Form 10-Q
period 1996-03-31
CHESAPEAKE ENERGY CORP
filed 1996-05-15
CIK 895126

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]      Quarterly Report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

         For the quarterly period ended March 31, 1996

[ ]      Transition Report pursuant to Section 13 or 15(d) of the Securities
Act of 1934

         For the transition period from __________ to __________

                          COMMISSION FILE NO. 1-13726


                         CHESAPEAKE ENERGY CORPORATION
- ------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                 DELAWARE                          73-1395733
    -------------------------------            -------------------
    (State or other jurisdiction of             (I.R.S. Employer
     incorporation or organization)            Identification No.)

       6104 NORTH WESTERN AVENUE
        OKLAHOMA CITY, OKLAHOMA                       73118
- ------------------------------------------------------------------------------
(Address of principal executive offices)           (Zip Code)

                                (405) 848-8000
- ------------------------------------------------------------------------------
              Registrant's telephone number, including area code


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES  X   NO
                                     ---     ---

         At April 30, 1996, there were 19,899,547 shares of the registrant's $.10 par value Common Stock outstanding.

PART I. FINANCIAL INFORMATION


                         Index to Financial Statements
                                      and
                      Management's Discussion and Analysis


                                                                    Page
                                                                    ----
Chesapeake Energy Corporation:

Item 1.  Consolidated Financial Statements:

         Consolidated Balance Sheets at March 31, 1996
         and June 30, 1995  . . . . . . . . . . . . . . . . . . .    3

         Consolidated Statements of Operations for the Three
         and Nine Months Ended March 31, 1996 and 1995  . . . . .    4

         Consolidated Statements of Cash Flows for the
         Nine Months Ended March 31, 1996 and 1995  . . . . . . .    5

         Notes to Consolidated Financial Statements   . . . . . .    6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations  . . . . . . . . . .   13


Chesapeake Exploration Limited Partnership:

Item 1.  Financial Statements

         Balance Sheets at March 31, 1996 and
         June 30, 1995  . . . . . . . . . . . . . . . . . . . . .   19

         Statements of Operations for the Three and
         Nine Months Ended March 31, 1996 and 1995  . . . . . . .   20

         Statements of Cash Flows for the
         Nine Months Ended March 31, 1996 and 1995  . . . . . . .   21

         Notes to Financial Statements  . . . . . . . . . . . . .   22

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations  . . . . . . . . . .   23

                CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                     ASSETS
                                                                      March 31,       June 30,
                                                                        1996            1995
                                                                      ---------      ---------
                                                                           ($ in thousands)
CURRENT ASSETS:
   Cash and cash equivalents                                          $  25,948      $  55,535
   Accounts receivable:
       Oil and gas sales                                                 12,242         10,644
       Gas marketing sales                                                6,189           --
       Joint interest and other, net of allowance for
        doubtful accounts of $237,000 and $452,000                       27,138         26,317
       Related parties                                                    1,847          4,386
   Inventory                                                              7,066          8,926
   Other                                                                  1,798            633
                                                                      ---------      ---------

       Total Current Assets                                              82,228        106,441
                                                                      ---------      ---------

PROPERTY AND EQUIPMENT:

   Oil and gas properties, at cost based on full cost accounting:
       Evaluated oil and gas properties                                 279,668        165,302
       Unevaluated properties                                            76,265         27,474
   Less: accumulated depreciation, depletion and amortization           (77,089)       (41,821)
                                                                      ---------      ---------
                                                                        278,844        150,955
   Service properties, equipment, and other                              22,505         16,966
   Less: accumulated depreciation and amortization                       (5,797)        (4,120)
                                                                      ---------      ---------

       Total Property and Equipment                                     295,552        163,801
                                                                      ---------      ---------

OTHER ASSETS                                                              6,939          6,451
                                                                      ---------      ---------

TOTAL ASSETS                                                          $ 384,719      $ 276,693
                                                                      =========      =========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

   Notes payable and current maturities of long-term debt             $   8,496      $   9,993
   Accounts payable                                                      62,491         33,438
   Related party payables                                                 6,000           --
   Accrued liabilities and other                                          8,048          7,572
   Revenues and royalties due others                                     31,977         23,786
   Income taxes payable                                                     116            116
                                                                      ---------      ---------

       Total Current Liabilities                                        117,128         74,905
                                                                      ---------      ---------

LONG-TERM DEBT                                                          184,084        145,754
                                                                      ---------      ---------

REVENUES AND ROYALTIES DUE OTHERS                                         5,465          3,779
                                                                      ---------      ---------

DEFERRED INCOME TAXES                                                    13,285          7,280
                                                                      ---------      ---------

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' EQUITY:

   Common Stock, $.10 par value, 45,000,000 shares
    authorized at March 31, 1996; $.0033 par value,
    20,000,000 shares authorized at June 30, 1995;
    17,843,149 and 17,540,832 shares issued and outstanding
    at March 31, 1996 and June 30, 1995, respectively                     1,784             58

   Paid-in capital                                                       32,354         30,295

   Accumulated earnings                                                  30,619         14,622
                                                                      ---------      ---------

       Total Stockholders' Equity                                        64,757         44,975
                                                                      ---------      ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 384,719      $ 276,693
                                                                      =========      =========


             The accompanying notes are an integral part of these
                      consolidated financial statements.

                CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                           THREE MONTHS ENDED       NINE MONTHS ENDED
                                                MARCH 31,               MARCH 31,
                                           -------------------     -------------------
                                            1996        1995         1996        1995
                                           -------     -------     -------     -------
                                              ($ in thousands,       ($ in thousands,
                                           except per share data) except per share data)
REVENUES:

       Oil and gas sales                   $30,887     $14,025     $77,237     $36,501
       Gas marketing sales                  11,558        --        15,345        --
       Oil and gas service operations        1,700       1,763       5,317       6,514
       Interest and other                      250          68       2,041         976
                                           -------     -------     -------     -------

        Total Revenues                      44,395      15,856      99,940      43,991
                                           -------     -------     -------     -------

COSTS AND EXPENSES:

       Production expenses and taxes         2,136       1,357       5,839       2,648
       Gas marketing expenses               10,788        --        14,554        --
       Oil and gas service operations        1,244       1,433       4,263       5,325
       Oil and gas depreciation,
        depletion and amortization          13,035       6,653      35,268      15,725
       Depreciation and amortization
        of other assets                        766         626       2,151       1,590
       General and administrative, net       1,435         722       3,347       2,367
       Interest                              3,173       1,518       9,717       4,455
                                           -------     -------     -------     -------

        Total Costs and Expenses            32,577      12,309      75,139      32,110
                                           -------     -------     -------     -------


INCOME BEFORE INCOME TAXES                  11,818       3,547      24,801      11,881

INCOME TAX EXPENSE                           4,195       1,242       8,804       3,992
                                           -------     -------     -------     -------

NET INCOME                                 $ 7,623     $ 2,305     $15,997     $ 7,889
                                           =======     =======     =======     =======


EARNINGS PER COMMON SHARE COMPUTATION:

NET INCOME AVAILABLE TO COMMON             $ 7,623     $ 2,305     $15,997     $ 7,889
                                           =======     =======     =======     =======

NET INCOME PER COMMON SHARE                $   .39     $   .12     $   .83     $   .43
                                           =======     =======     =======     =======

WEIGHTED AVERAGE COMMON AND COMMON
        EQUIVALENT SHARES OUTSTANDING       19,490      18,642      19,328      18,443
                                           =======     =======     =======     =======


             The accompanying notes are an integral part of these
                      consolidated financial statements.

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                               NINE MONTHS ENDED
                                                                   March 31,
                                                           ------------------------
                                                             1996            1995
                                                           ---------      ---------
                                                               ($ in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

NET INCOME                                                 $  15,997      $   7,889

ADJUSTMENTS TO RECONCILE NET INCOME TO NET
 CASH PROVIDED BY OPERATING ACTIVITIES:

   Depreciation, depletion and amortization                   36,550         16,942
   Deferred taxes                                              8,804          3,992
   Amortization of loan costs                                    869            373
   Amortization of bond discount                                 421            427
   Gain on sale of fixed assets and other                       (366)          (164)
   Purchases and sales of trading securities, net               (850)          --
   Other adjustments                                            (129)            34

CHANGES IN CURRENT ASSETS AND LIABILITIES                     38,819          7,737
                                                           ---------      ---------

    Cash provided by operating activities                    100,115         37,230
                                                           ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Exploration development and acquisition
    of oil and gas properties                               (171,523)       (81,323)
   Proceeds from sale of oil and gas
    equipment, leasehold and other                             8,366         13,505
   Proceeds from sale of property, equipment and other           783            835
   Investment in gas marketing company, net of
    cash acquired                                               (363)          --
   Additions to property, equipment and other                 (6,334)        (5,859)
                                                           ---------      ---------
        Cash used in investing activities                   (169,071)       (72,842)
                                                           ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from long-term borrowings                         41,650         35,082
   Payments on long-term borrowings                           (3,267)       (11,740)
   Cash received from exercise of stock options                  986            737
                                                           ---------      ---------
    Cash provided by financing activities                     39,369         24,079
                                                           ---------      ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         (29,587)       (11,533)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                55,535         16,225
                                                           ---------      ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                   $  25,948      $   4,692
                                                           =========      =========


             The accompanying notes are an integral part of these
                      consolidated financial statements.

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1996
                                  (unaudited)


1. Accounting Principles

The accompanying unaudited consolidated financial statements of Chesapeake Energy Corporation and Subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q as prescribed by the Securities and Exchange Commission. All material adjustments (consisting solely of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods have been reflected. The results for the three and nine months ended March 31, 1996, are not necessarily indicative of the results for the full fiscal year.

As used in this Form 10-Q, the terms "Restricted Subsidiaries" and "Subsidiary Guarantors" include Chesapeake Operating, Inc. ("COI"), Lindsay Oil Field Supply, Inc., Sander Trucking Company, Inc., Whitmire Dozer Service, Inc., and Chesapeake Exploration Limited Partnership ("CEX"), and the terms "Unrestricted Subsidiaries" and "Non-Guarantor Subsidiaries" include Chesapeake Gas Development Corporation ("CGDC") and Chesapeake Energy Marketing, Inc. ("CEM"), each of which is a direct or indirect wholly owned subsidiary of the Company.


2. Recent Transactions

On April 9, 1996, the Company issued 1,650,000 shares of Common Stock in a public offering at a price of $53.00 per share, which resulted in net proceeds to the Company of approximately $82.6 million before certain expenses of the offering. On April 9, 1996, the Company also issued $120 million in 9 1/8% Senior Notes due 2006 (the "9 1/8% Notes"), which resulted in net proceeds to the Company of approximately $116.0 million before certain expenses of the offering. The 9 1/8% Notes were issued at 99.931% of par. On April 12, 1996, the underwriters of the Company's Common Stock Offering exercised an over-allotment option to purchase an additional 346,500 shares of Common Stock at a price of $53.00 per share, resulting in additional net proceeds to the Company of approximately $17.3 million, before certain expenses.

On April 30, 1996, the Company purchased interests in certain producing and non-producing oil and gas properties from Amerada Hess Corporation for $35 million, subject to adjustment for activity after the effective date of January 1, 1996. The properties are located in the Knox and Golden Trend fields of southern Oklahoma, most of which are operated by the Company. The Company estimates that it acquired approximately 58 billion cubic feet equivalent ("Bcfe") of proved oil and gas reserves. Additionally, the Company acquired approximately 14,000 net acres of unevaluated leasehold.

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                  (unaudited)

3. Senior Notes

12% Notes

The Company has outstanding $47.5 million in aggregate principal amount of 12% Notes which mature in March 2001. The 12% Notes bear interest at an annual rate of 12%, payable semiannually on each March 1 and September 1. The 12% Notes are senior obligations of the Company and are secured by a pledge of all of the issued and outstanding capital stock of, and partnership interests in, the Company's Restricted Subsidiaries. In addition, the 12% Notes are fully and unconditionally guaranteed, jointly and severally, by the Restricted Subsidiaries. The only subsidiary's securities which constitute a substantial portion of the collateral for the 12% Notes are the partnership interests in CEX, a limited partnership which is 10% owned by COI, as the sole general partner, and 90% owned directly by the Company, as the sole limited partner. Separate financial statements of CEX are presented elsewhere in this Form 10-Q.

10 1/2% Notes

The Company has outstanding $90 million in aggregate principal amount of 10 1/2% Notes which mature June 2002. The 10 1/2% Notes bear interest at an annual rate of 10 1/2%, payable semiannually on each June 1 and December 1. The 10 1/2% Notes are senior, unsecured obligations of the Company, and are fully and unconditionally guaranteed, jointly and severally, by the Company's Restricted Subsidiaries.

9 1/8% Notes

On April 9, 1996 the Company issued $120 million in aggregate principal amount of 9 1/8% Senior Notes due 2006 which mature April 15, 2006. The 9 1/8% Notes bear interest at an annual rate of 9 1/8%, payable semiannually on each April 15 and October 15, commencing October 15, 1996. The 9 1/8% Notes are senior, unsecured obligations of the Company, and are fully and unconditionally guaranteed, jointly and severally, by the Company's Restricted Subsidiaries.


Set forth below are condensed consolidating financial statements of CEX, the other Subsidiary Guarantors, all Subsidiary Guarantors combined, the Non-Guarantor Subsidiaries and the Company. The CEX limited partnership condensed financial statements were prepared on a separate entity basis as reflected in the Company's books and records and include all material costs of doing business as if the partnership were on a stand-alone basis except that interest is not charged or allocated on intercompany advances. No provision has been made for income taxes because the partnership is not a tax paying entity.

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                  (unaudited)

                     CONDENSED CONSOLIDATING BALANCE SHEET
                              AS OF MARCH 31, 1996
                                ($ IN THOUSANDS)


                                              SUBSIDIARY GUARANTORS
                                       -----------------------------------
                                                      ALL                   NON-GUARANTOR   COMPANY
                                          CEX        OTHERS      COMBINED    SUBSIDIARIES   (PARENT)  ELIMINATIONS  CONSOLIDATED
                                       ---------    ---------    ---------  -------------  ---------  ------------  ------------
                                    ASSETS

CURRENT ASSETS:

   Cash and cash equivalents           $    --      $  12,292    $  12,292    $   1,395    $  12,261    $    --      $  25,948
   Accounts receivable, net               14,549       27,564       42,113        6,980         --         (1,677)      47,416
   Inventory                                --          7,032        7,032           34         --           --          7,066
   Other                                    --            569          569           12        1,217         --          1,798
                                       ---------    ---------    ---------    ---------    ---------    ---------    ---------
       Total Current Assets               14,549       47,457       62,006        8,421       13,478       (1,677)      82,228
                                       ---------    ---------    ---------    ---------    ---------    ---------    ---------

PROPERTY AND EQUIPMENT:

   Oil and gas properties                270,952      (15,901)     255,051       24,617         --           --        279,668
   Unevaluated leasehold                  76,265         --         76,265         --           --           --         76,265
   Other property and equipment             --         15,197       15,197           21        7,287         --         22,505
   Less: accumulated depreciation,
   depletion and amortization            (69,752)      (5,408)     (75,160)      (7,349)        (377)        --        (82,886)
                                       ---------    ---------    ---------    ---------    ---------    ---------    ---------
       Total Property & Equipment        277,465       (6,112)     271,353       17,289        6,910         --        295,552
                                       ---------    ---------    ---------    ---------    ---------    ---------    ---------

INVESTMENTS IN SUBSIDIARIES
   AND INTERCOMPANY ADVANCES              55,344      297,707      353,051        7,325      198,179     (558,555)        --
                                       ---------    ---------    ---------    ---------    ---------    ---------    ---------

OTHER ASSETS                                 675           12          687          946        5,306         --          6,939
                                       ---------    ---------    ---------    ---------    ---------    ---------    ---------

TOTAL ASSETS                           $ 348,033    $ 339,064    $ 687,097    $  33,981    $ 223,873    $(560,232)   $ 384,719
                                       =========    =========    =========    =========    =========    =========    =========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

   Notes payable and current
    maturities of long-term debt       $    --      $   5,227    $   5,227    $   3,240    $      29    $    --      $   8,496
   Accounts payable and other                378      101,405      101,783        4,947        3,604       (1,702)     108,632
                                       ---------    ---------    ---------    ---------    ---------    ---------    ---------
       Total Current Liabilities             378      106,632      107,010        8,187        3,633       (1,702)     117,128
                                       ---------    ---------    ---------    ---------    ---------    ---------    ---------

LONG-TERM DEBT                            35,000        2,277       37,277       10,560      136,247         --        184,084
                                       ---------    ---------    ---------    ---------    ---------    ---------    ---------

REVENUES PAYABLE                            --          5,465        5,465         --           --           --          5,465
                                       ---------    ---------    ---------    ---------    ---------    ---------    ---------

DEFERRED INCOME TAXES                       --         19,235       19,235          962       (6,912)        --         13,285
                                       ---------    ---------    ---------    ---------    ---------    ---------    ---------

INTERCOMPANY PAYABLES                    238,606      235,269      473,875        8,284       72,601     (554,760)        --
                                       ---------    ---------    ---------    ---------    ---------    ---------    ---------

STOCKHOLDERS' EQUITY:

   Common Stock                             --            117          117            2        1,667           (2)       1,784
   Other                                  74,049      (29,931)      44,118        5,986       16,637       (3,768)      62,973
                                       ---------    ---------    ---------    ---------    ---------    ---------    ---------
       Total Stockholders' Equity         74,049      (29,814)      44,235        5,988       18,304       (3,770)      64,757
                                       ---------    ---------    ---------    ---------    ---------    ---------    ---------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                   $ 348,033    $ 339,064    $ 687,097    $  33,981    $ 223,873    $(560,232)   $ 384,719
                                       =========    =========    =========    =========    =========    =========    =========

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1996
                                  (unaudited)

                     CONDENSED CONSOLIDATING BALANCE SHEET
                              AS OF JUNE 30, 1995
                                ($ IN THOUSANDS)



                                              SUBSIDIARY GUARANTORS
                                       -----------------------------------
                                                      ALL                   NON-GUARANTOR   COMPANY
                                          CEX        OTHERS      COMBINED    SUBSIDIARIES   (PARENT)  ELIMINATIONS  CONSOLIDATED
                                       ---------    ---------    ---------  -------------  ---------  ------------  ------------
                                    ASSETS

CURRENT ASSETS:

   Cash and cash equivalents           $    --      $  53,227    $  53,227    $       5    $   2,303    $    --      $  55,535
   Accounts receivable, net                9,867       30,693       40,560          777           10         --         41,347
   Inventory                                --          8,895        8,895           31         --           --          8,926
   Other                                    --            633          633         --           --           --            633
                                                    ---------    ---------    ---------    ---------    ---------    ---------
       Total Current Assets                9,867       93,448      103,315          813        2,313         --        106,441
                                       ---------    ---------    ---------    ---------    ---------    ---------    ---------

PROPERTY AND EQUIPMENT:

   Oil and gas properties                163,521      (16,723)     146,798       18,504         --           --        165,302
   Unevaluated leasehold                  27,474         --         27,474         --           --           --         27,474
   Other property and equipment             --         12,199       12,199         --          4,767         --         16,966
   Less: accumulated depreciation,
   depletion and amortization            (36,959)      (3,847)     (40,806)      (4,861)        (274)        --        (45,941)
                                       ---------    ---------    ---------    ---------    ---------    ---------    ---------
       Total Property & Equipment        154,036       (8,371)     145,665       13,643        4,493         --        163,801
                                       ---------    ---------    ---------    ---------    ---------    ---------    ---------

INVESTMENTS IN SUBSIDIARIES
   AND INTERCOMPANY ADVANCES              17,559      181,914      199,473         --        176,795     (376,268)        --
                                       ---------    ---------    ---------    ---------    ---------    ---------    ---------

OTHER ASSETS                                 776           41          817          123        5,511         --          6,451
                                       ---------    ---------    ---------    ---------    ---------    ---------    ---------

TOTAL ASSETS                           $ 182,238    $ 267,032    $ 449,270    $  14,579    $ 189,112    $(376,268)   $ 276,693
                                       =========    =========    =========    =========    =========    =========    =========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

   Notes payable and current
    maturities of long-term debt       $    --      $   7,757    $   7,757    $   2,200    $      36    $    --      $   9,993
   Accounts payable and other                516       61,777       62,293         --          2,619         --         64,912
                                       ---------    ---------    ---------    ---------    ---------    ---------    ---------
       Total Current Liabilities             516       69,534       70,050        2,200        2,655         --         74,905
                                       ---------    ---------    ---------    ---------    ---------    ---------    ---------

LONG-TERM DEBT                                10        1,326        1,336        8,600      135,818         --        145,754
                                       ---------    ---------    ---------    ---------    ---------    ---------    ---------

REVENUES PAYABLE                            --          3,779        3,779         --           --           --          3,779
                                       ---------    ---------    ---------    ---------    ---------    ---------    ---------

DEFERRED INCOME TAXES                       --          9,621        9,621          164       (2,505)        --          7,280
                                       ---------    ---------    ---------    ---------    ---------    ---------    ---------

INTERCOMPANY PAYABLES                    140,236      201,959      342,195        3,307       30,766     (376,268)        --
                                       ---------    ---------    ---------    ---------    ---------    ---------    ---------

STOCKHOLDERS' EQUITY:

   Common Stock                             --             31           31            1           58          (32)          58
   Other                                  41,476      (19,218)      22,258          307       22,320           32       44,917
                                       ---------    ---------    ---------    ---------    ---------    ---------    ---------
       Total Stockholders' Equity         41,476      (19,187)      22,289          308       22,378         --         44,975
                                       ---------    ---------    ---------    ---------    ---------    ---------    ---------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                   $ 182,238    $ 267,032    $ 449,270    $  14,579    $ 189,112    $(376,268)   $ 276,693
                                       =========    =========    =========    =========    =========    =========    =========

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1996
                                  (unaudited)

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                ($ IN THOUSANDS)



                                                   SUBSIDIARY GUARANTORS
                                             -----------------------------------
                                                           ALL                 NON-GUARANTOR  COMPANY
                                               CEX        OTHERS      COMBINED  SUBSIDIARIES  (PARENT)   ELIMINATIONS  CONSOLIDATED
                                             --------    --------     -------- -------------  --------   ------------  ------------
FOR THE NINE MONTHS ENDED MARCH 31, 1996:
REVENUES:
   Oil and gas sales                         $ 72,112    $   --       $ 72,112    $  5,125    $   --       $   --       $ 77,237
   Gas marketing sales                           --          --           --        17,964        --         (2,619)      15,345
   Oil and gas service operations                --         5,317        5,317        --          --           --          5,317
   Interest and other                            --         1,379        1,379         105         557         --          2,041
                                             --------    --------     --------    --------    --------     --------     --------
       Total Revenues                          72,112       6,696       78,808      23,194         557       (2,619)      99,940
                                             --------    --------     --------    --------    --------     --------     --------

COSTS AND EXPENSES:
   Production expenses and taxes                4,884         437        5,321         518        --           --          5,839
   Gas marketing expenses                        --          --           --        17,173        --         (2,619)      14,554
   Oil and gas service operations                --         4,263        4,263        --          --           --          4,263
   Oil and gas depreciation,
    depletion and amortization                 33,359        --         33,359       1,909        --           --         35,268
   Other depreciation and amortization            181       1,176        1,357          44         750         --          2,151
   General and administrative, net                807       1,735        2,542         291         514         --          3,347
   Interest and other                             308          97          405         551       8,761         --          9,717
                                             --------    --------     --------    --------    --------     --------     --------
       Total Costs & Expenses                  39,539       7,708       47,247      20,486      10,025       (2,619)      75,139
                                             --------    --------     --------    --------    --------     --------     --------

INCOME (LOSS) BEFORE INCOME TAXES              32,573      (1,012)      31,561       2,708      (9,468)        --         24,801
INCOME TAX EXPENSE (BENEFIT)                     --        11,275       11,275         962      (3,433)        --          8,804
                                             --------    --------     --------    --------    --------     --------     --------
NET INCOME (LOSS)                            $ 32,573    $(12,287)    $ 20,286    $  1,746    $ (6,035)    $   --       $ 15,997
                                             ========    ========     ========    ========    ========     ========     ========


FOR THE NINE MONTHS ENDED MARCH 31, 1995:
REVENUES:
   Oil and gas sales                         $ 35,764    $   --       $ 35,764    $    737    $   --       $   --       $ 36,501
   Oil and gas service operations                --         6,514        6,514        --          --           --          6,514
   Interest and other                            --           902          902        --            74         --            976
                                             --------    --------     --------    --------    --------     --------     --------
       Total Revenues                          35,764       7,416       43,180         737          74         --         43,991
                                             --------    --------     --------    --------    --------     --------     --------

COSTS AND EXPENSES:
   Production expenses and taxes                2,144         391        2,535         113        --           --          2,648
   Oil and gas service operations                --         5,325        5,325        --          --           --          5,325
   Oil and gas depreciation,
    depletion and amortization                 15,353        --         15,353         372        --           --         15,725
   Other depreciation and amortization             97       1,147        1,244           1         345         --          1,590
   General and administrative, net                687       1,055        1,742          33         592         --          2,367
Interest and other                                122         296          418          96       3,941         --          4,455
                                             --------    --------     --------    --------    --------     --------     --------
       Total Costs & Expenses                  18,403       8,214       26,617         615       4,878         --         32,110
                                             --------    --------     --------    --------    --------     --------     --------

INCOME (LOSS) BEFORE INCOME TAX                17,361        (798)      16,563         122      (4,804)        --         11,881
INCOME TAX EXPENSE (BENEFIT)                     --         3,992        3,992        --          --           --          3,992
                                             --------    --------     --------    --------    --------     --------     --------
NET INCOME (LOSS)                            $ 17,361    $ (4,790)    $ 12,571    $    122    $ (4,804)    $   --       $  7,889
                                             ========    ========     ========    ========    ========     ========     ========

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1996
                                  (unaudited)

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                ($ IN THOUSANDS)

                                                   SUBSIDIARY GUARANTORS
                                             -----------------------------------
                                                           ALL                 NON-GUARANTOR  COMPANY
                                               CEX        OTHERS      COMBINED  SUBSIDIARIES  (PARENT)   ELIMINATIONS  CONSOLIDATED
                                             --------    --------     -------- -------------  --------   ------------  ------------
FOR THE THREE MONTHS ENDED MARCH 31, 1996:

REVENUES
   Oil and gas sales                          $ 28,579     $   --       $ 28,579    $  2,308    $   --       $   --       $ 30,887
   Gas marketing sales                            --           --           --        13,594        --         (2,036)      11,558
   Oil and gas service operations                 --          1,700        1,700        --          --           --          1,700
   Interest and other                             --            143          143          99           8         --            250
                                              --------     --------     --------    --------    --------     --------     --------
                                                28,579        1,843       30,422      16,001           8       (2,036)      44,395
                                              --------     --------     --------    --------    --------     --------     --------
COSTS AND EXPENSES
   Production expenses and taxes                 1,785          144        1,929         207        --           --          2,136
   Gas marketing expenses                         --           --           --        12,824        --         (2,036)      10,788
   Oil and gas service operations                 --          1,244        1,244        --          --           --          1,244
   Oil and gas depreciation                     12,300         --         12,300         735        --           --         13,035
   Other depreciation & amortization                72          435          507          26         233         --            766
   General and administrative, net                 280          763        1,043         190         202         --          1,435
   Interest and Other                              280           44          324         201       2,648         --          3,173
                                              --------     --------     --------    --------    --------     --------     --------
                                                14,717        2,630       17,347      14,183       3,083       (2,036)      32,577
                                              --------     --------     --------    --------    --------     --------     --------
INCOME (LOSS) BEFORE INCOME TAX                 13,862         (787)      13,075       1,818      (3,075)        --         11,818
                                              --------     --------     --------    --------    --------     --------     --------
INCOME TAX EXPENSE (BENEFIT)                      --          4,713        4,713         646      (1,164)        --          4,195
                                              --------     --------     --------    --------    --------     --------     --------
NET INCOME (LOSS)                             $ 13,862     $ (5,500)    $  8,362    $  1,172    $ (1,911)    $   --       $  7,623
                                              ========     ========     ========    ========    ========     ========     ========

FOR THE THREE MONTHS ENDED MARCH 31, 1995:

REVENUES
   Oil and gas sales                          $ 13,494     $   --       $ 13,494    $    531    $   --       $   --       $ 14,025
   Oil and gas service operations                 --          1,763        1,763        --          --           --          1,763
   Interest and other                             --             30           30        --            38         --             68
                                              --------     --------     --------    --------    --------     --------     --------
                                                13,494        1,793       15,287         531          38         --         15,856
                                              --------     --------     --------    --------    --------     --------     --------
COSTS AND EXPENSES
   Production expenses and taxes                 1,111          163        1,274          83        --           --          1,357
   Oil and gas service operations                 --          1,433        1,433        --          --           --          1,433
   Oil and gas depreciation                      6,360         --          6,360         293        --           --          6,653
   Other depreciation & amortization              (120)         621          501           1         124         --            626
   General and administrative, net                 252          283          535          27         160         --            722
   Interest and Other                               89          595          684          96         738         --          1,518
                                              --------     --------     --------    --------    --------     --------     --------
                                                 7,692        3,095       10,787         500       1,022         --         12,309
                                              --------     --------     --------    --------    --------     --------     --------
INCOME (LOSS) BEFORE INCOME TAX                  5,802       (1,302)       4,500          31        (984)        --          3,547
                                              --------     --------     --------    --------    --------     --------     --------
INCOME TAX EXPENSE (BENEFIT)                      --          1,242        1,242        --          --           --          1,242
                                              --------     --------     --------    --------    --------     --------     --------
NET INCOME (LOSS)                             $  5,802     $ (2,544)    $  3,258    $     31    $   (984)    $   --       $  2,305
                                              ========     ========     ========    ========    ========     ========     ========

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1996
                                  (unaudited)

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                                ($ IN THOUSANDS)

                                                   SUBSIDIARY GUARANTORS
                                             -----------------------------------
                                                           ALL                 NON-GUARANTOR  COMPANY
                                               CEX        OTHERS      COMBINED  SUBSIDIARIES  (PARENT)   ELIMINATIONS  CONSOLIDATED
                                             --------    --------     -------- -------------  --------   ------------  ------------
FOR THE NINE MONTHS ENDED MARCH 31, 1996:
CASH FLOWS FROM
 OPERATING ACTIVITIES                       $  50,767    $  53,200    $ 103,967    $   2,877    $  (6,729)   $    --      $ 100,115
                                            ---------    ---------    ---------    ---------    ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Oil and gas properties                    (159,478)      (5,365)    (164,843)     (11,980)        --          5,300     (171,523)
   Proceeds from sales                          5,300        9,149       14,449         --           --         (5,300)       9,149
   Investment in gas marketing
    company                                      --           --           --            266         (629)        --           (363)
   Other additions                               (182)      (3,218)      (3,400)         (40)      (2,894)        --         (6,334)
                                            ---------    ---------    ---------    ---------    ---------    ---------    ---------
                                             (154,360)         566     (153,794)     (11,754)      (3,523)        --       (169,071)
                                            ---------    ---------    ---------    ---------    ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term
    borrowings                                 30,000        1,350       31,350       10,300         --           --         41,650
   Payments on borrowings                        --           (753)        (753)      (2,494)         (20)        --         (3,267)
   Cash received from exercise
    of stock options                             --           --           --           --            986         --            986
   Intercompany advances, net                  73,593      (95,298)     (21,705)       2,461       19,244         --           --
                                            ---------    ---------    ---------    ---------    ---------    ---------    ---------

                                              103,593      (94,701)       8,892       10,267       20,210         --         39,369
                                            ---------    ---------    ---------    ---------    ---------    ---------    ---------
Net increase (decrease) in cash
   and cash equivalents                          --        (40,935)     (40,935)       1,390        9,958         --        (29,587)
Cash, beginning of period                        --         53,227       53,227            5        2,303         --         55,535
                                            ---------    ---------    ---------    ---------    ---------    ---------    ---------
Cash, end of period                         $    --      $  12,292    $  12,292    $   1,395    $  12,261    $    --      $  25,948
                                            =========    =========    =========    =========    =========    =========    =========

FOR THE NINE MONTHS ENDED MARCH 31, 1995:
CASH FLOWS FROM
 OPERATING ACTIVITIES                       $  36,643    $   5,573    $  42,216    $      10    $  (4,996)   $    --      $  37,230
                                            ---------    ---------    ---------    ---------    ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Oil and gas properties                     (81,323)        --        (81,323)      (5,500)        --          5,500      (81,323)
   Proceeds from sales                          8,881       10,959       19,840         --           --         (5,500)      14,340
   Other additions                                 11       (3,640)      (3,629)         (57)      (2,173)        --         (5,859)
                                            ---------    ---------    ---------    ---------    ---------    ---------    ---------
                                              (72,431)       7,319      (65,112)      (5,557)      (2,173)        --        (72,842)
                                            ---------    ---------    ---------    ---------    ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term
    borrowings                                 28,433        1,149       29,582        5,500         --           --         35,082
   Payments on borrowings                      (9,933)      (1,881)     (11,814)        (300)         374         --        (11,740)
   Cash received from exercise
    of stock options                             --           --           --           --            737         --            737
   Intercompany advances, net                  17,288      (31,133)     (13,845)         383       13,462         --           --
                                            ---------    ---------    ---------    ---------    ---------    ---------    ---------
                                               35,788      (31,865)       3,923        5,583       14,573         --         24,079
                                            ---------    ---------    ---------    ---------    ---------    ---------    ---------

Net increase (decrease)in cash
   and cash equivalents                          --        (18,973)     (18,973)          36        7,404         --        (11,533)
Cash, beginning of period                        --         13,946       13,946         --          2,279         --         16,225
                                            ---------    ---------    ---------    ---------    ---------    ---------    ---------
Cash, end of period                         $    --      $  (5,027)   $  (5,027)   $      36    $   9,683    $    --      $   4,692
                                            =========    =========    =========    =========    =========    =========    =========

                         PART I. FINANCIAL INFORMATION
                                    ITEM 2.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

                                 RECENT EVENTS

On April 9, 1996 the Company completed a public offering of 1,650,000 shares of Common Stock (the "Common Stock Offering") at a price of $53.00 per share, resulting in net proceeds to the Company of approximately $82.6 million before certain expenses of the offering. On April 12, 1996, the underwriters of the Company's Common Stock Offering exercised an over-allotment option to purchase an additional 346,500 shares of Common Stock at a price of $53.00 per share, resulting in additional net proceeds to the Company of approximately $17.3 million. On April 9, 1996 the Company also concluded the sale of $120 million in 9 1/8% Senior Notes due 2006 (the "9 1/8% Notes"), which offering (the "9 1/8% Notes Offering") resulted in net proceeds to the Company of approximately $116.0 million before certain expenses of the offering. The 9 1/8% Notes were issued at 99.931% of par.

On April 30, 1996, the Company purchased interests in certain producing and non-producing oil and gas properties from Amerada Hess Corporation for $35 million, subject to adjustment for activity after the effective date of January 1, 1996. The properties are located in the Knox and Golden Trend fields of southern Oklahoma, most of which are operated by the Company. The Company estimates that it acquired approximately 58 billion cubic feet equivalent ("Bcfe") of proved oil and gas reserves. Additionally, the Company acquired approximately 14,000 net acres of unevaluated leasehold.


              THREE MONTHS ENDED MARCH 31, 1996 VS. MARCH 31, 1995

Net income for the three months ended March 31, 1996 (the "Current Quarter") was $7.6 million, a $5.3 million increase from net income of $2.3 million for the quarter ended March 31, 1995 (the "Prior Quarter"). This increase was caused primarily by the Company's significantly higher oil and gas production.

Revenues from oil and gas sales for the Current Quarter were $30.9 million, an increase of $16.9 million, or 121%, from the Prior Quarter. Gas production increased to 13.5 billion cubic feet ("Bcf"), an increase of 6.7 Bcf, or 100%, compared to the Prior Quarter. Additionally, oil production increased 67 thousand barrels ("MBbls"), or 24%, from 275 MBbls to 342 MBbls. The increase in oil and gas production was accompanied by increases in the average oil and gas prices realized. In the Current Quarter, the Company received an average oil price of $18.44 per barrel, an increase of $0.93 per barrel, or 5%, from the $17.51 per barrel realized in the Prior Quarter. Gas price realizations increased to $1.83 per thousand cubic feet ("Mcf") in the Current Quarter, an increase of 34% from the $1.37 per Mcf realized in the Prior Quarter.

The following table sets forth oil and gas production for the Company's major producing areas during the Current Quarter.


                               PRODUCING    OIL       GAS      TOTAL    PERCENT
       FIELD                     WELLS     (MBLS)    (MMCF)   (MMCFE)      %
       -----                   ---------   ------    ------   -------   -------
 Giddings                           160       215    11,365    12,657        81%
 Southern Oklahoma                  215        77     1,334     1,794        12

 All Other                           88        50       764     1,066         7
                                 ------    ------    ------    ------    ------

  TOTAL                             463       342    13,463    15,517       100%
                                 ======    ======    ======    ======    ======

Revenues from the Company's gas marketing operations, which commenced in December 1995 with the purchase of Chesapeake Energy Marketing, Inc. ("CEM"), were $11.6 million. Gas marketing expenses were $10.8 million, resulting in a gross profit margin during the Current Quarter of $0.8 million.

Revenues from oil and gas service operations for the Current Quarter were $1.7 million, essentially unchanged from the Prior Quarter. The gross profit margin on service operations in the Current Quarter increased to 27% from 19% in the Prior Quarter as the result of a different mix of operations. Margins vary, depending upon the mix of trucking, construction and roustabout services provided. The Company continues to de-emphasize the use of Company-owned service equipment as a component of its exploration and production strategy. In many of its exploration projects, the Company relies exclusively on third party service contractors. The Company continues to pursue disposition of its service operations by merger or sale.

Production expenses and taxes increased to $2.1 million in the Current Quarter from $1.4 million in the Prior Quarter. This increase was the result of a significant increase in oil and gas production volumes during the Current Quarter. On a gas equivalent production unit ("Mcfe") basis, production expenses and taxes were $0.14 per Mcfe in the Current Quarter compared to $0.16 per Mcfe in the Prior Quarter. Much of the Company's gas production from wells drilled before September 1996 in the downdip Giddings Field, qualifies for exemption from Texas state production taxes for production through August 31, 2001. Additionally, certain oil and gas production from the Company's wells in the Knox and Sholem Alechem fields in Oklahoma qualifies for exemption until well costs are recovered. These exemptions, combined with the fact that many of the Company's wells are high volume gas wells that tend to have lower operating costs per Mcfe than lower volume wells, result in the Company's low production costs per Mcfe.

Depreciation, depletion and amortization ("DD&A") of oil and gas properties for the Current Quarter was $13.0 million, an increase of $6.4 million from the Prior Quarter. The increase in DD&A expense for oil and gas properties between quarters is the result of a 7.1 Bcfe increase in production volumes and an increase in the DD&A rate per Mcfe. The average DD&A rate per Mcfe, a function of capitalized and estimated future development costs and the related proved reserves, was $0.84 for the Current Quarter and $0.79 for the Prior Quarter.

General and administrative expenses increased to $1.4 million during the Current Quarter, a $0.7 million, or 100%, increase from the Prior Quarter. This increase is the result of the continued growth of the Company, including the recent acquisition of the gas marketing operation. During the Current Quarter, the Company capitalized $0.5 million of payroll and other internal costs directly related to oil and gas exploration and developmental activities, net of partner reimbursements. In the Prior Quarter, partner reimbursements exceeded capitalized payroll and other internal costs by $0.1 million.

Interest expense increased significantly to $3.2 million during the Current Quarter, a $1.7 million increase from the Prior Quarter, as a result of substantially higher levels of debt outstanding during the Current Quarter. During the Current Quarter, the Company capitalized $1.6 million of interest costs representing the estimated costs to carry its unevaluated leasehold inventory, compared to $0.4 million in the Prior Quarter. This increase in capitalized interest costs is the result of significantly higher investments made during the Current Quarter in leasehold that has yet to be evaluated.

Income tax expense increased to $4.2 million in the Current Quarter from $1.2 million in the Prior Quarter. The Company's estimated effective income tax rate was 35.5% for the Current Quarter, compared to 35% for the Prior Quarter. The Company estimates its effective rate based on anticipated levels of income for the year and estimated production in excess of that allowed in computing statutory depletion for tax purposes. The provision for income tax expense is deferred because the Company is not currently a cash income taxpayer. The Company has significant tax net operating loss carryovers generated from the intangible drilling cost deduction for income tax purposes associated with the Company's drilling activities which are available to offset regular taxable income in the future.


              NINE MONTHS ENDED MARCH 31, 1996 VS. MARCH 31, 1995

Net income for the nine months ended March 31, 1996 (the "Current Period") increased to $16.0 million from $7.9 million for the nine months ended March 31,

1995 (the "Prior Period"). This increase of $8.1 million, or 103%, was caused primarily by the Company's significantly higher oil and gas production and lower costs per production unit.

Revenues from oil and gas sales for the Current Period were $77.2 million, an increase of $40.7 million, or 112%, over the $36.5 million of oil and gas sales revenues in the Prior Period. This increase was caused primarily by a 113% increase in gas equivalent production volumes, from 20.0 Bcfe in the Prior Period to 42.6 Bcfe in the Current Period. The production increase was accompanied by increases in the average prices realized during the Current Period. In the Current Period, the Company realized an average price of $1.62 per Mcf as compared to $1.51 in the Prior Period and average realized oil prices of $17.46 in the Current Period as compared to $17.05 in the Prior Period.

Revenues from CEM, the Company's gas marketing operation, were $15.3 million for the Current Period. Gas marketing expenses were approximately $14.5 million, resulting in a gross profit margin of approximately $0.8 million.

Revenues from oil and gas service operations were $5.3 million in the Current Period as compared to $6.5 million in the Prior Period. The gross profit margin on service operations in the Current Period increased slightly to 20% from 18% in the Prior Period as a result of a different mix of operations. Margins vary, depending upon the mix of trucking, construction and roustabout services provided. The Company's equipment was substantially fully utilized in both the Current Period and Prior Period. The Company continues to de-emphasize the use of Company-owned service equipment as a component of the Company's exploration and production strategy. In many of its exploration projects, the Company relies exclusively on third party service contractors. The Company continues to pursue disposition of its service operations by merger or sale.

Interest and other revenues were $2.0 million in the Current Period compared to $0.9 million in the Prior Period. This increase was due primarily to significantly higher interest and investment income earned as a result of working capital available to the Company for short-term investment during the Current Period.

Production expenses and taxes increased to $5.8 million in the Current Period from $2.6 million in the Prior Period. This increase was the result of significant increases in oil and gas production volumes during the Current Period and a $594,000 severance tax credit recorded in the Prior Period attributable to production from earlier periods. Without regard to the prior period tax credit, on a gas equivalent basis, production expenses and taxes decreased from $0.16 per Mcfe in the Prior Period to $0.14 per Mcfe in the Current Period. Much of the Company's gas production from wells drilled before September 1996 in the downdip Giddings Field qualifies for exemption from Texas state production taxes for production through August 31, 2001. Additionally, certain oil and gas production from the Company's wells in the Knox and Sholem Alechem fields in Oklahoma qualifies for exemption until well costs are recovered. These exemptions, combined with the fact that many of the Company's wells are high volume gas wells that tend to have lower operating costs per Mcfe than lower volume wells, result in the Company's low production costs per Mcfe.

DD&A of oil and gas properties for the Current Period was $35.3 million, compared to $15.7 million in the Prior Period. This $19.6 million increase, or 124%, was caused primarily by the 113% increase in oil and gas production. The DD&A rate per Mcfe increased from $0.79 in the Prior Period to $0.83 in the Current Period.

Depreciation and amortization of other assets increased from $1.6 million in the Prior Period to $2.2 million in the Current Period. This increase is primarily the result of an increase in non-oil and gas property and equipment from approximately $15.2 million at the end of the Prior Period to $22.5 million at the end of the Current Period.

General and administrative expenses increased to $3.3 million in the Current Period, an increase of $0.9 million, or 41%, over the $2.4 million in the Prior Period. During the Current Period, the Company capitalized $0.9 million of payroll and other internal costs directly related to oil and gas exploration and development activities, net of partner reimbursements, compared to $0.1 million in the Prior Period.

Interest expense increased to $9.7 million in the Current Period from $4.5 million in the Prior Period. This increase was the result of significantly higher average levels of debt outstanding in the Current Period compared to the Prior Period. During the Current Period, the Company capitalized $3.5 million of interest costs attributable to the carrying costs of the Company's unevaluated leasehold inventory positions, compared to $0.9 million of capitalized interest costs in the Prior Period. This increase in capitalized interest costs is the result of significantly higher investments made during the Current Period in leasehold that has yet to be evaluated.

Income tax expense increased to $8.8 million in the Current Period from $4.0 million in the Prior Period. This increase was the result of higher income before income taxes in the Current Period and an increase to 35.5% in the estimated tax rate in the Current Period compared to 33.6% in the Prior Period. The provision for income tax expense is deferred because the Company is not currently a cash income taxpayer. The Company has significant tax net operating loss carryovers generated from the intangible drilling cost deduction for income tax purposes associated with the Company's drilling activities which are available to offset regular taxable income in the future.


                               HEDGING ACTIVITIES

Periodically the Company utilizes hedging strategies to hedge the price of a portion of its future oil and gas production. These strategies include swap and floor arrangements. The swap arrangements establish an index-related price above which the Company pays the hedging counterparty and below which the Company is paid by the counterparty. The floor arrangements establish an index-related strike price for a put purchased by the Company for a cash premium. If the index price closes below the strike price, the put seller pays the Company the difference between the strike price and the closing index price.

The Company has the following oil swap arrangements for periods after the Current Period:

                                                                      NYMEX-Index
    Month (1996)                                 Volume(1)           Strike Price
    ------------                                 ---------           ------------
       April                                       60,000             $18.17/Bbl
       May                                         62,000             $18.04/Bbl
       June                                        60,000             $17.95/Bbl
       July                                        62,000             $17.88/Bbl
       August                                      62,000             $17.82/bbl

(1) Volume in barrels. Volume to be reduced by one-half if index price closes below strike price.


The Company has the following gas swap arrangements for periods after the Current Period:

                                                                    NYMEX-Index
       Months (1996)                           Volume (1)           Strike Price
       -------------                          -----------           ------------
       April-October                           1,200,000            $1.830/Mmbtu
       April-October                           1,500,000            $1.805/Mmbtu
       April-October                             600,000            $1.780/Mmbtu

(1) Million btu's per month ("Mmbtu").
(2) Volume is reduced by one-half if index price closes below strike price.


The Company has the following gas floor arrangements for periods after the Current Period:

                                                                Houston Ship Channel
          Months                                   Volume(1)     Index Strike Price
          ------                                   ---------    --------------------
       August 1996-
       February 1997                                620,000         $2.230/Mmbtu
       July-October 1996                            620,000         $2.125/Mmbtu
       July-October 1996                            620,000         $2.132/Mmbtu

(1) Mmbtu's per month

Additionally, the Company has entered into additional basis swaps which convert a portion of the NYMEX-based natural gas swap prices from a Henry Hub Index delivery basis into a Houston Ship Channel Index delivery basis, less an average of $0.085/Mmbtu for May through October 1996, and certain other exchanges designed to minimize basis risk and provide for upside in the event natural gas prices rise. The Company experienced a short-term basis differential of approximately $0.50/mmbtu between the NYMEX-based Henry Hub index prices used to determine the swap settlement and the Houston Ship Channel prices realized on hedged natural gas volumes during April 1996 that will result in reduced natural gas price realizations for April. The Company estimates that as a result it will realize an average gas sales price of $1.45 per Mcf for April. The Company does not anticipate significant basis differentials for hedged volumes from May 1996 forward, based on actual May index settlements and basis swaps established by the Company.

Gains or losses on the crude oil and natural gas swaps are recognized as price adjustments in the month of related production. The Company estimates that had all of the crude oil and natural gas swap agreements in effect for production periods beginning May 1, 1996 terminated on May 10, 1996, based on the closing prices for NYMEX futures contracts as of that date, the Company would have paid the counterparty approximately $9.1 million, which would have represented the "fair value" at that date. These agreements were not terminated.


                        CAPITAL RESOURCES AND LIQUIDITY

The Company had a working capital deficit of approximately $34.9 million as of March 31, 1996, compared to working capital of $31.5 million at June 30, 1995. This decrease in working capital was the result of significant capital expenditures for exploration and development of the Company's oil and gas properties, acquisition of undeveloped leasehold inventory, and to a lesser extent acquisition of other assets. To a large extent these expenditures were financed with working capital, cash flow from operations, and supplementally with borrowings under the Company's Revolving and Term Credit Facilities.

The Company's $35 million Revolving Credit Facility with Union Bank matures in November 2000, and provides for interest at the option of the Company equal to
(i) Union Bank's reference rate (8.25% at March 31, 1996) or (ii) the Eurodollar Rate plus from 1.375% to 1.875%, depending on the ratio of the amount outstanding to the commitment amount. The borrowing base and the amount outstanding at March 31, 1996 was $35.0 million. The borrowing base will reduce to zero thirty days prior to any scheduled principal payment under the Company's 12% Notes, 10 1/2% Notes and 9 1/8% Notes (collectively, the "Senior Notes"). The respective indentures governing the Company's Senior Notes limit the incurrence of indebtedness. Without regard to the incurrence limitations, the Company may incur secured bank indebtedness up to the greater of $15 million or 15% of the Company's adjusted consolidated net tangible assets ("ACNTA"). The Company paid all amounts outstanding under the Revolving Credit Facility on April 9, 1996, upon the closing of the 9 1/8% Note Offering. As a result of the 9 1/8% Notes Offering and Common Stock Offering, the Company estimates that the ACNTA limitation described above would currently allow the Company to incur, as permitted indebtedness, approximately $75 million in secured bank indebtedness. At March 31, 1996, on a pro forma basis, after giving effect to the completion of the Common Stock Offering and the 9 1/8% Notes Offering, and the application of the net proceeds therefrom, the Company had $277 million of indebtedness, including current maturities of long-term indebtedness, stockholders' equity of $164 million, and working capital of $146 million.

The Company's wholly-owned subsidiary, Chesapeake Gas Development Corporation ("CGDC"), has a Term Credit Facility with Union Bank with an outstanding balance of $13.8 million at March 31, 1996. Collateral for the Term Credit Facility is limited to CGDC's producing oil and gas properties, all of which are located in the Knox and Golden Trend areas of southern Oklahoma. The Term Credit Facility has not been guaranteed by the Company or any of its other subsidiaries and has recourse only to the assets of CGDC. CGDC acquired producing oil and gas properties from CEX in December 1994, June 1995, and December 1995 in exchange for $5.5 million, $6.0 million and $5.3 million in cash, respectively, using proceeds borrowed under the Term Facility. CGDC has not guaranteed the payment of the Company's Senior Notes. The Term Credit Facility prohibits the payment of dividends by CGDC. The Company anticipates additional amounts of credit will be available under the Term Credit Facility as properties are developed in southern Oklahoma.

The Company's cash provided by operating activities increased to $100.1 million during the Current Period, compared to $37.2 million during the Prior Period. The increase of $62.9 million is the result of increases in net income, adjusted for non-cash charges (such as DD&A and deferred income taxes), and cash provided by changes in current assets and current liabilities between the two periods.

Net cash used in investing activities increased to $169.1 million in the Current Period, up from $72.8 million in the Prior Period. The $96.3 million increase is a result of the Company's increased drilling activity and increased investment in leasehold during the Current Period.

The Company anticipates capital expenditures for fiscal 1996 of approximately $240 million, of which $70 million will be for leasehold, primarily in Louisiana. Through March 31, 1996, approximately $163.2 million had been expended for exploration and development of the Company's oil and gas properties net of proceeds from sale of equipment and leasehold, including approximately $48.8 million for unevaluated leasehold, primarily in the Austin Chalk Trend of Louisiana. Based on internal estimates as of March 31, 1996, the Company believes that as a result of its successful exploration and development efforts, proved oil and gas reserves have increased to approximately 355 Bcfe, of which approximately 151 Bcfe (43%) are proved developed. Production in the Current Period was 42.6 Bcfe, resulting in a reserve to production replacement ratio of approximately 3.5:1.

The Company's expected cash flow from operations is subject to a number of factors, many of which are beyond the Company's control, including the level of production and oil and gas prices. In the event the Company experiences unforeseen changes in its working capital position or capital resources, management will revise its capital expenditure program accordingly.

Consolidated cash provided by financing activities was $39.4 million during the Current Period, as compared to consolidated cash provided by financing activities of $24.1 million during the Prior Period. The increase resulted primarily from additional borrowings under the Revolving and Term Credit Facilities during the Current Period.


FORWARD LOOKING STATEMENTS

When used in this document, the words "anticipate", "estimate", "believe" and similar expressions are intended to identify forward looking statements. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties occur, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.

Among the key factors that have a direct bearing on the Company's ability to attain its goals are oil and gas prices, the ability to develop reserves and replace production at levels and costs estimated by the Company, the ability to fund the significant capital expenditures anticipated, environmental risks, drilling and operating risks, competition, government regulation, and the ability of the Company to manage significant anticipated growth and implement its overall business strategy.

                   CHESAPEAKE EXPLORATION LIMITED PARTNERSHIP
         (A WHOLLY-OWNED PARTNERSHIP OF CHESAPEAKE ENERGY CORPORATION)
                                BALANCE SHEETS
                                  (UNAUDITED)


                                    ASSETS
                                                                     March 31,    June 30,
                                                                       1996         1995
                                                                    ---------    ---------
                                                                        ($ in thousands)
CURRENT ASSETS:
   Accounts receivable                                              $  14,549    $   9,867
                                                                    ---------    ---------

   Total Current Assets                                                14,549        9,867
                                                                    ---------    ---------

PROPERTY AND EQUIPMENT:
   Oil and gas properties, at cost based on full cost accounting:
   Evaluated oil and gas properties                                   270,952      163,521
   Unevaluated properties                                              76,265       27,474
   Less: accumulated depreciation, depletion and amortization         (69,752)     (36,959)
                                                                    ---------    ---------

   Total Property and Equipment                                       277,465      154,036
                                                                    ---------    ---------


INTERCOMPANY RECEIVABLES:
   Chesapeake Energy Corporation                                       46,373       14,682
   Chesapeake Gas Development Corporation                               8,590        2,877
   Other                                                                  381         --
                                                                    ---------    ---------
                                                                       55,344       17,559
                                                                    ---------    ---------

OTHER ASSETS                                                              675          776
                                                                    ---------    ---------

TOTAL ASSETS                                                        $ 348,033    $ 182,238
                                                                    =========    =========

                       LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accrued Expenses                                                 $     378    $     516
                                                                    ---------    ---------

   Total Current Liabilities                                              378          516
                                                                    ---------    ---------

LONG-TERM DEBT                                                         35,000           10
                                                                    ---------    ---------

INTERCOMPANY PAYABLES:
   Chesapeake Operating, Inc.                                         236,416      138,046
   Lindsay Oil Field Supply, Inc.                                       2,190        2,190
                                                                    ---------    ---------
                                                                      238,606      140,236
                                                                    ---------    ---------
CONTINGENCIES AND COMMITMENTS

PARTNERS' CAPITAL:
   Contributions                                                          424          424
   Accumulated Earnings                                                73,625       41,052
                                                                    ---------    ---------

   Total Partners' Capital                                             74,049       41,476
                                                                    ---------    ---------

TOTAL LIABILITIES & PARTNERS' CAPITAL                               $ 348,033    $ 182,238
                                                                    =========    =========

   The accompanying notes are an integral part of these financial statements.

                   CHESAPEAKE EXPLORATION LIMITED PARTNERSHIP
         (A WHOLLY-OWNED PARTNERSHIP OF CHESAPEAKE ENERGY CORPORATION)
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                      THREE MONTHS ENDED      NINE MONTHS ENDED
                                           MARCH 31,               MARCH 31,
                                      -------------------    -------------------
                                        1996      1995         1996       1995
                                      --------   --------    --------   --------
                                        ($ in thousands)       ($ in thousands)
REVENUES:

   Oil and gas sales                  $ 28,579   $ 13,494    $ 72,112   $ 35,764
                                      --------   --------    --------   --------
       Total revenues                   28,579     13,494      72,112     35,764
                                      --------   --------    --------   --------

COSTS AND EXPENSES:

   Production expenses and taxes         1,785      1,111       4,884      2,144

   Oil and gas depreciation,
    depletion and amortization          12,300      6,360      33,359     15,353
   Amortization                             72       (120)        181         97

   General and administrative              280        252         807        687
   Interest                                280         89         308        122
                                      --------   --------    --------   --------
       Total costs and expenses         14,717      7,692      39,539     18,403
                                      --------   --------    --------   --------

NET INCOME                            $ 13,862   $  5,802    $ 32,573   $ 17,361
                                      ========   ========    ========   ========


   The accompanying notes are an integral part of these financial statements.

                   CHESAPEAKE EXPLORATION LIMITED PARTNERSHIP
         (A WHOLLY-OWNED PARTNERSHIP OF CHESAPEAKE ENERGY CORPORATION)
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                           NINE MONTHS ENDED
                                                                MARCH 31,
                                                        -----------------------
                                                          1996          1995
                                                        ---------     ---------
                                                           ($ in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

NET INCOME                                              $  32,573     $  17,361

ADJUSTMENTS TO RECONCILE NET INCOME TO NET
 CASH PROVIDED BY OPERATING ACTIVITIES:
   Oil and gas depreciation                                33,359        15,353
   Amortization                                               181            97

CHANGES IN CURRENT ASSETS AND LIABILITIES                 (15,346)        3,832
                                                        ---------     ---------
    Cash provided by operating activities                  50,767        36,643
                                                        ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Development and acquisition of oil
    and gas properties                                   (159,478)      (81,323)
   Proceeds from sales of fixed assets and other             --           3,381
   Sale of properties to CGDC                               5,300         5,500
   Other additions                                           (182)           11
                                                        ---------     ---------
        Cash used in investing activities                (154,360)      (72,431)
                                                        ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long term borrowings                      30,000        28,433
   Payments on long-term borrowings -                        --          (9,933)
   Financial resources and proceeds on
       intercompany transactions                          220,513       128,064
   Financial resources and payments
       applied to intercompany transactions              (146,920)     (110,776)
                                                        ---------     ---------
    Cash provided by financing activities                 103,593        35,788
                                                        ---------     ---------


NET INCREASE (DECREASE) IN CASH                              --            --
CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD                 --            --
                                                        ---------     ---------
CASH & CASH EQUIVALENTS, END OF PERIOD                  $    --       $    --
                                                        =========     =========


             The accompanying notes are an integral part of these
                      consolidated financial statements.

                   CHESAPEAKE EXPLORATION LIMITED PARTNERSHIP
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                  (UNAUDITED)


1. Accounting Principles

The accompanying unaudited financial statements of Chesapeake Exploration Limited Partnership ("CEX") have been prepared in accordance with the instructions to Form 10-Q as prescribed by the Securities and Exchange Commission. All material adjustments (consisting solely of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods have been reflected. The results for the nine months ended March 31, 1996, are not necessarily indicative of the results to be expected for the full fiscal year.

The CEX financial statements were prepared on a separate entity basis as reflected in the Company's books and records and include all material costs of doing business as if the partnership were on a stand-alone basis, except that interest is not charged on intercompany accounts, or allocated.

These financial statements should be read in conjunction with the March 31, 1996 consolidated financial statements and related notes of Chesapeake Energy Corporation and Subsidiaries (the "Company") included in this Form 10-Q and the Company's annual report on Form 10-K for the year ended June 30, 1995.

                         PART I. FINANCIAL INFORMATION
                                    ITEM 2.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                       THREE MONTHS AND NINE MONTHS ENDED
                       MARCH 31, 1996 VS. MARCH 31, 1995

CEX represents substantially all of the Company's oil and gas operations. Therefore, the discussion in Management's Discussion and Analysis of Financial Condition and Results of Operations, included elsewhere in this report, for the Company relate primarily to CEX.

CEX is a member of the consolidated group of companies of which Chesapeake Energy Corporation is the parent company. Although CEX has separate financing capabilities, CEX is largely dependent on the Company and the Company is dependent on the operations of CEX. Accordingly, capital resources and liquidity issues for CEX are not typical of an entity that operates on a stand alone basis and therefore should be considered only in conjunction with the discussion of the Company's capital resources and liquidity included elsewhere in this report.



                           PART II. OTHER INFORMATION


ITEM 1.        LEGAL PROCEEDINGS

- - Not applicable.

ITEM 2.        CHANGES IN SECURITIES

- - Not applicable.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

- - Not applicable

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

- - Not applicable


ITEM 5.        OTHER INFORMATION

- - Not applicable

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

(a)            Exhibits

               The following exhibits are filed as a part of this report:

         Exhibit No.

          4.1 Agreement dated as of March 7, 1996, Agreement dated as of March 8, 1996, Agreement dated as of March 27, 1996 and Fourth Amendment to Amended and Restated Credit Agreement dated as of April 2, 1996, among Chesapeake Energy Corporation, Chesapeake Exploration Limited Partnership, an Oklahoma Limited Partnership and Union Bank.

          11 Statement regarding computation of earnings per common share

          27              Financial Data Schedule


(b)      Form 8-K

         No reports on Form 8-K were filed during the three months ended March 31, 1996.

                                   SIGNATURES





         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          CHESAPEAKE ENERGY CORPORATION
                          -----------------------------
                                   (Registrant)



May 15, 1996               /s/ Aubrey K. McClendon
- -------------             -----------------------------
 Date                     Aubrey K. McClendon
                          Chairman and
                          Chief Executive Officer





May 15, 1996               /s/ Marcus C. Rowland
- -------------             -----------------------------
 Date                     Marcus C. Rowland
                          Vice President and
                          Chief Financial Officer

                               Index to Exhibits


Exhibit No.                        Description                             Page
- -----------                        -----------                             ----

 4.1 Agreement dated as of March 7, 1996, Agreement dated as of March 8, 1996, Agreement dated as of March 27, 1996 and Fourth Amendment to Amended and Restated Credit Agreement dated as of April 2, 1996, among Chesapeake Energy Corporation, Chesapeake Exploration Limited Partnership, an Oklahoma Limited Partnership and Union Bank.

11 Statement regarding computation of earnings per common share

27          Financial Data Schedule