Form 10-K/A
period 1996-06-30
CHESAPEAKE ENERGY CORP
filed 1996-10-28
CIK 895126

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A
                               (AMENDMENT NO. 1)

[X]                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                       FOR THE FISCAL YEAR ENDED JUNE 30, 1996
[ ]               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES ACT OF 1934 (NO FEE REQUIRED)

                        Commission File Number: 1-13726

                         CHESAPEAKE ENERGY CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

                DELAWARE                                       73-1395733
    (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                       Identification No.)

       6100 NORTH WESTERN AVENUE                                 73118
        OKLAHOMA CITY, OKLAHOMA                                (Zip Code)
(Address of principal executive offices)

                                 (405) 848-8000
               Registrant's telephone number, including area code

          Securities registered pursuant to Section 12(b) of the Act:

                                                NAME OF EACH EXCHANGE
            TITLE OF EACH CLASS                  ON WHICH REGISTERED
------------------------------------      -------------------------------
        Common Stock, par value $.10             New York Stock Exchange
        9.125% Senior Notes due 2006             New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES  [X]   NO  [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

     The aggregate market value of Common Stock held by non-affiliates on October 25, 1996 was $916,467,336. At such date, there were 30,128,321 shares of Common Stock issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      None

================================================================================

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

INFORMATION REGARDING DIRECTORS

     Pursuant to provisions of the Company's Certificate of Incorporation and Bylaws, the Board of Directors has fixed the number of directors at seven. The Company's Certificate of Incorporation and Bylaws provide for three classes of directors serving staggered three-year terms, with each class to be as nearly equal in number as possible. The Board of Directors has nominated Aubrey K. McClendon and Shannon T. Self for re-election as directors at the Company's annual meeting of shareholders scheduled to be held on December 13, 1996. If re-elected, their terms will expire at the 1999 annual meeting. The following information is furnished for each person who is a director of the Company.

NOMINEES FOR RE-ELECTION AS DIRECTORS FOR TERMS EXPIRING IN 1999

     Aubrey K. McClendon, age 37, has served as Chairman of the Board, Chief Executive Officer and director of the Company since its inception. From 1982 to 1989, Mr. McClendon was an independent producer of oil and gas in affiliation with Tom L. Ward, the Company's President and Chief Operating Officer. Mr. McClendon is a member of the Board of Visitors of the Fuqua School of Business at Duke University, an Executive Committee member of the Texas Independent Producers and Royalty Owners Association, a director of Oklahoma Independent Petroleum Association, and a director of the Louisiana Independent Oil and Gas Association. Mr. McClendon is a 1981 graduate of Duke University.

     Shannon T. Self, age 40, was an advisory director of the Company from June 1992 to February 1993 when he became a director. He is a shareholder of Self, Giddens & Lees, Inc., Attorneys at Law, in Oklahoma City, Oklahoma, which he co-founded in 1991. Mr. Self was an associate and shareholder in the law firm of Hastie and Kirschner, Oklahoma City, from 1984 to 1991 and was employed by Arthur Young & Co. from 1979 to 1980. Mr. Self is a Certified Public Accountant. He graduated from the University of Oklahoma in 1979 and from Northwestern University Law School in 1984.

DIRECTORS WHOSE TERMS EXPIRE IN 1997

     Breene M. Kerr, age 67, was an advisory director of the Company from June 1992 to February 1993 when he became a director. In 1969, he founded Kerr Consolidated, Inc. and remains Chairman and President of this private company with investments in the oil and gas and trucking industries. Additionally, in 1969, Mr. Kerr co-founded the Resource Analysis and Management Group and remained its senior partner until 1982. From 1967 to 1969, he was Vice President of Kerr-McGee Chemical Corporation. From 1951 through 1967, Mr. Kerr worked for Kerr-McGee Corporation as a geologist and land manager. Mr. Kerr has served as chairman of the Investment Committee for the Massachusetts Institute of Technology and is a life member of the Corporation (Board of Trustees) of that university. He served as a director of Kerr-McGee Corporation from 1957 to 1981. Mr. Kerr currently is a trustee and serves on the Investment Committee of the Brookings Institute in Washington, D.C., and has been an associate director since 1987 of Aven Gas & Oil, Inc., an oil and gas property management company located in Oklahoma City. Mr. Kerr graduated in 1951 from the Massachusetts Institute of Technology.

     Walter C. Wilson, age 61, was an advisory director of the Company from June 1992 to February 1993 when he became a director. From 1963 to 1974 and from 1978 to the present, Mr. Wilson has been a general agent with Massachusetts Mutual Life Insurance Company, and currently serves as President of Massachusetts Mutual Life Insurance Agency of Texas, Inc. From 1974 to 1978, Mr. Wilson was Senior Vice President of Massachusetts Mutual Life Insurance Company. Mr. Wilson is a member of the Board of Trustees of Springfield College in Springfield, Massachusetts, and is a director of Earth Satellite Corporation, a satellite remote sensing company in Rockville, Maryland, and National Compensation Plans, Inc., a Houston, Texas company which designs deferred compensation and retirement plans. Mr. Wilson graduated in 1958 from Dartmouth College.

DIRECTORS WHOSE TERMS EXPIRE IN 1998

     Tom L. Ward, age 37, has served as President, Chief Operating Officer, and a director of the Company since its inception. From 1982 to 1989, Mr. Ward was an independent producer of oil and gas in affiliation with Aubrey K. McClendon, the Company's Chairman and Chief Executive Officer. Mr. Ward graduated from the University of Oklahoma in 1981.

     E. F. Heizer, Jr., age 67, was an advisory director of the Company from June 1992 to February 1993 when he became a director. From 1985 to the present, Mr. Heizer has been a private venture capitalist. He founded Heizer Corp., an American Stock Exchange-listed business development company, in 1969 and served as Chairman and Chief Executive Officer from 1969 until 1986, when Heizer Corporation was reorganized into a number of public and private companies. Mr. Heizer was assistant treasurer of the Allstate Insurance Company from 1962 to 1969. He was employed by Booz, Allen and Hamilton from 1958 to 1962, Kidder, Peabody & Co. from 1956 to 1958, and Arthur Andersen & Co. from 1954 to 1956. He serves on the advisory board of the Kellogg School of Management at Northwestern University and the Executive Committee of Yale Law School. Mr. Heizer is a director of two other public companies, Amdahl Corporation, a manufacturer of computers based in Santa Clara, California, and Material Science Corporation, Elk Grove, Illinois, which is engaged in coating technology, as well as numerous private companies. Mr. Heizer graduated in 1951 from Northwestern University and from Yale University Law School in 1954.

     Frederick B. Whittemore, age 65, was an advisory director of the Company from June 1992 to February 1993 when he became a director. Mr. Whittemore has been an advisory director of Morgan Stanley & Co. since 1989 and was a managing director of Morgan Stanley & Co. from 1970 to 1989. He was Vice-Chairman of the American Stock Exchange from 1982 to 1984. Mr. Whittemore was a partner with Morgan Stanley & Co. from 1967 to 1970 and an associate from 1958 to 1967. Mr. Whittemore is a director of Integon Corporation, an insurance company listed on the New York Stock Exchange, Anglo-American Insurance Company Limited, London, England, and Southern Pacific Petroleum Corporation, an Australian oil and gas company. Mr. Whittemore graduated in 1953 from Dartmouth College and from the Amos Tuck School of Business Administration in 1954.

INFORMATION REGARDING OFFICERS

EXECUTIVE OFFICERS

     In addition to Messrs. McClendon and Ward, the following are also executive officers of the Company.

     Marcus C. Rowland, age 44, has served as Vice President -- Finance and Chief Financial Officer since 1993. From 1990 until his association with the Company, Mr. Rowland was Chief Operating Officer of Anglo-Suisse, L.P. assigned to the White Nights Russian Enterprise, a joint venture of Anglo-Suisse, L.P. and Phibro Energy Corporation, a major foreign operation which was granted the right to engage in oil and gas operations in Russia. Prior to his association with White Nights Russian Enterprise, Mr. Rowland owned and managed his own oil and gas company and prior to that was Chief Financial Officer of a private exploration company in Oklahoma City from 1981 to 1985. Mr. Rowland is a Certified Public Accountant and graduated from Wichita State University in 1975.

     Steven C. Dixon, age 38, served as Vice President -- Exploration from 1991 to 1995 and was appointed Senior Vice President-Operations in 1995. Mr. Dixon was a self-employed geological consultant in Wichita, Kansas, from 1983 through 1990. He was employed by Beren Corporation in Wichita, Kansas, from 1980 to 1983 as a geologist. Mr. Dixon graduated from the University of Kansas in 1980.

     J. Mark Lester, age 43, served as Vice President -- Exploration from 1989 to 1995 and was appointed Senior Vice President -- Exploration in 1995. From 1986 to 1989, Mr. Lester was employed by Messrs. McClendon and Ward. He was employed by several independent oil companies in Oklahoma City from 1980 to 1986, and was employed by Union Oil Company of California from 1977 to 1980 as a geophysicist. Mr. Lester graduated from Purdue University in 1975 and in 1977.

     Henry J. Hood, age 36, has served as Vice President -- Land and Legal since 1995. Mr. Hood was retained as a consultant to the Company during the prior two years. He was associated with the Oklahoma City law firm of Watson & McKenzie from 1987 to 1992. From 1991 to 1992 Mr. Hood was of counsel with the Oklahoma City law firm of White, Caffey, Galt & Fite. Mr. Hood is a member of the Oklahoma and Texas Bar Associations. Mr. Hood graduated from Duke University in 1982 and from the University of Oklahoma College of Law in 1985.

     Ronald A. Lefaive, age 49, has served as Controller and Chief Accounting Officer since 1993. From 1991 until his association with the Company, Mr. Lefaive was Controller for Phibro Energy Production, Inc., an international exploration and production subsidiary of Phibro Energy Corporation, whose principal operations were located in Russia. From 1982 to 1991, Mr. Lefaive served as Assistant Controller, General Auditor and Manager of Management Information Systems at Conquest Exploration Company in Houston, Texas. Prior to joining Conquest, Mr. Lefaive held various financial staff and management positions with The Superior Oil Company from 1980 to 1982 and Shell Oil Company from 1975 to 1982. Mr. Lefaive is a Certified Public Accountant and graduated from the University of Houston in 1975.

     Martha A. Burger, age 43, has served as Treasurer since 1995 and as Human Resources Manager since 1996. From 1994 to 1995, she served in various accounting positions with the Company including Assistant
Controller -- Operations. From 1989 to 1993, Ms. Burger was employed by Hadson Corporation as Assistant Treasurer and from 1994 to 1995, served as Vice President and Controller of Hadson. Prior to joining Hadson Corporation, Ms. Burger was employed by Phoenix Resource Companies, Inc. as Assistant Treasurer and by Arthur Andersen & Co. Ms. Burger is a Certified Public Accountant and graduated from the University of Central Oklahoma in 1982 and from Oklahoma City University in 1992.

OTHER OFFICERS

     Thomas S. Price, Jr., age 44, has served as Vice President -- Corporate Development since 1992 and was a consultant to the Company during the prior two years. He was employed by Kerr-McGee Corporation, Oklahoma City, from 1988 to 1990 and by Flag-Redfern Oil Company in Oklahoma City from 1984 to 1988. Mr. Price graduated from the University of Central Oklahoma in 1983, from the University of Oklahoma in 1989, and from the American Graduate School of International Management in 1992.

     Tony S. Say, age 40, serves as President of Chesapeake Energy Marketing, Inc. From 1979 to 1986, Mr. Say was employed by Delhi Gas Pipeline Corporation. From 1986 to 1993, Mr. Say was President and Chief Executive Officer of Clinton Gas Transmission, Inc., a company he co-founded and later sold to a major utility in 1993. In 1993, Mr. Say co-founded Princeton Natural Gas Company which was purchased by Chesapeake Energy Corporation in 1995. Mr. Say is a member of the Natural Gas Society of Oklahoma and the Natural Gas Society of North Texas and graduated from the University of Oklahoma in 1979.

     Janice A. Dobbs, age 48, has served as Corporate Secretary and Compliance Manager since 1993. From 1975 until her association with the Company, Ms. Dobbs was the corporate/securities legal assistant with the law firm of Andrews Davis Legg Bixler Milsten & Price, Inc. in Oklahoma City. From 1973 to 1975 Ms. Dobbs was the Administrative Assistant to the President and General Counsel of Texas International Company, an oil and gas exploration and production company in Oklahoma City. Ms. Dobbs is a Certified Legal Assistant, an associate member of the American Bar Association, a member of the Society of Corporate Secretaries and the Society of Human Resources Management.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who beneficially own more than 10% of the Company's Common Stock to file reports of ownership and subsequent changes with the Securities and Exchange Commission. There were no violations of
Section 16(a) by such persons for the fiscal year ended June 30, 1996.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth for the last three fiscal years the cash compensation of (i) the Company's chief executive officer and (ii) the six other most highly compensated executive officers whose total annual salary and bonus during fiscal 1996 exceeded $100,000:

                                              ANNUAL COMPENSATION                  SECURITIES
                                 ----------------------------------------------    UNDERLYING
                                                                     OTHER           OPTION             ALL
                                                                    ANNUAL          AWARDS(B)          OTHER
  NAME AND PRINCIPAL POSITION    YEAR     SALARY       BONUS    COMPENSATION(A)   (# OF SHARES)   COMPENSATION(C)
-------------------------------  ----    --------     -------   ---------------   -------------   ---------------
Aubrey K. McClendon              1996    $185,000     $40,000       $65,403          144,000          $ 8,295
  Chairman of the Board and      1995    $180,000     $65,400       $57,640          270,000          $ 4,620
  Chief Executive Officer        1994    $175,000     $20,000       $52,350          157,500          $ 4,620

Tom L. Ward                      1996    $185,000     $40,000       $66,808          144,000          $ 8,368
  President and                  1995    $180,000     $65,400       $57,340          270,000          $ 4,620
  Chief Operating Officer        1994    $175,000     $20,000       $47,580          157,500          $ 4,620

Marcus C. Rowland                1996    $165,000     $20,000           (d)           85,500          $11,333
  Vice President -- Finance      1995    $155,000     $45,400           (d)          162,000          $ 4,620
  and Chief Financial Officer    1994    $133,333     $20,000           (d)          303,750          $ 2,500

Steven C. Dixon(e)               1996    $125,000     $12,500           (d)           48,750          $ 9,870
  Senior Vice President --       1995    $112,500     $27,900           (d)           92,250          $ 3,510
  Operations                     1994    $101,500     $10,000           (d)           90,000          $ 2,208

Henry J. Hood(f)                 1996    $120,000     $12,000           (d)           25,500          $ 6,400
  Vice President -- Land         1995    $120,000(g)  $ 6,300           (d)           10,125               --
  and Legal

Ronald A. Lefaive(e)             1996    $118,833     $ 7,500           (d)           25,500          $ 8,603
  Controller                     1995    $111,167     $12,900           (d)           19,125          $ 2,977
                                 1994    $ 94,833     $ 1,000           (d)            9,000          $ 1,750

J. Mark Lester(e)                1996    $110,000     $11,000           (d)           32,250          $ 7,635
  Senior Vice President --       1995    $105,000     $14,800           (d)           40,500          $ 2,063
  Exploration                    1994    $101,500     $ 7,500           (d)           69,750          $ 2,396

---------------

(a) Represents the cost of personal benefits provided by the Company, including for fiscal 1996 personal accounting support ($44,608 for Mr. McClendon and $44,650 for Mr. Ward), personal vehicle ($18,000 each) and country club membership dues ($2,800 for Mr. McClendon and $4,200 for Mr. Ward).

(b) No awards of restricted stock or payments under long-term incentive plans were made by the Company to any of the named executives in any period covered by the table.

(c) These amounts represent Company matching contributions to the Chesapeake Energy Corporation Savings and Incentive Stock Bonus Plan.

(d) Other annual compensation did not exceed the lesser of $50,000 or 10% of the executive officers salary and bonus during the year.

(e) Designated an executive officer by the Board of Directors in fiscal 1996.

(f) Mr. Hood became an employee of the Company in 1995 and was designated an executive officer by the Board of Directors in fiscal 1996.

(g) Includes $60,000 received by Mr. Hood as consulting fees prior to his employment as an officer.

STOCK OPTIONS GRANTED IN FISCAL 1996

     The following table sets forth information concerning options to purchase Common Stock granted in fiscal 1996 to the executive officers named in the Summary Compensation Table. All amounts represent stock options granted under the Company's 1994 Stock Option Plan. Options granted to Messrs. McClendon, Ward and Rowland are non-qualified stock options, and 21,937 shares of the 48,750-share options granted to Mr. Dixon are non-qualified stock options. All other options are incentive stock options. One-fourth of each option becomes exercisable on each of the first four grant date anniversaries. The exercise price of each option represents the market price of the Common Stock on the date of grant.

                                              INDIVIDUAL GRANTS                          POTENTIAL REALIZABLE
                         -----------------------------------------------------------       VALUE AT ASSUMED
                                             PERCENT OF                                 ANNUAL RATES OF STOCK
                            NUMBER OF       TOTAL OPTIONS                               PRICE APPRECIATION FOR
                           SECURITIES        GRANTED TO      EXERCISE                       OPTION TERM(A)
                           UNDERLYING       EMPLOYEES IN     PRICE PER    EXPIRATION    ----------------------
         NAME            OPTIONS GRANTED     FISCAL 1996       SHARE         DATE          5%          10%
-----------------------  ---------------    -------------    ---------    ----------    --------    ----------
Aubrey K. McClendon....      112,500            10.2%         $ 11.33       8/31/05     $801,838    $2,032,016
                              31,500             2.9%         $ 35.33       4/04/06     $699,959    $1,773,834
Tom L. Ward............      112,500            10.2%         $ 11.33       8/31/05     $801,838    $2,032,016
                              31,500             2.9%         $ 35.33       4/04/06     $699,959    $1,773,834
Marcus C. Rowland......       67,500             6.1%         $ 11.33       8/31/05     $481,103    $1,219,209
                              18,000             1.6%         $ 35.33       4/04/06     $399,977    $1,013,619
Steven C. Dixon........       33,750             3.1%         $ 11.33       8/31/05     $240,551    $  609,605
                              15,000             1.4%         $ 35.33       4/04/06     $333,314    $  844,683
J. Mark Lester.........       22,500             2.0%         $ 11.33       8/31/05     $160,368    $  406,403
                               9,750             0.9%         $ 35.33       4/04/06     $216,654    $  549,044
Ronald A. Lefaive......       15,750             1.4%         $ 11.33       8/31/05     $112,257    $  284,482
                               9,750             0.9%         $ 35.33       4/04/06     $216,654    $  549,044
Henry J. Hood..........       15,750             1.4%         $ 11.33       8/31/05     $112,257    $  284,482
                               9,750             0.9%         $ 35.33       4/04/06     $216,654    $  549,044

---------------

(a) The assumed annual rates of stock price appreciation of 5% and 10% are set by the Securities and Exchange Commission and are not intended as a forecast of possible future appreciation in stock prices.

AGGREGATED OPTION EXERCISES IN FISCAL 1996 AND FISCAL YEAR-END OPTION VALUES

     The following table sets forth information about options exercised by the named executive officers during the fiscal year ended June 30, 1996 and the unexercised options to purchase Common Stock held by them at June 30, 1996.

                                                              NUMBER OF SECURITIES            VALUE OF UNEXERCISED
                                                             UNDERLYING UNEXERCISED               IN-THE-MONEY
                               SHARES                          OPTIONS AT 6/30/96            OPTIONS AT 6/30/96(A)
                              ACQUIRED        VALUE       ----------------------------    ----------------------------
           NAME              ON EXERCISE     REALIZED     EXERCISABLE    UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
---------------------------  -----------    ----------    -----------    -------------    -----------    -------------
Aubrey K. McClendon........         --              --      263,250         346,500       $14,962,544     $16,922,593

Tom L. Ward................         --              --      263,250         346,500       $14,962,544     $16,922,593

Marcus C. Rowland..........    166,635      $4,459,212        7,222         267,278       $   421,508     $13,651,072

Steven C. Dixon............      1,500      $   41,083      126,916         139,034       $ 7,338,770     $ 6,923,445

J. Mark Lester.............     32,850      $  754,997       26,664          80,850       $ 1,564,330     $ 4,016,029

Ronald A. Lefaive..........      7,031      $  170,418        1,125          39,844       $    65,660     $ 1,777,373

Henry J. Hood..............      7,593      $  317,406        2,813          33,094       $   164,179     $ 1,403,302

---------------

(a) At June 30, 1996, the closing price of the Common Stock on the New York Stock Exchange ("NYSE") was $59.92. "In-the-money options" are stock options with respect to which the market value of the underlying shares of Common Stock exceeded the exercise price at June 30, 1996. The values shown were determined by subtracting the aggregate exercise price of such options from the aggregate market value of the underlying shares of Common Stock on June 30, 1996.

EMPLOYMENT AGREEMENTS

     The Company has employment agreements with Messrs. McClendon and Ward, each of which provides, among other things, for a base salary of not less than $185,000 for the year beginning July 1, 1995, $250,000 for the year beginning July 1, 1996 and $300,000 for the year beginning July 1, 1997; bonuses at the discretion of the disinterested members of the Board of Directors; eligibility for stock options; and benefits, including an automobile allowance, club membership and personal accounting support. Each agreement has a term of three years commencing July 1, 1995, which term is automatically extended for one additional year on each anniversary date of the agreement, unless the Company provides 30 days prior notice of non-extension.

     The employment agreements between the Company and Messrs. McClendon and Ward permit them to participate in each well drilled by the Company on terms no less favorable to the Company than those agreed to by unaffiliated industry partners. Messrs. McClendon and Ward have participated in all wells drilled by the Company since its initial public offering in February 1993 and intend to continue participating in wells drilled by the Company under the terms of their employment agreements. Thirty days prior to the beginning of each calendar quarter, Messrs. McClendon and Ward and the disinterested members of the Compensation Committee of the Board of Directors agree upon the working interest percentage in all wells spudded during that quarter to be purchased by Messrs. McClendon and Ward. That percentage may not be adjusted during such quarter except with the approval of such disinterested directors. No such adjustments have ever been requested or granted. The participation election by Messrs. McClendon or Ward may not exceed a 2.5% working interest in a well. Messrs. McClendon and Ward are obligated to pay within 120 days after billing all costs and expenses associated with the working interests they acquire under this arrangement. In addition, for each calendar year during which the employment agreements are in effect, Messrs. McClendon and Ward each agree to hold shares of the Company's Common Stock having an aggregate investment value equal to 200% of his annual base salary and bonus.

     The Company has a similar employment agreement with Mr. Rowland. It provides for a base salary of not less than $160,000 (on an annualized basis) for the four-month period ended June 30, 1995, $165,000 for the year beginning July 1, 1995, $180,000 for the year beginning July 1, 1996 and $200,000 for the year beginning July 1, 1997. The agreement has a term of three years and four months beginning March 1, 1995, which term is automatically extended for one additional year on each June 30 beginning in 1996, unless the Company provides 30 days prior notice of non-extension. Mr. Rowland is permitted to participate in wells drilled by the Company in the same manner as Messrs. McClendon and Ward, except that Mr. Rowland's working interest participation in a well may not exceed 1%. Messrs. McClendon, Ward and Rowland may not participate in any well in which their combined working interests cause the Company's working interest to be reduced to less than 12.5%. Mr. Rowland agrees to hold shares of the Company's Common Stock having an aggregate investment value equal to 100% of his annual base salary and bonus during each calendar year for the term of the agreement.

     Messrs. McClendon, Ward and Rowland have agreed that they will not engage in oil and gas operations individually except pursuant to the aforementioned participation in Company wells and as a result of subsequent operations on properties owned by them or their affiliates as of July 1, 1995 or acquired from the Company with respect to Messrs. McClendon and Ward and as of March 1, 1993 with respect to Mr. Rowland.

     The Company also has employment agreements with Messrs. Dixon, Hood, Lefaive and Lester. These agreements have a term of three years, except for Mr. Lefaive's agreement which is for a term of two years, from July 1, 1995, with annual base salaries of $125,000 for Mr. Dixon, $120,000 for Mr. Hood, $117,500 for Mr. Lefaive and $110,000 for Mr. Lester for the term of their agreements. The agreements require each of them to acquire and continue to hold shares of the Company's Common Stock having an annual aggregate investment value equal to 15% for Messrs. Dixon and Lester and 10% for Messrs. Lefaive and Hood of the annual base salary and bonus compensation paid to them under their respective agreements.

     The Company may terminate any of the employment agreements with its executive officers at any time without cause; however, upon such termination Messrs. McClendon, Ward and Rowland are entitled to continue to receive salary and benefits for the balance of the contract term. Messrs. Dixon, Lester and Hood are entitled to 90 days compensation and benefits. Each of the employment agreements for Messrs. McClendon, Ward and Rowland further states that if, during the term of the agreement, there is a change of control and within one year (i) the agreement expires and is not extended, (ii) the executive officer is terminated other than for cause, death or incapacity, or (iii) the executive resigns as a result of a reassignment of duties inconsistent with his position or a reduction in his compensation, then the executive will be entitled to a severance payment in an amount equal to 36 months of base salary compensation. Change of control is defined in these agreements to include (x) an event which results in a person acquiring beneficial ownership of securities having 35% or more of the voting power of the Company's outstanding voting securities, or (y) within two years of a tender offer or exchange offer for the voting stock of the Company or as a merger, consolidation, sale of assets or contested election, a majority of the members of the Company's board of directors is replaced by directors who were not nominated and approved by the board of directors.

DIRECTORS' COMPENSATION

     Directors who are not officers of the Company are paid $2,500 for each regular meeting of the Board attended, up to a maximum of $10,000 during the year. Directors are reimbursed for travel and other expenses. Officers who also serve as directors do not receive fees for serving as directors.

     During each fiscal year, each director of the Company who is not an officer of the Company receives ten-year nonqualified options under the Company's 1992 Nonstatutory Stock Option Plan (the "NSO Plan") to purchase 10,000 shares of Common Stock at an exercise price equal to the market price on the date of grant. Accordingly, on October 10, 1995, each director was granted an option for 22,500 shares at an exercise price of $12.95 per share after adjustments for stock splits.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During fiscal 1996, the Compensation Committee was composed of Aubrey K. McClendon, Tom L. Ward, E.F. Heizer, Jr. and Frederick B. Whittemore. Mr. McClendon is Chairman of the Board and Chief Executive Officer of the Company. Mr. Ward is the Company's President and Chief Operating Officer.

     Messrs. McClendon and Ward administer the Company's 1992 stock options plans. The 1992 Incentive Stock Option Plan was terminated in December 1994. The only options issued under the 1992 NSO Plan during fiscal 1996 were those to the Company's outside directors pursuant to an annual formula award provision. Messrs. McClendon and Ward also administer the Company's 1994 Stock Option Plan with respect to non-director employee participants. Messrs. Heizer and Whittemore, together with Shannon T. Self, administer the 1994 Stock Option Plan with respect to employee participants who are directors.

     Messrs. McClendon and Ward participate as working interest owners in the Company's oil and gas wells pursuant to the terms of their employment agreements with the Company. See "Employment Agreements." Accounts receivable from Messrs. McClendon and Ward are generated by joint interest billings relating to such participation and as a result of miscellaneous expenses paid on their behalf by the Company. The Company has extended certain registration rights to Messrs. McClendon and Ward. Mr. Self is a partner in the firm of Self, Giddens & Lees, Inc., counsel to the Company. See Item 13 of this report.

ITEM 12. SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS

SECURITY OWNERSHIP

     The table below sets forth as of October 25, 1996 (i) the name and address of each person known by management to own beneficially 5% or more of the Company's outstanding Common Stock, the number of shares beneficially owned by each such shareholder and the percentage of outstanding shares owned and (ii) the number and percentage of outstanding shares of Common Stock beneficially owned by each of the Company's nominees, directors and executive officers listed in the Summary Compensation Table below and by all directors and executive officers of the Company as a group. Unless otherwise noted, the persons named below have sole voting and investment power with respect to such shares.

                                                                             COMMON STOCK
                                                                      ---------------------------
                                                                      NUMBER OF        PERCENT OF
                          BENEFICIAL OWNER                              SHARES           CLASS
--------------------------------------------------------------------  ----------       ----------
Tom L. Ward*+.......................................................   5,170,151(a)(b)     17%
  6100 North Western Avenue
  Oklahoma City, OK 73118

Aubrey K. McClendon*+...............................................   5,122,658(b)(c)     17%
  6100 North Western Avenue
  Oklahoma City, OK 73118

FMR Corp............................................................   3,452,725(d)        12%
  82 Devonshire Street
  Boston, MA 02109

Pilgrim Baxter & Associates.........................................   2,238,350(e)         7%
  1255 Drummers Lane
  Wayne, PA 19087-1590

Shannon T. Self*....................................................   1,405,187(f)         5%
  2725 Oklahoma Tower
  210 Park Avenue
  Oklahoma City, OK 73102

E .F. Heizer, Jr.*..................................................     523,450(g)         2%

Frederick B. Whittemore*............................................     430,750(g)         1%

Breene M. Kerr*.....................................................     190,000(h)         1%

Steven C. Dixon+....................................................     157,490(b)(i)      1%

Walter C. Wilson*...................................................     122,500(j)        **

Marcus C. Rowland+..................................................      93,419(b)(k)     **

J. Mark Lester+.....................................................      40,377(b)(l)     **

Ronald A. Lefaive+..................................................      10,923(b)(m)     **

Henry J. Hood+......................................................       8,898(b)(n)     **

All directors and executive officers as a group.....................  13,278,449(o)        42%

---------------

*    Director
+    Executive officer of the Company
**   Less than 1%

(a) Includes 923,430 shares held by TLW Investments, Inc., an Oklahoma corporation of which Mr. Ward is sole shareholder and chief executive officer, and an aggregate of 325,125 shares which may be acquired pursuant to currently exercisable stock options granted by the Company.

(b) Includes shares purchased on behalf of the executive officer in the Chesapeake Energy Corporation Savings and Incentive Stock Bonus Plan (Tom
     L. Ward, 1,376 shares; Aubrey K. McClendon,

558 shares; Steven C. Dixon, 249 shares; Marcus C. Rowland, 277 shares; J. Mark Lester, 213 shares; Ronald A. Lefaive, 236 shares and Henry J. Hood, 236 shares).

(c) Includes 254,280 shares held by Chesapeake Investments, an Oklahoma limited partnership of which Mr. McClendon is sole general partner, and an aggregate of 325,125 shares which may be acquired pursuant to currently exercisable stock options granted by the Company.

(d) Ownership as of September 30, 1996, as reported in Schedule 13G filed October 10, 1996.

(e) Ownership as of October 22, 1996, as reported by an executive officer of Pilgrim Baxter & Associates.

(f) Includes 7,879 shares held by Pearson Street Limited Partnership, an Oklahoma limited partnership of which Mr. Self is a general partner and the remaining partners are members of Mr. Self's immediate family sharing the same household; 586,800 shares held by Mr. Self as trustee of the Aubrey K. McClendon Children's Trust; 599,550 shares held by Mr. Self as trustee of the Tom L. Ward Children's Trust and 210,958 shares which Mr. Self has the right to acquire pursuant to currently exercisable stock options granted by the Company.

(g) Includes 183,250 shares such director has the right to acquire pursuant to currently exercisable stock options granted by the Company.

(h) Includes 10,000 shares such director has the right to acquire pursuant to currently exercisable stock options granted by the Company.

(i) Includes 147,791 shares subject to currently exercisable stock options granted by the Company.

(j) Includes 122,500 shares such director has the right to acquire pursuant to currently exercisable stock options granted by the Company.

(k) Includes 48,375 shares subject to currently exercisable stock options granted by the Company.

(l) Includes 37,914 shares subject to currently exercisable stock options granted by the Company.

(m) Includes 8,437 shares subject to currently exercisable stock options granted by the Company.

(n) Includes 7,875 shares subject to currently exercisable stock options granted by the Company.

(o)  Includes shares subject to options which are currently exercisable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Legal Counsel. Shannon T. Self, a director of the Company, is a shareholder in the law firm of Self, Giddens & Lees, Inc., which provides legal services to the Company. During fiscal 1996, the firm billed the Company approximately $347,000 for such legal services.

     Oil and Gas Operations. Prior to 1989, Messrs. McClendon and Ward and their affiliates, as independent oil producers, acquired various leasehold and working interests. In 1989, Chesapeake Operating, Inc. ("COI"), a wholly-owned subsidiary of the Company, was formed to drill and operate wells in which Messrs. McClendon and Ward or their affiliates owned working interests. COI entered into joint operating agreements with Messrs. McClendon and Ward and other working interest owners and billed each for their respective shares of expenses and fees.

     COI continues to operate wells in which directors, executive officers and related parties own working interests. In addition, directors, executive officers and related parties have acquired working interests directly and indirectly from the Company and participated in wells drilled by COI on terms no less favorable to the Company than available to unrelated parties. The Company's directors who are not officers have not acquired from the Company interests in any new wells drilled by the Company since their election as directors in February 1993 and have no present intention to acquire interests in any new wells of the Company. The table below presents information about drilling, completion, equipping and operating costs billed to the person named from July 1, 1995 to June 30, 1996, the largest amount owed by them during the period and the balance owed at July 1, 1995 and June 30, 1996.

                                                           AUBREY K.     TOM L .     MARCUS C.
                                                           MCCLENDON      WARD        ROWLAND
                                                           ---------     -------     ---------
                                                                     (IN THOUSANDS)
    Balance at July 1, 1995...............................  $ 1,712      $2,034        $ 238
    Amount billed (to June 30, 1996)......................  $ 3,662      $3,534        $ 171
    Largest outstanding balance (month end)...............  $ 1,835      $2,283        $ 190
    Balance at June 30, 1996..............................  $   971      $1,288        $  82

     Miscellaneous. From time to time, the Company pays various expenses incurred on behalf of Messrs. McClendon and Ward and their affiliates, creating accounts receivable of the Company. During fiscal 1996, additions to accounts receivable (excluding joint interest billings, which are described above) from Messrs. McClendon and Ward and their affiliates were insignificant.

                                   SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment on Form 10-K/A to be signed on its behalf by the undersigned thereunto duly authorized on October 28, 1996.

                                            CHESAPEAKE ENERGY CORPORATION

                                            By    /s/  MARCUS C. ROWLAND
                                                --------------------------------
                                                      Marcus C. Rowland
                                                Vice President -- Finance and
                                                   Chief Financial Officer
                                                (Principal Financial Officer)