Form 10-Q
period 1996-09-30
CHESAPEAKE ENERGY CORP
filed 1996-11-14
CIK 895126

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 1996

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

                           (405) 848-8000
            (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      YES    X     NO


     At October 31, 1996 there were 30,128,321 shares of the registrant's $.10 par value Common Stock outstanding.

PART I.  FINANCIAL INFORMATION


                  Index to Financial Statements
                               and
               Management's Discussion and Analysis


                                                             Page

Chesapeake Energy Corporation:

Item 1.   Consolidated Financial Statements:

          Consolidated Balance Sheets at September 30, 1996
          and June 30, 1996

          Consolidated Statements of Income for the Three
          Months Ended September 30, 1996 and 1995

          Consolidated Statements of Cash Flows for the
          Three Months Ended September 30, 1996 and 1995

          Notes to Consolidated Financial Statements

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations


Chesapeake Exploration Limited Partnership:

Item 1.   Financial Statements

          Balance Sheets at September 30, 1996 and
          June 30, 1996

          Statements of Income for the Three
          Months Ended September 30, 1996 and 1995

          Statements of Cash Flows for the
          Three Months Ended September 30, 1996 and 1995

          Notes to Financial Statements

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

         CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS
                           (Unaudited)

                              ASSETS
                                                      September 30,     June 30,
                                                           1996            1996
                                                        ---------       ---------
                                                         ($ in thousands)
CURRENT ASSETS:

  Cash and cash equivalents                             $   2,444       $ 51,638
  Accounts receivable:
    Oil and gas sales                                      14,409         12,687
    Oil and gas marketing sales                             8,413          6,982
    Joint interest and other, net of allowance for
     doubtful accounts of $340,000                         19,822         27,661
    Related parties                                         3,007          2,884
  Inventory                                                10,461          5,163
  Other                                                     4,694          2,158
                                                        ---------       --------
    Total Current Assets                                   63,250        109,173
                                                        ---------       --------
PROPERTY AND EQUIPMENT:

  Oil and gas properties, at cost based on full
   cost accounting:
    Evaluated oil and gas properties                      428,309        363,213
    Unevaluated properties                                185,433        165,441
  Less: accumulated depreciation, depletion and
   amortization                                          (109,749)       (92,720)
                                                         ---------      ---------
                                                          503,993        435,934
  Other property and equipment                             19,701         18,162
  Less: accumulated depreciation and amortization          (3,358)      (  2,922)
                                                         ---------      ---------

    Total Property and Equipment                          520,336        451,174
                                                         ---------      ---------

OTHER ASSETS                                               11,965         11,988
                                                         ---------      ---------

TOTAL ASSETS                                             $595,551       $572,335
                                                         =========      =========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:

  Notes payable and current maturities of
   long-term debt                                        $ 10,642       $  6,755
  Accounts payable                                         56,946         54,514
  Accrued liabilities and other                            13,869         14,062
  Revenues and royalties due others                        28,200         33,503
                                                         ---------      ---------

    Total Current Liabilities                             109,657        108,834
                                                         ---------      ---------

LONG-TERM DEBT, NET                                       277,323        268,431
                                                         ---------      ---------

REVENUES AND ROYALTIES DUE OTHERS                           5,588          5,118
                                                         ---------      ---------

DEFERRED INCOME TAXES                                      16,326         12,185
                                                         ---------      ---------

CONTINGENCIES AND COMMITMENTS                                -              -

STOCKHOLDERS' EQUITY:

 Preferred Stock, $.01 par value, 2,000,000 shares
 authorized; 0 shares issued and outstanding                 -              -

 Common Stock, $.10 par value, 45,000,000 shares
   authorized at September 30, 1996; 30,126,372
   and 30,079,913 shares issued and outstanding
   at September 30, 1996 and June 30, 1996, respectively    3,013          3,008

  Paid-in capital                                         137,463        136,782

  Accumulated earnings                                     46,181         37,977
                                                         ---------      ---------

    Total Stockholders' Equity                            186,657        177,767
                                                         ---------      ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $595,551       $572,335
                                                         =========      =========

The accompanying notes are an integral part of these consolidated financial statements.

           CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME
                             (Unaudited)



                                                    Three Months Ended
                                                        September 30,
                                                    -------------------
                                                      1996       1995
                                                    ------       ------
                                                     ($ in thousands,
                                                  except per share data)
REVENUES:

  Oil and gas sales                                $36,753     $19,831
  Oil and gas marketing sales                       12,184        -
  Oil and gas service operations                      -          2,157
  Interest and other                                   848       1,514
                                                   -------     -------

      Total Revenues                                49,785      23,502
                                                   -------     -------
COSTS AND EXPENSES:

  Production expenses and taxes                      2,530       1,696
  Oil and gas marketing expenses                    11,866         -
  Oil and gas service operations                      -          1,852
  Oil and gas depreciation,
   depletion and amortization                       17,029      10,435
  Depreciation and amortization
   of other assets                                     952         696
  General and administrative                         1,671         941
  Interest                                           2,817       3,363
                                                   -------     -------

      Total Costs and Expenses                      36,865      18,983
                                                   -------     -------

INCOME BEFORE INCOME TAXES                          12,920       4,519

INCOME TAX EXPENSE
  Current                                              -           -
  Deferred                                           4,716       1,604
                                                   -------     -------
Total Income Tax Expense                             4,716       1,604
                                                   -------     -------

NET INCOME                                         $ 8,204     $ 2,915
                                                   =======     =======



NET INCOME PER COMMON SHARE:
  Primary                                          $   .26     $   .10
                                                   =======     =======
  Fully-diluted                                    $   .26     $   .10
                                                   =======     =======

WEIGHTED AVERAGE COMMON AND COMMON
 EQUIVALENT SHARES OUTSTANDING:
  Primary                                           32,129      28,526
                                                   =======     =======
  Fully-diluted                                     32,169      28,772
                                                   =======     =======


The accompanying notes are an integral part of these consolidated financial statements.

             CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)
                                            Three Months Ended
                                               September 30,
                                             -------------------
                                              1996         1995
                                             -----         -----
                                              ($ in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                 $  8,204     $  2,915

Adjustments to reconcile net income
to net cash provided by operating
activities:

 Depreciation, depletion and amortization    17,545       10,833
 Deferred taxes                               4,716        1,604
 Amortization of loan costs                     436          298
 Amortization of bond discount                  142          140
 Gain (loss) on sale of fixed assets
  and other                                       6         (433)
 Investments in securities                   (2,912)        (713)
 Other adjustments                             (206)          -

Changes in current assets and liabilities    (1,978)       2,741
                                            --------     --------

    Cash provided by operating activities     25,953      17,385
                                            --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:

 Exploration, development and acquisition
   of oil and gas properties                 (87,350)    (46,004)
 Proceeds from sale of assets                  8,642       4,247
 Investment in service operations             (2,545)        -
 Additions to property, equipment and other   (1,870)       (979)
                                             --------    --------
    Cash used in investing activities        (83,123)    (42,736)
                                             --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:

 Proceeds from long-term borrowings           10,000         -
 Payments on long-term borrowings             (2,135)     (1,016)
 Cash received from exercise of stock
 options                                         191         113
 Other                                           (80)        -
                                             --------     --------
    Cash provided by financing activities      7,976        (903)
                                             --------     --------

NET DECREASE IN CASH AND CASH EQUIVALENTS    (49,194)    (26,254)
CASH AND CASH EQUIVALENTS, BEGINNING OF
 PERIOD                                       51,638      55,535
                                             --------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD     $ 2,444     $29,281
                                             ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

           CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        SEPTEMBER 30, 1996
                          (unaudited)


     1.   Accounting Principles

     The accompanying unaudited consolidated financial statements of Chesapeake Energy Corporation and Subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q as prescribed by the Securities and Exchange Commission. All material adjustments (consisting solely of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods have been reflected. The results for the three months ended September 30, 1996, are not necessarily indicative of the results for the full fiscal year.

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


     2.   Recent Events

     On October 28, 1996 the Company filed a registration statement with the Securities and Exchange Commission with respect to a proposed public offering of 3,250,000 shares of Common Stock of the Company (3,737,500 shares if the underwriters' over-allotment option is fully exercised). The Company intends to use the net proceeds from the offering to reduce debt, to fund expanded exploration and development capital expenditures and for general corporate purposes.

     On October 15, 1996, Union Pacific Resources Company ("UPRC") filed suit against the Company in the United States District Court for the Northern District of Texas alleging (a) infringement of UPRC's claimed patent (the "UPRC patent") for an invention involving a method of maintaining a bore hole in a stratigraphic zone during drilling, and (b) tortious interference with contracts between UPRC and a third party vendor (the "Vendor") regarding the confidentiality of proprietary information of UPRC. UPRC is seeking injunctive relief, damages of an unspecified amount, including actual, enhanced, consequential and punitive damages, interest, costs and attorney's fees. The Company believes that it has meritorious defenses to UPRC's allegations, including, without limitation, the Company's belief that the UPRC Patent is invalid. The Company will vigorously defend the lawsuit. No assurance can be given as to the outcome of the matter or the ultimate impact on the Company of any damages (which could be substantial) that may be awarded to UPRC because litigation is inherently uncertain.


     3.   Senior Notes

     12% Notes

     The Company has outstanding $47.5 million in aggregate principal amount of 12% Notes which mature in March 2001. The 12% Notes bear interest at an annual rate of 12%, payable semiannually on each March 1 and September 1.
     The 12% Notes are senior obligations of the Company and are secured by a pledge of all of the issued and outstanding capital stock of, and partnership interests in, the Company=s Restricted Subsidiaries. In addition, the 12% Notes are fully and unconditionally guaranteed, jointly and severally, by the Restricted Subsidiaries.
     The only subsidiary's securities which constitute a substantial portion of the collateral for the 12% Notes are the partnership interests in CEX, a limited partnership which is 10% owned by COI, as the sole general partner, and 90% owned directly by the Company, as the sole limited partner. Separate financial statements of CEX are presented elsewhere in this Form 10-Q.

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

     Set forth below are condensed consolidating financial statements of CEX, the other Subsidiary Guarantors, all Subsidiary Guarantors combined, the Non-Guarantor Subsidiaries and the Company. The CEX limited partnership condensed financial statements were prepared on a separate entity basis as reflected in the Company's books and records and include all material costs of doing business as if the partnership were on a stand-alone basis except that interest is not charged or allocated on intercompany advances. No provision has been made for income taxes because the partnership is not a tax paying entity. Separate financial statements of each Subsidiary Guarantor, other than CEX, have not been provided because management has determined they are not material to investors.

             CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1996
                             (unaudited)

                  CONDENSED CONSOLIDATING BALANCE SHEET
                        AS OF SEPTEMBER 30, 1996
                            ($ in thousands)


                                      SUBSIDIARY GUARANTORS
                                ---------------------------------

                                            All                      Non-Guarantor   Company
                                CEX        Others        Combined     Subsidiaries  (Parent)  Eliminations  Consolidated
                                ---        ------        --------     ------------  --------  ------------  ------------
                                           ASSETS
                                           ------
CURRENT ASSETS:

Cash and cash equivalents   $       -      $(11,972)      $(11,972)    $ 5,999      $ 8,417     $   -        $ 2,444
Accounts receivable, net        18,685       20,969         39,654       9,478          -          (3,481)    45,651
Inventory                          -         10,381         10,381          80          -           -         10,461
Other                            1,066          655          1,721          46        2,927         -          4,694
                            ----------      ---------     ---------    --------    --------     -----------  --------
Total Current Assets            19,751       20,033         39,784      15,603       11,344        (3,481)    63,250
                            ----------      ---------     ---------    --------    --------     -----------  --------

PROPERTY AND EQUIPMENT:

Oil and gas properties         409,286       (5,589)       403,697      24,612          -            -       428,309
Unevaluated leasehold          185,433         -           185,433          -           -             -      185,433
Other property and equipment      -          10,106         10,106          68        9,527           -       19,701
Less: accumulated depreciation,
 depletion and amortization   (101,099)      (2,846)      (103,945)     (8,650)        (512)          -     (113,107)
                             ----------     --------      ---------    --------     --------   -----------  ---------
 Total Property & Equipment    493,620        1,671        495,291      16,030        9,015           -      520,336
                             ----------     --------      ---------    --------     --------   -----------  ---------
INVESTMENTS IN SUBSIDIARIES
AND INTERCOMPANY ADVANCES       64,934      524,033        588,967       6,266      429,908     (1,025,141)      -
                             ----------     --------     ----------    --------     --------   ------------  --------

OTHER ASSETS                       762        1,818          2,580         939        8,446          -         11,965
                             ----------    ---------    -----------    --------     --------    -----------  --------
TOTAL ASSETS                  $579,067     $547,555     $1,126,622    $ 38,838     $458,713    $(1,028,622)  $595,551
                             ==========    =========    ==========    =========    =========   ============  ========

                  LIABILITIES AND STOCKHOLDERS' EQUITY
                  ------------------------------------

CURRENT LIABILITIES:

Notes payable and current
maturities of long-term debt  $   -        $  8,002     $    8,002    $  2,610      $     30     $      -     $ 10,642
Accounts payable and other       2,105       82,350         84,455       9,315         8,726         (3,481)    99,015
                              ----------   --------     ----------    --------      --------     ------------   -------
Total Current Liabilities        2,105       90,352         92,457      11,925         8,756          (3,481)  109,657
                              ----------   --------     ----------    --------      --------     ------------  -------

LONG-TERM DEBT                  10,000        1,502        11,502       9,390        256,431          -        277,323
                              ----------   --------     ----------    --------      --------     ------------  -------
REVENUES PAYABLE                  -           5,588         5,588         -              -            -          5,588
                              ----------   --------     ----------    --------      --------     ------------  --------

DEFERRED INCOME TAXES             -          26,086        26,086         540        (10,300)         -         16,326
                              ----------   --------     ----------    --------      --------     ------------   -------

INTERCOMPANY PAYABLES          465,046      460,636       925,682       8,039         87,650       (1,021,371)    -
                              ----------   --------     ----------    --------      --------     -------------  --------

STOCKHOLDERS' EQUITY:

Common Stock                      -             117           117           2          2,896               (2)    3,013
Other                          101,916      (36,726)       65,190       8,942        113,280           (3,768)  183,644
                              ----------   ---------    ----------    --------       --------     ------------  --------
Total Stockholders' Equity     101,916      (36,609)       65,307       8,944        116,176           (3,770)  186,657
                              ----------   ---------    ----------    --------       --------     ------------  --------


TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY          $579,067      $547,555   $1,126,622    $ 38,838       $458,713       $(1,028,622) $595,551
                              ==========    ========   ==========    =========      ========       ============ =========

             CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 1996
                               (unaudited)

                  CONDENSED CONSOLIDATING BALANCE SHEET
                           AS OF JUNE 30, 1996
                            ($ in thousands)

                                  SUBSIDIARY GUARANTORS
                           ----------------------------------
                                          All                    Non-Guarantor  Company
                               CEX      Others       Combined    Subsidiaries   (Parent)   Eliminations Consolidated
                           ---------   --------    ---------     ------------   --------   ------------ ------------

                                                      ASSETS
                                                      ------
CURRENT ASSETS:

Cash and cash equivalents   $   -      $  4,061    $    4,061    $  2,751       $ 44,826   $   -        $ 51,638
Accounts receivable, net      14,778     29,302        44,080       7,723          -         (1,589)      50,214
Inventory                          -      4,947         4,947         216          -           -           5,163
Other                          1,891        264         2,155           3          -           -           2,158
                            --------   --------    ----------    --------       --------   --------     --------
Total Current Assets          16,669     38,574        55,243      10,693         44,826     (1,589)     109,173
                            --------   --------    ----------    --------       --------   --------     --------

PROPERTY AND EQUIPMENT:

Oil and gas properties       346,821     (8,211)      338,610      24,603          -           -         363,213
Unevaluated leasehold        165,441       -          165,441        -             -           -         165,441
Other property and equipment   -          9,608         9,608          61         8,493        -          18,162
Less: accumulated depreciation,
depletion and amortization  (84,726)     (2,467)      (87,193)     (8,007)         (442)       -         (95,642)
                            -------    --------      --------    --------       -------    --------     --------
Total Property & Equipment  427,536      (1,070)      426,466      16,657         8,051        -         451,174
                            -------    --------      --------     --------      -------    --------      -------

INVESTMENTS IN SUBSIDIARIES
AND INTERCOMPANY ADVANCES    56,055     463,331       519,386       8,132       382,388     (909,906)        -
                             ------     -------    ----------    --------      --------    ---------    --------
OTHER ASSETS                    694       1,616         2,310         940         8,738        -          11,988
                            -------    --------      --------    --------      --------    ---------    --------
TOTAL ASSETS               $500,954    $502,451    $1,003,405    $ 36,422      $444,003    $(911,495)   $572,335
                           ========    ========    ==========    ========      ========    =========    ========

                  LIABILITIES AND STOCKHOLDERS' EQUITY
                  ------------------------------------

CURRENT LIABILITIES:

  Notes payable and current
  maturities of
  long-term debt           $   -       $  3,846    $    3,846    $  2,880      $     29    $    -       $  6,755
Accounts payable and other      789      90,280        91,069       7,339         5,260       (1,589)    102,079
                           --------    --------    ----------    --------      --------    ----------    -------
Total Current Liabilities       789      94,126        94,915      10,219         5,289       (1,589)    108,834
                           --------    --------    ----------    --------      --------    ----------    -------
LONG-TERM DEBT                 -          2,113         2,113      10,020       256,298         -        268,431
                           --------    --------    ----------    --------      --------    ----------    -------
REVENUES PAYABLE               -          5,118         5,118        -             -            -          5,118
                           --------    --------    ----------    --------      --------    ----------    -------
DEFERRED INCOME TAXES          -         23,950        23,950       1,335       (13,100)        -         12,185
                           --------    --------    ----------    --------      --------    ----------    -------
INTERCOMPANY PAYABLES       413,726     410,581       824,307       8,182        73,647     (906,136)       -
                           --------    --------    ----------    --------      --------    ----------    -------

STOCKHOLDERS' EQUITY:

Common Stock                   -            117           117           2         2,891           (2)      3,008
Other                        86,439     (33,554)       52,885       6,664       118,978       (3,768)    174,759
                           --------    --------    ----------    --------      --------    ---------    --------
Total Stockholders' Equity   86,439     (33,437)       53,002       6,666       121,869       (3,770)    177,767
                           --------    --------    ----------    --------      --------    ---------    --------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY       $500,954    $502,451    $1,003,405    $ 36,422      $444,003    $(911,495)   $572,335
                           ========    ========    ==========    ========      ========    =========    ========

                    CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 September 30, 1996
                                    (unaudited)

                     CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                                  ($ in thousands)
                                      SUBSIDIARY GUARANTORS
                                 ------------------------------

                                              All               Non-Guarantor Company
                                   CEX       Others    Combined  Subsidiaries (Parent) Eliminations Consolidated
                                 --------    -------     -------    -------    -------  ----------- ------------
September 30, 1996:
REVENUES:
  Oil and gas sales              $ 34,789    $  -        $34,789    $ 1,691     $ -     $     273   $36,753
  Oil and gas marketing sale         -          -           -        21,914       -        (9,730)   12,184
Interest and other                   -           115         115        409        324       -          848
                                 --------    -------     -------    -------   --------  ---------   -------
    Total Revenues                 34,789        115      34,904     24,014        324     (9,457)   49,785
                                 --------    -------     -------    -------   --------  ---------   -------

COSTS AND EXPENSES:
  Production expenses and taxe      2,432        (85)      2,347        183       -          -        2,530
  Oil and gas marketing expenses     -          -           -        21,323       -        (9,457)   11,866
  Oil and gas depreciation,
    depletion and amortization     16,373       -         16,373        656       -          -       17,029
  Other depreciation and amortization 107        427         534         31        387       -          952
  General and administrative          198        975       1,173        236        262       -        1,671
  Interest and other                   11         22          33        105      2,679       -        2,817
                                   ------    -------     -------    -------   --------  ---------   -------
    Total Costs & Expenses         19,121      1,339      20,460     22,534      3,328     (9,457)   36,865
                                 --------    -------     -------    -------   --------  ---------   -------
INCOME (LOSS) BEFORE INCOME TAXE   15,668     (1,224)     14,444      1,480     (3,004)      -       12,920
INCOME TAX EXPENSE (BENEFIT)         -         5,272       5,272        540     (1,096)      -        4,716
                                 --------    -------     -------    -------   --------  ---------   -------
NET INCOME (LOSS)                 $15,668    $(6,496)    $ 9,172    $   940    $(1,908)   $  -      $ 8,204
                                 ========    =======     =======    =======   ========  =========   =======

For the Three Months Ended September 30, 1995:
REVENUES:

  Oil and gas sales               $18,609    $    (1)    $18,608    $ 1,223    $  -       $  -      $19,831
  Oil and gas service operation      -         2,157       2,157       -          -          -        2,157
  Interest and other                 -         1,021       1,021       -           493       -        1,514
                                 --------    -------     -------    -------   --------  ---------   -------
    Total Revenues                 18,609      3,177      21,786      1,223        493       -       23,502
                                 --------    -------     -------    -------   --------  ---------   -------
COSTS AND EXPENSES:
  Production expenses and taxes     1,405        143       1,548        148       -          -        1,696
  Oil and gas service operation      -         1,852       1,852       -          -          -        1,852
  Oil and gas depreciation,
    depletion and amortization      9,880       -          9,880        555       -          -       10,435
  Other depreciation and amortization  54        378         432          5        259       -          696
  General and administrative          258        560         818         29         94       -          941
  Interest and other                   12         27          39        185      3,139       -        3,363
                                 --------    -------     -------    -------   --------  ---------   -------
    Total Costs & Expenses         11,609      2,960      14,569        922      3,492       -       18,983
                                 --------    -------     -------    -------   --------  ---------   -------
INCOME (LOSS) BEFORE INCOME TAX     7,000        217       7,217        301     (2,999)      -        4,519
INCOME TAX EXPENSE                   -         1,604       1,604       -          -          -        1,604
                                 --------   --------     -------    -------   --------  ---------   -------
NET INCOME (LOSS)                 $ 7,000   $ (1,387)    $ 5,613    $   301    $(2,999)   $  -      $ 2,915
                                 ========   ========     =======    =======   ========  =========   =======

                CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 1996
                               (unaudited)

            CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                            ($ in thousands)

                                          SUBSIDIARY GUARANTORS
                                   ---------------------------------

                                                   All                 Non-Guarantor  Company
                                      CEX       Others      Combined    Subsidiaries (Parent)      Eliminations Consolidated
                                   --------     -------     --------    ------------ ---------     ------------ ------------
For the Three Months Ended September 30, 1996:
CASH FLOWS FROM
 OPERATING ACTIVITIES              $ 32,274     $(4,607)     $27,667     $    222     $ (1,936)     $    -      $ 25,953
                                   --------     -------      -------     --------     --------      --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Oil and gas properties            (82,457)     (4,884)     (87,341)          (9)        -              -       (87,350)
  Proceeds from sale of assets         -          8,642        8,642         -            -              -         8,642
  Investment in service operations     -         (2,545)      (2,545)        -            -              -        (2,545)
  Other additions                      (611)       (585)      (1,196)         (49)        (625)          -        (1,870)
                                   --------     -------      -------     --------     --------      --------    --------
                                    (83,068)        628      (82,440)         (58)        (625)          -       (83,123)
                                   --------     -------      -------     --------     --------      --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term
   borrowings                        10,000        -          10,000         -            -              -        10,000
  Payments on borrowings               -         (1,230)      (1,230)        (900)          (5)          -        (2,135)
  Cash received from exercise
   of stock options                    -           -            -            -             191           -           191
  Other                                -           -            -            -             (80)          -           (80)
  Intercompany advances, net         40,794     (10,824)      29,970        3,984      (33,954)          -          -
                                   --------     -------      -------     --------     --------      --------    --------
                                     50,794     (12,054)      38,740        3,084      (33,848)          -         7,976
                                   --------     -------      -------     --------     --------      --------    --------
Net increase (decrease) in cash
  and cash equivalents                 -        (16,033)     (16,033)       3,248      (36,409)          -       (49,194)
Cash, beginning of period              -          4,061        4,061        2,751       44,826           -        51,638
                                   --------    --------     --------      -------      -------      --------    --------
Cash, end of period                $   -       $(11,972)    $(11,972)     $ 5,999      $ 8,417        $  -      $  2,444
                                   ========    ========     ========      =======      =======      ========    ========

For the Three Months Ended September 30, 1995:
CASH FLOWS FROM
 OPERATING ACTIVITIES              $ 18,995    $    470     $19,465       $   852      $(2,932)       $  -      $ 17,385
                                   --------    --------     -------       -------      -------      --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Oil and gas properties            (46,004)       -        (46,004)         -            -              -       (46,004)
  Proceeds from sale of assets          107       4,140       4,247          -            -              -         4,247
  Other additions                      (39)        (481)       (520)          (10)        (449)          -          (979)
                                   -------     --------     -------       -------      -------      --------    --------
                                   (45,936)       3,659     (42,277)          (10)        (449)          -       (42,736)
                                   -------     --------     -------       -------      -------      --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on borrowings              -            (309)       (309)         (700)          (7)          -        (1,016)
  Cash received from exercise
   of stock options                   -            -           -             -             113           -           113
  Intercompany advances, net        26,941      (29,677)     (2,736)           73        2,663           -          -

                                   -------     --------     -------       -------      -------      --------    --------
                                    26,941      (29,986)     (3,045)         (627)       2,769           -          (903)
                                   -------     --------     -------       -------      -------      --------    --------

Net increase (decrease)in cash
  and cash equivalents                -         (25,857)    (25,857)          215         (612)          -       (26,254)
Cash, beginning of period             -          53,227      53,227             5        2,303           -        55,535
                                  --------     --------     -------       -------      -------      --------     -------
Cash, end of period               $   -         $27,370     $27,370       $   220      $ 1,691      $    -       $29,281
                                  ========     ========     =======       =======      =======      ========     =======

                       PART I.  FINANCIAL INFORMATION
                                  ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                     RESULTS OF OPERATIONS

                         RECENT EVENTS

On October 28, 1996 the Company filed a registration statement with the Securities and Exchange Commission with respect to a proposed public offering of 3,250,000 shares of Common Stock of the Company (3,737,500 shares if an over-allotment option granted by the Company to the underwriters is exercised in full). The Company intends to use approximately $53 million of the net proceeds to purchase or otherwise satisfy the Company's obligations in respect of $47.5 million principal amount of the Company's outstanding 12% Senior Notes and such additional amounts as may be necessary to fully repay the outstanding balance of its bank revolving credit facility. The balance of the net proceeds will be used to fund expanded exploration and development capital expenditures and for general corporate purposes.

The prepayment of the Company's 12% Senior Notes, together with repayment of the amount outstanding under the bank revolving credit facility, will result in an extraordinary charge to the Company of approximately $7 million, net of tax. The Company anticipates, subject to the completion of the pending Common Stock offering, to record this extraordinary charge to earnings in the Company's quarter ending December 31, 1996.

In October 1996, a patent infringement suit was filed against the Company by Union Pacific Resources Company. Management believes that the Company has meritorious defenses to this action, although the Company is unable to predict the ultimate outcome of this lawsuit because litigation is inherently uncertain. See Part II, Item 1 - Legal Proceedings.

        THREE MONTHS ENDED SEPTEMBER 30, 1996 VS. SEPTEMBER 30, 1995

Net income for the three months ended September 30, 1996 (the "Current Quarter") was $8.2 million, a $5.3 million increase from net income of $2.9 million for the quarter ended September 30, 1995 (the "Prior Quarter"). This increase was caused primarily by the Company's significantly higher oil and gas production and increases in oil and gas sales prices.

Revenues from oil and gas sales for the Current Quarter were $36.8 million, an increase of $17.0 million, or 86%, from the Prior Quarter. Gas production increased to 15.3 billion cubic feet ("Bcf"), an increase of 4.6 Bcf, or 43%, compared to the Prior Quarter. Oil production increased 156 thousand barrels ("MBbls"), or 46%, from 342 MBbls to 498 MBbls. The increase in oil and gas production was accompanied by increases in the average oil and gas prices realized. In the Current Quarter, the Company received an average oil price of $21.19 per barrel ("Bbl") net of hedging losses of $0.7 million, an increase of $4.55 per Bbl, or 27%, from the $16.64 per Bbl realized in the Prior Quarter. Gas price realizations increased to $1.71 per thousand cubic feet ("Mcf") in the Current Quarter net of hedging losses of $4.9 million, an increase of 30% from the $1.32 per Mcf realized in the Prior Quarter.

The following table sets forth oil and gas production for the Company's primary operating areas during the Current Quarter.

                                              Oil            Gas              Total           Percent
  Operating Areas          Wells<F1>         (MBls)         (MMcf)            (MMcfe)            %
  ---------------          ---------         ------         ------           --------         -------
Giddings                     185              137           10,785             11,606            63%

Southern Oklahoma            192              144            2,965              3,830            21%

Louisiana Trend               15              154              777              1,701             9%

All Other                    121               63              797              1,175             7%
                            --------         ------         ------            -------         -------

    Total                    513              498           15,324             18,312           100%
                            ========         ======         ======            =======         =======

<F1> Includes wells being drilled at September 30, 1996.

Revenues from the Company's oil and gas marketing operations in the Current Quarter, which commenced in December 1995 with the purchase of Chesapeake Energy Marketing, Inc. ("CEM"), were $12.2 million. Oil and gas marketing expenses were $11.9 million, resulting in a gross profit margin during the Current Quarter of $0.3 million, as compared to no activity in the Prior Quarter. The Company had no revenues or expenses for oil and gas service operations in the Current Quarter, as a result of the sale of this business in June 1996 to Peak USA Energy Services, Ltd. ("Peak"). Peak is a limited partnership formed by Peak Oilfield Services Company (a joint venture between Cook Inlet Region, Inc. and Nabors Industries, Inc.) and the Company. As a result of this investment, the Company recorded $84,000 in net profit in interest and other revenue in the Current Quarter, utilizing the equity accounting method.

Production expenses and taxes increased to $2.5 million in the Current Quarter from $1.7 million in the Prior Quarter. This increase was the result of a significant increase in oil and gas production volumes during the Current Quarter. On a gas equivalent production unit ("Mcfe") basis, production expenses and taxes were $0.14 per Mcfe in the Current Quarter compared to $0.13 per Mcfe in the Prior Quarter. Much of the Company's gas production from wells drilled before September 1996 in the downdip Giddings Field qualifies for exemption from Texas state production taxes for production through August 31, 2001. Additionally, certain oil and gas production from the Company's wells in the Knox and Sholem Alechem fields in Oklahoma and the Louisiana Austin Chalk Trend qualifies for production tax exemption until well costs are recovered. These exemptions, combined with the fact that many of the Company's wells are high volume gas wells that tend to have lower operating costs per Mcfe than lower volume wells, result in the Company's historically low production costs per Mcfe. The Company expects that operating costs in fiscal 1997 will increase because of the Company's expansion of drilling efforts into the Louisiana Trend and the Williston Basin, both of which are oil prone areas with significant associated water production which results in higher operating costs than gas prone areas, and because limited severance tax exemptions will be available in these areas as compared to existing exemptions in the Giddings Field.

Depreciation, depletion and amortization ("DD&A") of oil and gas properties for the Current Quarter was $17.0 million, an increase of $6.6 million from the Prior Quarter. The increase in DD&A expense for oil and gas properties between quarters is the result of a 5.6 billion cubic feet equivalent ("Bcfe") increase in production volumes and an increase in the DD&A rate per Mcfe. The average DD&A rate per Mcfe, a function of capitalized and estimated future development costs and the related proved reserves, was $0.93 for the Current Quarter and $0.82 for the Prior Quarter. The
Company believes the DD&A rate will increase during fiscal 1997 based on projected higher finding costs for wells drilled in the Louisiana Trend.

Depreciation and amortization of other assets increased to $1.0 million in the Current Quarter as compared to $0.7 million in the Prior Quarter. This increase is primarily the result of higher amortization expense related to debt issuance costs, and higher depreciation related to the Company's acquisition of additional buildings in its Oklahoma City office complex.

General and administrative expenses increased to $1.7 million during the Current Quarter, a $0.8 million, or 89%, increase from the Prior Quarter. This increase is the result of the continued growth of the Company. On an Mcfe basis, general and administrative expenses were $0.09 per Mcfe in the Current quarter as compared to $0.07 per Mcfe in the Prior Quarter. The Company capitalized $0.7 million and $0.3 million of payroll and other internal costs directly related to oil and gas exploration and development activities, net of partner reimbursements, in the Current Quarter and Prior Quarter, respectively.

Interest expense decreased to $2.8 million during the Current Quarter, a $0.6 million decrease from the Prior Quarter, as a result of higher levels of interest capitalized during the Current Quarter. During the Current Quarter, the Company capitalized $4.2 million of interest costs representing the estimated costs to carry its unevaluated leasehold inventory, compared to $0.9 million in the Prior Quarter. This increase in capitalized interest costs is the result of larger investments being carried during the Current Quarter in leasehold that has yet to be evaluated than in the Prior Quarter.

Income tax expense increased to $4.7 million in the Current Quarter from $1.6 million in the Prior Quarter. The Company's estimated effective income tax rate was 36.5% for the Current Quarter, compared to 35.5% for the Prior
Quarter. The Company estimates its effective rate based on anticipated levels of income for the year and estimated production in excess of that allowed in computing statutory depletion for tax purposes. The provision for income tax expense is deferred because the Company is not currently a cash income taxpayer. The Company has significant tax net operating loss carryforwards generated from the intangible drilling cost deduction for income tax purposes associated with the Company's drilling activities which are available to offset regular taxable income in the future.

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

The Company has the following oil swap arrangements for periods after the Current Quarter:

                              Monthly                  NYMEX-Index
   Month                   Volume(Bbls)            Strike Price (per Bbl)
   -----                   ------------            ----------------------
    October 1996               31,000                    $17.69
    November 1996              30,000                    $17.65
    December 1996              31,000                    $17.62
    December 1996              62,000                    $23.89
    January 1997               31,000                    $20.01
    January 1997               62,000                    $23.27
    February 1997              28,000                    $19.72
    February 1997              56,000                    $22.74
    March 1997                 31,000                    $19.46
    April 1997                 30,000                    $19.22
    May 1997                   31,000                    $18.97
    June 1997                  30,000                    $18.79
    July 1997                  31,000                    $18.60
    August 1997                31,000                    $18.43
    September 1997             30,000                    $18.30
    October 1997               31,000                    $18.19
    November 1997              30,000                    $18.13
    December 1997              31,000                    $18.08

The Company has the following gas swap arrangements for periods after the Current Quarter:

                                  Monthly            Houston Ship Channel
    Months                   Volume (MMBtu)     Index Strike Price (per MMBtu)
    ------                   --------------     ------------------------------
    March 1997                    620,000                   $2.222
    April 1997                    600,000                   $2.022
    May 1997                      620,000                   $1.937

The Company has the following gas floor arrangements for periods after the Current Quarter:

                                 Monthly             Houston Ship Channel
    Months                     Volume(MMBtu)   Index Strike Price (per MMBtu)
    ------                     -------------   ------------------------------
    November 1996                   600,000                  $2.175
    December 1996                   620,000                  $2.255
    January 1997                    620,000                  $2.260
    February 1997                   560,000                  $2.155

Gains or losses on the crude oil and natural gas hedging transactions are recognized as price adjustments in the month of related production. The Company estimates that had all of the crude oil and natural gas swap agreements in effect for production periods beginning October 1, 1996 terminated on October 25, 1996, based on the closing prices for NYMEX futures contracts as of that date, the Company would have paid the counterparty approximately $1.8 million, which would have represented the "fair value" at that date. These agreements were not terminated.


                        CAPITAL RESOURCES AND LIQUIDITY

On October 28, 1996 the Company filed a registration statement with the Securities and Exchange Commission with respect to a proposed public offering of 3,250,000 shares of Common Stock of the Company (3,737,500 shares if an over-allotment option granted by the Company to the underwriters is exercised in full). The Company intends to use approximately $53 million of the net proceeds to purchase or otherwise satisfy the Company's obligations in respect of $47.5 million principal amount of the Company's outstanding 12% Senior Notes and such additional amounts as may be necessary to fully repay the outstanding balance of its bank revolving credit facility. The outstanding balance was $10 million at September 30, 1996 and $35 million as of October 31, 1996. The balance of the net proceeds will be used to fund expanded exploration and development capital expenditures and for general corporate purposes.

As of September 30, 1996 the Company had a working capital deficit of $46.4 million. This deficit was created as a result of the Company's capital expenditure program for acreage acquisition and exploratory and development drilling expenditures exceeding the Company's cash flow from operations. The Company had credit availability under its revolving credit facility at September 30, 1996 to satisfy this working capital deficit.

The Company's cash provided by operating activities increased to $26.0 million during the Current Quarter, compared to $17.4 million during the Prior Quarter. The increase of $8.6 million is the result of increases in net income, adjusted for non-cash charges (such as DD&A and deferred income taxes), and cash provided by changes in current assets and current liabilities between the two periods.

Net cash used in investing activities increased to $83.1 million in the Current Quarter, up from $42.7 million in the Prior Quarter. The $40.4 million increase is a result of the Company's increased drilling activity and increased investment in leasehold during the Current Quarter.

The Company's expected cash flow from operations is subject to a number of factors, many of which are beyond the Company's control, including the level of production and oil and gas prices. In the event the Company experiences unforeseen changes in its working capital position or capital resources, management will revise its capital expenditure program accordingly.

The Company has budgeted approximately $300 million for exploratory and developmental drilling, acreage acquisition and general corporate purposes for fiscal 1997. The Company may increase this budget if favorable drilling results continue, oil and gas prices remain firm, and the pending equity offering is consummated. The capital expenditure budget is largely discretionary, and can be adjusted by the Company based on operating results, capital availability or other factors.

Consolidated cash provided by financing activities was $8.0 million during the Current Quarter, as compared to consolidated cash used by financing activities of $1.0 million during the Prior Quarter. The increase resulted primarily from additional borrowings under the Company's revolving and term credit facilities during the Current Period.


FORWARD LOOKING STATEMENTS

All statements other than statements of historical fact contained in this Form 10-Q, including statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements. When used herein, the words "budget", "budgeted", "anticipate", "expects", "believes", "seeks", "goals", "intends", or "projects" and similar expressions are intended to identify forward-looking statements. It is important to note that Chesapeake's actual results could differ materially from those projected by such forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct. Factors that could cause the Company's results to differ materially from the results discussed in such forward-looking statements include but are not limited to the following: production variances from expectations, volatility of oil and gas prices, the need to develop and replace its reserves, the substantial capital expenditures required to fund its operations, environmental risks, drilling and operating risks, risks related to exploration and development drilling, uncertainties about estimates of reserves, competition government regulation, and the ability of the Company to implement its business strategy. All forward-looking statements in this document are expressly qualified in their entirety by the cautionary statements in this paragraph.

               CHESAPEAKE EXPLORATION LIMITED PARTNERSHIP
      (a wholly-owned partnership of Chesapeake Energy Corporation)
                            BALANCE SHEETS
                             (Unaudited)


                             ASSETS
                                            September 30,       June 30,
                                                1996              1996
                                            -------------       ----------
                                                 ($ in thousands)
CURRENT ASSETS:
  Accounts receivable                       $ 18,685            $ 14,778
  Prepaid expenses                             1,066               1,891
                                            --------            --------
  Total Current Assets                        19,751              16,669
                                            --------            --------

PROPERTY AND EQUIPMENT:
  Oil and gas properties, at cost based
   on full cost accounting:
  Evaluated oil and gas properties           409,286             346,821
  Unevaluated properties                     185,433             165,441
  Less:  accumulated depreciation,
   depletion and amortization               (101,099)           ( 84,726)
                                            --------            --------

  Total Property and Equipment               493,620             427,536
                                            --------            --------
INTERCOMPANY RECEIVABLES:
  Chesapeake Energy Corporation               56,538              47,502
  Chesapeake Gas Development Corporation       8,015               8,171
  Other                                          381                 382
                                            --------            --------
                                              64,934              56,055

OTHER ASSETS                                     762                 694
                                            --------            --------

TOTAL ASSETS                                $579,067            $500,954
                                            ========            ========

                LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES:
  Accrued Expenses                          $  2,105            $    789
                                            --------            --------

  Total Current Liabilities                    2,105                 789
                                            --------            --------
LONG-TERM DEBT                                10,000                   -
                                            --------            --------
INTERCOMPANY PAYABLES:
  Chesapeake Operating, Inc.                 462,856             411,536
  Lindsay Oil Field Supply, Inc.               2,190               2,190
                                            --------            --------
                                             465,046             413,726
                                            --------            --------
CONTINGENCIES AND COMMITMENTS

PARTNERS' CAPITAL:
  Contributions                                  424                 424
  Accumulated Earnings                       101,492              86,015
                                            --------            --------
  Total Partners' Capital                    101,916              86,439
                                            --------            --------

TOTAL LIABILITIES & PARTNERS' CAPITAL       $579,067            $500,954
                                            ========            ========

The accompanying notes are an integral part of these financial statements.

            CHESAPEAKE EXPLORATION LIMITED PARTNERSHIP
  (a wholly-owned partnership of Chesapeake Energy Corporation)
                       STATEMENTS OF INCOME
                           (Unaudited)
                                                  Three Months Ended
                                                     September 30,
                                                  ------------------
                                                1996                1995
                                               ------              ------
                                                   ($ in thousands)
REVENUES:

  Oil and gas sales                            $34,789             $18,609
                                               -------             -------
    Total revenues                              34,789              18,609
                                               -------             -------
COSTS AND EXPENSES:

  Production expenses and taxes                  2,432               1,405

  Oil and gas depreciation,
    depletion and amortization                  16,373               9,880

  Amortization                                     107                  54

  General and administrative                       198                 258

  Interest expense and other                        11                  12
                                               -------             -------
    Total costs and expenses                    19,121              11,609
                                               -------             -------

NET INCOME                                     $15,668             $ 7,000
                                               =======             =======

The accompanying notes are an integral part of these financial statements.

            CHESAPEAKE EXPLORATION LIMITED PARTNERSHIP
  (a wholly-owned partnership of Chesapeake Energy Corporation)
                     STATEMENTS OF CASH FLOWS
                           (Unaudited)
                                                    Three Months Ended
                                                       September 30,
                                                    ------------------
                                                     1996        1995
                                                    ------     --------
                                                     ($ in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                          $ 15,668   $  7,000

Adjustments to reconcile net income to net
    cash provided by operating activities:
  Oil and gas depreciation                            16,373      9,636
  Amortization                                           107         54

Changes in current assets and liabilities                126      2,305
                                                     -------    -------
   Cash provided by operating activities              32,274     18,995
                                                     -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Development and acquisition of oil
   and gas properties                                (82,457)   (46,004)
  Proceeds from sale of assets                          -           107
  Other additions                                       (611)       (39)
                                                     -------    -------
  Cash used in investing activities                  (83,068)   (45,936)
                                                     -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term borrowings                  10,000       -
  Intercompany advances                               94,198     45,124
  Intercompany payments                              (53,404)   (18,183)
     Cash provided by financing activities            50,794     26,941
                                                     -------    -------

Net increase (decrease) in cash                         -          -
Cash & cash equivalents, beginning of period            -          -
                                                     -------    -------
Cash & cash equivalents, end of period               $  -       $  -
                                                     =======    =======

The accompanying notes are an integral part of these consolidated financial statements.

               CHESAPEAKE EXPLORATION LIMITED PARTNERSHIP
                 NOTES TO FINANCIAL STATEMENTS
                       September 30, 1996
                          (Unaudited)


1.   Accounting Principles

The accompanying unaudited financial statements of Chesapeake Exploration Limited Partnership ("CEX") have been prepared in accordance with the instructions to Form 10-Q as prescribed by the Securities and Exchange Commission. All material adjustments (consisting solely of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods have been reflected. The results for the three months ended September 30, 1996, are not necessarily indicative of the results to be expected for the full fiscal year.

The CEX financial statements were prepared on a separate entity basis as reflected in the Company's books and records and include all material costs of doing business as if the partnership were on a stand-alone basis, except that interest is not charged on intercompany accounts, or allocated.

These financial statements should be read in conjunction with the September 30, 1996 consolidated financial statements and related notes of Chesapeake Energy Corporation and Subsidiaries included in this Form 10-Q and the Company's annual report on Form 10-K for the year ended June 30, 1996.

                PART I.   FINANCIAL INFORMATION
                            ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                     RESULTS OF OPERATIONS
                       THREE MONTHS ENDED
           SEPTEMBER 30, 1996 VS. SEPTEMBER 30, 1995

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



                  PART II.    OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

     On October 15, 1996, Union Pacific Resources Company ("UPRC") filed suit against the Company in the United States District Court for the Northern District of Texas alleging (a) infringement of UPRC's claimed patent (the "UPRC patent") for an invention involving a method of maintaining a bore hole in a stratigraphic zone during drilling, and (b) tortious interference with contracts between UPRC and a third party vendor (the "Vendor") regarding the confidentiality of proprietary information of UPRC. UPRC is seeking injunctive relief, damages of an unspecified amount, including actual, enhanced, consequential and punitive damages, interest, costs and attorney's fees. The Company believes that it has meritorious defenses to UPRC's allegations, including, without limitation, the Company's belief that the UPRC Patent is invalid. The Company will vigorously defend the lawsuit. No assurance can be given as to the outcome of the matter or the ultimate impact on the Company of any damages (which could be substantial) that may be awarded to UPRC because litigation is inherently uncertain.

     Since February 1994, the Vendor has assisted the Company in the analysis of horizontal drilling data. In May 1994, the UPRC Patent was issued to UPRC by the U.S. Patent Office and, in August 1995, UPRC advised the Company that the Vendor's services infringed the UPRC Patent. Promptly following receipt of such notification, the Company retained patent counsel who, in December 1995, provided the Company with a legal opinion that the UPRC Patent was invalid.

     In September 1995, litigation to which the Company was not a party commenced between UPRC and the Vendor. On October 11, 1996, the litigation was settled with an agreed judgment reciting the validity of the UPRC Patent and finding that the services provided by the Vendor violated the UPRC Patent. The agreed judgment enjoined the Vendor from further infringement of the UPRC Patent and use of UPRC's trade secrets.

     By letter dated October 16, 1996, the Vendor advised the Company that the Vendor expected to offer alternative services in the near future which, according to the Vendor, will not violate the Vendor's settlement agreement with UPRC and will not infringe the UPRC Patent. The Vendor also advised the Company that UPRC had agreed to permit the Vendor to complete work in progress which, under the agreed judgment, had been found to infringe the UPRC Patent. The Company believes that alternative services offered by the Vendor and other third party vendors will allow the Company to continue its horizontal drilling program without material interruption.

ITEM 2.   CHANGES IN SECURITIES

- Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

- Not applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

- Not applicable

ITEM 5.   OTHER INFORMATION

- Not applicable

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

         The following exhibits are filed as a part of this report:

     Exhibit No.


     11 Statement regarding computation of earnings per common share

     27        Financial Data Schedule


(b)  Form 8-K

     On July 5, 1996, the Company filed a current report on Form 8-K reporting under Item 4 the resignation on July 1, 1996 of Price Waterhouse LLP as the independent accountants of the Company as a result of the purchase of Price Waterhouse LLP's Oklahoma City practice by Coopers & Lybrand L.L.P.

     On August 2, 1996, the Company filed a current report on Form 8-K reporting under Item 5 the announcement on July 26, 1996 of the Company's operating updates.

     On September 11, 1996, the Company filed a current report on Form 8-K reporting under Item 5 the issuance on August 29, 1996 of the Company's announcement of the fourth quarter earnings and cash flow results for the fiscal year ended June 30, 1996.

     On September 17, 1996, the Company filed a current report on From 8-K reporting under Item 5 the announcement on September 4, 1996 of an agreement with Mitchell Energy & Development to construct an associated gathering system in south-central Louisiana, and further, that the Company and Enron Louisiana Energy Company reached an agreement whereby Enron will expand its Eunice facility to process the Company's gas.

                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   CHESAPEAKE ENERGY CORPORATION
                                          (Registrant)



November 14, 1996                  AUBREY K. MCCLENDON
      Date                         Aubrey K. McClendon
                                   Chairman and
                                   Chief Executive Officer

November 14, 1996                  MARCUS C. ROWLAND
      Date                         Marcus C. Rowland
                                   Vice President and
                                   Chief Financial Officer

                        Index to Exhibits
Exhibit No.   Description                        Method of Filing
-----------   -----------                        ----------------
11            Statement regarding computation    Filed herewith electronically
              of earnings per common share

27            Financial Data Schedule            Filed herewith electronically