Form 10-Q
period 1996-12-31
CHESAPEAKE ENERGY CORP
filed 1997-02-14
CIK 895126

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended December 31, 1996

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Act of 1934

     For the transition period from __________ to __________

                         Commission File No. 1-13726


                    CHESAPEAKE ENERGY CORPORATION
          (Exact name of registrant as specified in its charter)


            Oklahoma                                   73-1395733
(State or other jurisdiction of                    (I.R.S. Employer
  incorporation or organization)                 Identification No.)

   6100 North Western Avenue
   Oklahoma City, Oklahoma                                      73118
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

                            YES    X     NO


     At January 31, 1997, there were 69,562,725 shares of the registrant's $.01 par value Common Stock outstanding.

         CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES


                 PART I.  FINANCIAL INFORMATION



                        Index to Financial Statements
                                    and
                   Management's Discussion and Analysis


                                                                       Page


Item 1.   Consolidated Financial Statements:

          Consolidated Balance Sheets at December 31, 1996
          and June 30, 1996

          Consolidated Statements of Income for the Three and Six Months Ended December 31, 1996 and 1995

          Consolidated Statements of Cash Flows for the
          Six Months Ended December 31, 1996 and 1995

          Notes to Consolidated Financial Statements

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

         CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS
                           (Unaudited)
                                  ASSETS
                                                December 31,      June 30,
                                                     1996           1996
                                                ------------      --------
                                                     ($ in thousands)
CURRENT ASSETS:

Cash and cash equivalents                           $140,739     $ 51,638
Short-term investments                                29,092         -
Accounts receivable:
    Oil and gas sales                                 15,313       12,687
    Oil and gas marketing sales                       20,793        6,982
Joint interest and other, net of allowance for
     doubtful accounts of $198,000 and $340,000       26,066       27,661
Related parties                                        4,000        2,884
Inventory                                              7,071        5,163
Other                                                  7,199        2,158
                                                    --------     --------
Total Current Assets                                 250,273      109,173
                                                    ========     ========
PROPERTY AND EQUIPMENT:

Oil and gas properties, at cost based on full
     cost accounting:
Evaluated oil and gas properties                     527,566      363,213
Unevaluated properties                               181,774      165,441
Less: accumulated depreciation, depletion and
     amortization                                   (128,963)     (92,720)
                                                    ---------     --------
                                                     580,377      435,934
Other property and equipment                          22,052       18,162
Less: accumulated depreciation and amortization       (3,880)      (2,922)
                                                     --------    --------
Total Property and Equipment                         598,549      451,174
                                                     --------     -------
OTHER ASSETS                                          11,775       11,988
                                                     --------     -------

TOTAL ASSETS                                        $860,597     $572,335

                                                    ========     ========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Notes payable and current maturities of long-
     term debt                                      $  6,718     $  6,755
Accounts payable                                      72,256       54,514
Accrued liabilities and other                         10,144       14,062
Revenues and royalties due others                     37,974       33,503
                                                    --------     --------
Total Current Liabilities                            127,092      108,834
                                                    --------     --------
LONG-TERM DEBT, NET                                  220,149      268,431
                                                    --------     --------
REVENUES AND ROYALTIES DUE OTHERS                      6,126        5,118
                                                    --------     --------
DEFERRED INCOME TAXES                                 23,168       12,185
                                                    --------     --------
STOCKHOLDERS' EQUITY:

Preferred Stock, $.01 par value, 10,000,000
     shares authorized; none issued                    -            -

Common Stock, 100,000,000 shares authorized;
$.01 par value at December 31, 1996, $.10 par value
at June 30, 1996; 69,276,935 and 60,159,826 shares
issued and outstanding at December 31, 1996 and
June 30, 1996, respectively                              693        3,008

Paid-in capital                                      426,914      136,782

Accumulated earnings                                  56,455       37,977
                                                    --------     --------
Total Stockholders' Equity                           484,062      177,767
                                                    --------     --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $860,597     $572,335
                                                    ========     ========

The accompanying notes are an integral part of these consolidated financial statements.

            CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME
                          (Unaudited)
               (in thousands, except per share data)

                                  Three Months Ended         Six Months Ended
                                     December 31,              December 31,
                                  ------------------         ----------------
                                  1996          1995         1996       1995
                                  ----          ----         ----       ----
REVENUES:


 Oil and gas sales              $53,414      $26,519       $90,167     $46,350
 Oil and gas marketing sales     17,835        3,787        30,019       3,787
 Oil and gas service opera-
   tions                            -          1,460           -         3,618
 Interest and other               1,668          277         2,516       1,791
                                --------     --------      --------    --------
     Total revenues              72,917       32,043       122,702      55,546
                                --------     --------      --------    -------
COSTS AND EXPENSES

 Production expenses and taxes    3,344        2,007         5,874       3,703
 Oil and gas marketing expenses  17,682        3,766        29,548       3,766
 Oil and gas service operations     -          1,167           -         3,019
 Oil and gas depreciation,
   depletion and amortization    19,214       11,798        36,243      22,234
 Depreciation and amortization
    of other assets                 884          689         1,836       1,384
 General and administrative       2,068          971         3,739       1,912
 Interest                         3,399        3,181         6,216       6,544
                                --------     --------      --------    --------
     Total costs and expenses    46,591       23,579        83,456      42,562
                                --------     --------      --------    --------

INCOME BEFORE INCOME TAX AND
  EXTRAORDINARY ITEM             26,326        8,464        39,246      12,984

INCOME TAX EXPENSE
  Current                           -            -             -           -
  Deferred                        9,609        3,005        14,325       4,609
                                --------     --------      --------    --------
     Total income tax expense     9,609        3,005        14,325       4,609
                                --------     --------      --------    --------

INCOME BEFORE EXTRAORDINARY
  ITEM                           16,717        5,459        24,921       8,375

EXTRAORDINARY ITEM:
  Loss on early extinguishment
   of debt, net of applicable
   income tax of $3,703         ( 6,443)         -         ( 6,443)        -
                                --------     --------      --------    --------

NET INCOME                      $10,274      $ 5,459       $18,478     $ 8,375
                                ========     ========      ========    ========

NET EARNINGS PER COMMON SHARE AND
  COMMON SHARE EQUIVALENT
  (PRIMARY)
  Income before extraordinary
    item                        $   .25      $   .10       $   .38     $   .15
  Extraordinary item            (   .10)         -         (   .10)        -
                                --------     --------      --------    --------
  Net Income                    $   .15      $   .10       $   .28     $   .15
                                ========     ========      ========    ========

NET EARNINGS PER COMMON SHARE AND
  COMMON SHARE EQUIVALENT
  (FULLY DILUTED)
  Income before extraordinary
    item                        $   .25      $   .09       $   .38      $  .14
  Extraordinary item            (   .10)         -         (   .10)        -
                                --------     --------      --------    --------
  Net Income                    $   .15      $   .09       $   .28      $  .14
                                ========     ========      ========    ========

WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING
  Primary                        68,108       57,454        66,300      57,148
                                ========     ========      ========    ========
  Fully-diluted                  68,108       58,044        66,300      57,968
                                ========     ========      ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

         CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Unaudited)
                                                  Six Months Ended
                                                    December 31,
                                         ---------------------------------
                                            1996                    1995
                                         --------                 --------
                                                  ($ in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                $18,478                $ 8,375

Adjustments to reconcile net income
  to ne  cash provided by operating
  activities:

  Depreciation, depletion and amorti-
   zation                                  37,317                 23,044
  Deferred taxes                           10,622                  4,609
  Amortization of loan costs                  762                    574
  Amortization of bond discount               191                    280
  Gain on sale of fixed assets and
   other                                 (    522)              (    412)
  Investments in securities, net         ( 34,777)                   406
  Extraordinary item before income
   tax benefit                             10,146                    -
  Equity in earnings of subsidiary       (    178)                   -
  Other adjustments                           -                 (    130)

Changes in current assets and
 liabilities                             (    138)                10,383
                                         ---------              ---------
    Cash provided by operating
     activities                            41,901                 47,129
                                         ---------              ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Exploration, development and acqui-
   sition of oil and gas properties      (186,753)              ( 91,160)
  Proceeds from sale of assets             12,274                  6,473
  Investment in gas marketing company,
   net of cash acquired                       -                 (    320)
  Investment in service operations       (  3,048)                   -
  Long-term loan made to a third party   (  2,000)                   -
  Additions to property, equipment and
   other                                 (  4,622)              (  3,671)
                                         ---------              ---------

    Cash used in investing activities    (184,149)              ( 88,678)
                                         ---------              ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from long-term borrowings       50,000                 16,650
  Payments on long-term borrowings       (106,831)              (  2,181)
  Cash received from issuance of
   common stock                           288,091                    -
  Cash received from exercise of
   stock options                              273                    458
  Other financing                        (    184)                   -
                                         ---------              ---------
    Cash provided by financing
     activities                           231,349                 14,927
                                         --------               ---------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                          89,101               ( 26,622)
CASH AND CASH EQUIVALENTS, BEGINNING
 OF PERIOD                                 51,638                 55,535
                                         ---------              ---------
CASH AND CASH EQUIVALENTS, END OF
 PERIOD                                  $140,739               $ 28,913
                                         =========              =========

The accompanying notes are an integral part of these consolidated financial statements.

               CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 1996
                                 (Unaudited)


1.   Accounting Principles

The accompanying unaudited consolidated financial statements of Chesapeake Energy Corporation and Subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q as prescribed by the Securities and Exchange Commission. All material adjustments (consisting solely of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods have been reflected. The results for the three months and six months ended December 31, 1996, are not necessarily indicative of the results to be expected for the full fiscal year.

2.   Recent Events

On November 25, 1996, the Company issued 8,000,000 shares of Common Stock in a public offering at a price of $33.63 per share, which resulted in net proceeds to the Company of approximately $256.9 million. On December 2, 1996, the underwriters of the Company's Common Stock offering exercised an over-allotment option to purchase an additional 972,000 shares of Common Stock at a price of $33.63 per share, resulting in additional net proceeds to the Company of approximately $31.2 million, and total proceeds of $288.1 million.

Using a portion of the proceeds from the Common Stock offering, the Company exercised its covenant defeasance rights under Section 8.03 of the Indenture dated as of March 31, 1994 with respect to all of its outstanding $47.5 million of 12% Senior Notes. A combination of cash and non-callable U.S. Government Securities in the amount of $55 million was irrevocably deposited in trust to satisfy the Company's obligations, including accrued but unpaid interest through the date of defeasance of $1.3 million. The Company also repaid in full the outstanding balance of its revolving bank credit facility.

Effective December 31, 1996, the Company changed its state of incorporation from Delaware to Oklahoma. As part of this transaction, the authorized capital stock of the Company was increased to 100,000,000 shares of common stock, par value $.01 per share, and 10,000,000 shares of preferred stock, par value $.01 per share. Also effective December 31, 1996, the Company effected a 2-for-1 split of its common stock. All par value, share and per share information, common stock options and exercise prices included in these consolidated financial statements and related footnotes have been restated to reflect the stock split.

3.   Legal Proceedings

On October 15, 1996, Union Pacific Resources Company ("UPRC") filed suit against the Company alleging patent infringement and tortious interference with contracts regarding confidentiality and proprietary information of UPRC. UPRC is seeking injunctive relief and damages in an unspecified amount, including actual, enhanced, consequential and punitive damages. The Company believes it has meritorious defenses to the allegations, including its belief that the subject patent is invalid. Given the subject of the claims, the Company is unable to predict the outcome of the matter or estimate a range of financial exposure.

4.   Senior Notes

10 1/2% Notes

The Company has outstanding $90 million in aggregate principal amount of 10 1/2% Notes which mature June 2002. The 10 1/2% Notes bear interest at an annual rate of 10 1/2%, payable semiannually on each June 1 and December 1. The 10 1/2% Notes are senior, unsecured obligations of the Company, and are fully and unconditionally guaranteed, jointly and severally, by certain subsidiaries of the Company (the "Guarantor Subsidiaries").

9 1/8% Notes

The Company has outstanding $120 million in aggregate principal amount of 9 1/8% Senior Notes due 2006 which mature April 15, 2006. The 9 1/8% Notes bear interest at an annual rate of 9 1/8%, payable semiannually on each April 15 and October 15. The 9 1/8% Notes are senior, unsecured obligations of the Company, and are fully and unconditionally guaranteed, jointly and severally, by the Guarantor Subsidiaries.

Set forth below are condensed consolidating financial statements of the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and the Company. Separate financial statements of each Guarantor Subsidiary have not been included because management has determined that they are not material to investors.

               CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 1996
                                 (unaudited)

                    CONDENSED CONSOLIDATING BALANCE SHEET
                           AS OF DECEMBER 31, 1996
                               ($ in thousands)
                              Guarantor  Non-Guarantor  Company
                            Subsidiaries Subsidiaries   (Parent) Eliminations   Consolidated
                            ------------ -------------  -------- ------------   ------------
                                   ASSETS
CURRENT ASSETS:

Cash and cash equivalent     $    4,782  $    6,182   $ 129,775   $      -      $140,739
Accounts receivable, net         53,866      21,369        -       (    9,063)    66,172
Inventory                         6,702         369        -             -         7,071
Other                               931          33      35,327          -        36,291
                             ----------  ----------   ---------   -----------   --------
Total Current Assets             66,281      27,953     165,102    (    9,063)   250,273
                             ----------  ----------   ---------   -----------   --------

PROPERTY AND EQUIPMENT:

Oil and gas properties          502,928      24,638        -             -       527,566
Unevaluated leasehold           181,774        -           -             -       181,774
Other property and equipment     10,824         103      11,125          -        22,052
Less: accumulated depreciation,
depletion and amortization    ( 122,962)    ( 9,287)    (   594)         -      (132,843)
                              ---------  ----------   ---------   -----------   --------
Total Property & Equipment      572,564      15,454      10,531          -       598,549
                              ---------  ----------   ---------   -----------   --------

INVESTMENTS IN SUBSIDIARIES
AND INTERCOMPANY ADVANCES       628,415       6,850     514,075    (1,149,340)      -
                              ---------  ----------   ---------   -----------   --------

OTHER ASSETS                      4,482       1,019       6,274          -        11,775
                              ---------  ----------   ---------   -----------   --------

TOTAL ASSETS                 $1,271,742    $ 51,276    $695,982   $(1,158,403)  $860,597
                             ==========  ==========   =========   ===========   ========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Notes payable and current
maturities of long-term debt $    4,268    $  2,450    $   -      $      -      $  6,718
Accounts payable and other      104,859      21,389       3,189    (    9,063)   120,374
                             ----------    --------    --------   -----------   --------
Total Current Liabilities       109,127      23,839       3,189    (    9,063)   127,092
                             ----------    --------    --------   -----------   --------

LONG-TERM DEBT                    1,486       8,740     209,923          -       220,149
                             ----------    --------    --------   -----------   --------

REVENUES PAYABLE                  6,126        -           -             -         6,126
                             ----------    --------    --------   -----------   --------

DEFERRED INCOME TAXES            14,916       1,014       7,238          -        23,168
                             ----------    --------    --------   -----------   --------
INTERCOMPANY PAYABLES         1,057,860       7,917      79,793    (1,145,570)      -
                             ----------    --------    --------   -----------   --------

STOCKHOLDERS' EQUITY:

Common Stock                        116           2         577    (        2)       693
Other                            82,111       9,764     395,262    (    3,768)   483,369
                             ----------    --------    --------   -----------   --------
Total Stockholders' Equity       82,227       9,766     395,839    (    3,770)   484,062
                             ----------    --------    --------   -----------   --------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY         $1,271,742    $ 51,276    $695,982   $(1,158,403)  $860,597
                             ==========    ========    ========   ============  ========

                CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 1996
                                 (unaudited)

                    CONDENSED CONSOLIDATING BALANCE SHEET
                             AS OF JUNE 30, 1996
                               ($ in thousands)
                                Guarantor     Non-Guarantor   Company
                              Subsidiaries    Subsidiaries    (Parent)    Eliminations  Consolidated
                              ------------   -------------- -----------   ------------  ------------

                                   ASSETS
CURRENT ASSETS:

Cash and cash equivalents       $    4,061    $    2,751    $   44,826    $     -       $  51,638
Accounts receivable, net            44,080         7,723          -         (  1,589)      50,214
Inventory                            4,947           216          -             -           5,163
Other                                2,155             3          -             -           2,158
                                ----------    ----------    ----------    ----------    ---------
Total Current Assets                55,243        10,693        44,826      (  1,589)     109,173
                                ----------    ----------    ----------    ----------    ---------


PROPERTY AND EQUIPMENT:

Oil and gas properties             338,610        24,603          -             -         363,213
Unevaluated leasehold              165,441          -             -             -         165,441
Other property and equipment         9,608            61         8,493          -          18,162
Less: accumulated depreciation,
depletion and amortization       (  87,193)      ( 8,007)     (    442)         -        ( 95,642)
                                ----------    ----------    ----------    ----------    ---------
Total Property & Equipment         426,466        16,657         8,051          -         451,174
                                ----------    ----------    ----------    ----------    ---------

INVESTMENTS IN SUBSIDIARIES
AND INTERCOMPANY ADVANCES          519,386         8,132       382,388      (909,906)        -
                                ----------    ----------    ----------    ----------    ---------

OTHER ASSETS                         2,310           940         8,738          -           11,988
                                ----------    ----------    ----------    ----------    ----------

TOTAL ASSETS                    $1,003,405      $ 36,422      $444,003     $(911,495)     $572,335
                                ==========    ==========    ==========    ==========    ==========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Notes payable and current
maturities of long-term debt    $    3,846      $  2,880      $     29     $    -         $  6,755
Accounts payable and other          91,069         7,339         5,260      (  1,589)      102,079
                                ----------    ----------    ----------    ----------    ----------
Total Current Liabilities           94,915        10,219         5,289      (  1,589)      108,834
                                ----------    ----------    ----------    ----------    ----------

LONG-TERM DEBT                       2,113        10,020       256,298          -          268,431
                                ----------    ----------    ----------    ----------    ----------

REVENUES PAYABLE                     5,118          -             -             -             5,118
                                ----------    ----------    ----------    ----------    -----------

DEFERRED INCOME TAXES               23,950         1,335       (13,100)         -            12,185
                                ----------    ----------    ----------    ----------    -----------

INTERCOMPANY PAYABLES              824,307         8,182        73,647      (906,136)          -
                                ----------    ----------    ----------    ----------    -----------

STOCKHOLDERS' EQUITY:

Common Stock                           117             2         2,891      (      2)         3,008
Other                               52,885         6,664       118,978      (  3,768)       174,759
                                ----------    ----------    ----------    ----------    -----------
Total Stockholders' Equity          53,002         6,666       121,869      (  3,770)       177,767
                                ----------    ----------    ----------    ----------    -----------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY            $1,003,405      $ 36,422      $444,003     $(911,495)      $572,335
                                ==========    ==========    ==========    ==========    ===========

               CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 1996
                                 (unaudited)

                 CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                               ($ in thousands)
                                   Guarantor   Non-Guarantor Company
                                  Subsidiaries  Subsidiaries (Parent) Eliminations Consolidated
                                  ------------ ------------- -------- ------------ ------------
For the Three Months Ended December 31, 1996:
REVENUES:
Oil and gas sales                     $ 51,147   $  1,888   $   -      $    379   $ 53,414
Oil and gas marketing sales               -        36,693       -       (18,858)    17,835
Interest and other                          52        162      1,454       -         1,668
                                      --------   --------   --------   --------   --------
Total Revenues                          51,199     38,743      1,454    (18,479)    72,917
                                      --------   --------   --------   --------   --------
COSTS AND EXPENSES:
Production expenses and taxes            3,116        228       -          -          3,344
Oil and gas marketing expenses            -        36,161       -       (18,479)     17,682
Oil and gas depreciation,
  depletion and amortization            18,577        637       -          -         19,214
Other depreciation and amortization        509         40        335       -            884
General and administrative               1,370        259        439       -          2,068
Interest                                   275        122      3,002       -          3,399
                                      --------   --------   --------   --------    --------
Total Costs & Expenses                  23,847     37,447      3,776    (18,479)     46,591
                                      --------   --------   --------   --------    --------
INCOME (LOSS) BEFORE INCOME TAXES
  AND EXTRAORDINARY ITEM                27,352      1,296    ( 2,322)      -         26,326
INCOME TAX EXPENSE (BENEFIT)             9,983        474    (   848)      -          9,609
                                      --------   --------   --------   --------    --------
NET INCOME (LOSS)
  BEFORE EXTRAORDINARY ITEM             17,369        822    ( 1,474)      -         16,717
                                      --------   --------   --------   --------    --------
EXTRAORDINARY ITEM:
  Loss on early extinguishment of debt,
  net of applicable income tax         (   590)     -        ( 5,853)      -       (  6,443)
                                      --------   --------   --------   --------    --------
NET INCOME (LOSS)                     $ 16,779   $    822   $( 7,327)   $  -      $  10,274
                                      ========   ========   ========   ========    ========
For the Three Months Ended December 31, 1995:
REVENUES:
Oil and gas sales                     $ 24,925   $  1,594   $   -       $  -      $  26,519
Gas marketing sales                       -         4,370       -        (  583)      3,787
Oil and gas service operations           1,460       -          -          -          1,460
  Interest and other                       215          6         56       -            277
                                      --------   --------   --------    --------    --------
    Total revenues                      26,600      5,970         56     (  583)     32,043
                                      --------   --------   --------    --------    --------
COSTS AND EXPENSES:
Production expenses and taxes            1,844        163       -          -          2,007
Gas marketing expenses                    -         4,349       -       (   583)      3,766
Oil and gas service operations           1,167       -          -          -          1,167
Oil and gas depreciation                11,179        619       -          -         11,798
Other depreciation and amortization        418         13        258       -            689
General and administrative                 686         67        218       -            971
Interest                                    42        165      2,974       -          3,181
                                      --------   --------   --------    --------    --------
Total Costs & Expenses                  15,336      5,376      3,450    (   583)     23,579
                                      --------   --------   --------    --------    --------
INCOME (LOSS) BEFORE INCOME TAX         11,264        594    ( 3,394)      -          8,464
                                      --------   --------   --------    --------    --------
INCOME TAX EXPENSE                       4,958        316    ( 2,269)      -          3,005
                                      --------   --------   --------    --------    --------
NET INCOME (LOSS)                     $  6,306   $    278   $( 1,125)  $   -       $  5,459
                                      ========   ========   ========    ========    ========

               CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 1996
                                 (unaudited)

                 CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                               ($ in thousands)

                              Guarantor     Non-Guarantor Company
                              Subsidiaries  Subsidiaries  (Parent) Eliminations Consolidated
                              ------------  ------------  -------- ------------ ------------
For the Six Months Ended December 31, 1996:
REVENUES:
Oil and gas sales              $ 85,936     $  3,579      $   -    $    652     $ 90,167
Oil and gas marketing sales         -         58,607          -     (28,588)      30,019
Interest and other                  167          571       1,778        -          2,516
                               --------     --------      -------  --------     --------
Total Revenues                   86,103       62,757       1,778    (27,936)     122,702
                               --------     --------      -------  --------     --------
COSTS AND EXPENSES:
Production expenses and taxes     5,463          411          -         -          5,874
Oil and gas marketing expenses      -         57,484          -     (27,936)      29,548
Oil and gas depreciation,
  depletion and amortization     34,950        1,293          -         -         36,243
Other depreciation and amor-
  tization                        1,043           71        722         -          1,836
General and administrative        2,543          495        701         -          3,739
Interest                            308          227      5,681         -          6,216
                               --------     --------     -------   --------     --------
Total Costs & Expenses           44,307       59,981      7,104     (27,936)      83,456
                               --------     --------     -------   --------     --------
INCOME (LOSS) BEFORE INCOME TAXES
  AND EXTRAORDINARY ITEM         41,796        2,776    ( 5,326)        -         39,246
INCOME TAX EXPENSE (BENEFIT)     15,255        1,014    ( 1,944)        -         14,325
NET INCOME (LOSS)              --------     --------    --------   --------     --------
  BEFORE EXTRAORDINARY ITEM      26,541        1,762    ( 3,382)        -         24,921
                               --------     --------    --------   --------     --------
EXTRAORDINARY ITEM:
  Loss on early extinguishment of debt,
  net of applicable income tax  (   590)         -      ( 5,853)        -        ( 6,443)
                               --------    --------     -------     -------     --------
NET INCOME (LOSS)              $ 25,951    $  1,762    $( 9,235)   $    -       $ 18,478
                               ========    ========    ========     =======     ========

For the Six Months Ended December 31, 1995:
REVENUES:
Oil and gas sales              $ 43,533   $  2,817     $   -       $   -        $ 46,350
Gas marketing sales                 -        4,370         -        (   583)       3,787
Oil and gas service operations    3,618          -         -           -           3,618
Interest and other                1,236          6         549         -           1,791
                               --------   --------     -------      -------     --------
Total Revenues                   48,387      7,193         549      (   583)      55,546
                               --------   --------     -------      -------     --------
COSTS AND EXPENSES:
Production expenses and taxes     3,392        311         -           -           3,703
Gas marketing expenses              -        4,349         -        (   583)       3,766
Oil and gas service operations    3,019          -         -           -           3,019
Oil and gas depreciation,
  depletion and amortization     21,059      1,175         -           -          22,234
Other depreciation and amor-
  tization                          850         17         517         -           1,384
General and administrative        1,499        101         312         -           1,912
Interest                             81        350       6,113         -           6,544
                               --------   --------     -------     -------      --------
Total Costs & Expenses           29,900      6,303       6,942     (   583)       42,562
                               --------   --------     -------     -------      --------
INCOME (LOSS) BEFORE INCOME TAX  18,487        890     ( 6,393)        -          12,984
INCOME TAX EXPENSE (BENEFIT)      6,562        316     ( 2,269)        -           4,609
                               --------   --------     -------     -------      --------
NET INCOME (LOSS)              $ 11,925   $    574    $( 4,124)   $    -        $  8,375
                               ========   ========     =======     =======      ========

                CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 1996
                                (unaudited)


               CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                               ($ in thousands)

                              Guarantor     Non-Guarantor Company
                              Subsidiaries  Subsidiaries  (Parent)   Elimination Consolidated
                              ------------  ------------- --------   ----------- ------------

For the Six Months Ended December 31, 1996:

CASH FLOWS FROM OPERATING
ACTIVITIES:                   $ 89,669      $( 5,642)     $( 42,126) $   -       $ 41,901

CASH FLOWS FROM INVESTING ACTIVITIES:
Oil and gas properties        (186,718)      (    35)          -         -       (186,753)
Proceeds from sale of assets    12,274           -             -         -         12,274
Investment in service opera-
  tions                       (  3,048)          -             -         -       (  3,048)
Other additions               (  4,185)      (   204)      (  2,233)     -       (  6,622)
                              --------      --------       --------   --------   --------
                              (181,677)      (   239)      (  2,233)     -       (184,149)
                              --------      --------       --------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings        50,000           -             -         -         50,000
Payments on borrowings        ( 51,246)      ( 1,710)      ( 53,875)     -       (106,831)
Cash received from exercise
  of stock options                -              -              273      -            273
Cash received from issuance
  of common stock                 -              -          288,091      -        288,091
Other financing                   -              -        (    184)      -       (    184)
Intercompany advances, net      93,975        11,022      (104,997)      -           -
                              --------      --------      --------   --------    --------
                                92,729         9,312       129,308       -        231,349
                              --------      --------      --------   --------    --------

Net increase (decrease) in cash    721         3,431        84,949       -         89,101
Cash, beginning of period        4,061         2,751        44,826       -         51,638
                              --------      --------      --------   --------    --------
Cash, end of period           $  4,782      $  6,182      $129,775   $   -       $140,739
                              ========      ========      ========   ========    ========

For the Six Months Ended December 31, 1995:

CASH FLOWS FROM OPERATING
ACTIVITIES:                   $ 50,475      $    599      $( 3,945)  $   -       $ 47,129
                              --------      --------      --------   --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Oil and gas properties         (84,998)      (11,462)         -         5,300     (91,160)
Proceeds from sales             11,773          -             -        (5,300)      6,473
Investment in gas marketing
  company                         -              256      (   576)       -           (320)
Other additions                ( 2,812)      (    25)     (   834)       -        ( 3,671)
                              --------      --------      --------    --------   --------
                               (76,037)      (11,231)     ( 1,410)       -        (88,678)
                              --------      --------      --------    --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term
  borrowings                    11,350         5,300          -          -         16,650
Payments on borrowings         (   582)      ( 1,585)    (    14)        -        ( 2,181)
Cash received from exercise
  of stock options                -            -             458         -            458
Intercompany advances, net     (57,930)        9,738      48,192         -            -
                              --------      --------    --------     --------     --------
                               (47,162)       13,453      48,636         -          14,927
                              --------      --------    --------     --------     --------

Net increase (decrease) in cash
  and cash equivalents         (72,724)        2,821      43,281         -         (26,622)
Cash, beginning of period       53,227             5       2,303         -          55,535
                              --------      --------    --------    --------       --------
Cash, end of period           $(19,497)     $  2,826    $ 45,584     $   -        $ 28,913
                              ========      ========    ========    ========      ========

                 PART I.  FINANCIAL INFORMATION
                            ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                     RESULTS OF OPERATIONS

                         RECENT EVENTS

On November 25, 1996, the Company issued 8,000,000 shares of Common Stock in a public offering at a price of $33.63 per share, which resulted in net proceeds to the Company of approximately $256.9 million. On December 2, 1996, the underwriters of the Company's Common Stock offering exercised an over-allotment option to purchase an additional 972,000 shares of Common Stock at a price of $33.63 per share, resulting in additional net proceeds to the Company of approximately $31.2 million, and total proceeds of $288.1 million.

Using a portion of the proceeds from the Common Stock offering, the Company exercised its covenant defeasance rights under Section 8.03 of the Indenture dated as of March 31, 1994, with respect to all of its outstanding $47.5 million of 12% Senior Notes. A combination of cash and non-callable U.S. Government Securities in the amount of $55.0 million was irrevocably deposited in trust to satisfy the Company's obligations, including accrued but unpaid interest through the date of defeasance of $1.3 million. The Company also repaid in full the outstanding balance of its revolving bank credit facility.

Effective December 31, 1996, the Company changed its state of incorporation from Delaware to Oklahoma. As part of this transaction, the authorized capital stock of the Company was increased to 100,000,000 shares of common stock, par value $.01 per share, and 10,000,000 shares of preferred stock, par value $.01 per share. Also effective December 31, 1996, the Company effected a 2-for-1 split of its common stock. All par value, share and per share information, common stock options and exercise prices included in these consolidated financial statements and related footnotes have been restated to reflect the stock split.

                     RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1996 VS. DECEMBER 31, 1995

Net income for the three months ended December 31, 1996 (the "Current Quarter") was $10.3 million, a $4.8 million increase from net income of $5.5 million for the quarter ended December 31, 1995 (the "Prior Quarter"), after giving effect to an extraordinary loss of $6.4 million (net of income tax) incurred during the Current Quarter. This increase in net income was caused primarily by the Company's significantly higher oil and gas production and increases in oil and gas sales prices.

Revenues from oil and gas sales for the Current Quarter were $53.4 million, an increase of $26.9 million, or 101%, from the Prior Quarter. Gas pro-duction increased to 14.8 billion cubic feet ("Bcf"), an increase of 2.5 Bcf, or 20%, compared to the Prior Quarter. Oil production increased 266 thousand barrels ("MBbls"), or 76%, from 352 MBbls to 618 MBbls. The increase in oil and gas production was accompanied by increases in the average oil and gas prices realized. In the Current Quarter, the Company received an average oil price of $22.43 per barrel ("Bbl"), net of hedging losses of $0.8 million. This was an increase of $5.15 per Bbl, or 30%, from the $17.28 per Bbl realized in the Prior Quarter. Gas price realiza-tions increased to $2.68 per thousand cubic feet ("Mcf") in the Current Quarter, net of hedging losses of $0.8 million, an increase of 61% from the $1.66 per Mcf realized in the Prior Quarter.

The following table sets forth oil and gas production for the Company's primary operating areas during the Current Quarter.

                              Producing          Oil                Gas              Total          Percent
      Operating Areas          Wells<F1>       (MBbls)            (MMcf)            (MMcfe)          %

Giddings                          195              158            9,475             10,423            56%

Southern Oklahoma                 205              149            3,237              4,131            22%

Louisiana Trend                    26              238            1,068              2,496            14%

All Other                         115               73              991              1,429             8%
                                  ---              ---           ------             ------           ----
    Total                         541              618           14,771             18,479           100%
                                  ===              ===           ======             ======           ====

<F1> Includes wells being drilled at December 31, 1996


Revenues from the Company's oil and gas marketing operations in the Current Quarter, which commenced in December 1995 with the purchase of Chesapeake Energy Marketing, Inc. ("CEM"), were $17.8 million compared to $3.8 million in the Prior Quarter. The Prior Quarter included only one month of operations. Oil and gas marketing expenses were $17.7 million during the Current Quarter, resulting in a gross profit margin of $0.1 million. In the Prior Quarter the gross profit margin was $21,000.

The Company had no revenues or expenses for oil and gas service operations in the Current Quarter, as a result of the sale of this business in June 1996 to Peak USA Energy Services, Ltd. ("Peak"). Peak is a limited partnership formed by Peak Oilfield Services Company (a joint venture between Cook Inlet Region, Inc. and Nabors Industries, Inc.) and the Company.

Production expenses and taxes increased to $3.3 million in the Current Quarter from $2.0 million in the Prior Quarter. This increase was the result of a significant increase in oil and gas production volumes during the Current Quarter, higher oil and gas prices which increased severance taxes and slightly higher lifting costs per unit of production. On a gas equivalent production unit ("Mcfe") basis, production expenses and taxes were $0.18 per Mcfe in the Current Quarter compared to $0.14 per Mcfe in the Prior Quarter. Much of the Company's gas production from wells drilled before September 1996 in the downdip Giddings Field qualifies for exemption from Texas state production taxes for production through August 31, 2001. Additionally, certain oil and gas production from the Company's wells in the Knox and Sholem Alechem fields in Oklahoma and the Louisiana Austin Chalk Trend qualifies for production tax exemption until well costs are recovered. These exemptions, combined with the fact that many of the Company's wells are high volume gas wells that tend to have lower operating costs per Mcfe than lower volume wells, help generate the Company's historically low production costs per Mcfe. The Company expects that operating costs in fiscal 1997 will continue to increase because of the Company's expansion of drilling efforts into the Louisiana Trend and the Williston Basin, both of which are oil prone areas with significant associated water production which results in higher operating costs than gas prone areas, and because severance tax exemptions will be more limited in these areas compared to existing exemptions in the Giddings Field.

Depreciation, depletion and amortization ("DD&A") of oil and gas properties for the Current Quarter was $19.2 million, an increase of $7.4 million from the Prior Quarter. The increase in DD&A expense for oil and gas properties between quarters is the result of a 4.1 billion cubic feet equivalent ("Bcfe") increase in production volumes and an increase in the DD&A rate per Mcfe. The average DD&A rate per Mcfe, a function of capitalized and estimated future development costs and the related proved reserves, was $1.04 for the Current Quarter and $0.82 for the Prior Quarter. The Company believes the DD&A rate will continue to increase during fiscal 1997 based on projected higher finding costs for wells drilled in the Louisiana Trend.

Depreciation and amortization of other assets increased to $0.9 million in the Current Quarter compared to $0.7 million in the Prior Quarter. This increase is primarily the result of higher amortization expense related to debt issuance costs, and higher depreciation related to the Company's acquisition of additional buildings and equipment in its Oklahoma City headquarters complex to support the Company's growth.

General and administrative expenses increased to $2.1 million during the Current Quarter, a $1.1 million, or 110%, increase from the Prior Quarter. This increase is the result of the continued growth of the Company. General and administrative expenses were $0.11 per Mcfe in the Current Quarter as compared to $0.07 per Mcfe in the Prior Quarter. The Company capitalized $0.4 million and $0.1 million of payroll and other internal costs directly related to oil and gas exploration and development activities, net of partner reimbursements, in the Current Quarter and Prior Quarter, respectively.

Interest expense increased to $3.4 million during the Current Quarter, from $3.2 million in the Prior Quarter, as a result of higher levels of interest costs due to increased levels of total debt during the Current Quarter. During the Current Quarter, the Company capitalized $3.4 million of interest costs representing the estimated costs to carry its unevaluated leasehold inventory, compared to the $1.1 million in the Prior Quarter. This increase in capitalized interest costs is the result of larger investments being carried during the Current Quarter in leasehold that have yet to be evaluated than in the Prior Quarter.

Income tax expense increased to $9.6 million in the Current Quarter (before giving effect to the income tax benefit applicable to the extraordinary item) from $3.0 million in the Prior Quarter. The Company's estimated effective income tax rate was 36.5% for the Current Quarter, compared to 35.5% for the Prior Quarter. The Company estimates its effective rate based on anticipated levels of income for the year, estimated production in excess of that allowed in computing statutory depletion for tax purposes, the interplay between state location of production revenue and the related state income tax, and other factors. The provision for income tax expense is deferred because the Company is not currently a cash income taxpayer.
The Company has significant tax net operating loss carryforwards generated from the intangible drilling cost deduction for income tax purposes associated with the Company's drilling activities which are available to offset regular taxable income in the future.

The Company recorded an extraordinary loss in the Current Quarter of $6.4 million, net of applicable income tax effect of $3.7 million. This loss was the result of the Company retiring by defeasance all of its $47.5 million 12% Senior Notes and paying all amounts outstanding under the Company's revolving bank credit facility from the proceeds of an equity offering concluded during the Current Quarter.

SIX MONTHS ENDED DECEMBER 31, 1996 VS. DECEMBER 31, 1995

Net income for the six months ended December 31, 1996 (the "Current Period") was $18.5 million, a $10.1 million increase from net income of $8.4 million for the six months ended December 31, 1995 (the "Prior Period"), after giving effect to an extraordinary loss of $6.4 million (net of income tax) incurred in the Current Period. This increase was caused by the Company's significantly higher oil and gas production and increases in oil and gas sales prices.

Revenues from oil and gas sales for the Current Period were $90.2 million, an increase of $43.8 million, or 94%, from the Prior Period. Gas production increased to 30.1 Bcf, an increase of 7.1 Bcf, or 31%, compared to the Prior Period. Oil production increased to 1,116 MBbls, an increase of 422 MBbls, or 61%, compared to the Prior Period. In the Current Period the Company realized an average gas price of $2.18 per Mcf, net of hedging losses of $5.6 million. This was an increase of $0.67 per Mcf, or 44%, as compared to the $1.51 per Mcf realized in the Prior Period. The Company realized an average oil price of $21.88 per Bbl, net of hedging losses of $1.5 million. This was an increase of $4.92 per Bbl, or 29%, compared to the $16.96 per Bbl realized in the Prior Period.

Revenues from the Company's oil and gas marketing operations were $30.0 million in the Current Period compared to $3.8 million in the Prior Period, which included only one month of operations. Oil and gas marketing expenses were $29.5 million in the Current Period, resulting in a gross profit margin of $0.5 million.

Production expenses and taxes increased to $5.9 million in the Current Period, an increase of $2.2 million, or 59%, from $3.7 million incurred in the Prior Period. This increase was the result of a significant increase in oil and gas production volumes during the Current Period, higher oil and gas prices which increase severance taxes, and slightly higher lifting costs per unit of production. On an Mcfe basis, production expenses and taxes were $0.16 per Mcfe in the Current Period compared to $0.14 in the Prior Period. The Company expects that production expenses will continue to increase in fiscal 1997 because of the Company's expansion of drilling efforts into the Louisiana Trend and the Williston Basin, both of which are oil prone areas with significant associated water production which results in higher operating costs than gas prone areas. The Company expects that production taxes will trend higher during fiscal 1997 due to higher taxes resulting from higher oil and gas prices, and because severance tax exemptions will be more limited in the Louisiana Trend compared to existing exemptions in the Giddings Field.

DD&A of oil and gas properties in the Current Period was $36.2 million, an increase of $14.0 million, or 63%, from $22.2 million expensed in the Prior Period. The increase in DD&A expense is the result of a 9.7 Bcfe increase in production volumes and an increase in the DD&A rate per Mcfe. The average DD&A rate per Mcfe was $0.99 in the Current Period as compared to $0.82 in the Prior Period. The Company believes the DD&A rate will continue to trend higher in fiscal 1997 based on higher projected finding costs for wells drilled in the Louisiana Trend which will represent a significant portion of the Company's activities.

Depreciation and amortization of other assets increased to $1.8 in the Current Period, a $0.4 million, or 29%, increase from the Prior Period. This increase is the result of higher amortization expense related to debt issuance costs, and higher depreciation related to the Company's acquisition of additional buildings and equipment in its Oklahoma City headquarters complex to support the Company's growth.

General and administrative expenses increased to $3.7 million during the Current Period, a $1.8 million, or 95%, increase from the Prior Period. This increase is the result of the continued growth of the Company. General and administrative expenses were $0.10 per Mcfe in the Current Period, compared to $0.07 per Mcfe in the Prior Period. The Company capitalized $1.1 million and $0.4 million of payroll and other internal costs directly related to oil and gas exploration and development activities, net of partner reimbursements, in the Current Period and Prior Period, respectively.

Interest expense decreased to $6.2 million in the Current Period from $6.5 million in the Prior Period. This decrease occurred despite an increase in total interest costs as a result of higher average long-term debt levels in the Current Period compared to the Prior Period. However, the increase was more than offset by the amount of interest capitalized by the Company in the Current Period. During the Current Period the Company capitalized $7.6 million of interest costs representing the estimated costs to carry its unevaluated leasehold inventory, compared to $1.9 million in the Prior Period.

Income tax expense increased to $14.3 million in the Current Period (before giving effect to the income tax benefit applicable to the extraordinary item) from $4.6 in the Prior Period. The Company's estimated effective income tax rate was 36.5% for the Current Period, compared to 35.5% for the Prior Period. The Company estimates its effective rate based on anticipated levels of income for the year, estimated production in excess of that allowed in computing statutory depletion for tax purposes, the interplay between state location of production revenue and the related state income tax, and other factors. The provision for income tax expense is deferred because the Company is not currently a cash income taxpayer. The Company has significant federal tax net operating loss carryforwards generated from the intangible drilling cost deduction for income tax purposes associated with the Company's drilling activities which are available to offset regular taxable income in the future.

                         RISK MANAGEMENT ACTIVITIES

Periodically the Company utilizes hedging strategies to hedge the price of a portion of its future oil and gas production. These strategies include swap arrangements that establish an index-related price above which the Company pays the hedging partner and below which the Company is paid by the hedging partner, the purchase of index-related puts that provide for a "floor" price to the Company to be paid by the counter-party to the extent the price of the commodity is below the contracted floor, and basis protection swaps. Results from hedging transactions are reflected in oil and gas sales to the extent related to the Company's oil and gas production. The Company has not entered into hedging transactions unrelated to the Company's oil and gas production.

The Company has the following oil swap arrangements for periods after the Current Quarter:

                             Monthly                      NYMEX-Index
Month                      Volume(Bbls)            Strike Price (per Bbl)
------                     ------------            ----------------------
January 1997                   31,000                        $20.01
January 1997                   62,000                        $23.27
February 1997                  28,000                        $19.72
February 1997                  56,000                        $22.74
March 1997                     31,000                        $19.46
April 1997                     30,000                        $19.22
May 1997                       31,000                        $18.97
June 1997                      30,000                        $18.79
July 1997                      31,000                        $18.60
August 1997                    31,000                        $18.43
September 1997                 30,000                        $18.30
October 1997                   31,000                        $18.19
November 1997                  30,000                        $18.13
December 1997                  31,000                        $18.08

The Company has entered into oil swap arrangements to cancel the effect of the swaps for the months of August through December at an average price of $22.10 per Bbl.

The Company has the following gas swap arrangements for periods after the Current Quarter:

                                Monthly             Houston Ship Channel
Months                       Volume (MMBtu)     Index Strike Price (per MMBtu)
------                       --------------     ------------------------------
March 1997                        620,000                   $2.222
April 1997                        600,000                   $2.022
May 1997                          620,000                   $1.937

The Company has the following gas floor arrangements for periods after the Current Quarter:

                                  Monthly           Houston Ship Channel
Months                         Volume(MMBtu)   Index Strike Price (per MMBtu)
------                         -------------   ------------------------------
January 1997                    620,000                  $2.260
February 1997                   560,000                  $2.155

Gains or losses on the crude oil and natural gas hedging transactions are recognized as price adjustments in the month of related production. The Company estimates that had all of the crude oil and natural gas swap agreements in effect for production periods beginning January 1, 1997 terminated on January 28, 1997, based on the closing prices for NYMEX futures contracts as of that date, the Company would have paid the counterparty approximately $1.8 million, which would have represented the "fair value" at that date. These agreements were not terminated.

                        CAPITAL RESOURCES AND LIQUIDITY

During the Current Quarter the Company completed an offering of 8,972,000 shares of Common Stock at a price of $33.63 per share resulting in net proceeds to the Company of approximately $288.1 million. The Company used approximately $55.0 million to retire through convenant defeasance the Company's $47.5 million 12% Senior Notes, including accrued but unpaid interest through the date of defeasance of $1.3 million. The Company used $50 million to repay all amounts outstanding under its revolving bank credit facility. The balance of the net proceeds has been and will be used to fund exploration and development capital expenditures and for general corporate purposes.

As of December 31, 1996, the Company had working capital of $123.2 million. Additionally, the Company had credit availability of $68 million under its $125 million revolving credit facility, with no amounts outstanding. The Company has estimated that its capital expenditures for fiscal 1997 will be approximately $360 million, including approximately $265 million for drilling, completion and production expenditures, $30 million for pipeline and gathering facilities, and the balance for acreage acquisition, seismic programs and general corporate purposes. The capital expenditure budget is largely discretionary, and can be adjusted by the Company based on operating results or other factors. The Company believes it has sufficient capital resources, including expected cash flow from operations, to fund its capital program for the foreseeable future.

During the Current Quarter, and as a result of its Common Stock offering and subsequent reduction of debt levels, the Company received a senior debt credit rating increase from Standard & Poor's Rating Services to BB. Additionally, the Company has been placed on Credit Watch with positive implications by Moody's Investors Service, which has currently rated the Company's senior debt as Ba3. The Company's long-term debt to total book capitalization had been reduced to approximately 32% as of December 31, 1996.

The Company is negotiating with its commercial bank group to obtain a $100 million unsecured credit facility with the Company as the sole direct borrower. This would replace its existing $125 million secured credit facility under which a subsidiary of the Company is the borrower and the Company is the guarantor. While the successful negotiation of this facility is not assured, the Company believes the facility will be put in place during the third fiscal quarter with financial terms substantially similar to the existing revolving credit facility.

The Company's cash provided by operating activities decreased to $42 million during the Current Period, compared to $47 million during the Prior Period. The decrease of $5 million is the result of additional investments in short-term marketable securities during the Current Period partially offset by increases in net income, adjusted for non-cash charges (such as DD&A and deferred income taxes), and cash provided by changes in current assets and current liabilities between the two periods.

Cash used in investing activities increased to $184 million in the Current Period, up from $89 million in the Prior Period. The $95 million increase is a result of the Company's increased drilling activity and increased investment in leasehold during the Current Period.

Cash provided by financing activities was $231 million during the Current Period, as compared to consolidated cash provided by financing activities of $15 million during the Prior Period. The increase resulted primarily from the Company's issuance of Common Stock reduced by $54 million for the defeasance of the Company's $47.5 million 12% Senior Notes and $50 million for the repayment of the Company's revolving credit facility.

                             LEGAL PROCEEDINGS

On October 15, 1996, Union Pacific Resources Company ("UPRC") filed suit against the Company alleging patent infringement and tortious interference with contracts regarding confidentiality and proprietary information of UPRC. UPRC is seeking injunctive relief and damages in an unspecified amount, including actual, enhanced, consequential and punitive damages. The Company believes it has meritorious defenses to the allegations, including its belief that the subject patent is invalid. Given the subject of the claims, the Company is unable to predict the outcome of the matter or estimate a range of financial exposure.

                          FORWARD LOOKING STATEMENTS

All statements other than statements of historical fact contained in this Form 10-Q, including statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements. When used herein, the words "budget", "budgeted", "anticipate", "expects", "believes", "seeks", "goals", "intends", or "projects" and similar expressions are intended to identify forward-looking statements. It is important to note that the Company's actual results could differ materially from those projected by such forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct. Factors that could cause the Company's results to differ materially from the results discussed in such forward-looking statements include but are not limited to the following: production variances from expectations, volatility of oil and gas prices, the need to develop and replace its reserves, the substantial capital expenditures required to fund its operations, environmental risks, drilling and operating risks, risks related to exploration and development drilling, uncertainties about estimates of reserves, competition, government regulation, and the ability of the Company to implement its business strategy. All forward-looking statements in this document are expressly qualified in their entirety by the cautionary statements in this paragraph.

                        PART II.    OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

Reference is made to this item in the Company's quarterly report on Form 10-Q for the three months ended September 30, 1996 for a description of a pending legal proceeding.

ITEM 2.     CHANGES IN SECURITIES

On December 31, 1996, the Company changed its state of incorporation from Delaware to Oklahoma by the merger of Chesapeake Energy Corporation, a Delaware corporation, with and into its newly formed wholly-owned subsidiary, Chesapeake Oklahoma Corporation. The surviving corporation changed its name to Chesapeake Energy Corporation. Each outstanding share of Common Stock, par value $.10, of the merged Delaware corporation was converted into one share of Common Stock, par value $.01, of the surviving corporation. As a result of the merger, the surviving corporation succeeded to all of the assets and is responsible for all of the liabilities of the merged Delaware corporation. On matters of corporate governance, the rights of the Company's security holders are now governed by Oklahoma law, which is similar to the corporate law of Delaware.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

- Not applicable

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's annual meeting of shareholders was held on December 13, 1996. In addition to electing two directors, shareholders voted to change the Company's state of incorporation from Delaware to Oklahoma, which included merging with and into Chesapeake Oklahoma Corporation, the Company's wholly-owned subsidiary, and increasing the Company's authorized capital stock to 100,000,000 shares of common stock, par value $.01 per share, and 10,000,000 shares of preferred stock, par value $.01 per share.

The shareholders also approved amendments to the Company's 1992 Nonstatutory Stock Option Plan and its 1994 Stock Option Plan and adopted the Company's 1996 Stock Option Plan.

In the election of directors, Aubrey K. McClendon received 55,530,182 votes for election, and 770 shares withheld from voting. Shannon T. Self received 55,011,352 votes for election, and 541,016 shares withheld from voting. The proposal to change the Company's state of incorporation from Delaware to Oklahoma was approved by a vote of 49,618,962 shares for, representing 82% of the outstanding shares of common stock; 3,326,750 shares voted against the proposal, 22,238 shares abstained from voting and 2,584,418 shares were broker non-votes. The proposal to approve amendments to the Company's 1992 Nonstatutory Stock Option Plan and its 1994 Stock Option Plan and to adopt the Company's 1996 Stock Option Plan was approved by a vote of 38,931,478 shares for, which represented 65% of the outstanding common stock; 13,782,600 shares voted against the proposal, 35,100 shares abstained from voting and 2,803,190 shares were broker non-votes.

ITEM 5.     OTHER INFORMATION

- Not applicable

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

The following exhibits are filed as a part of this report:

Exhibit No.
-----------
     3.1       Registrant's Certificate of Incorporation.

     3.2       Registrant's Bylaws. Incorporated herein by reference to
               Exhibit 3.2 to Registrant's registration statement on Form 8-B.

     10.1.2*   Registrant's 1992 Nonstatutory Stock Option Plan, as amended.

     10.1.3*   Registrant's 1994 Stock Option Plan, as amended.

     10.1.4* Registrant's 1996 Stock Option Plan. Incorporated herein by reference to Registrant's Proxy Statement for its 1996 Annual Meeting of Shareholders.

      11 Statement regarding computation of earnings per common share

      27       Financial Data Schedule
_______________________

*  Management contract or compensatory plan or arrangement.

(b)    Reports on Form 8-K

None

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 CHESAPEAKE ENERGY CORPORATION
                                        (Registrant)



February 14, 1997                  AUBREY K. MCCLENDON
      Date                         Aubrey K. McClendon
                                   Chairman and
                                   Chief Executive Officer

February 14, 1997                  MARCUS C. ROWLAND
      Date                         Marcus C. Rowland
                                   Vice President and
                                   Chief Financial Officer

                    INDEX TO EXHIBITS

Exhibit No.   Description                      Method of Filing
-----------   -----------                      ----------------
    3.1       Registrant's Certificate of      Filed herewith electronically
              Incorporation.

    3.2       Registrant's Bylaws.             Incorporated herein by
                                               reference to Exhibit
                                               3.2 to Registrant's
                                               registration statement
                                               on Form 8-B.

    10.1.2    Registrant's 1992 Nonstatutory   Filed herewith electronically
              Stock Option Plan, as amended.

    10.1.3    Registrant's 1994 Stock Option   Filed herewith electronically
              Plan, as amended.

    10.1.4    Registrant's 1996 Stock Option   Incorporated herein by
              Plan                             reference to Registrant's
                                               Proxy Statement for its 1996
                                               Annual Meeting of Shareholders.

    11 Statement regarding computation Filed herewith electronically of earnings per common share

    27        Financial Data Schedule          Filed herewith electronically