Form 10-Q
period 1997-03-31
CHESAPEAKE ENERGY CORP
filed 1997-05-15
CIK 895126

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549

                             FORM 10-Q

[X]   Quarterly  Report  pursuant  to  Section  13  or  15(d) of the Securities
Exchange Act of 1934

      For the quarterly period ended March 31, 1997

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

                             YES    X     NO

      At April 30, 1997, there were 69,709,906 shares of the registrant's $.01 par value Common Stock outstanding.

                CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                        PART I.  FINANCIAL INFORMATION


                         INDEX TO FINANCIAL STATEMENTS
                                      AND
                     MANAGEMENT'S DISCUSSION AND ANALYSIS


                                                                          PAGE


Item 1.     Consolidated Financial Statements (Unaudited):

            Consolidated Balance Sheets at March 31, 1997
            and June 30, 1996

            Consolidated Statements of Income for the Three and Nine Months Ended March 31, 1997 and 1996

            Consolidated Statements of Cash Flows for the
            Nine Months Ended March 31, 1997 and 1996

            Notes to Consolidated Financial Statements

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations

                CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                               (UNAUDITED)

                                 ASSETS

                                                                               MARCH 31,             JUNE 30,
                                                                                 1997                 1996
                                                                               ---------             --------
                                                                                        ($ IN THOUSANDS)
CURRENT ASSETS:

   Cash and cash equivalents                                                   $300,810             $ 51,638
   Short-term investments                                                        62,003                 -
   Accounts receivable:
       Oil and gas sales                                                         10,384               12,687
       Oil and gas marketing sales                                               15,630                6,982
       Joint interest and other, net of allowance for
          doubtful accounts of $182,000 and $340,000                             25,273               27,661
       Related parties                                                            5,191                2,884
   Inventory                                                                      7,454                5,163
   Other                                                                         12,333                2,158
                                                                               ---------            ---------

      Total Current Assets                                                      438,978              109,173
                                                                               ---------            ---------

PROPERTY AND EQUIPMENT:

   Oil and gas properties, at cost based on full cost accounting:
       Evaluated oil and gas properties                                         653,400              363,213
       Unevaluated properties                                                   211,337              165,441
   Less: accumulated depreciation, depletion and amortization                  (153,625)             (92,720)
                                                                              ---------              --------
                                                                                711,112              435,934
   Other property and equipment                                                  26,669               18,162
   Less: accumulated depreciation and amortization                             (  4,410)            (  2,922)
                                                                              ---------             ---------

       Total Property and Equipment                                             733,371              451,174
                                                                              ---------             ---------

OTHER ASSETS                                                                     17,697               11,988
                                                                              ---------             ---------

TOTAL ASSETS                                                                 $1,190,046             $572,335
                                                                             ==========             =========

                                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:

   Notes payable and current maturities of long-term debt                    $    4,375             $  6,755
   Accounts payable                                                              86,691               54,514
   Accrued liabilities and other                                                 15,716               14,062
   Revenues and royalties due others                                             34,532               33,503
                                                                             ----------             ---------

       Total Current Liabilities                                                141,314              108,834
                                                                             ----------             ---------

LONG-TERM DEBT, NET                                                             508,961              268,431
                                                                             ----------             ---------

REVENUES AND ROYALTIES DUE OTHERS                                                 6,928                5,118
                                                                             ----------             ---------

DEFERRED INCOME TAXES                                                            29,787               12,185
                                                                             ----------             ---------

STOCKHOLDERS' EQUITY:

   Preferred Stock, $.01 par value, 10,000,000 shares
   authorized; none issued                                                         -                    -

   Common Stock, 100,000,000 shares authorized;
   $.01 par value at March 31, 1997, $.05 par value
   at June 30, 1996; 69,665,457 and 60,159,826 shares
   issued and outstanding at March 31, 1997, and
   June 30, 1996, respectively                                                      697                3,008

   Paid-in capital                                                              429,976              136,782
   Accumulated earnings                                                          72,383               37,977
                                                                             ----------             ---------

       Total Stockholders' Equity                                               503,056              177,767
                                                                             ----------             ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $1,190,046             $572,335
                                                                             ==========             =========

   The accompanying notes are an integral part of these consolidated financial statements.

                CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                     (in thousands, except per share data)


                                                  THREE MONTHS ENDED                NINE MONTHS ENDED
                                                       MARCH 31,                        MARCH 31,
                                               ----------------------           ----------------------
                                                 1997          1996                1997          1996
                                               --------      --------           --------       -------
REVENUES:

       Oil and gas sales                        $57,399       $30,887           $147,566       $77,237
       Oil and gas marketing sales               22,410        11,558             52,429        15,345
       Oil and gas service operations               -           1,700                -           5,317
       Interest and other                         3,277           250              5,793         2,041
                                                --------      --------          --------       --------
          Total revenues                         83,086        44,395            205,788        99,940
                                                --------      --------          --------       --------

COSTS AND EXPENSES

       Production expenses and taxes              4,308         2,136             10,182         5,839
       Oil and gas marketing expenses            21,747        10,788             51,295        14,554
       Oil and gas service operations               -           1,244                -           4,263
       Oil and gas depreciation,
         depletion and amortization              24,663        13,035             60,906        35,268
       Depreciation and amortization
          of other assets                           873           766              2,709         2,151
       General and administrative                 2,481         1,435              6,220         3,347
       Interest                                   3,654         3,173              9,870         9,717
                                                --------      --------           --------      --------
          Total costs and expenses               57,726        32,577            141,182        75,139
                                                --------      --------           --------      --------

INCOME BEFORE INCOME TAX AND
  EXTRAORDINARY ITEM                             25,360        11,818             64,606        24,801
                                                --------      --------           --------      --------
INCOME TAX EXPENSE
       Current                                      -             -                  -             -
       Deferred                                   9,255         4,195             23,580         8,804
                                                --------      --------           --------      --------
          Total income tax expense                9,255         4,195             23,580         8,804
                                                --------      --------           --------      --------

INCOME BEFORE EXTRAORDINARY ITEM                 16,105         7,623             41,026        15,997

EXTRAORDINARY ITEM:
       Loss on early extinguishment
         of debt, net of applicable
         income tax of $101 and $3,804,
         respectively                          (    177)          -             ( 6,620)           -
                                               --------       --------          --------       --------
NET INCOME                                      $15,928       $ 7,623           $34,406        $15,997
                                               ========       ========          ========       ========

NET EARNINGS PER COMMON SHARE AND
  COMMON SHARE EQUIVALENT
  (PRIMARY)
       Income before extraordinary
         item                                   $   .22       $   .13            $  .60        $    .28
       Extraordinary item                          -             -               (  .10)         -
                                               --------       --------          --------       --------
       Net Income                               $   .22       $   .13            $  .50        $    .28
                                               ========       ========          ========       ========

NET EARNINGS PER COMMON SHARE AND
  COMMON SHARE EQUIVALENT
  (FULLY DILUTED)
       Income before extraordinary
         item                                   $   .22       $   .13            $  .60        $    .27
       Extraordinary item                          -             -               (  .10)         -
                                                --------      --------          --------       --------
       Net Income                               $   .22       $   .13            $  .50        $    .27
                                                ========      ========          ========       ========

WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING
       Primary                                   73,493        58,470            68,683          57,984
                                                ========      ========          ========       ========

       Fully-diluted                             73,493        58,642            68,680          58,692
                                                ========      ========          ========       ========

  The accompanying notes are an integral part of these consolidated financial statements.

                CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                                      NINE MONTHS ENDED
                                                                          MARCH 31,
                                                                    --------------------
                                                                     1997          1996
                                                                    ------        ------
                                                                      ($ in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

NET INCOME                                                       $  34,406     $  15,997

ADJUSTMENTS TO RECONCILE NET INCOME TO NET
  CASH PROVIDED BY OPERATING ACTIVITIES:

   Depreciation, depletion and amortization                         62,553        36,550
   Deferred taxes                                                   19,776         8,804
   Amortization of loan costs                                        1,062           869
   Amortization of bond discount                                       196           421
   Gain on sale of fixed assets and other                         (    504)     (    366)
   Extraordinary item before income tax benefit                     10,424           -
   Equity in earnings of subsidiary                               (    269)          -
   Other adjustments                                                  -         (    129)
   Bad debt expense                                                     88           -

CHANGES IN CURRENT ASSETS AND LIABILITIES                         ( 46,145)        37,969
                                                                 ---------      ---------

         Cash provided by operating activities                      81,587        100,115
                                                                 ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Exploration, development and acquisition
     of oil and gas properties                                   (344,998)     (171,523)
   Proceeds from sale of assets                                    15,124         9,149
   Investment in gas marketing company,
     net of cash acquired                                             -        (    363)
   Investment in service operations                              (  3,048)          -
   Long-term loan made to a third party                          (  2,000)          -
   Additions to property, equipment and other                    (  9,334)     (  6,334)
                                                                 ---------     ---------

         Cash used in investing activities                       (344,256)     (169,071)
                                                                 ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from long-term borrowings                              342,626       41,650
   Payments on long-term borrowings                               (119,495)    (  3,267)
   Cash received from issuance of common stock                     288,091          -
   Cash received from exercise of stock options                        898          986
   Other financing                                                (    279)         -
                                                                  ---------    ---------

         Cash provided by financing activities                     511,841       39,369
                                                                  ---------    ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               249,172     ( 29,587)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      51,638       55,535
                                                                  ---------    ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                          $300,810     $ 25,948
                                                                  =========    =========

 The accompanying notes are an integral part of these consolidated financial statements.

                CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1997
                                  (Unaudited)


        1.   Accounting Principles

        The accompanying unaudited consolidated financial statements of Chesapeake Energy Corporation and Subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q as prescribed by the Securities and Exchange Commission. All material adjustments (consisting solely of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods have been reflected. The results for the three months and nine months ended March 31, 1997, are not necessarily indicative of the results to be expected for the full fiscal year.

        2.   Recent Events

        On March 17, 1997, the Company issued in a private offering $150 million in 7-7/8% Senior Notes due 2004 and $150 million in 8-1/2% Senior Notes due 2012, which resulted in net proceeds to the Company of approximately $293 million. Using a portion of the proceeds from this offering the Company paid off all balances outstanding under its commercial bank credit facilities.

        On April 23, 1997, the Company commenced an offer to exchange all of the outstanding 7-7/8% and 8-1/2% Senior Notes for substantially identical notes registered under the Securities Act of 1933. The exchange offer is scheduled to expire on May 23, 1997.

        In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("FAS 128"). FAS 128 will change the computation, presentation and disclosure requirements for earnings per share. FAS 128 requires presentation of "basic" and "diluted" earnings per share, as defined, on the face of the income statement for all entities with complex capital structures. FAS 128 is effective for financial statements issued for periods ending after December 15, 1997 and requires restatement of all prior period earnings per share amounts. The Company has not yet determined the impact that FAS 128 will have on its earnings per share when adopted.

        3.   Legal Proceedings

        As previously disclosed, on October 15, 1996, Union Pacific Resources Company ("UPRC") filed suit against the Company alleging patent infringement and tortious interference with contracts regarding confidentiality and proprietary information of UPRC. UPRC is seeking injunctive relief and damages in an unspecified amount, including actual, enhanced, consequential and punitive damages. The Company believes it has meritorious defenses to the allegations, including its belief that the subject patent is invalid. Given the subject of the claims, the Company is unable to predict the outcome of the matter or estimate a range of financial exposure.

        4.   Senior Notes

        10-1/2% Notes

        The Company has outstanding $90 million in aggregate principal amount of 10-1/2% Senior Notes which mature June 1, 2002. The 10-1/2% Notes bear interest at an annual rate of 10-1/2%, payable semiannually on each June 1 and December 1. The 10-1/2% Notes are senior, unsecured obligations of the Company and are fully and unconditionally guaran-teed, jointly and severally, by certain subsidiaries of the Company (the "Guarantor Subsidiaries").

        9-1/8% Notes

        The Company has outstanding $120 million in aggregate principal amount of 9-1/8% Senior Notes which mature April 15, 2006. The 9-1/8% Notes bear interest at an annual rate of 9-1/8%, payable semiannually on each April 15 and October 15. The 9-1/8% Notes are senior, unsecured obligations of the Company and are fully and unconditionally guaran-teed, jointly and severally, by the Guarantor Subsidiaries.

        7-7/8% Notes

        The Company has outstanding $150 million in aggregate principal amount of 7-7/8% Senior Notes which mature March 15, 2004. The 7-7/8% Notes bear interest at the rate of 7-7/8%, payable semiannually on each March 15 and September 15. The 7-7/8% Notes are senior, unsecured obligations of the Company and are fully and unconditionally guaranteed, jointly and severally, by the Guarantor Subsidiaries.

        8-1/2% Notes

        The Company has outstanding $150 million in aggregate principal amount of 8-1/2% Senior Notes which mature March 15, 2012. The 8-1/2% Notes bear interest at the rate of 8-1/2%, payable semiannually on each March 15 and September 15. The 8-1/2% Notes are senior, unsecured obligations of the Company and are fully and unconditionally guaranteed, jointly and severally, by the Guarantor Subsidiaries.

                CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1997
                                  (Unaudited)


        Set forth below are condensed consolidating financial statements of the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and the Company. Prior to fiscal 1997, the Guarantor Subsidiaries were Chesapeake Operating, Inc. ("COI") and Chesapeake Exploration Limited Partnership ("CELP"), as well as the Company's service company subsidiaries:
        Lindsay Oil Field Supply, Inc., Sander Trucking Company, Inc. and Whitmire Dozer Service, Inc. (collectively, the "Service Companies"). The assets of the Service Companies were sold effective June 30, 1996,
        and the Service Companies' operations  ceased.   Prior  to fiscal 1997,
        Chesapeake Gas Development Corporation ("CGDC") was a Non-Guarantor Subsidiary. In conjunction with the issuance of the 7-7/8% Senior Notes and the 8-1/2% Senior Notes in March 1997, CGDC became a guaran-tor of all the Company's outstanding senior notes. As of March 31, 1997, the Guarantor Subsidiaries were COI, CELP and CGDC, and the Non-Guarantor Subsidiaries were Chesapeake Energy Marketing, Inc. and Chesapeake Canada Corporation, and the Company has reported the Guaran-
        tor and Non-Guarantor   Subsidiaries  accordingly  in  the  following
        fiscal 1997 financial statements.   Separate financial statements of
        each Guarantor Subsidiary have not been included because management has determined that they are not material to investors.

                CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1997
                                  (unaudited)

                     CONDENSED CONSOLIDATING BALANCE SHEET
                             AS OF MARCH 31, 1997
                               ($ IN THOUSANDS)



                                         GUARANTOR      NON-GUARANTOR     COMPANY
                                       SUBSIDIARIES     SUBSIDIARIES      (PARENT)     ELIMINATIONS  CONSOLIDATED
                                      -------------    --------------     --------     ------------  ------------

                                     ASSETS
                                     ------
CURRENT ASSETS:

   Cash and cash equivalents           $(  13,929)        $  6,662     $308,077        $    -        $  300,810
   Short-term investments                    -                -          62,003             -            62,003
   Accounts receivable, net                46,771           15,632          100        (  6,025)         56,478
   Inventory                                7,202              252         -                -             7,454
   Other                                      801               26       11,406             -            12,233
                                      -----------         --------     --------        ---------     ----------
      Total Current Assets                 40,845           22,572      381,586        (  6,025)        438,978
                                      -----------         --------     --------        ---------     ----------

PROPERTY AND EQUIPMENT:

   Oil and gas properties                 653,382               18         -                -           653,400
   Unevaluated leasehold                  211,281               56         -                -           211,337
   Other property and equipment            12,592              109       13,968             -            26,669
   Less: accumulated depreciation,
       depletion and amortization       ( 157,367)             -        (   668)            -        (  158,035)
                                      -----------         --------      --------        --------     ----------
      Total Property & Equipment          719,888              183       13,300             -           733,371
                                      -----------         --------      --------        --------     ----------

INVESTMENTS IN SUBSIDIARIES
AND INTERCOMPANY ADVANCES                 403,106              -        577,241         (980,347)         -
                                      -----------         --------      -------         --------     ----------

OTHER ASSETS                                4,591              693       12,413             -            17,697
                                      -----------         --------      -------         --------     ----------

TOTAL ASSETS                           $1,168,430         $ 23,448     $984,540        $(986,372)    $1,190,046
                                      ===========         ========     ========        =========     ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:

   Notes payable and current
      maturities of long-term debt     $    4,375         $   -        $   -           $    -         $   4,375
   Accounts payable and other             117,584           16,106        9,274        (  6,025)        136,939
                                      -----------         --------     --------        --------      ----------
      Total Current Liabilities           121,959           16,106        9,274        (  6,025)        141,314
                                      -----------         --------     --------        --------      ----------

LONG-TERM DEBT                                 32             -         508,929             -           508,961
                                      -----------         --------     --------        --------      ----------

REVENUES PAYABLE                            6,928             -            -                -             6,928
                                      -----------         --------     --------        --------      ----------

DEFERRED INCOME TAXES                      24,708              890        4,189             -            29,787
                                      -----------         --------     --------        --------      ----------

INTERCOMPANY PAYABLES                     924,868                8       51,630        (976,506)         -
                                      -----------         --------     --------        --------      ----------

STOCKHOLDERS' EQUITY:

   Common Stock                                11                1          687        (      2)            697
   Other                                   89,924            6,443      409,831        (  3,839)        502,359
                                      -----------         --------     --------        --------      ----------
      Total Stockholders' Equity           89,935            6,444      410,518        (  3,841)        503,056
                                      -----------         --------     --------        --------      ----------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                   $1,168,430         $ 23,448     $984,540       $(986,372)     $1,190,046
                                      ===========         ========     ========       =========      ==========

                CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1997
                                  (unaudited)

                     CONDENSED CONSOLIDATING BALANCE SHEET
                              AS OF JUNE 30, 1996
                               ($ IN THOUSANDS)



                                         GUARANTOR      NON-GUARANTOR     COMPANY
                                       SUBSIDIARIES     SUBSIDIARIES      (PARENT)     ELIMINATIONS  CONSOLIDATED
                                       ------------     -------------     -------      ------------  ------------

                                     ASSETS
                                     ------

CURRENT ASSETS:
   Cash and cash equivalents           $    4,061         $  2,751     $ 44,826        $    -          $ 51,638
   Accounts receivable, net                44,080            7,723         -           (  1,589)         50,214
   Inventory                                4,947              216         -                -             5,163
   Other                                    2,155                3         -                -             2,158
                                       ----------         --------     --------        ---------       --------
      Total Current Assets                 55,243           10,693       44,826        (  1,589)        109,173
                                       ----------         --------     --------        ---------       --------


PROPERTY AND EQUIPMENT:

   Oil and gas properties                 338,610           24,603        -                 -           363,213
   Unevaluated leasehold                  165,441             -           -                 -           165,441
   Other property and equipment             9,608               61        8,493             -            18,162
   Less: accumulated depreciation,
      depletion and amortization        (  87,193)         ( 8,007)    (    442)            -          ( 95,642)
                                       ----------         --------     --------        ---------       --------
      Total Property & Equipment          426,466           16,657        8,051             -           451,174
                                       ----------         --------     --------        ---------       --------


INVESTMENTS IN SUBSIDIARIES
AND INTERCOMPANY ADVANCES                 519,386            8,132      382,388         (909,906)          -
                                       ----------         --------     --------        ---------       --------

OTHER ASSETS                                2,310              940        8,738             -            11,988
                                       ----------         --------     --------        ---------       --------

TOTAL ASSETS                           $1,003,405         $ 36,422     $444,003        $(911,495)      $572,335
                                       ==========         ========     ========        =========       ========



                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

   Notes payable and current
      maturities of long-term debt     $    3,846         $  2,880     $     29        $    -          $  6,755
   Accounts payable and other              91,069            7,339        5,260        (   1,589)       102,079
                                       ----------         --------     --------        ---------       --------
      Total Current Liabilities            94,915           10,219        5,289        (   1,589)       108,834
                                       ----------         --------     --------        ---------       --------

LONG-TERM DEBT                              2,113           10,020      256,298             -           268,431
                                       ----------         --------     --------        ---------       --------

REVENUES PAYABLE                            5,118             -            -                -             5,118
                                       ----------         --------     --------        ---------       --------

DEFERRED INCOME TAXES                      23,950            1,335     ( 13,100)            -            12,185
                                       ----------         --------     --------        ---------       --------

INTERCOMPANY PAYABLES                     824,307            8,182       73,647        (906,136)           -
                                       ----------         --------     --------        ---------       --------

STOCKHOLDERS' EQUITY:
   Common Stock                               117                2        2,891        (      2)          3,008
   Other                                   52,885            6,664      118,978        (  3,768)        174,759
                                       ----------         --------      -------        ---------       --------
      Total Stockholders' Equity           53,002            6,666      121,869        (  3,770)        177,767
                                       ----------         --------      -------        ---------       --------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                   $1,003,405         $ 36,422     $444,003       $(911,495)       $572,335
                                       ==========         ========     ========       =========        ========

                CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1997
                                  (UNAUDITED)

                 CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                               ($ IN THOUSANDS)


                                         GUARANTOR      NON-GUARANTOR     COMPANY
                                       SUBSIDIARIES     SUBSIDIARIES      (PARENT)     ELIMINATIONS   CONSOLIDATED
                                       ------------     -------------     --------     ------------   ------------
FOR THE THREE MONTHS ENDED MARCH 31, 1997:
REVENUES:
   Oil and gas sales                     $ 56,795         $   -        $   -            $    604       $ 57,399
   Oil and gas marketing sales               -              45,568         -             (23,158)        22,410
   Interest and other                         177              197        2,903             -             3,277
                                         --------         --------     --------         --------       --------
      Total Revenues                       56,972           45,765        2,903          (22,554)        83,086
                                         --------         --------     --------         --------       --------

COSTS AND EXPENSES:
   Production expenses and taxes            4,308             -            -                -             4,308
   Oil and gas marketing expenses            -              44,301         -            (22,554)         21,747
   Oil and gas depreciation,
      depletion and amortization           24,663             -            -                -            24,663
   Other depreciation and amortization        508               20          345             -               873
   General and administrative               1,757              235          489             -             2,481
   Interest                                   172             -           3,482             -             3,654
                                         --------         --------     --------         --------       --------
      Total Costs & Expenses               31,408           44,556        4,316         (22,554)         57,726
                                         --------         --------     --------         --------       --------

INCOME (LOSS) BEFORE INCOME TAXES
   AND EXTRAORDINARY ITEM                  25,564            1,209     ( 1,413)             -            25,360
INCOME TAX EXPENSE (BENEFIT)                9,330              441     (   516)             -             9,255
                                         --------         --------     --------         --------       --------
NET INCOME (LOSS)
   BEFORE EXTRAORDINARY ITEM               16,234              768     (   897)             -            16,105
                                         --------         --------     --------         --------       --------
EXTRAORDINARY ITEM:
   Loss on early extinguishment of debt,
      net of applicable income tax       (    179)             -             2             -           (    177)
                                         --------         --------     --------         --------       --------

NET INCOME (LOSS)                        $ 16,055         $    768     $(  895)         $   -          $ 15,928
                                         ========         ========     ========         ========       ========

FOR THE THREE MONTHS ENDED MARCH 31, 1996:
REVENUES:
   Oil and gas sales                     $ 28,579         $  2,308     $   -            $   -          $ 30,887
   Oil and gas marketing sales               -              13,594         -            ( 2,036)         11,558
   Oil and gas service operations           1,700             -            -                -             1,700
   Interest and other                         143               99           8              -               250
                                         --------         --------     --------         --------       --------
      Total revenues                       30,422           16,001           8          ( 2,036)         44,395
                                         --------         --------     --------         --------       --------
COSTS AND EXPENSES:
   Production expenses and taxes            1,929              207         -                -             2,136
   Oil and gas marketing expenses            -              12,824         -            ( 2,036)         10,788
   Oil and gas service operations           1,244             -            -                -             1,244
   Oil and gas depreciation,
      depletion and amortization           12,300              735         -                -            13,035
   Other depreciation and amortization        507               26          233             -               766
   General and administrative               1,043              190          202             -             1,435
   Interest                                   324              201        2,648             -             3,173
                                         --------         --------     --------         --------       --------
      Total Costs & Expenses               17,347           14,183        3,083         ( 2,036)         32,577
                                         --------         --------     --------         --------       --------

INCOME (LOSS) BEFORE INCOME TAX            13,075            1,818      ( 3,075)            -            11,818
                                         --------         --------     ---------        --------       --------
INCOME TAX EXPENSE                          4,713              646      ( 1,164)            -             4,195
                                         --------         --------     ---------        --------       --------
NET INCOME (LOSS)                        $  8,362         $  1,172     $( 1,911)        $   -           $ 7,623
                                         ========         ========     =========        ========       ========

                CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1997
                                  (UNAUDITED)

                 CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                               ($ IN THOUSANDS)


                                         GUARANTOR      NON-GUARANTOR     COMPANY
                                       SUBSIDIARIES     SUBSIDIARIES      (PARENT)     ELIMINATIONS   CONSOLIDATED
                                       ------------     -------------     --------     ------------   ------------
FOR THE NINE MONTHS ENDED MARCH 31, 1997:
REVENUES:
   Oil and gas sales                     $146,310         $   -        $   -            $  1,256       $147,566
   Oil and gas marketing sales               -             104,175         -             (51,746)        52,429
   Interest and other                         344              768        4,681             -             5,793
                                         --------         --------     --------         --------       --------
      Total Revenues                      146,654          104,943        4,681          (50,490)       205,788
                                         --------         --------     --------         --------       --------

COSTS AND EXPENSES:
   Production expenses and taxes           10,182             -            -                -            10,182
   Oil and gas marketing expenses            -             101,785         -             (50,490)        51,295
   Oil and gas depreciation,
      depletion and amortization           60,906             -            -                -            60,906
   Other depreciation and amortization      1,582               60        1,067             -             2,709
   General and administrative               4,370              660        1,190             -             6,220
   Interest                                   707             -           9,163             -             9,870
                                         --------         --------     --------          -------       --------
      Total Costs & Expenses               77,747          102,505       11,420          (50,490)       141,182
                                         --------         --------     --------          -------       --------

INCOME (LOSS) BEFORE INCOME TAXES
   AND EXTRAORDINARY ITEM                  68,907            2,438      ( 6,739)            -            64,606
INCOME TAX EXPENSE (BENEFIT)               25,150              890      ( 2,460)            -            23,580
                                         --------         --------     --------          -------       --------
NET INCOME (LOSS)
   BEFORE EXTRAORDINARY ITEM               43,757            1,548      ( 4,279)            -            41,026
                                         --------         --------     --------          -------       --------
EXTRAORDINARY ITEM:
   Loss on early extinguishment of debt,
      net of applicable income tax       (   769)             -         ( 5,851)            -           ( 6,620)
                                         --------         --------     --------          -------       --------

NET INCOME (LOSS)                        $ 42,988         $  1,548    $( 10,130)         $  -          $ 34,406
                                         ========         ========    =========          =======       ========

FOR THE NINE MONTHS ENDED MARCH 31, 1996:
REVENUES:
   Oil and gas sales                     $ 72,112         $  5,125     $   -            $   -          $ 77,237
   Oil and gas marketing sales               -              17,964         -            ( 2,619)         15,345
   Oil and gas service operations           5,317             -            -                -             5,317
   Interest and other                       1,379              105          557             -             2,041
                                         --------         --------     --------         -------        --------
      Total Revenues                       78,808           23,194          557         ( 2,619)         99,940
                                         --------         --------     --------         -------        --------

COSTS AND EXPENSES:
   Production expenses and taxes            5,321              518         -                -             5,839
   Oil and gas marketing expenses            -              17,173         -            ( 2,619)         14,554
   Oil and gas service operations           4,263             -            -                -             4,263
   Oil and gas depreciation,
      depletion and amortization           33,359            1,909         -                -            35,268
   Other depreciation and amortization      1,357               44          750             -             2,151
   General and administrative               2,542              291          514             -             3,347
   Interest                                   405              551        8,761             -             9,717
                                         --------         --------     --------         -------        --------
      Total Costs & Expenses               47,247           20,486       10,025         ( 2,619)         75,139
                                         --------         --------     --------         -------        --------

INCOME (LOSS) BEFORE INCOME TAX            31,561            2,708      ( 9,468)            -            24,801
INCOME TAX EXPENSE (BENEFIT)               11,275              962      ( 3,433)            -             8,804
                                         --------         --------     --------         -------        --------
NET INCOME (LOSS)                        $ 20,286         $  1,746     $( 6,035)         $  -          $ 15,997
                                         ========         ========     ========         =======        ========

                CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1997
                                  (UNAUDITED)


               CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                               ($ IN THOUSANDS)

                                         GUARANTOR      NON-GUARANTOR     COMPANY
                                       SUBSIDIARIES     SUBSIDIARIES      (PARENT)     ELIMINATIONS  CONSOLIDATED
                                       ------------     -------------     --------     ------------  ------------
FOR THE NINE MONTHS ENDED MARCH 31, 1997:

CASH FLOWS FROM OPERATING ACTIVITIES:   $ 160,431       $(  3,557)   $( 75,287)       $    -         $  81,587
                                        ---------       ----------   ----------       -----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Oil and gas properties               (344,998)            -            -                -         (344,998)
   Proceeds from sale of assets            15,124             -            -                -           15,124
   Investment in service operations      (  3,048)            -            -                -         (  3,048)
   Long-term loan to third party         (  2,000)            -            -                -         (  2,000)
   Other additions                       (  3,044)       (    204)    (  6,086)             -         (  9,334)
                                       ----------       ---------    ---------        ----------      --------
                                         (337,966)       (    204)    (  6,086)             -         (344,256)
                                       ----------       ---------    ---------        ----------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings                50,000             -        292,626              -          342,626
   Payments on borrowings                (118,815)            -       (    680)             -         (119,495)
   Cash received from exercise
      of stock options                       -                -            898              -              898
   Cash received from issuance
      of common stock                        -                -        288,091              -          288,091
   Other financing                           -                -       (    279)             -         (    279)
   Intercompany advances, net             228,277           7,755     (236,032)             -             -
                                       ----------       ---------    ---------        ----------      --------
                                          159,462           7,755      344,624              -          511,841
                                       ----------       ---------    ---------        ----------      --------


   Net increase (decrease) in cash       (18,073)           3,994      263,251              -          249,172
   Cash, beginning of period               4,144            2,668       44,826              -           51,638
                                       ---------        ---------    ---------        ----------      --------
   Cash, end of period                 $( 13,929)        $  6,662    $ 308,077        $     -         $300,810
                                       =========        =========    =========        ==========      ========


FOR THE NINE MONTHS ENDED MARCH 31, 1996:

CASH FLOWS FROM OPERATING ACTIVITIES:  $ 103,967        $   2,877    $(  6,729)       $     -         $100,115
                                       ---------        ---------    ---------        ----------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Oil and gas properties               (164,843)        ( 11,980)         -               5,300      (171,523)
   Proceeds from sales                    14,449             -             -            (  5,300)        9,149
   Investment in gas marketing company       -                266     (    629)             -         (    363)
   Other additions                      (  3,400)        (     40)    (  2,894)             -         (  6,334)
                                       ---------        ---------    ---------        ----------      --------
                                        (153,794)        ( 11,754)    (  3,523)             -         (169,071)
                                       ---------        ---------    ---------        ----------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term borrowings     31,350           10,300          -                -           41,650
   Payments on borrowings               (    753)        (  2,494)    (     20)             -         (  3,267)
   Cash received from exercise
      of stock options                       -                -             986             -              986
   Intercompany advances, net           ( 21,705)           2,461        19,244             -             -
                                       ---------        ---------    ----------       ----------      --------
                                           8,892           10,267        20,210             -           39,369
                                       ---------        ---------    ----------       ----------      --------

   Net increase (decrease) in cash
      and cash equivalents              ( 40,935)           1,390         9,958             -         ( 29,587)
   Cash, beginning of period              53,227                5         2,303             -           55,535
                                       ---------        ---------    ----------       ----------      --------
   Cash, end of period                 $  12,292        $   1,395     $  12,261        $    -         $ 25,948
                                       =========        =========    ==========       ==========      ========

                        PART I.  FINANCIAL INFORMATION
                                    ITEM 2.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

                                 RECENT EVENTS

On March 17, 1997, the Company issued through a private offering $150 million in 7-7/8% Senior Notes due 2004 and $150 million in 8-1/2% Senior Notes due 2012, which resulted in net proceeds to the Company of approximately $293 mil-lion. Using a portion of the proceeds from this offering, the Company repaid all balances outstanding under its commercial bank credit facilities.

On April 23, 1997, the Company commenced an offer to exchange all of the outstanding 7-7/8% and 8-1/2% Senior Notes for substantially identical notes registered under the Securities Act of 1933. The exchange offer is scheduled to expire on May 23, 1997.


                             RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 VS. MARCH 31, 1996

Net income for the three months ended March 31, 1997 (the "Current Quarter") was $15.9 million, an $8.3 million increase from net income of $7.6 million for the quarter ended March 31, 1996 (the "Prior Quarter"), after giving effect to an extraordinary loss of $0.2 million (net of income tax) incurred during the Current Quarter. This increase in net income was caused primarily by the Company's significantly higher oil and gas production and increases in oil and gas sales prices.

Revenues from oil and gas sales for the Current Quarter were $57.4 million, an increase of $26.5 million, or 86%, from the Prior Quarter. Gas production increased to 15.7 billion cubic feet ("Bcf"), an increase of 2.2 Bcf, or 16%, compared to the Prior Quarter. Oil production increased 459 thousand barrels ("MBbls"), or 134%, from 342 MBbls to 801 MBbls. The increase in oil and gas production was accompanied by increases in the average oil and gas prices realized. In the Current Quarter, the Company received an average oil price of $21.55 per barrel ("Bbl"). This was an increase of $3.11 per Bbl, or 17%, from the $18.44 per Bbl realized in the Prior Quarter. Gas price realizations increased to $2.55 per thousand cubic feet ("Mcf") in the Current Quarter, an increase of 39% from the $1.83 per Mcf realized in the Prior Quarter.

The following table sets forth oil and gas production for the Company's primary operating areas during the Current Quarter.

                                        Producing         Oil          Gas           Total         Percent
   OPERATING AREAS                       WELLS<F1>        (MBBLS)      (MMCF)        (MMCFE)         (%)
   ---------------                      ---------        --------     -------       --------       -------
Giddings                                    206            106        10,389        11,025            54%

Louisiana Trend                              37            414         1,550         4,034            20%

Southern Oklahoma                           211            147         2,729         3,611            17%

All Other                                   133            134         1,074         1,878             9%
                                        -------          -------      -------       -------        -------
       Total                                587            801        15,742        20,548           100%
                                        =======          =======      =======       =======        =======

<F1>
Includes producing wells as of March 31, 1997 and wells being drilled as of that date.

Revenues from the Company's oil and gas marketing operations in the Current Quarter, which commenced in December 1995 with the purchase of Chesapeake Energy Marketing, Inc. ("CEM"), were $22.4 million compared to $11.6 million in the Prior Quarter. Oil and gas marketing expenses were $21.7 million during the Current Quarter, resulting in a gross profit margin of $0.7 million. In the Prior Quarter, the gross profit margin was $0.8 million.

The Company had no revenues or expenses for oil and gas service operations in the Current Quarter as a result of the sale of this business in June 1996 to Peak USA Energy Services, Ltd. ("Peak"). Peak is a limited partnership formed by Peak Oilfield Services Company (a joint venture between Cook Inlet Region, Inc. and Nabors Industries, Inc.) and the Company. The Company's investment in Peak is accounted for using the equity method.

The Company had interest and other revenues of $3.3 million in the Current Quarter compared to $0.3 million in the Prior Quarter. This significant increase resulted from the Company's large cash balances that are invested in short term interest and dividend earning investments until needed for the Company's oil and gas exploration and development activities. The Company expects this revenue to decrease through fiscal 1998 as cash balances decrease.

Production expenses and taxes increased to $4.3 million in the Current Quarter from $2.1 million in the Prior Quarter. This increase was the result of a significant increase in oil and gas production volumes during the Current Quarter, higher oil and gas prices which increased severance taxes and slightly higher lifting costs per unit of production. On a gas equivalent production unit ("Mcfe") basis, production expenses and taxes were $0.21 per Mcfe in the Current Quarter compared to $0.14 per Mcfe in the Prior Quarter. Much of the Company's gas production from wells drilled before September 1996 in the downdip Giddings Field qualifies for exemption from Texas state production taxes for production through August 31, 2001. Additionally, certain oil and gas production from the Company's wells in the Knox and Sholem Alechem fields in Oklahoma and the Louisiana Austin Chalk Trend qualifies for production tax exemption until well costs are recovered. These exemptions, combined with the fact that many of the Company's wells are high volume gas wells that tend to have lower operating costs per Mcfe than lower volume wells, help generate the Company's historically low production costs per Mcfe. The Company expects that production expenses and taxes in fiscal 1997 will continue to increase because of the Company's expansion of drilling efforts in the Louisiana Trend which is an oil prone area with significant associated water production which results in higher operating costs than gas prone areas, and because severance tax exemptions will be more limited in the Louisiana Trend compared to existing exemptions in the Giddings Field.

Depreciation, depletion and amortization ("DD&A") of oil and gas properties for the Current Quarter was $24.7 million, an increase of $11.7 million from the Prior Quarter. The increase in DD&A expense for oil and gas properties between quarters is the result of a 32% increase in production volumes and an increase in the DD&A rate per Mcfe. The average DD&A rate per Mcfe, a function of capitalized and estimated future development costs and the related proved reserves, was $1.20 for the Current Quarter and $0.84 for the Prior Quarter. The Company believes the DD&A rate will continue to increase during fiscal 1997 and into fiscal 1998 based on projected higher finding costs for wells drilled in the Louisiana Trend and as a result of increasing drilling costs throughout the industry.

Depreciation and amortization of other assets increased to $0.9 million in the Current Quarter compared to $0.8 million in the Prior Quarter. This increase is primarily the result of higher amortization expense related to debt issuance costs, and higher depreciation related to the Company's acquisition of additional buildings and equipment in its Oklahoma City headquarters complex to support the Company's growth.

General and administrative expenses increased to $2.5 million during the Current Quarter, a $1.1 million, or 79%, increase from the Prior Quarter. This increase is the result of the continued growth of the Company. General and administrative expenses were $0.12 per Mcfe in the Current Quarter as compared to $0.09 per Mcfe in the Prior Quarter. The Company capitalized $1.4 million and $0.4 million of payroll and other internal costs directly related to oil and gas exploration and development activities, net of partner reimbursements, in the Current Quarter and Prior Quarter, respectively.

Interest expense increased to $3.7 million during the Current Quarter, from $3.2 million in the Prior Quarter, as a result of higher levels of total debt during the Current Quarter. During the Current Quarter, the Company capitalized $2.7 million of interest costs representing the estimated costs to carry its unevaluated leasehold inventory, compared to $1.6 million in the Prior Quarter. This increase in capitalized interest costs is the result of larger investments being carried during the Current Quarter in leasehold that have yet to be evaluated than in the Prior Quarter.

Income tax expense increased to $9.3 million in the Current Quarter (before giving effect to the income tax benefit applicable to the extraordinary item) from $4.2 million in the Prior Quarter. The Company's estimated effective income tax rate was 36.5% for the Current Quarter, compared to 35.5% for the Prior Quarter. The Company estimates its effective rate based on anticipated levels of income for the year, estimated production in excess of that allowed in computing statutory depletion for tax purposes, the interplay between state location of production revenue and the related state income tax, and other factors. The provision for income tax expense is deferred in its entirety because the Company is not currently a cash income taxpayer. The Company has a significant tax net operating loss carryforward generated from the intangible drilling cost deduction for income tax purposes associated with the Company's drilling activities which are available to offset regular taxable income in the future.

The Company recorded an extraordinary loss in the Current Quarter of $0.2 million, net of applicable income tax effect. This loss was the result of the Company paying all amounts outstanding under the Company's term bank credit facility from the proceeds of the senior note offerings during the Current Quarter, and terminating its commercial bank credit facilities.

NINE MONTHS ENDED MARCH 31, 1997 VS. MARCH 31, 1996

Net income for the nine months ended March 31, 1997 (the "Current Period") was $34.4 million, an $18.4 million increase from net income of $16 million for the nine months ended March 31, 1996 (the "Prior Period"), after giving effect to an extraordinary loss of $6.6 million (net of income tax) incurred in the Current Period. This increase was caused by the Company's significantly higher oil and gas production and increases in oil and gas sales prices.

Revenues from oil and gas sales for the Current Period were $147.6 million, an increase of $70.4 million, or 91%, from the Prior Period. Gas production increased to 45.8 Bcf, an increase of 9.4 Bcf, or 26%, compared to the Prior Period. Oil production increased to 1,917 MBbls, an increase of 881 MBbls, or 85%, compared to the Prior Period. In the Current Period the Company realized an average gas price of $2.31 per Mcf. This was an increase of $0.69 per Mcf, or 43%, as compared to the $1.62 per Mcf realized in the Prior Period. The Company realized an average oil price of $21.74 per Bbl. This was an increase of $4.28 per Bbl, or 25%, compared to the $17.46 per Bbl realized in the Prior Period.

The following table sets forth oil and gas production for the Company's primary operating areas during the Current Period.

                                        Producing         Oil          Gas          Total          Percent
   OPERATING AREAS                       WELLS<F1>       (MBBLS)      (MMCF)        (MMCFE)           (%)
   ---------------                      ----------       -------      ------        -------        -------
Giddings                                    206            399        31,021        33,415            58%

Southern Oklahoma                           211            445         8,929        11,599            20%

Louisiana Trend                              37            865         3,362         8,552            15%

All Other                                   133            208         2,525         3,773             7%
                                        -------          -------      -------       -------        -------
       Total                                587          1,917        45,837        57,339           100%
                                        =======          =======      =======       =======        =======

<F1>
Includes producing wells as of March 31, 1997 and wells drilled as of that date.

Revenues from the Company's oil and gas marketing operations were $52.4 million in the Current Period compared to $15.3 million in the Prior Period, which included only four months of operation. Oil and gas marketing expenses were $51.3 million in the Current Period, resulting in a gross profit margin of $1.1 million.

The Company had no revenues or expenses for oil and gas service operations in the Current Period as a result of the sale of this business in June 1996 to Peak.

The Company had interest and other investment revenues of $5.8 million in the Current Period compared to $2 million in the Prior Period. This significant increase resulted from the Company's large cash balances that are invested in short term interest and dividend earning investments until needed for the Company's oil and gas exploration and development activities. The Company expects this revenue to decrease through fiscal 1998 as cash balances decrease.

Production expenses and taxes increased to $10.2 million in the Current Period, an increase of $4.4 million, or 76%, from $5.8 million incurred in the Prior Period. This increase was the result of a significant increase in oil and gas production volumes during the Current Period, higher oil and gas prices which increase severance taxes, and slightly higher lifting costs per unit of production. On an Mcfe basis, production expenses and taxes were $0.18 per Mcfe in the Current Period compared to $0.14 in the Prior Period. The Company expects that production expenses will continue to increase in fiscal 1997 and throughout fiscal 1998 because of the Company's expansion of drilling efforts in the Louisiana Trend which is an oil prone area with significant associated water production which results in higher operating costs than gas prone areas, and because severance tax exemptions will be more limited in the Louisiana Trend compared to existing exemptions in the Giddings Field.

DD&A of oil and gas properties in the Current Period was $60.9 million, an increase of $25.6 million, or 73%, from $35.3 million expensed in the Prior Period. The increase in DD&A expense is the result of a 35% increase in production volumes and an increase in the DD&A rate per Mcfe. The average DD&A rate per Mcfe was $1.06 in the Current Period as compared to $0.83 in the Prior Period. The Company believes the DD&A rate will continue to trend higher during fiscal 1997 and fiscal 1998 based on higher projected finding costs for wells drilled in the Louisiana Trend and as a result of increasing drilling costs throughout the industry.

Depreciation and amortization of other assets increased to $2.7 in the Current Period, a $0.5 million, or 23%, increase from the Prior Period. This increase is the result of higher amortization expense related to debt issuance costs, and higher depreciation related to the Company's acquisition of additional buildings and equipment in its Oklahoma City headquarters complex to support the Company's growth.

General and administrative expenses increased to $6.2 million during the Current Period, a $2.9 million, or 88%, increase from the Prior Period. This increase is the result of the continued growth of the Company. General and administrative expenses were $0.11 per Mcfe in the Current Period, compared to $0.08 per Mcfe in the Prior Period. The Company capitalized $2.5 million and $0.8 million of payroll and other internal costs directly related to oil and gas exploration and development activities, net of partner reimbursements, in the Current Period and Prior Period, respectively.

Interest expense increased to $9.9 million in the Current Period from $9.7 million in the Prior Period as a result of higher levels of total debt during the Current Period compared to the Prior Period. During the Current Period, the Company capitalized $10.4 million of interest costs representing the estimated costs to carry its unevaluated leasehold inventory, compared to $3.5 million in the Prior Period.

Income tax expense increased to $23.6 million in the Current Period (before giving effect to the income tax benefit applicable to the extraordinary item) from $8.8 in the Prior Period. The Company's estimated effective income tax rate was 36.5% for the Current Period, compared to 35.5% for the Prior Period. The Company estimates its effective rate based on anticipated levels of income for the year, estimated production in excess of that allowed in computing statutory depletion for tax purposes, the interplay between state location of production revenue and the related state income tax, and other factors. The provision for income tax expense is deferred in its entirety because the Company is not currently a cash income taxpayer. The Company has a significant federal tax net operating loss carryforward generated from the intangible drilling cost deduction for income tax purposes associated with the Company's drilling activities which are available to offset regular taxable income in the future. The Company expects its effective tax rate to remain between 36.5% and 37.5% for the foreseeable future.

                         RISK MANAGEMENT ACTIVITIES

Periodically the Company utilizes hedging strategies to hedge the price of a portion of its future oil and gas production. These strategies include swap arrangements that establish an index-related price above which the Company pays the hedging partner and below which the Company is paid by the hedging partner, the purchase of index-related puts that provide for a "floor" price to the Company to be paid by the counterparty to the extent the price of the commodity is below the contracted floor, and basis protection swaps. Results from hedging transactions are reflected in oil and gas sales to the extent related to the Company's oil and gas production. The Company has not entered into hedging transactions unrelated to the Company's oil and gas production.

The Company has the following oil swap arrangements for periods after the Current Quarter:

                                       Monthly                       NYMEX-Index
      MONTH                          VOLUME(BBLS)               STRIKE PRICE (PER BBL)
      -----                          ------------               ----------------------
      April 1997                        30,000                         $19.22
      May 1997                          31,000                         $18.97
      June 1997                         30,000                         $18.79
      July 1997                         31,000                         $18.60
      August 1997                       31,000                         $18.43
      September 1997                    30,000                         $18.30
      October 1997                      31,000                         $18.19
      November 1997                     30,000                         $18.13
      December 1997                     31,000                         $18.08
      January through June 1998        124,000                         $19.72

The Company has entered into oil swap arrangements to cancel the effect of the swaps for the months of August through December at an average price of $22.10 per Bbl.

The Company has the following gas swap arrangements for periods after the Current Quarter:

                                        Monthly                      Houston Ship Channel
      MONTHS                        VOLUME (MMBTU)               INDEX STRIKE PRICE (PER MMBTU)
      ------                        --------------               ------------------------------
      April 1997                        600,000                           $2.022
      May 1997                          620,000                           $1.937

Gains or losses on the crude oil and natural gas hedging transactions are recognized as price adjustments in the month of related production. The Company estimates that had all of the crude oil and natural gas swap agreements in effect for production periods beginning April 1, 1997 terminated on March 31, 1997, based on the closing prices for NYMEX futures contracts as of that date, the Company would have paid the counterparty approximately $0.4 million, which would have represented the "fair value" at that date. These agreements were not terminated.


                      CAPITAL RESOURCES AND LIQUIDITY

During the Current Quarter the Company completed an offering of $300 million in senior notes resulting in net proceeds to the Company of approximately $293 million. The Company used approximately $11 million to repay and terminate the Company's commercial bank credit facilities. The Company used approximately $2 million to repay other debt outstanding. The balance of the net proceeds has been and will be used to fund oil and gas exploration and development expenditures and for general corporate purposes.

As of March 31, 1997, the Company had working capital of $297.7 million. The Company has estimated that its capital expenditures for fiscal 1997 will be approximately $425 million, including approximately $320 million for drilling, completion and production expenditures, $30 million for pipeline and gathering facilities, and the balance for acreage acquisition, seismic programs and general corporate purposes. The capital expenditure budget is largely discretionary, and can be adjusted by the Company based on operating results or other factors. The Company believes it has sufficient capital resources, including expected cash flow from operations, to fund its capital program for the foreseeable future.

During the Current Quarter, the Company received a senior debt credit rating increase from Moody's Investors Service to Ba2. Standard & Poor's Rating Services has currently rated the Company's senior debt as BB. The Company's long-term debt to total book capitalization is approximately 50% as of March 31, 1997.

The Company's cash provided by operating activities decreased to $81.6 million during the Current Period, compared to $100.1 million during the Prior Period. The decrease of $18.5 million is the result of additional investments in short-term marketable securities during the Current Period partially offset by increases in net income, adjusted for non-cash charges (such as DD&A and deferred income taxes), and cash provided by changes in current assets and current liabilities between the two periods.

Cash used in investing activities increased to $344.3 million in the Current Period, up from $169.1 million in the Prior Period. The $175.2 million increase is a result of the Company's increased drilling activity and increased investment in leasehold during the Current Period.

Cash provided by financing activities was $511.8 million during the Current Period, as compared to consolidated cash provided by financing activities of $39.4 million during the Prior Period. The increase resulted primarily from the Company's issuance of $300 million in senior notes and 8,972,000 shares of common stock offset by the repayment of balances outstanding on the Company's commercial bank credit facilities.

The Company is subject to certain routine legal proceedings, none of which are expected to have a material adverse effect upon the Company's financial condition or operations. The Company is also involved in certain litigation that the Company is unable to predict the ultimate financial impact (see Part II, Item 1).

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

                                   PART II.    OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

As previously disclosed in the Company's Form 10-Q for the quarter ended September 30, 1996, on October 15, 1996, Union Pacific Resources Company ("UPRC") filed suit against the Company alleging patent infringement and tortious interference with contracts regarding confidentiality and proprietary information of UPRC. UPRC is seeking injunctive relief and damages in an unspecified amount, including actual, enhanced, consequential and punitive damages. The Company believes it has meritorious defenses to the allegations, including its belief that the subject patent is invalid. Given the subject of the claims, the Company is unable to predict the outcome of the matter or estimate a range of financial exposure.

ITEM 2. CHANGES IN SECURITIES

- Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

- Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

- Not applicable

ITEM 5. OTHER INFORMATION

- Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

              The following exhibits are filed as a part of this report:

        EXHIBIT NO.
        -----------

        4.1 Indenture dated as of March 15, 1997 among the registrant, as issuer, Chesapeake Operating, Inc., Chesapeake Gas Development Corporation, and Chesapeake
                       Exploration Limited Partnership, as Subsidiary Guarantors, and United States Trust Company of New York, as Trustee, with respect to 7-7/8% Senior Notes due 2004. Incorporated herein by reference to Exhibit
                       4.1 to registrant's registration statement on Form S-4 (No. 333-24995).

        4.2 Indenture dated as of March 15, 1997 among the registrant, as issuer, Chesapeake Operating, Inc., Chesapeake Gas Development Corporation, and Chesapeake
                       Exploration Limited Partnership, as Subsidiary Guarantors, and United States Trust Company of New York, as Trustee, with respect to 8-1/2% Senior Notes due 2012. Incorporated herein by reference to Exhibit 4.3 to registrant's registration statement on Form S-4 (No. 333-24995).

        4.3 Registration Rights Agreement dated March 12, 1997 among the registrant, Chesapeake Operating, Inc., Chesapeake Gas Development Corporation, and Chesapeake Exploration Limited Partnership, and Donaldson, Lufkin & Jenrette Securities Corporation, Bear, Stearns & Co. Inc., J.P. Morgan Securities Inc. and Lehman Brothers Inc. Incorporated herein by reference to Exhibit 4.5 to registrant's registration statement on Form S-4 (No. 333-24995).

        11 Statement regarding computation of earnings per common share

        27             Financial Data Schedule
_______________________

(b)     Reports on Form 8-K

        The following reports on Form 8-K have been filed since January 1, 1997:

        On March 6, 1997, the Company filed a current report on Form 8-K reporting under Item 5 that the Company issued a press release on March 6, 1997 announcing its planned private offering of debt securities.

        On April 4, 1997, the Company filed a current report on Form 8-K reporting under Item 5 that the Company issued a press release on April 2, 1997 announcing the completion of its Brown #1-H in Washington County, Texas.

        On May 2, 1997, the Company filed a current report on Form 8-K reporting under Item 5 that the Company issued a press release on April 24, 1997, reporting third quarter and first nine months fiscal 1997 results.

                                  SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          CHESAPEAKE ENERGY CORPORATION
                                                 (Registrant)



MAY 15, 1997                              AUBREY K. MCCLENDON
    Date                                  Aubrey K. McClendon
                                          Chairman and
                                          Chief Executive Officer





MAY 15, 1997                              MARCUS C. ROWLAND
    Date                                  Marcus C. Rowland
                                          Vice President and
                                          Chief Financial Officer

                               INDEX TO EXHIBITS

                                                                   METHOD OF
EXHIBIT NO.                DESCRIPTION                               FILING
-----------                -----------                             -------------

4.1         Indenture  dated  as  of  March  15,  1997 among the  Incorpora-
            registrant,  as issuer, Chesapeake Operating,  Inc.,  ted by
            Chesapeake   Gas    Development   Corporation,   and  reference
            Chesapeake  Exploration   Limited   Partnership,  as
            Subsidiary  Guarantors,  and  United  States   Trust
            Company of New York, as Trustee, with respect to
            7-7/8% Senior Notes due 2004. Incorporated herein by
            reference    to    Exhibit   4.1   to   registrant's
            registration statement on Form S-4 (No. 333-24995).

4.2         Indenture  dated as of  March  15,  1997  among  the  Incorpora-
            registrant,  as  issuer, Chesapeake Operating, Inc.,  ted by
            Chesapeake   Gas   Development    Corporation,   and  reference
            Chesapeake   Exploration  Limited  Partnership,   as
            Subsidiary  Guarantors,   and  United  States  Trust
            Company  of New York, as Trustee,  with  respect  to
            8-1/2%  Senior  Notes  due 2012. Incorporated herein
            by  reference  to  Exhibit   4.3   to   registrant's
            registration statement on Form S-4 (No. 333-24995).

4.3         Registration Rights Agreement dated March  12,  1997  Incopora-
            among  the  registrant,  Chesapeake Operating, Inc.,  ted by
            Chesapeake   Gas   Development    Corporation,   and  reference
            Chesapeake  Exploration  Limited  Partnership,   and
            Donaldson, Lufkin & Jenrette Securities Corporation,
            Bear,  Stearns  &  Co.  Inc., J.P. Morgan Securities
            Inc. and Lehman Brothers Inc. Incorporated herein by
            reference   to   Exhibit   4.5    to    registrant's
            registration statement on Form S-4 (No. 333-24995).

11          Statement  regarding  computation  of  earnings  per  Filed
            common share                                          herewith
                                                                  electronically

27          Financial Data Schedule                               Filed
                                                                  herewith
                                                                  electronically