Form 10-K/A
period 1997-06-30
CHESAPEAKE ENERGY CORP
filed 1997-10-28
CIK 895126

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A
                               (AMENDMENT NO. 1)

(Mark One)
     [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended June 30, 1997

     [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES ACT OF 1934

                         Commission File Number 1-13726

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

          Securities registered pursuant to Section 12(b) of the Act:

                                                       NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                        ON WHICH REGISTERED
             -------------------                       ---------------------
         Common Stock, par value $.01                 New York Stock Exchange
         9.125% Senior Notes due 2006                 New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:
                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No ____.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ].

     The aggregate market value of Common Stock held by non-affiliates on October 27, 1997 was $423,923,486. At such date, there were 70,429,017 shares of Common Stock issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      None
================================================================================

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

INFORMATION REGARDING DIRECTORS

     Pursuant to provisions of the Company's Certificate of Incorporation and Bylaws, the Board of Directors has fixed the number of directors at seven. The Company's Certificate of Incorporation and Bylaws provide for three classes of directors serving staggered three-year terms, with each class to be as nearly equal in number as possible. The Board of Directors has nominated Breene M. Kerr and Walter C. Wilson for re-election as directors at the Company's annual meeting of shareholders scheduled to be held on December 12, 1997. The following information is furnished for each person who is a director of the Company.

NOMINEES FOR RE-ELECTION AS DIRECTORS FOR TERMS EXPIRING IN 2000

     Breene M. Kerr, age 68, has been a director of the Company since 1993. In 1969, he founded Kerr Consolidated, Inc. and remains Chairman and President of this private company with investments in the oil and gas and trucking industries. Additionally, in 1969, Mr. Kerr co-founded the Resource Analysis and Management Group and remained its senior partner until 1982. From 1967 to 1969, he was Vice President of Kerr-McGee Chemical Corporation. From 1951 through 1967, Mr. Kerr worked for Kerr-McGee Corporation as a geologist and land manager. Mr. Kerr has served as Chairman of the Investment Committee for the Massachusetts Institute of Technology and is a life member of the Corporation (Board of Trustees) of that university. He served as a director of Kerr-McGee Corporation from 1957 to 1981. Mr. Kerr currently is a trustee and serves on the Investment Committee of the Brookings Institute in Washington, D.C., and has been an associate director since 1987 of Aven Gas & Oil, Inc., an oil and gas property management company located in Oklahoma City. Mr. Kerr graduated in 1951 from the Massachusetts Institute of Technology.

     Walter C. Wilson, age 62, has been a director of the Company since 1993. From 1963 to 1974 and from 1978 to 1997, Mr. Wilson was a general agent with Massachusetts Mutual Life Insurance Company. From 1974 to 1978, he was Senior Vice President of Massachusetts Mutual Life Insurance Company, and from 1958 to 1963, he was an agent with that company. Mr. Wilson is a member of the Board of Trustees of Springfield College in Springfield, Massachusetts, and is a director of Earth Satellite Corporation of Rockville, Maryland and Amerac Energy Corporation of Houston, Texas. Mr. Wilson graduated in 1958 from Dartmouth College.

DIRECTORS WHOSE TERMS EXPIRE IN 1998

     Tom L. Ward, age 38, has served as President, Chief Operating Officer, and a director of the Company since its inception in 1989. From 1982 to 1989, Mr. Ward was an independent producer of oil and gas in affiliation with Aubrey K. McClendon, the Company's Chairman and Chief Executive Officer. Mr. Ward is a member of the Board of Trustees of Anderson University in Anderson, Indiana. Mr. Ward graduated from the University of Oklahoma in 1981.

     E. F. Heizer, Jr., age 68, has been a director of the Company since 1993. From 1985 to the present, Mr. Heizer has been a private venture capitalist. He founded Heizer Corp., an American Stock Exchange-listed business development company, in 1969 and served as Chairman and Chief Executive Officer from 1969 until 1986, when Heizer Corporation was reorganized into a number of public and private companies. Mr. Heizer was assistant treasurer of the Allstate Insurance Company from 1962 to 1969. He was employed by Booz, Allen and Hamilton from 1958 to 1962, Kidder, Peabody & Co. from 1956 to 1958, and Arthur Andersen & Co. from 1954 to 1956. He serves on the advisory board of the Kellogg School of Management at Northwestern University and the Executive Committee of Yale Law School. Mr. Heizer is a director of Amdahl Corporation in Santa Clara, California, Material Science Corporation, Elk Grove, Illinois, and numerous private companies. Mr. Heizer graduated in 1951 from Northwestern University and from Yale University Law School in 1954.

     Frederick B. Whittemore, age 66, has been a director of the Company since 1993. Mr. Whittemore has been an advisory director of Morgan Stanley & Co. since 1989 and was a managing director of Morgan Stanley & Co. from 1970 to 1989. He was Vice-Chairman of the American Stock Exchange from 1982 to 1984. Mr. Whittemore was a partner with Morgan Stanley & Co. from 1967 to 1970 and an associate from 1958 to 1967. Mr. Whittemore is a director of Integon Insurance Company in Winston-Salem, North Carolina, Partner Reinsurance Company, Ltd. in Bermuda and Southern Pacific Petroleum, N.L. of Sydney, Australia. Mr. Whittemore graduated in 1953 from Dartmouth College and from the Amos Tuck School of Business Administration in 1954.

DIRECTORS WHOSE TERMS EXPIRE IN 1999

     Aubrey K. McClendon, age 38, has served as Chairman of the Board, Chief Executive Officer and director of the Company since its inception in 1989. From 1982 to 1989, Mr. McClendon was an independent producer of oil and gas in affiliation with Tom L. Ward, the Company's President and Chief Operating Officer. Mr. McClendon is a member of the Board of Visitors of the Fuqua School of Business at Duke University, an Executive Committee member of the Texas Independent Producers and Royalty Owners Association, a director of the Oklahoma Independent Petroleum Association, and a director of the Louisiana Independent Oil and Gas Association. Mr. McClendon is a 1981 graduate of Duke University.

     Shannon T. Self, age 41, has been a director of the Company since 1993. He is a shareholder of Self, Giddens & Lees, Inc., Attorneys at Law, in Oklahoma City, which he co-founded in 1991. Mr. Self was an associate and shareholder in the law firm of Hastie and Kirschner, Oklahoma City, from 1984 to 1991 and was employed by Arthur Young & Co. from 1979 to 1980. Mr. Self is a certified public accountant. He graduated from the University of Oklahoma in 1979 and from Northwestern University Law School in 1984.

INFORMATION REGARDING OFFICERS

  Executive Officers

     In addition to Messrs. McClendon and Ward, the following are also executive officers of the Company.

     Marcus C. Rowland, age 45, was appointed Senior Vice President - Finance and Chief Financial Officer in September 1997. He served as Vice President - Finance and Chief Financial Officer from 1993 to 1997. From 1990 until his association with the Company, Mr. Rowland was Chief Operating Officer of Anglo-Suisse, L.P. assigned to the White Nights Russian Enterprise, a joint venture of Anglo-Suisse, L.P. and Phibro Energy Corporation, a major foreign operation which was granted the right to engage in oil and gas operations in Russia. Prior to his association with White Nights Russian Enterprise, Mr. Rowland owned and managed his own oil and gas company and prior to that was Chief Financial Officer of a private exploration company in Oklahoma City from 1981 to 1985. Mr. Rowland is a certified public accountant and graduated from Wichita State University in 1975.

     Steven C. Dixon, age 39, has been Senior Vice President - Operations since 1995 and served as Vice President -Exploration from 1991 to 1995. Mr. Dixon was a self-employed geological consultant in Wichita, Kansas from 1983 through 1990. He was employed by Beren Corporation in Wichita, Kansas from 1980 to 1983 as a geologist. Mr. Dixon graduated from the University of Kansas in 1980.

     J. Mark Lester, age 44, has been Senior Vice President - Exploration since 1995 and served as Vice President C Exploration from 1989 to 1995. From 1986 to 1989, Mr. Lester was employed by Messrs. McClendon and Ward. He was employed by various independent oil companies in Oklahoma City from 1980 to 1986, and was employed by Union Oil Company of California from 1977 to 1980 as a geophysicist. Mr. Lester graduated from Purdue University in 1975 and in 1977.

     Henry J. Hood, age 37, was appointed Senior Vice President - Land and Legal in September 1997 and served as Vice President - Land and Legal from 1995. Mr. Hood was retained as a consultant to the Company during the two years prior to his joining the Company. He was associated with the law firm of Watson & McKenzie from 1987 to 1992. From 1991 to 1992, Mr. Hood was of counsel with the Oklahoma City law firm of White, Coffey, Galt & Fite. Mr. Hood is a member of the Oklahoma and Texas Bar Associations. Mr. Hood graduated from Duke University in 1982 and from the University of Oklahoma College of Law in 1985.

     Ronald A. Lefaive, age 50, has served as Controller and Chief Accounting Officer since 1993. From 1991 until his association with the Company, Mr. Lefaive was Controller for Phibro Energy Production, Inc., an international exploration and production subsidiary of Phibro Energy, whose principal operations were located in Russia. From 1982 to 1991, Mr. Lefaive served as Assistant Controller, General Auditor and Manager of Management Information Systems at Conquest Exploration Company in Houston, Texas. Prior to joining Conquest, Mr. Lefaive held various financial staff and management positions with The Superior Oil Company from 1980 to 1982 and Shell Oil Company from 1975 to 1982. Mr. Lefaive is a certified public accountant and graduated from the University of Houston in 1975.

     Martha A. Burger, age 44, has served as Treasurer since 1995 and as Treasurer and Human Resources Manager since 1996. From 1994 to 1995, she served in various accounting positions with the Company including Assistant Controller-Operations. From 1989 to 1993, Ms. Burger was employed by Hadson Corporation as Assistant Treasurer and from 1994 to 1995, served as Vice President and Controller of Hadson. Prior to joining Hadson, Ms. Burger was employed by Phoenix Resource Companies, Inc. as Assistant Treasurer and by Arthur Andersen & Co. Ms. Burger is a certified public accountant and graduated from the University of Central Oklahoma in 1982 and from Oklahoma City University in 1992.

  Other Officers

     Thomas S. Price, Jr., age 45, has served as Vice President - Corporate Development since 1992 and was a consultant to the Company during the prior two years. He was employed by Kerr-McGee Corporation, Oklahoma City, from 1988 to 1990 and by Flag-Redfern Oil Company in Oklahoma City from 1984 to 1988. Mr. Price graduated from the University of Central Oklahoma in 1983, from the University of Oklahoma in 1989, and from the American Graduate School of International Management in 1992.

     Dale W. Bossert, age 53, has served as Vice President - Production since January 1997. Mr. Bossert was previously employed by Celsius Energy Corporation as Consulting General Manager - Canada from 1994 to 1996 and by Union Pacific Resources Company, serving as Vice President - Production from 1989 to 1993 and as Vice President - Exploration and Production Services from 1993 to 1995. Mr. Bossert graduated from the University of Alberta in 1966.

     Charles W. Imes, age 50, has served as Vice President - Information Technology since 1997 and served as Director -Management Information Systems since 1993. From 1983 to 1993, Mr. Imes owned Imes Software Systems and served as a consultant and supplier of software to the Company from 1990 to 1993. Mr. Imes graduated from the University of Oklahoma in 1969.

     Terry L. Kite, age 43, has served as Vice President - Information Technology since February 1997. From 1981 to 1996, Mr. Kite served in various positions in information technology at Amerada Hess Corporation in Houston, Texas, including Manager - Geoscience and Engineering Systems. Prior to joining Amerada Hess, Mr. Kite held information systems staff positions with Earth Science Programming in Tulsa from 1979 to 1980 and with Seismograph Service Corporation in Tulsa from 1976 to 1979. Mr. Kite graduated from the Colorado School of Mines in 1976.

     Janice A. Dobbs, age 49, has served as Corporate Secretary and Compliance Manager since 1993. From 1975 until her association with the Company, Ms. Dobbs was the corporate/securities legal assistant with the law firm of Andrews Davis Legg Bixler Milsten & Price, Inc. in Oklahoma City. From 1973 to 1975, Ms. Dobbs was the Administrative Assistant to the President and General Counsel of Texas International Company, an oil and gas exploration and production company in Oklahoma City. Ms. Dobbs is a certified legal assistant, an associate member of the American Bar Association, a member of the American Society of Corporate Secretaries and the Society of Human Resources Management.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's directors and executive officers and persons who beneficially own more than 10% of the Company's Common Stock to file reports of ownership and subsequent changes with the Securities and Exchange Commission.

     Executive officers of the Company, Marcus C. Rowland, Steven C. Dixon, J. Mark Lester, Henry J. Hood, Ronald A. Lefaive and Martha A. Burger were late in filing Form 4's to report the cancellation of stock options and also failed to timely report on Form 5 options granted to replace such options.

     Shannon T. Self, a director of the Company, has advised the Company that the acquisition of 52,000 shares of Common Stock acquired through the exercise of a stock option granted by the Company and the disposition of 50,000 of those shares of Common Stock of the Company were reported on a late filed Form 4 as a result of confusion over the effective date of the option exercise.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth for the last three fiscal years the cash compensation of (i) the Company's chief executive officer and (ii) the five other most highly compensated executive officers:

                                                            ANNUAL COMPENSATION             SECURITIES
                                                   -------------------------------------    UNDERLYING
                                                                              OTHER           OPTION             ALL
                                          FISCAL                             ANNUAL          AWARDS(B)          OTHER
      NAME AND PRINCIPAL POSITION          YEAR     SALARY     BONUS     COMPENSATION(A)   (# OF SHARES)   COMPENSATION(C)
      ---------------------------         ------   --------   --------   ---------------   -------------   ---------------
Aubrey K. McClendon.....................   1997    $250,000   $ 20,000       $74,450          463,000          $11,050
  Chairman of the Board and                1996    $185,000   $ 40,000       $65,408          288,000          $ 8,295
  Chief Executive Officer                  1995    $180,000   $ 65,400       $57,640          540,000          $ 4,620
Tom L. Ward.............................   1997    $250,000   $ 20,000       $75,408          463,000          $13,700
  President and                            1996    $185,000   $ 40,000       $66,850          288,000          $ 8,368
  Chief Operating Officer                  1995    $180,000   $ 65,400       $57,340          540,000          $ 4,620
Marcus C. Rowland.......................   1997    $185,000   $ 50,000            (d)          36,000          $ 9,500
  Senior Vice President -- Finance         1996    $165,000   $ 20,000            (d)         171,000          $11,333
  and Chief Financial Officer              1995    $155,000   $ 45,400            (d)         324,000          $ 4,620
Steven C. Dixon.........................   1997    $145,000   $ 45,000            (d)          30,000          $11,500
  Senior Vice President --                 1996    $125,000   $ 12,500            (d)          97,500          $ 9,870
  Operations                               1995    $112,500   $ 27,900            (d)         184,500          $ 3,510
Henry J. Hood...........................   1997    $135,000   $ 30,000            (d)          19,500          $ 2,920
  Senior Vice President --                 1996    $120,000   $ 12,000            (d)          51,000          $ 6,400
  Land and Legal                           1995    $120,000   $  6,300            (d)          20,250               --
J. Mark Lester..........................   1997    $132,500   $ 30,000            (d)          19,500          $10,400
  Senior Vice President --                 1996    $110,000   $ 11,000            (d)          64,500          $ 7,635
  Exploration                              1995    $105,000   $ 14,800            (d)          81,000          $ 2,063

---------------

(a) Represents the cost of personal benefits provided by the Company, including for fiscal 1997 personal accounting support ($53,000 for Mr. McClendon and $53,350 for Mr. Ward), personal vehicle ($18,000 each) and country club membership dues ($3,450 for Mr. McClendon and $4,058 for Mr. Ward).

(b) No awards of restricted stock or payments under long-term incentive plans were made by the Company to any of the named executives in any period covered by the table.

(c) Represents Company matching contributions to the Chesapeake Energy Corporation Savings and Incentive Stock Bonus Plan.

(d) Other annual compensation did not exceed the lesser of $50,000 or 10% of the executive officer's salary and bonus during the year.

STOCK OPTIONS GRANTED IN FISCAL 1997

     The following table sets forth information concerning options to purchase Common Stock granted in fiscal 1997 to the executive officers named in the Summary Compensation Table. Amounts represent stock options granted under the Company's 1994 and 1996 Plans and include both incentive and non-qualified stock options. One-fourth of each option becomes exercisable on each of the first four grant date anniversaries. The exercise price of each option represents the market price of the Common Stock on the date of grant (110% of such market price with respect to incentive stock options granted to Messrs. McClendon and Ward).

                                              INDIVIDUAL GRANTS
                             ---------------------------------------------------
                                            PERCENT OF                             POTENTIAL REALIZABLE VALUE
                             NUMBER OF        TOTAL                                  AT ASSUMED ANNUAL RATES
                             SECURITIES      OPTIONS                               OF STOCK PRICE APPRECIATION
                             UNDERLYING     GRANTED TO    EXERCISE                     FOR OPTION TERM(A)
                              OPTIONS      EMPLOYEES IN   PRICE PER   EXPIRATION   ---------------------------
           NAME               GRANTED      FISCAL 1997      SHARE        DATE          5%             10%
           ----              ----------    ------------   ---------   ----------   -----------   -------------
Aubrey K. McClendon            15,456(b)       0.4%        $28.47      6/13/97             N/A             N/A
                              184,544(b)       5.3%        $25.87      6/13/97             N/A             N/A
                              235,176          6.7%        $14.75      6/13/07        $958,379      $2,117,765
                               27,824          0.8%        $16.23      6/13/02        $ 83,824      $  220,993
Tom L. Ward                    15,456(b)       0.4%        $28.47      6/13/97             N/A             N/A
                              184,544(b)       5.3%        $25.87      6/13/97             N/A             N/A
                              235,176          6.7%        $14.75      6/13/07        $958,379      $2,117,765
                               27,824          0.8%        $16.23      6/13/02        $ 83,824      $  220,993
Marcus C. Rowland              36,000          1.0%        $14.25      4/25/07        $322,623      $  817,590
Steven C. Dixon                30,000          0.9%        $14.25      4/25/07        $268,852      $  681,325
J. Mark Lester                 19,500          0.5%        $14.25      4/25/07        $174,754      $  442,862
Henry J. Hood                  19,500          0.5%        $14.25      4/25/07        $174,754      $  442,862

---------------

(a) The assumed annual rates of stock price appreciation of 5% and 10% are set by the Securities and Exchange Commission and are not intended as a forecast of possible future appreciation in stock prices.

(b) Option was cancelled upon grant of replacement option.

AGGREGATED OPTION EXERCISES IN FISCAL 1997 AND FISCAL YEAR-END OPTION VALUES

     The following table sets forth information about options exercised by the named executive officers during the fiscal year ended June 30, 1997 and the unexercised options to purchase Common Stock held by them at June 30, 1997.

                                                                 NUMBER OF SECURITIES            VALUE OF UNEXERCISED
                                                                UNDERLYING UNEXERCISED               IN-THE-MONEY
                                 SHARES                           OPTIONS AT 6/30/97            OPTIONS AT 6/30/97(A)
                                ACQUIRED         VALUE       ----------------------------    ----------------------------
            NAME               ON EXERCISE    REALIZED(B)    EXERCISABLE    UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
-----------------------------  -----------    -----------    -----------    -------------    -----------    -------------
Aubrey K. McClendon..........    315,000(c)   $4,499,496       402,750         701,750       $2,614,777      $2,437,118
Tom L. Ward..................         --              --       717,750         701,750       $5,520,373      $2,437,118
Marcus C. Rowland............    249,750      $4,409,183            --         399,250       $       --      $  838,860
Steven C. Dixon..............         --              --       358,273         253,627       $3,006,497      $  391,377
Henry J. Hood................      7,593      $  317,406         2,813          83,251       $   47,775      $1,403,302
J. Mark Lester...............     32,850      $  754,997        26,664         120,514       $  793,653      $  233,012

---------------

(a) At June 30, 1997, the closing price of the Common Stock on the New York Stock Exchange ("NYSE") was $9.94. "In-the-money options" are stock options with respect to which the market value of the underlying shares of Common Stock exceeded the exercise price at June 30, 1997. The values shown were determined by subtracting the aggregate exercise price of such options from the aggregate market value of the underlying shares of Common Stock on June 30, 1997.

(b) Represents amounts determined by subtracting the aggregate exercise price of such options from the aggregate market value of the underlying shares of Common Stock on the exercise date.

(c) Mr. McClendon has not sold any of such shares.

EMPLOYMENT AGREEMENTS

     The Company has employment agreements with Messrs. McClendon and Ward, each of which provides, among other things, for an annual base salary of not less than $300,000 commencing July 1, 1997; bonuses at the discretion of the Board of Directors; eligibility for stock options; and benefits, including an automobile and aircraft allowance, club membership and personal accounting support. Each agreement has a term of three years commencing July 1, 1997, which term is automatically extended for one additional year on each June 30 unless the Company provides 30 days prior notice of non-extension.

     The employment agreements between the Company and Messrs. McClendon and Ward permit them to participate in each well drilled by the Company on terms no less favorable to the Company than those agreed to by unaffiliated industry partners. Messrs. McClendon and Ward have participated in all wells drilled by the Company since its initial public offering in February 1993 and intend to continue participating in wells drilled by the Company under the terms of their employment agreements. Thirty days prior to the beginning of each calendar quarter, Messrs. McClendon and Ward and the disinterested members of the Compensation Committee of the Board of Directors agree upon the working interest percentage in all wells spudded during that quarter to be purchased by Messrs. McClendon and Ward. That percentage may not be adjusted during such quarter except with the approval of such disinterested directors. No such adjustments have ever been requested or granted. The participation election by Messrs. McClendon or Ward may not exceed a 2.5% working interest in a well. Messrs. McClendon and Ward are obligated to pay within 150 days after billing all costs and expenses associated with the working interests they acquire under this arrangement. In addition, for each calendar year during which the employment agreements are in effect, Messrs. McClendon and Ward each agree to hold shares of the Company's Common Stock having an aggregate investment value equal to 500% of his annual base salary and bonus.

     The Company has a similar employment agreement with Mr. Rowland. It provides for an annual base salary of not less than $225,000 commencing July 1, 1997. The agreement has a term of three years beginning July 1, 1997, which term is automatically extended for one additional year on each June 30 unless the Company provides 30 days prior notice of non-extension. Mr. Rowland is permitted to participate in wells drilled by the Company in the same manner as Messrs. McClendon and Ward, except that Mr. Rowland's working interest participation in a well may not exceed 1%. Messrs. McClendon, Ward and Rowland may not participate in any well in which their combined working interests cause the Company's working interest to be reduced to less than 12.5%. Mr. Rowland agrees to hold shares of the Company's Common Stock having an aggregate investment value equal to 100% of his annual base salary and bonus during each calendar year for the term of the agreement.

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

     The Company also has employment agreements with Messrs. Dixon, Hood and Lester. These agreements have a term of three years from July 1, 1997, with annual base salaries of $175,000 for Mr. Dixon, $160,000 for Mr. Lester and $155,000 for Mr. Hood for the term of their agreements. The agreements require each of them to acquire and continue to hold shares of the Company's Common Stock having an annual aggregate investment value equal to 15% for Messrs. Dixon and Lester and 10% for Mr. Hood of the annual base salary and bonus compensation paid to them under their respective agreements.

     The Company may terminate any of the employment agreements with its executive officers at any time without cause; however, upon such termination Messrs. McClendon, Ward and Rowland are entitled to continue to receive salary and benefits for the balance of the contract term. Messrs. Dixon, Hood and Lester are entitled to 90 days compensation and benefits. Each of the employment agreements for Messrs. McClendon, Ward and Rowland further states that if, during the term of the agreement, there is a change of control and within one year (i) the agreement expires and is not extended; (ii) the executive officer is terminated other than for cause, death or incapacity; or (iii) the executive resigns as a result of a reassignment of duties inconsistent with his position or a reduction in his compensation, then the executive officer will be entitled to a severance payment in an amount equal to 36 months of base salary compensation. Change of control is defined in these agreements to include (x) an event which results in a person acquiring beneficial ownership of securities having 35% or more of the voting power of the Company's outstanding voting securities, or (y) within two years of a tender offer or exchange offer for the voting stock of the Company or as a result of a merger, consolidation, sale of assets or contested election, a majority of the members of the Company's Board of Directors is replaced by directors who were not nominated and approved by the Board of Directors.

DIRECTORS' COMPENSATION

     During fiscal year 1997, each director who was not an officer of the Company received $2,500 for each regular meeting of the Board attended, up to a maximum of $10,000 during the year. Beginning in fiscal 1998, directors who are not officers of the Company will receive an annual retainer of $10,000, payable quarterly, and $1,250 for each meeting of the Board attended. Directors are reimbursed for travel and other expenses. Officers who also serve as directors do not receive fees for serving as directors.

     During fiscal year 1997, each director who was not an officer of the Company was granted an option for 20,000 shares (10,000 shares pre-split) at an exercise price of $30.63 ($61.25 pre-split) per share under the Company's 1992 Nonstatutory Stock Option Plan (the "1992 NSO Plan"). During fiscal year 1998, each director who is not an officer will receive ten-year non-qualified options under the 1992 NSO Plan to purchase 15,000 shares of Common Stock, granted on the first day of each quarter, at an exercise price equal to the market price on the date of grant.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During fiscal 1997, the Compensation Committee was composed of Aubrey K. McClendon, Tom L. Ward, E.F. Heizer, Jr. and Frederick B. Whittemore. Mr. McClendon is Chairman of the Board and Chief Executive Officer of the Company. Mr. Ward is the Company's President and Chief Operating Officer.

     Messrs. McClendon and Ward administer the Company's 1992 stock options plans. The grant of new options under the 1992 Incentive Stock Option Plan (the "1992 ISO Plan") was terminated in December 1994. The only options issued under the 1992 NSO Plan during fiscal 1997 were those to the Company's non-employee directors pursuant to an annual formula award provision. Messrs. McClendon and Ward also administer the 1994 and 1996 Plans with respect to non-director employee participants. Messrs. Heizer and Whittemore, administer the 1994 and 1996 Plans with respect to executive officers or employee participants who are directors.

     Messrs. McClendon and Ward participate as working interest owners in the Company's oil and gas wells pursuant to the terms of their employment agreements with the Company. See "Employment Agreements." Accounts receivable from Messrs. McClendon and Ward are generated by joint interest billings relating to such participation and as a result of miscellaneous expenses paid on their behalf by the Company. The Company has extended certain registration rights to Messrs. McClendon and Ward. Mr. Self is a partner in the firm of Self, Giddens & Lees, Inc., counsel to the Company. See "Certain Transactions."

ITEM 12. SECURITY OWNERSHIP

     The table below sets forth as of the Record Date (i) the name and address of each person known by management to own beneficially 5% or more of the Company's outstanding Common Stock, the number of shares beneficially owned by each such shareholder and the percentage of outstanding shares owned and (ii) the number and percentage of outstanding shares of Common Stock beneficially owned by each of the Company's nominees, directors and executive officers listed in the Summary Compensation Table below and by all directors and executive officers of the Company as a group. Unless otherwise noted, the persons named below have sole voting and investment power with respect to such shares.

                                                                     COMMON STOCK
                                                             ----------------------------
                                                             NUMBER OF         PERCENT OF
                     BENEFICIAL OWNER                          SHARES            CLASS
                     ----------------                        ----------        ----------
Tom L. Ward*+..............................................  11,263,072(a)(b)      16%
  6100 North Western Avenue
  Oklahoma City, OK 73118
Aubrey K. McClendon*+......................................  11,005,978(b)(c)      15%
  6100 North Western Avenue
  Oklahoma City, OK 73118
Pilgrim Baxter & Associates................................   6,821,608(d)         10%
  1255 Drummers Lane
  Wayne, PA 19087-1590
Neuberger & Berman Management..............................   4,953,900(e)          7%
  605 Third Avenue
  New York, NY 10158-3698
FMR Corp...................................................   4,550,050(f)          6%
  82 Devonshire Street
  Boston, MA 02109
Shannon T. Self*...........................................   2,731,998(g)          4%
E. F. Heizer, Jr.*.........................................   1,054,400(h)          1%
Frederick B. Whittemore*...................................     919,000(i)          1%
Steven C. Dixon+...........................................     407,584(b)(j)      **
Breene M. Kerr*............................................     346,250(k)         **
Walter C. Wilson*..........................................     248,000(l)         **
Marcus C. Rowland+.........................................     165,215(b)(m)      **
J. Mark Lester+............................................     106,105(b)(n)      **
Henry J. Hood+.............................................      23,162(b)(o)      **
All directors and executive officers as a group............  30,948,588(p)         42%

---------------

*  Director

+   Executive officer of the Company

**  Less than 1%

(a) Includes 1,846,860 shares held by TLW Investments, Inc., an Oklahoma corporation of which Mr. Ward is sole shareholder and chief executive officer, and 841,500 shares which may be acquired pursuant to currently exercisable stock options granted by the Company.

(b) Includes shares purchased on behalf of the executive officer in the Chesapeake Energy Corporation Savings and Incentive Stock Bonus Plan (Tom L. Ward, 3,522 shares; Aubrey K. McClendon, 1,643 shares; Steven C. Dixon, 937 shares; Marcus C. Rowland, 985 shares; J. Mark Lester, 719 shares and Henry
    J. Hood, 776 shares).

(c) Includes 508,560 shares held by Chesapeake Investments, an Oklahoma limited partnership of which Mr. McClendon is sole general partner, and 526,500 shares which may be acquired pursuant to currently exercisable stock options granted by the Company.

(d) on a Schedule 13F as of June 30, 1997, prepared by Pilgrim Baxter & Associates.

(e) Based on a Schedule 13F as of June 30, 1997, prepared by Neuberger & Berman Management.

(f) Based on a Schedule 13G as of June 30, 1997, prepared by FMR Corp.

(g) Includes 2,382 shares held by Pearson Street Limited Partnership, an Oklahoma limited partnership of which Mr. Self is a general partner and the remaining partners are members of Mr. Self's immediate family sharing the same household; 1,098,600 shares held by Mr. Self as trustee of the Aubrey
    K. McClendon Children's Trust, 1,209,100 shares held by Mr. Self as trustee of the Tom L. Ward Children's Trust and 421,916 shares which Mr. Self has the right to acquire pursuant to currently exercisable stock options granted by the Company.

(h) Includes 344,750 shares subject to currently exercisable stock options granted to Mr. Heizer by the Company.

(i) Includes 374,000 shares subject to currently exercisable stock options granted to Mr. Whittemore by the Company.

(j) Includes 403,647 shares subject to currently exercisable stock options granted to Mr. Dixon by the Company.

(k) Includes 27,500 shares subject to currently exercisable stock options granted to Mr. Kerr by the Company.

(l) Includes 248,000 shares subject to currently exercisable stock options granted to Mr. Wilson by the Company.

(m) Includes 74,250 shares subject to currently exercisable stock options granted to Mr. Rowland by the Company.

(n) Includes 100,886 shares subject to currently exercisable stock options granted to Mr. Lester by the Company.

(o) Includes 20,812 shares subject to currently exercisable stock options granted to Mr. Hood by the Company.

(p) Includes shares subject to options which are currently exercisable.

ITEM 13. CERTAIN TRANSACTIONS

     Legal Counsel. Shannon T. Self, a director of the Company, is a shareholder in the law firm of Self, Giddens & Lees, Inc., which provides legal services to the Company. During fiscal 1997, the firm billed the Company approximately $207,000 for such legal services.

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

     COI continues to operate wells in which directors, executive officers and related parties own working interests. In addition, directors, executive officers and related parties have acquired working interests directly and indirectly from the Company and participated in wells drilled by COI on terms no less favorable to the Company than available to unrelated parties. Other than interests owned prior to the Company's initial public offering the Company's directors who are not officers have not acquired from the Company interests in any new wells drilled by the Company since their election as directors in 1993 and have no present intention to acquire interests in any new wells of the Company. The table below presents information about drilling, completion, equipping and operating costs billed to the person named from July 1, 1996 to June 30, 1997, the largest amount owed by them during the period and the balance owed at July 1, 1996 and June 30, 1997. No interest is charged on amounts owing for such costs, unless such costs are not paid in a timely manner. The amounts for all oher directors were insignificant.

                                                       AUBREY K.    TOM L.    MARCUS C.
                                                       MCCLENDON     WARD      ROWLAND
                                                       ---------    ------    ---------
                                                                (IN THOUSANDS)
Balance at July 1, 1996............................     $  971      $1,288      $ 82
Amount billed (to June 30, 1997)...................     $3,662      $3,534      $171
Largest outstanding balance (month end)............     $3,552      $2,997      $ 79
Balance at June 30, 1997...........................     $3,552      $2,997      $ 42

     Miscellaneous. From time to time, the Company pays various expenses incurred on behalf of Messrs. McClendon and Ward and their affiliates, creating accounts receivable of the Company. During fiscal 1997 additions to accounts receivable (excluding joint interest billings, which are described above) from Messrs. McClendon and Ward and their affiliates were insignificant.

                                   SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment on Form 10-K/A to be signed on its behalf by the undersigned thereunto duly authorized on October 28, 1997.

                                            CHESAPEAKE ENERGY CORPORATION

                                            By: /s/ MARCUS C. ROWLAND
                                              ----------------------------------
                                                    Marcus C. Rowland
                                                 Senior Vice President-Finance
                                                 and Chief Financial Officer
                                                 (Principal Financial Officer)