Form 10-K/A
period 1997-06-30
CHESAPEAKE ENERGY CORP
filed 1997-10-31
CIK 895126

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A
                               (AMENDMENT NO. 2)

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

     Frederick B. Whittemore, age 66, has been a director of the Company since 1993. Mr. Whittemore has been an advisory director of Morgan Stanley & Co. since 1989 and was a managing director of Morgan Stanley & Co. from 1970 to 1989. He was Vice-Chairman of the American Stock Exchange from 1982 to 1984. Mr. Whittemore was a partner with Morgan Stanley & Co. from 1967 to 1970 and an associate from 1958 to 1967. Mr. Whittemore is a director of Integon Insurance Company in Winston-Salem, North Carolina, Partner Reinsurance Company, Limited in Bermuda and Southern Pacific Petroleum, N.L. of Sydney, Australia. Mr. Whittemore graduated in 1953 from Dartmouth College and from the Amos Tuck School of Business Administration in 1954.

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

     J. Mark Lester, age 44, has been Senior Vice President - Exploration since 1995 and served as Vice President - Exploration from 1989 to 1995. From 1986 to 1989, Mr. Lester was employed by Messrs. McClendon and Ward. He was employed by various independent oil companies in Oklahoma City from 1980 to 1986, and was employed by Union Oil Company of California from 1977 to 1980 as a geophysicist. Mr. Lester graduated from Purdue University in 1975 and in 1977.

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

     Dale W. Bossert, age 53, has served as Vice President - Production since January 1997. Mr. Bossert was previously employed by Celsius Energy Company as Consulting General Manager - Canada in 1996 and by Union Pacific Resources Company of Fort Worth, Texas from 1978 serving in various capacities, including Vice President - Production from 1989 to 1993 and as Vice President - Exploration and Production Services from 1993 to 1995. Mr. Bossert graduated from the University of Alberta in 1966.

     Charles W. Imes, age 50, has served as Vice President - Information Technology since 1997 and served as Director -Management Information Systems since 1993. From 1983 to 1993, Mr. Imes owned Imes Software Systems in Oklahoma City and served as a consultant and supplier of software to the Company from 1990 to 1993. Mr. Imes graduated from the University of Oklahoma in 1969.

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

     Executive officers of the Company, Marcus C. Rowland, Steven C. Dixon, J. Mark Lester, Henry J. Hood, Ronald A. Lefaive and Martha A. Burger were late in filing Form 4's to report the cancelation of stock options and also failed to timely report on Form 5 options granted to replace such options.

     Shannon T. Self, a director of the Company, has advised the Company that the acquisition of 52,000 shares of Common Stock acquired through the exercise of a stock option granted by the Company and the disposition of 50,000 of those shares were reported on a late filed Form 4.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth for the last three fiscal years the cash compensation of (i) the Company's chief executive officer and (ii) the five other most highly compensated executive officers:

                                                            ANNUAL COMPENSATION             SECURITIES
                                                   -------------------------------------    UNDERLYING
                                                                              OTHER           OPTION             ALL
                                          FISCAL                             ANNUAL          AWARDS(B)          OTHER
      NAME AND PRINCIPAL POSITION          YEAR     SALARY     BONUS     COMPENSATION(A)   (# OF SHARES)   COMPENSATION(C)
      ---------------------------         ------   --------   --------   ---------------   -------------   ---------------
Aubrey K. McClendon.....................   1997    $250,000   $120,000       $74,450          463,000          $11,050
  Chairman of the Board and                1996    $185,000   $ 40,000       $65,408          288,000          $ 8,295
  Chief Executive Officer                  1995    $180,000   $ 65,400       $57,640          540,000          $ 4,620
Tom L. Ward.............................   1997    $250,000   $120,000       $75,408          463,000          $13,700
  President and                            1996    $185,000   $ 40,000       $66,850          288,000          $ 8,368
  Chief Operating Officer                  1995    $180,000   $ 65,400       $57,340          540,000          $ 4,620
Marcus C. Rowland.......................   1997    $185,000   $ 50,000            (d)          36,000          $ 9,500
  Senior Vice President -- Finance         1996    $165,000   $ 20,000            (d)         171,000          $11,333
  and Chief Financial Officer              1995    $155,000   $ 45,400            (d)         324,000          $ 4,620
Steven C. Dixon.........................   1997    $145,000   $ 45,000            (d)          30,000          $11,500
  Senior Vice President --                 1996    $125,000   $ 12,500            (d)          97,500          $ 9,870
  Operations                               1995    $112,500   $ 27,900            (d)         184,500          $ 3,510
Henry J. Hood...........................   1997    $135,000   $ 30,000            (d)          19,500          $ 2,920
  Senior Vice President --                 1996    $120,000   $ 12,000            (d)          51,000          $ 6,400
  Land and Legal                           1995    $120,000   $  6,300            (d)          20,250               --
J. Mark Lester..........................   1997    $132,500   $ 30,000            (d)          19,500          $10,400
  Senior Vice President --                 1996    $110,000   $ 11,000            (d)          64,500          $ 7,635
  Exploration                              1995    $105,000   $ 14,800            (d)          81,000          $ 2,063

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

                                              INDIVIDUAL GRANTS
                             ---------------------------------------------------
                                            PERCENT OF                             POTENTIAL REALIZABLE VALUE
                             NUMBER OF        TOTAL                                  AT ASSUMED ANNUAL RATES
                             SECURITIES      OPTIONS                               OF STOCK PRICE APPRECIATION
                             UNDERLYING     GRANTED TO    EXERCISE                     FOR OPTION TERM(A)
                              OPTIONS      EMPLOYEES IN   PRICE PER   EXPIRATION   ---------------------------
           NAME               GRANTED      FISCAL 1997      SHARE        DATE          5%             10%
           ----              ----------    ------------   ---------   ----------   -----------   -------------
Aubrey K. McClendon........    15,456(b)       0.4%        $28.47      6/13/97             N/A             N/A
                              184,544(b)       5.3%        $25.87      6/13/97             N/A             N/A
                              235,176          6.7%        $14.75      6/13/07        $958,378      $2,117,765
                               27,824          0.8%        $16.23      6/13/02        $ 83,824      $  220,993
Tom L. Ward................    15,456(b)       0.4%        $28.47      6/13/97             N/A             N/A
                              184,544(b)       5.3%        $25.87      6/13/97             N/A             N/A
                              235,176          6.7%        $14.75      6/13/07        $958,378      $2,117,765
                               27,824          0.8%        $16.23      6/13/02        $ 83,824      $  220,993
Marcus C. Rowland..........    36,000          1.0%        $14.25      4/25/07        $322,623      $  817,590
Steven C. Dixon............    30,000          0.9%        $14.25      4/25/07        $268,852      $  681,325
Henry J. Hood..............    19,500          0.6%        $14.25      4/25/07        $174,754      $  442,861
J. Mark Lester.............    19,500          0.6%        $14.25      4/25/07        $174,754      $  442,861

---------------

(a) The assumed annual rates of stock price appreciation of 5% and 10% are set by the Securities and Exchange Commission and are not intended as a forecast of possible future appreciation in stock prices.

(b) Option was canceled upon grant of replacement option.

AGGREGATED OPTION EXERCISES IN FISCAL 1997 AND FISCAL YEAR-END OPTION VALUES

     The following table sets forth information about options exercised by the named executive officers during the fiscal year ended June 30, 1997 and the unexercised options to purchase Common Stock held by them at June 30, 1997.

                                                                 NUMBER OF SECURITIES            VALUE OF UNEXERCISED
                                                                UNDERLYING UNEXERCISED               IN-THE-MONEY
                                 SHARES                           OPTIONS AT 6/30/97            OPTIONS AT 6/30/97(A)
                                ACQUIRED         VALUE       ----------------------------    ----------------------------
            NAME               ON EXERCISE    REALIZED(B)    EXERCISABLE    UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
-----------------------------  -----------    -----------    -----------    -------------    -----------    -------------
Aubrey K. McClendon..........    315,000(c)   $4,499,496       402,750         701,750       $2,614,777      $2,437,118
Tom L. Ward..................         --              --       717,750         701,750       $5,520,373      $2,437,118
Marcus C. Rowland............    249,750      $4,409,183            --         399,250               --      $1,462,271
Steven C. Dixon..............         --              --       358,273         253,627       $3,006,497      $  838,860
Henry J. Hood................      7,876      $  162,847        10,687          83,251       $   47,775      $  163,812
J. Mark Lester...............     28,128      $  678,811        96,386         120,514       $  793,653      $  391,377

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

     The Company also has employment agreements with Messrs. Dixon, Lester and Hood. These agreements have a term of three years from July 1, 1997, with annual base salaries of $175,000 for Mr. Dixon, $160,000 for Mr. Lester and $155,000 for Mr. Hood for the term of their agreements. The agreements require each of them to acquire and continue to hold shares of the Company's Common Stock having an annual aggregate investment value equal to 15% for Messrs. Dixon and Lester and 10% for Mr. Hood of the annual base salary and bonus compensation paid to them under their respective agreements.

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

     During fiscal year 1997, each director who was not an officer of the Company was granted an option for 20,000 shares (10,000 shares pre-split) at an exercise price of $30.63 ($61.25 pre-split) per share under the Company's 1992 Nonstatutory Stock Option Plan (the "1992 NSO Plan"). During fiscal year 1998, each director who is not an officer will receive ten-year non-qualified options under the 1992 NSO Plan to purchase 15,000 shares of Common Stock, options for 3,750 shares granted on the first day of each quarter, at an exercise price equal to the market price on the date of grant.

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

                                                                     COMMON STOCK
                                                             ----------------------------
                                                             NUMBER OF         PERCENT OF
                     BENEFICIAL OWNER                          SHARES            CLASS
                     ----------------                        ----------        ----------
Tom L. Ward*+..............................................  11,263,072(a)(b)      16%
  6100 North Western Avenue
  Oklahoma City, OK 73118
Aubrey K. McClendon*+......................................  11,005,978(b)(c)      15%
  6100 North Western Avenue
  Oklahoma City, OK 73118
Pilgrim Baxter & Associates................................   5,303,008(d)          8%
  1255 Drummers Lane
  Wayne, PA 19087-1590
Shannon T. Self*...........................................   2,731,998(e)          4%
E. F. Heizer, Jr.*.........................................   1,054,400(f)          1%
Frederick B. Whittemore*...................................     919,000(g)          1%
Steven C. Dixon+...........................................     407,584(b)(h)      **
Breene M. Kerr*............................................     346,250(i)         **
Walter C. Wilson*..........................................     248,000(j)         **
Marcus C. Rowland+.........................................     165,215(b)(k)      **
J. Mark Lester+............................................     106,105(b)(l)      **
Henry J. Hood+.............................................      23,162(b)(m)      **
All directors and executive officers as a group............  30,948,588(n)         42%

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

(d) Based on information provided by Pilgrim Baxter & Associates.

(e) Includes 2,382 shares held by Pearson Street Limited Partnership, an Oklahoma limited partnership of which Mr. Self is a general partner and the remaining partners are members of Mr. Self's immediate family sharing the same household; 1,098,600 shares held by Mr. Self as trustee of the Aubrey
    K. McClendon Children's Trust, 1,209,100 shares held by Mr. Self as trustee of the Tom L. Ward Children's Trust and 421,916 shares which Mr. Self has the right to acquire pursuant to currently exercisable stock options granted by the Company.

(f) Includes 344,750 shares subject to currently exercisable stock options granted to Mr. Heizer by the Company.

(g) Includes 374,000 shares subject to currently exercisable stock options granted to Mr. Whittemore by the Company.

(h) Includes 403,647 shares subject to currently exercisable stock options granted to Mr. Dixon by the Company.

(i) Includes 27,500 shares subject to currently exercisable stock options granted to Mr. Kerr by the Company.

(j) Includes 248,000 shares subject to currently exercisable stock options granted to Mr. Wilson by the Company.

(k) Includes 74,250 shares subject to currently exercisable stock options granted to Mr. Rowland by the Company.

(l) Includes 100,886 shares subject to currently exercisable stock options granted to Mr. Lester by the Company.

(m) Includes 20,812 shares subject to currently exercisable stock options granted to Mr. Hood by the Company.

(n) Includes shares subject to options which are currently exercisable.

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

     COI continues to operate wells in which directors, executive officers and related parties own working interests. In addition, directors, executive officers and related parties have acquired working interests directly and indirectly from the Company and participated in wells drilled by COI on terms no less favorable to the

Company than available to unrelated parties. Other than interests owned prior to the Company's initial public offering in 1993, the Company's directors who are not officers have not acquired from the Company interests in any new wells drilled by the Company since their election as directors and have no present intention to acquire interests in any new wells of the Company. The table below presents information about drilling, completion, equipping and operating costs billed to the person named from July 1, 1996 to June 30, 1997, the largest amount owed by them during the period and the balance owed at July 1, 1996 and June 30, 1997. No interest is charged on amounts owing for such costs, unless such costs are not paid in a timely manner. The amounts for all other directors, executive officers and related parties were insignificant.

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

          3. Exhibits. The following exhibits are filed herewith pursuant to the requirements of Item 601 of Regulation S-K:

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          3.1            -- Registrant's Certificate of Incorporation. Incorporated
                            herein by reference to Exhibit 3.1 to Registrant's
                            quarterly report on Form 10-Q for the quarter ended
                            December 31, 1996.
          3.2            -- Registrant's Bylaws. Incorporated herein by reference to
                            Exhibit 3.2 to Registrant's registration statement on
                            Form 8-B (No. 001-13726).
          4.1            -- Indenture dated as of March 15, 1997 among the
                            Registrant, as issuer, Chesapeake Operating, Inc.,
                            Chesapeake Gas Development Corporation and Chesapeake
                            Exploration Limited Partnership, as Subsidiary
                            Guarantors, and United States Trust Company of New York,
                            as Trustee, with respect to 7.875% Senior Notes due 2004.
                            Incorporated herein by reference to Exhibit 4.1 to
                            Registrant registration statement on Form S-4 (No.
                            333-24995).
          4.2            -- Indenture dated as of March 15, 1997 among the
                            Registrant, as issuer, Chesapeake Operating, Inc.,
                            Chesapeake Gas Development Corporation and Chesapeake
                            Exploration Limited Partnership, as Subsidiary
                            Guarantors, and United States Trust Company of New York,
                            as Trustee, with respect to 8.5% Senior Notes due 2012.
                            Incorporated herein by reference to Exhibit 4.1.3 to
                            Registrant registration statement on Form S-4 (No.
                            333-24995).
          4.3            -- Indenture dated as of May 15, 1995 among Chesapeake
                            Energy Corporation, its subsidiaries signatory thereto as
                            Subsidiary Guarantors and United States Trust Company of
                            New York, as Trustee, with respect to 10.5% Senior Notes
                            due 2002. Incorporated herein by reference to Exhibit 4.3
                            to Registrant's registration statement on Form S-4 (No.
                            33-93718).
          4.4            -- Indenture dated April 1, 1996 among Chesapeake Energy
                            Corporation, its subsidiaries signatory thereto as
                            Subsidiary Guarantors and United States Trust Company of
                            New York, as Trustee, with respect to 9.125% Senior Notes
                            due 2006. Incorporated herein by reference to Exhibit 4.6
                            to Registrant's registration statement on Form S-3
                            Registration Statement (No. 333-1588)
          4.5*           -- Agreement to furnish copies of unfiled long-term debt
                            instruments.
          4.8            -- Stock Registration Agreement dated May 21, 1992 between
                            Chesapeake Energy Corporation and various lenders, as
                            amended by First Amendment thereto dated May 26, 1992.
                            Incorporated herein by reference to Exhibits 10.26.1 and
                            10.26.2 to Registrant's registration statement on Form
                            S-1 (No. 33-55600).
         10.1.1+         -- Registrant's 1992 Incentive Stock Option Plan.
                            Incorporated herein by reference to Exhibit 10.1.1 to
                            Registrant's registration statement on Form S-4 (No.
                            33-93718).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.1.2+         -- Registrant's 1992 Nonstatutory Stock Option Plan, as
                            amended. Incorporated herein by reference to Exhibit
                            10.1.2 to Registrant's quarterly report on Form 10-Q for
                            the quarter ended December 31, 1996.
         10.1.3+         -- Registrant's 1994 Stock Option Plan, as amended.
                            Incorporated herein by reference to Exhibit 10.1.3 to
                            Registrant's quarterly report on Form 10-Q for the
                            quarter ended December 31, 1996.
         10.1.4+         -- Registrant's 1996 Stock Option Plan. Incorporated herein by reference to Registrant's Proxy Statement for its 1996
                            Annual Meeting of Shareholders.
         10.1.4.1*       -- Amendment to the Chesapeake Energy Corporation 1996 Stock
                            Option Plan.
         10.2.1+#        -- Employment Agreement dated as of July 1, 1997 between
                            Aubrey K. McClendon and Chesapeake Energy Corporation.
         10.2.2+#        -- Employment Agreement dated as of July 1, 1997 between Tom
                            L. Ward and Chesapeake Energy Corporation.
         10.2.3+#        -- Employment Agreement dated as of July 1, 1997 between
                            Marcus C. Rowland and Chesapeake Energy Corporation.
         10.2.4+         -- Employment Agreement dated as of July 1, 1995 between
                            Steven C. Dixon and Chesapeake Energy Corporation.
                            Incorporated herein by reference to Exhibit 10.2.4 to
                            Registrant's quarterly report on Form 10-Q for the
                            quarter ended September 30, 1995.
         10.2.5+*        -- Employment Agreement dated as of July 1, 1997 between J.
                            Mark Lester and Chesapeake Energy Corporation.
         10.2.6+*        -- Employment Agreement dated as of July 1, 1997 between
                            Henry J. Hood and Chesapeake Energy Corporation.
         10.2.7+*        -- Employment Agreement dated as of July 1, 1997 between
                            Ronald A. Lefaive and Chesapeake Energy Corporation.
         10.2.8+*        -- Employment Agreement dated as of July 1, 1997 between
                            Martha A. Burger and Chesapeake Energy Corporation.
         10.3+           -- Form of Indemnity Agreement for officers and directors of
                            Registrant and its subsidiaries. Incorporated herein by
                            reference to Exhibit 10.30 to Registrant's registration
                            statement on Form S-1 (No. 33-55600).
         10.9            -- Indemnity and Stock Registration Agreement, as amended by
                            First Amendment (Revised) thereto, dated as of February
                            12, 1993, and as amended by Second Amendment thereto
                            dated as of October 20, 1995, among Chesapeake Energy
                            Corporation, Chesapeake Operating, Inc., Chesapeake
                            Investments, TLW Investments, Inc., et al. Incorporated
                            herein by reference to Exhibit 10.35 to Registrant's
                            annual report on Form 10-K for the year ended June 30,
                            1993 and Exhibit 10.4.1 to Registrant's quarterly report
                            on Form 10-Q for the quarter ended December 31, 1995.
         10.10           -- Partnership Agreement of Chesapeake Exploration Limited
                            Partnership dated December 27, 1994 between Chesapeake
                            Energy Corporation and Chesapeake Operating, Inc.
                            Incorporated herein by reference to Exhibit 10.10 to
                            Registrant's registration statement on Form S-4 (No.
                            33-93718).
         10.11*          -- Amended and Restated Limited Partnership Agreement of
                            Chesapeake Louisiana, L.P. dated June 30, 1997 between
                            Chesapeake Operating, Inc. and Chesapeake Energy
                            Louisiana Corporation.
         11*             -- Statement of Net Income (Loss) Per Share.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         21*             -- Subsidiaries of Registrant
         23.1*           -- Consent of Coopers & Lybrand L.L.P.
         23.2*           -- Consent of Price Waterhouse LLP
         23.3*           -- Consent of Williamson Petroleum Consultants, Inc.
         27*             -- Financial Data Schedule

---------------

* Previously filed.

# Filed herewith.

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

                                     SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment on Form 10-K/A to be signed on its behalf by the undersigned thereunto duly authorized on October 31, 1997.

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

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          3.1            -- Registrant's Certificate of Incorporation. Incorporated
                            herein by reference to Exhibit 3.1 to Registrant's
                            quarterly report on Form 10-Q for the quarter ended
                            December 31, 1996.
          3.2            -- Registrant's Bylaws. Incorporated herein by reference to
                            Exhibit 3.2 to Registrant's registration statement on
                            Form 8-B (No. 001-13726).
          4.1            -- Indenture dated as of March 15, 1997 among the
                            Registrant, as issuer, Chesapeake Operating, Inc.,
                            Chesapeake Gas Development Corporation and Chesapeake
                            Exploration Limited Partnership, as Subsidiary
                            Guarantors, and United States Trust Company of New York,
                            as Trustee, with respect to 7.875% Senior Notes due 2004.
                            Incorporated herein by reference to Exhibit 4.1 to
                            Registrant registration statement on Form S-4 (No.
                            333-24995).
          4.2            -- Indenture dated as of March 15, 1997 among the
                            Registrant, as issuer, Chesapeake Operating, Inc.,
                            Chesapeake Gas Development Corporation and Chesapeake
                            Exploration Limited Partnership, as Subsidiary
                            Guarantors, and United States Trust Company of New York,
                            as Trustee, with respect to 8.5% Senior Notes due 2012.
                            Incorporated herein by reference to Exhibit 4.1.3 to
                            Registrant registration statement on Form S-4 (No.
                            333-24995).
          4.3            -- Indenture dated as of May 15, 1995 among Chesapeake
                            Energy Corporation, its subsidiaries signatory thereto as
                            Subsidiary Guarantors and United States Trust Company of
                            New York, as Trustee, with respect to 10.5% Senior Notes
                            due 2002. Incorporated herein by reference to Exhibit 4.3
                            to Registrant's registration statement on Form S-4 (No.
                            33-93718).
          4.4            -- Indenture dated April 1, 1996 among Chesapeake Energy
                            Corporation, its subsidiaries signatory thereto as
                            Subsidiary Guarantors and United States Trust Company of
                            New York, as Trustee, with respect to 9.125% Senior Notes
                            due 2006. Incorporated herein by reference to Exhibit 4.6
                            to Registrant's registration statement on Form S-3
                            Registration Statement (No. 333-1588)
          4.5*           -- Agreement to furnish copies of unfiled long-term debt
                            instruments.
          4.8            -- Stock Registration Agreement dated May 21, 1992 between
                            Chesapeake Energy Corporation and various lenders, as
                            amended by First Amendment thereto dated May 26, 1992.
                            Incorporated herein by reference to Exhibits 10.26.1 and
                            10.26.2 to Registrant's registration statement on Form
                            S-1 (No. 33-55600).
         10.1.1+         -- Registrant's 1992 Incentive Stock Option Plan.
                            Incorporated herein by reference to Exhibit 10.1.1 to
                            Registrant's registration statement on Form S-4 (No.
                            33-93718).
         10.1.2+         -- Registrant's 1992 Nonstatutory Stock Option Plan, as
                            amended. Incorporated herein by reference to Exhibit
                            10.1.2 to Registrant's quarterly report on Form 10-Q for
                            the quarter ended December 31, 1996.
         10.1.3+         -- Registrant's 1994 Stock Option Plan, as amended.
                            Incorporated herein by reference to Exhibit 10.1.3 to
                            Registrant's quarterly report on Form 10-Q for the
                            quarter ended December 31, 1996.
         10.1.4+         -- Registrant's 1996 Stock Option Plan. Incorporated herein by reference to Registrant's Proxy Statement for its 1996
                            Annual Meeting of Shareholders.
         10.1.4.1*       -- Amendment to the Chesapeake Energy Corporation 1996 Stock
                            Option Plan.
         10.2.1+#        -- Employment Agreement dated as of July 1, 1997 between
                            Aubrey K. McClendon and Chesapeake Energy Corporation.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.2.2+#        -- Employment Agreement dated as of July 1, 1997 between Tom
                            L. Ward and Chesapeake Energy Corporation.
         10.2.3+#        -- Employment Agreement dated as of July 1, 1997 between
                            Marcus C. Rowland and Chesapeake Energy Corporation.
         10.2.4+         -- Employment Agreement dated as of July 1, 1995 between
                            Steven C. Dixon and Chesapeake Energy Corporation.
                            Incorporated herein by reference to Exhibit 10.2.4 to
                            Registrant's quarterly report on Form 10-Q for the
                            quarter ended September 30, 1995.
         10.2.5+*        -- Employment Agreement dated as of July 1, 1997 between J.
                            Mark Lester and Chesapeake Energy Corporation.
         10.2.6+*        -- Employment Agreement dated as of July 1, 1997 between
                            Henry J. Hood and Chesapeake Energy Corporation.
         10.2.7+*        -- Employment Agreement dated as of July 1, 1997 between
                            Ronald A. Lefaive and Chesapeake Energy Corporation.
         10.2.8+*        -- Employment Agreement dated as of July 1, 1997 between
                            Martha A. Burger and Chesapeake Energy Corporation.
         10.3+           -- Form of Indemnity Agreement for officers and directors of
                            Registrant and its subsidiaries. Incorporated herein by
                            reference to Exhibit 10.30 to Registrant's registration
                            statement on Form S-1 (No. 33-55600).
         10.9            -- Indemnity and Stock Registration Agreement, as amended by
                            First Amendment (Revised) thereto, dated as of February
                            12, 1993, and as amended by Second Amendment thereto
                            dated as of October 20, 1995, among Chesapeake Energy
                            Corporation, Chesapeake Operating, Inc., Chesapeake
                            Investments, TLW Investments, Inc., et al. Incorporated
                            herein by reference to Exhibit 10.35 to Registrant's
                            annual report on Form 10-K for the year ended June 30,
                            1993 and Exhibit 10.4.1 to Registrant's quarterly report
                            on Form 10-Q for the quarter ended December 31, 1995.
         10.10           -- Partnership Agreement of Chesapeake Exploration Limited
                            Partnership dated December 27, 1994 between Chesapeake
                            Energy Corporation and Chesapeake Operating, Inc.
                            Incorporated herein by reference to Exhibit 10.10 to
                            Registrant's registration statement on Form S-4 (No.
                            33-93718).
         10.11*          -- Amended and Restated Limited Partnership Agreement of
                            Chesapeake Louisiana, L.P. dated June 30, 1997 between
                            Chesapeake Operating, Inc. and Chesapeake Energy
                            Louisiana Corporation.
         11*             -- Statement of Net Income (Loss) Per Share.
         21*             -- Subsidiaries of Registrant
         23.1*           -- Consent of Coopers & Lybrand L.L.P.
         23.2*           -- Consent of Price Waterhouse LLP
         23.3*           -- Consent of Williamson Petroleum Consultants, Inc.
         27*             -- Financial Data Schedule

---------------

* Previously filed.

# Filed herewith.

+ Management contract or compensatory plan or arrangement.