Form 10-Q
period 1997-09-30
CHESAPEAKE ENERGY CORP
filed 1997-11-14
CIK 895126

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 1997

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Act of 1934

     For the transition period from __________ to __________

                           COMMISSION FILE NO. 1-13726


                          CHESAPEAKE ENERGY CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          OKLAHOMA                                             73-1395733
--------------------------------                            -------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

     6100 NORTH WESTERN AVENUE
      OKLAHOMA CITY, OKLAHOMA                                  73118
--------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

                                 (405) 848-8000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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

     At October 31, 1997 there were 70,429,017 shares of the registrant's $.01 par value Common Stock outstanding.


PART I.  FINANCIAL INFORMATION

                                                                                                               Page
                                                                                                               ----
Item 1.   Consolidated Financial Statements:

          Consolidated Balance Sheets at September 30, 1997
          and June 30, 1997...............................................................................3

          Consolidated Statements of Operations for the Three
          Months Ended September 30, 1997 and 1996 .......................................................4

          Consolidated Statements of Cash Flows for the
          Three Months Ended September 30, 1997 and 1996 .................................................5

          Notes to Consolidated Financial Statements .....................................................6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations............................................................14

Item 3.   Quantitative and Qualitative Disclosures About
          Market Risk....................................................................................18


                                  CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
                                                     (UNAUDITED)

                                     ASSETS
                                                                                  September 30,     June 30,
                                                                                      1997            1997
                                                                                    ---------      ---------
                                                                                       ($ in thousands)
CURRENT ASSETS:
    Cash and cash equivalents                                                       $  51,182      $ 124,017
    Restricted cash                                                                     4,600             --
    Short-term investments                                                             85,478        104,485
    Accounts receivable:
        Oil and gas                                                                    24,285         30,845
        Joint interest and other, net of allowances
          of $346,000 and $387,000, respectively                                       27,363         25,311
        Related parties                                                                 7,299          7,401
    Note receivable                                                                    18,000             --
    Inventory                                                                           4,625          4,854
    Other                                                                                 941            692
                                                                                    ---------      ---------

        Total Current Assets                                                          223,773        297,605
                                                                                    ---------      ---------

PROPERTY AND EQUIPMENT:
    Oil and gas properties, at cost based on full cost accounting:
       Evaluated oil and gas properties                                               960,741        865,516
       Unevaluated properties                                                         131,194        128,505
       Less: accumulated depreciation, depletion and amortization                    (460,534)      (431,983)
                                                                                    ---------      ---------
                                                                                      631,401        562,038
    Other property and equipment                                                       63,652         50,379
    Less: accumulated depreciation and amortization                                    (5,754)        (5,051)
                                                                                    ---------      ---------

        Total Property and Equipment                                                  689,299        607,366
                                                                                    ---------      ---------

OTHER ASSETS                                                                           18,597         44,097
                                                                                    ---------      ---------

TOTAL ASSETS                                                                        $ 931,669      $ 949,068
                                                                                    =========      =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Notes payable and current maturities of long-term debt                          $      --      $   1,380
    Accounts payable                                                                   81,731         86,817
    Accrued liabilities and other                                                      18,532         28,701
    Revenues and royalties due others                                                  23,686         29,428
                                                                                    ---------      ---------
        Total Current Liabilities                                                     123,949        146,326
                                                                                    ---------      ---------

LONG-TERM DEBT, NET                                                                   508,971        508,950
                                                                                    ---------      ---------

REVENUES AND ROYALTIES DUE OTHERS                                                       7,541          6,903
                                                                                    ---------      ---------

DEFERRED INCOME TAXES                                                                      --             --
                                                                                    ---------      ---------

CONTINGENCIES AND COMMITMENTS                                                              --             --
                                                                                    ---------      ---------

STOCKHOLDERS' EQUITY:

    Preferred Stock, $.01 par value, 10,000,000 shares
      authorized; none issued                                                              --             --

    Common Stock, $.01 par value, 100,000,000 shares authorized; 70,376,462 and
      70,276,975 shares issued and outstanding at September 30, 1997
      and June 30, 1997, respectively                                                     704            703

    Paid-in capital                                                                   433,201        432,991

    Accumulated earnings (deficit)                                                   (142,697)      (146,805)
                                                                                    ---------      ---------

        Total Stockholders' Equity                                                    291,208        286,889
                                                                                    ---------      ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $ 931,669      $ 949,068
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

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                         THREE MONTHS ENDED
                                            SEPTEMBER 30,
                                        -------------------
                                          1997        1996
                                        -------     -------
                                          ($ in thousands,
                                        except per share data)
REVENUES:

     Oil and gas sales                  $45,667     $36,753
     Oil and gas marketing sales         26,865      12,184
     Interest and other                   5,878         848
                                        -------     -------

           Total Revenues                78,410      49,785
                                        -------     -------

COSTS AND EXPENSES:

     Production expenses and taxes        5,180       2,530
     Oil and gas marketing expenses      26,690      11,866
     Oil and gas depreciation,
       depletion and amortization        28,550      17,029
     Depreciation and amortization
       of other assets                    1,142         952
     General and administrative           2,760       1,671
     Interest                             8,575       2,817
                                        -------     -------

           Total Costs and Expenses      72,897      36,865
                                        -------     -------


INCOME BEFORE INCOME TAXES                5,513      12,920

INCOME TAX EXPENSE:
     Current                                 --          --
     Deferred                                --       4,716
                                        -------     -------
           Total Income Tax Expense          --       4,716
                                        -------     -------

NET INCOME                              $ 5,513     $ 8,204
                                        =======     =======


NET INCOME PER COMMON SHARE:
     PRIMARY                            $   .08     $   .13
                                        =======     =======
     FULLY-DILUTED                      $   .08     $   .13
                                        =======     =======

WEIGHTED AVERAGE COMMON AND COMMON
   EQUIVALENT SHARES OUTSTANDING:
     PRIMARY                             72,699      64,258
                                        =======     =======
     FULLY-DILUTED                       73,243      64,338
                                        =======     =======




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                               THREE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                              1997           1996
                                                            ---------      ---------
                                                               ($ in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:

NET INCOME                                                  $   5,513      $   8,204

ADJUSTMENTS TO RECONCILE NET INCOME TO NET
  CASH PROVIDED BY OPERATING ACTIVITIES:

    Depreciation, depletion and amortization                   29,297         17,545
    Deferred taxes                                                 --          4,716
    Amortization of loan costs                                    395            436
    Amortization of bond discount                                  20            142
    (Gain) loss on sale of assets                              (2,695)             6
    Bad debt expense                                               25             --
    Equity in earnings of investees                               140             --
    Other adjustments                                              --           (206)

CHANGES IN CURRENT ASSETS AND LIABILITIES                       9,929         (4,890)
                                                            ---------      ---------

        Cash provided by operating activities                  42,624         25,953
                                                            ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Exploration, development and acquisition
      of oil and gas properties                               (99,095)       (87,350)
    Proceeds from sale of assets and other                      1,190          8,642
    Investment in service operations                               --         (2,545)
    Other investments                                          (3,000)            --
    Additions to property, equipment and other                (13,360)        (1,870)
                                                            ---------      ---------
        Cash used in investing activities                    (114,265)       (83,123)
                                                            ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Dividends paid on common stock                             (1,405)            --
    Proceeds from long-term borrowings                             --         10,000
    Payments on long-term borrowings                               --         (2,135)
    Cash received from exercise of stock options                  226            191
    Other                                                         (15)           (80)
                                                            ---------      ---------
        Cash provided by (used in) financing activities        (1,194)         7,976
                                                            ---------      ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                     (72,835)       (49,194)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                124,017         51,638
                                                            ---------      ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                    $  51,182      $   2,444
                                                            =========      =========




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (unaudited)

1.   Interim Financial Statements

The accompanying unaudited consolidated financial statements of Chesapeake Energy Corporation and Subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q as prescribed by the Securities and Exchange Commission. All material adjustments (consisting solely of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods have been reflected. The results for the three months ended September 30, 1997, are not necessarily indicative of the results for the full fiscal year.


2.   Recent Events

On October 22, 1997 the Company announced that it had agreed to acquire two Oklahoma City-based independent oil and gas producers that own total proved reserves of approximately 160 billion cubic feet of natural gas equivalent ("Bcfe"). In the larger of the two acquisitions, the Company has reached an agreement to acquire by merger the Mid-Continent operations of DLB Oil & Gas, Inc. ("DLB"). In its Mid-Continent division, DLB owns approximately 130 Bcfe of proved reserves, additional probable and possible reserves, nine gas gathering systems, and a gas marketing subsidiary based in Houston, Texas. The DLB acquisition is valued at approximately $150 million. The Company also reached an agreement to acquire AnSon Production Company ("AnSon"), a privately owned oil and gas producer that owns approximately 30 Bcfe of proved reserves, additional probable and possible reserves, undeveloped mineral interests, and a gas marketing subsidiary based in Oklahoma City. The AnSon acquisition is valued at approximately $43 million.

On November 13, 1997, the Company announced that it had signed a definitive agreement to merge with Hugoton Energy Corporation ("Hugoton") in a stock-for-stock transaction. The merger agreement provides for a fixed exchange ratio of 1.3 shares of the Company's common stock for each share of Hugoton stock, resulting in Hugoton's shareholders owning approximately 26% of the Company following the transaction. Based upon the closing price of the Company's common stock on November 12, 1997, Hugoton's 20.9 million fully-diluted shares outstanding, and the assumption by the Company of $105 million of Hugoton's debt, the transaction is valued at approximately $380 million. Hugoton has approximately 300 Bcfe of proved reserves.

On November 13, 1997, the Company also announced that it had entered into an agreement to purchase from Pan East Petroleum Corporation, a Canadian exploration and production company ("Pan East"), 11.9 million treasury shares of Pan East's common stock at a price per share of $2.50 (Cdn) in a private placement. Based on Pan East's existing 48 million outstanding shares and the Company's previous open market purchase of 100,000 Pan East shares, the Company will own approximately 12 million shares, or 19.9% of Pan East's outstanding common stock, for an investment of $30 million (Cdn), or $22 million (U.S.). The purpose of the private placement is to assist Pan East in financing its share of the exploration, development and acquisition activities under a proposed joint venture with the Company during the next two years. Both the private placement and the joint venture are scheduled to close on or before November 30, 1997.

In November 1997, the Company received proceeds of approximately $108 million in connection with the initial public offering of Bayard Drilling Technologies, Inc. ("Bayard") common stock. After underwriting fees, the Company received approximately $21.40 per share for the 4,194,000 shares of Bayard it sold in the offering. In addition, the Company received $18 million as repayment of a loan made to Bayard during fiscal 1997. The sale of stock is expected to yield a pre-tax gain of approximately $74 million.

The Company recently announced its decision to change its year-end to December
31. The Company believes this change will make its financial results more easily comparable to those of its peer group. Accordingly, the Company will file a transition report on Form 10-K for the six month period between the closing date of the Company's most recent fiscal year ended June 30, 1997 and the opening date of the new fiscal year beginning January 1, 1998.


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

As previously disclosed, the Company and certain of its officers and directors are currently involved in various purported class actions alleging violations of the Securities Exchange Act of 1934. The plaintiffs assert that the defendants made materially false and misleading statements and failed to disclose material facts about the success of the Company's exploration efforts, principally in the Louisiana Trend. As a result, the complaints allege, the price of the Company's common stock was artificially inflated during periods beginning as early as January 25, 1996 and ending on June 27, 1997, when the Company issued a press release announcing disappointing drilling results in the Louisiana Trend and a full-cost ceiling writedown to be reflected in its June 30, 1997 financial statements. The plaintiffs further allege that certain of the named individual defendants sold common stock during the class period when they knew or should have known adverse nonpublic information. Each case seeks a determination that the suit is a proper class action, certification of the plaintiff as a class representative and damages in an unspecified amount, together with costs of litigation, including attorneys' fees. The Company and the individual defendants believe that these actions are without merit, and intend to defend against them vigorously.

4.   Restricted Cash

The Company is required to deposit margin cash with the counterparty to certain hedging arrangements when commodity futures prices exceed the index-related fixed price stated in the agreement less the amount of open credit established by the counterparty. The amount of restricted margin cash on deposit at September 30, 1997 was $4.6 million.


5.   Senior Notes

10 1/2% Notes

The Company has outstanding $90 million in aggregate principal amount of 10 1/2% Notes which mature June 1, 2002. The 10 1/2% Notes bear interest at an annual rate of 10 1/2%, payable semiannually on each June 1 and December 1. The 10 1/2% Notes are senior, unsecured obligations of the Company and are fully and unconditionally guaranteed, jointly and severally, by certain subsidiaries of the Company (the "Guarantor Subsidiaries").

9 1/8% Notes

The Company has outstanding $120 million in aggregate principal amount of 9 1/8% Senior Notes which mature April 15, 2006. The 9 1/8% Notes bear interest at an annual rate of 9 1/8%, payable semiannually on each April 15 and October 15. The 9 1/8% Notes are senior, unsecured obligations of the Company and are fully and unconditionally guaranteed, jointly and severally, by the Guarantor Subsidiaries.

7 7/8% Notes

The Company has outstanding $150 million in aggregate principal amount of 7 7/8% Senior Notes which mature March 15, 2004. The 7 7/8% Notes bear interest at the rate of 7 7/8%, payable semiannually on each March 15 and September 15. The
7 7/8% Notes are senior, unsecured obligations of the Company and are fully and unconditionally guaranteed, jointly and severally, by the Guarantor Subsidiaries.

8 1/2% Notes

The Company has outstanding $150 million in aggregate principal amount of 8 1/2% Senior Notes which mature March 15, 2012. The 8 1/2% Notes bear interest at the rate of 8 1/2%, payable semiannually on each March 15 and September 15. The
8 1/2% Notes are senior, unsecured obligations of the Company and are fully and unconditionally guaranteed, jointly and severally, by the Guarantor Subsidiaries.

Set forth below are condensed consolidating financial statements of the Guarantor Subsidiaries, the Company's subsidiaries which are not guarantors of the Senior Notes (the "Non-Guarantor Subsidiaries") and the Company. Separate audited financial statements of each Guarantor Subsidiary have not been provided because management has determined that they are not material to investors. The Guarantor Subsidiaries are Chesapeake Operating, Inc., Chesapeake Exploration Limited Partnership, Chesapeake Louisiana Limited Partnership, Chesapeake Energy Louisiana Corporation and Chesapeake Gas Development Corporation, and the Non-Guarantor Subsidiaries are Chesapeake Energy Marketing, Inc. and Chesapeake Canada Corporation. Prior to June 30, 1997 Chesapeake Gas Development Corporation was a Non-Guarantor Subsidiary.

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (unaudited)

                      CONDENSED CONSOLIDATING BALANCE SHEET
                            AS OF SEPTEMBER 30, 1997
                                ($ IN THOUSANDS)

                                                 GUARANTOR     NON-GUARANTOR    COMPANY
                                                SUBSIDIARIES   SUBSIDIARIES     (PARENT)   ELIMINATIONS   CONSOLIDATED
                                                ------------   -------------   ---------   ------------   ------------
                                                               ASSETS
CURRENT ASSETS:

    Cash and cash equivalents                    $  (6,345)     $   6,651      $  50,876     $      --      $  51,182
    Restricted cash                                  4,600             --             --            --          4,600
    Short-term investments                              --          2,026         83,452            --         85,478
    Accounts receivable, net                        44,732         17,786          2,058        (5,629)        58,947
    Notes receivable                                    --             --         18,000            --         18,000
    Inventory                                        4,521            104             --            --          4,625
    Other                                              904             22             15            --            941
                                                 ---------      ---------      ---------     ---------      ---------
       Total Current Assets                         48,412         26,589        154,401        (5,629)       223,773
                                                 ---------      ---------      ---------     ---------      ---------

PROPERTY AND EQUIPMENT:

    Oil and gas properties                         960,690             51             --            --        960,741
    Unevaluated leasehold                          131,200             (6)            --            --        131,194
    Other property and equipment                    48,009            349         15,294            --         63,652
    Less: accumulated depreciation,
       depletion and amortization                 (465,432)            --           (856)           --       (466,288)
                                                 ---------      ---------      ---------     ---------      ---------
       Total Property & Equipment                  674,467            394         14,438            --        689,299
                                                 ---------      ---------      ---------     ---------      ---------

INVESTMENTS IN SUBSIDIARIES
AND INTERCOMPANY ADVANCES                           81,755             --        791,374      (873,129)            --
                                                 ---------      ---------      ---------     ---------      ---------

OTHER ASSETS                                         4,950            653         12,994            --         18,597
                                                 ---------      ---------      ---------     ---------      ---------

TOTAL ASSETS                                     $ 809,584      $  27,636      $ 973,207     $(878,758)     $ 931,669
                                                 =========      =========      =========     =========      =========


                                                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

    Notes payable and current
       maturities of long-term debt              $      --      $      --      $      --     $      --      $      --
    Accounts payable and other                     101,776         16,783         11,023        (5,633)       123,949
                                                 ---------      ---------      ---------     ---------      ---------
       Total Current Liabilities                   101,776         16,783         11,023        (5,633)       123,949
                                                 ---------      ---------      ---------     ---------      ---------

LONG-TERM DEBT                                          --             --        508,971            --        508,971
                                                 ---------      ---------      ---------     ---------      ---------

REVENUES PAYABLE                                     7,541             --             --            --          7,541
                                                 ---------      ---------      ---------     ---------      ---------

DEFERRED INCOME TAXES                                   --             --             --            --             --
                                                 ---------      ---------      ---------     ---------      ---------

INTERCOMPANY PAYABLES                              784,903           (301)            --      (784,602)            --
                                                 ---------      ---------      ---------     ---------      ---------

STOCKHOLDERS' EQUITY:

    Common Stock                                        10              1            694            (1)           704
    Other                                          (84,646)        11,153        452,519       (88,522)       290,504
                                                 ---------      ---------      ---------     ---------      ---------
       Total Stockholders' Equity                  (84,636)        11,154        453,213       (88,523)       291,208
                                                 ---------      ---------      ---------     ---------      ---------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                             $ 809,584      $  27,636      $ 973,207     $(878,758)     $ 931,669
                                                 =========      =========      =========     =========      =========


                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (unaudited)

                      CONDENSED CONSOLIDATING BALANCE SHEET
                               AS OF JUNE 30, 1997
                                ($ IN THOUSANDS)


                                                 GUARANTOR    NON-GUARANTOR     COMPANY
                                                SUBSIDIARIES  SUBSIDIARIES      (PARENT)     ELIMINATIONS  CONSOLIDATED
                                                ------------  -------------    ---------     ------------  ------------
                                                            ASSETS
CURRENT ASSETS:

    Cash and cash equivalents                    $  (6,534)     $   4,363      $ 126,188      $      --      $ 124,017
    Short-term investments                              --          4,324        100,161             --        104,485
    Accounts receivable, net                        47,379         19,943          3,022         (6,787)        63,557
    Inventory                                        4,795             59             --             --          4,854
    Other                                              666             26             --             --            692
                                                 ---------      ---------      ---------      ---------      ---------
       Total Current Assets                         46,306         28,715        229,371         (6,787)       297,605
                                                 ---------      ---------      ---------      ---------      ---------


PROPERTY AND EQUIPMENT:

    Oil and gas properties                         865,485             31             --             --        865,516
    Unevaluated leasehold                          128,519            (14)            --             --        128,505
    Other property and equipment                    33,486          1,904         14,989             --         50,379
    Less: accumulated depreciation,
       depletion and amortization                 (436,276)            --           (758)            --       (437,034)
                                                 ---------      ---------      ---------      ---------      ---------
       Total Property & Equipment                  591,214          1,921         14,231             --        607,366
                                                 ---------      ---------      ---------      ---------      ---------

INVESTMENTS IN SUBSIDIARIES
AND INTERCOMPANY ADVANCES                              817             --        680,439       (681,256)            --
                                                 ---------      ---------      ---------      ---------      ---------

OTHER ASSETS                                         4,961            673         38,463             --         44,097
                                                 ---------      ---------      ---------      ---------      ---------

TOTAL ASSETS                                     $ 643,298      $  31,309      $ 962,504      $(688,043)     $ 949,068
                                                 =========      =========      =========      =========      =========


                                                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

    Notes payable and current
       maturities of long-term debt              $   1,380      $      --      $      --      $      --      $   1,380
    Accounts payable and other                     122,241         17,527         11,965         (6,787)       144,946
                                                 ---------      ---------      ---------      ---------      ---------
       Total Current Liabilities                   123,621         17,527         11,965         (6,787)       146,326
                                                 ---------      ---------      ---------      ---------      ---------

LONG-TERM DEBT                                          --             --        508,950             --        508,950
                                                 ---------      ---------      ---------      ---------      ---------

REVENUES PAYABLE                                     6,903             --             --             --          6,903
                                                 ---------      ---------      ---------      ---------      ---------

DEFERRED INCOME TAXES                                   --             --             --             --             --
                                                 ---------      ---------      ---------      ---------      ---------

INTERCOMPANY PAYABLES                              589,111          1,492             --       (590,603)            --
                                                 ---------      ---------      ---------      ---------      ---------

STOCKHOLDERS' EQUITY:

    Common Stock                                        11              1            693             (2)           703
    Other                                          (76,348)        12,289        440,896        (90,651)       286,186
                                                 ---------      ---------      ---------      ---------      ---------
       Total Stockholders' Equity                  (76,337)        12,290        441,589        (90,653)       286,889
                                                 ---------      ---------      ---------      ---------      ---------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                             $ 643,298      $  31,309      $ 962,504      $(688,043)     $ 949,068
                                                 =========      =========      =========      =========      =========


                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (unaudited)

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                ($ IN THOUSANDS)


                                                 GUARANTOR     NON-GUARANTOR  COMPANY
                                                SUBSIDIARIES   SUBSIDIARIES   (PARENT)    ELIMINATIONS   CONSOLIDATED
                                                ------------   -------------  --------    ------------   ------------
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997:

REVENUES:
    Oil and gas sales                              $ 45,049      $     --     $     --      $    618      $ 45,667
    Oil and gas marketing sales                          --        44,326           --       (17,461)       26,865
    Interest and other                                  135           487       20,118       (14,862)        5,878
                                                   --------      --------     --------      --------      --------
        Total Revenues                               45,184        44,813       20,118       (31,705)       78,410
                                                   --------      --------     --------      --------      --------

COSTS AND EXPENSES:
    Production expenses and taxes                     5,180            --           --            --         5,180
    Oil and gas marketing expenses                       --        43,533           --       (16,843)       26,690
    Oil and gas depreciation,
        depletion and amortization                   28,550            --           --            --        28,550
    Other depreciation and amortization                 628            21          493            --         1,142
    General and administrative                        2,578           265          (83)           --         2,760
    Interest                                         12,246            33       11,158       (14,862)        8,575
                                                   --------      --------     --------      --------      --------
        Total Costs & Expenses                       49,182        43,852       11,568       (31,705)       72,897
                                                   --------      --------     --------      --------      --------

INCOME (LOSS) BEFORE INCOME TAXES                    (3,998)          961        8,550            --         5,513
INCOME TAX EXPENSE (BENEFIT)                             --            --           --            --            --
                                                   --------      --------     --------      --------      --------

NET INCOME (LOSS)                                  $ (3,998)     $    961     $  8,550      $     --      $  5,513
                                                   ========      ========     ========      ========      ========


FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996:

REVENUES:
    Oil and gas sales                              $ 34,789      $  1,691     $     --      $    273      $ 36,753
    Oil and gas marketing sales                          --        21,914           --        (9,730)       12,184
    Interest and other                                  115           409          324            --           848
                                                   --------      --------     --------      --------      --------
        Total Revenues                               34,904        24,014          324        (9,457)       49,785
                                                   --------      --------     --------      --------      --------

COSTS AND EXPENSES:
    Production expenses and taxes                     2,347           183           --            --         2,530
    Oil and gas marketing expenses                       --        21,323           --        (9,457)       11,866
    Oil and gas depreciation,
        depletion and amortization                   16,373           656           --            --        17,029
    Other depreciation and amortization                 534            31          387            --           952
    General and administrative                        1,173           236          262            --         1,671
    Interest                                             33           105        2,679            --         2,817
                                                   --------      --------     --------      --------      --------
        Total Costs & Expenses                       20,460        22,534        3,328        (9,457)       36,865
                                                   --------      --------     --------      --------      --------

INCOME (LOSS) BEFORE INCOME TAX                      14,444         1,480       (3,004)           --        12,920
INCOME TAX EXPENSE (BENEFIT)                          5,272           540       (1,096)           --         4,716
                                                   --------      --------     --------      --------      --------
NET INCOME (LOSS)                                  $  9,172      $    940     $ (1,908)     $     --      $  8,204
                                                   ========      ========     ========      ========      ========


                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (unaudited)

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                                ($ IN THOUSANDS)

                                                  GUARANTOR     NON-GUARANTOR   COMPANY
                                                 SUBSIDIARIES   SUBSIDIARIES    (PARENT)      CONSOLIDATED
                                                 ------------   -------------   --------      ------------

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997:

CASH FLOWS FROM OPERATING ACTIVITIES:              $     647      $   6,108      $  35,869      $  42,624
                                                   ---------      ---------      ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Oil and gas properties                               (99,067)           (28)            --        (99,095)
Proceeds from sale of assets                           1,190             --             --          1,190
Other investments                                         --             --         (3,000)        (3,000)
Other additions                                      (14,590)         1,555           (325)       (13,360)
                                                   ---------      ---------      ---------      ---------
                                                    (112,467)         1,527         (3,325)      (114,265)
                                                   ---------      ---------      ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received from exercise
    of stock options                                      --             --            226            226
Dividends paid on common stock                            --             --         (1,405)        (1,405)
Other                                                     --            (15)            --            (15)
Intercompany advances, net                           112,009         (5,332)      (106,677)            --
                                                   ---------      ---------      ---------      ---------
                                                     112,009         (5,347)      (107,856)        (1,194)
                                                   ---------      ---------      ---------      ---------


Net increase (decrease) in cash                          189          2,288        (75,312)       (72,835)
Cash, beginning of period                             (6,534)         4,363        126,188        124,017
                                                   ---------      ---------      ---------      ---------
Cash, end of period                                $  (6,345)     $   6,651      $  50,876      $  51,182
                                                   =========      =========      =========      =========

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996:

CASH FLOWS FROM OPERATING ACTIVITIES:              $  27,667      $     222      $  (1,936)     $  25,953
                                                   ---------      ---------      ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Oil and gas properties                               (87,341)            (9)            --        (87,350)
Proceeds from sales                                    8,642             --             --          8,642
Investment in service operations                      (2,545)            --             --         (2,545)
Other additions                                       (1,196)           (49)          (625)        (1,870)
                                                   ---------      ---------      ---------      ---------
                                                     (82,440)           (58)          (625)       (83,123)
                                                   ---------      ---------      ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term borrowings                    10,000             --             --         10,000
Payments on borrowings                                (1,230)          (900)            (5)        (2,135)
Cash received from exercise
    of stock options                                      --             --            191            191
Other                                                     --             --            (80)           (80)
Intercompany advances, net                            29,970          3,984        (33,954)            --
                                                   ---------      ---------      ---------      ---------
                                                      38,740          3,084        (33,848)         7,976
                                                   ---------      ---------      ---------      ---------

Net increase (decrease) in cash
    and cash equivalents                             (16,033)         3,248        (36,409)       (49,194)
Cash, beginning of period                              4,061          2,751         44,826         51,638
                                                   ---------      ---------      ---------      ---------
Cash, end of period                                $ (11,972)     $   5,999      $   8,417      $   2,444
                                                   =========      =========      =========      =========


                          PART I. FINANCIAL INFORMATION
                                     ITEM 2.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

                                  RECENT EVENTS

On October 22, 1997, the Company announced that it had agreed to acquire two Oklahoma City-based independent oil and gas producers that own total proved reserves of approximately 160 billion cubic feet of natural gas equivalent ("Bcfe"). In the larger of the two acquisitions, the Company has reached an agreement to acquire by merger the Mid-Continent operations of DLB Oil & Gas, Inc. ("DLB"). In its Mid-Continent division, DLB owns approximately 130 Bcfe of proved reserves, additional probable and possible reserves, nine gas gathering systems, and a gas marketing subsidiary based in Houston, Texas. The DLB acquisition is valued at approximately $150 million. The Company also reached an agreement to acquire AnSon Production Company ("AnSon"), a privately owned oil and gas producer that owns approximately 30 Bcfe of proved reserves, additional probable and possible reserves, undeveloped mineral interests, and a gas marketing subsidiary based in Oklahoma City. The AnSon acquisition is valued at approximately $43 million.

On November 13, 1997, the Company announced that it had signed a definitive agreement to merge with Hugoton Energy Corporation ("Hugoton") in a stock-for-stock transaction. The merger agreement provides for a fixed exchange ratio of 1.3 shares of the Company's common stock for each share of Hugoton stock, resulting in Hugoton's shareholders owning approximately 26% of the Company following the transaction. Based upon the closing price of the Company's common stock on November 12, 1997, Hugoton's 20.9 million fully-diluted shares outstanding, and the assumption by the Company of $105 million of Hugoton's debt, the transaction is valued at approximately $380 million. Hugoton has approximately 300 Bcfe of proved reserves.

On November 13, 1997, the Company also announced that it had entered into an agreement to purchase from Pan East Petroleum Corporation, a Canadian exploration and production company ("Pan East"), 11.9 million treasury shares of Pan East's common stock at a price per share of $2.50 (Cdn) in a private placement. Based on Pan East's existing 48 million outstanding shares and the Company's previous open market purchase of 100,000 Pan East shares, the Company will own approximately 12 million shares, or 19.9% of Pan East's outstanding common stock, for an investment of $30 million (Cdn), or $22 million (U.S.). The purpose of the private placement is to assist Pan East in financing its share of the exploration, development and acquisition activities under a proposed joint venture with the Company during the next two years. Both the private placement and the joint venture are scheduled to close on or before November 30, 1997.

In November 1997, the Company received proceeds of approximately $108 million in connection with the initial public offering of Bayard Drilling Technologies, Inc. ("Bayard") common stock. After underwriting fees, the Company received approximately $21.40 per share for the 4,194,000 shares of Bayard it sold in the offering. In addition, the Company received $18 million as repayment of a loan made to Bayard during fiscal 1997. The sale of stock is expected to yield a pre-tax gain of approximately $74 million.

The Company recently announced its decision to change its year-end to December
31. The Company believes this change will make its financial results more easily comparable to those of its peer group. Accordingly, the Company will file a transition report on Form 10-K for the six month period between the closing date of the Company's most recent fiscal year ended June 30, 1997 and the opening date of the new fiscal year beginning January 1, 1998 (the "Transition Period").



          THREE MONTHS ENDED SEPTEMBER 30, 1997 VS. SEPTEMBER 30, 1996

Net income for the three months ended September 30, 1997 (the "Current Quarter") was $5.5 million, a $2.7 million decrease from net income of $8.2 million for the quarter ended September 30, 1996 (the "Prior Quarter"). This decrease was caused primarily by the Company's higher oil and gas production expenses, depreciation, depletion and amortization of oil and gas properties, and interest expenses in the Current Quarter, offset by higher oil and gas revenues resulting from higher production and higher gas prices and increases in interest and other income.

Revenues from oil and gas sales for the Current Quarter were $45.7 million, an increase of $8.9 million, or 24%, from the Prior Quarter. Gas production decreased to 13.9 billion cubic feet ("Bcf"), a decrease of 1.4 Bcf, or 9%, compared to the Prior Quarter. Oil production increased 372 thousand barrels ("MBbls"), or 75%, from 498 MBbls to 870 MBbls. In the Current Quarter, the Company received an average oil price of $18.48 per barrel ("Bbl") (net of hedging losses of $0.2 million), a decrease of $2.71 per Bbl, or 13%, from the $21.19 per Bbl realized in the Prior Quarter. Gas price realizations increased to $2.12 per thousand cubic feet (AMcf@) in the Current Quarter inclusive of hedging gains of $0.6 million, an increase of 24% from the $1.71 per Mcf realized in the Prior Quarter.

The following table sets forth oil and gas production for the Company's primary operating areas during the Current Quarter.

                    Producing    Oil       Gas        Total     Percent
 Operating Areas     Wells(a)   (MBls)    (MMcf)     (MMcfe)        %
 ---------------    ------     ------     ------     ------     ------
Giddings               220        114      8,532      9,216         48%

Louisiana Trend         67        460      1,817      4,577         24%

Oklahoma               277        185      3,168      4,278         22%

All Other              100        111        424      1,090          6%
                    ------     ------     ------     ------     ------

        Total          664        870     13,941     19,161        100%
                    ======     ======     ======     ======     ======



(a)  Includes wells being drilled at September 30, 1997


Revenues from the Company's oil and gas marketing operations in the Current Quarter were $26.9 million as compared to $12.2 million in the Prior Quarter. Oil and gas marketing expenses were $26.7 million and $11.9 million in the Current Quarter and Prior Quarter, respectively, resulting in a gross profit margin of $0.2 million and $0.3 million, respectively.

Production expenses and taxes increased to $5.2 million in the Current Quarter from $2.5 million in the Prior Quarter. This increase was the result of a significant increase in oil sales volumes during the Current Quarter as well as significantly higher lifting costs in the Louisiana Trend. On a gas equivalent production unit ("Mcfe") basis, production expenses and taxes were $0.27 per Mcfe in the Current Quarter compared to $0.14 per Mcfe in the Prior Quarter. The Company expects that operating costs during the remainder of the Transition Period and during 1998 will increase because of the Company's increased drilling efforts in the Louisiana Trend and the Williston Basin, both of which are oil prone areas with significant associated water production which results in higher operating costs than gas prone areas, higher lifting costs associated with production to be acquired from Hugoton, DLB and AnSon, and reduced severance tax exemptions as compared to existing exemptions in the Giddings Field.

Depreciation, depletion and amortization ("DD&A") of oil and gas properties for the Current Quarter was $28.6 million, an increase of $11.6 million from the Prior Quarter. The increase in DD&A expense for oil and gas properties between quarters is the result of a 0.8 Bcfe increase in sales volumes and an increase in the DD&A rate per Mcfe. The average DD&A rate per Mcfe, a function of capitalized and estimated future development costs and the related proved reserves, was $1.49 for the Current Quarter and $0.93 for the Prior Quarter. The Company believes the DD&A rate will continue to increase during the Transition Period based on projected higher finding costs for wells drilled in the Louisiana Trend.

Depreciation and amortization of other assets increased to $1.1 million in the Current Quarter as compared to $1.0 million in the Prior Quarter. This increase is primarily the result of higher amortization expense related to debt issuance costs and higher depreciation related to the Company's acquisition of additional buildings and equipment in its Oklahoma City office complex.

General and administrative expenses increased to $2.8 million during the Current Quarter, a $1.1 million, or 65%, increase from the Prior Quarter. This increase is the result of the continued growth of the Company. On an Mcfe basis, general and administrative expenses were $0.14 per Mcfe in the Current Quarter as compared to $0.09 per Mcfe in the Prior Quarter. The Company capitalized $1.4 million and $0.7 million of payroll and other internal costs directly related to oil and gas exploration and development activities, net of partner reimbursements, in the Current Quarter and Prior Quarter, respectively. The Company believes general and administrative expenses will increase substantially as the result of, and upon completion of, the announced acquisitions.

Interest expense increased to $8.6 million during the Current Quarter, a $5.8 million increase from the Prior Quarter, as a result of higher levels of interest associated with the issuance of $300 million of Senior Notes in March 1997. In addition, during the Current Quarter the Company capitalized $2.6 million of interest costs representing the estimated costs to carry its unevaluated leasehold inventory, compared to $4.2 million in the Prior Quarter. This decrease in capitalized interest costs is the result of lower investments being carried during the Current Quarter in leasehold that has yet to be evaluated than in the Prior Quarter, as well as a lower capitalization rate during the Current Quarter. The Company expects interest expense to increase based upon the Company's assumption of certain liabilities associated with the announced acquisitions.

The Company recorded no net income tax expense during the Current Quarter as compared to $4.7 million recorded in the Prior Quarter. At June 30, 1997 the Company recorded a $64.1 million valuation allowance against its net deferred tax asset. All income taxes recorded during the Current Quarter were offset by a corresponding reduction to the valuation allowance. The Company does not anticipate recording any income tax until such time as the Company can demonstrate that it is more likely than not that it will generate future taxable income sufficient to utilize its existing net operating loss carryforwards.


                               HEDGING ACTIVITIES

The Company periodically utilizes various strategies to hedge the price of a portion of its future oil and gas production. These strategies include (1) swap arrangements that establish an index-related price above which the Company pays the counterparty and below which the Company is paid by the counterparty, (2) collar transactions that establish a defined set price above which the Company pays the counterparty and a separate defined set price below which the counterparty pays the Company, with a NYMEX price between the two resulting in no payment by either party, (3) the purchase of index-related puts that provide for a floor price below which the counterparty pays the Company the amount by which the price of the commodity is below the contracted floor, (4) the sale of index-related calls that provide for a ceiling price above which the Company pays the counterparty the amount by which the price of the commodity is above the contracted ceiling, and (5) basis protection swaps. Results from hedging transactions are reflected in oil and gas sales to the extent related to the Company's oil and gas production. The Company has not entered into hedging transactions unrelated to the Company's oil and gas production or physical purchase or sale commitments.

As of September 30, 1997, the Company had the following oil swap arrangements for periods after September 1997:

                                                                 NYMEX-Index
    Month                             Volume(Bbls)         Strike Price (per Bbl)
    -----                             ------------         ----------------------
    October 1997                        31,000                      $18.19
    November 1997                       30,000                      $18.13
    December 1997                       31,000                      $18.08
    January through June 1998          724,000                      $19.82


The Company entered into oil swap arrangements to cancel the effect of the swaps for the months of October through December at an average price of $20.79 per Bbl.

As of September 30, 1997, the Company had the following gas hedging arrangements for periods after September 1997:

                                                                NYMEX
  Months                Volume (MMBtu)              Index Strike Price (per MMBtu)
  ------                --------------              ------------------------------
  October 1997            4,340,000                             $2.421
  November 1997           3,000,000                              2.560
  December 1997           2,480,000                              3.036
  January 1998            2,480,000                              3.039
  February 1998           2,240,000                              2.835


The Company entered into a gas swap arrangement to cancel the effect of 1,240,000 MMBtu of the October hedged volumes at a price of $2.157 per MMBtu. The December 1997 through February 1998 transactions represent calls sold by the Company, for which $1.9 million in advance premium was received.

The Company has also entered into the following collar transactions:

                                       NYMEX-                 NYMEX-
                                     Defined Low           Defined High
Months           Volume (MMBtu)      Strike Price          Strike Price
-----            --------------      ------------          ------------
March 1998         1,240,000         $    2.693            $   2.33
April 1998         1,200,000              2.483                2.11


These transactions require that the Company pay the counterparty if NYMEX exceeds the defined high strike price and that the counterparty pay the Company if NYMEX is less than the defined low strike price.

The Company has entered into a curve lock for 4.9 Bcf of gas which gives the Company the option to hedge April 1999 through November 1999 gas based upon a negative $0.285 differential to the December 1998 NYMEX gas price any time between the strike date and December 1998.

Gains or losses on crude oil and natural gas hedging transactions are recognized as price adjustments in the month of related production. The Company estimates that had all of the crude oil and natural gas hedging agreements in effect for production periods beginning October 1, 1997 terminated on September 30, 1997, based on the closing prices for NYMEX futures contracts as of that date, the Company would have paid the counterparty approximately $2.9 million, which would have represented the "fair value" at that date. These agreements were not terminated.

The Company's oil and gas marketing subsidiary periodically enters into various hedging transactions designed to hedge against physical purchase commitments made by it. Gains or losses on these transactions are recorded as adjustments to Oil and Gas Marketing Sales in the consolidated statements of operations and are not considered by management to be material.


                         CAPITAL RESOURCES AND LIQUIDITY

As of September 30, 1997, the Company had working capital of $99.8 million. This working capital position does not include the $74 million in net proceeds received from the Bayard transaction in November 1997. The Company has estimated that its capital expenditures for the Transition Period will be approximately $175 million, including approximately $150 million for drilling, completion and production expenditures, and the balance for acreage acquisition, seismic programs and general corporate purposes, but excluding acquisitions. The Company has not yet developed capital expenditure budgets in connection with the announced acquisitions of DLB, AnSon and Hugoton. The capital expenditure budget is largely discretionary, and can be adjusted by the Company based on operating results or other factors. The Company believes it has sufficient capital resources, including expected cash flow from operations and asset sales, to fund its exploration and development program for the foreseeable future.

During November 1997, the Company announced it had entered into agreements to acquire DLB, AnSon and Hugoton through stock-for-stock mergers. While the number of shares to be issued in the DLB and AnSon mergers will be determined by the market price of the Company's common stock for a stated period prior to closing, based on the closing price of the Company's common stock on November 13, 1997 the Company would issue 6.8 million and 4.5 million shares to acquire DLB and AnSon, respectively. The Company will issue approximately 27.2 million shares to acquire Hugoton. As a result of the mergers, the Company's aggregate liabilities will increase by approximately $190 million. The AnSon transaction is expected to close in November 1997. The DLB and Hugoton transactions are expected to close in the first quarter of 1998. The Company currently maintains no commercial bank credit facility, but anticipates refinancing the DLB and Hugoton debt at closing with a new commercial bank credit facility. The Company is currently negotiating with a lender to arrange this facility.

Also during November 1997, the Company announced its plans to purchase 11.9 million treasury shares from Pan East at a price of $2.50 (Cdn) per share, or an aggregate purchase price of approximately $21.1 million (U.S.). The Company will finance this investment using its existing working capital and expects this transaction to close on or before November 30, 1997.

The Company's cash provided by operating activities increased to $42.6 million during the Current Quarter, compared to $26.0 million during the Prior Quarter. The increase of $16.6 million is the result of cash provided by changes in current assets and current liabilities between the two periods.

Net cash used in investing activities increased to $114.3 million in the Current Quarter, up from $83.1 million in the Prior Quarter. The $31.2 million increase is primarily a result of the Company's increased drilling activity and increased investment in gas gathering and processing facilities during the Current Quarter.

Consolidated cash used in financing activities was $1.2 million during the Current Quarter, as compared to consolidated cash provided by financing activities of $8.0 million during the Prior Quarter. The change resulted primarily from having no borrowings during the Current Quarter as well as the payment of $1.4 million of dividends on the Company's common stock during the Current Quarter.

The Company is subject to certain routine legal proceedings, none of which are expected to have a material adverse effect upon the Company's financial condition or operations. The Company is also involved in certain litigation for which the Company is unable to predict the ultimate financial impact (see Part II, Item 1).


FORWARD LOOKING STATEMENTS

All statements other than statements of historical fact contained in this Form 10-Q, including statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements. When used herein, the words "budget", "budgeted", "anticipate", "expects", "estimates", "believes", "seeks", "goals", "intends", or "projects" and similar expressions are intended to identify forward-looking statements. It is important to note that the Company's actual results could differ materially from those projected by such forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct. Factors that could cause the Company's results to differ materially from the results discussed in such forward-looking statements include but are not limited to the following: production variances from expectations, volatility of oil and gas prices, the need to develop and replace its reserves, the substantial capital expenditures required to fund its operations, environmental risks, drilling and operating risks, risks related to exploration and development drilling, uncertainties about estimates of reserves, competition, government regulation, and the ability of the Company to implement its business strategy. All forward-looking statements in this document are expressly qualified in their entirety by the cautionary statements in this paragraph.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          - Not applicable

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

     As previously disclosed in the Company's Form 10-K for the year ended June 30, 1997, the Company and certain of its officers and directors are defendants in various purported class actions alleging violations of Sections 10b-5 and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder.

     In addition to those previously disclosed, the following additional purported class actions have been filed:

     Nathaniel J. Hirsch v. Aubrey K. McClendon, Thomas L. Ward, Marcus C. Rowland, Henry J. Hood, Steven C. Dixon, J. Mark Lester, and Chesapeake Energy Corporation, filed in the U.S. District Court for the Western District of Oklahoma on October 14, 1997.

     Kay Chestnut v. Chesapeake Energy Corporation, Aubrey K. McClendon, Thomas
     L. Ward, Marcus C. Rowland, Shannon T. Self, Walter C. Wilson, Henry J. Hood, Steven C. Dixon and J. Mark Lester, filed in the U.S. District Court for the Western District of Oklahoma on October 16, 1997.

     Of the previously disclosed cases, Leslie Joseph Klein IRA v. Chesapeake Energy Corporation et al. has been dismissed, and two others, Albion Financial LLC v. Chesapeake Energy Corporation et al. and Elmo G. Hubble v. Chesapeake Energy Corporation et al., have been transferred to the U.S. District Court for the Western District of Oklahoma. The plaintiffs have filed an unopposed motion to consolidate all the purported class action suits.

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

- Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits

               The following exhibits are filed as a part of this report:

          Exhibit No.
          -----------

          10.2.4 Employment Agreement dated as of July 1, 1997 between Steven C. Dixon and Chesapeake Energy Corporation.

          11        Statement regarding computation of earnings per common share

          27        Financial Data Schedule


(b)       Form 8-K

          During the quarter ended September 30, 1997, the Company filed the following Current Reports on Form 8-K dated:

               July 8, 1997 announcing operations updates,

               August 28, 1997 announcing fiscal 1997 results, and

               September 19, 1997 announcing the declaration of a quarterly cash dividend.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             CHESAPEAKE ENERGY CORPORATION
                                             -----------------------------
                                                    (Registrant)



November 14, 1997                            /s/ AUBREY K. MCCLENDON
-----------------                            ------------------------------
      Date                                   Aubrey K. McClendon
                                             Chairman and
                                             Chief Executive Officer





November 14, 1997                            /s/ MARCUS C. ROWLAND
-----------------                            ------------------------------
      Date                                   Marcus C. Rowland
                                             Senior Vice President and
                                             Chief Financial Officer

                                Index to Exhibits


Exhibit No.                   Description                                     Page
-----------                   -----------                                     ----

10.2.4              Employment Agreement dated as of July 1, 1997 between
                    Steven C. Dixon and Chesapeake Energy Corporation.

11 Statement regarding computation of earnings per common share

27                  Financial Data Schedule
