Form 10-K/A
period 1997-06-30
CHESAPEAKE ENERGY CORP
filed 1998-02-11
CIK 895126

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-K/A


                               (AMENDMENT NO. 3)


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


     From inception in 1989 through June 30, 1997, Chesapeake drilled and participated in a total of 736 gross (294 net) wells, of which 691 gross (276 net) wells were completed. From its first full fiscal year of operation ended June 30, 1990 to the fiscal year ended June 30, 1997, the Company's estimated proved reserves increased to 403 Bcfe from 11 Bcfe, annual production increased to 79 Bcfe from 0.2 Bcfe, total revenue increased to $280 million from $0.6 million, and total assets increased to $949 million from $8 million. Despite this overall favorable record of growth, in fiscal 1997 the Company incurred a net loss of $183 million primarily as a result of a $236 million impairment of its oil and gas properties. The impairment was the amount by which the Company's capitalized costs of oil and gas properties exceeded the estimated present value of future net revenues from its proved reserves at June 30, 1997.



     A combination of factors in the fourth quarter of fiscal 1997 caused the impairment. First, exploratory drilling of unevaluated leasehold, primarily in the Louisiana Trend, failed to add significant proved reserves. In addition, oil and gas price declines, higher drilling and completion costs and lower than expected results from developmental drilling and production eliminated previously established proved reserves. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations -- Impairment of Oil and Gas Properties.



     In response to the fiscal 1997 loss, Chesapeake has revised its fiscal 1998 business strategy. These revisions include slowing its exploration pace in the Louisiana Austin Chalk Trend ("Louisiana Trend") and concentrating its Louisiana Trend drilling activities in Masters Creek; utilizing more extensive use of 3-D seismic prior to conducting drilling operations; reducing the acquisition of additional unproven leasehold; and selectively acquiring proved reserves as a complement to its primary strategy of developing reserves through the drillbit. This strategy will likely have the effect of reducing the Company's anticipated production growth rate from exploration and development drilling.



     The Company's failure to increase its reserves in fiscal 1997 while incurring $465 million of development, exploration and acquisition costs (including capitalized internal costs) increases its need to add reserves in order to replace production and allow growth through acquisition or drilling. The Company has reduced its fiscal 1998 capital expenditure budget to $225-$275 million and plans to pursue acquisitions of oil and gas properties. The failure to add reserves economically through this new strategy would adversely affect the Company's financial position, results of operations, and could subsequently impede the Company's ability to acquire properties using its stock.


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


     From inception through fiscal 1994, the Company concentrated its undeveloped leasehold acquisitions and associated drilling in the Giddings Field of southern Texas and the Golden Trend Field of southern Oklahoma. Beginning in fiscal 1995, Chesapeake initiated development of new project areas that were either extensions of the Company's historical focus in the Giddings and Golden Trend Fields or new areas which the Company believed had similar characteristics. These additional project areas included the Knox Field in southern Oklahoma, the Sholem Alechem Field in southern Oklahoma, the Louisiana Trend, the Arkoma Basin in southeastern Oklahoma, the Lovington area in eastern New Mexico, and the Williston Basin in eastern Montana and western North Dakota. In fiscal 1997, the Company also added a large exploration project in Wharton County, Texas.

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
                                                                            CAPITAL
                                                                          EXPENDITURES
                                                               PERCENT    REQUIRED TO     NUMBER OF
                                                                  OF        DEVELOP      NET PROVED
                               OIL        GAS        GAS        PROVED       PUD'S       UNDEVELOPED
           AREAS              (MBBL)    (MMCF)    EQUIVALENT   RESERVES   ($ IN 000'S)    LOCATIONS
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

     Leasehold that is classified as unevaluated is not subject to amortization or to the periodic ceiling test evaluations required under full cost accounting. As leasehold is evaluated through exploration efforts including drilling, it becomes subject to amortization and the ceiling test evaluation. At June 30, 1997, the Company had $342 million of oil and gas assets in the Louisiana Trend, of which $275.2 million was evaluated and therefore subject to the ceiling test.



     From December 1996 through April 1997, the Company initiated drilling efforts on 15 new operated wells in the Louisiana Trend. Between April 1997 and July 1997, the Company completed operations on ten exploratory wells in areas of the Louisiana Trend outside of Masters Creek. Of these wells, one was completed on April 15, 1997, one on May 3, 1997 and eight were completed after June 1, 1997. Based upon the results from these wells, which primarily became known to the Company in late June 1997, the Company made the determination that a significant amount of leasehold previously classified as unevaluated had become evaluated. This determination, in combination with development in the Masters Creek area, resulted in a transfer of approximately $91 million of previously unevaluated leasehold costs to the full cost pool which, and in conjunction with disappointing drilling results and the related costs thereof and lower oil and gas prices, was the primary cause of the full cost ceiling writedown. See "Results of Operations -- Impairment of Oil and Gas Properties" in Item 7, which identifies the components of the impairment.


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


     The Masters Creek area, where as of September 30, 1997 the Company and the Company's competitors have completed approximately 36 out of 40 wells as commercially productive with approximately 25 additional wells currently drilling, has generally been much more successful than the other areas within the Louisiana Trend. As of September 30, 1997, the Company had eight rigs operating in this area and is participating in more than 10 non-operated wells. For fiscal 1998, the Company has budgeted $125 million to drill approximately 25 net wells targeting the Austin Chalk formation and $13 million to drill two net wells targeting the Tuscaloosa formation. These planned expenditures, in combination with anticipated seismic costs, represent approximately 40% of the Company's planned exploration and development capital expenditures for all areas. The Company, while it has significantly reduced its budget for the Louisiana Trend from prior expectations, continues to believe there are significant economic drilling opportunities in the Masters Creek area. Additionally, the Company has yet to complete the various 3-D seismic programs necessary to fully evaluate leasehold purchased for potential Tuscaloosa production and to support the drilling of the Tuscaloosa wells planned. There can be no assurance that the Louisiana Trend drilling will yield substantial economic returns. Failure of the wells to produce significant quantities of economically attractive reserves and production could have a material adverse impact on the Company's future financial condition and results of operations, and could result in a future ceiling limitation under rules of the Securities and Exchange Commission.



     Oklahoma. Chesapeake's largest concentration of proved reserves is located in Oklahoma and is comprised of the Knox, Golden Trend, Sholem Alechem, and Arkoma Basin areas. These areas are generally characterized by relatively long lived production from multiple producing zones. The Company has conducted and is evaluating 3-D seismic surveys over significant portions of its Oklahoma leasehold in an effort to enhance its future drilling efforts. In fiscal 1997, the Company invested approximately $68 million to drill 51 gross (32 net) wells in Oklahoma. The Company has budgeted approximately $28 million in fiscal 1998 to drill 36 gross (21 net) wells in Oklahoma.


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

OTHER OPERATING AREAS


     Williston Basin. During fiscal 1996, Chesapeake began acquiring leasehold in the Williston Basin, located in eastern Montana and western North Dakota, and as of June 30, 1997 owned more than 700,000 gross (500,000 net) acres. During fiscal 1997, the Company drilled and successfully completed four vertical wells targeting the Red River formation on the northern portion of its leasehold. (A "successfully completed" well is a commercial well, i.e. one that generates proceeds from the sale of production in excess of production expenses and related production taxes.) On the southern portion of its leasehold, the Company was unsuccessful in an attempt to establish horizontally drilled Red River production. Also during fiscal 1997, the Company tested a third large area of its Williston acreage with a successful horizontal Nesson well. Currently, the Company is focusing its Williston efforts on continuing to develop the Nesson formation. The Company has budgeted $6 million to drill six gross and net wells during fiscal 1998 in the Williston Basin.


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

1998 3-D SEISMIC SURVEY PROGRAM


     The Company has increased its emphasis on the use of 3-D seismic surveys to evaluate and define potential drilling locations. The use of 3-D, compared to 2-D, seismic technology is desirable in many situations because it (a) allows more precise imaging of structural and stratigraphic features under the earth,
(b) allows more precise well placement minimizing dry hole risk while maximizing the potential oil and gas recovery, and (c) eliminates certain wells from being drilled into reservoirs too small to be economic. During fiscal 1998 the Company has budgeted approximately $25 million for seismic acquisition and evaluation and intends to conduct or participate in seismic surveys covering the following areas:


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

HEDGING ACTIVITIES


     Periodically the Company utilizes hedging strategies to hedge the price of a portion of its future oil and gas production. These strategies include (1) swap arrangements that establish an index-related price above which the Company pays the counterparty and below which the Company is paid by the counterparty,
(2) the purchase of index-related puts that provide for a "floor" price below which the counterparty pays the Company the amount by which the price of the Commodity is below the contracted floor, (3) the sale of index-related calls that provide for a "ceiling" price above which the Company pays the counterparty the amount by which the price of the commodity is above the contracted ceiling, and (4) basis protection swaps, which are arrangements that guarantee the price differential of oil or gas from a specified delivery point or points. Results from hedging transactions are reflected in oil and gas sales to the extent related to the Company's oil and gas production. The Company only enters into hedging transactions related to the Company's oil and gas production volumes or CEMI physical purchase or sale commitments.

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


     The Company entered into a curve lock for approximately 4.9 Bcf of gas which allows the Company the option to hedge April 1999 through November 1999 gas based upon a negative $0.285 differential to December 1998 gas any time between the strike date and December 1998. A curve lock is a commodity swap arrangement that establishes, or hedges, a price differential between one commodity contract period and another. In markets where the forward curve is typically negatively sloped (prompt prices exceed deferred prices), an upward sloping price curve allows hedgers to lock in a deferred forward sale at a higher premium to a more prompt swap by a curve lock.



     For example, in the crude oil market, which typically has a negatively sloped price curve, it may be possible for a hedger to lock in a price relationship in which his deferred crude oil is sold at a premium to a prompter swap, because the price curve is upwardly sloping in the future. The expectation of the hedger is that either the market will return to its historically negatively sloped price curve, or that prices generally will increase and the curve lock swap will allow him to realize a premium price for the deferred versus the more prompt price.


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


     The Company's business strategy in fiscal 1997 continued to emphasize the acquisition of large prospective leasehold positions which potentially provide a multi-year inventory of drilling locations. As of June 30, 1997, the Company had approximately 277,000 gross acres of developed leasehold and 2.7 million gross acres of undeveloped leasehold. The fiscal 1997 drilling program, particularly in Louisiana, consisted of more exploratory drilling than in previous years. The Company's strategy for fiscal 1998 is to reduce its capital expenditure program to approximately $225-$275 million, concentrate its Louisiana Trend drilling activities in Masters Creek, utilize more 3-D seismic prior to conducting drilling operations, reduce the acquisition of additional unproven leasehold, and selectively acquire proved reserves. This strategy will likely have the effect of reducing the Company's anticipated production growth rate from exploration and development drilling.


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

     Debt ratings for the Senior Notes are Ba3 by Moody's Investors Service and BB- by Standard & Poor's Corporation as of September 30, 1997. The Company's long-term debt represented approximately 64% of total capital at June 30, 1997. There are no scheduled principal payments required on any of the Senior Notes until June 2002. The Company's goal is to achieve an equity to capital ratio of at least 50% and to increase its credit ratings, ultimately achieving an investment grade debt rating.


YEAR 2000



     Year 2000 issues result from the inability of computer programs or computerized equipment to accurately calculate, store or use a date subsequent to December 31, 1999. The erroneous date can be interpreted in a number of different ways; typically the year 2000 is represented as the year 1900. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business.

     The Company has completed an assessment of its core financial and operational software systems and has found them already in compliance, or the necessary steps to bring them into compliance have been identified. These tasks are scheduled for completion by September 1998. The Company believes that the successful completion of these tasks will mitigate any critical Year 2000 issues. However, if these tasks are not completed on time, the Year 2000 issue could have a material impact on the Company's ability to meet financial and reporting requirements. It should not impact the Company's ability to continue exploration, drilling, production, or sales activities.



     Assessment of other less critical software systems and various types of equipment is continuing and should be completed in March 1998. The Company believes that the potential impact, if any, of these systems not being Year 2000 compliant will at most require employees to manually complete otherwise automated tasks or calculations.



     Following the completion of the aforementioned assessment, the Company will initiate formal communication with its significant suppliers, business partners and customers to determine the extent to which the Company is vulnerable to those third parties' failure to correct their own Year 2000 issues. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems would not have a material adverse effect on the Company. The Company has determined it has no exposure to contingencies related to the Year 2000 issue for the products it has sold.



     The Company will utilize both internal and external resources to complete tasks and perform testing necessary to address the Year 2000 issue. The Company plans to complete the Year 2000 project no later than December 31, 1998. Completion of the Year 2000 project is based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.


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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                               PAGE
                                                               ----
Consolidated Financial Statements:
  Report of Independent Accountants for the Years Ended June
     30, 1997 and 1996......................................    25
  Report of Independent Accountants for the Year Ended June
     30, 1995...............................................    26
  Consolidated Balance Sheets June 30, 1997 and 1996........    27
  Consolidated Statements of Operations for the Years Ended
     June 30, 1997, 1996 and 1995...........................    28
  Consolidated Statements of Cash Flows for the Years Ended
     June 30, 1997, 1996 and 1995...........................    29
  Consolidated Statements of Stockholders' Equity for the
     Years Ended June 30, 1997, 1996 and 1995...............    31
  Notes to Consolidated Financial Statements................    32

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

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                   YEAR ENDED JUNE 30,
                                                             --------------------------------
                                                               1997         1996       1995
                                                             ---------    --------    -------
                                                                     ($ IN THOUSANDS)
COMMON STOCK:
  Balance, beginning of period...........................        3,008          58         51
  Issuance of 8,972,000 shares of Common Stock...........           90          --         --
  Issuance of 5,989,500 shares of Common Stock...........           --         299         --
  Exercise of stock options and warrants.................           12          79          7
  Change in par value....................................       (2,407)      2,572         --
                                                             ---------    --------    -------
  Balance, end of period.................................          703       3,008         58
                                                             =========    ========    =======
COMMON STOCK WARRANTS:
  Balance, beginning of period...........................           --          --          5
  Exercise of Common Stock Warrants......................           --          --         (5)
                                                             ---------    --------    -------
  Balance, end of period.................................           --          --         --
                                                             ---------    --------    -------
PAID-IN CAPITAL:
  Balance, beginning of period...........................    $ 136,782    $ 30,295    $28,243
  Exercise of stock options and warrants.................        1,375       1,910        823
  Issuance of Common Stock...............................      301,593     105,516         --
  Offering expenses and other............................      (13,974)     (6,317)        --
  Tax benefit from exercise of stock options.............        4,808       7,950      1,229
  Change in par value....................................        2,407      (2,572)        --
                                                             ---------    --------    -------
  Balance, end of period.................................      432,991     136,782     30,295
                                                             =========    ========    =======
ACCUMULATED EARNINGS (DEFICIT):
  Balance, beginning of period...........................       37,977      14,622      2,961
  Net income (loss)......................................     (183,377)     23,355     11,661
  Dividends on common stock of $0.02 per share...........       (1,405)         --         --
                                                             ---------    --------    -------
  Balance, end of period.................................     (146,805)     37,977     14,622
                                                             ---------    --------    -------
TOTAL STOCKHOLDERS' EQUITY...............................    $ 286,889    $177,767    $44,975
                                                             =========    ========    =======

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

  Principles of Consolidation


     The accompanying consolidated financial statements of Chesapeake Energy Corporation (the "Company" or "Parent") include the accounts of its wholly owned subsidiaries Chesapeake Operating, Inc. ("COI"), Chesapeake Exploration Limited Partnership ("CEX"), a limited partnership, Chesapeake Louisiana, L.P. ("CLLP"), a limited partnership, Chesapeake Gas Development Corporation ("CGDC"), Chesapeake Energy Marketing, Inc. ("CEMI"), Chesapeake Canada Corporation ("CCC"), Chesapeake Energy Louisiana Corporation ("CELC"), Lindsay Oil Field Supply, Inc.("LOF"), Sander Trucking Company, Inc. ("STCO") and subsidiaries of those entities. As of June 30, 1997, CGDC had been merged into CEX, and LOF and STCO had been dissolved. All significant intercompany accounts and transactions have been eliminated.


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

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

  Oil and Gas Properties


     The Company follows the full cost method of accounting under which all costs associated with property acquisition, exploration and development activities are capitalized. The Company capitalizes internal costs that can be directly identified with its acquisition, exploration and development activities and does not include any costs related to production, general corporate overhead or similar activities (see Note 11). Capitalized costs are amortized on a composite unit-of-production method based on proved oil and gas reserves. The Company's oil and gas reserves are estimated annually by independent petroleum engineers as well as the Company's internal engineers. The average composite rates used for depreciation, depletion and amortization were $1.31, $0.85 and $0.80 per equivalent Mcf in 1997, 1996, and 1995, respectively. Proceeds from the sale of properties are accounted for as reductions to capitalized costs unless such sales involve a significant change in the relationship between costs and the value of proved reserves or the underlying value of unproved properties, in which case a gain or loss is recognized. The costs of unproved properties are excluded from amortization until the properties are evaluated. The Company reviews all of its unevaluated properties quarterly to determine whether or not and to what extent proved reserves have been assigned to the properties, and otherwise if impairment has occurred. Unevaluated properties are grouped by major producing area where individual property costs are not significant, and assessed individually when individual costs are significant. The Company reviews the carrying value of its oil and gas properties under the full cost accounting rules of the Securities and Exchange Commission on a quarterly basis. Under these rules, capitalized costs, less accumulated amortization and related deferred income taxes, shall not exceed an amount equal to the sum of the present value of estimated future net revenues less estimated future expenditures to be incurred in developing and producing the proved reserves, less any related income tax effects. At June 30, 1997, capitalized costs of oil and gas properties exceeded the estimated present value of future net revenues from the Company's proved reserves, net of related income tax considerations, resulting in a fourth quarter writedown in the carrying value of oil and gas properties of $236 million.


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
                                                      ======

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

  Capitalized Interest

     During fiscal 1997, 1996 and 1995, interest of approximately $12,935,000, $6,428,000 and $1,574,000 was capitalized on significant investments in unproved properties that are not being currently depreciated, depleted, or amortized and on which exploration activities are in progress.

  Service Operations

     Certain subsidiaries of the Company performed contractual services on wells the Company operated as well as for third parties until June 30, 1996. Oil and gas service operations revenues and costs and expenses reflected in the accompanying consolidated statements of operations include amounts derived from certain of the contractual services provided. The Company's economic interest in its oil and gas properties is not affected by the performance of these contractual services and all intercompany profits have been eliminated.

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

Gas Imbalances -- Revenue Recognition

     Revenues from the sale of oil and gas production are recognized when title passes, net of royalties. The Company follows the "sales method" of accounting for its gas revenue whereby the Company recognizes sales revenue on all gas sold to its purchasers, regardless of whether the sales are proportionate to the Company's

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES ownership in the property. A liability is recognized only to the extent that the Company has a net imbalance in excess of the reserves on the underlying properties. The Company's net imbalance positions at June 30, 1997 and 1996 were not material.

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

     On May 25, 1995, the Company issued $90 million principal amount of 10.5% Senior Notes due 2002 ("10.5% Senior Notes"). The 10.5% Senior Notes are redeemable at the option of the Company at any time on or after June 1, 1999. The Company may also redeem at its option at any time on or prior to June 1, 1998

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES up to $30 million of the 10.5% Senior Notes at 110% of the principal amount thereof with the proceeds of an equity offering.

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

4. CONTINGENCIES AND COMMITMENTS


     The Company and certain of its officers and directors are currently involved in various purported class actions alleging violations of the Securities Exchange Act of 1934. The plaintiffs assert that the defendants made materially false and misleading statements and failed to disclose material facts about the success of the Company's exploration efforts, principally in the Louisiana Trend. As a result, the complaints allege, the price of the Company's common stock was artificially inflated during periods beginning as early as January 25, 1996 and ending on June 27, 1997, when the Company issued a press release announcing disappointing drilling results in the Louisiana Trend and a full-cost ceiling writedown to be reflected in its June 30, 1997 financial statements. The plaintiffs further allege that certain of the named individual defendants sold common stock during the class period when they knew or should have known adverse nonpublic information. Each case seeks a determination that the suit is a proper class action, certification of the plaintiff as a class representative and damages in an unspecified amount, together with costs of litigation, including attorneys' fees. The Company and the individual defendants believe that these actions are without merit, and intend to defend against them vigorously. No estimate of loss or range of estimate of loss, if any, can be made at this time.



     On October 15, 1996, Union Pacific Resources Company ("UPRC") filed suit against the Company in the U.S. District Court for the Northern District of Texas, Fort Worth Division alleging (a) infringement and inducing infringement of UPRC's claim to a patent (the "UPRC Patent") for an invention involving a method of maintaining a borehole in a stratigraphic zone during drilling, and
(b) tortious interference with certain business relations between UPRC and certain of its former employees. UPRC's claims against the Company are based on services provided by a third party vendor to the Company. UPRC is seeking injunctive relief, damages of an unspecified amount, including actual, enhanced, consequential and punitive damages, interest, costs and attorneys' fees. The Company believes that it has meritorious defenses to UPRC's allegations and has requested the court to declare the UPRC Patent invalid. The Company has also filed a motion to limit the scope of UPRC's claims and for summary judgment. No estimate of loss or range of estimate of loss, if any, can be made at this time.


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

  Stock Option Plans

     Under the Company's 1992 Incentive Stock Option Plan (the "ISO Plan"), options to purchase Common Stock may be granted only to employees of the Company and its subsidiaries. Subject to any adjustment as provided by the ISO Plan, the aggregate number of shares which may be issued and sold may not exceed 3,762,000 shares. The maximum period for exercise of an option may not be more than 10 years (or five years for an optionee who owns more than 10% of the Common Stock) from the date of grant, and the exercise price may not be less than the fair market value of the shares underlying the options on the date of grant (or 110% of such value for an optionee who owns more than 10% of the Common Stock). Options granted become exercisable at dates determined by the Stock Option Committee of the Board of Directors. No options may be granted under the ISO Plan after December 16, 1994.

     Under the Company's 1992 Nonstatutory Stock Option Plan (the "NSO Plan"), non-qualified options to purchase Common Stock may be granted only to directors and consultants of the Company. Subject to any adjustment as provided by the NSO Plan, the aggregate number of shares which may be issued and sold may not exceed 3,132,000 shares. The maximum period for exercise of an option may not be more than 10 years from the date of grant, and the exercise price may not be less than the fair market value of the shares underlying the options on the date of grant. Options granted become exercisable at dates determined by the Stock Option Committee of the Board of Directors. No options may be granted under the NSO Plan after December 10, 2002.

     Under the Company's 1994 Stock Option Plan (the "1994 Plan"), and its 1996 Stock Option Plan (the "1996 Plan"), incentive and nonqualified stock options to purchase Common Stock may be granted to employees of the Company and its subsidiaries. Subject to any adjustment as provided by the respective plans, the aggregate number of shares which may be issued and sold may not exceed 4,886,910 shares under the 1994 Plan and 6,000,000 shares under the 1996 Plan. The maximum period for exercise of an option may not be more than 10 years from the date of grant, and the exercise price may not be less than the fair market value of the shares underlying the options on the date of grant. Options granted become exercisable at dates determined by the Stock Option Committee of the Board of Directors. No options may be granted under the 1994 Plan after December 16, 2004 or under the 1996 Plan after October 14, 2006.

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


     The Company has entered into a curve lock for 4.9 Bcf of gas which allows the Company the option to hedge April 1999 through November 1999 gas based upon a negative $0.285 differential to December 1998 gas any time between the strike date and December 1998. A curve lock is a swap arrangement which allows the Company to hedge the price differential between one commodity contract period and another.



     Gains or losses on the crude oil and natural gas hedging transactions, including "cancelled" swaps, are not recognized immediately in income, but are deferred and recognized as price adjustments in the month of related future production. The Company estimates that had all of the crude oil and natural gas swap agreements in effect for production periods beginning July 1, 1997 terminated on June 30, 1997, based on the closing prices for NYMEX futures contracts as of that date, the Company would have paid the counterparty approximately $185,000, which would have represented the "fair value" at that date. These agreements were not terminated. The fair value of hedging instruments at June 30, 1996 was a loss of approximately $4.6 million.


     Periodically, the Company's oil and gas marketing subsidiary CEMI enters into various hedging transactions designed to hedge against physical purchase commitments made by CEMI. Gains or losses on these transactions are recorded as adjustments to Oil and Gas Marketing Sales in the consolidated statements of operations and are not considered by management to be material.

  Concentration of Credit Risk

     Other financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash, short-term investments in debt instruments and trade receivables. The Company's accounts receivable are primarily from purchasers of oil and natural gas products and exploration and production companies which own interests in properties operated by the Company. The industry concentration has the potential to impact the Company's overall exposure to credit risk, either positively or negatively, in

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES that the customers may be similarly affected by changes in economic, industry or other conditions. The Company generally requires letters of credit for receivables from customers which are not considered investment grade, unless the credit risk can otherwise be mitigated. The cash and investments in debt securities are with major banks or institutions with high credit ratings.

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

          3. Exhibits. The following exhibits are filed herewith pursuant to the requirements of Item 601 of Regulation S-K:


        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          3.1            -- Registrant's Certificate of Incorporation. Incorporated
                            herein by reference to Exhibit 3.1 to Registrant's
                            quarterly report on Form 10-Q for the quarter ended
                            December 31, 1996.
          3.2            -- Registrant's Bylaws. Incorporated herein by reference to
                            Exhibit 3.2 to Registrant's registration statement on
                            Form 8-B (No. 001-13726).
          4.1            -- Indenture dated as of March 15, 1997 among the
                            Registrant, as issuer, Chesapeake Operating, Inc.,
                            Chesapeake Gas Development Corporation and Chesapeake
                            Exploration Limited Partnership, as Subsidiary
                            Guarantors, and United States Trust Company of New York,
                            as Trustee, with respect to 7.875% Senior Notes due 2004.
                            Incorporated herein by reference to Exhibit 4.1 to
                            Registrant registration statement on Form S-4 (No.
                            333-24995).
          4.2            -- Indenture dated as of March 15, 1997 among the
                            Registrant, as issuer, Chesapeake Operating, Inc.,
                            Chesapeake Gas Development Corporation and Chesapeake
                            Exploration Limited Partnership, as Subsidiary
                            Guarantors, and United States Trust Company of New York,
                            as Trustee, with respect to 8.5% Senior Notes due 2012.
                            Incorporated herein by reference to Exhibit 4.1.3 to
                            Registrant registration statement on Form S-4 (No.
                            333-24995).
          4.3            -- Indenture dated as of May 15, 1995 among Chesapeake
                            Energy Corporation, its subsidiaries signatory thereto as
                            Subsidiary Guarantors and United States Trust Company of
                            New York, as Trustee, with respect to 10.5% Senior Notes
                            due 2002. Incorporated herein by reference to Exhibit 4.3
                            to Registrant's registration statement on Form S-4 (No.
                            33-93718).
          4.4            -- Indenture dated April 1, 1996 among Chesapeake Energy
                            Corporation, its subsidiaries signatory thereto as
                            Subsidiary Guarantors and United States Trust Company of
                            New York, as Trustee, with respect to 9.125% Senior Notes
                            due 2006. Incorporated herein by reference to Exhibit 4.6
                            to Registrant's registration statement on Form S-3
                            Registration Statement (No. 333-1588)
          4.5            -- Agreement to furnish copies of unfiled long-term debt
                            instruments.
          4.8            -- Stock Registration Agreement dated May 21, 1992 between
                            Chesapeake Energy Corporation and various lenders, as
                            amended by First Amendment thereto dated May 26, 1992.
                            Incorporated herein by reference to Exhibits 10.26.1 and
                            10.26.2 to Registrant's registration statement on Form
                            S-1 (No. 33-55600).
         10.1.1+         -- Registrant's 1992 Incentive Stock Option Plan.
                            Incorporated herein by reference to Exhibit 10.1.1 to
                            Registrant's registration statement on Form S-4 (No.
                            33-93718).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.1.2+         -- Registrant's 1992 Nonstatutory Stock Option Plan, as
                            amended. Incorporated herein by reference to Exhibit
                            10.1.2 to Registrant's quarterly report on Form 10-Q for
                            the quarter ended December 31, 1996.
         10.1.3+         -- Registrant's 1994 Stock Option Plan, as amended.
                            Incorporated herein by reference to Exhibit 10.1.3 to
                            Registrant's quarterly report on Form 10-Q for the
                            quarter ended December 31, 1996.
         10.1.4+         -- Registrant's 1996 Stock Option Plan. Incorporated herein by reference to Registrant's Proxy Statement for its 1996
                            Annual Meeting of Shareholders.
         10.1.4.1        -- Amendment to the Chesapeake Energy Corporation 1996 Stock
                            Option Plan.
         10.2.1+         -- Employment Agreement dated as of July 1, 1997 between
                            Aubrey K. McClendon and Chesapeake Energy Corporation.
         10.2.2+         -- Employment Agreement dated as of July 1, 1997 between Tom
                            L. Ward and Chesapeake Energy Corporation.
         10.2.3+         -- Employment Agreement dated as of July 1, 1997 between
                            Marcus C. Rowland and Chesapeake Energy Corporation.
         10.2.4+         -- Employment Agreement dated as of July 1, 1995 between
                            Steven C. Dixon and Chesapeake Energy Corporation.
                            Incorporated herein by reference to Exhibit 10.2.4 to
                            Registrant's quarterly report on Form 10-Q for the
                            quarter ended September 30, 1995.
         10.2.5+         -- Employment Agreement dated as of July 1, 1997 between J.
                            Mark Lester and Chesapeake Energy Corporation.
         10.2.6+         -- Employment Agreement dated as of July 1, 1997 between
                            Henry J. Hood and Chesapeake Energy Corporation.
         10.2.7+         -- Employment Agreement dated as of July 1, 1997 between
                            Ronald A. Lefaive and Chesapeake Energy Corporation.
         10.2.8+         -- Employment Agreement dated as of July 1, 1997 between
                            Martha A. Burger and Chesapeake Energy Corporation.
         10.3+           -- Form of Indemnity Agreement for officers and directors of
                            Registrant and its subsidiaries. Incorporated herein by
                            reference to Exhibit 10.30 to Registrant's registration
                            statement on Form S-1 (No. 33-55600).
         10.9            -- Indemnity and Stock Registration Agreement, as amended by
                            First Amendment (Revised) thereto, dated as of February
                            12, 1993, and as amended by Second Amendment thereto
                            dated as of October 20, 1995, among Chesapeake Energy
                            Corporation, Chesapeake Operating, Inc., Chesapeake
                            Investments, TLW Investments, Inc., et al. Incorporated
                            herein by reference to Exhibit 10.35 to Registrant's
                            annual report on Form 10-K for the year ended June 30,
                            1993 and Exhibit 10.4.1 to Registrant's quarterly report
                            on Form 10-Q for the quarter ended December 31, 1995.
         10.10           -- Partnership Agreement of Chesapeake Exploration Limited
                            Partnership dated December 27, 1994 between Chesapeake
                            Energy Corporation and Chesapeake Operating, Inc.
                            Incorporated herein by reference to Exhibit 10.10 to
                            Registrant's registration statement on Form S-4 (No.
                            33-93718).
         10.11           -- Amended and Restated Limited Partnership Agreement of
                            Chesapeake Louisiana, L.P. dated June 30, 1997 between
                            Chesapeake Operating, Inc. and Chesapeake Energy
                            Louisiana Corporation.
         11              -- Statement of Net Income (Loss) Per Share.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         21              -- Subsidiaries of Registrant
         23.1*           -- Consent of Coopers & Lybrand L.L.P.
         23.2*           -- Consent of Price Waterhouse LLP
         23.3*           -- Consent of Williamson Petroleum Consultants, Inc.
         27              -- Financial Data Schedule


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

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment on Form 10-K/A to be signed on its behalf by the undersigned thereunto duly authorized on February 11, 1998.


                                            CHESAPEAKE ENERGY CORPORATION


                                            By    /s/ MARCUS C. ROWLAND





                                             -----------------------------------


                                                      Marcus C. Rowland


                                              Senior Vice President -- Finance
                                                              and


                                                   Chief Financial Officer


                                                (Principal Financial Officer)

                               INDEX TO EXHIBITS


        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          3.1            -- Registrant's Certificate of Incorporation. Incorporated
                            herein by reference to Exhibit 3.1 to Registrant's
                            quarterly report on Form 10-Q for the quarter ended
                            December 31, 1996.
          3.2            -- Registrant's Bylaws. Incorporated herein by reference to
                            Exhibit 3.2 to Registrant's registration statement on
                            Form 8-B (No. 001-13726).
          4.1            -- Indenture dated as of March 15, 1997 among the
                            Registrant, as issuer, Chesapeake Operating, Inc.,
                            Chesapeake Gas Development Corporation and Chesapeake
                            Exploration Limited Partnership, as Subsidiary
                            Guarantors, and United States Trust Company of New York,
                            as Trustee, with respect to 7.875% Senior Notes due 2004.
                            Incorporated herein by reference to Exhibit 4.1 to
                            Registrant registration statement on Form S-4 (No.
                            333-24995).
          4.2            -- Indenture dated as of March 15, 1997 among the
                            Registrant, as issuer, Chesapeake Operating, Inc.,
                            Chesapeake Gas Development Corporation and Chesapeake
                            Exploration Limited Partnership, as Subsidiary
                            Guarantors, and United States Trust Company of New York,
                            as Trustee, with respect to 8.5% Senior Notes due 2012.
                            Incorporated herein by reference to Exhibit 4.1.3 to
                            Registrant registration statement on Form S-4 (No.
                            333-24995).
          4.3            -- Indenture dated as of May 15, 1995 among Chesapeake
                            Energy Corporation, its subsidiaries signatory thereto as
                            Subsidiary Guarantors and United States Trust Company of
                            New York, as Trustee, with respect to 10.5% Senior Notes
                            due 2002. Incorporated herein by reference to Exhibit 4.3
                            to Registrant's registration statement on Form S-4 (No.
                            33-93718).
          4.4            -- Indenture dated April 1, 1996 among Chesapeake Energy
                            Corporation, its subsidiaries signatory thereto as
                            Subsidiary Guarantors and United States Trust Company of
                            New York, as Trustee, with respect to 9.125% Senior Notes
                            due 2006. Incorporated herein by reference to Exhibit 4.6
                            to Registrant's registration statement on Form S-3
                            Registration Statement (No. 333-1588)
          4.5            -- Agreement to furnish copies of unfiled long-term debt
                            instruments.
          4.8            -- Stock Registration Agreement dated May 21, 1992 between
                            Chesapeake Energy Corporation and various lenders, as
                            amended by First Amendment thereto dated May 26, 1992.
                            Incorporated herein by reference to Exhibits 10.26.1 and
                            10.26.2 to Registrant's registration statement on Form
                            S-1 (No. 33-55600).
         10.1.1+         -- Registrant's 1992 Incentive Stock Option Plan.
                            Incorporated herein by reference to Exhibit 10.1.1 to
                            Registrant's registration statement on Form S-4 (No.
                            33-93718).
         10.1.2+         -- Registrant's 1992 Nonstatutory Stock Option Plan, as
                            amended. Incorporated herein by reference to Exhibit
                            10.1.2 to Registrant's quarterly report on Form 10-Q for
                            the quarter ended December 31, 1996.
         10.1.3+         -- Registrant's 1994 Stock Option Plan, as amended.
                            Incorporated herein by reference to Exhibit 10.1.3 to
                            Registrant's quarterly report on Form 10-Q for the
                            quarter ended December 31, 1996.
         10.1.4+         -- Registrant's 1996 Stock Option Plan. Incorporated herein by reference to Registrant's Proxy Statement for its 1996
                            Annual Meeting of Shareholders.
         10.1.4.1        -- Amendment to the Chesapeake Energy Corporation 1996 Stock
                            Option Plan.
         10.2.1+         -- Employment Agreement dated as of July 1, 1997 between
                            Aubrey K. McClendon and Chesapeake Energy Corporation.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.2.2+         -- Employment Agreement dated as of July 1, 1997 between Tom
                            L. Ward and Chesapeake Energy Corporation.
         10.2.3+         -- Employment Agreement dated as of July 1, 1997 between
                            Marcus C. Rowland and Chesapeake Energy Corporation.
         10.2.4+         -- Employment Agreement dated as of July 1, 1995 between
                            Steven C. Dixon and Chesapeake Energy Corporation.
                            Incorporated herein by reference to Exhibit 10.2.4 to
                            Registrant's quarterly report on Form 10-Q for the
                            quarter ended September 30, 1995.
         10.2.5+         -- Employment Agreement dated as of July 1, 1997 between J.
                            Mark Lester and Chesapeake Energy Corporation.
         10.2.6+         -- Employment Agreement dated as of July 1, 1997 between
                            Henry J. Hood and Chesapeake Energy Corporation.
         10.2.7+         -- Employment Agreement dated as of July 1, 1997 between
                            Ronald A. Lefaive and Chesapeake Energy Corporation.
         10.2.8+         -- Employment Agreement dated as of July 1, 1997 between
                            Martha A. Burger and Chesapeake Energy Corporation.
         10.3+           -- Form of Indemnity Agreement for officers and directors of
                            Registrant and its subsidiaries. Incorporated herein by
                            reference to Exhibit 10.30 to Registrant's registration
                            statement on Form S-1 (No. 33-55600).
         10.9            -- Indemnity and Stock Registration Agreement, as amended by
                            First Amendment (Revised) thereto, dated as of February
                            12, 1993, and as amended by Second Amendment thereto
                            dated as of October 20, 1995, among Chesapeake Energy
                            Corporation, Chesapeake Operating, Inc., Chesapeake
                            Investments, TLW Investments, Inc., et al. Incorporated
                            herein by reference to Exhibit 10.35 to Registrant's
                            annual report on Form 10-K for the year ended June 30,
                            1993 and Exhibit 10.4.1 to Registrant's quarterly report
                            on Form 10-Q for the quarter ended December 31, 1995.
         10.10           -- Partnership Agreement of Chesapeake Exploration Limited
                            Partnership dated December 27, 1994 between Chesapeake
                            Energy Corporation and Chesapeake Operating, Inc.
                            Incorporated herein by reference to Exhibit 10.10 to
                            Registrant's registration statement on Form S-4 (No.
                            33-93718).
         10.11           -- Amended and Restated Limited Partnership Agreement of
                            Chesapeake Louisiana, L.P. dated June 30, 1997 between
                            Chesapeake Operating, Inc. and Chesapeake Energy
                            Louisiana Corporation.
         11              -- Statement of Net Income (Loss) Per Share.
         21              -- Subsidiaries of Registrant
         23.1*           -- Consent of Coopers & Lybrand L.L.P.
         23.2*           -- Consent of Price Waterhouse LLP
         23.3*           -- Consent of Williamson Petroleum Consultants, Inc.
         27              -- Financial Data Schedule


---------------


* Filed herewith.



+ Management contract or compensatory plan or arrangement.