Form 10-KT
period 1997-12-31
CHESAPEAKE ENERGY CORP
filed 1998-03-31
CIK 895126

                                                            MASTER - MARCH 30 AM
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[ ] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


[X] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the Transition Period from July 1, 1997 to December 31, 1997

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

          Securities registered pursuant to Section 12(b) of the Act:



                                                     NAME OF EACH EXCHANGE
    TITLE OF EACH CLASS                               ON WHICH REGISTERED
    -------------------                               -------------------
Common Stock, par value $.01                        New York Stock Exchange
9.125% Senior Notes due 2006                        New York Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:

                                      NONE

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item
405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of Common Stock held by non-affiliates on March 25, 1998 was $452,116,000. At such date, there were 100,102,000 shares of
Common Stock issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

      PORTIONS OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR THE 1998 ANNUAL MEETING OF SHAREHOLDERS ARE INCORPORATED BY REFERENCE IN PART III

--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

  Chesapeake Energy Corporation ("Chesapeake" or the "Company") is an independent oil and gas company engaged in the exploration, production, development and acquisition of oil and natural gas in major onshore producing areas of the United States and Canada.

  The Company has changed its fiscal year end from June 30 to December 31. This Transition Report on Form 10-K relates to the six months ended December 31, 1997 (the "Transition Period").

  From inception in 1989 through December 31, 1997, Chesapeake drilled and participated in a total of 824 gross (334 net) wells, of which 768 gross (312 net) wells were completed. From June 30, 1990 to December 31, 1997, the Company's estimated proved reserves increased to 448 Bcfe from 11 Bcfe and total assets increased to $953 million from $8 million. Despite this overall favorable record of growth, in fiscal 1997 and in the Transition Period, the Company incurred net losses of $183 million and $32 million, respectively, primarily as a result of $236 million and $110 million, respectively, impairments of its oil and gas properties. The impairments were the amounts by which the Company's capitalized costs of oil and gas properties exceeded the estimated present value of future net revenues from its proved reserves at June 30, 1997 and at December 31, 1997, respectively. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations -- Impairment of Oil and Gas Properties".

  In response to the losses, Chesapeake significantly revised its business strategy during the Transition Period. These revisions included (i) reducing the size and risk of its exploratory drilling program, especially in the Louisiana Trend, (ii) acquiring significant quantities of long-lived natural gas reserves, particularly in the Mid-Continent region of the U.S., (iii) building a larger inventory of lower risk drilling opportunities through acquisitions and joint ventures and (iv) reducing its capital expenditure budget for exploration and development to more closely match anticipated cash flow from operations.

  The Company has acquired or has agreed to acquire a substantial amount of proved oil and gas reserves through mergers and acquisitions of oil and gas properties. Since October 1997, the Company has entered into 10 transactions to acquire approximately 716 Bcfe of estimated proved reserves (the "Acquisitions") at an estimated cost of $717 million. Of these transactions, one was closed in December 1997, three were closed in the first quarter of 1998 and six are pending. These transactions are discussed in more detail under "Recent and Pending Acquisitions."

  Reference is made to the "Glossary" that appears at the end of this Item 1 for definitions of certain terms used in this Form 10-K.

DESCRIPTION OF BUSINESS

  Since its inception in 1989 through mid-1997, Chesapeake's primary business strategy was growth through the drillbit. Using this strategy, the Company rapidly expanded its reserves and production through an aggressive drilling program. However, in mid-1997 the Company's drilling disappointments in Louisiana and the industry's escalating drilling and completion costs caused management to change the Company's business strategy. The Company is now focused on acquiring proved developed reserves, primarily in the Mid-Continent Region of the United States and in Western Canada, and increasing its portfolio of low to moderate risk drilling opportunities.

  Management believes that attractive opportunities exist to consolidate assets onshore in the U.S., particularly in the Mid-Continent Region. This area is characterized by long-life natural gas reserves that typically have multiple producing formations. Management believes that consolidation of reserves in this area will add significant value through greater operating efficiencies and the application of horizontal drilling and 3-D seismic to previously underdeveloped properties. In addition, long-life natural gas reserves provide a solid foundation for higher-risk exploration activities and provide the opportunity to benefit from potentially higher natural gas prices in the future. The Company has made substantial progress in building a long-life reserve base by acquiring or agreeing to acquire approximately 716 Bcfe of proved reserves for an estimated $717 million since October 1997.

  In pursuing its revised strategy, the Company has better positioned itself to pursue opportunities that provide the highest risk-adjusted returns, either through the drillbit or acquisitions. Further, the Company believes its substantial drilling expertise and strong exploration staff will allow it to more fully exploit acquired assets. Finally, the long-lived nature of the assets acquired allows the Company greater capital investment flexibility in times of low commodity prices without experiencing a significant decline in production.

  The following table sets forth the Company's estimated proved reserves (net of interests of other working and royalty interest owners and others entitled to share in production), the related present value (discounted at 10%) of the proved reserves, and the estimated capital expenditures required to develop the Company's proved undeveloped reserves at December 31, 1997, and does not include approximately 690 Bcfe of proven reserves acquired or to be acquired after December 31, 1997.


                                                                                                  ESTIMATED
                                                                        PERCENT     PRESENT       CAPEX TO
                                                               GAS        OF         VALUE         DEVELOP
                                         OIL         GAS   EQUIVALENT   PROVED   (DISC. @ 10%)      PUD'S
      AREAS                            (MBBL)      (MMCF)    (MMCFE)   RESERVES  ($ IN 000'S)    ($ IN 000'S)
      -----                           -------      ------  ----------  --------- -------------   ------------
Mid-Continent Region............       5,832      184,313    219,305       49%      186,732          64,626
Austin Chalk Trend..............       8,694      138,362    190,526       43       233,601          74,351
Other areas.....................       3,700       16,443     38,643        8        46,176          13,944
                                      ------      -------    -------    -----       -------         -------
          Total.................      18,226      339,118    448,474      100%      466,509         152,921
                                      ======      =======    =======     ====       =======         =======


PRIMARY OPERATING AREAS

  The Company's strategy is to focus its acquisition and drilling efforts in three areas: (i) the Mid-Continent Region (consisting of Oklahoma, southwestern Kansas and the Texas Panhandle), (ii) the Austin Chalk Trend in Texas and Louisiana, and (iii) the western Canadian provinces of Alberta and British Columbia. In addition, the Company will selectively pursue exploration projects such as the Tuscaloosa Trend in Louisiana, the Deep Wilcox project in Wharton County, Texas, and the Lovington project in New Mexico.

  Mid-Continent Region. The Company's Mid-Continent Region assets represented 49% of the Company's total proved reserves as of December 31, 1997. The Company has entered into seven transactions involving the acquisition of Mid-Continent properties during the past six months. Of these acquisitions, only the AnSon acquisition was included in the Company's
December 31, 1997 proved reserves. Set forth below is a table which summarizes the Company's announced Mid-Continent transactions:

                                                                                                     Estimated
                                                                                 Estimated Proved    Proved Reserves
                                                                                 Reserves as of      Acquisition
                                                           Primary Area          December 31, 1997   Cost
Seller                    Date Announced  Status           of Operation          (in Bcfe)           (in millions)
--------------------      --------------  ----------------------------------------------------------------------------
AnSon Production          October 1997    Closed           Deep Anadarko Basin         26               $36(1)
Corporation                               December 1997

DLB Oil and Gas,          October 1997    Pending;         Southern and               110              $122(1)
Inc.                                      scheduled to     Northwestern Oklahoma
                                          close
                                          April 1998

Hugoton Energy            November 1997   Closed           Southwestern Kansas,       246              $306(1)
Corporation                               March 1998       Northwestern
                                                           Oklahoma,
                                                           Texas Panhandle

EnerVest Management       January 1998    Closed           Deep Anadarko Basin         43              $ 38
Company, L.L.C.                           February 1998

MC Panhandle Corp.        March 1998      Pending;         Texas Panhandle            108              $100(1)
(a wholly-owned                           scheduled to
subsidiary of                             close
Occidental Petroleum                      May 1998
Corporation)

Gothic Energy             March 1998      Pending;         Arkoma and                  52(2)           $ 20
Corporation                               scheduled to     Anadarko Basins
                                          close
                                          April 1998

Miscellaneous             March 1998      Pending;         Arkoma and                  35              $ 34
(two transactions)                        scheduled to     Anadarko Basins
                                          close
                                          May 1998

                                                                                      --------         ----
                                                           Totals                     620 Bcfe         $656
                                                                                      ========         ====

------------

(1) Excludes other assets of $7 million for AnSon, $10 million for DLB, $20 million for Hugoton and $5 million for MC Panhandle. Also excludes estimated transaction fees and expenses.

(2) Includes an estimated 30 Bcfe of proved undeveloped reserves associated with a 50% interest in a five-year drilling and acquisitions participation agreement.

  Pro forma for the Acquisitions, the Company's proved reserves as of December 31, 1997 were approximately 1,138 Bcfe, of which 811 Bcfe, or 71%, are located in the Mid-Continent.

  In the Transition Period, the Company invested approximately $67 million to drill 18 gross (11.8 net) wells in the Mid-Continent. The Company has budgeted approximately $88 million for the Mid-Continent during 1998, representing approximately 38% of the Company's total budget for exploration and development activities during the year. The Company anticipates the Mid-Continent will contribute approximately 63 Bcfe of production, pro forma for the Acquisitions, during 1998, or 47% of expected total production.

  Austin Chalk Trend. Chesapeake's second largest concentration of reserves and its highest concentration of present value (as of December 31, 1997 and before giving effect to the Acquisitions) is located in the Austin Chalk Trend, which consists of the Giddings Field in Texas and the central portion of Louisiana and far southeast Texas (the "Louisiana Trend"). The Company's activities in the Louisiana Trend are concentrated in the Masters Creek area of central Louisiana.

  The Company initiated its exploration and development efforts in the Giddings Field in 1992 and peak activity occurred in 1994 and 1995. From 1992 through December 31, 1997, the Company drilled 226 wells in this area with a 97% success rate. During the Transition Period, the Giddings Field contributed approximately 16.6 Bcfe, or 43% of the Company's total production. The Company expects production to decline in this relatively mature area in 1998. In the Transition Period, the Company invested approximately $13 million to drill 11 gross (4.2 net) wells in Giddings. The Company has budgeted approximately
$12 million to drill 8 gross (3.9 net) wells in Giddings during 1998.

  In late 1994, Occidental Petroleum Corporation ("Occidental") drilled a significant horizontal Austin Chalk discovery well in the Masters Creek area. Chesapeake responded to Occidental's announcement by extensively reviewing and analyzing vertical drilling reports, electric logs, mud logs, seismic data and production records to arrive at a geological conclusion that the Austin Chalk could be productive across a large portion of central and southeastern Louisiana. Accordingly, and in competition with Union Pacific Resources Company, Sonat, Inc., Occidental, Amoco Production Company, and others, Chesapeake invested approximately $149 million from fiscal 1995 through December 31, 1997 to acquire over 1.1 million acres of leasehold in the Louisiana Trend. Beginning in 1995 and continuing through December 31, 1997, Chesapeake expended an additional $215 million to initiate drilling efforts on 80 gross (37.9 net) exploratory and developmental wells to evaluate its leasehold position.

  From December 1996 through April 1997, the Company initiated drilling efforts on 15 of its exploratory wells in the Louisiana Trend. Between April 1997 and July 1997, the Company completed operations on 10 of these wells, eight of which were completed after June 1, 1997. Based upon the disappointing results from these wells, the Company made the determination that a significant amount of leasehold previously classified as unevaluated had become evaluated. This determination resulted in a transfer of approximately $91 million of previously unevaluated leasehold costs to the Company's full cost pool. Combined with disappointing drilling results, higher drilling costs and lower oil and gas prices, the Company incurred a $236 million full-cost ceiling writedown in the fourth quarter of fiscal 1997.

  At June 30, 1997, the Company had nine rigs operating in the Louisiana Trend. As a result of the disappointing results being encountered at that time, the Company began to reduce its exploration and development activities in Louisiana, and by March 20, 1998 the Company was operating six rigs in the Louisiana Trend.

  During the Transition Period, the Company completed operations on 11 wells in the Masters Creek area. Although 10 of the 11 wells were commercially productive, the $58 million of drilling costs incurred were higher and developed oil and gas reserves were lower than expected. The lower reserve quantities were due in part to lower oil prices at December 31, 1997. The Company incurred approximately $85 million in capital expenditures in the Louisiana Trend during the Transition Period and transferred approximately $11 million of leasehold costs from all areas of the Louisiana Trend to the amortization base of its full-cost pool.

  The Company intends to focus its Louisiana drilling in 1998 in the Masters Creek area and to allow others to lead the exploration of areas outside of Masters Creek. For 1998, the Company has budgeted $64 million to drill approximately 13 gross (10.7 net) wells targeting the Austin Chalk formation in the Louisiana Trend. This expenditure, in combination with anticipated seismic costs, represents approximately 27% of the Company's planned exploration and development capital expenditures for 1998. Although it has substantially reduced its budget for the Louisiana Trend, the Company believes there are significant economic drilling opportunities remaining in the Masters Creek area. Additionally, the Company is now completing the various 3-D seismic programs necessary to begin evaluating its Louisiana leasehold for potential Tuscaloosa exploration opportunities.

  Western Canada Region. During fiscal 1996 and 1997, the Company began to evaluate the possibility of developing a third core area of operations in western Canada. Management believes the North American gas market is significantly tightening and as a result, Canadian natural gas prices, which have significantly lagged U.S. natural gas prices during the past 15 years, should increase markedly in the next 12 months. Management also believes the exploration potential of western Canada exceeds the upside potential of most onshore areas in the U.S. The Company has recently entered into three transactions which have established a substantial presence in western Canada and expects to increase its natural gas assets in western Canada in 1998.
A summary of the Company's Canadian transactions to date are summarized below:


                                                                                          Estimated
                                                                        Estimated Proved  Proved Reserves
                                                                        Reserves as of    Acquisition
                                                  Primary Area          December 31, 1997 Cost
Seller           Date Announced    Status         of Operation          (in Bcfe)         (in millions)
------           --------------    -------------- --------------------- ----------------- ----------------
Pan East         November 1997     Closed         Western Alberta,      None; purchased           N/A
Petroleum Corp.                    December 1997  Northeastern British  19.9% of Pan
                                                  Columbia              East's common
                                                                        stock and
                                                                        entered into a
                                                                        two
                                                                        year, 50/50
                                                                        drilling
                                                                        and acquisitions
                                                                        participation agreement

Ranger Oil       January 1998      Closed         Northeastern          54                       $28(1)
Limited                            January 1998   British Columbia

Sunoma Energy    March 1998        Pending;       Northeastern          42                       $33
Corporation                        scheduled to   British Columbia
                                   close
                                   April 1998

                                                                        -------                  -----
                                                  Totals                96 Bcfe                  $61
                                                                        =======                  =====

(1) Excludes $20 million related to unevaluated leasehold and other assets.

OTHER OPERATING AREAS

  Tuscaloosa Trend. In 1997 Chesapeake initiated two large 3-D seismic projects to evaluate approximately 90,000 acres of leasehold in the Tuscaloosa Trend portion of Louisiana. The Tuscaloosa is one of the most prolific deep gas reservoirs located along the Gulf Coast and 3-D seismic has proven effective in reducing the risk associated with the exploration for deep gas reserves in the Tuscaloosa. The Company anticipates initiating its drilling program for the Tuscaloosa formation during 1998 and has budgeted $25 million to drill 4 wells.

  Permian Basin. In 1995 the Company initiated drilling activity in the Permian Basin in the Lovington area of Lea County, New Mexico. In this project, the Company is utilizing 3-D seismic technology to search for algal reef buildups that management believes have been overlooked in this portion of the Permian Basin because of inconclusive results provided by traditional 2-D seismic technology. During the Transition Period, the Company initiated 10 wells in the Lovington area, six of which were successfully completed, one was unsuccessful and three were drilling. The Company has budgeted approximately $17 million to drill 15 gross (10.0 net) wells and conduct seismic in this area during 1998.

  Wharton County, Texas. During fiscal 1997, the Company acquired approximately 25,000 net acres at a cost of approximately $29 million in Wharton County, Texas. This exploration project is seeking gas production from the shallower Frio and Yegua sands and from the Deep Wilcox at depths of up to 19,000 feet. The Company intends to participate with a 55% interest in an 85,000 acre 3-D seismic program with Coastal Oil & Gas Corporation, Seagull Energy Corporation and other industry partners during 1998 to delineate potential future drillsites in the vicinity of Coastal's Zeidman Trustee wells.

  Williston Basin. During fiscal 1996, Chesapeake began acquiring leasehold in the Williston Basin, located in eastern Montana and western North Dakota, and as of December 31, 1997 owned approximately 1.0 million gross (0.6 million net) acres. During the Transition Period, the Company drilled and successfully completed six wells targeting the Red River formation on the northern portion of its leasehold. The Company has budgeted $2 million to drill 2 gross (1.4 net) wells during 1998 in the Williston Basin.

RECENT AND PENDING ACQUISITIONS

  In October 1997, Chesapeake agreed to acquire by merger the Mid-Continent operations of DLB Oil & Gas, Inc. ("DLB"). In its Mid-Continent division, DLB owns approximately 110 Bcfe of proved reserves, nine gas gathering systems and a gas marketing subsidiary. Chesapeake will pay $17.5 million in cash and will issue five million shares of Chesapeake common stock as merger consideration to the shareholders of DLB and will assume approximately $85 million in debt at closing. The closing of the DLB acquisition, which is expected to occur in late April 1998, is subject to approval by DLB shareholders and other customary conditions. Certain shareholders of DLB, who collectively own approximately 78% of outstanding DLB common stock, have granted Chesapeake an irrevocable proxy to vote such shares in favor of the merger.

  In November 1997, Chesapeake agreed to acquire Hugoton Energy Corporation, which was closed on March 10, 1998. Each share of Hugoton common stock was converted into the right to receive 1.3 shares of Chesapeake common stock, resulting in the issuance of approximately 25.8 million shares of Chesapeake common stock. Excluding transaction fees, this transaction was valued at approximately $326 million, including the assumption of $120 million in bank debt at closing. Hugoton owns approximately 246 Bcfe of proved reserves in addition to its portfolio of undeveloped mineral interests, gas gathering systems, probable and possible reserves and other corporate assets.

  In December 1997, Chesapeake purchased from Pan East Petroleum Corp.
("Pan East"), a publicly-traded Canadian exploration and production company, 19.9% of Pan East's common stock for $22 million. The purpose of Chesapeake's investment was to assist Pan East in financing its share of the exploration, development and acquisition activities under a joint venture whereby Chesapeake has the right to participate as a non-operator with up to a 50% interest in all drilling activities and acquisitions made by Pan East during the two years ending December 31, 1999.

  In December 1997, Chesapeake acquired AnSon Production Corporation ("AnSon"), a privately owned oil and gas producer that owned estimated proved reserves of 26 Bcfe, substantial undeveloped mineral interests, and a gas marketing subsidiary. Consideration for the AnSon acquisition was approximately $43 million, consisting of 3,792,724 shares of Chesapeake common stock and cash consideration remaining to be paid in accordance with the terms of the merger agreement.

  In January 1998, Chesapeake entered into 40/60 alliance with Ranger Oil Limited ("Ranger") to jointly develop a 3.2 million acre area of mutual interest in the Helmet area of northeastern British Columbia. As part of the transaction, Chesapeake paid Ranger approximately $48 million to acquire 54 Bcfe of estimated proved reserves (100% natural gas), 160,000 net acres of leasehold, and 40% of Ranger's infrastructure in the area.

  In February 1998, Chesapeake purchased the Mid-Continent properties of privately owned EnerVest Management Company, L.L.C. for $38 million. The primarily undeveloped properties are located in the Anadarko Basin of Oklahoma, are 90% natural gas and consist of 43 Bcfe of estimated proved reserves.

  In March 1998, Chesapeake agreed to acquire all of the stock of MC Panhandle Corp., a wholly owned subsidiary of Occidental. Chesapeake has agreed to pay $105 million in cash for estimated proved reserves of approximately 108 Bcfe in the West Panhandle Field in Carson, Gray, Hutchinson and Moore Counties of the Texas Panhandle. The reserves are 100% natural gas, have an estimated reserve-to-production index of eight years, and are 85% proved developed producing. During 1997, the wells produced approximately 13 Bcf (36 MMcf of natural gas per day) net to Occidental's interest from 256 wells, of which all but two were operated by Occidental. Chesapeake will assume operations of the acquired wells and will own an average working interest and net revenue interest of 99.5% and 85.2%, respectively. The effective date of the transaction is January 1, 1998 with closing scheduled for late May 1998.

  In March 1998, Chesapeake agreed to acquire the British Columbia properties of Sunoma Energy Corporation for $33 million. Virtually all of the 42 Bcfe of estimated reserves to be acquired are associated with wells operated by Ranger in the Helmet area. The properties are 98% natural gas, have an estimated reserves-to-production index of 10 years. The transaction has an effective date of January 1, 1998, and is scheduled to close in late April 1998.

  In March 1998, Chesapeake agreed to acquire from Gothic Energy Corporation an estimated 22 Bcfe of proved natural gas reserves in the Arkoma Basin of Oklahoma for $20 million. Additionally, in conjunction with Chesapeake's agreement to purchase $50 million of Gothic's 12% preferred stock (with ten-year warrants to purchase 15% of Gothic's currently outstanding common stock for $0.01 per share), Chesapeake entered into a five year drilling and acquisitions participation agreement with Gothic. As part of the transactions, Gothic transferred to Chesapeake approximately 30 Bcfe of proved undeveloped reserves. The transaction has an effective date of January 1, 1998, and is scheduled to close in late April 1998.

  In March 1998, Chesapeake agreed to acquire approximately 35 Bcfe of estimated proved reserves in the Mid-Continent Region from two parties for $34 million. The properties are 85% natural gas and have an estimated reserves-to-production index of 10 years. The transactions have an effective date of January 1, 1998, and are scheduled to close in May 1998.

DRILLING ACTIVITY

  The following table sets forth the wells drilled by the Company during the periods indicated. In the table, "gross" refers to the total wells in which the Company has a working interest and "net" refers to gross wells multiplied by the Company's working interest therein.

                                      SIX MONTHS ENDED                YEAR ENDED JUNE 30,
                                        DECEMBER 31,    ----------------------------------------------
                                            1997            1997             1996             1995
                                      ----------------  ------------     ------------    -------------
                                       GROSS    NET     GROSS    NET     GROSS   NET     GROSS    NET
                                       -----   -----    -----   ----     -----  -----    -----   -----
     Development:
       Productive ................       55    24.4       90    55.0      111    49.5      133    42.6
       Non-productive ............        1      .3        2      .2        4     1.6        5     2.8
                                       ----    ----     ----    ----     ----    ----     ----    ----
       Total .....................       56    24.7       92    55.2      115    51.1      138    45.4
                                       ====    ====     ====    ====     ====    ====     ====    ====
     Exploratory:
       Productive ................       28    15.5       71    46.1       29    16.5       11     5.3
       Non-productive ............        2     0.9        8     5.7        4     1.4        1      .7
                                       ----    ----     ----    ----     ----    ----     ----    ----
       Total .....................       30    16.4       79    51.8       33    17.9       12     6.0
                                       ====    ====     ====    ====     ====    ====     ====    ====

  At December 31, 1997, the Company was drilling 13 gross (10.1 net) wells, of which one gross (one net) well has been successfully completed and 11 gross (9.1 net) wells are still being drilled or tested. The Company was also participating with minority interests in 19 non-operated wells being drilled at that date.

WELL DATA

  At December 31, 1997, the Company had interests in approximately 1,113 (401.0 net) producing wells, of which 152 (68.6 net) were classified as primarily oil producing wells and 961 (332.4 net) were classified as primarily gas producing wells.

VOLUMES, REVENUE, PRICES AND PRODUCTION COSTS

  The following table sets forth certain information regarding the production volumes, revenue, average prices received and average production costs associated with the Company's sale of oil and gas for the periods indicated:

                                                        SIX MONTHS ENDED                 YEAR ENDED JUNE 30,
                                                           DECEMBER 31,    -------------------------------------------
                                                               1997           1997            1996             1995
                                                        ----------------   -----------     -----------     -----------
NET PRODUCTION:
  Oil (MBbl) ..........................................           1,857          2,770           1,413           1,139
  Gas (MMcf) ..........................................          27,326         62,005          51,710          25,114
  Gas equivalent (MMcfe) ..............................          38,468         78,625          60,190          31,947
OIL AND GAS SALES ($ IN 000'S):
  Oil .................................................     $    34,523    $    57,974     $    25,224     $    19,784
  Gas .................................................          61,134        134,946          85,625          37,199
                                                            -----------    -----------     -----------     -----------
          Total oil and gas sales .....................     $    95,657    $   192,920     $   110,849     $    56,983
                                                            ===========    ===========     ===========     ===========
AVERAGE SALES PRICE:
  Oil ($ per Bbl) .....................................     $     18.59    $     20.93     $     17.85     $     17.36
  Gas ($ per Mcf) .....................................     $      2.24    $      2.18     $      1.66     $      1.48
  Gas equivalent ($ per Mcfe) .........................     $      2.49    $      2.45     $      1.84     $      1.78
OIL AND GAS COSTS ($ PER Mcfe):
  Production expenses and taxes .......................     $       .27    $       .19     $       .14     $       .13
  General and administrative ..........................     $       .15    $       .11     $       .08     $       .11
  Depreciation, depletion and amortization of oil
     and gas properties ...............................     $      1.57    $      1.31     $       .85     $       .80

DEVELOPMENT, EXPLORATION AND ACQUISITION EXPENDITURES

  The following table sets forth certain information regarding the costs incurred by the Company in its development, exploration and acquisition activities during the periods indicated:


                                                            SIX MONTHS ENDED            YEAR ENDED JUNE 30,
                                                              DECEMBER 31,      --------------------------------------
                                                                  1997            1997            1996         1995
                                                            -----------------   ---------      ---------     --------
                                                                                      ($ IN THOUSANDS)

Development costs .................................         $ 120,628           $ 187,736      $ 138,188      $  78,679
Exploration costs .................................            40,534             136,473         39,410         14,129
Acquisition costs:
  Unproved properties .............................            25,516             140,348        138,188         24,437
  Proved properties ...............................            39,245                --           24,560           --
Capitalized internal costs ........................             2,435               3,905          1,699            586
Proceeds from sale of leasehold, equipment and
  other ...........................................            (1,861)             (3,095)        (6,167)       (11,953)
                                                            ---------           ---------      ---------      ---------
          Total ...................................         $ 226,497           $ 465,367      $ 335,878      $ 105,878
                                                            =========           =========      =========      =========


ACREAGE
  The following table sets forth as of December 31, 1997 the gross and net acres of both developed and undeveloped oil and gas leases which the Company holds. "Gross" acres are the total number of acres in which the Company owns a working interest. "Net" acres refer to gross acres multiplied by the Company's fractional working interest. Acreage numbers are stated in thousands and do not include options for additional leasehold held by the Company, but not yet exercised.

                                                                                               TOTAL DEVELOPED
                                                           DEVELOPED         UNDEVELOPED       AND UNDEVELOPED
                                                      -----------------   ----------------    -----------------
                                                       GROSS      NET      GROSS      NET      GROSS      NET
                                                      -------   -------   -------   ------    -------   -------
 Mid-Continent Region..........................          234        75       328       143       562       218
 Austin Chalk Trend............................          183       109     1,576     1,188     1,759     1,297
 Other areas ..................................           81        52     1,609     1,005     1,690     1,057
                                                       -----     -----     -----     -----     -----     -----
           Total ..............................          498       236     3,513     2,336     4,011     2,572
                                                       =====     =====     =====     =====     =====     =====

MARKETING

  The Company's oil production is sold under market sensitive or spot price contracts. The Company's natural gas production is sold to purchasers under varying percentage-of-proceeds and percentage-of-index contracts. By the terms of these contracts, the Company receives a percentage of the resale price received by the purchaser for sales of residue gas and natural gas liquids recovered after gathering and processing the Company's gas. The residue gas and natural gas liquids sold by these purchasers are sold primarily based on spot market prices. The revenue received by the Company from the sale of natural gas liquids is included in natural gas sales. During the Transition Period, the following three customers individually accounted for 10% or more of the Company's total oil and gas sales:

                                                                                      AMOUNT       PERCENT OF OIL
                                                                                  ($ IN THOUSANDS     AND GAS
                                                                                     THOUSANDS)        SALES
                                                                                   --------------  --------------
        Aquila Southwest Pipeline Corporation . . . . . . . . . . . . . . . .          $20,138           21%
        Koch Oil Company  . . . . . . . . . . . . . . . . . . . . . . . . . .           18,594           19
        GPM Gas Corporation . . . . . . . . . . . . . . . . . . . . . . . . .           12,610           13

  Management believes that the loss of any of the above customers would not have a material adverse effect on the Company's results of operations or its financial position.

  Chesapeake Energy Marketing, Inc. ("CEMI") and AnSon Gas Marketing ("AGM") both wholly-owned subsidiaries, provide oil and natural gas marketing services including commodity price structuring, contract administration and nomination services for the Company, its partners and other oil and natural gas producers in the geographical areas in which the Company is active.

HEDGING ACTIVITIES

  Periodically the Company utilizes hedging strategies to hedge the price of a portion of its future oil and gas production. These strategies include (1) swap arrangements that establish an index-related price above which the

Company pays the counterparty and below which the Company is paid by the counterparty, (2) the purchase of index-related puts that provide for a "floor" price below which the counterparty pays the Company the amount by which the price of the Commodity is below the contracted floor, (3) the sale of index-related calls that provide for a "ceiling" price above which the Company pays the counterparty the amount by which the price of the commodity is above the contracted ceiling, and (4) basis protection swaps, which are arrangements that guarantee the price differential of oil or gas from a specified delivery point or points. Results from hedging transactions are reflected in oil and gas sales to the extent related to the Company's oil and gas production. The Company only enters into hedging transactions related to the Company's oil and gas production volumes or CEMI and AGM physical purchase or sale commitments.

  As of December 31, 1997, the Company had the following oil swap arrangements for periods after December 1997:


                                                            NYMEX-INDEX
                                                VOLUME     STRIKE PRICE
      MONTHS                                    (BBLS)       (PER BBL)
      ------                                    ------     -----------
      January through June 1998 . . . . . . . . 724,000        $19.82


After year-end 1997, the Company entered into oil swap arrangements to cancel the effect of the swaps at a price of $18.85 per Bbl.

  As of December 31, 1997, the Company had the following gas swap arrangements for periods after December 1997:

                                                           HOUSTON SHIP CHANNEL
                                                VOLUME     INDEX STRIKE PRICE
      MONTHS                                   (MMBTU)       (PER MMBTU)
      ------                                   -------     --------------------
      April 1998  . . . . . . . . . . . . .     600,000          $2.300
      May 1998  . . . . . . . . . . . . . .     620,000           2.215


  The Company received $1.3 million as a premium for calls sold for January and February 1998 volumes of 2,480,000 MMBtu and 2,240,000 MMBtu, respectively.
The January calls expired on December 31, 1997, the February calls expired on January 31, 1998, and the associated premiums will be recognized as income during the corresponding months of production.

  The Company has also entered into the following collar transactions:

                                                                                 NYMEX                 NYMEX
                                                              VOLUME          DEFINED HIGH          DEFINED LOW
      MONTHS                                                 (MMBTU)          STRIKE PRICE         STRIKE PRICE
      ------                                                 -------      ----------------      ---------------
      March 1998  . . . . . . . . . . . . . . . .           1,240,000            $2.69                $2.33
      April 1998  . . . . . . . . . . . . . . . .           1,200,000             2.48                 2.11

These transactions require that the Company pay the counterparty if NYMEX exceeds the defined high strike price and that the counterparty pay the Company if NYMEX is less than the defined low strike price.

  The Company entered into a curve lock for 4.9 Bcf of gas which allows the Company the option to hedge April 1999 through November 1999 gas based upon a negative $0.285 differential to December 1998 gas any time between the strike date and December 1998. A curve lock is a commodity swap arrangement that establishes, or hedges, a price differential between one commodity contract period and another. In markets where the forward curve is typically negatively sloped (near-term prices exceed deferred prices), an upward sloping price curve allows hedgers to lock in a deferred forward sale at a higher premium to a more prompt swap by a curve lock. For example, in the crude oil market, which typically has a negatively sloped price curve, it may be possible for a hedger to lock in a price relationship in which its deferred crude oil is sold at a premium to a prompter swap, because the price curve is upwardly sloping in the future. The expectation of the hedger is that either the market will return to its historically negatively sloped price curve, or that prices generally will increase and the curve lock swap will allow it to realize a premium price for the deferred versus the more prompt price.

  Gains or losses on crude oil and natural gas hedging transactions are recognized as price adjustments in the month of related production. The Company estimates that had all of the crude oil and natural gas swap agreements in effect for production periods beginning January 1, 1998 terminated on December 31, 1997, based on the closing prices for NYMEX futures contracts as of that date, the Company would have received a net amount of approximately $1.1 million from the counterparty which would have represented the "fair value" at that date. These agreements were not terminated.

  CEMI periodically enters into various hedging transactions designed to hedge against physical purchase commitments made by CEMI. Gains or losses on these transactions are recorded as adjustments to Oil and Gas Marketing Sales in the consolidated statements of operations and are not considered by management to be material.

RISK FACTORS

Concentration of Unevaluated Leasehold in Louisiana

  Chesapeake's future performance will be affected by the results from the development of its existing proved undeveloped reserves and unevaluated leasehold, including the Louisiana Trend and the Tuscaloosa Trend. As of December 31, 1997, Chesapeake had an investment in total unevaluated and unproved leasehold of approximately $125 million, of which approximately $66 million was located in the Louisiana Trend and the Tuscaloosa Trend. Approximately 42%, or $98 million, of Chesapeake's 1998 drilling budget is associated with drilling, construction of production facilities and seismic activity in the Louisiana Trend and the Tuscaloosa Trend. Failure of the Company's drilling activities to achieve anticipated quantities of economically attractive reserves and production would have an adverse impact on Chesapeake's operations and financial results and could result in future full-cost ceiling writedowns.

Impairment of Asset Value

  Chesapeake reported full-cost ceiling writedowns of $110 million and $236 million during the Transition Period and the fiscal year ended June 30, 1997, respectively. Beginning in the quarter ended September 30, 1997, Chesapeake reduced its drilling budget for the Austin Chalk in the Louisiana Trend overall and concentrated remaining Austin Chalk drilling activity in the Masters Creek area. In addition, Chesapeake began to pursue a strategy to replace and expand its oil and gas reserves through acquisitions as a compliment to its historical strategy of adding reserves through drilling. Chesapeake has also reduced its emphasis on acquiring unproved leasehold acreage to be developed through exploratory drilling. While these actions are intended to mitigate the higher risks associated with a growth strategy based on significant exploratory drilling, there can be no assurance that this change in strategy will result in enhanced future economic results or will prevent additional leasehold impairment and full-cost ceiling writedowns.

  Since December 31, 1997, oil and gas prices have declined, with oil prices reaching ten-year lows in March 1998. In addition, the Company has completed several acquisitions based on expectations of higher oil and gas prices than those currently being received. Based on NYMEX oil prices of $16.50 per Bbl and NYMEX gas prices of $2.35 per Mcf in effect on March 25, 1998, and estimates of the Company's proved reserves as of December 31, 1997 (pro forma for the acquisitions completed during the quarter ended March 31, 1998), the Company estimates it will incur an additional full cost ceiling writedown of between $175 million and $200 million as of March 31, 1998. If this occurs, the Company will incur a substantial loss for the first quarter of 1998 which would further reduce shareholders' equity and reported earnings.

  Following Chesapeake's announcement in late June 1997 of disappointing drilling results in the Louisiana Trend and a full-cost ceiling writedown, a number of purported class action lawsuits alleging violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder were filed against the Company and certain of its officers and directors. See "-Patent and Securities Litigation."

Risks of Acquisition Strategy

ACQUISITION RISKS

     The Company's growth strategy includes the acquisition of oil and gas properties. There can be no assurance, however, that the Company will be able to identify attractive acquisition opportunities, obtain financing for acquisitions on satisfactory terms or successfully acquire identified targets, including the pending Acquisitions. Future acquisitions may be financed through the incurrence of additional indebtedness to the extent permitted under the terms of the Company's then existing indebtedness or through the issuance of capital stock.

     Furthermore, there can be no assurance that competition for acquisition opportunities in the oil and gas industry will not escalate, thereby increasing the cost to the Company of making further acquisitions or causing the Company to refrain from making additional acquisitions.

     The Company is subject to risks that properties acquired by it and estimates of value made with respect to the properties acquired (including those acquired and to be acquired in the Acquisitions) will not perform as expected and that the returns from such properties will not support the indebtedness incurred or the other consideration used to acquire, or the capital expenditures needed to develop, such properties. The addition of the properties acquired and to be acquired in the Acquisitions may result in additional full cost ceiling writedowns to the extent the Company's capitalized costs of such properties exceed the estimated present value of the related proved reserves. In addition, expansion of the Company's operations may place a significant strain on the Company's management, financial and other resources. The Company's ability to manage future growth will depend upon its ability to monitor operations, maintain effective costs and other controls and significantly expand the Company's internal management, technical and accounting systems, all of which will result in higher operating expenses. Any failure to expand these areas and to implement and improve such systems, procedures and controls in an efficient manner at a pace consistent with the growth of the Company's business could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the integration of acquired properties with existing operations will entail considerable expenses in advance of anticipated revenues and may cause substantial fluctuations in the Company's operating results. There can be no assurance that the Company will be able to successfully complete each of the pending Acquisitions, or to successfully integrate the properties acquired and to be acquired in the Acquisitions or any other businesses it may acquire.

     The Company has also acquired proved reserves in Canada. In addition to the risks described above, the acquisition of assets in Canada has the additional risks associated with currency exchange and valuation, foreign regulation and taxation, and severe climate and operating conditions.

Need to Replace Reserves; Substantial Capital Requirements

  As is customary in the oil and gas exploration and production industry, Chesapeake's future success depends upon its ability to find, develop or acquire additional oil and gas reserves that are economically recoverable. Unless Chesapeake successfully replaces the reserves that it produces through successful development, exploration or acquisition, Chesapeake's proved reserves will decline. Further, approximately 43% of Chesapeake's estimated proved reserves at December 31, 1997 (17% pro forma for the Acquisitions) were located in the Austin Chalk formation in Texas and Louisiana, where wells are characterized by rapid decline rates. Additionally, approximately 47% of Chesapeake's total estimated proved reserves at December 31, 1997 were undeveloped. Recovery of such reserves will require significant capital expenditures and successful drilling operations. There can be no assurance that Chesapeake can successfully find and produce reserves economically in the future.

  Chesapeake has made and intends to make substantial capital expenditures in connection with the exploration and production of its oil and gas properties and the acquisition of proved reserves. Historically, Chesapeake has funded its capital expenditure through a combination of internally generated funds, equity issuance and long-term and short-term debt financing arrangements. Future cash flows are subject to a number of variables, such as the level of production from existing wells, prices of oil and gas, and Chesapeake's success in developing, acquiring and producing new reserves. If revenue were to decrease as a result of lower oil and gas prices, decreased production or increased costs, and Chesapeake's access to capital were limited, Chesapeake would have a reduced ability to replace its reserves or to maintain production at current levels, resulting in a decrease in production and revenue over time. If Chesapeake's cash flow from operations is not sufficient to fund its capital expenditure budget, there can be no assurance that additional debt or equity financing will be available to meet these requirements.

Substantial Indebtedness

  As of December 31, 1997, and as a result of the loss incurred during the Transition Period, the Company's shareholders' equity was $280 million, versus long-term indebtedness of $509 million. Long-term indebtedness represented approximately 65% of total book capitalization. If the Company incurs additional full-cost ceiling writedowns, as anticipated, shareholders' equity will be further reduced. Standard & Poor's and Moody's Investors Service have recently indicated that the Company's credit ratings are under review with negative implications as a result of the Company's amount of indebtedness and full-cost ceiling writedowns.

  The Company anticipates funding announced acquisitions and potential future acquisitions with a combination of commercial bank debt, long-term debt or preferred or common equity. If, as a result of general market conditions, additional losses, reduced credit ratings or for any other reason, the Company is unable to issue additional securities or borrow from commercial banks, the Company's liquidity would be impaired and growth potential reduced resulting in reduced earnings or losses.

Patent and Securities Litigation

  The Company and its officers and directors are defendants in certain purported class actions based on federal and state securities fraud claims. In addition, the Company is defending claims of patent infringement, tortious interference with confidentiality contracts and misappropriation of proprietary information in another pending action. While no prediction can be made as to the outcome of these matters or the amount of damages that might be awarded, if any, an adverse result in any of them could be material to the Company. See
Item 3. Legal Proceedings.

Governmental Regulation

  Oil and gas operations are subject to various federal, state and local governmental regulations which may be changed from time to time in response to economic or political conditions. From time to time, regulatory agencies have imposed price controls and limitations on production in order to conserve supplies of oil and gas. In addition, the production, handling, storage, transportation and disposal of oil and gas, by-products thereof and other substances and materials produced or used in connection with oil and gas operations are subject to regulation under federal, state and local laws and regulations primarily relating to protection of human health and the environment. To date, expenditures related to complying with these laws and for remediation of existing environmental contamination have not been significant in relation to the results of operations of the Company. There can be no assurance that the trend of more expansive and stricter environmental legislation and regulations will not continue.

Competition

  The Company operates in a highly competitive environment. The Company competes with major and independent oil and gas companies for the acquisition of desirable oil and gas properties, as well as for the equipment and labor required to develop and operate such properties. Many of these competitors have financial and other resources substantially greater than those of the Company.

Reliance on Key Personnel; Conflicts of Interest

  The Company is dependent upon its Chief Executive Officer, Aubrey K. McClendon, and its Chief Operating Officer, Tom L. Ward. The unexpected loss of the services of either of these executive officers could have a detrimental effect on the Company. The Company maintains $20 million key man life insurance policies on the life of each of Messrs. McClendon and Ward.

  Messrs. McClendon and Ward, together with another executive officer of the Company, have rights to participate in wells drilled by the Company on a quarter-by-quarter basis. Messrs. McClendon and Ward have elected to participate during all periods since the Company went public with individual interests of between 1.0% and 1.5%. Such participation may create interests which conflict with those of the Company.

Control by Certain Stockholders

  At March 25, 1998, Aubrey K. McClendon, Tom L. Ward, the McClendon Children's Trust and the Ward Children's Trust beneficially owned an aggregate of 24,707,666 shares (including outstanding vested options), representing approximately 24% of the Company's outstanding Common Stock, and members of the Company's Board of Directors and senior management, including Messrs. McClendon and Ward and their respective children's trusts, beneficially owned an aggregate of 28,215,486 shares (including outstanding vested options), which represented approximately 27% of the Company's outstanding Common Stock. As a result, Messrs. McClendon and Ward, together with other officers and directors of the Company, are in a position to significantly influence matters requiring the vote or consent of the Company's shareholders.

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

TITLE TO PROPERTIES

  Title to properties is subject to royalty, overriding royalty, carried, net profits, working and other similar interests and contractual arrangements customary in the oil and gas industry, to liens for current taxes not yet due and to other encumbrances. As is customary in the industry in the case of undeveloped properties, only cursory investigation of record title is made at the time of acquisition. Drilling title opinions are usually prepared before commencement of drilling operations. From time to time, the Company's title to oil and gas properties is challenged through legal proceedings. The Company is routinely involved in litigation involving title to certain of its oil and gas properties, none of which management believes will be materially adverse to the Company, individually or in the aggregate.

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

EMPLOYEES

  The Company had 360 full-time employees as of December 31, 1997. No employees are represented by organized labor unions. The Company considers its employee relations to be good. The Company estimates that the number of full-time employees will increase by approximately 100 as the result of the Acquisitions.

FACILITIES

  The Company owns 12 buildings totaling approximately 80,000 square feet and nine acres of land in an office complex in Oklahoma City that comprise its headquarters' offices. The Company also owns field offices in Lindsay and Waynoka, Oklahoma and leases office space in Wichita, Kansas, Oklahoma City, Oklahoma, College Station and Navasota, Texas, Lafayette, Louisiana and Calgary, Alberta, Canada. The Company plans to increase its office space within its Oklahoma City complex by constructing two buildings with approximately 90,000 aggregate square feet. This will allow the Company to consolidate the employees associated with the Acquisitions.

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

ITEM 2. PROPERTIES

OIL AND GAS RESERVES

  The tables below set forth information as of December 31, 1997 with respect to the Company's estimated net proved reserves, the estimated future net revenue therefrom and the present value thereof at such date. Williamson Petroleum Consultants, Inc. evaluated 100% of the Company's Texas and Louisiana oil and gas reserves, together representing approximately 46% of the Company's
total proved reserves.   Excluding the reserves acquired from AnSon, Porter
Engineering Associates evaluated 100% of the Company's oil and gas reserves in Oklahoma, New Mexico and the Williston area, together representing approximately 48% of the Company's total proved reserves. Of the oil and gas reserves acquired from AnSon, 85% were evaluated by Netherland, Sewell & Associates, Inc. The remaining AnSon properties, which represented approximately 2% of total proved reserves for the Company at December 31, 1997, were evaluated internally by the Company's engineers. All estimates were prepared based upon a review of production histories and other geologic, economic, ownership and engineering data developed by the Company. The present value of estimated future net revenue shown is not intended to represent the current market value of the estimated oil and gas reserves owned by the Company.


                              ESTIMATED PROVED RESERVES                     OIL     GAS        TOTAL
                               AS OF DECEMBER 31, 1997                    (MBBL)   (MMCF)     (MMCFE)
                               -----------------------                   -------   -------    -------
      Proved developed  . . . . . . . . . . . . . . . . . . . .           10,087   178,082    238,604
      Proved undeveloped  . . . . . . . . . . . . . . . . . . .            8,139   161,036    209,870
                                                                           -----   -------    -------
      Total proved  . . . . . . . . . . . . . . . . . . . . . .           18,226   339,118    448,474
                                                                          ======   =======    =======

                                  ESTIMATED FUTURE
                                     NET REVENUE                             PROVED      PROVED       TOTAL
                             AS OF DECEMBER 31, 1997(a)                    DEVELOPED   UNDEVELOPED    PROVED
                             --------------------------                    ---------   -----------   -------
                                                                                      ($ IN THOUSANDS)
      Estimated future net revenue  . . . . . . . . . . . . . . . . . . .   $440,439     $274,659    $715,098
      Present value of future net revenue . . . . . . . . . . . . . . . .   $306,368     $160,141    $466,509



----------

   (a) Estimated future net revenue represents estimated future gross revenue to be generated from the production of proved reserves, net of estimated production and future development costs, using prices and costs in effect at December 31, 1997. The amounts shown do not give effect to non-property related expenses, such as general and administrative expenses, debt service and future income tax expense or to depreciation, depletion and amortization. The prices used in the external and internal reports yield average prices of $17.62 per barrel of oil and $2.29 per Mcf of gas.


  The future net revenue attributable to the Company's estimated proved undeveloped reserves of $275 million at December 31, 1997, and the $160 million present value thereof, have been calculated assuming that the Company will expend approximately $153 million to develop these reserves through 2002. The amount and timing of these expenditures will depend on a number of factors, including actual drilling results, product prices and the availability of capital.

  No estimates of proved reserves comparable to those included herein have been included in reports to any federal agency other than the Securities and Exchange Commission.

  The Company's interest used in calculating proved reserves and the estimated future net revenue therefrom was determined after giving effect to the assumed maximum participation by other parties to the Company's farmout and participation agreements. The prices used in calculating the estimated future net revenue attributable to proved reserves do not reflect market prices for oil and gas production sold subsequent to December 31, 1997. There can be no assurance that all of the estimated proved reserves will be produced and sold at the assumed prices or that existing contracts will be honored or judicially enforced.

  There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond the control of the Company. The reserve data set forth herein represent only estimates. Reserve engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact way, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, estimates made by different engineers often vary. In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revision of such estimates, and such revisions may be material. Accordingly, reserve estimates are often different from the actual quantities of oil and gas that are ultimately recovered. Furthermore, the estimated future net revenue from proved reserves and the present value thereof are based upon certain assumptions, including prices, future production levels and cost, that may not prove correct. Predictions about prices and future production levels are subject to great uncertainty, and the foregoing uncertainties are particularly true as to proved undeveloped reserves, which are inherently less certain than proved developed reserves and which comprise a significant portion of the Company's proved reserves. In the Transition Period and fiscal 1997, revisions to the Company's proved reserves contributed to a $110 million and a $236 million impairment of the Company's oil and gas properties, respectively. The uncertainties inherent in estimating quantities of proved reserves can also adversely impact acquisitions of proved reserves, since reserve estimates are used to arrive at acquisition value. See "Results of Operations -- Impairment of Oil and Gas Properties" in Item 7.

  See Item 1 and Note 11 of Notes to Consolidated Financial Statements included in Item 8 for a description of the Company's primary and other operating areas, production and other information regarding its oil and gas properties.

ITEM 3. LEGAL PROCEEDINGS

  The Company is subject to ordinary routine litigation incidental to its business. In addition, the following matters are pending.

  Securities Litigation. On January 13, 1998, a consolidated class action complaint styled In re Chesapeake Energy Corporation Securities Litigation was filed in the U.S. District Court for the Western District of Oklahoma. It consolidated twelve pending purported class actions filed in August and September 1997. The action is brought on behalf of purchasers of the Company's common stock and common stock options between January 25, 1996 and June 27, 1997. The defendants are the Company and the following officers and directors:
Aubrey K. McClendon, Tom L. Ward, Marcus C.  Rowland, Shannon T. Self, Walter
C. Wilson, Henry J. Hood, Steven C. Dixon, J. Mark Lester and Ronald A. Lefaive. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder.

  The plaintiffs assert that the defendants made material misrepresentations and failed to disclose material facts about the success of the Company's exploration and drilling activities in the Louisiana Trend. The complaint alleges the lack of disclosure artificially inflated the price of the Company's common stock during the period beginning January 25, 1996 and ending on June 27, 1997, when the Company issued a press release announcing disappointing drilling results in the Louisiana Trend and a full-cost ceiling writedown to be reflected in its June 30, 1997 financial statements. The plaintiffs further allege that certain of the named individual defendants sold the Company's common stock during the class period when they knew or should have known adverse nonpublic information. The plaintiffs seek a determination that the suit is a proper class action and damages in an unspecified amount, together with interest and costs of litigation, including attorneys' fees. The Company and the individual defendants believe that these claims are without merit and intend to defend against them vigorously.

  Bayard Drilling Technologies, Inc. The following purported class actions alleging violations of Sections 11, 12(a) (2) and 15 of the Securities Act of 1933 and (with respect to the cases filed in state court) Section 408 of the Oklahoma Securities Act have been filed against the Company and others on behalf of investors who purchased common stock of Bayard Drilling Technologies, Inc. ("Bayard") in its initial public offering on November 4, 1997.

           Michael W. Kahn v. Bayard, et al. filed in the District Court for Oklahoma County, Oklahoma on January 14, 1998.

           Diane Burkett, Julian Swadel and Robert T. Greenberg v. Bayard, et al. filed in the District Court for Oklahoma County, Oklahoma on February 2, 1998.

           Tom Yuan v. Bayard, et al. filed in the U.S. District Court for the Western District of Oklahoma on February 3, 1998.

  The defendants in these actions include officers and directors of Bayard who signed the registration statement, selling shareholders (including the Company) and underwriters of the offering. Total proceeds of the offering were $254 million, of which the Company received net proceeds of $90 million. Plaintiffs allege that the Company was a controlling person of Bayard by virtue of its ownership of 30.1% of Bayard's common stock outstanding prior to the offering, its prior financing relationship with Bayard involving terms allegedly favorable to the Company, its position as a customer of Bayard's drilling services under allegedly below-market terms, and the fact that Messrs. McClendon, Ward and Rowland, executive officers and directors of the Company, were formerly directors of Bayard.

  Plaintiffs allege that the Bayard prospectus contained material omissions and misstatements relating to (i) the Company's financial "hardships", which purportedly caused the Company to coerce Bayard to proceed with the offering so that the Company could raise cash for itself and which impaired the Company's ability to continue providing Bayard with substantial drilling contracts, (ii) rising costs associated with Bayard's growth strategy and (iii) undisclosed pending related-party transactions between Bayard and third parties other than the Company. The alleged defective disclosures are claimed to have resulted in a decline in Bayard's share price following the public offering. Each plaintiff seeks a determination that the suit is a proper class action and damages in an unspecified amount or rescission, together with interest and costs of litigation, including attorneys' fees. The Company believes that these actions are without merit and intends to defend against them vigorously.

  UPRC Patent Suit. On October 15, 1996, Union Pacific Resources Company ("UPRC") filed suit against the Company in the U.S. District Court for the Northern District of Texas, Fort Worth Division, alleging (a) infringement and inducing infringement of UPRC's claims to a patent for an invention involving a method of maintaining a borehole in a stratigraphic zone during drilling, (b) tortious interference with contracts between UPRC and certain of its former employees regarding the confidentiality of proprietary information of UPRC and
(c) misappropriation of such proprietary information. UPRC's claims against the Company are based on services provided to the Company by a third party vendor controlled by former UPRC employees. UPRC is seeking injunctive relief, damages of an unspecified amount, including actual, enhanced, consequential and punitive damages, interest, costs and attorneys' fees. The Company believes that it has meritorious defenses to UPRC's allegations and has requested the court to declare the UPRC patent invalid. The Company has also filed a motion to construe UPRC's patent claims and various motions for summary judgment. While no prediction can be made as to the outcome of the matter or the amount of damages that might be awarded, if any, in reports filed in the proceeding, experts for UPRC claim that damages could be as much as $18 million while Company experts state that the amount should not exceed $25,000, in each case based on the expert's view of a reasonable royalty for use of the patent.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The Company's annual meeting of shareholders was held on December 12, 1997. In addition to electing two directors, shareholders voted to amend the Company's Certificate of Incorporation to increase the authorized Common Stock to 250,000,000 shares.

  In the election of directors, Breene M. Kerr received 62,066,255 votes for election and 4,630 shares withheld from voting. Walter C. Wilson received 62,047,653 votes for election and 23,232 shares withheld from voting. The proposal to amend the Company's Certificate of Incorporation to increase the authorized Common Stock was approved by a vote of 45,368,421 shares for, representing 64% of the outstanding shares of Common Stock, 5,471,569 shares voted against the proposal, 81,005 shares abstained from voting and 11,731,261 shares were broker non-votes.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

  The Common Stock trades on the New York Stock Exchange under the symbol "CHK". The following table sets forth, for the periods indicated, the high and low sales prices per share (adjusted for 3-for-2 stock splits on December 15, 1995 and June 28, 1996 and a 2-for-1 stock split on December 31, 1996) of the Common Stock as reported by the New York Stock Exchange:

                                                                                                  COMMON STOCK
                                                                                               ---------------
                                                                                                 HIGH      LOW
                                                                                               ------    ------
        Fiscal year ended June 30, 1996:
          First Quarter . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 7.28    $ 4.53
          Second Quarter  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         11.08      6.20
          Third Quarter . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         16.50     10.67
          Fourth Quarter  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         30.38     15.50
        Fiscal year ended June 30, 1997:
          First Quarter . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         34.00     21.00
          Second Quarter  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         34.13     25.69
          Third Quarter . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         31.50     19.88
          Fourth Quarter  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         22.38      9.25
        Transition Period ended December 31, 1997:
          First Quarter . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         11.50      6.31
          Second Quarter  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         13.44      6.81

  At March 25, 1998 there were 745 holders of record of Common Stock and approximately 27,000 beneficial owners.

DIVIDENDS

  Since July 1997, the Company has paid quarterly dividends of $0.02 per common share. The payment of future cash dividends, if any, will be reviewed periodically by the Board of Directors and will depend upon, among other things, the Company's financial condition, funds from operations, the level of its capital and development expenditures, its future business prospects and any contractual restrictions.

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

ISSUANCE OF COMMON STOCK

  On December 16, 1997, the Company issued 3,792,724 shares of Common Stock to the shareholder of AnSon as part of the consideration for the Company's acquisition of all of the outstanding stock of AnSon. See Item 1. "Business -- Recent and Pending Acquisitions". The shares were issued in a private transaction in reliance upon the exemption from registration afforded by
Section 4 (2) of the Securities Act of 1933.

ITEM 6. SELECTED FINANCIAL DATA

  The following table sets forth selected consolidated financial data of the Company for each of the five fiscal years ended June 30, 1997 and the Transition Period ended December 31, 1997. The data is derived from the Consolidated Financial Statements of the Company, including the Notes thereto, appearing elsewhere in this report. The data set forth in this table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements, including the Notes thereto included elsewhere in this report.


                                                SIX MONTHS ENDED
                                                  DECEMBER 31,                          YEAR ENDED JUNE 30,
                                                -------------------   -------------------------------------------------------------
                                                  1997       1996       1997           1996        1995        1994          1993
                                                -------   ---------   ----------     --------     -------    --------    ---------
                                                                   ($ IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
  Revenues:
     Oil and gas sales .................     $  95,657    $  90,167     $ 192,920    $ 110,849   $  56,983   $  22,404   $  11,602
     Oil and gas marketing sales .......        58,241       30,019        76,172       28,428        --          --          --
     Oil and gas service operations ....          --           --            --          6,314       8,836       6,439       5,526
     Interest and other ................        78,966        2,516        11,223        3,831       1,524         981         880
                                             ---------    ---------     ---------    ---------   ---------   ---------   ---------
          Total revenues ...............       232,864      122,702       280,315      149,422      67,343      29,824      18,008
                                             ---------    ---------     ---------    ---------   ---------   ---------   ---------
  Costs and expenses:
     Production expenses and taxes .....        10,094        5,874        15,107        8,303       4,256       3,647       2,890
     Oil and gas marketing expenses ....        58,227       29,548        75,140       27,452        --          --          --
     Oil and gas service operations ....          --           --            --          4,895       7,747       5,199       3,653
     Impairment of oil and
       gas properties ..................       110,000         --         236,000         --          --          --          --
     Oil and gas depreciation, depletion
       and amortization ................        60,408       36,243       103,264       50,899      25,410       8,141       4,184
     Depreciation and amortization of
       other assets ....................         2,414        1,836         3,782        3,157       1,765       1,871         557
     General and administrative ........         5,847        3,739         8,802        4,828       3,578       3,135       3,620
     Provision for legal and other
       settlements .....................          --           --            --           --          --          --         1,286
     Interest and other ................        17,448        6,216        18,550       13,679       6,627       2,676       2,282
                                             ---------    ---------     ---------    ---------   ---------   ---------   ---------
          Total costs and expenses .....       264,438       83,456       460,645      113,213      49,383      24,669      18,472
                                             ---------    ---------     ---------    ---------   ---------   ---------   ---------
  Income (loss) before income taxes and
     extraordinary item ................       (31,574)      39,246      (180,330)      36,209      17,960       5,155        (464)
  Provision (benefit) for income taxes .          --         14,325        (3,573)      12,854       6,299       1,250         (99)
                                             ---------    ---------     ---------    ---------   ---------   ---------   ---------
  Income (loss) before extraordinary
       item ............................       (31,574)      24,921      (176,757)      23,355      11,661       3,905        (365)
  Extraordinary item:
     Loss on early extinguishment of debt,
       net of applicable income taxes ..          --         (6,443)       (6,620)        --          --          --          --
                                             ---------    ---------     ---------    ---------   ---------   ---------   ---------
  Net income (loss) ....................     $ (31,574)   $  18,478     $(183,377)   $  23,355   $  11,661   $   3,905   $    (365)
                                             =========    =========     =========    =========   =========   =========   =========
  Earnings (loss) per common share basic:
  Income (loss) before extraordinary
       item ............................     $   (0.45)   $    0.40     $   (2.69)   $    0.43   $    0.22   $    0.08   $   (0.02)
  Extraordinary item ...................          --          (0.10)        (0.10)        --          --          --          --
                                             ---------    ---------     ---------    ---------   ---------   ---------   ---------
  Net income (loss) ....................     $   (0.45)   $    0.30     $   (2.79)   $    0.43   $    0.22   $    0.08   $   (0.02)
                                             =========    =========     =========    =========   =========   =========   =========
  Earnings (loss) per common assuming
     dilution:
  Income (loss) before extraordinary
       item ............................     $   (0.45)   $    0.38     $   (2.69)   $    0.40   $    0.21   $    0.08   $   (0.02)
  Extraordinary item ...................          --          (0.10)        (0.10)        --          --          --          --
                                             ---------    ---------     ---------    ---------   ---------   ---------   ---------
  Net income (loss) ....................     $   (0.45)   $    0.28     $   (2.79)   $    0.40   $    0.21   $    0.08   $   (0.02)
                                             =========    =========     =========    =========   =========   =========   =========
  Cash dividends declared
       per common share ................     $    0.04    $    --       $    0.02    $    --     $    --     $    --     $    --
CASH FLOW DATA:
  Cash provided by (used in) operating
       activities ......................     $ 139,157    $  41,901     $  84,089    $ 120,972   $  54,731   $  19,423   $  (1,499)
  Cash used in investing activities ....       136,504      184,149       523,854      344,389     112,703      29,211      15,142
  Cash provided by (used in) financing
       activities ......................        (2,810)     231,349       512,144      219,520      97,282      21,162      20,802
BALANCE SHEET DATA (at end of period):
  Total assets .........................     $ 952,784    $ 860,597     $ 949,068    $ 572,335   $ 276,693   $ 125,690   $  78,707
  Long-term debt, net of current
       maturities ......................       508,992      220,149       508,950      268,431     145,754      47,878      14,051
  Stockholders' equity .................       280,206      484,062       286,889      177,767      44,975      31,260      31,432


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  Chesapeake's revenue, operating cash flow (exclusive of changes in working capital) and production continued to reach record levels during the six months ended December 31, 1997 (the "Transition Period"). However, continuing unfavorable exploration and production results, primarily in the Austin Chalk Trend, together with increases in drilling and equipment costs and declines in oil prices as of December 31, 1997, resulted in downward revisions in estimates of Chesapeake's proved oil and gas reserves and the related present value of the estimated future net revenues from the Company's proved reserves. The Company recorded a $110.0 million asset writedown and a net loss of $31.6 million during the Transition Period.

  In response to the losses recorded in fiscal 1997 and the Transition Period, Chesapeake significantly revised its business strategy during the Transition Period. These revisions included (i) reducing the size and risk of its exploratory drilling program, especially in the Louisiana Trend, (ii) acquiring significant volumes of long-lived natural gas reserves, particularly in the Mid-Continent region of the U.S., and (iii) building a larger inventory of lower risk drilling opportunities through acquisitions and joint ventures. Further, the Company has reduced its capital expenditure budget for exploration and development to more closely match anticipated cash flow from operations.

  As part of this revised strategy, the Company has acquired or is in the process of acquiring various proved oil and gas reserves through merger or through purchases of oil and gas properties. Since October 1997, the Company has announced 10 transactions totaling approximately 714 Bcfe of proved reserves (the "Acquisitions"). Of these transactions, one was closed in December 1997, three were closed in the first quarter of 1998, and six are pending. These acquisitions will have the effect of increasing oil and gas production volumes and revenues, decreasing DD&A per Mcfe, and increasing production expenses and interest expense during 1998.

  In November 1997, Chesapeake received net proceeds of approximately $90 million from its sale of Bayard common stock in the initial public offering of Bayard. Chesapeake recognized a gain on the sale of its Bayard stock of $73.8 million.

  During the Transition Period, the Company participated in 86 gross (41.1 net) wells, of which 49 gross wells were Company operated. A summary of the Company's drilling activities and capital expenditures by primary operating area is as follows ($ in thousands):

                                                                            CAPITAL EXPENDITURES
                                                 GROSS      NET     ------------------------------------
                                                 WELLS     WELLS    DRILLING     LEASEHOLD       TOTAL
                                                --------   ------   ---------    ----------     --------
Mid-Continent Region.......................           18       11.8   $ 64,247     $  2,741     $ 66,988
Austin Chalk Trend.........................           45       16.0     92,524       10,465      102,989
All other areas ...........................           23       13.3     44,210       12,310       56,520
                                                --------   --------   --------     --------     --------
          Total ...........................           86       41.1   $200,981     $ 25,516     $226,497
                                                ========   ========   ========     ========     ========

  The Company's proved reserves increased 11% to an estimated 448 Bcfe at December 31, 1997, up 45 Bcfe from 403 Bcfe of estimated proved reserves at June 30, 1997 (see Note 11 of Notes to Consolidated Financial Statements in
Item 8 and "Results of Operations -- Six Months Ended December 31, 1997 and 1996 -- Impairment of Oil and Gas Properties"). Due to the numerous uncertainties inherent in drilling for oil and gas, in estimating quantities of proved reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond the control of the Company, there can be no assurance that the Company's estimated proved reserves will not decrease in the future.

  The Company's strategy for 1998 is to acquire proved oil and gas reserves, primarily in the Mid-Continent and in western Canada, and to continue developing oil and gas assets by drilling. The Company has reduced its capital expenditure budget for exploration and development drilling activities to approximately $225 million and has reduced the Austin Chalk Trend drilling component significantly. Furthermore, the Company has increased its use of 3-D seismic to assist in reducing exploratory risks and increasing economic returns from its drilling programs. The Company has conducted, participated in, or is actively pursuing more than 25 3-D seismic programs to evaluate the Company's acreage inventory.

  The following table sets forth certain operating data of the Company for the periods presented:

                                                        SIX MONTHS ENDED
                                                             DECEMBER                         YEAR ENDED JUNE 30,
                                                    ---------------------------- ---------------------------------------------
                                                        1997           1996         1997            1996              1995
                                                    ------------- -------------- ------------    -----------     -------------
NET PRODUCTION DATA:
  Oil (MBbl) ..................................           1,857          1,116          2,770           1,413           1,139
  Gas (MMcf) ..................................          27,326         30,095         62,005          51,710          25,114
  Gas equivalent (MMcfe) ......................          38,468         36,791         78,625          60,190          31,947
OIL AND GAS SALES ($ in 000's):
  Oil .........................................     $    34,523    $    24,418    $    57,974     $    25,224     $    19,784
  Gas .........................................          61,134         65,749        134,946          85,625          37,199
                                                    -----------    -----------    -----------     -----------     -----------
          Total oil and gas sales .............     $    95,657    $    90,167    $   192,920     $   110,849     $    56,983
                                                    ===========    ===========    ===========     ===========     ===========
AVERAGE SALES PRICE:
  Oil ($ per Bbl) .............................     $     18.59    $     21.88    $     20.93     $     17.85     $     17.36
  Gas ($ per Mcf) .............................     $      2.24    $      2.18    $      2.18     $      1.66     $      1.48
  Gas equivalent ($ per Mcfe) .................     $      2.49    $      2.45    $      2.45     $      1.84     $      1.78
OIL AND GAS COSTS ($ per Mcfe):
  Production expenses and taxes ...............     $       .27    $       .16    $       .19     $       .14     $       .13
  General and administrative ..................     $       .15    $       .10    $       .11     $       .08     $       .11
  Depreciation, depletion and amortization ....     $      1.57    $       .99    $      1.31     $       .85     $       .80
NET WELLS DRILLED:
  Horizontal wells ............................            27.2           34.3           75.7            42.0            28.5
  Vertical wells ..............................            13.9           13.0           31.3            27.0            23.0
NET WELLS AT END OF PERIOD ....................           401.0          210.3          270.1           187.0            96.4

RESULTS OF OPERATIONS

Six Months Ended December 31, 1997 and 1996

  General. For the Transition Period, the Company realized a net loss of $31.6 million, or $0.45 per common share, on total revenues of $232.9 million. This compares to net income of $18.5 million, or $0.28 per common share, on total revenues of $122.7 million in the six months ended December 31, 1996 (the "Prior Period"). The loss in the Transition Period was caused by a $110.0 million asset writedown recorded under the full cost method of accounting, partially offset by a gain of $73.8 million from the sale of the Bayard stock. See "Impairment of Oil and Gas Properties".

  Oil and Gas Sales. During the Transition Period, oil and gas sales increased 6% to $95.7 million versus $90.2 million for the Prior Period. The increase in oil and gas sales resulted primarily from growth in production volumes. For the Transition Period, the Company produced 38.5 Bcfe at a weighted average price of $2.49 per Mcfe, compared to 36.8 Bcfe produced in the Prior Period at a weighted average price of $2.45 per Mcfe.

  The following table shows the Company's production by region for the Transition Period and the Prior Period:

                                                           FOR THE SIX MONTHS ENDED DECEMBER 31,
                                                      ---------------------------------------------
                                                            1997                    1996
                                                      ----------------------    -------------------
                                                       (MMCFE)      PERCENT      (MMCFE)    PERCENT
                                                      --------   -----------    --------   --------
      Mid-Continent Region. . . . . . . . . . . .       8,852        23%          8,980       24%
      Austin Chalk  Trend . . . . . . . . . . . .      26,220        68          26,243       71
      All other fields  . . . . . . . . . . . . .       3,396         9           1,568        5
                                                       ------       ---          ------      ---
      Total production  . . . . . . . . . . . . .      38,468       100%         36,791      100%
                                                       ======       ===          ======      ===

  Natural gas production represented approximately 71% of the Company's total production volume on an equivalent basis in the Transition Period, compared to 82% in the Prior Period. This decrease in gas production as a percentage of total production was primarily the result of new production in the Louisiana Trend, which tends to produce more oil than gas.

  For the Transition Period, the Company realized an average price per barrel of oil of $18.59, compared to $21.88 in the Prior Period. Gas price realizations increased slightly from $2.18 per Mcf in the Prior Period to $2.24 per Mcf in the Transition Period. The Company's hedging activities resulted in decreases in oil and gas revenues of $4.3 million and $7.1 million in the Transition Period and Prior Period, respectively. Oil prices received in the first quarter of 1998 are significantly below prices realized in the Transition Period, which has the effect of reducing oil revenues and decreasing earnings.

  Oil and Gas Marketing Sales. The Company realized $58.2 million in oil and gas marketing sales for third parties in the Transition Period, with corresponding oil and gas marketing expenses of $58.2 million. This compares to sales of $30.0 million, expenses of $29.5 million, and a margin of $0.5 million in the Prior Period.

  Interest and Other. Interest and other revenues for the Transition Period were $79.0 million compared to $2.5 million in the Prior Period. During the Transition Period, the Company realized a gain on the sale of its Bayard common stock of $73.8 million, the most significant component of interest and other revenues.

  Production Expenses and Taxes. Production expenses and taxes, which include lifting costs, production taxes and excise taxes, increased to $10.1 million in the Transition Period, compared to $5.9 million in the Prior Period. These increases were primarily the result of increased operating costs and increased production. On a unit of production basis, production expenses and taxes increased to $0.27 per Mcfe compared to $0.16 per Mcfe in the Prior Period. The Company expects that production expenses and taxes per Mcfe will increase in 1998, primarily as the result of completed and anticipated acquisitions that generally have higher associated lifting costs per unit than the Company's historical production.

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

  The Company incurred an impairment of oil and gas properties charge of $110 million for the Transition Period. This writedown was caused by several factors, including oil prices declining from $18.38 at June 30, 1997 to $17.62 at December 31, 1997, and drilling and completion costs continuing to escalate during the Transition Period. Higher costs caused the Company's capital spending to exceed budgeted amounts during the Transition Period and also increased the estimated future capital expenditures to be incurred to develop the Company's proved undeveloped reserves. The Company's results from wells completed during the Transition Period in the Louisiana Trend continued to be inconsistent and production performance from various properties in the Navasota River and Independence areas were lower than projected at June 30, 1997. As a result of the above factors, the Company recorded a downward revision to its proved reserves of 38 net Bcfe in the Austin Chalk Trend as of December 31, 1997.

  Excluding the purchase of additional leasehold, the Company incurred approximately $85 million in capital expenditures in the Louisiana Trend during the Transition Period, of which approximately $67 million were incurred in the Masters Creek area. Approximately $16 million of the drilling costs were incurred on Company operated wells that had not been completed at December 31, 1997.

  In the Masters Creek area, the Company completed operations on 11 wells during the Transition Period. Although 10 of the 11 wells were commercially productive, the drilling costs incurred through December 31, 1997 of approximately $58 million for the 10 wells were higher than anticipated and assigned reserves were lower than expected. The lower reserve quantities were due in part to lower oil prices at December 31, 1997. In addition, the Company transferred approximately $11 million of previously unevaluated leasehold costs from all areas of the Louisiana Trend to the amortization base of the full cost pool during the Transition Period.

  In connection with the Company's acquisition of AnSon in December 1997, which was accounted for using the purchase method, the purchase price of approximately $43 million was allocated to the fair value of assets acquired. Based upon reserve estimates as of December 31, 1997, the portion of the purchase price which was allocated to evaluated oil and gas properties exceeded the associated discounted future net revenues from AnSon's estimated proved reserves by approximately $14 million.

  Since December 31, 1997, oil and gas prices have declined, with oil prices reaching ten-year lows in March 1998. In addition, the Company has completed several acquisitions based on expectations of higher oil and gas prices than those currently being received. Based on NYMEX oil prices of $16.50 per Bbl and NYMEX gas prices of $2.35 per Mcf in effect on March 25, 1998, and estimates of the Company's proved reserves as of December 31, 1997 (pro forma for the acquisitions completed during the quarter ended March 31, 1998), the Company estimates it will incur an additional full cost ceiling writedown of between $175 million and $200 million as of March 31, 1998. If this occurs, the Company will incur a substantial loss for the first quarter of 1998 which would further reduce shareholders' equity.

  Oil and Gas Depreciation, Depletion and Amortization. Depreciation, depletion and amortization ("DD&A") of oil and gas properties for the Transition Period was $60.4 million, $24.2 million higher than the Prior Period's expense of $36.2 million. The expense in the Transition Period was computed prior to the writedown from the Impairment of oil and gas properties charge. The average DD&A rate per Mcfe, which is a function of capitalized costs, future development costs, and the related underlying reserves in the periods presented, increased to $1.57 in the Transition Period compared to $0.99 in the Prior Period. The Company's DD&A rate in the future will be a function of the results of future acquisition, exploration, development and production costs and results, and asset writedowns, if any. The Company's DD&A rate is expected to be positively affected as the result of the acquisitions completed and pending.

  Depreciation and Amortization of Other Assets. Depreciation and amortization ("D&A") of other assets increased to $2.4 million in the Transition Period, compared to $1.8 million in the Prior Period. This increase was caused by increased investments in depreciable buildings and equipment and increased amortization of debt issuance costs as a result of the issuance of Senior Notes in March 1997. The Company anticipates an increase in D&A in 1998 as a result of higher building depreciation expense on the Company's corporate offices.

  General and Administrative. General and administrative ("G&A") expenses, which are net of capitalized internal payroll and non-payroll expenses (see
Note 11 of Notes to Consolidated Financial Statements), were $5.8 million in the Transition Period, up 56% from $3.7 million in the Prior Period. The increase in the Transition Period compared to the Prior Period results primarily from increased personnel expenses required by the Company's growth and industry wage inflation. The Company capitalized $2.4 million of internal costs in the Transition Period directly related to the Company's oil and gas exploration and development efforts, compared to $1.1 million in the Prior Period. The Company anticipates that G&A costs for 1998 will continue to increase as the result of industry wage inflation, legal fees associated with the UPRC and shareholder litigation, and increases in employment due to the completed and pending acquisitions.

  Interest and Other. Interest and other expense increased to $17.4 million in the Transition Period, compared to $6.2 million in the Prior Period. The increase was due primarily to the issuance of $300 million of Senior Notes in March 1997. In addition to the interest expense reported, the Company capitalized $5.1 million of interest during the Transition Period, compared to $7.6 million capitalized in the Prior Period.

  Provision (Benefit) for Income Taxes. The Company recorded no income taxes for the Transition Period, compared to income tax expense of $14.3 million in the Prior Period, before consideration of the $3.7 million tax benefit associated with the extraordinary loss from the early extinguishment of debt.

  At December 31, 1997, the Company had a net operating loss carryforward of approximately $337 million for regular federal income taxes which will expire in future years beginning in 2007. Management believes that it cannot be demonstrated at this time that it is more likely than not that the deferred income tax assets, comprised primarily of the net operating loss carryforward, will be realizable in future years, and therefore a valuation allowance of $77.9 million has been recorded. No deferred tax benefit related to the exercise of employee stock options was allocated to additional paid-in capital in the Transition Period. The Company does not expect to record any net income tax expense in 1998 based on information available at this time.

Fiscal Years Ended June 30, 1997, 1996, 1995

  General. For the fiscal year ended June 30, 1997, the Company realized a net loss of $183.4 million, or $2.79 per common share, on total revenues of $280.3 million. This compares to net income of $23.4 million, or $0.40 per common share, on total revenues of $149.4 million in 1996, and net income of $11.7 million, or $0.21 per common share, on total revenues of $67.3 million in fiscal 1995. The loss in fiscal 1997 resulted from a $236 million asset writedown recorded in the fourth quarter under the full cost method of accounting. See "--Impairment of Oil and Gas Properties".

  Oil and Gas Sales. During fiscal 1997, oil and gas sales increased 74% to $192.9 million versus $110.8 million for fiscal 1996 and 238% from the fiscal 1995 amount of $57.0 million. The increase in oil and gas sales resulted primarily from strong growth in production volumes and significantly higher average oil and gas prices. For fiscal 1997, the Company produced 78.6 Bcfe at a weighted average price of $2.45 per Mcfe, compared to 60.2 Bcfe produced in fiscal 1996 at a weighted average price of $1.84 per Mcfe, and 31.9 Bcfe produced in fiscal 1995 at a weighted average price of $1.78 per Mcfe. This represents production growth of 31% for fiscal 1997 compared to fiscal 1996 and 146% compared to fiscal 1995.

  The following table shows the Company's production by region for fiscal 1997 and fiscal 1996:


                                         For the Year Ended June 30,
                                  -------------------------------------------
                                          1997                   1996
                                  -------------------    --------------------
                                  (MMcfe)     Percent    (MMcfe)      Percent
                                  -------------------    --------------------
Mid-Continent Region............   17,370         22%     10,420         17%
Austin Chalk Trend..............   57,377         73      47,234         78
Other fields ...................    3,878          5       2,536          5
                                   ------        ---      ------        ---
Total Production....               78,625        100%     60,190        100%
                                   ======        ===      ======        ===




  Natural gas production represented approximately 79% of the Company's total production volume on an equivalent basis in fiscal 1997. This compares to 86% in fiscal 1996 and 79% in fiscal 1995. This decrease in gas production as a percentage of total production in fiscal 1997 was the result of drilling in the Louisiana Trend, which tends to produce more oil than gas.

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

  Oil and Gas Marketing Sales. In December 1995, the Company entered into the oil and gas marketing business by acquiring a subsidiary to provide natural gas marketing services, including commodity price structuring, contract administration and nomination services, for the Company, its partners and other oil and natural gas producers in geographical areas in which the Company is active. The Company realized $76.2 million in oil and gas marketing sales for third parties in fiscal 1997, with corresponding oil and gas marketing expenses of $75.1 million, resulting in a gross margin of $1.1 million. This compares to sales of $28.4 million, expenses of $27.5 million, and a margin of $0.9 million in fiscal 1996. There were no comparable marketing activities in fiscal 1995.

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

  Interest and Other. Interest and other revenues for fiscal 1997 were $11.2 million compared to $3.8 million in fiscal 1996 and $1.5 million in fiscal 1995. During fiscal 1997, the Company realized $8.7 million in interest, $1.6 million of other investment income, $0.5 million from its investment in Peak, and $0.4 million in other income. During fiscal 1996, the Company realized $3.7 million of interest and other investment income and a $1.8 million gain related to the sale of certain service company assets, offset by a $1.7 million loss due to natural gas basis changes in April 1996 as a result of the Company's hedging activities. During 1995, the Company did not incur any such gains on sale of assets or basis losses.

  Production Expenses and Taxes. Production expenses and taxes, which include lifting costs, production taxes and excise taxes, increased to $15.1 million in fiscal 1997, compared to $8.3 million in fiscal 1996 and $4.3 million in fiscal 1995. These increases on a year-to-year basis were primarily the result of increased production. On a unit production basis, production expenses and taxes increased to $0.19 per Mcfe, compared to $0.14 per Mcfe in fiscal 1996 and $0.13 per Mcfe in fiscal 1995. During fiscal 1996 and 1995, a high proportion of the Company's production was from the Giddings Field, much of which qualified for Texas severance tax exemptions.

  Impairment of Oil and Gas Properties. Prior to January 1997, the Company had completed operations on one exploratory well in each of three separate areas outside Masters Creek in the Louisiana Trend. Between April 1997 and July 1997, the Company completed operations on 10 Company operated exploratory wells located outside Masters Creek in the Louisiana Trend that resulted in the addition of only 0.5 Bcfe of proved reserves. Cumulative well costs on these non-Masters Creek properties were approximately $43 million as of June 30, 1997. Of the ten wells, one was completed on April 15, 1997, one on May 3, 1997 and eight after June 1, 1997. Based upon this information and similar data which had become available from outside operated properties in these non-Masters Creek areas of the Louisiana Trend, management determined that a significant portion of its leasehold in the Louisiana Trend outside of Masters Creek was impaired. During the quarters ended March 31, 1997 and June 30, 1997, the Company transferred $7.6 million and $86.3 million, respectively, of non-Masters Creek Louisiana Trend leasehold costs to the amortization base of the full cost pool.

  Oil and gas prices declined from $20.90 per Bbl and $2.41 per Mcf at June 30, 1996 to $18.38 per Bbl and $2.12 per Mcf at June 30, 1997. Drilling and equipment costs escalated rapidly in the fourth quarter of fiscal 1997 due primarily to higher day rates for drilling rigs, thus increasing the estimated future capital expenditures to be incurred to develop the Company's proved undeveloped reserves. The oil and gas price declines and the increased costs to drill and equip wells caused the Company to eliminate 35 gross proved undeveloped locations in the Knox Field which contained an estimated 45 net Bcfe of proved undeveloped reserves. Similar factors combined with unfavorable drilling and production results eliminated approximately 93 Bcfe of proved reserves in the Giddings and Louisiana Trend areas.

  In the Independence area of the Giddings Field of Texas, a single well completed in late March 1997, which the Company had estimated to contain 15.7 Bcfe of Company reserves at March 31, 1997, was significantly and adversely affected by another operator's offset well which damaged the reservoir and reduced the Company's estimated ultimate recovery to 8.0 Bcfe of reserves.

  In late June 1997, management reviewed its March 31, 1997 internal estimates of proved reserves and related present value and, after giving effect to the fourth quarter 1997 drilling and production results, oil and gas prices, higher drilling and completion costs, and additional leasehold acquisition costs and delay rentals, determined that the Company had less reserve potential than had previously been estimated. As a result, management estimated that at June 30, 1997 the Company would have capitalized costs of oil and gas properties which would exceed its full cost ceiling by approximately $150 million to $200 million. On June 27, 1997, the Company issued a press release which included this estimate. Subsequently, based on the Company's final year-end estimates of its proved reserves and related estimated future net revenues, which took into account additional drilling and production results, management determined that as of June 30, 1997, its capitalized costs exceeded its full cost ceiling by approximately $236 million. No such writedown was experienced by the Company in fiscal 1996 or fiscal 1995.

  Oil and Gas Depreciation, Depletion and Amortization. DD&A of oil and gas properties for fiscal 1997 was $103.3 million, $52.4 million higher than fiscal 1996's expense of $50.9 million, and $77.9 million higher than fiscal 1995's expense of $25.4 million. The expense in fiscal 1997 excluded the effects of the asset writedown. The average DD&A rate per Mcfe, which is a function of capitalized costs, future development costs, and the related underlying reserves in the periods presented, increased to $1.31 in fiscal 1997 compared to $0.85 in fiscal 1996 and $0.80 in fiscal 1995.

  Depreciation and Amortization of Other Assets. D&A of other assets increased to $3.8 million in fiscal 1997, compared to $3.2 million in fiscal 1996 and $1.8 million in fiscal 1995. This increase in fiscal 1997 was caused by an increase in D&A as a result of increased investments in depreciable buildings and equipment and increased amortization of debt issuance costs as a result of the issuance of Senior Notes in May 1995, April 1996 and March 1997.

  General and Administrative. G&A expenses, which are net of capitalized internal payroll and non-payroll expenses (see Note 11 of Notes to Consolidated Financial Statements), were $8.8 million in fiscal 1997, up 83% from $4.8 million in fiscal 1996 and up from $3.6 million in fiscal 1995. The increases in fiscal 1997 compared to fiscal 1996 and 1995 result primarily from increased personnel expenses required by the Company's growth and industry wage inflation. The Company capitalized $3.9 million of internal costs in fiscal 1997 directly related to the Company's oil and gas exploration and development efforts, compared to $1.7 million in 1996 and $0.6 million in 1995.

  Interest and Other. Interest and other expense increased to $18.6 million in fiscal 1997 as compared to $13.7 million in 1996 and $6.6 million in fiscal 1995. Interest expense in the fourth quarter of fiscal 1997 was $8.7 million, reflecting the issuance of $300 million of Senior Notes in March 1997. In addition to the interest expense reported, the Company capitalized $12.9 million of interest during fiscal 1997, compared to $6.4 million capitalized in fiscal 1996 and $1.6 million in fiscal 1995.

  Provision (Benefit) for Income Taxes. The Company recorded an income tax benefit of $3.6 million for fiscal 1997, before consideration of the $3.8 million tax benefit associated with the extraordinary loss from the early extinguishment of debt, compared to income tax expense of $12.9 million in 1996 and $6.3 million in 1995. All of the income tax expense in 1996 and 1995 was deferred due to tax net operating losses and carryovers resulting from the Company's drilling program.

  The Company's loss before income taxes and extraordinary item of $180.3 million created a tax benefit for financial reporting purposes of $67.7 million. However, due to limitations on the recognition of deferred tax assets, the total tax benefit was reduced to $3.6 million.

  At June 30, 1997, the Company had a net operating loss carryforward of approximately $300 million for regular federal income taxes which will expire in future years beginning in 2007. Management believed that it could not be demonstrated at that time that it was more likely than not that the deferred income tax assets, comprised primarily of the net operating loss carryforward, would be realizable in future years, and therefore a valuation allowance of $64.1 million was recorded in fiscal 1997. A deferred tax benefit related to the exercise of employee stock options of approximately $4.8 million was allocated directly to additional paid-in capital in 1997, compared to $7.9 million in 1996 and $1.2 million in fiscal 1995.

HEDGING

  Periodically the Company utilizes hedging strategies to hedge the price of a portion of its future oil and gas production. These strategies include (1) swap arrangements that establish an index-related price above which the Company pays the counterparty and below which the Company is paid by the counterparty, (2) the purchase of index-related puts that provide for a "floor" price below which the counterparty pays the Company the amount by which the price of the commodity is below the contracted floor, (3) the sale of index-related calls that provide for a "ceiling" price above which the Company pays the counterparty the amount by which the price of the commodity is above the contracted ceiling, and (4) basis protection swaps, which are arrangements that guarantee the price differential of oil or gas from a specified delivery point or points. Results from hedging transactions are reflected in oil and gas sales to the extent related to the Company's oil and gas production. The Company only enters into hedging transactions related to the Company's oil and gas production volumes or CEMI and AGM physical purchase or sale commitments.

  As of December 31, 1997, the Company had the following oil swap arrangements for periods after December 1997:


                                                                                      NYMEX-INDEX
                                                                            VOLUME   STRIKE PRICE
      MONTH                                                                 (BBLS)    (PER BBL)
      -----                                                                 -------   ---------
      January through June 1998 . . . . . . . . . . . . . . . . . . . . .   724,000     $19.82

After year-end 1997, the Company entered into oil swap arrangements to cancel the effect of the swaps at a price of $18.85 per Bbl.

  As of December 31, 1997, the Company had the following gas swap arrangements for periods after December 1997:

                                                                                             HOUSTON SHIP CHANNEL
                                                                                 VOLUME       INDEX STRIKE PRICE
      MONTHS                                                                     (MMBTU)       (PER MMBTU)
      ------                                                                     --------    ---------------------
      April 1998  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          600,000            $2.300
      May 1998  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          620,000            $2.215

The Company received $1.3 million as a premium for calls sold for January and February 1998 volumes of 2,480,000 MMBtu and 2,240,000 MMBtu, respectively. The January calls expired on December 31, 1997, the February calls expired on January 31, 1998, and the associated premiums will be recognized as income during the corresponding months of production.

  The Company has also entered into the following collar transactions:


                                                                          NYMEX             NYMEX
                                                           VOLUME      DEFINED HIGH       DEFINED LOW
      MONTHS                                              (MMBTU)      STRIKE PRICE       STRIKE PRICE
      ------                                              -------      ------------      -------------
      March 1998  . . . . . . . . . . . . . . .            1,240,000       $2.69              $2.33
      April 1998  . . . . . . . . . . . . . . .            1,200,000       $2.48              $2.11

These transactions require that the Company pay the counterparty if NYMEX exceeds the defined high strike price and that the counterparty pay the Company if NYMEX is less than the defined low strike price.

  The Company entered into a curve lock for 4.9 Bcf of gas which allows the Company the option to hedge April 1999 through November 1999 gas based upon a negative $0.285 differential to December 1998 gas any time between the strike date and December 1998. A curve lock is a commodity swap arrangement that establishes, or hedges, a price differential between one commodity contract period and another. In markets where the forward curve is typically negatively sloped (near-term prices exceed deferred prices), an upward sloping price curve allows hedgers to lock in a deferred forward sale at a higher premium to a more prompt swap by a curve lock. For example, in the crude oil market, which typically has a negatively sloped price curve, it may be possible for a hedger to lock in a price relationship in which its deferred crude oil is sold at a premium to a prompter swap, because the price curve is upwardly sloping in the future. The expectation of the hedger is that either the market will return to its historically negatively sloped price curve, or that prices generally will increase and the curve lock swap will allow it to realize a premium price for the deferred versus the more prompt price.

  Gains or losses on crude oil and natural gas hedging transactions are recognized as price adjustments in the month of related production. The Company estimates that had all of the crude oil and natural gas swap agreements in effect for production periods beginning January 1, 1998 terminated on December 31, 1997, based on the closing prices for NYMEX futures contracts as of that date, the Company would have received a net amount of approximately $1.1 million from the counterparty which would have represented the "fair value" at that date. These agreements were not terminated.

  Periodically, CEMI enters into various hedging transactions designed to hedge against physical purchase commitments made by CEMI. Gains or losses on these transactions are recorded as adjustments to Oil and Gas Marketing Sales in the consolidated statements of operations and are not considered by management to be material.

LIQUIDITY AND CAPITAL RESOURCES

For the Six Months Ended December 31, 1997 and 1996

  Cash Flows from Operating Activities. Cash provided by operating activities (inclusive of changes in components of working capital) increased to $139.2 million in the Transition Period, compared to $41.9 million in the Prior Period. The primary reason for the increase was significant changes in the components of current assets and liabilities, specifically $92 million of short-term investments which were converted into cash during the Transition Period. Cash provided by operating activities is expected to be a significant source for meeting the forecasted cash requirements for 1998.

  Cash Flows from Investing Activities. Cash used in investing activities decreased to $136.5 million in the Transition Period, compared to $184.1 million in the Prior Period. This decrease in cash used in investing activities was due primarily to the $90.4 million received from the sale of the Company's investment in Bayard common stock during the Transition Period, offset by other investments. Approximately $189.8 million was expended by the Company in the Transition Period for development and exploration of oil and gas properties, as compared to $186.8 million in the Prior Period. In the Transition Period, other property and equipment additions were $27.0 million primarily as a result of its $11.9 million investment in the Louisiana Chalk Gathering System and Masters Creek Gas Plant as well as additional investments in its Oklahoma City office complex.


  Cash Flows from Financing Activities. Cash used in financing activities was $2.8 million during the Transition Period, compared to cash provided by financing activities of $231.3 million during the Prior Period. The decrease was due primarily to the proceeds received from the issuance of common stock during the Prior Period of $288.1 million, which was partially offset by the net payments on long-term borrowings of $56.8 million during the Prior Period.

For the Fiscal Years Ended June 30, 1997, 1996 and 1995

  Cash Flows from Operating Activities. Cash provided by operating activities (inclusive of changes in components of working capital) decreased to $84.1 million in fiscal 1997, compared to $121.0 million in fiscal 1996 and $54.7 million in fiscal 1995. The primary reason for the decrease from fiscal 1996 to 1997 was significant changes in the components of current assets and liabilities, specifically $102.9 million of short-term investments at June 30, 1997.

  Cash Flows from Investing Activities. Significantly higher cash was used in fiscal 1997 for development, exploration and acquisition of oil and gas properties compared to fiscal 1996 and 1995. Approximately $524 million was expended by the Company in fiscal 1997 (net of proceeds from sale of leasehold, equipment and other), compared to $344 million in fiscal 1996. In fiscal 1995 the Company expended $113 million (net of proceeds from sale of leasehold, equipment and other). Net cash proceeds received by the Company for sales of oil and gas equipment, leasehold and other decreased to approximately $3.1 million in fiscal 1997, compared to $6.2 million in fiscal 1996 and $12.0 million in fiscal 1995. In fiscal 1997, other property and equipment additions were $34 million primarily as a result of its $16.8 million investment in the Louisiana Chalk Gathering System and Masters Creek Gas Plant as well as additional investments in its Oklahoma City office complex.

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

  In fiscal 1996, cash flows from financing activities were $219.5 million, largely as the result of the issuance of 5,989,500 shares of Common Stock (net proceeds to the Company of approximately $99.4 million) and $120 million of 9.125% Senior Notes due 2006 (the "9.125% Senior Notes"). The Company may, at its option, redeem prior to April 15, 1999 up to $42 million principal amount of the 9.125% Senior Notes at 109.125% of the principal amount thereof from equity offering proceeds. The 9.125% Senior Notes are redeemable at the option of the Company at any time at the redemption or make- whole prices set forth in the Indenture.

Financial Flexibility and Liquidity

  The Company had working capital of $64.2 million at December 31, 1997.
In January 1998, the Company arranged a $500 million revolving credit facility with a group of commercial banks. The facility has an initial committed borrowing base of $200 million ($168 million until the acquisition of DLB Oil & Gas, Inc. is consummated), of which $120 million was used to pay off bank debt assumed in the acquisition of Hugoton Energy Corporation on March 10, 1998 and the remainder is anticipated to be used for other acquisitions. The borrowing base can be expanded as other acquisitions create collateral value. Borrowings under the facility are secured by CAC's pledge of its subsidiaries' capital stock and bear interest currently at a rate equal to the Eurodollar rate plus 1.5%.

  The borrower under this facility is Chesapeake Acquisition Corporation ("CAC"), a wholly-owned subsidiary of the Company. CAC is an "unrestricted subsidiary" under the terms of the Company's Senior Note Indentures and is not a guarantor of the senior note indebtedness. The Company is not a guarantor of the revolving credit facility.

  The Senior Note Indentures contain various restrictions for the Company and its restricted subsidiaries to incur additional indebtedness. As of December 31, 1997, the Company estimates that commercial bank indebtedness of $75 million could have been incurred within these restrictions. This restriction does not apply to borrowings incurred by CAC and other unrestricted subsidiaries.

  Debt ratings for the Senior Notes are Ba3 by Moody's Investors Service and BB- by Standard & Poor's Corporation as of March 25, 1998, although both have recently placed the Company on review with negative implications. The Company's long-term debt represented approximately 65% of total capital at December 31, 1997. There are no scheduled principal payments required on any of the Senior Notes until June 2002.

  The Company believes it has adequate resources, including budgeted cash flow from operations, to fund its capital expenditure budget for exploration and development activities during 1998, which is currently estimated to be approximately $235 million. However, continued low oil prices or unfavorable drilling results could cause the Company to further reduce its drilling program, which is largely discretionary. Additional acquisitions, if any, beyond the announced acquisitions will be funded by a combination of commercial bank debt and/or the issuance of additional public debt or equity securities. If these additional resources are not available, the Company may not be able to successfully pursue its revised 1998 business strategy.

YEAR 2000

  Year 2000 issues result from the inability of computer programs or computerized equipment to accurately calculate, store or use a date subsequent to December 31, 1999. Although the erroneous date can be interpreted in a number of different ways typically the year 2000 is interpreted by the computer as the year 1900. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business.

  The Company has completed an assessment of its core financial and operational software systems and has found them either already in compliance or the necessary steps to bring them into compliance have been identified. These tasks are scheduled for completion by December 31, 1998. The Company believes that the successful completion of these tasks will mitigate any critical Year 2000 issues. However, if these tasks are not completed by year-end 1999, the Year 2000 issue could have a material impact on the Company's ability to meet financial and reporting requirements. It should not impact the Company's ability to continue exploration, drilling or production activities.

  Assessment of other less critical software systems and various types of equipment is continuing and should be completed by September 1998. The Company believes that the potential impact, if any, of these systems not being Year 2000 compliant will at most require employees to manually complete otherwise automated tasks or calculations.

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

FORWARD LOOKING STATEMENTS

  The information contained in this Form 10-K includes certain forward-looking statements. When used in this document, the words budget, budgeted, anticipate, expects, estimates, believes, goals or projects and similar expressions are intended to identify forward-looking statements. It is important to note that Chesapeake's actual results could differ materially from those projected by such forward-looking statements. Important factors that could cause actual results to differ materially from those projected in the forward-looking statements include, but are not limited to, the following: production variances from expectations, volatility of oil and gas prices, the need to develop and replace its reserves, the substantial capital expenditures required to fund its operations and acquisition strategy and the related need to fund such capital requirements through commercial banks and/or public securities markets, environmental risks, drilling and operating risks, risks related to exploration and development drilling, the uncertainty inherent in estimating future oil and gas production or reserves, uncertainty inherent in litigation, competition, government regulation, and the ability of the Company to implement its business strategy, including risks inherent in integrating acquisition operations into the Company's operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                         PAGE
Consolidated Financial Statements:
  Report of Independent Accountants for the Six Months Ended December
      31, 1997 and for the Years Ended June 30, 1997 and 1996 . . . . . . . . . . . . . . . . . . .       38
  Report of Independent Accountants for the Year Ended June 30, 1995  . . . . . . . . . . . . . . .       39
  Consolidated Balance Sheets at December 31, 1997 and at June 30, 1997 and 1996  . . . . . . . . .       40
  Consolidated Statements of Operations for the Six Months Ended December 31, 1997 and
      for the Years Ended June 30, 1997, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . .       41
  Consolidated Statements of Cash Flows for the Six Months Ended December 31, 1997 and
      for the Years Ended June 30, 1997, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . .       42
  Consolidated Statements of Stockholders' Equity for the Six Months Ended December 31, 1997
  and for the Years Ended June 30, 1997, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . .       44
  Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . .       45

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Chesapeake Energy Corporation

  We have audited the accompanying consolidated balance sheets of Chesapeake Energy Corporation and its subsidiaries as of December 31, 1997 and as of June 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the six months ended December 31, 1997 and the years ended June 30, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chesapeake Energy Corporation and its subsidiaries as of December 31, 1997 and as of June 30, 1997 and 1996, and the consolidated results of their operations and their cash flows for the six months ended December 31, 1997 and the years ended June 30, 1997 and 1996 in conformity with generally accepted accounting principles.

COOPERS & LYBRAND L.L.P.

Oklahoma City, Oklahoma
March 20, 1998

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

PRICE WATERHOUSE LLP

Houston, Texas
September 20, 1995, except for the fourth paragraph of Note 9 which is as of October 9, 1997 and except for the earnings per share information as described in Note 1, which is as of March 24, 1998

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                   DECEMBER 31,               JUNE 30,
                                                                                   -----------       -----------------------------
                                                                                      1997               1997             1996
                                                                                   -----------       -----------------------------
                                                                                             ($ IN THOUSANDS)
 CURRENT ASSETS:
  Cash and cash equivalents ...................................................     $   123,860      $   124,017      $    51,638
  Short-term investments ......................................................          12,570          104,485             --
  Accounts receivable:
    Oil and gas sales .........................................................          10,654           10,906           12,687
    Oil and gas marketing sales ...............................................          20,493           19,939            6,982
    Joint interest and other, net of allowances of $691,000, $387,000
      and $340,000, respectively ..............................................          38,781           25,311           27,661
    Related parties ...........................................................           4,246            7,401            2,884
  Inventory ...................................................................           5,493            4,854            5,163
  Other .......................................................................           1,624              692            2,158
                                                                                    -----------      -----------      -----------
         Total Current Assets .................................................         217,721          297,605          109,173
                                                                                    -----------      -----------      -----------
PROPERTY AND EQUIPMENT:
  Oil and gas properties, at cost based on full cost
    accounting:
    Evaluated oil and gas properties ..........................................       1,095,363          865,516          363,213
    Unevaluated properties ....................................................         125,155          128,505          165,441
    Less: accumulated depreciation, depletion and
      amortization ............................................................        (602,391)        (431,983)         (92,720)
                                                                                    -----------      -----------      -----------
                                                                                        618,127          562,038          435,934
  Other property and equipment ................................................          67,633           50,379           18,162
  Less: accumulated depreciation and amortization .............................          (6,573)          (5,051)          (2,922)
                                                                                    -----------      -----------      -----------
         Total Property and Equipment .........................................         679,187          607,366          451,174
                                                                                    -----------      -----------      -----------
OTHER ASSETS ..................................................................          55,876           44,097           11,988
                                                                                    -----------      -----------      -----------
TOTAL ASSETS ..................................................................     $   952,784      $   949,068      $   572,335
                                                                                    ===========      ===========      ===========

                                           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes payable and current maturities of long-term debt ......................     $      --        $     1,380      $     6,755
  Accounts payable ............................................................          81,775           86,817           54,514
  Accrued liabilities and other ...............................................          42,733           28,701           14,062
  Revenues and royalties due others ...........................................          28,972           29,428           33,503
                                                                                    -----------      -----------      -----------
         Total Current Liabilities ............................................         153,480          146,326          108,834
                                                                                    -----------      -----------      -----------
LONG-TERM DEBT, NET ...........................................................         508,992          508,950          268,431
                                                                                    -----------      -----------      -----------
REVENUES AND ROYALTIES DUE OTHERS .............................................          10,106            6,903            5,118
                                                                                    -----------      -----------      -----------
DEFERRED INCOME TAXES .........................................................            --               --             12,185
                                                                                    -----------      -----------      -----------
CONTINGENCIES AND COMMITMENTS (NOTE 4) ........................................            --               --               --
                                                                                    -----------      -----------      -----------
STOCKHOLDERS' EQUITY:
  Preferred Stock, $.01 par value, 10,000,000 shares
    authorized; none issued ...................................................            --               --               --
  Common Stock, 250,000,000 shares authorized; par value of $.01,
    $.01 and $.05 at December 31, 1997, June 30, 1997 and 1996, respectively;
    74,298,061, 70,276,975 and 60,159,826 shares issued and outstanding
    at December 31, 1997, June 30, 1997 and 1996, respectively ................             743              703            3,008
  Paid-in capital .............................................................         460,733          432,991          136,782
  Accumulated earnings (deficit) ..............................................        (181,270)        (146,805)          37,977
                                                                                    -----------      -----------      -----------
         Total Stockholders' Equity ...........................................         280,206          286,889          177,767
                                                                                    -----------      -----------      -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ....................................     $   952,784      $   949,068      $   572,335
                                                                                    ===========      ===========      ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 SIX MONTHS ENDED
                                                                   DECEMBER 31,                  YEAR ENDED JUNE 30,
                                                                 ----------------    ---------------------------------------
                                                                     1997                1997          1996          1995
                                                                 ----------------    ----------     ---------     ----------
                                                                         ($ IN THOUSANDS, EXCEPT PER SHARE DATA)
 REVENUES:
  Oil and gas sales .........................................     $  95,657           $ 192,920      $ 110,849     $  56,983
  Oil and gas marketing sales ...............................        58,241              76,172         28,428          --
  Oil and gas service operations ............................          --                  --            6,314         8,836
  Interest and other ........................................        78,966              11,223          3,831         1,524
                                                                  ---------           ---------      ---------     ---------
    Total Revenues ..........................................       232,864             280,315        149,422        67,343
                                                                  ---------           ---------      ---------     ---------
COSTS AND EXPENSES:
  Production expenses and taxes .............................        10,094              15,107          8,303         4,256
  Oil and gas marketing expenses ............................        58,227              75,140         27,452          --
  Oil and gas service operations ............................          --                  --            4,895         7,747
  Impairment of oil and gas properties ......................       110,000             236,000           --            --
  Oil and gas depreciation, depletion and amortization ......        60,408             103,264         50,899        25,410
  Depreciation and amortization of other assets .............         2,414               3,782          3,157         1,765
  General and administrative ................................         5,847               8,802          4,828         3,578
  Interest and other ........................................        17,448              18,550         13,679         6,627
                                                                  ---------           ---------      ---------     ---------
    Total Costs and Expenses ................................       264,438             460,645        113,213        49,383
                                                                  ---------           ---------      ---------     ---------
INCOME (LOSS) BEFORE INCOME TAXES AND EXTRAORDINARY
  ITEM ......................................................       (31,574)           (180,330)        36,209        17,960
PROVISION (BENEFIT) FOR INCOME TAXES ........................          --                (3,573)        12,854         6,299
                                                                  ---------           ---------      ---------     ---------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM .....................       (31,574)           (176,757)        23,355        11,661
EXTRAORDINARY ITEM:
  Loss on early extinguishment of debt,
    net of applicable income tax of $3,804 ..................          --                (6,620)          --            --
                                                                  ---------           ---------      ---------     ---------
NET INCOME (LOSS) ...........................................     $ (31,574)          $(183,377)     $  23,355     $  11,661
                                                                  =========           =========      =========     =========
EARNINGS (LOSS) PER COMMON SHARE:
  EARNINGS (LOSS) PER COMMON SHARE-BASIC
    Income (loss) before extraordinary item .................     $   (0.45)          $   (2.69)     $    0.43     $    0.22
    Extraordinary item ......................................          --                 (0.10)          --            --
                                                                  ---------           ---------      ---------     ---------
    Net income (loss) .......................................     $   (0.45)          $   (2.79)     $    0.43     $    0.22
                                                                  =========           =========      =========     =========
  EARNINGS (LOSS) PER COMMON SHARE-ASSUMING DILUTION
    Income (loss) before extraordinary item .................     $   (0.45)          $   (2.69)     $    0.40     $    0.21
    Extraordinary item ......................................          --                 (0.10)          --            --
                                                                  ---------           ---------      ---------     ---------
    Net income (loss) .......................................     $   (0.45)          $   (2.79)     $    0.40     $    0.21
                                                                  =========           =========      =========     =========
  WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES
    OUTSTANDING (IN 000'S)
    Basic ...................................................        70,835              65,767         54,564        52,624
                                                                  =========           =========      =========     =========
    Assuming Dilution .......................................        70,835              65,767         58,342        55,872
                                                                  =========           =========      =========     =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     SIX MONTHS ENDED                  YEAR ENDED JUNE 30,
                                                                       DECEMBER 31,       ---------------------------------------
                                                                           1997             1997          1996            1995
                                                                     ----------------     --------       ---------      ---------
                                                                                                ($ IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS) ..............................................     $ (31,574)           $(183,377)     $  23,355      $  11,661
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES:
  Depreciation, depletion and amortization .....................        62,028              105,591         52,768         26,628
  Deferred taxes ...............................................          --                 (3,573)        12,854          6,299
  Amortization of loan costs ...................................           794                1,455          1,288            548
  Amortization of bond discount ................................            41                  217            563            567
  Bad debt expense .............................................            40                  299            114            308
  Gain on sale of Bayard stock .................................       (73,840)                --             --             --
  Gain on sale of fixed assets .................................          (209)              (1,593)        (2,511)          (108)
  Impairment of oil and gas assets .............................       110,000              236,000           --             --
  Extraordinary loss ...........................................          --                  6,620           --             --
  Equity in (earnings) losses from investments .................           592                 (499)          --             --
CHANGES IN ASSETS AND LIABILITIES (NET OF ASSETS AND LIABILITIES
     ACQUIRED FROM ANSON PRODUCTION CORPORATION):
  (Increase) decrease in short-term investments ................        92,127             (102,858)           622           --
  (Increase) decrease in accounts receivable ...................        (7,173)             (19,987)        (3,524)       (22,510)
  (Increase) decrease in inventory .............................        (1,584)              (1,467)            78         (1,203)
  (Increase) decrease in other current assets ..................        (1,519)               1,466         (1,525)           614
  Increase (decrease) in accounts payable, accrued
    liabilities and other ......................................       (11,044)              48,085         25,834         19,387
  Increase (decrease) in current and non-current revenues
    and royalties due others ...................................           478               (2,290)        11,056         12,540
                                                                     ---------            ---------      ---------      ---------
    Cash provided by operating activities ......................       139,157               84,089        120,972         54,731
                                                                     ---------            ---------      ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Exploration, development and acquisition of oil and gas
    properties .................................................      (189,755)            (468,462)      (342,045)      (117,831)
  Proceeds from sale of oil and gas equipment, leasehold and
    other ......................................................         2,503                3,095          6,167         11,953
  Net proceeds from sale of Bayard stock .......................        90,380                 --             --             --
  Repayment of note receivable .................................        18,000                 --             --             --
  Other proceeds from sales ....................................            17                6,428            698          1,104
  Long term loans made to third parties ........................          --                (20,000)          --             --
  Investment in oil field service company ......................          (200)              (3,048)          --             --
  Investment in gas marketing company, net of cash
    acquired ...................................................          --                   --             (363)          --
  Other investments ............................................       (30,434)              (8,000)          --             --
  Other property and equipment additions .......................       (27,015)             (33,867)        (8,846)        (7,929)
                                                                     ---------            ---------      ---------      ---------
    Cash used in investing activities ..........................      (136,504)            (523,854)      (344,389)      (112,703)
                                                                     ---------            ---------      ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock .......................          --                288,091         99,498           --
  Proceeds from long-term borrowings ...........................          --                342,626        166,667        128,834
  Payments on long-term borrowings .............................          --               (119,581)       (48,634)       (32,370)
  Dividends paid on common stock ...............................        (2,810)                --             --             --
  Cash received from exercise of stock options .................           322                1,387          1,989            818
  Other financing ..............................................          (322)                (379)          --             --
                                                                     ---------            ---------      ---------      ---------
    Cash provided by (used in) financing activities ............        (2,810)             512,144        219,520         97,282
                                                                     ---------            ---------      ---------      ---------
Net increase (decrease) in cash and cash equivalents ...........          (157)              72,379         (3,897)        39,310
Cash and cash equivalents, beginning of period .................       124,017               51,638         55,535         16,225
                                                                     ---------            ---------      ---------      ---------
Cash and cash equivalents, end of period .......................     $ 123,860            $ 124,017      $  51,638      $  55,535
                                                                     =========            =========      =========      =========


                 The accompanying notes are an integral part of these
                       consolidated financial statements.

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES


                                                                     SIX MONTHS ENDED             YEAR ENDED JUNE 30,
                                                                       DECEMBER 31,       ---------------------------------
                                                                           1997             1997         1996        1995
                                                                     -----------------    --------      -------     -------
                                                                                        ($ IN THOUSANDS)
 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 CASH PAYMENTS FOR:
   Interest, net of capitalized interest . . . . . . . . . . .           $  17,367         $12,919      $10,751      $4,914
   Income taxes  . . . . . . . . . . . . . . . . . . . . . . .           $     500         $  --        $  --        $  --


 DETAILS OF ACQUISITION OF ANSON PRODUCTION CORPORATION:
   Fair value of assets acquired . . . . . . . . . . . . . . .           $  43,000         $  --        $  --        $ --
   Accrued liability for estimated cash consideration  . . . .           $ (15,500)        $  --        $  --        $ --
   Stock issued  . . . . . . . . . . . . . . . . . . . . . . .           $ (27,500)        $  --        $  --        $ --


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

  The Company had a financing arrangement with a vendor to supply certain oil and gas equipment inventory. The total amounts owed at June 30, 1997, 1996 and 1995 were $1,380,000, $3,156,000 and $6,513,000, respectively. No cash consideration is exchanged for inventory under this financing arrangement until actual draws on the inventory are made.

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

  On December 22, 1997 the Company declared a dividend of $0.02 per common share, or $1,486,000, which was paid on January 15, 1998. On June 13, 1997 the Company declared a dividend of $0.02 per common share, or $1,405,000, which was paid on July 15, 1997.

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                                  SIX MONTHS ENDED             YEAR ENDED JUNE 30,
                                                                    DECEMBER 31,       -----------------------------------------
                                                                        1997               1997          1996            1995
                                                                  ----------------     ----------      ---------      ----------
                                                                                             ($ IN THOUSANDS)
 COMMON STOCK:
  Balance, beginning of period ..............................     $     703             $   3,008      $      58      $      51
  Issuance of 8,972,000 shares of common stock ..............          --                      90           --             --
  Issuance of 5,989,500 shares of common stock ..............          --                    --              299           --
  Exercise of stock options and warrants ....................             2                    12             79              7
  Issuance of 3,792,724 shares of common stock
        to AnSon Production Corporation .....................            38                  --             --             --
  Change in par value .......................................          --                  (2,407)         2,572           --
                                                                  ---------             ---------      ---------      ---------
  Balance, end of period ....................................           743                   703          3,008             58
                                                                  ---------             ---------      ---------      ---------
COMMON STOCK WARRANTS:
  Balance, beginning of period ..............................          --                    --             --                5
  Exercise of Common Stock Warrants .........................          --                    --             --               (5)
                                                                  ---------             ---------      ---------      ---------
  Balance, end of period ....................................          --                    --             --             --
                                                                  ---------             ---------      ---------      ---------
PAID-IN CAPITAL:
  Balance, beginning of period ..............................       432,991               136,782         30,295         28,243
  Exercise of stock options and warrants ....................           320                 1,375          1,910            823
  Issuance of common stock ..................................        27,459               301,593        105,516           --
  Offering expenses and other ...............................          --                 (13,974)        (6,317)          --
  Cumulative exchange loss ..................................           (37)                 --             --             --
  Tax benefit from exercise of stock options ................          --                   4,808          7,950          1,229
  Change in par value .......................................          --                   2,407         (2,572)          --
                                                                  ---------             ---------      ---------      ---------
  Balance, end of period ....................................       460,733               432,991        136,782         30,295
                                                                  ---------             ---------      ---------      ---------
ACCUMULATED EARNINGS (DEFICIT):
  Balance, beginning of period ..............................      (146,805)               37,977         14,622          2,961
  Net income (loss) .........................................       (31,574)             (183,377)        23,355         11,661
  Dividends on common stock of $0.02 per share ..............        (2,891)               (1,405)          --             --
                                                                  ---------             ---------      ---------      ---------
  Balance, end of period ....................................      (181,270)             (146,805)        37,977         14,622
                                                                  ---------             ---------      ---------      ---------
TOTAL STOCKHOLDERS' EQUITY ..................................     $ 280,206             $ 286,889      $ 177,767      $  44,975
                                                                  =========             =========      =========      =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Company

  The Company is a petroleum exploration and production company engaged in the acquisition, exploration, and development of properties for the production of crude oil and natural gas from underground reservoirs. The Company's properties are located in Texas, Louisiana, Oklahoma, Montana, North Dakota, New Mexico and Canada.

  The Company has changed its fiscal year end from June 30 to December 31. The Company's results of operations and cash flows for the six months ended December 31, 1997 (the "Transition Period") are included in these consolidated financial statements.

Principles of Consolidation

  The accompanying consolidated financial statements of Chesapeake Energy Corporation (the "Company") include the accounts of its wholly-owned subsidiaries Chesapeake Operating, Inc. ("COI"), Chesapeake Exploration Limited Partnership ("CEX"), a limited partnership, Chesapeake Louisiana, L.P. ("CLLP"), a limited partnership, Chesapeake Gas Development Corporation ("CGDC"), Chesapeake Energy Marketing, Inc. ("CEMI"), Chesapeake Canada Corporation ("CCC"), Chesapeake Energy Louisiana Corporation ("CELC"), Chesapeake Acquisition Corporation ("CAC"), Lindsay Oil Field Supply, Inc.("LOF"), Sander Trucking Company, Inc. ("STCO") and subsidiaries of those entities. As of June 30, 1997, CGDC had been merged into CEX, and LOF and STCO had been dissolved. All significant intercompany accounts and transactions have been eliminated. Investments in companies and partnerships which give the Company significant influence, but not control, over the investee are accounted for using the equity method.

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

Investments in Securities

  The Company invests in various equity securities and short-term debt instruments including corporate bonds and auction preferreds, commercial paper and government agency notes. The Company has classified all of its short-term investments in equity and debt instruments as trading securities, which are carried at fair value with unrealized holding gains and losses included in earnings. At December 31, 1997, the Company had an unrealized holding loss of $2.4 million included in interest and other revenue. At June 30, 1997, the Company had an unrealized holding loss of $0.6 million included in interest and other revenue. At June 30, 1996 the Company had no trading securities. Investments in equity securities and limited partnerships that do not have readily determinable fair values are stated at cost and are included in noncurrent other assets. In determining realized gains and losses, the cost of securities sold is based on the average cost method.

Inventory

  Inventory consists primarily of tubular goods and other lease and well equipment which the Company plans to utilize in its ongoing exploration and development activities and is carried at the lower of cost or market using the specific identification method.

Oil and Gas Properties

  The Company follows the full cost method of accounting under which all costs associated with property acquisition, exploration and development activities are capitalized. The Company capitalizes internal costs that can be directly identified with its acquisition, exploration and development activities and does not include any costs related to production, general corporate overhead or similar activities (see Note 11). Capitalized costs are amortized on a composite unit-of-production method based on proved oil and gas reserves. The Company's oil and gas reserves are estimated at least annually by independent petroleum engineers and quarterly by the Company's internal engineers. The average composite rates used for depreciation, depletion and amortization were $1.57 per equivalent Mcf in the six months ended December 31, 1997 and $1.31, $0.85 and $0.80 per equivalent Mcf in fiscal 1997, 1996 and 1995, respectively.

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

  The Company reviews the carrying value of its oil and gas properties under the full cost accounting rules of the Securities and Exchange Commission on a quarterly basis. Under these rules, capitalized costs, less accumulated amortization and related deferred income taxes, shall not exceed an amount equal to the sum of the present value of estimated future net revenues less estimated future expenditures to be incurred in developing and producing the proved reserves, less any related income tax effects. At December 31, 1997 capitalized costs of oil and gas properties exceeded the estimated present value of future net revenues from the Company's proved reserves, net of related income tax considerations, resulting in a writedown in the carrying value of oil and gas properties of $110 million. At June 30, 1997, capitalized costs of oil and gas properties exceeded the estimated present value of future net revenues from the Company's proved reserves, net of related income tax considerations, resulting in a fourth quarter writedown in the carrying value of oil and gas properties of $236 million.

Other Property and Equipment

  Other property and equipment consists primarily of gas gathering and processing facilities, vehicles, land, office buildings and equipment, and software. Major renewals and betterments are capitalized while the costs of repairs and maintenance are charged to expense as incurred. The costs of assets retired or otherwise disposed of and the applicable accumulated depreciation are removed from the accounts, and the resulting gain or loss is reflected in operations. Other property and equipment costs are depreciated on both straight-line and accelerated methods. Buildings are depreciated on a straight-line basis over 31.5 years. All other property and equipment is depreciated over the estimated useful lives of the assets, which range from five to seven years.

Capitalized Interest

  During the six months ended December 31, 1997 and fiscal 1997, 1996 and 1995, interest of approximately $5,087,000, $12,935,000, $6,428,000 and $1,574,000
was capitalized on significant investments in unproved properties that were not being currently depreciated, depleted, or amortized and on which exploration activities were in progress.

Service Operations

  Certain subsidiaries of the Company performed contract services on wells the Company operated as well as for third parties until June 30, 1996. Oil and gas service operations revenues and costs and expenses reflected in the accompanying consolidated statements of operations include amounts derived from certain of the contractual services provided. The Company's economic interest in its oil and gas properties was not affected by the performance of these contractual services and all intercompany profits have been eliminated.

  On June 30, 1996, Peak USA Energy Services, Ltd., a limited partnership ("Peak"), was formed by Peak Oilfield Services Company (a joint venture between Cook Inlet Region, Inc. and Nabors Industries, Inc.) and the Company for the purpose of purchasing the Company's oilfield service assets and providing rig moving, transportation and related site construction services. The Company sold its service company assets to Peak for $6.4 million and simultaneously invested $2.5 million in exchange for a 33.3% partnership interest in Peak. This transaction resulted in recognition of a $1.8 million pre-tax gain during the fourth fiscal quarter of 1996 reported in Interest and other. A deferred gain from the sale of service company assets of $0.9 million was recorded as a reduction in the Company's investment in Peak and will be amortized to income over the estimated useful lives of the Peak assets. The Company's investment in Peak is accounted for using the equity method.

Income Taxes

  The Company has adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109"). SFAS 109 requires deferred tax liabilities or assets to be recognized for the anticipated future tax effects of temporary differences that arise as a result of the differences in the carrying amounts and the tax bases of assets and liabilities.

Net Income (Loss) Per Share

  In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). SFAS 128 requires presentation of "basic" and "diluted" earnings per share, as defined, on the face of the statement of operations for all entities with complex capital structures. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997 and requires restatement of all prior period earnings per share amounts. The Company has adopted SFAS 128 and has restated all prior periods presented.

  SFAS 128 requires a reconciliation of the numerators and denominators of the basic and diluted EPS computations. For the Transition Period and fiscal 1997 there was no difference between actual weighted average shares outstanding, which are used in computing basic EPS and diluted weighted average shares, which are used in computing diluted EPS. Options to purchase 8.3 million and
7.9 million shares of common stock at weighted average exercise prices of $5.49 and $7.09 were outstanding during the Transition Period and fiscal 1997 but were not included in the computation of diluted EPS because the effect of these
outstanding options would be antidilutive.   A reconciliation for fiscal 1996
and 1995 is as follows:

                                                                        Income           Shares          Per-Share
                                                                      (Numerator)     (Denominator)       Amount
                                                                    --------------   --------------   --------------
                 FOR THE YEAR ENDED JUNE 30, 1996:
                 BASIC EPS
                 Income available to common stockholders . . . .      $  23,355           54,564         $ 0.43
                                                                                                         ======
                 EFFECT OF DILUTIVE SECURITIES
                 Employee stock options  . . . . . . . . . . . .             --            3,778
                                                                      ---------        ---------
                 DILUTED EPS
                 Income available to common stockholders
                    and assumed conversions  . . . . . . . . . .      $  23,355           58,342         $ 0.40
                                                                      =========        =========         ======

                 FOR THE YEAR ENDED JUNE 30, 1995:
                 BASIC EPS
                 Income available to common stockholders . . . .      $  11,661           52,624         $ 0.22
                                                                                                         ======
                 EFFECT OF DILUTIVE SECURITIES
                 Employee stock options  . . . . . . . . . . . .             --            3,248
                                                                      ---------        ---------
                 DILUTED EPS
                 Income available to common stockholders
                    and assumed conversions  . . . . . . . . . .      $  11,661        $  55,872         $ 0.21
                                                                      =========        =========         ======

Gas Imbalances -- Revenue Recognition

  Revenues from the sale of oil and gas production are recognized when title passes, net of royalties. The Company follows the "sales method" of accounting for its gas revenue whereby the Company recognizes sales revenue on all gas sold to its purchasers, regardless of whether the sales are proportionate to the Company's ownership in the property. A liability is recognized only to the extent that the Company has a net imbalance in excess of the remaining gas reserves on the underlying properties. The Company's net imbalance positions at December 31, 1997 and June 30, 1997 and 1996 were not material.

Hedging

  The Company periodically uses certain instruments to hedge its exposure to price fluctuations on oil and natural gas transactions. Recognized gains and losses on hedge contracts are reported as a component of the related transaction. Results for hedging transactions are reflected in oil and gas sales to the extent related to the Company's oil and gas production, and in oil and gas marketing sales to the extent related to the Company's marketing activities (see Note 10).

Debt Issue Costs

  Other assets include the costs associated with the issuance of the 10.5% Senior Notes on May 25, 1995, the 9.125% Senior Notes on April 9, 1996, and the 7.875% and 8.5% Senior Notes on March 17, 1997 (see Note 2). The remaining unamortized costs on these issuances of Senior Notes at December 31, 1997 totaled $11.6 million and are being amortized over the life of the Senior Notes.

Stock Options

  In October 1995, the Financial Accounting Standards Board issued Statement No. 123 ("SFAS 123"), "Accounting for Stock Based Compensation". As permitted by SFAS 123, the Company has continued its previous method of accounting for stock compensation and adopted the disclosure requirements of this Statement in fiscal 1997.

Reclassifications

  Certain reclassifications have been made to the consolidated financial statements for the years ended June 30, 1997, 1996 and 1995 to conform to the presentation used for the December 31, 1997 consolidated financial statements.

2. SENIOR NOTES

  On March 17, 1997, the Company issued $150 million principal amount of 7.875% Senior Notes due 2004 ("7.875% Senior Notes"). The 7.875% Senior Notes are redeemable at the option of the Company at any time prior to March 15, 2004 at the make-whole prices determined in accordance with the indenture.

  On March 17, 1997, the Company issued $150 million principal amount of 8.5% Senior Notes due 2012 ("8.5% Senior Notes"). The 8.5% Senior Notes are redeemable at the option of the Company at any time prior to March 15, 2004 at the make-whole prices determined in accordance with the indenture and, on or after March 15, 2004 at the redemption price set forth therein.

  On April 9, 1996, the Company issued $120 million principal amount of 9.125% Senior Notes due 2006 ("9.125% Senior Notes"). The 9.125% Senior Notes are redeemable at the option of the Company at any time prior to April 15, 2001 at the make-whole prices determined in accordance with the indenture and, on or after April 15, 2001 at the redemption prices set forth therein. The Company may also redeem at its option at any time on or prior to April 15, 1999 up to $42 million of the 9.125% Senior Notes at 109.125% of the principal amount thereof with the proceeds of an equity offering.

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

  As of and for the six months ended December 31, 1997, the Guarantor Subsidiaries were COI, CEX, CLLP, CELC and CCC, and the Non-Guarantor Subsidiaries were CEMI, CAC and subsidiaries of those companies. As of and for the year ended June 30, 1997, the Guarantor Subsidiaries were COI, CEX, CLLP, CELC, and CGDC, and the Non-Guarantor Subsidiaries were CEMI and CCC. Prior to fiscal 1997, the Guarantor Subsidiaries were COI, CEX and two service company subsidiaries the assets of which were sold effective June 30, 1996, and the Non-Guarantor Subsidiaries were CGDC and CEMI (which was acquired in December
1995).

                      CONDENSED CONSOLIDATING BALANCE SHEET
                             AS OF DECEMBER 31, 1997
                                ($ IN THOUSANDS)



                                                               ASSETS


                                                                   NON-
                                               GUARANTOR        GUARANTOR
                                              SUBSIDIARIES     SUBSIDIARIES       COMPANY       ELIMINATIONS     CONSOLIDATED
                                              -----------      -----------      -----------     ------------     ------------
CURRENT ASSETS:
  Cash and cash equivalents ................   $      (589)     $    13,999      $   110,450      $      --        $   123,860
  Short-term investments ...................          --               --             12,570             --             12,570
  Accounts receivable ......................        57,476           22,882            1,524           (7,708)          74,174
  Inventory ................................         4,918              575             --               --              5,493
  Other ....................................         1,613                1               10             --              1,624
                                               -----------      -----------      -----------      -----------      -----------
          Total Current Assets .............        63,418           37,457          124,554           (7,708)         217,721
                                               -----------      -----------      -----------      -----------      -----------
PROPERTY AND EQUIPMENT:
  Oil and gas properties ...................     1,056,118           39,245             --               --          1,095,363
  Unevaluated leasehold ....................       125,155             --               --               --            125,155
  Other property and equipment .............        51,868              343           15,422             --             67,633
  Less: accumulated depreciation,
     depletion and amortization ............      (593,359)         (14,650)            (955)            --           (608,964)
                                               -----------      -----------      -----------      -----------      -----------
                                                   639,782           24,938           14,467             --            679,187
                                               -----------      -----------      -----------      -----------      -----------
INVESTMENTS IN SUBSIDIARIES AND
  INTERCOMPANY ADVANCES ....................        81,755           49,958          903,713       (1,035,426)            --
                                               -----------      -----------      -----------      -----------      -----------
OTHER ASSETS ...............................        10,189            6,918           38,769             --             55,876
                                               -----------      -----------      -----------      -----------      -----------
TOTAL ASSETS ...............................   $   795,144      $   119,271      $ 1,081,503      $(1,043,134)     $   952,784
                                               ===========      ===========      ===========      ===========      ===========

                                                LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Notes payable and current
     maturities of long-term debt ..........   $      --        $      --        $      --        $      --        $      --
  Accounts payable and other ...............       104,259           29,649           27,280           (7,708)         153,480
                                               -----------      -----------      -----------      -----------      -----------
          Total Current Liabilities ........       104,259           29,649           27,280           (7,708)         153,480
                                               -----------      -----------      -----------      -----------      -----------
LONG-TERM DEBT .............................          --               --            508,992             --            508,992
                                               -----------      -----------      -----------      -----------      -----------
REVENUES AND ROYALTIES DUE
  OTHERS ...................................        10,106             --               --               --             10,106
                                               -----------      -----------      -----------      -----------      -----------
DEFERRED INCOME TAXES ......................          --               --               --               --               --
                                               -----------      -----------      -----------      -----------      -----------
INTERCOMPANY PAYABLES ......................       853,958            2,959             --           (856,917)            --
                                               -----------      -----------      -----------      -----------      -----------
STOCKHOLDERS' EQUITY:
Common Stock ...............................            10                3              733               (3)             743
Other ......................................      (173,189)          86,660          544,498         (178,506)         279,463
                                               -----------      -----------      -----------      -----------      -----------
                                                  (173,179)          86,663          545,231         (178,509)         280,206
                                               -----------      -----------      -----------      -----------      -----------
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY . ...................................   $   795,144      $   119,271      $ 1,081,503      $(1,043,134)     $   952,784
                                               ===========      ===========      ===========      ===========      ===========

                      CONDENSED CONSOLIDATING BALANCE SHEET
                               AS OF JUNE 30, 1997
                                ($ IN THOUSANDS)



                                                          ASSETS


                                                             NON-
                                          GUARANTOR        GUARANTOR
                                         SUBSIDIARIES     SUBSIDIARIES  COMPANY     ELIMINATIONS    CONSOLIDATED
                                         ------------    -------------  ---------   ------------    ------------
 CURRENT ASSETS:
  Cash and cash equivalents .........     $  (6,534)     $   4,363      $ 126,188      $      --      $ 124,017
  Short-term investments ............            --          4,324        100,161             --        104,485
  Accounts receivable ...............        47,379         19,943          3,022         (6,787)        63,557
  Inventory .........................         4,795             59             --             --          4,854
  Other .............................           666             26             --             --            692
                                          ---------      ---------      ---------      ---------      ---------
          Total Current Assets ......        46,306         28,715        229,371         (6,787)       297,605
                                          ---------      ---------      ---------      ---------      ---------
PROPERTY AND EQUIPMENT:
  Oil and gas properties ............       865,485             31             --             --        865,516
  Unevaluated leasehold .............       128,519            (14)            --             --        128,505
  Other property and equipment ......        33,486          1,904         14,989             --         50,379
  Less: accumulated depreciation,
     depletion and amortization .....      (436,276)            --           (758)            --       (437,034)
                                          ---------      ---------      ---------      ---------      ---------
                                            591,214          1,921         14,231             --        607,366
                                          ---------      ---------      ---------      ---------      ---------
INVESTMENTS IN SUBSIDIARIES AND
  INTERCOMPANY ADVANCES .............           817             --        680,439       (681,256)            --
                                          ---------      ---------      ---------      ---------      ---------
OTHER ASSETS ........................         4,961            673         38,463             --         44,097
                                          ---------      ---------      ---------      ---------      ---------
TOTAL ASSETS ........................     $ 643,298      $  31,309      $ 962,504      $(688,043)     $ 949,068
                                          =========      =========      =========      =========      =========


                                         LIABILITIES AND STOCKHOLDERS' EQUITY


 CURRENT LIABILITIES:
   Notes payable and current
      maturities of long-term debt . .    $   1,380      $      --      $      --      $      --      $   1,380
   Accounts payable and other  . . . .      122,241         17,527         11,965         (6,787)       144,946
                                          ---------      ---------      ---------      ---------      ---------
           Total Current Liabilities .      123,621         17,527         11,965         (6,787)       146,326
                                          ---------      ---------      ---------      ---------      ---------
 LONG-TERM DEBT  . . . . . . . . . . .           --             --        508,950             --        508,950
                                          ---------      ---------      ---------      ---------      ---------
REVENUES AND ROYALTIES DUE
   OTHERS  . . . . . . . . . . . . . .        6,903             --             --             --          6,903
                                          ---------      ---------      ---------      ---------      ---------
 DEFERRED INCOME TAXES   . . . . . . .           --             --             --             --             --
                                          ---------      ---------      ---------      ---------      ---------
 INTERCOMPANY PAYABLES . . . . . . . .      589,111          1,492             --       (590,603)            --
                                          ---------      ---------      ---------      ---------      ---------
 STOCKHOLDERS' EQUITY:
 Common Stock  . . . . . . . . . . . .           11              1            693             (2)           703
 Other . . . . . . . . . . . . . . . .      (76,348)        12,289        440,896        (90,651)       286,186
                                          ---------      ---------      ---------      ---------      ---------
                                            (76,337)        12,290        441,589        (90,653)       286,889
                                          ---------      ---------      ---------      ---------      ---------
 TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY  . . . . . . . . . . . . . .    $ 643,298      $  31,309      $ 962,504      $(688,043)     $ 949,068
                                          =========      =========      =========      =========      =========

                      CONDENSED CONSOLIDATING BALANCE SHEET
                               AS OF JUNE 30, 1996
                                ($ IN THOUSANDS)



                                                          ASSETS



                                                                       NON-
                                                    GUARANTOR        GUARANTOR
                                                  SUBSIDIARIES     SUBSIDIARIES       COMPANY        ELIMINATIONS    CONSOLIDATED
                                                  ------------    -------------     -----------      ------------    ------------
 CURRENT ASSETS:
  Cash and cash equivalents ..................    $     4,061      $     2,751      $    44,826      $      --        $    51,638
  Accounts receivable ........................         44,080            7,723             --             (1,589)          50,214
  Inventory ..................................          4,947              216             --               --              5,163
  Other ......................................          2,155                3             --               --              2,158
                                                  -----------      -----------      -----------      -----------      -----------
          Total Current Assets ...............         55,243           10,693           44,826           (1,589)         109,173
                                                  -----------      -----------      -----------      -----------      -----------
PROPERTY AND EQUIPMENT:
  Oil and gas properties .....................        338,610           24,603             --               --            363,213
  Unevaluated leasehold ......................        165,441             --               --               --            165,441
  Other property and equipment ...............          9,608               61            8,493             --             18,162
  Less: accumulated depreciation,
     depletion and amortization ..............        (87,193)          (8,007)            (442)            --            (95,642)
                                                  -----------      -----------      -----------      -----------      -----------
                                                      426,466           16,657            8,051             --            451,174
                                                  -----------      -----------      -----------      -----------      -----------
INVESTMENTS IN SUBSIDIARIES AND
  INTERCOMPANY ADVANCES ......................        519,386            8,132          382,388         (909,906)            --
                                                  -----------      -----------      -----------      -----------      -----------
OTHER ASSETS .................................          2,310              940            8,738             --             11,988
                                                  -----------      -----------      -----------      -----------      -----------
TOTAL ASSETS .................................    $ 1,003,405      $    36,422      $   444,003      $  (911,495)     $   572,335
                                                  ===========      ===========      ===========      ===========      ===========

                                               LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Notes payable and current maturities
     of long-term debt .......................    $     3,846      $     2,880      $        29      $      --        $     6,755
  Accounts payable and other .................         91,069            7,339            5,260           (1,589)         102,079
                                                  -----------      -----------      -----------      -----------      -----------
          Total Current Liabilities ..........         94,915           10,219            5,289           (1,589)         108,834
                                                  -----------      -----------      -----------      -----------      -----------
LONG-TERM DEBT ...............................          2,113           10,020          256,298             --            268,431
                                                  -----------      -----------      -----------      -----------      -----------
REVENUES AND ROYALTIES DUE
  OTHERS .....................................          5,118             --               --               --              5,118
                                                  -----------      -----------      -----------      -----------      -----------
DEFERRED INCOME TAXES ........................         23,950            1,335          (13,100)            --             12,185
                                                  -----------      -----------      -----------      -----------      -----------
INTERCOMPANY PAYABLES ........................        824,307            8,182           73,647         (906,136)            --
                                                  -----------      -----------      -----------      -----------      -----------
STOCKHOLDERS' EQUITY:
  Common Stock ...............................            117                2            2,891               (2)           3,008
  Other ......................................         52,885            6,664          118,978           (3,768)         174,759
                                                  -----------      -----------      -----------      -----------      -----------
                                                       53,002            6,666          121,869           (3,770)         177,767
                                                  -----------      -----------      -----------      -----------      -----------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY .....................................    $ 1,003,405      $    36,422      $   444,003      $  (911,495)     $   572,335
                                                  ===========      ===========      ===========      ===========      ===========

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                ($ IN THOUSANDS)

                                                                  NON-
                                                 GUARANTOR     GUARANTOR
                                                SUBSIDIARIES  SUBSIDIARIES    COMPANY    ELIMINATIONS     CONSOLIDATED
                                                ------------  ------------    --------   ------------     ------------
FOR THE SIX MONTHS ENDED DECEMBER 31, 1997:
REVENUES:
Oil and gas sales .........................     $  93,384      $   1,199      $    --       $   1,074      $  95,657
Oil and gas marketing sales ...............          --          101,689           --         (43,448)        58,241
Interest and other ........................           515            192        110,751       (32,492)        78,966
                                                ---------      ---------      ---------     ---------      ---------
Total Revenues ............................        93,899        103,080        110,751       (74,866)       232,864
                                                ---------      ---------      ---------     ---------      ---------
COSTS AND EXPENSES:
Production expenses and taxes .............         9,905            189           --            --           10,094
Oil and gas marketing expenses ............          --          100,601           --         (42,374)        58,227
Impairment of oil and gas properties ......        96,000         14,000           --            --          110,000
Oil and gas depreciation, depletion and
amortization ..............................        59,758            650           --            --           60,408
Other depreciation and amortization .......         1,383             40            991          --            2,414
General and administrative ................         4,598          1,132            117          --            5,847
Interest ..................................        27,481             39         22,420       (32,492)        17,448
                                                ---------      ---------      ---------     ---------      ---------
Total Costs & Expenses ....................       199,125        116,651         23,528       (74,866)       264,438
                                                ---------      ---------      ---------     ---------      ---------
INCOME (LOSS) BEFORE INCOME TAXES AND
EXTRAORDINARY ITEM ........................      (105,226)       (13,571)        87,223          --          (31,574)
INCOME TAX EXPENSE (BENEFIT) ..............          --             --             --            --             --
                                                ---------      ---------      ---------     ---------      ---------
NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEM     $(105,226)     $ (13,571)     $  87,223     $    --        $ (31,574)
                                                =========      =========      =========     =========      =========

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                ($ IN THOUSANDS)



                                                                     NON-
                                                  GUARANTOR       GUARANTOR
                                                 SUBSIDIARIES    SUBSIDIARIES     COMPANY     ELIMINATIONS   CONSOLIDATED
                                                 ------------    ------------     -------     ------------   ------------

FOR THE YEAR ENDED JUNE 30, 1997:
REVENUES:
Oil and gas sales ............................     $ 191,303            $--     $    --        $   1,617      $ 192,920
Oil and gas marketing sales ..................          --          145,942          --          (69,770)        76,172
Interest and other ...........................           778            749        49,224        (39,528)        11,223
                                                   ---------      ---------     ---------      ---------      ---------
Total Revenues ...............................       192,081        146,691        49,224       (107,681)       280,315
                                                   ---------      ---------     ---------      ---------      ---------
COSTS AND EXPENSES:
Production expenses and taxes ................        15,107           --            --             --           15,107
Oil and gas marketing expenses ...............          --          143,293          --          (68,153)        75,140
Impairment of oil and gas properties .........       236,000           --            --             --          236,000
Oil and gas depreciation, depletion
amortization .................................       103,264           --            --             --          103,264
Other depreciation and amortization ..........         2,152             80         1,550           --            3,782
General and administrative ...................         6,313            921         1,568           --            8,802
Interest .....................................        37,644             10        20,424        (39,528)        18,550
                                                   ---------      ---------     ---------      ---------      ---------
Total Costs & Expenses .......................       400,480        144,304        23,542       (107,681)       460,645
                                                   ---------      ---------     ---------      ---------      ---------
INCOME (LOSS) BEFORE INCOME TAXES AND
EXTRAORDINARY ITEM ...........................      (208,399)         2,387        25,682           --         (180,330)
INCOME TAX EXPENSE (BENEFIT) .................        (4,129)            47           509           --           (3,573)
                                                   ---------      ---------     ---------      ---------      ---------
NET INCOME (LOSS) BEFORE
EXTRAORDINARY ITEM ...........................      (204,270)         2,340        25,173           --         (176,757)
                                                   ---------      ---------     ---------      ---------      ---------
EXTRAORDINARY ITEM:
  Loss on early extinguishment of debt, net of
applicable ...................................          (769)          --          (5,851)          --           (6,620)
                                                   ---------      ---------     ---------      ---------      ---------
    income tax ...............................
NET INCOME (LOSS) ............................     $(205,039)     $   2,340     $  19,322      $    --        $(183,377)
                                                   =========      =========     =========      =========      =========

FOR THE YEAR ENDED JUNE 30, 1996:
REVENUES:
Oil and gas sales ............................     $ 103,712      $   6,884     $    --        $     253      $ 110,849
Gas marketing sales ..........................          --           34,973          --           (6,545)        28,428
Oil and gas service operations ...............         6,314           --            --             --            6,314
Interest and other ...........................         1,917            238         1,676           --            3,831
                                                   ---------      ---------     ---------      ---------      ---------
Total Revenues................................       111,943         42,095         1,676         (6,292)       149,422
                                                   ---------      ---------     ---------      ---------      ---------
COSTS AND EXPENSES:
Production expenses and taxes ................         7,557            746          --             --            8,303
Gas marketing expenses .......................          --           33,744          --           (6,292)        27,452
Oil and gas service operations ...............         4,895           --            --             --            4,895
Oil and gas depreciation, depletion
amortization .................................        48,333          2,566          --             --           50,899
Other depreciation and amortization ..........         1,924             73         1,160           --            3,157
General and administrative ...................         3,683            496           649           --            4,828
Interest and other ...........................           508            711        12,460           --           13,679
                                                   ---------      ---------     ---------      ---------      ---------
Total Costs & Expenses .......................        66,900         38,336        14,269         (6,292)       113,213
                                                   ---------      ---------     ---------      ---------      ---------
Income (loss) before income taxes ............        45,043          3,759       (12,593)          --           36,209
Income tax expense (benefit) .................        15,990          1,335        (4,471)          --           12,854
                                                   ---------      ---------     ---------      ---------      ---------
Net income (loss) ............................     $  29,053      $   2,424     $  (8,122)     $    --        $  23,355
                                                   =========      =========     =========      =========      =========

FOR THE YEAR ENDED JUNE 30, 1995:
REVENUES:
Oil and gas sales ............................     $  55,417      $   1,566     $    --        $    --        $  56,983
Oil and gas service operations ...............         8,836           --            --             --            8,836
Interest and other ...........................         1,394           --             130           --            1,524
                                                   ---------      ---------     ---------      ---------      ---------
Total Revenues................................        65,647          1,566           130           --           67,343
                                                   ---------      ---------     ---------      ---------      ---------
COSTS AND EXPENSES:
Production expenses and taxes ................         4,045            211          --             --            4,256
Oil and gas service operations ...............         7,747           --            --             --            7,747
Oil and gas depreciation, depletion
amortization .................................        24,775            635          --             --           25,410
Other depreciation and amortization ..........         1,245              5           515           --            1,765
General and administrative ...................         2,620             58           900           --            3,578
Interest and other ...........................          570            184         5,873           --            6,627
                                                   ---------      ---------     ---------      ---------      ---------
Total Costs & Expenses........................        41,002          1,093         7,288           --           49,383
                                                   ---------      ---------     ---------      ---------      ---------
Income (loss) before income taxes ............        24,645            473        (7,158)          --           17,960
Income tax expense (benefit) .................         8,639            165        (2,505)          --            6,299
                                                   ---------      ---------     ---------      ---------      ---------
  Net Income (loss) ..........................     $  16,006      $     308     $  (4,653)     $    --        $  11,661
                                                   =========      =========     =========      =========      =========

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                                ($ IN THOUSANDS)

                                                    GUARANTOR   NON-GUARANTOR
                                                  SUBSIDIARIES  SUBSIDIARIES   COMPANY     ELIMINATIONS  CONSOLIDATED
                                                  ------------  -------------  --------    ------------  -----------
   FOR THE SIX MONTHS ENDED DECEMBER 31, 1997:
CASH FLOWS FROM OPERATING ACTIVITIES ........     $  28,598      $ (10,842)     $ 121,401      $--          $ 139,157
                                                  ---------      ---------      ---------      ----         ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Oil and gas properties ....................      (189,772)            17           --         --           (189,755)
  Proceeds from sale of assets ..............         2,520           --             --         --              2,520
  Investment in service operations ..........          (200)          --             --         --               (200)
  Other investments .........................       (26,472)          --           99,380       --             72,908
  Other additions ...........................       (22,864)         1,340           (453)      --            (21,977)
                                                  ---------      ---------      ---------      ----         ---------
                                                   (236,788)         1,357         98,927       --           (136,504)
                                                  ---------      ---------      ---------      ----         ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid on common stock ............          --             --           (2,810)      --             (2,810)
  Exercise of stock options .................          --             --              322       --                322
  Other financing ...........................          --             (322)          --         --               (322)
  Intercompany advances, net ................       214,135         19,443       (233,578)      --               --
                                                  ---------      ---------      ---------      ----         ---------
                                                    214,135         19,121       (236,066)      --             (2,810)
                                                  ---------      ---------      ---------      ----         ---------
Net increase (decrease) in cash and cash
  equivalents ...............................         5,945          9,636        (15,738)      --               (157)
Cash, beginning of period ...................        (6,534)         4,363        126,188       --            124,017
                                                  ---------      ---------      ---------      ----         ---------
Cash, end of period .........................     $    (589)     $  13,999      $ 110,450      $--          $ 123,860
                                                  =========      =========      =========      ====         =========


                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                                ($ IN THOUSANDS)


                                                     GUARANTOR    NON-GUARANTOR
                                                    SUBSIDIARIES  SUBSIDIARIES    COMPANY       ELIMINATIONS    CONSOLIDATED
                                                    ------------  -------------  -----------    ------------    ------------
   FOR THE YEAR ENDED JUNE 30, 1997:
   CASH FLOWS FROM OPERATING ACTIVITIES ........     $ 165,850      $ (11,008)     $ (70,753)     $    --        $  84,089
                                                     ---------      ---------      ---------      ---------      ---------
   CASH FLOWS FROM INVESTING ACTIVITIES
     Oil and gas properties ....................      (468,519)            57           --             --         (468,462)
     Proceeds from sale of assets ..............         9,523           --             --             --            9,523
     Investment in service operations ..........        (3,048)          --             --             --           (3,048)
     Long-term loans to third parties ..........        (2,000)          --          (18,000)          --          (20,000)
     Other investments .........................          --             --           (8,000)          --           (8,000)
     Other additions ...........................       (24,318)        (1,999)        (7,550)          --          (33,867)
                                                     ---------      ---------      ---------      ---------      ---------
                                                      (488,362)        (1,942)       (33,550)          --         (523,854)
                                                     ---------      ---------      ---------      ---------      ---------
   CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from borrowings ..................        50,000           --          292,626           --          342,626
     Payments on borrowings ....................      (118,901)          --             (680)          --         (119,581)
     Exercise of stock options .................          --             --            1,387           --            1,387
     Issuance of common stock ..................          --             --          288,091           --          288,091
     Other financing ...........................          --             --             (379)          --             (379)
     Intercompany advances, net ................       380,735         14,645       (395,380)          --             --
                                                     ---------      ---------      ---------      ---------      ---------
                                                       311,834         14,645        185,665           --          512,144
                                                     ---------      ---------      ---------      ---------      ---------
   Net increase (decrease) in cash and cash
     equivalents ...............................       (10,678)         1,695         81,362           --           72,379
   Cash, beginning of period ...................         4,144          2,668         44,826           --           51,638
                                                     ---------      ---------      ---------      ---------      ---------
   Cash, end of period .........................     $  (6,534)     $   4,363      $ 126,188      $    --        $ 124,017
                                                     =========      =========      =========      =========      =========

   FOR THE YEAR ENDED JUNE 30, 1996:
   CASH FLOWS FROM OPERATING ACTIVITIES ........     $ 126,868      $   4,204      $ (10,100)     $    --        $ 120,972
                                                     ---------      ---------      ---------      ---------      ---------
   CASH FLOWS FROM INVESTING ACTIVITIES
     Oil and gas properties ....................      (341,246)        (6,099)          --            5,300       (342,045)
     Proceeds from sales .......................        12,165           --             --           (5,300)         6,865
     Investment in gas marketing company .......          --              266           (629)          --             (363)
     Other additions ...........................        (4,683)          (109)        (4,054)          --           (8,846)
                                                     ---------      ---------      ---------      ---------      ---------
                                                      (333,764)        (5,942)        (4,683)          --         (344,389)
                                                     ---------      ---------      ---------      ---------      ---------
   CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from borrowings ..................        40,350         10,300        116,017           --          166,667
     Payments on borrowings ....................       (45,397)        (3,200)           (37)          --          (48,634)
     Exercise of stock options .................          --             --            1,989           --            1,989
     Issuance of common stock ..................          --             --           99,498           --           99,498
     Intercompany advances, net ................       162,777         (2,616)      (160,161)          --             --
                                                     ---------      ---------      ---------      ---------      ---------
                                                       157,730          4,484         57,306           --          219,520
                                                     ---------      ---------      ---------      ---------      ---------
   Net increase (decrease) in cash and cash
     equivalents ...............................       (49,166)         2,746         42,523           --           (3,897)
   Cash, beginning of period ...................        53,227              5          2,303           --           55,535
                                                     ---------      ---------      ---------      ---------      ---------
   Cash, end of period .........................     $   4,061      $   2,751      $  44,826      $    --        $  51,638
                                                     =========      =========      =========      =========      =========

   FOR THE YEAR ENDED JUNE 30, 1995:
   CASH FLOWS FROM OPERATING ACTIVITIES ........     $  60,049      $     305      $  (4,692)     $    (931)     $  54,731
                                                     ---------      ---------      ---------      ---------      ---------
   CASH FLOWS FROM INVESTING ACTIVITIES:
     Oil and gas properties ....................      (113,722)        (4,109)          --             --         (117,831)
     Proceeds from sales .......................        24,557           --             --          (11,500)        13,057
     Purchase of oil and gas properties ........          --          (11,500)          --           11,500           --
     Other additions ...........................        (7,929)          --             --             --           (7,929)
                                                     ---------      ---------      ---------      ---------      ---------
                                                       (97,094)       (15,609)          --             --         (112,703)
                                                     ---------      ---------      ---------      ---------      ---------
   CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from borrowings ..................        30,034         11,500         87,300           --          128,834
     Payments on borrowings ....................       (32,032)          (700)           362           --          (32,370)
     Intercompany advances, net ................        78,324          4,509        (83,764)           931           --
     Other financing ...........................          --             --              818           --              818
                                                     ---------      ---------      ---------      ---------      ---------
                                                        76,326         15,309          4,716            931         97,282
                                                     ---------      ---------      ---------      ---------      ---------
   Net increase (decrease) in cash and cash
     equivalents ...............................        39,281              5             24           --           39,310
   Cash, beginning of period ...................        13,946           --            2,279           --           16,225
                                                     ---------      ---------      ---------      ---------      ---------
   Cash, end of period .........................     $  53,227      $       5      $   2,303      $    --         $ 55,535
                                                     =========      =========      =========      =========      =========

3. NOTES PAYABLE AND LONG-TERM DEBT

Notes payable and long-term debt consist of the following:

                                                                                                   JUNE 30,
                                                                               DECEMBER 31,    -------------------
                                                                                    1997          1997      1996
                                                                               -------------   ---------- --------
                                                                                         ($ IN THOUSANDS)
        7.875% Senior Notes (see Note 2)  . . . . . . . . . . . . . . . .        $ 150,000     $ 150,000  $      --
        Discount on 7.875% Senior Notes . . . . . . . . . . . . . . . . .             (106)         (115)        --
        8.5% Senior Notes (see Note 2)  . . . . . . . . . . . . . . . . .          150,000       150,000         --
        Discount on 8.5% Senior Notes . . . . . . . . . . . . . . . . . .             (833)         (862)        --
        9.125% Senior Notes (see Note 2)  . . . . . . . . . . . . . . . .          120,000       120,000    120,000
        Discount on 9.125% Senior Notes . . . . . . . . . . . . . . . . .              (69)          (73)       (81)
        10.5% Senior Notes (see Note 2) . . . . . . . . . . . . . . . . .           90,000        90,000     90,000
        12% Senior Notes  . . . . . . . . . . . . . . . . . . . . . . . .               --            --     47,500
        Discount on 12% Senior Notes  . . . . . . . . . . . . . . . . . .               --            --     (1,772)
        Term note payable to Union Bank collateralized by CGDC,
           not guaranteed by the Company, variable interest at
           Union Bank's base rate (8.25% per annum at June 30,
           1996), or at Eurodollar rate +1.875% collateralized by
           CGDC's producing oil and gas properties, payable in
           monthly installments through November 2002 . . . . . . . . . .               --            --     12,900
        Note payable to a vendor, collateralized by oil and gas
           tubulars, payments due 60 days from shipment of the
           tubulars . . . . . . . . . . . . . . . . . . . . . . . . . . .               --         1,380      3,156
        Note payable to a bank, variable interest at a referenced
           base rate + 1.75% (10% per annum at June 30, 1996),
           collateralized by office buildings, payments due in
           monthly installments through May 1998  . . . . . . . . . . . .               --            --        680
        Notes payable to various entities to acquire oil service
           equipment, interest varies from 7% to 11% per annum,
           collateralized by equipment  . . . . . . . . . . . . . . . . .               --            --      1,212
        Other collateralized  . . . . . . . . . . . . . . . . . . . . . .               --            --      1,469
        Other unsecured . . . . . . . . . . . . . . . . . . . . . . . . .               --            --        122
                                                                                 ---------     ---------  ---------
        Total notes payable and long-term debt  . . . . . . . . . . . . .          508,992       510,330    275,186
        Less -- Current maturities  . . . . . . . . . . . . . . . . . . .               --        (1,380)    (6,755)
                                                                                 ---------     ---------  ---------
        Notes payable and long-term debt, net of current
           maturities . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 508,992     $ 508,950  $ 268,431
                                                                                 =========     =========  =========


  The aggregate scheduled maturities of notes payable and long-term debt for the next five fiscal years ending December 31, 2002 and thereafter were as follows as of December 31, 1997 (in thousands of dollars):

         1998  . . . . . . . . . . . . . . . . . . . . . . . . .     $     --
         1999  . . . . . . . . . . . . . . . . . . . . . . . . .           --
         2000  . . . . . . . . . . . . . . . . . . . . . . . . .           --
         2001  . . . . . . . . . . . . . . . . . . . . . . . . .           --
         2002  . . . . . . . . . . . . . . . . . . . . . . . . .       90,000
         After 2002  . . . . . . . . . . . . . . . . . . . . . .      418,992
                                                                     --------
                                                                     $508,992
                                                                     ========

  In January 1998, the Company arranged a $500 million revolving credit facility with a group of commercial banks. The facility has an initial committed borrowing base of $200 million ($168 million until the acquisition of DLB Oil & Gas, Inc. (see footnote 14) is consummated), of which $120 million was used to pay off bank debt assumed in the acquisition of Hugoton Energy Corporation (see footnote 14) on March 10, 1998 and the remainder is anticipated to be used for other acquisitions. The borrowing base can be expanded as other acquisitions create collateral value. Borrowings under the facility are secured by CAC's pledge of its subsidiaries' capital stock and bear interest currently at a rate equal to the Eurodollar rate plus 1.5%.

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

4. CONTINGENCIES AND COMMITMENTS

  The Company and certain of its officers and directors are defendants in a consolidated class action suit alleging violations of the Securities Exchange Act of 1934. The plaintiffs assert that the defendants made material misrepresentations and failed to disclose material facts about the success of the Company's exploration efforts in the Louisiana Trend. As a result, the complaint alleges the price of the Company's common stock was artificially inflated from January 25, 1996 until June 27, 1997, when the Company issued a press release announcing disappointing drilling results in the Louisiana Trend and a full-cost ceiling writedown to be reflected in its June 30, 1997 financial statements. The plaintiffs further allege that certain of the named individual defendants sold common stock during the class period when they knew or should have known adverse nonpublic information. The plaintiffs seek a determination that the suit is a proper class action and damages in an unspecified amount, together with interest and costs of litigation, including attorneys' fees. The Company and the individual defendants believe that these claims are without merit, and intend to defend against them vigorously. No estimate of loss or range of estimate of loss, if any, can be made at this time.

  Various purported class actions alleging violations of the Securities Act of 1933 and the Oklahoma Securities Act have been filed against the Company and others on behalf of investors who purchased common stock of Bayard Drilling Technologies, Inc. ("Bayard") in its initial public offering in November 1997. Total proceeds of the offering were $254 million, of which the Company received net proceeds of $90.2 million. Plaintiffs allege that the Company, a major customer of Bayard's drilling services and the owner of 30.1% of Bayard's common stock outstanding prior to the offering, was a controlling person of Bayard. Plaintiffs assert that the Bayard prospectus contained material omissions and misstatements relating to (i) the Company's financial "hardships" and their significance on Bayard's business, (ii) increased costs associated with Bayard's growth strategy and (iii) undisclosed pending related-party transactions between Bayard and third parties other than the Company. The alleged defective disclosures are claimed to have resulted in a decline in Bayard's share price following the public offering. Each plaintiff seeks a determination that the suit is a proper class action and damages in an unspecified amount or rescission, together with interest and costs of litigation, including attorneys' fees. The Company believes that these actions are without merit and intends to defend against them vigorously. No estimate of loss or range of estimate of loss, if any, can be made at this time.

  In October 1996, Union Pacific Resources Company ("UPRC") sued the Company alleging infringement of a patent for a drilling method, tortious interference with confidentiality contracts between UPRC and certain of its former employees and misappropriation of proprietary information of UPRC. UPRC's claims against the Company are based on services provided to the Company by a third party vendor controlled by former UPRC employees. UPRC is seeking injunctive relief, damages of an unspecified amount, including actual, enhanced, consequential and punitive damages, interest, costs and attorneys' fees. The Company believes that it has meritorious defenses to UPRC's allegations and has requested the court to declare the UPRC patent invalid. The Company has also filed a motion to construe UPRC's patent claims and various motions for summary judgment. No estimate of a probable loss or range of estimate of a probable loss, if any, can be made at this time; however, in reports filed in the proceeding, experts for UPRC claim that damages could be as much as $18 million while Company experts state that the amount should not exceed $25,000, in each case based on a reasonable royalty.

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

  As of December 31, 1997, the Company had guaranteed $1.8 million of debt owed by Peak.

  On December 16, 1997, the Company acquired AnSon Production Corporation ("AnSon"), a privately owned oil and gas producer based in Oklahoma City. Consideration for this acquisition was approximately $43 million consisting of the issuance of 3,792,724 shares of Chesapeake's common stock and cash consideration in accordance with the terms of the merger agreement. The Company has accrued $15.5 million as the estimated cash payment which will be made during 1998.

  The Company is in the process of acquiring various proved oil and gas reserves through mergers or through purchases of oil and gas properties. Upon the closing of each of these acquisitions, the Company will issue either cash or a combination of cash and Chesapeake common stock as consideration for the assets and liabilities being acquired. See Note 14 -- Subsequent Events and Pending Transactions.

5. INCOME TAXES

  The components of the income tax provision (benefit) for each of the periods are as follows:



                                                         SIX MONTHS ENDED       YEAR ENDED JUNE 30,
                                                           DECEMBER 31,     ------------------------------
                                                               1997           1997      1996         1995
                                                         ----------------   -------     -------    -------
                                                                               ($ IN THOUSANDS)
 Current . . . . . . . . . . . . . . . . . . . .            $      --       $     --   $    --     $   --
 Deferred  . . . . . . . . . . . . . . . . . . .                   --        (3,573)    12,854      6,299
                                                            ---------       -------    -------     ------
           Total . . . . . . . . . . . . . . . .            $      --       $(3,573)   $12,854     $6,299
                                                            =========       =======    =======     ======

  The effective income tax expense (benefit) differed from the computed "expected" federal income tax expense (benefit) on earnings before income taxes for the following reasons:

                                                               SIX MONTHS ENDIING       YEAR ENDED JUNE 30,
                                                                 DECEMBER 31,      ---------------------------------
                                                                      1997           1997          1996       1995
                                                               ------------------  ----------    --------   --------
                                                                                 ($ IN THOUSANDS)
     Computed "expected" income tax provision (benefit)          $ (11,051)          $(63,116)    $12,673     $6,286
     Tax percentage depletion  . . . . . . . . . . .                   (48)              (294)      (238)       (144)
     Valuation allowance . . . . . . . . . . . . . .                13,818             64,116         --         --
     State income taxes and other  . . . . . . . . .                (2,719)            (4,279)        419        157
                                                                 ---------            -------     -------     ------
                                                                 $      --            $(3,573)    $12,854     $6,299
                                                                 =========            =======     =======     ======

  Deferred income taxes are provided to reflect temporary differences in the basis of net assets for income tax and financial reporting purposes. The tax effected temporary differences and tax loss carryforwards which comprise deferred taxes are as follows:

                                                               SIX MONTHS ENDED               YEAR ENDED JUNE 30,
                                                                 DECEMBER 31,     ----------------------------------------
                                                                     1997           1997            1996         1995
                                                               ----------------   -----------     ---------   ------------
                                                                                      ($ IN THOUSANDS)
Deferred tax liabilities:
Acquisition, exploration and development costs and
 related depreciation, depletion and
 amortization ..................................                $  (49,657)        $ (49,831)     $ (63,725)     $ (31,220)
Deferred tax assets:
Net operating loss carryforwards ................                  126,485           112,889         50,776         23,414
Percentage depletion carryforward ...............                    1,106             1,058            764            526
                                                                 ---------         ---------      ---------      ---------
                                                                   127,591           113,947         51,540         23,940
                                                                 ---------         ---------      ---------      ---------
Net deferred tax asset (liability) ..............                   77,934            64,116        (12,185)        (7,280)
Less: Valuation allowance .......................                  (77,934)          (64,116)          --             --
                                                                 ---------         ---------      ---------      ---------
Total deferred tax asset (liability) ............                $    --           $    --        $ (12,185)     $  (7,280)
                                                                 =========         =========      =========      =========


  SFAS 109 requires that the Company record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In the Transition Period and the fourth quarter of fiscal 1997, the Company recorded a $110 million writedown and a $236 million writedown, respectively, related to the impairment of oil and gas properties. The writedowns and significant tax net operating loss carryforwards (caused primarily by expensing intangible drilling costs for tax purposes) resulted in a net deferred tax asset at December 31, 1997 and June 30, 1997. Management believes it is more likely than not that the Company will generate future tax net operating losses for at least the next five years, based in part on the Company's continued drilling efforts. Therefore, the Company has recorded a valuation allowance equal to the net deferred tax asset.

  At December 31, 1997, the Company had regular tax net operating loss carryforwards of approximately $337 million and alternative minimum tax net operating loss carryforwards of approximately $83 million. These loss carryforward amounts will expire during the years 2007 through 2012. The Company also had a percentage depletion carryforward of approximately $2.9 million at December 31, 1997, which is available to offset future federal income taxes payable and has no expiration date.

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

6. RELATED PARTY TRANSACTIONS

  Certain directors, shareholders and employees of the Company have acquired working interests in certain of the Company's oil and gas properties. The owners of such working interests are required to pay their proportionate share of all costs. As of December 31, 1997 and June 30, 1997, 1996 and 1995, the Company had accounts receivable from such parties of $4.2 million, $7.4 million, $2.9 million and $4.4 million, respectively.

  During the six months ended December 31, 1997 and during fiscal 1997, 1996 and 1995, the Company incurred legal expenses of $388,000, $207,000, $347,000 and $516,000, respectively, for legal services provided by a law firm of which a director is a member.

7. EMPLOYEE BENEFIT PLANS

  The Company maintains the Chesapeake Energy Corporation Savings and Incentive Stock Bonus Plan, a 401(k) profit sharing plan. Eligible employees may make voluntary contributions to the plan which are matched by the Company for up to 10% of the employee's annual salary with the Company's common stock. The amount of employee contribution is limited as specified in the plan. The Company may, at its discretion, make additional contributions to the plan. The Company contributed $418,000, $603,000, $187,000 and $95,000 to the plan during the six months ended December 31, 1997 and the fiscal years ended June 30, 1997, 1996 and 1995, respectively.

8. MAJOR CUSTOMERS

  Sales to individual customers constituting 10% or more of total oil and gas sales were as follows:

                                                                                                                PERCENT OF
                     SIX MONTHS ENDED DECEMBER 31,                                       AMOUNT              OIL AND GAS SALES
                    --------------------------------                                 --------------          ------------------
                                                                                    ($ IN THOUSANDS)
                    1997          Aquila Southwest Pipeline Corporation                 $   20,138               21%
                                  Koch Oil Company                                      $   18,594               19%
                                  GPM Gas Corporation                                   $   12,610               13%

                     FISCAL YEAR ENDED JUNE 30,
                    --------------------------------

                    1997          Aquila Southwest Pipeline Corporation                 $   53,885               28%
                                  Koch Oil Company                                      $   29,580               15%
                                  GPM Gas Corporation                                   $   27,682               14%

                    1996          Aquila Southwest Pipeline Corporation                 $   41,900               38%
                                  GPM Gas Corporation                                   $   28,700               26%
                                  Wickford Energy Marketing, L.C.                       $   18,500               17%

                    1995          Aquila Southwest Pipeline Corporation                 $   18,548               33%
                                  Wickford Energy Marketing, L.C.                       $   15,704               28%
                                  GPM Gas Corporation                                   $   11,686               21%

  Management believes that the loss of any of the above customers would not have a material impact on the Company's results of operations or its financial position.

9. STOCKHOLDERS' EQUITY AND STOCK BASED COMPENSATION

  On December 16, 1997, Chesapeake acquired AnSon, a privately owned oil and gas producer based in Oklahoma City. Consideration for this acquisition was approximately $43 million consisting of the issuance of 3,792,724 shares of Chesapeake common stock and cash consideration in accordance with the terms of the merger agreement.

  On December 2, 1996, the Company completed a public offering of 8,972,000 shares of Common Stock at a price of $33.63 per share, resulting in net proceeds to the Company of approximately $288.1 million.

  On April 12, 1996, the Company completed a public offering of 5,989,500 shares of Common Stock at a price of $17.67 per share, resulting in net proceeds to the Company of approximately $99.4 million.

  A 2-for-1 stock split of the Common Stock in December 1994, and in December 1996, and a 3-for-2 stock split of the Common Stock in December 1995 and in June 1996 have been given retroactive effect in these financial statements.

Stock Option Plans

  Under the Company's 1992 Incentive Stock Option Plan (the "ISO Plan"), options to purchase Common Stock may be granted only to employees of the Company and its subsidiaries. Subject to any adjustment as provided by the ISO Plan, the aggregate number of shares which may be issued and sold may not exceed 3,762,000 shares. The maximum period for exercise of an option may not be more than 10 years (or five years for an optionee who owns more than 10% of the Common Stock) from the date of grant, and the exercise price may not be less than the fair market value of the shares underlying the options on the date of grant (or 110% of such value for an optionee who owns more than 10% of the Common Stock). Options granted become exercisable at dates determined by the Stock Option Committee of the Board of Directors. No options could be granted under the ISO Plan after December 16, 1994.

  Under the Company's 1992 Nonstatutory Stock Option Plan (the "NSO Plan"), non-qualified options to purchase Common Stock may be granted only to directors and consultants of the Company. Subject to any adjustment as provided by the NSO Plan, the aggregate number of shares which may be issued and sold may not exceed 3,132,000 shares. The maximum period for exercise of an option may not be more than 10 years from the date of grant, and the exercise price may not be less than the fair market value of the shares underlying the options on the date of grant. Options granted become exercisable at dates determined by the Stock Option Committee of the Board of Directors. No options can be granted under the NSO Plan after December 10, 2002.

  Under the Company's 1994 Stock Option Plan (the "1994 Plan"), and its 1996 Stock Option Plan (the "1996 Plan"), incentive and nonqualified stock options to purchase Common Stock may be granted to employees and consultants of the Company and its subsidiaries. Subject to any adjustment as provided by the respective plans, the aggregate number of shares which may be issued and sold may not exceed 4,886,910 shares under the 1994 Plan and 6,000,000 shares under the 1996 Plan. The maximum period for exercise of an option may not be more than 10 years from the date of grant and the exercise price may not be less than 75% of the fair market value of the shares underlying the options on the date of grant. Options granted become exercisable at dates determined by the Stock Option Committee of the Board of Directors. No options can be granted under the 1994 Plan after December 16, 2004 or under the 1996 Plan after October 14, 2006.

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

  Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of the statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the six months ended December 31, 1997 and fiscal 1997 and 1996, respectively: interest rates (zero-coupon U.S. government issues with a remaining life equal to the expected term of the options) of 6.45%, 6.74% and 6.21%; dividend yields of 0.9%, 0.9% and 0.9%; volatility factors of the expected market price of the Company's common stock of .67, .60 and .60; and weighted-average expected life of the options of four years.

  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

The Company's pro forma information follows:


                                                                        SIX MONTHS ENDED     YEAR ENDED JUNE 30,
                                                                          DECEMBER 31      -----------------------
                                                                              1997            1997          1996
                                                                        ----------------   ----------    ----------
                                                                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
     Net Income (Loss)
       As reported . . . . . . . . . . . . . . . . . . . . . .                 $(31,574)    $(183,377)       $23,355
       Pro forma . . . . . . . . . . . . . . . . . . . . . . .                  (35,084)     (190,160)        22,081
     Earnings (Loss) per Share
       As reported . . . . . . . . . . . . . . . . . . . . . .                   $(0.45)       $(2.79)         $0.40
       Pro forma . . . . . . . . . . . . . . . . . . . . . . .                    (0.50)        (2.89)          0.38

  For purposes of the pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period, which is four years. Because the Company's stock options vest over four years and additional awards are typically made each year, the above pro forma disclosures are not likely to be representative of the effects on pro forma net income for future years. A summary of the Company's stock option activity and related information follows:


                                                             SIX MONTHS ENDED
                                                                DECEMBER 31,
                                                                   1997
                                                        ---------------------------
                                                                      WEIGHTED-AVG
                                                         OPTIONS     EXERCISE PRICE
                                                        ---------   ---------------
 Outstanding Beginning of Period                         7,903,659        $ 7.09
 Granted                                                 3,362,207          8.29
 Exercised                                                (219,349)         3.13
 Forfeited                                              (2,716,136)        13.87
                                                        ----------        ------
 Outstanding End of Period                               8,330,381          5.49
                                                        ----------        ------
 Exercisable End of Period                               3,838,869
                                                        ----------
 Shares Authorized for Future Grants                     4,585,973
                                                        ----------
 Fair Value of Options Granted During the Period                          $ 4.98
                                                                          ------



                                                                                    YEAR ENDED JUNE 30,
                                                 -----------------------------------------------------------------------------------
                                                            1997                        1996                        1995
                                                 --------------------------  --------------------------  ---------------------------
                                                              WEIGHTED-AVG                 WEIGHTED-AVG                WEIGHTED-AVG
                                                   OPTIONS   EXERCISE PRICE   OPTIONS    EXERCISE PRICE   OPTIONS    EXERCISE  PRICE
                                                 ----------  --------------  ----------  --------------  ---------   ---------------
 Outstanding Beginning of Year                    7,602,884      $ 4.66       6,828,592      $1.97        5,033,340        $0.72
 Granted                                          3,564,884       19.35       2,426,850       9.98        3,185,550         3.38
 Exercised                                       (1,197,998)       1.95      (1,574,046)      1.31       (1,288,732)        0.67
 Forfeited                                       (2,066,111)      22.26         (78,512)      2.61         (101,566)        0.92
                                                 ----------      ------      ----------       ----       ----------        -----
 Outstanding End of Year                          7,903,659        7.09       7,602,884       4.66        6,828,592         1.97
                                                 ----------      ------      ----------       ----       ----------        -----
 Exercisable End of Year                          3,323,824                   2,974,386                   2,489,742
                                                 ----------                  ----------                  ----------
 Shares Authorized for Future Grants              5,212,056                     713,826                   3,102,982
                                                 ----------                  ----------                  ----------

 Fair Value of Options Granted  During the Year                  $ 7.51                      $4.84                           N/A
                                                                 ------                      -----

  The following table summarizes information about stock options outstanding at December 31, 1997:

                                                     OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
                                        -------------------------------------------------     ------------------------------
                                           NUMBER         WEIGHTED-AVG.                           NUMBER
                          RANGE OF       OUTSTANDING        REMAINING         WEIGHTED-AVG.    EXERCISABLE     WEIGHTED-AVG.
                      EXERCISE PRICES     12/31/97       CONTRACTUAL LIFE    EXERCISE PRICE      12/31/97     EXERCISE PRICE
                     ----------------   ----------    -------------------    --------------   -----------     --------------
                     $ 0.56 - $ 0.71       1,010,675          5.04               $ 0.61         1,010,675        $  0.61

                     $ 0.78 - $ 1.33         562,500          4.47               $ 1.12           562,500        $  1.12

                     $ 2.25 - $ 2.25       1,048,207          6.80               $ 2.25           687,982        $  2.25

                     $ 2.43 - $ 4.92         408,689          6.92               $ 3.15           394,159        $  3.08

                     $ 4.92 - $ 4.92         963,378          7.32               $ 4.92           382,618        $  4.92

                     $ 5.67 - $ 5.67       1,138,724          7.67               $ 5.67           479,061        $  5.67

                     $ 6.47 - $ 6.47         180,000          7.78               $ 6.47           180,000        $  6.47

                     $ 7.31 - $ 7.31         997,606          9.64               $ 7.31                 0        $  0.00

                     $ 8.04 - $ 8.04         136,790          4.64               $ 8.04                 0        $  0.00

                     $ 8.75 - $30.63       1,883,812          9.45              $ 10.67           141,874        $ 24.80
                                          ----------         -----              -------        ----------        -------
                     $ 0.56 - $30.63       8,330,381          7.54               $ 5.49         3,838,869        $  3.46
                                          ----------         -----              -------        ----------        -------


  The exercise of certain stock options results in state and federal income tax benefits to the Company related to the difference between the market price of the Common Stock at the date of disposition (or sale) and the option price. During the six months ended December 31, 1997 and fiscal 1997, 1996 and 1995, $0, $4,808,000, $7,950,000 and $1,229,000, respectively, were recorded as adjustments to additional paid-in capital and deferred income taxes with respect to such tax benefits.

10. FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

  The Company has only limited involvement with derivative financial instruments, as defined in Statement of Financial Accounting Standards No. 119 "Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments", and does not use them for trading purposes. The Company's objective is to hedge a portion of its exposure to price volatility from producing crude oil and natural gas. These arrangements may expose the Company to credit risk from its counterparties and to basis risk. The Company does not expect that the counterparties will fail to meet their obligations given their high credit ratings.

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

  As of December 31, 1997, the Company had the following oil swap arrangements for periods after December 1997:


                                                                                                NYMEX-INDEX
          MONTHS                                                               VOLUME (Bbls)    STRIKE PRICE (per Bbl)
       --------------                                                          --------         ---------------------
      January through June 1998 . . . . . . . . . . . . . . . . . . . . .         724,000           $19.82

  The Company entered into oil swap arrangements to cancel the effect of the swaps at a price of $18.85 per Bbl.

  As of December 31, 1997, the Company had the following gas swap arrangements for periods after December 1997:


                                                                                  HOUSTON SHIP CHANNEL
                     MONTHS                            VOLUME (MMBTU)         INDEX STRIKE PRICE (PER MMBTU)
                  --------------                       ----------------       ------------------------------
                 April 1998  . . . . . . . .               600,000                       $ 2.300
                 May 1998  . . . . . . . . .               620,000                       $ 2.215

  The Company received $1.3 million as a premium for calls sold for January and February 1998 volumes of 2,480,000 MMBtu and 2,240,000 MMBtu, respectively.
The January calls expired on December 31, 1997, the February calls expired on January 31, 1998, and the associated premiums will be recognized as income during the corresponding months of production.

  The Company has also entered into the following collar transactions:


                                                                                     NYMEX                NYMEX
                                                               VOLUME            DEFINED HIGH          DEFINED LOW
    MONTHS                                                    (MMBtu)            STRIKE PRICE         STRIKE PRICE
    ------                                                    -----------     ----------------     ---------------
    March 1998 . . . . . . . . . . . . . . . . . . . . . . .  1,240,000            2.693               $2.33
    April 1998 . . . . . . . . . . . . . . . . . . . . . . .  1,200,000            2.483               $2.11


  These transactions require that the Company pay the counterparty if the NYMEX price exceeds the defined high strike price and that the counterparty pay the Company if the NYMEX price is less than the defined low strike price.

  The Company entered into a curve lock for 4.9 Bcf of gas which allows the Company the option to hedge April 1999 through November 1999 gas based upon a negative $0.285 differential to December 1998 gas any time between the strike date and December 1998. A curve lock is a commodity swap arrangement that establishes, or hedges, a price differential between one commodity contract period and another. In markets where the forward curve is typically negatively sloped (prompt prices exceed deferred prices), an upward sloping price curve allows hedgers to lock in a deferred forward sale at a higher premium to a more prompt swap by a curve lock.

  Gains or losses on crude oil and natural gas hedging transactions are recognized as price adjustments in the month of related production. The Company estimates that had all of the crude oil and natural gas swap agreements in effect for production periods beginning on or after January 1, 1998 terminated on December 31, 1997, based on the closing prices for NYMEX futures contracts as of that date, the Company would have received a net amount of approximately $1.1 million from the counterparty which would have represented the "fair value" at that date. These agreements were not terminated.

  Periodically, CEMI enters into various hedging transactions designed to hedge against physical purchase commitments made by CEMI. Gains or losses on these transactions are recorded as adjustments to Oil and Gas Marketing Sales in the consolidated statements of operations and are not considered by management to be material.

Concentration of Credit Risk

  Other financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash, short-term investments in debt instruments and trade receivables. The Company's accounts receivable are primarily from purchasers of oil and natural gas products and exploration and production companies which own interests in properties operated by the Company. The industry concentration has the potential to impact the Company's overall exposure to credit risk, either positively or negatively, in that the customers may be similarly affected by changes in economic, industry or other conditions. The Company generally requires letters of credit for receivables from customers which are judged to have sub-standard credit, unless the credit risk can otherwise be mitigated. The cash and investments in debt securities are with major banks or institutions with high credit ratings.

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

  The carrying values of items comprising current assets and current liabilities approximate fair values due to the short-term maturities of these instruments. See Note 15 for the fair value of financial instruments included in noncurrent other assets at December 31, 1997. The Company estimates the fair value of its long-term, fixed-rate debt using quoted market prices. The Company's carrying amount for such debt at December 31, 1997 and June 30, 1997 and 1996 was $509.0 million, $508.9 million and $255.6 million, respectively, compared to approximate fair values of $517.0 million, $514.1 million and $261.2 million, respectively. The carrying value of other long-term debt approximates its fair value as interest rates are primarily variable, based on prevailing market rates.

11. DISCLOSURES ABOUT OIL AND GAS PRODUCING ACTIVITIES

Net Capitalized Costs

  Evaluated and unevaluated capitalized costs related to the Company's oil and gas producing activities are summarized as follows:

                                                                                                     JUNE 30,
                                                                               DECEMBER 31,   ---------------------
                                                                                   1997          1997        1996
                                                                              -------------   ----------  ---------
                                                                                         ($ IN THOUSANDS)
     Oil and gas properties:
       Proved  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,095,363     $  865,516  $  363,213
       Unproved  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          125,155        128,505     165,441
                                                                                ---------     ----------  ----------
               Total . . . . . . . . . . . . . . . . . . . . . . . . . .        1,220,518        994,021     528,654
     Less accumulated depreciation, depletion and amortization . . . . .         (602,391)      (431,983)    (92,720)
                                                                                ----------    ---------   ---------
     Net capitalized costs . . . . . . . . . . . . . . . . . . . . . . .        $ 618,127     $  562,038  $  435,934
                                                                                =========     ==========  ==========

  Unproved properties not subject to amortization at December 31, 1997, June 30, 1997 and 1996 consisted mainly of lease acquisition costs. The Company capitalized approximately $5,087,000, $12,935,000 and $6,428,000 of interest during the six months ended December 31, 1997 and the years ended June 30, 1997 and 1996 on significant investments in unproved properties that were not yet included in the amortization base of the full-cost pool. The Company will continue to evaluate its unevaluated properties; however, the timing of the ultimate evaluation and disposition of the properties has not been determined.

Costs Incurred in Oil and Gas Acquisition, Exploration and Development

  Costs incurred in oil and gas property acquisition, exploration and development activities which have been capitalized are summarized as follows:


                                                                                          YEAR ENDED
                                                         SIX MONTHS ENDED                   JUNE 30,
                                                           DECEMBER 31,      ----------------------------------------
                                                              1997             1997          1996             1995
                                                          ---------------    ---------     -------         ----------
                                                                                      ($ IN THOUSANDS)
Development costs ...................................     $ 120,628          $ 187,736      $ 138,188      $  78,679
Exploration costs ...................................        40,534            136,473         39,410         14,129
Acquisition costs:
  Unproved properties ...............................        25,516            140,348        138,188         24,437
  Proved properties .................................        39,245               --           24,560           --
Capitalized internal costs ..........................         2,435              3,905          1,699            586
Proceeds from sale of leasehold, equipment and other         (1,861)            (3,095)        (6,167)       (11,953)
                                                          ---------          ---------      ---------      ---------
         Total ......................................     $ 226,497          $ 465,367      $ 335,878      $ 105,878
                                                          =========          =========      =========      =========

Results of Operations from Oil and Gas Producing Activities (unaudited)

  The Company's results of operations from oil and gas producing activities are presented below for the six months ended December 31, 1997 and for the years ended June 30, 1997, 1996 and 1995, respectively. The following table includes revenues and expenses associated directly with the Company's oil and gas producing activities. It does not include any allocation of the Company's interest costs and, therefore, is not necessarily indicative of the contribution to consolidated net operating results of the Company's oil and gas operations.


                                                                                              YEAR ENDED
                                                        SIX MONTHS ENDED                       JUNE 30,
                                                          DECEMBER 31,   -----------------------------------------
                                                             1997           1997          1996             1995
                                                        ---------------  ---------     ----------     ------------
                                                                             ($ IN THOUSANDS)
Oil and gas sales ...................................     $  95,657      $ 192,920      $ 110,849      $  56,983
Production costs (a) ................................       (10,094)       (15,107)        (8,303)        (4,256)
Impairment of oil and gas properties ................      (110,000)      (236,000)          --             --
Depletion and depreciation ..........................       (60,408)      (103,264)       (50,899)       (25,410)
Imputed income tax (provision) benefit(b) ...........        31,817         60,544        (18,335)        (9,561)
                                                          ---------      ---------      ---------      ---------
Results of operations from oil
  and gas producing activities ......................     $ (53,028)     $(100,907)     $  33,312      $  17,756
                                                          =========      =========      =========      =========


----------
(a) Production costs include lease operating expenses and production taxes.

(b) The imputed income tax provision is hypothetical (at the statutory rate) and determined without regard to the Company's deduction for general and administrative expenses, interest costs and other income tax credits and deductions.

  Capitalized costs, less accumulated amortization and related deferred income taxes, can not exceed an amount equal to the sum of the present value (discounted at 10%) of estimated future net revenues less estimated future expenditures to be incurred in developing and producing the proved reserves, less any related income tax effects. At December 31, 1997, capitalized costs of oil and gas properties exceeded the estimated present value of future net revenues for the Company's proved reserves, net of related income tax considerations, resulting in a writedown in the carrying value of oil and gas properties of $110 million. At June 30, 1997, capitalized costs of oil and gas properties also exceeded the estimated present value of future net revenues for the Company's proved reserves, net of related income tax considerations, resulting in a writedown in the carrying value of oil and gas properties of $236 million.

Oil and Gas Reserve Quantities (unaudited)

  The reserve information presented below is based upon reports prepared by independent petroleum engineers and the Company's petroleum engineers. As of December 31, 1997, Williamson Petroleum Consultants ("Williamson"), Porter Engineering Associates, Netherland, Sewell & Associates, Inc. and internal reservoir engineers evaluated approximately 46%, 48%, 4% and 2% of total proved oil and gas reserves, respectively. As of June 30, 1997, 1996 and 1995, the reserves evaluated by Williamson constituted approximately 50%, 99% and 99% of total proved reserves, respectively, with the remaining reserves being evaluated internally. The reserves evaluated internally in fiscal 1997 were subsequently evaluated by Williamson with a variance of approximately 4% of total proved reserves. The information is presented in accordance with regulations prescribed by the Securities and Exchange Commission. The Company emphasizes that reserve estimates are inherently imprecise. The Company's reserve estimates were generally based upon extrapolation of historical production trends, analogy to similar properties and volumetric calculations. Accordingly, these estimates are expected to change, and such changes could be material and occur in the near term as future information becomes available.

  Proved oil and gas reserves represent the estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed oil and gas reserves are those expected to be recovered through existing wells with existing equipment and operating methods. As of December 31, 1997, all of the Company's oil and gas reserves were located in the United States.

  Presented below is a summary of changes in estimated reserves of the Company for the six months ended December 31, 1997 and for the years 1997, 1996 and 1995:




                                                  DECEMBER 31,                                 JUNE 30,
                                           -----------------------      --------------------------------------------------
                                                     1997                        1997                        1996
                                           -----------------------      --------------------------------------------------
                                                OIL         GAS            OIL           GAS           OIL           GAS
                                               (MBbl)      (MMcf)         (MBbl)        (MMcf)        (MBbl)        (MMcf)
Proved reserves, beginning of
  period .............................       17,373       298,766        12,258       351,224         5,116       211,808
Extensions, discoveries and other
  additions ..........................        5,573        68,813        13,874       147,485         8,781       158,052
Revisions of previous estimate .......       (3,428)      (24,189)       (5,989)     (137,938)         (669)       12,987
Production ...........................       (1,857)      (27,327)       (2,770)      (62,005)       (1,413)      (51,710)
Sale of reserves-in-place ............         --            --            --            --            --            --
Purchase of reserves-in-place ........          565        23,055          --            --             443        20,087
                                           --------      --------      --------      --------      --------      --------
Proved reserves, end of period .......       18,226       339,118        17,373       298,766        12,258       351,224
                                           ========      ========      ========      ========      ========      ========
Proved developed reserves, end
of period ............................       10,087       178,082         7,324       151,879         3,648       144,721
                                           ========      ========      ========      ========      ========      ========


                                                         JUNE 30,
                                                  ----------------------
                                                           1995
                                                  ----------------------
                                                    OIL           GAS
                                                   (MBbl)        (MMcf)
                                                  --------      --------
Proved reserves, beginning of
  period .............................               4,154       117,066
Extensions, discoveries and other
  additions ..........................               2,549       138,372
Revisions of previous estimate .......                (448)      (18,516)
Production ...........................              (1,139)      (25,114)
Sale of reserves-in-place ............                --            --
Purchase of reserves-in-place ........                --            --
                                                  --------      --------
Proved reserves, end of period .......               5,116       211,808
                                                  ========      ========
Proved developed reserves, end
of period ............................               1,973        77,764
                                                  ========      ========

  For the six months ended December 31, 1997 the Company recorded revisions to the June 30, 1997 reserve estimates of approximately 3,428 MBbl and 24,189 MMcf, or approximately 45 Bcfe. The reserve revisions are primarily attributable to lower than expected results from development drilling and production which eliminated certain previously established proven reserves.

  On December 16, 1997, Chesapeake acquired AnSon, a privately owned oil and gas producer, based in Oklahoma City. Consideration for this acquisition was approximately $43 million. The Company estimates that it acquired approximately 26.4 Bcfe in connection with this acquisition.

  For the fiscal year ended June 30, 1997, the Company recorded revisions to the previous year's reserve estimates of approximately 5,989 MBbl and 137,938 MMcf, or approximately 174 Bcfe. The reserve revisions are primarily attributable to the decrease in oil and gas prices between periods, higher drilling and completion costs, and unfavorable developmental drilling and production results during fiscal 1997. Specifically, the Company recorded aggregate downward adjustments to proved reserves of 159 Bcfe for the Knox, Giddings and Louisiana Trend areas.

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

  Since December 31, 1997 oil and gas prices have declined, with oil prices reaching ten-year lows in March 1998. In addition, the Company has completed several acquisitions based on expectations of higher oil and gas prices than those currently being received. Based on NYMEX oil prices of $16.50 per Bbl and NYMEX gas prices of $2.35 per Mcf in effect on March 25, 1998, and estimates of the Company's proved reserves as of December 31, 1997 (pro forma for the acquisitions completed during the quarter ended March 31, 1998), the Company estimates it will incur an additional full cost ceiling writedown of between $175 million and $200 million as of March 31, 1998. If this occurs, the Company will incur a substantial loss for the first quarter of 1998 which would further reduce shareholders' equity.

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

  The following summary sets forth the Company's future net cash flows relating to proved oil and gas reserves based on the standardized measure prescribed in SFAS 69:


                                                                                           JUNE 30,
                                                      DECEMBER 31,   -----------------------------------------------
                                                          1997          1997                1996            1995
                                                      ------------   ----------         -----------      -----------
                                                                           ($ IN THOUSANDS)
Future cash inflows .............................       1,100,807      $   954,839      $ 1,101,642      $   427,377

Future production costs .........................        (223,030)        (190,604)        (168,974)         (75,927)
Future development costs ........................        (158,387)        (152,281)        (137,068)         (76,543)
Future income tax provision .....................        (108,027)        (104,183)        (135,543)         (51,789)
                                                      -----------      -----------      -----------      -----------
Future net cash flows ...........................         611,363          507,771          660,057          223,118
Less effect of a 10% discount factor ............        (181,253)         (92,273)        (198,646)         (63,207)
                                                      -----------      -----------      -----------      -----------
Standardized measure of discounted future net
  cash flows ....................................     $   430,110      $   415,498      $   461,411      $   159,911
                                                      ===========      ===========      ===========      ===========

  The principal sources of change in the standardized measure of discounted future net cash flows are as follows:

                                                                                           JUNE 30,
                                                            DECEMBER 31,   ----------------------------------------
                                                                1997        1997           1996             1995
                                                            ------------   ---------      --------       ----------
                                                                                 ($ IN THOUSANDS)
Standardized measure, beginning of period .............     $ 415,498      $ 461,411      $ 159,911      $ 118,608
Sales of oil and gas produced, net of production
  costs ...............................................       (85,563)      (177,813)      (102,546)       (52,727)
Net changes in prices and production costs ............        26,106        (99,234)        88,729        (24,807)
Extensions and discoveries, net of production and
  development costs ...................................        92,597        287,068        275,916        108,644
Changes in future development costs ...................        (7,422)       (12,831)       (11,201)         3,406
Development costs incurred during the period that
  reduced future development costs ....................        47,703         46,888         43,409         23,678
Revisions of previous quantity estimates ..............       (62,655)      (199,738)        12,728        (21,595)
Purchase of reserves-in-place .........................        25,236           --           29,641           --
Accretion of discount .................................        43,739         54,702         18,814         14,126
Net change in income taxes ............................       (14,510)        63,719        (57,382)        (5,586)
Changes in production rates and other .................       (50,619)        (8,674)         3,392         (3,836)
                                                            ---------      ---------      ---------      ---------
Standardized measure, end of period ...................     $ 430,110      $ 415,498      $ 461,411      $ 159,911
                                                            =========      =========      =========      =========


12. TRANSITION PERIOD COMPARATIVE DATA

  The following table presents certain financial information for the six months ended December 31, 1997 and 1996, respectively:

                                                                 SIX MONTHS ENDED
                                                                  DECEMBER 31,
                                                             -------------------------
                                                                1997           1996
                                                             -----------    ----------
                                                                            (UNAUDITED)
                                                                  ($ IN THOUSANDS,
                                                              EXCEPT PER SHARE DATA)
Revenues ............................................        $   232,864    $   122,702
                                                             ===========    ===========
Gross profit (loss) (a) .............................        $   (93,092)   $    42,946
                                                             ===========    ===========
Income (loss) before income taxes
  and extraordinary item ............................        $   (31,574)   $    39,246
Income taxes ........................................               --           14,325
                                                             -----------    -----------
Income (loss) before extraordinary item .............            (31,574)        24,921
Extraordinary item ..................................               --           (6,443)
                                                             -----------    -----------
Net income (loss) ...................................        $   (31,574)   $    18,478
                                                             ===========    ===========
Earnings per share - basic
     Income (loss) before extraordinary item ........        $     (0.45)   $      0.40
     Extraordinary item .............................               --            (0.10)
                                                             -----------    -----------
     Net income (loss) ..............................        $     (0.45)   $      0.30
                                                             ===========    ===========
Earnings per share - assuming dilution
     Income (loss) before extraordinary item ........        $     (0.45)   $      0.38
     Extraordinary item .............................               --            (0.10)
                                                             -----------    -----------
     Net income (loss) ..............................        $     (0.45)   $      0.28
                                                             ===========    ===========
Weighted average common shares outstanding (in 000's)
     Basic ..........................................             70,835         61,985
                                                             ===========    ===========
     Assuming dilution ..............................             70,835         66,300
                                                             ===========    ===========

----------
(a) Total revenue excluding interest and other income, less total costs and expenses excluding interest and other expense.

13. QUARTERLY FINANCIAL DATA (UNAUDITED)

  Summarized unaudited quarterly financial data for the six months ended December 31, 1997 and fiscal 1997 and 1996 are as follows ($ in thousands except per share data):


                                                                       QUARTER ENDED
                                                                 ----------------------------
                                                                 SEPTEMBER 30,    DECEMBER 31,
                                                                    1997              1997
                                                                 -------------   ------------
     Net sales . . . . . . . . . . . . . . . . .                   $ 72,532       $81,366
     Gross profit (loss)(a)  . . . . . . . . . .                      8,210      (101,302)
     Net Income (loss) . . . . . . . . . . . . .                      5,513       (37,087)
     Net Income (loss) per share:
       Basic . . . . . . . . . . . . . . . . . .                        .08          (.52)
       Diluted . . . . . . . . . . . . . . . . .                        .08          (.52)


                                                                                    QUARTER ENDED
                                                                 ---------------------------------------------------
                                                                 SEPTEMBER 30,   DECEMBER 31,    MARCH 31,  JUNE 30,
                                                                     1996            1996          1997      1997
                                                                 -------------   ------------   ----------  --------
     Net sales . . . . . . . . . . . . . . . . .                   $48,937       $71,249         $79,809     $69,097
     Gross profit (loss)(a)  . . . . . . . . . .                    14,889        28,057          25,737    (241,686)
     Income (loss) before extraordinary
       item  . . . . . . . . . . . . . . . . . .                     8,204        16,717          16,105    (217,783)
     Net income (loss) . . . . . . . . . . . . .                     8,204        10,274          15,928    (217,783)
     Income (loss) per share before
       extraordinary item:
       Basic . . . . . . . . . . . . . . . . . .                       .14           .26             .23       (3.12)
       Diluted . . . . . . . . . . . . . . . . .                       .13           .25             .22       (3.12)

                                                                         QUARTER ENDED
                                                      ---------------------------------------------------
                                                      SEPTEMBER 30,   DECEMBER 31,    MARCH 31,  JUNE 30,
                                                          1996            1996          1997      1997
                                                     -------------   ------------   ----------  --------
      Net sales .................................     $21,988          $31,766       $44,145     $47,692
      Gross profit(a) ...........................       6,368           11,368        14,741      13,580
      Net income ................................       2,915            5,459         7,623       7,358
      Net income per share:
        Basic ...................................         .06              .10           .14         .12
        Diluted .................................         .05              .10           .13         .12


----------

(a) Total revenue excluding interest and other income, less total costs and expenses excluding interest and other expense.

  Capitalized costs, less accumulated amortization and related deferred income taxes, cannot exceed an amount equal to the sum of the present value of estimated future net revenues less estimated future expenditures to be incurred in developing and producing the proved reserves, less any related income tax effects. At December 31, 1997 and at June 30, 1997, capitalized costs of oil and gas properties exceeded the estimated present value of future net revenues for the Company's proved reserves, net of related income tax considerations, resulting in writedowns in the carrying value of oil and gas properties of $110 million and $236 million, respectively.

14. SUBSEQUENT EVENTS AND PENDING TRANSACTIONS

  On October 22, 1997, the Company entered into an agreement to acquire by merger the Mid-Continent operations of DLB Oil & Gas, Inc. The Company will pay $17.5 million cash and will issue a total of five million shares of the Company's common stock as merger consideration to the shareholders of DLB. The closing of the DLB acquisition is expected to occur in late April 1998 and is subject to approval by DLB shareholders and other customary conditions.
Certain shareholders of DLB, who collectively own approximately 77.7% of outstanding DLB common stock, have granted the Company an irrevocable proxy to vote such shares (or have executed a written consent) in favor of the merger.

  On November 12, 1997, the Company entered into an agreement to acquire Hugoton Energy Corporation which was consummated on March 10, 1998. Each share of Hugoton common stock was converted into the right to receive 1.3 shares of Chesapeake common stock, requiring the Company to issue approximately 25.8 million shares of Chesapeake common stock (based on 19.8 million shares of Hugoton common stock outstanding as of February 6, 1998, which amount excludes shares issuable upon exercise of outstanding Hugoton options).

  On January 30, 1998, the Company entered into an alliance with Ranger Oil Limited to jointly develop a 3.2 million acre area of mutual interest in the Helmet, Midwinter, and Peggo areas of northeastern British Columbia. In addition, the Company paid Ranger approximately $48 million. The transaction closed in January 1998 with an effective date of December 1, 1997.

  In February 1998, the Company closed the purchase of the Mid-Continent properties of privately owned Enervest Management Company L.L.C. for $38 million.

  On March 5, 1998, the Company entered into a definitive agreement to acquire 100% of the stock of MC Panhandle Corp., a wholly owned subsidiary of Occidental Petroleum Corporation. The Company has agreed to pay $105 million in cash for the estimated proved reserves in the West Panhandle Field in Carson, Gray, Hutchinson and Moore Counties of the Texas Panhandle. The effective date of the transaction is January 1, 1998 with closing scheduled for May 29, 1998.

15. ACQUISITIONS

  On December 5, 1997, Chesapeake purchased from Pan East Petroleum Corporation ("Pan East"), a publicly-traded Canadian exploration and production company, 19.9% of Pan East's common stock for $22 million. The purpose of Chesapeake's investment is to assist Pan East in financing its share of the exploration, development and acquisition activities under a joint venture whereby Chesapeake has the right to participate as a non-operator with up to a 50% interest in all drilling activities and acquisitions made by Pan East during the two years ending December 31, 1999. The Company will account for its investment in Pan East using the equity method. Based upon the closing price of Pan East's common stock at December 31, 1997, the market value of Chesapeake's investment in Pan East was $12.6 million.

  On December 16, 1997, the Company acquired AnSon, a privately owned oil and gas producer based in Oklahoma City. Consideration for this acquisition was approximately $43 million consisting of the issuance of 3,792,724 shares of Chesapeake's common stock and cash consideration in accordance with the terms of the merger agreement. The Company has accrued $15.5 million as the estimated cash payment which will be made during 1998.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information called for by this Item 10 is incorporated herein by reference to the definitive Proxy Statement to be filed by the Company pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934 not later than April 30, 1998.

ITEM 11. EXECUTIVE COMPENSATION

  The information called for by this Item 11 is incorporated herein by reference to the definitive Proxy Statement to be filed by the Company pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934 not later than April 30, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information called for by this Item 12 is incorporated herein by reference to the definitive Proxy Statement to be filed by the Company pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934 not later than April 30, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information called for by this Item 13 is incorporated herein by reference to the definitive Proxy Statement to be filed by the Company pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934 not later than April 30, 1998.

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

      3. Exhibits. The following exhibits are filed herewith pursuant to the requirements of Item 601 of Regulation S-K:

EXHIBIT
NUMBER                      DESCRIPTION
-------                     -----------
       3.1*   -- Registrant's Certificate of Incorporation, as
                 amended.
       3.2    -- Registrant's Bylaws. Incorporated herein by
                 reference to Exhibit 3.2 to Registrant's registration
                 statement on Form 8-B (No. 001-13726).
       4.1    -- Indenture dated as of March 15, 1997 among the
                 Registrant, as issuer, its subsidiaries signatory thereto as
                 Subsidiary Guarantors, and United States Trust Company of
                 New York, as Trustee, with respect to 7.875% Senior Notes
                 due 2004. Incorporated herein by reference to Exhibit 4.1
                 to Registrant registration statement on Form S-4 (No.
                 333-24995).
       4.1.1* -- First Supplemental Indenture dated December 17, 1997 and Second
                 Supplemental Indenture dated February 16, 1998, to Indenture filed as Exhibit 4.1.
       4.2    -- Indenture dated as of March 15, 1997 among the Registrant, as issuer, its subsidiaries signatory thereto, as Subsidiary
                 Guarantors, and United States Trust Company of New York, as
                 Trustee, with respect to 8.5% Senior Notes due 2012.
                 Incorporated herein by reference to Exhibit 4.1.3 to Registrant registration statement on Form S-4 (No. 333-24995).
       4.2.1* -- First Supplemental Indenture dated December 17, 1997 and
                 Second Supplemental Indenture dated February 16, 1998 to
                 Indenture filed as Exhibit 4.2.
       4.3    -- Indenture dated as of May 15, 1995 among Chesapeake Energy
                 Corporation, its subsidiaries signatory thereto as Subsidiary
                 Guarantors and United States Trust Company of New York, as
                 Trustee, with respect to 10.5% Senior Notes due 2002.
                 Incorporated herein by reference to Exhibit 4.3 to Registrant's registration statement on Form S-4 (No. 33-93718).
       4.3.1* -- First Supplemental Indenture dated December 30, 1996 and Second
                 Supplemental Indenture dated December 17, 1997 filed as Exhibit 4.3.
       4.4    -- Indenture dated April 1, 1996 among Chesapeake Energy
                 Corporation, its subsidiaries signatory thereto as Subsidiary
                 Guarantors and United States Trust Company of New York, as
                 Trustee, with respect to 9.125% Senior Notes due 2006.
                 Incorporated herein by reference to Exhibit 4.6 to Registrant's registration statement on Form S-3 Registration Statement (No.
                 333-1588)
       4.4.1* -- First Supplemental Indenture dated December 30, 1996 and Second
                 Supplemental Indenture dated December 17, 1997, to Indenture filed as Exhibit 4.4.
       4.5    -- Agreement to furnish copies of unfiled long-term debt
                 instruments.
       4.6*   -- Credit Agreement dated March 9, 1998 between Chesapeake
                 Acquisition Corporation and Chesapeake Mid-Continent Corp., as
                 Borrowers, Chesapeake Merger Corp., Chesapeake Acquisition Corp.,
                 Chesapeake Columbia Corp., Mid-Continent Gas Pipeline Company,
                 and AnSon Gas Marketing as Initial Guarantors, Union Bank of
                 California, N.A., as Agent and Certain Financial Institutions, as
                 Lenders.
       4.8    -- Stock Registration Agreement dated May 21, 1992 between
                 Chesapeake Energy Corporation and various lenders, as amended by
                 First Amendment thereto dated May 26, 1992. Incorporated herein by reference to Exhibits 10.26.1 and 10.26.2 to Registrant's registration statement on Form S-1 (No. 33-55600).

       4.9  -- Registration Rights Agreement dated October 22, 1997 as amended by Amendment No. 1 dated December 22, 1997 between Chesapeake
               Energy Corporation and Charles E. Davidson. Incorporated herein by reference to Exhibits 4.9 and 4.10 to Registrant's registration statement on Form S-4 (No. 333-48735).
       4.10 -- Registration Rights Agreement between Chesapeake Energy
               Corporation and certain former shareholders of Hugoton Energy
               Corporation. Incorporated herein by reference to Exhibit 4.11 to
               Registrant's registration statement on Form S-4 Registration
               Statement (No. 333-48735).
     10.1.1 -- Registrant's 1992 Incentive Stock Option Plan. Incorporated
               herein by reference to Exhibit 10.1.1 to Registrant's
               registration statement on Form S-4 (No. 33-93718).
     10.1.2 -- Registrant's 1992 Nonstatutory Stock Option Plan, as amended.
               Incorporated herein by reference to Exhibit 10.1.2 to
               Registrant's quarterly report on Form 10-Q for the quarter ended December 31, 1996.
     10.1.3 -- Registrant's 1994 Stock Option Plan, as amended. Incorporated herein by reference to Exhibit 10.1.3 to Registrant's quarterly report on Form 10-Q for the quarter ended December 31, 1996.
     10.1.4 -- Registrant's 1996 Stock Option Plan. Incorporated herein by reference to Registrant's Proxy Statement for its 1996 Annual
               Meeting of Shareholders.
   10.1.4.1 -- Amendment to the Chesapeake Energy Corporation 1996 Stock
               Option Plan. Incorporated herein by reference to Exhibit 10.1.4.1 to Registrant's annual report on Form 10-K for the year ended
               June 30, 1997.
    10.2.1+ -- Employment Agreement dated as of July 1, 1997 between Aubrey K.
               McClendon and Chesapeake Energy Corporation. Incorporated herein by reference to Exhibit 10.2.1 to Registrant's annual report on
               Form 10-K for the year ended June 30, 1997.
    10.2.2+ -- Employment Agreement dated as of July 1, 1997 between Tom L.
               Ward and Chesapeake Energy Corporation. Incorporated herein by reference to Exhibit 10.2.2 to Registrant's annual report on Form
               10-K for the year ended June 30, 1997.
    10.2.3+ -- Employment Agreement dated as of July 1, 1997 between Marcus C.
               Rowland and Chesapeake Energy Corporation. Incorporated herein by reference to Exhibit 10.2.3 to Registrant's annual report on Form 10-K for the year ended June 30, 1997.
    10.2.4+ -- Employment Agreement dated as of July 1, 1997 between Steven C.
               Dixon and Chesapeake Energy Corporation. Incorporated herein by reference to Exhibit 10.2.4 to Registrant's quarterly report on
               Form 10-Q for the quarter ended September 30, 1997.
    10.2.5+ -- Employment Agreement dated as of July 1, 1997 between J. Mark
               Lester and Chesapeake Energy Corporation. Incorporated herein by reference to Exhibit 10.2.5 to Registrant's annual report on Form 10-K for the year ended June 30, 1997.
    10.2.6+ -- Employment Agreement dated as of July 1, 1997 between Henry J.
               Hood and Chesapeake Energy Corporation. Incorporated herein by reference to Exhibit 10.2.6 to Registrant's annual report on Form 10-K for the year ended June 30, 1997.
    10.2.7+ -- Employment Agreement dated as of July 1, 1997 between Ronald A.
               Lefaive and Chesapeake Energy Corporation. Incorporated herein by reference to Exhibit 10.2.7 to Registrant's annual report on Form 10-K for the year ended June 30, 1997.
    10.2.8+ -- Employment Agreement dated as of July 1, 1997 between Martha A.
               Burger and Chesapeake Energy Corporation. Incorporated herein by reference to Exhibit 10.2.8 to Registrant's annual report on Form 10-K for the year ended June 30, 1997.
      10.3+ -- Form of Indemnity Agreement for officers and directors of
               Registrant and its subsidiaries. Incorporated herein by reference to Exhibit 10.30 to Registrant's registration statement on Form
               S-1 (No. 33-55600).
       10.9 -- Indemnity and Stock Registration Agreement, as amended by First
               Amendment (Revised) thereto, dated as of February 12, 1993, and as amended by Second Amendment thereto dated as of October 20,
               1995, among Chesapeake Energy Corporation, Chesapeake Operating,
               Inc., Chesapeake Investments, TLW Investments, Inc., et al.
               Incorporated herein by reference to Exhibit 10.35 to Registrant's annual report on Form 10-K for the year ended June 30, 1993 and
               Exhibit 10.4.1 to Registrant's quarterly report on Form 10-Q for the quarter ended December 31, 1995.
      10.10 -- Partnership Agreement of Chesapeake Exploration Limited
               Partnership dated December 27, 1994 between Chesapeake Energy
               Corporation and Chesapeake Operating, Inc. Incorporated herein by reference to Exhibit 10.10 to Registrant's registration statement on Form S-4 (No. 33-93718).
      10.11 -- Amended and Restated Limited Partnership Agreement of Chesapeake
               Louisiana, L.P. dated June 30, 1997 between Chesapeake Operating,
               Inc. and Chesapeake Energy Louisiana Corporation. Incorporated herein by reference to Exhibit 10.11 to Registrant's annual report on Form 10-K for the year ended June 30, 1997.

        21* -- Subsidiaries of Registrant
      23.1* -- Consent of Coopers & Lybrand L.L.P.
      23.2* -- Consent of Price Waterhouse LLP
      23.3* -- Consent of Williamson Petroleum Consultants, Inc.
      23.4* -- Consent of Netherland, Sewell & Associates, Inc.
      23.5* -- Consent of Porter Engineering Associates
        27* -- Financial Data Schedule

----------

* Filed herewith.

+  Management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K

  During the quarter ended December 31, 1997, the Company filed the following Current Reports on Form 8-K dated

    October 1, 1997 announcing the declaration of a quarterly dividend.

    October 31, 1997 announcing the acquisition of DLB Oil & Gas, Inc. and AnSon
        Production Corporation, and completion of Masters Creek wells.

    November 5, 1997 announcing expected proceeds from the initial public offering of Bayard Drilling Technologies, Inc.

    November 6, 1997 reporting fiscal 1998 first quarter results, $74 million profit from Bayard initial public offering, new Louisiana Trend completions, and change in fiscal year end.

    November 20, 1997  announcing the change of its fiscal year end to December
        31 and that a transition  report on Form 10-K will be filed.

    December 11, 1997 announced the successful completion of a well located in Pointe Coupee Parish, Louisiana.

    December 24, 1997 announcing the declaration of a quarterly cash dividend on the Company's $0.01 par value common stock.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                CHESAPEAKE ENERGY CORPORATION

     Date            March 31, 1998             By /s/ AUBREY K. MCCLENDON
         ----------------------------              ------------------------
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


          SIGNATURE                           TITLE                                  DATE
          ---------                           -----                                  -----
/s/ AUBREY K. MCCLENDON                Chairman of the Board, Chief            March 31, 1998
------------------------------          Executive Officer and Director
Aubrey K. McClendon                     (Principal Executive Officer)

/s/ TOM L. WARD                        President, Chief Operating Officer      March 31, 1998
------------------------------          and Director (Principal Executive
Tom L. Ward                             Officer)

/s/ MARCUS C. ROWLAND                  Senior Vice President Finance and       March 31, 1998
------------------------------          Chief Financial Officer (Principal
Marcus C. Rowland                       Financial Officer)

/s/ RONALD A. LEFAIVE                  Controller (Principal Accounting        March 31, 1998
------------------------------          Officer)
Ronald A. Lefaive

/s/ EDGAR F. HEIZER, JR.               Director                                March 31, 1998
------------------------------
Edgar F. Heizer, Jr.

/s/ BREENE M. KERR                     Director                                March 31, 1998
------------------------------
Breene M. Kerr

/s/ SHANNON T. SELF                    Director                                March 31, 1998
------------------------------
Shannon T. Self

/s/ FREDERICK B. WHITTEMORE            Director                                March 31, 1998
------------------------------
Frederick B. Whittemore

/s/ WALTER C. WILSON                   Director                                March 31, 1998
------------------------------
Walter C. Wilson

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                      DESCRIPTION
-------                     -----------
       3.1*   -- Registrant's Certificate of Incorporation, as
                 amended.
       3.2    -- Registrant's Bylaws. Incorporated herein by
                 reference to Exhibit 3.2 to Registrant's registration
                 statement on Form 8-B (No. 001-13726).
       4.1    -- Indenture dated as of March 15, 1997 among the
                 Registrant, as issuer, its subsidiaries signatory thereto as
                 Subsidiary Guarantors, and United States Trust Company of
                 New York, as Trustee, with respect to 7.875% Senior Notes
                 due 2004. Incorporated herein by reference to Exhibit 4.1
                 to Registrant registration statement on Form S-4 (No.
                 333-24995).
       4.1.1* -- First Supplemental Indenture dated December 17, 1997 and Second
                 Supplemental Indenture dated February 16, 1998, to Indenture filed as Exhibit 4.1.
       4.2    -- Indenture dated as of March 15, 1997 among the Registrant, as issuer, its subsidiaries signatory thereto, as Subsidiary
                 Guarantors, and United States Trust Company of New York, as
                 Trustee, with respect to 8.5% Senior Notes due 2012.
                 Incorporated herein by reference to Exhibit 4.1.3 to Registrant registration statement on Form S-4 (No. 333-24995).
       4.2.1* -- First Supplemental Indenture dated December 17, 1997 and
                 Second Supplemental Indenture dated February 16, 1998 to
                 Indenture filed as Exhibit 4.2.
       4.3    -- Indenture dated as of May 15, 1995 among Chesapeake Energy
                 Corporation, its subsidiaries signatory thereto as Subsidiary
                 Guarantors and United States Trust Company of New York, as
                 Trustee, with respect to 10.5% Senior Notes due 2002.
                 Incorporated herein by reference to Exhibit 4.3 to Registrant's registration statement on Form S-4 (No. 33-93718).
       4.3.1* -- First Supplemental Indenture dated December 30, 1996 and Second
                 Supplemental Indenture dated December 17, 1997 filed as Exhibit
                 4.3.
       4.4    -- Indenture dated April 1, 1996 among Chesapeake Energy
                 Corporation, its subsidiaries signatory thereto as Subsidiary
                 Guarantors and United States Trust Company of New York, as
                 Trustee, with respect to 9.125% Senior Notes due 2006.
                 Incorporated herein by reference to Exhibit 4.6 to Registrant's registration statement on Form S-3 Registration Statement (No.
                 333-1588)
       4.4.1* -- First Supplemental Indenture dated December 30, 1996 and Second
                 Supplemental Indenture dated December 17, 1997, to Indenture filed as Exhibit 4.4.
       4.5    -- Agreement to furnish copies of unfiled long-term debt
                 instruments.
       4.6*   -- Credit Agreement dated March 9, 1998 between Chesapeake
                 Acquisition Corporation and Chesapeake Mid-Continent Corp., as
                 Borrowers, Chesapeake Merger Corp., Chesapeake Acquisition
                 Corp., Chesapeake Columbia Corp., Mid-Continent Gas Pipeline
                 Company, and AnSon Gas Marketing as Initial Guarantors, Union
                 Bank of California, N.A., as Agent and Certain Financial
                 Institutions, as Lenders.
      4.8    --  Stock Registration Agreement dated May 21, 1992 between
                 Chesapeake Energy Corporation and various lenders, as amended by First Amendment thereto dated May 26, 1992. Incorporated herein by reference to Exhibits 10.26.1 and 10.26.2 to
                 Registrant's registration statement on Form S-1 (No.
                 33-55600).

       4.9 -- Registration Rights Agreement dated October 22, 1997 as amended by Amendment No. 1 dated December 22, 1997 between Chesapeake
               Energy Corporation and Charles E. Davidson. Incorporated herein by reference to Exhibits 4.9 and 4.10 to Registrant's registration statement on Form S-4 (No. 333-48735).
       4.10 -- Registration Rights Agreement between Chesapeake Energy
               Corporation and certain former shareholders of Hugoton Energy
               Corporation. Incorporated herein by reference to Exhibit 4.11 to Registrant's registration statement on Form S-4 Registration
               Statement (No. 333-48735).
     10.1.1 -- Registrant's 1992 Incentive Stock Option Plan. Incorporated herein by reference to Exhibit 10.1.1 to Registrant's registration statement on Form S-4 (No. 33-93718).
     10.1.2 -- Registrant's 1992 Nonstatutory Stock Option Plan, as amended.
               Incorporated herein by reference to Exhibit 10.1.2 to Registrant's quarterly report on Form 10-Q for the quarter ended December 31, 1996.
     10.1.3 -- Registrant's 1994 Stock Option Plan, as amended. Incorporated herein by reference to Exhibit 10.1.3 to Registrant's quarterly report on Form 10-Q for the quarter ended December 31, 1996.
     10.1.4 -- Registrant's 1996 Stock Option Plan. Incorporated herein by reference to Registrant's Proxy Statement for its 1996 Annual
               Meeting of Shareholders.
   10.1.4.1 -- Amendment to the Chesapeake Energy Corporation 1996 Stock
               Option Plan. Incorporated herein by reference to Exhibit 10.1.4.1 to Registrant's annual report on Form 10-K for the year ended
               June 30, 1997.
    10.2.1+ -- Employment Agreement dated as of July 1, 1997 between Aubrey K.
               McClendon and Chesapeake Energy Corporation. Incorporated herein by reference to Exhibit 10.2.1 to Registrant's annual report on Form 10-K for the year ended June 30, 1997.
    10.2.2+ -- Employment Agreement dated as of July 1, 1997 between Tom L.
               Ward and Chesapeake Energy Corporation. Incorporated herein by reference to Exhibit 10.2.2 to Registrant's annual report on Form
               10-K for the year ended June 30, 1997.
    10.2.3+ -- Employment Agreement dated as of July 1, 1997 between Marcus C.
               Rowland and Chesapeake Energy Corporation. Incorporated herein by reference to Exhibit 10.2.3 to Registrant's annual report on Form 10-K for the year ended June 30, 1997.
    10.2.4+ -- Employment Agreement dated as of July 1, 1997 between Steven C.
               Dixon and Chesapeake Energy Corporation. Incorporated herein by reference to Exhibit 10.2.4 to Registrant's quarterly report on Form 10-Q for the quarter ended September 30, 1997.
    10.2.5+ -- Employment Agreement dated as of July 1, 1997 between J. Mark
               Lester and Chesapeake Energy Corporation. Incorporated herein by reference to Exhibit 10.2.5 to Registrant's annual report on Form 10-K for the year ended June 30, 1997.
    10.2.6+ -- Employment Agreement dated as of July 1, 1997 between Henry J.
               Hood and Chesapeake Energy Corporation. Incorporated herein by reference to Exhibit 10.2.6 to Registrant's annual report on Form 10-K for the year ended June 30, 1997.
    10.2.7+ -- Employment Agreement dated as of July 1, 1997 between Ronald A.
               Lefaive and Chesapeake Energy Corporation. Incorporated herein by reference to Exhibit 10.2.7 to Registrant's annual report on Form 10-K for the year ended June 30, 1997.
    10.2.8+ -- Employment Agreement dated as of July 1, 1997 between Martha A.
               Burger and Chesapeake Energy Corporation. Incorporated herein by reference to Exhibit 10.2.8 to Registrant's annual report on Form 10-K for the year ended June 30, 1997.
      10.3+ -- Form of Indemnity Agreement for officers and directors of Registrant and its subsidiaries. Incorporated herein by reference to Exhibit 10.30 to Registrant's registration statement on Form
               S-1 (No. 33-55600).
       10.9 -- Indemnity and Stock Registration Agreement, as amended by First
               Amendment (Revised) thereto, dated as of February 12, 1993, and as amended by Second Amendment thereto dated as of October 20, 1995, among Chesapeake Energy Corporation, Chesapeake Operating,
               Inc., Chesapeake Investments, TLW Investments, Inc., et al.
               Incorporated herein by reference to Exhibit 10.35 to Registrant's annual report on Form 10-K for the year ended June 30, 1993 and
               Exhibit 10.4.1 to Registrant's quarterly report on Form 10-Q for the quarter ended December 31, 1995.
      10.10 -- Partnership Agreement of Chesapeake Exploration Limited
               Partnership dated December 27, 1994 between Chesapeake Energy
               Corporation and Chesapeake Operating, Inc. Incorporated herein by reference to Exhibit 10.10 to Registrant's registration statement on Form S-4 (No. 33-93718).
      10.11 -- Amended and Restated Limited Partnership Agreement of Chesapeake
               Louisiana, L.P. dated June 30, 1997 between Chesapeake Operating,
               Inc. and Chesapeake Energy Louisiana Corporation. Incorporated herein by reference to Exhibit 10.11 to Registrant's annual report on Form 10-K for the year ended June 30, 1997.
        21* -- Subsidiaries of Registrant
      23.1* -- Consent of Coopers & Lybrand L.L.P.
      23.2* -- Consent of Price Waterhouse LLP
      23.3* -- Consent of Williamson Petroleum Consultants, Inc.
      23.4* -- Consent of Netherland, Sewell & Associates, Inc.
      23.5* -- Consent of Porter Engineering Associates
        27* -- Financial Data Schedule

----------

* Filed herewith.

+  Management contract or compensatory plan or arrangement.