Form 10-Q
period 1998-03-31
CHESAPEAKE ENERGY CORP
filed 1998-05-15
CIK 895126

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM TO

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

                                 ---------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]

    At April 30, 1998, there were 105,105,580 shares of the registrant's $.01 par value Common Stock outstanding.

--------------------------------------------------------------------------------

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

             INDEX TO FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1998

PART I. FINANCIAL INFORMATION

                                                                                                  PAGE
                                                                                                  ----
            Item 1.   Consolidated Financial Statements (Unaudited):

                      Consolidated Balance Sheets at March 31, 1998 and
                      December 31, 1997                                                             3

                      Consolidated Statements of Operations for the Three Months Ended
                      March 31, 1998 and 1997                                                       4

                      Consolidated Statements of Cash Flows for the Three Months Ended
                      March 31, 1998 and 1997                                                       5

                      Notes to Consolidated Financial Statements                                    6

            Item 2.   Management's Discussion and Analysis of Financial Condition and
                      Results of Operations                                                        15


PART II. OTHER INFORMATION

            Item 1.   Legal Proceedings                                                            21

            Item 2.   Changes in Securities                                                        21

            Item 3.   Defaults Upon Senior Securities                                              21

            Item 4.   Submission of Matters to a Vote of Security Holders                          22

            Item 5.   Other Information                                                            22

            Item 6.   Exhibits and Reports on Form 8-K                                             23

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS
                                                              MARCH 31,       DECEMBER 31,
                                                                 1998             1997
                                                              -----------      ------------
                                                                     ($ IN THOUSANDS)
 CURRENT ASSETS:
   Cash and cash equivalents ............................     $    31,945      $   123,860
   Restricted cash ......................................           2,001               --
   Short-term investments ...............................           5,876           12,570
   Accounts receivable:
    Oil and gas sales ...................................          11,553           10,654
    Oil and gas marketing sales .........................          16,592           20,493
    Joint interest and other, net of allowance
      for doubtful accounts of $961,000 and $691,000 ....          26,773           38,781
    Related parties .....................................           5,502            4,246
   Inventory ............................................           5,217            5,493
   Other ................................................           5,053            1,624
                                                              -----------      -----------
      Total Current Assets ..............................         110,512          217,721
                                                              -----------      -----------
 PROPERTY AND EQUIPMENT:
   Oil and gas properties, at cost based on full
      cost accounting:
    Evaluated oil and gas properties ....................       1,564,941        1,095,363
    Unevaluated properties ..............................         144,403          125,155
    Less: accumulated depreciation, depletion and
      amortization ......................................        (883,734)        (602,391)
                                                              -----------      -----------
                                                                  825,610          618,127
   Other property and equipment .........................          78,068           67,633
   Less: accumulated depreciation and amortization ......          (7,528)          (6,573)
                                                              -----------      -----------
      Total Property and Equipment ......................         896,150          679,187
                                                              -----------      -----------
 OTHER ASSETS ...........................................          58,673           55,876
                                                              -----------      -----------
      TOTAL ASSETS ......................................     $ 1,065,335      $   952,784
                                                              ===========      ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES:
   Accounts payable .....................................     $   100,135      $    81,775
   Accrued liabilities and other ........................          53,519           42,733
   Revenues and royalties due others ....................          26,020           28,972
                                                              -----------      -----------
      Total Current Liabilities .........................         179,674          153,480
                                                              -----------      -----------
 LONG-TERM DEBT, NET ....................................         654,013          508,992
                                                              -----------      -----------
 REVENUES AND ROYALTIES DUE OTHERS ......................          10,551           10,106
                                                              -----------      -----------
 DEFERRED INCOME TAXES ..................................              --               --
                                                              -----------      -----------
 STOCKHOLDERS' EQUITY:
   Preferred Stock, $.01 par value, 10,000,000 shares
     authorized; none issued ............................              --               --
   Common Stock, 250,000,000 shares authorized;
     $.01 par value; 100,102,270 and 74,298,061
     shares issued and outstanding at March 31,
     1998, and December 31, 1997, respectively ..........           1,001              743
   Paid-in capital ......................................         659,868          460,733
   Accumulated deficit ..................................        (439,772)        (181,270)
                                                              -----------      -----------
      Total Stockholders' Equity ........................         221,097          280,206
                                                              -----------      -----------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .............     $ 1,065,335      $   952,784
                                                              ===========      ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                 -----------------------
                                                                    1998          1997
                                                                 ---------      --------
 REVENUES:
  Oil and gas sales ........................................     $  50,241      $ 57,399
  Oil and gas marketing sales ..............................        26,524        22,410
  Interest and other .......................................           224         3,277
                                                                 ---------      --------
      Total revenues .......................................        76,989        83,086
                                                                 ---------      --------
 COSTS AND EXPENSES:
  Production expenses ......................................         7,894         3,158
  Production taxes .........................................         1,544         1,150
  Oil and gas marketing expenses ...........................        26,261        21,747
  Impairment of oil and gas properties .....................       250,000            --
  Oil and gas depreciation, depletion and amortization .....        31,342        24,663
  Depreciation and amortization of other assets ............         1,380           873
  General and administrative ...............................         4,380         2,481
  Interest .................................................        10,688         3,654
                                                                 ---------      --------
      Total costs and expenses .............................       333,489        57,726
                                                                 ---------      --------
 INCOME (LOSS) BEFORE INCOME TAX AND EXTRAORDINARY ITEM ....      (256,500)       25,360
                                                                 ---------      --------
 INCOME TAX EXPENSE:
  Current ..................................................            --            --
  Deferred .................................................            --         9,255
                                                                 ---------      --------
      Total income tax expense .............................            --         9,255
                                                                 ---------      --------
 INCOME (LOSS) BEFORE EXTRAORDINARY ITEM ...................      (256,500)       16,105
 EXTRAORDINARY ITEM:
  Loss on early extinguishment of debt, net of applicable
      income tax of $101 ...................................            --          (177)
                                                                 ---------      --------
      NET INCOME (LOSS) ....................................     $(256,500)     $ 15,928
                                                                 =========      ========
 EARNINGS PER COMMON SHARE (BASIC)
  Income (loss) before extraordinary item ..................     $   (3.19)     $    .23
  Extraordinary item .......................................            --            --
                                                                 ---------      --------
  Net income (loss) ........................................     $   (3.19)     $    .23
                                                                 =========      ========
 EARNINGS PER COMMON SHARE (ASSUMING DILUTION)
  Income (loss) before extraordinary item ..................     $   (3.19)     $    .22
  Extraordinary item .......................................            --            --
                                                                 ---------      --------
  Net income (loss) ........................................     $   (3.19)     $    .22
                                                                 =========      ========
 WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT
  SHARES OUTSTANDING
  Basic ....................................................        80,330        69,534
                                                                 =========      ========
  Assuming dilution ........................................        80,330        73,493
                                                                 =========      ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                   THREE MONTHS ENDED
                                                                       MARCH 31,
                                                                ------------------------
                                                                  1998           1997
                                                                ---------      ---------
                                                                   ($ IN THOUSANDS)
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) ......................................     $(256,500)     $  15,928
   Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
    Depreciation, depletion and amortization ..............        32,326         25,236
    Impairment of oil and gas assets ......................       250,000             --
    Deferred taxes ........................................            --          9,154
    Investments in securities, net ........................            --         34,777
    Amortization of loan costs ............................           396            300
    Amortization of bond discount .........................            21              5
    Loss on sale of fixed assets and other ................           368             18
    Extraordinary loss before income tax benefit ..........            --            278
    Equity in (earnings) losses of equity investees .......            22            (91)
    Bad debt expense ......................................           604             88
    Changes in current assets and liabilities .............        21,948        (46,007)
                                                                ---------      ---------
      Cash provided by operating activities ...............        49,185         39,686
                                                                ---------      ---------
 CASH FLOWS FROM INVESTING ACTIVITIES:
   Exploration, development and acquisition of oil
      and gas properties ..................................      (149,002)      (158,245)
   Proceeds from sale of assets ...........................           220          2,850
   Repayment of long-term loan ............................         2,000             --
   Additions to other property and equipment ..............       (19,684)        (4,712)
                                                                ---------      ---------
      Cash used in investing activities ...................      (166,466)      (160,107)
                                                                ---------      ---------
 CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term borrowings .....................       145,000        292,626
   Payments on long-term borrowings .......................      (120,000)       (12,664)
   Cash received from exercise of stock options ...........            61            625
   Other financing ........................................           305            (95)
                                                                ---------      ---------
      Cash provided by financing activities ...............        25,366        280,492
                                                                ---------      ---------
 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .....       (91,915)       160,071
 CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ...........       123,860        140,739
                                                                ---------      ---------
 CASH AND CASH EQUIVALENTS, END OF PERIOD .................     $  31,945      $ 300,810
                                                                =========      =========

                                                                  THREE MONTHS ENDED
                                                                      MARCH 31,
                                                                ---------------------
                                                                  1998          1997
                                                                ---------      ------
                                                                  ($ IN THOUSANDS)
 DETAILS OF ACQUISITION OF HUGOTON ENERGY CORPORATION:
   Fair value of assets acquired ..........................     $ 336,517      $   --
   Liabilities acquired ...................................     $(128,146)     $   --
   Stock issued ...........................................     $(206,321)     $   --
   Fair value of Hugoton stock options converted
     into Chesapeake stock options ........................     $  (2,050)     $   --


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (UNAUDITED)

1. ACCOUNTING PRINCIPLES

The accompanying unaudited consolidated financial statements of Chesapeake Energy Corporation and Subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q as prescribed by the Securities and Exchange Commission. All material adjustments (consisting solely of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods have been reflected. The results for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full fiscal year.

The Company has changed its fiscal year end from June 30 to December 31. This Form 10-Q relates to the three months ended March 31, 1998 (the "Current Quarter") and March 31, 1997 (the "Prior Quarter").

2. RECENT ACQUISITIONS

On December 16, 1997, the Company acquired AnSon Production Corporation ("AnSon"), a privately owned oil and gas producer based in Oklahoma City. Consideration for the acquisition was approximately $43 million, which included the issuance of 3,792,724 shares of Chesapeake's common stock and the payment of $24.8 million on May 7, 1998, pursuant to a make-whole provision.

On January 30, 1998, the Company entered into a 40/60 alliance with Ranger Oil Limited to jointly develop a 3.2 million acre area of mutual interest in the Helmet area of northeastern British Columbia. As part of the transaction, the Company paid approximately $48 million for proved oil and gas reserves, undeveloped leasehold and a 40% interest in Ranger's infrastructure in the area.

On February 6, 1998, the Company purchased the Mid-Continent properties of EnerVest Management Company, L.L.C. for $38 million.

On March 10, 1998, the Company acquired Hugoton Energy Corporation ("Hugoton") pursuant to a merger by issuing approximately 25.8 million shares of the Company's common stock in exchange for 100% of Hugoton's common stock.
See Consolidated Statements of Cash Flows.

On April 22, 1998, the Company issued $230 million (4.6 million shares) of its 7% Cumulative Convertible Preferred Stock, $50 per share liquidation preference, and $500 million of its 9.625% Series A Senior Notes due 2005. Net proceeds from these offerings were approximately $712 million.

On April 27, 1998, the Company acquired from Gothic Energy Corporation certain proved oil and gas reserves for $20 million, purchased $50 million of Gothic 12% preferred stock, acquired ten-year warrants to purchase 15% of Gothic's currently outstanding common stock for $0.01 per share, acquired a 50% interest in Gothic's undeveloped leasehold acreage and entered into a five-year drilling and acquisitions participation agreement.

On April 27, 1998, Chesapeake acquired the British Columbia properties of Sunoma Energy Corporation for $33 million.

On April 28, 1998 the Company acquired by merger the Mid-Continent operations of DLB Oil & Gas, Inc. for $17.5 million in cash, 5,000,000 shares of the Company's common stock, and the assumption of $90 million in outstanding debt and working capital obligations.

On April 30, 1998, the Company acquired 100% of the stock of MC Panhandle Corp., a wholly-owned subsidiary of Occidental Petroleum Corporation, by paying approximately $95 million, net of working capital adjustments.

Effective April 30, 1998, the Company purchased all of its outstanding 10.5% Senior Notes due 2002. Of the $90,000,000 aggregate principal amount, $89,830,000 was acquired pursuant to the Company's offer to purchase, which commenced April 1, 1998, and the remaining $170,000 was acquired on the same terms after the tender period. The cost to acquire the 10.5% Senior Notes was approximately $99,000,000. The early retirement of these notes will result in an extraordinary charge of approximately $12 million during the quarter ended June 30, 1998.

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (UNAUDITED)


3. LEGAL PROCEEDINGS

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

Various purported class actions alleging violations of the Securities Act of 1933 and the Oklahoma Securities Act have been filed against the Company and others on behalf of investors who purchased common stock of Bayard Drilling Technologies, Inc. ("Bayard") in its initial public offering in November 1997. In May 1998, the plaintiffs in the two cases pursuing state claims dismissed their state court suits and became co-lead plaintiffs in the remaining federal case. Total proceeds of the offering were $254 million, of which the Company received net proceeds of $90.2 million. Plaintiffs allege that the Company, a major customer of Bayard's drilling services and the owner of 30.1% of Bayard's common stock outstanding prior to the offering, was a controlling person of Bayard. Plaintiffs assert that the Bayard prospectus contained material omissions and misstatements relating to (i) the Company's financial "hardships" and their significance on Bayard's business, (ii) increased costs associated with Bayard's growth strategy, and (iii) undisclosed pending related-party transactions between Bayard and third parties other than the Company. The alleged defective disclosures are claimed to have resulted in a decline in Bayard's share price following the public offering. The plaintiffs seek a determination that the suit is a proper class action and damages in an unspecified amount or rescission, together with interest and costs of litigation, including attorney's fees. The Company believes that the claims are without merit and intends to defend against them vigorously. No estimate of loss or range of estimate of loss, if any, can be made at this time.

In October 1996, Union Pacific Resources Company ("UPRC") sued the Company alleging infringement of a patent for a drilling method, tortious interference with confidentiality contracts between UPRC and certain of its former employees and misappropriation of proprietary information of UPRC. UPRC's claims against the Company are based on services provided to the Company by a third party vendor controlled by former UPRC employees. UPRC is seeking injunctive relief, damages of an unspecified amount, including actual, enhanced, consequential and punitive damages, interest, costs and attorneys' fees. The Company believes that it has meritorious defenses to UPRC's allegations and has requested the court to declare the UPRC patent invalid. The Company has also filed a motion to construe UPRC's patent claims and various motions for summary judgment. No estimate of loss or range of estimate of loss, if any, can be made at this time; however, in reports filed in the proceeding, experts for UPRC

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (UNAUDITED)


claim that damages could be as much as $18 million while Company experts state that the amount should not exceed $25,000, in each case based on a reasonable royalty.

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

4. IMPAIRMENT OF OIL AND GAS PROPERTIES

The Company incurred an impairment of oil and gas properties charge of $250 million in the Current Quarter. This writedown was caused by several factors, including the effects of accounting for the Hugoton acquisition using the purchase accounting method, oil prices declining from $17.62 at December 31, 1997 to $13.92 at March 31, 1998, gas prices declining from $2.29 at December 31, 1997 to $2.01 at March 31, 1998 and higher drilling and completion costs compared to previous estimates. Additionally, lower oil and gas prices at March 31, 1998 and higher drilling costs caused downward revisions in the Company's proved reserves as certain proved undeveloped reserves previously estimated by the Company were rendered uneconomic and therefore excluded by the Company from its proved reserves.

The primary reason for the impairment charge was the completion of the acquisition in March 1998 of Hugoton, which was accounted for using the purchase method. The purchase price, which was established in November 1997 when the acquisition was announced (based on a Chesapeake common stock price of $8.00 per share), was allocated almost entirely to Hugoton's evaluated oil and gas properties. Based upon reserve estimates as of March 31, 1998, the portion of the purchase price which was allocated to evaluated oil and gas properties exceeded the associated discounted future net revenues from Hugoton's estimated proved reserves by approximately $150 million.

5. NET INCOME (LOSS) PER SHARE

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

SFAS 128 requires a reconciliation of the numerators and denominators of the basic and diluted EPS computations. For the Current Quarter there was no difference between actual weighted average shares outstanding, which are used in computing basic EPS and diluted weighted average shares, which are used in computing diluted EPS. Options to purchase 10.2 million shares of common stock at a weighted average exercise price of $5.69 were outstanding during the Current Quarter but were not included in the computation of diluted EPS because the effect of these outstanding options would be antidilutive. A reconciliation for the Prior Quarter is as follows:

                                                        INCOME        SHARES      PER-SHARE
                                                      (NUMERATOR)  (DENOMINATOR)    AMOUNT
                                                      -----------  -------------    ------
 For the Quarter Ended March 31, 1997:
 Basic EPS
    Income available to common stockholders ...        $15,928        69,534        $0.23
                                                                                    =====
 Effect of Dilutive Securities
    Employee stock options ....................             --         3,959
                                                       -------        ------
 Diluted EPS
    Income available to common stockholders and
      assumed conversions .....................        $15,928        73,493        $0.22
                                                       =======        ======        =====

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (UNAUDITED)

6. SENIOR NOTES

10.5% Notes

The Company had outstanding at March 31, 1998, $90 million in aggregate principal amount of 10.5% Senior Notes due 2002. The 10.5% Notes were senior, unsecured obligations of the Company and were fully and unconditionally guaranteed, jointly and severally, by Guarantor Subsidiaries (as defined below). All outstanding 10.5% Notes were acquired by the Company effective April 30, 1998. See Note 2.

9.125% Notes

The Company has outstanding $120 million in aggregate principal amount of 9.125% Senior Notes which mature April 15, 2006. The 9.125% Notes bear interest at an annual rate of 9.125%, payable semiannually on each April 15 and October 15. The 9.125% Notes are senior, unsecured obligations of the Company and are fully and unconditionally guaranteed, jointly and severally, by the Guarantor Subsidiaries.

7.875% Notes

The Company has outstanding $150 million in aggregate principal amount of 7.875% Senior Notes which mature March 15, 2004. The 7.875% Notes bear interest at the rate of 7.875%, payable semiannually on each March 15 and September 15. The 7.875% Notes are senior, unsecured obligations of the Company and are fully and unconditionally guaranteed, jointly and severally, by the Guarantor Subsidiaries.

8.5% Notes

The Company has outstanding $150 million in aggregate principal amount of 8.5% Senior Notes which mature March 15, 2012. The 8.5% Notes bear interest at the rate of 8.5%, payable semiannually on each March 15 and September 15. The 8.5% Notes are senior, unsecured obligations of the Company and are fully and unconditionally guaranteed, jointly and severally, by the Guarantor Subsidiaries.

The Company is a holding company and owns no operating assets and has no significant operations independent of its subsidiaries. The Company's obligations under its Senior Notes have been fully and unconditionally guaranteed, on a joint and several basis, by each of the Company's "Restricted Subsidiaries" (as defined in the respective indentures governing the Senior Notes) (collectively, the "Guarantor Subsidiaries"). Each of the Guarantor Subsidiaries is a direct or indirect wholly-owned subsidiary of the Company.

The Senior Note Indentures contain certain covenants, including covenants limiting the Company and the Guarantor Subsidiaries with respect to asset sales, restricted payments, the incurrence of additional indebtedness and the issuance of preferred stock, liens, sale and leaseback transactions, lines of business, dividend and other payment restrictions affecting Guarantor Subsidiaries, mergers or consolidations, and transactions with affiliates. The Company is obligated to repurchase the 9.125% Senior Notes in the event of a change of control or certain asset sales.

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (UNAUDITED)



Set forth below are condensed consolidating financial statements of the Guarantor Subsidiaries, the Company's subsidiaries which are not guarantors of the Senior Notes (the "Non-Guarantor Subsidiaries") and the Company. Separate financial statements of each Guarantor Subsidiary have not been provided because management has determined that they are not material to investors.

As of and for the three months ended March 31, 1998, the Non-Guarantor Subsidiaries were Chesapeake Energy Marketing, Inc., Chesapeake Acquisition Corporation and subsidiaries of those companies. As of and for the three months ended March 31, 1997, the Non-Guarantor Subsidiaries were Chesapeake Energy Marketing, Inc. and Chesapeake Canada Corporation. For both periods, the remaining subsidiaries of the Company were Guarantor Subsidiaries.

                      CONDENSED CONSOLIDATING BALANCE SHEET

                              AS OF MARCH 31, 1998
                                ($ IN THOUSANDS)

                                     ASSETS

                                                    GUARANTOR      NON-GUARANTOR      COMPANY
                                                  SUBSIDIARIES     SUBSIDIARIES       (PARENT)        ELIMINATIONS      CONSOLIDATED
                                                   -----------       ---------       -----------       -----------      ------------
 CURRENT ASSETS:
   Cash and cash equivalents ................      $   (15,466)      $   9,148       $    40,264       $        --      $    33,946
   Short-term investments ...................               --              --             5,876                --            5,876
   Accounts receivable, net .................           40,931          26,224                 2            (6,737)          60,420
   Inventory ................................            5,143              74                --                --            5,217
   Other ....................................            4,771             277                 5                --            5,053
                                                   -----------       ---------       -----------       -----------      -----------
      Total Current Assets ..................           35,379          35,723            46,147            (6,737)         110,512
                                                   -----------       ---------       -----------       -----------      -----------
 PROPERTY AND EQUIPMENT:
   Oil and gas properties ...................        1,165,645         399,296                --                --        1,564,941
   Unevaluated leasehold ....................          130,106          14,297                --                --          144,403
   Other property and equipment .............           58,251           3,402            16,415                --           78,068
   Less: accumulated depreciation,
     Depletion and amortization .............         (703,750)       (186,454)           (1,058)               --         (891,262)
                                                   -----------       ---------       -----------       -----------      -----------
      Total Property & Equipment ............          650,252         230,541            15,357                --          896,150
                                                   -----------       ---------       -----------       -----------      -----------
 INVESTMENTS IN SUBSIDIARIES AND
   INTERCOMPANY ADVANCES ....................           81,755         274,529         1,214,222        (1,570,506)              --
                                                   -----------       ---------       -----------       -----------      -----------
 OTHER ASSETS ...............................            4,418           9,283            44,972                --           58,673
                                                   -----------       ---------       -----------       -----------      -----------
      TOTAL ASSETS ..........................      $   771,804       $ 550,076       $ 1,320,698       $(1,577,243)     $ 1,065,335
                                                   ===========       =========       ===========       ===========      ===========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES:
   Notes payable and current maturities
     of long-term debt ......................      $        --       $      --       $        --       $        --      $        --
   Accounts payable and other ...............          119,679          30,677            36,250            (6,932)         179,674
                                                   -----------       ---------       -----------       -----------      -----------
      Total Current Liabilities .............          119,679          30,677            36,250            (6,932)         179,674
                                                   -----------       ---------       -----------       -----------      -----------
 LONG-TERM DEBT .............................               --         120,000           534,013                --          654,013
 REVENUES PAYABLE ...........................           10,106             445                --                --           10,551
 DEFERRED INCOME TAXES ......................               --              --                --                --               --
 INTERCOMPANY PAYABLES ......................          911,684          47,175                --          (958,859)              --
 STOCKHOLDERS' EQUITY:
   Common Stock .............................               10               4               991                (4)           1,001
   Other ....................................         (269,675)        351,775           749,444          (611,448)         220,096
                                                   -----------       ---------       -----------       -----------      -----------
      Total Stockholders' Equity ............         (269,665)        351,779           750,435          (611,452)         221,097
                                                   -----------       ---------       -----------       -----------      -----------
      TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY ................      $   771,804       $ 550,076       $ 1,320,698       $(1,577,243)     $ 1,065,335
                                                   ===========       =========       ===========       ===========      ===========

                      CONDENSED CONSOLIDATING BALANCE SHEET

                             AS OF DECEMBER 31, 1997
                                ($ IN THOUSANDS)

                                     ASSETS

                                                    GUARANTOR      NON-GUARANTOR      COMPANY
                                                  SUBSIDIARIES     SUBSIDIARIES       (PARENT)        ELIMINATIONS     CONSOLIDATED
                                                   -----------       ---------       -----------       -----------     ------------
 CURRENT ASSETS:
   Cash and cash equivalents ................      $      (589)      $  13,999       $   110,450       $        --      $   123,860
   Short-term investments ...................               --              --            12,570                --           12,570
   Accounts receivable, net .................           57,476          22,882             1,524            (7,708)          74,174
   Inventory ................................            4,918             575                --                --            5,493
   Other ....................................            1,613               1                10                --            1,624
                                                   -----------       ---------       -----------       -----------      -----------
      Total Current Assets ..................           63,418          37,457           124,554            (7,708)         217,721
                                                   -----------       ---------       -----------       -----------      -----------
 PROPERTY AND EQUIPMENT:
   Oil and gas properties ...................        1,056,118          39,245                --                --        1,095,363
   Unevaluated leasehold ....................          125,155              --                --                --          125,155
   Other property and equipment .............           51,868             343            15,422                --           67,633
   Less: accumulated depreciation,
     Depletion and amortization .............         (593,359)        (14,650)             (955)               --         (608,964)
                                                   -----------       ---------       -----------       -----------      -----------
      Total Property & Equipment ............          639,782          24,938            14,467                --          679,187
                                                   -----------       ---------       -----------       -----------      -----------
 INVESTMENTS IN SUBSIDIARIES AND
   INTERCOMPANY ADVANCES ....................           81,755          49,958           903,713        (1,035,426)              --
                                                   -----------       ---------       -----------       -----------      -----------
 OTHER ASSETS ...............................           10,189           6,918            38,769                --           55,876
                                                   -----------       ---------       -----------       -----------      -----------
      TOTAL ASSETS ..........................      $   795,144       $ 119,271       $ 1,081,503       $(1,043,134)     $   952,784
                                                   ===========       =========       ===========       ===========      ===========


                       LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES:
   Notes payable and current maturities
     of long-term debt ......................      $        --       $      --       $        --       $        --      $        --
   Accounts payable and other ...............          104,259          29,649            27,280            (7,708)         153,480
                                                   -----------       ---------       -----------       -----------      -----------
      Total Current Liabilities .............          104,259          29,649            27,280            (7,708)         153,480
                                                   -----------       ---------       -----------       -----------      -----------
 LONG-TERM DEBT .............................               --              --           508,992                --          508,992
 REVENUES PAYABLE ...........................           10,106              --                --                --           10,106
 DEFERRED INCOME TAXES ......................               --              --                --                --               --
 INTERCOMPANY PAYABLES ......................          853,958           2,959                --          (856,917)              --
 STOCKHOLDERS' EQUITY:
   Common Stock .............................               10               3               733                (3)             743
   Other ....................................         (173,189)         86,660           544,498          (178,506)         279,463
                                                   -----------       ---------       -----------       -----------      -----------
      Total Stockholders' Equity ............         (173,179)         86,663           545,231          (178,509)         280,206
                                                   -----------       ---------       -----------       -----------      -----------
      TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY ................      $   795,144       $ 119,271       $ 1,081,503       $(1,043,134)     $   952,784
                                                   ===========       =========       ===========       ===========      ===========

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                ($ IN THOUSANDS)

                                                     GUARANTOR     NON-GUARANTOR    COMPANY
                                                    SUBSIDIARIES   SUBSIDIARIES     (PARENT)      ELIMINATIONS   CONSOLIDATED
                                                    ------------   ------------     --------      ------------   ------------
 FOR THE THREE MONTHS ENDED MARCH 31, 1998
 REVENUES:
   Oil and gas sales ..........................      $  41,803       $   7,812       $     --       $    626       $  50,241
   Oil and gas marketing sales ................             --          47,725             --        (21,201)         26,524
   Interest and other .........................            (28)            142         20,035        (19,925)            224
                                                     ---------       ---------       --------       --------       ---------
      Total Revenues ..........................         41,775          55,679         20,035        (40,500)         76,989
                                                     ---------       ---------       --------       --------       ---------
 COSTS AND EXPENSES:
   Production expenses and taxes ..............          6,901           2,537             --             --           9,438
   Oil and gas marketing expenses .............             --          46,836             --        (20,575)         26,261
   Impairment of oil and gas properties .......         83,500         166,500             --             --         250,000
   Oil and gas depreciation, depletion
     and amortization .........................         26,121           5,221             --             --          31,342
   Other depreciation and amortization ........            806              77            497             --           1,380
   General and administrative .................          3,755             593             32             --           4,380
   Interest ...................................         17,482           1,741         11,390        (19,925)         10,688
                                                     ---------       ---------       --------       --------       ---------
      Total Costs & Expenses ..................        138,565         223,505         11,919        (40,500)        333,489
                                                     ---------       ---------       --------       --------       ---------
 INCOME (LOSS) BEFORE INCOME TAXES
   AND EXTRAORDINARY ITEM .....................        (96,790)       (167,826)         8,116             --        (256,500)
 INCOME TAX EXPENSE (BENEFIT) .................             --              --             --             --              --
                                                     ---------       ---------       --------       --------       ---------
 NET INCOME (LOSS) BEFORE
   EXTRAORDINARY ITEM .........................        (96,790)       (167,826)         8,116             --        (256,500)
                                                     ---------       ---------       --------       --------       ---------
 EXTRAORDINARY ITEM:
   Loss on early extinguishment of debt,
     net of applicable income tax .............             --              --             --             --              --
                                                     ---------       ---------       --------       --------       ---------
      NET INCOME (LOSS) .......................      $ (96,790)      $(167,826)      $  8,116       $     --       $(256,500)
                                                     =========       =========       ========       ========       =========
 FOR THE THREE MONTHS ENDED MARCH 31, 1997
 REVENUES:
   Oil and gas sales ..........................      $  56,795       $      --       $     --       $    604       $  57,399
   Gas marketing sales ........................             --          45,568             --        (23,158)         22,410
   Interest and other .........................            177             197          2,903             --           3,277
                                                     ---------       ---------       --------       --------       ---------
      Total revenues ..........................         56,972          45,765          2,903        (22,554)         83,086
                                                     ---------       ---------       --------       --------       ---------
 COSTS AND EXPENSES:
   Production expenses and taxes ..............          4,308              --             --             --           4,308
   Gas marketing expenses .....................             --          44,301             --        (22,554)         21,747
   Oil and gas depreciation ...................         24,663              --             --             --          24,663
   Other depreciation and amortization ........            508              20            345             --             873
   General and administrative .................          1,757             235            489             --           2,481
   Interest ...................................            172              --          3,482             --           3,654
                                                     ---------       ---------       --------       --------       ---------
      Total Costs & Expenses ..................         31,408          44,556          4,316        (22,554)         57,726
                                                     ---------       ---------       --------       --------       ---------
 INCOME (LOSS) BEFORE INCOME TAX ..............         25,564           1,209         (1,413)            --          25,360
 INCOME TAX EXPENSE ...........................          9,330             441           (516)            --           9,255
                                                     ---------       ---------       --------       --------       ---------
      NET INCOME (LOSS) BEFORE
        EXTRAORDINARY ITEM ....................         16,234             768           (897)            --          16,105
                                                     ---------       ---------       --------       --------       ---------
 EXTRAORDINARY ITEM:
   Loss on early extinguishment of debt, net
     of applicable income tax .................           (179)             --              2             --            (177)
                                                     ---------       ---------       --------       --------       ---------
      NET INCOME (LOSS) .......................      $  16,055       $     768       $   (895)      $     --       $  15,928
                                                     =========       =========       ========       ========       =========

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                                ($ IN THOUSANDS)

                                                       GUARANTOR     NON-GUARANTOR     COMPANY
                                                      SUBSIDIARIES   SUBSIDIARIES      (PARENT)      ELIMINATIONS    CONSOLIDATED
                                                      ------------   ------------      --------      ------------    ------------
 FOR THE THREE MONTHS ENDED MARCH 31, 1998
 CASH FLOWS FROM OPERATING
   ACTIVITIES: ..................................      $(128,409)      $ 161,162       $  16,432       $      --       $  49,185
 CASH FLOWS FROM INVESTING ACTIVITIES:
   Oil and gas properties .......................       (114,698)          4,938              --              --        (109,760)
   Proceeds from sale of assets .................            220              --              --              --             220
   Investment in service operations .............             --         (39,242)             --              --         (39,242)
   Other additions ..............................        (19,538)          2,313            (459)             --         (17,684)
                                                       ---------       ---------       ---------       ---------       ---------
                                                        (134,016)        (31,991)           (459)             --        (166,466)
                                                       ---------       ---------       ---------       ---------       ---------
 CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings .....................             --              --         145,000              --         145,000
   Payments on borrowings .......................             --              --        (120,000)             --        (120,000)
   Cash received from exercise of stock
     options ....................................             --              --              --              --              --
   Cash received from issuance of common
     stock ......................................             --              --              61              --              61
   Other financing ..............................             --             305              --              --             305
   Intercompany advances, net ...................        245,547        (134,327)       (111,220)             --              --
                                                       ---------       ---------       ---------       ---------       ---------
                                                         245,547        (134,022)        (86,159)             --          25,366
                                                       ---------       ---------       ---------       ---------       ---------
   Net increase (decrease) in cash ..............        (16,878)         (4,851)        (70,186)             --         (91,915)
   Cash, beginning of period ....................           (589)         13,999         110,450              --         123,860
                                                       ---------       ---------       ---------       ---------       ---------
   Cash, end of period ..........................      $ (17,467)      $   9,148       $  40,264       $      --       $  31,945
                                                       =========       =========       =========       =========       =========
 FOR THE THREE MONTHS ENDED MARCH 31, 1997
 CASH FLOWS FROM OPERATING
   ACTIVITIES: ..................................      $  70,762       $   2,085       $ (33,161)      $      --       $  39,686
 CASH FLOWS FROM INVESTING ACTIVITIES:
   Oil and gas properties .......................       (158,280)             35              --              --        (158,245)
   Proceeds from sales ..........................          2,850              --              --              --           2,850
   Investment in gas marketing company ..........             --              --              --              --              --
   Other additions ..............................           (859)             --          (3,853)             --          (4,712)
                                                       ---------       ---------       ---------       ---------       ---------
                                                        (156,289)             35          (3,853)             --        (160,107)
                                                       ---------       ---------       ---------       ---------       ---------
 CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term borrowings ...........             --              --         292,626              --         292,626
   Payments on borrowings .......................        (67,569)          1,710          53,195              --         (12,664)
   Cash received from exercise of stock
     options ....................................             --              --             625              --             625
   Other financing ..............................             --              --             (95)             --             (95)
   Intercompany advances, net ...................        134,385          (3,350)       (131,035)             --              --
                                                       ---------       ---------       ---------       ---------       ---------
                                                          66,816          (1,640)        215,316              --         280,492
                                                       ---------       ---------       ---------       ---------       ---------
   Net increase (decrease) in cash and cash
     equivalents ................................        (18,711)            480         178,302              --         160,071
   Cash, beginning of period ....................          4,782           6,182         129,775              --         140,739
                                                       ---------       ---------       ---------       ---------       ---------
   Cash, end of period ..........................      $ (13,929)      $   6,662       $ 308,077       $      --       $ 300,810
                                                       =========       =========       =========       =========       =========

                          PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT EVENTS

On December 16, 1997, the Company acquired AnSon Production Corporation ("AnSon"), a privately owned oil and gas producer based in Oklahoma City. Consideration for the acquisition was approximately $43 million, which included the issuance of 3,792,724 shares of Chesapeake's common stock and the payment of $24.8 million on May 7, 1998, pursuant to a make-whole provision.

On January 30, 1998, the Company entered into a 40/60 alliance with Ranger Oil Limited to jointly develop a 3.2 million acre area of mutual interest in the Helmet area of northeastern British Columbia. As part of the transaction, the Company paid approximately $48 million for proved oil and gas reserves, undeveloped leasehold and a 40% interest in Ranger's infrastructure in the area.

On February 6, 1998, the Company purchased the Mid-Continent properties of EnerVest Management Company, L.L.C. for $38 million.

On March 10, 1998, the Company acquired Hugoton Energy Corporation ("Hugoton") pursuant to a merger by issuing approximately 25.8 million shares of the Company's common stock in exchange for 100% of Hugoton's common stock.
See Consolidated Statements of Cash Flows.

On April 22, 1998, the Company issued $230 million (4.6 million shares) of its 7% Cumulative Convertible Preferred Stock, $50 per share liquidation preference, and $500 million of its 9.625% Series A Senior Notes due 2005. Net proceeds from these offerings were approximately $712 million.

On April 27, 1998, the Company acquired from Gothic Energy Corporation certain proved oil and gas reserves for $20 million, purchased $50 million of Gothic 12% preferred stock, acquired ten-year warrants to purchase 15% of Gothic's currently outstanding common stock for $0.01 per share, acquired a 50% interest in Gothic's undeveloped leasehold acreage and entered into a five-year drilling and acquisitions participation agreement.

On April 27, 1998, Chesapeake acquired the British Columbia properties of Sunoma Energy Corporation for $33 million.

On April 28, 1998, the Company acquired by merger the Mid-Continent operations of DLB Oil & Gas, Inc. for $17.5 million in cash, 5,000,000 shares of the Company's common stock, and the assumption of $90 million in outstanding debt and working capital obligations.

On April 30, 1998, the Company acquired 100% of the stock of MC Panhandle Corp., a wholly-owned subsidiary of Occidental Petroleum Corporation, by paying approximately $95 million, net of working capital adjustments.

Effective April 30, 1998, the Company purchased all of its outstanding 10.5% Senior Notes due 2002. Of the $90,000,000 aggregate principal amount, $89,830,000 was acquired pursuant to the Company's offer to purchase, which commenced April 1, 1998, and the remaining $170,000 was acquired on the same terms after the tender period. The cost to acquire the 10.5% Senior Notes was approximately $99,000,000. The early retirement of these notes will result in an extraordinary charge of approximately $12 million during the quarter ended June 30, 1998.

RESULTS OF OPERATIONS - Three months ended March 31, 1998 vs. March 31, 1997

General. For the three months ended March 31, 1998 (the "Current Quarter"), the Company realized a net loss of $256.5 million, or $3.19 per common share. This compares to net income of $15.9 million, or $0.22 per common share, in the three months ended March 31, 1997 (the "Prior Quarter"). The loss in the Current Quarter was primarily caused by a $250.0 million asset writedown recorded under the full-cost method of accounting and, to a much lesser extent, a $6.5 million loss from recurring operations. The asset writedown was primarily caused by the Hugoton acquisition in March 1998 for consideration in excess of the present value (10% discount) of the future net revenues of the proved reserves acquired as of March 31, 1998 (approximately $150 million of the writedown) and by decreases in oil and gas prices from December 31, 1997 to March 31, 1998. See Impairment of Oil and Gas Properties. No such writedown occurred in the Prior Quarter.

Oil and Gas Sales. During the Current Quarter, oil and gas sales decreased 13% to $50.2 million from $57.4 million in the Prior Quarter. The decrease resulted from significantly lower oil and gas prices, partially offset by a 12% increase in production volumes. For the Current Quarter, the Company produced 23.0 billion cubic feet equivalent ("bcfe"), consisting of 1.2 million barrels of oil ("mmbo") and 16 billion cubic feet of natural gas ("bcf"), compared to 0.8 mmbo and 15.7 bcf, or 20.5 bcfe, in the Prior Quarter. Average oil prices realized were $14.84 per barrel of oil ("bo") in the Current Quarter compared to $21.55 in the Prior Quarter, a decrease of 31%. Average gas prices realized were $2.06 per thousand cubic feet ("mcf") in the Current Quarter compared to $2.55 per mcf in the Prior Quarter, a decrease of 19%.

For the Current Quarter, the Company realized an average price of $2.19 per thousand cubic feet equivalent ("mcfe"), compared to $2.79 per mcfe in the Prior Quarter. The Company's hedging activities resulted in increased oil and gas revenues of $1.8 million, or $0.08 per mcfe, in the Current Quarter, compared to decreases in oil and gas revenues of $0.2 million, or $0.01 per mcfe, in the Prior Quarter.

The following table shows the Company's production by region for the Current Quarter and the Prior Quarter:

                                   FOR THE THREE MONTHS ENDED MARCH 31,
                                ----------------------------------------
                                       1998                 1997
                                ------------------    ------------------
   OPERATING AREAS              (MMCFE)    PERCENT    (MMCFE)    PERCENT
                                ------     -------    ------     -------
 Mid-Continent ...........       7,646       33%       4,241       21%
 Austin Chalk Trend ......      12,054       53       15,017       73
 Canada ..................         730        3           --       --
 Other Areas .............       2,533       11        1,290        6
                                ------      ---       ------      ---
      Total ..............      22,963      100%      20,548      100%
                                ======      ===       ======      ===


Natural gas production represented approximately 69% of the Company's total production volume on an equivalent basis in the Current Quarter, compared to 77% in the Prior Quarter. This decrease in natural gas production as a percentage of total production was primarily the result of new production in the Louisiana portion of the Austin Chalk Trend, which tends to produce more oil than gas. The Company anticipates that as a result of its recent acquisitions, increased drilling in the Mid-Continent and Canada and decreased drilling in Louisiana, natural gas will represent 70-75% of anticipated 1998 production.

Oil and Gas Marketing Sales. The Company realized $26.5 million in oil and gas marketing sales for third parties in the Current Quarter, with corresponding oil and gas marketing expenses of $26.3 million, for a margin of $0.2 million. This compares to sales of $22.4 million, expenses of $21.7 million, and a margin of $0.7 million in the Prior Quarter. The Company anticipates gross margins will increase during 1998 as a result of the acquisition of certain gas gathering, transportation and marketing assets completed in 1998.

Interest and Other. Interest and other revenues for the Current Quarter were $0.2 million compared to $3.3 million in the Prior Quarter. The decrease was primarily caused by the Company maintaining lower invested cash balances resulting in reduced interest income.

Production Expenses and Taxes. Production expenses increased to $7.9 million in the Current Quarter, a $4.7 million increase from the $3.2 million incurred in the Prior Quarter. On a production unit basis, production expenses were $0.34 and $0.16 per mcfe in the Current and Prior Quarters, respectively. The primary reason for the increase in production expenses was the increased lifting costs associated with the Louisiana production, which represented a higher proportion of production in the Current Quarter than the Prior Quarter. Also contributing to the increase was the addition of production obtained in the Hugoton and AnSon acquisitions, which typically has higher production expense per Mcfe of production than the Company's historical production base. The Company anticipates production expenses will continue to rise during 1998 as the result of additional acquisitions closed in April 1998, and expects production expenses to average $0.35 to $0.40 per mcfe for 1998.

Production taxes, which consist primarily of wellhead severance taxes, were $1.5 million and $1.2 million in the Current and Prior Quarters, respectively. This increase, from $0.06 per mcfe to $0.07 per mcfe, was the result of the higher tax rates associated with production obtained in the acquisitions as compared to the Company's historical production base.

Impairment of Oil and Gas Properties. The Company utilizes the full-cost method to account for its investments in oil and gas properties. Under this method, all costs of acquisition, exploration and development of oil and gas reserves (including such costs as leasehold acquisition costs, geological and geophysical expenditures, certain capitalized internal costs, dry hole costs and tangible and intangible development costs) are capitalized as incurred. These oil and gas property costs, including the estimated future capital expenditures to develop the proved undeveloped reserves, are depleted and charged to operations using the unit-of-production method based on the ratio of current production to proved oil and gas reserves as estimated by the Company's independent engineering consultants and Company engineers. Costs directly associated with the acquisition and evaluation of unproved properties are excluded from the amortization computation until it is determined whether or not proved reserves can be assigned to the property or whether impairment has occurred. To the extent that capitalized costs of oil and gas properties, net of accumulated depreciation, depletion and amortization and related deferred income taxes, exceed the discounted future net revenues of proved oil and gas properties, such excess costs are charged to operations.

The Company incurred an impairment of oil and gas properties charge of $250 million in the Current Quarter, compared to no impairment in the Prior Quarter. This writedown was caused by several factors, including the Hugoton acquisition, oil prices declining from $17.62 at December 31, 1997 to $13.92 at March 31, 1998, gas prices declining from $2.29 at December 31, 1997 to $2.01 at March 31, 1998 and higher drilling and completion costs compared to previous estimates. Additionally, lower oil and gas prices at March 31, 1998 and higher drilling costs caused downward revisions in the Company's proved reserves as certain proved undeveloped reserves previously estimated by the Company were rendered uneconomic and therefore not included in the Company's evaluation of its proved reserves.

The primary reason for the impairment charge was the completion of the acquisition in March 1998 of Hugoton, which was accounted for using the purchase method. The purchase price, which was established in November 1997 when the acquisition was announced (based on a Chesapeake common stock price of $8.00 per share), was allocated almost entirely to Hugoton's evaluated oil and gas properties. Based upon reserve estimates as of March 31, 1998, the portion of the purchase price which was allocated to evaluated oil and gas properties exceeded the associated discounted future net revenues from Hugoton's estimated proved reserves by approximately $150 million.

Since March 31, 1998, oil and gas prices have declined further. If prices do not increase from current levels by June 30, 1998, the Company could incur additional impairment charges, reducing earnings and shareholders' equity.

Oil and Gas Depreciation, Depletion and Amortization. Depreciation, depletion and amortization of oil and gas properties ("DD&A") for the Current Quarter was $31.3 million, compared to $24.7 million in the Prior Quarter. This increase was caused by increased production and an increase in the DD&A rate per mcfe from $1.20 to $1.36 in the Prior and Current Quarters, respectively. The Company's DD&A rate is expected to decrease to approximately $1.10-$1.15 per mcfe for the remainder of 1998 as the result of the impairment charge, the acquisitions completed in April, and reduced drilling in Louisiana.

Depreciation and Amortization of Other Assets. Depreciation and amortization of other assets ("D&A") increased to $1.4 million in the Current Quarter compared to $0.9 million in the Prior Quarter. This increase in D&A was caused by increased investments in depreciable buildings and equipment and increased amortization of debt issuance costs as a result of the issuance of Senior Notes in March 1997. The Company anticipates an increase in D&A throughout 1998 as a result of higher building depreciation expense on the Company's corporate offices, additional equipment and depreciable assets added from the acquisitions, and higher amortization caused by the increased offering costs incurred in the Senior Notes issued in April 1998.

General and Administrative. General and administrative expenses ("G&A"), which are net of capitalized internal payroll and non-payroll expenses, were $4.4 million in the Current Quarter compared to $2.5 million in the Prior Quarter. This increase was primarily caused by increased employment levels associated with the Company's continuing growth. The increase was also caused by increased accounting, legal, reservoir engineering and other expenses incurred in the Current Quarter as a result of the Company's change to a December 31 fiscal year end reporting period for which there were no comparable expenses in the Prior Quarter. The Company capitalized $2.1 million of internal costs in the Current Quarter directly related to the Company's oil and gas exploration and development efforts, compared to $1.4 million in the Prior Quarter. The Company anticipates that G&A costs for 1998 will continue to increase as the result of industry wage inflation, legal fees associated with litigation, and increases in employment due to the acquisition program.

Interest and Other. Interest and other expense increased to $10.7 million in the Current Quarter from $3.7 million in the Prior Quarter. This increase was a result of a full quarter of interest expense in the Current Quarter on the $300 million principal amount of Senior Notes issued at the end of the Prior Quarter. In addition to the interest expense reported, the Company capitalized $2.3 million of interest during the Current Quarter compared to $2.7 million capitalized in the Prior Quarter. Interest expense will increase during the remainder of 1998 as a result of the issuance of $500 million of Senior Notes in April 1998.

Provision for Income Taxes. The Company recorded no income tax expense for the Current Quarter, compared to income tax expense of $9.3 million in the Prior Quarter. At March 31, 1998, the Company had a net operating loss carryforward of approximately $383 million for regular federal income taxes which will expire in future years beginning in 2007. Management believes that it cannot be demonstrated at this time that it is more likely than not that the deferred income tax assets, comprised primarily of the net operating loss carryforward, will be realizable in future years, and therefore a valuation allowance of $174 million has been recorded. The Company does not expect to record any book income tax expense for the remainder of 1998 based on information available at this time.

RISK MANAGEMENT ACTIVITIES

Periodically the Company utilizes hedging strategies to hedge the price of a portion of its future oil and gas production. These strategies include (1) swap arrangements that establish an index-related price above which the Company pays the counterparty and below which the Company is paid by the counterparty, (2) the purchase of index-related puts that provide for a "floor" price below which the counterparty pays the Company the amount by which the price of the commodity is below the contracted floor, (3) the sale of index-related calls that provide for a "ceiling" price above which the Company pays the counterparty the amount by which the price of the commodity is above the contracted ceiling, and (4) basis protection swaps, which are arrangements that guarantee the price differential of oil or gas from a specified delivery point or points. Results from hedging transactions are reflected in oil and gas sales to the extent related to the Company's oil and gas production. The Company only enters into hedging transactions related to the Company's oil and gas production volumes or physical purchase or sale commitments of its oil and gas marketing subsidiaries.

As of March 31, 1998, the Company had the following natural gas swap arrangements for periods after March 1998:

                                                        MONTHLY          NYMEX-INDEX
                                                        VOLUME           STRIKE PRICE
                           MONTHS                       (MMBTU)          (PER MMBTU)
                           ------                       -------          ------------
                      May 1998...................      5,270,000            $  2.310
                      June 1998..................      6,300,000            $  2.356
                      July 1998..................      6,510,000            $  2.356
                      August 1998................      6,510,000            $  2.356
                      September 1998.............      6,300,000            $  2.356
                      October 1998...............      4,030,000            $  2.317

The Company has closed a transaction for natural gas previously hedged for the period April through November 1999 and received proceeds of $0.9 million, which will be recognized as income during the corresponding months of production.

The Company does not currently have any oil hedge transactions in place.

Gains or losses on the crude oil and natural gas hedging transactions are recognized as price adjustments in the months of related production.

LIQUIDITY AND CAPITAL RESOURCES

In April 1998, the Company completed an offering of $230 million of 7% Cumulative Convertible Preferred Stock and $500 million principal amount of 9.625% Senior Notes due 2005. The net proceeds of these offerings were approximately $712 million, of which $170 million was used to retire all of the Company's commercial bank debt, approximately $100 million was used to retire all $90 million principal amount of the Company's 10.5% Senior Notes due 2002, $345 million was used to fund certain of the Company's acquisitions, with the balance of the net proceeds increasing the Company's working capital.

As of March 31, 1998, the Company had a working capital deficit of approximately $69 million which has been eliminated with the proceeds from the April 1998 Preferred Stock and Senior Note offerings. The Company estimates that its capital expenditures (excluding acquisitions) for 1998 will be between $225 million and $250 million, including $200-$220 million for drilling and completion expenditures, and the balance for acreage acquisition and maintenance, seismic programs and capitalized general and administrative costs. The capital expenditure budget is largely discretionary, and can be adjusted by the Company based on operating results or other factors. The Company believes it has sufficient capital resources from anticipated cash flow from operations and working capital to fund its drilling program for 1998.

The Company is currently negotiating with its commercial bank group to obtain a secured revolving bank loan. It is anticipated that this facility will be completed by the end of May 1998 and will contain terms and conditions similar to the bank facilities the Company has had in the past. It is anticipated that the facility will be documented at $500 million, but will have collateral-based borrowing limitations. The debt incurrence covenants of the Senior Note indentures will also be a limiting factor. The primary purpose of the facility will be to fund potential acquisitions of oil and gas reserves.

During April 1998, the Company received a senior debt credit rating decrease from both Moody's Investors Service and Standard & Poor's Rating Services to B1 and B+, respectively. The rating agencies cited, among other factors, the Company's long-term debt to total book capitalization, which, after the recent Senior Notes and Preferred Stock offerings, is approximately 67%.

The Company's cash provided by operating activities increased 24% to $49.2 million during the Current Quarter compared to $39.7 million during the Prior Quarter. The increase was due primarily to cash provided from changes in current assets and current liabilities between periods.

Cash used in investing activities increased to $166.5 million during the Current Quarter from $160.1 million in the Prior Quarter. The Company completed several acquisitions requiring cash in the Current Quarter which totaled $82 million, compared to none in the Prior Quarter, offset by a significant decrease in drilling activity and leasehold acquisitions in the Current Quarter compared to the Prior Quarter. During the Current Quarter the Company expended approximately $62 million to initiate drilling on 52 gross (32.9 net) wells and invested approximately $5 million in leasehold acquisitions. This compares to $129 million to initiate drilling on 35 gross (17.1 net) wells and $30 million to purchase leasehold in the Prior Quarter.

Cash provided by financing activities was $25.4 million in the Current Quarter, compared to $280.5 million in the Prior Quarter. During the Current Quarter, the Company retired $120 million in bank debt which it assumed at the completion of the Hugoton acquisition. The Company refinanced the Hugoton debt and obtained additional working capital of $25 million with proceeds from the Company's commercial bank credit facility. During the Prior Quarter, the Company issued $300 million in Senior Notes.

The Company is subject to certain routine legal proceedings, none of which are expected to have a material adverse effect upon the Company's financial condition or operations. The Company is also a defendant in other non-routine lawsuits, which are described in Note 3 of the notes to the accompanying financial statements. Also see Part II, Item 1 of this report. An adverse outcome in one or more of such suits could have a material effect on the Company, although management is unable to quantify the Company's exposure to liability. No provision for litigation liability has been recorded in the Company's financial statements.

FORWARD LOOKING STATEMENTS

This Form 10-Q includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements other than statements of historical facts included in this Form 10-Q, including without limitation statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding planned capital expenditures, expected oil and gas production, the Company's financial position, business strategy and other plans and objectives for future operations, capital expenditures plans, and expected future expenses are forward looking statements. Although the Company believes that the expectations reflected in such forward-looking statement are reasonable, it can give no assurance that such expectations will prove to have been correct. Factors that could cause actual results to differ materially from those expected by the Company, including, without limitation, factors discussed under Risk Factors in the Company's Form 10-K for the period ended December 31, 1997 are concentration of unevaluated leasehold in Louisiana, impairment of asset value, need to replace reserves, substantial capital requirements, substantial indebtedness, fluctuations in the prices of oil and gas, uncertainties inherent in estimating quantities of oil and gas reserves and projecting future rates of production and timing of development expenditures, competition, operating risks, acquisition and integration of operation risks, restrictions imposed by lenders, liquidity and capital requirements, the effects of governmental and environmental regulation, patent and securities litigation and adverse changes in the market for the Company's oil and gas production. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to release publicly the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof, including, without limitation, changes in the Company's business strategy or planned capital expenditures, or to reflect the occurrence of unanticipated events.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is subject to ordinary routine litigation incidental to its business. In addition, the Company and its officers and directors are defendants in certain purported class actions based on federal securities fraud claims. Also the Company is defending claims of patent infringement, tortious interference with confidentiality contracts and misappropriation of proprietary information in another pending action. These matters are described in Item 3 of the Company's Transition Report on Form 10-K for the six-month period ended December 31, 1997. Subsequent developments are as follows:

On March 16, 1998, the Company and named officers and directors filed a motion to dismiss in In re Chesapeake Energy Corporation Securities Litigation pending in the U.S. District Court for the Western District of Oklahoma.

In May 1998, two purported class actions filed on behalf of investors who purchased common stock of Bayard Drilling Technologies, Inc. in its initial public offering on November 4, 1997 were dismissed without prejudice pursuant to stipulation of all parties. These actions had been filed in the District Court for Oklahoma County, Oklahoma alleging violations by the Company and others of Sections 11 and 12 of the Securities Act of 1933 and Section 408 of the
Oklahoma Securities Act. The Company was a selling stockholder in the offering. On May 12, 1998, the plaintiffs in the dismissed cases became co-lead plaintiffs in the remaining federal case: Tom Yuan v. Bayard, et al. filed in the U.S. District Court for the Western District of Oklahoma.

ITEM 2. CHANGES IN SECURITIES

On April 22, 1998, the Company sold 4,600,000 shares (the "Shares") of 7% Cumulative Convertible Preferred Stock having a liquidation preference of $50 per share in a private placement to Donaldson, Lufkin & Jenrette Securities Corporation, Morgan Stanley & Co. Incorporated, Bear, Stearns & Co. Inc., Lehman Brothers Inc. and J.P. Morgan Securities Inc. (the "Initial Purchasers") pursuant to the exemption from registration provided by Section 4 (2) of the Securities Act of 1933 (the "Securities Act"). The Initial Purchasers resold the shares to qualified institutional buyers, as defined in, and in reliance on the exemption from registration provided by, Rule 144A under the Securities Act. The aggregate offering price for the Shares was $230 million, and aggregate discounts and commissions were $6.9 million.

Each of the Shares is convertible at the holders' option, exercisable at any time unless previously redeemed, into shares of Company common stock at a conversion price of $6.95 per Share (equivalent to a conversion rate of approximately 7.1942 shares of common stock for each Share), subject to adjustment pursuant to antidilution provisions.

The Shares are redeemable, in whole or in part, at the Company's option at any time on or after May 1, 2001, initially at a price of $52.45 per share and thereafter at prices declining to $50 per share on or after May 1, 2008, plus in each case all accrued and unpaid dividends to the redemption date, which redemption price may be paid in cash, by delivery of shares of Company common stock or through a combination thereof. Upon any Change of Control (as defined in the Certificate of Designation for the Shares), each holder of Shares will, in the event that the Market Value (as defined) at such time is less than the Conversion Price, have a one-time option to convert such holder's Shares into common stock at an adjusted Conversion Price equal to the greater of (x) the Market Value for the period ending on the Change of Control date and (y)
66 2/3% of the Market Value for the period ended April 16, 1998. In lieu of issuing shares of common stock for Shares surrendered for conversion upon a Change of Control, the Company may, at its option, make a cash payment equal to the Market Value of the common stock otherwise issuable determined for the period ending on the Change of Control date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

- Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held a special meeting of shareholders on March 10, 1998 to approve the merger of Hugoton Energy Corporation into a subsidiary of the Company.

The proposal to approve and adopt the Agreement and Plan of Merger between the Company and Hugoton Energy Corporation and the issuance of the Company's Common Stock pursuant to the merger was approved by a vote of 54,018,852 shares for, representing 73% of the outstanding shares of Common Stock; 542,797 shares voted against the proposal; 132,847 shares abstained from voting; and 19,610,315 shares were broker non-votes.

ITEM 5. OTHER INFORMATION

- Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

                The following exhibits are filed as a part of this report:

         Exhibit No.
         -----------

         3.1   Registrant's Certificate of Incorporation, as amended

         4.3 Indenture dated as of April 1, 1998 among Chesapeake Energy Corporation, its subsidiaries signatory thereto as Subsidiary Guarantors and United States Trust Company of New York, as Trustee, with respect to 9.625% Senior Notes due 2005.

         4.11 Registration Rights Agreement dated as of April 22, 1998 by and among Chesapeake Energy Corporation and Donaldson, Lufkin & Jenrette Securities Corporation, Morgan Stanley & Co. Incorporated, Bear, Stearns & Co. Inc., Lehman Brothers Inc. and J.P. Morgan Securities, Inc., with respect to 7% Cumulative Convertible Preferred Stock.

         4.12 Registration Rights Agreement dated as of April 22, 1998 by and among Chesapeake Energy Corporation, The Named Guarantors and Donaldson, Lufkin & Jenrette Securities Corporation, Morgan Stanley & Co. Incorporated, Bear, Stearns & Co. Inc., Lehman Brothers Inc., J.P. Morgan Securities, Inc. and Morgan Stanley & Co., Incorporated, with respect to 9.625% Senior Notes due 2005.

         27    Financial Data Schedules


(b)       Reports on Form 8-K

         During the quarter ended March 31, 1998, the Company filed the following Current Reports on Form 8-K dated:

               January 15, 1998 announcing property acquisition in Western Canada and in the Mid-Continent,

               January 26, 1998 announcing successful negotiation of $500 million credit facility,

               February 5, 1998 reporting on drilling activities and pending transactions,

               February 13, 1997 reporting renegotiated terms of the DLB merger agreement,

               March 5, 1998 announcing the Company and Hugoton Energy Corporation set shareholder meetings seeking approval of merger,

               March 5, 1998 announcing the Company enhances its position in the Texas Panhandle, and agrees to purchase properties from Occidental Petroleum Corporation,

               March 5, 1998 announcing preliminary transition period results,

               March 5, 1998 reporting on activity in Northeast British
               Columbia,

               March 20, 1998 announcing that shareholders of the Company and Hugoton Energy Corporation has approved the merger,

               March 23, 1998 announcing cash dividend for shareholders,

               March 25, 1998 announcing 1997 transition period results,

               March 31, 1998 announcing senior notes and preferred stock offerings,

               March 31, 1998 announcing increased reserves in the Helmet Area of Northeast British Columbia, and

               March 31, 1998 announcing continuation of Mid-Continent Consolidation, and announcing transaction with Gothic Energy Corporation.

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                CHESAPEAKE ENERGY CORPORATION
                                                -----------------------------
                                                    (Registrant)



     May 15, 1998                               /s/ Aubrey K. McClendon
---------------------                           -----------------------------
          Date                                  Aubrey K. McClendon
                                                Chairman and
                                                Chief Executive Officer





     May 15, 1998                               /s/ Marcus C. Rowland
---------------------                           -----------------------------
          Date                                  Marcus C. Rowland
                                                Vice President and
                                                Chief Financial Officer

                                Index to Exhibits


Exhibit No.    Description                                                 Page
-----------    -----------                                                 ----

     3.1       Registrant's Certificate of Incorporation as amended

     4.3 Indenture dated as of April 1, 1998 among Chesapeake Energy Corporation, its subsidiaries signatory thereto as Subsidiary Guarantors and United States Trust Company of New York, as Trustee, with respect to 9.625% Senior Notes due 2005.

     4.11 Registration Rights Agreement dated as of April 22, 1998 by and among Chesapeake Energy Corporation and Donaldson, Lufkin & Jenrette Securities Corporation, Morgan Stanley & Co. Incorporated, Bear, Stearns & Co. Inc., Lehman Brothers Inc. and J.P. Morgan Securities, Inc., with respect to 7% Cumulative Convertible Preferred Stock.

     4.12 Registration Rights Agreement dated as of April 22, 1998 by and among Chesapeake Energy Corporation, The Named Guarantors and Donaldson, Lufkin & Jenrette Securities Corporation, Morgan Stanley & Co. Incorporated, Bear, Stearns & Co. Inc., Lehman Brothers Inc., J.P. Morgan Securities, Inc. and Morgan Stanley & Co., Incorporated, with respect to 9.625% Senior Notes due 2005.

     27.1      Financial Data Schedules

     27.2      Financial Data Schedules Restated

     27.3      Financial Data Schedules Restated

     27.4      Financial Data Schedules Restated

     27.5      Financial Data Schedules Restated

     27.6      Financial Data Schedules Restated

     27.7      Financial Data Schedules Restated

     27.8      Financial Data Schedules Restated