Form 10-Q
period 1998-06-30
CHESAPEAKE ENERGY CORP
filed 1998-08-14
CIK 895126

-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

            FOR THE TRANSITION PERIOD FROM____________TO____________

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

                                 YES [X] NO [ ]

    At July 31, 1998, there were 98,335,100 shares of the registrant's $.01 par value Common Stock outstanding.

-------------------------------------------------------------------------------

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

             INDEX TO FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1998

PART I. FINANCIAL INFORMATION

                                                                                                  PAGE
                                                                                                  ----
            Item 1.   Consolidated Financial Statements:

                      Consolidated Balance Sheets at June 30, 1998 (Unaudited) and
                      December 31, 1997                                                             3

                      Consolidated Statements of Operations for the Three and Six Months
                      Ended June 30, 1998 and 1997 (Unaudited)                                      4

                      Consolidated Statements of Cash Flows for the Six Months Ended June
                      30, 1998 and 1997 (Unaudited)                                                 5

                      Notes to Consolidated Financial Statements (Unaudited)                        6

            Item 2.   Management's Discussion and Analysis of Financial Condition and
                      Results of Operations                                                        16


PART II. OTHER INFORMATION

            Item 1.   Legal Proceedings                                                            25

            Item 2.   Changes in Securities and Use of Proceeds                                    25

            Item 3.   Defaults Upon Senior Securities                                              26

            Item 4.   Submission of Matters to a Vote of Security Holders                          26

            Item 5.   Other Information                                                            26

            Item 6.   Exhibits and Reports on Form 8-K                                             26

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS

                                                                                JUNE 30,         DECEMBER 31,
                                                                                  1998               1997
                                                                              -------------      -------------
                                                                                (UNAUDITED)
                                                                                       ($ IN THOUSANDS)
     CURRENT ASSETS:
       Cash and cash equivalents ........................................     $      59,690      $     123,860
       Short-term investments ...........................................             6,637             12,570
       Accounts receivable:
        Oil and gas sales ...............................................            21,866             10,654
        Oil and gas marketing sales .....................................            26,122             20,493
        Joint interest and other, net of allowance for doubtful
          accounts of $1,049,000 and $691,000............................            32,898             38,781
        Related parties .................................................             6,707              4,246
       Inventory ........................................................             5,216              5,493
       Other ............................................................             2,378              1,624
                                                                              -------------      -------------
          Total current assets ..........................................           161,514            217,721
                                                                              -------------      -------------
     PROPERTY AND EQUIPMENT:
       Oil and gas properties, at cost based on full cost accounting:
        Evaluated oil and gas properties ................................         2,002,236          1,095,363
        Unevaluated properties ..........................................            99,229            125,155
        Less: accumulated depreciation, depletion and ...................        (1,143,521)          (602,391)
                                                                              -------------      -------------
     amortization
                                                                                    957,944            618,127
       Other property and equipment .....................................            77,309             67,633
       Less: accumulated depreciation and amortization ..................           (18,887)            (6,573)
                                                                              -------------      -------------
          Total property and equipment ..................................         1,016,366            679,187
                                                                              -------------      -------------
     OTHER ASSETS .......................................................            82,293             55,876
                                                                              -------------      -------------
          TOTAL ASSETS ..................................................     $   1,260,173      $     952,784
                                                                              =============      =============

                               LIABILITIES AND STOCKHOLDERS' EQUITY

     CURRENT LIABILITIES:
       Accounts payable .................................................     $      58,559      $      81,775
       Accrued liabilities and other ....................................            49,906             42,733
       Revenues and royalties due others ................................            21,615             28,972
                                                                              -------------      -------------
          Total current liabilities .....................................           130,080            153,480
                                                                              -------------      -------------
     LONG-TERM DEBT, NET ................................................           919,034            508,992
                                                                              -------------      -------------
     REVENUES AND ROYALTIES DUE OTHERS ..................................            11,345             10,106
                                                                              -------------      -------------
     STOCKHOLDERS' EQUITY:
       Preferred stock, $.01 par value, 10,000,000 shares authorized;
        4,600,000 and 0 shares of 7% cumulative convertible stock
        issued and outstanding at June 30, 1998 and December 31,
        1997, respectively, entitled in liquidation to $230 million......           230,000                 --
       Common stock, 250,000,000 shares authorized; $.01 par value;
        100,903,950 and 74,298,061 shares issued and outstanding
        at June 30, 1998, and December 31, 1997, respectively ...........             1,009                743
       Paid-in capital ..................................................           680,511            460,733
       Accumulated deficit ..............................................          (693,975)          (181,270)
       Less: treasury stock, at cost; 4,282,000 and zero shares
        at June 30, 1998 and December 31, 1997, respectively ............           (17,831)                --
                                                                              -------------      -------------
          Total stockholders' equity ....................................           199,714            280,206
                                                                              -------------      -------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .........................     $   1,260,173      $     952,784
                                                                              =============      =============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                           THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                                JUNE 30,                        JUNE 30,
                                                                      --------------------------      --------------------------
                                                                         1998            1997            1998            1997
                                                                      ----------      ----------      ----------      ----------
        REVENUES:
         Oil and gas sales ......................................     $   75,639      $   45,354      $  125,880      $  102,753
         Oil and gas marketing sales ............................         33,671          23,743          60,195          46,153
         Interest and other .....................................          2,571           5,430           2,795           8,707
                                                                      ----------      ----------      ----------      ----------
             Total revenues .....................................        111,881          74,527         188,870         157,613
                                                                      ----------      ----------      ----------      ----------
        COSTS AND EXPENSES:
         Production expenses ....................................         14,673           4,019          22,567           7,177
         Production taxes .......................................          2,621             906           4,165           2,056
         Oil and gas marketing expenses .........................         33,705          23,845          59,966          45,592
         Impairment of oil and gas properties ...................        216,000         236,000         466,000         236,000
         Impairment of other assets .............................         10,000              --          10,000              --
         Oil and gas depreciation, depletion and amortization ...         43,900          42,358          75,242          67,021
         Depreciation and amortization of other assets ..........          1,922           1,073           3,302           1,946
         General and administrative .............................          5,134           2,582           9,514           5,063
         Interest ...............................................         18,665           8,680          29,353          12,334
                                                                      ----------      ----------      ----------      ----------
             Total costs and expenses ...........................        346,620         319,463         680,109         377,189
                                                                      ----------      ----------      ----------      ----------
        LOSS BEFORE INCOME TAX AND EXTRAORDINARY ITEM ...........       (234,739)       (244,936)       (491,239)       (219,576)
        INCOME TAX BENEFIT ......................................             --         (27,153)             --         (17,898)
                                                                      ----------      ----------      ----------      ----------
        LOSS BEFORE EXTRAORDINARY ITEM ..........................       (234,739)       (217,783)       (491,239)       (201,678)
        EXTRAORDINARY ITEM:
         Loss on early extinguishment of debt ...................        (13,334)             --         (13,334)           (177)
                                                                      ----------      ----------      ----------      ----------
        NET LOSS ................................................       (248,073)       (217,783)       (504,573)       (201,855)

        PREFERRED STOCK DIVIDENDS ...............................         (4,025)             --          (4,025)             --
                                                                      ----------      ----------      ----------      ----------

        NET LOSS AVAILABLE TO COMMON SHAREHOLDERS ...............     $ (252,098)     $ (217,783)     $ (508,598)     $ (201,855)
                                                                      ==========      ==========      ==========      ==========

        EARNINGS PER COMMON SHARE (BASIC AND ASSUMING DILUTION)
         Loss before extraordinary item .........................     $    (2.29)     $    (3.12)     $    (5.35)     $    (2.87)
         Extraordinary item .....................................          (0.12)             --           (0.15)             --
                                                                      ----------      ----------      ----------      ----------
         Net loss ...............................................     $    (2.41)     $    (3.12)     $    (5.50)     $    (2.87)
                                                                      ==========      ==========      ==========      ==========
        WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT
         SHARES OUTSTANDING
         Basic and assuming dilution ............................        104,662          69,819          92,504          70,277
                                                                      ==========      ==========      ==========      ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                      SIX MONTHS ENDED
                                                                                                          JUNE 30,
                                                                                                --------------------------
                                                                                                   1998             1997
                                                                                                ----------      ----------
                                                                                                     ($ IN THOUSANDS)
        CASH FLOWS FROM OPERATING ACTIVITIES:
          Net loss ........................................................................     $ (504,573)     $ (201,855)
          Adjustments to reconcile net loss to net cash provided by operating activities:
           Depreciation, depletion and amortization .......................................         77,542          68,274
           Impairment of oil and gas assets ...............................................        466,000         236,000
           Impairment of other assets .....................................................         10,000              --
           Deferred taxes .................................................................             --         (14,195)
           Amortization of loan costs .....................................................          1,002             693
           Amortization of bond discount ..................................................             56              26
           Gain on sale of fixed assets and other .........................................           (368)         (1,071)
           Extraordinary loss before income tax benefit ...................................         13,334          (3,526)
           Equity in (earnings) losses of equity investees ................................            285            (321)
           Bad debt expense ...............................................................            516             299
                                                                                                ----------      ----------
             Cash provided by operating activities before changes
               in current assets and liabilities ..........................................         63,794          84,324
           Changes in current assets and liabilities ......................................        (44,074)        (42,136)
                                                                                                ----------      ----------
             Cash provided by operating activities ........................................         19,720          42,188
                                                                                                ----------      ----------
        CASH FLOWS FROM INVESTING ACTIVITIES:
          Exploration, development and acquisition of oil and gas properties ..............       (472,879)       (281,709)
          Proceeds from sale of assets ....................................................          4,404              --
          Long-term loans made to third parties ...........................................             --         (18,000)
          Other investments ...............................................................             --         (10,751)
          Repayment of long-term loan .....................................................          2,000              --
          Additions to other property and equipment .......................................         (5,183)        (29,245)
                                                                                                ----------      ----------
             Cash used in investing activities ............................................       (471,658)       (339,705)
                                                                                                ----------      ----------
        CASH FLOWS FROM FINANCING ACTIVITIES:
          Proceeds from long-term borrowings ..............................................        658,750         292,626
          Payments on long-term borrowings ................................................       (474,166)        (12,750)
          Proceeds from issuance of preferred stock .......................................        222,781              --
          Purchase of treasury stock ......................................................        (17,831)             --
          Cash received from exercise of stock options ....................................            101           1,114
          Other financing .................................................................         (1,867)           (195)
                                                                                                ----------      ----------
             Cash provided by financing activities ........................................        387,768         280,795
                                                                                                ----------      ----------
        NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..............................        (64,170)        (16,722)
        CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ....................................        123,860         140,739
                                                                                                ----------      ----------
        CASH AND CASH EQUIVALENTS, END OF PERIOD ..........................................     $   59,690      $  124,017
                                                                                                ==========      ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (UNAUDITED)


1. ACCOUNTING PRINCIPLES

The accompanying unaudited consolidated financial statements of Chesapeake Energy Corporation and subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q as prescribed by the Securities and Exchange Commission. All material adjustments (consisting solely of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods have been reflected. The results for the three and six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full fiscal year.

The Company changed its fiscal year end from June 30 to December 31 for the period ended December 31, 1997. This Form 10-Q relates to the three and six months ended June 30, 1998 (the "Current Quarter" and "Current Period", respectively) and June 30, 1997 (the "Prior Quarter" and "Prior Period", respectively).

2. RECENT EVENTS

On April 22, 1998, the Company issued $230 million (4.6 million shares) of its 7% Cumulative Convertible Preferred Stock, $50 per share liquidation preference, and $500 million of its 9.625% Series A Senior Notes due 2005. Net proceeds from these offerings were approximately $711 million.

On April 27, 1998, Chesapeake acquired from Gothic Energy Corporation natural gas reserves in the Arkoma Basin of Oklahoma for $20 million, and purchased $39.5 million of Gothic 12% preferred stock (with liquidation value of $50 million) and ten-year warrants to purchase 15% of Gothic's currently outstanding common stock for $0.01 per share. As part of this transaction, for additional consideration of $10.5 million, Chesapeake entered into a five-year drilling and acquisitions participation agreement with Gothic.

On April 27, 1998, Chesapeake acquired the British Columbia properties of Sunoma Acquisitions Ltd. for $33 million.

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

Effective April 30, 1998, the Company purchased all of its $90 million aggregate principal amount 10.5% Senior Notes due 2002. The cost to acquire the 10.5% Senior Notes was approximately $99 million. The early retirement of these notes resulted in an extraordinary charge of approximately $13.3 million during the Current Quarter.

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

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (UNAUDITED)


that these claims are without merit, and intend to defend against them vigorously. No estimate of loss or range of estimate of loss, if any, can be made at this time.

A purported class action alleging violations of the Securities Act of 1933 and the Oklahoma Securities Act has been filed against the Company and others on behalf of investors who purchased common stock of Bayard Drilling Technologies, Inc. ("Bayard") in, or traceable to, its initial public offering in November 1997. Total proceeds of the offering were $254 million, of which the Company received net proceeds of $90 million as a selling shareholder. Plaintiffs allege that the Company, a major customer of Bayard's drilling services and the owner of 30.1% of Bayard's common stock outstanding prior to the offering, was a controlling person of Bayard. Plaintiffs assert that the Bayard prospectus contained material omissions and misstatements relating to (i) the Company's financial "problems" and their impact on Bayard's operating results, (ii) increased costs associated with Bayard's growth strategy, (iii) undisclosed pending related-party transactions between Bayard and third parties other than the Company, (iv) Bayard's planned use of offering proceeds and (v) Bayard's capital expenditures and liquidity. The alleged defective disclosures are claimed to have resulted in a decline in Bayard's share price following the public offering. Plaintiffs seek a determination that the suit is a proper class action and damages in an unspecified amount or rescission, together with interest and costs of litigation, including attorneys' fees. The Company believes that the claims are without merit and intends to defend against them vigorously. No estimate of loss or range of estimate of loss, if any, can be made at this time.

In October 1996, Union Pacific Resources Company ("UPRC") sued the Company alleging infringement of a patent for a drillbit steering method. Other claims asserted by UPRC have been dismissed. UPRC's infringement claims against the Company are based on services provided to the Company by a third party vendor controlled by former UPRC employees. UPRC is seeking injunctive relief, damages of an unspecified amount, including actual and enhanced damages, interest, costs and attorneys' fees. The Company believes that it has meritorious defenses to UPRC's allegations and that the UPRC patent is invalid. The Company has filed a motion to construe UPRC's patent claims and other dispositive motions are pending. No estimate of loss or range of estimate of loss, if any, can be made at this time; however, in reports filed in the proceeding, experts for UPRC claim that damages could be as much as $18 million while Company experts state that the amount should not exceed $25,000, in each case based on a reasonable royalty.

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

4. IMPAIRMENT OF OIL AND GAS PROPERTIES AND OTHER ASSETS

The Company incurred an impairment of oil and gas properties charge of $216 million in the Current Quarter. This writedown was caused primarily by the effects of accounting for the Current Quarter acquisitions using the purchase accounting method, as well as a significant decline in oil prices from March 31 to June 30. The Company also recorded a $10 million impairment in the Current Quarter related to certain of its gas processing and transportation assets located in Louisiana.

5. NET LOSS PER SHARE

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). SFAS 128 requires presentation of "basic" and "diluted" earnings per share, as defined, on the face of the statement of operations for all entities with complex capital structures. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997 and requires restatement of all prior period earnings per share amounts. The Company has adopted SFAS 128 and has restated all prior periods presented.

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (UNAUDITED)


SFAS 128 requires a reconciliation of the numerators and denominators of the basic and diluted EPS computations. For the Current Quarter, the Prior Quarter, the Current Period and the Prior Period, there was no difference between actual weighted average shares outstanding, which are used in computing basic EPS, and diluted weighted average shares outstanding, which are used in computing diluted EPS. Options to purchase 8.3 million and 7.9 million shares of common stock at a weighted average exercise price of $4.13 and $7.09 were outstanding at June 30, 1998 and 1997, respectively, but were not included in the computation of diluted EPS because the effect of these outstanding options would be antidilutive.

6. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133). FAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company). FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and, if it is, the type of hedge transaction. For fair-value hedge transactions in which the Company is hedging changes in an asset's, liability's, or firm commitment's fair value, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. For cash-flow hedge transactions, in which the Company is hedging the variability of cash flows related to a variable-rate asset, liability, or a forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges will be recognized in current-period earnings.

The Company has not yet determined the impact that the adoption of FAS 133 will have on its earnings or its balance sheet.

7. ACQUISITION OF HUGOTON

In March 1998, the Company acquired Hugoton Energy Corporation ("Hugoton") pursuant to a merger by issuing 25.8 million shares of the Company's common stock in exchange for 100% of Hugoton's common stock. The acquisition of Hugoton was accounted for using the purchase method as of March 1, 1998, and the results of operations of Hugoton have been included since that date.

The following unaudited pro forma information has been prepared assuming Hugoton had been acquired as of the beginning of the periods presented. The pro forma information is presented for information purposes only and is not necessarily indicative of what would have occurred if the acquisition had been made as of those dates. In addition, the pro forma information is not intended to be a projection of future results and does not reflect the efficiencies expected to result from the integration of Hugoton.

                        Pro Forma Information (Unaudited)
                      (In thousands, except per share data)

                                                                           Six Months Ended June 30,
                                                                              1998             1997
                                                                           ----------       ---------
            Revenues................................................       $  198,562       $ 198,946
            Loss before extraordinary item..........................       $ (492,688)      $(197,871)
            Net Loss................................................       $ (506,022)      $(198,048)
            Loss before extraordinary item per common share.........       $    (5.37)      $   (2.82)
            Loss per common share...................................       $    (5.51)      $   (2.82)

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (UNAUDITED)



The Company also acquired other businesses and oil and gas properties since December 1997. The results of operations of these businesses and properties were not material in relation to the Company's consolidated results of operations.

8. SENIOR NOTES

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


9.625% Notes

On April 22, 1998, the Company issued $500 million aggregate principal amount of 9.625% Senior Notes which mature May 1, 2005. The 9.625% Notes bear interest at an annual rate of 9.625%, payable semiannually on each May 1 and November 1. The 9.625% Notes are senior, unsecured obligations of the Company and are fully and unconditionally guaranteed, jointly and severally, by the Guarantor Subsidiaries.


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

The Senior Note Indentures contain certain covenants, including covenants limiting the Company and the Guarantor Subsidiaries with respect to asset sales, restricted payments, the incurrence of additional indebtedness and the issuance of preferred stock, liens, sale and leaseback transactions, lines of business, dividend and other payment restrictions affecting Guarantor Subsidiaries, mergers or consolidations, and transactions with affiliates. The

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (UNAUDITED)




Company is obligated to repurchase the 9.125% and 9.625% Senior Notes in the event of a change of control or certain asset sales.

Set forth below are condensed consolidating financial statements of the Guarantor Subsidiaries, the Company's subsidiaries which are not guarantors of the Senior Notes (the "Non-Guarantor Subsidiaries") and the Company. Separate financial statements of each Guarantor Subsidiary have not been provided because management has determined that they are not material to investors.

As of and for the three and six months ended June 30, 1998, the only Non-Guarantor Subsidiary was Chesapeake Energy Marketing, Inc. As of and for the three and six months ended June 30, 1997, the Non-Guarantor Subsidiaries were Chesapeake Energy Marketing, Inc. and Chesapeake Canada Corporation. For both periods, the remaining subsidiaries of the Company were Guarantor Subsidiaries.

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (UNAUDITED)

                      CONDENSED CONSOLIDATING BALANCE SHEET

                               AS OF JUNE 30, 1998
                                ($ IN THOUSANDS)

                                                      ASSETS

                                              GUARANTOR       NON-GUARANTOR      COMPANY
                                             SUBSIDIARIES     SUBSIDIARIES       (PARENT)       ELIMINATIONS     CONSOLIDATED
                                              -----------      -----------      -----------      -----------      -----------
 CURRENT ASSETS:
   Cash and cash equivalents .................$   (11,054)     $    10,415      $    60,329      $        --      $    59,690
   Short-term investments ....................         --               --            6,637               --            6,637
   Accounts receivable, net ..................     74,865           21,821              182           (9,275)          87,593
   Inventory .................................      5,125               91               --               --            5,216
   Other .....................................      1,901              (23)             500               --            2,378
                                              -----------      -----------      -----------      -----------      -----------
      Total Current Assets ...................     70,837           32,304           67,648           (9,275)         161,514
                                              -----------      -----------      -----------      -----------      -----------
 PROPERTY AND EQUIPMENT:
   Oil and gas properties ....................  2,002,236               --               --               --        2,002,236
   Unevaluated leasehold .....................     99,229               --               --               --           99,229
   Other property and equipment ..............     59,984              426           16,899               --           77,309
   Less: accumulated depreciation,
     Depletion and amortization .............. (1,161,222)             (20)          (1,166)              --       (1,162,408)
                                              -----------      -----------      -----------      -----------      -----------

      Total Property and Equipment ...........  1,000,227              406           15,733               --        1,016,366
                                              -----------      -----------      -----------      -----------      -----------
 INVESTMENTS IN SUBSIDIARIES AND
   INTERCOMPANY ADVANCES .....................    479,538               --          471,150         (950,688)              --
 OTHER ASSETS ................................     39,538              593           42,162               --           82,293
                                              -----------      -----------      -----------      -----------      -----------
      TOTAL ASSETS ...........................$ 1,590,140      $    33,303      $   596,693      $  (959,963)     $ 1,260,173
                                              ===========      ===========      ===========      ===========      ===========


                                         LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES:
   Notes payable and current maturities
     of long-term debt .......................$        --      $        --      $        --      $        --      $        --
   Accounts payable and other ................     88,370           27,757           24,757          (10,804)         130,080
                                              -----------      -----------      -----------      -----------      -----------
      Total Current Liabilities ..............     88,370           27,757           24,757          (10,804)         130,080
                                              -----------      -----------      -----------      -----------      -----------
 LONG-TERM DEBT ..............................         --               --          919,034               --          919,034
                                              -----------      -----------      -----------      -----------      -----------
 REVENUES PAYABLE ............................     11,345               --               --               --           11,345
                                              -----------      -----------      -----------      -----------      -----------
 INTERCOMPANY PAYABLES .......................  1,321,703           (3,557)      (1,319,675)           1,529               --
                                              -----------      -----------      -----------      -----------      -----------
 STOCKHOLDERS' EQUITY:
   Preferred Stock ...........................         --               --          230,000               --          230,000
   Common Stock ..............................         26                1              999              (17)           1,009
   Other .....................................    168,696            9,102          741,578         (950,671)         (31,295)
                                              -----------      -----------      -----------      -----------      -----------
      Total Stockholders' Equity .............    168,722            9,103          972,577         (950,688)         199,714
                                              -----------      -----------      -----------      -----------      -----------
      TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY .................$ 1,590,140      $    33,303      $   596,693      $  (959,963)     $ 1,260,173
                                              ===========      ===========      ===========      ===========      ===========

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (UNAUDITED)

                      CONDENSED CONSOLIDATING BALANCE SHEET

                             AS OF DECEMBER 31, 1997
                                ($ IN THOUSANDS)

                                                      ASSETS

                                                GUARANTOR       NON-GUARANTOR     COMPANY
                                               SUBSIDIARIES     SUBSIDIARIES      (PARENT)       ELIMINATIONS      CONSOLIDATED
                                               -----------      -----------      -----------      -----------      -----------
 CURRENT ASSETS:
   Cash and cash equivalents ................. $      (589)     $    13,999      $   110,450      $        --      $   123,860
   Short-term investments ....................          --               --           12,570               --           12,570
   Accounts receivable, net ..................      57,476           22,882            1,524           (7,708)          74,174
   Inventory .................................       4,918              575               --               --            5,493
   Other .....................................       1,613                1               10               --            1,624
                                               -----------      -----------      -----------      -----------      -----------
      Total Current Assets ...................      63,418           37,457          124,554           (7,708)         217,721
                                               -----------      -----------      -----------      -----------      -----------
 PROPERTY AND EQUIPMENT:
   Oil and gas properties ....................   1,056,118           39,245               --               --        1,095,363
   Unevaluated leasehold .....................     125,155               --               --               --          125,155
   Other property and equipment ..............      51,868              343           15,422               --           67,633
   Less: accumulated depreciation,
     Depletion and amortization ..............    (593,359)         (14,650)            (955)              --         (608,964)
                                               -----------      -----------      -----------      -----------      -----------
      Total Property and Equipment ...........     639,782           24,938           14,467               --          679,187
                                               -----------      -----------      -----------      -----------      -----------
 INVESTMENTS IN SUBSIDIARIES AND
   INTERCOMPANY ADVANCES .....................      81,755           49,958          903,713       (1,035,426)              --
                                               -----------      -----------      -----------      -----------      -----------
 OTHER ASSETS ................................      10,189            6,918           38,769               --           55,876
                                               -----------      -----------      -----------      -----------      -----------
      TOTAL ASSETS ........................... $   795,144      $   119,271      $ 1,081,503      $(1,043,134)     $   952,784
                                               ===========      ===========      ===========      ===========      ===========


                                         LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES:
   Notes payable and current maturities
     of long-term debt ....................... $        --      $        --      $        --      $        --      $        --
   Accounts payable and other ................     104,259           29,649           27,280           (7,708)         153,480
                                               -----------      -----------      -----------      -----------      -----------
      Total Current Liabilities ..............     104,259           29,649           27,280           (7,708)         153,480
                                               -----------      -----------      -----------      -----------      -----------
 LONG-TERM DEBT ..............................          --               --          508,992               --          508,992
                                               -----------      -----------      -----------      -----------      -----------
 REVENUES PAYABLE ............................      10,106               --               --               --           10,106
                                               -----------      -----------      -----------      -----------      -----------
 INTERCOMPANY PAYABLES .......................     853,958            2,959               --         (856,917)              --
                                               -----------      -----------      -----------      -----------      -----------
 STOCKHOLDERS' EQUITY:
   Common Stock ..............................          10                3              733               (3)             743
   Other .....................................    (173,189)          86,660          544,498         (178,506)         279,463
                                               -----------      -----------      -----------      -----------      -----------
      Total Stockholders' Equity .............    (173,179)          86,663          545,231         (178,509)         280,206
                                               -----------      -----------      -----------      -----------      -----------
      TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY ................. $   795,144      $   119,271      $ 1,081,503      $(1,043,134)     $   952,784
                                               ===========      ===========      ===========      ===========      ===========

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (UNAUDITED)

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                ($ IN THOUSANDS)

                                                    GUARANTOR     NON-GUARANTOR       COMPANY
                                                  SUBSIDIARIES     SUBSIDIARIES       (PARENT)       ELIMINATIONS    CONSOLIDATED
                                                  -----------      -----------      -----------      -----------      -----------
 FOR THE THREE MONTHS ENDED JUNE 30, 1998
 REVENUES:
   Oil and gas sales ........................     $    74,592      $        --      $        --      $     1,047      $    75,639
   Oil and gas marketing sales ..............          11,350           49,561               --          (27,240)          33,671
   Interest and other .......................             542              129           23,948          (22,048)           2,571
                                                  -----------      -----------      -----------      -----------      -----------
      Total Revenues ........................          86,484           49,690           23,948          (48,241)         111,881
                                                  -----------      -----------      -----------      -----------      -----------
 COSTS AND EXPENSES:
   Production expenses and taxes ............          17,294               --               --               --           17,294
   Oil and gas marketing expenses ...........          11,081           48,817               --          (26,193)          33,705
   Impairment of oil and gas properties .....         216,000               --               --               --          216,000
   Impairment of other assets ...............          10,000               --               --               --           10,000
   Oil and gas depreciation, depletion
     and amortization .......................          43,900               --               --               --           43,900
   Other depreciation and amortization ......           1,198               34              690               --            1,922
   General and administrative ...............           4,800              359              (25)              --            5,134
   Interest .................................          21,876               --           18,837          (22,048)          18,665
                                                  -----------      -----------      -----------      -----------      -----------
      Total Costs and Expenses ..............         326,149           49,210           19,502          (48,241)         346,620
                                                  -----------      -----------      -----------      -----------      -----------
 INCOME (LOSS) BEFORE INCOME TAXES
   AND EXTRAORDINARY ITEM ...................        (239,665)             480            4,446               --         (234,739)
 INCOME TAX EXPENSE (BENEFIT) ...............              --               --               --               --               --
                                                  -----------      -----------      -----------      -----------      -----------
 NET INCOME (LOSS) BEFORE
   EXTRAORDINARY ITEM .......................        (239,665)             480            4,446               --         (234,739)
                                                  -----------      -----------      -----------      -----------      -----------
 EXTRAORDINARY ITEM:
   Loss on early extinguishment of debt,
     net of applicable income tax ...........          (2,164)              --          (11,170)              --          (13,334)
                                                  -----------      -----------      -----------      -----------      -----------
      NET INCOME (LOSS) .....................     $  (241,829)     $       480      $    (6,724)     $        --      $  (248,073)
                                                  ===========      ===========      ===========      ===========      ===========
 FOR THE THREE MONTHS ENDED JUNE 30, 1997
 REVENUES:
   Oil and gas sales ........................     $    48,572      $    (3,579)     $        --      $       361      $    45,354
   Gas marketing sales ......................              --           41,767               --          (18,024)          23,743
   Interest and other .......................             434              (19)          44,543          (39,528)           5,430
                                                  -----------      -----------      -----------      -----------      -----------
      Total revenues ........................          49,006           38,169           44,543          (57,191)          74,527
                                                  -----------      -----------      -----------      -----------      -----------
 COSTS AND EXPENSES:
   Production expenses and taxes ............           5,336             (411)              --               --            4,925
   Gas marketing expenses ...................              --           41,508               --          (17,663)          23,845
   Impairment of oil and gas properties .....         236,000               --               --               --          236,000
   Oil and gas depreciation .................          43,651           (1,293)              --               --           42,358
   Other depreciation and amortization ......             601              (11)             483               --            1,073
   General and administrative ...............           2,013              191              378               --            2,582
   Interest .................................          37,164             (217)          11,261          (39,528)           8,680
                                                  -----------      -----------      -----------      -----------      -----------
      Total Costs and Expenses ..............         324,765           39,767           12,122          (57,191)         319,463
                                                  -----------      -----------      -----------      -----------      -----------
 INCOME (LOSS) BEFORE INCOME TAX ............        (275,759)          (1,598)          32,421               --         (244,936)
 INCOME TAX EXPENSE (BENEFIT) ...............         (28,714)          (1,408)           2,969               --          (27,153)
                                                  -----------      -----------      -----------      -----------      -----------
      NET INCOME (LOSS) BEFORE
        EXTRAORDINARY ITEM ..................        (247,045)            (190)          29,452               --         (217,783)
 EXTRAORDINARY ITEM:
   Loss on early extinguishmet of debt, net
     of applicable income tax ...............              --               --               --               --               --
                                                  -----------      -----------      -----------      -----------      -----------
      NET INCOME (LOSS) .....................     $  (247,045)     $      (190)     $    29,452      $        --      $  (217,783)
                                                  ===========      ===========      ===========      ===========      ===========

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (UNAUDITED)

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                ($ IN THOUSANDS)

                                                 GUARANTOR      NON-GUARANTOR     COMPANY
                                                SUBSIDIARIES    SUBSIDIARIES      (PARENT)      ELIMINATIONS    CONSOLIDATED
                                                 ----------      ----------      ----------      ----------      ----------
FOR THE SIX MONTHS ENDED JUNE 30, 1998
 REVENUES:
   Oil and gas sales .......................     $  124,207      $       --      $       --      $    1,673      $  125,880
   Oil and gas marketing sales .............         21,071          87,565              --         (48,441)         60,195
   Interest and other ......................            566             219          43,983         (41,973)          2,795
                                                 ----------      ----------      ----------      ----------      ----------
      Total Revenues .......................        145,844          87,784          43,983         (88,741)        188,870
                                                 ----------      ----------      ----------      ----------      ----------
 COSTS AND EXPENSES:
   Production expenses and taxes ...........         26,732              --              --              --          26,732
   Oil and gas marketing expenses ..........         20,617          86,117              --         (46,768)         59,966
   Impairment of oil and gas properties ....        466,000              --              --              --         466,000
   Impairment of other assets ..............         10,000              --              --              --          10,000
   Oil and gas depreciation, depletion
     and amortization ......................         75,242              --              --              --          75,242
   Other depreciation and amortization .....          2,061              54           1,187              --           3,302
   General and administrative ..............          8,874             633               7              --           9,514
   Interest ................................         41,099              --          30,227         (41,973)         29,353
                                                 ----------      ----------      ----------      ----------      ----------
      Total Costs and Expenses .............        650,625          86,804          31,421         (88,741)        680,109
                                                 ----------      ----------      ----------      ----------      ----------
 INCOME (LOSS) BEFORE INCOME TAXES
   AND EXTRAORDINARY ITEM ..................       (504,781)            980          12,562              --        (491,239)
 INCOME TAX EXPENSE (BENEFIT) ..............             --              --              --              --              --
                                                 ----------      ----------      ----------      ----------      ----------
 NET INCOME (LOSS) BEFORE
   EXTRAORDINARY ITEM ......................       (504,781)            980          12,562              --        (491,239)
                                                 ----------      ----------      ----------      ----------      ----------
 EXTRAORDINARY ITEM:
   Loss on early extinguishment of debt,
     net of applicable income tax ..........         (2,164)             --         (11,170)             --         (13,334)
                                                 ----------      ----------      ----------      ----------      ----------
      NET INCOME (LOSS) ....................     $ (506,945)     $      980      $    1,392      $       --      $ (504,573)
                                                 ==========      ==========      ==========      ==========      ==========
 FOR THE SIX MONTHS ENDED JUNE 30, 1997
 REVENUES:
   Oil and gas sales .......................     $  105,367      $   (3,579)     $       --      $      965      $  102,753
   Gas marketing sales .....................             --          87,335              --         (41,182)         46,153
   Interest and other ......................            611             178          47,446         (39,528)          8,707
                                                 ----------      ----------      ----------      ----------      ----------
      Total revenues .......................        105,978          83,934          47,446         (79,745)        157,613
                                                 ----------      ----------      ----------      ----------      ----------
 COSTS AND EXPENSES:
   Production expenses and taxes ...........          9,644            (411)             --              --           9,233
   Gas marketing expenses ..................             --          85,809              --         (40,217)         45,592
   Impairment of oil and gas properties ....        236,000              --              --              --         236,000
   Oil and gas depreciation ................         68,314          (1,293)             --              --          67,021
   Other depreciation and amortization .....          1,109               9             828              --           1,946
   General and administrative ..............          3,770             426             867              --           5,063
   Interest ................................         37,336            (217)         14,743         (39,528)         12,334
                                                 ----------      ----------      ----------      ----------      ----------
      Total Costs and Expenses .............        356,173          84,323          16,438         (79,745)        377,189
                                                 ----------      ----------      ----------      ----------      ----------
 INCOME (LOSS) BEFORE INCOME TAX ...........       (250,195)           (389)         31,008              --        (219,576)
 INCOME TAX EXPENSE (BENEFIT) ..............        (19,384)           (967)          2,453              --         (17,898)
                                                 ----------      ----------      ----------      ----------      ----------
      NET INCOME (LOSS) BEFORE
        EXTRAORDINARY ITEM .................       (230,811)            578          28,555              --        (201,678)
 EXTRAORDINARY ITEM:
   Loss on early extinguishmet of debt, net
     of applicable income tax ..............           (179)             --               2              --            (177)
                                                 ----------      ----------      ----------      ----------      ----------
      NET INCOME (LOSS) ....................     $ (230,990)     $      578      $   28,557      $       --      $ (201,855)
                                                 ==========      ==========      ==========      ==========      ==========

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (UNAUDITED)

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                                ($ IN THOUSANDS)

                                                         GUARANTOR    NON-GUARANTOR      COMPANY
                                                       SUBSIDIARIES    SUBSIDIARIES      (PARENT)      ELIMINATIONS    CONSOLIDATED
                                                        ----------      ----------      ----------      ----------      ----------
FOR THE SIX MONTHS ENDED JUNE 30, 1998
CASH FLOWS FROM OPERATING
   ACTIVITIES:                                          $     (609)     $     (476)     $   20,805      $       --      $   19,720
                                                        ----------      ----------      ----------      ----------      ----------
 CASH FLOWS FROM INVESTING ACTIVITIES:
   Oil and gas properties .........................       (472,879)             --              --              --        (472,879)
   Proceeds from sale of assets ...................            804              --           3,600              --           4,404
   Repayment of long-term loans ...................          2,000              --              --              --           2,000
   Other additions ................................         (3,448)           (258)         (1,477)             --          (5,183)
                                                        ----------      ----------      ----------      ----------      ----------
                                                          (473,523)           (258)          2,123              --        (471,658)
                                                        ----------      ----------      ----------      ----------      ----------
 CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings .......................             --              --         658,750              --         658,750
   Payments on borrowings .........................             --              --        (474,166)             --        (474,166)
   Cash received from issuance of preferred stock .             --              --         222,781              --         222,781
   Cash paid for purchase of treasury stock .......             --              --         (17,832)             --         (17,832)
   Cash received from exercise of stock options ...             --              --             102              --             102
   Other financing ................................         (1,867)             --              --              --          (1,867)
   Intercompany advances, net .....................        465,229          (2,545)       (462,684)             --              --
                                                        ----------      ----------      ----------      ----------      ----------
                                                           463,362          (2,545)        (73,049)             --         387,768
                                                        ----------      ----------      ----------      ----------      ----------
   Net increase (decrease) in cash ................        (10,770)         (3,279)        (50,121)             --         (64,170)
   Cash, beginning of period ......................           (284)         13,694         110,450              --         123,860
                                                        ----------      ----------      ----------      ----------      ----------
   Cash, end of period ............................     $  (11,054)     $   10,415      $   60,329      $       --      $   59,690
                                                        ==========      ==========      ==========      ==========      ==========
 FOR THE SIX MONTHS ENDED JUNE 30, 1997
 CASH FLOWS FROM OPERATING
   ACTIVITIES: ....................................     $   76,181      $   (5,366)     $  (28,627)     $       --      $   42,188
                                                        ----------      ----------      ----------      ----------      ----------
 CASH FLOWS FROM INVESTING ACTIVITIES:
   Oil and gas properties .........................       (281,801)             92              --              --        (281,709)
   Loans to third parties .........................             --              --         (18,000)             --         (18,000)
   Other investments ..............................         (2,751)             --          (8,000)             --         (10,751)
   Other additions ................................        (22,133)         (1,795)         (5,317)             --         (29,245)
                                                        ----------      ----------      ----------      ----------      ----------
                                                          (306,685)         (1,703)        (31,317)             --        (339,705)
                                                        ----------      ----------      ----------      ----------      ----------
 CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term borrowings .............             --              --         292,626              --         292,626
   Payments on borrowings .........................             --              --         (12,750)             --         (12,750)
   Cash received from exercise of stock options ...             --              --           1,114              --           1,114
   Other financing ................................             --              --            (195)             --            (195)
   Intercompany advances, net .....................        219,188           5,250        (224,438)             --              --
                                                        ----------      ----------      ----------      ----------      ----------
                                                           219,188           5,250          56,357              --         280,795
                                                        ----------      ----------      ----------      ----------      ----------
   Net increase (decrease) in cash and cash
     equivalents ..................................        (11,316)         (1,819)         (3,587)             --         (16,722)
   Cash, beginning of period ......................          4,782           6,182         129,775              --         140,739
                                                        ----------      ----------      ----------      ----------      ----------
   Cash, end of period ............................     $   (6,534)     $    4,363      $  126,188      $       --      $  124,017
                                                        ==========      ==========      ==========      ==========      ==========

                          PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT EVENTS

On July 7, 1998 the Company's Board of Directors authorized management to explore alternatives to enhance shareholder value, including a possible sale or merger of the Company, based upon the Board's opinion that the market is substantially undervaluing the Company's assets and exploration potential. Also on July 7, 1998 Chesapeake's Board of Directors unanimously adopted a shareholder rights plan designed to deter coercive takeover tactics and to prevent a change of control from occurring without all shareholders receiving a fair price.

On April 22, 1998, the Company issued $230 million (4.6 million shares) of its 7% Cumulative Convertible Preferred Stock, $50 per share liquidation preference, and $500 million of its 9.625% Series A Senior Notes due 2005. Net proceeds from these offerings were approximately $711 million.

On April 27, 1998, Chesapeake acquired from Gothic Energy Corporation natural gas reserves in the Arkoma Basin of Oklahoma for $20 million, and purchased $39.5 million of Gothic 12% preferred stock (with liquidation value of $50 million) and ten-year warrants to purchase 15% of Gothic's currently outstanding common stock for $0.01 per share. As part of this transaction, for additional consideration of $10.5 million, Chesapeake entered into a five-year drilling and acquisitions participation agreement with Gothic.

On April 27, 1998, Chesapeake acquired the British Columbia properties of Sunoma Acquisitions Ltd. for $33 million.

On April 28, 1998, the Company acquired by merger the Mid-Continent operations of DLB Oil & Gas, Inc. ("DLB") for $17.5 million in cash, 5,000,000 shares of the Company's common stock, and the assumption of $90 million in outstanding debt and working capital obligations.

On April 30, 1998, the Company acquired 100% of the stock of MC Panhandle Corp., a wholly-owned subsidiary of Occidental Petroleum Corporation, by paying approximately $95 million, net of working capital adjustments.

Effective April 30, 1998, the Company purchased all of its $90 million aggregate principal amount 10.5% Senior Notes due 2002. The cost to acquire the 10.5% Senior Notes was approximately $99 million. The early retirement of these notes resulted in an extraordinary charge of $13.3 million during the Current Quarter.

RESULTS OF OPERATIONS

Three Months Ended June 30, 1998 vs. June 30, 1997

General. For the three months ended June 30, 1998 (the "Current Quarter"), the Company realized a net loss of $248.1 million, or a loss of $2.41 per common share. This compares to a net loss of $217.8 million, or a loss of $3.12 per common share, in the three months ended June 30, 1997 (the "Prior Quarter"). The loss in the Current Quarter was primarily caused by a $216.0 million asset writedown recorded under the full-cost method of accounting, a $10.0 million impairment related to certain of the Company's gas processing and transportation assets located in Louisiana, a $13.3 million extraordinary loss on the early extinguishment of debt, and an $8.7 million loss from recurring operations. The asset writedown was primarily caused by the acquisitions completed in April 1998 for consideration in excess of the present value (10% discount) of the future net revenues of the proved reserves acquired as of June 30, 1998, as well as the evaluation of certain leasehold, seismic and other exploration-related costs that were previously unevaluated, and by decreases in oil prices from March 31, 1998 to June 30, 1998. See " - Impairment of Oil and Gas Properties". The loss in the Prior Quarter was also caused by an asset writedown recorded under the full-cost method of accounting. The $236 million asset writedown in the Prior Quarter was primarily caused by poor exploration results in the Company's drilling program, particularly in the Austin Chalk portion of the Louisiana Trend, combined with decreased oil and gas prices, and higher drilling and equipping costs as of June 30, 1997.

Oil and Gas Sales. During the Current Quarter, oil and gas sales increased significantly to $75.6 million from $45.4 million, an increase of $30.2 million, or 67%. This increase resulted from significantly higher oil and gas production volumes, which increased from 21.3 billion cubic feet equivalent of natural gas ("bcfe") in the Prior Quarter to 37.2 bcfe in the Current Quarter, an increase of 15.9 bcfe, or 75%. The higher production volumes were primarily the result of the Company's acquisitions completed during the first four months of 1998. For the Current Quarter, the Company produced 1.8 million barrels of oil ("mmbo") and 26.3 billion cubic feet of natural gas ("bcf"), compared to 0.9 mmbo and
16.2 bcf in the Prior Quarter. Average oil prices realized were $12.85 per barrel of oil in the Current Quarter compared to $19.10 per barrel in the Prior Quarter, a decrease of 33%. Average gas prices realized were $1.99 per thousand cubic feet ("mcf") in the Current Quarter compared to $1.80 per mcf in the Prior Quarter, an increase of 11%.

For the Current Quarter, the Company realized an average price of $2.03 per thousand cubic feet equivalent of natural gas ("mcfe"), compared to $2.13 per mcfe in the Prior Quarter. The Company's hedging activities resulted in increased oil and gas revenues of $2.2 million, or $0.06 per mcfe, in the Current Quarter, compared to decreases in oil and gas revenues of $63 thousand in the Prior Quarter.

The following table shows the Company's production by region for the Current Quarter and the Prior Quarter:

                                                   FOR THE THREE MONTHS ENDED JUNE 30,
                                         -------------------------------------------------------
                                                    1998                          1997
                                         -------------------------      ------------------------
         OPERATING AREAS                    MMCFE        PERCENT           MMCFE        PERCENT
       ---------------------             -----------    ----------      ----------     ---------
        Mid-Continent ..............         18,773             50%          4,098             19%
        Gulf Coast .................         13,199             35          15,621             73
        Canada .....................          2,414              6              --             --
        Other areas ................          2,845              9           1,567              8
                                         ----------     ----------      ----------     ----------
             Total .................         37,231            100%         21,286            100%
                                         ==========     ==========      ==========     ==========

Natural gas production represented approximately 71% of the Company's total production volume on an equivalent basis in the Current Quarter, compared to 76% in the Prior Quarter. The Company anticipates natural gas will represent 70-75% of anticipated 1998 and 1999 production. As of June 30, 1998 natural gas represented approximately 84% of the Company's proved reserves of 1,260 bcfe.

Oil and Gas Marketing Sales. The Company realized $33.7 million in oil and gas marketing sales for third parties in the Current Quarter, with corresponding oil and gas marketing expenses of $33.7 million. This compares to sales of $23.7 million and expenses of $23.8 million in the Prior Quarter.

Interest and Other. Interest and other revenues for the Current Quarter were $2.6 million compared to $5.4 million in the Prior Quarter. The decrease was primarily caused by the Company maintaining lower invested cash balances resulting in reduced interest income, partially offset by a gain of $0.6 million from the sale of the Company's interest in an oilfield service company, Peak USA Energy Services, Ltd., during the Current Quarter.

Production Expenses and Taxes. Production expenses increased to $14.7 million in the Current Quarter, a $10.7 million increase from $4.0 million incurred in the Prior Quarter. On a production unit basis, production expenses were $0.39 and $0.19 per mcfe in the Current and Prior Quarters, respectively. The primary reason for the increase was production from properties acquired in late 1997 and 1998, which typically have higher unit-of-production expenses than the Company's historical production base. The Company anticipates production expenses will average $0.35 to $0.40 per mcfe for 1998.

Production taxes, which consist primarily of wellhead severance taxes, were $2.6 million and $0.9 million in the Current and Prior Quarters, respectively. This increase was primarily the result of increased production. On a per unit basis, production taxes were $0.07 per mcfe in the Current Quarter compared to $0.04 per mcfe in the Prior Quarter, the result of higher tax rates associated with production from properties acquired in late 1997 and 1998 compared to the Company's historical production base.

Impairment of Oil and Gas Properties. The Company utilizes the full-cost method to account for its investments in oil and gas properties. Under this method, all costs of acquisition, exploration and development of oil and gas reserves (including such costs as leasehold acquisition costs, geological and geophysical expenditures, certain capitalized internal costs, dry hole costs and tangible and intangible development costs) are capitalized as incurred. These oil and gas property costs, including the estimated future capital expenditures to develop proved undeveloped reserves, are depleted and charged to operations using the unit-of-production method based on the ratio of current production to proved oil and gas reserves as estimated by the Company's independent engineering consultants and Company engineers. Costs directly associated with the acquisition and evaluation of unproved properties are excluded from the amortization computation until it is determined whether or not proved reserves can be assigned to the property or whether impairment has occurred. To the extent that capitalized costs of oil and gas properties, net of accumulated depreciation, depletion and amortization and related deferred income taxes, exceed the discounted future net revenues (at 10%) of proved oil and gas properties, such excess costs are charged to operations.

The Company incurred an impairment of oil and gas properties charge of $216 million in the Current Quarter, compared to an impairment charge of $236 million in the Prior Quarter. The writedown in the Current Quarter was caused by a combination of several factors, including the acquisitions completed by the Company in April 1998. The most significant factor was the completion of the acquisition of DLB, which was accounted for using the purchase method. The purchase price, which was established in February 1998 when the terms of the acquisition were amended (based upon a Chesapeake common stock price of $6 per share), was allocated primarily to DLB's evaluated oil and gas properties. Based upon reserve estimates as of June 30, 1998, the portion of the purchase price which was allocated to evaluated oil and gas properties exceeded the associated discounted future net revenues from DLB's estimated proves reserves by approximately $70 million. In total, approximately $116 million of the writedown was related to acquisitions completed during the Current Quarter. The evaluation of certain leasehold, seismic and other exploration-related costs that were previously unevaluated, together with decreases in oil prices at June 30, 1998, were the remaining contributing factors which led to the writedown in the Current Quarter. Future impairment charges, if any, will be dependent upon several factors, primarily oil and gas prices in effect at the date of determination.

Impairment of Other Assets. In the Current Quarter, the Company incurred an impairment charge of $10 million related to certain of the Company's gas processing and transportation assets located in Louisiana. No such charge was recorded in the Prior Quarter.

Oil and Gas Depreciation, Depletion and Amortization. Depreciation, depletion and amortization of oil and gas properties ("DD&A") for the Current Quarter was $43.9 million, compared to $42.4 million in the Prior Quarter. This increase was caused by significantly increased production offset by a decrease in the DD&A rate per mcfe from $1.99 to $1.18 in the Prior and Current Quarters, respectively. The Company's DD&A rate is expected to decrease to approximately $0.90-$0.95 per mcfe for the remainder of 1998 as the result of the impairment charge, increased drilling in the Mid-Continent, and reduced drilling in Louisiana.

Depreciation and Amortization of Other Assets. Depreciation and amortization of other assets ("D&A") increased to $1.9 million in the Current Quarter compared to $1.1 million in the Prior Quarter. This increase in D&A was caused by increased investments in depreciable buildings and equipment incurred in conjunction with the acquisitions and increased amortization of debt issuance costs as a result of the issuance of Senior Notes in April 1998. The Company anticipates D&A expense throughout the remainder of 1998 to remain at approximately the same level incurred in the Current Quarter.

General and Administrative. General and administrative expenses ("G&A"), which are net of capitalized internal payroll and non-payroll expenses, were $5.1 million in the Current Quarter compared to $2.6 million in the Prior Quarter. This increase was primarily caused by increased employment levels associated with the Company's acquisitions. The Company capitalized $1.1 million of internal costs in the Current Quarter directly related to the Company's oil and gas exploration and development efforts, compared to $1.4 million in the Prior Quarter. The Company anticipates that G&A costs for the remainder of 1998 will not increase significantly.

Interest. Interest and other expense increased to $18.7 million in the Current Quarter from $8.7 million in the Prior Quarter. This increase was a result of additional interest expense in the Current Quarter on the $500 million principal amount of Senior Notes issued on April 22, 1998. In addition to the interest expense reported, the Company capitalized $1.6 million of interest during the Current Quarter compared to $2.6 million capitalized in the Prior Quarter. The Company does not anticipate interest expense will increase significantly during the remainder of 1998.

Provision for Income Taxes. The Company recorded no income tax expense for the Current Quarter, compared to an income tax benefit of $27.2 million in the Prior Quarter. At June 30, 1998, the Company had a net operating loss carryforward of approximately $500 million for regular federal income taxes which will expire in future years beginning in 2007. Management believes that it cannot be demonstrated at this time that it is more likely than not that the deferred income tax assets, comprised primarily of the net operating loss carryforward, will be realizable in future years, and therefore a valuation allowance of $280 million has been recorded. The Company does not expect to record any book income tax expense for the remainder of 1998 based on information available at this time.

Six Months Ended June 30, 1998 vs. June 30, 1997

General. For the six months ended June 30, 1998 (the "Current Period"), the Company realized a net loss of $504.6 million, or a loss of $5.50 per common share. This compares to a net loss of $201.9 million, or a loss of $2.87 per common share, in the six months ended June 30, 1997 (the "Prior Period"). The loss in the Current Period was primarily caused by a $466 million asset writedown recorded under the full-cost method of accounting, a $10 million impairment related to certain of the Company's gas processing and transportation assets located in Louisiana, a $13.3 million extraordinary loss on the early extinguishment of debt, and a $15.2 million loss from recurring operations. The asset writedown was partially caused by the acquisitions completed during the Current Period for consideration in excess of the present value (10% discount) of the future net revenues of the proved reserves acquired as of June 30, 1998. See "- Impairment of Oil and Gas Properties". The loss in the Prior Period was also caused by an asset writedown recorded under the full-cost method of accounting. The $236 million asset writedown in the Prior Period was primarily caused by poor exploration results in the Company's drilling program, particularly in the Austin Chalk portion of the Louisiana Trend, combined with decreased oil and gas prices, and higher drilling and equipping costs as of June 30, 1997.

Oil and Gas Sales. During the Current Period, oil and gas sales increased significantly to $125.9 million from $102.8 million, an increase of $23.1 million, or 22%. This increase resulted from significantly higher oil and gas production volumes, which increased from 41.8 bcfe in the Prior Period to 60.2 bcfe in the Current Period, an increase of 18.4 bcfe, or 44%. The higher production volumes were primarily the result of the Company's acquisitions completed during the first four months of 1998. For the Current Period, the Company produced 3.0 mmbo and 42.2 bcf, compared to 1.7 mmbo and 31.9 bcf in the Prior Period. Average oil prices realized were $13.63 per barrel in the Current Period compared to $20.29 per barrel in the Prior Period, a decrease of 33%. Average gas prices realized were $2.01 per mcf in the Current Period compared to $2.17 per mcf in the Prior Period, a decrease of 7%.

For the Current Period, the Company realized an average price of $2.09 per mcfe, compared to $2.46 per mcfe in the Prior Period. The Company's hedging activities resulted in increased oil and gas revenues of $4.0 million, or $0.07 per mcfe, in the Current Period, compared to decreases in oil and gas revenues of $289 thousand in the Prior Period.

The following table shows the Company's production by region for the Current Period and the Prior Period:

                                                         FOR THE SIX MONTHS ENDED JUNE 30,
                                              --------------------------------------------------------
                                                       1998                            1997
                                              -------------------------      -------------------------
         OPERATING AREAS                        MMCFE          PERCENT         MMCFE          PERCENT
       ---------------------                  ----------     ----------      ----------     ----------
        Mid-Continent ...................         26,427             44%          8,340             20%
        Gulf Coast ......................         24,868             41          30,640             73
        Canada ..........................          3,144              5              --             --
        Other areas .....................          5,755             10           2,854              7
                                              ----------     ----------      ----------     ----------
             Total ......................         60,194            100%         41,834            100%
                                              ==========     ==========      ==========     ==========

Natural gas production represented approximately 70% of the Company's total production volume on an equivalent basis in the Current Period, compared to 76% in the Prior Period.

Oil and Gas Marketing Sales. The Company realized $60.2 million in oil and gas marketing sales for third parties in the Current Period, with corresponding oil and gas marketing expenses of $60.0 million. This compares to sales of $46.2 million and expenses of $45.6 million in the Prior Period.

Interest and Other. Interest and other revenues for the Current Period were $2.8 million compared to $8.7 million in the Prior Period. The decrease was primarily caused by the Company maintaining lower invested cash balances resulting in reduced interest income, partially offset by a gain of $0.6 million from the sale of the Company's interest in an oilfield service company, Peak USA Energy Services, Ltd., during the Current Period.

Production Expenses and Taxes. Production expenses increased to $22.6 million in the Current Period, a $15.4 million increase from $7.2 million incurred in the Prior Period. On a production unit basis, production expenses were $0.37 and $0.17 per mcfe in the Current and Prior Periods, respectively. The primary reason for the increase was production from properties acquired in late 1997 and 1998, which typically have higher unit-of-production expenses than the Company's historical production base.

Production taxes, which consist primarily of wellhead severance taxes, were $4.2 million and $2.1 million in the Current and Prior Periods, respectively. This increase was primarily the result of increased production. On a per unit basis, production taxes were $0.07 per mcfe in the Current Period compared to $0.05 per mcfe in the Prior Period, the result of higher tax rates associated with production from properties acquired in late 1997 and 1998 compared to the Company's historical production base.

Impairment of Oil and Gas Properties. The Company utilizes the full-cost method to account for its investments in oil and gas properties. Under this method, all costs of acquisition, exploration and development of oil and gas reserves (including such costs as leasehold acquisition costs, geological and geophysical expenditures, certain capitalized internal costs, dry hole costs and tangible and intangible development costs) are capitalized as incurred. These oil and gas property costs, including the estimated future capital expenditures to develop proved undeveloped reserves, are depleted and charged to operations using the unit-of-production method based on the ratio of current production to proved oil and gas reserves as estimated by the Company's independent engineering consultants and Company engineers. Costs directly associated with the acquisition and evaluation of unproved properties are excluded from the amortization computation until it is determined whether or not proved reserves can be assigned to the property or whether impairment has occurred. To the extent that capitalized costs of oil and gas properties, net of accumulated depreciation, depletion and amortization and related deferred income taxes, exceed the discounted future net revenues of proved oil and gas properties, such excess costs are charged to operations.

The Company incurred an impairment of oil and gas properties charge of $466 million in the Current Period, compared to an impairment charge of $236 million in the Prior Period. The writedown in the Current Period was caused by a combination of several factors, including the acquisitions completed by the Company during the Current Period, which were accounted for using the purchase method. The most significant factors were the acquisitions of Hugoton and DLB. Higher drilling and completion costs, the evaluation of certain leasehold, seismic and other exploration-related costs that were previously unevaluated, together with decreases in oil and gas prices from December 31, 1997 to June 30, 1998 were the remaining contributing factors which led to the writedown in the Current Period. The $236 million writedown incurred in the Prior Period was due primarily to significant expenditures for acreage acquisition and drilling costs followed by unfavorable exploration and production results in Louisiana, together with increases in drilling and equipment costs and declines in oil and gas prices as of June 30, 1997. Future impairment charges, if any, will be dependent upon several factors, primarily oil and gas prices in effect at the date of determination.

Impairment of Other Assets. In the Current Period, the Company incurred an impairment charge of $10 million related to certain of the Company's gas processing and transportation assets located in Louisiana. No such charge was recorded in the Prior Period.

Oil and Gas Depreciation, Depletion and Amortization. DD&A for the Current Period was $75.2 million, compared to $67.0 million in the Prior Period. This increase was caused by significantly increased production offset by a decrease in the DD&A rate per mcfe from $1.60 to $1.25 in the Prior and Current Periods, respectively.

Depreciation and Amortization of Other Assets. D&A increased to $3.3 million in the Current Period compared to $1.9 million in the Prior Period. This increase in D&A was caused by increased investments in depreciable buildings and equipment incurred in conjunction with the acquisitions and increased amortization of debt issuance costs as a result of the issuance of Senior Notes in April 1998.

General and Administrative. G&A, which is net of capitalized internal payroll and non-payroll expenses, were $9.5 million in the Current Period compared to $5.1 million in the Prior Period. This increase was primarily caused by increased employment levels associated with the Company's acquisitions. The Company capitalized $3.2 million of internal costs in the Current Period directly related to the Company's oil and gas exploration and development efforts, compared to $2.8 million in the Prior Period.

Interest. Interest and other expense increased to $29.4 million in the Current Period from $12.3 million in the Prior Period. This increase was a result of additional interest expense in the Current Period on the $500 million principal amount of Senior Notes issued on April 22, 1998. In addition to the interest expense reported, the Company capitalized $3.8 million of interest during the Current Period compared to $5.3 million capitalized in the Prior Period.

Provision for Income Taxes. The Company recorded no income tax expense for the Current Period, compared to an income tax benefit of $17.9 million in the Prior Period.

RISK MANAGEMENT ACTIVITIES

Periodically the Company utilizes hedging strategies to hedge the price of a portion of its future oil and gas production. These strategies include (1) swap arrangements that establish an index-related price above which the Company pays the counterparty and below which the Company is paid by the counterparty, (2) the purchase of index-related puts that provide for a "floor" price below which the counterparty pays the Company the amount by which the price of the commodity is below the contracted floor, (3) the sale of index-related calls that provide for a "ceiling" price above which the Company pays the counterparty the amount by which the price of the commodity is above the contracted ceiling, and (4) basis protection swaps, which are arrangements that guarantee the price differential of oil or gas from a specified delivery point or points. The Company only enters into commodity hedging transactions related to the Company's oil and gas production volumes or physical purchase or sale commitments of its oil and gas marketing subsidiaries. Results from commodity hedging transactions are reflected in oil and gas sales to the extent related to the Company's oil and gas production. Gains or losses on crude oil and natural gas hedging transactions are recognized as price adjustments in the months of related production. See Note 6 of the Notes to Consolidated Financial Statements.

As of June 30, 1998, the Company had the following natural gas swap arrangements for periods after June 1998:

                                                        MONTHLY           NYMEX-INDEX
                                                        VOLUME            STRIKE PRICE
                           MONTHS                       (MMBTU)            (PER MMBTU)
                      ----------------               --------------    ------------------
                      July 1998..................      6,510,000            $2.356
                      August 1998................      6,510,000            $2.356
                      September 1998.............      6,300,000            $2.356
                      October 1998...............      4,960,000            $2.346

If the swap arrangements listed above had been settled on June 30, 1998, the Company would have received $0.1 million. The Company has closed transactions for natural gas previously hedged for the period April 1999 through November 1999 and locked in net proceeds of $3.2 million. If the open gas swap arrangements as of August 12, 1998 had been settled as of that date, the Company would have received $8.9 million.

The Company has hedged a portion of its oil production from January 1999 through December 1999, which, if settled on June 30, 1998, would have resulted in a $0.6 million reduction of revenue. The Company has closed transactions for crude oil previously hedged for the period from September 1998 through February 1999 and has locked in net proceeds of $0.2 million. If the open oil swap arrangements as of August 12, 1998 had been settled as of that date, the Company would have paid $0.7 million.

The Company also utilizes hedging strategies to manage fixed-interest rate exposure. Through the use of a swap arrangement, the Company believes that it can benefit from stable or falling interest rates and reduce its upfront interest expense. As of June 30, 1998, the Company's interest rate swap resulted in a $0.2 million reduction of interest expense for the period May 1998 through July 1998, which settled on August 3, 1998.

LIQUIDITY AND CAPITAL RESOURCES

In April 1998, the Company completed an offering of $230 million of 7% Cumulative Convertible Preferred Stock and $500 million principal amount of 9.625% Senior Notes due 2005. The net proceeds of these offerings were approximately $711 million, of which $170 million was used to retire all of the Company's commercial bank debt, approximately $99 million was used to retire all $90 million principal amount of the Company's 10.5% Senior Notes due 2002, $345 million was used to fund certain of the Company's acquisitions, with the balance of the net proceeds increasing the Company's working capital.

As of June 30, 1998, the Company had working capital of approximately $31.4 million. The Company, as the result of significantly lower oil and gas prices and a change in the Company's strategy away from higher risk drilling and toward a more balanced acquisition and exploitation strategy, has continued to reduce its capital expenditure plans. The Company currently estimates that it will expend approximately $90 million for drilling, seismic and leasehold expenditures for the six months ended December 31, 1998. The capital expenditure budget is largely discretionary, and can be adjusted by the Company based on operating results or other factors. The Company believes it has sufficient capital resources from anticipated cash flow from operations and working capital to fund the reduced drilling program for 1998.

On May 20, 1998, the Company's Board of directors approved the expenditure of up to $25 million to purchase outstanding Company common stock. On July 14, 1998, the Board increased the authorized expenditure to $30 million. As of August 11, 1998 the Company had purchased approximately 7.8 million shares of common stock for an aggregate amount of $27.7 million pursuant to such authorization.

The Company has received a commitment from its primary commercial bank to obtain a secured revolving bank loan. As a result of the reduced capital expenditure plan, reduced acquisition program, and the potential sale of assets or merger of the Company, the Company has evaluated the size of the bank facility required. It is anticipated that a $50 million facility will be completed by the end of August 1998 and will contain terms and conditions similar to the bank facilities the Company has had in the past, and also include collateral-based borrowing limitations. The primary purpose of the facility will be to provide standby liquidity for the Company.

The Company is evaluating certain asset divestiture opportunities separately from the larger strategic alternative initiative. Certain non-core properties, primarily non-operated or small working interest oil-prone properties may be sold. The Company anticipates these sales could result in cash proceeds of up to $50 million over the next six months.

The Company's cash provided by operating activities before changes in current assets and liabilities decreased 24% to $63.8 million during the Current Period compared to $84.3 million during the Prior Period. The decrease was due primarily to reduced operating income as a result of a decrease in average oil and gas prices between periods.

Cash used in investing activities increased to $471.7 million during the Current Period from $339.7 million in the Prior Period. The Company completed several acquisitions requiring cash in the Current Period which totaled $345.0 million, compared to none in the Prior Period, offset by a significant decrease in drilling activity and leasehold acquisitions in the Current Period compared to the Prior Period. During the Current Period the Company expended approximately $112.0 million to initiate drilling on 91 gross (82.0 net) wells and invested approximately $8.4 million in leasehold acquisitions. This compares to $180.4 million to initiate drilling on 94 gross (59.9 net) wells and $95.0 million to purchase leasehold in the Prior Period.

Cash provided by financing activities was $387.8 million in the Current Period, compared to $280.8 million in the Prior Period. During the Current Period, the Company retired $465 million in debt consisting of $85 million in debt assumed at the completion of the DLB acquisition, $120 million in debt assumed at the completion of the Hugoton acquisition, $90 million in Senior Notes, and $170 million in borrowings made under its commercial bank credit facilities. The Company issued $500 million in Senior Notes and $230 million in Preferred Stock. During the Prior Period, the Company issued $300 million in Senior Notes.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is subject to ordinary routine litigation incidental to its business. In addition, the Company is a defendant in two purported class actions alleging violations of federal and Oklahoma state securities laws. Also the Company is defending a patent infringement claim in another pending action. These matters are described in Item 3 of the Company's Transition Report on Form 10-K for the six-month period ended December 31, 1997, as updated by its Quarterly Report for the three months ended March 31, 1998. Subsequent developments are as follows:

On May 20, 1998, the U.S. District Court for the Northern District of Texas, Forth Worth Division entered two orders in Union Pacific Resources Company v. Chesapeake Energy Corporation, et al. granting the Company summary judgment on several issues. The court ruled as a matter of law that UPRC's tort claims for misappropriation of trade secrets and tortious interference with business relations are barred by the statute of limitations. Further, the court found that UPRC's claim for inducement to infringe its patent for a drillbit steering method is barred as to any wells drilled by the Company prior to August 14, 1995. The only issues remaining in the case involve the validity, potential infringement and value, if any, of UPRC's patent.

On July 30, 1998, plaintiffs in Yuan, et al. v. Bayard Drilling Technologies, Inc., et al. filed an Amended Class Action Complaint in the U.S. District Court for the Western District of Oklahoma alleging violations of the Securities Act of 1933 (the "Securities Act") and the Oklahoma Securities Act by the Company and others purportedly on behalf of investors who purchased common stock of Bayard Drilling Technologies, Inc. in, or traceable to its initial public offering in November 1997. Total proceeds of the offering were $254 million, of which the Company received net proceeds of $90 million as a selling shareholder. Plaintiffs allege that the Company, a major customer of Bayard's drilling services and the owner of 30.1% of Bayard's common stock outstanding prior to the offering, was controlling person of Bayard. Plaintiffs assert that the Bayard prospectus contained material omissions and misstatements relating to (i) the Company's financial "problems" and their impact on Bayard's operating results, (ii) increased costs associated with Bayard's growth strategy, (iii) undisclosed pending related-party transactions between Bayard and third parties other than the Company, (iv) Bayard's planned use of offering proceeds and (v) Bayard's capital expenditures and liquidity. The alleged defective disclosures are claimed to have resulted in a decline in Bayard's share price following the public offering. Plaintiffs seek a determination that the suit is a proper class action and damages in an unspecified amount or rescission, together with interest and costs of litigation, including attorneys' fees. No estimate of loss or range of estimate of loss, if any, can be made at this time.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On April 22, 1998, the Company sold 4,600,000 shares (the "Shares") of 7% Cumulative Convertible Preferred Stock having a liquidation preference of $50 per share in a private placement to Donaldson, Lufkin & Jenrette Securities Corporation, Morgan Stanley & Co. Incorporated, Bear, Stearns & Co. Inc., Lehman Brothers Inc. and J.P. Morgan Securities Inc. (the "Initial Purchasers") pursuant to the exemption from registration provided by Section 4 (2) of the Securities Act. The Initial Purchasers resold the shares to qualified institutional buyers, as defined in, and in reliance on the exemption from registration provided by, Rule 144A under the Securities Act. The aggregate offering price for the Shares was $230 million, and aggregate discounts and commissions were $6.9 million.

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


On July 7, 1998, the Company's Board of Directors declared a dividend distribution of one preferred stock purchase right (a "right") for each outstanding share of common stock, par value $0.01 per share, of the Company. The distribution was paid on July 27, 1998 to the stockholders of record on that date. Each right entitles the registered holder thereof to purchase from the Company one one-thousandths of a share of Series A Junior Participating Preferred Stock, par value $0.01 per share, of the Company at a price of $25.00, subject to adjustment.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

- Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's annual meeting of shareholders was held on June 12, 1998. In the election of directors, Tom L. Ward received 78,929,789 votes for election, and 1,042,840 shares were withheld from voting. E.F. Heizer, Jr. received 78,924,095 votes for election, and 1,048,534 shares were withheld from voting. Frederick B. Whittemore received 78,928,222 shares for election, and 1,044,407 shares were withheld from voting.

ITEM 5. OTHER INFORMATION

Discretionary Voting of Proxies at Annual Meeting. The Company will exercise discretionary authority to vote proxies at the Company's next annual meeting of shareholders on any shareholder proposal for which the shareholder has not requested inclusion in the Company's proxy statement unless the shareholder notifies the Company of the proposal and the shareholder's intention to present the proposal from the floor of the meeting not later than April 19, 1999.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

                The following exhibits are filed as a part of this report:

          Exhibit No.

           3.1 Registrant's Certificate of Incorporation. Incorporated herein by reference to Exhibit 3.1 to Registrant's registration statement on Form S-3 (No. 333-57235).

           4.1.1 Second [Third] Supplemental Indenture, dated April 22, 1998, to Indenture dated as of March 15, 1997 among the Registrant, as issuer, its subsidiaries signatory thereto, as Subsidiary Guarantors, and United States Trust Company of New York, as Trustee, with respect to 7-7/8% Senior Notes due 2004. Incorporated herein by reference to Exhibit 4.1.1 to Registrant's registration statement on Form S-3 (No. 333-57235).

           4.2.1 Second [Third] Supplemental Indenture, dated April 22, 1998, to Indenture dated as of March 15, 1997 among the Registrant, as issuer, its subsidiaries signatory thereto, as Subsidiary Guarantors, and United States Trust Company of New York, as Trustee, with respect to 8-1/2% Senior Notes due 2012. Incorporated herein by reference to Exhibit 4.2.1 to Registrant's registration statement on Form S-3 (No. 333-57235).

           4.4.1 Third Supplemental Indenture, dated April 22, 1998, to Indenture dated as of April 1, 1996 among the Registrant, as issuer, its subsidiaries signatory thereto, as Subsidiary Guarantors, and United States Trust Company of New York, as Trustee, with respect to 9-1/8% Senior

                         Notes due 2006. Incorporated herein by reference to
                         Exhibit 4.4.1 to Registrant's registration statement on Form S-3 (No. 333-57235).

           10.4.1 Amended and Restated Loan Agreement dated July 13, 1998 between Chesapeake Energy Marketing, Inc. and Aubrey K. McClendon.

           10.4.2 Amended and Restated Loan Agreement dated July 13, 1998 between Chesapeake Energy Marketing, Inc. and Tom L. Ward.

           10.5 Rights Agreement dated July 15, 1998 between the Registrant and UMB Bank, N.A., as Rights Agent. Incorporated herein by reference to Exhibit 1 to Registrant's registration statement on Form 8-A filed July 16, 1998.

           27            Financial Data Schedule


(b)       Reports on Form 8-K

         During the quarter ended June 30, 1998, the Company filed the following Current Reports on Form 8-K dated:

         On April 17, 1998, the Company filed a current report on Form 8-K reporting under Item 5 that the Company issued a press release announcing agreements to acquire British Columbia properties; $450 million senior notes and $150 million perpetual convertible preferred stock offering; and transaction with Gothic Energy Corporation.

         On April 17, 1998, the Company filed a current report on Form 8-K reporting under Item 5 that the Company issued a press release announcing tender offer to purchase all of the Company's $90 million 10-1/2% Senior Notes due 2002.

         On April 17, 1998, the Company filed a current report on Form 8-K reporting under Item 5 that the Company issued a press release announcing the price information on tender for outstanding Senior Notes.

         On April 22, 1998, the Company filed a current report on Form 8-K reporting under Item 5 that the Company issued a press release announcing the completion of $500 million Senior Notes and $200 million Preferred Stock offerings.

         On May 20, 1998, the Company filed a current report on Form 8-K reporting under Item 5 that the Company issued a press release announcing the acceptance of tendered 10-1/2% Senior Notes for payment.

         On May 21, 1998, the Company filed a current report on Form 8-K reporting under Item 5 that the Company issued a press release announcing the Company's stock repurchase program.

         On May 22, 1998, the Company filed a current report on Form 8-K reporting under Item 5 that the Company issued a press release announcing rulings in UPRC patent litigation.

         On May 22, 1998, the Company filed a current report on Form 8-K reporting under Item 5 that the Company issued a press release announcing the first quarter 1998 results.

         On May 26, 1998, the Company filed a current report on Form 8-K/A amending the Company's Form 8-K dated March 10, 1998 and filed on March 26, 1998. The Form 8-K/A included pro forma combined financial data of Hugoton Energy Corporation.

                                   SIGNATURES



          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      CHESAPEAKE ENERGY CORPORATION
                                      ---------------------------------------
                                            (Registrant)



     August 14, 1998                   /s/ Aubrey K. McClendon
------------------------------        ---------------------------------------
          Date                        Aubrey K. McClendon
                                      Chairman and
                                      Chief Executive Officer





     August 14, 1998                   /s/ Marcus C. Rowland
------------------------------        ---------------------------------------
          Date                        Marcus C. Rowland
                                      Executive Vice President and
                                      Chief Financial Officer

                                Index to Exhibits


Exhibit No.             Description                                                    Page
-----------             ------------                                                   ----
   3.1                  Registrant's Certificate of Incorporation. Incorporated
                        herein by reference to Exhibit 3.1 to Registrant's
                        registration statement on Form S-3 (No. 333-57235).

   4.1.1                Second [Third] Supplemental Indenture, dated April 22,
                        1998, to Indenture dated as of March 15, 1997 among the Registrant, as issuer, its subsidiaries signatory thereto, as Subsidiary Guarantors, and United States
                        Trust Company of New York, as Trustee, with respect to 7-7/8% Senior Notes due 2004. Incorporated herein by reference to Exhibit 4.1.1 to Registrant's registration statement on Form S-3 (No.
                        333-57235).

   4.2.1                Second [Third] Supplemental Indenture, dated April 22,
                        1998, to Indenture dated as of March 15, 1997 among the Registrant, as issuer, its subsidiaries signatory thereto, as Subsidiary Guarantors, and United States
                        Trust Company of New York, as Trustee, with respect to 8-1/2% Senior Notes due 2012. Incorporated herein by reference to Exhibit 4.2.1 to Registrant's registration statement on Form S-3 (No.
                        333-57235).

   4.4.1                Third Supplemental Indenture, dated April 22, 1998, to
                        Indenture dated as of April 1, 1996 among the Registrant, as issuer, its subsidiaries signatory thereto, as Subsidiary Guarantors, and United States
                        Trust Company of New York, as Trustee, with respect to 9-1/8% Senior Notes due 2006. Incorporated herein by reference to Exhibit 4.4.1 to Registrant's registration statement on Form S-3 (No. 333-57235).

  10.4.1 Amended and Restated Loan Agreement dated July 13, 1998 between Chesapeake Energy Marketing, Inc. and Aubrey K.
                        McClendon.

  10.4.2 Amended and Restated Loan Agreement dated July 13, 1998 between Chesapeake Energy Marketing, Inc. and Tom L.
                        Ward.

  10.5                  Rights Agreement dated July 15, 1998 between the
                        Registrant and UMB Bank, N.A., as Rights Agent.
                        Incorporated herein by reference to Exhibit 1 to Registrant's registration statement on Form 8-A filed
                        July 16, 1998.

  27                    Financial Data Schedule
