Form 10-Q
period 1998-09-30
CHESAPEAKE ENERGY CORP
filed 1998-11-16
CIK 895126

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

                             YES [X] NO [ ]

    At October 30, 1998, there were 96,710,450 shares of the registrant's $.01 par value Common Stock outstanding.

===============================================================================

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

           INDEX TO FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                                                                                             PAGE
                                                                                             ----

PART I. FINANCIAL INFORMATION

            Item 1.   Consolidated Financial Statements:

                      Consolidated Balance Sheets at September 30, 1998 (Unaudited) and
                      December 31, 1997                                                             3

                      Consolidated Statements of Operations for the Three and Nine Months
                      Ended September 30, 1998 and 1997 (Unaudited)                                 4

                      Consolidated Statements of Cash Flows for the Nine Months Ended
                      September 30, 1998 and 1997 (Unaudited)                                       5

                      Notes to Consolidated Financial Statements (Unaudited)                        6

            Item 2.   Management's Discussion and Analysis of Financial Condition and
                      Results of Operations                                                        16

            Item 3.   Quantitative and Qualitative Disclosure About Market Risks                   24


PART II. OTHER INFORMATION

            Item 1.   Legal Proceedings                                                            25

            Item 2.   Changes in Securities and Use of Proceeds                                    25

            Item 3.   Defaults Upon Senior Securities                                              25

            Item 4.   Submission of Matters to a Vote of Security Holders                          25

            Item 5.   Other Information                                                            25

            Item 6.   Exhibits and Reports on Form 8-K                                             25

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS





                                                                                  SEPTEMBER 30,      DECEMBER 31,
                                                                                     1998               1997
                                                                                  -------------      ------------
                                                                                  (UNAUDITED)
                                                                                       ($ IN THOUSANDS)

                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ...............................................       $    20,749        $   123,860
  Restricted cash .........................................................             4,200               --
  Short-term investments ..................................................              --               12,570
  Accounts receivable:
   Oil and gas sales ......................................................            11,524             10,654
   Oil and gas marketing sales ............................................            23,120             20,493
   Joint interest and other, net of allowance for doubtful accounts
     of $1,209,000 and $691,000............................................            30,183             38,781
   Related parties ........................................................            16,568              4,246
  Inventory ...............................................................             6,327              5,493
  Other ...................................................................             4,618              1,624
                                                                                  -----------        -----------
     Total current assets .................................................           117,289            217,721
                                                                                  -----------        -----------
PROPERTY AND EQUIPMENT:
  Oil and gas properties, at cost based on full-cost accounting:
   Evaluated oil and gas properties .......................................         2,054,907          1,095,363
   Unevaluated properties .................................................            92,083            125,155
   Less: accumulated depreciation, depletion and amortization..............        (1,176,946)          (602,391)
                                                                                  -----------        -----------
                                                                                      970,044            618,127
  Other property and equipment ............................................            78,974             67,633
  Less: accumulated depreciation and amortization .........................           (20,537)            (6,573)
                                                                                  -----------        -----------
     Total property and equipment .........................................         1,028,481            679,187
                                                                                  -----------        -----------
OTHER ASSETS ..............................................................            81,504             55,876
                                                                                  -----------        -----------
     TOTAL ASSETS .........................................................       $ 1,227,274        $   952,784
                                                                                  ===========        ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable ........................................................       $    43,150        $    81,775
  Accrued liabilities and other ...........................................            55,505             42,733
  Revenues and royalties due others .......................................            20,645             28,972
                                                                                  -----------        -----------
     Total current liabilities ............................................           119,300            153,480
                                                                                  -----------        -----------
LONG-TERM DEBT, NET .......................................................           919,055            508,992
                                                                                  -----------        -----------
REVENUES AND ROYALTIES DUE OTHERS .........................................            12,524             10,106
                                                                                  -----------        -----------
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 10,000,000 shares authorized;
   4,600,000 and 0 shares of 7% cumulative convertible stock
   issued and outstanding at September 30, 1998 and December 31,
   1997, respectively, entitled in liquidation to $230 million.............           230,000               --
  Common stock, $.01 par value, 250,000,000 shares authorized;
   96,702,650 and 74,298,061 shares issued and outstanding at..............               967                743
   September 30, 1998 and December 31, 1997, respectively
  Paid-in capital .........................................................           677,453            460,733
  Accumulated deficit .....................................................          (702,063)          (181,270)
  Less: treasury stock, at cost; 8,503,300 and 0 shares
   at September 30, 1998 and December 31, 1997, respectively...............           (29,962)              --
                                                                                  -----------        -----------
     Total stockholders' equity ...........................................           176,395            280,206
                                                                                  -----------        -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ................................       $ 1,227,274        $   952,784
                                                                                  ===========        ===========

                  The accompanying notes are an integral part of these consolidated financial statements.

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                       THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                          SEPTEMBER 30,                     SEPTEMBER 30,
                                                                   -------------------------        --------------------------
                                                                      1998              1997           1998            1997
                                                                   ---------        ---------       ---------        ---------
                                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)

REVENUES:
 Oil and gas sales .........................................       $  70,082        $  45,667       $ 195,962        $ 148,420
 Oil and gas marketing sales ...............................          36,256           26,865          96,451           73,018
 Interest and other ........................................             778            5,878           3,573           14,585
                                                                   ---------        ---------       ---------        ---------
     Total revenues ........................................         107,116           78,410         295,986          236,023
                                                                   ---------        ---------       ---------        ---------
COSTS AND EXPENSES:
 Production expenses .......................................          14,208            3,894          36,775           11,071
 Production taxes ..........................................           1,976            1,286           6,141            3,342
 Oil and gas marketing expenses ............................          34,720           26,690          94,686           72,282
 Impairment of oil and gas properties ......................            --               --           466,000          236,000
 Impairment of other assets ................................            --               --            10,000             --
 Oil and gas depreciation, depletion and amortization ......          34,069           28,550         109,311           95,571
 Depreciation and amortization of other assets .............           2,518            1,142           5,820            3,088
 General and administrative ................................           5,197            2,760          14,711            7,823
 Interest ..................................................          18,577            8,575          47,930           20,909
                                                                   ---------        ---------       ---------        ---------
     Total costs and expenses ..............................         111,265           72,897         791,374          450,086
                                                                   ---------        ---------       ---------        ---------
INCOME (LOSS) BEFORE INCOME TAX AND EXTRAORDINARY ITEM .....          (4,149)           5,513        (495,388)        (214,063)
INCOME TAX BENEFIT .........................................            --               --              --            (17,898)
                                                                   ---------        ---------       ---------        ---------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM ....................          (4,149)           5,513        (495,388)        (196,165)
EXTRAORDINARY ITEM:
 Loss on early extinguishment of debt ......................            --               --           (13,334)            (177)
                                                                   ---------        ---------       ---------        ---------
NET INCOME (LOSS) ..........................................          (4,149)           5,513        (508,722)        (196,342)

PREFERRED STOCK DIVIDENDS ..................................          (4,026)            --            (8,051)            --
                                                                   ---------        ---------       ---------        ---------

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS .........       $  (8,175)       $   5,513       $(516,773)       $(196,342)
                                                                   =========        =========       =========        =========

EARNINGS PER COMMON SHARE (BASIC AND ASSUMING DILUTION)
 Income (loss) before extraordinary item ...................       $   (0.08)       $    0.08       $   (5.34)       $   (2.79)
 Extraordinary item ........................................            --               --             (0.14)            --
                                                                   ---------        ---------       ---------        ---------
 Net income (loss) .........................................       $   (0.08)       $    0.08       $   (5.48)       $   (2.79)
                                                                   =========        =========       =========        =========
WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT
 SHARES OUTSTANDING

 Basic .....................................................          98,046           70,376          94,355           70,376
                                                                   =========        =========       =========        =========

 Assuming dilution .........................................          98,046           72,699          94,355           70,376
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

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                      NINE MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                                  ---------------------------
                                                                                     1998              1997
                                                                                  ---------         ---------
                                                                                         ($ IN THOUSANDS)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ................................................................       $(508,722)       $(196,342)
  Adjustments to reconcile net loss to net cash provided by operating activities:
   Depreciation, depletion and amortization ...............................         113,449           97,571
   Impairment of oil and gas assets .......................................         466,000          236,000
   Impairment of other assets .............................................          10,000             --
   Deferred taxes .........................................................            --            (17,898)
   Amortization of loan costs .............................................           1,682            1,088
   Amortization of bond discount ..........................................              77               46
   Gain on sale of fixed assets and other .................................            (142)          (3,766)
   Extraordinary loss .....................................................          13,334              177
   Equity in (earnings) losses of equity investees ........................             487             (181)
   Bad debt expense .......................................................             516              324
                                                                                  ---------        ---------
     Cash provided by operating activities before changes
       in current assets and liabilities ..................................          96,681          117,019
   Changes in current assets and liabilities ..............................         (43,358)         (32,207)
                                                                                  ---------        ---------
     Cash provided by operating activities ................................          53,323           84,812
                                                                                  ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Exploration, development and acquisition of oil and gas properties ......        (478,394)        (380,804)
  Investment in preferred stock of Gothic Energy Corporation ..............         (39,500)            --
  Proceeds from sale of assets ............................................           6,714            1,190
  Additions to other property and equipment ...............................          (9,771)         (40,605)
  Long-term loans made to third parties ...................................            --            (20,000)
  Repayment of long-term loan .............................................           2,000             --
  Other investments .......................................................            --            (13,751)
                                                                                  ---------        ---------
     Cash used in investing activities ....................................        (518,951)        (453,970)
                                                                                  ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term borrowings ......................................         658,750          292,626
  Payments on long-term borrowings ........................................        (474,166)         (12,750)
  Proceeds from issuance of preferred stock ...............................         222,760             --
  Purchase of treasury stock ..............................................         (29,962)            --
  Dividends paid on common stock ..........................................          (5,592)          (1,405)
  Dividends paid on preferred stock .......................................          (4,025)            --
  Cash received from exercise of stock options ............................             131            1,340
  Other financing .........................................................            --               (210)
                                                                                  ---------        ---------
     Cash provided by financing activities ................................         367,896          279,601
                                                                                  ---------        ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH ...................................          (5,379)            --
                                                                                  ---------        ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS .................................        (103,111)         (89,557)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ............................         123,860          140,739
                                                                                  ---------        ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD ..................................       $  20,749        $  51,182
                                                                                  =========        =========


                  The accompanying notes are an integral part of these consolidated financial statements.

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)



1. ACCOUNTING PRINCIPLES

The accompanying unaudited consolidated financial statements of Chesapeake Energy Corporation and subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q as prescribed by the Securities and Exchange Commission. All material adjustments (consisting solely of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods have been reflected. The results for the three and nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full fiscal year.

The Company changed its fiscal year end from June 30 to December 31 for the period ended December 31, 1997. This Form 10-Q relates to the three and nine months ended September 30, 1998 (the "Current Quarter" and "Current Period", respectively) and September 30, 1997 (the "Prior Quarter" and "Prior Period", respectively).

2. RECENT EVENTS

On July 7, 1998 the Company's Board of Directors authorized management to explore strategic alternatives to enhance shareholder value, including a possible sale or merger of the Company, based upon the Board's opinion that the market was substantially undervaluing the Company's assets and exploration potential. Also on July 7, 1998 Chesapeake's Board of Directors unanimously adopted a shareholder rights plan designed to deter coercive takeover tactics and to prevent a change of control from occurring without all shareholders receiving a fair price.

Pursuant to the decision to explore various alternatives, the Company engaged Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ") to advise the Company. The Company and DLJ are presently evaluating various alternatives, including the potential sale or merger of the Company, sale of certain assets, or alternative financial strategies. This process is underway and is expected to be concluded within the next few months.

On November 2, 1998 the Company announced it had entered into an agreement to tender its 19.9% stake in Pan East Petroleum Corp. ("Pan East") to Poco Petroleums Ltd. and agreed to a property exchange with Pan East. Subject to the successful completion by Poco of its tender offer, the Company anticipates receiving approximately $26 million in cash and increasing its net reserves by four bcfe. As of September 30, 1998, the Company's net investment in the common stock of Pan East of $21.3 million has been accounted for using the equity method and is included in Other Assets in the accompanying Consolidated Balance Sheets.

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

                CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)


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

SFAS 128 requires a reconciliation of the numerators and denominators of the basic and diluted EPS computations. For the Current Quarter, the Current Period and the Prior Period, there was no difference between actual weighted average shares outstanding, which are used in computing basic EPS, and diluted weighted average shares outstanding, which are used in computing diluted EPS. Options to purchase 10.6 million and 8.5 million shares of common stock at a weighted average exercise price of $3.88 and $5.48 were outstanding at September 30, 1998 and 1997, respectively, but were not included in the computation of diluted EPS because the effect of these outstanding options would be antidilutive. A reconciliation for the Prior Quarter is as follows:

                CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)



                                                           Net Income     Shares Outstanding
                                                          (Numerator)       (Denominator)      Per-Share
                                                           (in 000's)         (in 000's)        Amount
                                                          -----------     ------------------   ---------

For the quarter ended September 30, 1997:
    Basic EPS
   Income available to common stockholders ............       $5,513          70,376           $0.08
                                                                                               =====
Effect of Dilutive Securities
   Employee stock options .............................         --             2,323
                                                              ------          ------
Diluted EPS
   Income available to common stockholders
     and assumed conversions ..........................       $5,513          72,699           $0.08
                                                              ======          ======           =====

5. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information". This Statement establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. The Statement is effective for annual financial statements for periods beginning after December 15, 1997 and for interim financial statements issued subsequent to adoption in the annual financial statements. The Company expects that the adoption of this standard will not impact its results of operation or financial position, but may require additional disclosures.

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"). FAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company). FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and, if it is, the type of hedge transaction. For fair-value hedge transactions in which the Company is hedging changes in the fair value of an asset, liability, or firm commitment, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. For cash-flow hedge transactions, in which the Company is hedging the variability of cash flows related to a variable-rate asset, liability, or a forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges will be recognized in current-period earnings.

The Company has not yet determined the impact that the adoption of FAS 133 will have on its results of operations or its financial position.

6. ACQUISITION OF HUGOTON

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

                CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)

addition, the pro forma information is not intended to be a projection of future results and does not reflect the efficiencies expected to result from the integration of Hugoton.

                        Pro Forma Information (Unaudited)

                                                                              Nine Months Ended September 30,
                                                                                1998                 1997
                                                                             -----------           ----------
                                                                          (In thousands, except per share data)

            Revenues................................................         $  305,678            $  294,462
            Loss before extraordinary item..........................         $ (496,837)           $ (192,285)
            Net Loss................................................         $ (510,171)           $ (192,462)
            Loss before extraordinary item per common share.........         $    (4.96)           $    (2.00)
            Net loss per common share...............................         $    (5.10)           $    (2.00)

The Company acquired other businesses and oil and gas properties in the Current Period. The results of operations of these businesses and properties were not material in relation to the Company's consolidated results of operations.

7. SENIOR NOTES

9.125% Notes

The Company has outstanding $120 million in aggregate principal amount of 9.125% Senior Notes which mature April 15, 2006. The 9.125% Notes bear interest at an annual rate of 9.125%, payable semiannually on each April 15 and October 15. The 9.125% Notes are senior, unsecured obligations of the Company and are fully and unconditionally guaranteed, jointly and severally, by the Guarantor Subsidiaries (as defined below).

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

The Senior Note Indentures contain certain covenants, including covenants limiting the Company and the Guarantor Subsidiaries with respect to asset sales, restricted payments, the incurrence of additional indebtedness and the

                CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)

issuance of preferred stock, liens, sale and leaseback transactions, lines of business, dividend and other payment restrictions affecting Guarantor Subsidiaries, mergers or consolidations, and transactions with affiliates. The Company is obligated to repurchase the 9.125% and 9.625% Notes in the event of a change of control or certain asset sales.

Set forth below are condensed consolidating financial statements of the Guarantor Subsidiaries, the Company's subsidiaries which are not guarantors of the Senior Notes (the "Non-Guarantor Subsidiaries") and the Company. Separate financial statements of each Guarantor Subsidiary have not been provided because management has determined that they are not material to investors.

As of and for the three and nine months ended September 30, 1998, the only Non-Guarantor Subsidiary was Chesapeake Energy Marketing, Inc. As of and for the three and nine months ended September 30, 1997, the Non-Guarantor Subsidiaries were Chesapeake Energy Marketing, Inc. and Chesapeake Canada Corporation. For the 1997 and 1998 periods, the remaining subsidiaries of the Company were Guarantor Subsidiaries.

                CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)

                      CONDENSED CONSOLIDATING BALANCE SHEET

                            AS OF SEPTEMBER 30, 1998
                                ($ IN THOUSANDS)

                                                GUARANTOR     NON-GUARANTOR       COMPANY
                                              SUBSIDIARIES    SUBSIDIARIES        (PARENT)      ELIMINATIONS    CONSOLIDATED
                                              ------------    -------------       --------      ------------    ------------

                                             ASSETS

CURRENT ASSETS:
  Cash and cash equivalents ............     $    (4,882)     $     2,981      $    26,850      $      --        $    24,949
  Short-term investments ...............            --               --               --               --               --
  Accounts receivable, net .............          56,930           32,746              276           (8,557)          81,395
  Inventory ............................           6,189              138             --               --              6,327
  Other ................................           4,059               43              516             --              4,618
                                             -----------      -----------      -----------      -----------      -----------
     Total Current Assets ..............          62,296           35,908           27,642           (8,557)         117,289
                                             -----------      -----------      -----------      -----------      -----------
PROPERTY AND EQUIPMENT:
  Oil and gas properties ...............       2,054,907             --               --               --          2,054,907
  Unevaluated leasehold ................          92,083             --               --               --             92,083
  Other property and equipment .........          59,484            2,572           16,918             --             78,974
  Less: accumulated depreciation,
    depletion and amortization .........      (1,196,120)             (85)          (1,278)            --         (1,197,483)
                                             -----------      -----------      -----------      -----------      -----------
     Total Property and Equipment ......       1,010,354            2,487           15,640             --          1,028,481
                                             -----------      -----------      -----------      -----------      -----------
INVESTMENTS IN SUBSIDIARIES AND
  INTERCOMPANY ADVANCES ................         474,616             --            471,151         (945,767)            --
OTHER ASSETS ...........................          39,500              580           41,424             --             81,504
                                             -----------      -----------      -----------      -----------      -----------
     TOTAL ASSETS ......................     $ 1,586,766      $    38,975      $   555,857      $  (954,324)     $ 1,227,274
                                             ===========      ===========      ===========      ===========      ===========


                                             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable and current maturities
    of long-term debt ..................     $      --        $      --        $      --        $      --        $      --
  Accounts payable and other ...........          82,006           14,910           31,240           (8,856)         119,300
                                             -----------      -----------      -----------      -----------      -----------
     Total Current Liabilities .........          82,006           14,910           31,240           (8,856)         119,300
                                             -----------      -----------      -----------      -----------      -----------
LONG-TERM DEBT .........................            --               --            919,055             --            919,055
                                             -----------      -----------      -----------      -----------      -----------
REVENUES PAYABLE .......................          12,524             --               --               --             12,524
                                             -----------      -----------      -----------      -----------      -----------
INTERCOMPANY PAYABLES ..................       1,346,717           10,524       (1,357,540)             299             --
                                             -----------      -----------      -----------      -----------      -----------
STOCKHOLDERS' EQUITY:
  Preferred Stock ......................            --               --            230,000             --            230,000
  Common Stock .........................              27                1              956              (17)             967
  Other ................................         145,492           13,540          732,146         (945,750)         (54,572)
                                             -----------      -----------      -----------      -----------      -----------
     Total Stockholders' Equity ........         145,519           13,541          963,102         (945,767)         176,395
                                             -----------      -----------      -----------      -----------      -----------
     TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY ............     $ 1,586,766      $    38,975      $   555,857      $  (954,324)     $ 1,227,274
                                             ===========      ===========      ===========      ===========      ===========

                CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)

                      CONDENSED CONSOLIDATING BALANCE SHEET

                             AS OF DECEMBER 31, 1997
                                ($ IN THOUSANDS)



                                                GUARANTOR      NON-GUARANTOR     COMPANY
                                              SUBSIDIARIES     SUBSIDIARIES      (PARENT)       ELIMINATIONS     CONSOLIDATED
                                              ------------     -------------     --------       ------------     ------------

                                              ASSETS

CURRENT ASSETS:
  Cash and cash equivalents .............     $      (589)     $    13,999      $   110,450      $      --        $   123,860
  Short-term investments ................            --               --             12,570             --             12,570
  Accounts receivable, net ..............          57,476           22,882            1,524           (7,708)          74,174
  Inventory .............................           4,918              575             --               --              5,493
  Other .................................           1,613                1               10             --              1,624
                                              -----------      -----------      -----------      -----------      -----------
     Total Current Assets ...............          63,418           37,457          124,554           (7,708)         217,721
                                              -----------      -----------      -----------      -----------      -----------
PROPERTY AND EQUIPMENT:
  Oil and gas properties ................       1,056,118           39,245             --               --          1,095,363
  Unevaluated leasehold .................         125,155             --               --               --            125,155
  Other property and equipment ..........          51,868              343           15,422             --             67,633
  Less: accumulated depreciation,
    depletion and amortization ..........        (593,359)         (14,650)            (955)            --           (608,964)
                                              -----------      -----------      -----------      -----------      -----------
     Total Property and Equipment .......         639,782           24,938           14,467             --            679,187
                                              -----------      -----------      -----------      -----------      -----------
INVESTMENTS IN SUBSIDIARIES AND
  INTERCOMPANY ADVANCES .................          81,755           49,958          903,713       (1,035,426)            --
                                              -----------      -----------      -----------      -----------      -----------
OTHER ASSETS ............................          10,189            6,918           38,769             --             55,876
                                              -----------      -----------      -----------      -----------      -----------
     TOTAL ASSETS .......................     $   795,144      $   119,271      $ 1,081,503      $(1,043,134)     $   952,784
                                              ===========      ===========      ===========      ===========      ===========

                                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable and current maturities
    of long-term debt ...................     $      --        $      --        $      --        $      --        $      --
  Accounts payable and other ............         104,259           29,649           27,280           (7,708)         153,480
                                              -----------      -----------      -----------      -----------      -----------
     Total Current Liabilities ..........         104,259           29,649           27,280           (7,708)         153,480
                                              -----------      -----------      -----------      -----------      -----------
LONG-TERM DEBT ..........................            --               --            508,992             --            508,992
                                              -----------      -----------      -----------      -----------      -----------
REVENUES PAYABLE ........................          10,106             --               --               --             10,106
                                              -----------      -----------      -----------      -----------      -----------
INTERCOMPANY PAYABLES ...................         853,958            2,959             --           (856,917)            --
                                              -----------      -----------      -----------      -----------      -----------
STOCKHOLDERS' EQUITY:
  Common Stock ..........................              10                3              733               (3)             743
  Other .................................        (173,189)          86,660          544,498         (178,506)         279,463
                                              -----------      -----------      -----------      -----------      -----------
     Total Stockholders' Equity .........        (173,179)          86,663          545,231         (178,509)         280,206
                                              -----------      -----------      -----------      -----------      -----------
     TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY .............     $   795,144      $   119,271      $ 1,081,503      $(1,043,134)     $   952,784
                                              ===========      ===========      ===========      ===========      ===========

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                ($ IN THOUSANDS)


                                                    GUARANTOR     NON-GUARANTOR   COMPANY
                                                   SUBSIDIARIES   SUBSIDIARIES    (PARENT)    ELIMINATIONS   CONSOLIDATED
                                                   ------------   -------------   --------    ------------   ------------

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998
REVENUES:
  Oil and gas sales ...........................     $  69,780      $    (187)     $    --        $     489      $  70,082
  Oil and gas marketing sales .................           973         64,769           --          (29,486)        36,256
  Interest and other ..........................           966            405         28,024        (28,617)           778
                                                    ---------      ---------      ---------      ---------      ---------
     Total Revenues ...........................        71,719         64,987         28,024        (57,614)       107,116
                                                    ---------      ---------      ---------      ---------      ---------
COSTS AND EXPENSES:
  Production expenses and taxes ...............        16,184           --             --             --           16,184
  Oil and gas marketing expenses ..............         1,040         62,677           --          (28,997)        34,720
  Impairment of oil and gas properties ........          --             --             --             --             --
  Impairment of other assets ..................          --             --             --             --             --
  Oil and gas depreciation, depletion
    and amortization ..........................        34,069           --             --             --           34,069
  Other depreciation and amortization .........         1,637             88            793           --            2,518
  General and administrative ..................         4,514            636             47           --            5,197
  Interest ....................................        26,605              4         20,585        (28,617)        18,577
                                                    ---------      ---------      ---------      ---------      ---------
     Total Costs and Expenses .................        84,049         63,405         21,425        (57,614)       111,265
                                                    ---------      ---------      ---------      ---------      ---------
INCOME (LOSS) BEFORE INCOME TAXES
  AND EXTRAORDINARY ITEM ......................       (12,330)         1,582          6,599           --           (4,149)
INCOME TAX EXPENSE (BENEFIT) ..................          --             --             --             --             --
                                                    ---------      ---------      ---------      ---------      ---------
NET INCOME (LOSS) BEFORE
  EXTRAORDINARY ITEM ..........................       (12,330)         1,582          6,599           --           (4,149)
                                                    ---------      ---------      ---------      ---------      ---------
EXTRAORDINARY ITEM:
  Loss on early extinguishment of debt,
    net of applicable income tax ..............          --             --             --             --             --
                                                    ---------      ---------      ---------      ---------      ---------
     NET INCOME (LOSS) ........................     $ (12,330)     $   1,582      $   6,599      $    --        $  (4,149)
                                                    =========      =========      =========      =========      =========

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997
REVENUES:
  Oil and gas sales ...........................     $  45,049      $    --        $    --        $     618      $  45,667
  Gas marketing sales .........................          --           44,326           --          (17,461)        26,865
  Interest and other ..........................           135            487         20,118        (14,862)         5,878
                                                    ---------      ---------      ---------      ---------      ---------
     Total Revenues ...........................        45,184         44,813         20,118        (31,705)        78,410
                                                    ---------      ---------      ---------      ---------      ---------
COSTS AND EXPENSES:
  Production expenses and taxes ...............         5,180           --             --             --            5,180
  Gas marketing expenses ......................          --           43,533           --          (16,843)        26,690
  Impairment of oil and gas properties ........          --             --             --             --             --
  Oil and gas depreciation, depletion and
    Amortization ..............................        28,550           --             --             --           28,550
  Other depreciation and amortization .........           628             21            493           --            1,142
  General and administrative ..................         2,578            265            (83)          --            2,760
  Interest ....................................        12,246             33         11,158        (14,862)         8,575
                                                    ---------      ---------      ---------      ---------      ---------
     Total Costs and Expenses .................        49,182         43,852         11,568        (31,705)        72,897
                                                    ---------      ---------      ---------      ---------      ---------
INCOME (LOSS) BEFORE INCOME TAX ...............        (3,998)           961          8,550           --            5,513
INCOME TAX EXPENSE (BENEFIT) ..................          --             --             --             --             --
                                                    ---------      ---------      ---------      ---------      ---------
     NET INCOME (LOSS) BEFORE
       EXTRAORDINARY ITEM .....................        (3,998)           961          8,550           --            5,513
EXTRAORDINARY ITEM:
  Loss on early extinguishment of debt, net
    of applicable income tax ..................          --             --             --             --             --
                                                    ---------      ---------      ---------      ---------      ---------
     NET INCOME (LOSS) ........................     $  (3,998)     $     961      $   8,550      $    --        $   5,513
                                                    =========      =========      =========      =========      =========

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                ($ IN THOUSANDS)


                                                   GUARANTOR     NON-GUARANTOR    COMPANY
                                                  SUBSIDIARIES   SUBSIDIARIES     (PARENT)    ELIMINATIONS   CONSOLIDATED
                                                  ------------   -------------    --------    ------------   ------------

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
REVENUES:
  Oil and gas sales ...........................     $ 193,800      $    --        $    --        $   2,162      $ 195,962
  Oil and gas marketing sales .................           973        173,405           --          (77,927)        96,451
  Interest and other ..........................         1,471            685         72,007        (70,590)         3,573
                                                    ---------      ---------      ---------      ---------      ---------
     Total Revenues ...........................       196,244        174,090         72,007       (146,355)       295,986
                                                    ---------      ---------      ---------      ---------      ---------
COSTS AND EXPENSES:
  Production expenses and taxes ...............        42,916           --             --             --           42,916
  Oil and gas marketing expenses ..............         1,040        169,411           --          (75,765)        94,686
  Impairment of oil and gas properties ........       466,000           --             --             --          466,000
  Impairment of other assets ..................        10,000           --             --             --           10,000
  Oil and gas depreciation, depletion
    and amortization ..........................       109,311           --             --             --          109,311
  Other depreciation and amortization .........         3,698            142          1,980           --            5,820
  General and administrative ..................        13,122          1,535             54           --           14,711
  Interest ....................................        67,704              4         50,812        (70,590)        47,930
                                                    ---------      ---------      ---------      ---------      ---------
     Total Costs and Expenses .................       713,791        171,092         52,846       (146,355)       791,374
                                                    ---------      ---------      ---------      ---------      ---------
INCOME (LOSS) BEFORE INCOME TAXES
  AND EXTRAORDINARY ITEM ......................      (517,547)         2,998         19,161           --         (495,388)
INCOME TAX EXPENSE (BENEFIT) ..................          --             --             --             --             --
                                                    ---------      ---------      ---------      ---------      ---------
NET INCOME (LOSS) BEFORE
  EXTRAORDINARY ITEM ..........................      (517,547)         2,998         19,161           --         (495,388)
                                                    ---------      ---------      ---------      ---------      ---------
EXTRAORDINARY ITEM:
  Loss on early extinguishment of debt,
    net of applicable income tax ..............        (2,164)          --          (11,170)          --          (13,334)
                                                    ---------      ---------      ---------      ---------      ---------
     NET INCOME (LOSS) ........................     $(519,711)     $   2,998      $   7,991      $    --        $(508,722)
                                                    =========      =========      =========      =========      =========

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
REVENUES:
  Oil and gas sales ...........................     $ 150,416      $  (3,579)     $    --        $   1,583      $ 148,420
  Gas marketing sales .........................          --          131,661           --          (58,643)        73,018
  Interest and other ..........................           746            665         67,564        (54,390)        14,585
                                                    ---------      ---------      ---------      ---------      ---------
     Total Revenues ...........................       151,162        128,747         67,564       (111,450)       236,023
                                                    ---------      ---------      ---------      ---------      ---------
COSTS AND EXPENSES:
  Production expenses and taxes ...............        14,824           (411)          --             --           14,413
  Gas marketing expenses ......................          --          129,342           --          (57,060)        72,282
  Impairment of oil and gas properties ........       236,000           --             --             --          236,000
  Oil and gas depreciation, depletion
    and amortization ..........................        96,864         (1,293)          --             --           95,571
  Other depreciation and amortization .........         1,737             30          1,321           --            3,088
  General and administrative ..................         6,348            691            784           --            7,823
  Interest ....................................        49,582           (184)        25,901        (54,390)        20,909
                                                    ---------      ---------      ---------      ---------      ---------
     Total Costs and Expenses .................       405,355        128,175         28,006       (111,450)       450,086
                                                    ---------      ---------      ---------      ---------      ---------
INCOME (LOSS) BEFORE INCOME TAX ...............      (254,193)           572         39,558           --         (214,063)
INCOME TAX EXPENSE (BENEFIT) ..................       (19,384)          (967)         2,453           --          (17,898)
                                                    ---------      ---------      ---------      ---------      ---------
     NET INCOME (LOSS) BEFORE
       EXTRAORDINARY ITEM .....................      (234,809)         1,539         37,105           --         (196,165)
EXTRAORDINARY ITEM:
  Loss on early extinguishment of debt, net
    of applicable income tax ..................          (179)          --                2           --             (177)
                                                    ---------      ---------      ---------      ---------      ---------
     NET INCOME (LOSS) ........................     $(234,988)     $   1,539      $  37,107      $    --        $(196,342)
                                                    =========      =========      =========      =========      =========

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                                ($ IN THOUSANDS)

                                                           GUARANTOR     NON-GUARANTOR     COMPANY
                                                          SUBSIDIARIES   SUBSIDIARIES      (PARENT)    ELIMINATIONS  CONSOLIDATED
                                                          ------------   -------------     -------     ------------  ------------

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
CASH FLOWS FROM OPERATING
  ACTIVITIES: ..........................................    $  32,384      $ (21,068)     $  42,007      $    --        $  53,323
                                                            ---------      ---------      ---------      ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Oil and gas properties ...............................     (478,394)          --             --             --         (478,394)
  Proceeds from sale of assets .........................        3,114           --            3,600           --            6,714
  Investment in preferred stock of Gothic ..............      (39,500)          --             --             --          (39,500)
  Repayment of long-term loan ..........................        2,000           --             --             --            2,000
  Other additions ......................................       (6,161)        (1,343)        (2,267)          --           (9,771)
                                                            ---------      ---------      ---------      ---------      ---------
                                                             (518,941)        (1,343)         1,333           --         (518,951)
                                                            ---------      ---------      ---------      ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings .............................         --             --          658,750           --          658,750
  Payments on borrowings ...............................         --             --         (474,166)          --         (474,166)
  Cash received from issuance of preferred stock .......         --             --          222,760           --          222,760
  Cash paid for purchase of treasury stock .............         --             --          (29,962)          --          (29,962)
  Cash received from exercise of stock options .........         --             --              131           --              131
  Cash dividends paid on common and
    preferred stock ....................................         --             --           (9,617)          --           (9,617)
  Intercompany advances, net ...........................      465,229         (2,545)      (462,684)          --             --
                                                            ---------      ---------      ---------      ---------      ---------
                                                              465,229         (2,545)       (94,788)          --          367,896
                                                            ---------      ---------      ---------      ---------      ---------
  Effect of exchange rate changes on cash ..............       (5,379)          --             --             --           (5,379)
                                                            ---------      ---------      ---------      ---------      ---------
  Net increase (decrease) in cash ......................      (26,707)       (24,956)       (51,448)          --         (103,111)
  Cash, beginning of period ............................         (284)        13,694        110,450           --          123,860
                                                            ---------      ---------      ---------      ---------      ---------
  Cash, end of period ..................................    $ (26,991)     $ (11,262)     $  59,002      $    --        $  20,749
                                                            =========      =========      =========      =========      =========

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
CASH FLOWS FROM OPERATING ACTIVITIES: ..................    $  76,828      $     742      $   7,242      $    --        $  84,812
                                                            ---------      ---------      ---------      ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Oil and gas properties ...............................     (380,868)            64           --             --         (380,804)
  Proceeds from sale of assets .........................        1,190           --             --             --            1,190
  Loans to third parties ...............................       (2,000)          --          (18,000)          --          (20,000)
  Other investments ....................................         --             --          (13,751)          --          (13,751)
  Other additions ......................................      (34,723)          (240)        (5,642)          --          (40,605)
                                                            ---------      ---------      ---------      ---------      ---------
                                                             (416,401)          (176)       (37,393)          --         (453,970)
                                                            ---------      ---------      ---------      ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term borrowings ...................         --             --          292,626           --          292,626
  Payments on borrowings ...............................      (67,655)         1,710         53,195           --          (12,750)
  Cash received from exercise of stock options..........         --             --            1,340           --            1,340
  Cash dividends paid on common stock ..................         --             --           (1,405)          --           (1,405)
  Other financing ......................................         --              (15)          (195)          --             (210)
  Intercompany advances, net ...........................      396,018         (1,709)      (394,309)          --             --
                                                            ---------      ---------      ---------      ---------      ---------
                                                              328,363            (14)       (48,748)          --          279,601
                                                            ---------      ---------      ---------      ---------      ---------
  Net increase (decrease) in cash and cash
    Equivalents ........................................      (11,210)           552        (78,899)          --          (89,557)
  Cash, beginning of period ............................        4,865          6,099        129,775           --          140,739
                                                            ---------      ---------      ---------      ---------      ---------
  Cash, end of period ..................................    $  (6,345)     $   6,651      $  50,876      $    --        $  51,182
                                                             =========      =========      =========      =========      =========


                          PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT EVENTS

On July 7, 1998 the Company's Board of Directors authorized management to explore strategic alternatives to enhance shareholder value, including a possible sale or merger of the Company, based upon the Board's opinion that the market is substantially undervaluing the Company's assets and exploration potential. Also on July 7, 1998 Chesapeake's Board of Directors unanimously adopted a shareholder rights plan designed to deter coercive takeover tactics and to prevent a change of control from occurring without all shareholders receiving a fair price.

Pursuant to the decision to explore various alternatives, the Company engaged Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ") to advise the Company. The Company and DLJ are presently evaluating various alternatives, including the potential sale or merger of the Company, sale of certain assets, or alternative financial strategies. This process is underway and is expected to be concluded within the next few months.

On November 2, 1998 the Company announced it entered into an agreement to tender its 19.9% stake in Pan East Petroleum Corp. ("Pan East") to Poco Petroleums Ltd. and agreed to a property exchange with Pan East. Subject to the successful completion by Poco of its tender offer, the Company anticipates receiving approximately $26 million in cash and increasing its net reserves by four billion cubic feet equivalent of natural gas. As of September 30, 1998, the Company's net investment in the common stock of Pan East of $21.3 million has been accounted for using the equity method and is included in Other Assets in the accompanying Consolidated Balance Sheets.

RESULTS OF OPERATIONS

Three Months Ended September 30, 1998 vs. September 30, 1997

General. For the three months ended September 30, 1998 (the "Current Quarter"), the Company realized a net loss of $4.1 million, or a loss of $0.08 per common share after deducting preferred dividends of $4.0 million. This compares to net income of $5.5 million, or income of $0.08 per common share, for the three months ended September 30, 1997 (the "Prior Quarter").

During the Current Quarter and Prior Quarter, the Company did not record any impairment of its oil and gas properties. Any future impairment is subject to a number of factors, some of which are beyond the control of the Company, including oil and natural gas prices. Lower oil or gas prices could have a material adverse effect on the Company's operations and financial condition and may result in future write-downs of the Company's oil and gas properties due to full-cost ceiling test limitations. As of September 30, 1998, the Company estimates that the present value (SEC-PV10%) of its proved reserves, based on prices at that time of $15.43 per bbl (NYMEX) and $2.32 per mcf (NYMEX), adjusted for usual well-head quality and location (basis) variances, was $929 million. The Company estimates that, as of September 30, 1998, for every $0.10 per thousand cubic feet ("mcf") reduction in natural gas prices and $1.00 per barrel of oil ("bbl") reduction in oil prices, the present value of the Company's proved oil and gas reserves would be reduced by approximately $55 million and $22 million, respectively.


Oil and Gas Sales. During the Current Quarter, oil and gas sales increased significantly to $70.1 million from $45.7 million, an increase of $24.4 million, or 53%. This increase resulted from significantly higher oil and gas production volumes, which increased from 19.2 bcfe in the Prior Quarter to 36.3 bcfe in the Current Quarter, an increase of 17.1 bcfe, or 89%. The higher production volumes were primarily the result of the Company's acquisitions completed during the first four months of 1998. For the Current Quarter, the Company produced 1.6 million barrels of oil ("mmbo") and 26.8 billion cubic feet of natural gas ("bcf"), compared to 0.9 mmbo and 13.9 bcf in the Prior Quarter. Average oil prices realized were $12.41 per barrel of oil in the Current Quarter compared to $18.48 per barrel in the Prior Quarter, a decrease of 33%. Average gas prices realized were $1.88 per mcf in the Current Quarter compared to $2.12 per mcf in the Prior Quarter, a decrease of 11%.

For the Current Quarter, the Company realized an average price of $1.93 per thousand cubic feet equivalent of natural gas ("mcfe"), compared to $2.38 per mcfe in the Prior Quarter. The Company's hedging activities resulted in increased oil and gas revenues of $6.5 million, or $0.18 per mcfe, in the Current Quarter, compared to increases in oil and gas revenues of $0.4 million in the Prior Quarter.

The following table shows the Company's production by region for the Current Quarter and the Prior Quarter:


                                              FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                      ----------------------------------------------------------
                                                  1998                            1997
                                      -----------------------------   --------------------------
   OPERATING AREAS                       MMCFE           PERCENT         MMCFE          PERCENT
---------------------                 -------------   -------------   -------------  ------------

Mid-Continent ................          17,969              50%           4,277              22%
Gulf Coast ...................          13,099              36           13,793              72
Canada .......................           2,533               7             --              --
Other areas ..................           2,667               7            1,091               6
                                        ------          ------           ------          ------
     Total ...................          36,268             100%          19,161             100%
                                        ======          ======           ======          ======


Natural gas production represented approximately 74% of the Company's total production volume on an equivalent basis in the Current Quarter, compared to 73% in the Prior Quarter. The Company anticipates natural gas will represent 70-80% of anticipated 1998 and 1999 production.

Oil and Gas Marketing Sales. The Company realized $36.3 million in oil and gas marketing sales for third parties in the Current Quarter, with corresponding oil and gas marketing expenses of $34.7 million, for a gross profit margin of $1.6 million. This compares to sales of $26.9 million and expenses of $26.7 million, resulting in a gross profit margin of $0.2 million in the Prior Quarter.

Interest and Other. Interest and other revenues for the Current Quarter were $0.8 million compared to $5.9 million in the Prior Quarter. The decrease was primarily caused by the Company maintaining lower invested cash balances resulting in reduced interest income during the Current Quarter.

Production Expenses and Taxes. Production expenses increased to $14.2 million in the Current Quarter, a $10.3 million increase from $3.9 million incurred in the Prior Quarter. This significant increase was due to higher production attributable to acquisitions and higher unit-of-production expense. On a production unit basis, production expenses were $0.39 and $0.20 per mcfe in the Current and Prior Quarters, respectively. Properties acquired in late 1997 and 1998 typically have higher unit-of-production expenses than the Company's historical production base. The Company anticipates production expenses will average $0.40 per mcfe for 1998.

Production taxes, which consist primarily of wellhead severance taxes, were $2.0 million and $1.3 million in the Current and Prior Quarters, respectively. This increase was the result of increased production, offset by certain accounting reclassifications. On a per unit basis, production taxes were $0.05 per mcfe in the Current Quarter compared to $0.07 per mcfe in the Prior Quarter. The Company anticipates incurring production taxes at the rate of $0.07 per mcfe for the remainder of 1998 and 1999.

Oil and Gas Depreciation, Depletion and Amortization. Depreciation, depletion and amortization of oil and gas properties ("DD&A") for the Current Quarter was $34.1 million, compared to $28.6 million in the Prior Quarter. This increase was caused by significantly increased production, partially offset by a decrease in the DD&A rate per mcfe from $1.49 to $0.94 in the Prior and Current Quarters, respectively. The Company's DD&A rate is expected to be approximately $0.95-$1.00 per mcfe for the remainder of 1998.

Depreciation and Amortization of Other Assets. Depreciation and amortization of other assets ("D&A") increased to $2.5 million in the Current Quarter compared to $1.1 million in the Prior Quarter. This increase in D&A was caused by increased investments in depreciable buildings and equipment incurred in conjunction with the acquisitions and increased amortization of debt issuance costs as a result of the issuance of Senior Notes in April 1998. The Company anticipates D&A expense throughout the remainder of 1998 to remain at approximately the same level incurred in the Current Quarter.

General and Administrative. General and administrative expenses ("G&A"), which are net of capitalized internal payroll and non-payroll expenses, were $5.2 million in the Current Quarter compared to $2.8 million in the Prior Quarter. This increase was primarily caused by increased employment levels resulting from the Company's acquisitions. The Company capitalized $0.8 million of internal costs in the Current Quarter directly related to the Company's oil and gas exploration and development efforts, compared to $1.4 million in the Prior Quarter. The Company anticipates that G&A costs for the remainder of 1998 will not increase significantly and expects G&A costs to trend somewhat lower in 1999.

Interest. Interest expense increased to $18.6 million in the Current Quarter from $8.6 million in the Prior Quarter. This increase was a result of additional interest expense in the Current Quarter on the $500 million principal amount of Senior Notes issued on April 22, 1998. In addition to the interest expense reported, the Company capitalized $2.0 million of interest during the Current Quarter compared to $2.6 million capitalized in the Prior Quarter. The Company does not anticipate interest expense will increase significantly during the remainder of 1998.

Provision for Income Taxes. The Company recorded no income tax expense for the Current Quarter or the Prior Quarter. At September 30, 1998, the Company had a net operating loss carryforward of approximately $525 million for regular federal income taxes which will expire in future years beginning in 2007. Management believes that it cannot be demonstrated at this time that it is more likely than not that the deferred income tax assets, comprised primarily of the net operating loss carryforward, will be realizable in future years, and therefore a valuation allowance has been recorded equaling the net deferred tax asset. The Company does not expect to record any book income tax expense or benefit for the remainder of 1998.

Nine Months Ended September 30, 1998 vs. September 30, 1997

General. For the nine months ended September 30, 1998 (the "Current Period"), the Company realized a net loss of $508.7 million, or a loss of $5.48 per common share after deducting preferred dividends of $8.1 million. This compares to a net loss of $196.3 million, or a loss of $2.79 per common share, in the nine months ended September 30, 1997 (the "Prior Period"). The loss in the Current Period was primarily caused by a $466 million asset writedown recorded under the full-cost method of accounting, a $10 million impairment related to certain of the Company's gas processing and transportation assets located in Louisiana, a $13.3 million extraordinary loss on the early extinguishment of debt, and a $19.4 million loss from recurring operations. The asset writedown was partially caused by the acquisitions completed during the Current Period for consideration in excess of the present value (10% discount) of the future net revenues of the acquired proved reserves as of March 31, 1998 or June 30, 1998. See "- Impairment of Oil and Gas Properties". The loss in the Prior Period was caused by a $236 million asset write-down recorded under the full-cost method of accounting. The asset writedown in the Prior Period was primarily caused by poor exploration results in the Company's drilling program, particularly in the Austin Chalk portion of the Louisiana Trend, combined with decreased oil and gas prices, and higher drilling and equipping costs.

Oil and Gas Sales. During the Current Period, oil and gas sales increased significantly to $196.0 million from $148.4 million, an increase of $47.6 million, or 32%. This increase resulted from significantly higher oil and gas production volumes, which increased from 61.0 bcfe in the Prior Period to 96.5 bcfe in the Current Period, an increase of 35.5 bcfe, or 58%. The higher production volumes were primarily the result of the Company's acquisitions completed during the first four months of 1998. For the Current Period, the Company produced 4.6 mmbo and 69.0 bcf, compared to 2.5 mmbo and 45.9 bcf in the Prior Period. Average oil prices realized were $13.21 per barrel in the Current Period compared to $19.66 per barrel in the Prior Period, a decrease of 33%. Average gas prices realized were $1.96 per mcf in the Current Period compared to $2.15 per mcf in the Prior Period, a decrease of 9%.

For the Current Period, the Company realized an average price of $2.03 per mcfe, compared to $2.43 per mcfe in the Prior Period. The Company's hedging activities resulted in increased oil and gas revenues of $10.5 million, or

$0.11 per mcfe, in the Current Period, compared to increases in oil and gas revenues of $0.1 million in the Prior Period.

The following table shows the Company's production by region for the Current Period and the Prior Period:


                                                 FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                       -----------------------------------------------------------
                                                    1998                          1997
                                       -----------------------------   ---------------------------
   OPERATING AREAS                       MMCFE            PERCENT         MMCFE          PERCENT
---------------------                  -------------   -------------   -------------  ------------

Mid-Continent ................          44,809              46%          12,568              21%
Gulf Coast ...................          39,519              41           45,136              74
Canada .......................           5,677               6             --              --
Other areas ..................           6,457               7            3,291               5
                                        ------          ------           ------          ------
     Total ...................          96,462             100%          60,995             100%
                                        ======          ======           ======          ======


Natural gas production represented approximately 72% of the Company's total production volume on an equivalent basis in the Current Period, compared to 75% in the Prior Period.

Oil and Gas Marketing Sales. The Company realized $96.4 million in oil and gas marketing sales for third parties in the Current Period, with corresponding oil and gas marketing expenses of $94.7 million, resulting in a gross profit margin of $1.7 million. This compares to sales of $73.0 million and expenses of $72.3 million with a gross profit margin of $0.7 million in the Prior Period.

Interest and Other. Interest and other revenues for the Current Period were $3.6 million compared to $14.6 million in the Prior Period. The decrease was primarily caused by the Company maintaining lower invested cash balances resulting in reduced interest income during the Current Period.

Production Expenses and Taxes. Production expenses increased to $36.8 million in the Current Period, a $25.7 million increase from $11.1 million incurred in the Prior Period, due to the significantly higher production levels and higher per unit costs. On a production unit basis, production expenses were $0.38 and $0.18 per mcfe in the Current and Prior Periods, respectively. The primary reason for the increase per mcfe was production from properties acquired in late 1997 and 1998, which typically have higher unit-of-production expenses than the Company's historical production base.

Production taxes, which consist primarily of wellhead severance taxes, were $6.1 million and $3.3 million in the Current and Prior Periods, respectively. This increase was primarily the result of increased production. On a per unit basis, production taxes were $0.06 per mcfe in the Current Period compared to $0.05 per mcfe in the Prior Period, the result of higher tax rates associated with production from properties acquired in late 1997 and 1998 compared to the Company's historical production base.

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

The Company incurred an impairment of oil and gas properties charge of $466 million in the Current Period ($250 million recorded during the quarter ended March 31, 1998, and $216 million recorded during the quarter ended June

30, 1998), compared to an impairment charge of $236 million in the Prior Period. The writedown in the Current Period was caused by a combination of several factors, including the acquisitions completed by the Company during the Current Period, which were accounted for using the purchase method. The most significant of these acquisitions were Hugoton Energy Corporation and DLB Oil & Gas, Inc. Higher drilling and completion costs, the evaluation of certain leasehold, seismic and other exploration-related costs that were previously unevaluated, together with decreases in oil and gas prices from December 31, 1997 to June 30, 1998, were the remaining contributing factors which led to the writedown in the Current Period. The $236 million writedown incurred in the Prior Period was due primarily to significant expenditures for acreage acquisition and drilling costs followed by unfavorable exploration and production results in Louisiana, together with increases in drilling and equipment costs and lower oil and gas prices as of June 30, 1997. Future impairment charges, if any, will be dependent upon several factors, primarily oil and gas prices in effect at the date of determination and the results of the Company's exploration activities.

Impairment of Other Assets. In the Current Period, the Company incurred an impairment charge of $10 million as of June 30, 1998 related to certain of the Company's gas processing and transportation assets located in Louisiana. No such charge was recorded in the Prior Period.

Oil and Gas Depreciation, Depletion and Amortization. DD&A for the Current Period was $109.3 million, compared to $95.6 million in the Prior Period. This increase was caused by significantly increased production offset by a decrease in the DD&A rate per mcfe from $1.57 to $1.13 in the Prior and Current Periods, respectively.

Depreciation and Amortization of Other Assets. D&A increased to $5.8 million in the Current Period compared to $3.1 million in the Prior Period. This increase in D&A was caused by increased investments in depreciable buildings and equipment incurred in conjunction with acquisitions and increased amortization of debt issuance costs as a result of the issuance of Senior Notes in April 1998.

General and Administrative. G&A, which is net of capitalized internal payroll and non-payroll expenses, was $14.7 million in the Current Period compared to $7.8 million in the Prior Period. This increase was primarily caused by increased employment levels associated with the Company's acquisitions. The Company capitalized $4.0 million of internal costs in the Current Period directly related to the Company's oil and gas exploration and development efforts, compared to $4.2 million in the Prior Period.

Interest. Interest expense increased to $47.9 million in the Current Period from $20.9 million in the Prior Period. This increase was a result of additional interest expense in the Current Period on the $500 million principal amount of Senior Notes issued on April 22, 1998. In addition to the interest expense reported, the Company capitalized $5.8 million of interest during the Current Period compared to $7.9 million capitalized in the Prior Period.

Provision for Income Taxes. The Company recorded no income tax expense for the Current Period, and recorded a $17.9 million tax benefit in the Prior Period.

Loss on Early Extinguishment of Debt. During the Current Period and Prior Period, the Company recorded a loss on early extinguishment of debt of $13.3 million and $0.2 million, respectively. The loss in the Current Period was due primarily to the early retirement of the Company's 10.5% Senior Notes due 2002. The cost to acquire the $90 million aggregate principal amount 10.5% Senior Notes of $99 million, together with the write-off of associated debt issue costs, resulted in an extraordinary charge of $13.3 million during the Current Period. The Company did not record any such charges in the Current Quarter or Prior Quarter.

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

As of September 30, 1998, the Company had the following natural gas swap arrangement for periods after September 1998:

                                               MONTHLY         NYMEX-INDEX
                                               VOLUME         STRIKE PRICE
                MONTHS                         (MMBTU)         (PER MMBTU)
                ------                         -------        ------------
           October 1998...............       4,960,000           $  2.346

The swap arrangement listed above was closed but not settled as of September 30, 1998, resulting in net proceeds to the Company of $1.1 million in October 1998. The Company has closed transactions for natural gas previously hedged for the period April 1999 through November 1999 and locked in net proceeds of $3.2 million. Subsequent to September 30, 1998, the Company sold December 1998 natural gas call options with a strike price of $2.60 on volume of 3.1 bcf for $0.1325 per mmbtu, and sold January 1999 natural gas call options with a strike price of $2.70 on volume of 3.1 bcf for $0.2225 per mmbtu.

As of October 15, 1998, the Company closed transactions for oil previously hedged from January 1999 through December 1999, resulting in a $0.9 million reduction of revenue. The Company has closed transactions for crude oil previously hedged for the period from September 1998 through February 1999 and has locked in net proceeds of $0.4 million.

The Company also utilizes hedging strategies to manage fixed-interest rate exposure. Through the use of a swap arrangement, the Company believes that it can benefit from stable or falling interest rates and reduce its upfront interest expense. As of September 30, 1998, the Company's interest rate swap resulted in a $0.2 million reduction of interest expense for the period August 1998 through October 1998, which settled on November 2, 1998.

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

As of September 30, 1998, the Company had a working capital deficit of approximately $2.0 million. The Company, as the result of significantly lower oil and gas prices and a change in the Company's strategy away from higher risk drilling and toward a more balanced acquisition and exploitation strategy, has continued to reduce its capital expenditure plans. The Company currently estimates that it will expend approximately $50 million for drilling, seismic and leasehold expenditures for the three months ended December 31, 1998 and is currently budgeting $195 million in expenditures for 1999. The capital expenditure budget is largely discretionary, and can be adjusted by the Company based on operating results or other factors. The Company believes it has sufficient capital resources from anticipated cash flow from operations, planned asset sales and unused commercial bank facilities to fund the reduced drilling program for the remainder of 1998.

As part of its capital resources plan, the Company has undertaken to sell various non-core assets. The Company expects to realize between $75 and $100 million of cash from these asset sales within the six months beginning October 1, 1998, inclusive of the $26 million transaction announced on November 2, 1998 between Poco Petroleums Ltd. and the Company involving Pan East common stock and oil and gas reserves in the Helmet area of British Columbia. Other completed asset sales combined with offers currently in hand total approximately $25 million. These asset sales are independent of the Company's strategic alternatives evaluation process.

The Company has a $50 million secured revolving bank facility with its primary commercial bank. As a result of its reduced capital expenditure plan, reduced acquisition program, and the planned sale of assets, the Company believes this size of bank facility is appropriate for the foreseeable future, although significantly larger secured facilities could be established within the limits of the Company's senior note indentures. The facility contains terms and conditions similar to the bank facilities the Company has had in the past, including collateral-based borrowing limitations. The primary purpose of the facility is to provide standby liquidity for the Company. The Company had no borrowings outstanding under this facility at September 30, 1998.

On May 20, 1998, the Company's Board of Directors approved the expenditure of up to $25 million to purchase outstanding Company common stock. On July 14, 1998, the Board increased the authorized expenditure to $30 million. As of August 25, 1998 the Company had purchased approximately 8.5 million shares of common stock for an aggregate amount of $30.0 million pursuant to such authorization.

The Company's senior note indentures contain restrictions on the Company's ability to make Restricted Payments (as defined), including the payment of preferred stock dividends unless certain tests are met. The Company anticipates that, based on expected production, pricing, and expenses for the twelve months ending December 31, 1998, it may not be able to meet the requirements to incur additional unsecured indebtedness, and consequently would not be able to pay cash dividends on its 7% Cumulative Convertible Preferred Stock as of February 1, 1999. Subsequent payments will be subject to the same restrictions and are dependent upon variables that are beyond the Company's ability to predict, chiefly the future level of oil and gas prices. This restriction does not affect the Company's ability to borrow under or expand its secured commercial bank facility. If the Company fails to pay dividends for six quarterly periods, the holders of preferred stock would be entitled to elect two additional members to the Board.

The Company's cash provided by operating activities before changes in current assets and liabilities decreased 17% to $96.7 million during the Current Period compared to $117.0 million during the Prior Period. The decrease was due primarily to reduced operating income as a result of a decrease in average oil and gas prices between periods.

Cash used in investing activities increased to $518.9 million during the Current Period from $453.9 million in the Prior Period. The Company completed several acquisitions requiring cash in the Current Period which totaled $345 million, compared to none in the Prior Period, offset by a significant decrease in drilling activity and leasehold acquisitions in the Current Period compared to the Prior Period. During the Current Period the Company expended approximately $143.8 million to initiate drilling on 166 gross (91.5 net) wells and invested approximately $11.1 million in leasehold acquisitions. This compares to $254.4 million to initiate drilling on 140 gross (78.2 net) wells and $113.1 million to purchase leasehold in the Prior Period.

Cash provided by financing activities was $367.9 million in the Current Period, compared to $279.6 million in the Prior Period. During the Current Period, the Company retired $465 million of debt consisting of $85 million of debt assumed at the completion of the DLB acquisition, $120 million of debt assumed at the completion of the Hugoton acquisition, $90 million of senior notes, and $170 million of borrowings made under its commercial bank credit facilities. The Company issued $500 million in senior notes and $230 million in preferred stock. During the Prior Period, the Company issued $300 million in Senior Notes.

The Company is subject to certain routine legal proceedings, none of which are expected to have a material adverse effect upon the Company's financial condition or operations. The Company is also a defendant in other non-routine lawsuits, which are described in Note 3 of the notes to the accompanying financial statements. Also see Part II, Item 1 of this report. An adverse outcome in one or more of such suits could have a material effect on the Company, although management is unable to quantify the Company's exposure to liability. No provision for litigation liability has been recorded for these non-routine lawsuits in the Company's financial statements.

YEAR 2000

Project. The Company has placed a high priority on proactively resolving computer or imbedded chip problems related to the "Year 2000" which may have adverse material effects on its continuing operations or cash flow. This problem would be caused by the inability of a component (software, hardware or equipment with embedded microprocessors) to correctly process date data in and between the 20th and 21st centuries and therefore fail to properly perform its intended functions, and/or to exchange correct date data with other components. This problem would most typically be caused by erroneous date calculations, which results from using two digits to signify a year (century implied), handling leap years incorrectly or the use of "special" values that can be confused with legitimate calendar dates. The scope of the Year 2000 project includes conducting an inventory of the Company's software, hardware and "embedded systems" equipment, assessing potential for failure and the associated risk, prioritizing the need for remediation, repairing or replacing significant noncompliant items, and testing. In addition, the Company will take a similar approach to mitigating risks associated with the Year 2000 readiness of material business partners (vendors, suppliers, customers, etc.). The project will also identify contingency plans to cope with unexpected events resulting from Year 2000 issues.

Beginning in mid 1997, the Company began an assessment of its core financial and operational software systems. Three critical systems were identified with date sensitivities: oil and gas financial accounting, production accounting and land/lease administration. A Year 2000 compliant release of the oil and gas financial accounting package in use at the Company is available and has been scheduled for implementation during the first calendar quarter of 1999. The production accounting system in use at the Company is also scheduled for upgrade to a Year 2000 compliant version early in 1999. Both of these upgrades have been scheduled to maintain currency with the respective vendors' support and to take advantage of additional features and performance enhancements. A project has been underway since early 1997 to implement a completely revamped version of the land/lease administration package in use at the Company to provide significantly increased functionality and reliability. The terms of this development arrangement stipulated Year 2000 compliance and is being monitored. Assessment continues for lower priority software systems.

In addition, the Year 2000 compliant AS/400, on which the accounting package resides, was upgraded to provide additional capacity in late 1997. Operating system upgrades will be implemented in the near future for the Windows NT based servers to complete their remediation.

Other activities either already underway or scheduled to start during the balance of 1998 include testing of desktop PC's, assessment of material business partners, and inventory of embedded systems in field locations. The following table summarizes the current overall status of the project with anticipated completion dates:

                            -------------------------------------------------------------------------------------
                                                                     Phase
                            -------------------------------------------------------------------------------------
     Component                     Inventory            Assessment/Prioritization       Remediation/Contingency
    ----------------------  -----------------------  ------------------------------  ----------------------------
     Software                November 30, 1998            December 31, 1998                 June 30, 1999
     Hardware                December 31, 1998            January 31, 1999                  March 31, 1999
     Business Partners       December 31, 1998            March 31, 1999                    June 30, 1999
     Embedded Systems        March 31, 1999               April 30, 1999                    June 30, 1999
     (Non-IT Systems)

In addition to the above, during the second quarter of 1999 the Company will develop an overall contingency plan to assure continued operations which will include precautionary measures.

Cost. To date, the Company has incurred only minor consulting costs for Year 2000 project planning and scope definition. All software packages requiring an upgrade which have been identified will be upgraded within normal maintenance procedures and will not require additional out of pocket expense. In all cases these upgrades had been previously scheduled to maintain desired vendor support and no upgrade project schedule has been accelerated to achieve Year 2000 compliance. An accurate cost cannot be determined prior to conclusion of the Assessment/Prioritization phase, but it is expected total project expenditures including the use of outside consultants should not exceed $1 million. This does not include any costs which may be assessed by joint venture partners on properties not operated by the Company.

Risks/Contingency. The failure to remediate critical systems (software, hardware or embedded systems), or the failure of a material business partner to resolve critical Year 2000 issues could have serious adverse impact on the ability of the Company to continue operations and meet obligations. At the current time, it is believed that any interruption in operation will be minor and short-lived and will pose no safety or environmental risks. However, until all assessment phases have been completed it is impossible to accurately identify the risks, quantify potential impacts or establish a contingency plan. The Company has not yet clearly identified the most likely worst case scenario if the Company and its material business partners do not achieve Year 2000 compliance on a timely basis. The Company currently intends to complete its contingency planning by June 30, 1999.

FORWARD LOOKING STATEMENTS

This Form 10-Q includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements other than statements of historical facts included in this Form 10-Q, including without limitation statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding oil and gas reserve estimates, planned capital expenditures, expected oil and gas production, the Company's financial position, business strategy and other plans and objectives for future operations, capital expenditures plans, expected future expenses, and Year 2000 compliance efforts are forwardlooking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Factors that could cause actual results to differ materially from those expected by the Company, including, without limitation, factors discussed under Risk Factors in the Company's Form 10-K for the period ended December 31, 1997, are concentration of unevaluated leasehold in Louisiana, impairment of asset value, need to replace reserves, substantial capital requirements, ability to supplement capital resources with asset sales, substantial indebtedness, fluctuations in the prices of oil and gas, uncertainties inherent in estimating quantities of oil and gas reserves, projecting future rates of production and the timing of development expenditures, competition, operating risks, acquisition and integration of operation risks, restrictions imposed by lenders, liquidity and capital requirements, the effects of governmental and environmental regulation, patent and securities litigation, adverse changes in the market for the Company's oil and gas production and the Company's ability to successfully address Year 2000 issues. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to release publicly the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof, including, without limitation, changes in the Company's business strategy or planned capital expenditures, or to reflect the occurrence of unanticipated events.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

- Not applicable

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is subject to ordinary routine litigation incidental to its business. In addition, the Company and its officers and directors are defendants in two purported class actions alleging violations of federal and Oklahoma state securities laws. Also the Company is defending a patent infringement claim in another pending action. These matters are described in Item 3 of the Company's Transition Report on Form 10-K for the six-month period ended December 31, 1997, as updated by its Quarterly Reports on Form 10-Q for the first and second quarters of 1998.

On September 11, 1998, the Company and the other named defendants filed a motion to dismiss in Yuan, et al. v. Bayard Drilling Technologies, Inc., et al. pending in the U.S. District Court for the Western District of Oklahoma.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Effective as of September 11, 1998, the Rights Agreement between the Company and UMB Bank, N.A., as rights agent, was amended to add as an "Exempt Person" the pledgee of shares beneficially owned by certain other Exempt Persons as of the date of the amendment, to the extent that such pledgee exercises its rights under the pledge other than the exercise of any voting power or the acquisition of ownership.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

- Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

- Not applicable

ITEM 5. OTHER INFORMATION

In July 1998, the Company made a $5 million secured loan to each of Aubrey K. McClendon and Tom L. Ward, the Company's Chairman and Chief Executive Officer and President, respectively. Each loan is payable on or before December 31, 1998 with interest accruing at an annual rate of 9 1/8%, payable quarterly.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

                The following exhibits are filed as a part of this report:

          Exhibit No.

           4.1.1 Fourth Supplemental Indenture, dated July 1, 1998, to Indenture dated as of March 15, 1997 among the Registrant, as issuer, its subsidiaries signatory thereto, as Subsidiary Guarantors, and United States Trust Company of New York, as Trustee, with respect to 7-7/8% Senior Notes due 2004.

           4.2.1 Fourth Supplemental Indenture, dated July 1, 1998, to Indenture dated as of March 15, 1997 among the Registrant, as issuer, its subsidiaries signatory thereto, as Subsidiary Guarantors, and United States Trust Company of New York, as Trustee, with respect to 8-1/2% Senior Notes due 2012.

           4.3.1 Fourth Supplemental Indenture, dated July 1, 1998, to Indenture dated as of April 1, 1996 among the Registrant, as issuer, its subsidiaries signatory thereto, as Subsidiary Guarantors, and United States Trust Company of New York, as Trustee, with respect to 9-1/8% Senior Notes due 2006.

           4.4.1 First Supplemental Indenture, dated July 1, 1998, to Indenture dated as of April 1, 1998 among the Registrant, as issuer, its subsidiaries signatory thereto, as Subsidiary Guarantors, and United States Trust Company of New York, as Trustee, with respect to 9-5/8% Senior Notes due 2005.

           10.2.1 Amended and Restated Employment Agreement dated July 1, 1998 between Aubrey K. McClendon and Chesapeake Energy Corporation.

           10.2.2 Amended and Restated Employment Agreement dated July 1, 1998 between Tom L. Ward and Chesapeake Energy Corporation.

           10.3 Amendment No. 1 dated September 11, 1998 to Rights Agreement dated July 15, 1998 between the Registrant and UMB Bank, N.A., as Rights Agent.

           12            Schedule of Ratios

           27            Financial Data Schedule

(b)       Reports on Form 8-K

         During the quarter ended September 30, 1998, the Company filed the following Current Reports on Form 8-K:

         On July 2, 1998, the Company filed a current report on Form 8-K reporting under Item 5 that the Company issued a press release announcing the declaration of quarterly cash dividends on the Company's common stock and preferred stock.

         On July 6, 1998, the Company filed a current report on Form 8-K reporting under Item 5 that the Company issued a press release announcing that Thomas L. Winton has been named Senior Vice President Information Technology.

         On July 9, 1998, the Company filed a current report on Form 8-K reporting under Item 5 that the Company issued a press release announcing that the Board of Directors authorized management to explore strategic alternatives to enhance shareholder value, involving possible sale or merger of the Company.

         On July 16, 1998, the Company filed a current report on Form 8-K reporting under Item 5 that the Company issued a press release announcing that the Board of Directors adopted a shareholder rights plan on July 7, 1998.

         On July 31, 1998, the Company filed a current report on Form 8-K reporting under Item 5 that the Company issued a press release announcing it had hired Donaldson Lufkin & Jenrette to act as financial advisor in evaluating the Company's various strategic alternatives.

         On August 7, 1998, the Company filed a current report on Form 8-K reporting under Item 5 that the Company issued a press release reporting 1998 second quarter results.

         On September 29, 1998, the Company filed a current report on Form 8-K reporting under Item 5 that the Company issued a press release announcing the declaration of a quarterly cash dividend on the Company's preferred stock and the suspension of cash dividends on its common stock.

         On October 7, 1998, the Company filed a current report on Form 8-K reporting under Item 5 that the Company issued a press release announcing a significant Tuscaloosa discovery.

         On October 23, 1998, the Company filed a current report on Form 8-K reporting under Item 5 that the Company issued a press release providing a status report on drilling activity.

         On November 9, 1998, the Company filed a current report on Form 8-K announcing that it agreed to tender its 19.9% stake in Pan East Petroleum Corp. to Poco Petroleums Ltd. and agreed to a property exchange with Pan East.

                                   SIGNATURES





          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         CHESAPEAKE ENERGY CORPORATION
                                            (Registrant)



     November 16, 1998                   /s/ Aubrey K. McClendon
--------------------------               -------------------------------------
          Date                           Aubrey K. McClendon
                                         Chairman and
                                         Chief Executive Officer





     November 16, 1998                   /s/ Marcus C. Rowland
--------------------------               -------------------------------------
          Date                           Marcus C. Rowland
                                         Executive Vice President and
                                         Chief Financial Officer

                               Index to Exhibits


Exhibit No.             Description                                                                       Page
----------              -----------                                                                       ----

   4.1.1                Fourth Supplemental Indenture, dated July 1, 1998, to
                        Indenture dated as of March 15, 1997 among the Registrant, as issuer, its subsidiaries signatory thereto, as Subsidiary Guarantors, and United States
                        Trust Company of New York, as Trustee, with respect to 7-7/8% Senior Notes due 2004.

   4.2.1                Fourth Supplemental Indenture, dated July 1, 1998, to
                        Indenture dated as of March 15, 1997 among the Registrant, as issuer, its subsidiaries signatory thereto, as Subsidiary Guarantors, and United States
                        Trust Company of New York, as Trustee, with respect to 8-1/2% Senior Notes due 2012.

   4.3.1                Fourth Supplemental Indenture, dated July 1, 1998, to
                        Indenture dated as of April 1, 1996 among the Registrant, as issuer, its subsidiaries signatory thereto, as Subsidiary Guarantors, and United States
                        Trust Company of New York, as Trustee, with respect to 9-1/8% Senior Notes due 2006.

   4.4.1                First Supplemental Indenture, dated July 1, 1998, to
                        Indenture dated as of April 1, 1998 among the Registrant, as issuer, its subsidiaries signatory thereto, as Subsidiary Guarantors, and United States
                        Trust Company of New York, as Trustee, with respect to 9-5/8% Senior Notes due 2005.

   10.2.1               Amended and Restated Employment Agreement dated July 1,
                        1998 between Aubrey K. McClendon and Chesapeake Energy
                        Corporation.

   10.2.2               Amended and Restated Employment Agreement dated July 1,
                        1998 between Tom L. Ward and Chesapeake Energy
                        Corporation.

   10.3                 Amendment No. 1 dated September 11, 1998 to Rights
                        Agreement dated July 15, 1998 between the Registrant and
                        UMB Bank, N.A., as Rights Agent.

   12                   Schedule of Ratios

   27                   Financial Data Schedule
