Form 10-Q
period 1999-03-31
CHESAPEAKE ENERGY CORP
filed 1999-05-14
CIK 895126

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

                              YES [X] NO [ ]

    At April 30, 1999, there were 96,910,308 shares of the registrant's $.01 par value Common Stock outstanding.

================================================================================

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

             INDEX TO FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1999



PART I. FINANCIAL INFORMATION

                                                                                                  PAGE
                                                                                                  ----
          Item 1.     Consolidated Financial Statements:

                      Consolidated Balance Sheets at March 31, 1999 (Unaudited) and
                      December 31, 1998                                                             3

                      Consolidated Statements of Operations for the Three Months Ended
                      March 31, 1999 and 1998 (Unaudited)                                           4

                      Consolidated Statements of Cash Flows for the Three Months Ended
                      March 31, 1999 and 1998 (Unaudited)                                           5

                      Notes to Consolidated Financial Statements (Unaudited)                        6

          Item 2.     Management's Discussion and Analysis of Financial Condition and
                      Results of Operations                                                        14

          Item 3.     Quantitative and Qualitative Disclosures About Market Risks                  20


PART II. OTHER INFORMATION

          Item 1.     Legal Proceedings                                                            22

          Item 2.     Changes in Securities and Use of Proceeds                                    22

          Item 3.     Defaults Upon Senior Securities                                              22

          Item 4.     Submission of Matters to a Vote of Security Holders                          22

          Item 5.     Other Information                                                            22

          Item 6.     Exhibits and Reports on Form 8-K                                             22

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                                                MARCH 31,       DECEMBER 31,
                                                                                                  1999              1998
                                                                                               -----------      -----------
                                                                                               (UNAUDITED)
                                                                                                    ($ IN THOUSANDS)
CURRENT ASSETS:
  Cash and cash equivalents ..............................................................     $    10,803      $    29,520
  Restricted cash ........................................................................             946            5,754
  Accounts receivable:
   Oil and gas sales .....................................................................           9,131           13,835
   Oil and gas marketing sales ...........................................................          15,224           19,636
   Joint interest and other, net of allowance for doubtful
     accounts of $3.2 million and $3.2 million............................................          12,906           27,373
   Related parties .......................................................................          13,726           15,455
  Inventory ..............................................................................           5,389            5,325
  Other ..................................................................................           2,070            1,101
                                                                                               -----------      -----------
     Total Current Assets ................................................................          70,195          117,999
                                                                                               -----------      -----------
PROPERTY AND EQUIPMENT:
  Oil and gas properties, at cost based on full-cost accounting:
   Evaluated oil and gas properties ......................................................       2,192,636        2,142,943
   Unevaluated properties ................................................................          49,502           52,687
   Less: accumulated depreciation, depletion and amortization ............................      (1,597,697)      (1,574,282)
                                                                                               -----------      -----------
                                                                                                   644,441          621,348
  Other property and equipment ...........................................................          79,368           79,718
  Less: accumulated depreciation and amortization ........................................         (38,287)         (37,075)
                                                                                               -----------      -----------
     Total Property and Equipment ........................................................         685,522          663,991
                                                                                               -----------      -----------
OTHER ASSETS .............................................................................          29,532           30,625
                                                                                               -----------      -----------
     TOTAL ASSETS ........................................................................     $   785,249      $   812,615
                                                                                               ===========      ===========

                                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Notes payable ..........................................................................     $    25,000      $    25,000
  Accounts payable .......................................................................          26,482           36,854
  Accrued liabilities and other ..........................................................          46,376           46,572
  Revenues and royalties due others ......................................................          16,252           22,858
                                                                                               -----------      -----------
     Total Current Liabilities ...........................................................         114,110          131,284
                                                                                               -----------      -----------
LONG-TERM DEBT, NET ......................................................................         919,097          919,076
                                                                                               -----------      -----------
REVENUES AND ROYALTIES DUE OTHERS ........................................................          11,744           10,823
                                                                                               -----------      -----------
STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred Stock, $.01 par value, 10,000,000 shares authorized;
   4,600,000 shares of 7% cumulative convertible stock issued and outstanding at March 31, 1999 and December 31, 1998,
   liquidation preference of $230 million plus accrued but
   unpaid dividends of $8.1 million and $4.0 million at ..................................         230,000          230,000
   March 31, 1999 and December 31, 1998, respectively
  Common Stock, $.01 par value, 250,000,000 shares authorized;
   105,213,750 shares issued at March 31, 1999 and December 31, 1998, respectively........           1,052            1,052
  Paid-in capital ........................................................................         682,263          682,263
  Accumulated deficit ....................................................................      (1,139,145)      (1,127,195)
  Accumulated other comprehensive income (loss) ..........................................          (3,910)          (4,726)
  Less: treasury stock, at cost; 8,503,300 shares at March 31, 1999
   and December 31, 1998 .................................................................         (29,962)         (29,962)
                                                                                               -----------      -----------
     Total Stockholders' Equity (Deficit) ................................................        (259,702)        (248,568)
                                                                                               -----------      -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT) .....................................     $   785,249      $   812,615
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

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                   THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                 ------------------------
                                                                    1999         1998
                                                                 ---------      ---------
REVENUES:
 Oil and gas sales .........................................     $  51,806      $  50,241
 Oil and gas marketing sales ...............................        13,871         26,524
                                                                 ---------      ---------
     Total revenues ........................................        65,677         76,765
                                                                 ---------      ---------
OPERATING COSTS:
 Production expenses .......................................        13,992          7,894
 Production taxes ..........................................         1,990          1,544
 Oil and gas marketing expenses ............................        13,285         26,261
 Impairment of oil and gas properties ......................            --        250,000
 Oil and gas depreciation, depletion and amortization ......        23,153         31,342
 Depreciation and amortization of other assets .............         2,166          1,380
 General and administrative ................................         4,024          4,380
                                                                 ---------      ---------
     Total operating costs .................................        58,610        322,801
                                                                 ---------      ---------
INCOME (LOSS) FROM OPERATIONS ..............................         7,067       (246,036)
                                                                 ---------      ---------
OTHER INCOME (EXPENSE):
 Interest and other income .................................           873            224
 Interest expense ..........................................       (19,890)       (10,688)
                                                                 ---------      ---------
     Total other income (expense) ..........................       (19,017)       (10,464)
                                                                 ---------      ---------
OPERATING LOSS BEFORE INCOME TAX ...........................       (11,950)      (256,500)
                                                                 ---------      ---------
INCOME TAX EXPENSE:
 Current ...................................................            --             --
 Deferred ..................................................            --             --
                                                                 ---------      ---------
     Total income tax expense ..............................            --             --
                                                                 ---------      ---------
NET LOSS ...................................................       (11,950)      (256,500)
PREFERRED STOCK DIVIDENDS ..................................        (4,026)            --
                                                                 ---------      ---------
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS ..................     $ (15,976)     $(256,500)
                                                                 =========      =========

LOSS PER COMMON SHARE (BASIC AND ASSUMING DILUTION) ........     $   (0.17)     $   (3.19)
                                                                 =========      =========

WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT
 SHARES OUTSTANDING
 Basic and Assuming Dilution ...............................        96,710         80,330
                                                                 =========      =========

The accompanying notes are an integral part of these consolidated financial statements.

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                      THREE MONTHS ENDED
                                                                                                           MARCH 31,
                                                                                                   ------------------------
                                                                                                      1999           1998
                                                                                                   ---------      ---------
                                                                                                         ($ IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ...................................................................................     $ (11,950)     $(256,500)
  Adjustments to reconcile net loss to net cash provided by
   operating activities:
   Depreciation, depletion and amortization ..................................................        24,550         32,326
   Impairment of oil and gas assets ..........................................................            --        250,000
   Amortization of loan costs ................................................................           769            396
   Amortization of bond discount .............................................................            21             21
   Loss on sale of fixed assets and other ....................................................            78            368
   Equity in losses of equity investees ......................................................            --             22
   Bad debt expense ..........................................................................            --            604
                                                                                                   ---------      ---------
     Cash provided by operating activities before changes in
        current assets and liabilities .......................................................        13,468         27,237
   Changes in current assets and liabilities .................................................        12,830         21,948
                                                                                                   ---------      ---------
     Cash provided by operating activities ...................................................        26,298         49,185
                                                                                                   ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Exploration, development and acquisition of oil and gas properties .........................       (49,030)      (148,782)
  Proceeds from sale of assets ...............................................................         3,584             --
  Repayment of long-term loan ................................................................            --          2,000
  Additions to other property and equipment ..................................................          (712)       (19,684)
  Other ......................................................................................           327             --
                                                                                                   ---------      ---------
     Cash used in investing activities .......................................................       (45,831)      (166,466)
                                                                                                   ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term borrowings .........................................................            --        145,000
  Payments on long-term borrowings ...........................................................            --       (120,000)
  Cash received from exercise of stock options ...............................................            --             61
  Other financing ............................................................................            --            305
                                                                                                   ---------      ---------
     Cash provided by financing activities ...................................................            --         25,366
                                                                                                   ---------      ---------
EFFECT OF CHANGES IN EXCHANGE RATE ON CASH ...................................................           816             --
                                                                                                   ---------      ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS ....................................................       (18,717)       (91,915)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ...............................................        29,520        123,860
                                                                                                   ---------      ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD .....................................................     $  10,803      $  31,945
                                                                                                   =========      =========


                                                                                                     THREE MONTHS ENDED
                                                                                                         MARCH 31,
                                                                                                   ---------------------
                                                                                                    1999         1998
                                                                                                   -------     ---------
                                                                                                      ($ IN THOUSANDS)
DETAILS OF ACQUISITION OF HUGOTON ENERGY CORPORATION:
  Fair value of assets acquired ..............................................................     $    --     $ 336,517
  Liabilities acquired .......................................................................     $    --     $(128,146)
  Stock issued ...............................................................................     $    --     $(206,321)
  Fair value of Hugoton stock options converted
    into Chesapeake stock options ............................................................     $    --     $  (2,050)


The accompanying notes are an integral part of these consolidated financial statements.

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)



1. ACCOUNTING PRINCIPLES

The accompanying unaudited consolidated financial statements of Chesapeake Energy Corporation and Subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q as prescribed by the Securities and Exchange Commission. All material adjustments (consisting solely of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods have been reflected. The results for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full fiscal year.

This Form 10-Q relates to the three months ended March 31, 1999 (the "Current Quarter") and March 31, 1998 (the "Prior Quarter").

2. LEGAL PROCEEDINGS

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

In October 1996, Union Pacific Resources Company ("UPRC") sued the Company alleging infringement of a patent for a drilling method, tortious interference with confidentiality contracts between UPRC and certain of its former employees and misappropriation of proprietary information of UPRC. UPRC's claims against the Company are based on services provided to the Company by a third party vendor controlled by former UPRC employees. UPRC

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)


is seeking injunctive relief, damages of an unspecified amount, including actual, enhanced, consequential and punitive damages, interest, costs and attorneys' fees. In May 1998, the court ruled as a matter of law that UPRC's tort claims for misappropriation of trade secrets and tortious interference with business relations are barred by the statute of limitations. Further, the court found that UPRC's claim for inducement to infringe its patent for a drillbit steering method is barred as to any wells drilled by the Company prior to August 14, 1995. The only issues remaining in the case involve the validity, potential infringement and value, if any, of UPRC's patent. The Company believes that it has meritorious defenses to UPRC's allegations and has petitioned the court to declare the UPRC patent invalid. Various motions for summary judgment are pending. The issues of validity and infringement are set for trial beginning June 7, 1999. No estimate of a probable loss or range of estimate of a probable loss, if any, can be made at this time; however, in reports filed in the proceeding, experts for UPRC claim that damages could be as much as $18 million while Company experts state that the amount should not exceed $25,000, in each case based on a reasonable royalty.

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

3. IMPAIRMENT OF OIL AND GAS PROPERTIES

The Company incurred an impairment of oil and gas properties charge of $250 million in the Prior Quarter. This writedown was caused by several factors, including the effects of accounting for the acquisition of Hugoton Energy Corporation ("Hugoton") using the purchase accounting method, oil prices declining from $17.62 at December 31, 1997 to $13.92 at March 31, 1998, gas prices declining from $2.29 at December 31, 1997 to $2.01 at March 31, 1998 and higher drilling and completion costs compared to previous estimates. Additionally, lower oil and gas prices at March 31, 1998 and higher drilling costs caused downward revisions in the Company's proved reserves as certain proved undeveloped reserves previously estimated by the Company were rendered uneconomic and therefore excluded by the Company from its proved reserves.

4. NET INCOME (LOSS) PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). SFAS 128 requires presentation of "basic" and "diluted" earnings per share, as defined, on the face of the statement of operations for all entities with complex capital structures.

SFAS 128 requires a reconciliation of the numerators and denominators of the basic and diluted EPS computations. For the Current Quarter and Prior Quarter there was no difference between actual weighted average shares outstanding, which are used in computing basic EPS and diluted weighted average shares, which are used in computing diluted EPS. Options to purchase 13.7 million shares and
10.2 million shares of common stock at a weighted average exercise price of $1.71 and $5.69 were outstanding during the Current Quarter and Prior Quarter, respectively, but were not included in the computation of diluted EPS because the effect of these outstanding options would be antidilutive.

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)


5. SENIOR NOTES

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

9.625% Notes

The Company has outstanding $500 million in aggregate principal amount of 9.625% Senior Notes which mature May 1, 2005. The 9.625% Notes bear interest at the rate of 9.625%, payable semiannually on each May 1 and November 1. The 9.625% Notes are senior, unsecured obligations of the Company and are fully and unconditionally guaranteed, jointly and severally, by the Guarantor Subsidiaries.

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

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)


These senior note indentures also limit the Company's ability to make restricted payments (as defined), including the payment of preferred stock dividends, unless certain tests are met. As of December 31, 1998 and March 31, 1999, the Company was unable to meet the requirements to incur additional unsecured indebtedness, and consequently was not able to pay the quarterly cash dividend of $4.0 million on its 7% cumulative convertible preferred stock on February 1, 1999 or May 1, 1999. Subsequent payments will be subject to the same restrictions and are dependent upon variables that are beyond the Company's ability to predict. This restriction does not affect the Company's ability to borrow under or expand its secured commercial bank facility. If the Company fails to pay dividends for six quarterly periods, the holders of preferred stock would be entitled to elect two additional members to the Board.

Set forth below are condensed consolidating financial statements of the Guarantor Subsidiaries, the Company's subsidiaries which are not guarantors of the Senior Notes (the "Non-Guarantor Subsidiaries") and the Company. Separate financial statements of each Guarantor Subsidiary have not been provided because management has determined that they are not material to investors.

As of and for the three months ended March 31, 1999, the Non-Guarantor Subsidiary was Chesapeake Energy Marketing, Inc. ("CEMI"). As of and for the three months ended March 31, 1998, the Non-Guarantor Subsidiaries were CEMI, Chesapeake Acquisition Corporation and subsidiaries of those companies. For both periods, the remaining subsidiaries of the Company were Guarantor Subsidiaries.

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                      CONDENSED CONSOLIDATING BALANCE SHEET

                              AS OF MARCH 31, 1999
                                ($ IN THOUSANDS)


                                     ASSETS

                                                     GUARANTOR     NON-GUARANTOR       COMPANY
                                                   SUBSIDIARIES    SUBSIDIARIES        (PARENT)      ELIMINATIONS      CONSOLIDATED
                                                   -----------     -------------     -----------     ------------      ------------
CURRENT ASSETS:
  Cash and cash equivalents ..................     $   (14,000)     $    11,407      $    14,342      $        --      $    11,749
  Accounts receivable, net ...................          33,347           24,124              325           (6,809)          50,987
  Inventory ..................................           5,001              388               --               --            5,389
  Other ......................................           1,707                2              361               --            2,070
                                                   -----------      -----------      -----------      -----------      -----------
     Total Current Assets ....................          26,055           35,921           15,028           (6,809)          70,195
                                                   -----------      -----------      -----------      -----------      -----------
PROPERTY AND EQUIPMENT:
  Oil and gas properties .....................       2,192,636               --               --               --        2,192,636
  Unevaluated leasehold ......................          49,502               --               --               --           49,502
  Other property and equipment ...............          46,351           15,304           17,713               --           79,368
  Less: accumulated depreciation,
    depletion and amortization ...............      (1,626,372)          (8,109)          (1,503)              --       (1,635,984)
                                                   -----------      -----------      -----------      -----------      -----------
     Total Property & Equipment ..............         662,117            7,195           16,210               --          685,522
                                                   -----------      -----------      -----------      -----------      -----------
INVESTMENTS IN SUBSIDIARIES AND
  INTERCOMPANY ADVANCES ......................         473,578               --          493,738         (967,316)              --
                                                   -----------      -----------      -----------      -----------      -----------
OTHER ASSETS .................................          10,258              540           18,734               --           29,532
                                                   -----------      -----------      -----------      -----------      -----------
     TOTAL ASSETS ............................     $ 1,172,008      $    43,656      $   543,710      $  (974,125)     $   785,249
                                                   ===========      ===========      ===========      ===========      ===========

                                                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Notes payable and current maturities
    of long-term debt ........................     $    25,000      $        --      $        --      $        --      $    25,000
  Accounts payable and other .................          57,169           12,653           26,110           (6,822)          89,110
                                                   -----------      -----------      -----------      -----------      -----------
     Total Current Liabilities ...............          82,169           12,653           26,110           (6,822)         114,110
                                                   -----------      -----------      -----------      -----------      -----------
LONG-TERM DEBT ...............................              --               --          919,097               --          919,097
                                                   -----------      -----------      -----------      -----------      -----------
REVENUES PAYABLE .............................          11,744               --               --               --           11,744
                                                   -----------      -----------      -----------      -----------      -----------
INTERCOMPANY PAYABLES ........................       1,379,792              (55)      (1,379,750)              13               --
                                                   -----------      -----------      -----------      -----------      -----------
STOCKHOLDERS' EQUITY (DEFICIT):
  Common Stock ...............................              26                1            1,042              (17)           1,052
  Other ......................................        (301,723)          31,057          977,211         (967,299)        (260,754)
                                                   -----------      -----------      -----------      -----------      -----------
     Total Stockholders' Equity (Deficit) ....        (301,697)          31,058          978,253         (967,316)        (259,702)
                                                   -----------      -----------      -----------      -----------      -----------
     TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY (DEFICIT) ........     $ 1,172,008      $    43,656      $   543,710      $  (974,125)     $   785,249
                                                   ===========      ===========      ===========      ===========      ===========

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                      CONDENSED CONSOLIDATING BALANCE SHEET

                             AS OF DECEMBER 31, 1998
                                ($ IN THOUSANDS)


                                     ASSETS

                                                  GUARANTOR      NON-GUARANTOR      COMPANY
                                                SUBSIDIARIES      SUBSIDIARIES      (PARENT)        ELIMINATIONS    CONSOLIDATED
                                                ------------     -------------      -----------     ------------    ------------
CURRENT ASSETS:
  Cash and cash equivalents .................    $   (11,565)     $     7,000      $    39,839      $        --      $    35,274
  Accounts receivable .......................         54,384           29,641              270           (7,996)          76,299
  Inventory .................................          4,919              406               --               --            5,325
  Other .....................................            721               15              365               --            1,101
                                                 -----------      -----------      -----------      -----------      -----------
     Total Current Assets ...................         48,459           37,062           40,474           (7,996)         117,999
                                                 -----------      -----------      -----------      -----------      -----------
PROPERTY AND EQUIPMENT:
  Oil and gas properties ....................      2,142,943               --               --               --        2,142,943
  Unevaluated leasehold .....................         52,687               --               --               --           52,687
  Other property and equipment ..............         47,628           15,109           16,981               --           79,718
  Less: accumulated depreciation,
    depletion and amortization ..............     (1,601,931)          (8,036)          (1,390)              --       (1,611,357)
                                                 -----------      -----------      -----------      -----------      -----------
     Total Property & Equipment .............        641,327            7,073           15,591               --          663,991
                                                 -----------      -----------      -----------      -----------      -----------
INVESTMENTS IN SUBSIDIARIES AND
  INTERCOMPANY ADVANCES .....................        473,578               --          481,150         (954,728)              --
                                                 -----------      -----------      -----------      -----------      -----------
OTHER ASSETS ................................         10,610              560           19,455               --           30,625
                                                 -----------      -----------      -----------      -----------      -----------
     TOTAL ASSETS ...........................    $ 1,173,974      $    44,695      $   556,670      $  (962,724)     $   812,615
                                                 ===========      ===========      ===========      ===========      ===========

                                                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Notes payable and current maturities
    of long-term debt .......................    $    25,000      $        --      $        --      $        --      $    25,000
  Accounts payable and other ................         80,786           15,992           17,529           (8,023)         106,284
                                                 -----------      -----------      -----------      -----------      -----------
     Total Current Liabilities ..............        105,786           15,992           17,529           (8,023)         131,284
                                                 -----------      -----------      -----------      -----------      -----------
LONG-TERM DEBT ..............................             --               --          919,076               --          919,076
                                                 -----------      -----------      -----------      -----------      -----------
REVENUES PAYABLE ............................         10,823               --               --               --           10,823
                                                 -----------      -----------      -----------      -----------      -----------
INTERCOMPANY PAYABLES .......................      1,338,948           11,376       (1,350,351)              27               --
                                                 -----------      -----------      -----------      -----------      -----------
STOCKHOLDERS' EQUITY (DEFICIT):
  Common Stock ..............................             26                1            1,042              (17)           1,052
  Other .....................................       (281,609)          17,326          969,374         (954,711)        (249,620)
                                                 -----------      -----------      -----------      -----------      -----------
     Total Stockholders' Equity (Deficit) ...       (281,583)          17,327          970,416         (954,728)        (248,568)
                                                 -----------      -----------      -----------      -----------      -----------
     TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY (DEFICIT) .......    $ 1,173,974      $    44,695      $   556,670      $  (962,724)     $   812,615
                                                 ===========      ===========      ===========      ===========      ===========

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                ($ IN THOUSANDS)


                                                 GUARANTOR     NON-GUARANTOR    COMPANY
                                                SUBSIDIARIES    SUBSIDIARIES    (PARENT)     ELIMINATIONS    CONSOLIDATED
                                                ------------   --------------   ---------    ------------    ------------
FOR THE THREE MONTHS ENDED MARCH 31, 1999
REVENUES:
  Oil and gas sales .........................     $  51,209      $      --      $      --      $     597      $  51,806
  Oil and gas marketing sales ...............            --         35,435             --        (21,564)        13,871
                                                  ---------      ---------      ---------      ---------      ---------
     Total Revenues .........................        51,209         35,435             --        (20,967)        65,677
                                                  ---------      ---------      ---------      ---------      ---------
OPERATING COSTS:
  Production expenses and taxes .............        15,982             --             --             --         15,982
  Oil and gas marketing expenses ............            --         34,252             --        (20,967)        13,285
  Oil and gas depreciation, depletion
    and amortization ........................        23,153             --             --             --         23,153
  Other depreciation and amortization .......         1,338             20            808             --          2,166
  General and administrative ................         3,522            457             45             --          4,024
                                                  ---------      ---------      ---------      ---------      ---------
     Total Operating Costs ..................        43,995         34,729            853        (20,967)        58,610
                                                  ---------      ---------      ---------      ---------      ---------
INCOME (LOSS) FROM OPERATIONS ...............         7,214            706           (853)            --          7,067
                                                  ---------      ---------      ---------      ---------      ---------
OTHER INCOME (LOSS):
  Interest and other income .................           267            437         29,140        (28,971)           873
  Interest expense ..........................       (28,406)            --        (20,455)        28,971        (19,890)
                                                  ---------      ---------      ---------      ---------      ---------
                                                    (28,139)           437          8,685             --        (19,017)
                                                  ---------      ---------      ---------      ---------      ---------
INCOME (LOSS) BEFORE INCOME TAXES ...........       (20,925)         1,143          7,832             --        (11,950)
INCOME TAX EXPENSE (BENEFIT) ................            --             --             --             --             --
                                                  ---------      ---------      ---------      ---------      ---------
NET INCOME (LOSS) ...........................     $ (20,925)     $   1,143      $   7,832      $      --      $ (11,950)
                                                  =========      =========      =========      =========      =========
FOR THE THREE MONTHS ENDED MARCH 31, 1998
REVENUES:
  Oil and gas sales .........................     $  41,803      $   7,812      $      --      $     626      $  50,241
  Oil and gas marketing sales ...............            --         47,725             --        (21,201)        26,524
                                                  ---------      ---------      ---------      ---------      ---------
     Total Revenues .........................        41,803         55,537             --        (20,575)        76,765
                                                  ---------      ---------      ---------      ---------      ---------
OPERATING COSTS:
  Production expenses and taxes .............         6,901          2,537             --             --          9,438
  Oil and gas marketing expenses ............            --         46,836             --        (20,575)        26,261
  Impairment of oil and gas properties ......        83,500        166,500             --             --        250,000
  Oil and gas depreciation, depletion
    and amortization ........................        26,121          5,221             --             --         31,342
  Other depreciation and amortization .......           806             77            497             --          1,380
  General and administrative ................         3,755            593             32             --          4,380
                                                  ---------      ---------      ---------      ---------      ---------
     Total Operating Costs ..................       121,083        221,764            529        (20,575)       322,801
                                                  ---------      ---------      ---------      ---------      ---------
INCOME (LOSS) FROM OPERATIONS ...............       (79,280)      (166,227)          (529)            --       (246,036)
                                                  ---------      ---------      ---------      ---------      ---------
OTHER INCOME (LOSS):
  Interest and other income .................           (28)           142         20,035        (19,925)           224
  Interest ..................................       (17,482)        (1,741)       (11,390)        19,925        (10,688)
                                                  ---------      ---------      ---------      ---------      ---------
                                                    (17,510)        (1,599)         8,645             --        (10,464)
                                                  ---------      ---------      ---------      ---------      ---------
INCOME (LOSS) BEFORE INCOME TAXES ...........       (96,790)      (167,826)         8,116             --       (256,500)
INCOME TAX EXPENSE (BENEFIT) ................            --             --             --             --             --
                                                  ---------      ---------      ---------      ---------      ---------
NET INCOME (LOSS) ...........................     $ (96,790)     $(167,826)     $   8,116      $      --      $(256,500)
                                                  =========      =========      =========      =========      =========

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                  CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                                ($ IN THOUSANDS)


                                                        GUARANTOR    NON-GUARANTOR   COMPANY
                                                      SUBSIDIARIES   SUBSIDIARIES    (PARENT)     ELIMINATIONS   CONSOLIDATED
                                                      ------------   -------------   ---------    ------------   ------------
FOR THE THREE MONTHS ENDED MARCH 31, 1999
CASH FLOWS FROM OPERATING  ACTIVITIES ............     $   1,617      $   7,490      $  17,191      $      --      $  26,298
                                                       ---------      ---------      ---------      ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Oil and gas properties .........................       (49,030)            --             --             --        (49,030)
  Proceeds from sale of assets ...................         3,584             --             --             --          3,584
  Additions to other property and equipment ......           240           (195)          (757)            --           (712)
  Other ..........................................           327             --             --             --            327
                                                       ---------      ---------      ---------      ---------      ---------
                                                         (44,879)          (195)          (757)            --        (45,831)
                                                       ---------      ---------      ---------      ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES .............            --             --             --             --             --
                                                       ---------      ---------      ---------      ---------      ---------
EFFECT OF CHANGES IN EXCHANGE RATE ON CASH .......           816             --             --             --            816
                                                       ---------      ---------      ---------      ---------      ---------
NET INCREASE (DECREASE) IN CASH ..................       (42,446)         7,295         16,434             --        (18,717)
CASH, BEGINNING OF PERIOD ........................       (17,319)         7,000         39,839             --         29,520
                                                       ---------      ---------      ---------      ---------      ---------
CASH, END OF PERIOD ..............................     $ (59,765)     $  14,295      $  56,273      $      --      $  10,803
                                                       =========      =========      =========      =========      =========
FOR THE THREE MONTHS ENDED MARCH 31, 1998
CASH FLOWS FROM OPERATING ACTIVITIES .............     $(128,409)     $ 161,162      $  16,432      $      --      $  49,185
                                                       ---------      ---------      ---------      ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Oil and gas properties .........................      (114,478)       (34,304)            --             --       (148,782)
  Repayment of long-term loan ....................         2,000             --             --             --          2,000
  Other ..........................................       (21,538)         2,313           (459)            --        (19,684)
                                                       ---------      ---------      ---------      ---------      ---------
                                                        (134,016)       (31,991)          (459)            --       (166,466)
                                                       ---------      ---------      ---------      ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings .......................            --             --        145,000             --        145,000
  Payments on borrowings .........................            --             --       (120,000)            --       (120,000)
  Cash received from exercise of stock options ...            --             --             61             --             61
  Other financing ................................            --            305             --             --            305
  Intercompany advances, net .....................       245,547       (134,327)      (111,220)            --             --
                                                       ---------      ---------      ---------      ---------      ---------
                                                         245,547       (134,022)       (86,159)            --         25,366
                                                       ---------      ---------      ---------      ---------      ---------
NET INCREASE (DECREASE) IN CASH ..................       (16,878)        (4,851)       (70,186)            --        (91,915)
CASH, BEGINNING OF PERIOD ........................          (589)        13,999        110,450             --        123,860
                                                       ---------      ---------      ---------      ---------      ---------
CASH, END OF PERIOD ..............................     $ (17,467)     $   9,148      $  40,264      $      --      $  31,945
                                                       =========      =========      =========      =========      =========

                          PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - Three months ended March 31, 1999 vs. March 31, 1998

General. For the three months ended March 31, 1999 (the "Current Quarter"), the Company realized a net loss of $12.0 million, or a net loss of $0.17 per common share after deducting preferred dividends of $4.0 million. This compares to a net loss of $256.5 million, or $3.19 per common share, in the three months ended March 31, 1998 (the "Prior Quarter"). The loss in the Current Quarter was primarily caused by low oil and gas prices during the Current Quarter. The loss in the Prior Quarter was primarily caused by a $250.0 million asset writedown recorded under the full-cost method of accounting. The asset writedown was primarily caused by the acquisition of Hugoton Energy Corporation ("Hugoton") in March 1998 for consideration in excess of the present value (10% discount) of the future net revenues of the proved reserves acquired as of March 31, 1998 (approximately $150 million of the writedown) and by decreases in oil and gas prices from December 31, 1997 to March 31, 1998. See "Impairment of Oil and Gas Properties".

Oil and Gas Sales. During the Current Quarter, oil and gas sales increased 3% to $51.8 million from $50.2 million in the Prior Quarter. For the Current Quarter, the Company produced 33.3 billion cubic feet equivalent ("bcfe"), consisting of
1.3 million barrels of oil ("mmbo") and 25.7 billion cubic feet of natural gas ("bcf"), compared to 1.2 mmbo and 15.9 bcf, or 23.0 bcfe, in the Prior Quarter. Average oil prices realized were $10.92 per barrel of oil ("bo") in the Current Quarter compared to $14.84 in the Prior Quarter, a decrease of 26%. Average gas prices realized were $1.48 per thousand cubic feet ("mcf") in the Current Quarter compared to $2.06 per mcf in the Prior Quarter, a decrease of 28%.

For the Current Quarter, the Company realized an average price of $1.56 per thousand cubic feet equivalent ("mcfe"), compared to $2.19 per mcfe in the Prior Quarter. The Company's hedging activities resulted in increased oil and gas revenues of $0.4 million, or $0.01 per mcfe, in the Current Quarter, compared to increases in oil and gas revenues of $1.8 million, or $0.08 per mcfe, in the Prior Quarter.

The following table shows the Company's production by region for the Current Quarter and the Prior Quarter:

                                                            FOR THE THREE MONTHS ENDED MARCH 31,
                                                 --------------------------------------------------------
                                                           1999                            1998
                                                 -----------------------           ----------------------
             OPERATING AREAS                     (mmcfe)         PERCENT          (mmcfe)         PERCENT
----------------------------------------          ------         -------           ------         -------
Mid-Continent ..........................          16,974              51%           7,646              33%
Gulf Coast .............................          10,694              32           12,054              53
Canada .................................           2,431               7              730               3
Other Areas ............................           3,213              10            2,533              11
                                                  ------          ------           ------          ------
     Total .............................          33,312             100%          22,963             100%
                                                  ======          ======           ======          ======


Natural gas production represented approximately 77% of the Company's total production volume on an equivalent basis in the Current Quarter, compared to 69% in the Prior Quarter. This increase in natural gas production as a percentage of total production was primarily the result of new gas production acquired by the Company on or after March 1, 1998 primarily in the Mid-Continent and Canada.

Oil and Gas Marketing Sales. The Company realized $13.9 million in oil and gas marketing sales for third parties in the Current Quarter, with corresponding oil and gas marketing expenses of $13.3 million, for a margin of $0.6 million. This compares to sales of $26.5 million, expenses of $26.3 million, and a margin of $0.2 million in the Prior Quarter. The decrease in marketing sales and cost of sales was due primarily to lower oil and gas prices and lower third party sales in the Current Quarter as compared to the Prior Quarter. The increase in gross margin between periods was due primarily to the operating results of certain gas gathering, transportation and marketing assets which were acquired subsequent to March 31, 1998.

Production Expenses and Taxes. Production expenses increased to $14.0 million in the Current Quarter, a $6.1 million increase from the $7.9 million incurred in the Prior Quarter. On a unit of production basis, production expenses were $0.42 and $0.34 per mcfe in the Current and Prior Quarters, respectively. The primary reason for the increase in production expenses was the increased lifting costs associated with oil and gas reserves acquired on or after March 1, 1998. The majority of reserves acquired during 1998 were located in the Mid-Continent and are more expensive to operate as compared to the Company's historical production base. The Company anticipates production expenses will not vary significantly from current levels during the remainder of 1999.

Production taxes, which consist primarily of well-head severance taxes, were $2.0 million and $1.5 million in the Current and Prior Quarters, respectively. On a per unit basis, production taxes were $0.06 per mcfe in the Current Quarter compared to $0.07 per mcfe in the Prior Quarter.

Impairment of Oil and Gas Properties. The Company utilizes the full-cost method to account for its investments in oil and gas properties. Under this method, all costs of acquisition, exploration and development of oil and gas reserves (including such costs as leasehold acquisition costs, geological and geophysical expenditures, certain capitalized internal costs, dry hole costs and tangible and intangible development costs) are capitalized as incurred. These oil and gas property costs, including the estimated future capital expenditures to develop the proved undeveloped reserves are depleted and charged to operations using the unit-of-production method based on the ratio of current production to proved oil and gas reserves as estimated by the Company's independent engineering consultants and Company engineers. Costs directly associated with the acquisition and evaluation of unproved properties are excluded from the amortization computation until it is determined whether or not proved reserves can be assigned to the property or whether impairment has occurred. To the extent that capitalized costs of oil and gas properties, net of accumulated depreciation, depletion and amortization and related deferred income taxes, exceed the discounted future net revenues of proved oil and gas properties, such excess costs are charged to operations.

The Company incurred an impairment of oil and gas properties charge of $250 million in the Prior Quarter, compared to no impairment in the Current Quarter. The Prior Quarter writedown was caused by several factors, including the Hugoton acquisition, oil prices declining from $17.62 at December 31, 1997 to $13.92 at March 31, 1998, gas prices declining from $2.29 at December 31, 1997 to $2.01 at March 31, 1998 and higher drilling and completion costs compared to previous estimates. Additionally, lower oil and gas prices at March 31, 1998 and higher drilling costs caused downward revisions in the Company's proved reserves as certain proved undeveloped reserves previously estimated by the Company were rendered uneconomic and therefore not included in the Company's evaluation of its proved reserves.

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

Oil and Gas Depreciation, Depletion and Amortization. Depreciation, depletion and amortization of oil and gas properties ("DD&A") for the Current Quarter was $23.2 million, compared to $31.3 million in the Prior Quarter. This decrease was caused by a decrease in the DD&A rate per mcfe from $1.36 to $0.70 in the Prior and Current Quarters, respectively, offset by increased production between periods. The decrease in the DD&A rate per mcfe is due primarily to the impairment of oil and gas properties recorded during 1998. The Company expects DD&A will increase slightly from current levels during the remainder of 1999.

Depreciation and Amortization of Other Assets. Depreciation and amortization of other assets ("D&A") increased to $2.2 million in the Current Quarter compared to $1.4 million in the Prior Quarter. This increase in D&A was caused by increased investments in depreciable buildings and equipment acquired during 1998 and increased amortization of debt issuance costs as a result of the issuance of Senior Notes in April 1998. The Company anticipates D&A to continue at current levels during the remainder of 1999.

General and Administrative. General and administrative expenses ("G&A"), which are net of capitalized internal payroll and non-payroll expenses, were $4.0 million in the Current Quarter compared to $4.4 million in the Prior Quarter. The decrease was due primarily to overhead charges incurred during the Prior Quarter associated with Hugoton which were subsequently eliminated as Hugoton's operations were integrated into the Company's operations. The Company capitalized $1.2 million of internal costs in the Current Quarter directly related to the Company's oil and gas exploration and development efforts, compared to $2.1 million in the Prior Quarter. The Company anticipates that G&A costs will decrease slightly during the remainder of 1999.

Interest and Other Income. Interest and other income for the Current Quarter was $0.9 million compared to $0.2 million in the Prior Quarter. The increase was due primarily to losses of $0.4 million incurred in the Prior Quarter related to the sale of assets as well as other individually insignificant items.

Interest Expense. Interest expense increased to $19.9 million in the Current Quarter from $10.7 million in the Prior Quarter. This increase was a result of interest expense in the Current Quarter on the $500 million principal amount of 9.625% Senior Notes issued in April 1998, offset by lower interest expense resulting from the early retirement of the Company's $90 million principal amount of 10.5% Senior Notes in April 1998. In addition to the interest expense reported, the Company capitalized $1.1 million of interest during the Current Quarter compared to $2.3 million capitalized in the Prior Quarter.

Provision for Income Taxes. The Company recorded no income tax expense for the Current Quarter or Prior Quarter. At March 31, 1999, the Company had a net operating loss carryforward of approximately $600 million for regular federal income taxes which will expire in future years beginning in 2007. Management believes that it cannot be demonstrated at this time that it is more likely than not that the deferred income tax assets generated for U.S. income tax purposes, comprised primarily of the net operating loss carryforward, will be realizable in future years, and therefore a valuation allowance of $458 million has been recorded.

RISK MANAGEMENT ACTIVITIES

See Item 3 - "Quantitative and Qualitative Disclosures About Market Risks".

LIQUIDITY AND CAPITAL RESOURCES

The Company had a working capital deficit of $43.9 million at March 31, 1999 and a cash balance of $10.8 million. The Company has a $50 million revolving bank credit facility, which matures in August 1999, with an initial committed borrowing base of $50 million. As of March 31, 1999, the Company had borrowed $25 million under this facility, which was included in the working capital deficit as a short-term obligation. Borrowings under the facility are secured by certain producing oil and gas properties and bear interest at a rate of 7.75% per annum as of March 31, 1999. The Company is currently negotiating with the lender to renew the revolving bank credit facility under similar terms and conditions. However, no assurance can be given that the facility will be renewed or, if it is renewed, that the terms and conditions will be similar to the existing facility.

Two of the Company's senior note indentures contain financial covenants which restrict the ability of the Company and its restricted subsidiaries to incur additional indebtedness and to make restricted payments, such as paying cash dividends and repurchasing Company stock. These restrictions do not affect the Company's ability to borrow under or expand its secured commercial bank facility. The Company estimates that it could have incurred up to $112 million of secured commercial bank indebtedness as of March 31, 1999 under the most restrictive of its indenture debt incurrence tests.

As of December 31, 1998 and March 31, 1999, the Company was unable to meet the restricted payment test under these indentures, including the requirement that the Company be able to incur additional unsecured indebtedness. As a result, the Company was not able to pay cash dividends on its 7% cumulative convertible preferred stock on February 1, 1999 or May 1, 1999. Subsequent dividend payments will be subject to the same restrictions and are dependent upon variables that are beyond the Company's ability to predict. If the Company fails to pay dividends for six quarterly periods, the holders of preferred stock would be entitled to nominate two additional members to the board.

None of the senior note indenture covenants apply to CEMI, an unrestricted subsidiary of the Company. The Company's Board of Directors has authorized CEMI to purchase up to $10 million of the Company's senior notes and preferred stock. In April 1999, CEMI purchased 3,600 shares of preferred stock for an aggregate purchase price of $53,000, or $14.63 per share, in an open market transaction. On April 22, 1999, CEMI commenced an offer to purchase up to 666,667 shares of preferred stock at $15.00 per share ($10 million in the aggregate, plus fees and expenses). The offer expires May 20, 1999, unless extended. It is not known how many shares of preferred stock CEMI will acquire, if any, pursuant to the offer to purchase.

Debt ratings for the senior notes are B3 by Moody's Investors Service and B by Standard & Poor's Corporation as of May 14, 1999, and both have the Company on review with negative implications. There are no scheduled principal payments required on any of the Company's senior notes until March 2004.

The Company believes it has adequate resources, including cash on hand, budgeted cash flow from operations and proceeds from miscellaneous asset sales, to fund its capital expenditure budget for 1999, which is currently estimated to be approximately $90-$95 million for exploration and development activities and $25 million for property acquisitions. The Company anticipates proceeds from miscellaneous asset sales will be approximately $50 million during 1999. However, lower oil and gas prices or unfavorable drilling results could cause the Company to further reduce its drilling program.

The Company's cash provided by operating activities decreased 47% to $26.3 million during the Current Quarter compared to $49.2 million during the Prior Quarter. The decrease was due primarily to lower oil and gas prices realized during the Current Quarter.

Cash used in investing activities decreased to $45.8 million during the Current Quarter from $166.5 million in the Prior Quarter. The Company completed several acquisitions requiring cash in the Prior Quarter which totaled $82 million, compared to $4.4 million in the Current Quarter, and significantly reduced its drilling activity and leasehold acquisitions in the Current Quarter compared to the Prior Quarter. During the Current Quarter the Company expended approximately $40.2 million to initiate drilling on 41 gross (25.6 net) wells and invested approximately $4.4 million in leasehold acquisitions. This compares to $62 million to initiate drilling on 52 gross (32.9 net) wells and $5 million to purchase leasehold in the Prior Quarter. Also during the Current Quarter, the Company sold $2.5 million of oil and gas properties, and had other fixed asset sales of $1.1 million.

There was no cash provided by financing activities in the Current Quarter, compared to $25.4 million in the Prior Quarter. During the Prior Quarter, the Company retired $120 million in bank debt which it assumed at the completion of the Hugoton acquisition. The Company refinanced the Hugoton debt and obtained additional working capital of $25 million with proceeds from the Company's commercial bank credit facility.

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

Beginning in mid-1997, the Company began an assessment of its core financial and operational software systems. Three critical systems were identified with date sensitivities: oil and gas financial accounting, production accounting and land/lease administration. A Year 2000 compliant release of the oil and gas financial accounting package in use at the Company is available and has been scheduled for implementation during the third quarter of 1999. The production accounting system in use at the Company is also scheduled for upgrade to a Year 2000 compliant version during the first half of 1999. The timing of these upgrades has been scheduled to be concurrent with the respective vendors' support requirements and to take advantage of additional feature or performance enhancements. A project has been underway since early 1997 to implement a completely revamped version of the land/lease administration package in use at the Company to provide significantly increased functionality and reliability. The terms of this development arrangement stipulated Year 2000 compliance. Preliminary versions of the system have been installed and are being tested. As part of the testing, Year 2000 compliance will be assured. Assessment continues for lower priority software systems.

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

Other activities either already underway or scheduled include testing of desktop PCs, assessment of material business partners and inventory of embedded systems in field locations. The following table summarizes the current overall status of the project with anticipated completion dates:

                                                                       PHASE
                                                    ---------------------------------------------
                                                                  ASSESSMENT/      REMEDIATION/
                 COMPONENT                          INVENTORY    PRIORITIZATION    CONTINGENCY
   -------------------------------------            ----------   --------------    --------------
         Software                                   March 1999      May 1999       September 1999
         Hardware                                   March 1999      May 1999       June 1999
         Business partners                          March 1999      May 1999       June 1999
         Embedded systems (non-IT systems)          June 1999       July 1999      September 1999

In addition to the above, during the third quarter of 1999 the Company will develop an overall contingency plan to assure continued operations which will include precautionary measures.

Cost. To date, the Company has incurred minimal consulting costs for Year 2000 project planning and scope definition. The Company acquired a Year 2000 assessment and testing suite for approximately $50,000. Contract staff will be used to assist in the financial systems upgrade at a projected cost of $70,000. For currently identified software systems requiring a Year 2000 upgrade, the vendor is providing that upgrade under the terms of existing maintenance agreements, and thus no additional license or upgrade fees are required. In all cases these upgrades had been previously scheduled to maintain desired vendor support and no upgrade project schedule has been accelerated to achieve Year 2000 compliance, nor has any project been deferred because of Year 2000 concerns or efforts. An accurate cost cannot be determined prior to conclusion of the assessment/prioritization phase, but it is expected total project expenditures, including the use of outside consultants, should not exceed $1 million. This does not include any costs which may be assessed by joint venture partners on properties not operated by the Company.

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

FORWARD LOOKING STATEMENTS

This Form 10-Q includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts included in this Form 10-Q, including, without limitation, statements regarding oil and gas reserve estimates, planned capital expenditures, expected oil and gas production, the Company's financial position, business strategy and other plans and objectives for future operations, expected future expenses, realization of deferred tax assets, and Year 2000 compliance efforts, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Factors that could cause actual results to differ materially from those expected by the Company, including, without limitation, factors discussed under Risk Factors in the Company's Form 10-K for the period ended December 31, 1998, are substantial indebtedness, impairment of asset value, need to replace reserves, substantial capital requirements, ability to supplement capital resources with asset sales, fluctuations in the prices of oil and gas, uncertainties inherent in estimating quantities of oil and gas reserves, projecting future rates of production and the timing of development expenditures, competition, operating risks, restrictions imposed by lenders, liquidity and capital requirements, the effects of governmental and environmental regulation, pending patent and securities litigation, adverse changes in the market for the Company's oil and gas production and the Company's ability to successfully address Year 2000 issues. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to release publicly the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof, including, without limitation, changes in the Company's business strategy or planned capital expenditures, or to reflect the occurrence of unanticipated events.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

COMMODITY PRICE RISK

Periodically the Company utilizes hedging strategies to hedge the price of a portion of its future oil and gas production. These strategies include (i) swap arrangements that establish an index-related price above which the Company pays the counterparty and below which the Company is paid by the counterparty, (ii) the purchase of index-related puts that provide for a "floor" price below which the counterparty pays the Company the amount by which the price of the commodity is below the contracted floor, (iii) the sale of index-related calls that provide for a "ceiling" price above which the Company pays the counterparty the amount by which the price of the commodity is above the contracted ceiling, and
(iv) basis protection swaps, which are arrangements that guarantee the price differential of oil or gas from a specified delivery point or points. Results from hedging transactions are reflected in oil and gas sales to the extent related to the Company's oil and gas production. The Company only enters into hedging transactions related to the Company's oil and gas production volumes or physical purchase or sale commitments of its oil and gas marketing subsidiary. Gains or losses on crude oil and natural gas hedging transactions are recognized as price adjustments in the months of related production.

As of March 31, 1999, the Company had the following natural gas swap arrangements designed to hedge a portion of the Company's domestic gas production for periods after March 1999:

                                             MONTHLY          NYMEX-INDEX
                                             VOLUME          STRIKE PRICE
                   MONTHS                    (MMBTU)          (PER MMBTU)
         ---------------------------        ---------        ------------
         April 1999.................        4,500,000          $  1.968
         May 1999...................        4,600,000          $  1.968
         June 1999..................        4,500,000          $  1.925
         July 1999..................        4,650,000          $  1.925
         August 1999................        4,650,000          $  1.925
         September 1999.............        4,500,000          $  1.925


The Company also entered into additional transactions designed to hedge a portion of the Company's domestic oil and gas production. Such transactions, along with those listed above, were closed as of April 13, 1999. The net gains resulting from these transactions equal $3.4 million, and will be recognized as price adjustments in the months of related production and can be summarized as follows ($ in 000's):

                              HEDGING GAINS (LOSSES)
                     -------------------------------------
        MONTH            GAS           OIL          TOTAL
  ---------------    -----------   -----------    --------
  April..........    $  1,386        $  (72)       $ 1,314
  May............       1,327           (74)         1,253
  June...........         232           (71)           161
  July...........         210           (73)           137
  August.........         180           (73)           107
  September......         144           (70)            74
  October........         421           (72)           349
  November.......         102           (69)            33
  December.......          --           (71)           (71)
                     --------        ------        -------
                     $  4,002        $ (645)       $ 3,357
                     --------        ------        -------

As of March 31, 1999, the Company had the following natural gas swap arrangements designed to hedge a portion of the Company's Canadian gas production for periods after March 1999:

                                                                                   INDEX STRIKE PRICE
                                                               VOLUME                  (PER MMBTU)
          MONTHS                                               (MMBTU)                  (IN US $)
       ----------------------------------------           ----------------         ------------------
       April 1999..............................                570,000                    $1.60
       May 1999................................                589,000                    $1.60
       June 1999...............................                570,000                    $1.60
       July 1999...............................                589,000                    $1.60
       August 1999.............................                589,000                    $1.60
       September 1999..........................                570,000                    $1.60
       October 1999............................                589,000                    $1.60

If the swap arrangements listed above had been settled on March 31, 1999, the Company would have incurred a loss of $0.3 million. On May 11, 1999 the above swap arrangements for August, September and October were closed. The net loss resulting from these transactions of $0.6 million (in US $) will be recognized as price adjustments in the months of related production.

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

INTEREST RATE RISK

The Company also utilizes hedging strategies to manage fixed-interest rate exposure. Through the use of a swap arrangement, the Company believes it can benefit from stable or falling interest rates and reduce its current interest expense. During the Current Quarter, the Company's interest rate swap resulted in a $0.5 million reduction of interest expense.

The table below presents principal cash flows and related weighted average interest rates by expected maturity dates. As of March 31, 1999, the carrying amounts of short-term borrowings are representative of fair values because of the short-term maturity of these instruments. The fair value of the long-term debt has been estimated based on quoted market prices.


                                                                              MARCH 31, 1999
                                       -------------------------------------------------------------------------------------------
                                                                    EXPECTED FISCAL YEAR OF MATURITY
                                       -------------------------------------------------------------------------------------------
                                         1999       2000      2001      2002        2003      THEREAFTER     TOTAL     FAIR.VALUE
                                       --------    ------    ------    ------      ------     ----------     ------   ------------
LIABILITIES:                                                                ($ IN MILLIONS)
Short-term debt - variable rate ....   $     25    $   --    $   --    $   --      $   --     $       --     $   25      $   25
  Average interest rate ............       7.75%       --        --        --          --             --
Long-term debt, including current
     portion - fixed rate ..........   $     --    $   --    $   --    $   --      $   --     $      920     $  920      $  750
  Average interest rate ............         --        --        --        --          --            9.1%

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is subject to ordinary routine litigation incidental to its business. In addition, the Company and certain of its officers and directors are defendants in other pending actions which are described in Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

- Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

- Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

- Not applicable

ITEM 5. OTHER INFORMATION

- Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

                The following exhibits are filed as a part of this report:

          Exhibit No.
          -----------
             12          Schedule of Ratios

             27          Financial Data Schedule


(b)      Reports on Form 8-K

         During the quarter ended March 31, 1999, the Company filed the following Current Report on Form 8-K dated:

              March 19, 1999 reporting 1998 year-end financial and operating results.

                                   SIGNATURES





          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          CHESAPEAKE ENERGY CORPORATION
                                                 (Registrant)



     May 14, 1999                           /s/ Aubrey K. McClendon
  ------------------                      --------------------------------------
          Date                            Aubrey K. McClendon
                                          Chairman and
                                          Chief Executive Officer





     May 14, 1999                           /s/ Marcus C. Rowland
  ------------------                      --------------------------------------
          Date                            Marcus C. Rowland
                                          Executive Vice President and
                                          Chief Financial Officer

                                Index to Exhibits

Exhibit No.             Description
-----------             -----------
   12                   Schedule of Ratios

   27                   Financial Data Schedule