Form 10-Q
period 1999-06-30
CHESAPEAKE ENERGY CORP
filed 1999-08-16
CIK 895126

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

            FOR THE TRANSITION PERIOD FROM            TO
                                           ----------    -----------

                           COMMISSION FILE NO. 1-13726

                          CHESAPEAKE ENERGY CORPORATION
             (Exact name of registrant as specified in its charter)

           OKLAHOMA                                              73-1395733
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

       6100 NORTH WESTERN AVENUE
        OKLAHOMA CITY, OKLAHOMA                                    73118
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

                                YES [X]   NO [ ]

     At August 12, 1999, there were 97,117,473 shares of the registrant's $.01 par value Common Stock outstanding.

--------------------------------------------------------------------------------

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

             INDEX TO FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1999


PART I.   FINANCIAL INFORMATION

                                                                                                PAGE
                                                                                                ----
          Item 1.   Consolidated Financial Statements:

                    Consolidated Balance Sheets at June 30, 1999 (Unaudited) and
                    December 31, 1998                                                             3

                    Consolidated Statements of Operations for the Three and Six Months
                    Ended June 30, 1999 and 1998 (Unaudited)                                      4

                    Consolidated Statements of Cash Flows for the Six Months Ended June
                    30, 1999 and 1998 (Unaudited)                                                 5

                    Consolidated Statements of Comprehensive Income (Loss) for the Three
                    and Six Months Ended June 30, 1999 and 1998 (Unaudited)                       6

                    Notes to Consolidated Financial Statements (Unaudited)                        7

          Item 2.   Management's Discussion and Analysis of Financial Condition and
                    Results of Operations                                                        16

          Item 3.   Quantitative and Qualitative Disclosures About Market Risks                  24


PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings                                                            26

          Item 2.   Changes in Securities and Use of Proceeds                                    27

          Item 3.   Defaults Upon Senior Securities                                              27

          Item 4.   Submission of Matters to a Vote of Security Holders                          27

          Item 5.   Other Information                                                            27

          Item 6.   Exhibits and Reports on Form 8-K                                             27

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                          JUNE 30,      DECEMBER 31,
                                                                            1999            1998
                                                                         -----------    ------------
                                                                         (UNAUDITED)
                                                                               ($ IN THOUSANDS)

CURRENT ASSETS:
  Cash and cash equivalents ...........................................  $    27,553    $     29,520
  Restricted cash .....................................................        1,442           5,754
  Accounts receivable:
   Oil and gas sales ..................................................       14,379          13,835
   Oil and gas marketing sales ........................................       17,474          19,636
   Joint interest and other, net of allowance for doubtful accounts
     of $3,244,000 and $3,209,000 .....................................        9,288          27,373
   Related parties ....................................................       13,501          15,455
  Inventory ...........................................................        4,877           5,325
  Other ...............................................................        2,446           1,101
                                                                         -----------    ------------
     Total current assets .............................................       90,960         117,999
                                                                         -----------    ------------

PROPERTY AND EQUIPMENT:
  Oil and gas properties, at cost based on full-cost accounting:
   Evaluated oil and gas properties ...................................    2,218,839       2,142,943
   Unevaluated properties .............................................       45,190          52,687
   Less: accumulated depreciation, depletion and amortization .........   (1,622,378)     (1,574,282)
                                                                         -----------    ------------
                                                                             641,651         621,348
  Other property and equipment ........................................       78,477          79,718
  Less: accumulated depreciation and amortization .....................      (39,399)        (37,075)
                                                                         -----------    ------------
     Total property and equipment .....................................      680,729         663,991
                                                                         -----------    ------------
OTHER ASSETS ..........................................................       29,221          30,625
                                                                         -----------    ------------
     TOTAL ASSETS .....................................................  $   800,910     $   812,615
                                                                         ===========     ===========

                             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Notes payable .......................................................  $        --     $    25,000
  Accounts payable ....................................................       18,649          36,854
  Accrued liabilities and other .......................................       34,189          46,572
  Revenues and royalties due others ...................................       22,490          22,858
                                                                         -----------    ------------
     Total current liabilities ........................................       75,328         131,284
                                                                         -----------    ------------
LONG-TERM DEBT, NET ...................................................      958,118         919,076
                                                                         -----------    ------------
REVENUES AND ROYALTIES DUE OTHERS .....................................       11,137          10,823
                                                                         -----------    ------------
DEFERRED INCOME TAXES .................................................        4,880              --
                                                                         -----------    ------------
STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.01 par value, 10,000,000 shares authorized;
   4,600,000 shares of 7% cumulative convertible stock issued and outstanding at June 30, 1999 and December 31, 1998,
   entitled in liquidation to $230 million plus earned but unpaid dividends of $11.2 million and $3.2 million at June 30, 1999
   and December 31, 1998, respectively ................................      230,000         230,000
  Common stock, 250,000,000 shares authorized; $.01 par value;
   105,552,613 and 105,213,750 shares issued and outstanding at
   June 30, 1999 and December 31, 1998, respectively ..................        1,055           1,052
  Paid-in capital .....................................................      682,506         682,263
  Accumulated deficit .................................................   (1,130,998)     (1,127,195)
  Accumulated other comprehensive income (loss) .......................       (1,101)         (4,726)
  Less: treasury stock, at cost; 8,503,300 common shares
   at June 30, 1999 and December 31, 1998, respectively ...............      (29,962)        (29,962)
  Less: treasury stock, at cost; 3,600 and 0 preferred shares
   at June 30, 1999 and December 31, 1998, respectively ...............          (53)             --
                                                                         -----------    ------------
     Total stockholders' equity (deficit) .............................     (248,553)       (248,568)
                                                                         -----------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT) ..................  $   800,910     $   812,615
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

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                          THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                                JUNE 30,                 JUNE 30,
                                                                         ---------------------    ---------------------
                                                                           1999        1998         1999        1998
                                                                         ---------   ---------    ---------   ---------
REVENUES:
 Oil and gas sales...................................................    $  68,272   $  75,639    $ 120,078   $ 125,880
 Oil and gas marketing sales.........................................       12,620      33,671       26,491      60,195
                                                                         ---------   ---------    ---------   ---------
     Total revenues..................................................       80,892     109,310      146,569     186,075
                                                                         ---------   ---------    ---------   ---------
OPERATING COSTS:
 Production expenses.................................................       11,183      14,673       25,175      22,567
 Production taxes....................................................        2,798       2,621        4,788       4,165
 Oil and gas marketing expenses......................................       11,673      33,705       24,958      59,966
 Impairment of oil and gas properties................................           --     216,000           --     466,000
 Impairment of other assets..........................................           --      10,000           --      10,000
 Oil and gas depreciation, depletion and amortization................       24,233      43,900       47,386      75,242
 Depreciation and amortization of other assets.......................        1,972       1,922        4,138       3,302
 General and administrative..........................................        3,268       5,134        7,292       9,514
                                                                         ---------   ---------    ---------   ---------
     Total operating costs...........................................       55,127     327,955      113,737     650,756
                                                                         ---------   ---------    ---------   ---------
INCOME (LOSS) FROM OPERATIONS........................................       25,765    (218,645)      32,832    (464,681)
OTHER INCOME (EXPENSE):
 Interest and other income...........................................        2,967       2,571        3,840       2,795
 Interest expense....................................................      (20,259)    (18,665)     (40,149)    (29,353)
                                                                         ---------   ---------    ---------   ---------
                                                                           (17,292)    (16,094)     (36,309)    (26,558)
                                                                         ---------   ---------    ---------   ---------
INCOME (LOSS) BEFORE INCOME TAX AND EXTRAORDINARY ITEM...............        8,473    (234,739)      (3,477)   (491,239)
INCOME TAX EXPENSE...................................................          326          --          326          --
                                                                         ---------   ---------    ---------   ---------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM..............................        8,147    (234,739)      (3,803)   (491,239)
EXTRAORDINARY ITEM:
 Loss on early extinguishment of debt................................           --     (13,334)          --     (13,334)
                                                                         ---------   ---------    ---------   ---------
NET INCOME (LOSS)....................................................        8,147    (248,073)      (3,803)   (504,573)

PREFERRED STOCK DIVIDENDS............................................       (4,026)     (4,025)      (8,052)     (4,025)
                                                                         ---------   ---------    ---------   ---------

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS...................    $   4,121   $(252,098)   $ (11,855)  $(508,598)
                                                                         =========   =========    =========   =========

EARNINGS PER COMMON SHARE (BASIC AND ASSUMING DILUTION)
 Income (loss) before extraordinary item.............................    $    0.04   $   (2.29)   $   (0.12)  $   (5.35)
 Extraordinary item..................................................           --       (0.12)          --       (0.15)
                                                                         ---------   ---------    ---------   ---------
 Net income (loss)...................................................    $    0.04   $   (2.41)   $   (0.12)  $   (5.50)
                                                                         =========   =========    =========   =========
WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING
 Basic ..............................................................       97,049     104,462       97,049      92,504
                                                                         =========   =========    =========   =========
 Assuming dilution...................................................      101,450     104,462       97,049      92,504
                                                                         =========   =========    =========   =========


        The accompanying notes are an integral part of these consolidated financial statements.

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                              SIX MONTHS ENDED
                                                                                                   JUNE 30,
                                                                                             1999           1998
                                                                                          ----------     ----------
                                                                                               ($ IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ...........................................................................    $   (3,803)    $ (504,573)
  Adjustments to reconcile net loss to net cash provided by operating activities:
   Depreciation, depletion and amortization ..........................................        49,923         77,542
   Impairment of oil and gas assets ..................................................            --        466,000
   Impairment of other assets ........................................................            --         10,000
   Deferred taxes ....................................................................           326             --
   Amortization of loan costs ........................................................         1,601          1,002
   Amortization of bond discount .....................................................            35             56
   Gain on sale of fixed assets and other ............................................            98           (368)
   Extraordinary loss.................................................................            --         13,334
   Equity in (earnings) losses of equity investees ...................................           (35)           285
   Bad debt expense ..................................................................            --            516
                                                                                          ----------     ----------
     Cash provided by operating activities before changes
       in current assets and liabilities .............................................        48,145         63,794
   Changes in current assets and liabilities .........................................          (579)       (44,074)
                                                                                          ----------     ----------
     Cash provided by operating activities ...........................................        47,566         19,720
                                                                                          ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Exploration, development and acquisition of oil and gas properties .................       (85,787)      (433,379)
  Proceeds from sales of oil and gas properties ......................................        17,387             --
  Investment in preferred stock of Gothic ............................................            --        (39,500)
  Proceeds from sales of other assets ................................................         1,306          4,404
  Long-term loans made to third parties ..............................................          (511)            --
  Other investments ..................................................................           325             --
  Repayment of long-term loan ........................................................            --          2,000
  Additions to other property and equipment ..........................................           (65)        (5,183)
                                                                                          ----------     ----------
     Cash used in investing activities ...............................................       (67,345)      (471,658)
                                                                                          ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term borrowings .................................................        14,000        658,750
  Payments on long-term borrowings ...................................................            --       (474,166)
  Proceeds from issuance of preferred stock ..........................................            --        222,781
  Purchase of treasury stock .........................................................           (53)       (17,831)
  Cash received from exercise of stock options .......................................           240            101
                                                                                          ----------     ----------
     Cash provided by financing activities ...........................................        14,187        389,635
                                                                                          ----------     ----------
EFFECTS OF CHANGES IN EXCHANGE RATE ON CASH ..........................................         3,625         (1,867)
                                                                                          ----------     ----------
NET DECREASE IN CASH AND CASH EQUIVALENTS ............................................        (1,967)       (64,170)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .......................................        29,520        123,860
                                                                                          ----------     ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD .............................................    $   27,553     $   59,690
                                                                                          ==========     ==========


        The accompanying notes are an integral part of these consolidated financial statements.

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)


                                                                                    THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                                         JUNE 30,                   JUNE 30,
                                                                                  ----------------------     ----------------------
                                                                                     1999        1998          1999         1998
                                                                                  ----------   ---------     ---------    ---------
                                                                                     ($ in thousands)
Net income (loss)..............................................................   $    8,147   $(248,073)    $  (3,803)   $(504,573)
Other comprehensive income (loss) - foreign currency translation adjustments...        2,809      (2,172)        3,625       (1,867)
                                                                                  ----------   ---------     ---------    ---------
Comprehensive income (loss)....................................................   $   10,956   $(250,245)    $    (178)   $(506,440)
                                                                                  ==========   =========     =========    =========


        The accompanying notes are an integral part of these consolidated financial statements.

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   ACCOUNTING PRINCIPLES

The accompanying unaudited consolidated financial statements of Chesapeake Energy Corporation and subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q as prescribed by the Securities and Exchange Commission. All material adjustments (consisting solely of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods have been reflected. The results for the three and six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full fiscal year.

This Form 10-Q relates to the three and six months ended June 30, 1999 (the "Current Quarter" and "Current Period", respectively) and June 30, 1998 (the "Prior Quarter" and "Prior Period", respectively).

2.   LEGAL PROCEEDINGS

Chesapeake Securities Litigation
The Company and certain of its officers and directors are defendants in a consolidated class action suit alleging violations of the Securities Exchange Act of 1934. The plaintiffs, in suits first filed in August 1997, assert that the defendants made material misrepresentations and failed to disclose material facts about the success of the Company's exploration efforts in the Louisiana Trend. As a result, the complaint alleges the price of the Company's common stock was artificially inflated from January 25, 1996 until June 27, 1997, when the Company issued a press release announcing disappointing drilling results in the Louisiana Trend and a full-cost ceiling writedown to be reflected in its June 30, 1997 financial statements. The plaintiffs further allege that certain of the named individual defendants sold common stock during the class period when they knew or should have known adverse nonpublic information. The plaintiffs seek a determination that the suit is a proper class action and damages in an unspecified amount, together with interest and costs of litigation, including attorneys' fees. The Company and the individual defendants believe that these claims are without merit, and intend to defend against them vigorously. No estimate of loss or range of estimate of loss, if any, can be made at this time.

Bayard Securities Litigation
A purported class action alleging violations of the Securities Act of 1933 and the Oklahoma Securities Act was filed in February 1998 against the Company and others on behalf of investors who purchased common stock of Bayard Drilling Technologies, Inc. ("Bayard") in, or traceable to, its initial public offering in November 1997. Total proceeds of the offering were $254 million, of which the Company received net proceeds of $90 million as a selling shareholder. Plaintiffs allege that the Company, a major customer of Bayard's drilling services and the owner of 30.1% of Bayard's common stock outstanding prior to the offering, was a controlling person of Bayard. Plaintiffs assert that the Bayard prospectus contained material omissions and misstatements relating to (i) the Company's financial "problems" and their impact on Bayard's operating results, (ii) increased costs associated with Bayard's growth strategy, (iii) undisclosed pending related-party transactions between Bayard and third parties other than the Company, (iv) Bayard's planned use of offering proceeds and (v) Bayard's capital expenditures and liquidity. The alleged defective disclosures are claimed to have resulted in a decline in Bayard's share price following the public offering. Plaintiffs seek a determination that the suit is a proper class action and damages in an unspecified amount or rescission, together with interest and costs of litigation, including attorneys' fees. The Company believes that the claims are without merit and intends to defend against them vigorously. No estimate of loss or range of estimate of loss, if any, can be made at this time.

Patent Litigation
In October 1996, Union Pacific Resources Company ("UPRC") sued the Company alleging infringement of a patent for a drillbit steering method. Other claims asserted by UPRC have been dismissed. UPRC's infringement claims against the Company are based on services provided to the Company by a third party vendor controlled by former UPRC employees. UPRC is seeking damages of an unspecified amount, including actual and enhanced damages, interest, costs and attorneys' fees. In June 1999, the issues of the validity of the patent and the Company's alleged

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


infringement were tried to the Court. No ruling has been issued yet. If necessary, a trial on damages will be scheduled after the ruling. No estimate of loss or range of estimate of loss, if any, can be made at this time; however, in reports filed in the proceeding, experts for UPRC claim that damages could be as much as $18 million while Company experts state that the amount should not exceed $25,000, in each case based on a reasonable royalty.

West Panhandle Litigation
The Company, Natural Gas Pipeline Company of America and MidCon Gas Services, Inc. are defendants in 13 lawsuits filed in 1997 and 1998 by royalty owners seeking the cancellation of oil and gas leases in the West Panhandle Field in Texas. In April 1998, the Company acquired MC Panhandle, Inc., the owner of the leases since January 1, 1997. Plaintiffs claim the leases terminated upon the cessation of production for various periods between 1926 and 1997 and/or for failure to produce in paying quantities. Plaintiffs also seek to recover conversion damages in an amount equal to 7/8 of gross production for the period beginning two years prior to the filing of each suit through the time of trial, plus attorneys' fees and interest, as well as exemplary damages. Plaintiffs assert that defendants knew the leases had terminated and therefore are bad faith trespassers and not entitled (in the event of an adverse judgment) to recover the value of improvements or operating costs. In the alternative, plaintiffs seek damages for the breach of implied covenants of the leases, i.e., for failure to protect against drainage, to maximize production, and to reasonably develop and market. Defendants assert that any cessation of production was excused by their timely commencement of operations to restore production and assert affirmative defenses of limitations, waiver, estoppel, laches and title by adverse possession under 3, 5, 10 and 25-year statutes of adverse possession.

Four of the cases were tried to juries in May, June and July 1999, resulting in three verdicts in favor of and one against the defendants. The juries which found for defendants determined that the plaintiffs' termination claims were barred by laches, adverse possession and (in two cases) revivor. The adverse verdict found that the defendants were bad-faith trespassers and produced gas from the leases as a result of fraud. The jury assessed $1.2 million in exemplary damages against each of the defendants and awarded plaintiffs attorneys' fees in the amount of $158,000. The amount of any actual damages will be based on prior production. The parties stipulated that the value of gas produced by defendants was $1.0 million since January 1, 1996 and $1.5 million since January 1, 1994. The court will determine which amount of actual damages, if either, should be awarded based on the statute of limitations and other considerations. The Company has filed a motion for judgment notwithstanding verdict and, if not granted, intends to appeal the decision. The other nine cases have not been set for trial.

The Company has previously established an accrued liability that management believes will be sufficient to cover the estimated costs of litigation for each of the lease cancellation cases. Because of the inconsistent verdicts reached by the juries in the four cases tried to date and because the amount of damages sought is not specified in all of the other cases, the outcome of the remaining trials cannot be predicted and the amount of damages that might ultimately be awarded could differ from the estimates. Management believes, however, that the leases are valid, there is no basis for exemplary damages and that any findings of fraud or bad faith will be overturned on appeal. The defendants intend to continue to vigorously defend its position.

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

3.   IMPAIRMENT OF OIL AND GAS PROPERTIES AND OTHER ASSETS

The Company incurred an impairment of oil and gas properties charge of $216.0 million in the Prior Quarter. This writedown was caused primarily by the effects of accounting for the Prior Quarter acquisitions using the purchase accounting method, as well as a significant decline in oil prices from March 31, 1998 to June 30, 1998. The Company also recorded a $10.0 million impairment in the Prior Quarter related to certain of its gas processing and transportation assets located in Louisiana.

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


4.   EARNINGS PER SHARE

Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128") requires presentation of "basic" and "diluted" earnings per share, as defined, on the face of the statement of operations for all entities with complex capital structures. SFAS 128 requires a reconciliation of the numerators and denominators of the basic and diluted EPS computations. For the Prior Quarter, the Current Period and the Prior Period, there was no difference between actual weighted average shares outstanding, which are used in computing basic EPS, and diluted weighted average shares outstanding, which are used in computing diluted EPS. Options to purchase 13.2 million and 8.3 million shares of common stock at a weighted average exercise price of $1.74 and $4.13 were outstanding at June 30, 1999 and 1998, respectively, but were not included in the computation of diluted EPS in the Prior Quarter, Current Period or Prior Period because the effect of these outstanding options would be antidilutive. A reconciliation for the Current Quarter is as follows (in 000's, except per share amounts):

                                                        Income            Shares          Per Share
                                                      (Numerator)      (Denominator)       Amount
                                                      -----------      -------------      ---------
     FOR THE QUARTER ENDED JUNE 30, 1999:
     BASIC EPS
       Income available to common stockholders....    $     4,121             97,049      $    0.04
                                                                                          =========
     EFFECT OF DILUTIVE SECURITIES
       Employee stock options.....................             --              4,401
                                                      -----------      -------------
     DILUTED EPS
       Income available to common stockholders
          and assumed conversions.................    $     4,121            101,450      $    0.04
                                                      ===========      =============      =========

5.   SUBSEQUENT EVENT

The Company has a $50 million revolving bank credit facility with a committed borrowing base of $50 million. Subsequent to June 30, 1999, the Company entered into an amendment to the facility to extend the maturity date from August 1999 to February 2001. The amendment also increased the interest rate and certain fees and provided for other minor modifications. As of June 30, 1999, the Company had borrowed $39 million under this facility, which was included in long-term debt. Borrowings under this facility are secured by certain producing oil and gas properties. The interest rate at June 30, 1999 was 7.75% per annum.

6.   SENIOR NOTES

10.5% Notes
The Company had outstanding at March 31, 1998, $90 million in aggregate principal amount of 10.5% Senior Notes which were to mature June 1, 2001. The 10.5% Notes were senior, unsecured obligations of the Company and were fully and unconditionally guaranteed, jointly and severally, by Guarantor Subsidiaries (as defined below). All outstanding 10.5% Notes were acquired by the Company effective April 30, 1998.

9.625% Notes
The Company has outstanding $500 million in aggregate principal amount of 9.625% Senior Notes which mature May 1, 2005, and bear interest at the rate of 9.625%, payable semiannually on each May 1 and November 1. The 9.625% Notes are senior, unsecured obligations of the Company and are fully and unconditionally guaranteed, jointly and severally, by the Guarantor Subsidiaries.

9.125% Notes
The Company has outstanding $120 million in aggregate principal amount of 9.125% Senior Notes which mature April 15, 2006, and bear interest at an annual rate of 9.125%, payable semiannually on each April 15 and October 15. The 9.125% Notes are senior, unsecured obligations of the Company and are fully and unconditionally guaranteed, jointly and severally, by the Guarantor Subsidiaries.

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

7.875% Notes
The Company has outstanding $150 million in aggregate principal amount of 7.875% Senior Notes which mature March 15, 2004, and bear interest at the rate of 7.875%, payable semiannually on each March 15 and September 15. The 7.875% Notes are senior, unsecured obligations of the Company and are fully and unconditionally guaranteed, jointly and severally, by the Guarantor Subsidiaries.

8.5% Notes
The Company has outstanding $150 million in aggregate principal amount of 8.5% Senior Notes which mature March 15, 2012, and bear interest at the rate of 8.5%, payable semiannually on each March 15 and September 15. The 8.5% Notes are senior, unsecured obligations of the Company and are fully and unconditionally guaranteed, jointly and severally, by the Guarantor Subsidiaries.

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

These Senior Note indentures also limit the Company's ability to make restricted payments (as defined in the indentures), including the payment of preferred stock dividends, unless certain tests are met. As of December 31, 1998, March 31, 1999 and June 30, 1999, the Company was unable to meet the requirements to incur additional unsecured indebtedness, and consequently was unable to pay the quarterly cash dividend of $4.0 million on its 7% cumulative convertible preferred stock on February 1, 1999, May 1, 1999 or August 1, 1999. As of June 30, 1999 the cumulative earned but unpaid dividends on the preferred stock was $11.2 million. Subsequent payments will be subject to the same restrictions and are dependent upon variables, most particularly oil and gas prices, that are beyond the Company's ability to predict. This restriction does not affect the Company's ability to borrow under or expand its secured commercial bank facility. If the Company fails to pay dividends for six quarterly periods, the holders of preferred stock would be entitled to elect two additional members to the Board.

Set forth below are condensed consolidating financial statements of the Guarantor Subsidiaries, the Company's subsidiary which is not a guarantor of the Senior Notes (the "Non-Guarantor Subsidiary") and the Company. As of and for the three and six months ended June 30, 1999 and 1998, Chesapeake Energy Marketing, Inc. was the only Non-Guarantor Subsidiary. For both periods, all other subsidiaries of the Company were Guarantor Subsidiaries. Separate financial statements of each Guarantor Subsidiary have not been provided because management has determined that they are not material to investors.

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                      CONDENSED CONSOLIDATING BALANCE SHEET

                               AS OF JUNE 30, 1999
                                ($ IN THOUSANDS)


                                                              ASSETS

                                                 GUARANTOR     NON-GUARANTOR     COMPANY
                                               SUBSIDIARIES     SUBSIDIARY       (PARENT)     ELIMINATIONS  CONSOLIDATED
                                               ------------    -------------    -----------   ------------  ------------
CURRENT ASSETS:
  Cash and cash equivalents...............     $     (9,126)   $      17,591    $    20,530   $         --  $     28,995
  Accounts receivable, net................           40,910           26,442            473        (13,183)       54,642
  Inventory...............................            4,566              311             --             --         4,877
  Other...................................            2,071               16            359             --         2,446
                                               ------------    -------------    -----------   ------------  ------------
     Total Current Assets.................           38,421           44,360         21,362        (13,183)       90,960
                                               ------------    -------------    -----------   ------------  ------------
PROPERTY AND EQUIPMENT:
  Oil and gas properties..................        2,218,839               --             --             --     2,218,839
  Unevaluated leasehold...................           45,190               --             --             --        45,190
  Other property and equipment............           45,916           14,801         17,760             --        78,477
  Less: accumulated depreciation,
    depletion and amortization............       (1,651,974)          (8,183)        (1,620)            --    (1,661,777)
                                               ------------    -------------    -----------   ------------  ------------
     Total Property and Equipment.........          657,971            6,618         16,140             --       680,729
                                               ------------    -------------    -----------   ------------  ------------
INVESTMENTS IN SUBSIDIARIES AND
  INTERCOMPANY ADVANCES...................          808,285               --        493,738     (1,302,023)           --

OTHER ASSETS..............................           10,612              566         18,096            (53)       29,221
                                               ------------    -------------    -----------   ------------  ------------
     TOTAL ASSETS.........................     $  1,515,289    $      51,544    $   549,336   $ (1,315,259) $    800,910
                                               ============    =============    ===========   ============  ============

                                            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Notes payable and current maturities
    of long-term debt.....................     $         --    $          --    $        --   $         --  $         --
  Accounts payable and other..............           53,804           17,180         17,503        (13,159)       75,328
                                               ------------    -------------    -----------   ------------  ------------
     Total Current Liabilities............           53,804           17,180         17,503        (13,159)       75,328
                                               ------------    -------------    -----------   ------------  ------------
LONG-TERM DEBT............................           39,000               --        919,118             --       958,118
                                               ------------    -------------    -----------   ------------  ------------
REVENUES PAYABLE..........................           11,137               --             --             --        11,137
                                               ------------    -------------    -----------   ------------  ------------
DEFERRED INCOME TAXES.....................            4,880               --             --             --         4,880
                                               ------------    -------------    -----------   ------------  ------------
INTERCOMPANY PAYABLES.....................        1,372,792            1,038     (1,373,806)           (24)           --
                                               ------------    -------------    -----------   ------------  ------------
STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred Stock.........................               --               --        230,000             --       230,000
  Common Stock............................               27                1          1,044            (17)        1,055
  Other...................................           33,649           33,325        755,477     (1,302,059)     (479,608)
                                               ------------    -------------    -----------   ------------  ------------
     Total Stockholders' Equity (Deficit).           33,676           33,326        986,521     (1,302,076)     (248,553)
                                               ------------    -------------    -----------   ------------  ------------
     TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY (DEFICIT).....     $  1,515,289    $      51,544    $   549,336   $ (1,315,259) $    800,910
                                               ============    =============    ===========   ============  ============


                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                      CONDENSED CONSOLIDATING BALANCE SHEET

                             AS OF DECEMBER 31, 1998
                                ($ IN THOUSANDS)



                                                               ASSETS

                                                 GUARANTOR     NON-GUARANTOR     COMPANY
                                               SUBSIDIARIES     SUBSIDIARY       (PARENT)     ELIMINATIONS  CONSOLIDATED
                                               ------------    -------------    -----------   ------------  ------------
CURRENT ASSETS:
  Cash and cash equivalents...............     $    (11,565)   $       7,000    $    39,839   $         --  $     35,274
  Accounts receivable.....................           54,384           29,641            270         (7,996)       76,299
  Inventory...............................            4,919              406             --             --         5,325
  Other...................................              721               15            365             --         1,101
                                               ------------    -------------    -----------   ------------  ------------
     Total Current Assets.................           48,459           37,062         40,474         (7,996)      117,999
                                               ------------    -------------    -----------   ------------  ------------
PROPERTY AND EQUIPMENT:
  Oil and gas properties..................        2,142,943               --             --             --     2,142,943
  Unevaluated leasehold...................           52,687               --             --             --        52,687
  Other property and equipment............           47,628           15,109         16,981             --        79,718
  Less: accumulated depreciation,
    depletion and amortization............       (1,601,931)          (8,036)        (1,390)            --    (1,611,357)
                                               ------------    -------------    -----------   ------------  ------------
     Total Property & Equipment...........          641,327            7,073         15,591             --       663,991
                                               ------------    -------------    -----------   ------------  ------------
INVESTMENTS IN SUBSIDIARIES AND
  INTERCOMPANY ADVANCES...................          473,578               --        481,150       (954,728)           --
                                               ------------    -------------    -----------   ------------  ------------
OTHER ASSETS..............................           10,610              560         19,455             --        30,625
                                               ------------    -------------    -----------   ------------  ------------
     TOTAL ASSETS.........................     $  1,173,974    $      44,695    $   556,670   $   (962,724) $    812,615
                                               ============    =============    ===========   ============  ============

                                             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Notes payable and current maturities
    of long-term debt.....................     $     25,000    $          --    $       --    $         --  $     25,000
  Accounts payable and other..............           80,786           15,992         17,529         (8,023)      106,284
                                               ------------    -------------    -----------   ------------  ------------
     Total Current Liabilities............          105,786           15,992         17,529         (8,023)      131,284
                                               ------------    -------------    -----------   ------------  ------------
LONG-TERM DEBT............................               --               --        919,076             --       919,076
                                               ------------    -------------    -----------   ------------  ------------
REVENUES PAYABLE..........................           10,823               --             --             --        10,823
                                               ------------    -------------    -----------   ------------  ------------
INTERCOMPANY PAYABLES.....................        1,338,948           11,376     (1,350,351)            27            --
                                               ------------    -------------    -----------   ------------  ------------
STOCKHOLDERS' EQUITY (DEFICIT):
  Common Stock............................               26                1          1,042            (17)        1,052
  Other...................................         (281,609)          17,326        969,374       (954,711)     (249,620)
                                               ------------    -------------    -----------   ------------  ------------
     Total Stockholders' Equity (Deficit).         (281,583)          17,327        970,416       (954,728)     (248,568)
                                               ------------    -------------    -----------   ------------  ------------
     TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY (DEFICIT).....     $  1,173,974    $      44,695    $   556,670   $   (962,724) $    812,615
                                               ============    =============    ===========   ============  ============

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                ($ IN THOUSANDS)


                                                 GUARANTOR     NON-GUARANTOR     COMPANY
                                               SUBSIDIARIES     SUBSIDIARY       (PARENT)     ELIMINATIONS    CONSOLIDATED
                                               ------------    -------------    -----------   ------------    ------------
FOR THE THREE MONTHS ENDED JUNE 30, 1999
REVENUES:
  Oil and gas sales.......................     $     68,869    $          --    $         --  $       (597)   $     68,272
  Oil and gas marketing sales.............               --           37,823              --       (25,203)         12,620
                                               ------------    -------------    ------------  ------------    ------------
     Total Revenues.......................           68,869           37,823              --       (25,800)         80,892
                                               ------------    -------------    ------------  ------------    ------------
OPERATING COSTS:
  Production expenses and taxes...........           13,981               --              --            --          13,981
  Oil and gas marketing expenses..........               --           37,473              --       (25,800)         11,673
  Oil and gas depreciation, depletion
    and amortization......................           24,233               --              --            --          24,233
  Other depreciation and amortization.....            1,138               20             814            --           1,972
  General and administrative..............            2,942              324               2            --           3,268
                                               ------------    -------------    ------------  ------------    ------------
     Total Operating Costs................           42,294           37,817             816       (25,800)         55,127
                                               ------------    -------------    ------------  ------------    ------------
INCOME (LOSS) FROM OPERATIONS.............           26,575                6            (816)           --          25,765
                                               ------------    -------------    ------------  ------------    ------------
OTHER INCOME (LOSS)
  Interest and other income...............              440            2,408          29,188       (29,069)          2,967
  Interest expense........................          (29,009)              --         (20,319)       29,069         (20,259)
                                               ------------    -------------    ------------  ------------    ------------
                                                    (28,569)           2,408           8,869            --         (17,292)
                                               ------------    -------------    ------------  ------------    ------------
INCOME (LOSS) BEFORE INCOME TAXES.........           (1,994)           2,414           8,053            --           8,473
INCOME TAX EXPENSE (BENEFIT)..............              326               --              --            --             326
                                               ------------    -------------    ------------  ------------    ------------
NET INCOME (LOSS) BEFORE
  EXTRAORDINARY ITEM......................           (2,320)           2,414           8,053            --           8,147
EXTRAORDINARY ITEM:
  Loss on early extinguishment of debt,
   net of applicable income tax...........               --               --              --            --              --
                                               ------------    -------------    ------------  ------------    ------------
NET INCOME (LOSS).........................     $     (2,320)   $       2,414    $      8,053  $         --    $      8,147
                                               ============    =============    ============  ============    ============

FOR THE THREE MONTHS ENDED JUNE 30, 1998
REVENUES:
  Oil and gas sales.......................     $     74,592    $          --    $         --  $      1,047    $     75,639
  Oil and gas marketing sales.............           11,350           49,561              --       (27,240)         33,671
                                               ------------    -------------    ------------  ------------    ------------
     Total Revenues.......................           85,942           49,561              --       (26,193)        109,310
                                               ------------    -------------    ------------  ------------    ------------
OPERATING COSTS:
  Production expenses and taxes...........           17,294               --              --            --          17,294
  Oil and gas marketing expenses..........           11,081           48,817              --       (26,193)         33,705
  Impairment of oil and gas properties....          216,000               --              --            --         216,000
  Impairment of other assets..............           10,000               --              --            --          10,000
  Oil and gas depreciation, depletion
    and amortization......................           43,900               --              --            --          43,900
  Other depreciation and amortization.....            1,198               34             690            --           1,922
  General and administrative..............            4,800              359             (25)           --           5,134
                                               ------------    -------------    ------------  ------------    ------------
     Total Operating Costs................          304,273           49,210             665       (26,193)        327,955
                                               ------------    -------------    ------------  ------------    ------------
INCOME (LOSS) FROM OPERATIONS.............         (218,331)             351            (665)           --        (218,645)
                                               ------------    -------------    ------------  ------------    ------------
OTHER INCOME (LOSS)
  Interest and other income...............              542              129          23,948       (22,048)          2,571
  Interest expense........................          (21,876)              --         (18,837)       22,048         (18,665)
                                               ------------    -------------    ------------  ------------    ------------
                                                    (21,334)             129           5,111            --         (16,094)
                                               ------------    -------------    ------------  ------------    ------------
INCOME (LOSS) BEFORE INCOME TAXES.........         (239,665)             480           4,446            --        (234,739)
INCOME TAX EXPENSE (BENEFIT)..............               --               --              --            --              --
                                               ------------    -------------    ------------  ------------    ------------
NET INCOME (LOSS) BEFORE
  EXTRAORDINARY ITEM......................         (239,665)             480           4,446            --        (234,739)
EXTRAORDINARY ITEM:
  Loss on early extinguishment of debt,
   net of applicable income tax...........           (2,164)              --         (11,170)           --         (13,334)
                                               ------------    -------------    ------------  ------------    ------------
NET INCOME (LOSS).........................     $   (241,829)   $         480    $     (6,724) $         --    $   (248,073)
                                               ============    =============    ============  ============    ============

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                ($ IN THOUSANDS)


                                                 GUARANTOR     NON-GUARANTOR      COMPANY
                                               SUBSIDIARIES     SUBSIDIARY        (PARENT)    ELIMINATIONS    CONSOLIDATED
                                               ------------    -------------    ------------  ------------    ------------

FOR THE SIX MONTHS ENDED JUNE 30, 1999
REVENUES:
  Oil and gas sales ...................        $    120,078    $          --    $         --  $         --    $    120,078
  Oil and gas marketing sales .........                  --           73,258              --       (46,767)         26,491
                                               ------------    -------------    ------------  ------------    ------------
     Total Revenues ...................             120,078           73,258                       (46,767)        146,569
                                               ------------    -------------    ------------  ------------    ------------
OPERATING COSTS:
  Production expenses and taxes .......              29,963               --              --            --          29,963
  Oil and gas marketing expenses ......                  --           71,725              --       (46,767)         24,958
  Oil and gas depreciation, depletion
    and amortization ..................              47,386               --              --            --          47,386
  Other depreciation and amortization..               2,476               40           1,622            --           4,138
  General and administrative ..........               6,464              781              47            --           7,292
                                               ------------    -------------    ------------  ------------    ------------
     Total Operating Costs ............              86,289           72,546           1,669       (46,767)        113,737
                                               ------------    -------------    ------------  ------------    ------------
INCOME (LOSS) FROM OPERATIONS .........              33,789              712          (1,669)           --          32,832
                                               ------------    -------------    ------------  ------------    ------------
OTHER INCOME (LOSS)
  Interest and other income ...........                 707            2,845          58,328       (58,040)          3,840
  Interest expense ....................             (57,415)              --         (40,774)       58,040         (40,149)
                                               ------------    -------------    ------------  ------------    ------------
                                                    (56,708)           2,845          17,554            --         (36,309)
                                               ------------    -------------    ------------  ------------    ------------
INCOME (LOSS) BEFORE INCOME TAXES .....             (22,919)           3,557          15,885            --          (3,477)
INCOME TAX EXPENSE (BENEFIT) ..........                 326               --              --            --             326
                                               ------------    -------------    ------------  ------------    ------------
NET INCOME (LOSS) BEFORE
  EXTRAORDINARY ITEM ..................             (23,245)           3,557          15,885            --          (3,803)
EXTRAORDINARY ITEM:
  Loss on early extinguishment of debt,
   net of applicable income tax .......                  --               --              --            --              --
                                               ------------    -------------    ------------  ------------    ------------
NET INCOME (LOSS) .....................        $    (23,245)   $       3,557    $     15,885  $         --    $     (3,803)
                                               ============    =============    ============  ============    ============

FOR THE SIX MONTHS ENDED JUNE 30, 1998
REVENUES:
  Oil and gas sales ...................        $    124,207    $          --    $         --  $      1,673    $    125,880
  Oil and gas marketing sales .........              21,071           87,565              --       (48,441)         60,195
                                               ------------    -------------    ------------  ------------    ------------
     Total Revenues ...................             145,278           87,565              --       (46,768)        186,075
                                               ------------    -------------    ------------  ------------    ------------
OPERATING COSTS:
  Production expenses and taxes .......              26,732               --              --            --          26,732
  Oil and gas marketing expenses ......              20,617           86,117              --       (46,768)         59,966
  Impairment of oil and gas properties              466,000               --              --            --         466,000
  Impairment of other assets ..........              10,000               --              --            --          10,000
  Oil and gas depreciation, depletion
    and amortization ..................              75,242               --              --            --          75,242
  Other depreciation and amortization..               2,061               54           1,187            --           3,302
  General and administrative ..........               8,874              633               7            --           9,514
                                               ------------    -------------    ------------  ------------    ------------
     Total Operating Costs ............             609,526           86,804           1,194       (46,768)        650,756
                                               ------------    -------------    ------------  ------------    ------------
INCOME (LOSS) FROM OPERATIONS .........            (464,248)             761          (1,194)           --        (464,681)
                                               ------------    -------------    ------------  ------------    ------------
OTHER INCOME (LOSS)
  Interest and other income ...........                 566              219          43,983       (41,973)          2,795
  Interest expense ....................             (41,099)              --         (30,227)       41,973         (29,353)
                                               ------------    -------------    ------------  ------------    ------------
                                                    (40,533)             219          13,756            --         (26,558)
                                               ------------    -------------    ------------  ------------    ------------
INCOME (LOSS) BEFORE INCOME TAXES .....            (504,781)             980          12,562            --        (491,239)
INCOME TAX EXPENSE (BENEFIT) ..........                  --               --              --            --              --
                                               ------------    -------------    ------------  ------------    ------------
NET INCOME (LOSS) BEFORE
  EXTRAORDINARY ITEM ..................            (504,781)             980          12,562            --        (491,239)
EXTRAORDINARY ITEM:
  Loss on early extinguishment of debt,
   net of applicable income tax .......              (2,164)              --         (11,170)           --         (13,334)
                                               ------------    -------------    ------------  ------------    ------------
NET INCOME (LOSS) .....................        $   (506,945)   $         980    $      1,392  $         --    $   (504,573)
                                               ============    =============    ============  ============    ============

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                                ($ IN THOUSANDS)


                                                 GUARANTOR     NON-GUARANTOR      COMPANY
                                               SUBSIDIARIES     SUBSIDIARY        (PARENT)    ELIMINATIONS    CONSOLIDATED
                                               ------------    -------------    ------------  ------------    ------------

FOR THE SIX MONTHS ENDED JUNE 30, 1999
CASH FLOWS FROM OPERATING ACTIVITIES......     $     22,128    $       8,119    $     17,319  $         --    $     47,566
                                               ------------    -------------    ------------  ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Oil and gas properties .................          (85,787)              --              --            --         (85,787)
  Proceeds from sale of oil and gas
  properties .............................           17,387               --              --            --          17,387
  Proceeds from sale of other assets .....            1,306               --              --            --           1,306
  Other additions ........................              427              308            (986)           --            (251)
                                               ------------    -------------    ------------  ------------    ------------
                                                    (66,667)             308            (986)           --         (67,345)
                                               ------------    -------------    ------------  ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings ...............           14,000               --              --            --          14,000
  Cash paid for purchase of treasury stock               --              (53)             --            --             (53)
  Cash received from exercise of stock
  options ................................               --               --             240            --             240
  Intercompany advances, net .............           33,665            2,217         (35,882)           --              --
                                               ------------    -------------    ------------  ------------    ------------
                                                     47,665            2,164         (35,642)           --          14,187
                                               ------------    -------------    ------------  ------------    ------------
EFFECT OF EXCHANGE RATE CHANGES
  ON CASH ................................            3,625               --              --            --           3,625
                                               ------------    -------------    ------------  ------------    ------------
  Net increase (decrease) in cash ........            6,751           10,591         (19,309)           --          (1,967)
  Cash, beginning of period ..............          (17,319)           7,000          39,839            --          29,520
                                               ------------    -------------    ------------  ------------    ------------
  Cash, end of period ....................     $    (10,568)   $      17,591    $     20,530  $         --    $     27,553
                                               ============    =============    ============  ============    ============

FOR THE SIX MONTHS ENDED JUNE 30, 1998
CASH FLOWS FROM OPERATING ACTIVITIES: ....     $       (609)   $        (476)   $     20,805  $         --    $     19,720
                                               ------------    -------------    ------------  ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Oil and gas properties .................         (472,879)              --              --            --        (472,879)
  Proceeds from sale of assets ...........              804               --           3,600            --           4,404
  Repayment of long-term loans ...........            2,000               --              --            --           2,000
  Other additions ........................           (3,448)            (258)         (1,477)           --          (5,183)
                                               ------------    -------------    ------------  ------------    ------------
                                                   (473,523)            (258)          2,123            --        (471,658)
                                               ------------    -------------    ------------  ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings ...............               --               --         658,750            --         658,750
  Payments on borrowings .................               --               --        (474,166)           --        (474,166)
  Cash received from issuance of preferred
  stock ..................................               --               --         222,781            --         222,781
  Cash paid for purchase of treasury stock               --               --         (17,831)           --         (17,831)
  Cash received from exercise of stock
  options ................................               --               --             101            --             101
  Intercompany advances, net .............          465,229           (2,545)       (462,684)           --              --
                                               ------------    -------------    ------------  ------------    ------------
                                                    465,229           (2,545)        (73,049)           --         389,635
                                               ------------    -------------    ------------  ------------    ------------
EFFECT OF EXCHANGE RATE CHANGES
  ON CASH ................................           (1,867)              --              --            --          (1,867)
                                               ------------    -------------    ------------  ------------    ------------
  Net increase (decrease) in cash ........          (10,770)          (3,279)        (50,121)           --         (64,170)
  Cash, beginning of period ..............             (284)          13,694         110,450            --         123,860
                                               ------------    -------------    ------------  ------------    ------------
  Cash, end of period ....................     $    (11,054)   $      10,415    $     60,329  $         --    $     59,690
                                               ============    =============    ============  ============    ============

                          PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended June 30, 1999 vs. June 30, 1998

General. For the three months ended June 30, 1999 (the "Current Quarter"), the Company had net income of $8.1 million, or $0.04 per common share after deducting preferred dividends of $4.0 million. This compares to a net loss of $248.1 million, or a loss of $2.41 per common share after deducting preferred dividends of $4.0 million, in the three months ended June 30, 1998 (the "Prior Quarter"). The loss in the Prior Quarter resulted from a $216.0 million asset writedown recorded under the full-cost method of accounting, a $10.0 million impairment related to certain of the Company's gas processing and transportation assets located in Louisiana, a $13.3 million extraordinary loss on the early extinguishment of debt, and an $8.7 million loss from recurring operations. The asset writedown was caused by acquisitions completed by the Company in April 1998 for consideration in excess of the present value (10% discount) of the future net revenues of the proved reserves acquired as of June 30, 1998, as well as the evaluation of certain leasehold, seismic and other exploration-related costs that were previously unevaluated, and by decreases in oil prices from March 31, 1998 to June 30, 1998. See " - Impairment of Oil and Gas Properties".

Oil and Gas Sales. During the Current Quarter, oil and gas sales decreased to $68.3 million from $75.6 million, a decrease of $7.3 million, or 10%. This decrease resulted from lower oil and gas production volumes, which decreased from 37.2 billion cubic feet equivalent of natural gas ("bcfe") in the Prior Quarter to 33.6 bcfe in the Current Quarter, a decrease of 3.6 bcfe, or 10%. The decrease in production volumes were primarily the result of the asset divestitures completed during the last quarter of 1998 and first half of 1999. For the Current Quarter, the Company produced 1.1 million barrels of oil ("mmbo") and 27.0 billion cubic feet of natural gas ("bcf"), compared to 1.8 mmbo and 26.3 bcf in the Prior Quarter. Average oil prices realized were $16.01 per barrel of oil in the Current Quarter compared to $12.85 per barrel in the Prior Quarter, an increase of 25%. Average gas prices realized were $1.88 per thousand cubic feet ("mcf") in the Current Quarter compared to $1.99 per mcf in the Prior Quarter, a decrease of 6%.

For the Current Quarter, the Company realized an average price of $2.03 per thousand cubic feet equivalent of natural gas ("mcfe"), compared to $2.03 per mcfe in the Prior Quarter. The Company's hedging activities resulted in increased oil and gas revenues of $2.9 million, or $0.09 per mcfe, in the Current Quarter, compared to increases in oil and gas revenues of $2.2 million in the Prior Quarter.

The following table shows the Company's production by region for the Current Quarter and the Prior Quarter:

                                               FOR THE THREE MONTHS ENDED JUNE 30,
                                         ------------------------------------------------
                                                1999                         1998
                                         --------------------        --------------------
       OPERATING AREAS                    MMCFE       PERCENT         MMCFE       PERCENT
     ---------------------               -------      -------        -------      -------
     Mid-Continent.................       18,960           57%        19,514           53%
     Gulf Coast....................       10,811           32         14,265           38
     Canada........................        3,134            9          2,414            6
     Other areas...................          661            2          1,038            3
                                         -------      -------        -------      -------
          Total....................       33,566          100%        37,231          100%
                                         =======      =======        =======      =======


Natural gas production represented approximately 80% of the Company's total production volume on a gas equivalent basis in the Current Quarter, compared to 71% in the Prior Quarter. The Company anticipates natural gas will represent approximately 80% of anticipated 1999 production. As of June 30, 1999 natural gas represented approximately 87% of the Company's proved reserves.

Oil and Gas Marketing Sales. The Company realized $12.6 million in oil and gas marketing sales to third parties in the Current Quarter, with corresponding oil and gas marketing expenses of $11.7 million. This compares to sales of

$33.7 million and expenses of $33.7 million in the Prior Quarter. The decrease in marketing sales and cost of sales was due primarily to lower third party sales in the Current Quarter as compared to the Prior Quarter. The increase in gross margin between periods was due primarily to the improved operating results from certain gas gathering, transportation and marketing assets.

Production Expenses and Taxes. Production expenses decreased to $11.2 million in the Current Quarter, a $3.5 million decrease from $14.7 million incurred in the Prior Quarter. The decrease was due primarily to the Company's divestiture of higher cost oil and gas properties and the closing of various field offices. On a production unit basis, production expenses were $0.33 and $0.39 per mcfe in the Current and Prior Quarters, respectively. The Company anticipates production expenses will average $0.35 to $0.40 per mcfe for 1999.

Production taxes, which consist primarily of wellhead severance taxes, were $2.8 million and $2.6 million in the Current and Prior Quarters, respectively. On a per unit basis, production taxes were $0.08 per mcfe in the Current Quarter compared to $0.07 per mcfe in the Prior Quarter.

Impairment of Oil and Gas Properties. The Company utilizes the full-cost method to account for its investment in oil and gas properties. Under this method, all costs of acquisition, exploration and development of oil and gas reserves (including such costs as leasehold acquisition costs, geological and geophysical expenditures, certain capitalized internal costs, dry hole costs and tangible and intangible development costs) are capitalized as incurred. These oil and gas property costs, including the estimated future capital expenditures to develop proved undeveloped reserves, are depleted and charged to operations using the unit-of-production method based on the ratio of current production to proved oil and gas reserves as estimated by the Company's independent engineering consultants and in-house engineers. Costs directly associated with the acquisition and evaluation of unproved properties are excluded from the amortization computation until it is determined whether or not proved reserves can be assigned to the property or whether impairment has occurred. The excess of capitalized costs of oil and gas properties, net of accumulated depreciation, depletion and amortization and related deferred income taxes, over the discounted future net revenues (at 10%) of proved oil and gas properties is charged to operations.

The Company incurred an impairment of oil and gas properties charge of $216 million in the Prior Quarter, compared to no impairment charge in the Current Quarter. The writedown in the Prior Quarter was caused by a combination of several factors, including the acquisitions completed by the Company in April 1998. The most significant factor was the completion of the acquisition of DLB Oil & Gas, Inc. ("DLB"), which was accounted for using the purchase method. The purchase price, which was established in February 1998 when the terms of the acquisition were amended (based upon a Chesapeake common stock price of $6 per share), was allocated primarily to DLB's evaluated oil and gas properties. Based upon reserve estimates as of June 30, 1998, the portion of the purchase price which was allocated to evaluated oil and gas properties exceeded the associated discounted future net revenues from DLB's estimated proved reserves by approximately $70 million. In total, approximately $116 million of the writedown was related to acquisitions completed during the Prior Quarter. The evaluation of certain leasehold, seismic and other exploration-related costs that were previously unevaluated, together with decreases in oil prices at June 30, 1998, were the remaining contributing factors which led to the writedown in the Prior Quarter.

Impairment of Other Assets. In the Prior Quarter, the Company incurred an impairment charge of $10 million related to certain of the Company's gas processing and transportation assets located in Louisiana. No such charge was recorded in the Current Quarter.

Oil and Gas Depreciation, Depletion and Amortization. Depreciation, depletion and amortization of oil and gas properties ("DD&A") for the Current Quarter was $24.2 million, compared to $43.9 million in the Prior Quarter. This decrease was caused by a decrease in the DD&A rate per mcfe from $1.18 to $0.72 in the Prior and Current Quarters, respectively. The decrease in the DD&A rate per mcfe is due primarily to the impairment of oil and gas properties recorded during 1998.

Depreciation and Amortization of Other Assets. Depreciation and amortization of other assets ("D&A") increased to $2.0 million in the Current Quarter compared to $1.9 million in the Prior Quarter. The Company anticipates D&A expense throughout the remainder of 1999 to remain at approximately the same level.

General and Administrative. General and administrative expenses ("G&A"), which are net of capitalized internal payroll and non-payroll expenses, were $3.3 million in the Current Quarter compared to $5.1 million in the Prior Quarter. This decrease was primarily caused by various measures designed to lower corporate overhead, including staff reductions and office closings which occurred subsequent to June 30, 1998. The Company capitalized $0.8 million of internal costs in the Current Quarter directly related to the Company's oil and gas exploration and development efforts, compared to $1.1 million in the Prior Quarter. The Company anticipates that G&A costs for the remainder of 1999 will remain at generally the same level as in the Current Quarter.

Interest and Other Income. Interest and other income for the Current Quarter was $3.0 million compared to $2.6 million in the Prior Quarter.

Interest. Interest expense increased to $20.3 million in the Current Quarter from $18.7 million in the Prior Quarter. This increase was a result of lower capitalized interest in the Current Quarter, higher levels of indebtedness and a full quarter of interest on the 9.625% Senior Notes which were issued on April 22, 1998. The Company capitalized $1.0 million of interest during the Current Quarter compared to $1.6 million capitalized in the Prior Quarter. The Company anticipates that interest expense will remain at generally the same level as in the Current Quarter.

Provision for Income Taxes. The Company recorded $0.3 million of income tax expense for the Current Quarter, compared to none in the Prior Quarter. The income tax expense in the Current Quarter is entirely related to the Company's operations in Canada. At June 30, 1999, the Company had a net operating loss carryforward of approximately $650 million for regular U.S. federal income taxes which will expire in future years beginning in 2007. Management believes that it cannot be demonstrated at this time that it is more likely than not that its domestic deferred income tax assets, comprised primarily of the net operating loss carryforward generated in the United States, will be realizable in future years, and therefore a valuation allowance of $455 million has been recorded.

Six Months Ended June 30, 1999 vs. June 30, 1998

General. For the six months ended June 30, 1999 (the "Current Period"), the Company realized a net loss of $3.8 million, or a net loss of $0.12 per common share after deducting preferred dividends of $8.1 million. This compares to a net loss of $504.6 million, or a net loss of $5.50 per common share after deducting preferred dividends of $4.0 million, in the six months ended June 30, 1998 (the "Prior Period"). The loss in the Prior Period was primarily caused by a $466.0 million asset writedown recorded under the full-cost method of accounting, a $10.0 million impairment related to certain of the Company's gas processing and transportation assets located in Louisiana, a $13.3 million extraordinary loss on the early extinguishment of debt, and a $15.2 million loss from recurring operations. The asset writedown was partially caused by the acquisitions completed during the Prior Period for consideration in excess of the present value (10% discount) of the future net revenues of the proved reserves acquired as of June 30, 1998. See "- Impairment of Oil and Gas Properties".

Oil and Gas Sales. During the Current Period, oil and gas sales decreased to $120.1 million from $125.9 million, a decrease of $5.8 million, or 5%. This decrease resulted from lower oil and gas prices between periods, partially offset by higher oil and gas production volumes, which increased from 60.2 bcfe in the Prior Period to 66.9 bcfe in the Current Period, an increase of 6.7 bcfe, or 11%. For the Current Period, the Company produced 2.4 mmbo and 52.7 bcf, compared to 3.0 mmbo and 42.2 bcf in the Prior Period. Average oil prices realized were $13.27 per barrel in the Current Period compared to $13.63 per barrel in the Prior Period, a decrease of 3%. Average gas prices realized were $1.68 per mcf in the Current Period compared to $2.01 per mcf in the Prior Period, a decrease of 16%.

For the Current Period, the Company realized an average price of $1.80 per mcfe, compared to $2.09 per mcfe in the Prior Period. The Company's hedging activities resulted in increased oil and gas revenues of $3.9 million, or $0.06 per mcfe, in the Current Period, compared to increases in oil and gas revenues of $4.0 million in the Prior Period.

The following table shows the Company's production by region for the Current Period and the Prior Period:

                                                 FOR THE SIX MONTHS ENDED JUNE 30,
                                         ------------------------------------------------
                                                1999                         1998
                                         --------------------        --------------------
       OPERATING AREAS                    MMCFE       PERCENT         MMCFE       PERCENT
     ---------------------               -------      -------        -------      -------
     Mid-Continent.................       35,969           54%        27,896           47%
     Gulf Coast....................       21,525           32         27,135           45
     Canada........................        5,564            8          3,144            5
     Other areas...................        3,820            6          2,019            3
                                         -------      -------        -------      -------
          Total....................       66,878          100%        60,194          100%
                                         =======      =======        =======      =======


Natural gas production represented approximately 79% of the Company's total production volume on an equivalent basis in the Current Period, compared to 70% in the Prior Period.

Oil and Gas Marketing Sales. The Company realized $26.5 million in oil and gas marketing sales to third parties in the Current Period, with corresponding oil and gas marketing expenses of $25.0 million. This compares to sales of $60.2 million and expenses of $60.0 million in the Prior Period.

Production Expenses and Taxes. Production expenses increased to $25.2 million in the Current Period, a $2.6 million increase from $22.6 million incurred in the Prior Period. On a production unit basis, production expenses were $0.38 and $0.37 per mcfe in the Current and Prior Periods, respectively.

Production taxes, which consist primarily of wellhead severance taxes, were $4.8 million and $4.2 million in the Current and Prior Periods, respectively. This increase was primarily the result of increased natural gas production. On a per unit basis, production taxes were $0.07 per mcfe in the Current Period compared to $0.07 per mcfe in the Prior Period.

Impairment of Oil and Gas Properties. The Company utilizes the full-cost method to account for its investment in oil and gas properties. Under this method, all costs of acquisition, exploration and development of oil and gas reserves (including such costs as leasehold acquisition costs, geological and geophysical expenditures, certain capitalized internal costs, dry hole costs and tangible and intangible development costs) are capitalized as incurred. These oil and gas property costs, including the estimated future capital expenditures to develop proved undeveloped reserves, are depleted and charged to operations using the unit-of-production method based on the ratio of current production to proved oil and gas reserves as estimated by the Company's independent engineering consultants and in-house engineers. Costs directly associated with the acquisition and evaluation of unproved properties are excluded from the amortization computation until it is determined whether or not proved reserves can be assigned to the property or whether impairment has occurred. The excess of capitalized costs of oil and gas properties, net of accumulated depreciation, depletion and amortization and related deferred income taxes, over the discounted future net revenues of proved oil and gas properties is charged to operations.

The Company incurred an impairment of oil and gas properties charge of $466.0 million in the Prior Period, compared to no impairment charge in the Current Period. The writedown in the Prior Period was caused by a combination of several factors, including the acquisitions completed by the Company during the Prior Period, which were accounted for using the purchase method. The most significant factors were the acquisitions of Hugoton Energy Corporation ("Hugoton") and DLB. Higher drilling and completion costs, the evaluation of certain leasehold, seismic and other exploration-related costs that were previously unevaluated, together with decreases in oil and gas prices from December 31, 1997 to June 30, 1998 were the remaining contributing factors which led to the writedown in the Prior Period.

Impairment of Other Assets. In the Prior Period, the Company incurred an impairment charge of $10.0 million related to certain of the Company's gas processing and transportation assets located in Louisiana. No such charge was recorded in the Current Period.

Oil and Gas Depreciation, Depletion and Amortization. DD&A for the Current Period was $47.4 million, compared to $75.2 million in the Prior Period. This decrease was caused by a decrease in the DD&A rate per mcfe from $1.25 to $0.71 in the Prior and Current Periods, respectively. The decrease in the DD&A rate per mcfe is due primarily to the impairment of oil and gas properties recorded during 1998.

Depreciation and Amortization of Other Assets. D&A increased to $4.1 million in the Current Period compared to $3.3 million in the Prior Period. This increase in D&A was caused by a full six months of amortization of debt issuance costs related to the issuance of Senior Notes in April 1998.

General and Administrative. G&A, which is net of capitalized internal payroll and non-payroll expenses, was $7.3 million in the Current Period compared to $9.5 million in the Prior Period. This decrease was primarily caused by various measures designed to lower corporate overhead, including staff reductions and office closings which occurred subsequent to June 30, 1998. The Company capitalized $2.0 million of internal costs in the Current Period directly related to the Company's oil and gas exploration and development efforts, compared to $3.2 million in the Prior Period.

Interest and Other Income. Interest and other income for the Current Period was $3.8 million compared to $2.8 million in the Prior Period. This increase is due primarily to a $1.5 million gain on the sale of certain marketing assets located in the Mid-Continent in the Current Period.

Interest. Interest expense increased to $40.1 million in the Current Period from $29.4 million in the Prior Period. This increase was a result of the issuance of the 9.625% Senior Notes in April 1998 as well as lower capitalized interest in the Current Period. The Company capitalized $2.2 million of interest during the Current Period compared to $3.8 million capitalized in the Prior Period.

Provision for Income Taxes. The Company recorded income tax expense of $0.3 million for the Current Period, compared to none in the Prior Period. The income tax expense in the Current Period is entirely related to the Company's operations in Canada. Management believes that it cannot be demonstrated that it is more likely than not that its domestic deferred income tax assets will be realizable in future years, and therefore a valuation allowance of $455.0 million has been recorded. Consequently, there was no income tax expense or benefit related to the Company's domestic operations during the Current and Prior Periods.

RISK MANAGEMENT ACTIVITIES

See Item 3 - "Quantitative and Qualitative Disclosures About Market Risks".

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1999, the Company had working capital of approximately $16 million. The Company has a $50 million revolving bank credit facility with a committed borrowing base of $50 million. Subsequent to June 30, 1999, the Company entered into an amendment to the facility to extend the maturity date from August 1999 to February 2001. The amendment also increased the interest rate and certain fees, and provided for other modifications. As of June 30, 1999, the Company had borrowed $39 million under this facility, which was included in long-term debt. Borrowings under the facility are secured by certain producing oil and gas properties. The interest rate at June 30, 1999 was 7.75% per annum.

Two of the Company's Senior Note indentures contain financial covenants which restrict the ability of the Company and its restricted subsidiaries to incur additional indebtedness and to make restricted payments, such as paying cash dividends and repurchasing Company stock. These restrictions do not affect the Company's ability to borrow under or expand its secured commercial bank facility. The Company estimates that it could have incurred up to $111 million of secured commercial bank indebtedness as of June 30, 1999 under the most restrictive of its indenture debt incurrence tests.

As of December 31, 1998, March 31, 1999, and June 30, 1999 the Company was unable to meet the restricted payment test under these indentures, including the requirement that the Company be able to incur additional unsecured indebtedness. As a result, the Company was not able to pay cash dividends on its 7% cumulative convertible preferred stock on February 1, 1999, May 1, 1999, or August 1, 1999. As of June 30, 1999, the cumulative earned but unpaid dividends on the preferred stock was $11.2 million. Subsequent dividend payments will be subject to the same restrictions and are dependent upon variables that are beyond the Company's ability to predict. If the Company fails to pay dividends for six quarterly periods, the holders of preferred stock would be entitled to elect two additional members to the board.

None of the senior note indenture covenants apply to Chesapeake Energy Marketing, Inc. ("CEMI"), an unrestricted subsidiary of the Company. The Company's Board of Directors has authorized CEMI to purchase up to $10 million of the Company's senior notes and preferred stock in open market transactions or otherwise. In April 1999, CEMI purchased 3,600 shares of preferred stock for an aggregate purchase price of $53,000, or $14.63 per share, in an open market transaction. On April 22, 1999, CEMI commenced an offer to purchase up to 666,667 shares of preferred stock at $15.00 per share ($10 million in the aggregate, plus fees and expenses). The offer expired May 20, 1999 and no shares of preferred stock were acquired pursuant to the offer to purchase.

Debt ratings for the senior notes are B3 by Moody's Investors Service and B by Standard & Poor's Corporation as of August 12, 1999, and both rating agencies have had the Company on review with negative implications since December 1998. There are no scheduled principal payments required on any of the Company's senior notes until March 2004, when $150.0 million is due.

The Company believes it has adequate resources, including cash on hand, budgeted cash flow from operations and proceeds from miscellaneous asset sales, to fund its exploration and development capital expenditure budget for 1999, which is currently estimated to be approximately $120 million. The Company anticipates proceeds from miscellaneous asset sales will be approximately $50 million during 1999. However, lower oil and gas prices or unfavorable drilling results could cause the Company to alter its drilling program, or the amount of anticipated property acquisitions and/or asset sales.

The Company's cash provided by operating activities before changes in current assets and liabilities decreased 25% to $48.1 million during the Current Period compared to $63.8 million during the Prior Period. The decrease was due primarily to reduced operating income as a result of a decrease in gas prices between periods.

Cash used in investing activities decreased to $67.4 million during the Current Period from $471.7 million in the Prior Period. The Company completed several acquisitions requiring cash in the Prior Period which totaled $345.0 million, compared to $6.4 million in the Current Period, and significantly decreased its drilling activity and leasehold acquisitions in the Current Period compared to the Prior Period. During the Current Period, the Company expended approximately $68.3 million to initiate drilling on 80 gross (48.9 net) wells and invested approximately $11.1 million in leasehold acquisitions. This compares to $112.0 million to initiate drilling on 91 gross (82.0 net) wells and $8.4 million to purchase leasehold in the Prior Period.

Cash provided by financing activities was $14.2 million in the Current Period, compared to $389.6 million in the Prior Period. During the Current Period, the Company expanded its borrowings under its commercial bank facility by $14.0 million. During the Prior Period, the Company retired $465.0 million in debt consisting of $85.0 million in debt assumed at the completion of the DLB acquisition, $120.0 million in debt assumed at the completion of the Hugoton acquisition, $90.0 million in senior notes, and $170.0 million in borrowings made under its commercial bank credit facilities. Also during the Prior Period, the Company issued $500.0 million in senior notes and $230.0 million in preferred stock.

YEAR 2000

Project. The Company has placed a high priority on proactively resolving computer or embedded chip problems related to the "Year 2000" problem which may have adverse material effects on its continuing operations or cash flow. These problems would be caused by the inability of a component (software, hardware or equipment with embedded microprocessors) to correctly process date data in and between the 20th and 21st centuries and therefore fail to properly perform its intended functions, and/or to exchange correct date data with other components. This problem would most typically be caused by erroneous date calculations, which results from using two digits to signify a year (century implied), handling leap years incorrectly or the use of "special" values that can be confused with legitimate calendar dates. The scope of the Year 2000 project includes conducting an inventory of the

Company's software, hardware and "embedded systems" equipment, assessing potential for failure and the associated risk, prioritizing the need for remedial actions, identifying an appropriate action, then implementing and testing. In addition, the Company will take a similar approach to mitigating risks associated with the Year 2000 readiness of material business partners (vendors, suppliers, customers, etc.). The project will also identify contingency plans to cope with unexpected events resulting from Year 2000 issues.

Beginning in mid-1997, the Company began an assessment of its core financial and operational software systems. Three critical systems were identified with date sensitivities: oil and gas financial accounting, production accounting, and land/lease administration. A Year 2000 compliant release of the oil and gas financial accounting package used by the Company is available and has been scheduled for implementation during the third quarter of 1999. The Year 2000 ready version of the production accounting system was successfully implemented during June 1999. The timing of remaining upgrades has been scheduled to be concurrent with the respective vendors' support requirements and to take advantage of additional features or performance enhancements. A project has been underway since early 1997 to implement a completely revamped version of the land/lease administration package in use at the Company to provide significantly increased functionality and reliability. The terms of this development arrangement stipulated Year 2000 compliance. Preliminary versions of the system have been installed and are being tested. As part of the testing, Year 2000 compliance will be assured. Final conversion of all users to the new release is scheduled to be complete in late October 1999.

All hardware has been verified Year 2000 ready with the exception of a few items that support various legacy functions. These functions are scheduled to be retired before year-end and the associated hardware will also be retired.

Other activities either already underway or scheduled, include assessment of material business partners, and inventory of embedded systems in field locations. The following table summarizes the current overall status of the project with anticipated completion dates:

                                                                        PHASE
                                               ------------------------------------------------------
                                                                     ASSESSMENT/        REMEDIATION/
              COMPONENT                         INVENTORY          PRIORITIZATION       CONTINGENCY
     ---------------------------------         -----------         --------------      --------------
     Software                                   Completed            Completed          November 1999
     Hardware                                   Completed            Completed           Completed
     Business partners                          Completed           August 1999          August 1999
     Embedded systems (non-IT systems)         August 1999          August 1999        September 1999

The following schedule changes were made in the Current Quarter:

    o Changes in the Software Remediation schedule were due to delays in the delivery of vendor products. Contingency plans to guard against further delays have been put in place.

    o Business Partner assessment was deferred pending availability of critical personnel. Personnel have now been assigned and priority adjusted to recover the original schedule.

In addition to the above, during the third quarter of 1999 the Company will develop an overall contingency plan to assure continued operations which will include precautionary measures. Specific elements of this plan have been identified and developed.

Cost. To date, the Company has incurred minimal consulting costs for Year 2000 project planning and scope definition. Expenses to date have totaled $65,000, composed of $39,000 software and $26,000 consulting. For currently identified software systems requiring a Year 2000 upgrade, the vendor is providing that upgrade under the terms of existing maintenance agreements, and thus no additional license or upgrade fees are required. In all cases these upgrades had been previously scheduled to maintain desired vendor support. No upgrade project schedule has been accelerated to achieve Year 2000 compliance, nor has any project been deferred because of Year 2000 concerns or efforts. An accurate cost cannot be determined prior to conclusion of the Assessment/Prioritization phase, but it is expected total project expenditures, including the use of outside consultants, should not exceed $1 million. This does not include any costs which may be assessed by joint venture partners on properties not operated by the Company.

Risks/Contingency. The failure to remediate critical systems (software, hardware or embedded systems), or the failure of a material business partner to resolve critical Year 2000 issues could have serious adverse impact on the ability of the Company to continue operations and meet obligations. At the current time, it is believed that any interruption in operation will be minor and short-lived and will pose no safety or environmental risks. However, until all assessment phases have been completed it is impossible to accurately identify the risks, quantify potential impacts or establish a contingency plan. The Company has not yet clearly identified the most reasonably likely worst case scenario if the Company and material business partners do not achieve Year 2000 compliance on a timely basis. The Company currently intends to complete its contingency planning by November 30, 1999 with testing and training to take place early in the fourth quarter.

RECENTLY ISSUED ACCOUNTING STANDARDS

On June 15, 1998, the Financial Accounting Standards Board issued FAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"). FAS 133 establishes a new model for accounting for derivatives and hedging activities and supersedes and amends a number of existing standards. FAS 133 (as amended by FAS 137) is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

FAS 133 standardizes the accounting for derivative instruments by requiring that all derivatives be recognized as assets and liabilities and measured at fair value. The accounting for changes in the fair value of derivatives (gains and losses) depends on whether the derivative is designated and qualifies as a hedge, and the type of hedging relationship that exists. Changes in the fair value of derivatives that are not designated as hedges or that do not meet the hedge accounting criteria in FAS 133 are required to be reported in earnings. In addition, all hedging relationships must be designated, reassessed and documented pursuant to the provisions of FAS 133. The Company has not yet determined the impact that adoption of FAS 133 will have on the financial statements.

FORWARD LOOKING STATEMENTS

This Form 10-Q includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts included in this Form 10-Q, including, without limitation, statements regarding oil and gas reserve estimates, planned capital expenditures, expected oil and gas production, the Company's financial position, business strategy and other plans and objectives for future operations, expected future expenses, realization of deferred tax assets, and Year 2000 compliance efforts, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Factors that could cause actual results to differ materially from those expected by the Company, including, without limitation, factors discussed under Risk Factors in the Company's Form 10-K for the year ended December 31, 1998, are substantial indebtedness, impairment of asset value, need to replace reserves, substantial capital requirements, ability to supplement capital resources with asset sales, fluctuations in the prices of oil and gas, uncertainties inherent in estimating quantities of oil and gas reserves, projecting future rates of production and the timing of development expenditures, competition, operating risks, risks associated with foreign operations, restrictions imposed by lenders, liquidity and capital requirements, the effects of governmental and environmental regulation, pending patent, securities and lease cancellation litigation, adverse changes in the market for the Company's oil and gas production and the Company's ability to successfully address Year 2000 issues. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to release publicly the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof, including, without limitation, changes in the Company's business strategy or planned capital expenditures, or to reflect the occurrence of unanticipated events.

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

Prior to June 30, 1999, the Company entered into and closed transactions designed to hedge a portion of the Company's domestic oil and gas production. The net unrecognized gains resulting from these transactions, $0.6 million, will be recognized as price adjustments in the months of related production. These hedging gains and losses are set forth below ($ in 000's):

                                               HEDGING GAINS (LOSSES)
                                         ----------------------------------
                     MONTH                 GAS           OIL         TOTAL
               -------------------       -------      --------      -------
               July 1999..........           210           (73)         137
               August 1999........           180           (73)         107
               September 1999.....           144           (70)          74
               October 1999.......           421           (72)         349
               November 1999......           102           (69)          33
               December 1999......            --           (71)         (71)
                                         -------      --------      -------
                                         $ 1,057      $   (428)     $   629
                                         =======      ========      =======

Subsequent to June 30, 1999, the Company entered into the following natural gas swap arrangements designed to hedge a portion of the Company's domestic gas production.

                                                 MONTHLY         NYMEX-INDEX
                                                 VOLUME         STRIKE PRICE
                    MONTHS                       (MMBTU)         (PER MMBTU)
               -------------------               -------        ------------

               April 2000.................       600,000           $ 2.41
               May 2000...................       620,000           $ 2.41
               June 2000..................       600,000           $ 2.41
               July 2000..................       620,000           $ 2.41
               August 2000................       620,000           $ 2.41
               September 2000.............       600,000           $ 2.41
               October 2000...............       620,000           $ 2.41

Subsequent to June 30, 1999, the Company entered into the following crude oil collar transactions related to its domestic oil production:

                                         VOLUME       NYMEX-DEFINED        NYMEX-DEFINED
               MONTHS                    (BBLS)     HIGH STRIKE PRICE    LOW STRIKE PRICE
          ---------------------------    -------    -----------------    ----------------

          July 1999..................    155,000         $ 19.710             $ 17.50
          August 1999................    310,000         $ 20.255             $ 17.75
          September 1999.............    300,000         $ 20.255             $ 17.75
          October 1999...............    310,000         $ 20.255             $ 17.75
          November 1999..............    300,000         $ 20.255             $ 17.75
          December 1999..............    310,000         $ 20.255             $ 17.75
          January 2000...............    310,000         $ 20.255             $ 17.75
          February 2000..............    290,000         $ 20.255             $ 17.75
          March 2000.................    310,000         $ 20.255             $ 17.75
          April 2000.................    300,000         $ 20.255             $ 17.75
          May 2000...................    310,000         $ 20.255             $ 17.75
          June 2000..................    300,000         $ 20.255             $ 17.75
          July 2000..................    155,000         $ 20.800             $ 18.00

As of June 30, 1999, the Company had the following natural gas swap arrangement designed to hedge a portion of the Company's Canadian gas production for periods after June 1999:

                                                       INDEX STRIKE PRICE
                                         VOLUME            (PER MMBTU)
               MONTHS                    (MMBTU)            (IN US $)
       ------------------------------    -------       ------------------
       July 1999.....................    589,000             $1.60

If the Canadian gas swap arrangement listed above had been settled on June 30, 1999, the Company would have incurred a loss of $0.2 million. Prior to June 30, 1999 the Company also entered into additional transactions designed to hedge a portion of the Company's Canadian gas production during August through September 1999. Such transactions were closed in May 1999. The net loss resulting from these transactions of $0.6 million (in US $) will be recognized as price adjustments in the months of related production.

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

INTEREST RATE RISK

The Company also utilizes hedging strategies to manage fixed-interest rate exposure. Through the use of a swap arrangement, the Company believes it can benefit from stable or falling interest rates and reduce its current interest expense. During the Current Quarter, the Company's interest rate swap resulted in a $0.6 million reduction of interest expense.

The table below presents principal cash flows and related weighted average interest rates by expected maturity dates. As of June 30, 1999, the carrying amounts of short-term borrowings are representative of fair values because of the short-term maturity of these instruments. The fair value of the long-term debt has been estimated based on quoted market prices.

                                                                        JUNE 30, 1999
                                      ----------------------------------------------------------------------------------------
                                                                        YEAR OF MATURITY
                                       ---------------------------------------------------------------------------------------
                                         1999      2000       2001       2002       2003      THEREAFTER    TOTAL   FAIR VALUE
                                       --------  --------   --------   --------   --------    ----------    -----   ----------
LIABILITIES:                                                            ($ IN MILLIONS)
  Long-term debt - variable rate       $     --  $     --   $     39   $     --   $     --    $       --    $  39   $       39
    Average interest rate............        --        --       7.75%        --         --            --       --           --
  Long-term debt, including current
    portion - fixed rate.............  $     --  $     --   $     --   $     --   $     --    $      920    $ 920   $      816
    Average interest rate............        --        --         --         --         --           9.1%      --           --

                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The Company is subject to ordinary routine litigation incidental to its business. In addition, the Company and certain of its officers and directors are defendants in pending actions which are described in Item 3 of the Company's annual report on Form 10-K for the year ended December 31, 1998. Subsequent developments are as follows:

Union Pacific Resources Company v. Chesapeake Energy Corporation, et al., U.S. District Court for the Northern District of Texas, Fort Worth Division, was tried to the Court in June 1999. The issues were limited to the validity of a UPRC patent and the Company's alleged infringement of the patent. No ruling has been issued yet. If necessary, a trial on damages will be scheduled after the ruling. UPRC originally filed the case against the Company in October 1996. UPRC's claims are based on services provided to the Company by a third party vendor controlled by former UPRC employees. UPRC is seeking damages of an unspecified amount, including actual, enhanced, consequential and punitive damages, interest, costs and attorneys' fees.

West Panhandle Field Cessation Cases. A subsidiary of the Company, Chesapeake Panhandle Limited Partnership ("CP") (f/k/a MC Panhandle, Inc.), Natural Gas Pipeline Company of America ("NGPL") and MidCon Gas Services, Inc. are defendants in thirteen lawsuits filed in 1997 and 1998 by royalty owners seeking the cancellation of oil and gas leases in the West Panhandle Field in Texas. The Company acquired MC Panhandle, Inc. on April 30, 1998. MC Panhandle, Inc. has owned the leases since January 1, 1997. Plaintiffs claim the leases terminated upon the cessation of production for various periods between 1926 and 1997 and/or for failure to produce in paying quantities. Plaintiffs also seek to recover conversion damages in an amount equal to 7/8 of gross production for the period beginning two years prior to the filing of each suit through the time of trial, plus attorneys' fees and interest, as well as exemplary damages. Plaintiffs assert that NGPL, which was a prior lessee, knew that the leases had terminated and that, therefore, defendants are bad faith trespassers and not entitled (in the event of an adverse judgment) to recover the value of improvements or operating costs. In the alternative, plaintiffs seek damages for the breach of implied covenants of the leases, i.e., for failure to protect against drainage, to maximize production, and to reasonably develop and market.

Defendants assert that any cessation of production was excused by their timely commencement of operations to restore production and assert affirmative defenses of limitations, waiver, estoppel, laches and title by adverse possession under 3, 5, 10 and 25-year statutes of adverse possession.

Following are the cases pending in the District Court of Moore County, Texas, 69th Judicial District:

o Lois Law, et al. v. NGPL, et al., No. 97-70, filed December 22, 1997, jury trial in June 1999, verdict for defendants

o A.C. Smith, et al. v. NGPL, et al., No. 98-47, first filed January 26, 1998 and refiled May 29, 1998, notice given that summary judgment terminating leases will be entered

o    Joseph H. Pool, et al. v. NGPL, et al.,

          No. 98-30, first filed December 17, 1997 and refiled May 11, 1998, jury trial in June 1999, verdict for defendants
          No. 98-36, first filed February 2, 1998 and refiled May 20, 1998, jury trial in July 1999, verdict for plaintiffs
          No. 98-35, first filed February 2, 1998 and refiled May 20, 1998
          No. 98-49, first filed March 10, 1998 refiled May 29, 1998
          No. 98-50, first filed March 18, 1998 and refiled May 29, 1998
          No. 98-51, first filed December 2, 1997 and refiled May 29, 1998
          No. 98-48, first filed February 2, 1998 and refiled May 29, 1998
          No. 98-70, first filed March 23, 1998 and refiled October 22, 1998

The Pool cases listed above were first filed in the U.S. District Court, Northern District of Texas, Amarillo Division. Other related cases pending are the following:

o Phillip Thompson, et al. v. NGPL, et al, U.S. District Court, Northern District of Texas, Amarillo Division, Nos. CV-012 and CV-106, filed January 8, 1998 and March 18, 1998, respectively (actions consolidated), jury trial in May 1999, verdict for defendants

o Craig Fuller, et al. v. NGPL, et al., District Court of Carson County, Texas, 100th Judicial District, No. 8456, filed June 23, 1997, cross motions for summary judgment pending

o Ralph W. Coon, et al. v. MC Panhandle, Inc., et al., U.S. District Court, Eastern District of Texas, Lufkin Division, No. 2:98-CV-63, filed March 27, 1998

Four of the cases listed above were tried in May, June and July 1999. Three resulted in verdicts in favor of CP and the other defendants (Thompson, Law and Pool No. 98-30), and one, Pool No. 98-36, resulted in a verdict against them. The juries which found for defendants determined that the plaintiff's termination claims were barred by laches, adverse possession and (in two cases) revivor. The jury in Pool No. 98-36 found that the defendants were bad-faith trespassers and produced gas from the leases as a result of fraud. The jury assessed $1.2 million in exemplary damages against CP and each of the other two defendants and awarded plaintiffs attorneys' fees in the amount of $158,000. The parties stipulated that the value of gas produced by defendants was $1 million since January 1, 1996 and $1.5 million since January 1, 1994. The court will determine which amount of actual damages, if either, should be awarded based on the statute of limitations and other considerations. CP has filed motions for judgment in Thompson, Law and Pool No. 98-30 and a motion for judgment notwithstanding verdict in Pool No. 98-36. The Company intends to appeal the decision if the latter motion is not granted. The other nine cases have not been set for trial.

The Company has previously established an accrued liability that management believes will be sufficient to cover the estimated costs of litigation for each of these cases. Because of the inconsistent verdicts reached by the juries in the four cases tried to date and because the amount of damages sought is not specified in all of the other cases, the outcome of the remaining trials and the amount of damages that might ultimately be awarded could differ from management's estimates. Management believes, however, that the leases are valid, there is no basis for exemplary damages and that any findings of fraud or bad faith will be overturned on appeal. CP and the other defendants intend to vigorously defend against the plaintiff's claims.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

- Not applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

- Not applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's annual meeting of shareholders was held on June 23, 1999. In the election of directors, Aubrey K. McClendon received 78,688,202 votes for election, and 1,455,980 shares were withheld from voting. Shannon T. Self received 78,693,249 votes for election, and 1,450,933 shares were withheld from voting. The other directors whose terms continued after the meeting are Breene
M. Kerr, Walter C. Wilson, Edgar F. Heizer, Jr. and Frederick B. Whittemore.

ITEM 5.   OTHER INFORMATION

- Not applicable

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits

               The following exhibits are filed as a part of this report:

          Exhibit No.
          -----------

           10.1.5           Registrant's 1999 Stock Option Plan

           10.2.1 First Amendment to the Amended and Restated Employment Agreement dated as of December 31, 1998 between Aubrey K. McClendon and Chesapeake Energy Corporation.

           10.2.2 First Amendment to the Amended and Restated Employment Agreement dated as of December 31, 1998 between Tom L. Ward and Chesapeake Energy Corporation.

           12               Computation of Ratios

           27               Financial Data Schedule


(b)       Reports on Form 8-K

          During the quarter ended June 30, 1999, the Company filed the following current reports on Form 8-K:

          On April 1, 1999, the Company filed a current report on Form 8-K reporting under Item 5 that the Board of Directors approved the repurchase of up to $10 million of the Company's senior notes and/or its convertible preferred stock.

          On May 5, 1999, the Company filed a current report on Form 8-K reporting under Item 5 that the Company issued a press release announcing the first quarter 1999 results.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         CHESAPEAKE ENERGY CORPORATION
                                         (Registrant)



August 16, 1999                          /s/ Aubrey K. McClendon
---------------                          ---------------------------------------
     Date                                Aubrey K. McClendon
                                         Chairman and
                                         Chief Executive Officer




August 16, 1999                          /s/ Marcus C. Rowland
---------------                          ---------------------------------------
     Date                                Marcus C. Rowland
                                         Executive Vice President and
                                         Chief Financial Officer

                                 EXHIBIT INDEX


EXHIBIT
NUMBER              DESCRIPTION
-------             -----------

10.1.5              Registrant's 1999 Stock Option Plan

10.2.1              First Amendment to the Amended and Restated Employment
                    Agreement dated as of December 31, 1998 between Aubrey K.
                    McClendon and Chesapeake Energy Corporation.

10.2.2              First Amendment to the Amended and Restated Employment
                    Agreement dated as of December 31, 1998 between Tom L. Ward and Chesapeake Energy Corporation.

 12                 Computation of Ratios

 27                 Financial Data Schedule