Form 10-Q
period 1999-09-30
CHESAPEAKE ENERGY CORP
filed 1999-11-15
CIK 895126

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

                                 YES [X] NO [ ]

     At November 8, 1999, there were 97,248,730 shares of the registrant's $.01 par value Common Stock outstanding.

--------------------------------------------------------------------------------

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

           INDEX TO FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1999


PART I. FINANCIAL INFORMATION

                                                                                                  PAGE
                                                                                                  ----
          Item 1.     Consolidated Financial Statements:

                      Consolidated Balance Sheets at September 30, 1999 (Unaudited) and
                      December 31, 1998                                                             3

                      Consolidated Statements of Operations for the Three and Nine Months
                      Ended September 30, 1999 and 1998 (Unaudited)                                 4

                      Consolidated Statements of Comprehensive Income (Loss) for the Three
                      and Nine Months Ended September 30, 1999 and 1998 (Unaudited)                 5

                      Consolidated Statements of Cash Flows for the Nine Months Ended
                      September 30, 1999 and 1998 (Unaudited)                                       6

                      Notes to Consolidated Financial Statements (Unaudited)                        7

          Item 2.     Management's Discussion and Analysis of Financial Condition and
                      Results of Operations                                                        16

          Item 3.     Quantitative and Qualitative Disclosures About Market Risks                  23


PART II. OTHER INFORMATION

          Item 1.     Legal Proceedings                                                            25

          Item 2.     Changes in Securities and Use of Proceeds                                    26

          Item 3.     Defaults Upon Senior Securities                                              26

          Item 4.     Submission of Matters to a Vote of Security Holders                          26

          Item 5.     Other Information                                                            26

          Item 6.     Exhibits and Reports on Form 8-K                                             28

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                     ASSETS

                                                                       SEPTEMBER 30,              DECEMBER 31,
                                                                            1999                      1998
                                                                       -------------             ----------------
                                                                        (UNAUDITED)
                                                                                  ($ IN THOUSANDS)
CURRENT ASSETS:
  Cash and cash equivalents ........................................   $     25,372               $     29,520
  Restricted cash ..................................................          4,544                      5,754
                                                                       ------------               ------------
                                                                             29,916                     35,274
                                                                       ------------               ------------
  Accounts receivable:
   Oil and gas sales ...............................................         19,654                     13,835
   Oil and gas marketing sales .....................................         20,764                     19,636
   Joint interest and other, net of allowance for doubtful
     accounts of $3.2 million................. .....................          8,063                     27,373
   Related parties .................................................         12,619                     15,455
  Inventory ........................................................          4,226                      5,325
  Other ............................................................          2,600                      1,101
                                                                       ------------               ------------
     Total current assets ..........................................         97,842                    117,999
                                                                       ------------               ------------
PROPERTY AND EQUIPMENT:
  Oil and gas properties, at cost based on full-cost accounting:
   Evaluated oil and gas properties ................................      2,235,208                  2,142,943
   Unevaluated properties ..........................................         43,927                     52,687
   Less: accumulated depreciation, depletion and amortization ......     (1,645,285)                (1,574,282)
                                                                       ------------               ------------
                                                                            633,850                    621,348
  Other property and equipment .....................................         66,671                     79,718
  Less: accumulated depreciation and amortization ..................        (32,405)                   (37,075)
                                                                       ------------               ------------
     Total property and equipment ..................................        668,116                    663,991
                                                                       ------------               ------------
OTHER ASSETS .......................................................         29,546                     30,625
                                                                       ------------               ------------
     TOTAL ASSETS ..................................................   $    795,504               $    812,615
                                                                       ============               ============

                                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Notes payable ....................................................   $        681               $     25,000
  Accounts payable .................................................         12,634                     36,854
  Accrued liabilities and other ....................................         44,021                     46,572
  Revenues and royalties due others ................................         31,237                     22,858
                                                                       ------------               ------------
     Total current liabilities .....................................         88,573                    131,284
                                                                       ------------               ------------
LONG-TERM DEBT, NET ................................................        920,838                    919,076
                                                                       ------------               ------------
REVENUES AND ROYALTIES DUE OTHERS ..................................         10,830                     10,823
                                                                       ------------               ------------
DEFERRED INCOME TAXES ..............................................          5,464                         --
                                                                       ------------               ------------
STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.01 par value, 10,000,000 shares
   authorized; 4,600,000 shares of 7% cumulative convertible
   stock issued at September 30, 1999 and December 31, 1998;
   entitled in liquidation to $230 million plus earned but
   unpaid dividends of $15.1 million and $2.7 million at
   September 30, 1999 and December 31, 1998, respectively...........        230,000                    230,000
  Common stock, 250,000,000 shares authorized; $.01 par
   value; 105,628,944 and 105,213,750 shares issued at
   September 30, 1999 and December 31, 1998, respectively...........          1,056                      1,052
  Paid-in capital ..................................................        682,662                    682,263
  Accumulated deficit ..............................................     (1,112,883)                (1,127,195)
  Accumulated other comprehensive income (loss) ....................         (1,021)                    (4,726)
  Less: treasury stock, at cost; 8,503,300 common shares
   at September 30, 1999 and December 31, 1998, respectively .......        (29,962)                   (29,962)
  Less: treasury stock, at cost; 3,600 and 0 preferred shares
   at September 30, 1999 and December 31, 1998, respectively .......            (53)                        --
                                                                       ------------               ------------
     Total stockholders' equity (deficit) ..........................       (230,201)                  (248,568)
                                                                       ------------               ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT) ...............   $    795,504               $    812,615
                                                                       ============               ============

The accompanying notes are an integral part of these consolidated financial statements.

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                          THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                              SEPTEMBER 30,               SEPTEMBER 30,
                                                                      --------------------------    --------------------------
                                                                          1999           1998          1999           1998
                                                                      -----------    -----------    -----------    -----------
REVENUES:
 Oil and gas sales ...........................................        $    78,521    $    70,082    $   198,599    $   195,962
 Oil and gas marketing sales .................................             23,619         36,256         50,110         96,451
                                                                      -----------    -----------    -----------    -----------
     Total revenues ..........................................            102,140        106,338        248,709        292,413
                                                                      -----------    -----------    -----------    -----------
OPERATING COSTS:
 Production expenses .........................................             11,747         14,208         36,922         36,775
 Production taxes ............................................              3,652          1,976          8,440          6,141
 Oil and gas marketing expenses ..............................             22,851         34,720         47,809         94,686
 Impairment of oil and gas properties ........................                 --             --             --        466,000
 Impairment of other assets ..................................                 --             --             --         10,000
 Oil and gas depreciation, depletion and amortization ........             22,816         34,069         70,202        109,311
 Depreciation and amortization of other assets ...............              1,840          2,518          5,978          5,820
 General and administrative ..................................              2,736          5,197         10,028         14,711
                                                                      -----------    -----------    -----------    -----------
     Total operating costs ...................................             65,642         92,688        179,379        743,444
                                                                      -----------    -----------    -----------    -----------
INCOME (LOSS) FROM OPERATIONS ................................             36,498         13,650         69,330       (451,031)
                                                                      -----------    -----------    -----------    -----------
OTHER INCOME (EXPENSE):
 Interest and other income ...................................              2,686            778          6,526          3,573
 Interest expense ............................................            (20,420)       (18,577)       (60,569)       (47,930)
                                                                      -----------    -----------    -----------    -----------
                                                                          (17,734)       (17,799)       (54,043)       (44,357)
                                                                      -----------    -----------    -----------    -----------
INCOME (LOSS) BEFORE INCOME TAX AND EXTRAORDINARY ITEM .......             18,764         (4,149)        15,287       (495,388)
INCOME TAX EXPENSE ...........................................                649             --            975             --
                                                                      -----------    -----------    -----------    -----------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM ......................             18,115         (4,149)        14,312       (495,388)
EXTRAORDINARY ITEM:
 Loss on early extinguishment of debt ........................                 --             --             --        (13,334)
                                                                      -----------    -----------    -----------    -----------
NET INCOME (LOSS) ............................................             18,115         (4,149)        14,312       (508,722)

PREFERRED STOCK DIVIDENDS ....................................             (4,381)        (4,026)       (12,433)        (8,051)
                                                                      -----------    -----------    -----------    -----------

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS ...........        $    13,734    $    (8,175)   $     1,879    $  (516,773)
                                                                      ===========    ===========    ===========    ===========

EARNINGS PER COMMON SHARE (BASIC)
 Income (loss) before extraordinary item .....................        $      0.14    $     (0.08)   $      0.02    $     (5.34)
 Extraordinary item ..........................................                 --             --             --          (0.14)
                                                                      -----------    -----------    -----------    -----------
 Net income (loss) ...........................................        $      0.14    $     (0.08)   $      0.02    $     (5.48)
                                                                      ===========    ===========    ===========    ===========

EARNINGS PER COMMON SHARE (ASSUMING DILUTION)
 Income (loss) before extraordinary item .....................        $      0.13    $     (0.08)   $      0.02    $     (5.34)
 Extraordinary item ..........................................                 --             --             --          (0.14)
                                                                      -----------    -----------    -----------    -----------
 Net income (loss) ...........................................        $      0.13    $     (0.08)   $      0.02    $     (5.48)
                                                                      ===========    ===========    ===========    ===========

WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT
 SHARES OUTSTANDING
 Basic .......................................................             97,126         98,046         97,126         94,355
                                                                      ===========    ===========    ===========    ===========
 Assuming dilution ...........................................            103,576         98,046        101,625         94,355
                                                                      ===========    ===========    ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)


                                                                              THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,              SEPTEMBER 30,
                                                                            -----------------------    -----------------------
                                                                               1999         1998          1999         1998
                                                                            ----------   ----------    ----------   ----------
                                                                                              ($ IN THOUSANDS)

      Net income (loss) ................................................    $   18,115   $   (4,149)   $   14,312   $ (508,722)
      Other comprehensive income (loss) - foreign currency
        translation adjustments.........................................            80       (3,100)        3,705       (4,967)
                                                                            ----------   ----------    ----------   ----------

      Comprehensive income (loss) ......................................    $   18,195   $   (7,249)   $   18,017   $ (513,689)
                                                                            ==========   ==========    ==========   ==========

The accompanying notes are an integral part of these consolidated financial statements.

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                  NINE MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                              --------------------------
                                                                                 1999            1998
                                                                              -----------    -----------
                                                                                   ($ IN THOUSANDS)
     CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income (loss) ..................................................   $    14,312    $  (508,722)
       Adjustments to reconcile net income (loss) to net cash provided by operating activities:
        Depreciation, depletion and amortization ..........................        73,673        113,389
        Impairment of oil and gas assets ..................................            --        466,000
        Impairment of other assets ........................................            --         10,000
        Deferred income taxes .............................................           975             --
        Amortization of goodwill ..........................................            62             60
        Amortization of loan costs ........................................         2,445          1,682
        Amortization of bond discount .....................................            63             77
        Gain on sale of fixed assets and other ............................          (377)          (142)
        Extraordinary loss ................................................            --         13,334
        Equity in losses of equity investees ..............................           306            487
        Bad debt expense ..................................................            --            516
                                                                              -----------    -----------
          Cash provided by operating activities before changes
            in current assets and liabilities .............................        91,459         96,681

        Changes in current assets and liabilities .........................         2,682        (43,358)
                                                                              -----------    -----------
          Cash provided by operating activities ...........................        94,141         53,323
                                                                              -----------    -----------

     CASH FLOWS FROM INVESTING ACTIVITIES:
       Exploration and development of oil and gas properties ..............      (106,413)      (140,821)
       Oil and gas property acquisitions ..................................       (11,077)      (345,000)
       Oil and gas property divestitures ..................................        36,365         10,541
       Investment in preferred stock of Gothic ............................            --        (39,500)
       Proceeds from sales of other assets ................................         5,438          3,600
       Long-term loans made to third parties ..............................          (523)            --
       Other investments ..................................................          (675)            --
       Repayment of long-term loan ........................................            --          2,000
       Additions to other property and equipment ..........................          (475)        (9,771)
                                                                              -----------    -----------
          Cash used in investing activities ...............................       (77,360)      (518,951)
                                                                              -----------    -----------

     CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from long-term borrowings .................................        29,000        658,750
       Payments on long-term borrowings ...................................       (54,000)      (474,166)
       Proceeds from issuance of preferred stock ..........................            --        222,760
       Purchase of treasury stock .........................................           (53)       (29,962)
       Dividends paid on common stock .....................................            --         (5,592)
       Dividends paid on preferred stock ..................................            --         (4,025)
       Cash received from exercise of stock options .......................           419            131
                                                                              -----------    -----------
          Cash provided by (used in) financing activities .................       (24,634)       367,896
                                                                              -----------    -----------

     EFFECTS OF CHANGES IN EXCHANGE RATE ON CASH ..........................         3,705         (5,379)
                                                                              -----------    -----------
     NET DECREASE IN CASH AND CASH EQUIVALENTS ............................        (4,148)      (103,111)
     CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .......................        29,520        123,860
                                                                              -----------    -----------
     CASH AND CASH EQUIVALENTS, END OF PERIOD .............................   $    25,372    $    20,749
                                                                              ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. ACCOUNTING PRINCIPLES

The accompanying unaudited consolidated financial statements of Chesapeake Energy Corporation and subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q as prescribed by the Securities and Exchange Commission. All material adjustments (consisting solely of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods have been reflected. The results for the three and nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full fiscal year.

This Form 10-Q relates to the three and nine months ended September 30, 1999 (the "Current Quarter" and "Current Period", respectively) and September 30, 1998 (the "Prior Quarter" and "Prior Period", respectively).

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

Bayard Securities Litigation
A purported class action alleging violations of the Securities Act of 1933 and the Oklahoma Securities Act was first filed in February 1998 against the Company and others on behalf of investors who purchased common stock of Bayard Drilling Technologies, Inc. ("Bayard") in, or traceable to, its initial public offering in November 1997. Total proceeds of the offering were $254 million, of which the Company received net proceeds of $90 million as a selling shareholder. Plaintiffs allege that the Company, a major customer of Bayard's drilling services and the owner of 30.1% of Bayard's common stock outstanding prior to the offering, was a controlling person of Bayard. Alleged defective disclosures are claimed to have resulted in a decline in Bayard's share price following the public offering. Plaintiffs seek a determination that the suit is a proper class action and damages in an unspecified amount or rescission, together with interest and costs of litigation, including attorneys' fees.

On August 24, 1999, the court dismissed plaintiffs' claims against the Company under Section 15 of the Securities Act of 1933 alleging that the Company was a "controlling person" of Bayard. Claims under Section 11 of the Securities Act of 1933 and Section 408 of the Oklahoma Securities Act continue to be asserted against the Company. The Company believes that it has meritorious defenses to these claims and intends to defend this action vigorously. No estimate of loss or range of estimate of loss, if any, can be made at this time. Bayard, which was acquired by Nabors Industries, Inc. in April 1999, has been reimbursing the Company for its costs of defense as incurred.

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Patent Litigation
On September 21, 1999, judgment was entered in favor of the Company in a patent infringement lawsuit tried to the U.S. District Court for the Northern District of Texas, Fort Worth Division. Filed in October 1996, the lawsuit asserted that the Company had infringed a patent belonging to Union Pacific Resources Company. The court declared the patent invalid, held that the Company could not have infringed the patent, dismissed all of UPRC's claims with prejudice and assessed court costs against UPRC. The Company has filed a motion to amend final judgment to make additional findings and has also applied for attorneys' fees which total approximately $5 million.

West Panhandle Field Cessation Cases
A subsidiary of the Company, Chesapeake Panhandle Limited Partnership ("CP") (f/k/a MC Panhandle, Inc.), and two subsidiaries of Kinder Morgan, Inc. are defendants in 13 lawsuits filed in 1997 and 1998 by royalty owners seeking the cancellation of oil and gas leases in the West Panhandle Field in Texas. The Company acquired MC Panhandle, Inc. on April 28, 1998. MC Panhandle, Inc. has owned the leases since January 1, 1997. Plaintiffs claim the leases terminated upon the cessation of production for various periods between 1926 and 1997 and/or for failure to produce in paying quantities. In addition, plaintiffs seek to recover conversion damages or, in the alternative, damages for the breach of implied covenants of the leases, i.e., for failure to protect against drainage, to maximize production, and to reasonably develop and market. Plaintiffs also seek exemplary damages, attorneys' fees and interest. Defendants assert that any cessation of production was excused by their timely commencement of operations to restore production and assert affirmative defenses of limitations, waiver, estoppel, laches and title by adverse possession.

The 13 pending cases were described in the Company's June 30, 1999 Form 10-Q. Of the ten cases filed in the District Court of Moore County, Texas, 69th Judicial District, three have been tried to a jury. One resulted in a verdict for CP and its co-defendants, but judgment has not yet been entered. In the other two cases, the court has entered judgment against CP and its co-defendants, although the jury verdict in one of the cases was for defendants. The Company's liability for these two judgments is $545,000 of actual damages and $1.2 million of exemplary damages and, jointly and severally with the other two defendants, $1.5 million of actual damages, $175,000 of attorneys' fees in the event of an appeal, $1,900 of sanctions, interest and court costs. The court also quieted title to the leases in dispute in plaintiffs. CP and the other defendants have each filed a notice of appeal and will post a supersedeas bond in both cases in which judgment has been entered. There are three related cases pending in other courts. In one, a jury trial in the U.S. District Court, Northern District of Texas, Amarillo Division resulted in a verdict for CP and its co-defendants, but judgment has not yet been entered. None of the other cases have been set for trial.

The Company has previously established an accrued liability that management believes will be sufficient to cover the estimated costs of litigation for each of these cases. Because of the inconsistent verdicts reached by the juries in the four cases tried to date and because the amount of damages sought is not specified in all of the other cases, the outcome of the remaining trials and the amount of damages that might ultimately be awarded could differ from management's estimates. Management believes, however, that the leases are valid, there is no basis for exemplary damages and that any findings of fraud or bad faith will be overturned on appeal. CP and the other defendants intend to vigorously defend against the plaintiffs' claims.

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

3. EARNINGS PER SHARE

Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128") requires presentation of "basic" and "diluted" earnings per share, as defined, on the face of the statement of operations for all entities with complex capital structures. SFAS 128 requires a reconciliation of the numerators and denominators of the basic and diluted EPS computations. For the Prior Quarter and the Prior Period, there was no difference between actual

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


weighted average shares outstanding, which are used in computing basic EPS, and diluted weighted average shares outstanding, which are used in computing diluted EPS. Options to purchase 13.0 million and 10.6 million shares of common stock at a weighted average exercise price of $1.74 and $3.88 were outstanding at September 30, 1999 and 1998, respectively, but were not included in the computation of diluted EPS in the Prior Quarter or Prior Period because the effect of these outstanding options would be antidilutive. A reconciliation for the Current Quarter and Current Period is as follows (in thousands, except per share amounts):

                                                                 Income         Shares     Per Share
                                                               (Numerator)  (Denominator)    Amount
                                                               -----------  ------------- -----------
         FOR THE QUARTER ENDED SEPTEMBER 30, 1999:
         BASIC EPS
           Income available to common shareholders ........     $   13,734       97,126   $     0.14
                                                                                          ==========
         EFFECT OF DILUTIVE SECURITIES
           Employee stock options .........................             --        6,450
                                                                ----------   ----------
         DILUTED EPS
           Income available to common shareholders
              and assumed conversions .....................     $   13,734      103,576   $     0.13
                                                                ==========   ==========   ==========


         FOR THE  NINE  MONTHS  ENDED  SEPTEMBER 30, 1999:
         BASIC EPS
           Income available to common shareholders .......      $    1,879       97,126   $     0.02
                                                                                          ==========
         EFFECT OF DILUTIVE SECURITIES
           Employee stock options ........................              --        4,499
                                                                ----------   ----------
         DILUTED EPS
           Income available to common shareholders
              and assumed conversions ....................      $    1,879      101,625   $     0.02
                                                                ==========   ==========   ==========


4. SENIOR NOTES

7.875% Notes
The Company has outstanding $150.0 million in aggregate principal amount of 7.875% Senior Notes which mature March 15, 2004, and bear interest at the rate of 7.875%, payable semiannually on each March 15 and September 15. The 7.875% Notes are senior, unsecured obligations of the Company and are fully and unconditionally guaranteed, jointly and severally, by the Guarantor Subsidiaries.

9.625% Notes
The Company has outstanding $500.0 million in aggregate principal amount of 9.625% Senior Notes which mature May 1, 2005, and bear interest at the rate of 9.625%, payable semiannually on each May 1 and November 1. The 9.625% Notes are senior, unsecured obligations of the Company and are fully and unconditionally guaranteed, jointly and severally, by the Guarantor Subsidiaries.

9.125% Notes
The Company has outstanding $120.0 million in aggregate principal amount of 9.125% Senior Notes which mature April 15, 2006, and bear interest at an annual rate of 9.125%, payable semiannually on each April 15 and October 15. The 9.125% Notes are senior, unsecured obligations of the Company and are fully and unconditionally guaranteed, jointly and severally, by the Guarantor Subsidiaries.

8.5% Notes
The Company has outstanding $150.0 million in aggregate principal amount of 8.5% Senior Notes which mature March 15, 2012, and bear interest at the rate of 8.5%, payable semiannually on each March 15 and September 15. The 8.5% Notes are senior, unsecured obligations of the Company and are fully and unconditionally guaranteed, jointly and severally, by the Guarantor Subsidiaries.

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

These Senior Note indentures also limit the Company's ability to make restricted payments (as defined in the indentures), including the payment of preferred stock dividends, unless certain tests are met. As of December 31, 1998, March 31, 1999, June 30, 1999 and September 30, 1999, the Company was unable to meet the requirements to incur additional unsecured indebtedness, and consequently was unable to pay the quarterly cash dividend of $4.025 million (before compounding of dividends in arrears) on its 7% cumulative convertible preferred stock on February 1, 1999, May 1, 1999, August 1, 1999 or November 1, 1999. As of September 30, 1999, the cumulative earned but unpaid dividends on the preferred stock were $15.1 million. Subsequent payments will be subject to the same restrictions and are dependent upon variables, most particularly oil and gas prices, that are beyond the Company's ability to predict. This restriction does not affect the Company's ability to borrow under or expand its secured commercial bank facility. If the Company fails to pay dividends for six quarterly periods, the holders of preferred stock would be entitled to elect two additional members to the Board.

Set forth below are condensed consolidating financial statements of the Guarantor Subsidiaries, the Company's subsidiary which is not a guarantor of the Senior Notes (the "Non-Guarantor Subsidiary") and the Company. As of and for the three and nine months ended September 30, 1999 and 1998, Chesapeake Energy Marketing, Inc. was the only Non-Guarantor Subsidiary. For these periods, all other subsidiaries of the Company were Guarantor Subsidiaries. Separate financial statements of each Guarantor Subsidiary have not been provided because management has determined that they are not material to investors.

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                      CONDENSED CONSOLIDATING BALANCE SHEET

                            AS OF SEPTEMBER 30, 1999
                                ($ IN THOUSANDS)


                                                              ASSETS

                                                       GUARANTOR     NON-GUARANTOR    COMPANY
                                                      SUBSIDIARIES    SUBSIDIARY      (PARENT)     ELIMINATIONS   CONSOLIDATED
                                                      ------------   -------------   -----------   ------------   ------------
CURRENT ASSETS:
  Cash and cash equivalents ......................... $    (3,371)   $    18,811    $    14,476    $        --    $    29,916
  Accounts receivable, net ..........................      46,657         29,145            192        (14,894)        61,100
  Inventory .........................................       4,052            174             --             --          4,226
  Other .............................................       2,234             10            356             --          2,600
                                                      -----------    -----------    -----------    -----------    -----------
     Total Current Assets ...........................      49,572         48,140         15,024        (14,894)        97,842
                                                      -----------    -----------    -----------    -----------    -----------
PROPERTY AND EQUIPMENT:
  Oil and gas properties ............................   2,231,622          3,586             --             --      2,235,208
  Unevaluated leasehold .............................      43,927             --             --             --         43,927
  Other property and equipment ......................      45,935          2,887         17,849             --         66,671
  Less: accumulated depreciation,
    depletion and amortization ......................  (1,675,473)          (478)        (1,739)            --     (1,677,690)
                                                      -----------    -----------    -----------    -----------    -----------

     Total Property and Equipment ...................     646,011          5,995         16,110             --        668,116
                                                      -----------    -----------    -----------    -----------    -----------
INVESTMENTS IN SUBSIDIARIES AND
  INTERCOMPANY ADVANCES .............................     806,180             --        493,738     (1,299,918)            --
                                                      -----------    -----------    -----------    -----------    -----------

OTHER ASSETS ........................................      11,477            546         17,576            (53)        29,546
                                                      -----------    -----------    -----------    -----------    -----------
     TOTAL ASSETS ................................... $ 1,513,240    $    54,681    $   542,448    $(1,314,865)   $   795,504
                                                      ===========    ===========    ===========    ===========    ===========

                                          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Notes payable and current maturities
    of long-term debt ............................... $        --    $       681    $        --    $        --    $       681
  Accounts payable and other ........................      52,959         24,171         26,148        (15,386)        87,892
                                                      -----------    -----------    -----------    -----------    -----------
     Total Current Liabilities ......................      52,959         24,852         26,148        (15,386)        88,573
                                                      -----------    -----------    -----------    -----------    -----------
LONG-TERM DEBT ......................................          --          1,699        919,139             --        920,838
                                                      -----------    -----------    -----------    -----------    -----------
REVENUES PAYABLE ....................................      10,830             --             --             --         10,830
                                                      -----------    -----------    -----------    -----------    -----------
DEFERRED INCOME TAXES ...............................       5,464             --             --             --          5,464
                                                      -----------    -----------    -----------    -----------    -----------
INTERCOMPANY PAYABLES ...............................   1,402,647         (5,167)    (1,397,972)           492             --
                                                      -----------    -----------    -----------    -----------    -----------
STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred Stock ...................................          --             --        230,000             --        230,000
  Common Stock ......................................          27              1          1,045            (17)         1,056
  Other .............................................      41,313         33,296        764,088     (1,299,954)      (461,257)
                                                      -----------    -----------    -----------    -----------    -----------
     Total Stockholders' Equity (Deficit)  ..........      41,340         33,297        995,133     (1,299,971)      (230,201)
                                                      -----------    -----------    -----------    -----------    -----------
     TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY (DEFICIT) ............... $ 1,513,240    $    54,681    $   542,448    $(1,314,865)   $   795,504
                                                      ===========    ===========    ===========    ===========    ===========

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                      CONDENSED CONSOLIDATING BALANCE SHEET

                             AS OF DECEMBER 31, 1998
                                ($ IN THOUSANDS)


                                                              ASSETS

                                                      GUARANTOR     NON-GUARANTOR      COMPANY
                                                     SUBSIDIARIES     SUBSIDIARY       (PARENT)      ELIMINATIONS    CONSOLIDATED
                                                     ------------   -------------    ------------    ------------    ------------
CURRENT ASSETS:
  Cash and cash equivalents ......................   $    (11,565)   $      7,000    $     39,839    $         --    $     35,274
  Accounts receivable ............................         54,384          29,641             270          (7,996)         76,299
  Inventory ......................................          4,919             406              --              --           5,325
  Other ..........................................            721              15             365              --           1,101
                                                     ------------    ------------    ------------    ------------    ------------
     Total Current Assets ........................         48,459          37,062          40,474          (7,996)        117,999
                                                     ------------    ------------    ------------    ------------    ------------
PROPERTY AND EQUIPMENT:
  Oil and gas properties .........................      2,142,943              --              --              --       2,142,943
  Unevaluated leasehold ..........................         52,687              --              --              --          52,687
  Other property and equipment ...................         47,628          15,109          16,981              --          79,718
  Less: accumulated depreciation,
    depletion and amortization ...................     (1,601,931)         (8,036)         (1,390)             --      (1,611,357)
                                                     ------------    ------------    ------------    ------------    ------------

     Total Property & Equipment ..................        641,327           7,073          15,591              --         663,991
                                                     ------------    ------------    ------------    ------------    ------------
INVESTMENTS IN SUBSIDIARIES AND
  INTERCOMPANY ADVANCES ..........................        809,310              --         481,150      (1,290,460)             --
                                                     ------------    ------------    ------------    ------------    ------------
OTHER ASSETS .....................................         10,610             560          19,455              --          30,625
                                                     ------------    ------------    ------------    ------------    ------------
     TOTAL ASSETS ................................   $  1,509,706    $     44,695    $    556,670    $ (1,298,456) $      812,615
                                                     ============    ============    ============    ============    ============

                                          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Notes payable and current maturities
    of long-term debt ............................   $     25,000    $         --    $         --    $         --    $     25,000
  Accounts payable and other .....................         80,786          15,992          17,529          (8,023)        106,284
                                                     ------------    ------------    ------------    ------------    ------------
     Total Current Liabilities ...................        105,786          15,992          17,529          (8,023)        131,284
                                                     ------------    ------------    ------------    ------------    ------------
LONG-TERM DEBT ...................................             --              --         919,076              --         919,076
                                                     ------------    ------------    ------------    ------------    ------------
REVENUES PAYABLE .................................         10,823              --              --              --          10,823
                                                     ------------    ------------    ------------    ------------    ------------
INTERCOMPANY PAYABLES ............................      1,338,948          11,376      (1,350,351)             27              --
                                                     ------------    ------------    ------------    ------------    ------------
STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred Stock ................................             --              --         230,000              --         230,000
  Common Stock ...................................             26               1           1,042             (17)          1,052
  Other ..........................................         54,123          17,326         739,374      (1,290,443)       (479,620)
                                                     ------------    ------------    ------------    ------------    ------------
     Total Stockholders' Equity (Deficit)  .......         54,149          17,327         970,416      (1,290,460)       (248,568)
                                                     ------------    ------------    ------------    ------------    ------------
     TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY (DEFICIT) ............   $  1,509,706    $     44,695    $    556,670    $ (1,298,456)   $    812,615
                                                     ============    ============    ============    ============    ============

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                ($ IN THOUSANDS)


                                                     GUARANTOR    NON-GUARANTOR   COMPANY
                                                    SUBSIDIARIES   SUBSIDIARY     (PARENT)    ELIMINATIONS  CONSOLIDATED
                                                    ------------  -------------  ----------   ------------  ------------
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999
REVENUES:
  Oil and gas sales ..............................   $   77,390    $      594    $       --    $      537    $   78,521
  Oil and gas marketing sales ....................           --        61,105            --       (37,486)       23,619
                                                     ----------    ----------    ----------    ----------    ----------
     Total Revenues ..............................       77,390        61,699            --       (36,949)      102,140
                                                     ----------    ----------    ----------    ----------    ----------
OPERATING COSTS:
  Production expenses and taxes ..................       15,156           243            --            --        15,399
  Oil and gas marketing expenses .................           --        59,800            --       (36,949)       22,851
  Oil and gas depreciation, depletion
    and amortization .............................       22,568           248            --            --        22,816
  Other depreciation and amortization ............        1,005            20           815            --         1,840
  General and administrative .....................        2,514           201            21            --         2,736
                                                     ----------    ----------    ----------    ----------    ----------
     Total Operating Costs .......................       41,243        60,512           836       (36,949)       65,642
                                                     ----------    ----------    ----------    ----------    ----------
INCOME (LOSS) FROM OPERATIONS ....................       36,147         1,187          (836)           --        36,498
                                                     ----------    ----------    ----------    ----------    ----------
OTHER INCOME (LOSS)
  Interest and other income ......................        1,487           935        29,789       (29,525)        2,686
  Interest expense ...............................      (29,376)          (45)      (20,524)       29,525       (20,420)
                                                     ----------    ----------    ----------    ----------    ----------
                                                        (27,889)          890         9,265            --       (17,734)
                                                     ----------    ----------    ----------    ----------    ----------
INCOME (LOSS) BEFORE INCOME TAXES
  AND EXTRAORDINARY ITEM .........................        8,258         2,077         8,429            --        18,764
INCOME TAX EXPENSE ...............................          649            --            --            --           649
                                                     ----------    ----------    ----------    ----------    ----------
NET INCOME (LOSS) BEFORE
  EXTRAORDINARY ITEM .............................        7,609         2,077         8,429            --        18,115
EXTRAORDINARY ITEM:
  Loss on early extinguishment of debt,
   net of applicable income tax ..................           --            --            --            --            --
                                                     ----------    ----------    ----------    ----------    ----------
NET INCOME .......................................   $    7,609    $    2,077    $    8,429    $       --    $   18,115
                                                     ==========    ==========    ==========    ==========    ==========

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998
REVENUES:
  Oil and gas sales ..............................   $   69,780    $     (187)   $       --    $      489    $   70,082
  Oil and gas marketing sales ....................          973        64,769            --       (29,486)       36,256
                                                     ----------    ----------    ----------    ----------    ----------
     Total Revenues ..............................       70,753        64,582            --       (28,997)      106,338
                                                     ----------    ----------    ----------    ----------    ----------
OPERATING COSTS:
  Production expenses and taxes ..................       16,184            --            --            --        16,184
  Oil and gas marketing expenses .................        1,040        62,677            --       (28,997)       34,720
  Impairment of oil and gas properties ...........           --            --            --            --            --
  Impairment of other assets .....................           --            --            --            --            --
  Oil and gas depreciation, depletion
    and amortization .............................       34,069            --            --            --        34,069
  Other depreciation and amortization ............        1,637            88           793            --         2,518
  General and administrative .....................        4,514           636            47            --         5,197
                                                     ----------    ----------    ----------    ----------    ----------
     Total Operating Costs .......................       57,444        63,401           840       (28,997)       92,688
                                                     ----------    ----------    ----------    ----------    ----------
INCOME (LOSS) FROM OPERATIONS ....................       13,309         1,181          (840)           --        13,650
                                                     ----------    ----------    ----------    ----------    ----------
OTHER INCOME (LOSS)
  Interest and other income ......................          966           405        28,024       (28,617)          778
  Interest expense ...............................      (26,605)           (4)      (20,585)       28,617       (18,577)
                                                     ----------    ----------    ----------    ----------    ----------
                                                        (25,639)          401         7,439            --       (17,799)
                                                     ----------    ----------    ----------    ----------    ----------
INCOME (LOSS) BEFORE INCOME TAXES
  AND EXTRAORDINARY ITEM .........................      (12,330)        1,582         6,599            --        (4,149)
INCOME TAX EXPENSE ...............................           --            --            --            --            --
                                                     ----------    ----------    ----------    ----------    ----------
NET INCOME (LOSS) BEFORE
  EXTRAORDINARY ITEM .............................      (12,330)        1,582         6,599            --        (4,149)
EXTRAORDINARY ITEM:
  Loss on early extinguishment of debt,
   net of applicable income tax ..................           --            --            --            --            --
                                                     ----------    ----------    ----------    ----------    ----------
NET INCOME (LOSS) ................................   $  (12,330)   $    1,582    $    6,599    $       --    $   (4,149)
                                                     ==========    ==========    ==========    ==========    ==========

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                ($ IN THOUSANDS)


                                                     GUARANTOR    NON-GUARANTOR   COMPANY
                                                    SUBSIDIARIES   SUBSIDIARY     (PARENT)    ELIMINATIONS  CONSOLIDATED
                                                    ------------  -------------  ----------   ------------  ------------
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
REVENUES:
  Oil and gas sales ..............................   $  197,468    $      594    $       --    $      537    $  198,599
  Oil and gas marketing sales ....................           --       134,363            --       (84,253)       50,110
                                                     ----------    ----------    ----------    ----------    ----------
     Total Revenues ..............................      197,468       134,957            --       (83,716)      248,709
                                                     ----------    ----------    ----------    ----------    ----------
OPERATING COSTS:
  Production expenses and taxes ..................       45,119           243            --            --        45,362
  Oil and gas marketing expenses .................           --       131,525            --       (83,716)       47,809
  Oil and gas depreciation, depletion
    and amortization .............................       69,954           248            --            --        70,202
  Other depreciation and amortization ............        3,481            60         2,437            --         5,978
  General and administrative .....................        8,978           982            68            --        10,028
                                                     ----------    ----------    ----------    ----------    ----------
     Total Operating Costs .......................      127,532       133,058         2,505       (83,716)      179,379
                                                     ----------    ----------    ----------    ----------    ----------
INCOME (LOSS) FROM OPERATIONS ....................       69,936         1,899        (2,505)           --        69,330
                                                     ----------    ----------    ----------    ----------    ----------
OTHER INCOME (LOSS)
  Interest and other income ......................        2,194         3,780        88,117       (87,565)        6,526
  Interest expense ...............................      (86,791)          (45)      (61,298)       87,565       (60,569)
                                                     ----------    ----------    ----------    ----------    ----------
                                                        (84,597)        3,735        26,819            --       (54,043)
                                                     ----------    ----------    ----------    ----------    ----------
INCOME (LOSS) BEFORE INCOME TAXES
  AND EXTRAORDINARY ITEM .........................      (14,661)        5,634        24,314            --        15,287
INCOME TAX EXPENSE ...............................          975            --            --            --           975
                                                     ----------    ----------    ----------    ----------    ----------
NET INCOME (LOSS) BEFORE
  EXTRAORDINARY ITEM .............................      (15,636)        5,634        24,314            --        14,312
EXTRAORDINARY ITEM:
  Loss on early extinguishment of debt,
   net of applicable income tax ..................           --            --            --            --            --
                                                     ----------    ----------    ----------    ----------    ----------
NET INCOME (LOSS) ................................   $  (15,636)   $    5,634    $   24,314    $       --    $   14,312
                                                     ==========    ==========    ==========    ==========    ==========

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
REVENUES:
  Oil and gas sales ..............................   $  193,800    $       --    $       --    $    2,162    $  195,962
  Oil and gas marketing sales ....................          973       173,405            --       (77,927)       96,451
                                                     ----------    ----------    ----------    ----------    ----------
     Total Revenues ..............................      194,773       173,405            --       (75,765)      292,413
                                                     ----------    ----------    ----------    ----------    ----------
OPERATING COSTS:
  Production expenses and taxes ..................       42,916            --            --            --        42,916
  Oil and gas marketing expenses .................        1,040       169,411            --       (75,765)       94,686
  Impairment of oil and gas properties ...........      466,000            --            --            --       466,000
  Impairment of other assets .....................       10,000            --            --            --        10,000
  Oil and gas depreciation, depletion
    and amortization .............................      109,311            --            --            --       109,311
  Other depreciation and amortization ............        3,698           142         1,980            --         5,820
  General and administrative .....................       13,122         1,535            54            --        14,711
                                                     ----------    ----------    ----------    ----------    ----------
     Total Operating Costs .......................      646,087       171,088         2,034       (75,765)      743,444
                                                     ----------    ----------    ----------    ----------    ----------
INCOME (LOSS) FROM OPERATIONS ....................     (451,314)        2,317        (2,034)           --      (451,031)
                                                     ----------    ----------    ----------    ----------    ----------
OTHER INCOME (LOSS)
  Interest and other income ......................        1,471           685        72,007       (70,590)        3,573
  Interest expense ...............................      (67,704)           (4)      (50,812)       70,590       (47,930)
                                                     ----------    ----------    ----------    ----------    ----------
                                                        (66,233)          681        21,195            --       (44,357)
                                                     ----------    ----------    ----------    ----------    ----------
INCOME (LOSS) BEFORE INCOME TAXES
  AND EXTRAORDINARY ITEM .........................     (517,547)        2,998        19,161            --      (495,388)
INCOME TAX EXPENSE ...............................           --            --            --            --            --
                                                     ----------    ----------    ----------    ----------    ----------
NET INCOME (LOSS) BEFORE
  EXTRAORDINARY ITEM .............................     (517,547)        2,998        19,161            --      (495,388)
EXTRAORDINARY ITEM:
  Loss on early extinguishment of debt,
   net of applicable income tax ..................       (2,164)           --       (11,170)           --       (13,334)
                                                     ----------    ----------    ----------    ----------    ----------
NET INCOME (LOSS) ................................   $ (519,711)   $    2,998    $    7,991    $       --    $ (508,722)
                                                     ==========    ==========    ==========    ==========    ==========

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                                ($ IN THOUSANDS)


                                                    GUARANTOR    NON-GUARANTOR    COMPANY
                                                   SUBSIDIARIES    SUBSIDIARY     (PARENT)     ELIMINATIONS   CONSOLIDATED
                                                   ------------  -------------   -----------   ------------   ------------
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
CASH FLOWS FROM OPERATING ACTIVITIES ...........   $    55,261    $     3,363    $    35,517    $        --    $    94,141
                                                   -----------    -----------    -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Oil and gas properties, net ..................       (79,920)        (1,205)            --             --        (81,125)
  Proceeds from sale of other assets ...........         1,990          3,448             --             --          5,438
  Other ........................................        (1,659)         1,208         (1,222)            --         (1,673)
                                                   -----------    -----------    -----------    -----------    -----------
                                                       (79,589)         3,451         (1,222)            --        (77,360)
                                                   -----------    -----------    -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings .....................        29,000             --             --             --         29,000
  Payments on borrowings .......................       (54,000)            --             --             --        (54,000)
  Cash paid for purchase of treasury stock .....            --            (53)            --             --            (53)
  Cash received from exercise of stock options .            --             --            419             --            419
  Intercompany advances, net ...................        55,027          5,050        (60,077)            --             --
                                                   -----------    -----------    -----------    -----------    -----------
                                                        30,027          4,997        (59,658)            --        (24,634)
                                                   -----------    -----------    -----------    -----------    -----------
EFFECT OF EXCHANGE RATE CHANGES
  ON CASH ......................................         3,705             --             --             --          3,705
                                                   -----------    -----------    -----------    -----------    -----------
  Net increase (decrease) in cash ..............         9,404         11,811        (25,363)            --         (4,148)
  Cash, beginning of period ....................       (17,319)         7,000         39,839             --         29,520
                                                   -----------    -----------    -----------    -----------    -----------
  Cash, end of period ..........................   $    (7,915)   $    18,811    $    14,476    $        --    $    25,372
                                                   ===========    ===========    ===========    ===========    ===========

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
CASH FLOWS FROM OPERATING ACTIVITIES ...........   $    32,384    $   (21,068)   $    42,007    $        --    $    53,323
                                                   -----------    -----------    -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Oil and gas properties, net ..................      (475,280)            --             --             --       (475,280)
  Proceeds from sale of assets .................            --             --          3,600             --          3,600
  Investment in preferred stock of Gothic ......       (39,500)            --             --             --        (39,500)
  Repayment of long-term loans .................         2,000             --             --             --          2,000
  Other additions ..............................        (6,161)        (1,343)        (2,267)            --         (9,771)
                                                   -----------    -----------    -----------    -----------    -----------
                                                      (518,941)        (1,343)         1,333             --       (518,951)
                                                   -----------    -----------    -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings .....................            --             --        658,750             --        658,750
  Payments on borrowings .......................            --             --       (474,166)            --       (474,166)
  Cash received from issuance of preferred
    stock.......................................            --             --        222,760             --        222,760
  Cash paid for purchase of treasury stock .....            --             --        (29,962)            --        (29,962)
  Cash received from exercise of stock options .            --             --            131             --            131
  Cash dividends paid on common
     and preferred stock .......................            --             --         (9,617)            --         (9,617)
  Intercompany advances, net ...................       483,138         11,698       (494,836)            --             --
                                                   -----------    -----------    -----------    -----------    -----------
                                                       483,138         11,698       (126,940)            --        367,896
                                                   -----------    -----------    -----------    -----------    -----------
EFFECT OF EXCHANGE RATE CHANGES
  ON CASH ......................................        (5,379)            --             --             --         (5,379)
                                                   -----------    -----------    -----------    -----------    -----------
  Net increase (decrease) in cash ..............        (8,798)       (10,713)       (83,600)            --       (103,111)
  Cash, beginning of period ....................          (284)        13,694        110,450             --        123,860
                                                   -----------    -----------    -----------    -----------    -----------
  Cash, end of period ..........................   $    (9,082)   $     2,981    $    26,850    $        --    $    20,749
                                                   ===========    ===========    ===========    ===========    ===========

                          PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended September 30, 1999 vs. September 30, 1998

General. For the three months ended September 30, 1999 (the "Current Quarter"), the Company had net income of $18.1 million, or $0.14 per common share after deducting preferred dividends (including a 7% dividend on dividends in arrears) of $4.4 million. This compares to a net loss of $4.1 million, or a loss of $0.08 per common share after deducting preferred dividends of $4.0 million, in the three months ended September 30, 1998 (the "Prior Quarter").

Oil and Gas Sales. During the Current Quarter, oil and gas sales increased to $78.5 million from $70.1 million, an increase of $8.4 million, or 12%. This increase was the result of higher oil and gas prices, partially offset by lower production volumes during the Current Quarter. Oil and gas production volumes decreased from 36.3 billion cubic feet equivalent of natural gas ("bcfe") in the Prior Quarter to 32.7 bcfe in the Current Quarter, a decrease of 3.6 bcfe, or 10%. The decrease in production volumes was primarily the result of asset divestitures of non-core properties completed during the fourth quarter of 1998 and throughout 1999. For the Current Quarter, the Company produced 0.9 million barrels of oil ("mmbo") and 27.4 billion cubic feet of natural gas ("bcf"), compared to 1.6 mmbo and 26.8 bcf in the Prior Quarter. Average oil prices realized were $18.90 per barrel of oil in the Current Quarter compared to $12.41 per barrel in the Prior Quarter, an increase of 52%. Average gas prices realized were $2.26 per thousand cubic feet ("mcf") in the Current Quarter compared to $1.88 per mcf in the Prior Quarter, an increase of 20%.

For the Current Quarter, the Company realized an average price of $2.40 per thousand cubic feet equivalent of natural gas ("mcfe"), compared to $1.93 per mcfe in the Prior Quarter. The Company's hedging activities resulted in decreased oil and gas revenues of $2.0 million, or $(0.06) per mcfe, in the Current Quarter, compared to increases in oil and gas revenues of $6.2 million, or $0.17 per mcfe, in the Prior Quarter.

The following table shows the Company's production by region for the Current Quarter and the Prior Quarter:

                                        FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                 --------------------------------------------------
                                          1999                        1998
                                 -----------------------    -----------------------
       OPERATING AREAS              MMCFE       PERCENT       MMCFE       PERCENT
     ---------------------       ----------   ----------    ----------   ----------
     Mid-Continent ...........       15,860           49%       19,050           53%
     Gulf Coast ..............       11,205           34        13,511           37
     Canada ..................        3,039            9         2,533            7
     Other areas .............        2,558            8         1,174            3
                                 ----------   ----------    ----------   ----------
          Total ..............       32,662          100%       36,268          100%
                                 ==========   ==========    ==========   ==========

Natural gas production represented approximately 84% of the Company's total production volume on a gas equivalent basis in the Current Quarter, compared to 74% in the Prior Quarter. The Company anticipates natural gas will represent approximately 87% of 2000 production. As of September 30, 1999, natural gas represented approximately 87% of the Company's proved reserves.

Oil and Gas Marketing Sales. The Company realized $23.6 million in oil and gas marketing sales to third parties in the Current Quarter, with corresponding oil and gas marketing expenses of $22.9 million. This compares to sales of $36.3 million and expenses of $34.7 million in the Prior Quarter. The decrease in marketing sales and cost of sales was due primarily to a reduction in marketing efforts in the Current Quarter for third parties on wells where the Company is not the operator, as compared to the Prior Quarter, and the sale of certain gas gathering, transportation and marketing assets in June 1999, partially offset by higher oil and gas prices during the Current Quarter.

Production Expenses and Taxes. Production expenses decreased to $11.7 million in the Current Quarter, a $2.5 million decrease from $14.2 million incurred in the Prior Quarter. The decrease was due primarily to the Company's divestiture of higher cost oil and gas properties, the closing of various field offices and reduced production. On a production unit basis, production expenses were $0.36 and $0.39 per mcfe in the Current and Prior Quarters, respectively. The Company anticipates that production expenses will average $0.36 per mcfe for 2000.

Production taxes, which consist primarily of wellhead severance taxes, were $3.7 million and $2.0 million in the Current and Prior Quarters, respectively. On a per unit basis, production taxes were $0.11 per mcfe in the Current Quarter compared to $0.05 per mcfe in the Prior Quarter. The per unit increase in production taxes is the result of the higher oil and gas prices during the Current Quarter.

Oil and Gas Depreciation, Depletion and Amortization. Depreciation, depletion and amortization of oil and gas properties ("DD&A") for the Current Quarter was $22.8 million, compared to $34.1 million in the Prior Quarter. This decrease was caused by a decrease in the DD&A rate per mcfe from $0.94 to $0.70 in the Prior and Current Quarters, respectively, and reduced production. The decrease in the DD&A rate per mcfe is due primarily to the impairment of oil and gas properties recorded during 1998 and the Company's lower finding and development costs to date in 1999.

Depreciation and Amortization of Other Assets. Depreciation and amortization of other assets ("D&A") decreased to $1.8 million in the Current Quarter compared to $2.5 million in the Prior Quarter. This decrease was due to the lower D&A recorded on certain gas processing assets that were sold during the Current Quarter. The Company anticipates D&A expense throughout the remainder of 1999 and 2000 to remain at approximately the same level as in the Current Quarter.

General and Administrative. General and administrative expenses ("G&A"), which are net of capitalized internal payroll and non-payroll expenses, were $2.7 million in the Current Quarter compared to $5.2 million in the Prior Quarter. This decrease was primarily caused by various actions taken to lower corporate overhead, including staff reductions and office closings which occurred subsequent to September 30, 1998. The Company capitalized $0.3 million of internal costs in the Current Quarter directly related to the Company's oil and gas exploration and development efforts, compared to $0.8 million in the Prior Quarter. The Company anticipates that G&A costs for the remainder of 1999 and 2000 will remain at generally the same level as in the Current Quarter.

Interest and Other Income. Interest and other income for the Current Quarter was $2.7 million compared to $0.8 million in the Prior Quarter. Included in the Current Quarter's results is a $0.5 million gain from the sale of the Company's interest in a gas processing plant plus income earned on various investments.

Interest. Interest expense increased to $20.4 million in the Current Quarter from $18.6 million in the Prior Quarter. This increase was primarily due to lower capitalized interest in the Current Quarter. The Company capitalized $0.8 million of interest during the Current Quarter compared to $2.0 million capitalized in the Prior Quarter. The Company anticipates that interest expense will remain at generally the same level as in the Current Quarter during the remainder of 1999 and 2000.

Provision for Income Taxes. The Company recorded $0.6 million of income tax expense for the Current Quarter, compared to none in the Prior Quarter. The income tax expense in the Current Quarter is entirely related to the Company's operations in Canada. At September 30, 1999, the Company had a net operating loss carryforward of approximately $615 million for regular U.S. federal income taxes which will expire in future years beginning in 2007. Management believes that it cannot be demonstrated at this time that it is more likely than not that its domestic deferred income tax assets, comprised primarily of the net operating loss carryforward generated in the United States, will be realizable in future years, and therefore a valuation allowance of $448 million has been recorded. Consequently, there was no income tax expense or benefit related to the Company's domestic operations during the Current and Prior Quarters.

Nine Months Ended September 30, 1999 vs. September 30, 1998

General. For the nine months ended September 30, 1999 (the "Current Period"), the Company realized net income of $14.3 million, or net income of $0.02 per common share after deducting preferred dividends (including a 7% dividend on dividends in arrears) of $12.4 million. This compares to a net loss of $508.7 million, or a net loss of $5.48 per common share after deducting preferred dividends of $8.1 million, in the nine months ended September 30, 1998 (the "Prior Period"). The loss in the Prior Period was primarily caused by a $466.0 million asset writedown recorded under the full-cost method of accounting, a $10.0 million impairment related to certain of the Company's gas processing and transportation assets located in Louisiana, a $13.3 million extraordinary loss on the early extinguishment of debt, and a $19.4 million loss from recurring operations. The asset writedown was partially caused by acquisitions completed during the Prior Period for consideration in excess of the present value (10% discount) of the future net revenues of the proved reserves acquired as of June 30, 1998. See "- Impairment of Oil and Gas Properties".

Oil and Gas Sales. During the Current Period, oil and gas sales increased to $198.6 million from $196.0 million, an increase of $2.6 million, or 1%. This increase resulted from an increase in oil and gas production volumes from 96.5 bcfe in the Prior Period to 99.5 bcfe in the Current Period, an increase of 3.0 bcfe, or 3%. For the Current Period, the Company produced 3.2 mmbo and 80.1 bcf, compared to 4.6 mmbo and 69.0 bcf in the Prior Period. Average oil prices realized were $14.79 per barrel in the Current Period compared to $13.21 per barrel in the Prior Period, an increase of 12%. Average gas prices realized were $1.88 per mcf in the Current Period compared to $1.96 per mcf in the Prior Period, a decrease of 4%.

For the Current Period, the Company realized an average price of $2.00 per mcfe, compared to $2.03 per mcfe in the Prior Period. The Company's hedging activities resulted in increased oil and gas revenues of $1.2 million, or $0.01 per mcfe, in the Current Period, compared to increases in oil and gas revenues of $10.5 million, or $0.11 per mcfe, in the Prior Period.

The following table shows the Company's production by region for the Current Period and the Prior Period:

                                         FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                 ------------------------------------------------------
                                            1999                         1998
                                 -------------------------    -------------------------
       OPERATING AREAS              MMCFE        PERCENT        MMCFE         PERCENT
     ---------------------       -----------   -----------    -----------   -----------
     Mid-Continent ...........        51,733            52%        43,571            45%
     Gulf Coast ..............        33,921            34         40,599            42
     Canada ..................         8,602             9          5,677             6
     Other areas .............         5,284             5          6,615             7
                                 -----------   -----------    -----------   -----------
          Total ..............        99,540           100%        96,462           100%
                                 ===========   ===========    ===========   ===========

Natural gas production represented approximately 80% of the Company's total production volume on an equivalent basis in the Current Period, compared to 72% in the Prior Period.

Oil and Gas Marketing Sales. The Company realized $50.1 million in oil and gas marketing sales to third parties in the Current Period, with corresponding oil and gas marketing expenses of $47.8 million. This compares to sales of $96.5 million and expenses of $94.7 million in the Prior Period. The decrease in marketing sales and cost of sales was due primarily to a reduction in marketing efforts in the Current Period for third parties on wells where the Company is not the operator and the sale of certain gas gathering, transportation and marketing assets in June 1999.

Production Expenses and Taxes. Production expenses increased to $36.9 million in the Current Period, a $0.1 million increase from $36.8 million incurred in the Prior Period. On a production unit basis, production expenses were $0.37 and $0.38 per mcfe in the Current and Prior Periods, respectively.

Production taxes, which consist primarily of wellhead severance taxes, were $8.4 million and $6.1 million in the Current and Prior Periods, respectively. On a per unit basis, production taxes were $0.08 per mcfe in the Current Period compared to $0.06 per mcfe in the Prior Period.

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

The Company incurred an impairment of oil and gas properties charge of $466.0 million in the Prior Period, compared to no impairment charge in the Current Period. The writedown in the Prior Period was caused by a combination of several factors, including acquisitions completed by the Company during the Prior Period, which were accounted for using the purchase method. The most significant factors were the acquisitions of Hugoton Energy Corporation ("Hugoton") and DLB Oil & Gas, Inc. ("DLB"). Higher drilling and completion costs, the evaluation of certain leasehold, seismic and other exploration-related costs that were previously unevaluated, together with decreases in oil and gas prices from December 31, 1997 to June 30, 1998 were the remaining contributing factors which led to the writedown in the Prior Period.

Impairment of Other Assets. In the Prior Period, the Company incurred an impairment charge of $10.0 million related to certain of the Company's gas processing and transportation assets located in Louisiana. No such charge was recorded in the Current Period.

Oil and Gas Depreciation, Depletion and Amortization. DD&A for the Current Period was $70.2 million, compared to $109.3 million in the Prior Period. This decrease was caused by a decrease in the DD&A rate per mcfe from $1.13 to $0.71 in the Prior and Current Periods, respectively, partially offset by increased production in the Current Period. The decrease in the DD&A rate per mcfe is due primarily to the impairment of oil and gas properties recorded during 1998 and the Company's lower finding and development costs to date in 1999.

Depreciation and Amortization of Other Assets. D&A increased to $6.0 million in the Current Period compared to $5.8 million in the Prior Period. This increase in D&A was caused by a full nine months of amortization of debt issuance costs during the Current Period related to the issuance of senior notes in April 1998.

General and Administrative. G&A, which is net of capitalized internal payroll and non-payroll expenses, was $10.0 million in the Current Period compared to $14.7 million in the Prior Period. This decrease was primarily caused by various actions taken to lower corporate overhead, including staff reductions and office closings which occurred subsequent to September 30, 1998. The Company capitalized $2.3 million of internal costs in the Current Period directly related to the Company's oil and gas exploration and development efforts, compared to $4.0 million in the Prior Period.

Interest and Other Income. Interest and other income for the Current Period was $6.5 million compared to $3.6 million in the Prior Period. This increase is due primarily to a $1.7 million gain on the sale of certain marketing assets located in the Mid-Continent, as well as a $0.5 million gain from the sale of the Company's interest in a gas processing plant.

Interest. Interest expense increased to $60.6 million in the Current Period from $47.9 million in the Prior Period. This increase was a result of the issuance of the 9.625% senior notes in April 1998 as well as lower capitalized interest in the Current Period. The Company capitalized $2.7 million of interest during the Current Period compared to $5.8 million capitalized in the Prior Period.

Provision for Income Taxes. The Company recorded income tax expense of $1.0 million for the Current Period, compared to none in the Prior Period. The income tax expense in the Current Period is entirely related to the Company's operations in Canada. At September 30, 1999, the Company had a net operating loss carryforward of approximately $615 million for regular U.S. federal income taxes which will expire in future years beginning in 2007. Management believes that it cannot be demonstrated that it is more likely than not that its domestic deferred income tax assets will be realizable in future years, and therefore a valuation allowance of $448 million has been recorded. Consequently, there was no income tax expense or benefit related to the Company's domestic operations during the Current and Prior Periods.

RISK MANAGEMENT ACTIVITIES

See Item 3 - "Quantitative and Qualitative Disclosures About Market Risks".

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1999, the Company had working capital of approximately $9.3 million. The Company has a $50 million revolving bank credit facility with a committed borrowing base of $50 million which matures January 2001. As of September 30, 1999, the Company had no outstanding borrowings under the facility. Borrowings under the facility are secured by certain producing oil and gas properties. The interest rate at September 30, 1999 was 8.75% per annum.

Two of the Company's senior note indentures contain financial covenants which restrict the ability of the Company and its restricted subsidiaries to incur additional indebtedness and to make restricted payments, such as paying cash dividends and repurchasing Company stock. These restrictions do not affect the Company's ability to borrow under or expand its secured commercial bank facility. The Company estimates that it could have incurred up to $125 million of secured commercial bank indebtedness as of September 30, 1999 under the most restrictive of its indenture debt incurrence tests.

As of December 31, 1998 and March 31, June 30, and September 30, 1999, the Company was unable to meet the restricted payment test under these indentures, including the requirement that the Company be able to incur additional unsecured indebtedness. As a result, the Company was not able to pay cash dividends on its 7% cumulative convertible preferred stock on February 1, May 1, August 1, or November 1, 1999. As of September 30, 1999, the cumulative earned but unpaid dividends on the preferred stock was $15.1 million. Subsequent dividend payments will be subject to the same restrictions and are dependent upon variables that are beyond the Company's ability to predict. If the Company fails to pay dividends for six quarterly periods, the holders of preferred stock would be entitled to elect two additional members to the board.

None of the senior note indenture covenants apply to Chesapeake Energy Marketing, Inc. ("CEMI"), an unrestricted subsidiary of the Company. The Company's Board of Directors has authorized CEMI to purchase up to $10.0 million of the Company's senior notes and preferred stock in open market transactions or otherwise. In April 1999, CEMI purchased 3,600 shares of preferred stock for an aggregate purchase price of $53,000, or $14.63 per share, in an open market transaction.

Debt ratings for the senior notes are B3 by Moody's Investors Service and B by Standard & Poor's Corporation as of November 12, 1999. Recently Standard & Poor's confirmed its rating and removed the Company from credit watch. Moody's is presently reviewing the Company's ratings. There are no scheduled principal payments required on any of the Company's senior notes until March 2004, when $150.0 million is due.

The Company believes it has adequate resources, including cash on hand, budgeted cash flow from operations and proceeds from miscellaneous asset sales, to fund its exploration, development and acquisition capital expenditure budget for the remainder of 1999 and throughout the year 2000. The budget for 2000 has tentatively been established at $185 million, which includes up to $50 million for property acquisitions. The Company has largely completed its property divestiture program for 1999, and through October total sales were approximately $50 million. Changes in oil and gas prices or drilling results different from expectations could cause the Company to alter its drilling program, or the amount of anticipated property acquisitions and/or asset sales.

The Company's cash provided by operating activities before changes in current assets and liabilities decreased 5% to $91.5 million during the Current Period compared to $96.7 million during the Prior Period. The decrease was due primarily to reduced operating income as a result of a decrease in gas prices between periods, and an increase in interest expense during the Current Period.

Cash used in investing activities decreased to $77.4 million during the Current Period from $519.0 million in the Prior Period. The Company completed several acquisitions requiring cash in the Prior Period which totaled $345.0 million, compared to $11.1 million in the Current Period. The Company also significantly decreased its drilling activity and leasehold acquisitions in the Current Period compared to the Prior Period. During the Current Period, the Company expended approximately $90.0 million to initiate drilling on 142 gross (83.8 net) wells and invested approximately $16.4 million in leasehold acquisitions. This compares to $129.7 million to initiate drilling on 166 gross (91.5 net) wells and $11.1 million to purchase leasehold in the Prior Period. The Company also completed several divestitures resulting in sales proceeds of $36.4 million and $10.5 million in the Current Period and Prior Period, respectively.

Cash used in financing activities was $24.6 million in the Current Period, compared to cash provided by financing activities of $367.9 million in the Prior Period. During the Current Period, the Company expanded its borrowings under its commercial bank facility by $29 million and subsequently retired all outstanding borrowings under the facility. During the Prior Period, the Company retired $465.0 million in debt consisting of $85.0 million in debt assumed at the completion of the DLB acquisition, $120.0 million in debt assumed at the completion of the Hugoton acquisition, $90.0 million in senior notes, and $170.0 million in borrowings made under its commercial bank credit facilities. Also during the Prior Period, the Company issued $500.0 million in senior notes and $230.0 million in preferred stock.

YEAR 2000

Project. The Company has placed a high priority on proactively resolving computer or embedded chip problems related to the "Year 2000" problem which may have adverse material effects on its continuing operations or cash flow. These problems would be caused by the inability of a component (software, hardware or equipment with embedded microprocessors) to correctly process date data in and between the 20th and 21st centuries and therefore fail to properly perform in its intended functions, and/or to exchange correct date data with other components. This problem would most typically be caused by erroneous date calculations, which results from using two digits to signify a year (century implied), handling leap years incorrectly or the use of "special" values that can be confused with legitimate calendar dates. The scope of the Year 2000 project included conducting an inventory of the Company's software, hardware and "embedded systems" equipment, assessing potential for failure and the associated risk, prioritizing the need for remedial actions, identifying an appropriate action, then implementing and testing. In addition, the Company has taken a similar approach to mitigating risks associated with the Year 2000 readiness of material business partners (vendors, suppliers, customers, etc.). The project is identifying contingency plans to cope with unexpected events resulting from Year 2000 issues.

Beginning in mid-1997, the Company began an assessment of its core financial and operational software systems. Three critical systems were identified with date sensitivities: oil and gas financial accounting, production accounting, and land/lease administration. A Year 2000 compliant release of the oil and gas financial accounting package was implemented at the beginning of September 1999. The Year 2000-ready version of the production accounting system was successfully implemented during June 1999. The timing of remaining upgrades has been scheduled to be concurrent with the respective vendors' support requirements and to take advantage of additional features or performance enhancements. A project has been underway since early 1997 to implement a completely revamped version of the land/lease administration package in use at the Company to provide significantly increased functionality and reliability. All Year 2000-related issues in this application have been satisfactorily resolved and a full roll-out of the software is proceeding.

Other activities, either already underway or scheduled, include assessment of material business partners and assessment of embedded systems in field locations. The following table summarizes the current overall status of the project with anticipated completion dates:

                                                                            PHASE
                                                    --------------------------------------------------------
                                                                         ASSESSMENT/          REMEDIATION/
                 COMPONENT                          INVENTORY          PRIORITIZATION          CONTINGENCY
     --------------------------------------         ---------          --------------         --------------
         Software                                   Completed             Completed             Completed
         Hardware                                   Completed             Completed             Completed
         Business partners                          Completed           November 1999         November 1999
         Embedded systems (non-IT systems)          Completed           November 1999         November 1999

The following schedule changes were made in the Current Quarter:
     - Delays in the embedded systems and business partner schedules result from a later than planned start. To mitigate the effect of the late start, the inventory and assessment/prioritization phases of each were run concurrently.
     - The field inventory has been completed, with approximately half of the unique device types researched. To-date, no required device upgrades have been identified.
     - Information has been gathered from several of the most critical business partners, all of which indicate readiness in areas of concern to on-going Company operations.

Cost. Expenses to date have totaled $140,000, composed of $39,000 for software and $101,000 for consulting. For currently identified software systems requiring a Year 2000 upgrade, the vendor is providing that upgrade under the terms of existing maintenance agreements, and thus no additional license or upgrade fees are required. In all cases these upgrades had been previously scheduled to maintain desired vendor support. No upgrade project schedule has been accelerated to achieve Year 2000 compliance, nor has any project been deferred because of Year 2000 concerns or efforts. An accurate cost cannot be determined prior to conclusion of the Assessment/Prioritization phase, but it is expected total project expenditures, including the use of outside consultants, should not exceed $300,000. This does not include any costs which may be assessed by joint venture partners on properties not operated by the Company.

Risks/Contingency. The failure to remediate critical systems (software, hardware or embedded systems), or the failure of a material business partner to resolve critical Year 2000 issues could have a serious adverse impact on the ability of the Company to continue operations and meet obligations. At the current time, it is believed that the most likely worst case scenario would involve a failure in the infrastructure, specifically, an electrical outage of at most a few days. It is expected that any interruption in operation will be minor and short-lived and will pose no safety or environmental risks. Should the most likely worst case scenario occur, the Company has identified and is currently testing emergency response procedures. In addition, the proper operation of safety equipment is being verified, and various pre-cautionary measures are being implemented.

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

FAS 133 standardizes the accounting for derivative instruments by requiring that all derivatives be recognized as assets and liabilities and measured at fair value. The accounting for changes in the fair value of derivatives (gains and losses) depends on whether the derivative is designated and qualifies as a hedge, and the type of hedging relationship that exists. Changes in the fair value of derivatives that are not designated as hedges or that do not meet the hedge accounting criteria in FAS 133 are required to be reported in earnings. In addition, all hedging relationships must be designated, reassessed and documented pursuant to the provisions of FAS 133. The Company has not yet determined the impact that adoption of FAS 133 will have on the financial statements. However, the Company believes all of its derivative instruments will be designated as hedges in accordance with the relevant accounting criteria, and therefore the impact of the adoption of FAS 133 is not expected to have a material effect on the Company's financial statements.

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

As of November 11, 1999, the Company had closed transactions designed to hedge a portion of the Company's domestic oil and gas production. The net unrecognized losses resulting from these transactions, $5.8 million, will be recognized as price adjustments in the months of related production. These hedging gains and losses are set forth below ($ in thousands):

                                                          HEDGING GAINS (LOSSES)
                                                  --------------------------------------
                                 MONTH                 GAS           OIL          TOTAL
                           ---------------        -----------   -----------    ---------
                           October 1999.......         421           (72)           349
                           November 1999......         102           (69)            33
                           December 1999......          --        (1,066)        (1,066)
                           January 2000.......          --          (995)          (995)
                           February 2000......          --          (931)          (931)
                           March 2000.........          --          (851)          (851)
                           April 2000.........         (25)         (647)          (672)
                           May 2000...........         (26)         (668)          (694)
                           June 2000..........         (25)         (647)          (672)
                           July 2000..........         (26)         (231)          (257)
                           August 2000........         (26)           --            (26)
                           September 2000.....         (25)           --            (25)
                           October 2000.......         (26)           --            (26)
                                                  --------      ---------      ---------
                                                  $    344      $  (6,177)     $  (5,833)
                                                  ========      =========       ========

As of November 11, 1999, the Company had the following crude oil collar transactions related to its domestic oil production which remain open:

                                               VOLUME          NYMEX-DEFINED        NYMEX-DEFINED
               MONTHS                          (BBLS)        HIGH STRIKE PRICE    LOW STRIKE PRICE
          ---------------------------         ---------      -----------------    ----------------
          October 1999...............          310,000            $ 20.255             $ 17.75
          November 1999..............          300,000            $ 20.255             $ 17.75

The Company also entered into an additional transaction designed to hedge the Company's Canadian gas production during October 1999. This transaction was closed in May 1999. The net loss resulting from this transaction of $0.2 million (in US $) will be recognized as a price adjustment in the month of related production.

In addition to commodity hedging transactions related to the Company's oil and gas production, CEMI periodically enters into hedging transactions designed to hedge against physical purchase commitments made by CEMI. Gains or losses on these transactions are recorded as adjustments to oil and gas marketing sales in the consolidated statements of operations and are not considered by management to be material.

INTEREST RATE RISK

The Company also utilizes hedging strategies to manage fixed-interest rate exposure. Through the use of a swap arrangement, the Company believes it can benefit from stable or falling interest rates and reduce its current interest expense. During the Current Quarter, the Company's interest rate swap resulted in a $0.4 million reduction of interest expense.

The table below presents principal cash flows and related weighted average interest rates by expected maturity dates. The fair value of the long-term debt has been estimated based on quoted market prices.

                                                                       SEPTEMBER 30, 1999
                                     ---------------------------------------------------------------------------------------
                                                                        YEAR OF MATURITY
                                     ---------------------------------------------------------------------------------------
                                      1999       2000       2001      2002      2003      THEREAFTER     TOTAL    FAIR.VALUE
                                     --------  --------   --------  --------   -------    ----------    --------  ----------
LIABILITIES:                                                            ($ IN MILLIONS)
  Long-term debt, including current
    portion - fixed rate............ $     --  $     --   $     --  $     --   $    --    $      920    $    920  $      850
    Average interest rate...........       --        --         --        --        --           9.1%         --          --

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is subject to ordinary routine litigation incidental to its business. In addition, the Company and certain of its officers and directors are defendants in pending actions which are described in Item 3 of the Company's annual report on Form 10-K for the year ended December 31, 1998 and its quarterly report on Form 10-Q for the quarter ended June 30, 1999. Subsequent developments are as follows:

Bayard Securities Litigation. A purported class action alleging violations of Sections 11 and 12 of the Securities Act of 1933 and Section 408 of the Oklahoma Securities Act was first filed in February 1998 against the Company and others on behalf of investors who purchased common stock of Bayard Drilling Technologies, Inc. ("Bayard") in, or traceable to, its initial public offering in November 1997. The action, styled Yuan v. Bayard, et al., is pending in the U.S. District Court for the Western District of Oklahoma. Total proceeds of the offering were $254 million, of which the Company received net proceeds of $90 million as a selling shareholder. Plaintiffs allege that the Company, a major customer of Bayard's drilling services and the owner of 30.1% of Bayard's common stock outstanding prior to the offering, was a controlling person of Bayard. Alleged defective disclosures are claimed to have resulted in a decline in Bayard's share price following the public offering. Plaintiffs seek a determination that the suit is a proper class action and damages in an unspecified amount or rescission, together with interest and costs of litigation, including attorneys' fees.

On August 24, 1999, the District Court entered an order granting in part and denying in part defendants' motion to dismiss the action. The court dismissed plaintiffs' claims against the Company under Section 15 of the Securities Act of 1933 alleging that Chesapeake was a "controlling person" of Bayard. The Court denied that portion of defendants' motion seeking dismissal of plaintiffs' claims under Sections 11 and 12(a)(2) of the Securities Act of 1933 and Section 408 of the Oklahoma Securities Act. Of these, only the Section 11 claim and the
Section 408 claim are asserted against the Company. The court has also entered an order setting September 15, 2000 as the cutoff for merits discovery, November 1, 2000 for the filing of any dispositive motions and February 1, 2001 as the trial date. The Company believes that it has meritorious defenses to these claims and intends to defend this action vigorously. No estimate of loss or range of estimate of loss, if any, can be made at this time. Bayard, which was acquired by Nabors Industries, Inc. in April 1999, has been reimbursing the Company for its costs of defense as incurred.

Patent Litigation. In Union Pacific Resources Company v. Chesapeake, et al., the U.S. District Court for the Northern District of Texas, Fort Worth Division, issued its ruling on September 21, 1999 that the patent claimed by UPRC covering a "geosteering" method utilized in drilling horizontal wells was invalid. The ruling was entered following a trial to the court in June 1999. Filed in October 1996, the lawsuit asserted that the Company had infringed UPRC's patent. Because the patent was declared invalid, the court held that the Company could not have infringed the patent, dismissed all of UPRC's claims with prejudice and assessed court costs against UPRC. The court concluded that the UPRC patent was invalid for failure to definitively describe the patented method in the patent claims and for failure to provide sufficient disclosure in the patent to enable one of ordinary skill in the art to practice the patented method. The Company has filed a motion to amend final judgment to make additional findings and has also applied for attorneys' fees which total approximately $5 million.

West Panhandle Field Cessation Cases. A subsidiary of the Company, Chesapeake Panhandle Limited Partnership ("CP") (f/k/a MC Panhandle, Inc.), and two subsidiaries of Kinder Morgan, Inc., are defendants in 13 lawsuits filed in 1997 and 1998 by royalty owners seeking the cancellation of oil and gas leases in the West Panhandle Field in Texas. The Company acquired MC Panhandle, Inc. effective on April 28, 1998; MC Panhandle, Inc. has owned the leases since January 1, 1997. Plaintiffs claim the leases terminated upon the cessation of production for various periods between 1926 and 1997 and/or for failure to produce in paying quantities. In addition, plaintiffs seek to recover conversion damages or, in the alternative, damages for the breach of implied covenants of the leases, i.e., for failure to protect against drainage, to maximize production, and to reasonably develop and market. Plaintiffs also seek exemplary damages, attorneys' fees and interest. Defendants assert that any cessation of production was excused by their timely commencement of operations to restore production and assert affirmative defenses of limitations, waiver, estoppel, laches and title by adverse possession.

The 13 pending cases were described in the Company's June 30, 1999 Form 10-Q. There have been additional developments in the following three cases in the District Court of Moore County, Texas, 69th Judicial District:

     o A.C. Smith, et al. v. NGPL, et al., No. 98-47, first filed January 26, 1998 and refiled May 29, 1998. On June 18, 1999, the court granted plaintiffs' motion for summary judgment in part, finding that the lease had terminated due to the cessation of production, subject to the defendants' affirmative defenses.

     o Joseph H. Pool, et al. v. NGPL, et al., No. 98-30, first filed December 17, 1997 and refiled May 11, 1998, jury trial in June 1999, verdict for defendants. On September 28, 1999, the court granted plaintiffs' motion for judgment notwithstanding verdict and entered judgment in favor of plaintiffs. In addition to quieting title to the lease (including existing gas wells and all attached equipment) in plaintiffs, the court awarded actual damages as of June 28, 1999 of $545,000 from CP and $235,000 jointly and severally from the other two defendants. The court further awarded, jointly and severally from all defendants, $77,500 of attorneys' fees in the event of an appeal, $1,900 of sanctions, interest and court costs. CP and the other defendants have each filed a notice of appeal and will post a supersedeas bond.

     o Joseph H. Pool, et al. v. NGPL, et al., No. 98-36, first filed February 2, 1998 and refiled May 20, 1998, jury trial in July 1999, verdict for plaintiffs. On September 28, 1999, the court entered final judgment for plaintiffs terminating the lease, quieting title to the lease (including existing gas wells and all attached equipment) in plaintiffs as of June 1, 1999 and awarding actual damages of $1.5 million, attorneys' fees of $97,500 in the event of an appeal, interest and court costs (CP's liability is joint and several with the other two defendants). The court also awarded exemplary damages of $1.2 million against each of CP and the other two defendants. The three defendants have each filed a notice of appeal and will post a supersedeas bond.

The Company has previously established an accrued liability that management believes will be sufficient to cover the estimated costs of litigation for each of these cases. Because of the inconsistent verdicts reached by the juries in the four cases tried to date and because the amount of damages sought is not specified in all of the other cases, the outcome of the remaining trials and the amount of damages that might ultimately be awarded could differ from management's estimates. Management believes, however, that the leases are valid, there is no basis for exemplary damages and that any findings of fraud or bad faith will be overturned on appeal. CP and the other defendants intend to vigorously defend against the plaintiffs' claims.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

- Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

- Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

- Not applicable

ITEM 5. OTHER INFORMATION

- Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

                The following exhibits are filed as a part of this report:

         Exhibit No.

            12         Computation of Ratios

            27         Financial Data Schedule

(b)      Reports on Form 8-K

         During the quarter ended September 30, 1999, the Company filed the following current reports on Form 8-K:

         On July 29, 1999, the Company filed a current report on Form 8-K reporting under Item 5 that the Company issued a press release announcing the second quarter and first half 1999 results.

         On August 17, 1999, the Company filed a current report on Form 8-K reporting under Item 5 that the Company issued a press release announcing the hiring of Douglas J. Jacobson as Senior Vice President - Acquisitions and Divestitures.

         On August 19, 1999, the Company filed a current report on Form 8-K reporting under Item 5 that the Company issued a press release announcing it had fully exercised a common stock purchase warrant issued to it from Gothic Energy Corporation.

         On September 17, 1999, the Company filed a current report on Form 8-K reporting under Item 5 that the Company issued a press release announcing the planned sale of Gothic Energy Corporation common stock.

         On September 27, 1999, the Company filed a current report on Form 8-K reporting under Item 5 that the Company issued a press release announcing a significant legal victory in a patent infringement lawsuit filed by Union Pacific Resources.

         On September 28, 1999, the Company filed a current report on Form 8-K reporting under Item 5 that the Company issued a press release to provide the third quarter 1999 outlook.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         CHESAPEAKE ENERGY CORPORATION
                                         --------------------------------------
                                            (Registrant)



      November 12, 1999                  /s/ Aubrey K. McClendon
------------------------------           --------------------------------------
           Date                          Aubrey K. McClendon
                                         Chairman and
                                         Chief Executive Officer





     November 12, 1999                   /s/ Marcus C. Rowland
------------------------------           --------------------------------------
            Date                         Marcus C. Rowland
                                         Executive Vice President and
                                         Chief Financial Officer

                                Index to Exhibits


Exhibit No.             Description                               Page
-----------             -----------                               ----

   12                   Computation of Ratios

   27                   Financial Data Schedule