Form 10-K
period 1999-12-31
CHESAPEAKE ENERGY CORP
filed 2000-03-30
CIK 895126

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

     [X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 1999

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

           Securities registered pursuant to Section 12(b) of the Act:

                                                                       NAME OF EACH EXCHANGE
              TITLE OF EACH CLASS                                       ON WHICH REGISTERED
         ----------------------------                                 -----------------------
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

                                      NONE

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of Common Stock held by non-affiliates on March 22, 2000 was $214,958,367. At such date, there were 103,955,497 shares of Common Stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

  PORTIONS OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR THE 2000 ANNUAL
       MEETING OF SHAREHOLDERS ARE INCORPORATED BY REFERENCE IN PART III

--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

GENERAL

    Chesapeake Energy Corporation ("Chesapeake" or the "Company") is an independent oil and gas company engaged in the development, exploration, acquisition and production of onshore natural gas and oil reserves in the United States and Canada. Chesapeake began operations in 1989 and completed its initial public offering in 1993. Its common stock trades on the New York Stock Exchange under the symbol CHK. The Company's principal offices are located at 6100 North Western Avenue, Oklahoma City, Oklahoma 73118 (telephone 405/848-8000 and website address of chkenergy.com).

    Chesapeake owns interests in approximately 4,700 producing oil and gas wells concentrated in three primary operating areas: the Mid-Continent region of Oklahoma, western Arkansas, southwestern Kansas and the Texas Panhandle; the Gulf Coast region consisting primarily of the Austin Chalk Trend in Texas and Louisiana and the Tuscaloosa Trend in Louisiana; and the Helmet area of northeastern British Columbia. During 1999, the Company produced 133.5 Bcfe, making Chesapeake one of the 15 largest public independent oil and gas producers in the United States.

    Business Strategy. From inception as a start-up in 1989 through today, Chesapeake's business strategy has been to aggressively build and develop one of the largest onshore natural gas resource bases in the U.S. The Company has executed its strategy through a combination of active drilling and acquisition programs during the past 10 years. Based on its view that natural gas will become the fuel of choice in the 21st century to meet growing power demand and increasing environmental concerns, Chesapeake believes its strategy will deliver attractive returns and substantial growth opportunities in the years ahead.

    1999 Highlights. In the challenging oil and gas environment of 1999, the Company focused its efforts on drilling lower risk developmental wells, acquiring reserves at the lowest possible cost, divesting of higher cost and non-strategic properties and maintaining a capital expenditure budget closely tied to operating cash flow and proceeds from asset sales. Despite experiencing 20-year lows in oil and gas pricing during the first half of 1999, Chesapeake achieved considerable operating and financial progress during the year. Listed below are a few of Chesapeake's accomplishments in 1999 compared to 1998's results:

    -   net income of $33 million, compared to a net loss of $934 million

    - cash flow from operations (before changes in working capital) of $139 million, an increase of 18%

    -   proved oil and gas reserves of 1,206 Bcfe, an increase of 11%

    -   oil and natural gas production of 133.5 Bcfe, an increase of 3%

    -   reserve replacement of 186% at a cost of $0.65 per Mcfe

    In addition, Chesapeake's operating cost structure remained among the lowest of all publicly traded independent energy producers during 1999. The Company's per unit operating costs (consisting of general and administrative expenses, production expenses, production taxes, and depreciation, depletion and amortization of oil and gas properties) were $1.26 per Mcfe of production, resulting in an operating margin of $0.84 per Mcfe. The Company's low costs are attributable to its focus on developing highly productive natural gas properties, its efficient and motivated employees, and the successful integration of advanced drilling and completion expertise with its large inventory of undeveloped leasehold.

    During 1999 and early 2000, Chesapeake was successful in defeating two material pieces of litigation against the Company. First, in the 1996 Union Pacific Resources Corporation patent infringement litigation involving horizontal drilling, the U.S. District Court in Ft. Worth dismissed the lawsuit, ruling in September 1999 that a patent previously granted to UPRC was invalid and therefore Chesapeake could not have infringed upon it. Second, in March 2000, the U.S. District Court in Oklahoma City dismissed a class action securities suit which had been pending against the Company since 1997.

    2000 Outlook. Chesapeake's strategy remains unchanged for 2000: maintain a superior operating cost structure, fund a capital expenditure budget in balance with operating cash flow, and deliver attractive financial returns from its assets during a time of strengthening natural gas fundamentals.

DRILLING ACTIVITY

    The following table sets forth the wells drilled by the Company during the periods indicated. In the table, "gross" refers to the total wells in which the Company has a working interest and "net" refers to gross wells multiplied by the Company's working interest therein.

                                                                  SIX MONTHS
                                        YEARS ENDED                  ENDED          YEAR ENDED
                                        DECEMBER 31,              DECEMBER 31,       JUNE 30,
                               ------------------------------
                                   1999             1998              1997             1997
                               -------------    -------------     -------------    -------------
                               GROSS     NET    GROSS     NET     GROSS     NET    GROSS     NET
                               -----     ---    -----     ---     -----     ---    -----     ---
United States
   Development:
    Productive...........       167      93.3    158     93.9       55     24.4      90     55.0
    Non-productive.......        17      10.6      9      4.7        1      0.3       2      0.2
                                ---     -----   ----     ----     ----     ----    ----     ----
    Total................       184     103.9    167     98.6       56     24.7      92     55.2
                                ===     =====   ====     ====     ====     ====    ====     ====
   Exploratory:
    Productive...........         9       3.7     46     23.4       28     15.5      71     46.1
    Non-productive.......         6       4.6      9      6.8        2      0.9       8      5.7
                                ---     -----   ----     ----     ----     ----    ----     ----
    Total................        15       8.3     55     30.2       30     16.4      79     51.8
                                ===     =====   ====     ====     ====     ====    ====     ====

Canada
   Development:
    Productive...........        11       7.3     11      3.6
    Non-productive.......         1       0.2      1      0.4
                                ---     -----   ----     ----
    Total................        12       7.5     12      4.0
                                ===     =====   ====     ====
   Exploratory:
    Productive...........        --        --      1      0.3
    Non-productive.......        --        --      7      2.1
                                ---     -----   ----     ----
    Total................        --        --      8      2.4
                                ===     =====   ====     ====

WELL DATA

    At December 31, 1999, the Company had interests in 4,719 (2,235.1 net) producing wells, of which 238 (104.6 net) were classified as primarily oil producing wells and 4,481 (2,130.5 net) were classified as primarily gas producing wells.

VOLUMES, REVENUE, PRICES AND PRODUCTION COSTS

    The following table sets forth certain information regarding the production volumes, revenue, average prices received and average production costs associated with the Company's sale of oil and gas for the periods indicated:

                                                             YEARS ENDED        SIX MONTHS ENDED   YEAR ENDED
                                                             DECEMBER 31,          DECEMBER 31,     JUNE 30,
                                                     ---------------------------
                                                         1999           1998           1997           1997
                                                     ------------   ------------   ------------   ------------
NET PRODUCTION:
  Oil (MBbl) .....................................          4,147          5,976          1,857          2,770
  Gas (MMcf) .....................................        108,610         94,421         27,326         62,005
  Gas equivalent (MMcfe) .........................        133,492        130,277         38,468         78,625
OIL AND GAS SALES ($ IN 000'S):
  Oil ............................................   $     66,413   $     75,877   $     34,523   $     57,974
  Gas ............................................        214,032        181,010         61,134        134,946
                                                     ------------   ------------   ------------   ------------
          Total oil and gas sales ................   $    280,445   $    256,887   $     95,657   $    192,920
                                                     ============   ============   ============   ============
AVERAGE SALES PRICE:
  Oil ($ per Bbl) ................................   $      16.01   $      12.70   $      18.59   $      20.93
  Gas ($ per Mcf) ................................   $       1.97   $       1.92   $       2.24   $       2.18
  Gas equivalent ($ per Mcfe) ....................   $       2.10   $       1.97   $       2.49   $       2.45
OIL AND GAS COSTS ($ PER MCFE):
  Production expenses ............................   $        .35   $        .39   $        .20   $        .14
  Production taxes ...............................   $        .10   $        .06   $        .07   $        .05
  General and administrative .....................   $        .10   $        .15   $        .15   $        .11
  Depreciation, depletion and amortization .......   $        .71   $       1.13   $       1.57   $       1.31

    Included in the above table are the results of Canadian operations during 1999 and 1998. The average sales price for the Company's Canadian gas production was $1.19 and $1.03 during 1999 and 1998, respectively, and the Canadian production expenses were $0.18 and $0.24 per Mcfe, respectively.

PROVED RESERVES

    The following table sets forth the Company's estimated proved reserves and the present value (discounted at 10%) of the proved reserves (based on weighted average prices at December 31, 1999 of $24.72 per barrel of oil and $2.25 per Mcf of gas):

                                                                                    PERCENT     PRESENT
                                                                           GAS         OF        VALUE
                                                  OIL         GAS       EQUIVALENT   PROVED   (DISC. @ 10%)
                                                 (MBBL)      (MMCF)      (MMCFE)    RESERVES  ($ IN 000'S)
                                                 ------    ----------   ---------   --------  ------------
            Mid-Continent...............         12,230       684,178     757,559       63%    $  663,993
            Gulf Coast..................          4,169       164,693     189,708       15        211,348
            Canada......................             --       178,242     178,242       15         97,749
            Other areas.................          8,396        29,713      80,086        7        116,406
                                                 ------    ----------   ---------     ----     ----------
                Total...................         24,795     1,056,826   1,205,595      100%    $1,089,496
                                                 ======    ==========   =========     ====     ==========

    During 1999, Chesapeake increased its proved developed reserve percentage to 80% by present value and 72% by volume, and natural gas reserves accounted for 88% of proved reserves at December 31, 1999.

DEVELOPMENT, EXPLORATION AND ACQUISITION EXPENDITURES

    The following table sets forth certain information regarding the costs incurred by the Company in its development, exploration and acquisition activities during the periods indicated:

                                                        YEARS ENDED              SIX MONTHS
                                                        DECEMBER 31,                ENDED       YEAR ENDED
                                                 -------------------------       DECEMBER 31,     JUNE 30,
                                                   1999             1998             1997          1997
                                                 ---------       ---------        ---------     ----------
                                                                     ($ IN THOUSANDS)
Development and leasehold costs...........       $ 126,865       $ 176,610        $ 144,283      $ 324,989
Exploration costs.........................          23,693          68,672           40,534        136,473
Acquisition costs.........................          52,093         740,280           39,245             --
Sales of oil and gas properties...........         (45,635)        (15,712)              --             --
Capitalized internal costs................           2,710           5,262            2,435          3,905
                                                 ---------       ---------        ---------      ---------
          Total...........................       $ 159,726       $ 975,112        $ 226,497      $ 465,367
                                                 =========       =========        =========      =========

ACREAGE

    The following table sets forth as of December 31, 1999 the gross and net acres of both developed and undeveloped oil and gas leases which the Company holds. "Gross" acres are the total number of acres in which the Company owns a working interest. "Net" acres refer to gross acres multiplied by the Company's fractional working interest. Acreage numbers are stated in thousands and do not include options for additional leasehold held by the Company, but not yet exercised.

                                                                                TOTAL DEVELOPED
                                           DEVELOPED          UNDEVELOPED       AND UNDEVELOPED
                                        ---------------     ---------------     ---------------
                                        GROSS      NET      GROSS      NET      GROSS      NET
                                        -----     -----     -----     -----     -----     -----
Mid-Continent .....................     1,439       563       848       306     2,287       869
Gulf Coast ........................       230       156       766       666       996       822
Canada ............................       100        50       641       305       741       355
Other areas .......................        40        21       639       421       679       442
                                        -----     -----     -----     -----     -----     -----
          Total ...................     1,809       790     2,894     1,698     4,703     2,488
                                        =====     =====     =====     =====     =====     =====


MARKETING

    The Company's oil production is sold under market sensitive or spot price contracts. The Company's natural gas production is sold to purchasers under varying percentage-of-proceeds and percentage-of-index contracts or by direct marketing to end users or aggregators. By the terms of the percentage-of-proceeds contracts, the Company receives a percentage of the resale price received by the purchaser for sales of residue gas and natural gas liquids recovered after gathering and processing the Company's gas. The residue gas and natural gas liquids sold by these purchasers are sold primarily based on spot market prices. The revenue received by the Company from the sale of natural gas liquids is included in natural gas sales. During 1999, only sales to Aquila Southwest Pipeline Corporation of $31.5 million accounted for more than 10% of the Company's total oil and gas sales. Management believes that the loss of this customer would not have a material adverse effect on the Company's results of operations or its financial position.

    Chesapeake Energy Marketing, Inc. ("CEMI"), a wholly-owned subsidiary, provides oil and natural gas marketing services, including commodity price structuring, contract administration and nomination services for the Company, its partners and other oil and natural gas producers in certain geographical areas in which the Company is active.

HEDGING ACTIVITIES

    Periodically the Company utilizes hedging strategies to hedge the price of a portion of its future oil and gas production and to manage fixed interest rate exposure. See Item 7A - Quantitative and Qualitative Disclosures About Market Risk.

RISK FACTORS

Substantial Debt Levels Could Affect Operations.

    As of December 31, 1999, we had long-term indebtedness of $964.1 million (which included bank indebtedness of $43.5 million) and stockholders' equity was a deficit of $217.5 million. Our ability to meet our debt service requirements throughout the life of the senior notes and our ability to meet our preferred stock obligations will depend on our future performance, which will be subject to oil and gas prices, our production levels of oil and gas, general economic conditions, and various financial, business and other factors affecting our operations. Our level of indebtedness may have the following effects on future operations:

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

As a result of our high level of indebtedness and poor conditions in the energy industry, Standard & Poor's Corporation and Moody's Investors Service reduced the credit ratings on our senior notes to "B" and "B3", respectively, in late 1998. These ratings were removed from credit review in 1999. Our credit ratings could negatively impact our ability to access capital markets.

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

        o   weather conditions,

        o the ability of the members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls,

        o   political instability or armed conflict in oil-producing regions,

        o   the price and level of foreign imports,

        o   the level of consumer demand,

        o   the price and availability of alternative fuels,

        o   the availability of pipeline capacity, and

        o   domestic and foreign governmental regulations and taxes.

We are unable to predict the long-term effects of these and other conditions on the prices of oil and gas. Lower oil and gas prices may reduce the amount of oil and gas we produce, which may adversely affect our revenues and operating income. Because in 2000 we plan to match as nearly as possible our capital expenditures for drilling and acquisition activities to cash flow from operations, significant reductions in oil and gas prices may require us to reduce our capital expenditures. Reducing drilling will make it more difficult for us to replace the reserves we produce.

We Must Replace Reserves to Sustain Production.

    As is customary in the oil and gas exploration and production industry, our future success depends largely upon our ability to find, develop or acquire additional oil and gas reserves that are economically recoverable. Unless we replace the reserves we produce through successful development, exploration or acquisition, our proved reserves will decline over time. In addition, approximately 28% by volume, or 20% by value, of our total estimated proved reserves at December 31, 1999 were undeveloped. By their nature, undeveloped reserves are less certain. Recovery of such reserves will require significant capital expenditures and successful drilling operations. We cannot assure you that we can successfully find and produce reserves economically in the future.

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

We May Have Full-Cost Ceiling Writedowns if Oil and Gas Prices Decline or if Drilling Results are Unfavorable.

    We reported full-cost ceiling writedowns of $826 million, $110 million, and $236 million during the year ended December 31, 1998, the six-month transition period ended December 31, 1997 (the "Transition Period"), and the year ended June 30, 1997 ("fiscal 1997"), respectively. These writedowns were caused by significant declines in oil and gas prices during all three periods and by poor drilling results in fiscal 1997 and during the Transition Period. Additionally, significant declines in prices can cause proved undeveloped reserves to become uneconomic, and long-lived production to become "economically truncated", further reducing proved reserves and increasing any writedown. Our reserve values were calculated using weighted average prices at December 31, 1999 of $24.72 per barrel of oil and $2.25 per Mcf of natural gas. If prices in future periods are below the prices of $10.48 per barrel of oil and $1.68 per mcf of natural gas used at December 31, 1998, the last period during which Chesapeake recorded an impairment to its oil and gas properties, future impairment charges could be incurred. Although we have taken steps to reduce drilling risk, reduce operating costs, and reduce investment in unproved leasehold, these steps may not be sufficient to enhance future economic results or prevent additional leasehold impairment and full-cost ceiling writedowns, which are highly dependent on future oil and gas prices.

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

Existing Debt Covenants Restrict Our Operations.

    The indentures which govern our senior notes contain covenants which restrict our ability, and the ability of our subsidiaries other than CEMI, to engage in the following activities:

        o   incurring additional debt,

        o   creating liens,

        o   paying dividends and making other restricted payments,

        o   merging or consolidating with any other entity,

        o selling, assigning, transferring, leasing or otherwise disposing of all or substantially all of our assets, and

        o   guaranteeing indebtedness.

    At December 31, 1999, we did not meet a debt incurrence test contained in two of the senior note indentures. Thus, we will be unable to incur unsecured non-bank debt or resume the payment of dividends on our preferred stock until we meet the debt incurrence test.

Canadian Operations Present the Risks Associated with Conducting Business Outside the U.S.

    A portion of our business is conducted in Canada. You may review the amounts of revenue, operating income (loss) and identifiable assets attributable to our Canadian operations in Note 8 of the Notes to Consolidated Financial Statements in Item 8. Also, Note 11 of the Consolidated Financial Statements provides disclosures about our Canadian oil and gas producing activities. Our operations in Canada are subject to the risks associated with operating outside of the United States. These risks include the following:

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

The Loss of Either the CEO or the COO Could Adversely Affect Operations.

    Our operations are dependent upon our Chief Executive Officer, Aubrey K. McClendon, and our Chief Operating Officer, Tom L. Ward. The unexpected loss of the services of either of these executive officers could have a detrimental effect on our operations. We maintain $20 million key man life insurance policies on the life of each of Messrs. McClendon and Ward.

Transactions with Executive Officers May Create Conflicts of Interest.

    Messrs. McClendon and Ward have the right to participate in certain wells we drill, subject to certain limitations outlined in their employment contracts. As a result of their participation, they routinely have significant accounts payable to Chesapeake for joint interest billings and other related advances. As of December 31, 1999, Messrs. McClendon and Ward had payables to Chesapeake of $2.5 million and $1.8 million, respectively, in connection with such participation. These amounts were reduced to $2.2 million and $1.2 million, respectively, as of March 22, 2000. The rights to participate in wells we drill could present a conflict of interest with respect to Messrs. McClendon and Ward.

The Ownership of a Significant Percentage of Stock by Insiders Could Influence the Outcome of Shareholder Votes.

    At March 22, 2000, our Board of Directors and senior management beneficially owned an aggregate of 25,788,818 shares of common stock (including outstanding vested options), which represented approximately 24% of our outstanding shares. The beneficial ownership of Messrs. McClendon and Ward accounted for 21% of the outstanding common stock. As a result, Messrs. McClendon and Ward, together with other officers and directors of Chesapeake, are in a position to significantly influence matters requiring the vote or consent of our shareholders.

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

TITLE TO PROPERTIES

    Title to properties is subject to royalty, overriding royalty, carried, net profits, working and other similar interests and contractual arrangements customary in the oil and gas industry, to liens for current taxes not yet due and to other encumbrances. As is customary in the industry in the case of undeveloped properties, only cursory investigation of record title is made at the time of acquisition. Drilling title opinions are usually prepared before commencement of drilling operations. From time to time, the Company's title to oil and gas properties is challenged through legal proceedings. The Company is routinely involved in litigation involving title to certain of its oil and gas properties, some of which management believes could be adverse to the Company, individually or in the aggregate. See Item 3 - Legal Proceedings.

OPERATING HAZARDS AND INSURANCE

    The oil and gas business involves a variety of operating risks, including the risk of fire, explosions, blow-outs, pipe failure, abnormally pressured formations and environmental hazards such as oil spills, gas leaks, ruptures or discharges of toxic gases, the occurrence of any of which could result in substantial losses to the Company due to injury or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, clean-up responsibilities, regulatory investigation and penalties and suspension of operations. The Company's horizontal and deep drilling activities involve greater risk of mechanical problems than vertical and shallow drilling operations.

    The Company maintains a $50 million oil and gas lease operator policy that insures the Company against certain sudden and accidental risks associated with drilling, completing and operating its wells. There can be no assurance that this insurance will be adequate to cover any losses or exposure to liability. The Company also carries comprehensive general liability policies and a $75 million umbrella policy. The Company and its subsidiaries carry workers' compensation insurance in all states in which they operate and a $75 million employment practice liability policy. While the Company believes these policies are customary in the industry, they do not provide complete coverage against all operating risks.

EMPLOYEES

    The Company had 424 full-time employees as of December 31, 1999. No employees are represented by organized labor unions. The Company considers its employee relations to be good.

FACILITIES

    The Company owns an office building complex in Oklahoma City totaling approximately 86,500 square feet and nine acres of land that comprise its headquarters' offices. The Company also owns field offices in Lindsay and Waynoka, Oklahoma and Garden City, Kansas. The Company leases office space in Oklahoma City and Weatherford, Oklahoma; Fritch and Navasota, Texas; and in Dickinson, North Dakota. The Company also has leased office space in College Station, Texas; Wichita, Kansas; and Calgary, Alberta, Canada, which have been sub-leased.

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

ITEM 2. PROPERTIES

    The Company focuses its natural gas exploration, development and acquisition efforts in three areas: (i) the Mid-Continent (consisting of Oklahoma, western Arkansas, southwestern Kansas and the Texas Panhandle), (ii) the onshore Gulf Coast in Texas and Louisiana, and (iii) the Helmet area in northeastern British Columbia. In addition, Chesapeake has active oil exploration and development programs in southeast New Mexico; and in portions of North Dakota; Montana; and Saskatchewan, Canada which comprise the Williston Basin.

    During the year ended December 31, 1999 ("1999"), the Company participated in 211 gross (119.7 net) wells, 135 of which were Company operated. A summary of the Company's drilling activities, capital expenditures and property sales by primary operating area is as follows ($ in thousands):

                                                               CAPITAL EXPENDITURES - OIL AND GAS PROPERTIES
                           GROSS      NET      ------------------------------------------------------------------------
                           WELLS     WELLS                                                        SALE OF
                          DRILLED   DRILLED    DRILLING   LEASEHOLD   SUB-TOTAL   ACQUISITIONS   PROPERTIES     TOTAL
                          -------   --------   --------   ---------   ---------   ------------   ----------    --------
Mid-Continent .........       169       95.3   $ 55,670   $  12,478   $  68,148   $     47,364   $  (36,702)   $ 78,810
Gulf Coast ............        10        3.7     22,049       8,288      30,337            629       (2,628)     28,338
Canada ................        12        7.5     27,380       1,982      29,362          4,100         (813)     32,649
All other areas........        20       13.2     24,106       1,315      25,421             --       (5,492)     19,929
                          -------   --------   --------   ---------   ---------   ------------   ----------    --------
    Total .............       211      119.7   $129,205   $  24,063   $ 153,268   $     52,093   $  (45,635)   $159,726
                          =======   ========   ========   =========   =========   ============   ==========    ========

    The Company's proved reserves increased 11% to an estimated 1,206 Bcfe at December 31, 1999, compared to 1,091 Bcfe of estimated proved reserves at December 31, 1998 (see Note 11 of Notes to Consolidated Financial Statements in
Item 8).

    The Company's strategy for 2000 is to continue developing its natural gas assets by drilling, selective acquisitions and miscellaneous property divestitures. Accordingly, the Company has established a capital expenditure budget of $170-$190 million, including approximately $130-$140 million allocated to drilling, acreage acquisition, seismic and related capitalized internal costs, and $40-$50 million for acquisitions, debt repayment and general corporate purposes. This budget is subject to adjustment based on drilling results, oil and gas prices, and other factors.

PRIMARY OPERATING AREAS

    Mid-Continent Region. The Company's Mid-Continent proved reserves of 758 Bcfe represented 63% of the Company's total proved reserves as of December 31, 1999 and this area produced 70 Bcfe, or 52% of the Company's 1999 production.

    During 1999, the Company invested approximately $56 million to drill 169 gross (95.3 net) wells in the Mid-Continent. The Company anticipates spending approximately 55%-60% of its total budget for exploration and development activities in the Mid-Continent region during 2000. The Company anticipates the Mid-Continent will contribute approximately 79 Bcfe of production during 2000, or 56% of expected total production.

    Gulf Coast. The Company's Gulf Coast proved reserves, consisting of the Austin Chalk Trend in Texas and Louisiana, the Wharton County area in Texas, and the Tuscaloosa Trend in Louisiana, represented 190 Bcfe, or 15% of the Company's total proved reserves as of December 31, 1999. During 1999, the Gulf Coast assets produced 45 Bcfe, or 34% of the Company's total production. The Company anticipates the Gulf Coast will contribute approximately 39 Bcfe of production during 2000, or 28% of expected total production.

    During 1999, the Company invested approximately $22 million to drill 10 gross (3.7 net) wells in the Gulf Coast. For 2000, the Company anticipates spending approximately 15%-20% of its total budget for exploration and development activities in the Gulf Coast region.

    Helmet Area. The Company's Canadian proved reserves of 178 Bcfe represented 15% of the Company's total proved reserves at December 31, 1999. During 1999, production from Canada was 12 Bcfe, or 9% of the

Company's total production. During 1999, the Company invested approximately $27 million to drill 12 gross (7.5 net) wells, install various pipelines and compressors, and to perform capital workovers in Canada. The Company anticipates spending approximately 10% of its total budget for exploration and development activities in Canada during 2000, and expects production of 12 Bcfe in Canada, or 9% of the Company's estimated total production for 2000.

OTHER OPERATING AREAS

    In addition to the primary operating areas described above which are focused on natural gas properties, the Company maintains operations in the Permian Basin in New Mexico, and the Williston Basin in North Dakota; Montana; and Saskatchewan, Canada which are focused on developing oil properties. In 1999, these areas contributed 7 Bcfe, or 5% of the Company's total production. In 2000, production levels should increase to approximately 11 Bcfe as a result of the Company allocating approximately 10% of its total budget for exploration and development activities in these areas.

OIL AND GAS RESERVES

    The tables below set forth information as of December 31, 1999 with respect to the Company's estimated proved reserves, the estimated future net revenue therefrom and the present value thereof at such date. Williamson Petroleum Consultants, Inc. evaluated 50% and Ryder Scott Company evaluated 16% of the Company's combined discounted future net revenues from the Company's estimated proved reserves at December 31, 1999. The remaining properties were evaluated internally by the Company's engineers. All estimates were prepared based upon a review of production histories and other geologic, economic, ownership and engineering data developed by the Company. The present value of estimated future net revenue shown is not intended to represent the current market value of the estimated oil and gas reserves owned by the Company.

                          ESTIMATED PROVED RESERVES                                OIL         GAS         TOTAL
                           AS OF DECEMBER 31, 1999                                (MBBL)      (MMCF)      (MMCFE)
                           -----------------------                                -------    ---------   ---------
Proved developed...........................................................        17,750      763,323     869,823
Proved undeveloped.........................................................         7,045      293,503     335,772
                                                                                  -------    ---------   ---------
Total proved...............................................................        24,795    1,056,826   1,205,595
                                                                                  =======    =========   =========

                               ESTIMATED FUTURE
                                 NET REVENUE                                      PROVED       PROVED       TOTAL
                          AS OF DECEMBER 31, 1999(a)                             DEVELOPED   UNDEVELOPED    PROVED
                          --------------------------                             ---------   -----------  ----------
                                                                                         ($ IN THOUSANDS)
Estimated future net revenue...............................................      $1,470,297   $ 420,878   $1,891,175
Present value of future net revenue........................................      $  867,985   $ 221,511   $1,089,496


----------

(a) Estimated future net revenue represents estimated future gross revenue to be generated from the production of proved reserves, net of estimated production and future development costs, using prices and costs in effect at December 31, 1999. The amounts shown do not give effect to non-property related expenses, such as general and administrative expenses, debt service and future income tax expense or to depreciation, depletion and amortization. The prices used in the external and internal reports yield weighted average prices of $24.72 per barrel of oil and $2.25 per Mcf of gas.


    The future net revenue attributable to the Company's estimated proved undeveloped reserves of $420.9 million at December 31, 1999, and the $221.5 million present value thereof, have been calculated assuming that the Company will expend approximately $212.5 million to develop these reserves. The amount and timing of these expenditures will depend on a number of factors, including actual drilling results, product prices and the availability of capital.

    No estimates of proved reserves comparable to those included herein have been included in reports to any federal agency other than the Securities and Exchange Commission.

    The Company's ownership interest used in calculating proved reserves and the estimated future net revenue therefrom was determined after giving effect to the assumed maximum participation by other parties to the Company's farmout and participation agreements. The prices used in calculating the estimated future net revenue attributable to proved reserves do not reflect market prices for oil and gas production sold subsequent to December 31, 1999. There can be no assurance that all of the estimated proved reserves will be produced and sold at the assumed prices or that existing contracts will be honored or judicially enforced.

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

ITEM 3. LEGAL PROCEEDINGS

         The Company is subject to ordinary routine litigation incidental to its business. In addition, the following matters are pending or were recently terminated:

         Securities Litigation. On March 3, 2000, the U.S. District Court for the Western District of Oklahoma dismissed a consolidated class action complaint styled In re Chesapeake Energy Corporation Securities Litigation. The complaint, which consolidated twelve purported class action suits filed in August and September 1997, alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by the Company and certain of its officers and directors. The action was brought on behalf of purchasers of the Company's common stock and common stock options between January 25, 1996 and June 27, 1997. The complaint alleged that the defendants made material misrepresentations and failed to disclose material facts about the Company's exploration and drilling activities in the Louisiana Trend. The Court ruled that Chesapeake had disclosed the precise risks of its Louisiana Trend activities.

         Bayard Drilling Technologies, Inc. On July 30, 1998, the plaintiffs in Yuan, et al. v. Bayard, et al. filed an amended class action complaint in the U.S. District Court for the Western District of Oklahoma alleging violations of Sections 11 and 12 of the Securities Act of 1933 and Section 408 of the Oklahoma Securities Act by the Company and others. The action, originally filed in February 1998, was brought purportedly on behalf of investors who purchased Bayard common stock in, or traceable to, Bayard's initial public offering in November 1997. The defendants include officers and directors of Bayard who signed the registration statement, selling shareholders (including the Company) and underwriters of the offering. Total proceeds of the offering were $254 million, of which the Company received net proceeds of $90 million.

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

         Patent Litigation. In Union Pacific Resources Company v. Chesapeake, et al., filed in October 1996 in the U.S. District Court for the Northern District of Texas, Fort Worth Division, UPRC asserted that the Company had infringed UPRC's patent covering a "geosteering" method utilized in drilling horizontal wells. Following a trial to the court in June 1999, the court ruled on September 21, 1999 that the patent was invalid. Because the patent was declared invalid, the court held that the Company could not have infringed the patent, dismissed all of UPRC's claims with prejudice and assessed court costs against UPRC. The court concluded that the UPRC patent was invalid for failure to definitively describe the patented method in the patent claims and for failure to provide sufficient disclosure in the patent to enable one of ordinary skill in the art to practice the patented method. Appeals of the judgment by both the Company and UPRC are pending in the Federal Circuit Court of Appeals. Management is unable to predict the outcome of these appeals but believes the invalidity of the patent will be upheld on appeal. The Company has appealed the trial court's ruling denying the Company's request for attorneys' fees.

         West Panhandle Field Cessation Cases. A subsidiary of the Company, Chesapeake Panhandle Limited Partnership ("CP") (f/k/a MC Panhandle, Inc.), and two subsidiaries of Kinder Morgan, Inc. are defendants in 13 lawsuits filed between June 1997 and January 1999 by royalty owners seeking the cancellation of oil and gas leases in the West Panhandle Field in Texas. MC Panhandle, Inc., which the Company acquired in April 1998, has owned the leases since January 1, 1997. The co-defendants are prior lessees.

         Plaintiffs claim the leases terminated upon the cessation of production for various periods primarily during the 1960s. In addition, plaintiffs seek to recover conversion damages, exemplary damages, attorneys' fees and interest. Defendants assert that any cessation of production was excused and have pled affirmative defenses of limitations, waiver, temporary estoppel, laches and title by adverse possession. Four of the 13 cases have been tried; two are scheduled to be tried in May and June 2000; and trial dates have not been set for the other cases.

         Following are the cases pending or tried in the District Court of Moore County, Texas, 69th Judicial District:

         Lois Law, et al. v. NGPL, et al., No. 97-70, filed December 22, 1997, jury trial in June 1999, verdict for Company and co-defendants. The jury found plaintiffs' claims were barred by adverse possession, laches and revivor. On January 19, 2000, the court granted plaintiffs' motion for judgment notwithstanding verdict and entered judgment in favor of plaintiffs. In addition to quieting title to the lease (including existing gas wells and all attached equipment) in plaintiffs, the court awarded actual damages against CP in the amount of $716,400 and exemplary damages in the amount of $25,000. The court further awarded, jointly and severally from all defendants, $160,000 in attorneys' fees and interest and court costs. CP and the other defendants have filed a motion to reconsider, a motion for new trial, and a notice of appeal.

         Joseph H. Pool, et al. v. NGPL, et al., No. 98-30, first filed December 17, 1997, refiled May 11, 1998, jury trial in June 1999, verdict for Company and co-defendants. The jury found plaintiffs' claims were barred by laches and adverse possession. On September 28, 1999, the court granted plaintiffs' motion for judgment notwithstanding verdict and entered judgment in favor of plaintiffs. In addition to quieting title to the lease (including existing gas wells and all attached equipment) in plaintiffs, the court awarded actual damages as of June 28, 1999 of $545,000 from CP and $235,000 jointly and severally from the other two defendants. The court further awarded, jointly and severally from all defendants, $77,500 of attorneys' fees in the event of an appeal, $1,900 of sanctions, interest and court costs. CP and the other two defendants filed an appeal of the judgment in the Court of Appeals for the Seventh District of Texas in Amarillo on October 12, 1999, and they have each posted a supersedeas bond.

         Joseph H. Pool, et al. v. NGPL, et al., No. 98-36, first filed February 2, 1998, refiled May 20, 1998, jury trial in July 1999, verdict for plaintiffs. The jury found that the defendants were bad-faith trespassers and produced gas from the leases as a result of fraud. On September 28, 1999, the court entered final judgment for plaintiffs terminating the lease, quieting title to the lease (including existing gas wells and all attached equipment) in plaintiffs as of June 1, 1999 and awarding actual damages of $1.5 million, attorneys' fees of $97,500 in the event of an appeal, interest and court costs. CP's liability for this award is joint and several with the other two defendants. The court also awarded exemplary damages of $1.2 million against each of CP and the other two defendants. CP and the other two defendants filed an appeal of the judgment in the Court of Appeals for the Seventh District of Texas in Amarillo on October 12, 1999, and they have each posted a supersedeas bond.

         A. C. Smith, et al. v. NGPL, et al., No. 98-47, first filed January 26, 1998, refiled May 29, 1998. On June 18, 1999, the court granted plaintiffs' motion for summary judgment in part, finding that the lease had terminated due to the cessation of production, subject to the defendants' affirmative defenses. A jury trial is scheduled in May 2000.

         Joseph H. Pool, et al. v. NGPL, et al., No. 98-35, first filed February 2, 1998, refiled May 20, 1998. On December 3, 1999, the Court entered a partial summary judgment finding the lease had terminated and that defendants' affirmative defenses all failed as a matter of law except with respect to the defense of revivor against certain of the plaintiffs. CP and the other defendants filed a motion to reconsider on December 22, 1999.

         Joseph H. Pool, et al. v. NGPL, et al., No. 98-49, first filed March 10, 1998, refiled May 29, 1998.

         Joseph H. Pool, et al. v. NGPL, et al., No. 98-50, first filed March 18, 1998, refiled May 29, 1998.

         Joseph H. Pool, et al. v. NGPL, et al., No. 98-51, first filed December 2, 1997, refiled May 29, 1998.

         Joseph H. Pool, et al. v. NGPL, et al., No. 98-48, first filed February 2, 1998, refiled May 29, 1998.

         Joseph H. Pool, et al. v. NGPL, et al., No. 98-70, first filed March 23, 1998, refiled October 22, 1998.

         The Pool cases listed above were first filed in the U.S. District Court, Northern District of Texas, Amarillo Division. Other related cases pending are the following:

         Phillip Thompson, et al. v. NGPL, et al, U.S. District Court, Northern District of Texas, Amarillo Division, Nos. 2:98-CV-012 and 2:98-CV-106, filed January 8, 1998 and March 18, 1998, respectively (actions consolidated), jury trial in May 1999, verdict for Company and co-defendants. The jury found plaintiffs' claims were barred by the payment of shut-in royalties, laches, and revivor. Plaintiffs have filed a motion for a new trial.

         Craig Fuller, et al. v. NGPL, et al., District Court of Carson County, Texas, 100th Judicial District, No. 8456, filed June 23, 1997, cross motions for summary judgment pending. No trial date has been set.

         Pace v. NGPL et al., U.S. District Court, Northern District of Texas, Amarillo Division, filed January 29, 1999. Defendants' motion for summary judgment pending. Trial date in June 2000.

         Ralph W. Coon, et al. v. MC Panhandle, Inc., et al., U.S. District Court, Eastern District of Texas, Lufkin Division, No. 2:98-CV-63, filed March 27, 1998. All lease termination claims have been withdrawn. Only royalty calculation issues remain.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

    The common stock trades on the New York Stock Exchange under the symbol "CHK". The following table sets forth, for the periods indicated, the high and low sales prices per share of the common stock as reported by the New York Stock
Exchange:

                                                                                                COMMON STOCK
                                                                                               ---------------
                                                                                               HIGH        LOW
                                                                                               ----        ---
Year ended December 31, 1998:
  First Quarter.....................................................................            7.75       5.50
  Second Quarter....................................................................            6.00       3.88
  Third Quarter.....................................................................            4.06       1.13
  Fourth Quarter....................................................................            2.63       0.75
Year ended December 31, 1999:
  First Quarter.....................................................................            1.50       0.63
  Second Quarter....................................................................            2.94       1.31
  Third Quarter.....................................................................            4.13       2.75
  Fourth Quarter....................................................................            3.88       2.13

    At March 17, 2000 there were 1,105 holders of record of common stock and approximately 22,500 beneficial owners.

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

    Two of the indentures governing the Company's outstanding senior notes contain restrictions on the Company's ability to declare and pay dividends. Under these indentures, the Company may not pay any cash dividends on its common or preferred stock if (i) a default or an event of default has occurred and is continuing at the time of or immediately after giving effect to the dividend payment, (ii) the Company would not be able to incur at least $1 of additional indebtedness under the terms of the indentures, or (iii) immediately after giving effect to the dividend payment, the aggregate of all dividends and other restricted payments declared or made after the respective issue dates of the notes exceeds the sum of specified income, proceeds from the issuance of stock and debt by the Company and other amounts from the quarter in which the respective note issuances occurred to the quarter immediately preceding the date of the dividend payment. From December 31, 1998 through December 31, 1999, the Company did not meet the debt incurrence tests under these indentures and was not able to pay dividends on its preferred stock.

    Subsequent to December 31, 1999, the Company entered into a number of unsolicited transactions whereby the Company issued approximately 8.8 million shares of the Company's common shares in exchange for 625,000 shares of the Company's preferred stock. This reduced the liquidation amount of preferred stock outstanding by $31.3 million to $198.7 million, and reduced the amount of preferred dividends in arrears by $2.9 million to $19.3 million as of February 29, 2000.

ITEM 6. SELECTED FINANCIAL DATA

    The following table sets forth selected consolidated financial data of the Company for each of the two fiscal years ended June 30, 1997, the six-month Transition Period ended December 31, 1997, the six months ended December 31, 1996 and the twelve months ended December 31, 1999, 1998 and 1997. The data are derived from the audited consolidated financial statements of the Company, although the periods for the year ended December 31, 1997 and the six months ended December 31, 1996 have not been audited. Acquisitions made by the Company during the first and second quarters of 1998 materially affect the comparability of the selected financial data for 1997 and 1998. Each of the acquisitions was accounted for using the purchase method. The table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements, including the notes thereto, appearing in Items 7 and 8 of this report.

                                                                YEARS ENDED                       SIX MONTHS ENDED
                                                                DECEMBER 31,                         DECEMBER 31,
                                                ------------------------------------------   ---------------------------
                                                    1999           1998           1997           1997           1996
                                                ------------   ------------   ------------   ------------   ------------
                                                                               (unaudited)                  (unaudited)
                                                                ($ IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
  Revenues:
     Oil and gas sales .......................  $    280,445   $    256,887   $    198,410   $     95,657   $     90,167
     Oil and gas marketing sales .............        74,501        121,059        104,394         58,241         30,019
     Oil and gas service operations ..........            --             --             --             --             --
                                                ------------   ------------   ------------   ------------   ------------
          Total revenues .....................       354,946        377,946        302,804        153,898        120,186
                                                ------------   ------------   ------------   ------------   ------------
  Operating costs:
     Production expenses .....................        46,298         51,202         14,737          7,560          4,268
     Production taxes ........................        13,264          8,295          4,590          2,534          1,606
     General and administrative ..............        13,477         19,918         10,910          5,847          3,739
     Oil and gas marketing expenses ..........        71,533        119,008        103,819         58,227         29,548
     Oil and gas service operations ..........            --             --             --             --             --
     Oil and gas depreciation,
        depletion  and amortization ..........        95,044        146,644        127,429         60,408         36,243
     Depreciation and amortization of
       other assets ..........................         7,810          8,076          4,360          2,414          1,836
     Impairment of oil and gas properties.....            --        826,000        346,000        110,000             --
     Impairment of other assets ..............            --         55,000             --             --             --
                                                ------------   ------------   ------------   ------------   ------------
          Total operating costs ..............       247,426      1,234,143        611,845        246,990         77,240
                                                ------------   ------------   ------------   ------------   ------------
  Income (loss) from operations ..............       107,520       (856,197)      (309,041)       (93,092)        42,946
                                                ------------   ------------   ------------   ------------   ------------
  Other income (expense):
     Interest and other income ...............         8,562          3,926         87,673         78,966          2,516
     Interest expense ........................       (81,052)       (68,249)       (29,782)       (17,448)        (6,216)
                                                ------------   ------------   ------------   ------------   ------------
                                                     (72,490)       (64,323)        57,891         61,518         (3,700)
                                                ------------   ------------   ------------   ------------   ------------
  Income (loss) before income taxes
       and extraordinary item ................        35,030       (920,520)      (251,150)       (31,574)        39,246
  Provision (benefit) for income taxes .......         1,764             --        (17,898)            --         14,325
                                                ------------   ------------   ------------   ------------   ------------
  Income (loss) before extraordinary item.....        33,266       (920,520)      (233,252)       (31,574)        24,921
  Extraordinary item:
     Loss on early extinguishment of
       debt, net of applicable income taxes...            --        (13,334)          (177)            --         (6,443)
                                                ------------   ------------   ------------   ------------   ------------
  Net income (loss) ..........................        33,266       (933,854)      (233,429)       (31,574)        18,478
  Preferred stock dividends ..................       (16,711)       (12,077)            --             --             --
                                                ------------   ------------   ------------   ------------   ------------
  Net income (loss) available to
       common shareholders ...................  $     16,555   $   (945,931)  $   (233,429)  $    (31,574)  $     18,478
                                                ============   ============   ============   ============   ============
  Earnings (loss) per common share - basic:
  Income (loss) before extraordinary item ....  $       0.17   $      (9.83)  $      (3.30)  $      (0.45)  $       0.40
  Extraordinary item .........................            --          (0.14)            --             --          (0.10)
                                                ------------   ------------   ------------   ------------   ------------
  Net income (loss) ..........................  $       0.17   $      (9.97)  $      (3.30)  $      (0.45)  $       0.30
                                                ============   ============   ============   ============   ============
  Earnings (loss) per common share -
       assuming dilution:
  Income (loss) before extraordinary item.....  $       0.16   $      (9.83)  $      (3.30)  $      (0.45)  $       0.38
  Extraordinary item .........................            --          (0.14)            --             --          (0.10)
                                                ------------   ------------   ------------   ------------   ------------
  Net income (loss) ..........................  $       0.16   $      (9.97)  $      (3.30)  $      (0.45)  $       0.28
                                                ============   ============   ============   ============   ============
  Cash dividends declared
       per common share ......................  $         --   $       0.04   $       0.06   $       0.04   $         --
CASH FLOW DATA:
  Cash provided by operating
       activities before changes in
       working capital .......................  $    138,727   $    117,500   $    152,196   $     67,872   $     76,816
  Cash provided by
       operating activities ..................       145,022         94,639        181,345        139,157         41,901
  Cash used in investing activities ..........       159,773        548,050        476,209        136,504        184,149
  Cash provided by (used in)
       financing activities ..................        18,967        363,797        277,985         (2,810)       231,349
  Effect of exchange rate
       changes on cash .......................         4,922         (4,726)            --             --             --
BALANCE SHEET DATA (at end of period):
  Total assets ...............................  $    850,533   $    812,615   $    952,784   $    952,784   $    860,597
  Long-term debt, net of current
       maturities ............................       964,097        919,076        508,992        508,992        220,149
  Stockholders' equity (deficit) .............      (217,544)      (248,568)       280,206        280,206        484,062


                                                      YEARS ENDED
                                                        JUNE 30,
                                               ---------------------------
                                                   1997           1996
                                               ------------   ------------
                                          ($ IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
  Revenues:
     Oil and gas sales ....................... $    192,920   $    110,849
     Oil and gas marketing sales .............       76,172         28,428
     Oil and gas service operations ..........           --          6,314
                                               ------------   ------------
          Total revenues .....................      269,092        145,591
                                               ------------   ------------
  Operating costs:
     Production expenses .....................       11,445          6,340
     Production taxes ........................        3,662          1,963
     General and administrative ..............        8,802          4,828
     Oil and gas marketing expenses ..........       75,140         27,452
     Oil and gas service operations ..........           --          4,895
     Oil and gas depreciation,
        depletion  and amortization ..........      103,264         50,899
     Depreciation and amortization of
       other assets ..........................        3,782          3,157
     Impairment of oil and gas properties.....      236,000             --
     Impairment of other assets ..............           --             --
                                               ------------   ------------
          Total operating costs ..............      442,095         99,534
                                               ------------   ------------
  Income (loss) from operations ..............     (173,003)        46,057
                                               ------------   ------------
  Other income (expense):
     Interest and other income ...............       11,223          3,831
     Interest expense ........................      (18,550)       (13,679)
                                               ------------   ------------
                                                     (7,327)        (9,848)
                                               ------------   ------------
  Income (loss) before income taxes
       and extraordinary item ................     (180,330)        36,209
  Provision (benefit) for income taxes .......       (3,573)        12,854
                                               ------------   ------------
  Income (loss) before extraordinary item.....     (176,757)        23,355
  Extraordinary item:
     Loss on early extinguishment of
       debt, net of applicable income taxes...       (6,620)            --
                                               ------------   ------------
  Net income (loss) ..........................     (183,377)        23,355
  Preferred stock dividends ..................           --             --
                                               ------------   ------------
  Net income (loss) available to
       common shareholders ................... $   (183,377)  $     23,355
                                               ============   ============
  Earnings (loss) per common share - basic:
  Income (loss) before extraordinary item .... $      (2.69)  $       0.43
  Extraordinary item .........................        (0.10)            --
                                               ------------   ------------
  Net income (loss) .......................... $      (2.79)  $       0.43
                                               ============   ============
  Earnings (loss) per common share -
       assuming dilution:
  Income (loss) before extraordinary item..... $      (2.69)  $       0.40
  Extraordinary item .........................        (0.10)            --
                                               ------------   ------------
  Net income (loss) .......................... $      (2.79)  $       0.40
                                               ============   ============
  Cash dividends declared
       per common share ...................... $       0.02   $         --
CASH FLOW DATA:
  Cash provided by operating
       activities before changes in
       working capital ....................... $    161,140   $     88,431
  Cash provided by
       operating activities ..................       84,089        120,972
  Cash used in investing activities ..........      523,854        344,389
  Cash provided by (used in)
       financing activities ..................      512,144        219,520
  Effect of exchange rate
       changes on cash .......................           --             --
BALANCE SHEET DATA (at end of period):
  Total assets ............................... $    949,068   $    572,335
  Long-term debt, net of current
       maturities ............................      508,950        268,431
  Stockholders' equity (deficit) .............      286,889        177,767

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The following table sets forth certain operating data of the Company for the periods presented:


                                                               YEARS ENDED
                                                               DECEMBER 31,
                                                ------------------------------------------
                                                     1999           1998           1997
                                                ------------   ------------   ------------
NET PRODUCTION DATA:
  Oil (MBbl) ................................          4,147          5,976          3,511
  Gas (MMcf) ................................        108,610         94,421         59,236
  Gas equivalent (MMcfe) ....................        133,492        130,277         80,302
OIL AND GAS SALES ($ IN 000'S):
  Oil .......................................   $     66,413   $     75,877   $     68,079
  Gas .......................................        214,032        181,010        130,331
                                                ------------   ------------   ------------
          Total oil and gas sales ...........   $    280,445   $    256,887   $    198,410
                                                ============   ============   ============
AVERAGE SALES PRICE:
  Oil ($ per Bbl) ...........................   $      16.01   $      12.70   $      19.39
  Gas ($ per Mcf) ...........................   $       1.97   $       1.92   $       2.20
  Gas equivalent ($ per Mcfe) ...............   $       2.10   $       1.97   $       2.47
OIL AND GAS COSTS ($ PER MCFE):
  Production expenses and taxes .............   $        .45   $        .45   $        .24
  General and administrative ................   $        .10   $        .15   $        .14
  Depreciation, depletion and amortization ..   $        .71   $       1.13   $       1.59
NET WELLS DRILLED:
  Horizontal wells ..........................             11             20             69
  Vertical wells ............................            109            116             32
NET WELLS AT END OF PERIOD ..................          2,242          2,405            401


RESULTS OF OPERATIONS

Years Ended December 31, 1999, 1998 and 1997

    General. In 1999, the Company had net income of $33.3 million, or $0.16 per diluted common share, on total revenues of $354.9 million. This compares to a net loss of $933.9 million, or a loss of $9.97 per diluted common share, on total revenues of $377.9 million during the year ended December 31, 1998 ("1998"), and a net loss of $233.4 million, or a loss of $3.30 per diluted common share, on total revenues of $302.8 million during the year ended December 31, 1997 ("1997"). The loss in 1998 was caused primarily by an $826.0 million oil and gas property writedown recorded under the full-cost method of accounting and a $55.0 million writedown of other assets. The loss in 1997 was caused primarily by a $346 million oil and gas property writedown. See "Impairment of Oil and Gas Properties" and "Impairment of Other Assets".

    Oil and Gas Sales. During 1999, oil and gas sales increased to $280.4 million versus $256.9 million in 1998 and $198.4 million in 1997. In 1999, the Company produced 133.5 Bcfe at a weighted average price of $2.10 per Mcfe, compared to 130.3 Bcfe produced in 1998 at a weighted average price of $1.97 per Mcfe, and 80.3 Bcfe produced in 1997 at a weighted average price of $2.47 per Mcfe.

    The following table shows the Company's production by region for 1999, 1998 and 1997:

                                                  FOR THE YEARS ENDED DECEMBER 31,
                                 -----------------------------------------------------------------
                                        1999                   1998                    1997
                                 -------------------    -------------------    -------------------
                                  MMCFE     PERCENT      MMCFE     PERCENT      MMCFE     PERCENT
                                 --------   --------    --------   --------    --------   --------
Mid-Continent ................     69,946         52%     61,930         48%     17,685         22%
Gulf Coast ...................     44,822         34      52,793         40      60,662         76
Canada .......................     11,737          9       7,746          6          --         --
All other areas ..............      6,987          5       7,808          6       1,955          2
                                 --------   --------    --------   --------    --------   --------
      Total production .......    133,492        100%    130,277        100%     80,302        100%
                                 ========   ========    ========   ========    ========   ========

    Natural gas production represented approximately 81% of the Company's total production volume on an equivalent basis in 1999, compared to 72% in 1998 and 74% in 1997.

    For 1999, the Company realized an average price per barrel of oil of $16.01, compared to $12.70 in 1998 and $19.39 in 1997. Gas price realizations fluctuated from an average of $1.92 per Mcf in 1998 and $2.20 in 1997 to $1.97 per Mcf in 1999. The Company's hedging activities resulted in a decrease in oil and gas revenues of $1.7 million in 1999, an increase in oil and gas revenues of $11.3 million in 1998, and a decrease in oil and gas revenues of $4.6 million in 1997.

    Oil and Gas Marketing Sales. The Company realized $74.5 million in oil and gas marketing sales for third parties in 1999, with corresponding oil and gas marketing expenses of $71.5 million, for a net margin of $3.0 million. This compares to sales of $121.1 million and $104.4 million, expenses of $119.0 million and $103.8 million, and a margin of $2.1 million and $0.6 million in 1998 and 1997, respectively.

    Production Expenses and Taxes. Production expenses and taxes, which include lifting costs, production taxes and ad valorem taxes, were $59.6 million in 1999, compared to $59.5 million and $19.3 million in 1998 and 1997, respectively. On a unit of production basis, production expenses and taxes were $0.45 per Mcfe in 1999 and 1998, and $0.24 per Mcfe in 1997. The Company expects that lease operating expenses per Mcfe will generally remain at current levels throughout 2000, although production taxes will increase as a result of increased oil and gas prices.

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

    The Company incurred an impairment of oil and gas properties charge of $826 million in 1998. No such charge was incurred in 1999. The 1998 writedown was caused by a combination of several factors, including the acquisitions completed by the Company during 1998, which were accounted for using the purchase method, and the significant decreases in oil and gas prices throughout 1998. Oil and gas prices used to value the Company's proved reserves decreased from $17.62 per Bbl of oil and $2.29 per Mcf of gas at December 31, 1997, to $10.48 per Bbl of oil and $1.68 per Mcf of gas at December 31, 1998. Higher drilling and completion costs and the evaluation of certain leasehold, seismic and other exploration-related costs that were previously unevaluated were the remaining factors which contributed to the writedown in 1998.

    The Company incurred an impairment of oil and gas properties charge of $346 million during 1997. The writedown in 1997 was caused by several factors, including declining oil and gas prices during the year, escalating drilling and completion costs, and poor drilling results primarily in Louisiana.

    Impairment of Other Assets. The Company incurred a $55 million impairment charge during 1998. Of this amount, $30 million related to the Company's investment in preferred stock of Gothic Energy Corporation, and the remainder was related to certain of the Company's gas processing and transportation assets located in Louisiana. No such charge was recorded in 1999 or 1997.

    Oil and Gas Depreciation, Depletion and Amortization. Depreciation, depletion and amortization ("DD&A") of oil and gas properties was $95.0 million, $146.6 million and $127.4 million during 1999, 1998 and 1997, respectively. The average DD&A rate per Mcfe, which is a function of capitalized costs, future development costs, and the related underlying reserves in the periods presented, was $0.71 ($0.73 in U.S. and $0.52 in Canada), $1.13

($1.17 in U.S. and $0.43 in Canada) and $1.59 (U.S. only) in 1999, 1998 and
1997, respectively. The Company expects the 2000 DD&A rate to be between $0.75 and $0.80 per Mcfe.

    Depreciation and Amortization of Other Assets. Depreciation and amortization ("D&A") of other assets was $7.8 million in 1999, compared to $8.1 million in 1998 and $4.4 million in 1997. The increase in 1998 compared to 1997 was caused by increased investments in depreciable buildings and equipment and increased amortization of debt issuance costs as a result of the issuance of senior notes in April 1998.

    General and Administrative. General and administrative ("G&A") expenses, which are net of capitalized internal payroll and non-payroll expenses (see Note 11 of Notes to Consolidated Financial Statements), were $13.5 million in 1999, $19.9 million in 1998 and $10.9 million in 1997. The decrease in 1999 compared to 1998 was due primarily to various actions taken to lower corporate overhead, including staff reductions and office closings which occurred in late 1998 and early 1999. The increase in 1998 compared to 1997 is due primarily to increased personnel expenses required by the Company's growth and industry wage inflation. The Company capitalized $2.7 million, $5.3 million and $5.3 million of internal costs in 1999, 1998 and 1997, respectively, directly related to the Company's oil and gas exploration and development efforts. The Company anticipates that G&A costs for 2000 per Mcfe will remain at approximately the same level as 1999.

    Interest and Other Income. Interest and other income for 1999 was $8.6 million compared to $3.9 million in 1998, and $87.7 million in 1997. The increase from 1998 to 1999 was due primarily to gains on sales of various non-core assets during 1999. During 1997, the Company realized a gain on the sale of its Bayard common stock of $73.8 million, the most significant component of interest and other income.

    Interest Expense. Interest expense increased to $81.1 million in 1999, compared to $68.2 million in 1998 and $29.8 million in 1997. The increase in 1999 is due primarily to a full year of interest on the Company's $500 million senior notes. The increase in 1998 compared to 1997 was due primarily to the issuance of $500 million of senior notes in April 1998. In addition to the interest expense reported, the Company capitalized $3.5 million of interest during 1999, compared to $6.5 million capitalized in 1998, and $10.4 million capitalized in 1997. The Company anticipates that capitalized interest for 2000 will be between $3 million and $4 million.

    Provision (Benefit) for Income Taxes. The Company recorded income taxes of $1.8 million in 1999 compared to $0 in 1998 and an income tax benefit of $17.9 million in 1997. The income tax expense recorded in 1999 is related entirely to the Company's Canadian operations.

    At December 31, 1999, the Company had a U.S. net operating loss carryforward of approximately $613 million for regular federal income taxes which will expire in future years beginning in 2007. Management believes that it cannot be demonstrated at this time that it is more likely than not that the deferred income tax assets, comprised primarily of the net operating loss carryforwards generated for U.S. purposes, will be realizable in future years, and therefore a valuation allowance of $442 million has been recorded. The Company does not expect to record any net income tax expense related to its U.S. operations in 2000 based on information available at this time.

LIQUIDITY AND CAPITAL RESOURCES

Years Ended December 31, 1999, 1998 and 1997

    Cash Flows from Operating Activities. Cash provided by operating activities (inclusive of changes in working capital) was $145.0 million in 1999, compared to $94.6 million in 1998 and $181.3 million in 1997. The increase of $50.4 million from 1998 to 1999 was due primarily to increased oil and gas revenues. The decrease of $86.7 million from 1997 to 1998 was due primarily to reduced operating income resulting from significant decreases in average oil and gas prices between periods, as well as significant increases in G&A expenses and interest expense.

    Cash Flows from Investing Activities. Cash used in investing activities decreased to $159.8 million in 1999, compared to $548.1 million in 1998 and $476.2 million in 1997. During 1999, the Company invested $153.3 million for exploration and development drilling, $49.9 million for the acquisition of oil and gas properties, and received $45.6 million related to divestitures of oil and gas properties. During 1998, $279.9 million was used to acquire certain oil and gas properties and companies with oil and gas reserves. However, the increase in cash used to acquire oil and gas properties was partially offset by reduced expenditures during 1998 for exploratory and developmental drilling. During 1998 and 1997, the Company invested $259.7 million and $471.0 million, respectively, for exploratory and developmental drilling. Also during 1998, the Company sold its 19.9% stake in Pan East Petroleum Corp. to Poco Petroleums, Ltd. for approximately $21.2 million. During 1997 the Company received net proceeds from the sale of its investment in Bayard common stock of approximately $90.4 million.

    Cash Flows from Financing Activities. Cash provided by financing activities decreased to $19.0 million in 1999, compared to $363.8 million in 1998, and $278.0 million in 1997. During 1999, the Company made additional borrowings under its commercial bank credit facility of $116.5 million, and had payments under this facility of $98.0 million. During 1998, the Company retired $85 million of debt assumed at the completion of the DLB Oil & Gas, Inc. acquisition, $120 million of debt assumed at the completion of the Hugoton Energy Corporation acquisition, $90 million of senior notes, and $170 million of borrowings made under its commercial bank credit facilities. Also during 1998, the Company issued $500 million in senior notes and $230 million in preferred stock. During 1997, the Company issued $300 million of senior notes.

Financial Flexibility and Liquidity

    The Company had working capital of $9.4 million at December 31, 1999 and a cash balance of $38.7 million. The Company has a $50 million revolving bank credit facility which matures in January 2001, with an initial committed borrowing base of $50 million. As of December 31, 1999, the Company had borrowed $43.5 million under this facility. Borrowings under the facility are secured by certain producing oil and gas properties and bear interest at a variable rate, which was 9.75% per annum as of December 31, 1999.

    At December 31, 1999, the Company's senior notes represented $919.2 million of its $964.1 million of long-term debt. Debt ratings for the senior notes are B3 by Moody's Investors Service and B by Standard & Poor's Corporation as of March 22, 2000. There are no scheduled principal payments required on any of the senior notes until March 2004, when $150 million is due.

    The senior note indentures restrict the ability of the Company and its restricted subsidiaries to incur additional indebtedness. As of December 31, 1999, the Company estimates that secured commercial bank indebtedness of $147 million could have been incurred within these restrictions. The indenture restrictions do not apply to borrowings incurred by CEMI, an unrestricted subsidiary.

    The senior note indentures also limit the Company's ability to make restricted payments (as defined), including the payment of preferred stock dividends, unless certain tests are met. From December 31, 1998 through December 31, 1999, the Company was unable to meet the requirements to incur additional unsecured indebtedness, and consequently was not able to pay cash dividends on its 7% cumulative convertible preferred stock. The Company had accumulated dividends in arrears of $19.3 million related to its preferred stock as of February 29, 2000. Subsequent payments will be subject to the same restrictions and are dependent upon variables that are beyond the Company's ability to predict. This restriction does not affect the Company's ability to borrow under or expand its secured commercial bank facility. If the Company fails to pay dividends for six quarterly periods, the holders of preferred stock will be entitled to elect two new directors to the Board. Based on current projections of cash flow and fixed charges, the Company does not expect to be able to pay a dividend on the preferred stock on May 1, 2000, which would be the sixth consecutive dividend payment date on which dividends have not been paid.

    In January and February 2000, the Company engaged in five separate transactions with two institutional investors in which the Company exchanged a total of 8.8 million shares of common stock (both newly issued and treasury shares) for 625,000 shares of its issued and outstanding preferred stock with a liquidation value of $31.3 million plus dividends in arrears of $2.9 million. All preferred shares acquired in these transactions were cancelled and retired and will have the status of authorized but unissued shares of undesignated preferred stock.

    The Company believes it has adequate resources, including cash on hand, budgeted cash flow from operations and proceeds from miscellaneous asset sales, to fund its capital expenditure budget for exploration and development activities during 2000, which are currently estimated to be approximately $130-$140 million. However, low oil and gas prices or unfavorable drilling results could cause the Company to reduce its drilling program, which is largely discretionary.

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

    FAS 133 standardizes the accounting for derivative instruments by requiring that all derivatives be recognized as assets and liabilities and measured at fair value. The accounting for changes in the fair value of derivatives (gains and losses) depends on (i) whether the derivative is designated and qualifies as a hedge, and (ii) the type of hedging relationship that exists. Changes in the fair value of derivatives that are not designated as hedges or that do not meet the hedge accounting criteria in FAS 133 are required to be reported in earnings. In addition, all hedging relationships must be designated, reassessed and documented pursuant to the provisions of FAS 133. The Company has not yet determined the impact that adoption of FAS 133 will have on the financial statements. However, the Company believes that all of its derivative instruments will be designated as hedges in accordance with the relevant accounting criteria, and therefore the impact of the adoption of FAS 133 is not expected to have a material effect on the Company's financial statements.

FORWARD-LOOKING STATEMENTS

    This Form 10-K includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts included in this Form 10-K, including, without limitation, statements regarding oil and gas reserve estimates, planned capital expenditures, expected oil and gas production, the Company's financial position, business strategy and other plans and objectives for future operations, expected future expenses, and realization of deferred tax assets, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Factors that could cause actual results to differ materially from those expected by the Company, including, without limitation, factors discussed under Risk Factors in Item 1 of this Form 10-K, are substantial indebtedness, impairment of asset value, need to replace reserves, substantial capital requirements, ability to supplement capital resources with asset sales, fluctuations in the prices of oil and gas, uncertainties inherent in estimating quantities of oil and gas reserves, projecting future rates of production and the timing of development expenditures, competition, operating risks, restrictions imposed by lenders, liquidity and capital requirements, the effects of governmental and environmental regulation, pending litigation, and adverse changes in the market for the Company's oil and gas production. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to release publicly the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof, including, without limitation, changes in the Company's business strategy or planned capital expenditures, or to reflect the occurrence of unanticipated events.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

COMMODITY PRICE RISK

    The Company's results of operations are highly dependent upon the prices received for oil and natural gas production.

HEDGING ACTIVITIES

    Periodically the Company utilizes hedging strategies to hedge the price of a portion of its future oil and gas production. These strategies include:

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

    As of December 31, 1999, the Company had the following open natural gas swap arrangements designed to hedge a portion of the Company's domestic gas production for periods after December 1999:

                                                         NYMEX-INDEX
                                            VOLUME       STRIKE PRICE
MONTHS                                      (MMBTU)      (PER MMBTU)
------                                   ------------    -----------
April 2000...........................       600,000        $ 2.50
May 2000.............................       620,000          2.50
June 2000............................       600,000          2.50
July 2000............................       620,000          2.50
August 2000..........................       620,000          2.50
September 2000.......................       600,000          2.50
October 2000.........................       620,000          2.50

    If the swap arrangements listed above had been settled on December 31, 1999, the Company would have incurred a gain of $0.5 million.

    As of December 31, 1999, the Company had no open oil swap arrangements.

    The Company has also closed transactions designed to hedge a portion of the Company's domestic oil and natural gas production. The net unrecognized losses resulting from these transactions, $3.9 million as of December 31, 1999, will be recognized as price adjustments in the months of related production. These hedging gains and losses are set forth below ($ in thousands):

                                            HEDGING GAINS (LOSSES)
                                      -----------------------------------
MONTH                                    GAS          OIL         TOTAL
-----                                 ---------    ---------    ---------
January 2000 ......................   $      --    $    (995)   $    (995)
February 2000 .....................          --       (1,061)      (1,061)
March 2000 ........................         689         (851)        (162)
April 2000 ........................          71         (647)        (576)
May 2000 ..........................          73         (668)        (595)
June 2000 .........................          71         (647)        (576)
July 2000 .........................          73         (231)        (158)
August 2000 .......................          73           --           73
September 2000 ....................          71           --           71
October 2000 ......................          73           --           73
                                      ---------    ---------    ---------
                                      $   1,194    $  (5,100)   $  (3,906)
                                      =========    =========    =========

Subsequent to December 31, 1999, the Company entered into the following natural gas swap arrangements designed to hedge a portion of the Company's domestic gas production for periods after December 1999:

                                                                                        NYMEX - INDEX
                                                                            VOLUME       STRIKE PRICE
MONTHS                                                                      (MMBTU)       (PER MMBTU)
------                                                                   ------------   ---------------
April 2000........................................................         8,900,000         $2.593
May 2000..........................................................         3,410,000          2.737
June 2000.........................................................         3,300,000          2.737
July 2000.........................................................         3,410,000          2.741
August 2000.......................................................         3,410,000          2.741
September 2000....................................................         2,100,000          2.696
October 2000......................................................         2,170,000          2.696

    Subsequent to December 31, 1999, the Company entered into the following crude oil swap arrangements designed to hedge a portion of the Company's domestic crude oil production for periods after December 1999:

                                                                             MONTHLY         NYMEX-INDEX
                                                                              VOLUME         STRIKE PRICE
MONTHS                                                                        (BBLS)          (PER BBL)
------                                                                      ---------       ------------
March 2000...............................................................     183,000          $27.512
April 2000...............................................................      89,000           27.251

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

INTEREST RATE RISK

    The Company also utilizes hedging strategies to manage fixed-interest rate exposure. Through the use of a swap arrangement, the Company believes it can benefit from stable or falling interest rates and reduce its current interest expense. During 1999, the Company's interest rate swap resulted in a $2.0 million reduction of interest expense. The terms of the swap agreement are as follows:

     Months                      Notional Amount        Fixed Rate    Floating Rate
     ------                      ---------------        ----------    -------------
     May 1998 - April 2001           $230,000,000            7%       Average of three-month Swiss Franc LIBOR,
                                                                      Deutsche Mark and Australian Dollar
                                                                      plus 300 basis points

     May 2001 - April 2008           $230,000,000            7%       U.S. three-month LIBOR plus 300 basis points

If the floating rate is less than the fixed rate, the counterparty will pay the Company accordingly. If the floating rate exceeds the fixed rate, the Company will pay the counterparty.

    The table below presents principal cash flows and related weighted average interest rates by expected maturity dates. The fair value of the long-term debt has been estimated based on quoted market prices.

                                                                        DECEMBER 31, 1999
                                    --------------------------------------------------------------------------------------
                                                                        YEARS OF MATURITY
                                    --------------------------------------------------------------------------------------
                                      2000       2001       2002      2003      2004     THEREAFTER     TOTAL   FAIR VALUE
                                    --------  --------   --------  --------   -------    -----------  --------  ----------
LIABILITIES:                                                            ($ IN MILLIONS)
  Long-term debt, including current  $  0.8    $  0.8     $  0.6    $   --    $ 150.0      $ 770.0     $ 922.2    $ 838.7
       portion - fixed rate....
    Average interest rate......         9.1%      9.1%       9.1%       --        7.9%         9.3%        9.1%        --
  Long-term debt - variable rate     $   --    $ 43.5     $   --    $   --    $    --      $    --     $  43.5    $  43.5
    Average interest rate......          --      9.75%        --        --         --           --        9.75%        --

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                         PAGE
                                                                                                         ----
Consolidated Financial Statements:
  Report of Independent Accountants for the Years Ended December 31, 1999 and 1998, for the Six Months
     Ended December 31, 1997 and for the Year Ended June 30, 1997 ....................................     31
  Consolidated Balance Sheets at December 31, 1999 and 1998 ..........................................     32
  Consolidated Statements of Operations for the Years Ended December 31, 1999 and 1998, for the Six
     Months Ended December 31, 1997 and for the Year Ended June 30, 1997 .............................     33
  Consolidated Statements of Cash Flows for the Years Ended December 31, 1999 and 1998, for the Six
     Months Ended December 31, 1997 and for the Year Ended June 30, 1997 .............................     34
  Consolidated Statements of Stockholders' Equity (Deficit) and Comprehensive Income (Loss) for the
     Years Ended December 31, 1999 and 1998, for the Six Months Ended December 31, 1997 and for
     the Year Ended June 30, 1997 ....................................................................     36
  Notes to Consolidated Financial Statements .........................................................     37
Financial Statement Schedules:
  Schedule II - Valuation and Qualifying Accounts ....................................................     69

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Chesapeake Energy Corporation

    In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Chesapeake Energy Corporation and its subsidiaries (the "Company") at December 31, 1999 and 1998, and the results of their operations and their cash flows for the years ended December 31, 1999 and 1998, the six months ended December 31, 1997, and the year ended June 30, 1997, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICEWATERHOUSECOOPERS LLP
Oklahoma City, Oklahoma
March 24, 2000

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                                DECEMBER 31,
                                                                                        ----------------------------
                                                                                            1999            1998
                                                                                        ------------    ------------
                                                                                              ($ IN THOUSANDS)
CURRENT ASSETS:
  Cash and cash equivalents .........................................................   $     38,658    $     29,520
  Restricted cash ...................................................................            192           5,754
  Accounts receivable:
    Oil and gas sales ...............................................................         17,045          13,835
    Oil and gas marketing sales .....................................................         18,199          19,636
    Joint interest and other, net of allowances of $  3,218,000
        and $3,209,000, respectively ................................................         11,247          27,373
    Related parties .................................................................          4,574          15,455
  Inventory .........................................................................          4,582           5,325
  Other .............................................................................          3,049           1,101
                                                                                        ------------    ------------
         Total Current Assets .......................................................         97,546         117,999
                                                                                        ------------    ------------
PROPERTY AND EQUIPMENT:
  Oil and gas properties, at cost based on full-cost accounting:
    Evaluated oil and gas properties ................................................      2,315,348       2,142,943
    Unevaluated properties ..........................................................         40,008          52,687
    Less: accumulated depreciation, depletion and
      amortization ..................................................................     (1,670,542)     (1,574,282)
                                                                                        ------------    ------------
                                                                                             684,814         621,348
  Other property and equipment ......................................................         67,712          79,718
  Less: accumulated depreciation and amortization ...................................        (33,429)        (37,075)
                                                                                        ------------    ------------
         Total Property and Equipment ...............................................        719,097         663,991
                                                                                        ------------    ------------
OTHER ASSETS ........................................................................         33,890          30,625
                                                                                        ------------    ------------
TOTAL ASSETS ........................................................................   $    850,533    $    812,615
                                                                                        ============    ============


CURRENT LIABILITIES:
  Notes payable and current maturities of long-term debt ............................   $        763    $     25,000
  Accounts payable ..................................................................         24,822          36,854
  Accrued liabilities and other .....................................................         34,713          46,572
  Revenues and royalties due others .................................................         27,888          22,858
                                                                                        ------------    ------------
         Total Current Liabilities ..................................................         88,186         131,284
                                                                                        ------------    ------------
LONG-TERM DEBT, NET .................................................................        964,097         919,076
                                                                                        ------------    ------------
REVENUES AND ROYALTIES DUE OTHERS ...................................................          9,310          10,823
                                                                                        ------------    ------------
DEFERRED INCOME TAXES ...............................................................          6,484              --
                                                                                        ------------    ------------
CONTINGENCIES AND COMMITMENTS (NOTE 4)
STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred Stock, $.01 par value, 10,000,000 shares authorized; 4,596,400 and
    4,600,000 shares of 7% cumulative convertible stock issued and outstanding at December 31, 1999 and 1998, respectively,
    entitled in liquidation to $229.8 million and 230.0 million, respectively .......        229,820         230,000
  Common Stock, par value of $.01, 250,000,000 shares authorized;
    105,858,580 and 105,213,750 shares issued
    at December 31, 1999 and 1998, respectively .....................................          1,059           1,052
  Paid-in capital ...................................................................        682,905         682,263
  Accumulated earnings (deficit) ....................................................     (1,093,929)     (1,127,195)
  Accumulated other comprehensive income (loss) .....................................            196          (4,726)
  Less:  treasury stock, at cost; 10,856,185 and 8,503,300 common
    shares at December 31, 1999 and 1998, respectively ..............................        (37,595)        (29,962)
                                                                                        ------------    ------------
         Total Stockholders' Equity (Deficit) .......................................       (217,544)       (248,568)
                                                                                        ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT) ................................   $    850,533    $    812,615
                                                                                        ============    ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                               YEARS ENDED
                                                                               DECEMBER 31,          SIX MONTHS ENDED    YEAR ENDED
                                                                       ----------------------------    DECEMBER 31,       JUNE 30,
                                                                           1999            1998            1997            1997
                                                                       ------------    ------------    ------------    ------------
                                                                                 ($ IN THOUSANDS, EXCEPT PER SHARE DATA)
REVENUES:
  Oil and gas sales .................................................. $    280,445    $    256,887    $     95,657    $    192,920
  Oil and gas marketing sales ........................................       74,501         121,059          58,241          76,172
                                                                       ------------    ------------    ------------    ------------
    Total Revenues ...................................................      354,946         377,946         153,898         269,092
                                                                       ------------    ------------    ------------    ------------
OPERATING COSTS:
  Production expenses ................................................       46,298          51,202           7,560          11,445
  Production taxes ...................................................       13,264           8,295           2,534           3,662
  General and administrative .........................................       13,477          19,918           5,847           8,802
  Oil and gas marketing expenses .....................................       71,533         119,008          58,227          75,140
  Oil and gas depreciation, depletion and amortization ...............       95,044         146,644          60,408         103,264
  Depreciation and amortization of other assets ......................        7,810           8,076           2,414           3,782
  Impairment of oil and gas properties ...............................           --         826,000         110,000         236,000
  Impairment of other assets .........................................           --          55,000              --              --
                                                                       ------------    ------------    ------------    ------------
    Total Operating Costs ............................................      247,426       1,234,143         246,990         442,095
                                                                       ------------    ------------    ------------    ------------
INCOME (LOSS) FROM OPERATIONS ........................................      107,520        (856,197)        (93,092)       (173,003)
                                                                       ------------    ------------    ------------    ------------
OTHER INCOME (EXPENSE):
  Interest and other income ..........................................        8,562           3,926          78,966          11,223
  Interest expense ...................................................      (81,052)        (68,249)        (17,448)        (18,550)
                                                                       ------------    ------------    ------------    ------------
                                                                            (72,490)        (64,323)         61,518          (7,327)
                                                                       ------------    ------------    ------------    ------------
INCOME (LOSS) BEFORE INCOME TAXES AND EXTRAORDINARY
  ITEM ...............................................................       35,030        (920,520)        (31,574)       (180,330)
PROVISION (BENEFIT) FOR INCOME TAXES .................................        1,764              --              --          (3,573)
                                                                       ------------    ------------    ------------    ------------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM ..............................       33,266        (920,520)        (31,574)       (176,757)
EXTRAORDINARY ITEM:
  Loss on early extinguishment of debt,
    net of applicable income tax of $0 and $3,804,000, respectively ..           --         (13,334)             --          (6,620)
                                                                       ------------    ------------    ------------    ------------
NET INCOME (LOSS) ....................................................       33,266        (933,854)        (31,574)       (183,377)
PREFERRED STOCK DIVIDENDS ............................................      (16,711)        (12,077)             --              --
                                                                       ------------    ------------    ------------    ------------
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS ................... $     16,555    $   (945,931)   $    (31,574)   $   (183,377)
                                                                       ============    ============    ============    ============
EARNINGS (LOSS) PER COMMON SHARE:
  EARNINGS (LOSS) PER COMMON SHARE-BASIC:
    Income (loss) before extraordinary item .......................... $       0.17    $      (9.83)   $      (0.45)   $      (2.69)
    Extraordinary item ...............................................           --           (0.14)             --           (0.10)
                                                                       ------------    ------------    ------------    ------------
    Net income (loss) ................................................ $       0.17    $      (9.97)   $      (0.45)   $      (2.79)
                                                                       ============    ============    ============    ============
  EARNINGS (LOSS) PER COMMON SHARE-ASSUMING DILUTION:
    Income (loss) before extraordinary item .......................... $       0.16    $      (9.83)   $      (0.45)   $      (2.69)
    Extraordinary item ...............................................           --           (0.14)             --           (0.10)
                                                                       ------------    ------------    ------------    ------------
    Net income (loss) ................................................ $       0.16    $      (9.97)   $      (0.45)   $      (2.79)
                                                                       ============    ============    ============    ============
  WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT
    SHARES OUTSTANDING (IN 000'S):
    Basic ............................................................       97,077          94,911          70,835          65,767
                                                                       ============    ============    ============    ============
    Assuming dilution ................................................      102,038          94,911          70,835          65,767
                                                                       ============    ============    ============    ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                               YEARS ENDED
                                                                              DECEMBER 31,        SIX MONTHS ENDED   YEAR ENDED
                                                                         ------------------------    DECEMBER 31,     JUNE 30,
                                                                            1999          1998          1997            1997
                                                                         ----------    ----------    ----------      ----------
                                                                                            ($ IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS) ....................................................   $   33,266    $ (933,854)   $  (31,574)     $ (183,377)
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO
  CASH PROVIDED BY OPERATING ACTIVITIES:
  Depreciation, depletion and amortization ...........................       99,516       152,204        62,028         105,591
  Impairment of oil and gas assets ...................................           --       826,000       110,000         236,000
  Impairment of other assets .........................................           --        55,000            --              --
  Deferred taxes .....................................................        1,764            --            --          (3,573)
  Amortization of loan costs .........................................        3,338         2,516           794           1,455
  Amortization of bond discount ......................................           84            98            41             217
  Bad debt expense ...................................................            9         1,589            40             299
  Gain on sale of Bayard stock .......................................           --            --       (73,840)             --
  Gain on sale of fixed assets .......................................         (459)          (90)         (209)         (1,593)
  Extraordinary loss .................................................           --        13,334            --           6,620
  Equity in (earnings) losses from investments and other .............        1,209           703           592            (499)
                                                                         ----------    ----------    ----------      ----------
  Cash provided by operating activities before changes in current
    assets and liabilities ...........................................      138,727       117,500        67,872         161,140
                                                                         ----------    ----------    ----------      ----------
CHANGES IN ASSETS AND LIABILITIES:
  (Increase) decrease in short-term investments ......................           --        12,027        92,127        (102,858)
  (Increase) decrease in accounts receivable .........................       17,592        12,191        (7,173)        (19,987)
  (Increase) decrease in inventory ...................................          743           168        (1,584)         (1,467)
  (Increase) decrease in other current assets ........................        3,614         7,637        (1,519)          1,466
  Increase (decrease) in accounts payable, accrued
    liabilities and other ............................................      (23,891)      (46,785)      (11,044)         48,085
  Increase (decrease) in current and non-current revenues
    and royalties due others .........................................        3,517        (8,099)          478          (2,290)
  Increase (decrease) in deferred income taxes .......................        4,720            --            --              --
                                                                         ----------    ----------    ----------      ----------
    Changes in assets and liabilities ................................        6,295       (22,861)       71,285         (77,051)
                                                                         ----------    ----------    ----------      ----------
    Cash provided by operating activities ............................      145,022        94,639       139,157          84,089
                                                                         ----------    ----------    ----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Exploration and development of oil and gas properties ..............     (153,268)     (259,710)     (187,252)       (465,367)
  Acquisitions of oil and gas companies and properties, net of
    cash acquired ....................................................      (49,893)     (279,924)           --              --
  Divestitures of oil and gas properties .............................       45,635        15,712            --              --
  Investment in preferred stock of Gothic Energy Corporation .........           --       (39,500)           --              --
  Net proceeds from sale of Bayard stock .............................           --            --        90,380              --
  Repayment of note receivable .......................................           --         2,000        18,000              --
  Proceeds from sale of investment in PanEast ........................           --        21,245            --              --
  Other proceeds from sales ..........................................        5,530         3,600            17           6,428
  Long-term loans made to third parties ..............................           --            --            --         (20,000)
  Investment in oil field service company ............................           --            --          (200)         (3,048)
  Increase in deferred charges .......................................       (5,865)           --            --              --
  Other investments ..................................................         (730)           --       (30,434)         (8,000)
  Other property and equipment additions .............................       (1,182)      (11,473)      (27,015)        (33,867)
                                                                         ----------    ----------    ----------      ----------
    Cash used in investing activities ................................     (159,773)     (548,050)     (136,504)       (523,854)
                                                                         ----------    ----------    ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock .............................           --            --            --         288,091
  Proceeds from long-term borrowings .................................      116,500       658,750            --         342,626
  Payments on long-term borrowings ...................................      (98,000)     (474,166)           --        (119,581)
  Dividends paid on common stock .....................................           --        (5,592)       (2,810)             --
  Dividends paid on preferred stock ..................................           --        (8,050)           --              --
  Proceeds from issuance of preferred stock ..........................           --       222,663            --              --
  Purchase of treasury stock and preferred stock .....................          (53)      (29,962)           --              --
  Cash received from exercise of stock options .......................          520           154           322           1,387
  Other financing ....................................................           --            --          (322)           (379)
                                                                         ----------    ----------    ----------      ----------
    Cash provided by (used in) financing activities ..................       18,967       363,797        (2,810)        512,144
                                                                         ----------    ----------    ----------      ----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH ..............................        4,922        (4,726)           --              --
                                                                         ----------    ----------    ----------      ----------
Net increase (decrease) in cash and cash equivalents .................        9,138       (94,340)         (157)         72,379
Cash and cash equivalents, beginning of period .......................       29,520       123,860       124,017          51,638
                                                                         ----------    ----------    ----------      ----------
Cash and cash equivalents, end of period .............................   $   38,658    $   29,520    $  123,860      $  124,017
                                                                         ==========    ==========    ==========      ==========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                                                                     YEARS ENDED
                                                                     DECEMBER 31,      SIX MONTHS ENDED  YEAR ENDED
                                                               -----------------------    DECEMBER 31,     JUNE 30,
                                                                  1999         1998          1997            1997
                                                               ----------   ----------    ----------      ----------
                                                                                ($ IN THOUSANDS)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
CASH PAYMENTS FOR:
  Interest, net of capitalized interest ....................   $   80,684   $   59,881    $   17,367      $   12,919
  Income taxes .............................................   $       --   $       --    $      500      $       --

DETAILS OF ACQUISITION OF ANSON PRODUCTION CORPORATION:
  Fair value of assets acquired ............................   $       --   $       --    $   43,000      $       --
  Accrued liability for estimated cash consideration .......   $       --   $       --    $  (15,500)     $       --
  Stock issued (3,792,724 shares) ..........................   $       --   $       --    $  (27,500)     $       --

DETAILS OF ACQUISITION OF DLB OIL & GAS, INC.:
  Fair value of assets acquired ............................   $       --   $  136,500    $       --      $       --
  Cash consideration .......................................   $       --   $  (17,500)   $       --      $       --
  Stock issued (5,000,000 shares) ..........................   $       --   $  (30,000)   $       --      $       --
  Debt assumed .............................................   $       --   $  (85,000)   $       --      $       --
  Acquisition costs paid ...................................   $       --   $   (4,000)   $       --      $       --

DETAILS OF ACQUISITION OF HUGOTON ENERGY CORPORATION:
  Fair value of assets acquired ............................   $       --   $  343,371    $       --      $       --
  Stock options granted ....................................   $       --   $   (2,050)   $       --      $       --
  Stock issued (25,790,146 shares) .........................   $       --   $ (206,321)   $       --      $       --
  Debt assumed .............................................   $       --   $ (120,000)   $       --      $       --
  Acquisition costs paid ...................................   $       --   $  (15,000)   $       --      $       --


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

    In November 1999, the Chief Executive Officer and Chief Operating Officer of Chesapeake tendered to Chesapeake Energy Marketing, Inc. ("CEMI") 2,320,107 shares of Chesapeake common stock in full satisfaction of two notes payable to CEMI with a combined outstanding balance of $7.6 million.

    During 1999, the Company issued a $2.2 million note payable as consideration for the acquisition of certain oil and gas properties.

    The Company had a financing arrangement with a vendor to supply certain oil and gas equipment inventory, which was terminated during the Transition Period. The total amount owed at June 30, 1997 was $1,380,000. No cash consideration is exchanged for inventory under this financing arrangement until actual draws on the inventory are made.

    In fiscal 1997, the Company recognized income tax benefits of $4,808,000 related to the disposition of stock options by directors and employees of the Company. The tax benefits were recorded as an adjustment to deferred income taxes and paid-in capital.

    Proceeds from the issuance of $500 million of 9.625% senior notes in April 1998 and $300 million of senior notes ($150 million of 7.875% senior notes and $150 million of 8.5% senior notes) in March 1997, are net of $11.7 million and $6.4 million, respectively, in offering fees and expenses which were deducted from the actual cash received.

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

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) AND
                           COMPREHENSIVE INCOME (LOSS)


                                                                                YEARS ENDED
                                                                                DECEMBER 31,        SIX MONTHS ENDED    YEAR ENDED
                                                                        --------------------------   DECEMBER 31,      JUNE 30,
                                                                            1999          1998           1997            1997
                                                                        ------------  ------------   ------------    ------------
                                                                                            ($ IN THOUSANDS)
PREFERRED STOCK:
  Balance, beginning of period ........................................ $    230,000  $         --   $         --    $         --
  Purchase of preferred stock .........................................         (180)           --             --              --
  Issuance of preferred stock .........................................           --       230,000             --              --
                                                                        ------------  ------------   ------------    ------------
  Balance, end of period ..............................................      229,820       230,000             --              --
                                                                        ------------  ------------   ------------    ------------
COMMON STOCK:
  Balance, beginning of period ........................................        1,052           743            703           3,008
  Issuance of 8,972,000 shares of common stock ........................           --            --             --              90
  Exercise of stock options and warrants ..............................            6            --              2              12
  Issuance of 3,792,724 shares of common stock
    to AnSon Production Corporation ...................................           --            --             38              --
  Issuance of 25,790,146 shares of common stock to
    Hugoton Energy Corporation ........................................           --           258             --              --
  Issuance of 5,000,000 shares of common stock to
    DLB Oil and Gas, Inc. .............................................           --            50             --              --
  Change in par value and other .......................................            1             1             --          (2,407)
                                                                        ------------  ------------   ------------    ------------
  Balance, end of period ..............................................        1,059         1,052            743             703
                                                                        ------------  ------------   ------------    ------------
PAID-IN CAPITAL:
  Balance, beginning of period ........................................      682,263       460,770        432,991         136,782
  Exercise of stock options and warrants ..............................          514           153            320           1,375
  Issuance of common stock ............................................           --       236,013         27,459         301,593
  Offering expenses and other .........................................            1       (16,723)            --         (13,974)
  Stock options issued in Hugoton purchase ............................           --         2,050             --              --
  Purchase of preferred stock at discount .............................          127            --             --              --
  Tax benefit from exercise of stock options ..........................           --            --             --           4,808
  Change in par value .................................................           --            --             --           2,407
                                                                        ------------  ------------   ------------    ------------
  Balance, end of period ..............................................      682,905       682,263        460,770         432,991
                                                                        ------------  ------------   ------------    ------------
ACCUMULATED EARNINGS (DEFICIT):
  Balance, beginning of period ........................................   (1,127,195)     (181,270)      (146,805)         37,977
  Net income (loss) ...................................................       33,266      (933,854)       (31,574)       (183,377)
  Dividends on common stock ...........................................           --        (4,021)        (2,891)         (1,405)
  Dividends on preferred stock ........................................           --        (8,050)            --              --
                                                                        ------------  ------------   ------------    ------------
  Balance, end of period ..............................................   (1,093,929)   (1,127,195)      (181,270)       (146,805)
                                                                        ------------  ------------   ------------    ------------
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
  Balance, beginning of period ........................................       (4,726)          (37)            --              --
  Foreign currency translation adjustments ............................        4,922        (4,689)           (37)             --
                                                                        ------------  ------------   ------------    ------------
  Balance, end of period ..............................................          196        (4,726)           (37)             --
                                                                        ------------  ------------   ------------    ------------
TREASURY STOCK - COMMON:
  Balance, beginning of period ........................................      (29,962)           --             --              --
  Exchange of notes receivable for common stock from related parties ..       (7,633)      (29,962)            --              --
                                                                        ------------  ------------   ------------    ------------
  Balance, end of period ..............................................      (37,595)      (29,962)            --              --
                                                                        ------------  ------------   ------------    ------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT) .................................. $   (217,544) $   (248,568)  $    280,206    $    286,889
                                                                        ============  ============   ============    ============

COMPREHENSIVE INCOME (LOSS):

  Net income (loss) ................................................... $     33,266  $   (933,854)  $    (31,574)   $   (183,377)
  Other comprehensive income (loss) - foreign currency translation
  adjustments .........................................................        4,922        (4,689)           (37)             --
                                                                        ------------  ------------   ------------    ------------
  Comprehensive income (loss) ......................................... $     38,188  $   (938,543)  $    (31,611)   $   (183,377)
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

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Company

    The Company is an oil and natural gas exploration and production company engaged in the acquisition, exploration, and development of properties for the production of crude oil and natural gas from underground reservoirs. The Company's properties are located in Oklahoma, Texas, Arkansas, Louisiana, Kansas, Montana, Colorado, North Dakota, New Mexico and British Columbia and Saskatchewan, Canada.

    These consolidated financial statements relate to the years ended December 31, 1999 ("1999"), December 31, 1998 ("1998") and June 30, 1997 ("fiscal 1997").
The Company changed its fiscal year end from June 30 to December 31 in 1997. The Company's results of operations and cash flows for the six months ended December 31, 1997 (the "Transition Period") are also included in these consolidated financial statements.

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

Oil and Gas Properties

    The Company follows the full-cost method of accounting under which all costs associated with property acquisition, exploration and development activities are capitalized. The Company capitalizes internal costs that can be directly identified with its acquisition, exploration and development activities and does not include any costs related to production, general corporate overhead or similar activities (see Note 11). Capitalized costs are amortized on a composite unit-of-production method based on proved oil and gas reserves. As of December 31, 1999, approximately 66% of the Company's proved reserve value (based on SEC PV10%) was evaluated by independent petroleum engineers, with the balance evaluated by the Company's engineers. In addition, the company's engineers evaluate all properties quarterly. The average composite rates used for depreciation, depletion and amortization were $0.71 ($0.73 in U.S. and $0.52 in Canada) per equivalent Mcf in 1999, $1.13 ($1.17 in U.S. and $0.43 in Canada) per equivalent Mcf in 1998, $1.57 per equivalent Mcf in the Transition Period and $1.31 per equivalent Mcf in fiscal 1997. The Company did not have operations in Canada prior to 1998.

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

    The Company reviews the carrying value of its oil and gas properties under the full-cost accounting rules of the Securities and Exchange Commission on a quarterly basis. Under these rules, capitalized costs, less accumulated amortization and related deferred income taxes, may not exceed an amount equal to the sum of the present value of estimated future net revenues less estimated future expenditures to be incurred in developing and producing the proved reserves, less any related income tax effects. During 1998, capitalized costs of oil and gas properties exceeded the estimated present value of future net revenues from the Company's proved reserves, net of related income tax considerations, resulting in writedowns in the carrying value of oil and gas properties of $826 million. During the Transition Period, capitalized costs of oil and gas properties exceeded the estimated present value of future net revenues from the Company's proved reserves, net of related income tax considerations, resulting in a writedown in the carrying value of oil and gas properties of $110 million. During fiscal 1997, capitalized costs of oil and gas properties exceeded the estimated present value of future net revenues from the Company's proved reserves, net of related income tax considerations, resulting in a writedown in the carrying value of oil and gas properties of $236 million.

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

Capitalized Interest

    During 1999, 1998, the Transition Period and fiscal 1997, interest of approximately $3.5 million, $6.5 million, $5.1 million and $12.9 million, respectively, was capitalized on significant investments in unproved properties that were not being currently depreciated, depleted, or amortized and on which exploration activities were in progress.

Income Taxes

    The Company has adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109"). SFAS 109 requires deferred tax liabilities or assets to be recognized for the anticipated future tax effects of temporary differences that arise as a result of the differences in the carrying amounts and the tax bases of assets and liabilities.

Net Income (Loss) Per Share

    Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128") requires presentation of "basic" and "diluted" earnings per share, as defined, on the face of the statement of operations for all entities with complex capital structures. SFAS 128 requires a reconciliation of the numerator and denominator of the basic and diluted EPS computations. For 1998, the Transition Period and fiscal 1997, there was no difference between actual weighted average shares outstanding, which are used in computing basic EPS, and diluted weighted average shares, which are used in computing diluted EPS. Options to purchase 12.9 million, 11.3 million, 8.3 million and 7.9 million shares of common stock at weighted average exercise prices of $1.76, $1.86, $5.49 and $7.09 were outstanding during 1999, 1998, the Transition Period and fiscal 1997 but were not included in the computation of diluted EPS because the effect of these outstanding options would be antidilutive. A reconciliation for 1999 is as follows:

                                                           INCOME            SHARES          PER SHARE
                                                         (NUMERATOR)      (DENOMINATOR)       AMOUNT
                                                         -----------      -------------       ------
         FOR THE YEAR ENDED DECEMBER 31, 1999:
         BASIC EPS
         Income available to common stockholders.......   $ 16,555            97,077          $  0.17
                                                                                              =======
         EFFECT OF DILUTIVE SECURITIES
         Employee stock options........................         --             4,961
                                                          --------          --------
         DILUTED EPS
         Income available to common stockholders
            and assumed conversions....................   $ 16,555           102,038          $  0.16
                                                          ========          ========          =======

Gas Imbalances -- Revenue Recognition

    Revenues from the sale of oil and gas production are recognized when title passes, net of royalties. The Company follows the "sales method" of accounting for its gas revenue whereby the Company recognizes sales revenue on all gas sold to its purchasers, regardless of whether the sales are proportionate to the Company's ownership in the property. A liability is recognized only to the extent that the Company has a net imbalance in excess of the remaining gas reserves on the underlying properties. The Company's net imbalance positions at December 31, 1999 and 1998 were not material.

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

Debt Issue Costs

    Included in other assets are costs associated with the issuance of the senior notes. The remaining unamortized costs on these issuances of senior notes at December 31, 1999 totaled $16.6 million and are being amortized over the life of the senior notes.

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

Reclassifications

    Certain reclassifications have been made to the consolidated financial statements for 1998, the Transition Period, and fiscal 1997 to conform to the presentation used for the 1999 consolidated financial statements.

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

    The senior note indentures also limit the Company's ability to make restricted payments (as defined), including the payment of preferred stock dividends, unless certain tests are met. From December 31, 1998 through December 31, 1999, the Company was unable to meet the requirements to incur additional unsecured indebtedness, and consequently was not able to pay cash dividends on its 7% cumulative convertible preferred stock. The Company had accumulated dividends in arrears of $19.3 million related to its preferred stock as of February 29, 2000. Subsequent payments will be subject to the same restrictions and are dependent upon variables that are beyond the Company's ability to predict. This restriction does not affect the Company's ability to borrow under or expand its secured commercial bank facility. If the Company fails to pay dividends for six quarterly periods, the holders of preferred stock will be entitled to elect two new directors to the Board. Based on current projections of cash flow and fixed charges, the Company does not expect to be able to pay a dividend on the preferred stock on May 1, 2000, which would be the sixth consecutive dividend payment date on which dividends have not been paid.

    Set forth below are condensed consolidating financial statements of the Guarantor Subsidiaries, the Company's subsidiaries which are not guarantors of the Senior Notes (the "Non-Guarantor Subsidiaries") and the Company. Separate audited financial statements of each Guarantor Subsidiary have not been provided because management has determined that they are not material to investors.

    Chesapeake Energy Marketing, Inc. ("CEMI") was a Non-Guarantor Subsidiary for all periods presented. The following were additional Non-Guarantor
Subsidiaries: Chesapeake Acquisition Corporation during the Transition Period and Chesapeake Canada Corporation during fiscal 1997. All of the Company's other subsidiaries were Guarantor Subsidiaries during all periods presented.

                      CONDENSED CONSOLIDATING BALANCE SHEET
                             AS OF DECEMBER 31, 1999
                                ($ IN THOUSANDS)



                                                       ASSETS


                                                             NON-
                                           GUARANTOR      GUARANTOR
                                          SUBSIDIARIES   SUBSIDIARIES      COMPANY     ELIMINATIONS   CONSOLIDATED
                                          ------------   ------------   ------------   ------------   ------------
CURRENT ASSETS:
  Cash and cash equivalents ............  $     (6,964)  $     20,409   $     25,405   $         --   $     38,850
  Accounts receivable ..................        45,170         18,297             73        (12,475)        51,065
  Inventory ............................         4,183            399             --             --          4,582
  Other ................................         1,997            700            352             --          3,049
                                          ------------   ------------   ------------   ------------   ------------
          Total Current Assets .........        44,386         39,805         25,830        (12,475)        97,546
                                          ------------   ------------   ------------   ------------   ------------
PROPERTY AND EQUIPMENT:
  Oil and gas properties ...............     2,311,633          3,715             --             --      2,315,348
  Unevaluated leasehold ................        40,008             --             --             --         40,008
  Other property and equipment .........        29,088         20,521         18,103             --         67,712
  Less: accumulated depreciation,
     depletion and amortization ........    (1,683,890)       (18,205)        (1,876)            --     (1,703,971)
                                          ------------   ------------   ------------   ------------   ------------
          Net Property and Equipment ...       696,839          6,031         16,227             --        719,097
                                          ------------   ------------   ------------   ------------   ------------
INVESTMENTS IN SUBSIDIARIES AND
  INTERCOMPANY ADVANCES ................       806,180             --        493,738     (1,299,918)            --
                                          ------------   ------------   ------------   ------------   ------------
OTHER ASSETS ...........................        16,402          8,409         16,765         (7,686)        33,890
                                          ------------   ------------   ------------   ------------   ------------
TOTAL ASSETS ...........................  $  1,563,807   $     54,245   $    552,560   $ (1,320,079)  $    850,533
                                          ============   ============   ============   ============   ============


                                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Notes payable and current
     maturities of long-term debt ......  $         --   $        763   $         --   $         --   $        763
  Accounts payable and other ...........        63,194         19,265         17,466        (12,502)        87,423
                                          ------------   ------------   ------------   ------------   ------------
          Total Current Liabilities ....        63,194         20,028         17,466        (12,502)        88,186
                                          ------------   ------------   ------------   ------------   ------------
LONG-TERM DEBT .........................        43,500          1,437        919,160             --        964,097
                                          ------------   ------------   ------------   ------------   ------------
REVENUES AND ROYALTIES DUE
  OTHERS ...............................         9,310             --             --             --          9,310
                                          ------------   ------------   ------------   ------------   ------------
DEFERRED INCOME TAXES ..................         6,484             --             --             --          6,484
                                          ------------   ------------   ------------   ------------   ------------
INTERCOMPANY PAYABLES ..................     1,356,466         (2,450)    (1,354,043)            27             --
                                          ------------   ------------   ------------   ------------   ------------
STOCKHOLDERS' EQUITY (DEFICIT):
  Common Stock .........................            27              1          1,048            (17)         1,059
  Other ................................        84,826         35,229        968,929     (1,307,587)      (218,603)
                                          ------------   ------------   ------------   ------------   ------------
                                                84,853         35,230        969,977     (1,307,604)      (217,544)
                                          ------------   ------------   ------------   ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT) .....................  $  1,563,807   $     54,245   $    552,560   $ (1,320,079)  $    850,533
                                          ============   ============   ============   ============   ============

                      CONDENSED CONSOLIDATING BALANCE SHEET
                             AS OF DECEMBER 31, 1998
                                ($ IN THOUSANDS)

                                                         ASSETS


                                                                  NON-
                                                GUARANTOR      GUARANTOR
                                               SUBSIDIARIES   SUBSIDIARIES     COMPANY      ELIMINATIONS   CONSOLIDATED
                                               ------------   ------------   ------------   ------------   ------------
CURRENT ASSETS:

  Cash and cash equivalents .................  $    (11,565)  $      7,000   $     39,839   $         --   $     35,274
  Accounts receivable .......................        54,384         29,641            270         (7,996)        76,299
  Inventory .................................         4,919            406             --             --          5,325
  Other .....................................           721             15            365             --          1,101
                                               ------------   ------------   ------------   ------------   ------------
          Total Current Assets ..............        48,459         37,062         40,474         (7,996)       117,999
                                               ------------   ------------   ------------   ------------   ------------
PROPERTY AND EQUIPMENT:
  Oil and gas properties ....................     2,142,943             --             --             --      2,142,943
  Unevaluated leasehold .....................        52,687             --             --             --         52,687
  Other property and equipment ..............        47,628         15,109         16,981             --         79,718
  Less: accumulated depreciation,
     depletion and amortization .............    (1,601,931)        (8,036)        (1,390)            --     (1,611,357)
                                               ------------   ------------   ------------   ------------   ------------
         Net Property and Equipment .........       641,327          7,073         15,591             --        663,991
                                               ------------   ------------   ------------   ------------   ------------
INVESTMENTS IN SUBSIDIARIES AND
  INTERCOMPANY ADVANCES .....................       473,578             --        481,150       (954,728)            --
                                               ------------   ------------   ------------   ------------   ------------
OTHER ASSETS ................................        10,610            560         19,455             --         30,625
                                               ------------   ------------   ------------   ------------   ------------
TOTAL ASSETS ................................  $  1,173,974   $     44,695   $    556,670   $   (962,724)  $    812,615
                                               ============   ============   ============   ============   ============


                                     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Notes payable and current
     maturities of long-term debt ...........  $     25,000   $         --   $         --   $         --   $     25,000
  Accounts payable and other ................        80,786         15,992         17,529         (8,023)       106,284
                                               ------------   ------------   ------------   ------------   ------------
          Total Current Liabilities .........       105,786         15,992         17,529         (8,023)       131,284
                                               ------------   ------------   ------------   ------------   ------------
LONG-TERM DEBT ..............................            --             --        919,076             --        919,076
                                               ------------   ------------   ------------   ------------   ------------
REVENUES AND ROYALTIES DUE
  OTHERS ....................................        10,823             --             --             --         10,823
                                               ------------   ------------   ------------   ------------   ------------
DEFERRED INCOME TAXES .......................            --             --             --             --             --
                                               ------------   ------------   ------------   ------------   ------------
INTERCOMPANY PAYABLES .......................     1,338,948         11,376     (1,350,351)            27             --
                                               ------------   ------------   ------------   ------------   ------------
STOCKHOLDERS' EQUITY (DEFICIT):
  Common Stock ..............................            26              1          1,042            (17)         1,052
  Other .....................................      (281,609)        17,326        969,374       (954,711)      (249,620)
                                               ------------   ------------   ------------   ------------   ------------
                                                   (281,583)        17,327        970,416       (954,728)      (248,568)
                                               ------------   ------------   ------------   ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT) ..........................  $  1,173,974   $     44,695   $    556,670   $   (962,724)  $    812,615
                                               ============   ============   ============   ============   ============

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                ($ IN THOUSANDS)

                                                                             NON-
                                                           GUARANTOR      GUARANTOR
                                                          SUBSIDIARIES   SUBSIDIARIES     COMPANY      ELIMINATIONS   CONSOLIDATED
                                                          ------------   ------------   ------------   ------------   ------------
FOR THE YEAR ENDED DECEMBER 31, 1999:
REVENUES:
Oil and gas sales ......................................  $    279,740   $         --   $         --   $        705   $    280,445
Oil and gas marketing sales ............................            --        194,605             --       (120,104)        74,501
                                                          ------------   ------------   ------------   ------------   ------------
Total Revenues .........................................       279,740        194,605             --       (119,399)       354,946
                                                          ------------   ------------   ------------   ------------   ------------
OPERATING COSTS:
Production expenses and taxes ..........................        59,158            404             --             --         59,562
Oil and gas marketing expenses .........................            --        190,932             --       (119,399)        71,533
Impairment of oil and gas properties ...................            --             --             --             --             --
Impairment of other assets .............................            --             --             --             --             --
Oil and gas depreciation, depletion and amortization ...        94,649            395             --             --         95,044
Other depreciation and amortization ....................         4,474             80          3,256             --          7,810
General and administrative .............................        12,143          1,251             83             --         13,477
                                                          ------------   ------------   ------------   ------------   ------------
Total Operating Costs ..................................       170,424        193,062          3,339       (119,399)       247,426
                                                          ------------   ------------   ------------   ------------   ------------
INCOME (LOSS) FROM OPERATIONS ..........................       109,316          1,543         (3,339)            --        107,520
                                                          ------------   ------------   ------------   ------------   ------------
OTHER INCOME (EXPENSE):
Interest and other income ..............................         3,257          4,823         84,120        (83,638)         8,562
Interest expense .......................................       (82,852)           (96)       (81,742)        83,638        (81,052)
                                                          ------------   ------------   ------------   ------------   ------------
                                                               (79,595)         4,727          2,378             --        (72,490)
                                                          ------------   ------------   ------------   ------------   ------------
INCOME (LOSS) BEFORE INCOME TAXES AND
  EXTRAORDINARY ITEM ...................................        29,721          6,270           (961)            --         35,030
INCOME TAX EXPENSE (BENEFIT) ...........................         1,764             --             --             --          1,764
                                                          ------------   ------------   ------------   ------------   ------------
NET INCOME (LOSS) BEFORE
  EXTRAORDINARY ITEM ...................................        27,957          6,270           (961)            --         33,266
EXTRAORDINARY ITEM:
  Loss on early extinguishment of debt,
    net of applicable income tax .......................            --             --             --             --             --
                                                          ------------   ------------   ------------   ------------   ------------
NET INCOME (LOSS) ......................................  $     27,957   $      6,270   $       (961)  $         --   $     33,266
                                                          ============   ============   ============   ============   ============

                                                                             NON-
                                                           GUARANTOR      GUARANTOR
                                                          SUBSIDIARIES   SUBSIDIARIES     COMPANY      ELIMINATIONS   CONSOLIDATED
                                                          ------------   ------------   ------------   ------------   ------------
FOR THE YEAR ENDED DECEMBER 31, 1998:
REVENUES:
Oil and gas sales ......................................  $    254,541   $         --   $         --   $      2,346   $    256,887
Oil and gas marketing sales ............................            --        225,195             --       (104,136)       121,059
                                                          ------------   ------------   ------------   ------------   ------------
Total Revenues .........................................       254,541        225,195             --       (101,790)       377,946
                                                          ------------   ------------   ------------   ------------   ------------
OPERATING COSTS:
Production expenses and taxes ..........................        59,497             --             --             --         59,497
Oil and gas marketing expenses .........................            --        220,798             --       (101,790)       119,008
Impairment of oil and gas properties ...................       826,000             --             --             --        826,000
Impairment of other assets .............................        47,000          8,000             --             --         55,000
Oil and gas depreciation, depletion and amortization ...       146,644             --             --             --        146,644
Other depreciation and amortization ....................         5,204            126          2,746             --          8,076
General and administrative .............................        18,081          1,766             71             --         19,918
                                                          ------------   ------------   ------------   ------------   ------------
Total Operating Costs ..................................     1,102,426        230,690          2,817       (101,790)     1,234,143
                                                          ------------   ------------   ------------   ------------   ------------
INCOME (LOSS) FROM OPERATIONS ..........................      (847,885)        (5,495)        (2,817)            --       (856,197)
                                                          ------------   ------------   ------------   ------------   ------------
OTHER INCOME (EXPENSE):
Interest and other income ..............................           649          2,259        100,886        (99,868)         3,926
Interest expense .......................................       (96,214)          (382)       (71,521)        99,868        (68,249)
                                                          ------------   ------------   ------------   ------------   ------------
                                                               (95,565)         1,877         29,365             --        (64,323)
                                                          ------------   ------------   ------------   ------------   ------------
INCOME (LOSS) BEFORE INCOME TAXES AND
  EXTRAORDINARY ITEM ...................................      (943,450)        (3,618)        26,548             --       (920,520)
INCOME TAX EXPENSE (BENEFIT) ...........................            --             --             --             --             --
                                                          ------------   ------------   ------------   ------------   ------------
NET INCOME (LOSS) BEFORE
  EXTRAORDINARY ITEM ...................................      (943,450)        (3,618)        26,548             --       (920,520)
EXTRAORDINARY ITEM:
  Loss on early extinguishment of debt,
    net of applicable income tax .......................        (2,164)            --        (11,170)            --        (13,334)
                                                          ------------   ------------   ------------   ------------   ------------
NET INCOME (LOSS) ......................................  $   (945,614)  $     (3,618)  $     15,378   $         --   $   (933,854)
                                                          ============   ============   ============   ============   ============

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                ($ IN THOUSANDS)


                                                                             NON-
                                                           GUARANTOR      GUARANTOR
                                                          SUBSIDIARIES   SUBSIDIARIES     COMPANY      ELIMINATIONS   CONSOLIDATED
                                                          ------------   ------------   ------------   ------------   ------------

FOR THE SIX MONTHS ENDED DECEMBER 31, 1997:
REVENUES:
Oil and gas sales ........................................ $     93,384   $      1,199   $         --   $      1,074   $     95,657
Oil and gas marketing sales ..............................           --        101,689             --        (43,448)        58,241
                                                           ------------   ------------   ------------   ------------   ------------
Total Revenues ...........................................       93,384        102,888             --        (42,374)       153,898
                                                           ------------   ------------   ------------   ------------   ------------
OPERATING COSTS:
Production expenses and taxes ............................        9,905            189             --             --         10,094
Oil and gas marketing expenses ...........................           --        100,601             --        (42,374)        58,227
Impairment of oil and gas properties .....................       96,000         14,000             --             --        110,000
Oil and gas depreciation, depletion and amortization .....       59,758            650             --             --         60,408
Other depreciation and amortization ......................        1,383             40            991             --          2,414
General and administrative ...............................        4,598          1,132            117             --          5,847
                                                           ------------   ------------   ------------   ------------   ------------
Total Operating Costs ....................................      171,644        116,612          1,108        (42,374)       246,990
                                                           ------------   ------------   ------------   ------------   ------------
INCOME (LOSS) FROM OPERATIONS ............................      (78,260)       (13,724)        (1,108)            --        (93,092)
                                                           ------------   ------------   ------------   ------------   ------------
OTHER INCOME (EXPENSE):
Interest and other income ................................          515            192        110,751        (32,492)        78,966
Interest expense .........................................      (27,481)           (39)       (22,420)        32,492        (17,448)
                                                           ------------   ------------   ------------   ------------   ------------
                                                                (26,966)           153         88,331             --         61,518
                                                           ------------   ------------   ------------   ------------   ------------
INCOME (LOSS) BEFORE INCOME TAXES AND
  EXTRAORDINARY ITEM .....................................     (105,226)       (13,571)        87,223             --        (31,574)
INCOME TAX EXPENSE (BENEFIT) .............................           --             --             --             --             --
                                                           ------------   ------------   ------------   ------------   ------------
NET INCOME (LOSS) BEFORE
  EXTRAORDINARY ITEM .....................................     (105,226)       (13,571)        87,223             --        (31,574)
EXTRAORDINARY ITEM .......................................           --             --             --             --             --
                                                           ------------   ------------   ------------   ------------   ------------
NET INCOME (LOSS) ........................................ $   (105,226)  $    (13,571)  $     87,223   $         --   $    (31,574)
                                                           ============   ============   ============   ============   ============

                                                                             NON-
                                                           GUARANTOR      GUARANTOR
                                                          SUBSIDIARIES   SUBSIDIARIES     COMPANY      ELIMINATIONS   CONSOLIDATED
                                                          ------------   ------------   ------------   ------------   ------------

FOR THE YEAR ENDED JUNE 30, 1997:
REVENUES:
Oil and gas sales ........................................ $    191,303   $         --   $         --   $      1,617   $    192,920
Oil and gas marketing sales ..............................           --        145,942             --        (69,770)        76,172
                                                           ------------   ------------   ------------   ------------   ------------
Total Revenues ...........................................      191,303        145,942             --        (68,153)       269,092
                                                           ------------   ------------   ------------   ------------   ------------
OPERATING COSTS:
Production expenses and taxes ............................       15,107             --             --             --         15,107
Oil and gas marketing expenses ...........................           --        143,293             --        (68,153)        75,140
Impairment of oil and gas properties .....................      236,000             --             --             --        236,000
Oil and gas depreciation, depletion and amortization .....      103,264             --             --             --        103,264
Other depreciation and amortization ......................        2,152             80          1,550             --          3,782
General and administrative ...............................        6,313            921          1,568             --          8,802
                                                           ------------   ------------   ------------   ------------   ------------
Total Operating Costs ....................................      362,836        144,294          3,118        (68,153)       442,095
                                                           ------------   ------------   ------------   ------------   ------------
INCOME (LOSS) FROM OPERATIONS ............................     (171,533)         1,648         (3,118)            --       (173,003)
                                                           ------------   ------------   ------------   ------------   ------------
OTHER INCOME (EXPENSE):
Interest and other income ................................          778            749         49,224        (39,528)        11,223
Interest expense .........................................      (37,644)           (10)       (20,424)        39,528        (18,550)
                                                           ------------   ------------   ------------   ------------   ------------
                                                                (36,866)           739         28,800             --         (7,327)
                                                           ------------   ------------   ------------   ------------   ------------
INCOME (LOSS) BEFORE INCOME TAXES AND
  EXTRAORDINARY ITEM .....................................     (208,399)         2,387         25,682             --       (180,330)
INCOME TAX EXPENSE (BENEFIT) .............................       (4,129)            47            509             --         (3,573)
                                                           ------------   ------------   ------------   ------------   ------------
NET INCOME (LOSS) BEFORE
  EXTRAORDINARY ITEM .....................................     (204,270)         2,340         25,173             --       (176,757)
EXTRAORDINARY ITEM:
  Loss on early extinguishment of debt, net of
     applicable income tax ...............................         (769)            --         (5,851)            --         (6,620)
                                                           ------------   ------------   ------------   ------------   ------------

NET INCOME (LOSS) ........................................ $   (205,039)  $      2,340   $     19,322   $         --   $   (183,377)
                                                           ============   ============   ============   ============   ============

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                                ($ IN THOUSANDS)


                                                                            NON-
                                                          GUARANTOR      GUARANTOR
                                                         SUBSIDIARIES   SUBSIDIARIES     COMPANY      ELIMINATIONS   CONSOLIDATED
                                                         ------------   ------------   ------------   ------------   ------------

FOR THE YEAR ENDED DECEMBER 31, 1999:
CASH FLOWS FROM OPERATING ACTIVITIES ..................  $    135,303   $      7,193   $      2,526   $         --   $    145,022
                                                         ------------   ------------   ------------   ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Oil and gas properties, net .........................      (159,888)         2,362             --             --       (157,526)
  Proceeds from sale of assets ........................         2,082          3,448             --             --          5,530
  Other investments ...................................          (480)          (250)            --             --           (730)
  Other additions .....................................        (5,777)           (72)        (1,198)            --         (7,047)
                                                         ------------   ------------   ------------   ------------   ------------
                                                             (164,063)         5,488         (1,198)            --       (159,773)
                                                         ------------   ------------   ------------   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term borrowings ..................       116,500             --             --             --        116,500
  Payments on long-term borrowings ....................       (98,000)            --             --             --        (98,000)
  Cash paid for purchase of preferred stock ...........            --            (53)            --             --            (53)
  Exercise of stock options ...........................            --             --            520             --            520
  Intercompany advances, net ..........................        15,501            781        (16,282)            --             --
                                                         ------------   ------------   ------------   ------------   ------------
                                                               34,001            728        (15,762)            --         18,967
                                                         ------------   ------------   ------------   ------------   ------------
EFFECT OF EXCHANGE RATE CHANGES
  ON CASH .............................................         4,922             --             --             --          4,922
                                                         ------------   ------------   ------------   ------------   ------------
Net increase (decrease) in cash and cash
  Equivalents .........................................        10,163         13,409        (14,434)            --          9,138
Cash, beginning of period .............................       (17,319)         7,000         39,839             --         29,520
                                                         ------------   ------------   ------------   ------------   ------------
Cash, end of period ...................................  $     (7,156)  $     20,409   $     25,405   $         --   $     38,658
                                                         ============   ============   ============   ============   ============

                                                                            NON-
                                                          GUARANTOR      GUARANTOR
                                                         SUBSIDIARIES   SUBSIDIARIES     COMPANY      ELIMINATIONS   CONSOLIDATED
                                                         ------------   ------------   ------------   ------------   ------------

FOR THE YEAR ENDED DECEMBER 31, 1998:
CASH FLOWS FROM OPERATING ACTIVITIES ..................  $     66,960   $    (13,137)  $     40,816   $         --   $     94,639
                                                         ------------   ------------   ------------   ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Oil and gas properties ..............................      (523,922)            --             --             --       (523,922)
  Proceeds from sale of assets ........................            --             --          3,600             --          3,600
  Investment in preferred stock of Gothic Energy
     Corporation ......................................       (39,500)            --             --             --        (39,500)
  Repayment of note receivable ........................         2,000             --             --             --          2,000
  Proceeds from sale of PanEast Petroleum Corporation .            --             --         21,245             --         21,245
  Other additions .....................................        (2,510)         8,408        (17,371)            --        (11,473)
                                                         ------------   ------------   ------------   ------------   ------------
                                                             (563,932)         8,408          7,474             --       (548,050)
                                                         ------------   ------------   ------------   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term borrowings ..................            --             --        658,750             --        658,750
  Payments on long-term borrowings ....................            --             --       (474,166)            --       (474,166)
  Cash received from issuance of preferred stock ......            --             --        222,663             --        222,663
  Cash paid for purchase of treasury stock ............            --             --        (29,962)            --        (29,962)
  Dividends paid on common stock and preferred stock ..            --             --        (13,642)            --        (13,642)
  Exercise of stock options ...........................            --             --            154             --            154
  Intercompany advances, net ..........................       476,663          6,035       (482,698)            --             --
                                                         ------------   ------------   ------------   ------------   ------------
                                                              476,663          6,035       (118,901)            --        363,797
                                                         ------------   ------------   ------------   ------------   ------------
EFFECT OF EXCHANGE RATE CHANGES
  ON CASH .............................................        (4,726)            --             --             --         (4,726)
                                                         ------------   ------------   ------------   ------------   ------------
Net increase (decrease) in cash and cash
  Equivalents .........................................       (25,035)         1,306        (70,611)            --        (94,340)
Cash, beginning of period .............................          (284)        13,694        110,450             --        123,860
                                                         ------------   ------------   ------------   ------------   ------------
Cash, end of period ...................................  $    (25,319)  $     15,000   $     39,839   $         --   $     29,520
                                                         ============   ============   ============   ============   ============

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                                ($ IN THOUSANDS)


                                                                       NON-
                                                      GUARANTOR      GUARANTOR
                                                     SUBSIDIARIES   SUBSIDIARIES     COMPANY      ELIMINATIONS   CONSOLIDATED
                                                     ------------   ------------   ------------   ------------   ------------

FOR THE SIX MONTHS ENDED DECEMBER 31, 1997:
CASH FLOWS FROM OPERATING ACTIVITIES ..............  $     28,598   $    (10,842)  $    121,401   $         --   $    139,157
                                                     ------------   ------------   ------------   ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Oil and gas properties ..........................      (187,252)            --             --             --       (187,252)
  Investment in service operations ................          (200)            --             --             --           (200)
  Other investments ...............................       (26,472)            --         99,380             --         72,908
  Other additions .................................       (22,864)         1,357           (453)            --        (21,960)
                                                     ------------   ------------   ------------   ------------   ------------
                                                         (236,788)         1,357         98,927             --       (136,504)
                                                     ------------   ------------   ------------   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid on common stock ..................            --             --         (2,810)            --         (2,810)
  Exercise of stock options .......................            --             --            322             --            322
  Other financing .................................            --           (322)            --             --           (322)
  Intercompany advances, net ......................       214,135         19,443       (233,578)            --             --
                                                     ------------   ------------   ------------   ------------   ------------
                                                          214,135         19,121       (236,066)            --         (2,810)
                                                     ------------   ------------   ------------   ------------   ------------
Net increase (decrease) in cash and cash
  Equivalents .....................................         5,945          9,636        (15,738)            --           (157)
Cash, beginning of period .........................        (6,534)         4,363        126,188             --        124,017
                                                     ------------   ------------   ------------   ------------   ------------
Cash, end of period ...............................  $       (589)  $     13,999   $    110,450   $         --   $    123,860
                                                     ============   ============   ============   ============   ============

                                                                       NON-
                                                      GUARANTOR      GUARANTOR
                                                     SUBSIDIARIES   SUBSIDIARIES     COMPANY      ELIMINATIONS   CONSOLIDATED
                                                     ------------   ------------   ------------   ------------   ------------
FOR THE YEAR ENDED JUNE 30, 1997:
CASH FLOWS FROM OPERATING ACTIVITIES ..............  $    165,850   $    (11,008)  $    (70,753)  $         --   $     84,089
                                                     ------------   ------------   ------------   ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Oil and gas properties ..........................      (465,424)            57             --             --       (465,367)
  Proceeds from sale of assets ....................         6,428             --             --             --          6,428
  Investment in service operations ................        (3,048)            --             --             --         (3,048)
  Long-term loans to third parties ................        (2,000)            --        (18,000)            --        (20,000)
  Other investments ...............................            --             --         (8,000)            --         (8,000)
  Other additions .................................       (24,318)        (1,999)        (7,550)            --        (33,867)
                                                     ------------   ------------   ------------   ------------   ------------
                                                         (488,362)        (1,942)       (33,550)            --       (523,854)
                                                     ------------   ------------   ------------   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings ........................        50,000             --        292,626             --        342,626
  Payments on borrowings ..........................      (118,901)            --           (680)            --       (119,581)
  Exercise of stock options .......................            --             --          1,387             --          1,387
  Issuance of common stock ........................            --             --        288,091             --        288,091
  Other financing .................................            --             --           (379)            --           (379)
  Intercompany advances, net ......................       380,735         14,645       (395,380)            --             --
                                                     ------------   ------------   ------------   ------------   ------------
                                                          311,834         14,645        185,665             --        512,144
                                                     ------------   ------------   ------------   ------------   ------------
Net increase (decrease) in cash and cash
  equivalents .....................................       (10,678)         1,695         81,362             --         72,379
Cash, beginning of period .........................         4,144          2,668         44,826             --         51,638
                                                     ------------   ------------   ------------   ------------   ------------
Cash, end of period ...............................  $     (6,534)  $      4,363   $    126,188   $         --   $    124,017
                                                     ============   ============   ============   ============   ============

        CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                ($ IN THOUSANDS)


                                                                       NON-
                                                      GUARANTOR      GUARANTOR
                                                     SUBSIDIARIES   SUBSIDIARIES     COMPANY      ELIMINATIONS  CONSOLIDATED
                                                     ------------   ------------   ------------   ------------  ------------
FOR THE YEAR ENDED DECEMBER 31, 1999:
  Net income (loss) ...............................  $     27,957   $      6,270   $       (961)  $         --  $     33,266
  Other comprehensive income (loss) -
    foreign currency translation ..................         4,922             --             --             --         4,922
                                                     ------------   ------------   ------------   ------------  ------------
  Comprehensive income ............................  $     32,879   $      6,270   $       (961)  $         --  $     38,188
                                                     ============   ============   ============   ============  ============

FOR THE YEAR ENDED DECEMBER 31, 1998:
  Net income (loss) ...............................  $   (945,614)  $     (3,618)  $     15,378   $         --  $   (933,854)
  Other comprehensive income (loss) -
    foreign currency translation ..................        (4,689)            --             --             --        (4,689)
                                                     ------------   ------------   ------------   ------------  ------------
  Comprehensive income (loss) .....................  $   (950,303)  $     (3,618)  $     15,378   $         --  $   (938,543)
                                                     ============   ============   ============   ============  ============

FOR THE SIX MONTHS ENDED DECEMBER 31, 1997:
  Net income (loss) ...............................  $   (105,226)  $    (13,571)  $     87,223   $         --  $    (31,574)
  Other comprehensive income (loss) -
    foreign currency translation ..................           (37)            --             --             --           (37)
                                                     ------------   ------------   ------------   ------------  ------------
  Comprehensive income (loss) .....................  $   (105,263)  $    (13,571)  $     87,223   $         --  $    (31,611)
                                                     ============   ============   ============   ============  ============

FOR THE YEAR ENDED JUNE 30, 1997:
  Net income (loss) ...............................  $   (205,039)  $      2,340   $     19,322   $         --  $   (183,377)
  Other comprehensive income (loss) -
    foreign currency translation ..................            --             --             --             --            --
                                                     ------------   ------------   ------------   ------------  ------------
  Comprehensive income (loss) .....................  $   (205,039)  $      2,340   $     19,322   $         --  $   (183,377)
                                                     ============   ============   ============   ============  ============

3. NOTES PAYABLE AND LONG-TERM DEBT

Notes payable and long-term debt consist of the following:

                                                                       DECEMBER 31,
                                                            ------------------------------
                                                                1999              1998
                                                            ------------      ------------
                                                                  ($ IN THOUSANDS)
7.875% Senior Notes (see Note 2) ......................     $    150,000      $    150,000
Discount on 7.875% Senior Notes .......................              (73)              (90)
8.5% Senior Notes (see Note 2) ........................          150,000           150,000
Discount on 8.5% Senior Notes .........................             (715)             (774)
9.125% Senior Notes (see Note 2) ......................          120,000           120,000
Discount on 9.125% Senior Notes .......................              (52)              (60)
9.625% Senior Notes (see Note 2) ......................          500,000           500,000
Note payable ..........................................            2,200                --
Other collateralized ..................................           43,500            25,000
                                                            ------------      ------------
Total notes payable and long-term debt ................          964,860           944,076
Less-- current maturities .............................             (763)          (25,000)
                                                            ------------      ------------
Notes payable and long-term debt, net of current
   maturities .........................................     $    964,097      $    919,076
                                                            ============      ============

    The aggregate scheduled maturities of notes payable and long-term debt for the next five fiscal years ending December 31, 2004 and thereafter were as follows as of December 31, 1999 (in thousands of dollars):

  2000...............................................       $     763
  2001...............................................          44,336
  2002...............................................             601
  2003...............................................              --
  2004...............................................         149,927
  After 2004.........................................         769,233
                                                            ---------
                                                            $ 964,860
                                                            =========

4. CONTINGENCIES AND COMMITMENTS

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

Patent Litigation

    On September 21, 1999, judgment was entered in favor of the Company in a patent infringement lawsuit tried to the U.S. District Court for the Northern District of Texas, Fort Worth Division. Filed in October 1996, the lawsuit asserted that the Company had infringed a patent belonging to Union Pacific Resources Company. The court declared the patent invalid, held that the Company could not have infringed the patent, dismissed all of UPRC's claims with prejudice and assessed court costs against UPRC. Appeals of the judgment by both the Company and UPRC are pending in the Federal Circuit Court of Appeals. The Company has appealed the trial court's ruling denying the Company's request for attorneys' fees. Management is unable to predict the outcome of these appeals but believes the invalidity of the patent will be upheld on appeal.

West Panhandle Field Cessation Cases

    A subsidiary of the Company, Chesapeake Panhandle Limited Partnership ("CP") (f/k/a MC Panhandle, Inc.), and two subsidiaries of Kinder Morgan, Inc. are defendants in 13 lawsuits filed between June 1997 and January 1999 by royalty owners seeking the cancellation of oil and gas leases in the West Panhandle Field in Texas. The Company acquired MC Panhandle, Inc. on April 28, 1998. MC Panhandle, Inc. has owned the leases since January 1, 1997, and the co-defendants are prior lessees. Plaintiffs claim the leases terminated upon the cessation of production for various periods primarily during the 1960s. In addition, plaintiffs seek to recover conversion damages, exemplary damages, attorneys' fees and interest. Defendants assert that any cessation of production was excused and have pled affirmative defenses of limitations, waiver, temporary estoppel, laches and title by adverse possession.

    Of the ten cases filed in the District Court of Moore County, Texas, 69th Judicial District, three have been tried to a jury. Judgment has been entered against CP and its co-defendants in all three cases, although there was a jury verdict in two of the cases in favor of defendants. The Company's aggregate liability for these judgments is $1.3 million of actual damages and $1.2 million of exemplary damages and, jointly and severally with the other two defendants, $1.5 million of actual damages and $337,000 of attorneys' fees in the event of an appeal, sanctions, interest and court costs. The court also quieted title to the leases in dispute in plaintiffs. CP and the other defendants have each appealed the judgments and posted supersedeas bonds in two of these cases and post-trial motions are pending in the other one. One of the other Moore County, Texas cases has been set for trial in May 2000. There are three related cases pending in other courts. One is set for trial in June 2000, and another, in the U.S. District Court, Northern District of Texas, Amarillo Division, resulted in a jury verdict for CP and its co-defendants. Judgment has not yet been entered in this case.

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

    The Company has employment contracts with its two principal shareholders and its chief financial officer and various other senior management personnel which provide for annual base salaries, bonus compensation and various benefits. The contracts provide for the continuation of salary and benefits for varying terms in the event of termination of employment without cause. These agreements expire at various times from June 30, 2000 through June 30, 2003.

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

5. INCOME TAXES

    The components of the income tax provision (benefit) for each of the periods are as follows:

                                                     YEARS ENDED
                                                     DECEMBER 31,           SIX MONTHS ENDED   YEAR ENDED
                                             ---------------------------       DECEMBER 31,      JUNE 30,
                                                1999             1998             1997            1997
                                             ---------         ---------        ---------        -------
                                                                  ($ IN THOUSANDS)
Current............................          $      --         $      --        $      --        $    --
Deferred...........................              1,764                --               --         (3,573)
                                             ---------         ---------        ---------        -------
          Total....................          $   1,764         $      --        $      --        $(3,573)
                                             =========         =========        =========        =======

    The effective income tax expense (benefit) differed from the computed "expected" federal income tax expense (benefit) on earnings before income taxes for the following reasons:

                                                          YEARS ENDED
                                                          DECEMBER 31,           SIX MONTHS ENDED  YEAR ENDED
                                                 ----------------------------       DECEMBER 31,     JUNE 30,
                                                    1999               1998            1997            1997
                                                 ---------          ---------        --------        --------
                                                                 ($ IN THOUSANDS)
Computed "expected" income tax
  provision (benefit)....................        $  12,720          $(322,182)       $(11,051)       $(63,116)
Tax percentage depletion.................             (240)              (430)            (48)           (294)
Change in valuation allowance............          (10,956)           380,969          13,818          64,116
State income taxes and other.............              240            (58,357)         (2,719)         (4,279)
                                                 ---------          ---------        --------        --------
                                                 $   1,764          $      --        $     --        $ (3,573)
                                                 =========          =========        ========        ========


    Deferred income taxes are provided to reflect temporary differences in the basis of net assets for income tax and financial reporting purposes. The tax effected temporary differences and tax loss carryforwards which comprise deferred taxes are as follows:

                                                                    YEARS ENDED
                                                                    DECEMBER 31,
                                                            ------------------------------
                                                                1999              1998
                                                            ------------      ------------
                                                                   ($ IN THOUSANDS)
Deferred tax liabilities:
Acquisition, exploration and development
  costs and related depreciation, depletion and
  amortization ........................................     $    (13,251)     $         --
                                                            ------------      ------------
Deferred tax assets:
Acquisition, exploration and development
  costs and related depreciation, depletion and
  amortization ........................................          218,728           242,765
Net operating loss carryforwards ......................          228,279           214,602
Percentage depletion carryforward .....................            1,776             1,536
                                                            ------------      ------------
                                                                 448,783           458,903
                                                            ------------      ------------
Net deferred tax asset (liability) ....................          435,532           458,903
Less: Valuation allowance .............................         (442,016)         (458,903)
                                                            ------------      ------------
Total deferred tax asset (liability) ..................     $     (6,484)     $         --
                                                            ============      ============

    SFAS 109 requires that the Company record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In 1998, the Company recorded an $826 million writedown related to the impairment of oil and gas properties. The writedown and significant tax net operating loss carryforwards (caused primarily by expensing intangible drilling costs for tax purposes) resulted in a net deferred tax asset at December 31, 1999 and 1998. The Company expects to generate future U.S. tax net operating losses for the foreseeable future. Management has determined that it is more likely than not that the net U.S. deferred tax assets will not be realized and has recorded a valuation allowance equal to the net U.S. deferred tax asset.

    At December 31, 1998, $5.7 million of the valuation allowance was related to the Company's Canadian deferred tax assets. During 1999, this valuation allowance was eliminated as part of a purchase price reallocation related to a 1999 acquisition.

    At December 31, 1999, the Company had a U.S. regular tax net operating loss carryforward of approximately $613 million and a U.S. alternative minimum tax net operating loss carryforward of approximately $267 million. The U.S. loss carryforward amounts will expire during the years 2007 through 2019. The Company also had a U.S. percentage depletion carryforward of approximately $5 million at December 31, 1999, which is available to offset future U.S. federal income taxes payable and has no expiration date.

    In accordance with certain provisions of the Tax Reform Act of 1986, a change of greater than 50% of the beneficial ownership of the Company within a three-year period (an "Ownership Change") would place an annual limitation on the Company's ability to utilize its existing tax carryforwards. Under regulations issued by the

Internal Revenue Service, the Company has had two Ownership Changes. However, these ownership changes have not resulted in a significant limitation of the tax carryforwards.

6. RELATED PARTY TRANSACTIONS

    Certain directors, shareholders and employees of the Company have acquired working interests in certain of the Company's oil and gas properties. The owners of such working interests are required to pay their proportionate share of all costs. As of December 31, 1999 and 1998, the Company had accounts receivable from related parties, primarily related to such participation, of $4.6 million and $5.6 million, respectively.

    As of December 31, 1998, the Chief Executive Officer and Chief Operating Officer of the Company had notes payable to CEMI in the principal amount of $9.9 million. In November 1999, the Chief Executive Officer and the Chief Operating Officer tendered to CEMI 2,320,107 shares of Chesapeake common stock in full satisfaction of the notes payable to CEMI with a combined outstanding balance of $7.6 million. The common stock was valued at $3.29 per share, which was the market value of the stock at the time of the transaction.

    During 1999, 1998, the Transition Period and fiscal 1997, the Company incurred legal expenses of $398,000, $493,000, $388,000 and $207,000, respectively, for legal services provided by a law firm of which a director is a member.

7. EMPLOYEE BENEFIT PLANS

    The Company maintains the Chesapeake Energy Corporation Savings and Incentive Stock Bonus Plan, a 401(k) profit sharing plan. Eligible employees may make voluntary contributions to the plan which are matched by the Company for up to 10% of the employee's annual salary with the Company's common stock purchased in the open-market. The amount of employee contribution is limited as specified in the plan. The Company may, at its discretion, make additional contributions to the plan. The Company contributed $1,163,000, $1,359,000, $418,000 and $603,000 to the plan during 1999, 1998, the Transition Period and fiscal 1997, respectively.

8. MAJOR CUSTOMERS AND SEGMENT INFORMATION

    Sales to individual customers constituting 10% or more of total oil and gas sales were as follows:


                                                                                              PERCENT OF
YEAR ENDED DECEMBER 31,                                                  AMOUNT            OIL AND GAS SALES
-----------------------------------------------                     ----------------       -----------------
                                                                    ($ IN THOUSANDS)
1999            Aquila Southwest Pipeline Corporation                   $31,505                   11%

1998            Koch Oil Company                                        $30,564                   12%
                Aquila Southwest Pipeline Corporation                    28,946                   11


SIX MONTHS ENDED DECEMBER 31,
-----------------------------------------------

1997            Aquila Southwest Pipeline Corporation                   $20,138                   21%
                Koch Oil Company                                         18,594                   19
                GPM Gas Corporation                                      12,610                   13


FISCAL YEAR ENDED JUNE 30,
-----------------------------------------------

 1997           Aquila Southwest Pipeline Corporation                   $53,885                   28%
                Koch Oil Company                                         29,580                   15
                GPM Gas Corporation                                      27,682                   14


    Management believes that the loss of any of the above customers would not have a material impact on the Company's results of operations or its financial position.

    The Company believes all of its material operations are part of the oil and gas industry, and therefore reports as a single industry segment. Beginning in 1998, the Company began foreign operations in Canada. The geographic distribution of the Company's revenue, operating income and identifiable assets are summarized below ($ in thousands):

                                          UNITED
                                          STATES          CANADA          CONSOLIDATED
                                        ---------        ---------        ------------
1999:
Revenue.........................        $ 340,969        $  13,977         $ 354,946
Operating income (loss).........          103,188            4,332           107,520
Identifiable assets.............          735,320          115,213           850,533

1998:
Revenue.........................        $ 369,968        $   7,978         $ 377,946
Operating income (loss).........         (842,798)         (13,399)         (856,197)
Identifiable assets.............          724,713           87,902           812,615


9. STOCKHOLDERS' EQUITY AND STOCK BASED COMPENSATION

    In November 1999, the Chief Executive Officer and the Chief Operating Officer of Chesapeake tendered to CEMI 2,320,107 shares of Chesapeake common stock in full satisfaction of two notes payable to CEMI with a combined outstanding balance of $7.6 million. See Note 6.

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

    A 2-for-1 stock split of the common stock in December 1996 has been given retroactive effect in these financial statements.

Stock Option Plans

    The Company's 1992 Incentive Stock Option Plan (the "ISO Plan") terminated on December 16, 1994. Until then, the Company granted incentive stock options to purchase common stock under the ISO Plan to employees. Subject to any adjustment as provided by the ISO Plan, the aggregate number of shares which may be issued and sold may not exceed 3,762,000 shares. The maximum period for exercise of an option may not be more than 10 years (or five years for an optionee who owns more than 10% of the common stock) from the date of grant, and the exercise price may not be less than the fair market value of the shares underlying the options on the date of grant

(or 110% of such value for an optionee who owns more than 10% of the common stock). Options granted become exercisable at dates determined by the Stock Option Committee of the Board of Directors.

    Under the Company's 1992 Nonstatutory Stock Option Plan (the "NSO Plan"), non-qualified options to purchase common stock may be granted only to directors and consultants of the Company. Subject to any adjustment as provided by the NSO Plan, the aggregate number of shares which may be issued and sold may not exceed 3,132,000 shares. The maximum period for exercise of an option may not be more than 10 years from the date of grant, and the exercise price may not be less than the fair market value of the shares underlying the options on the date of grant. Options granted become exercisable at dates determined by the Stock Option Committee of the Board of Directors. The NSO Plan also contains a formula award provision pursuant to which each director who is not an executive officer receives every quarter a ten-year immediately exercisable option to purchase 6,250 shares of common stock at an option price equal to the fair market value of the shares on the date of grant. The amount of the award was changed increased from 20,000 shares (post-split) to 15,000 shares per year in 1998 and to 25,000 shares per year in 1999. No options can be granted under the NSO Plan after December 10, 2002.

    Under the Company's 1994 Stock Option Plan (the "1994 Plan"), and its 1996 Stock Option Plan (the "1996 Plan"), incentive and nonqualified stock options to purchase Common Stock may be granted to employees and consultants of the Company and its subsidiaries. Subject to any adjustment as provided by the respective plans, the aggregate number of shares which may be issued and sold may not exceed 4,886,910 shares under the 1994 Plan and 6,000,000 shares under the 1996 Plan. The maximum period for exercise of an option may not be more than 10 years from the date of grant and the exercise price of nonqualified stock options may not be less than par value and, under the 1996 Plan, 85% of the fair market value of the shares underlying the options on the date of grant. Options granted become exercisable at dates determined by the Stock Option Committee of the Board of Directors. No options can be granted under the 1994 Plan after October 17, 2004 or under the 1996 Plan after October 14, 2006.

    Under the Company's 1999 Stock Option Plan (the "1999 Plan"), nonqualified stock options to purchase Common Stock may be granted to employees and consultants of the Company and its subsidiaries. Subject to any adjustment as provided by the plan, the aggregate number of shares which may be issued and sold may not exceed 3,000,000 shares. The maximum period for exercise of an option may not be more than 10 years from the date of grant and the exercise price may not be less than the fair market value of the shares underlying the options on the date of grant; provided, however, nonqualified stock options not exceeding 10% of the options issuable under the 1999 Plan may be granted at an exercise price which is not less than 85% of the grant date fair market value. Options granted become exercisable at dates determined by the Stock Option Committee of the Board of Directors. No options can be granted under the 1999 Plan after March 4, 2009.

    The Company has elected to follow APB No. 25, Accounting for Stock Issued to Employees and related interpretations in accounting for its employee stock options. Under APB No. 25, compensation expense is recognized for the difference between the option price and market value on the measurement date. No compensation expense has been recognized because the exercise price of the stock options granted under the plans equaled the market price of the underlying stock on the date of grant.

    Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of the statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999, 1998, the Transition Period and fiscal 1997, respectively: interest rates (zero-coupon U.S. government issues with a remaining life equal to the expected term of the options) of 5.88%, 5.20%, 6.45% and 6.74%; dividend yields of 0.0%, 0.0%, 0.9% and 0.9%; volatility factors of the expected market price of the Company's common stock of .82, .96, .67 and .60; and weighted-average expected life of the options of five years.

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

    The Company's pro forma information follows:

                                                       YEARS ENDED
                                                       DECEMBER 31,            SIX MONTHS ENDED   YEAR ENDED
                                              -----------------------------      DECEMBER 31,      JUNE 30,
                                                   1999            1998             1997            1997
                                              -------------   -------------   -----------------  ---------
                                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net Income (Loss)
  As reported............................       $  33,266       $ (933,854)       $ (31,574)      $(183,377)
  Pro forma..............................          24,802         (948,014)         (35,084)       (190,160)
Basic Earnings (Loss) per Share
  As reported............................       $    0.17       $    (9.97)       $   (0.45)      $   (2.79)
  Pro forma..............................            0.08           (10.12)           (0.50)          (2.89)
Diluted Earnings (Loss) per Share
  As reported............................       $    0.16       $    (9.97)       $   (0.45)      $   (2.79)
  Pro forma..............................            0.08           (10.12)           (0.50)          (2.89)

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

                                                      YEARS ENDED DECEMBER 31,
                                          ---------------------------------------------------------   SIX MONTHS ENDED DECEMBER 31,
                                                      1999                           1998                         1997
                                          --------------------------     --------------------------   ---------------------------
                                                       WEIGHTED-AVG                   WEIGHTED-AVG                  WEIGHTED-AVG
                                            OPTIONS   EXERCISE PRICE      OPTIONS    EXERCISE PRICE     OPTIONS    EXERCISE PRICE
                                          ----------- --------------     ---------   --------------   ----------   --------------
  Outstanding Beginning of Period........ 11,260,375     $   1.86          8,330,381    $  5.49        7,903,659     $  7.09
  Granted................................  3,210,493         1.11         14,580,063       2.78        3,362,207        8.29
  Exercised..............................   (622,120)        0.99           (108,761)      1.35         (219,349)       3.13
  Cancelled/Forfeited....................   (990,319)        1.87        (11,541,308)      5.64       (2,716,136)      13.87
                                          ----------     --------        -----------    -------       ----------     -------
  Outstanding End of Period.............. 12,858,429     $   1.76         11,260,375    $  1.86        8,330,381     $  5.49
                                          ----------     --------        -----------    -------       ----------     -------
  Exercisable End of Period..............  5,040,302                       3,535,126                   3,838,869
                                          ----------                     -----------                  ----------
  Shares Authorized for Future Grants ...  2,560,687                       1,761,359                   4,585,973
                                          ----------                     -----------                  ----------
  Fair Value of Options Granted During
    the Period...........................                $   0.77                       $  2.34                      $  4.98
                                                         --------                       -------                      -------

                                                   YEAR ENDED JUNE 30,
                                                          1997
                                             -------------------------------
                                                               WEIGHTED-AVG
                                               OPTIONS        EXERCISE PRICE
                                             ------------     --------------
Outstanding Beginning of Year ..........        7,602,884      $       4.66
Granted ................................        3,564,884             19.35
Exercised ..............................       (1,197,998)             1.95
Cancelled/Forfeited ....................       (2,066,111)            22.26
                                             ------------      ------------
Outstanding End of Year ................        7,903,659      $       7.09
                                             ------------      ------------
Exercisable End of Year ................        3,323,824
                                             ------------
Shares Authorized for Future Grants ....        5,212,056
                                             ------------
Fair Value of Options Granted During
  the Year .............................                       $       7.51
                                                               ------------


    The following table summarizes information about stock options outstanding at December 31, 1999:

                                    OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
                      ----------------------------------------------------    ------------------------------
                         NUMBER         WEIGHTED-AVG.                            NUMBER
       RANGE OF        OUTSTANDING        REMAINING          WEIGHTED-AVG.     EXERCISABLE     WEIGHTED-AVG.
    EXERCISE PRICES    @ 12/31/99     CONTRACTUAL LIFE      EXERCISE PRICE     @ 12/31/99     EXERCISE PRICE
    ---------------   ------------   ------------------     --------------    ------------    --------------
    $ 0.08 - $ 0.78      897,982            4.02               $   0.62           897,982       $   0.62
    $ 0.94 - $ 0.94    2,538,000            9.04                   0.94            42,500           0.94
    $ 1.00 - $ 1.00       31,250            9.01                   1.00            31,250           1.00
    $ 1.13 - $ 1.13    6,679,130            8.68                   1.13         1,627,898           1.13
    $ 1.33 - $ 2.25    1,320,204            4.34                   2.00         1,320,204           2.00
    $ 2.38 - $10.69    1,263,300            6.74                   4.75         1,005,405           4.97
    $14.25 - $14.25       27,000            7.32                  14.25            13,500          14.25
    $17.67 - $17.67          938            0.08                  17.67               938          17.67
    $25.88 - $25.88          625            0.08                  25.88               625          25.88
    $30.63 - $30.63      100,000            6.77                  30.63           100,000          30.63
                      ----------            ----               --------        ----------       --------

    $ 0.08 - $30.63   12,858,429            7.77               $   1.76         5,040,302       $   2.66
                      ==========                                               ==========

    The exercise of certain stock options results in state and federal income tax benefits to the Company related to the difference between the market price of the common stock at the date of disposition and the option price. During fiscal 1997, $4,808,000 was recorded as an adjustment to additional paid-in capital and deferred income taxes with respect to such tax benefits. During 1999, 1998 and the Transition Period, the Company did not recognize any such tax benefits.

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

Hedging Activities

    Periodically the Company utilizes hedging strategies to hedge the price of a portion of its future oil and gas production. These strategies include:

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

    As of December 31, 1999, the Company had the following open natural gas swap arrangements designed to hedge a portion of the Company's domestic gas production for periods after December 1999:

                                                                                                        NYMEX-INDEX
                                                                                          VOLUME       STRIKE PRICE
MONTHS                                                                                     (MMBTU)      (PER MMBTU)
------                                                                                 -------------  -------------
April 2000.......................................................................          600,000        $ 2.50
May 2000.........................................................................          620,000          2.50
June 2000........................................................................          600,000          2.50
July 2000........................................................................          620,000          2.50
August 2000......................................................................          620,000          2.50
September 2000...................................................................          600,000          2.50
October 2000.....................................................................          620,000          2.50

    If the swap arrangements listed above had been settled on December 31, 1999, the Company would have incurred a gain of $0.5 million.

    As of December 31, 1999, the Company had no open oil swap arrangements.

    The Company has also closed transactions designed to hedge a portion of the Company's domestic oil and natural gas production. The net unrecognized losses resulting from these transactions, $3.9 million as of December 31, 1999, will be recognized as price adjustments in the months of related production. These hedging gains and losses are set forth below ($ in thousands):

                                                HEDGING GAINS (LOSSES)
                                       --------------------------------------
MONTH                                    GAS             OIL          TOTAL
-----                                  --------        -------       --------
January 2000...................        $     --        $  (995)      $   (995)
February 2000..................              --         (1,061)        (1,061)
March 2000.....................             689           (851)          (162)
April 2000.....................              71           (647)          (576)
May 2000.......................              73           (668)          (595)
June 2000......................              71           (647)          (576)
July 2000......................              73           (231)          (158)
August 2000....................              73             --             73
September 2000.................              71             --             71
October 2000...................              73             --             73
                                       --------        -------       --------
                                       $  1,194        $(5,100)      $ (3,906)
                                       ========        =======       ========

Subsequent to December 31, 1999, the Company entered into the following natural gas swap arrangements designed to hedge a portion of the Company's domestic gas production for periods after December 1999:

                                                                                        NYMEX - INDEX
                                                                             VOLUME     STRIKE PRICE
MONTHS                                                                      (MMBTU)      (PER MMBTU)
------                                                                   -------------  --------------
April 2000........................................................         8,900,000         $2.593
May 2000..........................................................         3,410,000          2.737
June 2000.........................................................         3,300,000          2.737
July 2000.........................................................         3,410,000          2.741
August 2000.......................................................         3,410,000          2.741
September 2000....................................................         2,100,000          2.696
October 2000......................................................         2,170,000          2.696

    Subsequent to December 31, 1999, the Company entered into the following crude oil swap arrangements designed to hedge a portion of the Company's domestic crude oil production for periods after December 1999:

                                                                            MONTHLY       NYMEX-INDEX
                                                                             VOLUME       STRIKE PRICE
MONTHS                                                                       (BBLS)         (PER BBL)
------                                                                   ---------------  -------------
March 2000...............................................................     183,000        $27.512
April 2000...............................................................      89,000         27.251

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

Interest Rate Risk

    The Company also utilizes hedging strategies to manage fixed-interest rate exposure. Through the use of a swap arrangement, the Company believes it can benefit from stable or falling interest rates and reduce its current interest expense. During 1999, the Company's interest rate swap resulted in a $2.0 million reduction of interest expense. The terms of the swap agreement are as follows:

Months                         Notional Amount      Fixed Rate   Floating Rate
------                         ---------------      ----------   -------------
May 1998 - April 2001           $230,000,000            7%       Average of three-month Swiss Franc LIBOR,
                                                                 Deutsche Mark and Australian Dollar
                                                                 plus 300 basis points

May 2001 - April 2008           $230,000,000            7%       U.S. three-month LIBOR plus 300 basis points


    If the floating rate is less than the fixed rate, the counterparty will pay the Company accordingly. If the floating rate exceeds the fixed rate, the Company will pay the counterparty.

    The table below presents principal cash flows and related weighted average interest rates by expected maturity dates. The fair value of the long-term debt has been estimated based on quoted market prices.

                                                                        DECEMBER 31, 1999
                                         -----------------------------------------------------------------------------------------
                                                                        YEARS OF MATURITY
                                         -----------------------------------------------------------------------------------------
                                           2000       2001       2002       2003       2004     THEREAFTER    TOTAL     FAIR VALUE
                                         --------   --------   --------   --------   --------   ----------   --------   ----------
LIABILITIES:                                                                ($ IN MILLIONS)
  Long-term debt, including current
    portion - fixed rate ..............  $    0.8   $    0.8   $    0.6   $     --   $  150.0   $    770.0   $  922.2   $    838.7
    Average interest rate .............       9.1%       9.1%       9.1%        --        7.9%         9.3%       9.1%          --
  Long-term debt - variable rate ......  $     --   $   43.5   $     --   $     --   $     --   $       --   $   43.5   $     43.5
    Average interest rate .............        --       9.75%        --         --         --           --       9.75%          --


Concentration of Credit Risk

    Other financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash, short-term investments in debt instruments and trade receivables. The Company's accounts receivable are primarily from purchasers of oil and natural gas products and exploration and production companies which own interests in properties operated by the Company. The industry concentration has the potential to impact the Company's overall exposure to credit risk, either positively or negatively, in that the customers may be similarly affected by changes in economic, industry or other conditions. The Company generally requires letters of credit for receivables from customers which are judged to have sub-standard credit, unless the credit risk can otherwise be mitigated. The cash and cash equivalents are deposited with major banks or institutions with high credit ratings.

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

    The carrying values of items comprising current assets and current liabilities approximate fair values due to the short-term maturities of these instruments. The Company estimates the fair value of its long-term (including current maturities), fixed-rate debt using primarily quoted market prices. The Company's carrying amount for such debt at December 31, 1999 and 1998 was $921.4 million and $919.1 million, respectively, compared to approximate fair values of $838.7 million and $654.7 million, respectively. The carrying value of other long-term debt approximates its fair value as interest rates are primarily variable, based on prevailing market rates. The Company estimates the fair value of its convertible preferred stock, which was issued in April 1998, using quoted market prices. The Company's carrying amount for such preferred stock at December 31, 1999 and 1998 was $229.8 million and $230.0 million, compared to an approximate fair value of $119.0 million and $48.9 million, respectively.

11. DISCLOSURES ABOUT OIL AND GAS PRODUCING ACTIVITIES

Net Capitalized Costs

    Evaluated and unevaluated capitalized costs related to the Company's oil and gas producing activities are summarized as follows:


DECEMBER 31, 1999
                                                                          U.S.             CANADA           COMBINED
                                                                      ------------      ------------      ------------
                                                                                      ($ IN THOUSANDS)
Oil and gas properties:
  Proved ........................................................     $  2,193,492      $    121,856      $  2,315,348
  Unproved ......................................................           36,225             3,783            40,008
                                                                      ------------      ------------      ------------
          Total .................................................        2,229,717           125,639         2,355,356
Less accumulated depreciation, depletion and amortization .......       (1,645,185)          (25,357)       (1,670,542)
                                                                      ------------      ------------      ------------
Net capitalized costs ...........................................     $    584,532      $    100,282      $    684,814
                                                                      ============      ============      ============

DECEMBER 31, 1998
                                                                          U.S.             CANADA           COMBINED
                                                                      ------------      ------------      ------------
                                                                                      ($ IN THOUSANDS)

Oil and gas properties:
  Proved ........................................................     $  2,060,076      $     82,867      $  2,142,943
  Unproved ......................................................           44,780             7,907            52,687
                                                                      ------------      ------------      ------------
          Total .................................................        2,104,856            90,774         2,195,630
Less accumulated depreciation, depletion and amortization .......       (1,556,284)          (17,998)       (1,574,282)
                                                                      ------------      ------------      ------------
Net capitalized costs ...........................................     $    548,572      $     72,776      $    621,348
                                                                      ============      ============      ============


    Unproved properties not subject to amortization at December 31, 1999 and 1998 consisted mainly of lease acquisition costs. The Company capitalized approximately $3.5 million, $6.5 million, $5.1 million and $12.9 million of interest during 1999, 1998, the Transition Period and fiscal 1997, respectively, on significant investments in unproved properties that were not yet included in the amortization base of the full-cost pool. The Company will continue to evaluate its unevaluated properties; however, the timing of the ultimate evaluation and disposition of the properties has not been determined.

Costs Incurred in Oil and Gas Acquisition, Exploration and Development

    Costs incurred in oil and gas property acquisition, exploration and development activities which have been capitalized are summarized as follows:

YEAR ENDED DECEMBER 31, 1999
                                                                          U.S.             CANADA           COMBINED
                                                                      ------------      ------------      ------------
                                                                                      ($ IN THOUSANDS)

Development and leasehold costs .................................     $     95,329      $     31,536      $    126,865
Exploration costs ...............................................           23,651                42            23,693
Acquisition costs ...............................................           47,993             4,100            52,093
Sales of oil and gas properties .................................          (44,822)             (813)          (45,635)
Capitalized internal costs ......................................            2,710                --             2,710
                                                                      ------------      ------------      ------------
          Total .................................................     $    124,861      $     34,865      $    159,726
                                                                      ============      ============      ============

YEAR ENDED DECEMBER 31, 1998
                                                                          U.S.             CANADA           COMBINED
                                                                      ------------      ------------      ------------
                                                                                      ($ IN THOUSANDS)
Development and leasehold costs .................................     $    169,491      $      7,119      $    176,610
Exploration costs ...............................................           63,245             5,427            68,672
Acquisition costs ...............................................          662,104            78,176           740,280
Sales of oil and gas properties .................................          (15,712)               --           (15,712)
Capitalized internal costs ......................................            5,262                --             5,262
                                                                      ------------      ------------      ------------
          Total .................................................     $    884,390      $     90,722      $    975,112
                                                                      ============      ============      ============
SIX MONTHS ENDED DECEMBER 31, 1997
                                                                          U.S.             CANADA           COMBINED
                                                                      ------------      ------------      ------------
                                                                                      ($ IN THOUSANDS)
Development and leasehold costs .................................     $    144,283      $         --      $    144,283
Exploration costs ...............................................           40,534                --            40,534
Acquisition costs ...............................................           39,245                --            39,245
Capitalized internal costs ......................................            2,435                --             2,435
                                                                      ------------      ------------      ------------
          Total .................................................     $    226,497      $         --      $    226,497
                                                                      ============      ============      ============
YEAR ENDED JUNE 30, 1997
                                                                          U.S.             CANADA           COMBINED
                                                                      ------------      ------------      ------------
                                                                                      ($ IN THOUSANDS)
Development and leasehold costs .................................     $    324,989      $         --      $    324,989
Exploration costs ...............................................          136,473                --           136,473
Capitalized internal costs ......................................            3,905                --             3,905
                                                                      ------------      ------------      ------------
          Total .................................................     $    465,367      $         --      $    465,367
                                                                      ============      ============      ============

Results of Operations from Oil and Gas Producing Activities (unaudited)

    The Company's results of operations from oil and gas producing activities are presented below for 1999, 1998, the Transition Period and fiscal 1997. The following table includes revenues and expenses associated directly with the Company's oil and gas producing activities. It does not include any allocation of the Company's interest costs and, therefore, is not necessarily indicative of the contribution to consolidated net operating results of the Company's oil and gas operations.

YEAR ENDED DECEMBER 31, 1999
                                                                          U.S.             CANADA           COMBINED
                                                                      ------------      ------------      ------------
                                                                                      ($ IN THOUSANDS)
Oil and gas sales ...............................................     $    266,468      $     13,977      $    280,445
Production expenses .............................................          (44,165)           (2,133)          (46,298)
Production taxes ................................................          (13,264)               --           (13,264)
Depletion and depreciation ......................................          (88,901)           (6,143)          (95,044)
Imputed income tax (provision) benefit (a) ......................          (45,052)           (2,565)          (47,617)
                                                                      ------------      ------------      ------------
Results of operations from oil and gas producing activities .....     $     75,086      $      3,136      $     78,222
                                                                      ============      ============      ============
YEAR ENDED DECEMBER 31, 1998
                                                                          U.S.             CANADA           COMBINED
                                                                      ------------      ------------      ------------
                                                                                      ($ IN THOUSANDS)
Oil and gas sales ...............................................     $    248,909      $      7,978      $    256,887
Production expenses .............................................          (49,368)           (1,834)          (51,202)
Production taxes ................................................           (8,295)               --            (8,295)
Impairment of oil and gas properties ............................         (810,610)          (15,390)         (826,000)
Depletion and depreciation ......................................         (143,283)           (3,361)         (146,644)
Imputed income tax (provision) benefit (a) ......................          285,981             5,673           291,654
                                                                      ------------      ------------      ------------
Results of operations from oil and gas producing activities .....     $   (476,666)     $     (6,934)     $   (483,600)
                                                                      ============      ============      ============

SIX MONTHS ENDED DECEMBER 31, 1997
                                                                          U.S.             CANADA           COMBINED
                                                                      ------------      ------------      ------------
                                                                                      ($ IN THOUSANDS)
Oil and gas sales ...............................................     $     95,657      $         --      $     95,657
Production expenses .............................................           (7,560)               --            (7,560)
Production taxes ................................................           (2,534)               --            (2,534)
Impairment of oil and gas properties ............................         (110,000)               --          (110,000)
Depletion and depreciation ......................................          (60,408)               --           (60,408)
Imputed income tax (provision) benefit (a) ......................           31,817                --            31,817
                                                                      ------------      ------------      ------------
Results of operations from oil and gas producing activities .....     $    (53,028)     $         --      $    (53,028)
                                                                      ============      ============      ============
YEAR ENDED JUNE 30, 1997
                                                                          U.S.             CANADA           COMBINED
                                                                      ------------      ------------      ------------
                                                                                      ($ IN THOUSANDS)
Oil and gas sales ...............................................     $    192,920      $         --      $    192,920
Production expenses .............................................          (11,445)               --           (11,445)
Production taxes ................................................           (3,662)               --            (3,662)
Impairment of oil and gas properties ............................         (236,000)               --          (236,000)
Depletion and depreciation ......................................         (103,264)               --          (103,264)
Imputed income tax (provision) benefit (a) ......................           60,544                --            60,544
                                                                      ------------      ------------      ------------
Results of operations from oil and gas producing activities .....     $   (100,907)     $         --      $   (100,907)
                                                                      ============      ============      ============

----------

(a) The imputed income tax provision is hypothetical (at the statutory rate) and determined without regard to the Company's deduction for general and administrative expenses, interest costs and other income tax credits and deductions, nor whether the hypothetical tax benefits will be realized.

    Capitalized costs, less accumulated amortization and related deferred income taxes, cannot exceed an amount equal to the sum of the present value (discounted at 10%) of estimated future net revenues less estimated future expenditures to be incurred in developing and producing the proved reserves, less any related income tax effects. At December 31, 1998 and 1997 and June 30, 1997, capitalized costs of oil and gas properties exceeded the estimated present value of future net revenues for the Company's proved reserves, net of related income tax considerations, resulting in writedowns in the carrying value of oil and gas properties of $826 million, $110 million and $236 million, respectively.

Oil and Gas Reserve Quantities (unaudited)

    The reserve information presented below is based upon reports prepared by independent petroleum engineers and the Company's petroleum engineers.

        o As of December 31, 1999, Williamson Petroleum Consultants, Inc. ("Williamson"), Ryder Scott Company ("Ryder Scott"), and the Company's internal reservoir engineers evaluated 50%, 16%, and 34% of the Company's combined discounted future net revenues from the Company's estimated proved reserves, respectively.

        o As of December 31, 1998, Williamson, Ryder Scott, H.J. Gruy and Associates, Inc. and the Company's internal reservoir engineers evaluated 63%, 12%, 1% and 24% of the Company's combined discounted future net revenues from the Company's estimated proved reserves, respectively.

        o As of December 31, 1997, Williamson, Porter Engineering Associates, Netherland, Sewell & Associates, Inc. and internal reservoir engineers evaluated approximately 53%, 42%, 3% and 2% of the Company's combined discounted future net revenues from the Company's estimated proved reserves, respectively.

        o As of June 30, 1997, the reserves evaluated by Williamson constituted approximately 41% of the Company's combined discounted future net revenues from the Company's estimated proved reserves, with the remaining reserves being evaluated internally. The reserves evaluated internally in fiscal 1997 were subsequently evaluated by Williamson with a variance of approximately 4% of total proved reserves.

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

    Proved oil and gas reserves represent the estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed oil and gas reserves are those expected to be recovered through existing wells with existing equipment and operating methods. As of December 31, 1997 and June 30, 1997, all of the Company's oil and gas reserves were located in the United States.

    Presented below is a summary of changes in estimated reserves of the Company for 1999, 1998, the Transition Period and fiscal 1997:


DECEMBER 31, 1999
                                                    U.S.                    CANADA                  COMBINED
                                          -----------------------   ----------------------   -----------------------
                                             OIL          GAS          OIL         GAS          OIL          GAS
                                            (MBBL)       (MMCF)       (MBBL)      (MMCF)       (MBBL)       (MMCF)
                                          ----------   ----------   ----------  ----------   ----------   ----------
Proved reserves, beginning of period ...      22,560      724,018           33     231,773       22,593      955,791
Extensions, discoveries and other
  additions ............................       4,593      158,801           --      37,835        4,593      196,636
Revisions of previous estimates ........       3,404       59,904           --     (98,571)       3,404      (38,667)
Production .............................      (4,147)     (96,873)          --     (11,737)      (4,147)    (108,610)
Sale of reserves-in-place ..............      (4,371)     (31,616)         (33)       (796)      (4,404)     (32,412)
Purchase of reserves-in-place ..........       2,756       64,350           --      19,738        2,756       84,088
                                          ----------   ----------   ----------  ----------   ----------   ----------
Proved reserves, end of period .........      24,795      878,584           --     178,242       24,795    1,056,826
                                          ==========   ==========   ==========  ==========   ==========   ==========

Proved developed reserves:
  Beginning of period ..................      18,003      552,953           33     105,990       18,036      658,943
                                          ==========   ==========   ==========  ==========   ==========   ==========
  End of period ........................      17,750      627,120           --     136,203       17,750      763,323
                                          ==========   ==========   ==========  ==========   ==========   ==========

DECEMBER 31, 1998
                                                    U.S.                    CANADA                  COMBINED
                                          -----------------------   ----------------------   -----------------------
                                             OIL          GAS          OIL         GAS          OIL          GAS
                                            (MBBL)       (MMCF)       (MBBL)      (MMCF)       (MBBL)       (MMCF)
                                          ----------   ----------   ----------  ----------   ----------   ----------

Proved reserves, beginning of period ...      18,226      339,118           --          --       18,226      339,118
Extensions, discoveries and other
  additions ............................       3,448       90,879           --          --        3,448       90,879
Revisions of previous estimates ........      (4,082)     (60,477)          --          --       (4,082)     (60,477)
Production .............................      (5,975)     (86,681)          (1)     (7,740)      (5,976)     (94,421)
Sale of reserves-in-place ..............         (30)      (3,515)          --          --          (30)      (3,515)
Purchase of reserves-in-place ..........      10,973      444,694           34     239,513       11,007      684,207
                                          ----------   ----------   ----------  ----------   ----------   ----------
Proved reserves, end of period .........      22,560      724,018           33     231,773       22,593      955,791
                                          ==========   ==========   ==========  ==========   ==========   ==========

Proved developed reserves:
  Beginning of period ..................      10,087      178,082           --          --       10,087      178,082
                                          ==========   ==========   ==========  ==========   ==========   ==========
  End of period ........................      18,003      552,953           33     105,990       18,036      658,943
                                          ==========   ==========   ==========  ==========   ==========   ==========

DECEMBER 31, 1997
                                                    U.S.                    CANADA                  COMBINED
                                          -----------------------   ----------------------   -----------------------
                                             OIL          GAS          OIL         GAS          OIL          GAS
                                            (MBBL)       (MMCF)       (MBBL)      (MMCF)       (MBBL)       (MMCF)
                                          ----------   ----------   ----------  ----------   ----------   ----------

Proved reserves, beginning of period ...      17,373      298,766           --          --       17,373      298,766
Extensions, discoveries and other
  additions ............................       5,573       68,813           --          --        5,573       68,813
Revisions of previous estimates ........      (3,428)     (24,189)          --          --       (3,428)     (24,189)
Production .............................      (1,857)     (27,327)          --          --       (1,857)     (27,327)
Sale of reserves-in-place ..............          --           --           --          --           --           --
Purchase of reserves-in-place ..........         565       23,055           --          --          565       23,055
                                          ----------   ----------   ----------  ----------   ----------   ----------
Proved reserves, end of period .........      18,226      339,118           --          --       18,226      339,118
                                          ==========   ==========   ==========  ==========   ==========   ==========

Proved developed reserves:
  Beginning of period ..................       7,324      151,879           --          --        7,324      151,879
                                          ==========   ==========   ==========  ==========   ==========   ==========
  End of period ........................      10,087      178,082           --          --       10,087      178,082
                                          ==========   ==========   ==========  ==========   ==========   ==========

JUNE 30, 1997
                                                    U.S.                    CANADA                  COMBINED
                                          -----------------------   ----------------------   -----------------------
                                             OIL          GAS          OIL         GAS          OIL          GAS
                                            (MBBL)       (MMCF)       (MBBL)      (MMCF)       (MBBL)       (MMCF)
                                          ----------   ----------   ----------  ----------   ----------   ----------

Proved reserves, beginning of period ...      12,258      351,224           --          --       12,258      351,224
Extensions, discoveries and other
  additions ............................      13,874      147,485           --          --       13,874      147,485
Revisions of previous estimates ........      (5,989)    (137,938)          --          --       (5,989)    (137,938)
Production .............................      (2,770)     (62,005)          --          --       (2,770)     (62,005)
Sale of reserves-in-place ..............          --           --           --          --           --           --
Purchase of reserves-in-place ..........          --           --           --          --           --           --
                                          ----------   ----------   ----------  ----------   ----------   ----------
Proved reserves, end of period .........      17,373      298,766           --          --       17,373      298,766
                                          ==========   ==========   ==========  ==========   ==========   ==========

Proved developed reserves:
  Beginning of period ..................       3,648      144,721           --          --        3,648      144,721
                                          ==========   ==========   ==========  ==========   ==========   ==========
  End of period ........................       7,324      151,879           --          --        7,324      151,879
                                          ==========   ==========   ==========  ==========   ==========   ==========


    During 1999, the Company acquired approximately 101 Bcfe of proved reserves through purchases of oil and gas properties for consideration of $52 million. The Company also sold 59 Bcfe of proved reserves for consideration of approximately $46 million. During 1999, the Company recorded upward revisions of 80 Bcfe to the December 31, 1998 estimates of its U.S. reserves, and downward revisions of 99 Bcfe to the December 31, 1998 estimates of its Canadian reserves, for a net Company wide revision of 19 Bcfe, or approximately 1.7%. The upward revisions to its U.S. reserves were caused by higher oil and gas prices at December 31, 1999, and actual performance in excess of predicted performance. Higher prices extend the economic lives of the underlying oil and gas properties and thereby increase the estimated future reserves. The downward revisions to its Canadian reserves were caused by a reduction of the Company's proved undeveloped locations and an increase in projected transportation and operating costs in Canada, which decreased the economic lives of the underlying properties.

    During 1998, the Company acquired approximately 750 Bcfe of proved reserves through mergers or through purchases of oil and gas properties. The total consideration given for the acquisitions was 30.8 million shares of Company common stock, $280 million of cash, the assumption of $205 million of debt, and the incurrence of approximately $20 million of other acquisition related costs. Also during 1998, the Company recorded downward revisions to the December 31, 1997 estimates of approximately 4,082 MBbl and 60,477 MMcf, or approximately 85 Bcfe. These reserve revisions were primarily attributable to lower oil and gas prices at December 31, 1998. The weighted average prices used to value the Company's reserves at December 31, 1998 were $10.48 per barrel of oil and $1.68 per Mcf of gas, as compared to the prices used at December 31, 1997 of $17.62 per barrel of oil and $2.29 per Mcf of gas.

    For the six months ended December 31, 1997, the Company recorded downward revisions to the June 30, 1997 reserve estimates of approximately 3,428 MBbl and 24,189 MMcf, or approximately 45 Bcfe. The reserve revisions were primarily attributable to lower than expected results from development drilling and production which eliminated certain previously established proved reserves.

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

    The following summary sets forth the Company's future net cash flows relating to proved oil and gas reserves based on the standardized measure prescribed in SFAS 69:

DECEMBER 31, 1999
                                                                       U.S.          CANADA        COMBINED
                                                                   ------------   ------------   ------------
                                                                                ($ IN THOUSANDS)
Future cash inflows (a) .........................................  $  2,555,241   $    437,928   $  2,993,169
Future production costs .........................................      (671,431)      (195,464)      (866,895)
Future development costs ........................................      (209,921)       (20,950)      (230,871)
Future income tax provision .....................................      (219,866)       (29,410)      (249,276)
                                                                   ------------   ------------   ------------
Net future cash flows ...........................................     1,454,023        192,104      1,646,127
Less effect of a 10% discount factor ............................      (545,125)       (94,390)      (639,515)
                                                                   ------------   ------------   ------------
Standardized measure of discounted future net cash flows ........  $    908,898   $     97,714   $  1,006,612
                                                                   ============   ============   ============

Discounted (at 10%) future net cash flows before income
taxes ...........................................................  $    991,748   $     97,748   $  1,089,496
                                                                   ============   ============   ============

DECEMBER 31, 1998
                                                                       U.S.          CANADA        COMBINED
                                                                   ------------   ------------   ------------
                                                                                ($ IN THOUSANDS)
Future cash inflows (b) .........................................  $  1,374,280   $    474,143   $  1,848,423
Future production costs .........................................      (432,876)       (52,493)      (485,369)
Future development costs ........................................      (124,717)       (29,634)      (154,351)
Future income tax provision .....................................        (6,464)      (143,747)      (150,211)
                                                                   ------------   ------------   ------------
Net future cash flows ...........................................       810,223        248,269      1,058,492
Less effect of a 10% discount factor ............................      (303,096)      (132,281)      (435,377)
                                                                   ------------   ------------   ------------
Standardized measure of discounted future net cash flows ........  $    507,127   $    115,988   $    623,115
                                                                   ============   ============   ============

Discounted (at 10%) future net cash flows before income
taxes ...........................................................  $    504,148   $    156,843   $    660,991
                                                                   ============   ============   ============

DECEMBER 31, 1997
                                                                       U.S.          CANADA        COMBINED
                                                                   ------------   ------------   ------------
                                                                                ($ IN THOUSANDS)
Future cash inflows (c) .........................................  $  1,100,807   $         --   $  1,100,807
Future production costs .........................................      (223,030)            --       (223,030)
Future development costs ........................................      (158,387)            --       (158,387)
Future income tax provision .....................................      (108,027)            --       (108,027)
                                                                   ------------   ------------   ------------
Net future cash flows ...........................................       611,363             --        611,363
Less effect of a 10% discount factor ............................      (181,253)            --       (181,253)
                                                                   ------------   ------------   ------------
Standardized measure of discounted future net cash flows ........  $    430,110   $         --   $    430,110
                                                                   ============   ============   ============

Discounted (at 10%) future net cash flows before income

taxes ...........................................................  $    466,509   $         --   $    466,509
                                                                   ============   ============   ============

JUNE 30, 1997
                                                                       U.S.          CANADA        COMBINED
                                                                   ------------   ------------   ------------
                                                                                ($ IN THOUSANDS)
Future cash inflows (d) .........................................  $    954,839   $         --   $    954,839
Future production costs .........................................      (190,604)            --       (190,604)
Future development costs ........................................      (152,281)            --       (152,281)
Future income tax provision .....................................      (104,183)            --       (104,183)
                                                                   ------------   ------------   ------------
Net future cash flows ...........................................       507,771             --        507,771
Less effect of a 10% discount factor ............................       (92,273)            --        (92,273)
                                                                   ------------   ------------   ------------
Standardized measure of discounted future net cash flows ........  $    415,498   $         --   $    415,498
                                                                   ============   ============   ============

Discounted (at 10%) future net cash flows before income
taxes ...........................................................  $    437,386   $         --   $    437,386
                                                                   ============   ============   ============

----------

(a) Calculated using weighted average prices of $24.72 per barrel of oil and $2.25 per Mcf of gas.

(b) Calculated using weighted average prices of $10.48 per barrel of oil and $1.68 per Mcf of gas.

(c) Calculated using weighted average prices of $17.62 per barrel of oil and $2.29 per Mcf of gas.

(d) Calculated using weighted average prices of $18.38 per barrel of oil and $2.12 per Mcf of gas.

    The principal sources of change in the standardized measure of discounted future net cash flows are as follows:

DECEMBER 31, 1999
                                                                       U.S.          CANADA        COMBINED
                                                                   ------------   ------------   ------------
                                                                                ($ IN THOUSANDS)

Standardized measure, beginning of period .......................  $    507,127   $    115,988   $    623,115
Sales of oil and gas produced, net of production costs ..........      (209,039)       (11,844)      (220,883)
Net changes in prices and production costs ......................       320,123        (55,156)       264,967
Extensions and discoveries, net of production and
    development costs ...........................................       200,787         14,333        215,120
Changes in future development costs .............................       (15,011)        20,679          5,668
Development costs incurred during the period that reduced
    future development costs ....................................        14,114          1,985         16,099
Revisions of previous quantity estimates ........................        88,250        (49,034)        39,216
Purchase of reserves-in-place ...................................        66,895         18,476         85,371
Sales of reserves-in-place ......................................       (25,838)          (920)       (26,758)
Accretion of discount ...........................................        50,415         15,684         66,099
Net change in income taxes ......................................       (85,828)        40,821        (45,007)
Changes in production rates and other ...........................        (3,097)       (13,298)       (16,395)
                                                                   ------------   ------------   ------------
Standardized measure, end of period .............................  $    908,898   $     97,714   $  1,006,612
                                                                   ============   ============   ============

DECEMBER 31, 1998
                                                                       U.S.          CANADA        COMBINED
                                                                   ------------   ------------   ------------
                                                                                ($ IN THOUSANDS)
Standardized measure, beginning of period .......................  $    430,110   $         --   $    430,110
Sales of oil and gas produced, net of production costs ..........      (191,246)        (6,144)      (197,390)
Net changes in prices and production costs ......................      (189,817)            --       (189,817)
Extensions and discoveries, net of production and
    development costs ...........................................        85,464             --         85,464
Changes in future development costs .............................        72,279             --         72,279
Development costs incurred during the period that reduced
    future development costs ....................................        28,191             --         28,191
Revisions of previous quantity estimates ........................       (64,770)            --        (64,770)
Purchase of reserves-in-place ...................................       288,694        164,821        453,515
Sales of reserves-in-place ......................................        (3,079)            --         (3,079)
Accretion of discount ...........................................        46,651             --         46,651
Net change in income taxes ......................................        39,377        (40,855)        (1,478)
Changes in production rates and other ...........................       (34,727)        (1,834)       (36,561)
                                                                   ------------   ------------   ------------
Standardized measure, end of period .............................  $    507,127   $    115,988   $    623,115
                                                                   ============   ============   ============

DECEMBER 31, 1997
                                                                       U.S.          CANADA        COMBINED
                                                                   ------------   ------------   ------------
                                                                                ($ IN THOUSANDS)
Standardized measure, beginning of period .......................  $    415,498   $         --   $    415,498
Sales of oil and gas produced, net of production costs ..........       (85,563)            --        (85,563)
Net changes in prices and production costs ......................        26,106             --         26,106
Extensions and discoveries, net of production and
    development costs ...........................................        92,597             --         92,597
Changes in future development costs .............................        (7,422)            --         (7,422)
Development costs incurred during the period that reduced
    future development costs ....................................        47,703             --         47,703
Revisions of previous quantity estimates ........................       (62,655)            --        (62,655)
Purchase of reserves-in-place ...................................        25,236             --         25,236
Sales of reserves-in-place ......................................            --             --             --
Accretion of discount ...........................................        43,739             --         43,739
Net change in income taxes ......................................       (14,510)            --        (14,510)
Changes in production rates and other ...........................       (50,619)            --        (50,619)
                                                                   ------------   ------------   ------------
Standardized measure, end of period .............................  $    430,110   $         --   $    430,110
                                                                   ============   ============   ============

JUNE 30, 1997
                                                                       U.S.          CANADA        COMBINED
                                                                   ------------   ------------   ------------
                                                                                ($ IN THOUSANDS)
Standardized measure, beginning of period .......................  $    461,411   $         --   $    461,411
Sales of oil and gas produced, net of production costs ..........      (177,813)            --       (177,813)
Net changes in prices and production costs ......................       (99,234)            --        (99,234)
Extensions and discoveries, net of production and
     development costs ..........................................       287,068             --        287,068
Changes in future development costs .............................       (12,831)            --        (12,831)
Development costs incurred during the period that reduced
    future development costs ....................................        46,888             --         46,888
Revisions of previous quantity estimates ........................      (199,738)            --       (199,738)
Purchase of reserves-in-place ...................................            --             --             --
Sales of reserves-in-place ......................................            --             --             --
Accretion of discount ...........................................        54,702             --         54,702
Net change in income taxes ......................................        63,719             --         63,719
Changes in production rates and other ...........................        (8,674)            --         (8,674)
                                                                   ------------   ------------   ------------
Standardized measure, end of period .............................  $    415,498   $         --   $    415,498
                                                                   ============   ============   ============

12. TRANSITION PERIOD COMPARATIVE DATA

    The following table presents certain financial information for the twelve months ended December 31, 1998 and 1997, and the six months ended December 31, 1997 and 1996, respectively:

                                                                TWELVE MONTHS ENDED         SIX MONTHS ENDED
                                                                    DECEMBER 31,               DECEMBER 31,
                                                              -----------------------   -----------------------
                                                                 1998         1997         1997         1996
                                                              ----------   ----------   ----------   ----------
                                                                           (UNAUDITED)               (UNAUDITED)
                                                                  ($ IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues ...................................................  $  377,946   $  302,804   $  153,898   $  120,186
                                                              ==========   ==========   ==========   ==========
Gross profit (loss)(a) .....................................  $ (856,197)  $ (309,041)  $  (93,092)  $   42,946
                                                              ==========   ==========   ==========   ==========
Income (loss) before income taxes
  and extraordinary item ...................................  $ (920,520)  $ (251,150)  $  (31,574)  $   39,246
Income taxes ...............................................          --      (17,898)          --       14,325
                                                              ----------   ----------   ----------   ----------
Income (loss) before extraordinary item ....................    (920,520)    (233,252)     (31,574)      24,921
Extraordinary item .........................................     (13,334)        (177)          --       (6,443)
                                                              ----------   ----------   ----------   ----------
Net income (loss) ..........................................  $ (933,854)  $ (233,429)  $  (31,574)  $   18,478
                                                              ==========   ==========   ==========   ==========
Earnings per share - basic
    Income (loss) before extraordinary item ................  $    (9.83)  $    (3.30)  $    (0.45)  $     0.40
    Extraordinary item .....................................       (0.14)          --           --        (0.10)
                                                              ----------   ----------   ----------   ----------
    Net income (loss) ......................................  $    (9.97)  $    (3.30)  $    (0.45)  $     0.30
                                                              ==========   ==========   ==========   ==========
Earnings per share - assuming dilution
    Income (loss) before extraordinary item ................  $    (9.83)  $    (3.30)  $    (0.45)  $     0.38
    Extraordinary item .....................................       (0.14)          --           --        (0.10)
                                                              ----------   ----------   ----------   ----------
    Net income (loss) ......................................  $    (9.97)  $    (3.30)  $    (0.45)  $     0.28
                                                              ==========   ==========   ==========   ==========
Weighted average common shares outstanding (in 000's)
    Basic ..................................................      94,911       70,672       70,835       61,985
                                                              ==========   ==========   ==========   ==========
    Assuming dilution ......................................      94,911       70,672       70,835       66,300
                                                              ==========   ==========   ==========   ==========


----------

(a) Total revenue less total operating costs.

13. QUARTERLY FINANCIAL DATA (UNAUDITED)

    Summarized unaudited quarterly financial data for 1999 and 1998 are as follows ($ in thousands except per share data):

                                                                                 QUARTERS ENDED
                                                              ---------------------------------------------------
                                                               MARCH 31,    JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                                                 1999         1999         1999           1999
                                                              ----------   ----------  ------------    ----------
Net sales ..................................................  $   65,677   $   80,892  $    102,140    $  106,237
Gross profit (loss)(a) .....................................       7,067       25,765        36,498        38,190
Net income (loss) ..........................................     (11,950)       8,147        18,115        18,954
Net income (loss) per share:
  Basic ....................................................       (0.17)        0.04          0.14          0.15
  Diluted ..................................................       (0.17)        0.04          0.13          0.14

                                                                                 QUARTERS ENDED
                                                              ---------------------------------------------------
                                                               MARCH 31,    JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                                                 1998         1998         1998           1998
                                                              ----------   ----------  ------------    ----------

Net sales ..................................................  $   76,765   $  109,310  $    106,338    $   85,533
Gross profit (loss)(a) .....................................    (246,036)    (218,645)       13,650      (405,166)
Net income (loss) before extraordinary item ................    (256,500)    (234,739)       (4,149)     (425,132)
Net income (loss) ..........................................    (256,500)    (248,073)       (4,149)     (425,132)
Net income (loss) per share before extraordinary item:
  Basic ....................................................       (3.19)       (2.29)        (0.08)        (4.44)
  Diluted ..................................................       (3.19)       (2.29)        (0.08)        (4.44)


----------

(a) Total revenue less total operating costs.

    Capitalized costs, less accumulated amortization and related deferred income taxes, cannot exceed an amount equal to the sum of the present value of estimated future net revenues less estimated future expenditures to be incurred in developing and producing the proved reserves, less any related income tax effects. At December 31, 1998, June 30, 1998 and March 31, 1998, capitalized costs of oil and gas properties exceeded the estimated present value of future net revenues for the Company's proved reserves, net of related income tax considerations, resulting in writedowns in the carrying value of oil and gas properties of $360 million, $216 million and $250 million, respectively.

    During the fourth quarter of 1998, the Company incurred a $55 million impairment charge to adjust certain non-oil and gas producing assets to their estimated fair values. Of this amount, $30 million related to the Company's investment in preferred stock of Gothic Energy Corporation, and the remainder was related to certain of the Company's gas processing and transportation assets located in Louisiana.

14. ACQUISITIONS

    During 1998, the Company acquired approximately 750 Bcfe of proved reserves through mergers or through purchases of oil and gas properties. The total consideration given for the acquisitions was $280 million of cash, 30.8 million shares of Company common stock, the assumption of $205 million of debt, and the incurrence of approximately $20 million of other acquisition related costs.

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

                        Pro Forma Information (Unaudited)


                                                       YEARS ENDED DECEMBER 31,
                                                      -------------------------
                                                        1998             1997
                                                      ---------        --------
                                               ($ IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues..........................................    $387,638         $379,546
Loss before extraordinary item....................    (921,969)        (215,350)
Net loss..........................................    (935,303)        (215,527)
Loss before extraordinary item per common share...       (9.41)           (2.23)
Net loss per common share.........................       (9.55)           (2.23)


    The Company acquired other businesses and oil and gas properties during 1999 and 1998. The results of operations of each of these businesses and properties, taken individually, were not material in relation to the Company's consolidated results of operations.

15. SUBSEQUENT EVENTS

    In January and February 2000, the Company engaged in five separate transactions with two institutional investors in which the Company exchanged a total of 8.8 million shares of common stock (both newly issued and treasury shares) for 625,000 shares of its issued and outstanding preferred stock with a liquidation value of $31.3 million plus dividends in arrears of $2.9 million. All preferred shares acquired in these transactions were cancelled and retired and will have the status of authorized but unissued shares of undesignated preferred stock.

    In connection with a potential restructuring of Gothic Energy Corporation ("Gothic"), Chesapeake and Gothic agreed in March 2000 to substantially revise their joint venture originally entered into in March 1998. In addition, Chesapeake granted Gothic an option to redeem the preferred and common shares of Gothic held by Chesapeake in exchange for rights to certain undeveloped leasehold interests covered by the joint venture agreement. The terms of the agreement are subject to certain conditions, including the approval by certain of Gothic's creditors. Significant terms of the proposed agreement are as follows:

    o   the joint venture is extended for three years to April 30, 2006,

    o Chesapeake is granted a right of first refusal on any property disposition by Gothic,

    o   Chesapeake becomes operator of 28 wells currently operated by Gothic,

    o Chesapeake will have the first right to drill, complete and operate wells in certain areas covered by the joint venture,

    o Chesapeake granted Gothic the option to redeem its investment in $50 million liquidation amount of Gothic Series B preferred stock, including dividends in arrears, and 2.4 million shares of Gothic common stock, for a permanent assignment to Chesapeake of certain undeveloped leasehold interests that were originally subject to a reassignment obligation to Gothic.

                                                                     SCHEDULE II



                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                                ($ IN THOUSANDS)

                                                                   ADDITIONS
                                                            ----------------------
                                               BALANCE AT                  CHARGED                 BALANCE AT
                                               BEGINNING      CHARGED     TO OTHER                     END
                DESCRIPTION                    OF PERIOD    TO EXPENSE    ACCOUNTS    DEDUCTIONS    OF PERIOD
----------------------------------------       ---------    ----------    --------    ----------    ---------
December 31, 1999:
  Allowance for doubtful accounts.......        $ 3,209       $      9     $    --      $     --     $  3,218
  Valuation allowance for deferred tax
     assets.............................        $458,903      $     --     $(5,731)(a)  $(10,956)    $442,016
December 31, 1998:
  Allowance for doubtful accounts.......        $   691       $  1,589     $ 1,000      $     71     $  3,209
  Valuation allowance for deferred tax
     assets.............................        $77,934       $380,969     $    --      $     --     $458,903
December 31, 1997:
  Allowance for doubtful accounts.......        $   387       $     40     $   264      $     --     $    691
  Valuation allowance for deferred tax
     assets.............................        $64,116       $ 13,818     $    --      $     --     $ 77,934
June 30, 1997:
  Allowance for doubtful accounts.......        $   340       $    299     $    --      $    252     $    387
  Valuation allowance for deferred tax
     assets.............................        $    --       $ 64,116     $    --      $     --     $ 64,116

(a) At December 31, 1998, $5.7 million of the valuation allowance was related to the Company's Canadian deferred tax assets. During 1999, this valuation allowance was eliminated as part of a purchase price reallocation related to a 1998 acquisition.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information called for by this Item 10 is incorporated herein by reference to the definitive Proxy Statement to be filed by the Company pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934 not later than April 29, 2000.

ITEM 11. EXECUTIVE COMPENSATION

    The information called for by this Item 11 is incorporated herein by reference to the definitive Proxy Statement to be filed by the Company pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934 not later than April 29, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information called for by this Item 12 is incorporated herein by reference to the definitive Proxy Statement to be filed by the Company pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934 not later than April 29, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information called for by this Item 13 is incorporated herein by reference to the definitive Proxy Statement to be filed by the Company pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934 not later than April 29, 2000.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      The following documents are filed as part of this report:

        1. Financial Statements. The Company's consolidated financial statements are included in Item 8 of this report. Reference is made to the accompanying Index to Consolidated Financial Statements.

        2. Financial Statement Schedules. Schedule II is included in Item 8 of this report with the Company's consolidated financial statements. No other financial statement schedules are applicable or required.

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
                     its subsidiaries signatory thereto, as Subsidiary
                     Guarantors, and United States Trust Company of New York, as
                     Trustee, with respect to 9.125% Senior Notes, due 2006.
                     Incorporated herein by reference to Exhibit 4.6 to Registrant's registration statement on Form S-3 (No.
                     333-1588). First Supplemental Indenture dated December 30,
                     1996 and Second Supplemental Indenture dated December 17,
                     1997. Incorporated herein by reference to Exhibit 4.4.1 to Registrant's transition report on Form 10-K for the six months ended December 31, 1997. Third Supplemental
                     Indenture dated April 22, 1998. Incorporated herein by reference to Exhibit 4.4.1 to Registrant's Amendment No. 1 to Form S-3 registration statement (No. 333-57235). Fourth
                     Supplemental Indenture dated July 1, 1998. Incorporated herein by reference to Exhibit 4.3.1 to Registrant's quarterly report on Form 10-Q for the quarter ended
                     September 30, 1998.

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

        10.1.4+  --  Registrant's 1996 Stock Option Plan. Incorporated herein by reference to Registrant's Proxy Statement for its 1996
                     Annual Meeting of Shareholders and to Registrant's quarterly report on Form 10-Q for the quarter ended
                     December 31, 1996.

        10.1.5+  --  Registrant's 1999 Stock Option Plan. Incorporated herein by reference to Exhibit 10.1.5 to Registrant's quarterly report on Form 10-Q for the quarter ended June 30, 1999.

        10.2.1+  --  First Amendment to the Amended and Restated Employment
                     Agreement dated as of December 31, 1998 between Aubrey K.
                     McClendon and Chesapeake Energy Corporation. Incorporated herein by reference to Exhibit 10.2.1 to Registrant's quarterly report on Form 10-Q for the quarter ended June
                     30, 1999.

        10.2.2+  --  First Amendment to the Amended and Restated Employment
                     Agreement dated as of December 31, 1998 between Tom L. Ward and Chesapeake Energy Corporation. Incorporated herein by reference to Exhibit 10.2.2 to Registrant's quarterly report on Form 10-Q for the quarter ended June 30, 1999.

        10.2.3+  --  Amended and Restated Employment Agreement dated as of
                     July 1, 1998 between Marcus C. Rowland and Chesapeake
                     Energy Corporation. Incorporated herein by reference to
                     Exhibit 10.2.3 to Registrant's annual report on Form 10-K for the year ended December 31, 1998.

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

        10.2.9+  --  Amendment to Employment Agreements of Steven C. Dixon, J.
                     Mark Lester, Henry J. Hood and Martha A. Burger dated as of
                     July 1, 1997. Incorporated herein by reference to Exhibit
                     10.2.9 to Registrant's annual report on Form 10-K for the year ended December 31, 1998.

        10.3+    --  Form of Indemnity Agreement for officers and directors of
                     Registrant and its subsidiaries. Incorporated herein by
                     reference to Exhibit 10.30 to Registrant's registration
                     statement on Form S-1 (No. 33-55600).

        10.5     --  Rights Agreement dated July 15, 1998 between the Registrant and UMB Bank, N.A., as Rights Agent. Incorporated herein by reference to Exhibit 1 to Registrant's registration statement on Form 8-A filed July 16, 1998. Amendment No. 1 dated September 11, 1998. Incorporated herein by reference to Exhibit 10.3 to Registrant's quarterly report on Form
                     10-Q for the quarter ended September 30, 1998.

        10.10    --  Partnership Agreement of Chesapeake Exploration Limited
                     Partnership dated December 27, 1994 between Chesapeake
                     Energy Corporation and Chesapeake Operating, Inc.
                     Incorporated herein by reference to Exhibit 10.10 to Registrant's registration statement on Form S-4 (No.
                     33-93718).

        10.11    --  Amended and Restated Limited Partnership Agreement of
                     Chesapeake Louisiana, L.P. dated June 30, 1997 between
                     Chesapeake Operating, Inc. and Chesapeake Energy Louisiana
                     Corporation.

        12*      --  Computation of Ratios

        21*      --  Subsidiaries of Registrant

        23.1*    --  Consent of PricewaterhouseCoopers LLP

        23.2*    --  Consent of Williamson Petroleum Consultants, Inc.

        23.3*    --  Consent of Ryder Scott Company Petroleum Engineers

        27*      --  Financial Data Schedule


----------

* Filed herewith.

+ Management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K

    During the quarter ended December 31, 1999, the Company filed the following Current Reports on Form 8-K:

    On November 1, 1999, the Company filed a current report on Form 8-K reporting under Item 5 that the Company issued a press release announcing record earnings and cash flow for the third quarter 1999.

    On December 8, 1999, the Company filed a current report on Form 8-K reporting under Item 5 that the Company issued a press release reporting an increase in its Mid-Continent asset base with property acquisition and completion of a significant discovery well.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 CHESAPEAKE ENERGY CORPORATION


                                                 By /s/ AUBREY K. McCLENDON
                                                   ------------------------
                                                        Aubrey K. McClendon
                                                     Chairman of the Board and
                                                      Chief Executive Officer
Date:  March 30, 2000

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


             SIGNATURE                                      TITLE                                       DATE
--------------------------------------      --------------------------------------                  --------------

 /s/ AUBREY K. McCLENDON                    Chairman of the Board, Chief Executive                  March 30, 2000
--------------------------------------        Officer and Director
      Aubrey K. McClendon                     (Principal Executive Officer)


 /s/ TOM L. WARD                            President, Chief Operating Officer and                  March 30, 2000
--------------------------------------        Director
          Tom L. Ward                         (Principal Executive Officer)


 /s/ MARCUS C. ROWLAND                      Executive Vice President and Chief                      March 30, 2000
--------------------------------------        Financial Officer
       Marcus C. Rowland                      (Principal Financial Officer)


 /s/ MICHAEL A. JOHNSON                     Senior Vice President - Accounting,                     March 30, 2000
--------------------------------------        Controller and Chief Accounting Officer
      Michael A. Johnson                      (Principal Accounting Officer)


 /s/ EDGAR F. HEIZER, JR.                   Director                                                March 30, 2000
--------------------------------------
     Edgar F. Heizer, Jr.


 /s/ BREENE M. KERR                         Director                                                March 30, 2000
--------------------------------------
        Breene M. Kerr


 /s/ SHANNON T. SELF                        Director                                                March 30, 2000
--------------------------------------
        Shannon T. Self


 /s/ FREDERICK B. WHITTEMORE                Director                                                March 30, 2000
--------------------------------------
    Frederick B. Whittemore


/s/ WALTER C. WILSON                        Director                                                March 30, 2000
--------------------------------------
       Walter C. Wilson

                                INDEX TO EXHIBITS


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
                     its subsidiaries signatory thereto, as Subsidiary
                     Guarantors, and United States Trust Company of New York, as
                     Trustee, with respect to 9.125% Senior Notes, due 2006.
                     Incorporated herein by reference to Exhibit 4.6 to Registrant's registration statement on Form S-3 (No. 333-1588). First Supplemental
                     Indenture dated December 30, 1996 and Second Supplemental
                     Indenture dated December 17, 1997. Incorporated herein by reference to Exhibit 4.4.1 to Registrant's transition report on Form 10-K for the six months ended December 31, 1997. Third Supplemental Indenture dated April 22, 1998.
                     Incorporated herein by reference to Exhibit 4.4.1 to Registrant's Amendment No. 1 to Form S-3 registration statement (No. 333-57235). Fourth Supplemental Indenture dated July 1, 1998. Incorporated herein by reference to
                     Exhibit 4.3.1 to Registrant's quarterly report on Form 10-Q for the quarter ended September 30, 1998.

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

        10.1.4+  --  Registrant's 1996 Stock Option Plan. Incorporated herein by reference to Registrant's Proxy Statement for its 1996
                     Annual Meeting of Shareholders and to Registrant's quarterly report on Form 10-Q for the quarter ended
                     December 31, 1996.

        10.1.5+  --  Registrant's 1999 Stock Option Plan. Incorporated herein by reference to Exhibit 10.1.5 to Registrant's quarterly report on Form 10-Q for the quarter ended June 30, 1999.

        10.2.1+  --  First Amendment to the Amended and Restated Employment
                     Agreement dated as of December 31, 1998 between Aubrey K.
                     McClendon and Chesapeake Energy Corporation. Incorporated herein by reference to Exhibit 10.2.1 to Registrant's quarterly report on Form 10-Q for the quarter ended June
                     30, 1999.

        10.2.2+  --  First Amendment to the Amended and Restated Employment
                     Agreement dated as of December 31, 1998 between Tom L. Ward and Chesapeake Energy Corporation. Incorporated herein by reference to Exhibit 10.2.2 to Registrant's quarterly report on Form 10-Q for the quarter ended June 30, 1999.

        10.2.3+  --  Amended and Restated Employment Agreement dated as of
                     July 1, 1998 between Marcus C. Rowland and Chesapeake
                     Energy Corporation.

                     Incorporated herein by reference to Exhibit 10.2.3 to Registrant's annual report on Form 10-K for the year ended
                     December 31, 1998.

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

        10.2.9+  --  Amendment to Employment Agreements of Steven C. Dixon, J.
                     Mark Lester, Henry J. Hood and Martha A. Burger dated as of
                     July 1, 1997. Incorporated herein by reference to Exhibit
                     10.2.9 to Registrant's annual report on Form 10-K for the year ended December 31, 1998.

        10.3+    --  Form of Indemnity Agreement for officers and directors of
                     Registrant and its subsidiaries. Incorporated herein by
                     reference to Exhibit 10.30 to Registrant's registration
                     statement on Form S-1 (No. 33-55600).

        10.5     --  Rights Agreement dated July 15, 1998 between the Registrant and UMB Bank, N.A., as Rights Agent. Incorporated herein by reference to Exhibit 1 to Registrant's registration statement on Form 8-A filed July 16, 1998. Amendment No. 1 dated September 11, 1998. Incorporated herein by reference to Exhibit 10.3 to Registrant's quarterly report on Form
                     10-Q for the quarter ended September 30, 1998.

        10.10    --  Partnership Agreement of Chesapeake Exploration Limited
                     Partnership dated December 27, 1994 between Chesapeake
                     Energy Corporation and Chesapeake Operating, Inc.
                     Incorporated herein by reference to Exhibit 10.10 to Registrant's registration statement on Form S-4 (No.
                     33-93718).

        10.11    --  Amended and Restated Limited Partnership Agreement of
                     Chesapeake Louisiana, L.P. dated June 30, 1997 between
                     Chesapeake Operating, Inc. and Chesapeake Energy Louisiana
                     Corporation.

        12*      --  Computation of Ratios

        21*      --  Subsidiaries of Registrant

        23.1*    --  Consent of PricewaterhouseCoopers LLP

        23.2*    --  Consent of Williamson Petroleum Consultants, Inc.

        23.3*    --  Consent of Ryder Scott Company Petroleum Engineers

        27*      --  Financial Data Schedule


----------

* Filed herewith.

+ Management contract or compensatory plan or arrangement.