Form 10-Q
period 2000-03-31
CHESAPEAKE ENERGY CORP
filed 2000-05-15
CIK 895126

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

                                 YES [X] NO [ ]

    At May 9, 2000, there were 118,471,102 shares of the registrant's $.01 par value Common Stock outstanding.

--------------------------------------------------------------------------------

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

             INDEX TO FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2000



PART I. FINANCIAL INFORMATION
                                                                                                  PAGE
                                                                                                  ----
          Item 1.     Consolidated Financial Statements:

                      Consolidated Balance Sheets at March 31, 2000 (Unaudited) and
                      December 31, 1999                                                             3

                      Consolidated Statements of Operations for the Three Months Ended
                      March 31, 2000 and 1999 (Unaudited)                                           4

                      Consolidated Statements of Cash Flows for the Three Months Ended
                      March 31, 2000 and 1999 (Unaudited)                                           5

                      Condensed Consolidating Statements of Comprehensive Income (Loss) for
                      the Three Months Ended March 31, 2000 and 1999 (Unaudited)                    6

                      Notes to Consolidated Financial Statements (Unaudited)                        7

          Item 2.     Management's Discussion and Analysis of Financial Condition and
                      Results of Operations                                                        16

          Item 3.     Quantitative and Qualitative Disclosures About Market Risks                  20

PART II. OTHER INFORMATION

          Item 1.     Legal Proceedings                                                            22

          Item 2.     Changes in Securities and Use of Proceeds                                    22

          Item 3.     Defaults Upon Senior Securities                                              22

          Item 4.     Submission of Matters to a Vote of Security Holders                          22

          Item 5.     Other Information                                                            22

          Item 6.     Exhibits and Reports on Form 8-K                                             22

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                    MARCH 31,       DECEMBER 31,
                                                                                      2000             1999
                                                                                   -----------      ------------
                                                                                   (UNAUDITED)
                                                                                        ($ IN THOUSANDS)
                                                   ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ..................................................     $    26,231      $    38,658
  Restricted cash ............................................................           3,073              192
  Accounts receivable:
    Oil and gas sales ........................................................          20,790           17,045
    Oil and gas marketing sales ..............................................          21,814           18,199
    Joint interest and other, net of allowances of $3,249,000
      and $3,218,000, respectively ...........................................          11,976           11,247
    Related parties ..........................................................           3,805            4,574
  Inventory ..................................................................           4,063            4,582
  Other ......................................................................           5,784            3,049
                                                                                   -----------      -----------
         Total Current Assets ................................................          97,536           97,546
                                                                                   -----------      -----------
PROPERTY AND EQUIPMENT:
  Oil and gas properties, at cost based on full-cost accounting:
    Evaluated oil and gas properties .........................................       2,362,596        2,315,348
    Unevaluated properties ...................................................          36,409           40,008
    Less: accumulated depreciation, depletion and amortization ...............      (1,694,927)      (1,670,542)
                                                                                   -----------      -----------
                                                                                       704,078          684,814
  Other property and equipment ...............................................          68,724           67,712
  Less: accumulated depreciation and amortization ............................         (34,325)         (33,429)
                                                                                   -----------      -----------
         Total Property and Equipment ........................................         738,477          719,097
                                                                                   -----------      -----------
OTHER ASSETS .................................................................          29,358           33,890
                                                                                   -----------      -----------
TOTAL ASSETS .................................................................     $   865,371      $   850,533
                                                                                   ===========      ===========

                                    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes payable and current maturities of long-term debt .....................     $       781      $       763
  Accounts payable ...........................................................          22,346           24,822
  Accrued liabilities and other ..............................................          38,260           34,713
  Revenues and royalties due others ..........................................          24,756           27,888
                                                                                   -----------      -----------
         Total Current Liabilities ...........................................          86,143           88,186
                                                                                   -----------      -----------
LONG-TERM DEBT, NET ..........................................................         960,416          964,097
                                                                                   -----------      -----------
REVENUES AND ROYALTIES DUE OTHERS ............................................           8,752            9,310
                                                                                   -----------      -----------
DEFERRED INCOME TAXES ........................................................           6,650            6,484
                                                                                   -----------      -----------
STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred Stock, $.01 par value, 10,000,000 shares authorized;
    3,921,400 and 4,596,400 shares of 7% cumulative convertible stock issued and outstanding at March 31, 2000 and December 31,
    1999, respectively, entitled in liquidation (including
    dividends in arrears) to $216.4 million and
    $249.1 million, respectively .............................................         196,070          229,820
  Common Stock, par value of $.01, 250,000,000 shares authorized;
    108,561,616 and 105,858,580 shares issued at March 31, 2000 and
    December 31, 1999, respectively ..........................................           1,086            1,059
  Paid-in capital ............................................................         684,755          682,905
  Accumulated earnings (deficit) .............................................      (1,065,465)      (1,093,929)
  Accumulated other comprehensive income (loss) ..............................            (282)             196
  Less: treasury stock, at cost; 3,806,185 and 10,856,185 common shares at
    March 31, 2000 and December 31, 1999, respectively .......................         (12,754)         (37,595)
                                                                                   -----------      -----------
         Total Stockholders' Equity (Deficit) ................................        (196,590)        (217,544)
                                                                                   -----------      -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT) .........................     $   865,371      $   850,533
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

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                               ------------------------
                                                                  2000           1999
                                                               ---------      ---------
REVENUES:
 Oil and gas sales .......................................     $  87,293      $  51,806
 Oil and gas marketing sales .............................        27,368         13,871
                                                               ---------      ---------
     Total revenues ......................................       114,661         65,677
                                                               ---------      ---------
OPERATING COSTS:
 Production expenses .....................................        12,545         13,992
 Production taxes ........................................         5,216          1,990
 General and administrative ..............................         3,032          4,024
 Oil and gas marketing expenses ..........................        26,544         13,285
 Oil and gas depreciation, depletion and amortization ....        24,483         23,153
 Depreciation and amortization of other assets ...........         1,866          2,166
                                                               ---------      ---------
     Total operating costs ...............................        73,686         58,610
                                                               ---------      ---------
INCOME FROM OPERATIONS ...................................        40,975          7,067
                                                               ---------      ---------
OTHER INCOME (EXPENSE):
 Interest and other income ...............................         1,192            873
 Interest expense ........................................       (20,864)       (19,890)
                                                               ---------      ---------
     Total other income (expense) ........................       (19,672)       (19,017)
                                                               ---------      ---------
INCOME (LOSS) BEFORE INCOME TAX ..........................        21,303        (11,950)
                                                               ---------      ---------
INCOME TAX EXPENSE:
 Current .................................................            --             --
 Deferred ................................................           101             --
                                                               ---------      ---------
     Total income tax expense ............................           101             --
                                                               ---------      ---------
NET INCOME (LOSS) ........................................        21,202        (11,950)
 Preferred stock dividends ...............................        (4,042)        (4,026)
 Gain on redemption of preferred stock ...................        10,414             --
                                                               ---------      ---------
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS .......     $  27,574      $ (15,976)
                                                               =========      =========

EARNINGS (LOSS) PER COMMON SHARE:
 Basic ...................................................     $    0.27      $   (0.17)
                                                               =========      =========
 Assuming Dilution .......................................     $    0.15      $   (0.17)
                                                               =========      =========

WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT
 SHARES OUTSTANDING:
 Basic ...................................................       101,681         96,710
                                                               =========      =========
 Assuming Dilution .......................................       140,130         96,710
                                                               =========      =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                   ----------------------
                                                                                     2000          1999
                                                                                   --------      --------
                                                                                     ($ IN THOUSANDS)
     CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income (loss) .....................................................     $ 21,202      $(11,950)
       Adjustments to reconcile net income (loss) to net cash provided by operating activities:
        Depreciation, depletion and amortization .............................       25,420        24,550
        Amortization of loan costs ...........................................          909           769
        Amortization of bond discount ........................................           21            21
        (Gain) loss on sale of fixed assets and other ........................          (80)           78
        Equity in losses of equity investees .................................          119            --
        Income tax expense ...................................................          101            --
                                                                                   --------      --------
          Cash provided by operating activities before changes in
             current assets and liabilities ..................................       47,692        13,468
        Changes in current assets and liabilities ............................       (9,477)       12,830
                                                                                   --------      --------
          Cash provided by operating activities ..............................       38,215        26,298
                                                                                   --------      --------

     CASH FLOWS FROM INVESTING ACTIVITIES:
       Exploration and development of oil and gas properties .................      (40,252)      (44,590)
       Purchases of oil and gas properties ...................................       (4,564)       (3,988)
       Sales of oil and gas properties .......................................          985         2,070
       Sales of non-oil and gas assets .......................................          177         1,062
       Additions to other property and equipment .............................       (1,191)         (712)
       Other .................................................................       (2,045)          327
                                                                                   --------      --------
          Cash used in investing activities ..................................      (46,890)      (45,831)
                                                                                   --------      --------

     CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from long-term borrowings ....................................       45,000            --
       Payments on long-term borrowings ......................................      (48,500)           --
       Cash received from exercise of stock options ..........................          226            --
                                                                                   --------      --------
          Cash used in financing activities ..................................       (3,274)           --
                                                                                   --------      --------

     EFFECT OF CHANGES IN EXCHANGE RATE ON CASH ..............................         (478)          816
                                                                                   --------      --------
     NET DECREASE IN CASH AND CASH EQUIVALENTS ...............................      (12,427)      (18,717)
     CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ..........................       38,658        29,520
                                                                                   --------      --------
     CASH AND CASH EQUIVALENTS, END OF PERIOD ................................     $ 26,231      $ 10,803
                                                                                   ========      ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

        CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)

                                                                                  THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                                ----------------------
                                                                                  2000          1999
                                                                                --------      --------
                                                                                  ($ in thousands)
     Net income (loss) ....................................................     $ 21,202      $(11,950)
     Other comprehensive income (loss) - foreign currency translation
     adjustments ..........................................................         (478)          816
                                                                                --------      --------
     Comprehensive income (loss) ..........................................     $ 20,724      $(11,134)
                                                                                ========      ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)

1. ACCOUNTING PRINCIPLES

The accompanying unaudited consolidated financial statements of Chesapeake Energy Corporation and Subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q as prescribed by the Securities and Exchange Commission. All material adjustments (consisting solely of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods have been reflected. The results for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

This Form 10-Q relates to the three months ended March 31, 2000 (the "Current Quarter") and March 31, 1999 (the "Prior Quarter").

2. LEGAL PROCEEDINGS

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

Patent Litigation

On September 21, 1999, judgment was entered in favor of the Company in a patent infringement lawsuit tried to the U.S. District Court for the Northern District of Texas, Fort Worth Division. Filed in October 1996, the lawsuit asserted that the Company had infringed a patent belonging to Union Pacific Resources Company. The court declared the patent invalid, held that the Company could not have infringed the patent, dismissed all of UPRC's claims with prejudice and assessed court costs against UPRC. Appeals of the judgment by both the Company and UPRC are pending in the Federal Circuit Court of Appeals. The Company has appealed the trial court's ruling denying the Company's request for attorneys' fees. Management is unable to predict the outcome of these appeals, but believes the invalidity of the patent will be upheld on appeal.

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

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)


of production for various periods primarily during the 1960s. In addition, plaintiffs seek to recover conversion damages, exemplary damages, attorneys' fees and interest. Defendants assert that any cessation of production was excused and have pled affirmative defenses of limitations, waiver, temporary estoppel, laches and title by adverse possession.

Of the ten cases filed in the District Court of Moore County, Texas, 69th Judicial District, three have been tried to a jury. Judgment has been entered against CP and its co-defendants in all three cases, although there was a jury verdict in two of the cases in favor of defendants. The Company's aggregate liability for these judgments is $1.3 million of actual damages and $1.2 million of exemplary damages and, jointly and severally with the other two defendants, $1.5 million of actual damages and $337,000 of attorneys' fees in the event of an appeal, sanctions, interest and court costs. The court also quieted title to the leases in dispute in plaintiffs. CP and the other defendants have each appealed the judgments and posted supersedes bonds in all of these cases. One of the other Moore County, Texas cases has been set for trial in May 2000. There are three related cases pending in other courts. One is set for trial in June 2000 in the U.S. District Court, Northern District of Texas, Amarillo Division. The only other case pending in that court resulted in a jury verdict for CP and its co-defendants. Judgment has not yet been entered in that case.

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

3. NET INCOME (LOSS) PER SHARE

Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128") requires presentation of "basic" and "diluted" earnings per share, as defined, on the face of the statement of operations for all entities with complex capital structures. SFAS 128 requires a reconciliation of the numerators and denominators of the basic and diluted EPS computations. For the Prior Quarter there was no difference between actual weighted average shares outstanding, which are used in computing basic EPS, and diluted weighted average shares, which are used in computing diluted EPS. Options to purchase 14.8 million shares and 13.7 million shares of common stock at a weighted average exercise price of $1.83 and $1.71 were outstanding during the Current Quarter and Prior Quarter, respectively. In the Prior Quarter the outstanding options were not included in the computation of diluted EPS because the effect of those outstanding options would be antidilutive. A reconciliation for the Current Quarter is as follows:

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)

                                                        INCOME       SHARES      PER SHARE
                                                     (NUMERATOR)  (DENOMINATOR)   AMOUNT
                                                     -----------  -------------  ---------
FOR THE QUARTER ENDED MARCH 31, 2000:
BASIC EPS
Income available to common stockholders .........     $ 27,574       101,681     $   0.27
                                                                                 ========
EFFECT OF DILUTIVE SECURITIES
  Assumed conversion of preferred stock at
     beginning of period ........................        4,042        32,951
  Gain on redemption of preferred stock .........      (10,414)           --
  Employee stock options ........................           --         5,498
                                                      --------      --------
DILUTED EPS
Income available to common stockholders
   and assumed conversions ......................     $ 21,202       140,130     $   0.15
                                                      ========      ========     ========

In the Current Quarter, the Company engaged in a number of separate stock exchange transactions with institutional investors. The Company exchanged a total of 9.5 million shares of common stock (both newly issued and treasury shares) for 675,000 shares of its issued and outstanding preferred stock with a liquidation value of $33.8 million plus dividends in arrears of $3.2 million. All preferred shares acquired in these transactions were cancelled and retired and will have the status of authorized but unissued shares of undesignated preferred stock. A gain on redemption of the preferred shares equal to $10.4 million was recognized as an increase to net income in the Current Quarter in determining basic earnings per share. The gain represented the excess of (i) the liquidation value of the preferred shares that were retired plus dividends in arrears which had reduced prior EPS over (ii) the market value of the common stock issued in exchange for the preferred shares.

Between April 1 and May 9, 2000, the Company engaged in additional transactions in which a total of 13.5 million shares of common stock were exchanged for 1,055,658 shares of its issued and outstanding preferred stock with a liquidation value of $52.8 million plus dividends in arrears of $5.8 million. Including the stock exchange transactions through May 9, 2000, a total of 23.0 million shares of common stock have been exchanged for 1,730,658 shares of preferred stock. These transactions have reduced (i) the number of preferred shares from 4.6 million to 2.9 million, (ii) the liquidation value of the preferred stock from $229.8 million to $143.3 million, and (iii) dividends in arrears from $25.0 million to $16.0 million. A gain on redemption of all preferred shares exchanged through May 9, 2000 of $16.4 million ($10.4 million related to the Current Quarter) will be reflected in net income available to common shareholders in determining earnings per share.

4. SENIOR NOTES

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

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)


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

These senior note indentures also limit the Company's ability to make restricted payments (as defined), including the payment of preferred stock dividends, unless certain tests are met. From December 31, 1998 through March 31, 2000, the Company was unable to meet the requirements to incur additional unsecured indebtedness, and consequently was not able to pay cash dividends on its 7% cumulative convertible preferred stock. The Company had accumulated dividends in arrears of $20.3 million related to its preferred stock as of March 31, 2000. Including accrued dividends from April 1 through May 9, 2000, this amount has subsequently been reduced to approximately $16.0 million as of May 9, 2000 as a result of additional stock exchange transactions. This restriction does not affect the Company's ability to borrow under or expand its secured commercial bank facility. The Company was unable to pay a dividend on the preferred stock on May 1, 2000, the sixth consecutive dividend payment date on which dividends have not been paid. If the Company fails to pay dividends for six quarterly periods, the holders of preferred stock are entitled to elect two new directors to the Board. Based on current projections of cash flow and fixed charges, the Company expects to be able to pay a dividend on the preferred stock on August 1, 2000, although there are no assurances the Board of Directors will declare a dividend, even if the Company is able to resume paying dividends.

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

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                      CONDENSED CONSOLIDATING BALANCE SHEET

                              AS OF MARCH 31, 2000
                                ($ IN THOUSANDS)

                                                                    ASSETS

                                                    GUARANTOR       NON-GUARANTOR      COMPANY
                                                   SUBSIDIARIES     SUBSIDIARIES       (PARENT)       ELIMINATIONS     CONSOLIDATED
                                                   ------------     -------------     -----------     ------------     ------------
CURRENT ASSETS:
  Cash and cash equivalents ...................     $   (10,964)     $    23,031      $    17,237      $        --      $    29,304
  Accounts receivable, net ....................          51,313           21,629               95          (14,652)          58,385
  Inventory ...................................           3,917              146               --               --            4,063
  Other .......................................           4,602              815              367               --            5,784
                                                    -----------      -----------      -----------      -----------      -----------
     Total Current Assets .....................          48,868           45,621           17,699          (14,652)          97,536
                                                    -----------      -----------      -----------      -----------      -----------
PROPERTY AND EQUIPMENT:
  Oil and gas properties ......................       2,362,596               --               --               --        2,362,596
  Unevaluated leasehold .......................          36,409               --               --               --           36,409
  Other property and equipment ................          29,655           20,537           18,532               --           68,724
  Less: accumulated depreciation,
    depletion and amortization ................      (1,709,363)         (17,892)          (1,997)              --       (1,729,252)
                                                    -----------      -----------      -----------      -----------      -----------
     Net Property and Equipment ...............         719,297            2,645           16,535               --          738,477
                                                    -----------      -----------      -----------      -----------      -----------
INVESTMENTS IN SUBSIDIARIES AND
  INTERCOMPANY ADVANCES .......................         806,181               --          493,738       (1,299,919)              --
                                                    -----------      -----------      -----------      -----------      -----------
OTHER ASSETS ..................................          10,699            8,389           17,956           (7,686)          29,358
                                                    -----------      -----------      -----------      -----------      -----------
TOTAL ASSETS ..................................     $ 1,585,045      $    56,655      $   545,928      $(1,322,257) $       865,371
                                                    ===========      ===========      ===========      ===========      ===========

                                               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Notes payable and current maturities
    of long-term debt .........................     $       781      $        --      $        --      $        --      $       781
  Accounts payable and other ..................          51,163           22,696           26,110          (14,607)          85,362
                                                    -----------      -----------      -----------      -----------      -----------
     Total Current Liabilities ................          51,944           22,696           26,110          (14,607)          86,143
                                                    -----------      -----------      -----------      -----------      -----------
LONG-TERM DEBT ................................          41,235               --          919,181               --          960,416
                                                    -----------      -----------      -----------      -----------      -----------
REVENUES AND ROYALTIES DUE
  OTHERS ......................................           8,752               --               --               --            8,752
                                                    -----------      -----------      -----------      -----------      -----------
DEFERRED INCOME TAXES .........................           6,650               --               --               --            6,650
                                                    -----------      -----------      -----------      -----------      -----------
INTERCOMPANY PAYABLES .........................       1,371,729           (2,773)      (1,368,911)             (45)              --
                                                    -----------      -----------      -----------      -----------      -----------
STOCKHOLDERS' EQUITY (DEFICIT):
  Common Stock ................................              26                1            1,076              (17)           1,086
  Other .......................................         104,709           36,731          968,472       (1,307,588)        (197,676)
                                                    -----------      -----------      -----------      -----------      -----------
                                                        104,735           36,732          969,548       (1,307,605)        (196,590)
                                                    -----------      -----------      -----------      -----------      -----------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY (DEFICIT) ..............     $ 1,585,045      $    56,655      $   545,928      $(1,322,257)     $   865,371
                                                    ===========      ===========      ===========      ===========      ===========

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                      CONDENSED CONSOLIDATING BALANCE SHEET

                             AS OF DECEMBER 31, 1999
                                ($ IN THOUSANDS)

                                                                ASSETS

                                                    GUARANTOR       NON-GUARANTOR      COMPANY
                                                   SUBSIDIARIES     SUBSIDIARIES       (PARENT)       ELIMINATIONS     CONSOLIDATED
                                                   ------------     ------------      -----------     ------------     ------------
CURRENT ASSETS:
  Cash and cash equivalents ...................     $    (6,964)     $    20,409      $    25,405      $        --      $    38,850
  Accounts receivable .........................          45,170           18,297               73          (12,475)          51,065
  Inventory ...................................           4,183              399               --               --            4,582
  Other .......................................           1,997              700              352               --            3,049
                                                    -----------      -----------      -----------      -----------      -----------
          Total Current Assets ................          44,386           39,805           25,830          (12,475)          97,546
                                                    -----------      -----------      -----------      -----------      -----------
PROPERTY AND EQUIPMENT:
  Oil and gas properties ......................       2,311,633            3,715               --               --        2,315,348
  Unevaluated leasehold .......................          40,008               --               --               --           40,008
  Other property and equipment ................          29,088           20,521           18,103               --           67,712
  Less: accumulated depreciation,
     depletion and amortization ...............      (1,683,890)         (18,205)          (1,876)              --       (1,703,971)
                                                    -----------      -----------      -----------      -----------      -----------
          Net Property and Equipment ..........         696,839            6,031           16,227               --          719,097
                                                    -----------      -----------      -----------      -----------      -----------
INVESTMENTS IN SUBSIDIARIES AND
  INTERCOMPANY ADVANCES .......................         806,180               --          493,738       (1,299,918)              --
                                                    -----------      -----------      -----------      -----------      -----------
OTHER ASSETS ..................................          16,402            8,409           16,765           (7,686)          33,890
                                                    -----------      -----------      -----------      -----------      -----------
TOTAL ASSETS ..................................     $ 1,563,807      $    54,245      $   552,560      $(1,320,079)     $   850,533
                                                    ===========      ===========      ===========      ===========      ===========

                                            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Notes payable and current
     maturities of long-term debt .............     $        --      $       763      $        --      $        --      $       763
  Accounts payable and other ..................          63,194           19,265           17,466          (12,502)          87,423
                                                    -----------      -----------      -----------      -----------      -----------
          Total Current Liabilities ...........          63,194           20,028           17,466          (12,502)          88,186
                                                    -----------      -----------      -----------      -----------      -----------
LONG-TERM DEBT ................................          43,500            1,437          919,160               --          964,097
                                                    -----------      -----------      -----------      -----------      -----------
REVENUES AND ROYALTIES DUE
  OTHERS ......................................           9,310               --               --               --            9,310
                                                    -----------      -----------      -----------      -----------      -----------
DEFERRED INCOME TAXES .........................           6,484               --               --               --            6,484
                                                    -----------      -----------      -----------      -----------      -----------
INTERCOMPANY PAYABLES .........................       1,356,466           (2,450)      (1,354,043)              27               --
                                                    -----------      -----------      -----------      -----------      -----------
STOCKHOLDERS' EQUITY (DEFICIT):
  Common Stock ................................              27                1            1,048              (17)           1,059
  Other .......................................          84,826           35,229          968,929       (1,307,587)        (218,603)
                                                    -----------      -----------      -----------      -----------      -----------
                                                         84,853           35,230          969,977       (1,307,604)        (217,544)
                                                    -----------      -----------      -----------      -----------      -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIT) .....................................     $ 1,563,807      $    54,245      $   552,560      $(1,320,079)     $   850,533
                                                    ===========      ===========      ===========      ===========      ===========

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                ($ IN THOUSANDS)

                                                     GUARANTOR     NON-GUARANTOR     COMPANY
                                                    SUBSIDIARIES    SUBSIDIARIES     (PARENT)      ELIMINATIONS    CONSOLIDATED
                                                    ------------   -------------     ---------     ------------    ------------
FOR THE THREE MONTHS ENDED MARCH 31, 2000:
REVENUES:
  Oil and gas sales ...........................      $  86,221       $     347       $      --       $     725       $  87,293
  Oil and gas marketing sales .................             --          69,850              --         (42,482)         27,368
                                                     ---------       ---------       ---------       ---------       ---------
     Total Revenues ...........................         86,221          70,197              --         (41,757)        114,661
                                                     ---------       ---------       ---------       ---------       ---------
OPERATING COSTS:
  Production expenses and taxes ...............         17,681              80              --              --          17,761
  General and administrative ..................          2,720             291              21              --           3,032
  Oil and gas marketing expenses ..............             --          68,301              --         (41,757)         26,544
  Oil and gas depreciation, depletion
    and amortization ..........................         24,383             100              --              --          24,483
  Other depreciation and amortization .........          1,026              20             820              --           1,866
                                                     ---------       ---------       ---------       ---------       ---------
     Total Operating Costs ....................         45,810          68,792             841         (41,757)         73,686
                                                     ---------       ---------       ---------       ---------       ---------
INCOME (LOSS) FROM OPERATIONS .................         40,411           1,405            (841)             --          40,975
                                                     ---------       ---------       ---------       ---------       ---------
OTHER INCOME (LOSS):
  Interest and other income ...................            798             336          20,967         (20,909)          1,192
  Interest expense ............................        (20,955)            (34)        (20,784)         20,909         (20,864)
                                                     ---------       ---------       ---------       ---------       ---------
                                                       (20,157)            302             183              --         (19,672)
                                                     ---------       ---------       ---------       ---------       ---------
INCOME (LOSS) BEFORE INCOME TAXES .............         20,254           1,707            (658)             --          21,303
INCOME TAX EXPENSE (BENEFIT) ..................            101              --              --              --             101
                                                     ---------       ---------       ---------       ---------       ---------
NET INCOME (LOSS) .............................      $  20,153       $   1,707       $    (658)      $      --       $  21,202
                                                     =========       =========       =========       ---------       =========

FOR THE THREE MONTHS ENDED MARCH 31, 1999:
REVENUES:
  Oil and gas sales ...........................      $  51,209       $      --       $      --       $     597       $  51,806
  Oil and gas marketing sales .................             --          35,435              --         (21,564)         13,871
                                                     ---------       ---------       ---------       ---------       ---------
     Total Revenues ...........................         51,209          35,435              --         (20,967)         65,677
                                                     ---------       ---------       ---------       ---------       ---------
OPERATING COSTS:
  Production expenses and taxes ...............         15,982              --              --              --          15,982
  General and administrative ..................          3,522             457              45              --           4,024
  Oil and gas marketing expenses ..............             --          34,252              --         (20,967)         13,285
  Oil and gas depreciation, depletion
    and amortization ..........................         23,153              --              --              --          23,153
  Other depreciation and amortization .........          1,338              20             808              --           2,166
                                                     ---------       ---------       ---------       ---------       ---------
     Total Operating Costs ....................         43,995          34,729             853         (20,967)         58,610
                                                     ---------       ---------       ---------       ---------       ---------
INCOME (LOSS) FROM OPERATIONS .................          7,214             706            (853)             --           7,067
                                                     ---------       ---------       ---------       ---------       ---------
OTHER INCOME (LOSS):
  Interest and other income ...................            267             437          29,140         (28,971)            873
  Interest expense ............................        (28,406)             --         (20,455)         28,971         (19,890)
                                                     ---------       ---------       ---------       ---------       ---------
                                                       (28,139)            437           8,685              --         (19,017)
                                                     ---------       ---------       ---------       ---------       ---------
INCOME (LOSS) BEFORE INCOME TAXES .............        (20,925)          1,143           7,832              --         (11,950)
INCOME TAX EXPENSE (BENEFIT) ..................             --              --              --              --              --
                                                     ---------       ---------       ---------       ---------       ---------
NET INCOME (LOSS) .............................      $ (20,925)      $   1,143       $   7,832       $      --       $ (11,950)
                                                     =========       =========       =========       ---------       =========

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                                ($ IN THOUSANDS)

                                                      GUARANTOR      NON-GUARANTOR     COMPANY
                                                     SUBSIDIARIES    SUBSIDIARIES      (PARENT)      ELIMINATIONS   CONSOLIDATED
                                                     ------------    -------------     --------      ------------   ------------
FOR THE THREE MONTHS ENDED MARCH 31, 2000:
CASH FLOWS FROM OPERATING ACTIVITIES ...........       $ 29,595        $   (289)       $  8,909        $     --        $ 38,215
                                                       --------        --------        --------        --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Oil and gas properties, net ..................        (47,546)          3,715              --              --         (43,831)
  Proceeds from sale of assets .................            177              --              --              --             177
  Additions to other property and equipment ....           (753)            (16)           (422)             --          (1,191)
  Other additions ..............................            (35)             --          (2,010)             --          (2,045)
                                                       --------        --------        --------        --------        --------
                                                        (48,157)          3,699          (2,432)             --         (46,890)
                                                       --------        --------        --------        --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES ...........         12,159            (788)        (14,645)             --          (3,274)
                                                       --------        --------        --------        --------        --------
EFFECT OF CHANGES IN EXCHANGE RATE ON CASH .....           (478)             --              --              --            (478)
                                                       --------        --------        --------        --------        --------
NET INCREASE (DECREASE) IN CASH ................         (6,881)          2,622          (8,168)             --         (12,427)
CASH, BEGINNING OF PERIOD ......................         (7,156)         20,409          25,405              --          38,658
                                                       --------        --------        --------        --------        --------
CASH, END OF PERIOD ............................       $(14,037)       $ 23,031        $ 17,237        $     --        $ 26,231
                                                       ========        ========        ========        ========        ========


FOR THE THREE MONTHS ENDED MARCH 31, 1999:
CASH FLOWS FROM OPERATING ACTIVITIES ...........       $  1,617        $  7,490        $ 17,191        $     --        $ 26,298
                                                       --------        --------        --------        --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Oil and gas properties, net ..................        (46,508)             --              --              --         (46,508)
  Proceeds from sale of assets .................          1,062              --              --              --           1,062
  Additions to other property and equipment ....            240            (195)           (757)             --            (712)
  Other additions ..............................            327              --              --              --             327
                                                       --------        --------        --------        --------        --------
                                                        (44,879)           (195)           (757)             --         (45,831)
                                                       --------        --------        --------        --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES ...........         44,819          (2,888)        (41,931)             --              --
                                                       --------        --------        --------        --------        --------
EFFECT OF CHANGES IN EXCHANGE RATE ON CASH .....            816              --              --              --             816
                                                       --------        --------        --------        --------        --------
NET INCREASE (DECREASE) IN CASH ................          2,373           4,407         (25,497)             --         (18,717)
CASH, BEGINNING OF PERIOD ......................        (17,319)          7,000          39,839              --          29,520
                                                       --------        --------        --------        --------        --------
CASH, END OF PERIOD ............................       $(14,946)       $ 11,407        $ 14,342        $     --        $ 10,803
                                                       ========        ========        ========        ========        ========

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

        CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                ($ IN THOUSANDS)

                                                       GUARANTOR    NON-GUARANTOR   COMPANY
                                                     SUBSIDIARIES   SUBSIDIARIES    (PARENT)     ELIMINATIONS   CONSOLIDATED
                                                     ------------   -------------   --------     ------------   ------------
FOR THE THREE MONTHS ENDED MARCH 31, 2000:
  Net income (loss) ............................       $ 20,153        $1,707       $  (658)       $     --       $ 21,202
  Other comprehensive income (loss) -
    foreign currency translation ...............           (478)           --            --              --           (478)
                                                       --------        ------       -------        --------       --------
  Comprehensive income .........................       $ 19,675        $1,707       $  (658)       $     --       $ 20,724
                                                       --------        ======       =======        ========       ========

FOR THE THREE MONTHS ENDED MARCH 31, 1999:
  Net income (loss) ............................       $(20,925)       $1,143       $ 7,832        $     --       $(11,950)
  Other comprehensive income (loss) -
    foreign currency translation ...............            816            --            --              --            816
                                                       --------        ------       -------        --------       --------
  Comprehensive income (loss) ..................       $(20,109)       $1,143       $ 7,832        $     --       $(11,134)
                                                       --------        ======       =======        ========       ========

                          PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - Three Months Ended March 31, 2000 vs. March 31, 1999

General. For the three months ended March 31, 2000 (the "Current Quarter"), the Company realized net income of $21.2 million, or $0.15 per diluted common share. This compares to a net loss of $12.0 million, or a loss of $0.17 per diluted common share, in the three months ended March 31, 1999 (the "Prior Quarter"). The loss in the Prior Quarter was primarily caused by low oil and gas prices.

Oil and Gas Sales. During the Current Quarter, oil and gas sales increased 69% to $87.3 million from $51.8 million in the Prior Quarter. For the Current Quarter, the Company produced 33.9 billion cubic feet equivalent ("bcfe"), consisting of 0.9 million barrels of oil ("mmbo") and 28.7 billion cubic feet of natural gas ("bcf"), compared to 1.3 mmbo and 25.7 bcf, or 33.3 bcfe, in the Prior Quarter. Average oil prices realized were $24.58 per barrel of oil ("bo") in the Current Quarter compared to $10.92 per bo in the Prior Quarter, an increase of 125%. Average gas prices realized were $2.30 per thousand cubic feet ("mcf") in the Current Quarter compared to $1.48 per mcf in the Prior Quarter, an increase of 55%.

For the Current Quarter, the Company realized an average price of $2.57 per thousand cubic feet equivalent ("mcfe"), compared to $1.56 per mcfe in the Prior Quarter. The Company's hedging activities resulted in decreased oil and gas revenues of $2.2 million, or $0.06 per mcfe, in the Current Quarter, compared to increases in oil and gas revenues of $0.3 million, or $0.01 per mcfe, in the Prior Quarter.

The following table shows the Company's production by region for the Current Quarter and the Prior Quarter:

                               FOR THE THREE MONTHS ENDED MARCH 31,
                            -------------------------------------------
                                   2000                    1999
                            -------------------     -------------------
   OPERATING AREAS          (mmcfe)     PERCENT     (mmcfe)     PERCENT
---------------------       ------      -------     ------      -------
Mid-Continent .......       18,772        55%       16,184        49%
Gulf Coast ..........       10,182        30        11,400        34
Canada ..............        2,925         9         2,431         7
Other Areas .........        2,052         6         3,297        10
                            ------       ---        ------       ---
     Total ..........       33,931       100%       33,312       100%
                            ======       ===        ======       ===

Natural gas production represented approximately 85% of the Company's total production volume on an equivalent basis in the Current Quarter, compared to 77% in the Prior Quarter.

Oil and Gas Marketing Sales. The Company realized $27.4 million in oil and gas marketing sales for third parties in the Current Quarter, with corresponding oil and gas marketing expenses of $26.5 million, for a margin of $0.9 million. This compares to sales of $13.9 million, expenses of $13.3 million, and a margin of $0.6 million in the Prior Quarter. The increase in marketing sales and cost of sales was due primarily to higher oil and gas prices in the Current Quarter as compared to the Prior Quarter.

Production Expenses. Production expenses decreased to $12.5 million in the Current Quarter, a $1.5 million decrease from the $14.0 million of production expenses incurred in the Prior Quarter. On a unit of production basis, production expenses were $0.37 and $0.42 per mcfe in the Current and Prior Quarters, respectively. The decrease in production expenses between periods is due primarily to the sale of certain oil and gas properties with high per-unit operating costs as well as other cost cutting measures such as staff reductions and office closings. The Company anticipates production expenses will not vary significantly from current levels during the remainder of 2000.

Production Taxes. Production taxes, which consist primarily of wellhead severance taxes, were $5.2 million and $2.0 million in the Current and Prior Quarters, respectively. On a per unit basis, production taxes were $0.15 per mcfe in the Current Quarter compared to $0.06 per mcfe in the Prior Quarter. The increase in the Current Quarter is due to higher oil and gas prices. In general, production taxes are calculated using value-based formulas that produce higher per unit costs when oil and gas prices are higher.

Oil and Gas Depreciation, Depletion and Amortization. Depreciation, depletion and amortization of oil and gas properties ("DD&A") for the Current Quarter was $24.5 million, compared to $23.2 million in the Prior Quarter. The DD&A rate per mcfe increased from $0.70 in the Prior Quarter to $0.72 in the Current Quarter. The Company expects DD&A will increase moderately from current levels during the remainder of 2000.

Depreciation and Amortization of Other Assets. Depreciation and amortization of other assets ("D&A") was $1.9 million in the Current Quarter compared to $2.2 million in the Prior Quarter. The Company anticipates D&A will continue at current levels during the remainder of 2000.

General and Administrative. General and administrative expenses ("G&A"), which are net of capitalized internal payroll and non-payroll expenses, were $3.0 million in the Current Quarter compared to $4.0 million in the Prior Quarter. The decrease was due primarily to various actions taken to lower corporate overhead, including staff reduction and office closings, which occurred throughout 1999, and an increase in capitalized internal costs between periods. The Company capitalized $1.9 million of internal costs in the Current Quarter directly related to the Company's oil and gas exploration and development efforts, compared to $1.2 million in the Prior Quarter. The Company anticipates that G&A costs during the remainder of 2000 will remain at approximately the same level as the Current Quarter.

Interest and Other Income. Interest and other income for the Current Quarter was $1.2 million compared to $0.9 million in the Prior Quarter.

Interest Expense. Interest expense increased to $20.9 million in the Current Quarter from $19.9 million in the Prior Quarter. In addition to the interest expense reported, the Company capitalized $0.7 million of interest during the Current Quarter compared to $1.1 million capitalized in the Prior Quarter.

Provision for Income Taxes. The Company recorded income tax expense of $0.1 million for the Current Quarter and none in the Prior Quarter. The income tax expense recorded in the Current Quarter is related to the Company's Canadian operations. At March 31, 2000, the Company had a net operating loss carryforward of approximately $636 million for regular federal income taxes which will expire in future years beginning in 2007. Management believes that it cannot be demonstrated at this time that it is more likely than not that the deferred income tax assets generated for U.S. income tax purposes, comprised primarily of the net operating loss carryforward, will be realizable in future years, and therefore a valuation allowance of $434 million has been recorded.

RISK MANAGEMENT ACTIVITIES

See Item 3 - "Quantitative and Qualitative Disclosures About Market Risks".

LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $11.4 million at March 31, 2000 and a cash balance of $29.3 million. The Company has a $50 million revolving bank credit facility, which matures in July 2002, with a committed borrowing base of $50 million. As of March 31, 2000, the Company had borrowed $40.0 million under this facility. Borrowings under the facility are secured by certain producing oil and gas properties and bear interest at variable rates, which averaged 9.4% per annum as of March 31, 2000.

At March 31, 2000, the Company's senior notes represented $919.2 million of its $960.4 million of long-term debt. Debt ratings for the senior notes are B2 by Moody's Investors Service and B by Standard & Poor's Corporation as of May 1, 2000. There are no scheduled principal payments required on any of the senior notes until March 2004, when $150 million is due.

The senior note indentures restrict the ability of the Company and its restricted subsidiaries to incur additional indebtedness. This restriction does not affect the Company's ability to borrow under or expand its secured commercial bank facility. As of March 31, 2000, the Company estimates that secured commercial bank indebtedness of $149 million could have been incurred under the indentures. The indenture restrictions do not apply to borrowings incurred by CEMI, an unrestricted subsidiary.

The senior note indentures also limit the Company's ability to make restricted payments (as defined), including the payment of preferred stock dividends, unless certain tests are met. From December 31, 1998 through March 31, 2000, the Company was unable to meet the requirements to incur additional unsecured indebtedness, and consequently was not able to pay cash dividends on its 7% cumulative convertible preferred stock. The Company had accumulated dividends in arrears of $20.3 million related to its preferred stock as of March 31, 2000. Including accrued dividends from April 1 through May 9, 2000, this amount has subsequently been reduced to approximately $16.0 million as of May 9, 2000 as a result of stock exchange transactions described below. The Company was unable to pay a dividend on the preferred stock on May 1, 2000, the sixth consecutive dividend payment date on which dividends have not been paid. If the Company fails to pay dividends for six quarterly periods, the holders of preferred stock are entitled to elect two new directors to the Board. Based on current projections of cash flow and fixed charges, the Company expects to be able to pay a dividend on the preferred stock on August 1, 2000, although there are no assurances the Board of Directors will declare a dividend, even if the Company is able to resume paying dividends.

In the Current Quarter, the Company engaged in a number of separate stock exchange transactions with institutional investors. The Company exchanged a total of 9.5 million shares of common stock (both newly issued and treasury shares) for 675,000 shares of its issued and outstanding preferred stock with a liquidation value of $33.8 million plus dividends in arrears of $3.2 million. All preferred shares acquired in these transactions were cancelled and retired and will have the status of authorized but unissued shares of undesignated preferred stock.

Between April 1 and May 9, 2000, the Company engaged in additional transactions in which a total of 13.5 million shares of common stock were exchanged for 1,055,658 shares of its issued and outstanding preferred stock with a liquidation value of $52.8 million plus dividends in arrears of $5.8 million. Including the stock exchange transactions through May 9, 2000, a total of 23.0 million shares of common stock have been exchanged for 1,730,658 shares of preferred stock. These transactions have reduced (i) the number of preferred shares from 4.6 million to 2.9 million, (ii) the liquidation value of the preferred stock from $229.8 million to $143.3 million, and (iii) dividends in arrears from $25.0 million to $16.0 million. A gain on redemption of all preferred shares exchanged through May 9, 2000 of $16.4 million ($10.4 million related to the Current Quarter) will be reflected in net income available to common shareholders in determining earnings per share.

The Company believes it has adequate resources, including cash on hand, budgeted cash flow from operations and proceeds from miscellaneous asset sales, to more than fund its capital expenditure budget for exploration and development activities during 2000, which are currently estimated to be approximately $130-$140 million. However, low oil and gas prices or unfavorable drilling results could cause the Company to reduce its drilling program, which is largely discretionary. Based on current oil and gas prices, the Company expects to generate excess cash flow that will be available to fund acquisitions, reduce debt, make preferred stock dividend payments, or a combination of the above.

The Company's cash provided by operating activities increased 45% to $38.2 million during the Current Quarter compared to $26.3 million during the Prior Quarter. The increase was due primarily to higher oil and gas prices realized during the Current Quarter.

Cash used in investing activities increased to $46.9 million during the Current Quarter from $45.8 million in the Prior Quarter. During the Current Quarter the Company expended approximately $34.8 million to initiate drilling on 51 gross (27.7 net) wells and invested approximately $5.4 million in leasehold acquisitions. This compares to $40.2 million to initiate drilling on 41 gross (25.6 net) wells and $4.4 million to purchase leasehold in the Prior Quarter. During the Current Quarter, the Company had acquisitions of oil and properties of $4.6 million and divestitures of oil and gas properties of $1.0 million. This compares to acquisitions of $4.0 million and divestitures of $2.1 million in the Prior Quarter.

There was $3.3 million of cash used in financing activities in the Current Quarter, compared to none in the Prior Quarter. The activity in the Current Quarter reflects the net reduction in borrowings under the Company's commercial bank credit facility of $3.5 million, partially offset by cash received through the exercise of stock options.

RECENTLY ISSUED ACCOUNTING STANDARDS

On June 15, 1998, the Financial Accounting Standards Board issued FAS No. 133, Accounting for Derivative Instruments and Hedging Activities. FAS 133 establishes a new model for accounting for derivatives and hedging activities and supersedes and amends a number of existing standards. FAS 133 (as amended by FAS 137) is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

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

FORWARD LOOKING STATEMENTS

This Form 10-Q includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts included in this Form 10-Q, including, without limitation, statements regarding oil and gas reserve estimates, planned capital expenditures, expected oil and gas production, the Company's financial position, business strategy and other plans and objectives for future operations, expected future expenses and preferred stock dividend payments, and realization of deferred tax assets, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Factors that could cause actual results to differ materially from those expected by the Company, including, without limitation, factors discussed under Risk Factors in the Company's Form 10-K for the period ended December 31, 1999, are substantial indebtedness, impairment of asset value, need to replace reserves, substantial capital requirements, ability to supplement capital resources with asset sales, fluctuations in the prices of oil and gas, uncertainties inherent in estimating quantities of oil and gas reserves, projecting future rates of production and the timing of development expenditures, competition, operating risks, restrictions imposed by lenders, liquidity and capital requirements, the effects of governmental and environmental regulation, pending litigation, and adverse changes in the market for the Company's oil and gas production. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to release publicly the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof, including, without limitation, changes in the Company's business strategy or planned capital expenditures, or to reflect the occurrence of unanticipated events.

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

As of March 31, 2000, the Company had the following open natural gas swap arrangements designed to hedge a portion of the Company's domestic gas production for periods after March 2000:

                                                                        NYMEX-INDEX
                                                          VOLUME        STRIKE PRICE
MONTHS                                                    (MMBtu)       (PER MMBtu)
------                                                   ---------      ------------
April 2000.......................................        8,900,000        $ 2.59
May 2000.........................................        3,410,000          2.74
June 2000........................................        3,300,000          2.74
July 2000........................................        3,410,000          2.74
August 2000......................................        3,410,000          2.74
September 2000...................................        2,100,000          2.70
October 2000.....................................        2,170,000          2.70

If the swap arrangements listed above had been settled on March 31, 2000, the Company would have incurred a loss of $7.0 million. Subsequent to March 31, 2000 the Company settled the natural gas swaps for April and May 2000. A loss of $2.7 million and $1.2 million will be recognized as price adjustments in April and May, respectively. Additionally, the Company has closed certain of its natural gas swaps that were open at March 31, 2000. The Company has closed hedges on 5,530,000 MMBTU and will recognize a loss of $1.8 million, which will be recognized as price adjustments, from June through October, 2000.

As of March 31, 2000, the Company had the following open crude oil swap arrangement designed to hedge a portion of the Company's domestic crude oil production for periods after March 2000:

                                                      MONTHLY      NYMEX-INDEX
                                                      VOLUME       STRIKE PRICE
MONTHS                                                (Bbls)        (PER Bbl)
------                                                -------      ------------
April 2000........................................    89,000         $27.251

If the swap arrangement listed above had been settled on March 31, 2000, the Company would have incurred a loss of $67,000.

The Company has also closed transactions designed to hedge a portion of the Company's domestic oil and natural gas production. The net unrecognized losses resulting from these transactions, $1.7 million as of March 31, 2000, will be recognized as price adjustments in the months of related production. These hedging gains and losses are set forth below ($ in thousands):

                                  HEDGING GAINS (LOSSES)
                           -------------------------------------
MONTH                        GAS            OIL           TOTAL
-----                      -------        -------        -------
April 2000 .........       $    71        $  (647)       $  (576)
May 2000 ...........            73           (668)          (595)
June 2000 ..........            71           (647)          (576)
July 2000 ..........            73           (231)          (158)
August 2000 ........            73             --             73
September 2000 .....            71             --             71
October 2000 .......            73             --             73
                           -------        -------        -------
                           $   505        $(2,193)       $(1,688)
                           =======        =======        =======

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

INTEREST RATE RISK

The Company also utilizes hedging strategies to manage fixed-interest rate exposure. Through the use of a swap arrangement, the Company has reduced its interest expense by $2.7 million from May 1998 through December 1999. During the Current Quarter, the Company's interest rate swap resulted in a $147,000 reduction of interest expense. The terms of the swap agreement are as follows:

      Months                      Notional Amount    Fixed Rate        Floating Rate
      ------                      ---------------    ----------        -------------
      May 1998 - April 2001       $230,000,000           7%            Average of three-month Swiss Franc LIBOR,
                                                                       Deutsche Mark and Australian Dollar plus
                                                                       300 basis points

      May 2001 - April 2008       $230,000,000           7%            Three-month LIBOR (USD) plus 300 basis
                                                                       points

If the floating rate is less than the fixed rate, the counterparty will pay the Company accordingly. If the floating rate exceeds the fixed rate, the Company will pay the counterparty. The interest rate swap agreement contains a "knockout provision" whereby the agreement will terminate on or after May 1, 2001 if the average closing price for the previous twenty business days for the shares of the Company's common stock is greater than or equal to $7.50 per share. The agreement also provides for a maximum floating rate of 8.5% from May 2001 through April 2008.

If the interest rate swap agreement listed above had been settled on March 31, 2000, the Company would have been required to pay the counterparty approximately $16.7 million. However, because of the knock-out provision discussed above and the volatility of interest rates, the Company does not believe that this worst-case scenario is a fair measure of the market value of the swap agreement and, therefore, would not pay this amount to cancel the transaction. Results from interest rate hedging transactions are reflected as adjustments to interest expense in the corresponding months covered by the swap agreement.

The table below presents principal cash flows and related weighted average interest rates by expected maturity dates. The fair value of the long-term debt has been estimated based on quoted market prices.

                                                                         MARCH 31, 2000
                                         ------------------------------------------------------------------------------------------
                                                                        YEARS OF MATURITY
                                         ------------------------------------------------------------------------------------------
                                          2000        2001        2002        2003       2004    THEREAFTER    TOTAL     FAIR VALUE
                                         ------      ------      ------      ------     ------   ----------    ------    ----------
LIABILITIES:                                                            ($ IN MILLIONS)
Long-term debt, including
  current portion - fixed rate .....     $  0.6      $  0.8      $  0.6      $   --     $150.0      $770.0      $922.0      $827.4
  Average interest rate ............        9.1%        9.1%        9.1%         --        7.9%        9.3%        9.1%         --
Long-term debt - variable rate .....     $   --      $   --      $ 40.0      $   --     $   --      $   --      $ 40.0      $ 40.0
  Average interest rate ............         --          --         9.4%         --         --          --         9.4%         --

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is subject to ordinary routine litigation incidental to its business. In addition, the Company and certain of its officers and directors are defendants in other pending actions which are described in Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2000, the Company exchanged 9,493,750 shares of common stock for 675,000 shares of its outstanding preferred stock in private transactions with institutional investors. The exchanges were exempt from registration under Section 3(a) (9) of the Securities Act of 1933 inasmuch as the Company exchanged securities exclusively with its existing shareholders and no commission or other remuneration was paid with respect to the exchanges.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES OR DIVIDEND ARREARAGES

May 1, 2000 was the sixth consecutive payment date on which the Company failed to pay dividends on its 7% cumulative convertible preferred stock. Dividends accrue at the annual rate of $3.50 per share. Dividends which are not declared and paid when due compound quarterly on each dividend payment date at the dividend payment rate. Accrued and unpaid dividends on 2,865,742 shares outstanding as of May 15, 2000 were $16.2 million. Additional information on preferred stock dividends is provided in Part I, Item 2 under "Liquidity and Capital Resources", the third paragraph of which is incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

- Not applicable

ITEM 5. OTHER INFORMATION

- Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

                The following exhibits are filed as a part of this report:

          Exhibit No.
          -----------

             10.1.6      Chesapeake Energy Corporation 2000 Employee Stock
                         Option Plan

             10.1.7 Chesapeake Energy Corporation 2000 Executive Officer Stock Option Plan

             12          Schedule of Ratios

             27          Financial Data Schedule

(b)      Reports on Form 8-K

                 During the quarter ended March 31, 2000, the Company filed the following Current Reports on Form 8-K:

         On February 28, 2000, the Company filed a current report on Form 8-K reporting under Item 5 that the Company issued a press release announcing record financial results and proved reserve levels.

         On March 9, 2000, the Company filed a current report on Form 8-K reporting under Item 5 that the Company issued a press release announcing the dismissal of 1997 securities litigation against the Company.

         On March 16, 2000, the Company filed a current report on Form 8-K reporting under Item 5 that the Company issued a press release announcing a restructured joint venture agreement with Gothic Energy Corporation.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             CHESAPEAKE ENERGY CORPORATION
                                                (Registrant)



     May 15, 2000                            /s/ Aubrey K. McClendon
---------------------------                  -----------------------------------
          Date                               Aubrey K. McClendon
                                             Chairman and
                                             Chief Executive Officer



     May 15, 2000                            /s/ Marcus C. Rowland
---------------------------                  -----------------------------------
          Date                               Marcus C. Rowland
                                             Executive Vice President and
                                             Chief Financial Officer

                                INDEX TO EXHIBITS

EXHIBIT NO.      DESCRIPTION
-----------      -----------
   10.1.6        Chesapeake Energy Corporation 2000 Employee Stock Option Plan

   10.1.7        Chesapeake Energy Corporation 2000 Executive Officer Stock Option Plan

   12            Schedule of Ratios

   27            Financial Data Schedule