Form 10-Q
period 2000-06-30
CHESAPEAKE ENERGY CORP
filed 2000-08-11
CIK 895126

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

                                   ----------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]

     At August 4, 2000, there were 144,712,453 shares of the registrant's $.01 par value Common Stock outstanding.

--------------------------------------------------------------------------------

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

             INDEX TO FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2000

PART I. FINANCIAL INFORMATION

                                                                                                  PAGE
                                                                                                  ----
          Item 1.     Consolidated Financial Statements:

                      Consolidated Balance Sheets at June 30, 2000 and
                      December 31, 1999 (Unaudited)                                                 3

                      Consolidated Statements of Operations for the Three Months and
                      Six Months Ended June 30, 2000 and 1999 (Unaudited)                           4

                      Consolidated Statements of Cash Flows for the Six Months Ended
                      June 30, 2000 and 1999 (Unaudited)                                            5

                      Consolidated Statements of Comprehensive Income (Loss) for the Three
                      Months and Six Months Ended June 30, 2000 and 1999 (Unaudited)                6

                      Notes to Consolidated Financial Statements (Unaudited)                        7

          Item 2.     Management's Discussion and Analysis of Financial Condition and
                      Results of Operations                                                        19

          Item 3.     Quantitative and Qualitative Disclosures About Market Risks                  25


PART II. OTHER INFORMATION

          Item 1.     Legal Proceedings                                                            28

          Item 2.     Changes in Securities and Use of Proceeds                                    28

          Item 3.     Defaults Upon Senior Securities or Dividend Arrearages                       28

          Item 4.     Submission of Matters to a Vote of Security Holders                          28

          Item 5.     Other Information                                                            28

          Item 6.     Exhibits and Reports on Form 8-K                                             28

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                                                      JUNE 30,       DECEMBER 31,
                                                                                                        2000            1999
                                                                                                    -----------      -----------
                                                                                                         ($ IN THOUSANDS)
                                                   ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ...................................................................     $    12,019      $    38,658
  Restricted cash .............................................................................           4,754              192
  Accounts receivable:
    Oil and gas sales .........................................................................          33,380           17,045
    Oil and gas marketing sales ...............................................................          29,141           18,199
    Joint interest and other, net of allowances of $1,714,000 and $3,218,000, respectively ....          14,399           11,247
    Related parties ...........................................................................           3,455            4,574
  Inventory ...................................................................................           3,596            4,582
  Other .......................................................................................           3,025            3,049
                                                                                                    -----------      -----------
         Total current assets .................................................................         103,769           97,546
                                                                                                    -----------      -----------
PROPERTY AND EQUIPMENT:
  Oil and gas properties, at cost based on full-cost accounting:
    Evaluated oil and gas properties ..........................................................       2,422,373        2,315,348
    Unevaluated properties ....................................................................          32,146           40,008
    Less: accumulated depreciation, depletion and amortization ................................      (1,719,259)      (1,670,542)
                                                                                                    -----------      -----------
                                                                                                        735,260          684,814
  Other property and equipment ................................................................          70,155           67,712
  Less: accumulated depreciation and amortization .............................................         (35,099)         (33,429)
                                                                                                    -----------      -----------
         Total property and equipment .........................................................         770,316          719,097
                                                                                                    -----------      -----------
INVESTMENT IN GOTHIC ENERGY CORPORATION .......................................................          87,509           10,000
                                                                                                    -----------      -----------
OTHER ASSETS ..................................................................................          19,388           23,890
                                                                                                    -----------      -----------
TOTAL ASSETS ..................................................................................     $   980,982      $   850,533
                                                                                                    ===========      ===========

                                    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes payable and current maturities of long-term debt ......................................     $       799      $       763
  Accounts payable ............................................................................          23,768           24,822
  Accrued liabilities and other ...............................................................          43,103           34,713
  Revenues and royalties due others ...........................................................          33,753           27,888
                                                                                                    -----------      -----------
         Total current liabilities ............................................................         101,423           88,186
                                                                                                    -----------      -----------
LONG-TERM DEBT, NET ...........................................................................         983,230          964,097
                                                                                                    -----------      -----------
REVENUES AND ROYALTIES DUE OTHERS .............................................................           8,405            9,310
                                                                                                    -----------      -----------
DEFERRED INCOME TAXES .........................................................................           7,904            6,484
                                                                                                    -----------      -----------
STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred Stock, $.01 par value, 10,000,000 shares authorized;
    1,557,037 and 4,596,400 shares of 7% cumulative convertible stock issued and outstanding at June 30, 2000 and December 31, 1999, respectively, entitled in liquidation (including dividends in arrears) to $87.4 million
    and $249.1 million, respectively ..........................................................          77,852          229,820
  Common Stock, par value of $.01, 250,000,000 shares authorized;
    143,297,346 and 105,858,580 shares issued at June 30, 2000 and
    December 31, 1999, respectively ...........................................................           1,433            1,059
  Paid-in capital .............................................................................         862,230          682,905
  Accumulated earnings (deficit) ..............................................................      (1,045,984)      (1,093,929)
  Accumulated other comprehensive income (loss) ...............................................          (2,757)             196
  Less:  treasury stock, at cost; 3,806,185 and 10,856,185 common shares at
    June 30, 2000 and December 31, 1999, respectively .........................................         (12,754)         (37,595)
                                                                                                    -----------      -----------
         Total stockholders' equity (deficit) .................................................        (119,980)        (217,544)
                                                                                                    -----------      -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT) ..........................................     $   980,982      $   850,533
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

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                   THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                         JUNE 30,                     JUNE 30,
                                                                 ------------------------      ------------------------
                                                                    2000          1999           2000           1999
                                                                 ---------      ---------      ---------      ---------
REVENUES:
 Oil and gas sales .........................................     $ 100,221      $  68,272      $ 187,514      $ 120,078
 Oil and gas marketing sales ...............................        34,242         12,620         61,610         26,491
                                                                 ---------      ---------      ---------      ---------
     Total revenues ........................................       134,463         80,892        249,124        146,569
                                                                 ---------      ---------      ---------      ---------
OPERATING COSTS:
 Production expenses .......................................        12,581         11,183         25,126         25,175
 Production taxes ..........................................         5,717          2,798         10,933          4,788
 General and administrative ................................         3,188          3,268          6,220          7,292
 Oil and gas marketing expenses ............................        33,122         11,673         59,666         24,958
 Oil and gas depreciation, depletion and amortization ......        24,877         24,233         49,360         47,386
 Depreciation and amortization of other assets .............         1,836          1,972          3,702          4,138
                                                                 ---------      ---------      ---------      ---------
     Total operating costs .................................        81,321         55,127        155,007        113,737
                                                                 ---------      ---------      ---------      ---------
INCOME FROM OPERATIONS .....................................        53,142         25,765         94,117         32,832
                                                                 ---------      ---------      ---------      ---------
OTHER INCOME (EXPENSE):
 Interest and other income .................................         1,667          2,967          2,859          3,840
 Interest expense ..........................................       (21,813)       (20,259)       (42,677)       (40,149)
                                                                 ---------      ---------      ---------      ---------
     Total other income (expense) ..........................       (20,146)       (17,292)       (39,818)       (36,309)
                                                                 ---------      ---------      ---------      ---------
INCOME (LOSS) BEFORE INCOME TAXES ..........................        32,996          8,473         54,299         (3,477)
                                                                 ---------      ---------      ---------      ---------
INCOME TAX EXPENSE .........................................         1,362            326          1,463            326
                                                                 ---------      ---------      ---------      ---------
NET INCOME (LOSS) ..........................................        31,634          8,147         52,836         (3,803)
 Preferred stock dividends .................................        (2,907)        (4,026)        (6,949)        (8,052)
 Gain on redemption of preferred stock .....................         1,481             --         11,895             --
                                                                 ---------      ---------      ---------      ---------
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS .........     $  30,208      $   4,121      $  57,782      $ (11,855)
                                                                 =========      =========      =========      =========

EARNINGS (LOSS) PER COMMON SHARE:
 Basic .....................................................     $    0.26      $    0.04      $    0.53      $   (0.12)
                                                                 =========      =========      =========      =========
 Assuming Dilution .........................................     $    0.22      $    0.04      $    0.36      $   (0.12)
                                                                 =========      =========      =========      =========

WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT
 SHARES OUTSTANDING:
 Basic .....................................................       116,466         97,049        108,196         97,049
                                                                 =========      =========      =========      =========
 Assuming dilution .........................................       146,113        101,450        146,285         97,049
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

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                     SIX MONTHS ENDED
                                                                                         JUNE 30,
                                                                                 ------------------------
                                                                                    2000           1999
                                                                                 ---------      ---------
                                                                                     ($ IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ........................................................     $  52,836      $  (3,803)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Depreciation, depletion and amortization ................................        51,258         49,923
   Amortization of loan costs ..............................................         1,804          1,601
   Amortization of bond discount ...........................................            42             35
   (Gain) loss on sale of fixed assets and other ...........................            (1)            98
   Equity in losses (earnings) of equity investees .........................           131            (35)
   Bad debt expense ........................................................           256             --
   Other ...................................................................           (36)            --
   Deferred income taxes ...................................................         1,463            326
                                                                                 ---------      ---------
     Cash provided by operating activities before changes in
        current assets and liabilities .....................................       107,753         48,145
   Changes in current assets and liabilities ...............................       (23,883)          (579)
                                                                                 ---------      ---------
     Cash provided by operating activities .................................        83,870         47,566
                                                                                 ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Exploration and development of oil and gas properties ....................       (78,947)       (79,303)
  Purchases of oil and gas properties ......................................       (24,981)        (6,484)
  Sales of oil and gas properties ..........................................         1,368         17,387
  Sales of non-oil and gas assets ..........................................           835          1,306
  Additions to other property and equipment ................................        (3,390)           (65)
  Long-term loans made to third parties ....................................            --           (511)
  Long-term investments ....................................................        (2,000)            --
  Investment in Gothic senior discount notes ...............................       (22,352)            --
  Other ....................................................................        (1,102)           325
                                                                                 ---------      ---------
     Cash used in investing activities .....................................      (130,569)       (67,345)
                                                                                 ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term borrowings .......................................       113,000         14,000
  Payments on long-term borrowings .........................................       (93,500)            --
  Purchase of treasury stock ...............................................            --            (53)
  Cash received from exercise of stock options .............................           764            240
                                                                                 ---------      ---------
     Cash provided by financing activities .................................        20,264         14,187
                                                                                 ---------      ---------

EFFECT OF CHANGES IN EXCHANGE RATE ON CASH .................................          (204)         3,625
                                                                                 ---------      ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS ..................................       (26,639)        (1,967)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .............................        38,658         29,520
                                                                                 ---------      ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD ...................................     $  12,019      $  27,553
                                                                                 =========      =========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)


                                                                                        THREE MONTHS ENDED    SIX MONTHS ENDED
                                                                                              JUNE 30,             JUNE 30,
                                                                                        -------------------  -------------------
                                                                                          2000       1999      2000       1999
                                                                                        --------   --------  --------   --------
                                                                                                    ($ IN THOUSANDS)
Net income (loss) ....................................................................  $ 31,634   $  8,147  $ 52,836   $ (3,803)
Other comprehensive income (loss) - foreign currency translation adjustments .........    (2,475)     2,813    (2,953)     3,625
                                                                                        --------   --------  --------   --------
Comprehensive income (loss) ..........................................................  $ 29,159   $ 10,960  $ 49,883   $   (178)
                                                                                        ========   ========  ========   ========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)


1. ACCOUNTING PRINCIPLES

The accompanying unaudited consolidated financial statements of Chesapeake Energy Corporation and Subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q as prescribed by the Securities and Exchange Commission. This Form 10-Q should be read in conjunction with the Company's December 31, 1999 Form 10-K. All material adjustments (consisting solely of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods have been reflected. The results for the three and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

This Form 10-Q relates to the three and six months ended June 30, 2000 (the "Current Quarter" and "Current Period," respectively) and June 30, 1999 (the "Prior Quarter" and "Prior Period," respectively).

2. LEGAL PROCEEDINGS

Bayard Securities Litigation

This putative class action alleging violations of the Securities Act of 1933 and the Oklahoma Securities Act was first filed in February 1998 against the Company and others on behalf of investors who purchased common stock of Bayard Drilling Technologies, Inc. ("Bayard") in, or traceable to, its initial public offering in November 1997. Total proceeds of the offering were $254 million, of which the Company received net proceeds of $90 million as a selling shareholder. Plaintiffs allege that the Company, a major customer of Bayard's drilling services and the owner of 30.1% of Bayard's common stock outstanding prior to the offering, was a controlling person of Bayard. Alleged defective disclosures are claimed to have resulted in a decline in Bayard's share price following the public offering. Plaintiffs seek a determination that the suit is a proper class action and damages in an unspecified amount or rescission, together with interest and costs of litigation, including attorneys' fees.

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

West Panhandle Field Cessation Cases

A subsidiary of the Company, Chesapeake Panhandle Limited Partnership ("CP") (f/k/a MC Panhandle, Inc.), and two subsidiaries of Kinder Morgan, Inc. are defendants in 13 lawsuits filed between June 1997 and January 1999 by royalty owners seeking the cancellation of oil and gas leases in the West Panhandle Field in Texas. The Company

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)


acquired MC Panhandle, Inc. on April 28, 1998. MC Panhandle, Inc. has owned the leases since January 1, 1997, and the co-defendants are prior lessees. Plaintiffs claim the leases terminated upon the cessation of production for various periods occurring primarily during the 1960s. In addition, plaintiffs seek to recover conversion damages, exemplary damages, attorneys' fees and interest. Defendants assert that any cessation of production was excused and have pled affirmative defenses of limitations, waiver, temporary estoppel, laches and title by adverse possession. Four of the 13 cases have been tried, no trial dates have been set for the other cases.

Of the ten cases filed in the District Court of Moore County, Texas, 69th Judicial District, three have been tried to a jury. Judgment has been entered against CP and its co-defendants in all three cases, although there was initially a jury verdict in two of the cases in favor of defendants. The Company's aggregate liability for these judgments is $1.3 million of actual damages and $1.2 million of exemplary damages, and jointly and severally with the other two defendants, $1.5 million of actual damages and $337,000 of attorneys' fees in the event of an appeal, sanctions, interest and court costs. The court also quieted title to the leases in dispute in plaintiffs. CP and the other defendants have each appealed the judgments and posted supersedeas bonds in all of these cases. There are three related cases pending in other courts. One was tried in the U.S. District Court, Northern District of Texas, Amarillo Division, and resulted in a jury verdict for CP and its co-defendants. Judgment has not yet been entered in that case.

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

3. NET INCOME (LOSS) PER SHARE

Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128") requires presentation of "basic" and "diluted" earnings per share, as defined, on the face of the statements of operations for all entities with complex capital structures. SFAS 128 requires a reconciliation of the numerator and denominators of the basic and diluted EPS computations.

The following weighted securities were not included in the calculation of diluted earnings per share, as the effect was antidilutive:

o In the Prior Period, options to purchase 12.8 million shares of common stock at a weighted average exercise price of $1.77 and the assumed conversion of the outstanding preferred stock (convertible into 33.1 million common shares) were antidilutive as a result of the Company's loss for the period.

o For the Prior Quarter, outstanding options to purchase 2.3 million shares of common stock at a weighted average exercise price of $5.02 were antidilutive because the exercise prices of the options were greater than the average market price of the Company's common stock. Additionally, the assumed conversion of the outstanding preferred stock (convertible into 33.1 million common shares) was not included.

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)


o In the Current Quarter and the Current Period, outstanding options to purchase 0.7 million and 1.6 million shares of common stock, respectively, at a weighted average exercise price of $10.57 and $6.76, respectively, were antidilutive because the exercise prices of the options were greater than the average market price of the Company's common stock.

A reconciliation for the Current Quarter, Prior Quarter and Current Period is as follows:

                                                       INCOME        SHARES       PER SHARE
                                                     (NUMERATOR)  (DENOMINATOR)    AMOUNT
                                                     -----------  -------------   ---------
FOR THE QUARTER ENDED JUNE 30, 2000:                              (in thousands)
BASIC EPS
Income available to common stockholders ..........     $ 30,208       116,466     $   0.26
                                                                                  ========
EFFECT OF DILUTIVE SECURITIES
  Assumed conversion of preferred stock at
     beginning of period .........................        2,907        21,797
  Gain on redemption of preferred stock ..........       (1,481)           --
  Employee stock options .........................           --         7,850
                                                       --------      --------
DILUTED EPS
Income available to common stockholders
   and assumed conversions .......................     $ 31,634       146,113     $   0.22
                                                       ========      ========     ========

FOR THE QUARTER ENDED JUNE 30, 1999:
BASIC EPS
  Income available to common stockholders ........     $  4,121        97,049     $   0.04
                                                                                  ========
EFFECT OF DILUTIVE SECURITIES
  Employee stock options .........................           --         4,401
                                                       --------      --------
DILUTED EPS
  Income available to common stockholders
     and assumed conversions .....................     $  4,121       101,450     $   0.04
                                                       ========      ========     ========

FOR THE SIX MONTHS ENDED JUNE 30, 2000:
BASIC EPS
Income available to common stockholders ..........     $ 57,782       108,196     $   0.53
                                                                                  ========
EFFECT OF DILUTIVE SECURITIES
  Assumed conversion of preferred stock at
     beginning of period .........................        6,949        31,158
  Gain on redemption of preferred stock ..........      (11,895)           --
  Employee stock options .........................           --         6,931
                                                       --------      --------
DILUTED EPS
Income available to common stockholders
   and assumed conversions .......................     $ 52,836       146,285     $   0.36
                                                       ========      ========     ========

In the Current Quarter, the Company engaged in a number of unsolicited stock exchange transactions with institutional investors. The Company exchanged a total of 24.7 million shares of common stock (newly issued shares), plus a cash payment of $8.3 million, for 2,364,363 shares of its issued and outstanding preferred stock with a liquidation value of $118.2 million plus dividends in arrears of $13.6 million. All preferred shares acquired in these transactions were cancelled and retired and have the status of authorized but unissued shares of undesignated preferred stock. A gain on redemption of the preferred shares equal to $1.5 million was recognized as an increase to net income available to common shareholders in the Current Quarter in determining basic earnings per share. The gain represented the excess of (i) the liquidation value of the preferred shares that were retired plus dividends in arrears which had reduced prior EPS over (ii) the market value of the common stock issued, and the cash payment made, in exchange for the preferred shares.

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)


In the Current Period, a total of 34.2 million shares of common stock, plus a cash payment of $8.3 million, were exchanged for 3,039,363 shares of preferred stock. These transactions reduced (i) the number of preferred shares from 4.6 million to 1.6 million, (ii) the liquidation value of the preferred stock from $229.8 million to $77.9 million, and (iii) dividends in arrears by $16.8 million to $9.5 million. A gain on redemption of all preferred shares exchanged through June 30, 2000 of $11.9 million ($1.5 million related to the Current Quarter) is reflected in net income available to common shareholders in determining basic earnings per share.

Subsequent to June 30, 2000, the Company engaged in additional transactions in which 8.2 million shares of common stock (newly issued shares) were exchanged for 823,500 shares of its issued and outstanding preferred stock with a liquidation value of $41.2 million plus dividends in arrears of $5.3 million. A $4.8 million loss on the redemption of these preferred shares will be reflected in net income available to common shareholders in determining earnings per share in the third quarter.

The Company may acquire additional shares of preferred stock in the future through negotiations with individual holders and, beginning May 1, 2001, it may redeem outstanding shares of preferred stock for $52.45 per share plus accumulated and unpaid dividends in cash and/or common stock.

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

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)


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

These senior note indentures also limit the Company's ability to make restricted payments (as defined), including the payment of preferred stock dividends, unless certain tests are met. From December 31, 1998 through March 31, 2000, the Company was unable to meet the requirements to incur additional unsecured indebtedness, and consequently was not able to pay cash dividends on its 7% cumulative convertible preferred stock. The Company had accumulated dividends in arrears of $9.5 million related to its preferred stock as of June 30, 2000. This restriction does not affect the Company's ability to borrow under or expand its secured commercial bank facility. The Company was unable to pay a dividend on the preferred stock on May 1, 2000, the sixth consecutive dividend payment date on which dividends had not been paid. As a result of the Company's failure to pay dividends for six quarterly periods, the holders of preferred stock are entitled to elect two new directors to the Board. Based on the Current Quarter financial results, the Company was able to pay a dividend on the preferred stock on August 1, 2000, although the Board of Directors did not declare a dividend that would have been payable on that date.

Set forth below are condensed consolidating financial statements of the Guarantor Subsidiaries, the Company's subsidiaries which are not guarantors of the Senior Notes (the "Non-Guarantor Subsidiaries") and the Company. Separate financial statements of each Guarantor Subsidiary have not been provided because management has determined that they are not material to investors.

Chesapeake Energy Marketing, Inc. ("CEMI") was the only Non-Guarantor Subsidiary for all periods presented. All of the Company's other subsidiaries were Guarantor Subsidiaries during all periods presented.

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



                      CONDENSED CONSOLIDATING BALANCE SHEET

                               AS OF JUNE 30, 2000
                                ($ IN THOUSANDS)


                                     ASSETS

                                               GUARANTOR      NON-GUARANTOR      COMPANY
                                             SUBSIDIARIES     SUBSIDIARIES       (PARENT)      ELIMINATIONS     CONSOLIDATED
                                             ------------     -------------    -----------     ------------     ------------
CURRENT ASSETS:
  Cash and cash equivalents ............     $    (9,048)     $     5,057      $    20,764      $        --      $    16,773
  Accounts receivable, net .............          68,523           29,041               --          (17,189)          80,375
  Inventory ............................           3,375              221               --               --            3,596
  Other ................................           2,456               28              541               --            3,025
                                             -----------      -----------      -----------      -----------      -----------
     Total current assets ..............          65,306           34,347           21,305          (17,189)         103,769
                                             -----------      -----------      -----------      -----------      -----------
PROPERTY AND EQUIPMENT:
  Oil and gas properties ...............       2,422,373               --               --               --        2,422,373
  Unevaluated leasehold ................          32,146               --               --               --           32,146
  Other property and equipment .........          29,899           20,568           19,688               --           70,155
  Less: accumulated depreciation,
    depletion and amortization .........      (1,734,280)         (17,974)          (2,104)              --       (1,754,358)
                                             -----------      -----------      -----------      -----------      -----------
     Net property and equipment ........         750,138            2,594           17,584               --          770,316
                                             -----------      -----------      -----------      -----------      -----------
INVESTMENTS IN SUBSIDIARIES AND
  INTERCOMPANY ADVANCES ................         922,163               --          432,912       (1,355,075)              --
                                             -----------      -----------      -----------      -----------      -----------
INVESTMENT IN GOTHIC ENERGY
  CORPORATION ..........................          10,000               --           77,509               --           87,509
                                             -----------      -----------      -----------      -----------      -----------
OTHER ASSETS ...........................           1,438            8,496           17,266           (7,812)          19,388
                                             -----------      -----------      -----------      -----------      -----------
TOTAL ASSETS ...........................     $ 1,749,045      $    45,437      $   566,576      $(1,380,076)     $   980,982
                                             ===========      ===========      ===========      ===========      ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Notes payable and current maturities
    of long-term debt ..................     $       799      $        --      $        --      $        --      $       799
  Accounts payable and other ...........          61,540           30,312           26,087          (17,315)         100,624
                                             -----------      -----------      -----------      -----------      -----------
     Total current liabilities .........          62,339           30,312           26,087          (17,315)         101,423
                                             -----------      -----------      -----------      -----------      -----------
LONG-TERM DEBT, NET ....................          64,028               --          919,202               --          983,230
                                             -----------      -----------      -----------      -----------      -----------
REVENUES AND ROYALTIES DUE
  OTHERS ...............................           8,405               --               --               --            8,405
                                             -----------      -----------      -----------      -----------      -----------
DEFERRED INCOME TAXES ..................           7,904               --               --               --            7,904
                                             -----------      -----------      -----------      -----------      -----------
INTERCOMPANY PAYABLES ..................       1,473,601           (1,531)      (1,472,070)              --               --
                                             -----------      -----------      -----------      -----------      -----------
STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock .........................              26                1            1,424              (18)           1,433
  Other ................................         132,742           16,655        1,091,933       (1,362,743)        (121,413)
                                             -----------      -----------      -----------      -----------      -----------
                                                 132,768           16,656        1,093,357       (1,362,761)        (119,980)
                                             -----------      -----------      -----------      -----------      -----------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY (DEFICIT) .......     $ 1,749,045      $    45,437      $   566,576      $(1,380,076)     $   980,982
                                             ===========      ===========      ===========      ===========      ===========

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



                      CONDENSED CONSOLIDATING BALANCE SHEET

                             AS OF DECEMBER 31, 1999
                                ($ IN THOUSANDS)


                                     ASSETS

                                              GUARANTOR       NON-GUARANTOR      COMPANY
                                             SUBSIDIARIES     SUBSIDIARIES       (PARENT)      ELIMINATIONS     CONSOLIDATED
                                             ------------     -------------    -----------     ------------     ------------
CURRENT ASSETS:
  Cash and cash equivalents ............     $    (6,964)     $    20,409      $    25,405      $        --      $    38,850
  Accounts receivable ..................          45,170           18,297               73          (12,475)          51,065
  Inventory ............................           4,183              399               --               --            4,582
  Other ................................           1,997              700              352               --            3,049
                                             -----------      -----------      -----------      -----------      -----------
          Total current assets .........          44,386           39,805           25,830          (12,475)          97,546
                                             -----------      -----------      -----------      -----------      -----------
PROPERTY AND EQUIPMENT:
  Oil and gas properties ...............       2,311,633            3,715               --               --        2,315,348
  Unevaluated leasehold ................          40,008               --               --               --           40,008
  Other property and equipment .........          29,088           20,521           18,103               --           67,712
  Less: accumulated depreciation,
     depletion and amortization ........      (1,683,890)         (18,205)          (1,876)              --       (1,703,971)
                                             -----------      -----------      -----------      -----------      -----------
          Net property and equipment ...         696,839            6,031           16,227               --          719,097
                                             -----------      -----------      -----------      -----------      -----------
INVESTMENTS IN SUBSIDIARIES AND
  INTERCOMPANY ADVANCES ................         806,180               --          493,738       (1,299,918)              --
                                             -----------      -----------      -----------      -----------      -----------
INVESTMENT IN GOTHIC ENERGY
  CORPORATION ..........................          10,000               --               --               --           10,000
OTHER ASSETS ...........................           6,402            8,409           16,765           (7,686)          23,890
                                             -----------      -----------      -----------      -----------      -----------
TOTAL ASSETS ...........................     $ 1,563,807      $    54,245      $   552,560      $(1,320,079)     $   850,533
                                             ===========      ===========      ===========      ===========      ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Notes payable and current
     maturities of long-term debt ......     $        --      $       763      $        --      $        --      $       763
  Accounts payable and other ...........          63,194           19,265           17,466          (12,502)          87,423
                                             -----------      -----------      -----------      -----------      -----------
          Total current liabilities ....          63,194           20,028           17,466          (12,502)          88,186
                                             -----------      -----------      -----------      -----------      -----------
LONG-TERM DEBT, NET ....................          43,500            1,437          919,160               --          964,097
                                             -----------      -----------      -----------      -----------      -----------
REVENUES AND ROYALTIES DUE
  OTHERS ...............................           9,310               --               --               --            9,310
                                             -----------      -----------      -----------      -----------      -----------
DEFERRED INCOME TAXES ..................           6,484               --               --               --            6,484
                                             -----------      -----------      -----------      -----------      -----------
INTERCOMPANY PAYABLES ..................       1,356,466           (2,450)      (1,354,043)              27               --
                                             -----------      -----------      -----------      -----------      -----------
STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock .........................              27                1            1,048              (17)           1,059
  Other ................................          84,826           35,229          968,929       (1,307,587)        (218,603)
                                             -----------      -----------      -----------      -----------      -----------
                                                  84,853           35,230          969,977       (1,307,604)        (217,544)
                                             -----------      -----------      -----------      -----------      -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIT) ..............................     $ 1,563,807      $    54,245      $   552,560      $(1,320,079)     $   850,533
                                             ===========      ===========      ===========      ===========      ===========

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                ($ IN THOUSANDS)

                                                       GUARANTOR    NON-GUARANTOR     COMPANY
                                                      SUBSIDIARIES    SUBSIDIARY     (PARENT)      ELIMINATIONS  CONSOLIDATED
                                                      ------------  -------------    ---------     ------------  ------------
FOR THE THREE MONTHS ENDED JUNE 30, 2000
REVENUES:
  Oil and gas sales ..............................     $ 100,221      $      --      $      --      $      --      $ 100,221
  Oil and gas marketing sales ....................            --         79,973             --        (45,731)        34,242
                                                       ---------      ---------      ---------      ---------      ---------
     Total revenues ..............................       100,221         79,973             --        (45,731)       134,463
                                                       ---------      ---------      ---------      ---------      ---------
OPERATING COSTS:
  Production expenses and taxes ..................        18,298             --             --             --         18,298
  General and administrative .....................         2,841            299             48             --          3,188
  Oil and gas marketing expenses .................            --         78,853             --        (45,731)        33,122
  Oil and gas depreciation, depletion
    and amortization .............................        24,876              1             --             --         24,877
  Other depreciation and amortization ............         1,008             20            808             --          1,836
                                                       ---------      ---------      ---------      ---------      ---------
     Total operating costs .......................        47,023         79,173            856        (45,731)        81,321
                                                       ---------      ---------      ---------      ---------      ---------
INCOME (LOSS) FROM OPERATIONS ....................        53,198            800           (856)            --         53,142
                                                       ---------      ---------      ---------      ---------      ---------
OTHER INCOME (EXPENSE):
  Interest and other income ......................         1,165            467         20,945        (20,910)         1,667
  Interest expense ...............................       (21,484)            --        (21,239)        20,910        (21,813)
                                                       ---------      ---------      ---------      ---------      ---------
                                                         (20,319)           467           (294)            --        (20,146)
                                                       ---------      ---------      ---------      ---------      ---------
INCOME (LOSS) BEFORE INCOME TAXES ................        32,879          1,267         (1,150)            --         32,996
INCOME TAX EXPENSE ...............................         1,362             --             --             --          1,362
                                                       ---------      ---------      ---------      ---------      ---------
NET INCOME (LOSS) ................................     $  31,517      $   1,267      $  (1,150)     $      --      $  31,634
                                                       =========      =========      =========      =========      =========

FOR THE THREE MONTHS ENDED JUNE 30, 1999
REVENUES:
  Oil and gas sales ..............................     $  68,272      $      --      $      --      $      --      $  68,272
  Oil and gas marketing sales ....................            --         38,420             --        (25,800)        12,620
                                                       ---------      ---------      ---------      ---------      ---------
     Total revenues ..............................        68,272         38,420             --        (25,800)        80,892
                                                       ---------      ---------      ---------      ---------      ---------
OPERATING COSTS:
  Production expenses and taxes ..................        13,981             --             --             --         13,981
  General and administrative .....................         2,942            324              2             --          3,268
  Oil and gas marketing expenses .................            --         37,473             --        (25,800)        11,673
  Oil and gas depreciation, depletion
    and amortization .............................        24,233             --             --             --         24,233
  Other depreciation and amortization ............         1,138             20            814             --          1,972
                                                       ---------      ---------      ---------      ---------      ---------
     Total operating costs .......................        42,294         37,817            816        (25,800)        55,127
                                                       ---------      ---------      ---------      ---------      ---------
INCOME (LOSS) FROM OPERATIONS ....................        25,978            603           (816)            --         25,765
                                                       ---------      ---------      ---------      ---------      ---------
OTHER INCOME (EXPENSE):
  Interest and other income ......................           440          2,408         29,188        (29,069)         2,967
  Interest expense ...............................       (29,009)            --        (20,319)        29,069        (20,259)
                                                       ---------      ---------      ---------      ---------      ---------
                                                         (28,569)         2,408          8,869             --        (17,292)
                                                       ---------      ---------      ---------      ---------      ---------
INCOME (LOSS) BEFORE INCOME TAXES ................        (2,591)         3,011          8,053             --          8,473
INCOME TAX EXPENSE ...............................           326             --             --             --            326
                                                       ---------      ---------      ---------      ---------      ---------
NET INCOME (LOSS) ................................     $  (2,917)     $   3,011      $   8,053      $      --      $   8,147
                                                       =========      =========      =========      =========      =========

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                ($ IN THOUSANDS)


                                                       GUARANTOR    NON-GUARANTOR     COMPANY
                                                     SUBSIDIARIES     SUBSIDIARY      (PARENT)     ELIMINATIONS  CONSOLIDATED
                                                     ------------   -------------    ---------     ------------  ------------
FOR THE SIX MONTHS ENDED JUNE 30, 2000
REVENUES:
  Oil and gas sales ..............................     $ 187,167      $     347      $      --      $      --      $ 187,514
  Oil and gas marketing sales ....................            --        149,098             --        (87,488)        61,610
                                                       ---------      ---------      ---------      ---------      ---------
     Total revenues ..............................       187,167        149,445             --        (87,488)       249,124
                                                       ---------      ---------      ---------      ---------      ---------
OPERATING COSTS:
  Production expenses and taxes ..................        35,979             80             --             --         36,059
  General and administrative .....................         5,561            590             69             --          6,220
  Oil and gas marketing expenses .................            --        147,154             --        (87,488)        59,666
  Oil and gas depreciation, depletion
    and amortization .............................        49,259            101             --             --         49,360
  Other depreciation and amortization ............         2,034             40          1,628             --          3,702
                                                       ---------      ---------      ---------      ---------      ---------
     Total operating costs .......................        92,833        147,965          1,697        (87,488)       155,007
                                                       ---------      ---------      ---------      ---------      ---------
INCOME (LOSS) FROM OPERATIONS ....................        94,334          1,480         (1,697)            --         94,117
                                                       ---------      ---------      ---------      ---------      ---------
OTHER INCOME (EXPENSE):
  Interest and other income ......................         1,963            803         41,912        (41,819)         2,859
  Interest expense ...............................       (42,439)           (34)       (42,023)        41,819        (42,677)
                                                       ---------      ---------      ---------      ---------      ---------
                                                         (40,476)           769           (111)            --        (39,818)
                                                       ---------      ---------      ---------      ---------      ---------
INCOME (LOSS) BEFORE INCOME TAXES ................        53,858          2,249         (1,808)            --         54,299
INCOME TAX EXPENSE ...............................         1,463             --             --             --          1,463
                                                       ---------      ---------      ---------      ---------      ---------
NET INCOME (LOSS) ................................     $  52,395      $   2,249      $  (1,808)     $      --      $  52,836
                                                       =========      =========      =========      =========      =========

FOR THE SIX MONTHS ENDED JUNE 30, 1999
REVENUES:
  Oil and gas sales ..............................     $ 120,078      $      --      $      --      $      --      $ 120,078
  Oil and gas marketing sales ....................            --         73,258             --        (46,767)        26,491
                                                       ---------      ---------      ---------      ---------      ---------
     Total revenues ..............................       120,078         73,258             --        (46,767)       146,569
                                                       ---------      ---------      ---------      ---------      ---------
OPERATING COSTS:
  Production expenses and taxes ..................        29,963             --             --             --         29,963
  General and administrative .....................         6,464            781             47             --          7,292
  Oil and gas marketing expenses .................            --         71,725             --        (46,767)        24,958
  Oil and gas depreciation, depletion
    and amortization .............................        47,386             --             --             --         47,386
  Other depreciation and amortization ............         2,476             40          1,622             --          4,138
                                                       ---------      ---------      ---------      ---------      ---------
     Total operating costs .......................        86,289         72,546          1,669        (46,767)       113,737
                                                       ---------      ---------      ---------      ---------      ---------
INCOME (LOSS) FROM OPERATIONS ....................        33,789            712         (1,669)            --         32,832
                                                       ---------      ---------      ---------      ---------      ---------
OTHER INCOME (EXPENSE):
  Interest and other income ......................           707          2,845         58,328        (58,040)         3,840
  Interest expense ...............................       (57,415)            --        (40,774)        58,040        (40,149)
                                                       ---------      ---------      ---------      ---------      ---------
                                                         (56,708)         2,845         17,554             --        (36,309)
                                                       ---------      ---------      ---------      ---------      ---------
INCOME (LOSS) BEFORE INCOME TAXES ................       (22,919)         3,557         15,885             --         (3,477)
INCOME TAX EXPENSE ...............................           326             --             --             --            326
                                                       ---------      ---------      ---------      ---------      ---------
NET INCOME (LOSS) ................................     $ (23,245)     $   3,557      $  15,885      $      --      $  (3,803)
                                                       =========      =========      =========      =========      =========

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                                ($ IN THOUSANDS)


                                                           GUARANTOR     NON-GUARANTOR    COMPANY
                                                          SUBSIDIARIES     SUBSIDIARY     (PARENT)     ELIMINATIONS   CONSOLIDATED
                                                          ------------   -------------    ---------    ------------   ------------
FOR THE SIX MONTHS ENDED JUNE 30, 2000
CASH FLOWS FROM OPERATING ACTIVITIES ..................     $  88,395      $  (4,753)     $     228      $      --      $  83,870
                                                            ---------      ---------      ---------      ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Oil and gas properties ..............................      (104,075)         1,515             --             --       (102,560)
  Proceeds from sale of assets ........................           835             --             --             --            835
  Investment in Gothic senior discount notes ..........            --        (22,352)            --             --        (22,352)
  Other investments ...................................            --             --         (2,000)            --         (2,000)
  Other additions .....................................        (2,570)           (46)        (1,876)            --         (4,492)
                                                            ---------      ---------      ---------      ---------      ---------
                                                             (105,810)       (20,883)        (3,876)            --       (130,569)
                                                            ---------      ---------      ---------      ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings ............................       113,000             --             --             --        113,000
  Payments on borrowings ..............................       (93,500)            --             --             --        (93,500)
  Cash received from exercise of stock options ........            --             --            764             --            764
  Intercompany advances, net ..........................        (8,527)        10,284         (1,757)            --             --
                                                            ---------      ---------      ---------      ---------      ---------
                                                               10,973         10,284           (993)            --         20,264
                                                            ---------      ---------      ---------      ---------      ---------
EFFECT OF EXCHANGE RATE CHANGES
  ON CASH .............................................          (204)            --             --             --           (204)
                                                            ---------      ---------      ---------      ---------      ---------
  Net increase (decrease) in cash .....................        (6,646)       (15,352)        (4,641)            --        (26,639)
  Cash, beginning of period ...........................        (7,156)        20,409         25,405             --         38,658
                                                            ---------      ---------      ---------      ---------      ---------
  Cash, end of period .................................     $ (13,802)     $   5,057      $  20,764      $      --      $  12,019
                                                            =========      =========      =========      =========      =========

FOR THE SIX MONTHS ENDED JUNE 30, 1999
CASH FLOWS FROM OPERATING ACTIVITIES ..................     $  22,128      $   8,119      $  17,319      $      --      $  47,566
                                                            ---------      ---------      ---------      ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Oil and gas properties ..............................       (68,400)            --             --             --        (68,400)
  Proceeds from sale of other assets ..................         1,306             --             --             --          1,306
  Other additions .....................................           427            308           (986)            --           (251)
                                                            ---------      ---------      ---------      ---------      ---------
                                                              (66,667)           308           (986)            --        (67,345)
                                                            ---------      ---------      ---------      ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings ............................        14,000             --             --             --         14,000
  Cash paid for purchase of treasury stock ............            --            (53)            --             --            (53)
  Cash received from exercise of stock options ........            --             --            240             --            240
  Intercompany advances, net ..........................        33,665          2,217        (35,882)            --             --
                                                            ---------      ---------      ---------      ---------      ---------
                                                               47,665          2,164        (35,642)            --         14,187
                                                            ---------      ---------      ---------      ---------      ---------
EFFECT OF EXCHANGE RATE CHANGES
  ON CASH .............................................         3,625             --             --             --          3,625
                                                            ---------      ---------      ---------      ---------      ---------
  Net increase (decrease) in cash .....................         6,751         10,591        (19,309)            --         (1,967)
  Cash, beginning of period ...........................       (17,319)         7,000         39,839             --         29,520
                                                            ---------      ---------      ---------      ---------      ---------
  Cash, end of period .................................     $ (10,568)     $  17,591      $  20,530      $      --      $  27,553
                                                            =========      =========      =========      =========      =========

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


        CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                ($ IN THOUSANDS)


                                                       GUARANTOR   NON-GUARANTOR    COMPANY
                                                     SUBSIDIARIES   SUBSIDIARIES    (PARENT)     ELIMINATIONS  CONSOLIDATED
                                                     ------------  -------------    ---------    ------------  ------------
FOR THE THREE MONTHS ENDED JUNE 30, 2000:
  Net income (loss) ..............................     $  31,517      $   1,267     $  (1,150)     $      --     $  31,634
  Other comprehensive income (loss) -
    foreign currency translation .................        (2,475)            --            --             --        (2,475)
                                                       ---------      ---------     ---------      ---------     ---------
  Comprehensive income ...........................     $  29,042      $   1,267     $  (1,150)     $      --     $  29,159
                                                       =========      =========     =========      =========     =========

FOR THE THREE MONTHS ENDED JUNE 30, 1999:
  Net income (loss) ..............................     $  (2,917)     $   3,011     $   8,053      $      --     $   8,147
  Other comprehensive income (loss) -
    foreign currency translation .................         2,813             --            --             --         2,813
                                                       ---------      ---------     ---------      ---------     ---------
  Comprehensive income (loss) ....................     $    (104)     $   3,011     $   8,053      $      --     $  10,960
                                                       =========      =========     =========      =========     =========

FOR THE SIX MONTHS ENDED JUNE 30, 2000:
  Net income (loss) ..............................     $  52,395      $   2,249     $  (1,808)     $      --     $  52,836
  Other comprehensive income (loss) -
    foreign currency translation .................        (2,953)            --            --             --        (2,953)
                                                       ---------      ---------     ---------      ---------     ---------
  Comprehensive income ...........................     $  49,442      $   2,249     $  (1,808)     $      --     $  49,883
                                                       =========      =========     =========      =========     =========

FOR THE SIX MONTHS ENDED JUNE 30, 1999:
  Net income (loss) ..............................     $ (23,245)     $   3,557     $  15,885      $      --     $  (3,803)
  Other comprehensive income (loss) -
    foreign currency translation .................         3,625             --            --             --         3,625
                                                       ---------      ---------     ---------      ---------     ---------
  Comprehensive income (loss) ....................     $ (19,620)     $   3,557     $  15,885      $      --     $    (178)
                                                       =========      =========     =========      =========     =========

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


5. INVESTMENT IN GOTHIC ENERGY CORPORATION ("GOTHIC")

On June 27, 2000, CEMI purchased in a series of private transactions 96% of Gothic's $104 million of 14.125% Series B Senior Secured Discount Notes for consideration of $77.5 million, comprised of $22.4 million in cash and $55.2 million of Chesapeake common stock (9,468,985 shares valued at $5.825 per share), subject to adjustment. The acquired discount notes accrete at a rate per annum of 14.125%, compounded semi-annually to an aggregate principal amount of $99.7 million at May 1, 2002. Thereafter, the discount notes accrue interest at the rate of 14.125% per annum, payable in cash semi-annually in arrears on May 1 and November 1 of each year commencing November 1, 2002. The discount notes mature on May 1, 2006.

On June 30, 2000, the Company entered into a letter of intent to acquire the common stock of Gothic for 4.0 million shares of Chesapeake common stock. Upon the closing of the transaction, Gothic's shareholders will own approximately 2.7% of Chesapeake's common stock. The total acquisition cost to Chesapeake will be approximately $345 million, including $235 million of Senior Secured Notes issued by Gothic's operating subsidiary. The Gothic acquisition is subject to the completion of definitive documentation and approval by Gothic's shareholders. Completion of the transaction is expected by year-end 2000.

Also included in the Company's investment in Gothic is the Company's April 1998 investment in Gothic's 12% Preferred Stock with a carrying value of $10.0 million.

6. REVOLVING CREDIT FACILITY

At June 30, 2000, the Company had a $75 million revolving bank credit facility, maturing in July 2002, with a committed borrowing base of $75 million. As of June 30, 2000, the Company had borrowed $63.0 million under this facility. Borrowings under the facility are secured by certain producing oil and gas properties and bear interest at variable rates, which averaged 10.0% per annum as of June 30, 2000. On August 1, 2000, the revolving bank credit facility and the borrowing base were increased to $100 million.

7. RECENTLY ISSUED ACCOUNTING STANDARDS

On June 15, 1998, the Financial Accounting Standards Board issued FAS No. 133, Accounting for Derivative Instruments and Hedging Activities. FAS 133 establishes a new model for accounting for derivatives and hedging activities and supersedes and amends a number of existing standards. FAS 133 (as amended by FAS 137 and FAS 138) is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

FAS 133 standardizes the accounting for derivative instruments by requiring that all derivatives be recognized as assets and liabilities and measured at fair value. The accounting for changes in the fair value of derivatives (gains and losses) depends on (i) whether the derivative is designated and qualifies as a hedge, and (ii) the type of hedging relationship that exists. Changes in the fair value of derivatives that are not designated as hedges or that do not meet the hedge accounting criteria in FAS 133 are required to be reported in earnings. In addition, all hedging relationships must be designated, reassessed and documented pursuant to the provisions of FAS 133. The Company has not yet determined the impact that adoption of FAS 133 will have on the financial statements. However, the Company believes that its commodity derivatives will be designated as hedges in accordance with the relevant accounting criteria.

                          PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended June 30, 2000 vs. June 30, 1999

General. For the three months ended June 30, 2000 (the "Current Quarter"), the Company realized net income of $31.6 million, or $0.22 per diluted common share. This compares to net income of $8.1 million, or $0.04 per diluted common share, in the three months ended June 30, 1999 (the "Prior Quarter").

Oil and Gas Sales. During the Current Quarter, oil and gas sales increased 47% to $100.2 million from $68.3 million in the Prior Quarter. For the Current Quarter, the Company produced 34.1 billion cubic feet equivalent ("bcfe"), consisting of 0.8 million barrels of oil ("mmbo") and 29.3 billion cubic feet of natural gas ("bcf"), compared to 1.1 mmbo and 27.0 bcf, or 33.6 bcfe, in the Prior Quarter. Average oil prices realized were $24.46 per barrel of oil ("bo") in the Current Quarter compared to $16.01 per bo in the Prior Quarter, an increase of 53%. Average gas prices realized were $2.76 per thousand cubic feet ("mcf") in the Current Quarter compared to $1.88 per mcf in the Prior Quarter, an increase of 47%.

For the Current Quarter, the Company realized an average price of $2.94 per thousand cubic feet equivalent ("mcfe"), compared to $2.03 per mcfe in the Prior Quarter. The Company's hedging activities resulted in decreased oil and gas revenues of $11.0 million, or $0.32 per mcfe, in the Current Quarter, compared to increased oil and gas revenues of $2.9 million, or $0.09 per mcfe, in the Prior Quarter.

The following table shows the Company's production by region for the Current Quarter and the Prior Quarter:

                              FOR THE THREE MONTHS ENDED JUNE 30,
                         --------------------------------------------
                                 2000                     1999
                         -------------------      -------------------
  OPERATING AREAS         MMCFE      PERCENT       MMCFE      PERCENT
  ---------------        -------     -------      -------     -------
Mid-Continent ......      19,265          57%      17,520          52%
Gulf Coast .........       8,650          25       10,683          32
Canada .............       3,579          10        3,134           9
Other Areas ........       2,591           8        2,229           7
                         -------     -------      -------     -------
     Total .........      34,085         100%      33,566         100%
                         =======     =======      =======     =======

Natural gas production represented approximately 86% of the Company's total production volume on an equivalent basis in the Current Quarter, compared to 81% in the Prior Quarter.

Oil and Gas Marketing Sales. The Company realized $34.2 million in oil and gas marketing sales to third parties in the Current Quarter, with corresponding oil and gas marketing expenses of $33.1 million, for a margin of $1.1 million. This compares to sales of $12.6 million, expenses of $11.7 million, and a margin of $0.9 million in the Prior Quarter. The increase in marketing sales and cost of sales was due primarily to higher oil and gas prices in the Current Quarter as compared to the Prior Quarter and the Company's initial marketing of oil which began in June 1999.

Production Expenses. Production expenses increased to $12.6 million in the Current Quarter, a $1.4 million increase from the $11.2 million of production expenses incurred in the Prior Quarter. On a unit of production basis, production expenses were $0.37 and $0.33 per mcfe in the Current and Prior Quarters, respectively. The Company anticipates production expenses will not vary significantly from current levels during the remainder of 2000.

Production Taxes. Production taxes, which consist primarily of wellhead severance taxes, were $5.7 million and $2.8 million in the Current and Prior Quarters, respectively. On a per unit basis, production taxes were $0.17 per mcfe in the Current Quarter compared to $0.08 per mcfe in the Prior Quarter. The increase in the Current Quarter is due to higher oil and gas prices. In general, production taxes are calculated using value-based formulas that produce higher per unit costs when oil and gas prices are higher.

Oil and Gas Depreciation, Depletion and Amortization. Depreciation, depletion and amortization of oil and gas properties ("DD&A") for the Current Quarter was $24.9 million, compared to $24.2 million in the Prior Quarter. The DD&A rate per mcfe increased from $0.72 in the Prior Quarter to $0.73 in the Current Quarter. The Company expects the DD&A rate will increase moderately from current levels during the remainder of 2000 and is expected to increase further upon the completion of the Gothic acquisition.

Depreciation and Amortization of Other Assets. Depreciation and amortization of other assets ("D&A") was $1.8 million in the Current Quarter compared to $2.0 million in the Prior Quarter. The Company anticipates D&A will continue at current levels during the remainder of 2000.

General and Administrative. General and administrative expenses ("G&A"), which are net of capitalized internal payroll and non-payroll expenses, were $3.2 million in the Current Quarter compared to $3.3 million in the Prior Quarter. The Company capitalized $1.5 million of internal costs in the Current Quarter directly related to the Company's oil and gas exploration and development efforts, compared to $0.8 million in the Prior Quarter. The increase in capitalized internal costs is primarily due to the addition of technical employees and other related costs. The Company anticipates that G&A costs during the remainder of 2000 will remain at approximately the same level as the Current Quarter.

Interest and Other Income. Interest and other income for the Current Quarter was $1.7 million compared to $3.0 million in the Prior Quarter. The decrease is due primarily to a $1.5 million gain on the sale of certain marketing assets located in the Mid-Continent in the Prior Quarter.

Interest Expense. Interest expense increased to $21.8 million in the Current Quarter from $20.3 million in the Prior Quarter as a result of lower capitalized interest and higher amounts of indebtedness. In addition to the interest expense reported, the Company capitalized $0.6 million of interest during the Current Quarter compared to $1.0 million capitalized in the Prior Quarter.

Provision for Income Taxes. The Company recorded income tax expense of $1.4 million for the Current Quarter and $0.3 million in the Prior Quarter. The income tax expense recorded in both the Current Quarter and Prior Quarter is related to the Company's Canadian operations. At June 30, 2000, the Company had a U.S. net operating loss carryforward of approximately $640 million for regular federal income taxes which will expire in future years beginning in 2007. Management believes that it cannot be demonstrated at this time that it is more likely than not that the deferred income tax assets, comprised primarily of the U.S. net operating loss carryforwards, will be realized in future years, and therefore a valuation allowance of $424.3 million has been recorded. However, management continues to evaluate the deferred tax assets. If oil and gas prices as well as improvements in the Company's operating performance continue to strengthen and stabilize in future periods, all or a portion of the valuation allowance may be reversed.

Six Months Ended June 30, 2000 vs. June 30, 1999

General. For the six months ended June 30, 2000 (the "Current Period"), the Company realized net income of $52.8 million, or $0.36 per diluted common share. This compares to a net loss of $3.8 million, or a net loss of $0.12 per diluted common share after deducting preferred dividends of $8.1 million, in the six months ended June 30, 1999 (the "Prior Period").

Oil and Gas Sales. During the Current Period, oil and gas sales increased to $187.5 million from $120.1 million, an increase of $67.4 million, or 56%. For the Current Period, the Company produced 1.7 mmbo and 58.1 bcf, compared to 2.4 mmbo and 52.7 bcf in the Prior Period. Average oil prices realized were $24.52 per barrel in the Current Period compared to $13.27 per barrel in the Prior Period, an increase of 85%. Average gas prices realized were $2.53 per mcf in the Current Period compared to $1.68 per mcf in the Prior Period, an increase of 51%.

For the Current Period, the Company realized an average price of $2.76 per mcfe, compared to $1.80 per mcfe in the Prior Period. The Company's hedging activities resulted in decreased oil and gas revenues of $13.2 million, or $0.19 per mcfe, in the Current Period, compared to increased oil and gas revenues of $3.2 million in the Prior Period.

The following table shows the Company's production by region for the Current Period and the Prior Period:

                                 FOR THE SIX MONTHS ENDED JUNE 30,
                         ------------------------------------------------
                                 2000                        1999
                         ---------------------      ---------------------
   OPERATING AREAS        MMCFE       PERCENT         MMCFE      PERCENT
   ---------------       --------     --------      --------     --------
Mid-Continent ......       38,294           56%       33,828           51%
Gulf Coast .........       18,832           28        22,086           33
Canada .............        6,504           10         5,564            8
Other areas ........        4,386            6         5,400            8
                         --------     --------      --------     --------
     Total .........       68,016          100%       66,878          100%
                         ========     ========      ========     ========

Natural gas production represented approximately 85% of the Company's total production volume on an equivalent basis in the Current Period, compared to 79% in the Prior Period.

Oil and Gas Marketing Sales. The Company realized $61.6 million in oil and gas marketing sales to third parties in the Current Period, with corresponding oil and gas marketing expenses of $59.7 million for a margin of $1.9 million. This compares to sales of $26.5 million and expenses of $25.0 million in the Prior Period for a margin of $1.5 million. The increase in marketing sales and cost of sales was due primarily to higher oil and gas prices in the Current Period as compared to the Prior Period and the Company's initial marketing of oil which began in June 1999.

Production Expenses. Production expenses decreased to $25.1 million in the Current Period, a $0.1 million decrease from $25.2 million incurred in the Prior Period. On a production unit basis, production expenses were $0.37 and $0.38 per mcfe in the Current and Prior Periods, respectively.

Production Taxes. Production taxes, which consist primarily of wellhead severance taxes, were $10.9 million and $4.8 million in the Current and Prior Periods, respectively. This increase was the result of increased natural gas production and higher oil and gas prices. On a per unit basis, production taxes were $0.16 per mcfe in the Current Period compared to $0.07 per mcfe in the Prior Period.

Oil and Gas Depreciation, Depletion and Amortization. DD&A for the Current Period was $49.4 million, compared to $47.4 million in the Prior Period. This increase was caused by increased production as well as an increase in the DD&A rate per mcfe from $0.71 to $0.73 in the Prior and Current Periods, respectively.

Depreciation and Amortization of Other Assets. D&A decreased to $3.7 million in the Current Period compared to $4.1 million in the Prior Period.

General and Administrative. G&A, which is net of capitalized internal payroll and non-payroll expenses, was $6.2 million in the Current Period compared to $7.3 million in the Prior Period. This decrease was primarily due to cost efficiencies that were generated throughout 1999 and an increase in capitalized internal costs between periods. The Company capitalized $3.4 million of internal costs in the Current Period directly related to the Company's oil and gas exploration and development efforts, compared to $2.0 million in the Prior Period. The increase in capitalized internal costs is primarily due to the addition of technical employees and other related costs.

Interest and Other Income. Interest and other income for the Current Period was $2.9 million compared to $3.8 million in the Prior Period. This decrease is due primarily to a $1.5 million gain on the sale of certain marketing assets located in the Mid-Continent in the Prior Period.

Interest. Interest expense increased to $42.7 million in the Current Period from $40.1 million in the Prior Period as a result of lower capitalized interest and higher amounts of indebtedness. The Company capitalized $1.3 million of interest during the Current Period compared to $2.2 million capitalized in the Prior Period.

Provision for Income Taxes. The Company recorded income tax expense of $1.5 million for the Current Period, compared to $0.3 million in the Prior Period. The income tax expense in both Periods is entirely related to the Company's operations in Canada. Management believes that it cannot be demonstrated that it is more likely than not that its domestic deferred income tax assets will be realizable in future years, and therefore a valuation allowance of $424.3 million has been recorded. However, management continues to evaluate the deferred tax assets. If oil and gas prices as well as improvements in the Company's operating performance continue to strengthen and stabilize in future periods, all or a portion of the valuation allowance may be reversed.

RISK MANAGEMENT ACTIVITIES

See Item 3 - "Quantitative and Qualitative Disclosures About Market Risks."

LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $2.3 million at June 30, 2000 and a cash balance (including restricted cash) of $16.8 million. The Company has a $100 million revolving bank credit facility, which matures in July 2002, with a committed borrowing base of $100 million. As of June 30, 2000, the Company had borrowed $63.0 million under this facility. Borrowings under the facility are secured by certain producing oil and gas properties and bear interest at variable rates, which averaged 10.0% per annum as of June 30, 2000. On August 1, 2000, the borrowing base increased to $100 million from $75 million.

On June 27, 2000, CEMI purchased in a series of private transactions 96% of Gothic's $104 million of 14.125% Series B Senior Secured Discount Notes for consideration of $77.5 million, comprised of $22.4 million in cash and $55.2 million of Chesapeake common stock (9,468,985 shares valued at $5.825 per share), subject to adjustment. The discount notes accrete at a rate per annum of 14.125%, compounded semi-annually to an aggregate principal amount of $99.7 million at May 1, 2002. Thereafter, the discount notes accrue interest at the rate of 14.125% per annum, payable in cash semi-annually in arrears on May 1 and November 1 of each year commencing November 1, 2002. The discount notes mature on May 1, 2006.

On June 30, 2000, the Company entered into a letter of intent to acquire the common stock of Gothic for 4.0 million shares of Chesapeake common stock. Upon the closing of the transaction, Gothic's shareholders will own approximately 2.7% of Chesapeake's common stock. The total acquisition cost to Chesapeake will be approximately $345 million, including $235 million of Senior Secured Notes issued by Gothic's operating subsidiary. The Gothic acquisition is subject to the completion of definitive documentation and approval by Gothic's shareholders. Completion of the transaction is expected by year-end 2000.

At June 30, 2000, the Company's senior notes represented $919.2 million of its $999.5 million of long-term liabilities. Debt ratings for the senior notes are B2 by Moody's Investors Service and B by Standard & Poor's Corporation as of August 1, 2000. On July 5, 2000, Standard & Poor's Corporation placed its ratings on the Company on credit watch with positive implications. There are no scheduled principal payments required on any of the senior notes until March 2004, when $150 million is due.

The senior note indentures restrict the ability of the Company and its restricted subsidiaries to incur additional indebtedness. This restriction does not affect the Company's ability to borrow under or expand its secured commercial bank facility. As of June 30, 2000, the Company estimates that secured commercial bank indebtedness of $152.2 million could have been incurred under the indentures. The indenture restrictions do not apply to borrowings incurred by CEMI, an unrestricted subsidiary.

The senior note indentures also limit the Company's ability to make restricted payments (as defined), including the payment of preferred stock dividends, unless certain tests are met. From December 31, 1998 through March 31, 2000, the Company was unable to meet the requirements to incur additional unsecured indebtedness, and consequently was not able to pay cash dividends on its 7% cumulative convertible preferred stock. The Company had accumulated dividends in arrears of $9.5 million related to its preferred stock as of June 30, 2000. The Company was unable to pay a dividend on the preferred stock on May 1, 2000, the sixth consecutive dividend payment date on which dividends had not been paid. As a result of the Company's failure to pay dividends for six quarterly periods, the holders of preferred stock are entitled to elect two new directors to the Board. Based on the Current Quarter financial results, the Company was able to pay a dividend on the preferred stock on August 1, 2000, although the Board of Directors did not declare a dividend that would have been payable on that date.

In the Current Quarter, the Company engaged in unsolicited transactions in which a total of 24.7 million shares of common stock (newly issued shares), plus a cash payment of $8.3 million, were exchanged for 2,364,363 shares of its issued and outstanding preferred stock with a liquidation value of $118.2 million plus dividends in arrears of $13.6 million. A total of 34.2 million shares of common stock, plus a cash payment of $8.3 million, have been exchanged for 3,039,363 shares of preferred stock during the Current Period. These transactions have reduced (i) the number of preferred shares from 4.6 million to 1.6 million, (ii) the liquidation value of the preferred stock from $229.8 million to $77.9 million, and (iii) dividends in arrears by $16.8 million to $9.5 million. A gain on redemption of all preferred shares exchanged through June 30, 2000 of $11.9 million ($1.5 million related to the Current Quarter) is reflected in net income available to common shareholders in determining basic earnings per share.

Subsequent to June 30, 2000, the Company engaged in additional transactions in which 8.2 million shares of common stock (newly issued shares) were exchanged for 823,500 shares of its issued and outstanding preferred stock with a liquidation value of $41.2 million plus dividends in arrears of $5.3 million. A $4.8 million loss on the redemption of these preferred shares will be reflected in net income available to common shareholders in determining earnings per share in the third quarter.

The Company believes it has adequate resources, including cash on hand and budgeted cash flow from operations, to fund its capital expenditure budget for exploration and development activities during 2000, which are currently estimated to be approximately $160 million. However, low oil and gas prices or unfavorable drilling results could cause the Company to reduce its drilling program, which is largely discretionary. Based on current oil and gas prices, the Company expects to generate excess cash flow that will be available to fund acquisitions, reduce debt, make preferred stock dividend payments, acquire Gothic debt securities or a combination of the above.

If the Gothic merger is completed, the holders of $235 million principal amount of 11.125% Senior Secured Notes issued by Gothic's operating subsidiary will have the right, but not the obligation, to require the Company to redeem the Senior Secured Notes at a purchase price equal to 101% of the principal amount of the Senior Secured Notes, plus accrued and unpaid interest to the date of repurchase.

The Company's cash provided by operating activities increased 76% to $83.9 million during the Current Period compared to $47.6 million during the Prior Period. The increase was due primarily to higher oil and gas prices realized during the Current Period.

Cash used in investing activities increased to $130.6 million during the Current Period from $67.3 million in the Prior Period. During the Current Period the Company expended approximately $68.3 million to initiate drilling on 66 gross (35.6 net) wells and invested approximately $10.6 million in leasehold acquisitions. This compares to $68.3 million to initiate drilling on 80 gross (48.9 net) wells and $11.1 million to purchase leasehold in the Prior

Period. During the Current Period, the Company had acquisitions of oil and gas properties of $25.0 million, divestitures of oil and gas properties of $1.4 million, and a cash payment of $22.4 million related to the acquisition of the Gothic Discount Notes. This compares to acquisitions of $6.5 million and divestitures of $17.4 million in the Prior Period.

There was $20.3 million of cash provided by financing activities in the Current Period, compared to $14.2 million in the Prior Period. The activity in the Current Period and the Prior Period reflects the net increase in borrowings under the Company's commercial bank credit facility of $19.5 million and $14.0 million in the Current and Prior Periods, respectively, and cash received through the exercise of stock options.

RECENTLY ISSUED ACCOUNTING STANDARDS

On June 15, 1998, the Financial Accounting Standards Board issued FAS No. 133, Accounting for Derivative Instruments and Hedging Activities. FAS 133 establishes a new model for accounting for derivatives and hedging activities and supersedes and amends a number of existing standards. FAS 133 (as amended by FAS 137 and FAS 138) is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

FAS 133 standardizes the accounting for derivative instruments by requiring that all derivatives be recognized as assets and liabilities and measured at fair value. The accounting for changes in the fair value of derivatives (gains and losses) depends on (i) whether the derivative is designated and qualifies as a hedge, and (ii) the type of hedging relationship that exists. Changes in the fair value of derivatives that are not designated as hedges or that do not meet the hedge accounting criteria in FAS 133 are required to be reported in earnings. In addition, all hedging relationships must be designated, reassessed and documented pursuant to the provisions of FAS 133. The Company has not yet determined the impact that adoption of FAS 133 will have on the financial statements. However, the Company believes that its commodity derivatives will be designated as hedges in accordance with the relevant accounting criteria.

FORWARD LOOKING STATEMENTS

This Form 10-Q includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include statements regarding oil and gas reserve estimates, planned capital expenditures, expected oil and gas production, the Company's financial position, business strategy and other plans and objectives for future operations, expected future expenses and preferred stock dividend payments, realization of deferred tax assets, the proposed acquisition of Gothic and the combined entity's financial operations. Although the Company believes that the expectations reflected in these and other forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Factors that could cause actual results to differ materially from those expected by the Company, including, without limitation, factors discussed under Risk Factors in the Company's Form 10-K for the period ended December 31, 1999, are substantial indebtedness, impairment of asset value, need to replace reserves, substantial capital requirements, fluctuations in the prices of oil and gas, uncertainties inherent in estimating quantities of oil and gas reserves, projecting future rates of production and the timing of development expenditures, operating risks, restrictions imposed by lenders, the effects of governmental and environmental regulation, pending litigation, importance of our CEO and COO to Company operations and shareholder votes and conflicts of interest they may have, and uncertainties related to the business combination with Gothic. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed, and the Company undertakes no obligation to update this information.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

COMMODITY PRICE RISK

The Company's results of operations are highly dependent upon the prices received for oil and natural gas production.

COMMODITY HEDGING ACTIVITIES

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

As of June 30, 2000, the Company had the following open natural gas swap arrangements designed to hedge a portion of the Company's domestic gas production for periods after June 2000:

                                         NYMEX-INDEX
                          VOLUME         STRIKE PRICE
MONTHS                    (MMBTU)        (PER MMBTU)
------                 -------------    -------------
July 2000 ..........     2,790,000          3.03
August 2000 ........     2,790,000          3.03
September 2000 .....     2,100,000          3.07
October 2000 .......     1,240,000          2.55


If the swap arrangements listed above had been settled on June 30, 2000, the Company would have incurred a loss of $13.2 million. Subsequent to June 30, 2000 the Company settled the July 2000 natural gas swaps for a loss of $4.5 million, which will be recognized as a price adjustment in July. Additionally, the Company has closed hedges on 920,000 MMBtu of the August through October swaps which resulted in a loss of $0.6 million. This loss will be recognized as price adjustments from August through October 2000.

On June 2, 2000, the Company entered into a natural gas basis protection swap transaction for 13,500,000 MMBtu for the period of January 2001 through March 2001. This transaction requires that the counterparty pay the Company if the NYMEX price exceeds the Houston Ship Channel Beaumont/Texas Index by more than $0.0675 for each of the related months of production. If the NYMEX price less $0.0675 does not exceed the Houston Ship Channel Beaumont/Texas Index for each month, the Company will pay the counterparty. Gains or losses on basis swap transactions are recognized as price adjustments in the month of related production.

As of June 30, 2000, the Company had the following open crude oil swap arrangements designed to hedge a portion of the Company's domestic crude oil production for periods after June 2000:

                                     MONTHLY      NYMEX-INDEX
                                     VOLUME      STRIKE PRICE
MONTHS                               (BBLS)        (PER BBL)
------                               -------     ------------
July 2000.......................     125,000        $28.420
August 2000.....................     125,000         28.420
September 2000..................     125,000         28.420
October 2000....................     125,000         28.420
November 2000...................     125,000         28.420
December 2000...................     125,000         28.420

If the swap arrangements listed above had been settled on June 30, 2000, the Company would have incurred a loss of $1.9 million.

The Company has also closed transactions designed to hedge a portion of the Company's domestic oil and natural gas production as of June 30, 2000. The net unrecognized losses resulting from these transactions, $1.4 million as of June 30, 2000, will be recognized as price adjustments in the months of related production. These hedging losses are set forth below ($ in thousands):

                              HEDGING GAINS (LOSSES)
                         ---------------------------------
MONTHS                     GAS          OIL         TOTAL
------                   -------      -------      -------
July 2000 ..........     $  (422)     $  (231)     $  (653)
August 2000 ........        (432)          --         (432)
September 2000 .....        (149)          --         (149)
October 2000 .......        (196)          --         (196)
                         -------      -------      -------
                         $(1,199)     $  (231)     $(1,430)
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

INTEREST RATE RISK

The Company also utilizes hedging strategies to manage fixed-interest rate exposure. Through the use of a swap arrangement, the Company has reduced its interest expense by $2.7 million from May 1998 through June 2000. During the Current Quarter, the Company's interest rate swap resulted in a $36,000 increase of interest expense. The terms of the swap agreement are as follows:

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

As of June 30, 2000, based upon prevailing interest rates, the present value of the Company's estimated future payments under the interest rate swap agreement, without ascribing any value to the knock-out provision, was $17.7 million. However, because of the knock-out provision discussed above and the volatility of interest rates, the Company does not believe that this worst-case scenario is a fair measure of the market value of the swap agreement and, therefore, would not pay this amount to cancel the transaction. Results from interest rate hedging transactions are reflected as adjustments to interest expense in the corresponding months covered by the swap agreement.

The table below presents principal cash flows and related weighted average interest rates by expected maturity dates. The fair value of the long-term debt has been estimated based on quoted market prices.

                                                                               JUNE 30, 2000
                                           -----------------------------------------------------------------------------------------
                                                                             YEARS OF MATURITY
                                           -----------------------------------------------------------------------------------------
                                           2000        2001        2002        2003       2004    THEREAFTER     TOTAL    FAIR VALUE
                                           ----        ----        ----        ----       ----    ----------     -----    ----------
LIABILITIES:                                                                   ($ IN MILLIONS)
Long-term debt, including current
     portion - fixed rate ............    $  0.4      $  0.8      $  0.6      $   --     $150.0      $770.0      $921.8      $867.7
     Average interest rate ...........       9.1%        9.1%        9.1%         --        7.9%        9.3%        9.1%         --
Long-term debt - variable rate .......    $   --      $   --      $ 63.0      $   --     $   --      $   --      $ 63.0      $ 63.0
     Average interest rate ...........        --          --        10.0%         --         --          --        10.0%         --

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is subject to ordinary routine litigation incidental to its business. In addition, the Company and certain of its officers and directors are defendants in other pending actions which are described in Part I, Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2000, the Company exchanged 24,711,906 shares of common stock, plus a cash payment of $8.3 million, for 2,364,363 shares of its outstanding preferred stock in private transactions with institutional investors. The exchanges were exempt from registration under Section 3(a) (9) of the Securities Act of 1933 inasmuch as the Company exchanged securities exclusively with its existing shareholders and no commission or other remuneration was paid with respect to the exchanges.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES OR DIVIDEND ARREARAGES

August 1, 2000 was the seventh consecutive payment date on which the Company failed to pay dividends on its 7% cumulative convertible preferred stock. Dividends accrue at the annual rate of $3.50 per share. Dividends which are not declared and paid when due compound quarterly on each dividend payment date at the dividend payment rate. Accrued and unpaid dividends on 1,557,037 shares outstanding as of June 30, 2000 were $9.5 million. Additional information on preferred stock dividends is provided in Part I, Item 2 under "Liquidity and Capital Resources," the fourth and fifth paragraphs of which are incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's annual meeting of shareholders was held on June 16, 2000. In the election of directors, Breene M. Kerr received 95,879,326 votes for election, and 459,350 shares were withheld from voting. There were no broker non-votes. The other directors whose terms continued after the meeting are Edgar F. Heizer, Jr., Aubrey K. McClendon, Shannon T. Self, Tom L. Ward and Frederick B. Whittemore.

ITEM 5. OTHER INFORMATION

- Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

          The following exhibits are filed as a part of this report:

     Exhibit No.    Description
     -----------    -----------
        4.7         Amended and Restated Credit Agreement among
                    Chesapeake Exploration Limited Partnership, as borrower;
                    Chesapeake Energy Corporation and certain of its
                    subsidiaries, as guarantors; and Union Bank of California,
                    N.A., as agent; and certain financial institutions, as
                    lenders, dated May 30, 2000

        4.7.1 First Amendment to Amended and Restated Credit Agreement, dated August 1, 2000


        10.2.5      Employment Agreement between Steven C. Dixon and Chesapeake
                    Energy Corporation effective July 1, 2000

        10.2.6      Employment Agreement between J. Mark Lester and Chesapeake
                    Energy Corporation effective July 1, 2000

        10.2.7      Employment Agreement between Henry J. Hood and Chesapeake
                    Energy Corporation effective July 1, 2000

        10.2.8      Employment Agreement between Michael A. Johnson and
                    Chesapeake Energy Corporation effective July 1, 2000

        10.2.9      Employment Agreement between Martha A. Burger and Chesapeake
                    Energy Corporation effective July 1, 2000

        27          Financial Data Schedule

(b)  Reports on Form 8-K

          During the quarter ended June 30, 2000, the Company filed the following Current Reports on Form 8-K:

     On May 4, 2000, the Company filed a current report on Form 8-K reporting under Item 5 that the Company issued a press release reporting record earnings, cash flow and EBITDA for the first quarter of 2000.

     On June 19, 2000, the Company filed a current report on Form 8-K reporting under Item 5 that the Company issued a press release announcing three Mid-Continent natural gas reserve purchases.

     On June 30, 2000, the Company filed a current report on Form 8-K reporting under Item 5 that the Company issued a press release announcing an agreement to acquire Gothic Energy Corporation.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               CHESAPEAKE ENERGY CORPORATION
                                               --------------------------------
                                                         (Registrant)



      August 11, 2000
----------------------------                   ---------------------------------
           Date                                Aubrey K. McClendon
                                               Chairman and
                                               Chief Executive Officer





      August 11, 2000
----------------------------                   ---------------------------------
           Date                                Marcus C. Rowland
                                               Executive Vice President and
                                               Chief Financial Officer

                                INDEX TO EXHIBITS


EXHIBIT NO.             DESCRIPTION
-----------             -----------
   4.7                  Amended and Restated Credit Agreement by and between Chesapeake
                        Exploration Limited Partnership, as Borrower; Chesapeake Energy
                        Corporation and Certain of its Subsidiaries, as Guarantors; and Union
                        Bank of California, N.A., as Agent; and Certain Financial Institutions,
                        as Lenders, dated May 30, 2000

   4.7.1                First Amendment to Amended and Restated Credit Agreement

   10.2.5               Employment Agreement between Steven C. Dixon and Chesapeake Energy
                        Corporation effective July 1, 2000

   10.2.6               Employment Agreement between J. Mark Lester and Chesapeake Energy
                        Corporation effective July 1, 2000

   10.2.7               Employment Agreement between Henry J. Hood and Chesapeake Energy
                        Corporation effective July 1, 2000

   10.2.8               Employment Agreement between Michael A. Johnson and Chesapeake Energy
                        Corporation effective July 1, 2000

   10.2.9               Employment Agreement between Martha A. Burger and Chesapeake Energy
                        Corporation effective July 1, 2000

   27                   Financial Data Schedule