Form 10-Q
period 2000-09-30
CHESAPEAKE ENERGY CORP
filed 2000-11-14
CIK 895126

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ____________ TO ____________

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

                                 YES [X] NO [ ]

    At November 10, 2000, there were 152,106,700 shares of the registrant's $.01 par value Common Stock outstanding.


--------------------------------------------------------------------------------

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

           INDEX TO FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2000


                                                                                                  PAGE
                                                                                                  ----
PART I. FINANCIAL INFORMATION

          Item 1.     Consolidated Financial Statements:

                      Consolidated Balance Sheets at September 30, 2000 and
                      December 31, 1999 (Unaudited)                                                 3

                      Consolidated Statements of Operations for the Three Months and
                      Nine Months Ended September 30, 2000 and 1999 (Unaudited)                     4

                      Consolidated Statements of Cash Flows for the Nine Months Ended
                      September 30, 2000 and 1999 (Unaudited)                                       5

                      Consolidated Statements of Comprehensive Income for the Three Months
                      and Nine Months Ended September 30, 2000 and 1999 (Unaudited)                 6

                      Notes to Consolidated Financial Statements (Unaudited)                        7

          Item 2.     Management's Discussion and Analysis of Financial Condition and
                      Results of Operations                                                        21

          Item 3.     Quantitative and Qualitative Disclosures About Market Risks                  27


PART II. OTHER INFORMATION
          Item 1.     Legal Proceedings                                                            30

          Item 2.     Changes in Securities and Use of Proceeds                                    31

          Item 3.     Defaults Upon Senior Securities or Dividend Arrearages                       31

          Item 4.     Submission of Matters to a Vote of Security Holders                          31

          Item 5.     Other Information                                                            31

          Item 6.     Exhibits and Reports on Form 8-K                                             32

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                                     SEPTEMBER 30,   DECEMBER 31,
                                                                                         2000            1999
                                                                                     -------------   ------------
                                                                                           ($ IN THOUSANDS)
                                                   ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ......................................................   $     12,727    $     38,658
  Restricted cash ................................................................             --             192
  Accounts receivable:
    Oil and gas sales ............................................................         36,124          17,045
    Oil and gas marketing sales ..................................................         35,295          18,199
    Joint interest and other, net of allowances of $1,101,000 and $3,218,000,
      respectively ...............................................................         21,545          11,247
    Related parties ..............................................................          4,948           4,574
  Inventory ......................................................................          3,274           4,582
  Other ..........................................................................          3,274           3,049
                                                                                     ------------    ------------
         Total current assets ....................................................        117,187          97,546
                                                                                     ------------    ------------
PROPERTY AND EQUIPMENT:
  Oil and gas properties, at cost based on full-cost accounting:
    Evaluated oil and gas properties .............................................      2,482,001       2,315,348
    Unevaluated properties .......................................................         30,351          40,008
    Less: accumulated depreciation, depletion and amortization ...................     (1,744,006)     (1,670,542)
                                                                                     ------------    ------------
                                                                                          768,346         684,814
  Other property and equipment ...................................................         72,094          67,712
  Less: accumulated depreciation and amortization ................................        (35,987)        (33,429)
                                                                                     ------------    ------------
         Total property and equipment ............................................        804,453         719,097
                                                                                     ------------    ------------
INVESTMENT IN GOTHIC ENERGY CORPORATION ..........................................        114,366          10,000
                                                                                     ------------    ------------
OTHER ASSETS .....................................................................         24,025          23,890
                                                                                     ------------    ------------
TOTAL ASSETS .....................................................................   $  1,060,031    $    850,533
                                                                                     ============    ============

                               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Notes payable and current maturities of long-term debt .........................   $        817    $        763
  Accounts payable ...............................................................         31,520          24,822
  Accrued liabilities and other ..................................................         49,713          34,713
  Revenues and royalties due others ..............................................         30,004          27,888
                                                                                     ------------    ------------
         Total current liabilities ...............................................        112,054          88,186
                                                                                     ------------    ------------
LONG-TERM DEBT, NET ..............................................................        971,040         964,097
                                                                                     ------------    ------------
REVENUES AND ROYALTIES DUE OTHERS ................................................          7,825           9,310
                                                                                     ------------    ------------
DEFERRED INCOME TAXES ............................................................          9,068           6,484
                                                                                     ------------    ------------
STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred Stock, $.01 par value, 10,000,000 shares authorized; 624,037 and
    4,596,400 shares of 7% cumulative convertible stock issued and outstanding at September 30, 2000 and December 31, 1999, respectively, entitled in liquidation (including dividends in arrears) to $35.6 million and
    $249.1 million, respectively .................................................         31,202         229,820
  Common Stock, par value of $.01, 250,000,000 shares authorized;
    156,711,224 and 105,858,580 shares issued at September 30, 2000 and
    December 31, 1999, respectively ..............................................          1,567           1,059
  Paid-in capital ................................................................        951,077         682,905
  Accumulated earnings (deficit) .................................................     (1,007,126)     (1,093,929)
  Accumulated other comprehensive income (loss) ..................................         (3,922)            196
  Less: treasury stock, at cost; 3,806,185 and 10,856,185 common shares at
    September 30, 2000 and December 31, 1999, respectively .......................        (12,754)        (37,595)
                                                                                     ------------    ------------
         Total stockholders' equity (deficit) ....................................        (39,956)       (217,544)
                                                                                     ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT) .............................   $  1,060,031    $    850,533
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

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                    THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                       SEPTEMBER 30,                   SEPTEMBER 30,
                                                               ----------------------------    ----------------------------
                                                                   2000            1999            2000            1999
                                                               ------------    ------------    ------------    ------------
REVENUES:
 Oil and gas sales .........................................   $    123,971    $     78,521    $    311,485    $    198,599
 Oil and gas marketing sales ...............................         44,211          23,619         105,821          50,110
                                                               ------------    ------------    ------------    ------------
     Total revenues ........................................        168,182         102,140         417,306         248,709
                                                               ------------    ------------    ------------    ------------
OPERATING COSTS:
 Production expenses .......................................         11,696          11,747          36,822          36,922
 Production taxes ..........................................          6,198           3,652          17,131           8,440
 General and administrative ................................          3,377           2,736           9,597          10,028
 Oil and gas marketing expenses ............................         42,917          22,851         102,583          47,809
 Oil and gas depreciation, depletion and amortization ......         25,227          22,816          74,587          70,202
 Depreciation and amortization of other assets .............          1,849           1,840           5,551           5,978
                                                               ------------    ------------    ------------    ------------
     Total operating costs .................................         91,264          65,642         246,271         179,379
                                                               ------------    ------------    ------------    ------------
INCOME FROM OPERATIONS .....................................         76,918          36,498         171,035          69,330
                                                               ------------    ------------    ------------    ------------
OTHER INCOME (EXPENSE):
 Interest and other income .................................            867           2,686           3,726           6,526
 Interest expense ..........................................        (21,680)        (20,420)        (64,357)        (60,569)
                                                               ------------    ------------    ------------    ------------
     Total other income (expense) ..........................        (20,813)        (17,734)        (60,631)        (54,043)
                                                               ------------    ------------    ------------    ------------
INCOME BEFORE INCOME TAXES .................................         56,105          18,764         110,404          15,287
INCOME TAX EXPENSE .........................................          1,416             649           2,879             975
                                                               ------------    ------------    ------------    ------------
NET INCOME .................................................         54,689          18,115         107,525          14,312
 Preferred stock dividends .................................           (965)         (4,381)         (7,914)        (12,433)
 Gain (loss) on redemption of preferred stock ..............         (5,321)             --           6,574              --
                                                               ------------    ------------    ------------    ------------
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS ................   $     48,403    $     13,734    $    106,185    $      1,879
                                                               ============    ============    ============    ============

EARNINGS PER COMMON SHARE:
 Basic .....................................................   $        .33    $        .14    $        .88    $        .02
                                                               ============    ============    ============    ============
 Assuming Dilution .........................................   $        .31    $        .13    $        .73    $        .02
                                                               ============    ============    ============    ============

WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT
 SHARES OUTSTANDING:
 Basic .....................................................        146,593          97,126         121,089          97,126
                                                               ============    ============    ============    ============
 Assuming dilution .........................................        158,847         103,576         147,428         101,625
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

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                         NINE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                    ----------------------------
                                                                        2000            1999
                                                                    ------------    ------------
                                                                         ($ IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ....................................................   $    107,525    $     14,312
  Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation, depletion and amortization .....................         77,434          73,735
   Amortization of loan costs ...................................          2,704           2,445
   Amortization of bond discount ................................             63              63
   Loss (gain) on sale of fixed assets and other ................              8            (377)
   Equity in losses of equity investees .........................            131             306
   Bad debt expense .............................................            256              --
   Other ........................................................            (47)             --
   Deferred income taxes ........................................          2,879             975
                                                                    ------------    ------------
     Cash provided by operating activities before changes in
        current assets and liabilities ..........................        190,953          91,459
   Changes in current assets and liabilities ....................        (16,239)          2,682
                                                                    ------------    ------------
     Cash provided by operating activities ......................        174,714          94,141
                                                                    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Exploration and development of oil and gas properties .........       (127,811)       (106,413)
  Purchases of oil and gas properties ...........................        (36,315)        (11,077)
  Sales of oil and gas properties ...............................          1,429          36,365
  Sales of non-oil and gas assets ...............................          1,134           5,438
  Additions to other property and equipment .....................         (5,707)           (475)
  Investment in Gothic Energy Corporation .......................        (24,622)             --
  Additions to other long-term investments ......................         (6,194)             --
  Long-term loans made to third parties .........................             --            (523)
  Other .........................................................         (2,482)           (675)
                                                                    ------------    ------------
     Cash used in investing activities ..........................       (200,568)        (77,360)
                                                                    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term borrowings ............................        166,000          29,000
  Payments on long-term borrowings ..............................       (158,500)        (54,000)
  Cash payments with preferred stock swaps ......................         (8,269)             --
  Cash received from exercise of stock options ..................          1,005             419
  Purchase of treasury stock ....................................             --             (53)
                                                                    ------------    ------------
     Cash provided by (used in) financing activities ............            236         (24,634)
                                                                    ------------    ------------

EFFECT OF CHANGES IN EXCHANGE RATE ON CASH ......................           (313)          3,705
                                                                    ------------    ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS .......................        (25,931)         (4,148)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ..................         38,658          29,520
                                                                    ------------    ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD ........................   $     12,727    $     25,372
                                                                    ============    ============

        The accompanying notes are an integral part of these consolidated financial statements.

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)


                                                                             THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,                  SEPTEMBER 30,
                                                                         ----------------------------   ----------------------------
                                                                             2000            1999           2000            1999
                                                                         ------------    ------------   ------------    ------------
                                                                                             ($ IN THOUSANDS)
 Net income ..........................................................   $     54,689    $     18,115   $    107,525    $     14,312
 Other comprehensive income (loss) - foreign currency translation
   adjustments .......................................................         (1,165)             80         (4,118)          3,705
                                                                         ------------    ------------   ------------    ------------
 Comprehensive income ................................................   $     53,524    $     18,195   $    103,407    $     18,017
                                                                         ============    ============   ============    ============

        The accompanying notes are an integral part of these consolidated financial statements.

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)


1. ACCOUNTING PRINCIPLES

The accompanying unaudited consolidated financial statements of Chesapeake Energy Corporation (the "Parent") and Subsidiaries (collectively with the Parent, the "Company" or "Chesapeake") have been prepared in accordance with the instructions to Form 10-Q as prescribed by the Securities and Exchange Commission. This Form 10-Q should be read in conjunction with the Company's December 31, 1999 Form 10-K. All material adjustments (consisting solely of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods have been reflected. The results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

This Form 10-Q relates to the three and nine months ended September 30, 2000 (the "Current Quarter" and "Current Period," respectively) and September 30, 1999 (the "Prior Quarter" and "Prior Period," respectively).

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

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)


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

Of the ten cases filed in the District Court of Moore County, Texas, 69th Judicial District, three have been tried to a jury. Judgment has been entered against CP and its co-defendants in all three cases, although there was initially a jury verdict in two of the cases in favor of defendants. The Company's aggregate liability for these trial court judgments is $1.3 million of actual damages and $1.2 million of exemplary damages, and jointly and severally with the other two defendants, $1.5 million of actual damages and $337,000 of attorneys' fees in the event of an appeal, sanctions, interest and court costs. The trial court also quieted title to the leases in dispute in plaintiffs. CP and the other defendants have each appealed the judgments and posted supersedeas bonds. In October 2000, the appellate court issued decisions in two of these cases sustaining the trial court's finding that the leases had terminated due to a cessation of production and that the plaintiffs were entitled to actual damages and attorneys' fees. However, the appellate court reduced the actual damages awards in the two cases by an aggregate of $612,000 and reversed the exemplary damages award of $1.2 million against each of the three defendants. CP and the other defendants have filed motions for rehearing.

There are three related cases pending in other courts. One was tried in the U.S. District Court, Northern District of Texas, Amarillo Division, and resulted in a jury verdict for CP and its co-defendants. Judgment has not yet been entered in that case.

The Company has previously established an accrued liability that management believes will be sufficient to cover the estimated costs of litigation for each of these cases. Because of the inconsistent verdicts reached by the juries in the four cases tried to date and because the amount of damages sought is not specified in all of the other cases, the outcome of the remaining trials and the amount of damages that might ultimately be awarded could differ from management's estimates. Management believes, however, that the leases are valid, there is no basis for exemplary damages, fraud or bad faith trespass. CP and the other defendants intend to vigorously defend against the plaintiffs' claims.

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

3. NET INCOME PER SHARE

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

The following weighted securities were not included in the calculation of diluted earnings per share, as the effect was antidilutive:

o For the Current Quarter, the Current Period, the Prior Quarter and the Prior Period, outstanding options to purchase 0.3 million, 0.7 million, 0.8 million and 2.3 million shares of common stock at a weighted average

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)


     exercise price of $15.65, $10.49, $9.81 and $5.00, respectively, were antidilutive because the exercise prices of the options were greater than the average market price of the Company's common stock.

o For the Prior Quarter and the Prior Period, the assumed conversion of the outstanding preferred stock (convertible into 33 million common shares in the Prior Quarter and the Prior Period) was not included as the effect was antidilutive.

o In the Current Quarter, the calculation does not include the effect of the assumed conversion at the beginning of the period of 933,000 preferred shares exchanged for common shares during the period as the effect was antidilutive.

A reconciliation for the Current Quarter, Prior Quarter and Current Period and Prior Period is as follows:

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)


                                                                                 INCOME             SHARES         PER SHARE
                                                                               (NUMERATOR)       (DENOMINATOR)       AMOUNT
                                                                              --------------    --------------   --------------
                                                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
FOR THE QUARTER ENDED SEPTEMBER 30, 2000:
BASIC EPS
Income available to common stockholders ...................................   $       48,403           146,593   $          .33
                                                                                                                 ==============
EFFECT OF DILUTIVE SECURITIES
Assumed conversion of 624,037 shares of
  preferred stock at beginning of period:
     Common shares assumed issued .........................................               --             4,489
     Preferred stock dividends ............................................              546                --
   Employee stock options .................................................               --             7,765
                                                                              --------------    --------------
DILUTED EPS
Income available to common stockholders
   and assumed conversions ................................................   $       48,949           158,847   $          .31
                                                                              ==============    ==============   ==============

FOR THE QUARTER ENDED SEPTEMBER 30, 1999:
BASIC EPS
  Income available to common stockholders .................................   $       13,734            97,126   $         0.14
                                                                                                                 ==============
EFFECT OF DILUTIVE SECURITIES
  Employee stock options ..................................................               --             6,450
                                                                              --------------    --------------
DILUTED EPS
  Income available to common stockholders
     and assumed conversions ..............................................   $       13,734           103,576   $         0.13
                                                                              ==============    ==============   ==============

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000:
BASIC EPS
Income available to common stockholders ...................................   $      106,185           121,089   $          .88
                                                                                                                 ==============
EFFECT OF DILUTIVE SECURITIES
Assumed conversion at the beginning of
  the period of preferred shares exchanged during the period:
     Common shares assumed issued .........................................               --            15,282
     Preferred stock dividends ............................................            6,276                --
     Gain on redemption of preferred stock ................................           (6,574)               --
  Assumed conversion of 624,037 shares of preferred stock at beginning of period:
     Common shares assumed issued .........................................               --             4,489
     Preferred stock dividends ............................................            1,638                --
  Employee stock options ..................................................               --             6,568
                                                                              --------------    --------------
DILUTED EPS
Income available to common stockholders
   and assumed conversions ................................................   $      107,525           147,428   $          .73
                                                                              ==============    ==============   ==============

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999:
BASIC EPS
Income available to common stockholders ...................................   $        1,879            97,126   $         0.02
                                                                                                                 ==============
EFFECT OF DILUTIVE SECURITIES
  Employee stock options ..................................................               --             4,499
                                                                              --------------   --------------
DILUTED EPS
Income available to common stockholders
   and assumed conversions ................................................   $        1,879           101,625   $         0.02
                                                                              ==============    ==============   ==============


In the Current Quarter, the Company engaged in a number of unsolicited stock exchange transactions with institutional investors. The Company exchanged a total of 9.2 million newly issued shares of common stock for 933,000 shares of its issued and outstanding preferred stock with a liquidation value of $46.7 million plus dividends in arrears of $6.1 million. All preferred shares acquired in these transactions were cancelled and retired and have the status of authorized but unissued shares of undesignated preferred stock. A loss on redemption of the preferred shares equal to $5.3 million was recognized as a decrease to net income available to common shareholders in the Current Quarter in determining basic earnings per share. The loss represented the excess of (i) the market value of the common stock issued in exchange for the preferred shares over (ii) the liquidation value of the preferred shares that were retired plus dividends in arrears which had reduced prior EPS.

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)


In the Current Period, a total of 43.4 million shares of common stock, plus a cash payment of $8.3 million, were exchanged for 3,972,363 shares of preferred stock. These transactions reduced (i) the number of preferred shares from 4.6 million to 0.6 million, (ii) the liquidation value of the preferred stock from $229.8 million to $31.2 million, and (iii) dividends in arrears by $22.9 million to $4.4 million. A gain on redemption of all preferred shares exchanged during the Current Period of $6.6 million ($5.3 million loss related to the Current Quarter) is reflected in net income available to common shareholders in determining basic earnings per share.

The Company may acquire additional shares of preferred stock in the future through negotiations with individual holders and, beginning May 1, 2001, may redeem outstanding shares of preferred stock for $52.45 per share plus accumulated and unpaid dividends in cash and/or common stock.

4. SENIOR NOTES

9.625% Notes

The Company has outstanding $500 million in aggregate principal amount of 9.625% senior notes which mature May 1, 2005. The 9.625% notes bear interest at the rate of 9.625%, payable semiannually on each May 1 and November 1. The 9.625% notes are senior, unsecured obligations of the Parent and are fully and unconditionally guaranteed, jointly and severally, by the Guarantor Subsidiaries.

9.125% Notes

The Company has outstanding $120 million in aggregate principal amount of 9.125% senior notes which mature April 15, 2006. The 9.125% notes bear interest at an annual rate of 9.125%, payable semiannually on each April 15 and October 15. The 9.125% notes are senior, unsecured obligations of the Parent and are fully and unconditionally guaranteed, jointly and severally, by the Guarantor Subsidiaries.

7.875% Notes

The Company has outstanding $150 million in aggregate principal amount of 7.875% senior notes which mature March 15, 2004. The 7.875% notes bear interest at the rate of 7.875%, payable semiannually on each March 15 and September 15. The 7.875% notes are senior, unsecured obligations of the Parent and are fully and unconditionally guaranteed, jointly and severally, by the Guarantor Subsidiaries.

8.5% Notes

The Company has outstanding $150 million in aggregate principal amount of 8.5% senior notes which mature March 15, 2012. The 8.5% notes bear interest at the rate of 8.5%, payable semiannually on each March 15 and September 15. The 8.5% notes are senior, unsecured obligations of the Parent and are fully and unconditionally guaranteed, jointly and severally, by the Guarantor Subsidiaries.

The Parent is a holding company and owns no operating assets and has no significant operations independent of its subsidiaries. The Parent's obligations under its senior notes have been fully and unconditionally guaranteed, on a joint and several basis, by each of the Parent's "Restricted Subsidiaries" (as defined in the respective indentures governing the senior notes) (collectively, the "Guarantor Subsidiaries"). Each of the Guarantor Subsidiaries is a direct or indirect wholly-owned subsidiary of the Parent.

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)


The senior note Indentures contain certain covenants, including covenants limiting the Parent and the Guarantor Subsidiaries with respect to asset sales, restricted payments, the incurrence of additional indebtedness and the issuance of preferred stock, liens, sale and leaseback transactions, lines of business, dividend and other payment restrictions affecting Guarantor Subsidiaries, mergers or consolidations, and transactions with affiliates. The Company is obligated to repurchase the 9.625% and 9.125% senior notes in the event of a change of control or certain asset sales.

These senior note indentures also limit the Company's ability to make restricted payments (as defined), including the payment of preferred stock dividends, unless certain tests are met. From December 31, 1998 through March 31, 2000, the Company was unable to meet the requirements to incur additional unsecured indebtedness, and consequently was not able to pay cash dividends on its 7% cumulative convertible preferred stock. The Company had accumulated dividends in arrears of $4.4 million related to its preferred stock as of September 30, 2000. As a result of the Company's failure to pay dividends for six quarterly periods, the holders of preferred stock were entitled to elect two new directors to the Board following May 1, 2000. On September 22, 2000, the Company declared a regular quarterly dividend and a special dividend equal to all unpaid dividends on its 7% cumulative convertible preferred stock, both payable November 1, 2000 to shareholders of record on October 16, 2000. The total combined dividend of $7.444 per share was paid November 1, 2000, eliminating the right of preferred stockholders to elect directors.

Set forth below are condensed consolidating financial statements of the Guarantor Subsidiaries, the Company's subsidiaries which are not guarantors of the senior notes (the "Non-Guarantor Subsidiary") and the Parent. Separate financial statements of each Guarantor Subsidiary have not been provided because management has determined that they are not material to investors.

Chesapeake Energy Marketing, Inc. ("CEMI") was a Non-Guarantor Subsidiary for all periods presented. During the Current Quarter, the Company formed Chesapeake Merger 2000 Corp. for the purpose of effecting the pending merger with Gothic Energy Corporation. This subsidiary is a Non-Guarantor Subsidiary which has no assets or operations. All of the Parent's other subsidiaries were Guarantor Subsidiaries during all periods presented.

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



                     CONDENSED CONSOLIDATING BALANCE SHEET

                            AS OF SEPTEMBER 30, 2000
                                ($ IN THOUSANDS)



                                                      GUARANTOR     NON-GUARANTOR
                                                     SUBSIDIARIES    SUBSIDIARIES       PARENT       ELIMINATIONS    CONSOLIDATED
                                                     ------------   -------------    ------------    ------------    ------------
                                                               ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ......................   $    (13,459)   $      3,568    $     22,618    $         --    $     12,727
  Accounts receivable, net .......................         75,010          41,354              --         (18,452)         97,912
  Inventory ......................................          2,948             326              --              --           3,274
  Other ..........................................          2,724              14             536              --           3,274
                                                     ------------    ------------    ------------    ------------    ------------
     Total current assets ........................         67,223          45,262          23,154         (18,452)        117,187
                                                     ------------    ------------    ------------    ------------    ------------
PROPERTY AND EQUIPMENT:
  Evaluated oil and gas properties ...............      2,482,001              --              --              --       2,482,001
  Unevaluated properties .........................         30,351              --              --              --          30,351
  Other property and equipment ...................         30,178          20,567          21,349              --          72,094
  Less: accumulated depreciation,
    depletion and amortization ...................     (1,759,695)        (18,056)         (2,242)             --      (1,779,993)
                                                     ------------    ------------    ------------    ------------    ------------
     Total property and equipment ................        782,835           2,511          19,107              --         804,453
                                                     ------------    ------------    ------------    ------------    ------------
INVESTMENTS IN SUBSIDIARIES AND
  INTERCOMPANY ADVANCES ..........................        912,162              --         373,864      (1,286,026)             --
                                                     ------------    ------------    ------------    ------------    ------------
INVESTMENT IN GOTHIC ENERGY
  CORPORATION ....................................             --              --         114,366              --         114,366
                                                     ------------    ------------    ------------    ------------    ------------
OTHER ASSETS .....................................          6,109           8,316          17,253          (7,653)         24,025
                                                     ------------    ------------    ------------    ------------    ------------
TOTAL ASSETS .....................................   $  1,768,329    $     56,089    $    547,744    $ (1,312,131)   $  1,060,031
                                                     ============    ============    ============    ============    ============

                                           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Notes payable and current maturities
    of long-term debt ............................   $        817    $         --    $         --    $         --    $        817
  Accounts payable and other .....................         66,053          33,090          30,662         (18,568)        111,237
                                                     ------------    ------------    ------------    ------------    ------------
     Total current liabilities ...................         66,870          33,090          30,662         (18,568)        112,054
                                                     ------------    ------------    ------------    ------------    ------------
LONG-TERM DEBT, NET ..............................         51,817              --         919,223              --         971,040
                                                     ------------    ------------    ------------    ------------    ------------
REVENUES AND ROYALTIES DUE
  OTHERS .........................................          7,825              --              --              --           7,825
                                                     ------------    ------------    ------------    ------------    ------------
DEFERRED INCOME TAXES ............................          9,068              --              --              --           9,068
                                                     ------------    ------------    ------------    ------------    ------------
INTERCOMPANY PAYABLES ............................      1,467,724            (756)     (1,467,067)             99              --
                                                     ------------    ------------    ------------    ------------    ------------
STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock ...................................             26               1           1,558             (18)          1,567
  Other ..........................................        164,999          23,754       1,063,368      (1,293,644)        (41,523)
                                                     ------------    ------------    ------------    ------------    ------------
                                                          165,025          23,755       1,064,926      (1,293,662)        (39,956)
                                                     ------------    ------------    ------------    ------------    ------------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY (DEFICIT) .................   $  1,768,329    $     56,089    $    547,744    $ (1,312,131)   $  1,060,031
                                                     ============    ============    ============    ============    ============

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



                      CONDENSED CONSOLIDATING BALANCE SHEET

                             AS OF DECEMBER 31, 1999
                                ($ IN THOUSANDS)



                                                      GUARANTOR     NON-GUARANTOR
                                                     SUBSIDIARIES     SUBSIDIARY        PARENT       ELIMINATIONS    CONSOLIDATED
                                                     ------------   -------------    ------------    ------------    ------------
                                                               ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ......................   $     (6,964)   $     20,409    $     25,405    $         --    $     38,850
  Accounts receivable, net .......................         45,170          18,297              73         (12,475)         51,065
  Inventory ......................................          4,183             399              --              --           4,582
  Other ..........................................          1,997             700             352              --           3,049
                                                     ------------    ------------    ------------    ------------    ------------
          Total current assets ...................         44,386          39,805          25,830         (12,475)         97,546
                                                     ------------    ------------    ------------    ------------    ------------
PROPERTY AND EQUIPMENT:
  Evaluated oil and gas properties ...............      2,311,633           3,715              --              --       2,315,348
  Unevaluated properties .........................         40,008              --              --              --          40,008
  Other property and equipment ...................         29,088          20,521          18,103              --          67,712
  Less: accumulated depreciation,
     depletion and amortization ..................     (1,683,890)        (18,205)         (1,876)             --      (1,703,971)
                                                     ------------    ------------    ------------    ------------    ------------
          Total property and equipment ...........        696,839           6,031          16,227              --         719,097
                                                     ------------    ------------    ------------    ------------    ------------
INVESTMENTS IN SUBSIDIARIES AND
  INTERCOMPANY ADVANCES ..........................        806,180              --         493,738      (1,299,918)             --
                                                     ------------    ------------    ------------    ------------    ------------
INVESTMENT IN GOTHIC ENERGY
  CORPORATION ....................................         10,000              --              --              --          10,000
OTHER ASSETS .....................................          6,402           8,409          16,765          (7,686)         23,890
                                                     ------------    ------------    ------------    ------------    ------------
TOTAL ASSETS .....................................   $  1,563,807    $     54,245    $    552,560    $ (1,320,079)   $    850,533
                                                     ============    ============    ============    ============    ============

                                           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Notes payable and current
     maturities of long-term debt ................   $         --    $        763    $         --    $         --    $        763
  Accounts payable and other .....................         63,194          19,265          17,466         (12,502)         87,423
                                                     ------------    ------------    ------------    ------------    ------------
          Total current liabilities ..............         63,194          20,028          17,466         (12,502)         88,186
                                                     ------------    ------------    ------------    ------------    ------------
LONG-TERM DEBT, NET ..............................         43,500           1,437         919,160              --         964,097
                                                     ------------    ------------    ------------    ------------    ------------
REVENUES AND ROYALTIES DUE
  OTHERS .........................................          9,310              --              --              --           9,310
                                                     ------------    ------------    ------------    ------------    ------------
DEFERRED INCOME TAXES ............................          6,484              --              --              --           6,484
                                                     ------------    ------------    ------------    ------------    ------------
INTERCOMPANY PAYABLES ............................      1,356,466          (2,450)     (1,354,043)             27              --
                                                     ------------    ------------    ------------    ------------    ------------
STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock ...................................             27               1           1,048             (17)          1,059
  Other ..........................................         84,826          35,229         968,929      (1,307,587)       (218,603)
                                                     ------------    ------------    ------------    ------------    ------------
                                                           84,853          35,230         969,977      (1,307,604)       (217,544)
                                                     ------------    ------------    ------------    ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIT) ........................................   $  1,563,807    $     54,245    $    552,560    $ (1,320,079)   $    850,533
                                                     ============    ============    ============    ============    ============

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                ($ IN THOUSANDS)

                                                      GUARANTOR     NON-GUARANTOR
                                                     SUBSIDIARIES    SUBSIDIARIES       PARENT       ELIMINATIONS    CONSOLIDATED
                                                     ------------   -------------    ------------    ------------    ------------
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000
REVENUES:
  Oil and gas sales ..............................   $    123,971    $         --    $         --    $         --    $    123,971
  Oil and gas marketing sales ....................             --          98,035              --         (53,824)         44,211
                                                     ------------    ------------    ------------    ------------    ------------
     Total revenues ..............................        123,971          98,035              --         (53,824)        168,182
                                                     ------------    ------------    ------------    ------------    ------------
OPERATING COSTS:
  Production expenses and taxes ..................         17,894              --              --              --          17,894
  General and administrative .....................          2,997             346              34              --           3,377
  Oil and gas marketing expenses .................             --          96,741              --         (53,824)         42,917
  Oil and gas depreciation, depletion
    and amortization .............................         25,227              --              --              --          25,227
  Other depreciation and amortization ............            991              20             838              --           1,849
                                                     ------------    ------------    ------------    ------------    ------------
     Total operating costs .......................         47,109          97,107             872         (53,824)         91,264
                                                     ------------    ------------    ------------    ------------    ------------
INCOME (LOSS) FROM OPERATIONS ....................         76,862             928            (872)             --          76,918
                                                     ------------    ------------    ------------    ------------    ------------
OTHER INCOME (EXPENSE):
  Interest and other income ......................            645             166          20,965         (20,909)            867
  Interest expense ...............................        (21,727)             --         (20,862)         20,909         (21,680)
                                                     ------------    ------------    ------------    ------------    ------------
     Total other income (expense) ................        (21,082)            166             103              --         (20,813)
                                                     ------------    ------------    ------------    ------------    ------------
INCOME (LOSS) BEFORE INCOME TAXES ................         55,780           1,094            (769)             --          56,105
INCOME TAX EXPENSE ...............................          1,416              --              --              --           1,416
                                                     ------------    ------------    ------------    ------------    ------------
NET INCOME (LOSS) ................................   $     54,364    $      1,094    $       (769)   $         --    $     54,689
                                                     ============    ============    ============    ============    ============

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999
REVENUES:
  Oil and gas sales ..............................   $     77,927    $        594    $         --    $         --    $     78,521
  Oil and gas marketing sales ....................             --          60,568              --         (36,949)         23,619
                                                     ------------    ------------    ------------    ------------    ------------
     Total revenues ..............................         77,927          61,162              --         (36,949)        102,140
                                                     ------------    ------------    ------------    ------------    ------------
OPERATING COSTS:
  Production expenses and taxes ..................         15,156             243              --              --          15,399
  General and administrative .....................          2,514             201              21              --           2,736
  Oil and gas marketing expenses .................             --          59,800              --         (36,949)         22,851
  Oil and gas depreciation, depletion
    and amortization .............................         22,568             248              --              --          22,816
  Other depreciation and amortization ............          1,005              20             815              --           1,840
                                                     ------------    ------------    ------------    ------------    ------------
     Total operating costs .......................         41,243          60,512             836         (36,949)         65,642
                                                     ------------    ------------    ------------    ------------    ------------
INCOME (LOSS) FROM OPERATIONS ....................         36,684             650            (836)             --          36,498
                                                     ------------    ------------    ------------    ------------    ------------
OTHER INCOME (EXPENSE):
  Interest and other income ......................          1,487             935          29,789         (29,525)          2,686
  Interest expense ...............................        (29,376)            (45)        (20,524)         29,525         (20,420)
                                                     ------------    ------------    ------------    ------------    ------------
     Total other income (expense) ................        (27,889)            890           9,265              --         (17,734)
                                                     ------------    ------------    ------------    ------------    ------------
INCOME BEFORE INCOME TAXES .......................          8,795           1,540           8,429              --          18,764
INCOME TAX EXPENSE ...............................            649              --              --              --             649
                                                     ------------    ------------    ------------    ------------    ------------
NET INCOME .......................................   $      8,146    $      1,540    $      8,429    $         --    $     18,115
                                                     ============    ============    ============    ============    ============

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                ($ IN THOUSANDS)


                                                      GUARANTOR     NON-GUARANTOR
                                                     SUBSIDIARIES    SUBSIDIARIES       PARENT       ELIMINATIONS    CONSOLIDATED
                                                     ------------   -------------    ------------    ------------    ------------
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
REVENUES:
  Oil and gas sales ..............................   $    311,138    $        347    $         --    $         --    $    311,485
  Oil and gas marketing sales ....................             --         247,133              --        (141,312)        105,821
                                                     ------------    ------------    ------------    ------------    ------------
     Total revenues ..............................        311,138         247,480              --        (141,312)        417,306
                                                     ------------    ------------    ------------    ------------    ------------
OPERATING COSTS:
  Production expenses and taxes ..................         53,873              80              --              --          53,953
  General and administrative .....................          8,558             936             103              --           9,597
  Oil and gas marketing expenses .................             --         243,895              --        (141,312)        102,583
  Oil and gas depreciation, depletion
    and amortization .............................         74,486             101              --              --          74,587
  Other depreciation and amortization ............          3,025              60           2,466              --           5,551
                                                     ------------    ------------    ------------    ------------    ------------
     Total operating costs .......................        139,942         245,072           2,569        (141,312)        246,271
                                                     ------------    ------------    ------------    ------------    ------------
INCOME (LOSS) FROM OPERATIONS ....................        171,196           2,408          (2,569)             --         171,035
                                                     ------------    ------------    ------------    ------------    ------------
OTHER INCOME (EXPENSE):
  Interest and other income ......................          2,608             969          62,877         (62,728)          3,726
  Interest expense ...............................        (64,166)            (34)        (62,885)         62,728         (64,357)
                                                     ------------    ------------    ------------    ------------    ------------
     Total other income (expense) ................        (61,558)            935              (8)             --         (60,631)
                                                     ------------    ------------    ------------    ------------    ------------
INCOME (LOSS) BEFORE INCOME TAXES ................        109,638           3,343          (2,577)             --         110,404
INCOME TAX EXPENSE ...............................          2,879              --              --              --           2,879
                                                     ------------    ------------    ------------    ------------    ------------
NET INCOME (LOSS) ................................   $    106,759    $      3,343    $     (2,577)   $         --    $    107,525
                                                     ============    ============    ============    ============    ============

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
REVENUES:
  Oil and gas sales ..............................   $    198,005    $        594    $         --    $         --    $    198,599
  Oil and gas marketing sales ....................             --         133,826              --         (83,716)         50,110
                                                     ------------    ------------    ------------    ------------    ------------
     Total revenues ..............................        198,005         134,420              --         (83,716)        248,709
                                                     ------------    ------------    ------------    ------------    ------------
OPERATING COSTS:
  Production expenses and taxes ..................         45,119             243              --              --          45,362
  General and administrative .....................          8,978             982              68              --          10,028
  Oil and gas marketing expenses .................             --         131,525              --         (83,716)         47,809
  Oil and gas depreciation, depletion
    and amortization .............................         69,954             248              --              --          70,202
  Other depreciation and amortization ............          3,481              60           2,437              --           5,978
                                                     ------------    ------------    ------------    ------------    ------------
     Total operating costs .......................        127,532         133,058           2,505         (83,716)        179,379
                                                     ------------    ------------    ------------    ------------    ------------
INCOME (LOSS) FROM OPERATIONS ....................         70,473           1,362          (2,505)             --          69,330
                                                     ------------    ------------    ------------    ------------    ------------
OTHER INCOME (EXPENSE):
  Interest and other income ......................          2,194           3,780          88,117         (87,565)          6,526
  Interest expense ...............................        (86,791)            (45)        (61,298)         87,565         (60,569)
                                                     ------------    ------------    ------------    ------------    ------------
     Total other income (expense) ................        (84,597)          3,735          26,819              --         (54,043)
                                                     ------------    ------------    ------------    ------------    ------------
INCOME (LOSS) BEFORE INCOME TAXES ................        (14,124)          5,097          24,314              --          15,287
INCOME TAX EXPENSE ...............................            975              --              --              --             975
                                                     ------------    ------------    ------------    ------------    ------------
NET INCOME (LOSS) ................................   $    (15,099)   $      5,097    $     24,314    $         --    $     14,312
                                                     ============    ============    ============    ============    ============

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                                ($ IN THOUSANDS)


                                                      GUARANTOR     NON-GUARANTOR
                                                     SUBSIDIARIES    SUBSIDIARIES       PARENT       ELIMINATIONS    CONSOLIDATED
                                                     ------------   -------------    ------------    ------------    ------------
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
CASH FLOWS FROM OPERATING ACTIVITIES .............   $    175,178    $    (15,301)   $     14,837    $         --    $    174,714
                                                     ------------    ------------    ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Oil and gas properties, net ....................       (164,212)          1,515              --              --        (162,697)
  Proceeds from sale of other assets .............          1,134              --              --              --           1,134
  Investment in Gothic ...........................             --              --         (24,622)             --         (24,622)
  Other investments ..............................         (4,194)             --          (2,000)             --          (6,194)
  Other ..........................................         (4,172)            (46)         (3,971)             --          (8,189)
                                                     ------------    ------------    ------------    ------------    ------------
                                                         (171,444)          1,469         (30,593)             --        (200,568)
                                                     ------------    ------------    ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from borrowings ...................          7,500              --              --              --           7,500
  Cash payment on preferred stock swaps ..........             --              --          (8,269)             --          (8,269)
  Cash received from exercise of stock
    options.......................................             --              --           1,005              --           1,005
  Intercompany advances, net .....................        (17,224)         (3,009)         20,233              --              --
                                                     ------------    ------------    ------------    ------------    ------------
                                                           (9,724)         (3,009)         12,969              --             236
                                                     ------------    ------------    ------------    ------------    ------------
EFFECT OF EXCHANGE RATE CHANGES
  ON CASH ........................................           (313)             --              --              --            (313)
                                                     ------------    ------------    ------------    ------------    ------------
  Net increase (decrease) in cash ................         (6,303)        (16,841)         (2,787)             --         (25,931)
  Cash, beginning of period ......................         (7,156)         20,409          25,405              --          38,658
                                                     ------------    ------------    ------------    ------------    ------------
  Cash, end of period ............................   $    (13,459)   $      3,568    $     22,618    $         --    $     12,727
                                                     ============    ============    ============    ============    ============

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
CASH FLOWS FROM OPERATING ACTIVITIES .............   $     55,261    $      3,363    $     35,517    $         --    $     94,141
                                                     ------------    ------------    ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Oil and gas properties, net ....................        (79,920)         (1,205)             --              --         (81,125)
  Proceeds from sale of other assets .............          1,990           3,448              --              --           5,438
  Other ..........................................         (1,659)          1,208          (1,222)             --          (1,673)
                                                     ------------    ------------    ------------    ------------    ------------
                                                          (79,589)          3,451          (1,222)             --         (77,360)
                                                     ------------    ------------    ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net payments on borrowings .....................        (25,000)             --              --              --         (25,000)
  Cash paid for purchase of treasury stock .......             --             (53)             --              --             (53)
  Cash received from exercise of stock
    options.......................................             --              --             419              --             419
  Intercompany advances, net .....................         55,027           5,050         (60,077)             --              --
                                                     ------------    ------------    ------------    ------------    ------------
                                                           30,027           4,997         (59,658)             --         (24,634)
                                                     ------------    ------------    ------------    ------------    ------------
EFFECT OF EXCHANGE RATE CHANGES
  ON CASH ........................................          3,705              --              --              --           3,705
                                                     ------------    ------------    ------------    ------------    ------------
  Net increase (decrease) in cash ................          9,404          11,811         (25,363)             --          (4,148)
  Cash, beginning of period ......................        (17,319)          7,000          39,839              --          29,520
                                                     ------------    ------------    ------------    ------------    ------------
  Cash, end of period ............................   $     (7,915)   $     18,811    $     14,476    $         --    $     25,372
                                                     ============    ============    ============    ============    ============

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


        CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                ($ IN THOUSANDS)


                                                      GUARANTOR     NON-GUARANTOR
                                                     SUBSIDIARIES    SUBSIDIARIES      PARENT       ELIMINATIONS   CONSOLIDATED
                                                     ------------   -------------   ------------    ------------   ------------
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000:
  Net income (loss) ..............................   $     54,364    $      1,094   $       (769)   $         --   $     54,689
  Other comprehensive income (loss) -
    foreign currency translation .................         (1,165)             --             --              --         (1,165)
                                                     ------------    ------------   ------------    ------------   ------------
  Comprehensive income (loss) ....................   $     53,199    $      1,094   $       (769)   $         --   $     53,524
                                                     ============    ============   ============    ============   ============

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999:
  Net income (loss) ..............................   $      8,146    $      1,540   $      8,429    $         --   $     18,115
  Other comprehensive income (loss) -
    foreign currency translation .................             80              --             --              --             80
                                                     ------------    ------------   ------------    ------------   ------------
  Comprehensive income (loss) ....................   $      8,226    $      1,540   $      8,429    $         --   $     18,195
                                                     ============    ============   ============    ============   ============

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000:
  Net income (loss) ..............................   $    106,759    $      3,343   $     (2,577)   $         --   $    107,525
  Other comprehensive income (loss) -
    foreign currency translation .................         (4,118)             --             --              --         (4,118)
                                                     ------------    ------------   ------------    ------------   ------------
  Comprehensive income (loss) ....................   $    102,641    $      3,343   $     (2,577)   $         --   $    103,407
                                                     ============    ============   ============    ============   ============

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999:
  Net income (loss) ..............................   $    (15,099)   $      5,097   $     24,314    $         --   $     14,312
  Other comprehensive income (loss) -
    foreign currency translation .................          3,705              --             --              --          3,705
                                                     ------------    ------------   ------------    ------------   ------------
  Comprehensive income (loss) ....................   $    (11,394)   $      5,097   $     24,314    $         --   $     18,017
                                                     ============    ============   ============    ============   ============

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


5. INVESTMENT IN GOTHIC ENERGY CORPORATION ("GOTHIC")

In a series of private transactions from June 27, 2000 through September 21, 2000, CEMI purchased 99.8% of Gothic's $104 million of 14.125% Series B senior secured discount notes for total consideration of $80.8 million, comprised of $17.2 million in cash and $63.6 million of Chesapeake common stock (8,914,210 shares valued at $7.13 per share), as adjusted by make-whole adjustments settled as of September 30, 2000 and received in October 2000. The final make-whole adjustment related to the Company's acquisition of senior secured discount notes, which occurred subsequent to September 30, 2000, will be settled on November 14, 2000 with the return of 38,435 shares of Chesapeake common stock to the Company. The discount notes accrete at a rate per annum of 14.125%, compounded semiannually to an aggregate principal amount of $104.0 million at May 1, 2002. Thereafter, the discount notes accrue interest at the rate of 14.125% per annum, payable in cash semiannually in arrears on May 1 and November 1 of each year commencing November 1, 2002. The discount notes mature on May 1, 2006 and are secured by the stock of Gothic Production Corporation, a wholly-owned subsidiary of Gothic.

On September 1, 2000, Chesapeake purchased $20 million of the $235 million of 11.125% senior secured notes issued by Gothic Production Corporation for $22.3 million of Chesapeake common stock (3,694,939 shares valued at $6.0371 per share, subject to adjustment), in a private transaction. The make-whole adjustment related to this purchase was determined in November 2000 and will result in a cash payment of $974,450 to the Company. The senior secured notes mature on May 1, 2005, bear interest at the rate of 11.125% per annum, payable semiannually in cash on May 1 and November 1 of each year, and are secured by oil and gas interests held by Gothic Production Corporation.

On September 8, 2000, Chesapeake entered into an Agreement and Plan of Merger to acquire the common stock of Gothic for 4.0 million shares of Chesapeake common stock. Upon the closing of the transaction, Gothic's shareholders will own approximately 2.5% of Chesapeake's common stock. The total acquisition cost to Chesapeake, including the Gothic notes described above, will be approximately $345 million, plus transaction expenses and adjusted for any working capital at the time of the merger. The Gothic acquisition is subject to approval by Gothic's shareholders and other closing conditions. Completion of the transaction is expected in January 2001.

Also included in the Company's investment in Gothic is the Company's April 1998 investment in Gothic's 12% Preferred Stock with a carrying value of $10.0 million as well as other miscellaneous acquisition-related costs.

6. REVOLVING CREDIT FACILITY

At September 30, 2000, the Company had a $100 million revolving bank credit facility, maturing in July 2002, with a committed borrowing base of $100 million. As of September 30, 2000, the Company had borrowed $51 million under this facility. Borrowings under the facility are secured by certain producing oil and gas properties and bear interest at variable rates, which averaged 9.82% per annum as of September 30, 2000.

Bear, Stearns & Co. Inc. has agreed to provide a $275 million standby commitment, consisting of a $175 million term credit facility and a $100 million revolving credit facility. The term credit facility may be used to repurchase any of Gothic Production Corporation's 11.125% senior secured notes tendered to Chesapeake following the closing of the Gothic acquisition. If used, the revolving credit facility will replace Chesapeake's existing revolving credit facility. Chesapeake has incurred $0.7 million of the $3.2 million of projected pre-closing costs for the new facility and will incur an additional $2.75 million if the credit facility is used.

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

FAS 133 standardizes the accounting for derivative instruments by requiring that all derivatives be recognized as assets and liabilities and measured at fair value. The accounting for changes in the fair value of derivatives (gains and losses) depends on (i) whether the derivative is designated and qualifies as a hedge, and (ii) the type of hedging relationship that exists. Changes in the fair value of derivatives that are not designated as hedges or that do not meet the hedge accounting criteria in FAS 133 are required to be reported in earnings. In addition, all hedging relationships must be designated, reassessed and documented pursuant to the provisions of FAS 133. The Company predicts that its commodity derivatives will be designated as hedges in accordance with the relevant accounting criteria and believes the implementation of FAS 133 will not have a material impact on the Company's financial condition or results of operations. The Company does not believe that its interest rate swap will be designated as a hedge pursuant to FAS 133. However, in accordance with certain "knockout" provisions contained within the interest rate swap agreement, the Company's management believes the fair market value of the swap at September
30, 2000 is immaterial. Management will continue to assess the fair value of the interest rate swap in future periods.

                          PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended September 30, 2000 vs. September 30, 1999

General. For the three months ended September 30, 2000 (the "Current Quarter"), the Company realized net income of $54.7 million, or $0.31 per diluted common share. This compares to net income of $18.1 million, or $0.13 per diluted common share, in the three months ended September 30, 1999 (the "Prior Quarter").

Oil and Gas Sales. During the Current Quarter, oil and gas sales increased 58% to $124.0 million from $78.5 million in the Prior Quarter. For the Current Quarter, the Company produced 33.7 billion cubic feet equivalent ("bcfe"), consisting of 0.8 million barrels of oil ("mmbo") and 29.1 billion cubic feet of natural gas ("bcf"), compared to 0.9 mmbo and 27.4 bcf, or 32.7 bcfe, in the Prior Quarter. Average oil prices realized were $28.25 per barrel of oil ("bo") in the Current Quarter compared to $18.90 per bo in the Prior Quarter, an increase of 49%. Average gas prices realized were $3.52 per thousand cubic feet ("mcf") in the Current Quarter compared to $2.26 per mcf in the Prior Quarter, an increase of 56%.

For the Current Quarter, the Company realized an average price of $3.68 per thousand cubic feet equivalent ("mcfe"), compared to $2.40 per mcfe in the Prior Quarter. The Company's hedging activities resulted in decreased oil and gas revenues of $11.7 million, or $0.35 per mcfe, in the Current Quarter, compared to decreased oil and gas revenues of $2.0 million, or $0.06 per mcfe, in the Prior Quarter.

The following table shows the Company's production by region for the Current Quarter and the Prior Quarter:

                      FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                     ------------------------------------------
                             2000                   1999
                     -------------------    -------------------
 OPERATING AREAS      Mmcfe     PERCENT      Mmcfe      PERCENT
 ---------------     --------   --------    --------   --------
Mid-Continent ....     20,027         59%     16,696         51%
Gulf Coast .......      9,014         27      10,777         33
Canada ...........      2,654          8       3,038          9
Permian Basin ....      1,650          5       1,563          5
Other Areas ......        362          1         588          2
                     --------   --------    --------   --------
     Total .......     33,707        100%     32,662        100%
                     ========   ========    ========   ========


Natural gas production represented approximately 86% of the Company's total production volume on an equivalent basis in the Current Quarter, compared to 84% in the Prior Quarter.

Oil and Gas Marketing Sales. The Company realized $44.2 million in oil and gas marketing sales to third parties in the Current Quarter, with corresponding oil and gas marketing expenses of $42.9 million, for a margin of $1.3 million. This compares to sales of $23.6 million, expenses of $22.9 million, and a margin of $0.7 million in the Prior Quarter. The increase in marketing sales and cost of sales was due primarily to higher oil and gas prices in the Current Quarter as compared to the Prior Quarter.

Production Expenses. Production expenses remained constant at $11.7 million in the Current Quarter and the Prior Quarter. On a unit of production basis, production expenses were $0.35 and $0.36 per mcfe in the Current and Prior Quarters, respectively. The Company anticipates production expenses will not vary significantly from current levels during the remainder of 2000.

Production Taxes. Production taxes, which consist primarily of wellhead severance taxes, were $6.2 million and $3.7 million in the Current and Prior Quarters, respectively. On a per unit basis, production taxes were $0.18 per mcfe in the Current Quarter compared to $0.11 per mcfe in the Prior Quarter. The increase in the Current Quarter is due to higher oil and gas prices. In general, production taxes are calculated using value-based formulas that produce higher per unit costs when oil and gas prices are higher.

General and Administrative. General and administrative expenses ("G&A"), which are net of capitalized internal payroll and non-payroll expenses, were $3.4 million in the Current Quarter compared to $2.7 million in the Prior Quarter. The Company capitalized $1.5 million of internal costs in the Current Quarter directly related to the Company's oil and gas exploration and development efforts, compared to $0.3 million in the Prior Quarter. The increase in capitalized internal costs is primarily due to the addition of technical employees and other related costs. The Company anticipates that G&A costs during the remainder of 2000 will remain at approximately the same level as the Current Quarter.

Oil and Gas Depreciation, Depletion and Amortization. Depreciation, depletion and amortization of oil and gas properties ("DD&A") for the Current Quarter was $25.2 million, compared to $22.8 million in the Prior Quarter. The DD&A rate per mcfe increased from $0.70 in the Prior Quarter to $0.75 in the Current Quarter. The Company expects the DD&A rate to increase slightly during the remainder of 2000, and expects it to increase further in 2001 upon the completion of the pending acquisition of Gothic Energy Corporation.

Depreciation and Amortization of Other Assets. Depreciation and amortization of other assets ("D&A") was $1.8 million in the Current Quarter and in the Prior Quarter. The Company anticipates D&A will continue at current levels during the remainder of 2000.

Interest and Other Income. Interest and other income for the Current Quarter was $0.9 million compared to $2.7 million in the Prior Quarter. Included in the Prior Quarter's results is a $0.5 million gain from the sale of the Company's interest in a gas processing plant plus income earned on various investments.

Interest Expense. Interest expense increased to $21.7 million in the Current Quarter from $20.4 million in the Prior Quarter as a result of lower capitalized interest and higher amounts of indebtedness. In addition to the interest expense reported, the Company capitalized $0.6 million of interest during the Current Quarter compared to $0.8 million capitalized in the Prior Quarter.

Provision for Income Taxes. The Company recorded income tax expense of $1.4 million for the Current Quarter and $0.6 million in the Prior Quarter. The income tax expense recorded in both the Current Quarter and Prior Quarter is related to the Company's Canadian operations. At September 30, 2000, the Company had a U.S. net operating loss carryforward of approximately $629.3 million for regular federal income taxes which will expire in future years beginning in 2007. Management continues to evaluate the Company's deferred tax assets. If oil and gas prices as well as improvements in the Company's operating performance continue to strengthen and stabilize in future periods, all or a portion of the valuation allowance may be reversed as early as the fourth quarter.

Nine Months Ended September 30, 2000 vs. September 30, 1999

General. For the nine months ended September 30, 2000 (the "Current Period"), the Company realized net income of $107.5 million, or $0.73 per diluted common share. This compares to net income of $14.3 million, or $0.02 per diluted common share, in the nine months ended September 30, 1999 (the "Prior Period").

Oil and Gas Sales. During the Current Period, oil and gas sales increased to $311.5 million from $198.6 million, an increase of $112.9 million, or 57%. For the Current Period, the Company produced 2.4 mmbo and 87.2 bcf, compared to 3.2 mmbo and 80.1 bcf in the Prior Period. Average oil prices realized were $25.70 per barrel in the Current Period compared to $14.79 per barrel in the Prior Period, an increase of 74%. Average gas prices realized were $2.86 per mcf in the Current Period compared to $1.88 per mcf in the Prior Period, an increase of 52%.

For the Current Period, the Company realized an average price of $3.06 per mcfe, compared to $2.00 per mcfe in the Prior Period. The Company's hedging activities resulted in decreased oil and gas revenues of $24.9 million, or $0.24 per mcfe, in the Current Period, compared to increased oil and gas revenues of $1.2 million, or $0.01 per mcfe, in the Prior Period.

The following table shows the Company's production by region for the Current Period and the Prior Period:

                       FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                     ------------------------------------------
                             2000                  1999
                     -------------------    -------------------
 OPERATING AREAS      Mmcfe      PERCENT     Mmcfe      PERCENT
 ---------------     --------   --------    --------   --------
Mid-Continent ....     57,806         57%     50,278         50%
Gulf Coast .......     27,846         27      33,629         34
Canada ...........      9,158          9       8,603          9
Permian Basin ....      4,778          5       4,032          4
Other areas ......      2,135          2       2,998          3
                     --------   --------    --------   --------
     Total .......    101,723        100%     99,540        100%
                     ========   ========    ========   ========


Natural gas production represented approximately 86% of the Company's total production volume on an equivalent basis in the Current Period, compared to 80% in the Prior Period.

Oil and Gas Marketing Sales. The Company realized $105.8 million in oil and gas marketing sales to third parties in the Current Period, with corresponding oil and gas marketing expenses of $102.6 million for a margin of $3.2 million. This compares to sales of $50.1 million and expenses of $47.8 million in the Prior Period for a margin of $2.3 million. The increase in marketing sales and cost of sales was due primarily to higher oil and gas prices in the Current Period as compared to the Prior Period and the Company's initial marketing of oil which began in June 1999.

Production Expenses. Production expenses decreased to $36.8 million in the Current Period, a $0.1 million decrease from $36.9 million incurred in the Prior Period. On a production unit basis, production expenses were $0.36 and $0.37 per mcfe in the Current and Prior Periods, respectively.

Production Taxes. Production taxes, which consist primarily of wellhead severance taxes, were $17.1 million and $8.4 million in the Current and Prior Periods, respectively. This increase was the result of increased natural gas production and higher oil and gas prices. On a per unit basis, production taxes were $0.17 per mcfe in the Current Period compared to $0.08 per mcfe in the Prior Period.

General and Administrative. G&A, which is net of capitalized internal payroll and non-payroll expenses, was $9.6 million in the Current Period compared to $10.0 million in the Prior Period. This decrease was primarily due to cost efficiencies that were initiated in 1999 and fully realized in 2000 and an increase in capitalized internal costs between periods. The Company capitalized $4.9 million of internal costs in the Current Period directly related to the Company's oil and gas exploration and development efforts, compared to $2.3 million in the Prior Period. The increase in capitalized internal costs is primarily due to the addition of technical employees and other related costs.

Oil and Gas Depreciation, Depletion and Amortization. DD&A for the Current Period was $74.6 million, compared to $70.2 million in the Prior Period. This increase was caused by increased production as well as an increase in the DD&A rate per mcfe from $0.71 to $0.73 in the Prior and Current Periods, respectively.

Depreciation and Amortization of Other Assets. D&A decreased to $5.6 million in the Current Period compared to $6.0 million in the Prior Period.

Interest and Other Income. Interest and other income for the Current Period was $3.7 million compared to $6.5 million in the Prior Period. The Prior Period results include a $1.7 million gain on the sale of certain marketing assets located in the Mid-Continent, as well as a $0.5 million gain from the sale of the Company's interest in a gas processing plant.

Interest. Interest expense increased to $64.4 million in the Current Period from $60.6 million in the Prior Period as a result of lower capitalized interest and higher amounts of indebtedness. The Company capitalized $1.9 million of interest during the Current Period compared to $2.7 million capitalized in the Prior Period.

Provision for Income Taxes. The Company recorded income tax expense of $2.9 million for the Current Period, compared to $1.0 million in the Prior Period. The income tax expense in both periods is entirely related to the Company's operations in Canada. Management continues to evaluate the Company's deferred tax assets. If oil and gas prices as well as improvements in the Company's operating performance continue to strengthen and stabilize in future periods, all or a portion of the valuation allowance may be reversed as early as the fourth quarter.

RISK MANAGEMENT ACTIVITIES

See Item 3 - "Quantitative and Qualitative Disclosures About Market Risks."

LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $5.1 million at September 30, 2000, including a cash balance of $12.7 million. The Company has a $100 million revolving bank credit facility, which matures in July 2002, with a committed borrowing base of $100 million. As of September 30, 2000, the Company had borrowed $51.0 million under this facility. Borrowings under the facility are secured by certain producing oil and gas properties and bear interest at variable rates, which averaged 9.82% per annum as of September 30, 2000.

In a series of private transactions from June 27, 2000 through September 21, 2000, CEMI purchased 99.8% of Gothic's $104 million of 14.125% Series B senior secured discount notes for total consideration of $80.8 million, comprised of $17.2 million in cash and $63.6 million of Chesapeake common stock (8,914,210 shares valued at $7.13 per share), as adjusted by make-whole adjustments settled as of September 30, 2000 and received in October 2000. The final make-whole adjustment related to the Company's acquisition of senior secured discount notes, which occurred subsequent to September 30, 2000, will be settled on November 14, 2000 with the return of 38,435 shares of Chesapeake common stock to the Company. The discount notes accrete at a rate per annum of 14.125%, compounded semiannually to an aggregate principal amount of $104.0 million at May 1, 2002. Thereafter, the discount notes accrue interest at the rate of 14.125% per annum, payable in cash semiannually in arrears on May 1 and November 1 of each year commencing November 1, 2002. The discount notes mature on May 1, 2006 and are secured by the stock of Gothic Production Corporation, a wholly-owned subsidiary of Gothic.

On September 1, 2000, Chesapeake purchased $20 million of the $235 million of 11.125% senior secured notes issued by Gothic Production Corporation for $22.3 million of Chesapeake common stock (3,694,939 shares valued at $6.0371 per share, subject to adjustment), in a private transaction. The make-whole adjustment related to this purchase was determined in November 2000 and will result in a cash payment of $974,450 to the Company. The senior secured notes mature on May 1, 2005, bear interest at the rate of 11.125% per annum, payable semiannually in cash on May 1 and November 1 of each year, and are secured by oil and gas interests held by Gothic Production Corporation.

On September 8, 2000, Chesapeake entered into an Agreement and Plan of Merger to acquire the common stock of Gothic for 4.0 million shares of Chesapeake common stock. Upon the closing of the transaction, Gothic's shareholders will own approximately 2.5% of Chesapeake's common stock. The total acquisition cost to Chesapeake, including the Gothic notes described above, will be approximately $345 million, plus transaction expenses and adjusted for any working capital at the time of the merger. The Gothic acquisition is subject to approval by Gothic's shareholders and other closing conditions. Completion of the transaction is expected in January 2001.

At September 30, 2000, the Company's senior notes represented $919.2 million of its $971.0 million of long-term liabilities. Debt ratings for the senior notes are B2 by Moody's Investors Service and B by Standard & Poor's Corporation as of September 30, 2000. On July 5, 2000, Standard & Poor's Corporation placed its ratings of the Company on credit watch with positive implications. There are no scheduled principal payments required on any of the senior notes until March 2004, when $150 million is due.

The senior note indentures restrict the ability of the Company and its restricted subsidiaries to incur additional indebtedness. This restriction does not affect the Company's ability to borrow under or expand its secured commercial bank facility. As of September 30, 2000, the Company estimates that secured commercial bank indebtedness of $147.5 million could have been incurred under the indentures. The indenture restrictions do not apply to borrowings incurred by CEMI, an unrestricted subsidiary.

The senior note indentures also limit the Company's ability to make restricted payments (as defined), including the payment of preferred stock dividends, unless certain tests are met. From December 31, 1998 through March 31, 2000, the Company was unable to meet the requirements to incur additional unsecured indebtedness, and consequently was not able to pay cash dividends on its 7% cumulative convertible preferred stock. The Company had accumulated dividends in arrears of $4.4 million related to its preferred stock as of September 30, 2000. As a result of the Company's failure to pay dividends for six quarterly periods, the holders of preferred stock were entitled to elect two new directors to the Board following May 1, 2000. On September 22, 2000, the Company declared a regular quarterly dividend and a special dividend equal to all unpaid dividends on its preferred stock ($4.6 million in the aggregate through October 31, 2000). The total combined dividend of $7.444 per share was paid November 1, 2000, eliminating the right of preferred stockholders to elect directors.

In the Current Quarter, the Company engaged in unsolicited transactions in which a total of 9.2 million shares of common stock (newly issued shares) were exchanged for 933,000 shares of its issued and outstanding preferred stock with a liquidation value of $46.7 million plus dividends in arrears of $6.1 million. A total of 43.4 million shares of common stock, plus a cash payment of $8.3 million, were exchanged for 3,972,363 shares of preferred stock during the Current Period. These transactions have reduced (i) the number of preferred shares from 4.6 million to 0.6 million, (ii) the liquidation value of the preferred stock from $229.8 million to $31.2 million, and (iii) dividends in arrears through September 30, 2000 by $22.9 million to $4.4 million. A gain on redemption of all preferred shares exchanged during the Current Period of $6.6 million ($5.3 million loss related to the Current Quarter) is reflected in net income available to common shareholders in determining basic earnings per share for the Current Period.

The Company may acquire additional shares of preferred stock in the future through negotiations with individual holders and, beginning May 1, 2001, may redeem outstanding shares of preferred stock for $52.45 per share plus accumulated and unpaid dividends in cash and/or common stock.

The Company believes it has adequate resources, including cash on hand and budgeted cash flow from operations, to fund its capital expenditure budget for exploration and development activities during 2000, which are currently estimated to be approximately $150 million. Based on current oil and gas prices, the Company expects to generate excess cash flow that will be available to fund acquisitions, reduce debt, make preferred stock dividend payments, acquire Gothic debt securities or a combination of the above.

If the Gothic merger is completed, holders of Gothic Production Corporation's 11.125% senior secured notes will have the right, but not the obligation, to require Chesapeake to repurchase their notes at a purchase price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest to the date of repurchase. Chesapeake presently holds $20 million of the $235 million principal amount of senior secured notes outstanding. Bear, Stearns & Co. Inc. has agreed to provide a $275 million standby commitment, consisting of a $175 million term credit facility and a $100 million revolving credit facility. The term credit facility may be used to repurchase any of Gothic Production Corporation's senior secured notes tendered to Chesapeake. If used, the revolving credit facility will replace Chesapeake's existing revolving credit facility. Chesapeake has incurred $0.7 million of the $3.2 million of projected pre-closing costs for the new facility and will incur an additional $2.75 million if the credit facility is used.

The Company's cash provided by operating activities increased 86% to $174.7 million during the Current Period compared to $94.1 million during the Prior Period. The increase was due primarily to higher oil and gas prices realized during the Current Period.

Cash used in investing activities increased to $200.6 million during the Current Period from $77.4 million in the Prior Period. During the Current Period the Company expended approximately $103.0 million to initiate drilling on 203 gross (104.3 net) wells and invested approximately $19.0 million in leasehold acquisitions. This compares to $90.0 million to initiate drilling on 142 gross (83.8 net) wells and $16.4 million to purchase leasehold in the Prior Period. During the Current Period, the Company had acquisitions of oil and gas properties of $36.3 million, divestitures of oil and gas properties of $1.4 million, and cash payments of $24.6 million related to the investment in Gothic (prior to the receipt of $6.1 million in cash related to make-whole adjustments settled as of September 30, 2000 and received in October 2000). This compares to acquisitions of $11.1 million and divestitures of $36.4 million in the Prior Period. During the Current Period, the Company invested $4.2 million in Advanced Drilling Technologies, L.L.C., a 50% Chesapeake-owned drilling rig company which presently owns five rigs that are either drilling or are being refurbished for drilling. The Company anticipates that its share of the capital costs related to these five rigs will total $8.0 million.

There was $0.2 million of cash provided by financing activities in the Current Period, compared to $24.6 million used in the Prior Period. The activity in the Current Period and the Prior Period reflects the net increase in borrowings under the Company's commercial bank credit facility of $7.5 million in the Current Period and the net decrease in borrowings of $25.0 million in the Prior Period. The activity also reflects cash payments of $8.3 million made in connection with the preferred stock swaps in the Current Period and cash received through the exercise of stock options in both periods.

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

FAS 133 standardizes the accounting for derivative instruments by requiring that all derivatives be recognized as assets and liabilities and measured at fair value. The accounting for changes in the fair value of derivatives (gains and losses) depends on (i) whether the derivative is designated and qualifies as a hedge, and (ii) the type of hedging relationship that exists. Changes in the fair value of derivatives that are not designated as hedges or that do not meet the hedge accounting criteria in FAS 133 are required to be reported in earnings. In addition, all hedging relationships must be designated, reassessed and documented pursuant to the provisions of FAS 133. The Company predicts that its commodity derivatives will be designated as hedges in accordance with the relevant accounting criteria and believes the implementation of FAS 133 will not have a material impact on the Company's financial condition or results of operations. The Company does not believe that its interest rate swap will be designated as a hedge pursuant to FAS 133. However, in accordance with certain "knockout" provisions contained within the interest rate swap agreement, the Company's management believes the fair market value of the swap at September
30, 2000 is immaterial. Management will continue to assess the fair value of the interest rate swap in future periods.

FORWARD LOOKING STATEMENTS

This Form 10-Q includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include statements regarding oil and gas reserve estimates, planned capital expenditures, expected oil and gas production, the Company's financial position, business strategy and other plans and objectives for future operations, expected future expenses, realization of deferred tax assets, the proposed acquisition of Gothic and the combined entity's financial operations. Although the Company believes that the expectations reflected in these and other forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Various factors could cause actual results to differ materially from those expected by the Company, including, without limitation, factors discussed under Risk Factors in the proxy statement/prospectus for the Gothic acquisition dated November 1, 2000, a form of which is included in the Company's registration statement on Form S-4 (file no. 333-47330) filed with the Securities and Exchange Commission on November 1, 2000. Such factors are substantial indebtedness, fluctuations in the prices of oil and gas, need to replace reserves, substantial capital requirements, uncertainties inherent in estimating quantities of oil and gas reserves, projecting future rates of production and the timing of development expenditures, operating risks, restrictions imposed by lenders, the effects of governmental and environmental regulation, pending or future litigation, conflicts of interest our CEO and COO may have, and uncertainties related to the proposed business combination with Gothic. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed, and the Company undertakes no obligation to update this information.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

COMMODITY PRICE RISK

The Company's results of operations are highly dependent upon the prices received for oil and natural gas production.

COMMODITY HEDGING ACTIVITIES

Periodically the Company utilizes hedging strategies to hedge the price of a portion of its future oil and gas production. These strategies include:

       (i) swap arrangements that establish an index-related price above which the Company pays the counterparty and below which the Company is paid by the counterparty,

       (ii) the purchase of index-related puts that provide for a "floor" price below which the counterparty pays the Company the amount by which the price of the commodity is below the contracted floor,

       (iii) the sale of index-related calls that provide for a "ceiling" price above which the Company pays the counterparty the amount by which the price of the commodity is above the contracted ceiling, and

       (iv) basis protection swaps, which are arrangements that guarantee the price differential of oil or gas from a specified delivery point or points,

       (v) collar arrangements that establish an index-related price below which the counterparty pays the Company and a separate index-related price above which the Company pays the counterparty.

As market conditions warrant, the Company may also elect to settle a hedging transaction prior to its scheduled maturity date and, as a result, lock in a gain or loss on the transaction.

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

As of September 30, 2000, the Company had the following open natural gas swap arrangements designed to hedge a portion of the Company's domestic gas production for periods after September 2000:

                                                                   NYMEX-INDEX
                                                     VOLUME       STRIKE PRICE
MONTHS                                               (MMBTU)       (PER MMBTU)
------                                              ---------     ------------
October 2000.....................................     930,000        $ 2.57

If the swap arrangement listed above had been settled on September 30, 2000, the Company would have incurred a loss of $2.6 million. Subsequent to September 30, 2000 the Company settled the October 2000 natural gas swap for a loss of $3.3 million, which will be recognized as a price adjustment in October 2000.

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

The Company also had closed a transaction designed to hedge a portion of the Company's domestic natural gas production as of September 30, 2000. The net unrecognized loss resulting from this transaction, $0.7 million as of September 30, 2000, will be recognized as a price adjustment in October 2000, the month of related production.

Subsequent to September 30, 2000, the Company entered into natural gas collar transactions designed to hedge 60,000 MMBtu per day throughout 2001 at an average NYMEX-defined high strike price of $6.08 per MMBtu and an average NYMEX-defined low strike price of $4.00 per MMBtu. In addition, the Company entered into the following natural gas swap arrangements designed to hedge a portion of the Company's domestic gas production for periods after September 2000:

                                                                    MONTHLY       NYMEX-INDEX
                                                                     VOLUME       STRIKE PRICE
MONTHS                                                              (MMBTU)       (PER MMBTU)
------                                                             ---------      ------------
December 2000..............................................        1,860,000        $ 5.8350
January 2001...............................................        2,480,000          5.8425
February 2001..............................................        2,240,000          5.4788
March 2001.................................................        2,480,000          4.9013
April 2001.................................................        2,480,000          4.6575
May 2001...................................................        2,480,000          4.5600
June 2001..................................................        1,200,000          4.4900
July 2001..................................................        1,240,000          4.4900
August 2001 ...............................................        1,240,000          4.4900
September 2001.............................................        1,200,000          4.4900

As of September 30, 2000, the Company had the following open crude oil swap arrangements designed to hedge a portion of the Company's domestic crude oil production for periods after September 2000:

                                                                     MONTHLY       NYMEX-INDEX
                                                                     VOLUME       STRIKE PRICE
MONTHS                                                               (BBLS)        (PER BBL)
------                                                               -------      ------------
October 2000...............................................          125,000         $28.42
November 2000..............................................          125,000          28.42
December 2000..............................................          125,000          28.42

If the swap arrangements listed above had been settled on September 30, 2000, the Company would have incurred a loss of $1.7 million. Subsequent to September 30, 2000, the Company entered into crude oil swap arrangements designed to hedge 5,000 barrels per day at a NYMEX Index strike price of $29.76 per barrel in January through December 2001.

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

INTEREST RATE RISK

The Company also utilizes hedging strategies to manage fixed-interest rate exposure. Through the use of a swap arrangement, the Company has reduced its interest expense by $2.7 million from May 1998 through September 2000. During the Current Quarter, the Company's interest rate swap resulted in a $75,000 increase in interest expense. The terms of the swap agreement are as follows:

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

As of September 30, 2000, based upon prevailing interest rates, the present value of the Company's estimated future obligations under the interest rate swap agreement, without ascribing any value to the knock-out provision, was $18.0 million. However, because of the knock-out provision discussed above and the volatility of interest rates, the Company does not believe that this worst-case scenario is a fair measure of the market value of the swap agreement and, therefore, would not pay this amount to cancel the transaction. Results from interest rate hedging transactions are reflected as adjustments to interest expense in the corresponding months covered by the swap agreement.

The table below presents principal cash flows and related weighted average interest rates by expected maturity dates. The fair value of the long-term debt has been estimated based on quoted market prices.

                                                                            SEPTEMBER 30, 2000
                                          -------------------------------------------------------------------------------------
                                                                            YEARS OF MATURITY
                                          -------------------------------------------------------------------------------------
                                            2000       2001       2002       2003      2004    THEREAFTER   TOTAL    FAIR VALUE
                                          --------   --------   --------   --------  --------  ----------  --------  ----------
                                                                             ($ IN MILLIONS)
LIABILITIES:
  Long-term debt, including current
    portion - fixed rate ...............  $    0.2   $    0.8   $    0.6   $     --  $  150.0   $  770.0   $  921.6   $  894.7
    Average interest rate ..............       9.1%       9.1%       9.1%        --       7.9%       9.3%       9.1%        --
  Long-term debt - variable rate .......  $     --   $     --   $   51.0   $     --  $     --   $     --   $   51.0   $   51.0
    Average interest rate ..............        --         --       10.0%        --        --         --       10.0%        --

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Chesapeake is subject to ordinary routine litigation incidental to its business. In addition, Chesapeake and certain of its officers and directors are defendants in other pending actions which are described in Part I, Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Subsequently, in October 2000, there were appellate decisions in two oil and gas lease cancellation cases pending against one of our subsidiaries.

Our subsidiary, Chesapeake Panhandle Limited Partnership ("CP") (f/k/a MC Panhandle, Inc.), and two subsidiaries of Kinder Morgan, Inc. are defendants in 13 lawsuits filed between June 1997 and January 1999 by royalty owners seeking the cancellation of oil and gas leases in the West Panhandle Field in Texas. MC Panhandle, Inc., which we acquired in April 1998, has owned the leases since January 1, 1997. The co-defendants are prior lessees.

The plaintiffs in these cases claim the leases terminated upon the cessation of production for various periods primarily during the 1960s. In addition, the plaintiffs seek to recover conversion damages, exemplary damages, attorneys' fees and interest. Defendants assert that any cessation of production was excused and have pled affirmative defenses of limitations, waiver, temporary estoppel, laches and title by adverse possession. Four of the 13 cases have been tried, and there have been appellate decisions in the following two cases tried in the District Court of Moore County, Texas, 69th Judicial District. No trial dates have been set for the other cases.

Joseph H. Pool, et al. v. NGPL, et al., No. 98-30, first filed December 17, 1997, refiled May 11, 1998, jury trial in June 1999, verdict for CP and co-defendants. The jury found plaintiffs' claims were barred by laches and adverse possession. On September 28, 1999, the court granted plaintiffs' motion for judgment notwithstanding verdict and entered judgment in favor of plaintiffs. In addition to quieting title to the leases (including existing gas wells and all attached equipment) in plaintiffs, the court awarded actual damages as of June 28, 1999 of $545,000 from CP and $235,000 jointly and severally from the other two defendants. The court further awarded, jointly and severally from all defendants, $77,500 of attorneys' fees in the event of an appeal, $1,900 of sanctions, interest and court costs. CP and the other two defendants filed an appeal of the judgment in the Court of Appeals for the Seventh District of Texas in Amarillo on October 12, 1999, and they have each posted a supersedeas bond. On October 12, 2000, the Court of Appeals issued a decision sustaining the trial court's finding that the leases had terminated due to a cessation of production and that the plaintiffs were entitled to actual damages and attorneys' fees. However, the award was reduced by $161,750, by way of additional offset for lease operating expenses which were improperly excluded by the jury. CP and the other defendants have filed a motion for rehearing.

Joseph H. Pool, et al. v. NGPL, et al., No. 98-36, first filed February 2, 1998, refiled May 20, 1998, jury trial in July 1999, verdict for plaintiffs. The jury found that the defendants were bad-faith trespassers and produced gas from the leases as a result of fraud. On September 28, 1999, the court entered final judgment for plaintiffs terminating the leases, quieting title to the leases (including existing gas wells and all attached equipment) in plaintiffs as of June 1, 1999 and awarding actual damages of $1.5 million, attorneys' fees of $97,500 in the event of an appeal, interest and court costs. CP's liability for this award is joint and several with the other two defendants. The court also awarded exemplary damages of $1.2 million against each of CP and the other two defendants. CP and the other two defendants filed an appeal of the judgment in the Court of Appeals for the Seventh District of Texas in Amarillo on October 12, 1999, and they have each posted a supersedeas bond. On October 12, 2000, the Court of Appeals issued a decision sustaining the trial court's finding that the leases had terminated due to a cessation of production and that the plaintiffs were entitled to actual damages and attorneys' fees. However, the court reduced the damages award to $1,049,500, based on the application of a two-year statute of limitations, and reversed all of the $3.6 million exemplary damages award, finding there was no legal basis for such an award. CP and the other defendants have filed a motion for rehearing.

We have previously established an accrued liability we believe will be sufficient to cover the estimated costs of litigation for each of the pending lease cancellation cases. Because of the inconsistent verdicts reached by the juries in the four cases tried to date and because the amount of damages sought is not specified in all of the other cases, the outcome of the remaining trials and the amount of damages that might ultimately be awarded could differ from management's estimates. We believe, however, that the leases are valid, there is no basis for exemplary damages, fraud or bad faith trespass. CP and the other defendants intend to vigorously defend against the plaintiffs' claims.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2000, the Company exchanged 9,211,259 shares of common stock for 933,000 shares of its outstanding preferred stock in private transactions with institutional investors. The exchanges were exempt from registration under Section 3(a) (9) of the Securities Act of 1933 inasmuch as the Company exchanged securities exclusively with its existing shareholders and no commission or other remuneration was paid with respect to the exchanges.

On June 27, 2000 and August 31, 2000, Chesapeake's wholly-owned subsidiary, Chesapeake Energy Marketing, Inc., acquired 99.7% of the 14.125% senior secured discount notes of Gothic Energy Corporation having a total accreted value of $80.7 million (face amount of $103.7 million) for 8,914,210 shares of newly issued Chesapeake common stock and $17.2 million of cash, as adjusted by make-whole adjustments settled as of September 30, 2000. The final make-whole adjustment related to the Company's acquisition of senior secured discount notes, which occurred subsequent to September 30, 2000, will be settled on November 14, 2000 with the return of 38,435 shares of Chesapeake common stock to the Company. The shares were exchanged in private transactions pursuant to the exemption from registration provided by Section 4(2) of the Securities Act.

On September 1, 2000, Chesapeake purchased $20 million of the $235 million of 11.125% senior secured notes issued by Gothic's operating subsidiary for $22.3 million of Chesapeake common stock (3,694,939 shares valued at $6.0371 per share, subject to adjustment) in a private transaction in reliance on the exemption from registration provided by Section 4(2) of the Securities Act. The make-whole adjustment related to this purchase was determined in November 2000 and will result in a cash payment of $974,450 to the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES OR DIVIDEND ARREARAGES

August 1, 2000 was the seventh consecutive payment date on which the Company failed to pay dividends on its 7% cumulative convertible preferred stock. Dividends accrue at the annual rate of $3.50 per share. Dividends which are not declared and paid when due compound quarterly on each dividend payment date at the dividend payment rate. Unpaid dividends on 624,037 shares outstanding as of September 30, 2000 were $4.4 million. On September 22, 2000, the Company declared a regular quarterly dividend and a special dividend equal to all unpaid dividends on its preferred stock. The total combined dividend of $7.444 per share, $4.6 million in the aggregate, was paid November 1, 2000. Additional information on preferred stock dividends is provided in Part I, Item 2 under "Liquidity and Capital Resources," the seventh and eighth paragraphs of which are incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

- Not applicable

ITEM 5. OTHER INFORMATION

- Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

                The following exhibits are filed as a part of this report:

          Exhibit No.

             27          Financial Data Schedule

(b)      Reports on Form 8-K

                 During the quarter ended September 30, 2000, the Company filed the following Current Reports on Form 8-K:

         On July 20, 2000, the Company filed a current report on Form 8-K reporting under Item 5 that the Company formed a 2.2 million acre coal bed methane joint venture in Oklahoma's Arkoma Basin.

         On July 28, 2000, the Company filed a current report on Form 8-K reporting under Item 5 that the Company issued a press release reporting earnings, cash flow and EBITDA in the second quarter of 2000.

         On September 13, 2000, the Company filed a current report on Form 8-K reporting under Item 5 that the Company issued a press release announcing completion of a definitive merger agreement to acquire Gothic Energy Corporation.

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       CHESAPEAKE ENERGY CORPORATION
                                       -----------------------------
                                               (Registrant)



     November 14, 2000                 /s/ Aubrey K. McClendon
-----------------------------          -----------------------------
           Date                        Aubrey K. McClendon
                                       Chairman and
                                       Chief Executive Officer





     November 14, 2000                 /s/ Marcus C. Rowland
-----------------------------          -----------------------------
           Date                        Marcus C. Rowland
                                       Executive Vice President and
                                       Chief Financial Officer

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER            DESCRIPTION
-------           -----------
27                Financial Data Schedule