Form 10-K405/A
period 2000-12-31
CHESAPEAKE ENERGY CORP
filed 2001-04-04
CIK 895126

--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A
                                AMENDMENT NO. 1

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

                                                                                                  FIVE-YEAR
                                                                                                   AVERAGE
                                                YEARS ENDED DECEMBER 31,                           ANNUAL
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

BUSINESS STRATEGY

     From inception in 1989, our business strategy has been to aggressively build and develop one of the largest onshore natural gas resource bases in the United States. We are executing our strategy by:

          - continuing to grow through the drillbit by conducting what we believe is currently one of the five most active drilling programs in the United States. We currently have 24 rigs drilling on Chesapeake-operated prospects and we are participating in 27 wells being drilled by others;
          - continuing to make small acquisitions of strategically located natural gas properties that provide high quality production and significant drilling opportunities. In 2000, we acquired approximately $75 million of such producing properties in 97 separate transactions. Each of these acquisitions either increased our working interest in existing wells or added additional drilling locations in our core areas. In 2001, we have budgeted $140 million for similar acquisitions. In our experience, smaller acquisitions generally provide better economics than larger corporate or property acquisitions;
          - funding our $450 million 2001 capital expenditure plan with operating cash flow and reducing our debt with our projected excess cash flow; and
          - maintaining a low operating cost structure so that we can deliver attractive financial returns from our assets in all phases of the commodity price cycle.

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

          Low-Cost Producer. Our high-quality asset base has enabled us to achieve a low operating cost structure. During 2000, our cash operating costs per unit of production, which consist of general and administrative expenses and production expenses and taxes, were $0.66 per mcfe. We believe this is one of the lowest operating cost structures among publicly traded independent oil and natural gas producers. We operate approximately 71% of our proved reserves, including Gothic's reserves, providing a high degree of operating flexibility and cost control.

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

          Entrepreneurial Management. Our management team formed Chesapeake in 1989 with an initial capitalization of $50,000. Through the following years, our management team has guided the company through operational challenges and extremes of oil and gas prices to create one of the ten largest independent natural gas producers in the United States with an enterprise value at March 15, 2001 of $2.7 billion. In addition, through its ownership of approximately 23 million shares of our common stock, our management has a strong interest in increasing shareholder value.

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

GOTHIC ACQUISITION

     On January 16, 2001, we completed the acquisition of Gothic with the issuance of four million of our common shares to Gothic shareholders. Prior to the completion of the acquisition, we purchased substantially all of Gothic's 14.125% senior secured discount notes and $32 million of Gothic Production's 11.125% senior secured notes for total consideration of $116 million in cash and our common stock. At the time of the acquisition, Gothic Production had $235 million of 11.125% senior secured notes due in 2005, including the $32 million of notes we purchased prior to closing.

     As of December 31, 2000, Gothic had proved reserves of 291 bcf of natural gas and 1.8 mmbbls of oil (a total of 302 bcfe) with a pre-tax present value (calculated as described in the glossary using weighted average gas and oil prices of $10.19 per mcf and $26.54 per barrel) of approximately $1.3 billion. These reserves, of which 85% were classified as proved developed, had an estimated average reserve life of approximately 11 years, and 96% of these reserves were natural gas. Gothic's natural gas reserves and acreage, most of which were acquired from Amoco Production Company, are principally located in the Anadarko and Arkoma basins of the Mid-Continent, have low operating costs per mcfe and are an excellent fit with our existing reserve base.

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

     We have called for redemption on May 1, 2001 all the outstanding 624,037 shares of our 7% cumulative convertible preferred stock, which are convertible into common stock at a conversion price of $6.95 per share. Other than the redemption premium, which will be paid in cash, we intend to use our common stock to redeem any shares of the outstanding preferred stock that are not converted into common stock prior to the redemption date.

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

2001 OUTLOOK

     At the present time, we believe the outlook for Chesapeake is favorable because of our large base of high quality natural gas properties, our geological and operational expertise and very strong natural gas and oil prices. Our goals and the strategy to obtain those goals remain unchanged for 2001:

        - replace production by more than 200% at a low reserve replacement cost,
        - execute a capital expenditure plan balanced between drilling and acquisitions, funded with operating cash flow,
        - maintain a superior operating cost structure,
        - utilize excess cash flow above budgeted expenditures to reduce debt both relatively and absolutely, and
        - deliver attractive financial returns from our assets in all phases of our energy cycle.

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

PRODUCTION, SALES, PRICES AND EXPENSES

     The following table sets forth information regarding the production volumes, oil and gas sales, average sales prices received and expenses for the periods indicated:

                                                                    YEARS ENDED DECEMBER 31,
                                  --------------------------------------------------------------------------------------------
                                              1998                           1999                            2000
                                  ----------------------------   -----------------------------   -----------------------------
                                    U.S.     CANADA   COMBINED     U.S.     CANADA    COMBINED     U.S.     CANADA    COMBINED
                                  --------   ------   --------   --------   -------   --------   --------   -------   --------
NET PRODUCTION:
  Oil (mbbl)....................     5,975        1      5,976      4,147        --      4,147      3,068        --      3,068
  Gas (mmcf)....................    86,681    7,740     94,421     96,873    11,737    108,610    103,694    12,077    115,771
  Gas equivalent (mmcfe)........   122,531    7,746    130,277    121,755    11,737    133,492    122,102    12,077    134,179
OIL AND GAS SALES ($ IN
 THOUSANDS):
  Oil...........................  $ 75,867   $   10   $ 75,877   $ 66,413   $    --   $ 66,413   $ 80,953   $    --   $ 80,953
  Gas...........................   173,042    7,968    181,010    200,055    13,977    214,032    355,391    33,826    389,217
                                  --------   ------   --------   --------   -------   --------   --------   -------   --------
        Total oil and gas
          sales.................  $248,909   $7,978   $256,887   $266,468   $13,977   $280,445   $436,344   $33,826   $470,170
                                  ========   ======   ========   ========   =======   ========   ========   =======   ========
AVERAGE SALES PRICE:
  Oil ($ per bbl)...............  $  12.70   $10.00   $  12.70   $  16.01   $    --   $  16.01   $  26.39   $    --   $  26.39
  Gas ($ per mcf)...............  $   2.00   $ 1.03   $   1.92   $   2.07   $  1.19   $   1.97   $   3.43   $  2.80   $   3.36
  Gas equivalent ($ per mcfe)...  $   2.03   $ 1.03   $   1.97   $   2.19   $  1.19   $   2.10   $   3.57   $  2.80   $   3.50
EXPENSES ($ PER mcfe):
  Production expenses...........  $   0.40   $ 0.24   $   0.39   $   0.36   $  0.18   $   0.35   $   0.38   $  0.32   $   0.37
  Production taxes..............  $   0.07   $   --   $   0.06   $   0.11   $    --   $   0.10   $   0.20   $    --   $   0.19
  General and administrative....  $   0.16   $ 0.06   $   0.15   $   0.10   $  0.08   $   0.10   $   0.09   $  0.17   $   0.10
  Depreciation, depletion and
    amortization................  $   1.17   $ 0.43   $   1.13   $   0.73   $  0.52   $   0.71   $   0.76   $  0.71   $   0.75

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

PROVED RESERVES

     The following table sets forth our estimated proved reserves and the present value of the proved reserves (based on our weighted average prices at December 31, 2000 of $26.41 per barrel of oil and $10.12 per mcf of gas). These prices were based on the adjusted cash spot prices for oil and natural gas at December 31, 2000.

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

     As a result of the January 2001 acquisition of Gothic, Chesapeake acquired total proved reserves of 302 bcfe at December 31, 2000 with an associated present value of proved reserves of $1.3 billion (based on Gothic's weighted average prices at December 31, 2000 of $26.54 per barrel of oil and $10.19 per mcf of gas). The following reserve data show the combined pro forma proved reserves of Chesapeake and Gothic at

December 31, 2000 (based on combined weighted average prices of $26.42 per barrel of oil and $10.13 per mcf of gas):

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

     Our level of indebtedness affects our operations in several ways, including the following:

        - a substantial portion of our cash flows must be used to service our indebtedness; for example, for the year ended December 31, 2000, approximately 22% of EBITDA (23% of EBITDA on a pro forma basis for the Gothic acquisition) was used to pay interest on our borrowings. We cannot assure you that our business will generate sufficient cash flows from operations to enable us to continue to meet our obligations under our indentures,
        - a high level of debt increases our vulnerability to general adverse economic and industry conditions,
        - the covenants contained in the agreements governing our outstanding indebtedness limit our ability to borrow additional funds, dispose of assets, pay dividends and make certain investments,
        - our debt covenants may also affect our flexibility in planning for, and reacting to, changes in the economy and in our industry, and
        - a high level of debt may impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate or other purposes.

     We may incur additional debt, including significant secured indebtedness, in order to make future acquisitions or to develop our properties. A higher level of indebtedness increases the risk that we may default on our debt obligations. Our ability to meet our debt obligations and to reduce our level of indebtedness depends on our future performance. General economic conditions, oil and gas prices and financial, business and other factors affect our operations and our future performance. Many of these factors are beyond our control. We cannot assure you that we will be able to generate sufficient cash flow to pay the interest on our debt or that future working capital, borrowings or equity financing will be available to pay or refinance such debt. Factors that will affect our ability to raise cash through an offering of our capital stock or a refinancing of our debt include financial market conditions and the value of our assets and our performance at the time we need capital.

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

     In the event of an ownership change, Section 382 of the Code imposes an annual limitation on the amount of a corporation's taxable income that can be offset by these carryforwards. The limitation is generally equal to the product of (i) the fair market value of the equity of the company multiplied by (ii) a percentage approximately equivalent to the yield on long-term tax exempt bonds during the month in which an ownership change occurs. In addition, the limitation is increased if there are recognized built-in gains during any post-change year, but only to the extent of any net unrealized built-in gains (as defined in the Code) inherent in the assets sold. Chesapeake had ownership changes in January 1995 and March 1998 which triggered limitations. Of the $567 million NOLs and $301 million AMT NOLs, $254 million and $25 million, respectively, are limited under Section 382. Therefore, $313 million of the NOLs and $276 million of the AMT NOLs are not subject to the limitation. The utilization of $254 million of the NOLs and the utilization of $25 million of the AMT NOLs subject to the Section 382 limitation are both limited to approximately $26 million each taxable year. Although no assurances can be made, we do not believe that an additional ownership change has occurred as of December 31, 2000, or will occur as a result of the issuance of the common stock in 2001 related to the acquisition of Gothic. Equity transactions after the date hereof by Chesapeake or by 5% stockholders (including relatively small transactions and transactions beyond our control) could cause an ownership change and therefore a limitation on the annual utilization of NOLs.

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

     NYMEX.  New York Mercantile Exchange.

     Operating Cash Flow. The sum of income (loss) before income taxes and extraordinary item, plus oil and gas depreciation, depletion and amortization, plus depreciation and amortization of other assets. Operating cash flow should not be considered as an alternative to, or more meaningful than, cash flow from operating activities as determined in accordance with generally accepted accounting principles as an indicator of operating performance or liquidity.

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

     As a result of the January 2001 Gothic acquisition, Chesapeake acquired total proved reserves of 302 bcfe, comprised of 255 bcfe of proved developed reserves and 47 bcfe of proved undeveloped reserves. The associated present value of future net revenues is $1.3 billion based on weighted average prices at December 31, 2000 of $26.54 per barrel of oil and $10.19 per mcf of gas. The tables below set forth estimated proved reserves, the associated estimated future net revenue and the present value as of December 31, 2000 for Chesapeake and Gothic combined.

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

     On August 24, 1999, the District Court dismissed the plaintiffs' claims that Chesapeake was a "controlling person" of Bayard under Section 15 of the Securities Act of 1933. As of March 29, 2001, the parties have agreed to settle the action, subject to drafting of documents and court approval after a fairness hearing. Bayard, which was acquired by Nabors Industries, Inc. in April 1999, has reimbursed us for all our costs of defense as incurred. We will have no liability under the terms of the settlement agreement. The case has been administratively closed pending the closing of the settlement.

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

     Related West Panhandle cessation cases which are pending are the following:

     Lois Law, et al. v. NGPL, et al., U.S. District Court of Moore County, Texas, 69th Judicial District, No. 97-70, filed December 22, 1997, jury trial in June 1999, verdict for CP and co-defendants. The jury found plaintiffs' claims were barred by adverse possession, laches and revivor. On January 19, 2000, the court granted plaintiffs' motion for judgment notwithstanding verdict and entered judgment in favor of plaintiffs. In addition to quieting title to the lease (including existing gas wells and all attached equipment) in plaintiffs, the court awarded actual damages against CP in the amount of $716,400 and exemplary damages in the amount of $25,000. The court further awarded, jointly and severally from all defendants, $160,000 in attorneys' fees and interest and court costs. On March 28, 2001, the Amarillo Court of Appeals reversed and rendered the judgement in favor of CP and the other defendants, finding that the subject leases had been revived as a matter of law, making all other issues moot.

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

DIVIDENDS

     We did not pay dividends on our common stock in 1999 or 2000. The payment of future cash dividends, if any, will depend upon, among other things, our financial condition, funds from operations, the level of our capital and development expenditures, our future business prospects and any contractual restrictions. Other than payments of dividends on preferred stock, our current policy is to retain cash for the continued growth of our business.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The following table sets forth certain information regarding the production volumes, oil and gas sales, average sales prices received and expenses for the periods indicated:

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

LIQUIDITY AND CAPITAL RESOURCES

Years Ended December 31, 1998, 1999 and 2000

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

     During 2000, Chesapeake engaged in unsolicited transactions in which a total of 43.4 million shares of Chesapeake common stock, plus a cash payment of $8.3 million, were exchanged for 3,972,363 shares of Chesapeake preferred stock. These transactions reduced the number of preferred shares outstanding from 4.6 million to 0.6 million, and reduced the liquidation value of shares of outstanding preferred stock from $229.8 million to $31.2 million. In addition, these transactions eliminated $22.9 million of dividends in arrears during 2000. A gain on redemption of all preferred shares exchanged during 2000 of $6.6 million is reflected in net income available to common shareholders in determining basic earnings per share for the year ended December 31, 2000. Chesapeake has called for redemption all the outstanding shares of preferred stock for $52.45 per share, plus accumulated and unpaid dividends, on May 1, 2001 pursuant to the optional redemption provisions of the certificate of designation for the preferred stock. Other than the redemption premium, which will be paid in cash, we intend to use our common stock to redeem any shares of the outstanding preferred stock that are not converted into common stock prior to the redemption date.

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

     Gothic Production Corporation's senior secured notes, of which $202.3 million principal amount remains presently outstanding, have been guaranteed by its parent Gothic Energy Corporation. Chesapeake has not assumed any payment obligations with respect to the notes. The notes are collateralized by Gothic Production's oil and gas properties and mature on May 1, 2005. The notes may be redeemed beginning May 1, 2002 at an initial redemption price of 105.563%. At any time prior to May 1, 2002, Gothic may, at its option, redeem all or any portion of the senior secured notes at the make-whole price (as defined in the senior note indenture) plus accrued or unpaid interest to the date of redemption. The indenture for the notes contains covenants imposing restrictions on the incurrence of additional indebtedness, the payment of dividends, distributions and other restricted payments (including such payments to Chesapeake), the sale of assets, the creation of liens and transactions with affiliates, among other covenants. Gothic Production will continue to operate in accordance with the terms of the senior secured note indenture. Gothic will produce its existing oil and gas properties but will not add to its reserves through drilling or acquisitions. As a result of the acquisition, Chesapeake will develop all future wells. Chesapeake has assumed operations of all properties formerly operated by Gothic Production.

     We believe we have adequate resources, including budgeted cash flow from operations, to fund our capital expenditure budget for exploration and development activities during 2001, which are currently estimated to be approximately $310 million. However, lower oil and gas prices, unfavorable drilling results or other factors could cause us to reduce our drilling program, which is largely discretionary. Based on our current cash flow assumptions, we expect to have an additional $250 to $325 million available for acquisitions, debt repayment and general corporate purposes in 2001. Additionally, we have approximately $70 million available under our bank credit facility as of March 30, 2001.

     We will have additional cash needs to fund our future operations. If we do not have cash available, or borrowing capacity under our credit facilities when a cash need arises, we would be forced to seek additional debt or equity financing or to forego the opportunity. In the event that we determine to seek additional debt or equity financing, there can be no assurance that any such financing will be available, on commercially reasonable terms or at all, or permitted by the terms of our existing indebtedness.

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

     Subsequent to December 31, 2000, we entered into the following natural gas cap-swaps designed to hedge a portion of our domestic gas production for periods after December 2000. This transaction requires that we pay the counterparty if the NYMEX price exceeds an average NYMEX-defined strike price. If the NYMEX price is less than the strike price, the counterparty pays us. However, the counterparty's payment is capped.

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

                                                                DECEMBER 31, 2000
                                     ------------------------------------------------------------------------
                                                                YEARS OF MATURITY
                                     ------------------------------------------------------------------------
                                     2001   2002    2003    2004     2005    THEREAFTER   TOTAL    FAIR VALUE
                                     ----   -----   ----   ------   ------   ----------   ------   ----------
                                                                 ($ IN MILLIONS)
LIABILITIES:
  Long-term debt, including current
    portion -- fixed rate..........  $0.8   $ 0.6    $--   $150.0   $500.0     $270.0     $921.4     $894.7
    Average interest rate..........   9.1%    9.1%    --      7.9%     9.6%       8.8%       9.1%        --
  Long-term debt -- variable
    rate...........................  $ --   $25.0    $--   $   --   $   --     $   --     $ 25.0     $ 25.0
    Average interest rate..........    --     9.3%    --       --       --         --        9.3%        --

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

     There are five related West Panhandle cessation cases which continue to be pending, two in the District Court of Moore County, Texas, 69th Judicial District, one in the District Court of Carson County, Texas, 100th Judicial District, and two in the U.S. District Court, Northern District of Texas, Amarillo Division. In one of the Moore County cases, CP and the other defendants have appealed a January 2000 judgment notwithstanding verdict in favor of plaintiffs. In addition to quieting title to the lease (including existing gas wells and all attached equipment) in plaintiffs, the court awarded actual damages against CP in the amount of $716,400 and exemplary damages in the amount of $25,000. The court further awarded, jointly and severally from all defendants, $160,000 in attorneys' fees and interest and court costs. On March 28, 2001, the Amarillo Court of Appeals reversed and rendered the judgment in favor of CP and the other defendants, finding that the subject leases had been revived as a matter of law, making all other issues moot. In the other Moore County, Texas case, in June 1999, the court granted plaintiffs' motion for summary judgment in part, finding that the lease had terminated due to the cessation of production, subject to the defendants' affirmative defenses. In February 2001, the court granted plaintiffs' motion for summary judgment on defendants' affirmative defenses but reversed its ruling that the lease had terminated as a matter of law. In one of the U.S. District Court cases, after a trial in May 1999, the jury found plaintiffs' claims were barred by the payment of shut-in royalties, laches and revivor. Plaintiffs have moved for a new trial. There are motions pending in the remaining two cases and no trial date has been set.

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

     Subsequent to December 31, 2000, we entered into natural gas cap-swaps designed to hedge a portion of our domestic gas production for periods after December 2000. This transaction requires that we pay the counterparty if the NYMEX price exceeds an average NYMEX-defined strike price. If the NYMEX price is less than the strike price, the counterparty pays us. However, the counterparty's payment is capped.

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

     In January 2001, Chesapeake acquired Gothic Energy Corporation. Gothic reported $858 million as its standardized measure of discounted future net cash flows and $1.27 billion as its discounted future net cash flows before income taxes at December 31, 2000.

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

           NOTES TO UNAUDITED PRO FORMA COMBINED FINANCIAL STATEMENTS

     (a) The purchase price reflects:

        - the issuance of 4.0 million shares of Chesapeake common stock, valued at $7.00 per share, the closing price of Chesapeake common stock on the day the merger was announced, in exchange for all outstanding shares of Gothic common stock (other than shares of Gothic common stock held by Chesapeake);
        - the issuance of Chesapeake warrants and options to purchase 2.9 million shares of Chesapeake common stock in exchange for all of the outstanding warrants and options to purchase shares of Gothic common stock based on the exchange ratio of 0.1908 of a share of Chesapeake common stock for each share of Gothic common stock;
        - Chesapeake's investment in Gothic preferred and common stock, which has a carrying value of $10.0 million;
        - Chesapeake's investment in Gothic debt. Chesapeake estimated the fair value of the Gothic Production senior secured notes equalled 106% of their face value; and
        - the incurrence of acquisition costs of approximately $12.0 million.

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

    23.1** --  Consent of PricewaterhouseCoopers LLP

    23.2*  --  Consent of Williamson Petroleum Consultants, Inc.

    23.3*  --  Consent of Ryder Scott Company L.P.

    23.4*  --  Consent of Lee Keeling and Associates, Inc.

    23.5** --  Consent of PricewaterhouseCoopers LLP

    23.6*  --  Consent of Lee Keeling and Associates, Inc.

---------------
 * Filed previously.

** Filed herewith.

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

Date: April 3, 2001

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

                     SIGNATURE                                      TITLE                         DATE
---------------------------------------------------  ------------------------------------    --------------

              /s/ AUBREY K. McCLENDON                Chairman of the Board, Chief             April 3, 2001
---------------------------------------------------    Executive Officer and Director
                Aubrey K. McClendon                    (Principal Executive Officer)

                  /s/ TOM L. WARD                    President, Chief Operating Officer       April 3, 2001
---------------------------------------------------    and Director (Principal Executive
                    Tom L. Ward                        Officer)

               /s/ MARCUS C. ROWLAND                 Executive Vice President and Chief       April 3, 2001
---------------------------------------------------    Financial Officer (Principal
                 Marcus C. Rowland                     Financial Officer)

              /s/ MICHAEL A. JOHNSON                 Senior Vice President -- Accounting,     April 3, 2001
---------------------------------------------------    Controller and Chief Accounting
                Michael A. Johnson                     Officer (Principal Accounting
                                                       Officer)

             /s/ EDGAR F. HEIZER, JR.                Director                                 April 3, 2001
---------------------------------------------------
               Edgar F. Heizer, Jr.

                /s/ BREENE M. KERR                   Director                                 April 3, 2001
---------------------------------------------------
                  Breene M. Kerr

                /s/ SHANNON T. SELF                  Director                                 April 3, 2001
---------------------------------------------------
                  Shannon T. Self

            /s/ FREDERICK B. WHITTEMORE              Director                                 April 3, 2001
---------------------------------------------------
              Frederick B. Whittemore

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

    10.2.8+  -- Employment Agreement dated as of July 1, 2000 between
               Michael A. Johnson and Chesapeake Energy Corporation.
               Incorporated herein by reference to Exhibit 10.2.8 to Registrant's quarterly report on Form 10-Q for the quarter ended June 30, 2000.

EXHIBIT
NUMBER                                 DESCRIPTION                           PAGE
-------                                -----------                           ----
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

    23.1** --  Consent of PricewaterhouseCoopers LLP

    23.2*  --  Consent of Williamson Petroleum Consultants, Inc.

    23.3*  --  Consent of Ryder Scott Company L.P.

    23.4*  --  Consent of Lee Keeling and Associates, Inc.

    23.5** --  Consent of PricewaterhouseCoopers LLP

    23.6*  --  Consent of Lee Keeling and Associates, Inc.

---------------
 * Filed previously.

** Filed herewith.

+ Management contract or compensatory plan or arrangement.