Form 10-Q
period 2001-03-31
CHESAPEAKE ENERGY CORP
filed 2001-05-15
CIK 895126

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

                                 YES [X] NO [ ]

         At May 10, 2001, there were 163,988,384 shares of our $.01 par value common stock outstanding.


================================================================================

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

             INDEX TO FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2001


PART I. FINANCIAL INFORMATION
                                                                                                  PAGE
                                                                                                  ----
          Item 1.     Consolidated Financial Statements:

                      Consolidated Balance Sheets at December 31, 2000 and
                      March 31, 2001 (Unaudited)                                                    3

                      Consolidated Statements of Operations for the Three Months Ended
                      March 31, 2000 and 2001 (Unaudited)                                           4

                      Consolidated Statements of Cash Flows for the Three Months Ended
                      March 31, 2000 and 2001 (Unaudited)                                           5

                      Consolidated Statements of Comprehensive Income for the Three Months
                      Ended March 31, 2000 and 2001 (Unaudited)                                     6

                      Notes to Consolidated Financial Statements (Unaudited)                        7

          Item 2.     Management's Discussion and Analysis of Financial Condition and
                      Results of Operations                                                        19

          Item 3.     Quantitative and Qualitative Disclosures About Market Risks                  24


PART II. OTHER INFORMATION

          Item 1.     Legal Proceedings                                                            28

          Item 2.     Changes in Securities and Use of Proceeds                                    28

          Item 3.     Defaults Upon Senior Securities or Dividend Arrearages                       28

          Item 4.     Submission of Matters to a Vote of Security Holders                          28

          Item 5.     Other Information                                                            28

          Item 6.     Exhibits and Reports on Form 8-K                                             28

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                 DECEMBER 31,     MARCH 31,
                                     ASSETS                                         2000             2001
                                                                                 -----------     -----------
                                                                                      ($ IN THOUSANDS)
CURRENT ASSETS:
  Cash and cash equivalents .................................................    $        --     $    21,203
  Restricted cash ...........................................................          3,500              --
  Accounts receivable:
    Oil and natural gas sales ...............................................         50,109          64,164
    Oil and natural gas marketing sales .....................................         46,953          43,664
    Joint interest and other, net of allowances of $1,085,000 and
      $1,071,000, respectively ..............................................         15,998          20,294
    Related parties .........................................................          4,383           6,772
  Deferred income tax asset .................................................         40,819          42,000
  Short-term derivative instruments .........................................             --           3,452
  Inventory .................................................................          3,167           3,614
  Other .....................................................................          1,997           1,857
                                                                                 -----------     -----------
        Total Current Assets ................................................        166,926         207,020
                                                                                 -----------     -----------
PROPERTY AND EQUIPMENT:
  Oil and natural gas properties, at cost based on full-cost accounting:
    Evaluated oil and natural gas properties ................................      2,590,512       3,088,525
    Unevaluated properties ..................................................         25,685          44,752
    Less: accumulated depreciation, depletion and amortization ..............     (1,770,827)     (1,807,316)
                                                                                 -----------     -----------
                                                                                     845,370       1,325,961
  Other property and equipment ..............................................         79,898         100,763
  Less: accumulated depreciation and amortization ...........................        (37,034)        (37,939)
                                                                                 -----------     -----------
        Total Property and Equipment ........................................        888,234       1,388,785
                                                                                 -----------     -----------
OTHER ASSETS:
  Investment in Gothic Energy Corporation ...................................        126,434              --
  Deferred income tax asset .................................................        229,823         186,773
  Long-term derivative instruments ..........................................             --           8,022
  Long-term investments, other ..............................................          2,000          11,892
  Other assets ..............................................................         27,009          15,362
                                                                                 -----------     -----------
        Total Other Assets ..................................................        385,266         222,049
                                                                                 -----------     -----------
TOTAL ASSETS ................................................................    $ 1,440,426     $ 1,817,854
                                                                                 ===========     ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable and current maturities of long-term debt ....................    $       836     $       855
  Accounts payable ..........................................................         62,940          66,570
  Accrued property acquisitions .............................................         22,530          36,400
  Accrued interest ..........................................................         17,537          35,278
  Other accrued liabilities .................................................         21,637          32,805
  Revenues and royalties due others .........................................         35,682          44,976
  Income tax payable ........................................................          1,539           3,600
                                                                                 -----------     -----------
        Total Current Liabilities ...........................................        162,701         220,484
                                                                                 -----------     -----------
LONG-TERM DEBT, NET .........................................................        944,845       1,140,738
                                                                                 -----------     -----------
REVENUES AND ROYALTIES DUE OTHERS ...........................................          7,798          13,227
                                                                                 -----------     -----------
DEFERRED INCOME TAX LIABILITY ...............................................         11,850          13,216
                                                                                 -----------     -----------
CONTINGENCIES (NOTE 2)
STOCKHOLDERS' EQUITY:
  Preferred Stock, $.01 par value, 10,000,000 shares authorized;
    624,037 shares of 7% cumulative convertible stock issued and outstanding at December 31, 2000 and March 31, 2001, entitled
    in liquidation to $31.2 million .........................................         31,202          31,202
  Common Stock, par value of $.01, 250,000,000 shares authorized;
    157,819,171 and 163,944,466 shares issued at December 31, 2000
    and March 31, 2001, respectively ........................................          1,578           1,639
  Paid-in capital ...........................................................        963,584       1,007,656
  Accumulated deficit .......................................................       (659,286)       (590,090)
  Accumulated other comprehensive income (loss) .............................         (3,901)           (236)
  Less: treasury stock, at cost; 4,788,747 and 4,792,529 common
    shares at December 31, 2000 and March 31, 2001, respectively ............        (19,945)        (19,982)
                                                                                 -----------     -----------
        Total Stockholders' Equity ..........................................        313,232         430,189
                                                                                 -----------     -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..................................    $ 1,440,426     $ 1,817,854
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

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                         THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                      -----------------------
                                                                        2000           2001
                                                                      ---------     ---------
                                                                          ($ IN THOUSANDS,
                                                                       EXCEPT PER SHARE DATA)
REVENUES:
 Oil and natural gas sales .......................................    $  87,293     $ 221,219
 Oil and natural gas marketing sales .............................       27,368        56,165
                                                                      ---------     ---------
     Total Revenues ..............................................      114,661       277,384
                                                                      ---------     ---------

OPERATING COSTS:
 Production expenses .............................................       12,545        17,788
 Production taxes ................................................        5,216        14,295
 General and administrative ......................................        3,032         4,001
 Oil and natural gas marketing expenses ..........................       26,544        54,478
 Oil and natural gas depreciation, depletion and amortization ....       24,483        38,173
 Depreciation and amortization of other assets ...................        1,866         1,953
                                                                      ---------     ---------
     Total Operating Costs .......................................       73,686       130,688
                                                                      ---------     ---------

INCOME FROM OPERATIONS ...........................................       40,975       146,696
                                                                      ---------     ---------

OTHER INCOME (EXPENSE):
 Interest and other income .......................................        1,192           569
 Interest expense ................................................      (20,864)      (25,889)
 Gothic standby credit facility costs ............................           --        (3,392)
                                                                      ---------     ---------
     Total Other Income (Expense) ................................      (19,672)      (28,712)
                                                                      ---------     ---------

INCOME BEFORE INCOME TAX .........................................       21,303       117,984
INCOME TAX EXPENSE ...............................................          101        47,696
                                                                      ---------     ---------
NET INCOME .......................................................       21,202        70,288
 Preferred stock dividends .......................................       (4,042)         (546)
 Gain on repurchase of preferred stock ...........................       10,414            --
                                                                      ---------     ---------
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS ......................    $  27,574     $  69,742
                                                                      =========     =========

EARNINGS PER COMMON SHARE:
 Basic ...........................................................    $    0.27     $    0.44
                                                                      =========     =========
 Assuming dilution ...............................................    $    0.15     $    0.41
                                                                      =========     =========

WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT
 SHARES OUTSTANDING (IN THOUSANDS):
 Basic ...........................................................      101,681       157,707
                                                                      =========     =========
 Assuming dilution ...............................................      140,130       170,326
                                                                      =========     =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                        -----------------------
                                                                          2000           2001
                                                                        ---------     ---------
                                                                          ($ IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .......................................................    $  21,202     $  70,288
  Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation, depletion and amortization ........................       25,440        39,116
   Provision for deferred income taxes .............................          101        47,696
   Gothic standby credit facility costs ............................           --         3,392
   Amortization of loan costs ......................................          909         1,010
   Amortization of bond discount ...................................           21            19
   Accretion of note premium .......................................           --          (704)
   (Gain) loss on sale of fixed assets and other ...................         (100)           25
   Other ...........................................................          119            64
                                                                        ---------     ---------
     Cash provided by operating activities before changes in
        current assets and liabilities .............................       47,692       160,906

   Changes in current assets and liabilities .......................       (9,477)       45,443
                                                                        ---------     ---------
     Cash provided by operating activities .........................       38,215       206,349
                                                                        ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Exploration and development of oil and natural gas properties ....      (40,252)     (109,859)
  Acquisitions of oil and natural gas properties ...................       (4,564)      (43,980)
  Divestitures of oil and natural gas properties ...................          985           140
  Other proceeds from sales ........................................          177            35
  Other property and equipment additions ...........................       (1,191)      (13,060)
  Other ............................................................       (2,045)         (443)
                                                                        ---------     ---------
     Cash used in investing activities .............................      (46,890)     (167,167)
                                                                        ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term borrowings ...............................       45,000        93,000
  Payments on long-term borrowings .................................      (48,500)     (103,500)
  Cash payments to redeem debt .....................................           --        (8,255)
  Cash dividends paid on preferred stock ...........................           --          (546)
  Cash received from exercise of stock options .....................          226         2,191
                                                                        ---------     ---------
     Cash used in financing activities .............................       (3,274)      (17,110)
                                                                        ---------     ---------

EFFECT OF CHANGES IN EXCHANGE RATE ON CASH .........................         (478)         (869)
                                                                        ---------     ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...............      (12,427)       21,203
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .....................       38,658            --
                                                                        ---------     ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD ...........................    $  26,231     $  21,203
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

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)


                                                                          THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                         ---------------------
                                                                           2000          2001
                                                                         --------     --------
                                                                           ($ IN THOUSANDS)
Net income ..........................................................    $ 21,202     $ 70,288
Other Comprehensive Income, net of income tax:
   Foreign currency translation adjustments .........................        (478)      (3,219)
   Cumulative effect of accounting change for financial
     derivatives ....................................................          --      (53,580)
   Change in fair value of derivative instruments ...................          --       42,138
   Fair value of derivatives reclassified to earnings ...............          --       18,326
                                                                         --------     --------
Other comprehensive income ..........................................    $ 20,724     $ 73,953
                                                                         ========     ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)


1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Principles of Consolidation - The accompanying unaudited consolidated financial statements of Chesapeake Energy Corporation and Subsidiaries have been prepared in accordance with the instructions to Form 10-Q as prescribed by the Securities and Exchange Commission. All material adjustments (consisting solely of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods have been reflected. The results for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year. This Form 10-Q relates to the three months ended March 31, 2000 and March 31, 2001.

Change in Accounting Method - Effective January 1, 2001, we adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded at fair market value and included in the balance sheet as assets or liabilities. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative and the resulting designation, which is established at the inception of a derivative. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results of the hedged item in the statement of operations. For derivative instruments designated as cash flow hedges, changes in fair value, to the extent the hedge is effective, are recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge effectiveness is measured at least quarterly based on the relative changes in fair value between the derivative contract and the hedged item over time. Any change in fair value resulting from ineffectiveness, as defined by SFAS 133, is recognized immediately in earnings. The net gain or loss recognized in earnings during the Current Quarter representing the amount of the hedges' ineffectiveness was insignificant.

Adoption of SFAS 133 at January 1, 2001 resulted in the recognition of $9.3 million of current derivative assets and $98.6 million in current derivative liabilities. The cumulative effect of the accounting change decreased accumulated other comprehensive income by $53.6 million, net of income taxes, but did not have an effect on our net income or earnings per share amounts.

The estimates of fair values from fixed-price contracts are computed based on the difference between the prices provided by the fixed-price contracts and forward market prices as of the specified date. Forward market prices for natural gas and crude oil are dependent upon supply and demand factors in the forward market and are subject to significant volatility. The fair value estimates are subject to change as forward market prices change.

The estimated fair values of our fixed-price contracts as of March 31, 2001 are provided below. The associated carrying values of these contracts are equal to the estimated fair values for each related period.

                                            MARCH 31,
                                              2001
                                        ----------------
                                        ($ in thousands)
Derivative assets:
  Fixed-price natural gas cap swaps ....    $ 18,808
  Fixed-price crude oil swaps ..........       5,056
Derivative liabilities:
  Fixed-price natural gas swaps ........     (12,390)
                                            --------
  Total ................................    $ 11,474
                                            ========

From time to time, we have utilized and expect to continue to utilize derivative financial instruments with respect to a portion of our oil and gas production to achieve a more predictable cash flow by reducing our exposure to price fluctuations. These transactions generally are swaps and collars and are entered into with major financial institutions

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)


or commodities trading institutions. Derivative financial instruments are intended to reduce our exposure to declines in the market price of natural gas and crude oil.

We expect to transfer approximately $3.5 million (pre-tax) of the balance in accumulated other comprehensive income, based upon the market prices at March 31, 2001, to earnings during the next 12 months when the forecasted transactions actually occur. All forecasted transactions currently being hedged are expected to occur by December 2002.

2. CONTINGENCIES

West Panhandle Field Cessation Cases. One of our subsidiaries, Chesapeake Panhandle Limited Partnership ("CP") (f/k/a MC Panhandle, Inc.), and two subsidiaries of Kinder Morgan, Inc. have been defendants in 13 lawsuits filed between June 1997 and January 1999 by royalty owners seeking the cancellation of oil and gas leases in the West Panhandle Field in Texas. MC Panhandle, Inc., which we acquired in April 1998, has owned the leases since January 1, 1997. The co-defendants are prior lessees. The plaintiffs in these cases have claimed the leases terminated upon the cessation of production for various periods, primarily during the 1960s. In addition, the plaintiffs have sought to recover conversion damages, exemplary damages, attorneys' fees and interest. The defendants have asserted that any cessation of production was excused and have pled affirmative defenses of limitations, waiver, temporary estoppel, laches and title by adverse possession. Four of the 13 cases have been tried, and there have been appellate decisions in three of them. In January 2001, the principal plaintiffs in eight of ten cases tried or pending in the District Court of Moore County, Texas, 69th Judicial District agreed to settle their claims. We do not consider our portion of the settlement material to our financial condition or results of operations.

There are five related West Panhandle cessation cases which continue to be pending, two in the District Court of Moore County, Texas, 69th Judicial District, one in the District Court of Carson County, Texas, 100th Judicial District, and two in the U.S. District Court, Northern District of Texas, Amarillo Division. In one of the Moore County cases, CP and the other defendants have appealed a January 2000 judgment notwithstanding verdict in favor of plaintiffs. In addition to quieting title to the lease (including existing gas wells and all attached equipment) in plaintiffs, the court awarded actual damages against CP in the amount of $716,400 and exemplary damages in the amount of $25,000. The court further awarded, jointly and severally from all defendants, $160,000 in attorneys' fees and interest and court costs. On March 28, 2001, the Amarillo Court of Appeals reversed and rendered the judgment in favor of CP and the other defendants, finding that the subject leases had been revived as a matter of law, making all other issues moot. In the other Moore County, Texas case, in June 1999, the court granted plaintiffs' motion for summary judgment in part, finding that the lease had terminated due to the cessation of production, subject to the defendants' affirmative defenses. In February 2001, the court granted plaintiffs' motion for summary judgment on defendants' affirmative defenses but reversed its ruling that the lease had terminated as a matter of law. In one of the U.S. District Court cases, after a trial in May 1999, the jury found plaintiffs' claims were barred by the payment of shut-in royalties, laches and revivor. Plaintiffs have moved for a new trial. There are motions pending in the remaining two cases, one of which is scheduled for a jury trial in October 2001.

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

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)

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

A reconciliation for the quarters ended March 31, 2000 and 2001 is as follows (in thousands, except per share data):

                                                        INCOME            SHARES     PER SHARE
                                                      (NUMERATOR)      (DENOMINATOR)   AMOUNT
                                                      -----------      ------------- ---------
FOR THE QUARTER ENDED MARCH 31, 2000:
BASIC EPS
Income available to common stockholders .........       $ 27,574         101,681       $0.27
                                                                                       =====

EFFECT OF DILUTIVE SECURITIES
Assumed conversion at the beginning of
  the period of preferred stock
  exchanged during the period:
  Common shares assumed issued ..................             --          32,951
  Preferred stock dividends .....................          4,042              --
  Gain on repurchase of preferred stock .........        (10,414)             --
Employee stock options ..........................             --           5,498
                                                        --------        --------

DILUTED EPS
Income available to common stockholders
   and assumed conversions ......................       $ 21,202         140,130       $0.15
                                                        ========        ========       =====

FOR THE QUARTER ENDED MARCH 31, 2001:
BASIC EPS
Income available to common stockholders .........       $ 69,742         157,707       $0.44
                                                                                       =====

EFFECT OF DILUTIVE SECURITIES
Preferred stock dividends .......................            546              --
Assumed conversion of 624,037 shares of
  preferred stock at the beginning of period ....             --           4,489
Employee stock options ..........................             --           8,130
                                                        --------        --------

DILUTED EPS
Income available to common stockholders
   and assumed conversions ......................       $ 70,288         170,326       $0.41
                                                        ========        ========       =====

For the three months ended March 31, 2000 and 2001, outstanding options to purchase 1.1 million and 0.1 million shares of common stock at a weighted average exercise price of $7.99 and $25.00, respectively, were antidilutive because the exercise prices of the options were greater than the average market price of the common stock.

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)


4. SENIOR NOTES

On March 30, 2001, we entered into an agreement to issue $800 million of 8.125% senior notes due 2011. The transaction closed and we issued the notes on April 6, 2001. During April 2001, we used a portion of the offering proceeds to purchase $140.7 million of our 9.625% senior notes and $3.0 million of the 11.125% senior secured notes of Gothic Production Corporation, a Chesapeake subsidiary. On May 7, 2001, we redeemed $120 million of our 9.125% senior notes, $359.3 million of our 9.625% senior notes and $199.3 million principal amount of Gothic Production Corporation's 11.125% senior secured notes. The purchase and redemption of these notes included payment of aggregate make-whole and redemption premiums of $75.6 million.

On January 16, 2001, we acquired the 11.125% senior secured notes in connection with the Gothic acquisition. See note 5. At March 31, 2001, there was outstanding $202.3 million principal amount of 11.125% senior secured notes due 2005 which had been issued by Gothic Production Corporation and guaranteed by Gothic Energy Corporation. The 11.125% senior secured notes were collateralized by a second priority lien on substantially all of the natural gas and oil properties owned by Gothic Production Corporation. The notes were redeemable at Gothic Production Corporation's option on or after May 1, 2002 at the redemption prices set forth in the indenture or prior to May 1, 2002 at the make-whole prices set forth in the indenture. In April 2001, we purchased $3.0 million of these notes for total consideration of $3.5 million, including $0.1 million in interest and $0.4 million in premium. On May 7, 2001, the remaining $199.3 million was redeemed for total consideration of $222.5 million, including $0.4 million in interest and $22.8 million in redemption premium.

On April 22, 1998, we issued $500 million principal amount of 9.625% senior notes due 2005. The 9.625% senior notes were redeemable at our option at any time on or after May 1, 2002 at the redemption prices set forth in the indenture or at the make-whole prices, as set forth in the indenture, if redeemed prior to May 1, 2002. In April 2001, we purchased $140.7 million of these notes for total consideration of $160.2 million, including a $13.6 million premium and interest of $5.9 million. On May 7, 2001, the remaining $359.3 million was redeemed for total consideration of $393.3 million, including $0.6 million of interest and $33.4 million of redemption premium.

On March 17, 1997, we issued $150 million principal amount of 7.875% senior notes due 2004. The 7.875% senior notes are redeemable at our option at any time prior to March 15, 2004 at the make-whole prices determined in accordance with the indenture.

Also on March 17, 1997, we issued $150 million principal amount of 8.5% senior notes due 2012. The 8.5% senior notes are redeemable at our option at any time prior to March 15, 2004 at the make-whole prices determined in accordance with the indenture and, on or after March 15, 2004, at the redemption prices set forth in the indenture. During the quarter ended March 31, 2001, Chesapeake purchased and subsequently retired $7.5 million of these notes for total consideration of $7.4 million, including accrued interest of $7.5 million.

On April 9, 1996, we issued $120 million principal amount of 9.125% senior notes due 2006. The 9.125% senior notes were redeemable at our option at any time prior to April 15, 2001 at the make-whole prices determined in accordance with the indenture and, on or after April 15, 2001, at the redemption prices set forth in the indenture. On May 7, 2001, we redeemed these notes for total consideration of $126.1 million, including $0.6 million in interest and $5.5 million of redemption premium.

Chesapeake is a holding company and owns no operating assets and has no significant operations independent of its subsidiaries. Our obligations under the 9.625% senior notes, the 7.875% senior notes, the 8.5% senior notes and the 9.125% senior notes have been fully and unconditionally guaranteed, on a joint and several basis, by each of our "Restricted Subsidiaries" (as defined in the respective indentures governing these notes) (collectively, the "guarantor subsidiaries"). Each guarantor subsidiary is a direct or indirect wholly-owned subsidiary.

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)


Set forth below are condensed consolidating financial statements of the guarantor subsidiaries and our subsidiaries which are not guarantors of the senior notes. Chesapeake Energy Marketing, Inc. was a non-guarantor subsidiary for all periods presented. Carmen Acquisition Corp. was also a non-guarantor subsidiary in the current period presented. Upon the acquisition of Gothic Energy Corporation and Gothic Production Corporation on January 16, 2001, these subsidiaries were non-guarantor subsidiaries. As of May 7, 2001, all of the Gothic Production Corporation 11.125% senior secured notes were purchased or redeemed and both subsidiaries became guarantor subsidiaries on May 14, 2001. Based on these events, we have presented Gothic Energy Corporation and Gothic Production Corporation as guarantor subsidiaries for the current period. All of our other wholly-owned subsidiaries were guarantor subsidiaries during all periods presented.

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



                      CONDENSED CONSOLIDATING BALANCE SHEET
                             AS OF DECEMBER 31, 2000
                                ($ IN THOUSANDS)

                                                                          NON-
                                                       GUARANTOR       GUARANTOR
                                                      SUBSIDIARIES     SUBSIDIARY      PARENT      ELIMINATIONS   CONSOLIDATED
                                                      ------------     ----------    -----------   ------------   ------------
                                                                 ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ........................   $   (19,868)   $     7,200    $    12,668    $        --    $        --
  Restricted cash ..................................         3,500             --             --             --          3,500
  Accounts receivable ..............................        91,903         46,903             --        (21,363)       117,443
  Deferred income tax asset ........................            --             --         40,819             --         40,819
  Inventory ........................................         3,040            127             --             --          3,167
  Other ............................................         1,997             --             --             --          1,997
                                                       -----------    -----------    -----------    -----------    -----------
        Total Current Assets .......................        80,572         54,230         53,487        (21,363)       166,926
                                                       -----------    -----------    -----------    -----------    -----------
PROPERTY AND EQUIPMENT:
  Oil and natural gas properties ...................     2,590,512             --             --             --      2,590,512
  Unevaluated leasehold ............................        25,685             --             --             --         25,685
  Other property and equipment .....................        30,670         23,246         25,982             --         79,898
  Less: accumulated depreciation, depletion and
    amortization ...................................    (1,787,314)       (18,153)        (2,394)            --     (1,807,861)
                                                       -----------    -----------    -----------    -----------    -----------
        Net Property and Equipment .................       859,553          5,093         23,588             --        888,234
                                                       -----------    -----------    -----------    -----------    -----------
OTHER ASSETS:
  Investments in subsidiaries and
    intercompany advances ..........................            --             --       (612,832)       612,832             --
  Investment in Gothic Energy Corporation ..........            --          9,732        116,702             --        126,434
  Deferred tax asset ...............................            --             --        229,823             --        229,823
  Other assets .....................................         9,890            418         89,516        (70,815)        29,009
                                                       -----------    -----------    -----------    -----------    -----------
        Total Other Assets .........................         9,890         10,150       (176,791)       542,017        385,266
                                                       -----------    -----------    -----------    -----------    -----------
TOTAL ASSETS .......................................   $   950,015    $    69,473    $   (99,716)   $   520,654    $ 1,440,426
                                                       ===========    ===========    ===========    ===========    ===========

                                             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Notes payable and current maturities of
    long-term debt .................................   $       836    $        --    $        --    $        --    $       836
  Accounts payable and other .......................       118,620         49,613         19,090        (25,458)       161,865
                                                       -----------    -----------    -----------    -----------    -----------
        Total Current Liabilities ..................       119,456         49,613         19,090        (25,458)       162,701
                                                       -----------    -----------    -----------    -----------    -----------
LONG-TERM DEBT .....................................        92,321             --        919,244        (66,720)       944,845
                                                       -----------    -----------    -----------    -----------    -----------
REVENUES AND ROYALTIES DUE OTHERS ..................         7,798             --             --             --          7,798
                                                       -----------    -----------    -----------    -----------    -----------
DEFERRED INCOME TAX LIABILITY ......................        11,850             --             --             --         11,850
                                                       -----------    -----------    -----------    -----------    -----------
INTERCOMPANY PAYABLES ..............................     1,351,144            138     (1,351,282)            --             --
                                                       -----------    -----------    -----------    -----------    -----------
STOCKHOLDERS' EQUITY (DEFICIT):
  Common Stock .....................................            26              1          1,569            (18)         1,578
  Other ............................................      (632,580)        19,721        311,663        612,850        311,654
                                                       -----------    -----------    -----------    -----------    -----------
                                                          (632,554)        19,722        313,232        612,832        313,232
                                                       -----------    -----------    -----------    -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIT) ..........................................   $   950,015    $    69,473    $   (99,716)   $   520,654    $ 1,440,426
                                                       ===========    ===========    ===========    ===========    ===========

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


                      CONDENSED CONSOLIDATING BALANCE SHEET
                              AS OF MARCH 31, 2001
                                ($ IN THOUSANDS)


                                                                        NON-
                                                       GUARANTOR      GUARANTOR
                                                      SUBSIDIARIES   SUBSIDIARIES     PARENT       ELIMINATIONS   CONSOLIDATED
                                                      ------------   ------------   -----------    ------------   ------------
                                                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents .......................   $   (30,140)   $       523    $    50,820    $        --    $    21,203
  Accounts receivable .............................       113,974         43,614          1,776        (24,470)       134,894
  Deferred income tax asset .......................            --             --         42,000             --         42,000
  Short-term derivative instruments ...............         3,452             --             --             --          3,452
  Inventory .......................................         2,860            754             --             --          3,614
  Other ...........................................         1,846             11             --             --          1,857
                                                      -----------    -----------    -----------    -----------    -----------
          Total Current Assets ....................        91,992         44,902         94,596        (24,470)       207,020
                                                      -----------    -----------    -----------    -----------    -----------
PROPERTY AND EQUIPMENT:
  Oil and natural gas properties ..................     3,088,525             --             --             --      3,088,525
  Unevaluated leasehold ...........................        44,752             --             --             --         44,752
  Other property and equipment ....................        48,203         23,153         29,407             --        100,763
  Less: accumulated depreciation,
     depletion and amortization ...................    (1,824,408)       (18,282)        (2,565)            --     (1,845,255)
                                                      -----------    -----------    -----------    -----------    -----------
          Net Property and Equipment ..............     1,357,072          4,871         26,842             --      1,388,785
                                                      -----------    -----------    -----------    -----------    -----------
OTHER ASSETS:
  Investments in subsidiaries and
    intercompany advances .........................            --             --       (363,994)       363,994             --
  Deferred income tax asset .......................        (2,444)            --        189,217             --        186,773
  Long-term derivative instruments ................         8,022             --             --             --          8,022
  Long-term investments, other ....................            --          9,892          2,000             --         11,892
  Other assets ....................................         1,744            399         84,035        (70,816)        15,362
                                                      -----------    -----------    -----------    -----------    -----------
        Total Other Assets ........................         7,322         10,291        (88,742)       293,178        222,049
                                                      -----------    -----------    -----------    -----------    -----------
TOTAL ASSETS ......................................   $ 1,456,386    $    60,064    $    32,696    $   268,708    $ 1,817,854
                                                      ===========    ===========    ===========    ===========    ===========

                                        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Notes payable and current
     maturities of long-term debt .................   $       855    $        --    $        --    $        --    $       855
  Accounts payable and other ......................       180,436         40,031         27,703        (28,541)       219,629
                                                      -----------    -----------    -----------    -----------    -----------
          Total Current Liabilities ...............       181,291         40,031         27,703        (28,541)       220,484
                                                      -----------    -----------    -----------    -----------    -----------
LONG-TERM DEBT ....................................       295,428             --        912,030        (66,720)     1,140,738
                                                      -----------    -----------    -----------    -----------    -----------
REVENUES AND ROYALTIES DUE
  OTHERS ..........................................        13,227             --             --             --         13,227
                                                      -----------    -----------    -----------    -----------    -----------
DEFERRED INCOME TAXES .............................        13,216             --             --             --         13,216
                                                      -----------    -----------    -----------    -----------    -----------
INTERCOMPANY PAYABLES .............................     1,358,598         (1,902)    (1,356,671)           (25)            --
                                                      -----------    -----------    -----------    -----------    -----------
STOCKHOLDERS' EQUITY (DEFICIT):
  Common Stock ....................................            67              1          1,629            (58)         1,639
  Other ...........................................      (405,441)        21,934        448,005        364,052        428,550
                                                      -----------    -----------    -----------    -----------    -----------
                                                         (405,374)        21,935        449,634        363,994        430,189
                                                      -----------    -----------    -----------    -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
  (DEFICIT) .......................................   $ 1,456,386    $    60,064    $    32,696    $   268,708    $ 1,817,854
                                                      ===========    ===========    ===========    ===========    ===========

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                ($ IN THOUSANDS)


                                                     GUARANTOR    NON-GUARANTOR
                                                   SUBSIDIARIES    SUBSIDIARIES      PARENT     ELIMINATIONS   CONSOLIDATED
                                                   ------------   -------------    ---------    ------------   ------------
FOR THE THREE MONTHS ENDED MARCH 31, 2000:
REVENUES:
  Oil and natural gas sales ....................     $  86,946      $     347      $      --      $      --      $  87,293
  Oil and natural gas marketing sales ..........            --         69,125             --        (41,757)        27,368
                                                     ---------      ---------      ---------      ---------      ---------
     Total Revenues ............................        86,946         69,472             --        (41,757)       114,661
                                                     ---------      ---------      ---------      ---------      ---------
OPERATING COSTS:
  Production expenses and taxes ................        17,681             80             --             --         17,761
  General and administrative ...................         2,720            291             21             --          3,032
  Oil and natural gas marketing expenses .......            --         68,301             --        (41,757)        26,544
  Oil and natural gas depreciation,
    depletion and amortization .................        24,383            100             --             --         24,483
  Other depreciation and amortization ..........         1,026             20            820             --          1,866
                                                     ---------      ---------      ---------      ---------      ---------
     Total Operating Costs .....................        45,810         68,792            841        (41,757)        73,686
                                                     ---------      ---------      ---------      ---------      ---------
INCOME (LOSS) FROM OPERATIONS ..................        41,136            680           (841)            --         40,975
                                                     ---------      ---------      ---------      ---------      ---------
OTHER INCOME (LOSS):
  Interest and other income ....................           798            336         20,967        (20,909)         1,192
  Interest expense .............................       (20,955)           (34)       (20,784)        20,909        (20,864)
  Equity in net earnings of subsidiaries .......            --             --         21,860        (21,860)            --
                                                     ---------      ---------      ---------      ---------      ---------
     Total Other Income (Expense) ..............       (20,157)           302         22,043        (21,860)       (19,672)
                                                     ---------      ---------      ---------      ---------      ---------
INCOME (LOSS) BEFORE INCOME TAXES ..............        20,979            982         21,202        (21,860)        21,303
INCOME TAX EXPENSE (BENEFIT) ...................           101             --             --             --            101
                                                     ---------      ---------      ---------      ---------      ---------
NET INCOME (LOSS) ..............................     $  20,878      $     982      $  21,202      $ (21,860)     $  21,202
                                                     =========      =========      =========      =========      =========


FOR THE THREE MONTHS ENDED MARCH 31, 2001:
REVENUES:
  Oil and natural gas sales ....................     $ 221,219      $      --      $      --      $      --      $ 221,219
  Oil and natural gas marketing sales ..........            --        133,913             --        (77,748)        56,165
                                                     ---------      ---------      ---------      ---------      ---------
     Total Revenues ............................       221,219        133,913             --        (77,748)       277,384
                                                     ---------      ---------      ---------      ---------      ---------
OPERATING COSTS:
  Production expenses and taxes ................        32,083             --             --             --         32,083
  General and administrative ...................         3,543            350            108             --          4,001
  Oil and natural gas marketing expenses .......            --        132,226             --        (77,748)        54,478
  Oil and natural gas depreciation,
    depletion and amortization .................        38,173             --             --             --         38,173
  Other depreciation and amortization ..........         1,062             20            871             --          1,953
                                                     ---------      ---------      ---------      ---------      ---------
     Total Operating Costs .....................        74,861        132,596            979        (77,748)       130,688
                                                     ---------      ---------      ---------      ---------      ---------
INCOME (LOSS) FROM OPERATIONS ..................       146,358          1,317           (979)            --        146,696
                                                     ---------      ---------      ---------      ---------      ---------
OTHER INCOME (LOSS):
  Interest and other income ....................           442             75         22,734        (22,682)           569
  Interest expense .............................       (27,814)            (1)       (20,756)        22,682        (25,889)
  Gothic standby credit facility costs .........            --             --         (3,392)            --         (3,392)
  Equity in net earnings of subsidiaries .......            --             --         71,724        (71,724)            --
                                                     ---------      ---------      ---------      ---------      ---------
     Total Other Income (Expense) ..............       (27,372)            74         70,310        (71,724)       (28,712)
                                                     ---------      ---------      ---------      ---------      ---------
INCOME (LOSS) BEFORE INCOME TAXES ..............       118,986          1,391         69,331        (71,724)       117,984
INCOME TAX EXPENSE (BENEFIT) ...................        48,097            556           (957)            --         47,696
                                                     ---------      ---------      ---------      ---------      ---------
NET INCOME (LOSS) ..............................     $  70,889      $     835      $  70,288      $ (71,724)     $  70,288
                                                     =========      =========      =========      =========      =========

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                                ($ IN THOUSANDS)

                                                     GUARANTOR    NON-GUARANTOR
                                                   SUBSIDIARIES    SUBSIDIARIES      PARENT     ELIMINATIONS   CONSOLIDATED
                                                   ------------   -------------    ---------    ------------   ------------
FOR THE THREE MONTHS ENDED MARCH 31, 2000:
CASH FLOWS FROM OPERATING ACTIVITIES ...........     $  29,595      $    (289)     $   8,909      $      --      $  38,215
                                                     ---------      ---------      ---------      ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Oil and natural gas properties, net ..........       (47,546)         3,715             --             --        (43,831)
  Proceeds from sale of assets .................           177             --             --             --            177
  Additions to other property and equipment ....          (753)           (16)          (422)            --         (1,191)
  Other additions ..............................           (35)            --         (2,010)            --         (2,045)
                                                     ---------      ---------      ---------      ---------      ---------
                                                       (48,157)         3,699         (2,432)            --        (46,890)
                                                     ---------      ---------      ---------      ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES ...........        12,159           (788)       (14,645)            --         (3,274)
                                                     ---------      ---------      ---------      ---------      ---------
EFFECT OF CHANGES IN EXCHANGE RATE ON CASH .....          (478)            --             --             --           (478)
                                                     ---------      ---------      ---------      ---------      ---------
NET INCREASE (DECREASE) IN CASH ................        (6,881)         2,622         (8,168)            --        (12,427)
CASH, BEGINNING OF PERIOD ......................        (7,156)        20,409         25,405             --         38,658
                                                     ---------      ---------      ---------      ---------      ---------
CASH, END OF PERIOD ............................     $ (14,037)     $  23,031      $  17,237      $      --      $  26,231
                                                     =========      =========      =========      =========      =========


FOR THE THREE MONTHS ENDED MARCH 31, 2001:
CASH FLOWS FROM OPERATING ACTIVITIES ...........     $ 200,370      $  (1,721)     $   7,700      $      --      $ 206,349
                                                     ---------      ---------      ---------      ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Oil and natural gas properties, net ..........      (153,699)            --             --             --       (153,699)
  Proceeds from sale of assets .................            35             --             --             --             35
  Additions to other property and equipment ....        (8,745)          (890)        (3,425)            --        (13,060)
  Other additions ..............................           170             --           (613)            --           (443)
                                                     ---------      ---------      ---------      ---------      ---------
                                                      (162,239)          (890)        (4,038)            --       (167,167)
                                                     ---------      ---------      ---------      ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES ...........       (47,534)        (4,066)        34,490             --        (17,110)
                                                     ---------      ---------      ---------      ---------      ---------
EFFECT OF CHANGES IN EXCHANGE RATE ON CASH .....          (869)            --             --             --           (869)
                                                     ---------      ---------      ---------      ---------      ---------
NET INCREASE (DECREASE) IN CASH ................       (10,272)        (6,677)        38,152             --         21,203
CASH, BEGINNING OF PERIOD ......................       (19,868)         7,200         12,668             --             --
                                                     ---------      ---------      ---------      ---------      ---------
CASH, END OF PERIOD ............................     $ (30,140)     $     523      $  50,820      $      --      $  21,203
                                                     =========      =========      =========      =========      =========

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


        CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                ($ IN THOUSANDS)


                                                             GUARANTOR    NON-GUARANTOR
                                                            SUBSIDIARIES  SUBSIDIARIES    PARENT    ELIMINATIONS  CONSOLIDATED
                                                            ------------  -------------  --------   ------------  ------------
FOR THE THREE MONTHS ENDED MARCH 31, 2000:
  Net income (loss) .....................................     $ 20,878      $    982     $ 21,202     $(21,860)     $ 21,202
  Other Comprehensive Income, net of income tax:
    Foreign currency translation ........................         (478)           --           --           --          (478)
                                                              --------      --------     --------     --------      --------
  Other comprehensive income (loss) .....................     $ 20,400      $    982     $ 21,202     $(21,860)     $ 20,724
                                                              --------      ========     ========     ========      ========

FOR THE THREE MONTHS ENDED MARCH 31, 2001:
  Net income (loss) .....................................     $ 70,889      $    835     $ 70,288     $(71,724)     $ 70,288
  Other Comprehensive Income, net of income tax:
    Foreign currency translation ........................       (3,219)           --           --           --        (3,219)
    Cumulative effect of accounting change for
      financial derivatives .............................      (53,580)           --           --           --       (53,580)
    Change in fair value of derivative instruments ......       42,138            --           --           --        42,138
    Fair value of derivatives reclassified to earnings...       18,326            --           --           --        18,326
                                                              --------      --------     --------     --------      --------
  Other comprehensive income (loss) .....................     $ 74,554      $    835     $ 70,288     $(71,724)     $ 73,953
                                                              --------      ========     ========     ========      ========

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



5. ACQUISITION OF GOTHIC ENERGY CORPORATION

We completed the acquisition of Gothic Energy Corporation on January 16, 2001 by merging a wholly-owned subsidiary into Gothic. We issued a total of 4.0 million shares in the merger. Gothic shareholders (other than Chesapeake) received
0.1908 of a share of Chesapeake common stock (valued at $7.00 per share which was based on the value of Chesapeake common stock on the day before the merger was announced) for each share of Gothic common stock. In addition, outstanding warrants and options to purchase Gothic common stock were converted to the right to purchase Chesapeake common stock (1.1 million shares as of March 31, 2001 at an average price of $12.28 per share) based on the merger exchange ratio. Prior to the merger, Chesapeake purchased substantially all of Gothic's 14.125% senior secured discount notes for total consideration valued at $80.8 million in cash and Chesapeake common stock. Prior to the merger, we also purchased $31.6 million principal amount of 11.125% senior secured notes due 2005 issued by Gothic's operating subsidiary and guaranteed by Gothic. The consideration for this purchase consisted of cash and Chesapeake common stock valued at $34.8 million. Subsequent to the acquisition, we redeemed all remaining 14.125% senior secured discount notes for total consideration of $243,000. In February 2001, we purchased $1.0 million principal amount of Gothic senior secured notes tendered pursuant to a change-of-control offer at a purchase price of 101%. During April and May 2001, we purchased or redeemed the remaining $202.3 million principal amount of the 11.125% senior secured notes for total consideration of $225.9 million, including premium of $23.1 million and interest of $0.5 million. Subsequently, Gothic Energy Corporation and Gothic Production Corporation became guarantor subsidiaries of Chesapeake's senior notes.

The acquisition of Gothic was accounted for using the purchase method as of January 1, 2001 because we had effective control as of that date, and the results of operations of Gothic have been included since that date.

The following unaudited pro forma information has been prepared assuming Gothic had been acquired as of the beginning of the period presented. The pro forma information is presented for information purposes only and is not necessarily indicative of what would have occurred if the acquisition had been made as of that date. In addition, the pro forma information is not intended to be a projection of future results and does not reflect any efficiencies that may result from the integration of Gothic.

                        Pro Forma Information (Unaudited)
                      (In thousands, except per share data)


                                                  THREE MONTHS ENDED
                                                    MARCH 31, 2000
                                                  ------------------
Revenues ..........................................     $129,476
Income before income taxes ........................     $ 20,075
Net income ........................................     $ 19,312
Earnings per common share -- basic ................     $   0.22
Earnings per common share -- assuming dilution ....     $   0.13


6. SUBSEQUENT EVENTS

$800 Million Senior Notes Issuance

On March 30, 2001, we entered into an agreement to issue $800 million of 8.125% senior notes due 2011. The transaction closed and we issued the notes on April 6, 2001. During April 2001, we used a portion of the offering proceeds to purchase $140.7 million of the 9.625% senior notes and $3.0 million of the 11.125% senior secured notes. On May 7, 2001, we redeemed $120 million of our 9.125% senior notes, $359.3 million of our 9.625% senior notes and $199.3 million principal amount of 11.125% senior secured notes of Gothic Production Corporation, a Chesapeake subsidiary. The purchase and redemption of these notes included payment of aggregate make-whole and redemption premiums of $75.6 million. An extraordinary loss of approximately $44.0 million, net of tax, will be recognized in the second quarter of 2001 related to these purchases and redemptions. The refinancing lowered the interest rate and extended the maturity of approximately 74% of our senior notes. The 8.125% senior notes were not initially registered under the Securities Act of 1933. Pursuant to a registration rights agreement with the initial purchasers, we have agreed to enable the holders of the notes to exchange the notes for publicly registered notes with identical terms.

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



Preferred Stock Redemption

On May 1, 2001, we redeemed all of the outstanding shares of our 7% cumulative convertible preferred stock at a redemption price of $52.45 per share, payable in 5.7 shares of common stock and cash of $2.45. Prior to redemption, the preferred stock was convertible into common stock at a conversion price of $6.95 per share. At March 31, 2001, there were 624,037 shares of preferred stock outstanding. Thereafter and prior to redemption, 622,768 shares of preferred stock were converted into 4,480,171 shares of common stock. On the redemption date, the remaining 1,269 shares of preferred stock were redeemed for 7,239 shares of common stock and cash in the amount of $3,115, including cash in lieu of fractional shares. Whether the shares had been converted or were redeemed, holders of preferred stock on April 3, 2001, the record date for the last regular quarterly dividend on the preferred stock, received the cash dividend paid on May 1, 2001.

Commitment for Revolving Credit Facility

We have received a commitment from Bear, Stearns & Co. Inc. and Union Bank of California, N.A. to establish a $225 million senior secured revolving credit facility for the company. The maturity date for this facility may be extended to the fourth anniversary from closing, which is expected to occur in June 2001. Borrowings under the facility will be collateralized by certain producing oil and gas properties and will bear interest at an initial rate of London Interbank Offered Rate (LIBOR) plus 2.25%. Unused portions of the facility will accrue a commitment fee of 0.50% . On May 2, 2001, we received a temporary increase in our existing credit facility to $150 million, pending the closing of this $225 million committed facility, to fund the repurchase of a portion of our notes redeemed on May 7, 2001.

7. SEGMENT INFORMATION

Chesapeake has two reportable segments under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, consisting of exploration and production, and marketing. The reportable segment information can be derived from note 4 as Chesapeake Energy Marketing, Inc., which is our marketing segment, is the only material non-guarantor subsidiary for all income statement periods presented.

                          PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS -- Three Months Ended March 31, 2001 ("Current Quarter") vs. March 31, 2000 ("Prior Quarter")

General. For the three months ended March 31, 2001, we realized net income of $70.3 million, or $0.41 per diluted common share. This compares to net income of $21.2 million, or $0.15 per diluted common share, in the three months ended March 31, 2000.

Acquisition of Gothic Energy Corporation. We completed the acquisition of Gothic Energy Corporation on January 16, 2001 by a merging a wholly-owned subsidiary into Gothic. We issued 4.0 million shares in the merger along with additional warrants and options in exchange for the outstanding Gothic warrants and options. Prior to the merger, Chesapeake purchased substantially all of Gothic's 14.125% senior secured discount notes for total consideration of $80.8 million in cash and Chesapeake common stock. We also purchased $31.6 million principal amount of 11.125% senior secured notes due 2005 issued by Gothic's operating subsidiary for total consideration of $34.8 million in cash and Chesapeake common stock. Subsequent to the acquisition, we redeemed all remaining 14.125% senior secured discount notes for total consideration of $243,000 and purchased or redeemed the remaining $202.3 million of 11.125% senior secured notes for total consideration of $225.9 million. On May 14, 2001, Gothic Energy Corporation and Gothic Production Corporation became guarantor subsidiaries of Chesapeake's senior notes.

During 2000, we obtained a standby commitment for a $275 million credit facility, consisting of a $175 million term loan and a $100 million revolving credit facility which, if needed, would have replaced our existing revolving credit facility. The term loan was available to provide funds to repurchase any of Gothic Production Corporation's 11.125% senior secured notes tendered following the closing of the Gothic acquisition pursuant to a change-of-control offer to purchase. In February 2001, we purchased $1.0 million of notes tendered for 101% of such amount. We did not use the standby credit facility and the commitment terminated on February 23, 2001. Chesapeake incurred $3.4 million of costs for the standby facility which were recognized in the Current Quarter.

Oil and Natural Gas Sales. During the Current Quarter, oil and natural gas sales increased 153% to $221.2 million from $87.3 million in the Prior Quarter. For the Current Quarter, we produced 40.2 billion cubic feet equivalent, consisting of 0.7 million barrels of oil and 36.0 billion cubic feet of natural gas, compared to 0.9 mmbo and 28.7 bcf, or 33.9 bcfe, in the Prior Quarter. The production increase is primarily the result of the Gothic acquisition. Average oil prices realized were $29.01 per barrel of oil in the Current Quarter compared to $24.58 per bo in the Prior Quarter, an increase of 18%. Average natural gas prices realized were $5.59 per thousand cubic feet in the Current Quarter compared to $2.30 per mcf in the Prior Quarter, an increase of 143%.

For the Current Quarter, we realized an average price of $5.51 per thousand cubic feet equivalent, compared to $2.57 per mcfe in the Prior Quarter. Our hedging activities resulted in decreased oil and natural gas revenues of $30.5 million, or $0.76 per mcfe, in the Current Quarter, compared to decreases in oil and natural gas revenues of $2.2 million, or $0.06 per mcfe, in the Prior Quarter.

The following table shows our production by region for the Prior Quarter and the Current Quarter:

                          FOR THE THREE MONTHS ENDED MARCH 31,
                       -----------------------------------------
                             2000                    2001
                       -----------------      ------------------
OPERATING AREAS        (mmcfe)   PERCENT      (mmcfe)    PERCENT
-----------------      -------   -------      -------    -------
Mid-Continent ....     19,033         56%     26,721          66%
Gulf Coast .......     10,182         30       8,298          21
Canada ...........      2,925          9       2,688           7
Permian Basin ....      1,605          5       1,539           4
Other areas ......        186         --         910           2
                       ------     ------      ------      ------
     Total .......     33,931        100%     40,156         100%
                       ======     ======      ======      ======

Natural gas production represented approximately 90% of our total production volume on an equivalent basis in the Current Quarter, compared to 85% in the Prior Quarter.

Oil and Natural Gas Marketing Sales. We realized $56.2 million in oil and natural gas marketing sales for third parties in the Current Quarter, with corresponding oil and natural gas marketing expenses of $54.5 million, for a margin of $1.7 million. This compares to sales of $27.4 million, expenses of $26.5 million, and a margin of $0.9 million in the Prior Quarter. The increase in marketing sales and cost of sales was due primarily to higher oil and natural gas prices in the Current Quarter as compared to the Prior Quarter.

Production Expenses. Production expenses increased to $17.8 million in the Current Quarter, a $5.3 million increase from the $12.5 million of production expenses incurred in the Prior Quarter. On a unit of production basis, production expenses were $0.44 and $0.37 per mcfe in the Current and Prior Quarters, respectively. The increase in production expenses between periods is due primarily to the additional costs associated with properties acquired since the Prior Quarter, the increase in ad valorem taxes due to higher commodity prices, and the overall increase in costs for goods and services that all oil and gas producers are experiencing.

Production Taxes. Production taxes, which consist primarily of wellhead severance taxes, were $14.3 million and $5.2 million in the Current and Prior Quarters, respectively. On a per unit basis, production taxes were $0.36 per mcfe in the Current Quarter compared to $0.15 per mcfe in the Prior Quarter. The increase in the Current Quarter is due to higher oil and natural gas prices. In general, production taxes are calculated using value-based formulas that produce higher per unit costs when oil and natural gas prices increase.

Oil and Gas Depreciation, Depletion and Amortization. Depreciation, depletion and amortization of oil and natural gas properties for the Current Quarter was $38.2 million, compared to $24.5 million in the Prior Quarter. The DD&A rate per mcfe, which is a function of capitalized costs, future development costs and the related underlying reserves in the periods presented, increased from $0.72 in the Prior Quarter to $0.95 in the Current Quarter. This increase is a result of the Gothic acquisition and escalating drilling and equipment costs in 2001. Chesapeake's DD&A rate in the future will be a function of the results of future acquisition, exploration, development and production results, however, our rate is expected to trend upward in 2001 based on projected higher drilling, completion and acquisition costs throughout the oil and gas industry.

Depreciation and Amortization of Other Assets. Depreciation and amortization of other assets was $2.0 million in the Current Quarter compared to $1.9 million in the Prior Quarter. We anticipate D&A will continue at current levels during the remainder of 2001.

General and Administrative. General and administrative expenses, which are net of capitalized internal costs, were $4.0 million in the Current Quarter compared to $3.0 million in the Prior Quarter. The increase was due primarily to an increase in the number of employees and the general increase in overhead associated with the growth of Chesapeake. We capitalized $1.8 million of internal costs in the Current Quarter directly related to our oil and natural gas exploration and development efforts, compared to $1.9 million in the Prior Quarter. We anticipate that G&A costs during the remainder of 2001 will remain at approximately the same level as the Current Quarter.

Interest and Other Income. Interest and other income for the Current Quarter was $0.6 million compared to $1.2 million in the Prior Quarter.

Interest Expense. Interest expense increased to $25.9 million in the Current Quarter from $20.9 million in the Prior Quarter. The increase in the Current Quarter was due to the interest on Gothic Production's senior secured notes. In addition to the interest expense reported, we capitalized $0.9 million of interest during the Current Quarter compared to $0.7 million capitalized in the Prior Quarter.

Provision for Income Taxes. During the Current Quarter, we recorded income tax expense of $47.7 million on pre-tax income of $118.0 million, compared to income tax expense of $0.1 million on $21.3 million of pre-tax income in the Prior Quarter. The Prior Quarter expense related to our Canadian operations only. The Prior Quarter U.S. tax expense was offset by a valuation allowance which had been established due to uncertainty surrounding our ability to utilize tax net operating loss carryforwards prior to their expiration. Based upon various factors, management determined that a valuation allowance was no longer required as of December 31, 2000 and as a result we recognized income tax expense in the Current Quarter.

RISK MANAGEMENT ACTIVITIES

See Item 3 -- "Quantitative and Qualitative Disclosures About Market Risks."

LIQUIDITY AND CAPITAL RESOURCES

Chesapeake had a working capital deficit of $13.5 million at March 31, 2001 including a cash balance of $21.2 million. We have a $100 million revolving bank credit facility, which matures in July 2002, with a committed borrowing base of $100 million. On May 2, 2001 we received a temporary increase to $150 million, pending the closing of our $225 million committed facility, to fund the repurchase of a portion of our senior notes redeemed on May 7, 2001. As of March 31, 2001, we had borrowed $14.5 million under this facility and had $15.4 million of the facility securing various letters of credit. Borrowings under the facility are secured by certain producing oil and natural gas properties and bear interest at variable rates, which averaged 8.8% per annum as of March 31, 2001. Interest is payable quarterly calculated at .50% to 1.25%, depending on utilization, plus the higher of (a) the Union Bank of California reference rate or (b) the federal funds rate plus .50% per year. We may elect to convert a portion of our borrowings to interest calculated under a LIBOR plus 2.00% to 2.75%, depending on utilization. We are required to pay a commitment fee on the unused portion of the borrowing base equal to 0.375% per annum due quarterly.

We have received a commitment from Bear, Stearns & Co. Inc. and Union Bank of California, N.A. for a $225 million senior secured revolving credit facility. The maturity date for the facility may be extended to the fourth anniversary from closing, which is expected to occur in June 2001. Borrowings under the facility will be collateralized by certain producing oil and gas properties and will bear interest at an initial rate of LIBOR plus 2.25%. Unused portions of the facility will accrue a commitment fee of 0.50%.

At March 31, 2001, our senior notes represented $1.1 billion of our long-term debt. During the Current Quarter, we purchased and subsequently retired $7.3 million of our 8.5% senior notes due 2012 for total consideration of $7.4 million, including accrued interest of $0.2 million.

On March 30, 2001, we entered into an agreement to issue $800 million of 8.125% senior notes due 2011. The transaction closed and we issued the notes on April 6, 2001. During April 2001, we used a portion of the offering proceeds to purchase $140.7 million of our 9.625% senior notes and $3.0 million of the 11.125% senior secured notes of Gothic Production Corporation, a Chesapeake subsidiary. On May 7, 2001, we redeemed $120 million of our 9.125% senior notes, $359.3 million of our 9.625% senior notes and $199.3 million of Gothic Production's 11.125% senior secured notes. The purchase and redemption of these notes included payment of aggregate make-whole and redemption premiums of $75.6 million. An extraordinary loss of approximately $44.0 million, net of tax, will be recognized in the second quarter of 2001 related to these purchases and redemptions. The refinancing lowered the interest rate and extended the maturity of approximately 74% of our senior notes. The 8.125% senior notes were not initially registered under the Securities Act of 1933. Pursuant to a registration rights agreement with the initial purchasers, we have agreed to enable the holders of the notes to exchange the notes for publicly registered notes with identical terms.

Following the note redemptions, our senior notes consist of the following: $800 million principal amount of 8.125% senior notes due 2011, $150 million principal amount of 7.875% senior notes due 2004 and $142.7 million principal amount of 8.5% senior notes due 2012. Debt ratings for the senior notes are B2 by Moody's Investor Service and B+ by Standard & Poor's Ratings Services as of May 1,
2001. Debt ratings for our existing secured bank credit facility is Ba3 by Moody's Investor Service and BB by Standard & Poor's Ratings Services. The pending credit facility has received a rating of BB by Standard & Poor's Ratings Services. There are no scheduled principal payments required on any of the senior notes until March 2004, when $150 million is due.

The 8.125% senior notes are unsecured senior obligations of Chesapeake and rank equally with all of our other unsecured indebtedness. All of our wholly owned subsidiaries except Chesapeake Energy Marketing, Inc. and Carmen Acquisition Corp. guarantee the notes, including Gothic Energy Corporation and Gothic Production Corporation as of May 14, 2001. We may redeem all or some of the notes at any time after April 1, 2006 and prior to such date pursuant to make-whole provisions in the indenture.

The indenture for the 8.125% senior notes contains covenants limiting our ability and our restricted subsidiaries' ability to incur additional indebtedness; pay dividends on our capital stock or redeem, repurchase or retire our capital stock or subordinated indebtedness; make investments and other restricted payments; create restrictions on the payment of dividends or other amounts to us from our restricted subsidiaries; incur liens; engage in transactions with affiliates; sell assets; and consolidate, merge or transfer assets. The debt incurrence covenant does not affect our ability to borrow under or expand our secured commercial bank facility. As of March 31, 2001, we estimate that secured commercial bank indebtedness of approximately $900 million could have been incurred under the indenture. The indenture covenants do not apply to CEMI, an unrestricted subsidiary.

On May 1, 2001, we redeemed all of the outstanding shares of our 7% cumulative convertible preferred stock at a redemption price of $52.45 per share, payable in 5.7 shares of common stock and cash of $2.45. Prior to redemption, the preferred stock was convertible into common stock at a conversion price of $6.95 per share. At March 31, 2001, there were 624,037 shares of preferred stock outstanding. Thereafter and prior to redemption, 622,768 shares of preferred stock were converted into 4,480,171 shares of common stock. On the redemption date, the remaining 1,269 shares of preferred stock were redeemed for 7,239 shares of common stock and cash in the amount of $3,115, including cash in lieu of fractional shares. Whether the shares had been converted or were redeemed, holders of preferred stock on April 3, 2001, the record date for the last regular quarterly dividend on the preferred stock, received the cash dividend paid on May 1, 2001.

We believe we have adequate resources, including cash on hand and budgeted cash flow from operations to fund our capital expenditure budget for exploration and development activities during 2001, which are currently estimated to be approximately $325 million. However, lower oil and gas prices, unfavorable drilling results or other factors could cause us to reduce our drilling program, which is largely discretionary. Based on our current cash flow assumptions, we expect to have an additional $250 to $300 million available for acquisitions, debt repayment and general corporate purposes in 2001.

Our cash provided by operating activities increased 440% to $206.3 million during the Current Quarter compared to $38.2 million during the Prior Quarter. The increase was due primarily to higher oil and natural gas prices realized during the Current Quarter and the acquisition of Gothic Energy Corporation on January 16, 2001.

Cash used in investing activities increased to $167.2 million during the Current Quarter from $46.9 million in the Prior Quarter. During the Current Quarter we expended approximately $95.5 million to initiate drilling on 163 (80.8 net) wells and invested approximately $14.4 million in leasehold acquisitions. This compares to $34.8 million to initiate drilling on 51 (27.7 net) wells and $5.4 million to purchase leasehold in the Prior Quarter. During the Current Quarter, we had acquisitions of oil and natural gas properties of $44.0 million and divestitures of oil and natural gas properties of $0.1 million. This compares to acquisitions of $4.6 million and divestitures of $1.0 million in the Prior Quarter. During the Current Quarter, we had additional investments in drilling equipment and office buildings.

There was $17.1 million of cash used in financing activities in the Current Quarter, compared to $3.3 million in the Prior Quarter. The activity in the Current Quarter reflects the net reduction in borrowings under our commercial bank credit facility of $10.5 million, partially offset by cash received through the exercise of stock options and $8.3 million in cash used to redeem a portion of our senior notes.

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

Although we believe the expectations and forecasts reflected in these and other forward-looking statements are reasonable, we can give no assurance they will prove to have been correct. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Factors that could cause actual results to differ materially from expected results are described under "Risk Factors" in our Form 10-K, as amended, for the year ended December 31, 2000 and include:

     o    the volatility of oil and gas prices,

     o    our substantial indebtedness,

     o    our commodity price risk management activities,

     o    our ability to replace reserves,

     o    the availability of capital,

     o uncertainties inherent in estimating quantities of oil and gas reserves,

     o projecting future rates of production and the timing of development expenditures,

     o uncertainties in evaluating oil and gas reserves of acquired properties and associated potential liabilities,

     o    drilling and operating risks,

     o our ability to generate future taxable income sufficient to utilize our NOLs before expiration,

     o future ownership changes which could result in additional limitations to our NOLs,

     o    adverse effects of governmental and environmental regulation,

     o    losses possible from pending or future litigation,

     o    the strength and financial resources of our competitors, and

     o    the loss of officers or key employees

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

COMMODITY PRICE RISK

Chesapeake's results of operations are highly dependent upon the prices received for oil and natural gas production.

HEDGING ACTIVITIES

Periodically Chesapeake utilizes hedging strategies to hedge the price of a portion of its future oil and natural gas production. These strategies include:

     o swap arrangements that establish an index-related price above which we pay the counterparty and below which we are paid by the counterparty (counterparty payments in some contracts are subject to a cap),

     o the purchase of index-related puts that provide for a "floor" price below which the counterparty pays us the amount by which the price of the commodity is below the contracted floor,

     o the sale of index-related calls that provide for a "ceiling" price above which we pay the counterparty the amount by which the price of the commodity is above the contracted ceiling,

     o basis protection swaps, which are arrangements that guarantee the price differential of oil or natural gas from a specified delivery point or points, and

     o collar arrangements that establish an index-related price below which the counterparty pays us and a separate index-related price above which we pay the counterparty.

Commodity markets are volatile, and as a result, our hedging activity is dynamic. As market conditions warrant, we may elect to settle a hedging transaction prior to its scheduled maturity date.

Results from commodity hedging transactions are reflected in oil and natural gas sales to the extent related to our oil and natural gas production. We only enter into commodity hedging transactions related to our oil and natural gas production volumes or physical purchase or sale commitments of our marketing subsidiary. Gains or losses on crude oil and natural gas hedging transactions are recognized as price adjustments in the months of related production.

See Note 1 to our Consolidated Financial Statements for a discussion of activities involving derivative financial instruments during the first quarter 2001.

As of March 31, 2001, we had the following open natural gas swap arrangements designed to hedge a portion of our domestic gas production for periods after March 2001:

                                     NYMEX-INDEX
                          VOLUME     STRIKE PRICE
     MONTHS              (mmbtu)     (per mmbtu)
-------------------     ---------    -----------
April 2001 ........     5,400,000       $4.84
May 2001 ..........     6,200,000        4.73
June 2001 .........     4,800,000        4.75
July 2001 .........     4,960,000        4.75
August 2001 .......     4,960,000        4.74
September 2001 ....     4,800,000        4.72
October 2001 ......     1,860,000        5.20

Subsequent to March 31, 2001, we settled the natural gas swaps for April and May 2001. Losses of $3.3 million and $1.5 million will be recognized as price adjustments in April and May 2001, respectively.

As of March 31, 2001, we had the following open natural gas collar transactions designed to hedge a portion of our domestic gas production for periods after March 2001:

                                          NYMEX         NYMEX
                                         DEFINED       DEFINED
                         VOLUME            LOW          HIGH
     MONTHS              (mmbtu)      STRIKE PRICE  STRIKE PRICE
-------------------     ---------     ------------  ------------
April 2001 ........     1,800,000        $ 4.00        $ 6.08
May 2001 ..........     1,860,000          4.00          6.08
June 2001 .........     2,400,000          4.25          6.26
July 2001 .........     2,480,000          4.25          6.26
August 2001 .......     2,480,000          4.25          6.26
September 2001 ....     2,400,000          4.25          6.26
October 2001 ......     1,860,000          4.00          6.08
November 2001 .....     1,800,000          4.00          6.08
December 2001 .....     1,860,000          4.00          6.08
January 2002 ......       620,000          4.00          5.75
February 2002 .....       560,000          4.00          5.75
March 2002 ........       620,000          4.00          5.75
April 2002 ........     1,200,000          4.00          5.38
May 2002 ..........     1,240,000          4.00          5.38
June 2002 .........     1,200,000          4.00          5.38
July 2002 .........     1,240,000          4.00          5.38
August 2002 .......     1,240,000          4.00          5.38
September 2002 ....     1,200,000          4.00          5.38
October 2002 ......     1,240,000          4.00          5.38
November 2002 .....       600,000          4.00          5.75
December 2002 .....       620,000          4.00          5.75

Subsequent to March 31, 2001, we settled the natural gas collars for April and May 2001 for no gain or loss.

As of March 31, 2001, we had the following open natural gas cap-swap arrangements designed to hedge a portion of our domestic natural gas production for periods after March 2001. These transactions require that we pay the counterparty if the NYMEX price exceeds an average NYMEX-defined strike price. If the NYMEX price is less than the strike price, the counterparty pays us. However, the counterparty's payment is capped.

                                          NYMEX        CAPPED
                                          INDEX          LOW
                         VOLUME       STRIKE PRICE  STRIKE PRICE
       MONTHS            (mmbtu)      (per mmbtu)   (per mmbtu)
-------------------     ---------     -----------   -----------
May 2001 ..........     1,860,000        $ 5.76        $ 4.59
June 2001 .........     1,800,000          5.81          4.64
July 2001 .........     1,860,000          5.85          4.68
August 2001 .......     1,860,000          5.87          4.70
September 2001 ....     1,800,000          5.83          4.66
October 2001 ......     1,860,000          5.83          4.66
November 2001 .....     2,400,000          6.00          4.78
December 2001 .....     2,480,000          6.10          4.88
January 2002 ......     2,790,000          6.03          4.81
February 2002 .....     2,520,000          5.82          4.60
March 2002 ........     2,790,000          5.48          4.26
April 2002 ........     5,700,000          4.85          3.85
May 2002 ..........     5,890,000          4.81          3.81
June 2002 .........     5,700,000          4.80          3.80
July 2002 .........     5,890,000          4.81          3.81
August 2002 .......     5,890,000          4.81          3.81
September 2002 ....     5,700,000          4.81          3.81
October 2002 ......     5,890,000          4.80          3.80
November 2002 .....     2,100,000          4.97          3.97
December 2002 .....     2,170,000          5.06          4.06

Subsequent to March 31, 2001, we settled the May 2001 natural gas cap-swaps for a gain of $1.5 million.

During the quarter ended March 31, 2001, we settled the basis protection swaps for the periods of January, February and March 2001 for a net loss of $0.2 million. As of March 31, 2001, we had no open basis protection swaps; however, we may enter into basis protection swaps in the future.

As of March 31, 2001, we had the following open crude oil swap arrangements designed to hedge a portion of our domestic crude oil production for periods after March 2001:

                                  NYMEX-INDEX
                         VOLUME   STRIKE PRICE
    MONTHS               (bbls)     (per bbl)
-------------------     -------   ------------
April 2001 ........     160,000     $ 29.80
May 2001 ..........     165,000       29.75
June 2001 .........     160,000       29.71
July 2001 .........     165,000       29.68
August 2001 .......     165,000       29.65
September 2001 ....     160,000       29.62
October 2001 ......     165,000       29.59
November 2001 .....     160,000       29.56
December 2001 .....     165,000       29.54

Subsequent to March 31, 2001, we settled the crude oil swap for April 2001 for a gain of $0.3 million which will be recognized as a price adjustment in April 2001.

Subsequent to March 31, 2001, we entered into the following natural gas swap arrangements designed to hedge a portion of our domestic gas production for periods after March 2001:


                                       NYMEX-INDEX
                         VOLUME       STRIKE PRICE
      MONTHS             (mmbtu)       (per mmbtu)
-------------------     ---------     ------------
June 2001 .........     2,400,000        $ 5.03
July 2001 .........     2,480,000          5.08
August 2001 .......     2,480,000          5.14
September 2001 ....     2,400,000          5.15
October 2001 ......     2,480,000          5.17
November 2001 .....     2,400,000          5.32

Subsequent to March 31, 2001, we entered into the following natural gas cap-swaps designed to hedge a portion of our domestic natural gas production for periods after March 2001. These transactions require that we pay the counterparty if the NYMEX price exceeds an average NYMEX-defined strike price. If the NYMEX price is less than the strike price, the counterparty pays us. However, the counterparty's payment is capped.


                                          NYMEX        CAPPED
                                          INDEX          LOW
                         VOLUME       STRIKE PRICE  STRIKE PRICE
       MONTHS            (mmbtu)      (per mmbtu)   (per mmbtu)
-------------------     ---------     -----------   -----------
October 2001 ......       620,000        $ 5.99        $ 4.49
November 2001 .....     1,800,000          5.77          4.27
December 2001 .....     1,860,000          5.88          4.38
January 2002 ......     1,860,000          5.91          4.41
February 2002 .....     1,680,000          5.72          4.22
March 2002 ........     1,860,000          5.37          3.87


Subsequent to March 31, 2001, we entered into crude oil cap-swaps designed to hedge 2,000 bbls per day for calendar year 2002. This transaction requires that we pay the counterparty if the NYMEX price exceeds an average strike price of $25.15 per bbl for each of the related months of production. If the NYMEX price is less than the strike price, the counterparty pays us. However, the counterparty's payment is capped at the strike price less $5.00 per bbl.

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

INTEREST RATE RISK

The table below presents principal cash flows and related weighted average interest rates by expected maturity dates. The fair value of the long-term debt has been estimated based on quoted market prices. See "Liquidity and Capital Resources" in Item 2 above for a description of our debt refinancing subsequent to March 31, 2001.

                                                                         MARCH 31, 2001
                                           -----------------------------------------------------------------------------------
                                                                        YEARS OF MATURITY
                                           -----------------------------------------------------------------------------------
                                            2001      2002      2003      2004       2005   THEREAFTER    TOTAL     FAIR VALUE
                                           ------    ------    ------    ------    ------   ----------   --------   ----------
                                                                        ($ IN MILLIONS)
LIABILITIES:
  Long-term debt, including current
    portion -- fixed rate ..............   $  0.9    $  0.4    $   --    $142.7    $702.3     $270.0      $1,116.3   $1,135.8
  Average interest rate ................      9.1%      9.1%       --       7.9%     10.1%       8.8%          9.5%        --

  Long-term debt -- variable rate ......   $   --    $ 14.5    $   --    $   --    $   --     $   --      $   14.5    $  14.5

  Average interest rate ................       --       9.3%       --        --        --         --           9.3%        --

Changes in interest rates affect the amount of interest we earn on our cash, cash equivalents and short-term investments and the interest rate we pay on borrowings under our credit facility. We are not presently using any interest rate derivative instruments to manage exposure to interest rate changes. All of our other long-term indebtedness is fixed rate and therefore does not expose us to the risk of earnings or cash flow loss due to changes in market interest rates.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject to ordinary routine litigation incidental to our business. In addition, Chesapeake is a defendant in other pending actions which are described in Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2000.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

In two purchase transactions which closed on March 30, 2001, we issued 1,117,216 shares of our common stock in exchange for 1,349,500 shares of common stock of RAM Energy, Inc., representing 49.5% of its outstanding equity securities, held by two of its shareholders. Our shares were valued at $8.854 per share, or $9.9 million in total. We also received an option granted by one of the shareholders to purchase an additional 1.0% of RAM Energy's outstanding equity securities. The option is exercisable for a year beginning in February 2002 for an aggregate exercise price of $202,000 in cash. Both shareholders represented that they are accredited investors as defined in Regulation D under the Securities Act of 1933 and are sophisticated investors. The shares we issued were not registered under the Securities Act of 1933 in reliance on the exemption from registration provided by Section 4(2) of the Act. We granted registration rights with respect to the shares issued and have agreed to cover any shortfall if the holders sell the shares at a price that is less than $8.854 per share during the 90-day period following the effective date of the registration statement covering the shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES OR DIVIDEND ARREARAGES

-- Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

-- Not applicable

ITEM 5. OTHER INFORMATION

-- Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K [UPDATE]

(a)      Exhibits

                The following exhibits are filed as a part of this report:

          Exhibit No.

             4.1.1 Fifth Supplemental Indenture, dated November 19, 1999, to Indenture dated as of March 15, 1997 among the Registrant, as issuer, its subsidiaries signatory thereto, as Subsidiary Guarantors, and United States Trust Company of New York, as Trustee, with respect to 7-7/8% Senior Notes due 2004.

             4.2.1 Fifth Supplemental Indenture, dated November 19, 1999, to Indenture dated as of March 15, 1997 among the Registrant, as issuer, its subsidiaries signatory thereto, as Subsidiary Guarantors, and United States Trust Company of New York, as Trustee, with respect to 8-1/2% Senior Notes due 2012.

               4.6 Indenture dated as of April 6, 2001 among the Registrant, as issuer, its subsidiaries signatory thereto, as Subsidiary Guarantors, and United States Trust Company of New York, as Trustee, with respect to 8.125% Senior Notes due 2011. First Supplemental Indenture dated May 14, 2001.

(b)      Reports on Form 8-K

                  During the quarter ended March 31, 2001, we filed the following Current Reports on Form 8-K:

On January 17, 2001, we filed a current report on Form 8-K reporting under Item 5 that we had issued a press release announcing completion of the acquisition of Gothic Energy Corporation on January 16, 2001.

On January 24, 2001, we filed a current report on Form 8-K under Item 9 reporting the posting on our web site of operating assumptions being used in our projections for the first quarter and full year 2001.

On January 31, 2001, we filed an amended current report on Form 8-K reporting under Item 2 the completion of the merger of our acquisition subsidiary into Gothic Energy Corporation on January 16, 2001 and providing Gothic's financial statements and pro forma financial information under Item 7.

On February 6, 2001, we filed a current report on Form 8-K reporting under Item 5 that we had issued a press release announcing our 2000 earnings.

On February 6, 2001, we filed a current report on Form 8-K under Item 9 reporting the posting on our web site of operating assumptions being used in our projections for the first quarter and full year 2001.

On February 13, 2001, we filed a current report on Form 8-K reporting under Item 5 that we had issued a press release announcing proved reserves, finding costs for 2000 and further exploratory success from the Georgetown formation.

On February 21, 2001, we filed a current report on Form 8-K reporting under Item 5 that we had issued a press release announcing record results for fourth quarter and full year 2000.

On March 27, 2001, we filed a current report on Form 8-K reporting under Item 5 that we had issued a press release announcing a preferred stock cash dividend and redemption of our preferred shares.

On March 29, 2001, we filed a current report on Form 8-K reporting under Item 5 that we had issued a press release announcing a proposed $800 million senior notes offering to replace existing senior notes.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                CHESAPEAKE ENERGY CORPORATION
                                                     (Registrant)


                                            By:   /s/ Aubrey K. McClendon
                                                ------------------------------
                                                Aubrey K. McClendon
                                                Chairman and
                                                Chief Executive Officer


     May 15, 2001                           By:   /s/ Marcus C. Rowland
---------------------------                     -----------------------------
          Date                                  Marcus C. Rowland
                                                Executive Vice President and
                                                Chief Financial Officer

                                 EXHIBIT INDEX


EXHIBIT
NUMBER   DESCRIPTION
------   -----------
4.1.1    Fifth Supplemental Indenture, dated November 19, 1999, to Indenture dated as of March 15, 1997 among the Registrant, as issuer, its subsidiaries signatory thereto, as Subsidiary Guarantors, and United
         States Trust Company of New York, as Trustee, with respect to 7-7/8%
         Senior Notes due 2004.

4.2.1 Fifth Supplemental Indenture, dated November 19, 1999, to Indenture dated as of March 15, 1997 among the Registrant, as issuer, its subsidiaries signatory thereto, as Subsidiary Guarantors, and United
         States Trust Company of New York, as Trustee, with respect to 8-1/2%
         Senior Notes due 2012.

4.6 Indenture dated as of April 6, 2001 among the Registrant, as issuer, its subsidiaries signatory thereto, as Subsidiary Guarantors, and United States Trust Company of New York, as Trustee, with respect to
         8.125% Senior Notes due 2011. First Supplemental Indenture dated May
         14, 2001.