Form 10-Q
period 2001-06-30
CHESAPEAKE ENERGY CORP
filed 2001-08-14
CIK 895126

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

                                 YES [X] NO [ ]

    At August 10, 2001, there were 164,430,645 shares of our $.01 par value common stock outstanding.

--------------------------------------------------------------------------------

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

             INDEX TO FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2001



PART I. FINANCIAL INFORMATION
                                                                                                  PAGE
                                                                                                  ----
          Item 1.     Consolidated Financial Statements:

                      Consolidated Balance Sheets at December 31, 2000 and
                      June 30, 2001 (Unaudited)                                                     3

                      Consolidated Statements of Operations for the Three Months and
                      Six Months Ended June 30, 2000 and 2001 (Unaudited)                           4

                      Consolidated Statements of Cash Flows for the Six Months Ended
                      June 30, 2000 and 2001 (Unaudited)                                            5

                      Consolidated Statements of Comprehensive Income
                      for the Three Months and Six Months Ended                                     6
                      June 30, 2000 and 2001 (Unaudited)

                      Notes to Consolidated Financial Statements (Unaudited)                        7

          Item 2.     Management's Discussion and Analysis of Financial Condition and
                      Results of Operations                                                        22

          Item 3.     Quantitative and Qualitative Disclosures About Market Risks                  30


PART II. OTHER INFORMATION

          Item 1.     Legal Proceedings                                                            34

          Item 2.     Changes in Securities and Use of Proceeds                                    34

          Item 3.     Defaults Upon Senior Securities                                              34

          Item 4.     Submission of Matters to a Vote of Security Holders                          34

          Item 5.     Other Information                                                            34

          Item 6.     Exhibits and Reports on Form 8-K                                             35

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                          DECEMBER 31,    JUNE 30,
                                                     ASSETS                                  2000           2001
                                                                                          -----------   -----------
                                                                                              ($ IN THOUSANDS)
CURRENT ASSETS:
  Cash and cash equivalents..........................................................     $        --   $        --
  Restricted cash....................................................................           3,500            --
  Accounts receivable:
    Oil and gas sales................................................................          50,109        31,431
    Oil and gas marketing sales......................................................          46,953        37,463
    Joint interest and other, net of allowances of $1,085,000 and $1,083,000,
      respectively...................................................................          15,998        25,908
    Related parties..................................................................           4,383         8,684
  Deferred income tax asset..........................................................          40,819            --
  Short-term derivative instruments..................................................              --       128,128
  Inventory..........................................................................           3,167         3,736
  Other..............................................................................           1,997         1,437
                                                                                          -----------   -----------
        Total Current Assets.........................................................         166,926       236,787
                                                                                          -----------   -----------
PROPERTY AND EQUIPMENT:
  Oil and gas properties, at cost based on full-cost accounting:
    Evaluated oil and gas properties.................................................       2,590,512     3,212,049
    Unevaluated properties...........................................................          25,685        66,022
    Less: accumulated depreciation, depletion and amortization.......................      (1,770,827)   (1,848,594)
                                                                                          -----------   -----------
                                                                                              845,370     1,429,477
  Other property and equipment.......................................................          79,898       108,543
  Less: accumulated depreciation and amortization....................................         (37,034)      (39,248)
                                                                                          -----------   -----------
        Total Property and Equipment.................................................         888,234     1,498,772
                                                                                          -----------   -----------
OTHER ASSETS:
  Investment in Gothic Energy Corporation............................................         126,434            --
  Deferred income tax asset..........................................................         229,823       158,376
  Long-term derivative instruments...................................................              --        30,509
  Long-term investments, other.......................................................           2,000        12,223
  Other assets.......................................................................          27,009        16,767
                                                                                          -----------   -----------
        Total Other Assets...........................................................         385,266       217,875
                                                                                          -----------   -----------
TOTAL ASSETS.........................................................................     $ 1,440,426   $ 1,953,434
                                                                                          ===========   ===========

                                            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable and current maturities of long-term debt.............................     $       836   $       875
  Accounts payable...................................................................          62,940        81,510
  Accrued property acquisitions......................................................          22,530            --
  Accrued interest...................................................................          17,537        22,250
  Other accrued liabilities..........................................................          21,637        27,608
  Revenues and royalties due others..................................................          35,682        24,155
  Income tax payable.................................................................           1,539         3,343
                                                                                          -----------   -----------
        Total Current Liabilities....................................................         162,701       159,741
                                                                                          -----------   -----------
LONG-TERM DEBT, NET..................................................................         944,845     1,239,218
                                                                                          -----------   -----------
REVENUES AND ROYALTIES DUE OTHERS....................................................           7,798        10,519
                                                                                          -----------   -----------
DEFERRED INCOME TAX LIABILITY........................................................          11,850        15,189
                                                                                          -----------   -----------
OTHER LIABILITIES....................................................................              --         3,321
                                                                                          -----------   -----------
CONTINGENCIES (NOTE 3)
STOCKHOLDERS' EQUITY:
  Preferred Stock, $.01 par value, 10,000,000 shares authorized; 624,037 and 0 shares of 7% cumulative convertible stock issued and outstanding at December 31,
    2000 and June 30, 2001, entitled in liquidation to $31.2 million and
    $0.0 million, respectively.......................................................          31,202            --
  Common Stock, par value of $.01, 350,000,000 shares authorized; 157,819,171 and
    169,218,107 shares issued at December 31, 2000 and June 30, 2001, respectively...           1,578         1,692
  Paid-in capital....................................................................         963,584     1,047,963
  Accumulated deficit................................................................        (659,286)     (556,926)
  Accumulated other comprehensive income (loss)......................................          (3,901)       52,699
  Less: treasury stock, at cost; 4,788,747 and 4,792,529 common shares at
    December 31, 2000 and June 30, 2001, respectively................................         (19,945)      (19,982)
                                                                                          -----------   -----------
        Total Stockholders' Equity...................................................         313,232       525,446
                                                                                          -----------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...........................................     $ 1,440,426   $ 1,953,434
                                                                                          ===========   ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                      THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                           JUNE 30,                JUNE 30,
                                                                   ----------------------  ----------------------
                                                                       2000        2001        2000         2001
                                                                   ----------  ----------  ----------   ---------
                                                                        ($ IN THOUSANDS, EXCEPT PER SHARE DATA)
REVENUES:
 Oil and gas sales................................................  $100,221    $175,225   $ 187,514    $ 396,444
 Risk management income...........................................        --      62,455          --       62,455
 Oil and gas marketing sales......................................    34,242      38,001      61,610       94,166
                                                                    --------   ---------   ---------    ---------
     Total Revenues...............................................   134,463     275,681     249,124      553,065
                                                                    --------   ---------   ---------    ---------

OPERATING COSTS:
 Production expenses..............................................    12,581      18,842      25,126       36,630
 Production taxes.................................................     5,717       9,991      10,933       24,286
 General and administrative.......................................     3,188       2,873       6,220        6,874
 Oil and gas marketing expenses...................................    33,122      36,913      59,666       91,391
 Oil and gas depreciation, depletion and amortization.............    24,877      39,910      49,360       78,083
 Depreciation and amortization of other assets....................     1,836       1,837       3,702        3,790
                                                                    --------   ---------   ---------    ---------
     Total Operating Costs........................................    81,321     110,366     155,007      241,054
                                                                    --------   ---------   ---------    ---------
INCOME FROM OPERATIONS............................................    53,142     165,315      94,117      312,011
                                                                    --------   ---------   ---------    ---------

OTHER INCOME (EXPENSE):
 Interest and other income........................................     1,667         683       2,859        1,252
 Interest expense.................................................   (21,813)    (22,984)    (42,677)     (48,873)
 Gothic standby credit facility costs.............................        --          --          --       (3,392)
                                                                    --------   ---------   ---------    ---------
     Total Other Income (Expense).................................   (20,146)    (22,301)    (39,818)     (51,013)
                                                                    --------   ---------   ---------    ---------

INCOME BEFORE INCOME TAX AND EXTRAORDINARY ITEM...................    32,996     143,014      54,299      260,998
INCOME TAX EXPENSE................................................     1,362      57,529       1,463      105,225
                                                                    --------   ---------     -------    ---------
NET INCOME BEFORE EXTRAORDINARY ITEM..............................    31,634      85,485      52,836      155,773
EXTRAORDINARY ITEM:
 Loss on early extinguishment of debt, net of applicable
   income tax ....................................................        --     (46,000)         --      (46,000)
                                                                    --------   ---------     -------    ---------
NET INCOME........................................................    31,634      39,485      52,836      109,773

 Preferred stock dividends........................................    (2,907)       (182)     (6,949)        (728)
 Gain on repurchase of preferred stock............................     1,481          --      11,895           --
                                                                    --------   ---------   ---------    ---------
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS.......................  $ 30,208   $  39,303   $  57,782    $ 109,045
                                                                    ========   =========   =========    =========


EARNINGS PER COMMON SHARE -- BASIC:
 Income before extraordinary item.................................  $   0.26   $    0.52   $    0.53    $    0.97
 Extraordinary item...............................................        --       (0.28)         --        (0.29)
                                                                    --------   ---------   ---------    ---------
 Net income.......................................................  $   0.26   $    0.24   $    0.53    $    0.68
                                                                    ========   =========   =========    =========

EARNINGS PER COMMON SHARE -- ASSUMING DILUTION:
 Income before extraordinary item.................................  $   0.22   $    0.50   $    0.36    $    0.91
 Extraordinary item...............................................        --       (0.27)         --        (0.27)
                                                                    --------   ---------   ---------    ---------
 Net income.......................................................  $   0.22   $    0.23   $    0.36    $    0.64
                                                                    ========   =========   =========    =========


WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT
 SHARES OUTSTANDING (IN THOUSANDS):
 Basic............................................................   116,466     162,588     108,196      160,161
                                                                    ========   =========   =========    =========
 Assuming dilution................................................   146,113     171,321     146,285      170,835
                                                                    ========   =========   =========    =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                          SIX MONTHS ENDED
                                                                              JUNE 30,
                                                                      ------------------------
                                                                         2000           2001
                                                                      ---------      ---------
                                                                          ($ IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ....................................................     $  52,836      $ 109,773
  Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation, depletion and amortization .....................        51,258         80,088
   Risk management income .......................................            --        (62,455)
   Extraordinary loss on early extinguishment of debt ...........            --         46,000
   Income taxes .................................................         1,463        105,225
   Write-off of credit facility cost ............................            --          3,392
   Amortization of loan costs ...................................         1,804          1,785
   Amortization of bond discount ................................            42            349
   Accretion of Gothic note premium .............................            --           (750)
   (Gain) loss on sale of fixed assets and other ................            (1)            29
   Equity in losses (earnings) of equity investees ..............           131            260
   Bad debt expense .............................................           256             --
   Other ........................................................           (36)            85
                                                                      ---------      ---------
     Cash provided by operating activities before changes in
        current assets and liabilities ..........................       107,753        283,781
   Changes in current assets and liabilities ....................       (23,883)        13,221
                                                                      ---------      ---------
     Cash provided by operating activities ......................        83,870        297,002
                                                                      ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Exploration and development of oil and gas properties .........       (78,947)      (206,054)
  Purchases of oil and gas properties ...........................       (24,981)       (75,446)
  Sales of oil and gas properties ...............................         1,368            174
  Sales of non-oil and gas assets ...............................           835            159
  Additions to buildings and other fixed assets .................        (3,390)        (8,834)
  Additions to drilling rig equipment ...........................            --        (11,930)
  Long-term investments .........................................        (2,000)          (591)
  Investment in Gothic senior discount notes ....................       (22,352)            --
  Additions to other assets .....................................          (967)       (12,214)
  Other .........................................................          (135)           480
                                                                      ---------      ---------
     Cash used in investing activities ..........................      (130,569)      (314,256)
                                                                      ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term borrowings ............................       113,000        273,000
  Payments on long-term borrowings ..............................       (93,500)      (138,000)
  Cash received from issuance of senior notes ...................            --        786,664
  Cash paid to purchase senior notes ............................            --       (830,382)
  Cash paid for redemption premium on senior notes ..............            --        (75,639)
  Cash received from exercise of stock options ..................           764          2,782
  Cash paid for preferred stock dividend ........................            --         (1,092)
  Other .........................................................            --            (11)
                                                                      ---------      ---------
     Cash provided by financing activities ......................        20,264         17,322
                                                                      ---------      ---------

EFFECT OF CHANGES IN EXCHANGE RATE ON CASH ......................          (204)           (68)
                                                                      ---------      ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS .......................       (26,639)            --
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ..................        38,658             --
                                                                      ---------      ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD ........................     $  12,019      $      --
                                                                      =========      =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)


                                                                    THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                         JUNE 30,                      JUNE 30,
                                                                 ------------------------      ------------------------
                                                                    2000           2001           2000           2001
                                                                 ---------      ---------      ---------      ---------
                                                                                    ($ IN THOUSANDS)
Net income .................................................     $  31,634      $  39,485      $  52,836      $ 109,773
Other comprehensive income (loss), net of income tax:
  Foreign currency translation adjustments .................        (2,475)         2,494         (2,953)          (725)
  Cumulative effect of accounting change for financial
    derivatives ............................................            --             --             --        (53,580)
  Change in derivative fair value ..........................            --         95,785             --        137,923
  Reclassification adjustments -- derivative settlements ...            --        (45,344)            --        (27,018)
                                                                 ---------      ---------      ---------      ---------
Other comprehensive income .................................     $  29,159      $  92,420      $  49,883      $ 166,373
                                                                 =========      =========      =========      =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)




1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Principles of Consolidation -- The accompanying unaudited consolidated financial statements of Chesapeake Energy Corporation and Subsidiaries have been prepared in accordance with the instructions to Form 10-Q as prescribed by the Securities and Exchange Commission. All material adjustments (consisting solely of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods have been reflected. The results for the three and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year. This Form 10-Q relates to the three and six months ended June 30, 2000 (the "Prior Quarter" and "Prior Period," respectively) and the three and six months ended June 30, 2001 (the "Current Quarter" and "Current Period," respectively).

Change in Accounting Method -- Effective January 1, 2001, we adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting guidelines for our hedging activities. It requires that all derivative instruments be recognized as assets or liabilities in the consolidated balance sheet measured at fair value. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative and the resulting designation. For derivative instruments designated as cash flow hedges which meet the effectiveness guidelines of SFAS 133, changes in fair value are recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge effectiveness is measured at least quarterly based on the relative changes in fair value between the derivative contract and the hedged item over time. Any change in fair value resulting from ineffectiveness, as defined by SFAS 133, is recognized immediately in earnings. The net gain recognized in earnings during the Current Quarter representing the amount of the hedges' ineffectiveness was $1.0 million. Changes in fair value of contracts that do not meet SFAS 133 definition of a cash flow hedge are also recognized in earnings.

Adoption of SFAS 133 at January 1, 2001 resulted in the recognition of $9.3 million of current derivative assets and $98.6 million in current derivative liabilities. The cumulative effect of the accounting change decreased accumulated other comprehensive income by $53.6 million, net of income tax, but did not have an effect on our net income or earnings per share amounts.

All of our derivative instruments have been executed in connection with our gas and crude oil hedging program. The realized derivative profit or loss is included in oil and gas sales in the period for which the underlying production was hedged.

If a derivative which qualified for cash flow hedge accounting is liquidated or sold prior to maturity, the gain or loss at the time of termination remains in accumulated other comprehensive income to be amortized into oil and gas sales over the original term of the instrument. If a derivative which does not qualify for cash flow hedge accounting is liquidated or sold prior to maturity, the gain or loss at the time of termination will be amortized into oil and gas sales over the original term of the instrument.

2. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Our results of operations and operating cash flows are impacted by changes in market prices for oil and gas. To mitigate a portion of this exposure to adverse market changes, we have entered into derivative instruments. All of our derivative instruments have been entered into as hedges of oil and gas price risk and not for speculative purposes.

We utilize derivative instruments to reduce exposure to unfavorable changes in oil and gas prices which are subject to significant and often volatile fluctuations. Our derivative instruments are currently comprised of swaps, collars and cap-swaps. These instruments allow us to predict with greater certainty the effective oil and gas prices to be received for our hedged production.

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)




o For swap instruments, we receive a fixed price for the respective commodities and pay a floating market price, as defined in each instrument, to the counterparty. The fixed-price payment and the floating-price payment are netted, resulting in a net amount due to or from the counterparty.

o Collars contain a fixed floor price (put) and ceiling price (call). If the market price exceeds the call strike price or falls below the put strike price, then we receive the fixed price and pay the market price. If the market price is between the call and the put strike price, then no payments are due from either party.

o For cap-swaps, we receive a fixed price for the respective commodities and pay a floating market price. The fixed price received by Chesapeake includes a premium in exchange for a "cap" on the counterparty's exposure.

Pursuant to SFAS 133, our cap-swaps do not qualify for designation as cash flow hedges. Therefore, changes in the fair value of these instruments that occur prior to their maturity are reported in the statement of operations as risk management income (loss). Amounts recorded in risk management income (loss) do not represent cash gains or losses. Rather, these amounts are temporary valuation swings in contracts or portions of contracts that are not entitled to receive hedge accounting treatment. All amounts initially recorded in this caption are ultimately reversed within this same caption over the respective contract terms.

The estimated fair values of our derivative instruments as of June 30, 2001 are provided below. The associated carrying values of these instruments are equal to the estimated fair values.

                                                                      JUNE 30,
                                                                        2001
                                                                  ----------------
                                                                  ($ IN THOUSANDS)
 Derivative assets:
   Fixed-price gas swaps....................................         $  75,874
   Fixed-price gas cap-swaps................................            60,986
   Fixed-price gas collars..................................            17,587
   Fixed-price crude oil swaps..............................             3,681
   Fixed-price crude oil cap-swaps..........................               509
                                                                     ---------
   Total....................................................         $ 158,637
                                                                     =========

The fair value of our derivative instruments as of June 30, 2001 was estimated based on market prices of gas and crude oil for the periods covered by the instruments. The net differential between the prices in each instrument and market prices for future periods, as adjusted for estimated basis, has been applied to the volumes stipulated in each instrument to arrive at an estimated future value. The fair value of derivative instruments which contain options (such as collar structures) has been estimated based on remaining term, volatility and other factors.

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)




Risk management income in the statement of operations for the following period is comprised of the following:

                                                          SIX MONTHS ENDED
                                                            JUNE 30, 2001
                                                          ----------------
                                                          ($ IN THOUSANDS)
Risk Management Income:
  Change in fair value of derivatives not qualifying for
      hedge accounting ..................................     $61,495
  Ineffective portion of derivatives qualifying for hedge
      accounting ........................................         960
                                                              -------
                                                              $62,455
                                                              =======

Although derivatives often fail to achieve 100% effectiveness, our derivative instruments continue to be highly effective in achieving the risk management objectives for which they were intended.

The change in fair market value of our derivative instruments since December 31, 2000 has resulted from a decrease in market prices for gas and crude oil. The majority of this change in fair value was reflected in accumulated other comprehensive income, net of deferred income tax effects. Derivative assets reflected as current in the June 30, 2001 consolidated balance sheet represent the estimated fair value of derivative instrument settlements scheduled to occur over the subsequent twelve-month period based on market prices for oil and gas as of the balance sheet date. The derivative settlement amounts are not due and payable until the monthly period that the related underlying hedged transaction occurs.

We expect to transfer approximately $49.0 million of the balance in accumulated other comprehensive income, based upon the market prices at June 30, 2001, to earnings during the next 12 months when the forecasted transactions actually occur. All forecasted transactions currently being hedged are expected to occur by December 2003.

In addition to commodity hedging transactions related to our oil and gas production, our marketing subsidiary, Chesapeake Energy Marketing, Inc., enters into various hedging transactions designed to hedge against physical purchase and sale commitments it makes. Gains or losses on these transactions are recorded as adjustments to oil and gas marketing sales in the consolidated statements of operations and are not considered material by management.

3. CONTINGENCIES

West Panhandle Field Cessation Cases. One of our subsidiaries, Chesapeake Panhandle Limited Partnership ("CP") (f/k/a MC Panhandle, Inc.), and two subsidiaries of Kinder Morgan, Inc. have been defendants in 13 lawsuits filed between June 1997 and January 1999 by royalty owners seeking the cancellation of oil and gas leases in the West Panhandle Field in Texas. MC Panhandle, Inc., which we acquired in April 1998, has owned the leases since January 1, 1997. The co-defendants are prior lessees. The plaintiffs in these cases have claimed the leases terminated upon the cessation of production for various periods, primarily during the 1960s. In addition, the plaintiffs have sought to recover conversion damages, exemplary damages, attorneys' fees and interest. The defendants have asserted that any cessation of production was excused and have pled affirmative defenses of limitations, waiver, temporary estoppel, laches and title by adverse possession. Four of the 13 cases have been tried, and there have been appellate decisions in three of them. In January 2001, we settled the claims of the principal plaintiffs in eight of ten cases tried or pending in the District Court of Moore County, Texas, 69th Judicial District. The settlement was not material to our financial condition or results of operations.

There are five related West Panhandle cessation cases which continue to be pending, two in the District Court of Moore County, Texas, 69th Judicial District, one in the District Court of Carson County, Texas, 100th Judicial District, and two in the U.S. District Court, Northern District of Texas, Amarillo Division. In one of the Moore County cases, CP and the other defendants have appealed a January 2000 judgment notwithstanding verdict in favor

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)



of plaintiffs. In addition to quieting title to the lease (including existing gas wells and all attached equipment) in plaintiffs, the court awarded actual damages against CP in the amount of $716,400 and exemplary damages in the amount of $25,000. The court further awarded, jointly and severally from all defendants, $160,000 in attorneys' fees and interest and court costs. On March 28, 2001, the Amarillo Court of Appeals reversed and rendered judgment in favor of CP and the other defendants, finding that the subject leases had been revived as a matter of law, making all other issues moot. The Court of Appeals has denied the plaintiffs' motion for rehearing. In the other Moore County, Texas case, in June 1999, the court granted plaintiffs' motion for summary judgment in part, finding that the lease had terminated due to the cessation of production, subject to the defendants' affirmative defenses. In February 2001, the court granted plaintiffs' motion for summary judgment on defendants' affirmative defenses but reversed its ruling that the lease had terminated as a matter of law. In one of the U.S. District Court cases, after a trial in May 1999, the jury found plaintiffs' claims were barred by the payment of shut-in royalties, laches and revivor. Plaintiffs have moved for a new trial. There are motions pending in the remaining two cases.

We have previously established an accrued liability we believe will be sufficient to cover the estimated costs of litigation for each of the pending cases. Because of the inconsistent verdicts reached by the juries in the four cases tried to date and because the amount of damages sought is not specified in all of the pending cases, the outcome of any future trials and the amount of damages that might ultimately be awarded could differ from management's estimates. CP and the other defendants are vigorously defending against the plaintiffs' claims.

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

4. NET INCOME PER SHARE

Statement of Financial Accounting Standards No. 128, Earnings Per Share, requires presentation of "basic" and "diluted" earnings per share, as defined, on the face of the statement of operations for all entities with complex capital structures. SFAS 128 requires a reconciliation of the numerators and denominators of the basic and diluted EPS computations.

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)




A reconciliation for the quarters ended June 30, 2000 and 2001 is as follows (in thousands, except per share data):

                                                            INCOME            SHARES          PER SHARE
                                                          (NUMERATOR)      (DENOMINATOR)       AMOUNT
                                                          -----------      -------------       ------
       FOR THE QUARTER ENDED JUNE 30, 2000:

         BASIC EPS
         Income available to common stockholders..        $ 30,208           116,466          $  0.26
                                                                                              =======

         EFFECT OF DILUTIVE SECURITIES
         Assumed conversion at the beginning of
           the period of preferred stock
           exchanged during the period:
           Common shares assumed issued...........              --            10,595
           Preferred stock dividends..............           1,545                --
           Gain on repurchase of preferred stock..          (1,481)               --
         Assumed conversion of 1,557,037 shares of
           preferred stock at the beginning of the
           period:
           Common shares assumed issued...........              --            11,202
           Preferred stock dividends..............           1,362                --
         Employee stock options...................              --             7,850
                                                          --------          --------

         DILUTED EPS
         Income available to common stockholders
            and assumed conversions...............        $ 31,634           146,113          $  0.22
                                                          ========          ========          =======

       FOR THE QUARTER ENDED JUNE 30, 2001:

         BASIC EPS
         Income available to common stockholders..        $ 39,303           162,588          $  0.24
                                                                                              =======

         EFFECT OF DILUTIVE SECURITIES
         Assumed conversion at the beginning of the
           period of preferred shares exchanged
           during the period:
           Common shares issued...................              --             1,432
           Preferred stock dividends..............             182                --
         Employee stock options...................              --             7,294
         Warrants assumed in Gothic acquisition...              --                 7
                                                          --------          --------

         DILUTED EPS
         Income available to common stockholders
            and assumed conversions...............        $ 39,485           171,321          $  0.23
                                                          ========          ========          =======

       FOR THE SIX MONTHS ENDED JUNE 30, 2000:

         BASIC EPS
         Income available to common stockholders..        $ 57,782           108,196          $  0.53
                                                                                              =======

         EFFECT OF DILUTIVE SECURITIES
         Assumed conversion at the beginning of the
           period of preferred shares exchanged
           during the period:
           Common shares assumed issued...........              --            19,956
           Preferred stock dividends..............           4,224                --
           Gain on redemption of preferred stock..         (11,895)               --
         Assumed conversion of 1,557,037 shares of
           preferred stock at beginning
           of period:
           Common shares assumed issued...........              --            11,202
           Preferred stock dividends..............           2,725                --
         Employee stock options...................              --             6,931
                                                          --------          --------

         DILUTED EPS
         Income available to common stockholders
           and assumed conversions................        $ 52,836           146,285          $  0.36
                                                          ========          ========          =======

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)




                                                            INCOME            SHARES          PER SHARE
                                                          (NUMERATOR)      (DENOMINATOR)       AMOUNT
                                                          -----------      -------------       ------
       FOR THE SIX MONTHS ENDED JUNE 30, 2001:

         BASIC EPS
         Income available to common stockholders..        $109,045           160,161          $  0.68
                                                                                              =======

         EFFECT OF DILUTIVE SECURITIES
         Assumed conversion at the beginning of the
           period of preferred shares exchanged
           during the period:
           Common shares assumed issued...........              --             2,952
           Preferred stock dividends..............             728                --
         Employee stock options...................              --             7,715
         Warrants assumed in Gothic acquisition...              --                 7
                                                          --------          --------

         DILUTED EPS
         Income available to common stockholders
           and assumed conversions................        $109,773           170,835          $  0.64
                                                          ========          ========          =======

For the Prior Quarter, the Current Quarter, the Prior Period and the Current Period, outstanding options to purchase 0.7 million, 0.3 million, 1.6 million and 0.2 million shares of common stock at a weighted average exercise price of $10.57, $15.98, $6.76 and $18.78, respectively, were antidilutive because the exercise prices of the options were greater than the average market price of our common stock. For the Current Quarter and Current Period, outstanding warrants to purchase 1.1 million shares of common stock at a weighted average exercise price of $12.46 were antidilutive because the exercise prices of the warrants were greater than the average market price of our common stock.

5. SENIOR NOTES

On April 6, 2001, we issued $800 million principal amount of 8.125% senior notes due 2011, which were subsequently exchanged on July 12, 2001 for substantially identical notes registered under the Securities Act of 1933. During April 2001, we used a portion of the offering proceeds to purchase $140.7 million principal amount of our 9.625% senior notes and $3.0 million principal amount of the 11.125% senior secured notes of Gothic Production Corporation, a Chesapeake subsidiary. On May 7, 2001, we redeemed all $120 million principal amount of our 9.125% senior notes, the remaining $359.3 million principal amount of our 9.625% senior notes and the remaining $199.3 million principal amount of Gothic Production Corporation's 11.125% senior secured notes. The purchase and redemption of these notes included payment of aggregate make-whole and redemption premiums of $75.6 million which was further adjusted by the write-off of unamortized debt costs and debt issue premiums. These costs are reflected as a $46.0 million, after tax, extraordinary loss in the Current Quarter.

On January 16, 2001, we acquired Gothic and its obligations under the 11.125% senior secured notes. See note 6. At March 31, 2001, there was outstanding $202.3 million principal amount of 11.125% senior secured notes due 2005 which had been issued by Gothic Production Corporation and guaranteed by Gothic Energy Corporation. The 11.125% senior secured notes were collateralized by a second priority lien on substantially all of the gas and oil properties owned by Gothic Production Corporation. The notes were redeemable at Gothic Production Corporation's option on or after May 1, 2002 at the redemption prices set forth in the indenture or prior to May 1, 2002 at the make-whole prices set forth in the indenture. In April 2001, we purchased $3.0 million of these notes for total consideration of $3.5 million, including $0.1 million in interest and $0.4 million in premium. On May 7, 2001, the remaining $199.3 million was redeemed for total consideration of $222.5 million, including $0.4 million in interest and $22.8 million in redemption premium.

On April 22, 1998, we issued $500 million principal amount of 9.625% senior notes due 2005. The 9.625% senior notes were redeemable at our option at any time on or after May 1, 2002 at the redemption prices set forth in the

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)



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

Also on March 17, 1997, we issued $150 million principal amount of 8.5% senior notes due 2012. The 8.5% senior notes are redeemable at our option at any time prior to March 15, 2004 at the make-whole prices determined in accordance with the indenture and, on or after March 15, 2004, at the redemption prices set forth in the indenture. During the quarter ended March 31, 2001, Chesapeake purchased and subsequently retired $7.3 million of these notes for total consideration of $7.4 million, including accrued interest of $0.2 million and the write-off of $0.1 million of unamortized bond discount.

On April 9, 1996, we issued $120 million principal amount of 9.125% senior notes due 2006. The 9.125% senior notes were redeemable at our option at any time prior to April 15, 2001 at the make-whole prices determined in accordance with the indenture and, on or after April 15, 2001, at the redemption prices set forth in the indenture. On May 7, 2001, we redeemed these notes for total consideration of $126.1 million, including $0.7 million in interest and $5.4 million of redemption premium.

Chesapeake is a holding company and owns no operating assets and has no significant operations independent of its subsidiaries. Our obligations under the 8.125% senior notes, the 7.875% senior notes and the 8.5% senior notes have been fully and unconditionally guaranteed, on a joint and several basis, by each of our "Restricted Subsidiaries" (as defined in the respective indentures governing these notes) (collectively, the "guarantor subsidiaries"). Each guarantor subsidiary is a direct or indirect wholly-owned subsidiary.

Set forth below are condensed consolidating financial statements of the guarantor subsidiaries and our subsidiaries which are not guarantors of the senior notes. Chesapeake Energy Marketing, Inc. was a non-guarantor subsidiary for all periods presented. Carmen Acquisition Corp. was also a non-guarantor subsidiary in the Current Period. Upon the acquisition of Gothic Energy Corporation and Gothic Production Corporation on January 16, 2001, these subsidiaries were non-guarantor subsidiaries. As of May 7, 2001, all of the Gothic Production Corporation 11.125% senior secured notes were purchased or redeemed and both subsidiaries became guarantor subsidiaries on May 14, 2001. Based on these events, we have presented Gothic Energy Corporation and Gothic Production Corporation as guarantor subsidiaries for the Current Period. All of our other wholly-owned subsidiaries were guarantor subsidiaries during all periods presented.

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



                      CONDENSED CONSOLIDATING BALANCE SHEET
                             AS OF DECEMBER 31, 2000
                                ($ IN THOUSANDS)

                                                                       NON-
                                                   GUARANTOR        GUARANTOR
                                                  SUBSIDIARIES      SUBSIDIARY       PARENT        ELIMINATIONS   CONSOLIDATED
                                                  ------------      ----------     -----------     ------------   ------------
                                                               ASSETS
CURRENT ASSETS:
  Cash and cash equivalents....................    $   (19,868)     $    7,200     $    12,668        $     --    $        --
  Restricted cash..............................          3,500              --              --              --          3,500
  Accounts receivable..........................         91,903          46,903              --         (21,363)       117,443
  Deferred income tax asset....................             --              --          40,819              --         40,819
  Inventory....................................          3,040             127              --              --          3,167
  Other........................................          1,997              --              --              --          1,997
                                                   -----------      ----------     -----------        --------    -----------
        Total Current Assets...................         80,572          54,230          53,487         (21,363)       166,926
                                                   -----------      ----------     -----------        --------    -----------
PROPERTY AND EQUIPMENT:
  Oil and gas properties.......................      2,590,512              --              --              --      2,590,512
  Unevaluated leasehold........................         25,685              --              --              --         25,685
  Other property and equipment.................         30,670          23,246          25,982              --         79,898
  Less: accumulated depreciation, depletion and
    amortization...............................     (1,787,314)        (18,153)         (2,394)             --     (1,807,861)
                                                   -----------      ----------     -----------        --------    -----------
        Net Property and Equipment.............        859,553           5,093          23,588              --        888,234
                                                   -----------      ----------     -----------        --------    -----------
OTHER ASSETS:
  Investments in subsidiaries and
    intercompany advances......................             --              --        (612,832)        612,832             --
  Investment in Gothic Energy Corporation......             --           9,732         116,702              --        126,434
  Deferred tax asset...........................             --              --         229,823              --        229,823
  Other assets.................................          9,890             418          89,516         (70,815)        29,009
                                                   -----------      ----------     -----------        --------    -----------
        Total Other Assets.....................          9,890          10,150        (176,791)        542,017        385,266
                                                   -----------      ----------     -----------        --------    -----------
TOTAL ASSETS...................................    $   950,015      $   69,473     $   (99,716)       $520,654    $ 1,440,426
                                                   ===========      ==========     ===========        ========    ===========

                                         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Notes payable and current maturities of
    long-term debt.............................    $       836      $       --     $        --        $     --    $       836
  Accounts payable and other...................        118,620          49,613          19,090         (25,458)       161,865
                                                   -----------      ----------     -----------        --------    -----------
        Total Current Liabilities..............        119,456          49,613          19,090         (25,458)       162,701
                                                   -----------      ----------     -----------        --------    -----------
LONG-TERM DEBT.................................         92,321              --         919,244         (66,720)       944,845
                                                   -----------      ----------     -----------        --------    -----------
REVENUES AND ROYALTIES DUE OTHERS..............          7,798              --              --              --          7,798
                                                   -----------      ----------     -----------        --------    -----------
DEFERRED INCOME TAX LIABILITY..................         11,850              --              --              --         11,850
                                                   -----------      ----------     -----------        --------    -----------
INTERCOMPANY PAYABLES..........................      1,351,144             138      (1,351,282)             --             --
                                                   -----------      ----------     -----------        --------    -----------
STOCKHOLDERS' EQUITY (DEFICIT):
  Common Stock.................................             26               1           1,569             (18)         1,578
  Other........................................       (632,580)         19,721         311,663         612,850        311,654
                                                   -----------      ----------     -----------        --------    -----------
                                                      (632,554)         19,722         313,232         612,832        313,232
                                                   -----------      ----------     -----------        --------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIT)......................................    $   950,015      $   69,473     $   (99,716)       $520,654    $ 1,440,426
                                                   ===========      ==========     ===========        ========    ===========

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



                      CONDENSED CONSOLIDATING BALANCE SHEET
                               AS OF JUNE 30, 2001
                                ($ IN THOUSANDS)


                                                    GUARANTOR      NON-GUARANTOR
                                                  SUBSIDIARIES      SUBSIDIARIES        PARENT       ELIMINATIONS      CONSOLIDATED
                                                  ------------     -------------     -----------     ------------      ------------
                                                             ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ..................     $   (24,111)     $     2,175      $    21,936      $        --      $        --
  Accounts receivable ........................          86,927           37,413            3,564          (24,418)         103,486
  Deferred income tax asset ..................              --               --               --               --               --
  Short-term derivative instruments ..........         128,128               --               --               --          128,128
  Inventory ..................................           3,117              619               --               --            3,736
  Other ......................................           1,420                7               10               --            1,437
                                                   -----------      -----------      -----------      -----------      -----------
          Total Current Assets ...............         195,481           40,214           25,510          (24,418)         236,787
                                                   -----------      -----------      -----------      -----------      -----------
PROPERTY AND EQUIPMENT:
  Oil and gas properties .....................       3,212,049               --               --               --        3,212,049
  Unevaluated leasehold ......................          66,022               --               --               --           66,022
  Other property and equipment ...............          53,264           23,670           31,609               --          108,543
  Less: accumulated depreciation,
     depletion and amortization ..............      (1,866,674)         (18,413)          (2,755)              --       (1,887,842)
                                                   -----------      -----------      -----------      -----------      -----------
          Net Property and Equipment .........       1,464,661            5,257           28,854               --        1,498,772
                                                   -----------      -----------      -----------      -----------      -----------
OTHER ASSETS:
  Investments in subsidiaries and
    intercompany advances ....................              --               --         (253,615)         253,615               --
  Deferred income tax asset ..................        (141,624)          (1,858)         301,858               --          158,376
  Long-term derivative instruments ...........          30,509               --               --               --           30,509
  Long-term investments, other ...............              --            9,632            2,591               --           12,223
  Other assets ...............................           6,808              390           80,396          (70,827)          16,767
                                                   -----------      -----------      -----------      -----------      -----------
        Total Other Assets ...................        (104,307)           8,164          131,230          182,788          217,875
                                                   -----------      -----------      -----------      -----------      -----------
TOTAL ASSETS .................................     $ 1,555,835      $    53,635      $   185,594      $   158,370      $ 1,953,434
                                                   ===========      ===========      ===========      ===========      ===========

                                                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable and current
     maturities of long-term debt ............     $       875      $        --      $        --      $        --      $       875
  Accounts payable and other .................         132,871           32,659           22,069          (28,733)         158,866
                                                   -----------      -----------      -----------      -----------      -----------
          Total Current Liabilities ..........         133,746           32,659           22,069          (28,733)         159,741
                                                   -----------      -----------      -----------      -----------      -----------
LONG-TERM DEBT ...............................         226,874               --        1,079,064          (66,720)       1,239,218
                                                   -----------      -----------      -----------      -----------      -----------
REVENUES AND ROYALTIES DUE
  OTHERS .....................................          10,519               --               --               --           10,519
                                                   -----------      -----------      -----------      -----------      -----------
OTHER LIABILITIES ............................           3,321               --               --               --            3,321
                                                   -----------      -----------      -----------      -----------      -----------
DEFERRED INCOME TAXES ........................          15,189               --               --               --           15,189
                                                   -----------      -----------      -----------      -----------      -----------
INTERCOMPANY PAYABLES ........................       1,442,469           (1,692)      (1,440,985)             208               --
                                                   -----------      -----------      -----------      -----------      -----------
STOCKHOLDERS' EQUITY:
  Common Stock ...............................           1,566                1            1,683           (1,558)           1,692
  Other ......................................        (277,849)          22,667          523,763          255,173          523,754
                                                   -----------      -----------      -----------      -----------      -----------
                                                      (276,283)          22,668          525,446          253,615          525,446
                                                   -----------      -----------      -----------      -----------      -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY....     $ 1,555,835      $    53,635      $   185,594      $   158,370      $ 1,953,434
                                                   ===========      ===========      ===========      ===========      ===========

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                ($ IN THOUSANDS)


                                                   GUARANTOR     NON-GUARANTOR
                                                  SUBSIDIARIES    SUBSIDIARIES     PARENT      ELIMINATIONS    CONSOLIDATED
                                                  ------------   -------------    ---------    ------------    ------------
FOR THE THREE MONTHS ENDED JUNE 30, 2000:
REVENUES:
  Oil and gas sales ...........................     $ 100,221      $      --      $      --      $      --      $ 100,221
  Oil and gas marketing sales .................            --         79,973             --        (45,731)        34,242
                                                    ---------      ---------      ---------      ---------      ---------
     Total Revenues ...........................       100,221         79,973             --        (45,731)       134,463
                                                    ---------      ---------      ---------      ---------      ---------
OPERATING COSTS:
  Production expenses and taxes ...............        18,298             --             --             --         18,298
  General and administrative ..................         2,841            299             48             --          3,188
  Oil and gas marketing expenses ..............            --         78,853             --        (45,731)        33,122
  Oil and gas depreciation, depletion
    and amortization ..........................        24,876              1             --             --         24,877
  Other depreciation and amortization .........         1,008             20            808             --          1,836
                                                    ---------      ---------      ---------      ---------      ---------
     Total Operating Costs ....................        47,023         79,173            856        (45,731)        81,321
                                                    ---------      ---------      ---------      ---------      ---------
INCOME FROM OPERATIONS ........................        53,198            800           (856)            --         53,142
                                                    ---------      ---------      ---------      ---------      ---------
OTHER INCOME (EXPENSE):
  Interest and other income ...................         1,165            467         20,945        (20,910)         1,667
  Interest expense ............................       (21,484)            --        (21,239)        20,910        (21,813)
  Equity in net earnings of subsidiaries ......            --             --         32,784        (32,784)            --
                                                    ---------      ---------      ---------      ---------      ---------
     Total Other Income (Expense) .............       (20,319)           467         32,490        (32,784)       (20,146)
                                                    ---------      ---------      ---------      ---------      ---------
INCOME BEFORE INCOME TAXES ....................        32,879          1,267         31,634        (32,784)        32,996
INCOME TAX EXPENSE ............................         1,362             --             --             --          1,362
                                                    ---------      ---------      ---------      ---------      ---------
NET INCOME ....................................     $  31,517      $   1,267      $  31,634      $ (32,784)     $  31,634
                                                    =========      =========      =========      =========      =========

FOR THE THREE MONTHS ENDED JUNE 30, 2001:
REVENUES:
  Oil and gas sales ...........................     $ 175,225      $      --      $      --      $      --      $ 175,225
  Risk management income ......................        62,455             --             --             --         62,455
  Oil and gas marketing sales .................            --        108,600             --        (70,599)        38,001
                                                    ---------      ---------      ---------      ---------      ---------
     Total Revenues ...........................       237,680        108,600             --        (70,599)       275,681
                                                    ---------      ---------      ---------      ---------      ---------
OPERATING COSTS:
  Production expenses and taxes ...............        28,833             --             --             --         28,833
  General and administrative ..................         2,550            259             64             --          2,873
  Oil and gas marketing expenses ..............            --        107,512             --        (70,599)        36,913
  Oil and gas depreciation, depletion
    and amortization ..........................        39,910             --             --             --         39,910
  Other depreciation and amortization .........         1,287             20            530             --          1,837
                                                    ---------      ---------      ---------      ---------      ---------
     Total Operating Costs ....................        72,580        107,791            594        (70,599)       110,366
                                                    ---------      ---------      ---------      ---------      ---------
INCOME FROM OPERATIONS ........................       165,100            809           (594)            --        165,315
                                                    ---------      ---------      ---------      ---------      ---------
OTHER INCOME (EXPENSE):
  Interest and other income ...................           697           (101)        23,808        (23,721)           683
  Interest expense ............................       (24,201)            --        (22,504)        23,721        (22,984)
  Gothic standby credit facility costs ........            --             --             --             --             --
  Equity in net earnings of subsidiaries ......            --             --         76,888        (76,888)            --
                                                    ---------      ---------      ---------      ---------      ---------
     Total Other Income (Expense) .............       (23,504)          (101)        78,192        (76,888)       (22,301)
                                                    ---------      ---------      ---------      ---------      ---------
INCOME BEFORE INCOME TAXES
  AND EXTRAORDINARY ITEMS .....................       141,596            708         77,598        (76,888)       143,014
INCOME TAX EXPENSE ............................        56,961            284         31,039        (30,755)        57,529
                                                    ---------      ---------      ---------      ---------      ---------
NET INCOME BEFORE
EXTRAORDINARY ITEMS ...........................        84,635            424         46,559        (46,133)        85,485
                                                    ---------      ---------      ---------      ---------      ---------
EXTRAORDINARY ITEMS:
  Loss on early extinguishment of debt, net
     of applicable income tax .................        (8,171)            --        (37,829)            --        (46,000)
                                                    ---------      ---------      ---------      ---------      ---------
NET INCOME ....................................     $  76,464      $     424      $   8,730      $ (46,133)     $  39,485
                                                    =========      =========      =========      =========      =========

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                ($ IN THOUSANDS)

                                                  GUARANTOR     NON-GUARANTOR
                                                 SUBSIDIARIES   SUBSIDIARIES      PARENT      ELIMINATIONS   CONSOLIDATED
                                                 ------------   -------------    ---------    ------------   ------------
FOR THE SIX MONTHS ENDED JUNE 30, 2000:
REVENUES:
  Oil and gas sales ..........................     $ 187,167      $     347      $      --      $      --      $ 187,514
  Oil and gas marketing sales ................            --        149,098             --        (87,488)        61,610
                                                   ---------      ---------      ---------      ---------      ---------
     Total revenues ..........................       187,167        149,445             --        (87,488)       249,124
                                                   ---------      ---------      ---------      ---------      ---------
OPERATING COSTS:
  Production expenses and taxes ..............        35,979             80             --             --         36,059
  General and administrative .................         5,561            590             69             --          6,220
  Oil and gas marketing expenses .............            --        147,154             --        (87,488)        59,666
  Oil and gas depreciation, depletion
    and amortization .........................        49,259            101             --             --         49,360
  Other depreciation and amortization ........         2,034             40          1,628             --          3,702
                                                   ---------      ---------      ---------      ---------      ---------
     Total operating costs ...................        92,833        147,965          1,697        (87,488)       155,007
                                                   ---------      ---------      ---------      ---------      ---------
INCOME (LOSS) FROM OPERATIONS ................        94,334          1,480         (1,697)            --         94,117
                                                   ---------      ---------      ---------      ---------      ---------
OTHER INCOME (EXPENSE):
  Interest and other income ..................         1,963            803         41,912        (41,819)         2,859
  Interest expense ...........................       (42,439)           (34)       (42,023)        41,819        (42,677)
  Equity in net earnings of subsidiaries .....            --             --         54,644        (54,644)            --
                                                   ---------      ---------      ---------      ---------      ---------
     Total other income (expense) ............       (40,476)           769         54,533        (54,644)       (39,818)
                                                   ---------      ---------      ---------      ---------      ---------
INCOME (LOSS) BEFORE INCOME TAXES ............        53,858          2,249         52,836        (54,644)        54,299
INCOME TAX EXPENSE ...........................         1,463             --             --             --          1,463
                                                   ---------      ---------      ---------      ---------      ---------
NET INCOME (LOSS) ............................     $  52,395      $   2,249      $  52,836      $ (54,644)     $  52,836
                                                   =========      =========      =========      =========      =========

FOR THE SIX MONTHS ENDED JUNE 30, 2001:
REVENUES:
  Oil and gas sales ..........................     $ 396,444      $      --      $      --      $      --      $ 396,444
  Risk management income .....................        62,455             --             --             --         62,455
  Oil and gas marketing sales ................            --        242,513             --       (148,347)        94,166
                                                   ---------      ---------      ---------      ---------      ---------
     Total revenues ..........................       458,899        242,513             --       (148,347)       553,065
                                                   ---------      ---------      ---------      ---------      ---------
OPERATING COSTS:
  Production expenses and taxes ..............        60,916             --             --             --         60,916
  General and administrative .................         6,093            609            172             --          6,874
  Oil and gas marketing expenses .............            --        239,738             --       (148,347)        91,391
  Oil and gas depreciation, depletion
    and amortization .........................        78,083             --             --             --         78,083
  Other depreciation and amortization ........         2,349             40          1,401             --          3,790
                                                   ---------      ---------      ---------      ---------      ---------
     Total operating costs ...................       147,441        240,387          1,573       (148,347)       241,054
                                                   ---------      ---------      ---------      ---------      ---------
INCOME (LOSS) FROM OPERATIONS ................       311,458          2,126         (1,573)            --        312,011
                                                   ---------      ---------      ---------      ---------      ---------
OTHER INCOME (EXPENSE):
  Interest and other income ..................         1,139            (26)        46,542        (46,403)         1,252
  Interest expense ...........................       (52,015)            (1)       (43,260)        46,403        (48,873)
  Gothic standby credit facility costs .......            --             --         (3,392)            --         (3,392)
  Equity in net earnings of subsidiaries .....            --             --        148,612       (148,612)            --
                                                   ---------      ---------      ---------      ---------      ---------
     Total other income (expense) ............       (50,876)           (27)       148,502       (148,612)       (51,013)
                                                   ---------      ---------      ---------      ---------      ---------
INCOME BEFORE INCOME TAXES
  AND EXTRAORDINARY ITEMS ....................       260,582          2,099        146,929       (148,612)       260,998
INCOME TAX EXPENSE ...........................       105,058            840         58,772        (59,445)       105,225
                                                   ---------      ---------      ---------      ---------      ---------
NET INCOME BEFORE
  EXTRAORDINARY ITEMS ........................       155,524          1,259         88,157        (89,167)       155,773
                                                   ---------      ---------      ---------      ---------      ---------
EXTRAORDINARY ITEMS:
  Loss on early extinguishment of debt,
     net of applicable income tax ............        (8,171)            --        (37,829)            --        (46,000)
                                                   ---------      ---------      ---------      ---------      ---------
NET INCOME ...................................     $ 147,353      $   1,259      $  50,328      $ (89,167)     $ 109,773
                                                   =========      =========      =========      =========      =========

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                                ($ IN THOUSANDS)


                                                   GUARANTOR     NON-GUARANTOR
                                                  SUBSIDIARIES    SUBSIDIARIES     PARENT      ELIMINATIONS   CONSOLIDATED
                                                  ------------   -------------    ---------    ------------   ------------
FOR THE SIX MONTHS ENDED JUNE 30, 2000:
CASH FLOWS FROM OPERATING ACTIVITIES ..........     $  88,395      $  (4,753)     $     228      $      --      $  83,870
                                                    ---------      ---------      ---------      ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Oil and gas properties, net .................      (104,075)         1,515             --             --       (102,560)
  Proceeds from sale of assets ................           835             --             --             --            835
  Gothic senior note and other investments ....            --        (22,352)        (2,000)                      (24,352)
  Additions to other property and equipment ...        (1,501)           (46)        (1,843)            --         (3,390)
  Other additions .............................        (1,069)            --            (33)            --         (1,102)
                                                    ---------      ---------      ---------      ---------      ---------
                                                     (105,810)       (20,883)        (3,876)            --       (130,569)
                                                    ---------      ---------      ---------      ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES ..........        10,973         10,284           (993)            --         20,264
                                                    ---------      ---------      ---------      ---------      ---------
EFFECT OF CHANGES IN EXCHANGE RATE ON CASH ....          (204)            --             --             --           (204)
                                                    ---------      ---------      ---------      ---------      ---------
NET INCREASE (DECREASE) IN CASH ...............        (6,646)       (15,352)        (4,641)            --        (26,639)
CASH, BEGINNING OF PERIOD .....................        (7,156)        20,409         25,405             --         38,658
                                                    ---------      ---------      ---------      ---------      ---------
CASH, END OF PERIOD ...........................     $ (13,802)     $   5,057      $  20,764      $      --      $  12,019
                                                    =========      =========      =========      =========      =========


FOR THE SIX MONTHS ENDED JUNE 30, 2001:
CASH FLOWS FROM OPERATING ACTIVITIES ..........     $ 285,270      $   6,746      $   4,986      $      --      $ 297,002
                                                    ---------      ---------      ---------      ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Oil and gas properties, net .................      (281,326)            --             --             --       (281,326)
  Proceeds from sale of assets ................           159             --             --             --            159
  Additions to other property and equipment ...       (14,712)          (425)        (5,627)            --        (20,764)
  Other additions .............................        (5,156)            --         (7,169)            --        (12,325)
                                                    ---------      ---------      ---------      ---------      ---------
                                                     (301,035)          (425)       (12,796)            --       (314,256)
                                                    ---------      ---------      ---------      ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES ..........        11,590        (11,346)        17,078             --         17,322
                                                    ---------      ---------      ---------      ---------      ---------
EFFECT OF CHANGES IN EXCHANGE RATE ON CASH ....           (68)            --             --             --            (68)
                                                    ---------      ---------      ---------      ---------      ---------
NET INCREASE (DECREASE) IN CASH ...............        (4,243)        (5,025)         9,268             --             --
CASH, BEGINNING OF PERIOD .....................       (19,868)         7,200         12,668             --             --
                                                    ---------      ---------      ---------      ---------      ---------
CASH, END OF PERIOD ...........................     $ (24,111)     $   2,175      $  21,936      $      --      $      --
                                                    =========      =========      =========      =========      =========

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



        CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                ($ IN THOUSANDS)


                                                          GUARANTOR    NON-GUARANTOR
                                                        SUBSIDIARIES    SUBSIDIARIES    PARENT     ELIMINATIONS    CONSOLIDATED
                                                        ------------   -------------   ---------   ------------    ------------
FOR THE THREE MONTHS ENDED JUNE 30, 2000:
  Net income (loss) .................................     $  31,517      $   1,267     $  31,634     $ (32,784)     $  31,634
  Other comprehensive income, net of income tax:
    Foreign currency translation ....................        (2,475)            --            --            --         (2,475)
                                                          ---------      ---------     ---------     ---------      ---------
  Other comprehensive income (loss) .................     $  29,042      $   1,267     $  31,634     $ (32,784)     $  29,159
                                                          =========      =========     =========     =========      =========

FOR THE THREE MONTHS ENDED JUNE 30, 2001:
  Net income (loss) .................................     $  76,464      $     424     $   8,730     $ (46,133)     $  39,485
  Other comprehensive income, net of income tax:
    Foreign currency translation ....................         2,494             --            --            --          2,494
    Cumulative effect of accounting change for
      financial derivatives .........................            --             --            --            --             --
    Change in fair value of derivative instruments ..        95,785             --            --            --         95,785
    Fair value of derivatives reclassified to
      earnings ......................................       (45,344)            --            --            --        (45,344)
                                                          ---------      ---------     ---------     ---------      ---------
  Other comprehensive income (loss) .................     $ 129,399      $     424     $   8,730     $ (46,133)     $  92,420
                                                          =========      =========     =========     =========      =========

FOR THE SIX MONTHS ENDED JUNE 30, 2000:
  Net income (loss) .................................     $  52,395      $   2,249     $  52,836     $ (54,644)     $  52,836
  Other comprehensive income, net of income tax:
  Foreign currency translation ......................        (2,953)            --            --            --         (2,953)
                                                          ---------      ---------     ---------     ---------      ---------
  Other comprehensive income (loss) .................     $  49,442      $   2,249     $  52,836     $ (54,644)     $  49,883
                                                          =========      =========     =========     =========      =========

FOR THE SIX MONTHS ENDED JUNE 30, 2001:
  Net income (loss) .................................     $ 147,353      $   1,259     $  50,328     $ (89,167)     $ 109,773
  Other comprehensive income, net of income tax:
    Foreign currency translation ....................          (725)            --            --            --           (725)
    Cumulative effect of accounting change for
      financial derivatives .........................       (53,580)            --            --            --        (53,580)
    Change in fair value of derivative instruments ..       137,923             --            --            --        137,923
    Fair value of derivatives reclassified to
      earnings ......................................       (27,018)            --            --            --        (27,018)
                                                          ---------      ---------     ---------     ---------      ---------
  Other comprehensive income (loss) .................     $ 203,953      $   1,259     $  50,328     $ (89,167)     $ 166,373
                                                          =========      =========     =========     =========      =========

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



6. ACQUISITION OF GOTHIC ENERGY CORPORATION

We completed the acquisition of Gothic Energy Corporation on January 16, 2001 by merging a wholly-owned subsidiary into Gothic. We issued a total of 4.0 million shares of Chesapeake common stock in the merger. Gothic shareholders (other than Chesapeake) received 0.1908 of a share of Chesapeake common stock (valued at $7.00 per share, which was based on the value of Chesapeake common stock on the day before the merger was announced) for each share of Gothic common stock. In addition, outstanding warrants and options to purchase Gothic common stock were converted to the right to purchase Chesapeake common stock (1.1 million shares as of June 30, 2001 at a weighted average exercise price of $12.46 per share) based on the merger exchange ratio. Prior to the merger, Chesapeake purchased substantially all of Gothic's 14.125% senior secured discount notes for total consideration valued at $80.8 million in cash and Chesapeake common stock. Prior to the merger, we also purchased $31.6 million principal amount of 11.125% senior secured notes due 2005 issued by Gothic's operating subsidiary and guaranteed by Gothic. The consideration for this purchase consisted of cash and Chesapeake common stock valued at $34.8 million. Subsequent to the acquisition, we redeemed all remaining 14.125% senior secured discount notes for total consideration of $243,000. In February 2001, we purchased $1.0 million principal amount of Gothic senior secured notes tendered pursuant to a change-of-control offer at a purchase price of 101%. During April and May 2001, we purchased or redeemed the remaining $202.3 million principal amount of the 11.125% senior secured notes for total consideration of $225.9 million, including premium of $23.1 million and interest of $0.5 million. Subsequently, Gothic Energy Corporation and Gothic Production Corporation became guarantor subsidiaries of Chesapeake's senior notes.

The acquisition of Gothic was accounted for using the purchase method as of January 1, 2001 because we had effective control as of that date, and the results of operations of Gothic have been included since that date.

The following unaudited pro forma information has been prepared assuming Gothic had been acquired as of January 1, 2000. The pro forma information is presented for information purposes only and is not necessarily indicative of what would have occurred if the acquisition had been made as of that date. In addition, the pro forma information is not intended to be a projection of future results and does not reflect any efficiencies that may result from the integration of Gothic.

                                    Pro Forma Information (Unaudited)
                                  (In thousands, except per share data)

                                                                     THREE MONTHS ENDED  SIX MONTHS ENDED
                                                                        JUNE 30, 2000      JUNE 30, 2000
                                                                     ------------------  ----------------
          Revenues..............................................          $151,511           $  280,987
          Income before income taxes............................          $ 33,456           $   53,581
          Net income............................................          $ 31,703           $   51,015
          Earnings per common share -- basic.....................         $   0.23           $     0.45
          Earnings per common share -- assuming dilution.........         $   0.19           $     0.31

7. REVOLVING CREDIT FACILITY

On May 2, 2001, we received a temporary increase in our revolving credit facility from $100 million to $150 million, pending amendments to our credit facility. On June 11, 2001, our credit agreement was amended and restated, and our revolving credit facility was increased to $225 million, maturing September 2003, with an initial committed borrowing base of $225 million. The borrowing base is subject to periodic redeterminations. As of June 30, 2001, we had borrowed $160 million under the facility and $1.4 million of the facility secured various letters of credit. Borrowings under the facility are collateralized by some of our producing oil and gas properties and bear interest at either the reference rate of Union Bank of California, N.A. or London Interbank Offered Rate (LIBOR), at our option, plus a margin that varies according to total facility usage. The average interest rate on the outstanding facility at June 30, 2001 was 6.5%. Unused portions of the facility accrue an annual commitment fee of 0.50%. The credit facility contains various covenants and restrive provisions, including financial condition covenants requiring

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



us to maintain certain financial ratios at or above specified levels. In addition, extensions of credit under the facility may not exceed the lesser of the maximum amount of indebtedness permitted under the 8.125% senior note indenture or 15% of adjusted consolidated net tangible assets.

8. SEGMENT INFORMATION

Chesapeake has two reportable segments under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, consisting of exploration and production, and marketing. The reportable segment information can be derived from note 5 as Chesapeake Energy Marketing, Inc., which is our marketing segment, is the only material non-guarantor subsidiary for all income statement periods presented.

9. SUBSEQUENT EVENTS

Seven Seas Petroleum Inc. Investment -- On July 24, 2001, we purchased $22.5 million principal amount of 12% senior secured notes due 2004 issued by Seven Seas Petroleum Inc. and detachable seven-year warrants to purchase approximately
12.6 million shares of Seven Seas common stock at an exercise price of approximately $1.78 per share. The shares issuable upon exercise of the warrants will represent 20% of Seven Seas common stock after completion of a rights offering and other transactions contemplated by Seven Seas. Seven Seas has granted us registration rights with respect to the warrant shares. The chairman and chief executive officer of Seven Seas has granted us an option that could require him to purchase a portion of our notes and warrants if he has not invested at least $10.0 million in Seven Seas notes after the proposed rights offering. The 12% senior secured notes and $22.5 million of notes acquired by other parties are secured by a pledge of substantially all of the assets owned by Seven Seas, including all of the Seven Seas' subsidiaries which hold the concessions to the company's oil and gas interests in Colombia.

10. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued SFAS Nos. 141 and
142. SFAS No. 141, Business Combinations, requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142, Goodwill and Other Intangible Assets, changes the accounting for goodwill from an amortization method to an impairment-only approach and will be effective January 2002. We believe that adoption of these new standards will not have an effect on our results of operations or our financial position.

                          PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ACQUISITION OF GOTHIC ENERGY CORPORATION

We completed the acquisition of Gothic Energy Corporation on January 16, 2001 by merging a wholly-owned subsidiary into Gothic. We issued 4.0 million shares in the merger along with additional warrants and options to purchase our common stock in exchange for outstanding Gothic warrants and options. Prior to the merger, Chesapeake purchased substantially all of Gothic's 14.125% senior secured discount notes for total consideration of $80.8 million in cash and Chesapeake common stock. We also purchased $31.6 million principal amount of 11.125% senior secured notes due 2005 issued by Gothic's operating subsidiary for total consideration of $34.8 million in cash and Chesapeake common stock. Subsequent to the acquisition, we redeemed all remaining 14.125% senior secured discount notes for total consideration of $243,000. In February 2001, we purchased $1.0 million principal amount of Gothic senior secured notes tendered pursuant to a change-of-control offer at a purchase price of 101%. During April and May 2001, we purchased or redeemed the remaining $202.3 million of 11.125% senior secured notes for total consideration of $225.9 million. On May 14, 2001, Gothic Energy Corporation and Gothic Production Corporation became guarantor subsidiaries of Chesapeake's senior notes.

During 2000, we obtained a standby commitment for a $275 million credit facility. The facility, if needed, would have replaced our existing revolving credit facility and provided funds to repurchase any of Gothic Production Corporation's 11.125% senior secured notes tendered pursuant to a change-of-control offer required by the indenture. We did not use the standby credit facility and the commitment terminated in February 2001. Chesapeake incurred $3.4 million of costs for the standby facility which were recognized in the quarter ended March 31, 2001.

RESULTS OF OPERATIONS -- Three Months Ended June 30, 2001 ("Current Quarter") vs. June 30, 2000 ("Prior Quarter")

General. For the Current Quarter, we realized net income of $39.5 million, or $0.23 per diluted common share. This compares to net income of $31.6 million, or $0.22 per diluted common share, in the Prior Quarter. Net income included a $62.5 million non-cash risk management gain recorded pursuant to SFAS 133, and a $46.0 million extraordinary loss in connection with the early retirement of debt.

Oil and Gas Sales. During the Current Quarter, oil and gas sales increased 75% to $175.2 million from $100.2 million in the Prior Quarter. For the Current Quarter, we produced 39.1 billion cubic feet equivalent, consisting of 0.7 million barrels of oil and 35.0 billion cubic feet of gas, compared to 0.8 mmbo and 29.3 bcf, or 34.1 bcfe, in the Prior Quarter. The production increase is primarily the result of the Gothic acquisition. Average oil prices realized were $27.70 per barrel of oil in the Current Quarter compared to $24.46 per bo in the Prior Quarter, an increase of 13%. Average gas prices realized were $4.46 per thousand cubic feet in the Current Quarter compared to $2.76 per mcf in the Prior Quarter, an increase of 62%.

For the Current Quarter, we realized an average price of $4.48 per thousand cubic feet equivalent, compared to $2.94 per mcfe in the Prior Quarter. Our hedging activities resulted in increased oil and gas revenues of $7.2 million, or $0.18 per mcfe, in the Current Quarter, compared to decreases in oil and gas revenues of $11.0 million, or $0.32 per mcfe, in the Prior Quarter.

The following table shows our production by region for the Prior Quarter and the Current Quarter:

                                                        FOR THE THREE MONTHS ENDED JUNE 30,
                                          -----------------------------------------------------------
                                                       2000                            2001
                                          ------------------------------  ---------------------------
             OPERATING AREAS                  (mmcfe)         PERCENT         (mmcfe)       PERCENT
     ------------------------------       -------------   --------------  -------------  ------------
     Mid-Continent.................           19,215             56%          27,045            69%
     Gulf Coast....................            8,643             25            6,634            17
     Canada........................            3,579             11            3,111             8
     Permian Basin.................            1,540              5            1,133             3
     Other areas...................            1,108              3            1,214             3
                                              ------          ------          ------         -----
          Total....................           34,085            100%          39,137           100%
                                              ======          ======          ======         ======

Gas production represented approximately 90% of our total production volume on an equivalent basis in the Current Quarter, compared to 86% in the Prior Quarter.

Risk Management Income. Amounts recorded in this caption represent non-cash gains and losses created by temporary valuation swings in derivatives or portions of derivatives which are not entitled to receive hedge accounting. All amounts recorded in this caption are ultimately reversed in this caption over the respective contract terms. Risk management income for the Current Quarter was a net gain of $62.5 million, which included a $61.5 million gain attributable to the change in fair value for certain derivative instruments which did not meet the definition of cash flow hedges under SFAS 133 for the Current Quarter and a gain of $1.0 million relating to hedge ineffectiveness. Although derivatives often fail to achieve 100% effectiveness, our derivative instruments continue to be highly effective in achieving the risk management objectives for which they were intended.

Oil and Gas Marketing Sales. We realized $38.0 million in oil and gas marketing sales for third parties in the Current Quarter, with corresponding oil and gas marketing expenses of $36.9 million, for a margin of $1.1 million. This compares to sales of $34.2 million, expenses of $33.1 million, and a margin of $1.1 million in the Prior Quarter. The increase in marketing sales and cost of sales was due primarily to higher oil and gas prices in the Current Quarter as compared to the Prior Quarter.

Production Expenses. Production expenses increased to $18.8 million in the Current Quarter, a $6.2 million increase from the $12.6 million of production expenses incurred in the Prior Quarter. On a unit of production basis, production expenses were $0.48 and $0.37 per mcfe in the Current and Prior Quarters, respectively. The increase in production expenses between periods is due primarily to the additional costs associated with properties acquired since the Prior Quarter, the increase in ad valorem taxes due to higher commodity prices, and the overall increase in costs for goods and services that oil and gas producers have experienced in 2001.

Production Taxes. Production taxes, which consist primarily of wellhead severance taxes, were $10.0 million and $5.7 million in the Current and Prior Quarters, respectively. On a per unit basis, production taxes were $0.26 per mcfe in the Current Quarter compared to $0.17 per mcfe in the Prior Quarter. The increase in the Current Quarter is due to higher oil and gas prices. In general, production taxes are calculated using value-based formulas that produce higher per unit costs when oil and gas prices increase.

Oil and Gas Depreciation, Depletion and Amortization. Depreciation, depletion and amortization of oil and gas properties for the Current Quarter was $39.9 million, compared to $24.9 million in the Prior Quarter. The DD&A rate per mcfe, which is a function of capitalized costs, future development costs and the related underlying reserves in the periods presented, increased from $0.73 in the Prior Quarter to $1.02 in the Current Quarter. This increase is a result of the Gothic acquisition and escalating drilling and equipment costs in 2001. Chesapeake's DD&A rate in the future will be a function of the results of future acquisition, exploration, development and production results. Our rate is expected to trend upward in 2001 based on projected higher drilling, completion and acquisition costs throughout the oil and gas industry.

Depreciation and Amortization of Other Assets. Depreciation and amortization of other assets was $1.8 million in the Current Quarter and in the Prior Quarter. We anticipate D&A will continue at current levels during the remainder of 2001.

General and Administrative. General and administrative expenses, which are net of capitalized internal costs, were $2.9 million in the Current Quarter compared to $3.2 million in the Prior Quarter. We capitalized $2.1 million of internal costs in the Current Quarter directly related to our oil and gas exploration and development efforts, compared to $1.5 million in the Prior Quarter. We anticipate that G&A costs during the remainder of 2001 will remain at approximately the same level as the Current Period.

Interest and Other Income. Interest and other income for the Current Quarter was $0.7 million compared to $1.7 million in the Prior Quarter. The decrease was primarily the result of a reduction in interest and other miscellaneous income and the recognition of a $0.3 million loss, which represents our share of RAM Energy, Inc.'s net loss for the Current Quarter. We acquired 49.5% of the outstanding common stock of RAM Energy, Inc. on March 30, 2001. In addition, we have also made two recent investments in corporate notes. We acquired $12.1 million principal amount of RAM's 11.5% senior notes due 2008 on July 2, 2001, and we acquired $22.5 million principal amount of 12% senior secured notes due 2004 issued by Seven Seas Petroleum Inc. on July 24, 2001. These investments, which are described below under "Liquidity and Capital Resources," will cause our future interest income to increase.

Interest Expense. Interest expense increased to $23.0 million in the Current Quarter from $21.8 million in the Prior Quarter. The increase in the Current Quarter was due to the interest on debt assumed as a result of the Gothic acquisition partially offset by a decrease in interest expense resulting from the refinancing of a significant portion of our senior notes in April 2001. In addition to the interest expense reported, we capitalized $1.3 million of interest during the Current Quarter compared to $0.6 million capitalized in the Prior Quarter.

Income Taxes. During the Current Quarter, we recorded income tax expense of $57.5 million on pre-tax income before extraordinary item of $143.0 million, compared to income tax expense of $1.4 million on $33.0 million of pre-tax income in the Prior Quarter. The Prior Quarter expense related to our Canadian operations only. The Prior Quarter U.S. tax expense was offset by a corresponding reduction in the valuation allowance which had been established due to uncertainty surrounding our ability to utilize tax net operating loss carryforwards prior to their expiration. Based upon various factors, management determined that a valuation allowance was no longer required as of December 31, 2000 and as a result we recognized income tax expense in the Current Quarter.

Extraordinary Item. The $46.0 million extraordinary loss in the Current Quarter includes the payment of aggregate make-whole and redemption premiums related to debt repurchases and redemptions and the write-off of related unamortized debt costs and unamortized debt issue premium in the Current Quarter.

RESULTS OF OPERATIONS -- Six Months Ended June 30, 2001 ("Current Period") vs. June 30, 2000 ("Prior Period")

General. For the Current Period, Chesapeake realized net income of $109.8 million, or $0.64 per diluted common share. This compares to $52.8 million, or $0.36 per diluted common share in the Prior Period. Net income included a $62.5 million non-cash risk management gain recorded pursuant to SFAS 133, and a $46.0 million extraordinary loss in connection with the early retirement of debt.

Oil and Gas Sales. During the Current Period, oil and gas sales increased to $396.4 million from $187.5 million, an increase of $208.9 million, or 111%. For the Current Period, we produced 1.4 mmbo and 71.1 bcf, compared to 1.7 mmbo and
58.1 bcf in the Prior Period. The production increase is primarily the result of the Gothic acquisition. We have included Gothic's results of operations since January 1, 2001 because we had effective control as of that date. Average oil prices realized were $28.36 per barrel in the Current Period compared to $24.52 per barrel in the Prior Period, an increase of 16%. Average gas prices realized were $5.03 per mcf in the Current Period compared to $2.53 per mcf in the Prior Period, an increase of 99%.

For the Current Period, we realized an average price of $5.00 per mcfe, compared to $2.76 per mcfe in the Prior Period. Our hedging activities resulted in a decrease in oil and gas revenues of $23.3 million, or $0.29 per mcfe, in the Current Period, compared to a decrease in oil and gas revenues of $13.2 million in the Prior Period, or $0.19 per mcfe.

The following table shows our production by region for the Current Period and the Prior Period:

                                                         FOR THE SIX MONTHS ENDED JUNE 30,
                                          -----------------------------------------------------------
                                                       2000                            2001
                                          -----------------------------   ---------------------------
               OPERATING AREAS                (mmcfe)         PERCENT        (mmcfe)        PERCENT
     ---------------------------------    -------------   -------------   -------------  ------------
     Mid-Continent....................        37,734             55%          54,030            68%
     Gulf Coast.......................        18,808             28           14,926            19
     Canada...........................         6,504              9            5,798             7
     Permian..........................         3,145              5            2,672             4
     Other areas......................         1,825              3            1,867             2
                                              ------          ------          ------         -----
          Total.......................        68,016            100%          79,293           100%
                                              ======          ======          ======         ======

Gas production represented approximately 90% of our total production volume on an equivalent basis in the Current Period, compared to 85% in the Prior Period.

Risk Management Income. Amounts recorded in this caption represent non-cash gains and losses created by temporary valuation swings in derivatives or portions of derivatives which are not entitled to receive hedge accounting. All amounts recorded in this caption are ultimately reversed in this caption over the respective contract terms. Risk management income for the Current Period was a net gain of $62.5 million, which included a $61.5 million gain attributable to the change in fair value for certain derivative instruments which did not meet the definition of cash flow hedges under SFAS 133 for the Current Period and a gain of $1.0 million relating to hedge ineffectiveness. Although derivatives often fail to achieve 100% effectiveness, our derivative instruments continue to be highly effective in achieving the risk management objectives for which they were intended.

Oil and Gas Marketing Sales. We realized $94.2 million in oil and gas marketing sales to third parties in the Current Period, with corresponding oil and gas marketing expenses of $91.4 million for a margin of $2.8 million. This compares to sales of $61.6 million and expenses of $59.7 million in the Prior Period for a margin of $1.9 million. The increase in marketing sales and cost of sales was due primarily to higher oil and gas prices in the Current Period as compared to the Prior Period.

Production Expenses. Production expenses increased to $36.6 million in the Current Period, a $11.5 million increase from $25.1 million incurred in the Prior Period. On a production unit basis, production expenses were $0.46 and $0.37 per mcfe in the Current and Prior Periods, respectively. The increase in production expenses between periods is due primarily to the additional costs associated with properties acquired since the Prior Period, the increase in ad valorem taxes due to higher commodity prices and the overall increase in costs for goods and services that oil and gas producers have experienced in 2001.

Production Taxes. Production taxes, which consist primarily of wellhead severance taxes, were $24.3 million and $10.9 million in the Current and Prior Periods, respectively. On a per unit basis, production taxes were $0.31 per mcfe in the Current Period compared to $0.16 per mcfe in the Prior Period. This increase was the result of higher oil and gas prices. In general, production taxes are calculated using value-based formulas that produce higher per unit costs when oil and gas prices increase.

Oil and Gas Depreciation, Depletion and Amortization. DD&A for the Current Period was $78.1 million, compared to $49.4 million in the Prior Period. This increase was caused by increased production as well as an increase in the DD&A rate per mcfe from $0.73 to $0.98 in the Prior and Current Periods, respectively. This increase is a result of the Gothic acquisition and escalating drilling and equipment costs in 2001. Chesapeake's DD&A rate in the future will be a function of the results of future acquisition, exploration, development and production results. Our rate is expected to trend upward in 2001 based on projected higher drilling, completion and acquisition costs throughout the oil and gas industry.

Depreciation and Amortization of Other Assets. D&A increased to $3.8 million in the Current Period compared to $3.7 million in the Prior Period. We anticipate D&A will continue at current levels during the remainder of 2001.

General and Administrative. G&A, which is net of capitalized internal payroll and non-payroll expenses, was $6.9 million in the Current Period compared to $6.2 million in the Prior Period. This increase is primarily due to an increase in the number of employees and the general increase in overhead associated with the growth of Chesapeake. We capitalized $3.9 million of internal costs in the Current Period directly related to our oil and gas exploration and development efforts, compared to $3.4 million in the Prior Period. The increase in capitalized internal costs is primarily due to the addition of technical employees and other related costs. We anticipate that G&A costs during the remainder of 2001 will remain at approximately the same level as the Current Period.

Interest and Other Income. Interest and other income for the Current Period was $1.3 million compared to $2.9 million in the Prior Period. The decrease is primarily the result of a reduction in interest and other miscellaneous income and the recognition of a $0.3 million loss, which represents our share of RAM Energy, Inc.'s losses for the Current Quarter. We acquired 49.5% of the outstanding common stock of RAM Energy, Inc. on March 30, 2001. In addition, we have also made two recent investments in corporate notes. We acquired $12.1 million principal amount of RAM's 11.5% senior notes due 2008 on July 2, 2001, and we acquired $22.5 million principal amount of 12% senior secured notes due 2004 issued by Seven Seas Petroleum Inc. on July 24, 2001. These investments, which are described below under "Liquidity and Capital Resources," will cause our future interest income to increase.

Interest Expense. Interest expense increased to $48.9 million in the Current Period from $42.7 million in the Prior Period. The increase in the Current Period was due to the interest associated with the debt assumed as a result of the Gothic acquisition in the Current Period partially offset by a decrease in interest expense resulting from the refinancing of a significant portion of our senior notes in April 2001. We capitalized $2.2 million of interest during the Current Period compared to $1.3 million capitalized in the Prior Period.

Income Taxes. We recorded income tax expense of $105.2 million on pre-tax income of $261.0 million for the Current Period, compared to $1.5 million on pre-tax income of $54.3 million in the Prior Period. The Prior Period expense related to our Canadian operations only. The Prior Period U.S. tax expense was offset by a corresponding reduction in the valuation allowance which had been established due to uncertainty surrounding our ability to utilize net tax operating loss carryforwards prior to their expiration. Based upon various factors, management determined that a valuation allowance was no longer required as of December 31, 2000 and as a result we recognized income tax expense in the Current Period.

Extraordinary Item. The $46.0 million extraordinary loss in the Current Period includes the payment of aggregate make-whole and redemption premiums related to debt repurchases and redemptions and the write-off of related unamortized debt costs and unamortized debt issue premium in the Current Quarter.

RISK MANAGEMENT ACTIVITIES

See Item 3 -- "Quantitative and Qualitative Disclosures About Market Risks."

LIQUIDITY AND CAPITAL RESOURCES

Chesapeake had working capital of $77.0 million at June 30, 2001. On May 2, 2001, we received a temporary increase in our revolving credit facility from $100 million to $150 million, pending amendments to our credit facility. On June 11, 2001, our credit agreement was amended and restated, and our revolving credit facility was increased to $225 million, maturing September 2003, with an initial committed borrowing base of $225 million. The borrowing base is subject to periodic redeterminations. As of June 30, 2001, we had borrowed $160 million under the facility and $1.4 million of the facility secured various letters of credit. Borrowings under the facility are collateralized by some of our producing oil and gas properties and bear interest at either the reference rate of Union Bank of California, N.A., or London Interbank Offered Rate (LIBOR), at our option, plus a margin that varies according to total facility usage. The average interest rate on the outstanding facility at June 30, 2001 was 6.5%. Unused portions of the facility accrue an annual commitment fee of 0.50%. The credit facility contains various covenants and restrictive provisions including financial condition covenants requiring us to maintain certain financial ratios at or above specified levels. In addition, extensions of credit under the facility may not exceed the lesser of the maximum amount of indebtedness permitted under the 8.125% senior note indenture or 15% of adjusted consolidated net tangible assets.

At June 30, 2001, our senior notes represented $1.1 billion of our long-term debt. During the first quarter 2001, we purchased and subsequently retired $7.3 million of our 8.5% senior notes due 2012 for total consideration of $7.4 million, including accrued interest of $0.2 million and the write-off of $0.1 million of unamortized bond discount.

On April 6, 2001, we issued $800 million principal amount of 8.125% senior notes due 2011, which were subsequently exchanged on July 12, 2001 for substantially identical notes registered under the Securities Act of 1933. During April 2001, we used a portion of the offering proceeds to purchase $140.7 million principal amount of our 9.625% senior notes and $3.0 million principal amount of the 11.125% senior secured notes of Gothic Production Corporation, a Chesapeake subsidiary. On May 7, 2001, we redeemed all $120 million principal amount of our 9.125% senior notes, the remaining $359.3 million principal amount of our 9.625% senior notes and the remaining $199.3 million principal amount of Gothic Production Corporation's 11.125% senior secured notes. The purchase and redemption of these notes included payment of aggregate make-whole and redemption premiums of $75.6 million which was further adjusted by the write-off of unamortized debt costs and debt issue premiums. These costs are reflected as a $46.0 million, after tax, extraordinary loss in the Current Period. The refinancing lowered the interest rate and extended the maturity of approximately 74% of our senior notes.

Following the note redemptions, our senior notes consist of the following: $800 million principal amount of 8.125% senior notes due 2011, $150 million principal amount of 7.875% senior notes due 2004 and $142.7 million principal amount of 8.5% senior notes due 2012. Debt ratings for the senior notes are B2 by Moody's Investor Service, B+ by Standard & Poor's Ratings Services and BB- by Fitch, IBCA, Duff and Phelps as of June 18, 2001. Debt ratings for our secured bank credit facility is Ba3 by Moody's Investor Service, BB by Standard & Poor's Ratings Services and BB+ by Fitch, IBCA, Duff and Phelps. There are no scheduled principal payments required on any of the senior notes until March 2004, when $150 million is due.

Our senior notes are unsecured senior obligations of Chesapeake and rank equally with all of our other unsecured indebtedness. All of our wholly owned subsidiaries except Chesapeake Energy Marketing, Inc. and Carmen Acquisition Corp. guarantee the notes, including Gothic Energy Corporation and Gothic Production Corporation as of May 14, 2001. The 7.875% senior notes and the 8.5% senior notes are redeemable at our option at any time prior to March 15, 2004 at the make-whole price determined in accordance with the redemption indentures, and on and after March 15, 2004, we may redeem the 8.5% senior notes at the redemption price set forth in the indenture. We may redeem all or some of the 8.125% senior notes at any time after April 1, 2006 and prior to such date pursuant to make-whole provisions in the indenture. We must repurchase at least 50% of the 7.875% senior notes by August 31, 2003, in order to extend the credit facility until June 2005 for an amount equal to the total revolving credit facility commitment less the outstanding amount of the 7.875% notes plus $50 million.

The indenture for the 8.125% senior notes contains covenants limiting our ability and our restricted subsidiaries' ability to incur additional indebtedness; pay dividends on our capital stock or redeem, repurchase or retire our capital stock or subordinated indebtedness; make investments and other restricted payments; create restrictions on the payment of dividends or other amounts to us from our restricted subsidiaries; incur liens; engage in transactions with affiliates; sell assets; and consolidate, merge or transfer assets. The debt incurrence covenant does not affect our ability to borrow under or expand our secured credit facility. As of June 30, 2001, we estimate that secured commercial bank indebtedness of approximately $1.3 billion could have been incurred under the indenture. The indenture covenants do not apply to Chesapeake Energy Marketing, Inc. and Carmen Acquisition Corp., both unrestricted subsidiaries.

On May 1, 2001, we redeemed all of the outstanding shares of our 7% cumulative convertible preferred stock at a redemption price of $52.45 per share, payable in 5.7 shares of common stock and cash of $2.45. Prior to redemption, the preferred stock was convertible into common stock at a conversion price of $6.95 per share. During the Current Quarter, 622,768 shares of preferred stock were converted into 4,480,171 shares of common stock. On the redemption date, the remaining 1,269 shares of preferred stock were redeemed for 7,239 shares of common stock and cash in the amount of $3,115, including cash in lieu of fractional shares. Whether the shares had been converted or were redeemed, holders of preferred stock on April 3, 2001, the record date for the last regular quarterly dividend on the preferred stock, received the cash dividend paid on May 1, 2001.

We believe we have adequate resources, including cash on hand and budgeted cash flow from operations, to fund our capital expenditure budget for exploration and development activities during 2001, which are currently estimated to be approximately $300-325 million. However, we are concerned that the industry's finding costs and operating margins have been adversely impacted during the past few months by much higher service costs and much lower gas prices. As a result, we have elected to reduce our capital expenditure budget during the next 12 to 18 months by $125 million and expect other exploration and production companies to make capital expenditure reductions as well. We anticipate that a decrease in capital expenditures across the industry will lead to lower service costs and more attractive finding costs. Based on our current cash flow assumptions, the potential sale of our Canadian assets and our capital expenditure budget, we expect to have substantial cash flow available for debt reduction and acquisition of oil and gas properties in the next 12 to 18 months.

On March 30, 2001, we issued 1.1 million shares of Chesapeake common stock in exchange for 1.3 million shares of RAM Energy, Inc. common stock, representing 49.5% of its outstanding equity securities. Our shares were valued at $8.854 each, or $9.9 million in total. We agreed to adjust the consideration for our acquisition of RAM shares by making a cash payment to the RAM shareholders equal to the shortfall if they sell the Chesapeake shares they received at a price that is less than $8.854 per share. We have registered the Chesapeake shares for resale. We also received an option granted by one of the RAM shareholders to purchase an additional 1.0% of RAM's outstanding equity securities. The option is exercisable for a year beginning in February 2002 for an aggregate exercise price of $202,000 in cash. In May 2001, we purchased options to purchase RAM's 11.5% senior notes due February 15, 2008 at an average of $792 per $1,000 face amount of the notes. The option premiums were $0.6 million. On July 2, 2001 we exercised the options and received $12.1 million of RAM's 11.5% senior notes for a total purchase price of $10.7 million, which included accrued interest of $0.5 million. The notes we acquired represent approximately 11.7% of RAM's outstanding 11.5% senior notes.

On July 24, 2001, we purchased $22.5 million principal amount of 12% senior secured notes due 2004 issued by Seven Seas Petroleum Inc. and detachable seven-year warrants to purchase approximately 12.6 million shares of Seven Seas common stock at an exercise price of approximately $1.78 per share. The shares issuable upon exercise of the warrants will represent 20% of Seven Seas common stock after completion of a rights offering and other transactions contemplated by Seven Seas. Seven Seas has granted us registration rights with respect to the warrant shares. Seven Seas common stock is listed for trading on the American Stock Exchange. The chairman and chief executive officer of Seven Seas has granted us an option that could require him to purchase a portion of our notes and warrants if he has not invested at least $10.0 million in Seven Seas notes after the proposed rights offering The 12% senior secured notes and $22.5 million of notes acquired by other parties are secured by a pledge of substantially all of the assets owned by Seven Seas, including all of the Seven Seas' subsidiaries which hold the concessions to the company's oil and gas interests in Colombia.

Chesapeake is currently planning to sell its Canadian assets, which are located in the Helmet Field of northeastern British Columbia. The estimated reserves related to these assets totaled approximately 177 bcfe at June 30, 2001, which represent approximately 10% of our total reserves as of that date. The Canadian assets produce approximately 12 bcfe a year. We have received several offers for these properties and anticipate closing a sale late in the third quarter or early in the fourth quarter of 2001. Chesapeake expects to report a gain from the sale and intends to re-deploy the sales proceeds into debt reduction and/or further investment in our core U.S. operating areas, where we receive higher gas prices, possess greater operating efficiencies and achieve higher rates of return.

Our cash provided by operating activities increased 254% to $297.0 million during the Current Period compared to $83.9 million during the Prior Period. The increase was due primarily to higher oil and gas prices realized during the Current Period and the acquisition of Gothic Energy Corporation in January 2001.

Cash used in investing activities increased to $314.3 million during the Current Period from $130.6 million in the Prior Period. During the Current Period we expended approximately $177.1 million to initiate drilling on 117 (62.2 net) wells and invested approximately $28.8 million in leasehold acquisitions. This compares to $68.3 million to initiate drilling on 66 (35.6 net) wells and $10.6 million to purchase leasehold in the Prior Period. During the Current Period, we had acquisitions of oil and gas properties of $53.1 million and divestitures of oil and gas properties of $0.2 million. This compares to acquisitions of $25.0 million and divestitures of $1.4 million in the Prior Period. We also acquired
K. Stewart Petroleum Corporation for $22.4 million during the Current Period. This acquisition included 20 bcfe of proved reserves and more than 100 bcfe of probable and possible reserves. During the Current Period, we had additional investments in rig equipment totaling $11.9 million and investments in building and other fixed assets of $8.8 million.

There was $17.3 million of cash provided in financing activities in the Current Period, compared to $20.3 million in the Prior Period. The activity in the Current Period reflects the net increase in borrowings under our commercial bank credit facility of $135 million. This is primarily offset by the $786.7 million received from the issuance of the $800 million 8.125% senior notes in April 2001, the $906.0 million paid for the redemption of various senior secured notes and the $2.8 million received from the exercise of stock options.

In June 2001, the Financial Accounting Standards Board issued SFAS Nos. 141 and
142. SFAS No. 141, Business Combinations, requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142, Goodwill and Other Intangible Assets, changes the accounting for goodwill from an amortization method to an impairment-only approach and will be effective January 2002. We believe that adoption of these new standards will not have an effect on our results of operations or our financial position.

FORWARD-LOOKING STATEMENTS

This report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements give our current expectations or forecasts of future events. These statements are based on our historical operating trends, our estimate of proved reserves as of June 30, 2001 and our current derivative contract position. They include statements regarding oil and gas reserve estimates, planned capital expenditures, the drilling of oil and gas wells and future acquisitions, expected oil and gas production, cash flow and anticipated liquidity, business strategy and other plans and objectives for future operations, expected future expenses and utilization of net operating loss carryforwards. Statements concerning the fair values of derivative contracts and their estimated contribution to our future results of operations are based upon market information as of a specific date. These market prices are subject to significant volatility.

Although we believe the expectations and forecasts reflected in these and other forward-looking statements are reasonable, we can give no assurance they will prove to have been correct. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Factors that could cause actual results to differ materially from expected results are described under "Risk Factors" in our Form 10-K, as amended, for the year ended December 31, 2000, and include:

o    the volatility of oil and gas prices,

o    our substantial indebtedness,

o    our commodity price risk management activities,

o    the cost and availability of drilling and production services,

o    our ability to replace reserves,

o    the availability of capital,

o uncertainties inherent in estimating quantities of oil and gas reserves, projecting future rates of production and the timing of development expenditures,

o uncertainties in evaluating oil and gas reserves of acquired properties and associated potential liabilities,

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

o future ownership changes which could result in additional limitations to our NOLs,

o    adverse effects of governmental and environmental regulation,

o    losses possible from pending or future litigation,

o    the strength and financial resources of our competitors, and

o    the loss of officers or key employees.

We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report, and we undertake no obligation to update this information. We urge you to carefully review and consider the disclosures made in this and our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

COMMODITY PRICE RISK

Chesapeake's results of operations are highly dependent upon the prices received for oil and gas production.

RISK MANAGEMENT ACTIVITY

Our results of operations and operating cash flows are impacted by changes in market prices for oil and gas. To mitigate a portion of this exposure to adverse market changes, we have entered into derivative instruments. All of our derivative instruments have been entered into as hedges of oil and gas price risk and not for speculative purposes.

We utilize derivative instruments to reduce exposure to unfavorable changes in oil and gas prices which are subject to significant and often volatile fluctuations. Our derivative instruments are currently comprised of swaps, collars and cap-swaps. These instruments allow us to predict with greater certainty the effective oil and gas prices to be received for our hedged production.

o For swap instruments, we receive a fixed price for the respective commodities and pay a floating market price, as defined in each instrument, to the counterparty. The fixed-price payment and the floating-price payment are netted, resulting in a net amount due to or from the counterparty.

o Collars contain a fixed floor price (put) and ceiling price (call). If the market price exceeds the call strike price or falls below the put strike price, then we receive the fixed price and pay the market price. If the market price is between the call and the put strike price, then no payments are due from either party.

o For cap-swaps, we receive a fixed price for the respective commodities and pay a floating market price. The fixed price received by Chesapeake includes a premium in exchange for a "cap" on the counterparty's exposure.

Pursuant to SFAS 133, our cap-swaps do not qualify for designation as cash flow hedges. Therefore, changes in the fair value of these instruments that occur prior to their maturity are reported in the statement of operations as risk management income (loss). Amounts recorded in risk management income (loss) do not represent cash gains or losses. Rather, these amounts are temporary valuation swings in contracts or portions of contracts that are not entitled to receive hedge accounting treatment. All amounts initially recorded in this caption are ultimately reversed within this same caption over the respective contract terms.

The estimated fair values of our derivative instruments as of June 30, 2001 are provided below. The associated carrying values of these instruments are equal to the estimated fair values.

                                                                                      JUNE 30,
                                                                                        2001
                                                                                  ----------------
                                                                                  ($ IN THOUSANDS)
                 Derivative assets:
                   Fixed-price gas swaps....................................         $  75,874
                   Fixed-price gas cap-swaps................................            60,986
                   Fixed-price gas collars..................................            17,587
                   Fixed-price crude oil swaps..............................             3,681
                   Fixed-price crude oil cap-swaps..........................               509
                                                                                     ---------
                   Total....................................................         $ 158,637
                                                                                     =========

The fair value of our derivative instruments as of June 30, 2001 was estimated based on market prices of gas and crude oil for the periods covered by the instruments. The net differential between the prices in each instrument and market prices for future periods, as adjusted for estimated basis, has been applied to the volumes stipulated in each instrument to arrive at an estimated future value. The fair value of derivative instruments which contain options (such as collar structures) has been estimated based on remaining term, volatility and other factors.

Risk management income in the statement of operations for the following period is comprised of the following:

                                                                                  SIX MONTHS ENDED
                                                                                    JUNE 30, 2001
                                                                                  ----------------
                                                                                  ($ IN THOUSANDS)
                 Risk Management Income:
                   Change in fair value of derivatives not qualifying for
                       hedge accounting.....................................         $  61,495
                   Ineffective portion of derivatives qualifying for hedge
                       accounting...........................................               960
                                                                                     ---------
                                                                                     $  62,455
                                                                                     =========


Although derivatives often fail to achieve 100% effectiveness, our derivative instruments continue to be highly effective in achieving the risk management objectives for which they were intended.

The change in fair market value of our derivative instruments since December 31, 2000 has resulted from a decrease in market prices for gas and crude oil. The majority of this change in fair value was reflected in accumulated other comprehensive income, net of deferred income tax effects. Derivative assets reflected as current in the June 30, 2001 consolidated balance sheet represent the estimated fair value of derivative instrument settlements scheduled to occur over the subsequent twelve-month period based on market prices for oil and gas as of the balance sheet date. The derivative settlement amounts are not due and payable until the monthly period that the related underlying hedged transaction occurs.

We expect to transfer approximately $49.0 million of the balance in accumulated other comprehensive income, based upon the market prices at June 30, 2001, to earnings during the next 12 months when the forecasted transactions actually occur. All forecasted transactions currently being hedged are expected to occur by December 2003.

As of June 30, 2001, we had the following derivative instruments designed to hedge a portion of our domestic gas production for periods after June 2001:

                              SWAPS                          CAP-SWAPS                               COLLARS
                     -------------------------  -------------------------------------- ---------------------------------------
                                                                             NYMEX                    NYMEX          NYMEX
                                     NYMEX                     NYMEX        CAPPED                   DEFINED        DEFINED
                                     INDEX                     INDEX         LOW                       LOW           HIGH
                                     STRIKE                   STRIKE        STRIKE                   STRIKE         STRIKE
                       VOLUME        PRICE       VOLUME        PRICE         PRICE       VOLUME       PRICE          PRICE
                       (mmbtu)   ($ per mmbtu)   (mmbtu)   ($ per mmbtu) ($ per mmbtu)   (mmbtu)  ($ per mmbtu)  ($ per mmbtu)
                     ----------  -------------  ---------- ------------  ------------- ---------- -------------  -------------
3rd Quarter 2001     26,680,000       4.68       5,520,000     5.85           4.68      7,360,000     4.25           6.26
4th Quarter 2001     12,880,000       4.75      11,020,000     5.94           4.62      5,520,000     4.00           6.08
  Total 2001         39,560,000       4.71      16,540,000     5.91           4.64     12,880,000     4.14           6.19

1st Quarter 2002      7,200,000       4.36      18,900,000     5.32           4.09      1,800,000     4.00           5.75
2nd Quarter 2002      7,280,000       3.77      22,750,000     4.55           3.55      3,640,000     4.00           5.38
3rd Quarter 2002      7,360,000       3.84      23,000,000     4.57           3.57      3,680,000     4.00           5.38
4th Quarter 2002      7,360,000       3.99      18,120,000     4.49           3.49      2,460,000     4.00           5.56
  Total 2002         29,200,000       3.99      82,770,000     4.72           3.67     11,580,000     4.00           5.47

1st Quarter 2003      6,890,000       4.04       5,400,000     4.01           3.01             --       --             --
2nd Quarter 2003      6,370,000       3.61       5,460,000     3.56           2.56             --       --             --
3rd Quarter 2003      6,440,000       3.71       5,520,000     3.65           2.65             --       --             --
4th Quarter 2003      6,440,000       3.87       5,520,000     3.84           2.84             --       --             --
  Total 2003         26,140,000       3.82      21,900,000     3.77           2.77             --       --             --

Subsequent to June 30, 2001, we settled the gas swaps for July and August 2001. Gains of $13.0 million and $13.7 million will be recognized as price adjustments in July and August 2001, respectively.

Subsequent to June 30, 2001, we settled the July and August 2001 gas cap-swaps. Gains of $2.2 million and $2.2 million will be recognized as price adjustments in July and August 2001, respectively.

Subsequent to June 30, 2001, we settled the gas collars for July and August 2001. Gains of $2.3 million and $2.6 million will be recognized as price adjustments in July and August 2001, respectively.

As of June 30, 2001, we had the following open derivative instruments designed to hedge a portion of our domestic crude oil production for periods after June 2001:

                                        SWAPS                            CAP-SWAPS
                              ------------------------     -------------------------------------
                                                                                        NYMEX
                                              NYMEX                       NYMEX        CAPPED
                                              INDEX                       INDEX          LOW
                                             STRIKE                      STRIKE        STRIKE
                               VOLUME         PRICE        VOLUME         PRICE         PRICE
                               (mbbls)     ($ per bbl)     (mbbls)     ($ per bbl)   ($ per bbl)
                               -------     -----------     -------     -----------   -----------
3rd Quarter 2001                 490           29.65           --             --           --
4th Quarter 2001                 490           29.56           --             --           --
  Total 2001                     980           29.61           --             --           --

1st Quarter 2002                  --             --           270          25.64         20.64
2nd Quarter 2002                  --             --           273          25.41         20.41
3rd Quarter 2002                  --             --           276          25.18         20.18
4th Quarter 2002                  --             --           276          24.98         19.98
  Total 2002                      --             --         1,095          25.30         20.30

Subsequent to June 30, 2001, we settled the crude oil swap for July 2001 for a gain of $0.5 million which will be recognized as a price adjustment in July 2001.

Subsequent to June 30, 2001, we entered into the following derivative instruments designed to hedge a portion of our domestic gas production for periods after June 2001:

                                        SWAPS                            CAP-SWAPS
                             ---------------------------  ----------------------------------------
                                                                                         NYMEX
                                               NYMEX                       NYMEX        CAPPED
                                               INDEX                       INDEX          LOW
                                              STRIKE                      STRIKE        STRIKE
                                VOLUME         PRICE        VOLUME         PRICE         PRICE
                               (mmbtu)     ($ per mmbtu)    (mmbtu)    ($ per mmbtu) ($ per mmbtu)
                             ----------    -------------  ----------   ------------- -------------
4th Quarter 2001              8,300,000         3.37              --          --           --
  Total 2001                  8,300,000         3.37              --          --           --

1st Quarter 2002              3,600,000         4.05              --          --           --
2nd Quarter 2002              1,820,000         3.69              --          --           --
3rd Quarter 2002              1,840,000         3.80              --          --           --
4th Quarter 2002              5,500,000         3.99              --          --           --
  Total 2002                 12,760,000         3.94              --          --           --

1st Quarter 2003              7,200,000         4.03       3,600,000        3.85          2.85
2nd Quarter 2003              7,280,000         3.63       3,640,000        3.49          2.49
3rd Quarter 2003              7,360,000         3.72       3,680,000        3.58          2.58
4th Quarter 2003              7,360,000         3.91       3,680,000        3.76          2.76
  Total 2003                 29,200,000         3.82      14,600,000        3.67          2.67

Subsequent to June 30, 2001, we entered into the following derivative instruments designed to hedge a portion of our domestic crude oil production for periods after June 2001:

                                                         SWAPS
                                               ---------------------------
                                                               NYMEX INDEX
                                               VOLUME         STRIKE PRICE
                                               (mbbls)         ($ per bbl)
                                               -------         -----------
              1st Quarter 2002                  180               25.71
              2nd Quarter 2002                  182               25.14
              3rd Quarter 2002                   62               25.00
                Total 2002                      424               25.36

In addition to commodity hedging transactions related to our oil and gas production, our marketing subsidiary, Chesapeake Energy Marketing, Inc., enters into various hedging transactions designed to hedge against physical purchase and sale commitments it makes. Gains or losses on these transactions are recorded as adjustments to oil and gas marketing sales in the consolidated statements of operations and are not considered material by management.

INTEREST RATE RISK

The table below presents principal cash flows and related weighted average interest rates by expected maturity dates. The fair value of the long-term debt has been estimated based on quoted market prices.

                                                                          JUNE 30, 2001
                                           ----------------------------------------------------------------------------
                                                                        YEARS OF MATURITY
                                           ----------------------------------------------------------------------------
                                           2001     2002     2003        2004    2005  THEREAFTER     TOTAL  FAIR VALUE
                                           ----     ----     ----        ----    ----  ----------     -----  ----------
                                                                        ($ IN MILLIONS)
LIABILITIES:
  Long-term debt, including current
    portion -- fixed rate.............    $0.4      $ 0.6  $  --       $150.0   $  --     $942.7   $1,093.7    $1,080.5
  Average interest rate...............      9.1%      9.1%    --          7.9%     --        8.2%       8.1%         --

  Long-term debt -- variable rate.....    $ --      $ --   $160.0      $  --    $  --     $  --    $  160.0    $  160.0
  Average interest rate...............      --        --      6.5%        --       --        --         6.5%         --

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During the second quarter of 2001, we issued 4,480,171 shares of our common stock upon the conversion of 622,768 shares of our 7% convertible preferred stock. The preferred stock was convertible into common stock at a conversion price of $6.95 per share based on the market value of the common stock on the date of conversion. On the redemption date for the preferred stock, May 1, 2001, we issued 7,239 shares of common stock and paid cash in the amount of $3,115, including cash in lieu of fractional shares, to redeem the remaining 1,269 shares of preferred stock outstanding. The redemption price was $52.45 per share of preferred stock, payable in 5.7 shares of common stock and cash of $2.45. The issuances of common stock upon conversion and redemption of preferred stock were not registered under the Securities Act of 1933 in reliance on the exemption from registration provided by Section 3(a)(9) of the Act. They were exchanges by us with our existing security holders exclusively, and no commission or other remuneration was paid or given for soliciting such exchanges.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES OR DIVIDEND ARREARAGES

-- Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Four matters were submitted to a vote of the shareholders at Chesapeake's annual meeting of shareholders held on June 8, 2001: the election of directors, amendments to our certificate of incorporation to reduce the maximum number of directors from 15 to nine and to increase the number of authorized shares of common stock from 250 million to 350 million, and the adoption of a stock option plan for employees and consultants. In the election of directors, Edgar F. Heizer, Jr. received 140,635,223 votes for election, and 9,265,991 shares were withheld from voting; Tom L. Ward received 140,676,801 votes for election, and 9,224,413 shares were withheld from voting; and Frederick B. Whittemore received 140,637,879 votes for election, and 9,263,335 shares were withheld from voting. There were no broker non-votes. The other directors whose terms continued after the meeting are Breene M. Kerr, Aubrey K. McClendon and Shannon T. Self. In the amendment to our certificate of incorporation to reduce the maximum number of directors, 147,324,523 votes were received for the amendment, 2,312,816 votes were received against the amendment and 263,875 shares were withheld from voting on this proposal. In the amendment to our certificate of incorporation to increase the number of authorized shares of common stock, 141,065,675 votes were received for the amendment, 8,488,634 votes were received against the amendment and 346,905 shares were withheld from voting on this proposal. In the adoption of Chesapeake's 2001 Stock Option Plan, 109,487,795 votes were received for adoption of the plan, 39,935,520 votes were received against adoption of the plan and 477,899 shares were withheld from voting on this proposal.

ITEM 5. OTHER INFORMATION

-- Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

                The following exhibits are filed as a part of this report:

          Exhibit No.

              3.1     Registrant's Restated Certificate of Incorporation.

              3.2     Registrant's Bylaws, as amended through August 10, 2001.

              4.6 $225,000,000 Second Amended and Restated Credit Agreement, dated as of June 11, 2001, among Chesapeake Energy Corporation, Chesapeake Exploration Limited Partnership, as Borrower, Bear Stearns Corporate Lending Inc., as Syndication Agent, Union Bank of California, N.A., as Administrative Agent and Collateral Agent, BNP Paribas and Toronto Dominion (Texas), Inc., as Co-Documentation Agents and other lenders party thereto.

              10.1.8 Registrant's 2001 Stock Option Plan. Incorporated herein by reference to Exhibit B to Registrant's definitive proxy statement for its 2001 annual meeting of shareholders filed April 30, 2001.

              10.1.9  Registrant's 2001 Executive Officer Stock Option Plan.

              10.1.10 Registrant's 2001 Nonqualified Stock Option Plan.

              12      Computation of ratios of earnings to fixed charges.

(b)      Reports on Form 8-K

              During the quarter ended June 30, 2001, we filed the following current reports on Form 8-K:

On April 2, 2001, we filed a current report on Form 8-K reporting under Item 5 that we had issued a press release on March 30, 2001 announcing the schedule for releasing revised 2001 forecasts and providing information for accessing the related conference call.

On April 2, 2001, we filed a current report on Form 8-K reporting under Item 5 that we had issued a press release on March 30, 2001 announcing the pricing of our $800 million offering of 8-1/8% Senior Notes due 2011 and our planned redemption of $823 million principal amount of senior notes.

On April 3, 2001, we filed a current report on Form 8-K reporting under Item 9 that we had issued a press release on April 2, 2001 announcing updated operating assumptions, commodity hedging activities and projections for 2001 and 2002 and the availability of the information on our web site.

On April 9, 2001, we filed a current report on Form 8-K reporting under Item 5 that we had issued a press release on April 6, 2001 announcing the closing of our $800 million offering of 8-1/8% Senior Notes due 2011 and the redemption to occur on May 7, 2001 of all of our $500 million principal amount of 9-5/8% Senior Notes due 2005 and $120 million principal amount of 9-1/8% Senior Notes due 2006 and the outstanding $202.5 million principal amount of 11-1/8% Senior Secured Notes due 2005 of our subsidiary Gothic Production Corporation.

On April 16, 2001, we filed a current report on Form 8-K under Item 9 reporting the posting on our web site of operating assumptions and projections for the first two quarters of 2001 and full years 2001 and 2002.

On April 17, 2001, we filed a current report on Form 8-K reporting under Item 5 that we had issued a press release on April 16, 2001 announcing the schedule for our first quarter 2001 earnings release, providing information for accessing the related conference call and our presentation at an industry conference, and reporting operating assumptions, commodity hedging activities and projections for the first two quarters of 2001 and full years 2001 and 2002.

On April 27, 2001, we filed a current report on Form 8-K reporting under Item 5 that we had issued a press release on April 26, 2001 announcing our financial and operating results for the first quarter of 2001.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     CHESAPEAKE ENERGY CORPORATION
                                                (Registrant)



                                     By: /s/ Aubrey K. McClendon
                                         ---------------------------------
                                         Aubrey K. McClendon
                                         Chairman and Chief Executive Officer



     August 14, 2001                 By: /s/ Marcus C. Rowland
----------------------------             ---------------------------------
           Date                          Marcus C. Rowland
                                         Executive Vice President and
                                         Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit No.
-----------
3.1            Registrant's Restated Certificate of Incorporation.

3.2            Registrant's Bylaws, as amended through August 10, 2001.

4.6 $225,000,000 Second Amended and Restated Credit Agreement, dated as of June 11, 2001, among Chesapeake Energy Corporation,
               Chesapeake Exploration Limited Partnership, as Borrower, Bear
               Stearns Corporate Lending Inc., as Syndication Agent, Union Bank of California, N.A., as Administrative Agent and Collateral
               Agent, BNP Paribas and Toronto Dominion (Texas), Inc., as
               Co-Documentation Agents and other lenders party thereto.

10.1.8 Registrant's 2001 Stock Option Plan. Incorporated herein by reference to Exhibit B to Registrant's definitive proxy statement for its 2001 annual meeting of shareholders filed April 30, 2001.

10.1.9         Registrant's 2001 Executive Officer Stock Option Plan.

10.1.10        Registrant's 2001 Nonqualified Stock Option Plan.

12             Computation of ratios of earnings to fixed charges.