Form 10-Q
period 2001-09-30
CHESAPEAKE ENERGY CORP
filed 2001-10-26
CIK 895126

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

                                 YES [X] NO [ ]

         At October 23, 2001, there were 164,475,498 shares of our $.01 par value common stock outstanding.

================================================================================

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

           INDEX TO FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2001



PART I. FINANCIAL INFORMATION
                                                                                                  PAGE
                                                                                                  ----

          Item 1.     Consolidated Financial Statements:

                      Consolidated Balance Sheets at December 31, 2000 and
                      September 30, 2001 (Unaudited)                                                3

                      Consolidated Statements of Operations for the Three Months and
                      Nine Months Ended September 30, 2000 and 2001 (Unaudited)                     4

                      Consolidated Statements of Cash Flows for the Nine Months Ended
                      September 30, 2000 and 2001 (Unaudited)                                       5

                      Consolidated Statements of Comprehensive Income
                      for the Three Months and Nine Months Ended
                      September 30, 2000 and 2001 (Unaudited)                                       6

                      Notes to Consolidated Financial Statements (Unaudited)                        7

          Item 2.     Management's Discussion and Analysis of Financial Condition and
                      Results of Operations                                                        22

          Item 3.     Quantitative and Qualitative Disclosures About Market Risks                  29


PART II. OTHER INFORMATION

          Item 1.     Legal Proceedings                                                            33

          Item 2.     Changes in Securities and Use of Proceeds                                    33

          Item 3.     Defaults Upon Senior Securities                                              33

          Item 4.     Submission of Matters to a Vote of Security Holders                          33

          Item 5.     Other Information                                                            33

          Item 6.     Exhibits and Reports on Form 8-K                                             33

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                                    DECEMBER 31,    SEPTEMBER 30,
                                                     ASSETS                                             2000            2001
                                                                                                    ------------    ------------
                                                                                                           ($ IN THOUSANDS)
CURRENT ASSETS:
  Cash and cash equivalents .....................................................................   $         --    $     17,042
  Restricted cash ...............................................................................          3,500              --
  Accounts receivable:
    Oil and gas sales ...........................................................................         50,109          16,449
    Oil and gas marketing sales .................................................................         46,953          40,346
    Joint interest and other, net of allowances of $1,085,000 and $1,077,000,
        respectively ............................................................................         15,998          40,456
    Related parties .............................................................................          4,383           9,946
  Deferred income tax asset .....................................................................         40,819              --
  Short-term derivative instruments .............................................................             --         175,964
  Inventory .....................................................................................          3,167           4,728
  Other .........................................................................................          1,997           3,733
                                                                                                    ------------    ------------
        Total Current Assets ....................................................................        166,926         308,664
                                                                                                    ------------    ------------
PROPERTY AND EQUIPMENT:
  Oil and gas properties, at cost based on full-cost accounting:
    Evaluated oil and gas properties ............................................................      2,590,512       3,318,487
    Unevaluated properties ......................................................................         25,685          60,686
    Less: accumulated depreciation, depletion and amortization ..................................     (1,770,827)     (1,893,821)
                                                                                                    ------------    ------------
                                                                                                         845,370       1,485,352
  Other property and equipment ..................................................................         79,898         115,672
  Less: accumulated depreciation and amortization ...............................................        (37,034)        (40,528)
                                                                                                    ------------    ------------
        Total Property and Equipment ............................................................        888,234       1,560,496
                                                                                                    ------------    ------------
OTHER ASSETS:
  Investment in Gothic Energy Corporation .......................................................        126,434              --
  Deferred income tax asset .....................................................................        229,823          94,819
  Long-term derivative instruments ..............................................................             --          63,066
  Long-term investments, other ..................................................................          2,000          47,767
  Other assets ..................................................................................         27,009          15,786
                                                                                                    ------------    ------------
        Total Other Assets ......................................................................        385,266         221,438
                                                                                                    ------------    ------------
TOTAL ASSETS ....................................................................................   $  1,440,426    $  2,090,598
                                                                                                    ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable and current maturities of long-term debt ........................................   $        836    $        817
  Accounts payable ..............................................................................         62,940          83,286
  Accrued property acquisitions .................................................................         22,530              --
  Accrued interest ..............................................................................         17,537          32,989
  Other accrued liabilities .....................................................................         21,637          34,913
  Revenues and royalties due others .............................................................         35,682          28,557
  Income tax payable ............................................................................          1,539           3,354
                                                                                                    ------------    ------------
        Total Current Liabilities ...............................................................        162,701         183,916
                                                                                                    ------------    ------------
LONG-TERM DEBT, NET .............................................................................        944,845       1,268,414
                                                                                                    ------------    ------------
REVENUES AND ROYALTIES DUE OTHERS ...............................................................          7,798          12,002
                                                                                                    ------------    ------------
DEFERRED INCOME TAX LIABILITY ...................................................................         11,850           9,340
                                                                                                    ------------    ------------
OTHER LIABILITIES ...............................................................................             --           3,943
                                                                                                    ------------    ------------
CONTINGENCIES (NOTE 4)
STOCKHOLDERS' EQUITY:
  Preferred Stock, $.01 par value, 10,000,000 shares authorized; 624,037 and 0 shares of 7% cumulative convertible stock issued and outstanding at December 31, 2000 and
    September 30, 2001, entitled in liquidation to $31.2 million and $0 million, respectively ...         31,202              --
  Common Stock, par value of $.01, 350,000,000 shares authorized; 157,819,171 and 169,259,778
    shares issued at December 31, 2000 and September 30, 2001, respectively .....................          1,578           1,693
  Paid-in capital ...............................................................................        963,584       1,044,821
  Accumulated deficit ...........................................................................       (659,286)       (491,918)
  Accumulated other comprehensive income (loss) .................................................         (3,901)         78,369
  Less: treasury stock, at cost; 4,788,747 and 4,792,529 common shares at December 31,
    2000 and September 30, 2001, respectively ...................................................        (19,945)        (19,982)
                                                                                                    ------------    ------------
        Total Stockholders' Equity ..............................................................        313,232         612,983
                                                                                                    ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ......................................................   $  1,440,426    $  2,090,598
                                                                                                    ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                             THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                                SEPTEMBER 30,               SEPTEMBER 30,
                                                                          ------------------------    ------------------------
                                                                             2000          2001          2000          2001
                                                                          ----------    ----------    ----------    ----------
                                                                                 ($ IN THOUSANDS, EXCEPT PER SHARE DATA)
REVENUES:
 Oil and gas sales ....................................................   $  123,971    $  177,746    $  311,485    $  574,190
 Risk management income ...............................................           --        32,260            --        94,715
 Oil and gas marketing sales ..........................................       44,211        28,905       105,821       123,071
                                                                          ----------    ----------    ----------    ----------
     Total Revenues ...................................................      168,182       238,911       417,306       791,976
                                                                          ----------    ----------    ----------    ----------

OPERATING COSTS:
 Production expenses ..................................................       11,696        19,303        36,822        55,933
 Production taxes .....................................................        6,198         7,063        17,131        31,349
 General and administrative ...........................................        3,377         3,240         9,597        10,114
 Oil and gas marketing expenses .......................................       42,917        27,946       102,583       119,337
 Oil and gas depreciation, depletion and amortization .................       25,227        46,821        74,587       124,904
 Depreciation and amortization of other assets ........................        1,849         2,164         5,551         5,954
                                                                          ----------    ----------    ----------    ----------
     Total Operating Costs ............................................       91,264       106,537       246,271       347,591
                                                                          ----------    ----------    ----------    ----------
INCOME FROM OPERATIONS ................................................       76,918       132,374       171,035       444,385
                                                                          ----------    ----------    ----------    ----------

OTHER INCOME (EXPENSE):
 Interest and other income ............................................          867           132         3,726         1,384
 Interest expense .....................................................      (21,680)      (24,104)      (64,357)      (72,977)
 Gothic standby credit facility costs .................................           --            --            --        (3,392)
                                                                          ----------    ----------    ----------    ----------
     Total Other Income (Expense) .....................................      (20,813)      (23,972)      (60,631)      (74,985)
                                                                          ----------    ----------    ----------    ----------

INCOME BEFORE INCOME TAX AND EXTRAORDINARY ITEM .......................       56,105       108,402       110,404       369,400
INCOME TAX EXPENSE ....................................................        1,416        43,394         2,879       148,619
                                                                          ----------    ----------    ----------    ----------
INCOME BEFORE EXTRAORDINARY ITEM ......................................       54,689        65,008       107,525       220,781
EXTRAORDINARY ITEM:
 Loss on early extinguishment of debt, net of applicable income tax ...           --            --            --       (46,000)
                                                                          ----------    ----------    ----------    ----------
NET INCOME ............................................................       54,689        65,008       107,525       174,781

 Preferred stock dividends ............................................         (965)           --        (7,914)         (728)
 Gain (loss) on repurchase of preferred stock .........................       (5,321)           --         6,574            --
                                                                          ----------    ----------    ----------    ----------
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS ...........................   $   48,403    $   65,008    $  106,185    $  174,053
                                                                          ==========    ==========    ==========    ==========


EARNINGS PER COMMON SHARE -- BASIC:
 Income before extraordinary item .....................................   $     0.33    $     0.40    $     0.88    $     1.36
 Extraordinary item ...................................................           --            --            --         (0.28)
                                                                          ----------    ----------    ----------    ----------
 Net income ...........................................................   $     0.33    $     0.40    $     0.88    $     1.08
                                                                          ==========    ==========    ==========    ==========

EARNINGS PER COMMON SHARE -- ASSUMING DILUTION:
 Income before extraordinary item .....................................   $     0.31    $     0.38    $     0.73    $     1.29
 Extraordinary item ...................................................           --            --            --         (0.27)
                                                                          ----------    ----------    ----------    ----------
 Net income ...........................................................   $     0.31    $     0.38    $     0.73    $     1.02
                                                                          ==========    ==========    ==========    ==========


WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT
 SHARES OUTSTANDING (IN THOUSANDS):
 Basic ................................................................      146,593       164,440       121,089       161,603
                                                                          ==========    ==========    ==========    ==========
 Assuming dilution ....................................................      158,847       170,384       147,428       170,937
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

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                      NINE MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                                ----------------------------
                                                                                    2000            2001
                                                                                ------------    ------------
                                                                                      ($ IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ................................................................   $    107,525    $    174,781
  Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation, depletion and amortization .................................         77,434         127,987
   Risk management income ...................................................             --         (94,715)
   Extraordinary loss on early extinguishment of debt .......................             --          46,000
   Deferred income taxes ....................................................          2,879         148,619
   Write-off of credit facility cost ........................................             --           3,392
   Amortization of loan costs ...............................................          2,704           2,871
   Amortization of bond discount ............................................             63             700
   Accretion of Gothic note premium .........................................             --            (750)
   Loss on sale of fixed assets and other ...................................              8              48
   Equity in losses of equity investees .....................................            131           1,331
   Bad debt expense .........................................................            256              --
   Other ....................................................................            (47)            274
                                                                                ------------    ------------
     Cash provided by operating activities before changes in
        current assets and liabilities ......................................        190,953         410,538
   Changes in current assets and liabilities ................................        (16,239)         30,418
                                                                                ------------    ------------
     Cash provided by operating activities ..................................        174,714         440,956
                                                                                ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Exploration and development of oil and gas properties .....................       (127,811)       (314,452)
  Purchases of oil and gas properties .......................................        (36,315)        (76,055)
  Sales of oil and gas properties ...........................................          1,429           1,432
  Sales of non-oil and gas assets ...........................................          1,134             734
  Additions to buildings and other fixed assets .............................         (5,707)        (13,049)
  Additions to drilling rig equipment .......................................             --         (15,393)
  Additions to long-term investments ........................................         (6,194)        (37,206)
  Investment in Gothic Energy Corporation ...................................        (24,622)             --
  Additions to other assets .................................................             --         (12,340)
  Other .....................................................................         (2,482)           (174)
                                                                                ------------    ------------
     Cash used in investing activities ......................................       (200,568)       (466,503)
                                                                                ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term borrowings ........................................        166,000         372,000
  Payments on long-term borrowings ..........................................       (158,500)       (208,000)
  Cash received from issuance of senior notes ...............................             --         786,664
  Cash paid to purchase senior notes ........................................             --        (830,382)
  Cash paid for redemption premium on senior notes ..........................             --         (75,639)
  Cash received from exercise of stock options ..............................          1,005           2,929
  Cash paid for preferred stock dividend ....................................             --          (1,092)
  Cash payments with preferred stock swaps ..................................         (8,269)             --
  Cash paid in settlement of make-whole provision related to common stock ...             --          (3,336)
  Other .....................................................................             --             (10)
                                                                                ------------    ------------
     Cash provided by financing activities ..................................            236          43,134
                                                                                ------------    ------------

EFFECT OF CHANGES IN EXCHANGE RATE ON CASH ..................................           (313)           (545)
                                                                                ------------    ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS ...................................        (25,931)         17,042
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ..............................         38,658              --
                                                                                ------------    ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD ....................................   $     12,727    $     17,042
                                                                                ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)


                                                                           THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                               SEPTEMBER 30,               SEPTEMBER 30,
                                                                         ------------------------    ------------------------
                                                                            2000          2001          2000          2001
                                                                         ----------    ----------    ----------    ----------
                                                                                           ($ IN THOUSANDS)

Net income ...........................................................   $   54,689    $   65,008    $  107,525    $  174,781
Other comprehensive income (loss), net of income tax:
  Foreign currency translation adjustments ...........................       (1,165)       (2,826)       (4,118)       (3,551)
  Cumulative effect of accounting change for financial derivatives ...           --            --            --       (53,580)
  Change in derivative fair value ....................................           --        64,240            --       202,163
  Reclassification of settled contacts ...............................           --       (34,786)           --       (60,844)
  Ineffectiveness portion of derivatives qualifying for hedge
    accounting .......................................................           --          (958)           --        (1,918)
                                                                         ----------    ----------    ----------    ----------
Other comprehensive income ...........................................   $   53,524    $   90,678    $  103,407    $  257,051
                                                                         ==========    ==========    ==========    ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)




1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Principles of Consolidation - The accompanying unaudited consolidated financial statements of Chesapeake Energy Corporation and Subsidiaries have been prepared in accordance with the instructions to Form 10-Q as prescribed by the Securities and Exchange Commission. All material adjustments (consisting solely of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods have been reflected. The results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year. This Form 10-Q relates to the three and nine months ended September 30, 2000 (the "Prior Quarter" and "Prior Period," respectively) and the three and nine months ended September 30, 2001 (the "Current Quarter" and "Current Period," respectively).

Change in Accounting Method - Effective January 1, 2001, we adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting guidelines for our hedging activities. It requires that all derivative instruments be recognized as assets or liabilities in the consolidated balance sheet measured at fair value. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative and the resulting designation. For derivative instruments designated as cash flow hedges which meet the effectiveness guidelines of SFAS 133, changes in fair value are recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge effectiveness is measured at least quarterly based on the relative changes in fair value between the derivative contract and the hedged item over time. Any change in fair value resulting from ineffectiveness, as defined by SFAS 133, is recognized immediately in earnings. Changes in fair value of contracts that do not meet the SFAS 133 definition of a cash flow hedge are also recognized in earnings.

Adoption of SFAS 133 at January 1, 2001 resulted in the recognition of $9.3 million of current derivative assets and $98.6 million in current derivative liabilities. The cumulative effect of the accounting change decreased accumulated other comprehensive income by $53.6 million, net of income tax, but did not have an effect on our net income or earnings per share amounts.

All of our derivative instruments have been executed in connection with our oil and natural gas hedging program. The realized derivative profit or loss is included in oil and gas sales in the period for which the underlying production was hedged.

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

2. OIL AND GAS PROPERTIES

We utilize the full cost method of accounting for costs related to our oil and gas properties. Under this method, all such costs (productive and nonproductive) are capitalized and amortized on an aggregate basis over the estimated lives of the properties using the units-of-production method. These capitalized costs are subject to a ceiling test, however, which limits such pooled costs to the aggregate of the present value of future net revenues attributable to proved oil and gas reserves discounted at 10% plus the lower of cost or market value of unproved properties. The full cost ceiling is evaluated at the end of each quarter. At September 30, 2001, our unamortized costs of oil and gas properties exceeded this ceiling amount by approximately $220 million due to low gas prices in effect on that date. The market price for natural gas at Henry Hub was $1.83 on September 28, 2001. However, due to the subsequent recovery in market prices for natural gas, we were not required to record a write-down of oil and gas properties. A

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)


decline in gas and oil prices from current levels, or other factors, without other mitigating circumstances, could cause a future write-down of capitalized costs and a non-cash charge against future earnings.

3. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

The estimated fair values of our derivative instruments as of September 30, 2001 are provided below. The associated carrying values of these instruments are equal to the estimated fair values.

                                                                               SEPTEMBER 30,
                                                                                   2001
                                                                              ---------------
                                                                              ($ IN THOUSANDS)
Derivative assets:
  Fixed-price gas swaps ...................................................   $       121,443
  Fixed-price gas cap-swaps ...............................................            90,762
  Fixed-price gas collars .................................................            19,954
  Fixed-price crude oil swaps .............................................             4,836
  Fixed-price crude oil cap-swaps .........................................             2,035
                                                                              ---------------
  Total ...................................................................   $       239,030
                                                                              ===============

The fair value of our derivative instruments as of September 30, 2001 was estimated based on market prices of gas and crude oil for the periods covered by the instruments. The net differential between the prices in each instrument and market prices for future periods has been applied to the volumes stipulated in each instrument to arrive at an estimated fair value. The fair value of derivative instruments which contain options (such as collar structures) has been estimated based on remaining term, volatility and other factors.

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)



Risk management income in the statement of operations for the following periods is comprised of the following:

                                                                                 THREE MONTHS ENDED  NINE MONTHS ENDED
                                                                                 SEPTEMBER 30, 2001  SEPTEMBER 30, 2001
                                                                                 ------------------  ------------------
                                                                                           ($ IN THOUSANDS)
Risk Management Income:
  Change in fair value of derivatives not qualifying for
      hedge accounting .........................................................   $        37,742    $       102,793
  Reclassification of settled contracts ........................................            (6,440)            (9,996)
  Ineffective portion of derivatives qualifying for hedge accounting ...........               958              1,918
                                                                                   ---------------    ---------------
                                                                                   $        32,260    $        94,715
                                                                                   ===============    ===============

Although derivatives often fail to achieve 100% effectiveness for accounting purposes, our derivative instruments continue to be highly effective in achieving the risk management objectives for which they were intended.

The change in fair value of our derivative instruments since December 31, 2000 has resulted from a decrease in market prices for oil and gas. The majority of this change in fair value was reflected in accumulated other comprehensive income, net of deferred income tax effects. Derivative assets reflected as current in the September 30, 2001 consolidated balance sheet represent the estimated fair value of derivative instrument settlements scheduled to occur over the subsequent twelve-month period based on market prices for oil and gas as of the balance sheet date. The derivative settlement amounts are not due and payable until the month in which the related underlying hedged transaction occurs.

We expect to transfer approximately $59.1 million of the balance in accumulated other comprehensive income, based upon the market prices at September 30, 2001, to earnings during the next 12 months when the forecasted transactions actually occur. All forecasted transactions currently being hedged are expected to occur by December 2003.

4. CONTINGENCIES

West Panhandle Field Cessation Cases. One of our subsidiaries, Chesapeake Panhandle Limited Partnership ("CP") (f/k/a MC Panhandle, Inc.), and two subsidiaries of Kinder Morgan, Inc. have been defendants in 13 lawsuits filed between June 1997 and January 1999 by royalty owners seeking the cancellation of oil and gas leases in the West Panhandle Field in Texas. MC Panhandle, Inc., which we acquired in April 1998, has owned the leases since January 1, 1997. The co-defendants are prior lessees. The plaintiffs in these cases have claimed the leases terminated upon the cessation of production for various periods, primarily during the 1960s. In addition, the plaintiffs have sought to recover conversion damages, exemplary damages, attorneys' fees and interest. The defendants have asserted that any cessation of production was excused and have pled affirmative defenses of limitations, waiver, temporary estoppel, laches and title by adverse possession. Four of the 13 cases have been tried, and there have been appellate decisions in three of them. In January 2001, we settled the claims of the principal plaintiffs in eight of ten cases tried or pending in the District Court of Moore County, Texas, 69th Judicial District. The settlement was not material to our financial condition or results of operations. In two of these cases, we have filed petitions for review in the Texas Supreme Court with respect to the claims of plaintiffs who were not covered by the settlement.

There are five related West Panhandle cessation cases which continue to be pending, two in the District Court of Moore County, Texas, 69th Judicial District, one in the District Court of Carson County, Texas, 100th Judicial

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)


District, and two in the U.S. District Court, Northern District of Texas, Amarillo Division. In one of the Moore County cases, CP and the other defendants have appealed a January 2000 judgment notwithstanding verdict in favor of plaintiffs. In addition to quieting title to the lease (including existing gas wells and all attached equipment) in plaintiffs, the court awarded actual damages against CP in the amount of $716,400 and exemplary damages in the amount of $25,000. The court further awarded, jointly and severally from all defendants, $160,000 in attorneys' fees and interest and court costs. On March 28, 2001, the Amarillo Court of Appeals reversed and rendered judgment in favor of CP and the other defendants, finding that the subject leases had been revived as a matter of law, making all other issues moot. Plaintiffs have filed petitions requesting that the Texas Supreme Court accept the case for review. In the other Moore County, Texas case, in June 1999, the court granted plaintiffs' motion for summary judgment in part, finding that the lease had terminated due to the cessation of production, subject to the defendants' affirmative defenses. In February 2001, the court granted plaintiffs' motion for summary judgment on defendants' affirmative defenses but reversed its ruling that the lease had terminated as a matter of law. In one of the U.S. District Court cases, after a trial in May 1999, the jury found plaintiffs' claims were barred by the payment of shut-in royalties, laches and revivor. Plaintiffs have moved for a new trial. There are motions pending in the remaining two cases.

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

A reconciliation for the Prior and Current Quarters and the Prior and Current Period is as follows (in thousands, except per share data):

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)


                                                                     INCOME               SHARES            PER SHARE
                                                                   (NUMERATOR)         (DENOMINATOR)          AMOUNT
                                                                 ---------------      ---------------     ---------------
FOR THE QUARTER ENDED SEPTEMBER 30, 2000:

  BASIC EPS
  Income available to common stockholders ..................     $        48,403              146,593     $          0.33
                                                                                                          ===============

  EFFECT OF DILUTIVE SECURITIES
  Assumed conversion of 624,037 shares of
    preferred stock at the beginning of the period:
    Common shares assumed issued ...........................                  --                4,489
    Preferred stock dividends ..............................                 546                   --
  Employee stock options ...................................                  --                7,765
                                                                 ---------------      ---------------

  DILUTED EPS
  Income available to common stockholders
     and assumed conversions ...............................     $        48,949              158,847     $          0.31
                                                                 ===============      ===============     ===============

FOR THE QUARTER ENDED SEPTEMBER 30, 2001:

  BASIC EPS
  Income available to common stockholders ..................     $        65,008              164,440     $          0.40
                                                                                                          ===============

  EFFECT OF DILUTIVE SECURITIES
  Employee stock options ...................................                  --                5,937
  Warrants assumed in Gothic acquisition ...................                  --                    7
                                                                 ---------------      ---------------

  DILUTED EPS
  Income available to common stockholders
     and assumed conversions ...............................     $        65,008              170,384     $          0.38
                                                                 ===============      ===============     ===============

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000:

  BASIC EPS
  Income available to common stockholders ..................     $       106,185              121,089     $          0.88
                                                                                                          ===============

  EFFECT OF DILUTIVE SECURITIES
  Assumed conversion at the beginning of the period
    of preferred shares exchanged during the period:
    Common shares assumed issued ...........................                  --               15,282
    Preferred stock dividends ..............................               6,276                   --
    Gain on redemption of preferred stock ..................              (6,574)                  --
  Assumed conversion of 624,037 shares of
    preferred stock at beginning of period:
    Common shares assumed issued ...........................                  --                4,489
    Preferred stock dividends ..............................               1,638                   --
  Employee stock options ...................................                  --                6,568
                                                                 ---------------      ---------------

  DILUTED EPS
  Income available to common stockholders
    and assumed conversions ................................     $       107,525              147,428     $          0.73
                                                                 ===============      ===============     ===============

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001:

  BASIC EPS
  Income available to common stockholders ..................     $       174,053              161,603     $          1.08
                                                                                                          ===============

  EFFECT OF DILUTIVE SECURITIES
  Assumed conversion at the beginning of the
    period of preferred shares exchanged
    during the period:
    Common shares assumed issued ...........................                  --                1,957
    Preferred stock dividends ..............................                 728                   --
  Employee stock options ...................................                  --                7,370
  Warrants assumed in Gothic acquisition ...................                  --                    7
                                                                 ---------------      ---------------

  DILUTED EPS
  Income available to common stockholders
    and assumed conversions ................................     $       174,781              170,937     $          1.02
                                                                 ===============      ===============     ===============

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)


For the Prior Quarter, the Current Quarter, the Prior Period and the Current Period, outstanding options to purchase 0.3 million, 3.8 million, 0.7 million and 0.3 million shares of common stock at a weighted average exercise price of $15.65, $6.97, $10.49 and $17.25, respectively, were antidilutive because the exercise prices of the options were greater than the average market price of our common stock. For the Current Quarter and Current Period, outstanding warrants to purchase 1.1 million shares of common stock at a weighted average exercise price of $12.48 were antidilutive because the exercise prices of the warrants were greater than the average market price of our common stock.

6. SENIOR NOTES

On April 6, 2001, we issued $800 million principal amount of 8.125% senior notes due 2011, of which substantially all were subsequently exchanged on July 12, 2001 for substantially identical notes registered under the Securities Act of 1933. During April 2001, we used a portion of the offering proceeds to purchase $140.7 million principal amount of our 9.625% senior notes and $3.0 million principal amount of the 11.125% senior secured notes of Gothic Production Corporation, a Chesapeake subsidiary. On May 7, 2001, we redeemed all $120 million principal amount of our 9.125% senior notes, the remaining $359.3 million principal amount of our 9.625% senior notes and the remaining $199.3 million principal amount of Gothic Production Corporation's 11.125% senior secured notes. The purchase and redemption of these notes included payment of aggregate make-whole and redemption premiums of $75.6 million which was further adjusted by the write-off of unamortized debt costs and debt issue premiums. These costs are reflected as a $46.0 million, after tax, extraordinary loss in the Current Period.

On January 16, 2001, we acquired Gothic and its obligations under the 11.125% senior secured notes. See note 7. At March 31, 2001, there was outstanding $202.3 million principal amount of 11.125% senior secured notes due 2005 which had been issued by Gothic Production Corporation and guaranteed by Gothic Energy Corporation. The 11.125% senior secured notes were collateralized by a second priority lien on substantially all of the gas and oil properties owned by Gothic Production Corporation. The notes were redeemable at Gothic Production Corporation's option on or after May 1, 2002 at the redemption prices set forth in the indenture or prior to May 1, 2002 at the make-whole prices set forth in the indenture. In April 2001, we purchased $3.0 million of these notes for total consideration of $3.5 million, including $0.1 million in interest and $0.4 million in premium. On May 7, 2001, the remaining $199.3 million was redeemed for total consideration of $222.5 million, including $0.4 million in interest and $22.8 million in redemption premium.

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

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)


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

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



                      CONDENSED CONSOLIDATING BALANCE SHEET
                             AS OF DECEMBER 31, 2000
                                ($ IN THOUSANDS)

                                                                           NON-
                                                         GUARANTOR      GUARANTOR
                                                       SUBSIDIARIES     SUBSIDIARY        PARENT       ELIMINATIONS    CONSOLIDATED
                                                       ------------    ------------    ------------    ------------    ------------

                                                                ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ........................   $    (19,868)   $      7,200    $     12,668    $         --    $         --
  Restricted cash ..................................          3,500              --              --              --           3,500
  Accounts receivable ..............................         91,903          46,903              --         (21,363)        117,443
  Deferred income tax asset ........................             --              --          40,819              --          40,819
  Inventory ........................................          3,040             127              --              --           3,167
  Other ............................................          1,997              --              --              --           1,997
                                                       ------------    ------------    ------------    ------------    ------------
        Total Current Assets .......................         80,572          54,230          53,487         (21,363)        166,926
                                                       ------------    ------------    ------------    ------------    ------------
PROPERTY AND EQUIPMENT:
  Oil and gas properties ...........................      2,590,512              --              --              --       2,590,512
  Unevaluated leasehold ............................         25,685              --              --              --          25,685
  Other property and equipment .....................         30,670          23,246          25,982              --          79,898
  Less: accumulated depreciation, depletion and
    amortization ...................................     (1,787,314)        (18,153)         (2,394)             --      (1,807,861)
                                                       ------------    ------------    ------------    ------------    ------------
        Net Property and Equipment .................        859,553           5,093          23,588              --         888,234
                                                       ------------    ------------    ------------    ------------    ------------
OTHER ASSETS:
  Investments in subsidiaries and
    intercompany advances ..........................             --              --        (612,832)        612,832              --
  Investment in Gothic Energy Corporation ..........             --           9,732         116,702              --         126,434
  Deferred tax asset ...............................             --              --         229,823              --         229,823
  Other assets .....................................          9,890             418          89,516         (70,815)         29,009
                                                       ------------    ------------    ------------    ------------    ------------
        Total Other Assets .........................          9,890          10,150        (176,791)        542,017         385,266
                                                       ------------    ------------    ------------    ------------    ------------
TOTAL ASSETS .......................................   $    950,015    $     69,473    $    (99,716)   $    520,654    $  1,440,426
                                                       ============    ============    ============    ============    ============

                                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Notes payable and current maturities of
    long-term debt .................................   $        836    $         --    $         --    $         --    $        836

  Accounts payable and other .......................        118,620          49,613          19,090         (25,458)        161,865
                                                       ------------    ------------    ------------    ------------    ------------
        Total Current Liabilities ..................        119,456          49,613          19,090         (25,458)        162,701
                                                       ------------    ------------    ------------    ------------    ------------
LONG-TERM DEBT .....................................         92,321              --         919,244         (66,720)        944,845
                                                       ------------    ------------    ------------    ------------    ------------
REVENUES AND ROYALTIES DUE OTHERS ..................          7,798              --              --              --           7,798
                                                       ------------    ------------    ------------    ------------    ------------
DEFERRED INCOME TAX LIABILITY ......................         11,850              --              --              --          11,850
                                                       ------------    ------------    ------------    ------------    ------------
INTERCOMPANY PAYABLES ..............................      1,351,144             138      (1,351,282)             --              --
                                                       ------------    ------------    ------------    ------------    ------------
STOCKHOLDERS' EQUITY (DEFICIT):
  Common Stock .....................................             26               1           1,569             (18)          1,578
  Other ............................................       (632,580)         19,721         311,663         612,850         311,654
                                                       ------------    ------------    ------------    ------------    ------------
                                                           (632,554)         19,722         313,232         612,832         313,232
                                                       ------------    ------------    ------------    ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIT) ..........................................   $    950,015    $     69,473    $    (99,716)   $    520,654    $  1,440,426
                                                       ============    ============    ============    ============    ============

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



                      CONDENSED CONSOLIDATING BALANCE SHEET
                            AS OF SEPTEMBER 30, 2001
                                ($ IN THOUSANDS)


                                                      GUARANTOR     NON-GUARANTOR
                                                     SUBSIDIARIES    SUBSIDIARIES       PARENT       ELIMINATIONS    CONSOLIDATED
                                                     ------------   -------------    ------------    ------------    ------------

                                                                 ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ......................   $    (15,954)   $       (167)   $     33,163    $         --    $     17,042
  Accounts receivable ............................         84,600          40,296           1,116         (18,815)        107,197
  Deferred income tax asset ......................             --              --              --              --              --
  Short-term derivative instruments ..............        175,964              --              --              --         175,964
  Inventory ......................................          4,187             541              --              --           4,728
  Other ..........................................          3,724               4               5              --           3,733
                                                     ------------    ------------    ------------    ------------    ------------
          Total Current Assets ...................        252,521          40,674          34,284         (18,815)        308,664
                                                     ------------    ------------    ------------    ------------    ------------
PROPERTY AND EQUIPMENT:
  Oil and gas properties .........................      3,318,487              --              --              --       3,318,487
  Unevaluated leasehold ..........................         60,686              --              --              --          60,686
  Other property and equipment ...................         57,822          23,495          34,355              --         115,672
  Less: accumulated depreciation,
     depletion and amortization ..................     (1,912,845)        (18,541)         (2,963)             --      (1,934,349)
                                                     ------------    ------------    ------------    ------------    ------------
          Net Property and Equipment .............      1,524,150           4,954          31,392              --       1,560,496
                                                     ------------    ------------    ------------    ------------    ------------
OTHER ASSETS:
  Investments in subsidiaries and
    intercompany advances ........................             --              --        (163,220)        163,220              --
  Deferred income tax asset ......................       (205,519)           (704)        301,042              --          94,819
  Long-term derivative instruments ...............         63,066              --              --              --          63,066
  Long-term investments, other ...................             --           8,561          39,206              --          47,767
  Other assets ...................................          6,088           2,770          76,085         (69,157)         15,786
                                                     ------------    ------------    ------------    ------------    ------------
        Total Other Assets .......................       (136,365)         10,627         253,113          94,063         221,438
                                                     ------------    ------------    ------------    ------------    ------------
TOTAL ASSETS .....................................   $  1,640,306    $     56,255    $    318,789    $     75,248    $  2,090,598
                                                     ============    ============    ============    ============    ============

                                               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable and current
     maturities of long-term debt ................   $        817    $         --    $         --    $         --    $        817
  Accounts payable and other .....................        137,340          32,299          32,541         (19,081)        183,099
                                                     ------------    ------------    ------------    ------------    ------------
          Total Current Liabilities ..............        138,157          32,299          32,541         (19,081)        183,916
                                                     ------------    ------------    ------------    ------------    ------------
LONG-TERM DEBT ...................................        255,720              --       1,081,814         (69,120)      1,268,414
                                                     ------------    ------------    ------------    ------------    ------------
REVENUES AND ROYALTIES DUE
  OTHERS .........................................         12,002              --              --              --          12,002
                                                     ------------    ------------    ------------    ------------    ------------
DEFERRED INCOME TAXES ............................          9,340              --              --              --           9,340
                                                     ------------    ------------    ------------    ------------    ------------
OTHER LIABILITIES ................................          3,943              --              --              --           3,943
                                                     ------------    ------------    ------------    ------------    ------------
INTERCOMPANY PAYABLES ............................      1,409,226            (906)     (1,408,549)            229              --
                                                     ------------    ------------    ------------    ------------    ------------
STOCKHOLDERS' EQUITY:
  Common Stock ...................................             66               1           1,683             (57)          1,693
  Other ..........................................       (188,148)         24,861         611,300         163,277         611,290
                                                     ------------    ------------    ------------    ------------    ------------
                                                         (188,082)         24,862         612,983         163,220         612,983
                                                     ------------    ------------    ------------    ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .......   $  1,640,306    $     56,255    $    318,789    $     75,248    $  2,090,598
                                                     ============    ============    ============    ============    ============

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                ($ IN THOUSANDS)

                                                      GUARANTOR     NON-GUARANTOR
                                                     SUBSIDIARIES    SUBSIDIARIES       PARENT       ELIMINATIONS    CONSOLIDATED
                                                     ------------   -------------    ------------    ------------    ------------

FOR THE THREE MONTHS ENDED SEPTEMBER 30,
2000:
REVENUES:
  Oil and gas sales ..............................   $    123,971    $         --    $         --    $         --    $    123,971
  Oil and gas marketing sales ....................             --          98,035              --         (53,824)         44,211
                                                     ------------    ------------    ------------    ------------    ------------
     Total Revenues ..............................        123,971          98,035              --         (53,824)        168,182
                                                     ------------    ------------    ------------    ------------    ------------
OPERATING COSTS:
  Production expenses and taxes ..................         17,894              --              --              --          17,894
  General and administrative .....................          2,997             346              34              --           3,377
  Oil and gas marketing expenses .................             --          96,741              --         (53,824)         42,917
  Oil and gas depreciation, depletion
    and amortization .............................         25,227              --              --              --          25,227
  Other depreciation and amortization ............            991              20             838              --           1,849
                                                     ------------    ------------    ------------    ------------    ------------
     Total Operating Costs .......................         47,109          97,107             872         (53,824)         91,264
                                                     ------------    ------------    ------------    ------------    ------------
INCOME (LOSS) FROM OPERATIONS ....................         76,862             928            (872)             --          76,918
                                                     ------------    ------------    ------------    ------------    ------------
OTHER INCOME (EXPENSE):
  Interest and other income ......................            645             166          20,965         (20,909)            867
  Interest expense ...............................        (21,727)             --         (20,862)         20,909         (21,680)
  Equity in net earnings of subsidiaries .........             --              --          55,458         (55,458)             --
                                                     ------------    ------------    ------------    ------------    ------------
     Total Other Income (Expense) ................        (21,082)            166          55,561         (55,458)        (20,813)
                                                     ------------    ------------    ------------    ------------    ------------
INCOME BEFORE INCOME TAXES .......................         55,780           1,094          54,689         (55,458)         56,105
INCOME TAX EXPENSE ...............................          1,416              --              --              --           1,416
                                                     ------------    ------------    ------------    ------------    ------------
NET INCOME .......................................   $     54,364    $      1,094    $     54,689    $    (55,458)   $     54,689
                                                     ============    ============    ============    ============    ============

FOR THE THREE MONTHS ENDED SEPTEMBER 30,
2001:
REVENUES:
  Oil and gas sales ..............................   $    177,746    $         --    $         --    $         --    $    177,746
  Risk management income .........................         32,260              --              --              --          32,260
  Oil and gas marketing sales ....................             --          94,446              --         (65,541)         28,905
                                                     ------------    ------------    ------------    ------------    ------------
     Total Revenues ..............................        210,006          94,446              --         (65,541)        238,911
                                                     ------------    ------------    ------------    ------------    ------------
OPERATING COSTS:
  Production expenses and taxes ..................         26,366              --              --              --          26,366
  General and administrative .....................          2,835             324              81              --           3,240
  Oil and gas marketing expenses .................             --          93,487              --         (65,541)         27,946
  Oil and gas depreciation, depletion
    and amortization .............................         46,821              --              --              --          46,821
  Other depreciation and amortization ............          1,606              20             538              --           2,164
                                                     ------------    ------------    ------------    ------------    ------------
     Total Operating Costs .......................         77,628          93,831             619         (65,541)        106,537
                                                     ------------    ------------    ------------    ------------    ------------
INCOME (LOSS) FROM OPERATIONS ....................        132,378             615            (619)             --         132,374
                                                     ------------    ------------    ------------    ------------    ------------
OTHER INCOME (EXPENSE):
  Interest and other income ......................            107            (956)         24,708         (23,727)            132
  Interest expense ...............................        (25,044)             --         (22,787)         23,727         (24,104)
  Gothic standby credit facility costs ...........             --              --              --              --              --
  Equity in net earnings of subsidiaries .........             --              --          64,227         (64,227)             --
                                                     ------------    ------------    ------------    ------------    ------------
     Total Other Income (Expense) ................        (24,937)           (956)         66,148         (64,227)        (23,972)
                                                     ------------    ------------    ------------    ------------    ------------
INCOME (LOSS) BEFORE INCOME TAXES
  AND EXTRAORDINARY ITEM .........................        107,441            (341)         65,529         (64,227)        108,402
INCOME TAX EXPENSE (BENEFIT) .....................         43,009            (136)         26,212         (25,691)         43,394
                                                     ------------    ------------    ------------    ------------    ------------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM ..........         64,432            (205)         39,317         (38,536)         65,008
                                                     ------------    ------------    ------------    ------------    ------------
EXTRAORDINARY ITEM:
  Loss on early extinguishment of debt, net
     of applicable income tax ....................             --              --              --              --              --
                                                     ------------    ------------    ------------    ------------    ------------
NET INCOME (LOSS) ................................   $     64,432    $       (205)   $     39,317    $    (38,536)   $     65,008
                                                     ============    ============    ============    ============    ============

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)




                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                ($ IN THOUSANDS)

                                                       GUARANTOR    NON-GUARANTOR
                                                     SUBSIDIARIES    SUBSIDIARIES       PARENT       ELIMINATIONS    CONSOLIDATED
                                                     ------------   -------------    ------------    ------------    ------------
FOR THE NINE MONTHS ENDED SEPTEMBER 30,
2000:
REVENUES:
  Oil and gas sales ..............................   $    311,138    $        347    $         --    $         --    $    311,485
  Oil and gas marketing sales ....................             --         247,133              --        (141,312)        105,821
                                                     ------------    ------------    ------------    ------------    ------------
     Total Revenues ..............................        311,138         247,480              --        (141,312)        417,306
                                                     ------------    ------------    ------------    ------------    ------------
OPERATING COSTS:
  Production expenses and taxes ..................         53,873              80              --              --          53,953
  General and administrative .....................          8,558             936             103              --           9,597
  Oil and gas marketing expenses .................             --         243,895              --        (141,312)        102,583
  Oil and gas depreciation, depletion
    and amortization .............................         74,486             101              --              --          74,587
  Other depreciation and amortization ............          3,025              60           2,466              --           5,551
                                                     ------------    ------------    ------------    ------------    ------------
     Total Operating Costs .......................        139,942         245,072           2,569        (141,312)        246,271
                                                     ------------    ------------    ------------    ------------    ------------
INCOME (LOSS) FROM OPERATIONS ....................        171,196           2,408          (2,569)             --         171,035
                                                     ------------    ------------    ------------    ------------    ------------
OTHER INCOME (EXPENSE):
  Interest and other income ......................          2,608             969          62,877         (62,728)          3,726
  Interest expense ...............................        (64,166)            (34)        (62,885)         62,728         (64,357)
  Equity in net earnings of subsidiaries .........             --              --         110,102        (110,102)             --
                                                     ------------    ------------    ------------    ------------    ------------
     Total Other Income (Expense) ................        (61,558)            935         110,094        (110,102)        (60,631)
                                                     ------------    ------------    ------------    ------------    ------------
INCOME BEFORE INCOME TAXES .......................        109,638           3,343         107,525        (110,102)        110,404
INCOME TAX EXPENSE ...............................          2,879              --              --              --           2,879
                                                     ------------    ------------    ------------    ------------    ------------
NET INCOME .......................................   $    106,759    $      3,343    $    107,525    $   (110,102)   $    107,525
                                                     ============    ============    ============    ============    ============

FOR THE NINE MONTHS ENDED SEPTEMBER 30,
2001:
REVENUES:
  Oil and gas sales ..............................   $    574,190    $         --    $         --    $         --    $    574,190
  Risk management income .........................         94,715              --              --              --          94,715
  Oil and gas marketing sales ....................             --         336,959              --        (213,888)        123,071
                                                     ------------    ------------    ------------    ------------    ------------
     Total Revenues ..............................        668,905         336,959              --        (213,888)        791,976
                                                     ------------    ------------    ------------    ------------    ------------
OPERATING COSTS:
  Production expenses and taxes ..................         87,282              --              --              --          87,282
  General and administrative .....................          8,928             933             253              --          10,114
  Oil and gas marketing expenses .................             --         333,225              --        (213,888)        119,337
  Oil and gas depreciation, depletion
    and amortization .............................        124,904              --              --              --         124,904
  Other depreciation and amortization ............          3,955              60           1,939              --           5,954
                                                     ------------    ------------    ------------    ------------    ------------
     Total Operating Costs .......................        225,069         334,218           2,192        (213,888)        347,591
                                                     ------------    ------------    ------------    ------------    ------------
INCOME (LOSS) FROM OPERATIONS ....................        443,836           2,741          (2,192)             --         444,385
                                                     ------------    ------------    ------------    ------------    ------------
OTHER INCOME (EXPENSE):
  Interest and other income ......................          1,246            (982)         71,250         (70,130)          1,384
  Interest expense ...............................        (77,059)             (1)        (66,047)         70,130         (72,977)
  Gothic standby credit facility costs ...........             --              --          (3,392)             --          (3,392)
  Equity in net earnings of subsidiaries .........             --              --         212,839        (212,839)             --
                                                     ------------    ------------    ------------    ------------    ------------
     Total Other Income (Expense) ................        (75,813)           (983)        214,650        (212,839)        (74,985)
                                                     ------------    ------------    ------------    ------------    ------------
INCOME BEFORE INCOME TAXES
  AND EXTRAORDINARY ITEM .........................        368,023           1,758         212,458        (212,839)        369,400
INCOME TAX EXPENSE ...............................        148,067             704          84,984         (85,136)        148,619
                                                     ------------    ------------    ------------    ------------    ------------
INCOME BEFORE EXTRAORDINARY ITEM .................        219,956           1,054         127,474        (127,703)        220,781
                                                     ------------    ------------    ------------    ------------    ------------
EXTRAORDINARY ITEM:
  Loss on early extinguishment of debt,
     net of applicable income tax ................         (8,171)             --         (37,829)             --         (46,000)
                                                     ------------    ------------    ------------    ------------    ------------
NET INCOME .......................................   $    211,785    $      1,054    $     89,645    $   (127,703)   $    174,781
                                                     ============    ============    ============    ============    ============

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                                ($ IN THOUSANDS)


                                                      GUARANTOR     NON-GUARANTOR
                                                     SUBSIDIARIES    SUBSIDIARIES       PARENT       ELIMINATIONS    CONSOLIDATED
                                                     ------------   -------------    ------------    ------------    ------------
FOR THE NINE MONTHS ENDED SEPTEMBER 30,
2000:
CASH FLOWS FROM OPERATING ACTIVITIES .............   $    175,178    $    (15,301)   $     14,837    $         --    $    174,714
                                                     ------------    ------------    ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Oil and gas properties, net ....................       (164,212)          1,515              --              --        (162,697)
  Proceeds from sale of assets ...................          1,134              --              --              --           1,134
  Investment in Gothic ...........................             --              --         (24,622)             --         (24,622)
  Other investments ..............................         (4,194)             --          (2,000)             --          (6,194)
  Other additions ................................         (4,172)            (46)         (3,971)             --          (8,189)
                                                     ------------    ------------    ------------    ------------    ------------
                                                         (171,444)          1,469         (30,593)             --        (200,568)
                                                     ------------    ------------    ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES .............         (9,724)         (3,009)         12,969              --             236
                                                     ------------    ------------    ------------    ------------    ------------
EFFECT OF CHANGES IN EXCHANGE RATE ON CASH .......           (313)             --              --              --            (313)
                                                     ------------    ------------    ------------    ------------    ------------
NET INCREASE (DECREASE) IN CASH ..................         (6,303)        (16,841)         (2,787)             --         (25,931)
CASH, BEGINNING OF PERIOD ........................         (7,156)         20,409          25,405              --          38,658
                                                     ------------    ------------    ------------    ------------    ------------
CASH, END OF PERIOD ..............................   $    (13,459)   $      3,568    $     22,618    $         --    $     12,727
                                                     ============    ============    ============    ============    ============


FOR THE NINE MONTHS ENDED SEPTEMBER 30,
2001:
CASH FLOWS FROM OPERATING ACTIVITIES .............   $    409,779    $     12,271    $     18,906    $         --    $    440,956
                                                     ------------    ------------    ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Oil and gas properties, net ....................       (389,075)             --              --              --        (389,075)
  Proceeds from sale of assets ...................            734              --              --              --             734
  Additions to other property and equipment ......        (19,819)           (250)         (8,373)             --         (28,442)
  Other additions ................................         (5,846)             --         (43,874)             --         (49,720)
                                                     ------------    ------------    ------------    ------------    ------------
                                                         (414,006)           (250)        (52,247)             --        (466,503)
                                                     ------------    ------------    ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES .............          8,686         (19,388)         53,836              --          43,134
                                                     ------------    ------------    ------------    ------------    ------------
EFFECT OF CHANGES IN EXCHANGE RATE ON CASH .......           (545)             --              --              --            (545)
                                                     ------------    ------------    ------------    ------------    ------------
NET INCREASE (DECREASE) IN CASH ..................          3,914          (7,367)         20,495              --          17,042
CASH, BEGINNING OF PERIOD ........................        (19,868)          7,200          12,668              --              --
                                                     ------------    ------------    ------------    ------------    ------------
CASH, END OF PERIOD ..............................   $    (15,954)   $       (167)   $     33,163    $         --    $     17,042
                                                     ============    ============    ============    ============    ============

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


        CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                ($ IN THOUSANDS)


                                                                           NON-
                                                         GUARANTOR      GUARANTOR
                                                       SUBSIDIARIES   SUBSIDIARIES      PARENT      ELIMINATIONS   CONSOLIDATED
                                                       ------------   ------------    -----------   ------------   ------------
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000:
  Net income (loss) .................................   $    54,364    $     1,094    $    54,689    $   (55,458)   $    54,689
  Other comprehensive income, net of income tax:
    Foreign currency translation ....................        (1,165)            --             --             --         (1,165)
                                                        -----------    -----------    -----------    -----------    -----------
  Other comprehensive income ........................   $    53,199    $     1,094    $    54,689    $   (55,458)   $    53,524
                                                        ===========    ===========    ===========    ===========    ===========

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001:
  Net income (loss) .................................   $    64,432    $      (205)   $    39,317    $   (38,536)   $    65,008
  Other comprehensive income, net of income tax:
    Foreign currency translation ....................        (2,826)            --             --             --         (2,826)
    Cumulative effect of accounting change for
      financial derivatives .........................            --             --             --             --             --
    Change in fair value of derivative instruments ..        64,240             --             --             --         64,240
    Reclassification of settled contracts ...........       (34,786)            --             --             --        (34,786)
    Ineffectiveness portion of derivatives
      qualifying for hedge accounting ...............          (958)            --             --             --           (958)
                                                        -----------    -----------    -----------    -----------    -----------
  Other comprehensive income (loss) .................   $    90,102    $      (205)   $    39,317    $   (38,536)   $    90,678
                                                        ===========    ===========    ===========    ===========    ===========

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000:
  Net income (loss) .................................   $   106,759    $     3,343    $   107,525    $  (110,102)   $   107,525
  Other comprehensive income, net of income tax:
  Foreign currency translation ......................        (4,118)            --             --             --         (4,118)
                                                        -----------    -----------    -----------    -----------    -----------
  Other comprehensive income ........................   $   102,641    $     3,343    $   107,525    $  (110,102)   $   103,407
                                                        ===========    ===========    ===========    ===========    ===========

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001:
  Net income (loss) .................................   $   211,785    $     1,054    $    89,645    $  (127,703)   $   174,781
  Other comprehensive income, net of income tax:
    Foreign currency translation ....................        (3,551)            --             --             --         (3,551)
    Cumulative effect of accounting change for
      financial derivatives .........................       (53,580)            --             --             --        (53,580)
    Change in fair value of derivative instruments ..       202,163             --             --             --        202,163
    Reclassification of settled contracts ...........       (60,844)            --             --             --        (60,844)
    Ineffectiveness portion of derivatives
      qualifying for hedge accounting ...............        (1,918)            --             --             --         (1,918)
                                                        -----------    -----------    -----------    -----------    -----------
  Other comprehensive income ........................   $   294,055    $     1,054    $    89,645    $  (127,703)   $   257,051
                                                        ===========    ===========    ===========    ===========    ===========

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



7. ACQUISITION OF GOTHIC ENERGY CORPORATION

We completed the acquisition of Gothic Energy Corporation on January 16, 2001 by merging a wholly-owned subsidiary into Gothic. We issued a total of 4.0 million shares of Chesapeake common stock in the merger. Gothic shareholders (other than Chesapeake) received 0.1908 of a share of Chesapeake common stock (valued at $7.00 per share, which was based on the value of Chesapeake common stock on the day before the merger was announced) for each share of Gothic common stock. In addition, outstanding warrants and options to purchase Gothic common stock were converted to the right to purchase Chesapeake common stock (1.1 million shares as of September 30, 2001 at a weighted average exercise price of $12.48 per share) based on the merger exchange ratio. Prior to the merger, Chesapeake purchased substantially all of Gothic's 14.125% senior secured discount notes for total consideration valued at $80.8 million in cash and Chesapeake common stock. Prior to the merger, we also purchased $31.6 million principal amount of 11.125% senior secured notes due 2005 issued by Gothic's operating subsidiary and guaranteed by Gothic. The consideration for this purchase consisted of cash and Chesapeake common stock valued at $34.8 million. Subsequent to the acquisition, we redeemed all remaining 14.125% senior secured discount notes for total consideration of $243,000. In February 2001, we purchased $1.0 million principal amount of Gothic senior secured notes tendered pursuant to a change-of-control offer at a purchase price of 101%. During April and May 2001, we purchased or redeemed the remaining $202.3 million principal amount of the 11.125% senior secured notes for total consideration of $225.9 million, including premium of $23.1 million and interest of $0.5 million. Subsequently, Gothic Energy Corporation and Gothic Production Corporation became guarantor subsidiaries of Chesapeake's senior notes.

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

                        Pro Forma Information (Unaudited)
                      (In thousands, except per share data)

                                                                      THREE MONTHS ENDED    NINE MONTHS ENDED
                                                                      SEPTEMBER 30, 2000    SEPTEMBER 30, 2000
                                                                      ------------------    ------------------

          Revenues..............................................         $186,426            $470,413
          Income before income taxes............................         $ 59,913            $112,443
          Net income............................................         $ 56,904            $107,918
          Earnings per common share - basic.....................         $   0.31            $   0.77
          Earnings per common share - assuming dilution.........         $   0.28            $   0.65

8. REVOLVING CREDIT FACILITY

On June 11, 2001, our credit agreement was amended and restated, and our revolving credit facility was increased to $225 million, maturing September 2003, with an initial committed borrowing base of $225 million. As of September 30, 2001, we had borrowed $189 million under the facility and $1.6 million of the facility secured various letters of credit. Borrowings under the facility are collateralized by some of our producing oil and gas properties and bear interest at either the reference rate of Union Bank of California, N.A. or London Interbank Offered Rate (LIBOR), at our option, plus a margin that varies according to total facility usage. The average interest rate on the outstanding facility at September 30, 2001 was 7.3%. Unused portions of the facility accrue an annual commitment fee of 0.50%. The credit facility contains various covenants and restrictive provisions, including financial condition covenants requiring us to maintain certain financial ratios at or above specified levels and periodic redeterminations

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


of the borrowing base. In addition, extensions of credit under the facility may not exceed the lesser of the maximum amount of indebtedness permitted under the 8.125% senior note indenture or 15% of adjusted consolidated net tangible assets.

9. SEGMENT INFORMATION

Chesapeake has two reportable segments under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, consisting of exploration and production, and marketing. The reportable segment information can be derived from note 6 as Chesapeake Energy Marketing, Inc., which is our marketing segment, is the only material non-guarantor subsidiary for all income statement periods presented.

10. SUBSEQUENT EVENTS

Sale of Chesapeake Canada Corporation - On October 1, 2001, we completed the sale of our Canadian subsidiary to a large Canadian energy producer. Proceeds from the sale were approximately $143 million and were used to substantially reduce our bank debt. An estimated pre-tax gain of approximately $30 million from the sale will be reported in the fourth quarter of 2001.

Pricing of $250 Million in New Senior Notes - On October 25, 2001, Chesapeake priced a private offering of $250 million of senior notes due 2008, which will carry an interest rate coupon of 8.375%. The net proceeds are expected to be approximately $248 million. The 8.375% senior notes offered by Chesapeake will not be registered under the Securities Act of 1933, as amended, but will be subject to an agreement requiring Chesapeake to exchange the offered notes for registered senior notes of a substantially similar series or otherwise register the offered notes. The 8.375% senior notes will be redeemable by us prior to November 1, 2005 by payment of a make-whole penalty, and after November 1, 2005 at annually declining premiums. The 8.375% senior notes will be guaranteed by the same subsidiaries that guarantee our outstanding senior notes and will be subject to covenants substantially similar to those contained in the indenture for our 8.125% senior notes. The net proceeds from this offering are expected to be used for general corporate purposes, including the funding of future acquisitions. Closing of the 8.375% senior notes offering is expected to occur on November 5, 2001 and is subject to satisfaction of customary closing conditions and receipt of a bank consent.

11. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued SFAS Nos. 141 and
142. SFAS No. 141, Business Combinations, requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142, Goodwill and Other Intangible Assets, changes the accounting for goodwill from an amortization method to an impairment-only approach and will be effective January 2002. We believe that adoption of these new standards will not have an effect on our results of operations or our financial position. In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Allocations. Management is currently assessing the impact SFAS No. 143 will have on our financial condition and results of operations, but does not believe the impact will be material.

                          PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ACQUISITION OF GOTHIC ENERGY CORPORATION

We completed the acquisition of Gothic Energy Corporation on January 16, 2001 by merging a wholly-owned subsidiary into Gothic. We issued 4.0 million shares in the merger along with additional warrants and options to purchase our common stock in exchange for outstanding Gothic warrants and options. Prior to the merger, Chesapeake purchased substantially all of Gothic's 14.125% senior secured discount notes for total consideration of $80.8 million in cash and Chesapeake common stock. We also purchased $31.6 million principal amount of 11.125% senior secured notes due 2005 issued by Gothic's operating subsidiary for total consideration of $34.8 million in cash and Chesapeake common stock. Subsequent to the acquisition, we redeemed all remaining 14.125% senior secured discount notes for total consideration of $243,000. In February 2001, we purchased $1.0 million principal amount of Gothic senior secured notes tendered pursuant to a change-of-control offer at a purchase price of 101%. Chesapeake incurred $3.4 million of costs for a standby facility which were recognized in the quarter ended March 31, 2001. During April and May 2001, we purchased or redeemed the remaining $202.3 million of 11.125% senior secured notes for total consideration of $225.9 million. On May 14, 2001, Gothic Energy Corporation and Gothic Production Corporation became guarantors of Chesapeake's senior notes.

SALE OF CHESAPEAKE CANADA CORPORATION

On October 1, 2001, we completed the sale of our Canadian subsidiary to a large Canadian energy producer. Proceeds from the sale were approximately $143 million and were used to substantially reduce our revolving credit facility. An estimated pre-tax gain of approximately $30 million from the sale will be reported in the fourth quarter of 2001.

RESULTS OF OPERATIONS - Three Months Ended September 30, 2001 ("Current Quarter") vs. September 30, 2000 ("Prior Quarter")

General. For the Current Quarter, we realized net income of $65.0 million, or $0.38 per diluted common share. This compares to net income of $54.7 million, or $0.31 per diluted common share, in the Prior Quarter. Net income in the Current Quarter included a $19.4 million non-cash risk management gain (net of tax) recorded pursuant to SFAS 133.

Oil and Gas Sales. During the Current Quarter, oil and gas sales increased 43% to $177.7 million from $124.0 million in the Prior Quarter. For the Current Quarter, we produced 40.8 billion cubic feet equivalent, consisting of 0.7 million barrels of oil and 36.5 billion cubic feet of gas, compared to 0.8 mmbo and 29.1 bcf, or 33.7 bcfe, in the Prior Quarter. The production increase is primarily the result of the Gothic acquisition. Average oil prices realized were $27.37 per barrel of oil in the Current Quarter compared to $28.25 per bo in the Prior Quarter, a decrease of 3%. Average gas prices realized were $4.34 per thousand cubic feet in the Current Quarter compared to $3.52 per mcf in the Prior Quarter, an increase of 23%.

For the Current Quarter, we realized an average price of $4.36 per thousand cubic feet equivalent, compared to $3.68 per mcfe in the Prior Quarter, including in each case the effects of hedging. Our hedging activities resulted in increased oil and gas revenues of $64.4 million, or $1.58 per mcfe, in the Current Quarter, compared to decreases in oil and gas revenues of $11.7 million, or $0.35 per mcfe, resulting from our hedging activities in the Prior Quarter.

We utilize the full cost method of accounting for costs related to our oil and gas properties. Under this method, all such costs (productive and nonproductive) are capitalized and amortized on an aggregate basis over the estimated lives of the properties using the units-of-production method. These capitalized costs are subject to a ceiling test, however, which limits such pooled costs to the aggregate of the present value of future net revenues attributable to proved oil and gas reserves discounted at 10% plus the lower of cost or market value of unproved properties. The full cost ceiling is evaluated at the end of each quarter. At September 30, 2001, our unamortized costs of oil and gas properties exceeded the ceiling test amount by approximately $220 million due to low oil and gas prices in effect on that date. The market price for natural gas at Henry Hub was $1.83 on September 28, 2001. However, due to the subsequent recovery in market prices for natural gas we were not required to record a write-down of oil and gas properties. A decline in gas and oil prices from current levels, or other factors, without other mitigating circumstances, could cause a future write-down of capitalized costs and a non-cash charge against future earnings.

The following table shows our production by region for the Prior Quarter and the Current Quarter:

                                                 FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                        --------------------------------------------------------
                                                   2000                          2001
                                        -------------------------      -------------------------
         OPERATING AREAS                  (MMCFE)        PERCENT         (MMCFE)        PERCENT
-----------------------------------     ----------     ----------      ----------     ----------
Mid-Continent .....................         19,564             58%         29,159             72%
Gulf Coast ........................          9,012             27           6,279             15
Canada ............................          2,654              8           3,276              8
Permian Basin .....................          1,664              5           1,155              3
Other areas .......................            813              2             910              2
                                        ----------     ----------      ----------     ----------
     Total ........................         33,707            100%         40,779            100%
                                        ==========     ==========      ==========     ==========

Gas production represented approximately 90% of our total production volume on an equivalent basis in the Current Quarter, compared to 86% in the Prior Quarter.

Risk Management Income. Amounts recorded in this caption represent non-cash gains and losses created by temporary valuation swings in derivatives or portions of derivatives which are not entitled to receive hedge accounting. All amounts recorded in this caption are ultimately reversed in this caption over the respective contract terms. Risk management income for the Current Quarter was a net gain of $32.3 million, which included a $37.8 million gain attributable to the change in fair value for certain derivative instruments which did not meet the definition of cash flow hedges under SFAS 133 for the Current Quarter, $6.4 million reclassification to oil and gas sales related to the settlement of derivative contracts and a gain of $0.9 million relating to hedge ineffectiveness. Although derivatives often fail to achieve 100% effectiveness for accounting purposes, our derivative instruments continue to be highly effective in achieving the risk management objectives for which they were intended.

Oil and Gas Marketing Sales. We realized $28.9 million in oil and gas marketing sales for third parties in the Current Quarter, with corresponding oil and gas marketing expenses of $27.9 million, for a margin of $1.0 million. This compares to sales of $44.2 million, expenses of $42.9 million, and a margin of $1.3 million in the Prior Quarter. The decrease in marketing sales and cost of sales was due primarily to a decrease in prices in the Current Quarter compared to the Prior Quarter.

Production Expenses. Production expenses increased to $19.3 million in the Current Quarter, a $7.6 million increase from the $11.7 million of production expenses incurred in the Prior Quarter. On a unit of production basis, production expenses were $0.47 and $0.35 per mcfe in the Current and Prior Quarters, respectively. The increase in production expenses between periods is due primarily to the additional costs associated with properties acquired since the Prior Quarter, the increase in ad valorem taxes due to higher commodity prices experienced in 2000, and the overall increase in costs for goods and services that oil and gas producers have experienced in 2001.

Production Taxes. Production taxes, which consist primarily of wellhead severance taxes, were $7.1 million and $6.2 million in the Current and Prior Quarters, respectively. On a per unit basis, production taxes were $0.17 per mcfe in the Current Quarter compared to $0.18 per mcfe in the Prior Quarter. The per unit decrease is due to lower oil and gas prices in the Current Quarter. In general, production taxes are calculated using value-based formulas that produce higher per unit costs when oil and gas prices increase.

Oil and Gas Depreciation, Depletion and Amortization. Depreciation, depletion and amortization of oil and gas properties for the Current Quarter was $46.8 million, compared to $25.2 million in the Prior Quarter. The DD&A rate per mcfe, which is a function of capitalized costs, future development costs and the related underlying reserves in the periods presented, increased from $0.75 in the Prior Quarter to $1.15 in the Current Quarter. This increase is a result of the Gothic acquisition and escalating drilling and equipment costs in 2001. Chesapeake's DD&A rate in the future will be a function of the results of future acquisition, exploration, development and production results.

Depreciation and Amortization of Other Assets. Depreciation and amortization of other assets was $2.2 million in the Current Quarter and $1.8 million in the Prior Quarter. We anticipate D&A will continue at current levels during the remainder of 2001.

General and Administrative. General and administrative expenses, which are net of capitalized internal costs, were $3.2 million in the Current Quarter compared to $3.4 million in the Prior Quarter. We capitalized $2.1 million of internal costs in the Current Quarter directly related to our oil and gas exploration and development efforts, compared to $1.5 million in the Prior Quarter. We anticipate that G&A costs during the remainder of 2001 will remain at approximately the same level as the Current Period.

Interest and Other Income. Interest and other income for the Current Quarter was $0.1 million compared to $0.9 million in the Prior Quarter. The decrease was primarily the result of the recognition of a $1.0 million loss, which represents our share of the net loss of RAM Energy, Inc. for the Current Quarter offset by an increase in interest income. We acquired 49.5% of the outstanding common stock of RAM on March 30, 2001. In addition, we have also made recent investments in the corporate notes of RAM and Seven Seas Petroleum Inc. The investments in these notes, which are described below under "Liquidity and Capital Resources," will cause our future interest income to increase.

Interest Expense. Interest expense increased to $24.1 million in the Current Quarter from $21.7 million in the Prior Quarter. The increase in the Current Quarter was due to interest on debt assumed as a result of the Gothic acquisition and an increase in interest expense related to the revolving credit facility. These increases were partially offset by a decrease in interest expense resulting from the refinancing of a significant portion of our senior notes in April 2001. In addition to the interest expense reported, we capitalized $1.2 million of interest during the Current Quarter compared to $0.6 million capitalized in the Prior Quarter.

Income Taxes. During the Current Quarter, we recorded income tax expense of $43.4 million, compared to income tax expense of $1.4 million in the Prior Quarter. The Prior Quarter expense related to our Canadian operations only. The Prior Quarter U.S. tax expense was offset by a corresponding reduction in the valuation allowance which had been established due to uncertainty surrounding our ability to utilize tax net operating loss carryforwards prior to their expiration. Based upon various factors, management determined that a valuation allowance was no longer required as of December 31, 2000 and as a result we have recognized income tax expense in 2001.

RESULTS OF OPERATIONS - Nine Months Ended September 30, 2001 ("Current Period") vs. September 30, 2000 ("Prior Period")

General. For the Current Period, Chesapeake realized net income of $174.8 million, or $1.02 per diluted common share. This compares to $107.5 million, or $0.73 per diluted common share in the Prior Period. Net income in the Current Period included a $56.8 million non-cash risk management gain (net of tax) recorded pursuant to SFAS 133, and a $46.0 million extraordinary loss in connection with the early retirement of debt.

Oil and Gas Sales. During the Current Period, oil and gas sales increased to $574.2 million from $311.5 million, an increase of $262.7 million, or 84%. For the Current Period, we produced 2.1 mmbo and 107.6 bcf, compared to 2.4 mmbo and
87.2 bcf in the Prior Period. The production increase is primarily the result of the Gothic acquisition. We have included Gothic's results of operations since January 1, 2001 because we had effective control as of that date. Average oil prices realized were $28.03 per barrel in the Current Period compared to $25.70 per barrel in the Prior Period, an increase of 9%. Average gas prices realized were $4.79 per mcf in the Current Period compared to $2.86 per mcf in the Prior Period, an increase of 67%.

For the Current Period, we realized an average price of $4.78 per mcfe, compared to $3.06 per mcfe in the Prior Period, including in each case the effects of hedging. Our hedging activities resulted in an increase in oil and gas revenues of $41.1 million, or $0.34 per mcfe, in the Current Period, compared to a decrease in oil and gas revenues of $24.9 million, or $0.24 per mcfe, resulting from hedging activities in the Prior Period.

The following table shows our production by region for the Current Period and the Prior Period:

                                                 FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                        --------------------------------------------------------
                                                   2000                          2001
                                        -------------------------      -------------------------
         OPERATING AREAS                  (MMCFE)        PERCENT         (MMCFE)       PERCENT
-----------------------------------     ----------     ----------      ----------     ----------
Mid-Continent .....................         57,268             56%         83,553             70%
Gulf Coast ........................         27,820             27          21,205             18
Canada ............................          9,157              9           9,074              7
Permian ...........................          4,809              5           3,827              3
Other areas .......................          2,669              3           2,413              2
                                        ----------     ----------      ----------     ----------
     Total ........................        101,723            100%        120,072            100%
                                        ==========     ==========      ==========     ==========

Gas production represented approximately 90% of our total production volume on an equivalent basis in the Current Period, compared to 86% in the Prior Period.

Risk Management Income. Amounts recorded in this caption represent non-cash gains and losses created by temporary valuation swings in derivatives or portions of derivatives which are not entitled to receive hedge accounting. All amounts recorded in this caption are ultimately reversed in this caption over the respective contract terms. Risk management income for the Current Period was a net gain of $94.7 million, which included a $102.8 million gain attributable to the change in fair value for certain derivative instruments which did not meet the definition of cash flow hedges under SFAS 133 for the Current Period, $10.0 million reclassification to oil and gas sales related to the settlement of derivative contracts and a gain of $1.9 million relating to hedge ineffectiveness. Although derivatives often fail to achieve 100% effectiveness for accounting purposes, our derivative instruments continue to be highly effective in achieving the risk management objectives for which they were intended.

Oil and Gas Marketing Sales. We realized $123.1 million in oil and gas marketing sales to third parties in the Current Period, with corresponding oil and gas marketing expenses of $119.3 million for a margin of $3.8 million. This compares to sales of $105.8 million and expenses of $102.6 million in the Prior Period for a margin of $3.2 million. The increase in marketing sales and cost of sales was due primarily to higher oil and gas prices in the Current Period as compared to the Prior Period.

Production Expenses. Production expenses increased to $55.9 million in the Current Period, a $19.1 million increase from $36.8 million incurred in the Prior Period. On a production unit basis, production expenses were $0.47 and $0.36 per mcfe in the Current and Prior Periods, respectively. The increase in production expenses between periods is due primarily to the additional costs associated with properties acquired since the Prior Period, the increase in ad valorem taxes due to higher commodity prices and the overall increase in costs for goods and services that oil and gas producers have experienced in 2001.

Production Taxes. Production taxes, which consist primarily of wellhead severance taxes, were $31.3 million and $17.1 million in the Current and Prior Periods, respectively. On a per unit basis, production taxes were $0.26 per mcfe in the Current Period compared to $0.17 per mcfe in the Prior Period. This per unit increase was the result of higher oil and gas prices in the Current Period. In general, production taxes are calculated using value-based formulas that produce higher per unit costs when oil and gas prices increase.

Oil and Gas Depreciation, Depletion and Amortization. DD&A for the Current Period was $124.9 million, compared to $74.6 million in the Prior Period. This increase was caused by increased production as well as an increase in the DD&A rate per mcfe from $0.73 to $1.04 in the Prior and Current Periods, respectively. This increase is a result of the Gothic acquisition and escalating drilling and equipment costs in 2001. Chesapeake's DD&A rate in the future will be a function of the results of future acquisition, exploration, development and production results.

Depreciation and Amortization of Other Assets. D&A increased to $6.0 million in the Current Period compared to $5.6 million in the Prior Period. We anticipate D&A will continue at current levels during the remainder of 2001.

General and Administrative. General and administrative expenses, which are net of capitalized internal costs, were $10.1 million in the Current Period compared to $9.6 million in the Prior Period. This increase is primarily due to an increase in the number of employees and the general increase in overhead associated with the growth of Chesapeake. We capitalized $6.0 million of internal costs in the Current Period directly related to our oil and gas exploration and development efforts, compared to $4.9 million in the Prior Period. The increase in capitalized internal costs is primarily due to the addition of technical employees and other related costs. We anticipate that G&A costs during the remainder of 2001 will remain at approximately the same level as the Current Period.

Interest and Other Income. Interest and other income for the Current Period was $1.4 million compared to $3.7 million in the Prior Period. The decrease is primarily the result of a reduction in other miscellaneous income and the recognition of a $1.3 million loss, which represents our share of the net loss of RAM Energy, Inc. for the Current Period. We acquired 49.5% of the outstanding common stock of RAM on March 30, 2001. In addition, we have also made recent investments in the corporate notes of RAM and Seven Seas Petroleum Inc. The investments in the notes, which are described below under "Liquidity and Capital Resources," will cause our future interest income to increase.

Interest Expense. Interest expense increased to $73.0 million in the Current Period from $64.4 million in the Prior Period. The increase in the Current Period was due to interest on the debt assumed as a result of the Gothic acquisition in the Current Period partially offset by a decrease in interest expense resulting from the refinancing of a significant portion of our senior notes in April 2001. We capitalized $3.3 million of interest during the Current Period compared to $1.9 million capitalized in the Prior Period.

Income Taxes. We recorded income tax expense of $148.6 million on pre-tax income of $369.4 million for the Current Period, compared to $2.9 million on pre-tax income of $110.4 million in the Prior Period. The Prior Period expense related to our Canadian operations only. The Prior Period U.S. tax expense was offset by a corresponding reduction in the valuation allowance which had been established due to uncertainty surrounding our ability to utilize net tax operating loss carryforwards prior to their expiration. Based upon various factors, management determined that a valuation allowance was no longer required as of December 31, 2000 and as a result we recognized income tax expense in the Current Period.

Extraordinary Item. The $46.0 million extraordinary loss in the Current Period includes the payment of aggregate make-whole and redemption premiums related to debt repurchases and redemptions and the write-off of related unamortized debt costs and unamortized debt issue premium in the quarter ended June 30, 2001.

RISK MANAGEMENT ACTIVITIES

See Item 3 - "Quantitative and Qualitative Disclosures About Market Risks."

LIQUIDITY AND CAPITAL RESOURCES

Chesapeake had working capital of $124.7 million at September 30, 2001. Additionally as of September 30, 2001, we had a revolving credit facility of $225 million, maturing September 2003, with a committed borrowing base of $225 million. As of September 30, 2001, we had borrowed $189.0 million under the facility and $1.6 million of the facility secured various letters of credit. As of October 24, 2001, the amount borrowed under the facility was $42.0 million with no changes to the outstanding letters of credit. Borrowings under the facility are collateralized by some of our producing oil and gas properties and bear interest at either the reference rate of Union Bank of California, N.A., or London Interbank Offered Rate (LIBOR), at our option, plus a margin that varies according to total facility usage. The average interest rate on the outstanding facility at September 30, 2001 was 7.3%. Unused portions of the facility accrue an annual commitment fee of 0.50%. The credit facility contains various covenants and restrictive provisions including financial condition covenants requiring us to maintain certain financial ratios at or above specified levels and periodic redeterminations of the borrowing base. In addition, extensions of credit under the facility may not exceed the lesser of the maximum amount of indebtedness permitted under the 8.125% senior note indenture or 15% of adjusted consolidated net tangible assets.

Our cash provided by operating activities increased 152.4% to $441.0 million during the Current Period compared to $174.7 million during the Prior Period. The increase was due primarily to higher oil and gas prices realized during the Current Period and the acquisition of Gothic Energy Corporation in January 2001.

Cash used in investing activities increased to $466.5 million during the Current Period from $200.6 million in the Prior Period. During the Current Period we expended approximately $263.7 million to initiate drilling on 409 (197.3 net) wells and invested approximately $51.6 million in leasehold acquisitions. This compares to $103.0 million to initiate drilling on 203 (104.3 net) wells and $19.0 million to purchase leasehold in the Prior Period. During the Current Period, we had acquisitions of oil and gas properties of $53.7 million and divestitures of oil and gas properties of $1.4 million. This compares to acquisitions of $36.3 million and divestitures of $1.4 million in the Prior Period. We also acquired K. Stewart Petroleum Corporation for $22.4 million during the Current Period. This acquisition included 20 bcfe of proved reserves and more than 100 bcfe of probable and possible reserves. During the Current Period, we had additional investments in rig equipment totaling $15.4 million and investments in building and other fixed assets of $13.0 million.

There was $43.1 million of cash provided in financing activities in the Current Period, compared to $0.2 million in the Prior Period. The activity in the Current Period reflects the net increase in borrowings under our commercial bank credit facility of $164.0 million. This is primarily offset by the $786.7 million received from the issuance of the $800 million 8.125% senior notes in April 2001, the $830.4 million paid for the redemption of various senior secured notes and the $2.9 million received from the exercise of stock options.

On October 1, 2001, we closed on the sale of our Canadian subsidiary which resulted in net cash proceeds of approximately $143 million. The proceeds were used to reduce the amounts outstanding under our revolving bank credit facility.

We have budgeted approximately $350 - $375 million for capital expenditures for exploration and development activities for 2001, and $215 - $245 million for 2002. Additionally we expect to be actively acquiring oil and gas reserves. We believe we have adequate resources, including cash on hand, budgeted cash flows from operations, unused borrowing capacity on our bank facility and cash available from our hedging activities to execute our business plan. Additional acquisitions above budget may require equity and/or debt financings, which we believe would be available.

During the first quarter 2001, we purchased and subsequently retired $7.3 million of our 8.5% senior notes due 2012 for total consideration of $7.4 million, including accrued interest of $0.2 million and the write-off of $0.1 million of unamortized bond discount.

On April 6, 2001, we issued $800 million principal amount of 8.125% senior notes due 2011, of which substantially all were subsequently exchanged on July 12, 2001 for substantially identical notes registered under the Securities Act of 1933. During April 2001, we used a portion of the offering proceeds to purchase $140.7 million principal amount of our 9.625% senior notes and $3.0 million principal amount of the 11.125% senior secured notes of Gothic Production Corporation, a Chesapeake subsidiary. On May 7, 2001, we redeemed all $120 million principal amount of our 9.125% senior notes, the remaining $359.3 million principal amount of our 9.625% senior notes and the remaining $199.3 million principal amount of Gothic Production Corporation's 11.125% senior secured notes. The purchase and redemption of these notes included payment of aggregate make-whole and redemption premiums of $75.6 million which was further adjusted by the write-off of unamortized debt costs and debt issue premiums. These costs are reflected as a $46.0 million, after tax, extraordinary loss in the Current Period. The refinancing lowered the interest rate and extended the maturity of approximately 74% of our senior notes.

As of September 30, 2001, our senior notes represented $1.1 billion of our long-term debt and consisted of the following: $800 million principal amount of 8.125% senior notes due 2011, $150 million principal amount of 7.875% senior notes due 2004 and $142.7 million principal amount of 8.5% senior notes due 2012. There are no scheduled principal payments required on any of the senior notes until March 2004, when $150 million is due. Debt ratings for the senior notes are B2 by Moody's Investor Service, B+ by Standard & Poor's Ratings Services and BB- by Fitch, IBCA, Duff and Phelps as of September 30, 2001. Debt ratings for our secured bank credit facility are Ba3 by Moody's Investor Service, BB by Standard & Poor's Ratings Services and BB+ by Fitch, IBCA, Duff and Phelps.

Our senior notes are unsecured senior obligations of Chesapeake and rank equally with all of our other unsecured indebtedness. All of our wholly owned subsidiaries except Chesapeake Energy Marketing, Inc. and Carmen Acquisition Corp. guarantee the notes, including Gothic Energy Corporation and Gothic Production Corporation as of May 14, 2001. The 7.875% senior notes and the 8.5% senior notes are redeemable at our option at any time prior to March 15, 2004 at the make-whole price determined in accordance with the indentures, and on and after March 15, 2004, we may redeem the 8.5% senior notes at the redemption price set forth in the indenture. We may redeem all or some of the 8.125% senior notes at any time after April 1, 2006 and prior to such date pursuant to make-whole provisions in the indenture. If we repurchase at least 50% of the 7.875% senior notes by August 31, 2003, the credit facility is extended until June 2005 for an amount equal to the total revolving credit facility commitment less the outstanding amount of the 7.875% notes plus $50 million.

The indenture for the 8.125% senior notes contains covenants limiting our ability and our restricted subsidiaries' ability to incur additional indebtedness; pay dividends on our capital stock or redeem, repurchase or retire our capital stock or subordinated indebtedness; make investments and other restricted payments; create restrictions on the payment of dividends or other amounts to us from our restricted subsidiaries; incur liens; engage in transactions with affiliates; sell assets; and consolidate, merge or transfer assets. The debt incurrence covenant does not affect our ability to borrow under or expand our secured credit facility. As of September 30, 2001, we estimate that secured commercial bank indebtedness of approximately $1.2 billion could have been incurred under the indenture. The indenture covenants do not apply to Chesapeake Energy Marketing, Inc. and Carmen Acquisition Corp., both unrestricted subsidiaries.

On May 1, 2001, we redeemed all of the outstanding shares of our 7% cumulative convertible preferred stock at a redemption price of $52.45 per share, payable in 5.7 shares of common stock and cash of $2.45. Prior to redemption, the preferred stock was convertible into common stock at a conversion price of $6.95 per share.

On March 30, 2001, we issued 1.1 million shares of Chesapeake common stock in exchange for 1.3 million shares of RAM Energy, Inc. common stock, representing 49.5% of its outstanding equity securities. Our shares were valued at $8.854 each, or $9.9 million in total. We agreed to adjust the consideration for our acquisition of RAM shares by making a cash payment to the RAM shareholders equal to the shortfall if they sold the Chesapeake shares they received at a price less than $8.854 per share. In the Current Quarter, the RAM shareholders sold all their shares of Chesapeake common stock at prices below this level and we made cash payments of approximately $3.3 million to them to cover the shortfall. We also received an option granted by one of the RAM shareholders to purchase an additional 1.0% of RAM's outstanding equity securities. The option is exercisable for a year beginning in February 2002 for an aggregate exercise price of $202,000 in cash. In addition, we have also made recent investments in the corporate notes of RAM.

On July 24, 2001, we purchased $22.5 million principal amount of 12% senior secured notes due 2004 issued by Seven Seas Petroleum Inc. and detachable seven-year warrants to purchase approximately 12.6 million shares of Seven Seas common stock at an exercise price of approximately $1.78 per share. The shares issuable upon exercise of the warrants will represent 20% of Seven Seas common stock after completion of a rights offering and other transactions contemplated by Seven Seas. Seven Seas has granted us registration rights with respect to the warrant shares. Seven Seas common stock is listed for trading on the American Stock Exchange. The chairman and chief executive officer of Seven Seas has granted us an option that could require him to purchase a portion of our notes and warrants if he has not invested at least $10.0 million in Seven Seas notes after the proposed rights offering The 12% senior secured notes and $22.5 million of notes acquired by other parties are secured by a pledge of substantially all of the assets owned by Seven Seas, including all of the Seven Seas subsidiaries which hold the concessions to the company's oil and gas interests in Colombia.

On September 21, 2001, our board of directors authorized the repurchase of up to $50 million of our common stock, either through direct purchases or put options. We have not made any repurchases or written any put options to date under this program.

On October 25, 2001, Chesapeake priced a private offering of $250 million of senior notes due 2008, which will carry an interest rate coupon of 8.375%. The net proceeds are expected to be approximately $248 million. The
8.375% senior notes offered by Chesapeake will not be registered under the Securities Act of 1933, as amended, but will be subject to an agreement requiring Chesapeake to exchange the offered notes for registered senior notes of a substantially similar series or otherwise register the offered notes. The 8.375% senior notes will be redeemable by us prior to November 1, 2005 by payment of a make-whole penalty, and after November 1, 2005 at annually declining premiums. The 8.375% senior notes will be guaranteed by the same subsidiaries that guarantee our outstanding senior notes and will be subject to covenants substantially similar to those contained in the indenture for our 8.125% senior notes. Closing of the 8.375% senior notes offering is expected to occur on November 5, 2001 and is subject to satisfaction of customary closing conditions and receipt of a bank consent.

The net proceeds from the pending offering of 8.375% senior notes are expected to be used for general corporate purposes, including the funding of future acquisitions. Chesapeake is in various stages of negotiations for the purchase of over $300 million of Mid-Continent oil and gas assets in several transactions. The assets primarily consist of relatively long-lived proved producing gas reserves located in Oklahoma. We believe that many of these properties have significant development potential. If successful in some or all of these negotiations, we would acquire the assets directly through asset purchases or indirectly through the acquisition of privately-held companies. Proceeds from the senior notes offering would be used to fund these acquisitions, although there is no assurance as to the timing or magnitude of any acquisitions or the ultimate success of any of these negotiations. Additional funding, if any, required for these acquisitions would be obtained from cash flow, borrowings under our existing credit facility, monetization of some of our hedging positions or a possible offering of equity securities by Chesapeake.

Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board issued SFAS Nos. 141 and
142. SFAS No. 141, Business Combinations, requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142, Goodwill and Other Intangible Assets, changes the accounting for goodwill from an amortization method to an impairment-only approach and will be effective January 2002. We believe that adoption of these new standards will not have an effect on our results of operations or our financial position. In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Allocations. Management is currently assessing the impact SFAS No. 143 will have on our financial condition and results of operations, but we believe the impact will be immaterial.

FORWARD-LOOKING STATEMENTS

This report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements give our current expectations or forecasts of future events. These statements are based on our historical operating trends, our estimate of proved reserves as of September 30, 2001 and our current derivative contract position. They include statements regarding oil and gas reserve estimates, planned capital expenditures, the drilling of oil and gas wells and future acquisitions, expected oil and gas production, cash flow and anticipated liquidity, business strategy and other plans and objectives for future operations, expected future expenses and utilization of net operating loss carryforwards. Statements concerning the fair values of derivative contracts and their estimated contribution to our future results of operations are based upon market information as of a specific date. These market prices are subject to significant volatility.

Although we believe the expectations and forecasts reflected in these and other forward-looking statements are reasonable, we can give no assurance they will prove to have been correct. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Factors that could cause actual results to differ materially from expected results include oil and gas reserve impairments resulting from lower prices and other factors described under "Risk Factors" in our Form 10-K, as amended, for the year ended December 31, 2000. These factors include:

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

COMMODITY RISK MANAGEMENT ACTIVITY

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

o For swap instruments, we receive a fixed price for the hedged commodity and pay a floating market price, as defined in each instrument, to the counterparty. The fixed-price payment and the floating-price payment are netted, resulting in a net amount due to or from the counterparty.

o Collars contain a fixed floor price (put) and ceiling price (call). If the market price exceeds the call strike price or falls below the put strike price, then we receive the fixed price and pay the market price. If the market price is between the call and the put strike price, then no payments are due from either party.

o For cap-swaps, we receive a fixed price for the hedged commodity and pay a floating market price. The fixed price received by Chesapeake includes a premium in exchange for a "cap" on the counterparty's exposure.

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

The estimated fair values of our derivative instruments as of September 30, 2001 are provided below. The associated carrying values of these instruments are equal to the estimated fair values.

                                                                           SEPTEMBER 30,
                                                                               2001
                                                                         ---------------
                                                                        ($ IN THOUSANDS)
                 Derivative assets:
                   Fixed-price gas swaps ..........................     $       121,443
                   Fixed-price gas cap-swaps ......................              90,762
                   Fixed-price gas collars ........................              19,954
                   Fixed-price crude oil swaps ....................               4,836
                   Fixed-price crude oil cap-swaps ................               2,035
                                                                        ---------------
                   Total ..........................................     $       239,030
                                                                         ===============

The fair value of our derivative instruments as of September 30, 2001 was estimated based on market prices of gas and crude oil for the periods covered by the instruments. The net differential between the prices in each instrument and market prices for future periods has been applied to the volumes stipulated in each instrument to arrive at an estimated fair value. The fair value of derivative instruments which contain options (such as collar structures) has been estimated based on remaining term, volatility and other factors.

Risk management income in the statement of operations for the following period is comprised of the following:

                                                                              THREE MONTHS ENDED    NINE MONTHS ENDED
                                                                              SEPTEMBER 30, 2001    SEPTEMBER 30, 2001
                                                                              ------------------    ------------------
                                                                                          ($ IN THOUSANDS)
Risk Management Income:
  Change in fair value of derivatives not qualifying for
      hedge accounting ....................................................     $        37,742      $       102,793
  Reclassification of settled contracts ...................................              (6,440)              (9,996)
  Ineffective portion of derivatives qualifying for hedge accounting ......                 958                1,918
                                                                                ---------------      ---------------
                                                                                $        32,260      $        94,715
                                                                                ===============      ===============

Although derivatives often fail to achieve 100% effectiveness for accounting purposes, our derivative instruments continue to be highly effective in achieving the risk management objectives for which they were intended.

The change in fair value of our derivative instruments since December 31, 2000 has resulted from a decrease in market prices for gas and crude oil. The majority of this change in fair value is reflected in accumulated other comprehensive income, net of deferred income tax effects, in the September 30, 2001 consolidated balance sheet. Derivative assets reflected as current in the consolidated balance sheet represent the estimated fair value of derivative instrument settlements scheduled to occur over the subsequent twelve-month period based on market prices for oil and gas as of the balance sheet date. The derivative settlement amounts are not due and payable until the month in which the related underlying hedged transaction occurs.

We expect to transfer approximately $59.1 million of the balance in accumulated other comprehensive income, based upon the market prices at September 30, 2001, to earnings during the next 12 months when the forecasted transactions actually occur. All forecasted transactions currently being hedged are expected to occur by December 2003.

As of September 30, 2001, we had the following derivative instruments designed to hedge a portion of our domestic gas production for periods after September 2001:

                                 SWAPS                       CAP-SWAPS                            COLLARS
                        ----------------------  --------------------------------- -----------------------------------------
                                                                           NYMEX
                                        NYMEX                   NYMEX      CAPPED                  NYMEX         NYMEX
                                        INDEX                   INDEX       LOW                   DEFINED       DEFINED
                                        STRIKE                  STRIKE     STRIKE                   LOW          HIGH
                                        PRICE                   PRICE      PRICE                  STRIKE         STRIKE
                         VOLUME         ($ PER    VOLUME        ($ PER     ($ PER   VOLUME         PRICE         PRICE
                         (MMBTU)        MMBTU)    (MMBTU)       MMBTU)     MMBTU)   (MMBTU)    ($ PER MMBTU)  ($ PER MMBTU)
                        ----------      ------  ----------      ------     ------ ---------    -------------  -------------
4th Quarter 2001        21,180,000       4.21   11,020,000       5.94       4.62   5,520,000        4.00          6.08
                        ----------              ----------                        ----------
  Total 2001            21,180,000       4.21   11,020,000       5.94       4.62   5,520,000        4.00          6.08
                        ----------              ----------                        ----------

1st Quarter 2002        12,350,000       4.15   18,900,000       5.32       4.10   1,800,000        4.00          5.75
2nd Quarter 2002         9,100,000       3.76   22,750,000       4.55       3.55   3,640,000        4.00          5.38
3rd Quarter 2002         9,200,000       3.83   23,000,000       4.57       3.57   3,680,000        4.00          5.38
4th Quarter 2002        12,860,000       3.99   18,120,000       4.49       3.49   2,460,000        4.00          5.56
                        ----------              ----------                        ----------
  Total 2002            43,510,000       3.95   82,770,000       4.72       3.67  11,580,000        4.00          5.47
                        ----------              ----------                        ----------

1st Quarter 2003        14,090,000       4.03   12,600,000       3.79       2.79          --          --            --
2nd Quarter 2003        13,650,000       3.62   12,740,000       3.42       2.42          --          --            --
3rd Quarter 2003        13,800,000       3.72   12,880,000       3.50       2.50          --          --            --
4th Quarter 2003        13,800,000       3.89   12,880,000       3.69       2.69          --          --            --
                        ----------              ----------
  Total 2003            55,340,000       3.82   51,100,000       3.60       2.60          --          --            --
                        ----------              ----------

Subsequent to September 30, 2001, we settled the gas swaps, gas cap-swaps and gas collars for October 2001. Gains in the following amounts will be recognized as price adjustments in October 2001: $21.1 million for gas swaps, $3.1 million for gas cap-swaps and $3.9 million for gas collars.

As of September 30, 2001, we had the following open derivative instruments designed to hedge a portion of our domestic crude oil production for periods after September 2001:

                                                   SWAPS                            CAP-SWAPS
                                          -----------------------     -------------------------------------
                                                                                                   NYMEX
                                                         NYMEX                       NYMEX        CAPPED
                                                         INDEX                       INDEX          LOW
                                                        STRIKE                      STRIKE        STRIKE
                                          VOLUME         PRICE        VOLUME         PRICE         PRICE
                                          (MBBLS)     ($ PER BBL)     (MBBLS)     ($ PER BBL)   ($ PER BBL)
                                          -------     -----------     -------     -----------   -----------
          4th Quarter 2001                 670           28.80           --             --            --
                                           ---
            Total 2001                     670           28.80           --             --            --
                                           ---

          1st Quarter 2002                 360           25.86          270          25.64         20.64
          2nd Quarter 2002                 362           25.19          273          25.41         20.41
          3rd Quarter 2002                  62           25.00          276          25.18         20.18
          4th Quarter 2002                  --              --          276          24.98         19.98
                                           ---                        -----
            Total 2002                     784           25.48        1,095          25.30         20.30
                                           ---                        -----

Subsequent to September 30, 2001, we closed transactions designed to hedge a portion of our natural gas production in 2002 and 2003. The net unrecognized gains resulting from these transactions, $35.9 million, will be recognized as price adjustments in the months of related production. These hedging gains are set forth below ($ in thousands):

                                                            HEDGING GAINS (LOSSES)
                                                            ----------------------
                                     1st Quarter 2002              $ 6,836
                                     2nd Quarter 2002                4,758
                                     3rd Quarter 2002                4,605
                                     4th Quarter 2002                4,058
                                                                   -------
                                       Total 2002                  $20,257
                                                                   =======

                                     1st Quarter 2003              $ 5,218
                                     2nd Quarter 2003                3,326
                                     3rd Quarter 2003                3,645
                                     4th Quarter 2003                3,487
                                                                   -------
                                       Total 2003                  $15,676
                                                                   =======

INTEREST RATE RISK

The table below presents principal cash flows and related weighted average interest rates by expected maturity dates. The fair value of the long-term debt has been estimated based on quoted market prices.

                                                                              SEPTEMBER 30, 2001
                                         -------------------------------------------------------------------------------------------
                                                                              YEARS OF MATURITY
                                         -------------------------------------------------------------------------------------------
                                           2001       2002        2003        2004        2005    THEREAFTER     TOTAL    FAIR VALUE
                                         --------   --------    --------    --------    --------  ----------   --------   ----------
                                                                                ($ IN MILLIONS)
LIABILITIES:
  Long-term debt, including current
    portion -- fixed rate .............. $    0.8   $     --    $     --     $ 150.0    $     --   $  942.7    $1,093.5    $1,032.5
  Average interest rate ................      9.1%        --          --         7.9%         --        8.2%        8.1%         --

  Long-term debt -- variable rate ...... $     --   $     --    $  189.0     $    --    $     --   $     --    $  189.0    $  189.0
  Average interest rate ................       --         --         7.3%         --          --         --         7.3%         --

Changes in interest rates affect the amount of interest we earn on our cash, cash equivalents and short-term investments and the interest rate we pay on borrowings under our revolving credit facility. We are not presently using any interest rate derivative instruments to manage exposure to interest rate changes. All of our other long-term indebtedness is fixed rate and therefore does not expose us to the risk of earnings or cash flow loss due to changes in market interest rates.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject to ordinary routine litigation incidental to our business none of which are expected to have a material adverse effect on Chesapeake. In addition, Chesapeake is a defendant in other pending actions which are described in Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2000.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

-- Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES OR DIVIDEND ARREARAGES

-- Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

-- Not applicable

ITEM 5. OTHER INFORMATION

-- Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits


                The following exhibits are filed as a part of this report:

          Exhibit No.

              4.1.1 Sixth Supplemental Indenture, dated as of December 31, 1999, to Indenture dated as of March 15, 1997 among Chesapeake Energy Corporation, as Issuer, its subsidiaries signatory thereto, as Subsidiary Guarantors, and Bank of New York, as Trustee, with respect to 7-7/8% Senior Notes due 2004.

              4.1.2 Seventh Supplemental Indenture, dated as of September 12,
                    2001, to Indenture dated as of March 15, 1997 among Chesapeake Energy Corporation, as Issuer, its subsidiaries signatory thereto, as Subsidiary Guarantors, and Bank of New York, as Trustee, with respect to 7-7/8% Senior Notes due 2004.

              4.1.3 Eighth Supplemental Indenture, dated as of October 1, 2001, to Indenture dated as of March 15, 1997 among Chesapeake Energy Corporation, as Issuer, its subsidiaries signatory thereto, as Subsidiary Guarantors, and The Bank of New York, as Trustee, with respect to 7-7/8% Senior Notes due 2004.

              4.2.1 Sixth Supplemental Indenture, dated as of December 31, 1999, to Indenture dated as of March 15, 1997 among Chesapeake Energy Corporation, as Issuer, its subsidiaries signatory thereto, as Subsidiary Guarantors, and Bank of New York, as Trustee, with respect to 8-1/2% Senior Notes due 2012.

              4.2.2 Seventh Supplemental Indenture, dated as of September 12,
                    2001, to Indenture dated as of March 15, 1997 among Chesapeake Energy Corporation, as Issuer, its subsidiaries signatory thereto, as Subsidiary Guarantors, and Bank of New York, as Trustee, with respect to 8-1/2% Senior Notes due 2012.

              4.2.3 Eighth Supplemental Indenture, dated as of October 1, 2001, to Indenture dated as of March 15, 1997 among Chesapeake Energy Corporation, as Issuer, its subsidiaries signatory thereto, as Subsidiary Guarantors, and The Bank of New York, as Trustee, with respect to 8-1/2% Senior Notes due 2012.

              4.3.1 Second Supplemental Indenture, dated as of September 12,
                    2001, to Indenture dated as of April 6, 2001 among Chesapeake Energy Corporation, as Issuer, its subsidiaries signatory thereto, as Subsidiary Guarantors, and Bank of New York, as Trustee, with respect to 8-1/8% Senior Notes due 2011.

              4.3.2 Third Supplemental Indenture, dated as of October 1, 2001, to Indenture dated as of April 6, 2001 among Chesapeake Energy Corporation, as Issuer, its subsidiaries signatory thereto, as Subsidiary Guarantors, and The Bank of New York, as Trustee, with respect to 8-1/8% Senior Notes due 2011.

              4.6.1 Consent and waiver letter dated September 10, 2001 with respect to Second Amended and Restated Credit Agreement, dated as of June 11, 2001, among Chesapeake Energy Corporation, Chesapeake Exploration Limited Partnership, as Borrower, Bear Stearns Corporate Lending Inc., as Syndication Agent, Union Bank of California, N.A., as Administrative Agent and Collateral Agent, and other lenders party thereto.

              4.6.2 Consent and waiver letter dated October 5, 2001 with respect to Second Amended and Restated Credit Agreement, dated as of June 11, 2001, among Chesapeake Energy Corporation, Chesapeake Exploration Limited Partnership, as Borrower, Bear Stearns Corporate Lending Inc., as Syndication Agent, Union Bank of California, N.A., as Administrative Agent and Collateral Agent, and other lenders party thereto.

              4.7 Second Amended and Restated Employment Agreement dated as of July 1, 2001, between Aubrey K. McClendon and Chesapeake Energy Corporation.

              4.8 Second Amended and Restated Employment Agreement dated as of July 1, 2001, between Tom L. Ward and Chesapeake Energy Corporation.

              12    Computation of ratios of earnings to fixed charges.

(b)      Reports on Form 8-K

              During the quarter ended September 30, 2001, we filed the following current reports on Form 8-K:

On July 17, 2001, we filed a current report on Form 8-K reporting under Item 5 that we had issued a press release on July 13, 2001 announcing the schedule for our second quarter 2001 earnings release and providing information for accessing the related conference call.

On July 27, 2001, we filed a current report on Form 8-K reporting under Item 9 the posting on our web site of operating assumptions and projections for the third quarter of 2001 and full years 2001 and 2002.

On July 27, 2001, we filed a current report on Form 8-K reporting under Item 5 that we had issued a press release on July 26, 2001 announcing our earnings for the second quarter of 2001, our hedges of 2001-2003 natural gas production, the anticipated sale of our Canadian subsidiary, the reduction of our drilling cap-ex budget, updated 2001 and 2002 forecasts, and recent investments we have made.

On August 13, 2001, we filed a current report on Form 8-K containing in Item 5 a description of our capital stock. It amended and superseded the description of capital stock in our registration statement on Form 8-B, as amended by our filing on Form 8-K on December 18, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CHESAPEAKE ENERGY CORPORATION
                                            (Registrant)



                                    By: /s/ Aubrey K. McClendon
                                       ----------------------------------------
                                       Aubrey K. McClendon
                                       Chairman and Chief Executive Officer



October 26, 2001                    By: /s/ Marcus C. Rowland
--------------------------------       ----------------------------------------
              Date                     Marcus C. Rowland
                                       Executive Vice President and
                                       Chief Financial Officer

                               INDEX TO EXHIBITS



        EXHIBIT
        NUMBER                          DESCRIPTION
        -------                         -----------
         4.1.1    Sixth Supplemental Indenture, dated as of December 31, 1999, to Indenture dated as of March 15, 1997 among Chesapeake
                  Energy Corporation, as Issuer, its subsidiaries signatory
                  thereto, as Subsidiary Guarantors, and Bank of New York, as
                  Trustee, with respect to 7-7/8% Senior Notes due 2004.

         4.1.2    Seventh Supplemental Indenture, dated as of September 12,
                  2001, to Indenture dated as of March 15, 1997 among Chesapeake
                  Energy Corporation, as Issuer, its subsidiaries signatory thereto, as Subsidiary Guarantors, and Bank of New York, as Trustee, with respect to 7-7/8% Senior Notes due 2004.

         4.1.3    Eighth Supplemental Indenture, dated as of October 1, 2001, to
                  Indenture dated as of March 15, 1997 among Chesapeake Energy
                  Corporation, as Issuer, its subsidiaries signatory thereto, as Subsidiary Guarantors, and The Bank of New York, as Trustee, with respect to 7-7/8% Senior Notes due 2004.

         4.2.1 Sixth Supplemental Indenture, dated as of December 31, 1999, to Indenture dated as of March 15, 1997 among Chesapeake
                  Energy Corporation, as Issuer, its subsidiaries signatory thereto, as Subsidiary Guarantors, and Bank of New York, as Trustee, with respect to 8-1/2% Senior Notes due 2012.

         4.2.2    Seventh Supplemental Indenture, dated as of September 12,
                  2001, to Indenture dated as of March 15, 1997 among Chesapeake
                  Energy Corporation, as Issuer, its subsidiaries signatory thereto, as Subsidiary Guarantors, and Bank of New York, as Trustee, with respect to 8-1/2% Senior Notes due 2012.

         4.2.3    Eighth Supplemental Indenture, dated as of October 1, 2001, to
                  Indenture dated as of March 15, 1997 among Chesapeake Energy
                  Corporation, as Issuer, its subsidiaries signatory thereto, as Subsidiary Guarantors, and The Bank of New York, as Trustee, with respect to 8-1/2% Senior Notes due 2012.

         4.3.1 Second Supplemental Indenture, dated as of September 12, 2001, to Indenture dated as of April 6, 2001 among Chesapeake Energy
                  Corporation, as Issuer, its subsidiaries signatory thereto, as Subsidiary Guarantors, and Bank of New York, as Trustee, with respect to 8-1/8% Senior Notes due 2011.

         4.3.2    Third Supplemental Indenture, dated as of October 1, 2001, to
                  Indenture dated as of April 6, 2001 among Chesapeake Energy
                  Corporation, as Issuer, its subsidiaries signatory thereto, as Subsidiary Guarantors, and The Bank of New York, as Trustee, with respect to 8-1/8% Senior Notes due 2011.

         4.6.1 Consent and waiver letter dated September 10, 2001 with respect to Second Amended and Restated Credit Agreement, dated as of June 11, 2001, among Chesapeake Energy
                  Corporation, Chesapeake Exploration Limited Partnership, as
                  Borrower, Bear Stearns Corporate Lending Inc., as Syndication
                  Agent, Union Bank of California, N.A., as Administrative Agent and Collateral Agent, and other lenders party thereto.

         4.6.2 Consent and waiver letter dated October 5, 2001 with respect to Second Amended and Restated Credit Agreement, dated as of June 11, 2001, among Chesapeake Energy Corporation, Chesapeake
                  Exploration Limited Partnership, as Borrower, Bear Stearns
                  Corporate Lending Inc., as Syndication Agent, Union Bank of
                  California, N.A., as Administrative Agent and Collateral
                  Agent, and other lenders party thereto.

         12       Computation of ratios of earnings to fixed charges.