Form 10-Q
period 2002-03-31
CHESAPEAKE ENERGY CORP
filed 2002-05-15
CIK 895126

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                  For the quarterly period ended March 31, 2002

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    At March 10, 2002, there were 165,935,028 shares of our $.01 par value common stock outstanding.

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

             INDEX TO FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2002

                                                                                                                PAGE
                                                                                                                ----
  PART  I.

  FINANCIAL INFORMATION

  Item 1.       Consolidated Financial Statements (Unaudited):
                  Consolidated Balance Sheets at December 31, 2001 and March 31, 2002 ........................... 3
                  Consolidated Statements of Operations for the Three Months Ended March 31, 2001
                  and 2002 ...................................................................................... 4
                  Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2001
                  and 2002 ...................................................................................... 5
                  Consolidated Statements of Comprehensive Income for the Three Months Ended
                  March 31, 2001 and 2002 ....................................................................... 6
                  Notes to Consolidated Financial Statements .................................................... 7
  Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations............19
  Item 3.       Quantitative and Qualitative Disclosures About Market Risk.......................................25

  PART II.

  OTHER INFORMATION

  Item 1.       Legal Proceedings................................................................................29
  Item 2.       Changes in Securities and Use of Proceeds........................................................29
  Item 3.       Defaults Upon Senior Securities .................................................................29
  Item 4.       Submission of Matters to a Vote of Security Holders..............................................29
  Item 5.       Other Information................................................................................29
  Item 6.       Exhibits and Reports on Form 8-K.................................................................29

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                                DECEMBER 31,    MARCH 31,
                                                                                                   2001          2002
                                                                                                -----------   -----------
                                                                                                     ($ IN THOUSANDS)
                                                               ASSETS

  CURRENT ASSETS:

    Cash and cash equivalents ..............................................................   $   117,594    $   121,952
    Restricted cash ........................................................................         7,366            255
    Accounts receivable:
      Oil and gas sales ....................................................................        51,496         63,922
      Joint interest, net of allowances of $947,000 and $1,093,000, respectively ...........        17,364         19,131
      Short-term derivatives ...............................................................        34,543         32,900
      Related parties ......................................................................         9,896          6,419
      Other ................................................................................        14,951         17,143
    Short-term derivative instruments ......................................................        97,544           --
    Inventory and other ....................................................................        10,629         10,461
                                                                                               -----------    -----------
          Total Current Assets .............................................................       361,383        272,183
                                                                                               -----------    -----------
  PROPERTY AND EQUIPMENT:

    Oil and gas properties, at cost based on full-cost accounting:

      Evaluated oil and gas properties .....................................................     3,546,163      3,636,641
      Unevaluated properties ...............................................................        66,205         60,007
      Less: accumulated depreciation, depletion and amortization ...........................    (1,902,587)    (1,951,205)
                                                                                               -----------    -----------
                                                                                                 1,709,781      1,745,443
    Other property and equipment ...........................................................       115,694        123,222
    Less: accumulated depreciation and amortization ........................................       (39,894)       (41,723)
                                                                                               -----------    -----------
          Total Property and Equipment .....................................................     1,785,581      1,826,942

  OTHER ASSETS:
    Long-term derivatives receivable .......................................................        18,852         12,220
    Deferred income tax asset ..............................................................        67,781        103,875
    Long-term derivative instruments .......................................................         6,370           --
    Long-term investments ..................................................................        29,849         28,546
    Other assets ...........................................................................        16,952         15,624
                                                                                               -----------    -----------
          Total Other Assets ...............................................................       139,804        160,265
                                                                                               -----------    -----------
  TOTAL ASSETS .............................................................................   $ 2,286,768    $ 2,259,390
                                                                                               ===========    ===========

                                                LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES:

    Notes payable and current maturities of long-term debt .................................   $       602    $       380
    Accounts payable .......................................................................        79,945         57,120
    Accrued interest .......................................................................        26,316         41,514
    Short-term derivative instruments ......................................................          --            9,947
    Other accrued liabilities ..............................................................        36,998         40,773
    Revenues and royalties due others ......................................................        29,520         29,579
                                                                                               -----------    -----------
          Total Current Liabilities ........................................................       173,381        179,313
                                                                                               -----------    -----------
  LONG-TERM DEBT, NET ......................................................................     1,329,453      1,308,424
                                                                                               -----------    -----------
  REVENUES AND ROYALTIES DUE OTHERS ........................................................        12,696         12,643
                                                                                               -----------    -----------
  LONG-TERM DERIVATIVE INSTRUMENTS .........................................................          --           39,091
                                                                                               -----------    -----------
  OTHER LIABILITIES ........................................................................         3,831          3,831
                                                                                               -----------    -----------
  CONTINGENCIES AND COMMITMENTS (NOTE 3)

  STOCKHOLDERS' EQUITY:
    Preferred Stock, $.01 par value, 10,000,000 shares authorized;  3,000,000 shares of 6.75% cumulative convertible preferred stock, issued and outstanding at December 31, 2001 and March 31, 2002, entitled in liquidation to $150
      million ..............................................................................       150,000        150,000
    Common Stock, $.01 par value, 350,000,000 shares authorized, 169,534,991 and
      170,588,773 shares issued at December 31, 2001 and March 31, 2002, respectively ......         1,696          1,706
    Paid-in capital ........................................................................     1,035,156      1,038,322
    Accumulated deficit ....................................................................      (442,974)      (473,147)
    Accumulated other comprehensive income, net of tax of $29,000,000 and $12,793,000,
      respectively .........................................................................        43,511         19,189
    Less: treasury stock, at cost; 4,792,529 common shares at December 31, 2001
      and March 31, 2002 ...................................................................       (19,982)       (19,982)
                                                                                               -----------    -----------
          Total Stockholders' Equity .......................................................       767,407        716,088
                                                                                               -----------    -----------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...............................................   $ 2,286,768    $ 2,259,390
                                                                                               ===========    ===========

                  The accompanying notes are an integral part of these consolidated financial statements.

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                     THREE MONTHS ENDED MARCH 31,
                                                                    ------------------------------
                                                                         2001             2002
                                                                    -------------    -------------
                                                                       ($ IN THOUSANDS, EXCEPT
                                                                           PER SHARE AMOUNTS)
   REVENUES:
     Oil and gas sales ..........................................   $     221,219    $     141,971
     Risk management loss .......................................              --          (79,468)
     Oil and gas marketing sales ................................          56,165           27,333
                                                                    -------------    -------------
       Total Revenues ...........................................         277,384           89,836
                                                                    -------------    -------------
   OPERATING COSTS:
     Production expenses ........................................          17,788           22,060
     Production taxes ...........................................          14,295            5,216
     General and administrative .................................           4,001            4,294
     Oil and gas marketing expenses .............................          54,478           26,507
     Oil and gas depreciation, depletion and amortization .......          38,173           48,619
     Depreciation and amortization of other assets ..............           1,953            3,110
                                                                    -------------    -------------
       Total Operating Costs ....................................         130,688          109,806
                                                                    -------------    -------------
   INCOME (LOSS) FROM OPERATIONS ................................         146,696          (19,970)
                                                                    -------------    -------------
   OTHER INCOME (EXPENSE):
     Interest and other income ..................................             569              954
     Interest expense ...........................................         (25,889)         (26,960)
     Gothic standby credit facility costs .......................          (3,392)              --
                                                                    -------------    -------------
       Total Other Income (Expense) .............................         (28,712)         (26,006)
                                                                    -------------    -------------
   INCOME (LOSS) BEFORE INCOME TAXES ............................         117,984          (45,976)
   PROVISION (BENEFIT) FOR INCOME TAXES .........................          47,696          (18,390)
                                                                    -------------    -------------
   NET INCOME (LOSS) ............................................          70,288          (27,586)
   PREFERRED STOCK DIVIDENDS ....................................            (546)          (2,532)
                                                                    -------------    -------------
   NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS ...........   $      69,742    $     (30,118)
                                                                    =============    =============
   EARNINGS (LOSS) PER COMMON SHARE:
       Basic ....................................................   $        0.44    $       (0.18)
                                                                    =============    =============
       Assuming dilution ........................................   $        0.41    $       (0.18)
                                                                    =============    =============

   WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES
       OUTSTANDING:

       Basic ....................................................         157,707          165,372
                                                                    =============    =============
       Assuming dilution ........................................         170,326          165,372
                                                                    =============    =============


                  The accompanying notes are an integral part of these consolidated financial statements.

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                     THREE MONTHS ENDED MARCH 31,
                                                                    ------------------------------
                                                                        2001            2002
                                                                    -------------    -------------
                                                                          ($ IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME (LOSS) .............................................   $      70,288    $     (27,586)
  ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET
    CASH PROVIDED BY OPERATING ACTIVITIES:
    Depreciation, depletion and amortization ....................          39,116           50,526
    Risk management loss ........................................              --           79,468
    Deferred income taxes .......................................          47,696          (18,390)
    Write-off of credit facility cost ...........................           3,392               --
    Amortization of loan costs ..................................           1,010            1,203
    Amortization of bond discount ...............................              19              244
    Accretion of Gothic note premium ............................            (704)              --
    Loss on sale/disposal of fixed assets and other .............              25               48
    Loss on repurchase of debt ..................................              --              591
    Gain on sale of RAM Energy notes ............................              --             (461)
    Bad debt expense ............................................              --              140
    Other .......................................................              64              129
                                                                    -------------    -------------
      Cash provided by operating activities before changes
       in current assets and liabilities ........................         160,906           85,912

    Changes in assets and liabilities ...........................          45,443           31,385
                                                                    -------------    -------------
      Cash provided by operating activities .....................         206,349          117,297
                                                                    -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Exploration and development of oil and gas properties .........        (109,859)         (83,281)
  Purchases of oil and gas properties ...........................         (43,980)            (894)
  Sales of oil and gas properties ...............................             140               --
  Sales of non-oil and gas assets ...............................              35               31
  Additions to buildings and other fixed assets .................         (13,060)          (7,413)
  Additions to drilling rig equipment ...........................              --             (216)
  Additions to long-term investments ............................              --           (2,408)
  Proceeds from sale of RAM Energy notes ........................              --            4,215
  Other .........................................................             269                7
                                                                    -------------    -------------
      Cash used in investing activities .........................        (166,455)         (89,959)
                                                                    -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term borrowings ............................          93,000               --
  Payments on long-term borrowings ..............................        (103,500)              --
  Cash paid to repurchase senior notes ..........................          (8,255)         (21,000)
  Cash paid for premium on repurchase of senior notes ...........              --             (440)
  Cash paid for financing costs related to debt .................            (712)             (84)
  Cash received from exercise of stock options ..................           2,191            1,181
  Cash paid for preferred stock dividend ........................            (546)          (2,587)
  Other .........................................................              --              (50)
                                                                    -------------    -------------
      Cash used in financing activities .........................         (17,822)         (22,980)
                                                                    -------------    -------------
Effect of changes in exchange rate on cash ......................            (869)              --
                                                                    -------------    -------------
NET INCREASE IN CASH AND CASH EQUIVALENTS .......................          21,203            4,358
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ..................              --          117,594
                                                                    -------------    -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD ........................   $      21,203    $     121,952
                                                                    =============    =============

                  The accompanying notes are an integral part of these consolidated financial statements.

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                                   THREE MONTHS ENDED MARCH 31,
                                                                                  ------------------------------
                                                                                      2001           2002
                                                                                  -------------    -------------
                                                                                        ($ IN THOUSANDS)

    Net income (loss) .........................................................   $      70,288    $     (27,586)
    Other comprehensive income (loss), net of income tax:
      Foreign currency translation adjustments ................................          (3,219)              --
      Cumulative effect of accounting change for financial derivatives ........         (53,580)              --
      Change in fair value of derivative instruments ..........................          42,138          (10,730)
      Reclassification of settled contracts ...................................          18,326          (14,086)
      Ineffective portion of derivatives qualifying for hedge accounting ......              --              494
                                                                                  -------------    -------------
     Comprehensive income (loss) ..............................................   $      73,953    $     (51,908)
                                                                                  =============    =============

                  The accompanying notes are an integral part of these consolidated financial statements.

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Principles of Consolidation

     The accompanying unaudited consolidated financial statements of Chesapeake Energy Corporation and Subsidiaries have been prepared in accordance with the instructions to Form 10-Q as prescribed by the Securities and Exchange Commission. All material adjustments (consisting solely of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods have been reflected. The results for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year. This Form 10-Q relates to the three months ended March 31, 2001 (the "Prior Quarter") and the three months ended March 31, 2002 (the "Current Quarter").

2.  HEDGING ACTIVITIES AND FINANCIAL INSTRUMENTS

Oil and Gas Hedging Activities

    Our results of operations and operating cash flows are impacted by changes in market prices for oil and gas. To mitigate a portion of this exposure to adverse market changes, we have entered into derivative instruments. As of March 31, 2002, our derivative instruments were comprised of swaps, collars, cap-swaps, straddles, strangles and basis protection swaps. These instruments allow us to predict with greater certainty the effective oil and gas prices to be received for our hedged production.

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

    o For cap-swaps, we receive a fixed price for the hedged commodity and pay a floating market price. The fixed price received by Chesapeake includes a premium in exchange for a "cap" limiting the counterparty's exposure.

    o For straddles, Chesapeake receives a premium from the counterparty in exchange for the sale of a call and a put option which establish a fixed price. To the extent that the market price differs from the established fixed price, Chesapeake pays the counterparty.

    o For strangles, Chesapeake receives a premium from the counterparty in exchange for the sale of a call and a put option. If the market price exceeds the fixed price of the call option or falls below the fixed price of the put option, then Chesapeake pays the counterparty. If the market price settles between the fixed price of the call and put option, no payment is due from Chesapeake.

    o Basis protection swaps are arrangements that guarantee a price differential of oil and gas from a specified delivery point. Chesapeake receives a payment from the counterparty if the price differential is greater than the stated terms of the contract and pays the counterparty if the price differential is less than the stated terms of the contract.

    From time to time, we close certain swap transactions designed to hedge a portion of our oil and natural gas production by entering into a counter-swap instrument. Under the counter-swap we receive a floating price for the hedged commodity and pay a fixed price to the counterparty. To the extent the counter-swap is designed to lock the value of an existing SFAS 133 cash flow hedge, the net value of the swap and the counter-swap is frozen and shown as a derivative receivable or payable in the consolidated balance sheets. At the same time, the original swap is designated as a non-qualifying cash flow hedge under SFAS 133.

    Pursuant to SFAS 133, our cap-swaps, straddles, strangles, counter-swaps and basis protection swaps do not qualify for designation as cash flow hedges. Therefore, changes in the fair value of these instruments that occur prior to their maturity, together with any changes in fair value of cash flow hedges resulting from ineffectiveness, are reported in the consolidated statements of operations as risk management income (loss). Amounts recorded in risk management income (loss) do not represent cash gains or losses. Rather, these amounts are temporary valuation swings in contracts or portions of contracts that are not entitled to receive SFAS 133 cash flow hedge accounting treatment. All amounts initially recorded in this caption are ultimately reversed within this same caption and included in oil and gas sales over the respective contract terms.

    The estimated fair values of our oil and gas derivative instruments as of March 31, 2002 are provided below. The associated carrying values of these instruments are equal to the estimated fair values.

                                                                             MARCH 31,
                                                                               2002
                                                                         ----------------
                                                                         ($ IN THOUSANDS)

                          Derivative assets (liabilities):
                            Fixed-price gas swaps....................       $ (18,504)
                            Fixed-price gas collars..................           7,046
                            Fixed-price gas cap-swaps................          25,949
                            Gas basis protection swaps...............          (6,222)
                            Gas straddles............................         (25,825)
                            Gas strangles............................         (31,004)
                            Fixed-price gas counter-swaps............           2,239
                            Fixed-price gas locked swaps.............          43,716
                            Fixed-price crude oil cap-swaps..........          (2,286)
                            Fixed-price crude oil locked swaps.......           1,404
                                                                            ---------
                             Total...................................       $  (3,487)(a)
                                                                            =========

(a) After adjusting for the $40.9 million premium paid to Chesapeake by the counterparty at the inception of the straddle and strangle contracts (which is recorded in cash provided by operating activities on the accompanying consolidated statements of cash flows), the net value of the combined hedging portfolio at March 31, 2002 was $37.4 million.

    We expect to transfer approximately $12.9 million of the balance in accumulated other comprehensive income, based upon the market prices at March 31, 2002, to earnings during the next 12 months when the forecasted transactions actually occur. All forecasted transactions hedged as of March 31, 2002 are expected to mature by December 2005.

    Additional information concerning the fair value of our oil and gas derivative instruments is as follows ($ in thousands):


            Fair value of contracts outstanding at January 1, 2002 ............ ......   $    157,309
            Change in fair value of contracts during period ..........................        (69,712)
            Contracts realized or otherwise settled during the period ................        (48,554)
            Fair value of new contracts when entered into during the period ..........        (42,530)
            Changes in fair values attributable to changes in valuation
              techniques and assumptions .............................................             --
                                                                                         ------------
            Fair value of contracts outstanding at March 31, 2002 ............. ......   $     (3,487)
                                                                                         ============

    Risk management loss related to our oil and gas derivatives for the three months ended March 31, 2002 is comprised of the following ($ in thousands):

          Risk Management Loss:
            Change in fair value of derivatives not qualifying for hedge accounting ......................................................... $(53,414)
            Reclassification of settled contracts ................................  (25,077)
            Ineffective portion of derivatives qualifying for hedge accounting ...     (824)
                                                                                   --------
             Total ............................................................... $(79,315)
                                                                                   ========

    Although derivatives often fail to achieve 100% effectiveness for accounting purposes, our derivative instruments continue to be highly effective in achieving the risk management objectives for which they were intended.

Interest Rate Risk

    We also utilize hedging strategies to manage interest rate exposure. In March 2002, we entered into an interest rate swap to convert a portion of our fixed rate debt to floating rate debt. The terms of the swap agreement are as follows:

             MONTHS                     NOTIONAL AMOUNT           FIXED RATE        FLOATING RATE
       -----------------------      -----------------------   ------------------    -------------
       March 2002 - March 2004            $200,000,000               7.875%         U.S. six-month LIBOR in
                                                                                    arrears plus 298.25 basis
                                                                                    points

    If the floating rate is less than the fixed rate, the counterparty will pay us accordingly. If the floating rate exceeds the fixed rate, we will pay the counterparty. Payments under the interest rate swap coincide with the semi-annual interest payments on our 7.875% senior notes which are due September 15 and March 15 of each year beginning September 15, 2002.

    A portion of the interest rate swap was entered into to convert $129 million of the 7.875% senior notes from fixed rate debt to variable rate debt. Under SFAS 133, a hedge of the interest rate risk in a recognized fixed rate liability can be designated as a fair value hedge. Accordingly, the mark-to-market value of the swap is recorded on the consolidated balance sheets as an asset or liability with a corresponding increase or decrease to the debt's carrying value.

    The remaining $71 million of the interest rate swap has not been designated as a fair value hedge. The mark-to-market value of this portion of the instrument is recorded as a derivative asset or liability on the consolidated balance sheets with the offsetting amount reflected in risk management income
(loss) on the consolidated statements of operations. The amount recorded in risk management income (loss) will be reversed and reflected in interest expense when the swap is settled.

    The estimated fair value of the interest rate swap at March 31, 2002 was a liability of approximately $0.4 million comprised of $0.2 million reflected as risk management loss and $0.2 million reflected as a reduction to long-term debt. Results from interest rate hedging transactions are reflected as adjustments to interest expense in the corresponding months covered by the swap agreement.

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

    The carrying values of items comprising current assets and current liabilities approximate fair values due to the short-term maturities of these instruments. We estimate the fair value of our long-term (including current maturities), fixed-rate debt using primarily quoted market prices. Our carrying amount for such debt at March 31, 2002 and December 31, 2001 was $1,308.8 million and $1,330.1 million, respectively, compared to approximate fair values of $1,322.2 million and $1,343.0 million, respectively. The carrying value of other long-term debt approximates its fair value as interest rates are primarily variable, based on prevailing market rates. The carrying amount for our 6.75% convertible preferred stock at March 31, 2002 was $150.0 million, which approximated its fair value as of that date.

Concentration of Credit Risk

     A significant portion of our liquidity is concentrated in cash and cash equivalents, including restricted cash, and derivative instruments that enable us to hedge a portion of our exposure to price volatility from producing oil and natural gas and interest rate volatility. These arrangements expose us to credit risk from our counterparties. Other financial instruments which potentially subject us to concentrations of credit risk consist principally of investments in debt instruments and accounts receivables. Our accounts receivable are primarily from purchasers of oil and natural gas products and exploration and production companies which own interests in properties we operate. The industry concentration has the potential to impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic, industry or other conditions. We generally require letters of credit for receivables from customers which are judged to have sub-standard credit, unless the credit risk can otherwise be mitigated. Cash and cash equivalents are deposited with major banks or institutions with high credit ratings.

3.  CONTINGENCIES AND COMMITMENTS

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

    The following securities were not included in the calculation of diluted earnings per share, as the effect was antidilutive:

    o    For the quarter ended March 31, 2002, outstanding warrants to purchase
         1.1 million shares of common stock at a weighted average exercise price of $12.61 were antidilutive because the exercise prices of the warrants were greater than the average price of the common stock during the Current Quarter.

    o For the quarter ended March 31, 2002 and 2001, outstanding options to purchase 0.8 million and 0.1 million shares of common stock at a weighted average exercise price of $10.05 and $25.00, respectively, were antidilutive because the exercise prices of the options were greater than the average market price of the common stock.

    o As a result of the Current Quarter's net loss to common shareholders, the diluted shares do not include the effect of outstanding stock options to purchase 5.2 million shares of common stock at a weighted average exercise price of $3.81, the assumed conversion of the outstanding 6.75% preferred stock (convertible into 19.5 million common shares) or warrants to purchase 6,567 shares of common stock at a weighted average exercise price of $0.05 as the effects were antidilutive.

A reconciliation for the quarter ended March 31, 2001 is as follows:

                                                                           INCOME          SHARES       PER SHARE
                                                                          (NUMERATOR)   (DENOMINATOR)     AMOUNT
                                                                         ------------   ------------   ------------
                                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
         FOR THE QUARTER ENDED MARCH 31, 2001:
         BASIC EPS
         Income available to common shareholders .....................   $     69,742        157,707   $       0.44
                                                                                                       ============
         EFFECT OF DILUTIVE SECURITIES
         Assumed conversion at the beginning of the period
           of preferred shares exchanged during the period:
           Preferred stock dividends .................................            546             --
         Assumed conversion of 624,037 shares of 7% preferred
           stock at beginning of period ..............................             --          4,489
         Employee stock options ......................................             --          8,130
                                                                         ------------   ------------
         DILUTED EPS
         Income available to common shareholders and assumed
           conversions ...............................................   $     70,288        170,326   $       0.41
                                                                         ============   ============   ============

    On November 13, 2001, we issued 3.0 million shares of 6.75% cumulative convertible preferred stock, par value $0.01 per share and liquidation preference $50 per share, in a private offering. We subsequently registered under the Securities Act of 1933 shares of the preferred stock and underlying common stock for resale by the holders.

5.  SENIOR NOTES AND REVOLVING CREDIT FACILITY

    On November 5, 2001, Chesapeake closed a private offering of $250.0 million of 8.375% senior notes due 2008, all of which were exchanged on January 23, 2002 for substantially identical notes registered under the Securities Act of 1933. The 8.375% senior notes will be redeemable by us prior to November 1, 2005 at the make-whole prices determined in accordance with the indenture, and on and after November 1, 2005 at annually declining redemption prices.

    On April 6, 2001, we issued $800.0 million principal amount of 8.125% senior notes due 2011, all of which were subsequently exchanged for substantially identical notes registered under the Securities Act of 1933. The 8.125% senior notes will be redeemable by us prior to April 1, 2006 at the make-whole prices determined in accordance with the indenture, and on and after April 1, 2006 at annually declining redemption prices.

    On March 17, 1997, we issued $150.0 million principal amount of 7.875% senior notes due 2004. The 7.875% senior notes are redeemable at our option at any time prior to March 15, 2004 at the make-whole prices determined in accordance with the indenture. During the Current Quarter, we purchased and subsequently retired $21.0 million of these notes for total consideration of $21.9 million, including $0.5 million of accrued interest and $0.4 million of redemption premium.

    Also on March 17, 1997, we issued $150.0 million principal amount of 8.5% senior notes due 2012. The 8.5% senior notes are redeemable at our option at any time prior to March 15, 2004 at the make-whole prices determined in accordance with the indenture and, on or after March 15, 2004, at annually declining redemption prices set forth in the indenture. During the quarter ended March 31, 2001, Chesapeake purchased and subsequently retired $7.3 million of these notes for total consideration of $7.4 million, including accrued interest of $0.2 million and the write-off of $0.1 million of unamortized bond discount.

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

    We have a $225 million revolving bank credit facility (with a committed borrowing base of $225 million) which matures in September 2003. As of March 31, 2002, we had no outstanding borrowings under this facility and were using $21.3 million of the facility to secure various letters of credit. Borrowings under the facility are collateralized by certain producing oil and gas properties and bear interest at either the reference rate of Union Bank of California, N.A., or London Interbank Offered Rate (LIBOR), at our option, plus a margin that varies according to total facility usage. The unused portion of the facility is subject to an annual commitment fee of 0.50%. Interest is payable quarterly. The collateral value and borrowing base are redetermined periodically. The maturity of the bank credit facility can be extended to June 2005 provided certain conditions are met.

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

                      CONDENSED CONSOLIDATED BALANCE SHEET
                             AS OF DECEMBER 31, 2001
                                ($ IN THOUSANDS)

                                                                       NON-
                                                    GUARANTOR        GUARANTOR
                                                    SUBSIDIARY       SUBSIDIARY        PARENT       ELIMINATIONS     CONSOLIDATED
                                                   -------------    -------------    -----------    -------------    -------------

                                                             ASSETS

CURRENT ASSETS:
  Cash and cash equivalents ....................   $      (7,905)   $      19,714    $   113,151    $          --    $     124,960
  Accounts receivable ..........................         113,493           30,380          2,715          (18,338)         128,250
  Short-term derivative instruments ............          97,544               --             --               --           97,544
  Inventory and other ..........................          10,208              421             --               --           10,629
                                                   -------------    -------------    -----------    -------------    -------------
          Total Current Assets .................         213,340           50,515        115,866          (18,338)         361,383
                                                   -------------    -------------    -----------    -------------    -------------
PROPERTY AND EQUIPMENT:
  Oil and gas properties .......................       3,546,163               --             --               --        3,546,163
  Unevaluated leasehold ........................          66,205               --             --               --           66,205
  Other property and equipment .................          53,681           23,537         38,476               --          115,694
  Less: accumulated depreciation, depletion
     and amortization ..........................      (1,920,613)         (18,668)        (3,200)              --       (1,942,481)
                                                   -------------    -------------    -----------    -------------    -------------
          Net Property and Equipment ...........       1,745,436            4,869         35,276               --        1,785,581
                                                   -------------    -------------    -----------    -------------    -------------
OTHER ASSETS:
  Investments in subsidiaries and
    intercompany advances ......................              --               --        (21,054)          21,054               --
  Long-term derivative receivable ..............          18,852               --             --               --           18,852
  Deferred income tax asset ....................        (218,596)          (1,376)       287,753               --           67,781
  Long-term derivative instruments .............           6,370               --             --               --            6,370
  Long-term investments ........................              --               --         29,849               --           29,849
  Other assets .................................           5,589              334         11,050              (21)          16,952
                                                   -------------    -------------    -----------    -------------    -------------
          Total Other Assets ...................        (187,785)          (1,042)       307,598           21,033          139,804
                                                   -------------    -------------    -----------    -------------    -------------
TOTAL ASSETS ...................................   $   1,770,991    $      54,342    $   458,740    $       2,695    $   2,286,768
                                                   =============    =============    ===========    =============    =============

                                          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Notes payable and current maturities of
     long-term debt ............................   $         602    $          --    $        --    $          --    $         602
  Accounts payable and other current
     liabilities ...............................         127,967           36,755         26,338          (18,281)         172,779
                                                   -------------    -------------    -----------    -------------    -------------
          Total Current Liabilities ............         128,569           36,755         26,338          (18,281)         173,381
                                                   -------------    -------------    -----------    -------------    -------------
LONG-TERM DEBT .................................              --               --      1,329,453               --        1,329,453
                                                   -------------    -------------    -----------    -------------    -------------
REVENUES AND ROYALTIES DUE OTHERS ..............          12,696               --             --               --           12,696
                                                   -------------    -------------    -----------    -------------    -------------
OTHER LIABILITIES ..............................           3,831               --             --               --            3,831
                                                   -------------    -------------    -----------    -------------    -------------
INTERCOMPANY PAYABLES ..........................       1,664,517               19     (1,664,458)             (78)              --
                                                   -------------    -------------    -----------    -------------    -------------
STOCKHOLDERS' EQUITY (DEFICIT):
  Common Stock .................................              66                1          1,686              (57)           1,696
  Other ........................................         (38,688)          17,567        765,721           21,111          765,711
                                                   -------------    -------------    -----------    -------------    -------------
          Total Stockholders' Equity (Deficit) .         (38,622)          17,568        767,407           21,054          767,407
                                                   -------------    -------------    -----------    -------------    -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .....   $   1,770,991    $      54,342    $   458,740    $       2,695    $   2,286,768
                                                   =============    =============    ===========    =============    =============

                      CONDENSED CONSOLIDATED BALANCE SHEET
                              AS OF MARCH 31, 2002
                                ($ IN THOUSANDS)

                                                       GUARANTOR     NON-GUARANTOR
                                                      SUBSIDIARIES    SUBSIDIARY       PARENT      ELIMINATIONS   CONSOLIDATED
                                                      ------------   -------------   -----------   ------------   ------------

                                                               ASSETS

CURRENT ASSETS:

  Cash and cash equivalents ........................   $   (28,789)   $    10,136    $   140,860    $        --    $   122,207
  Accounts receivable ..............................       118,455         40,917          4,384        (24,241)       139,515
  Inventory and other ..............................        10,080            366             15             --         10,461
                                                       -----------    -----------    -----------    -----------    -----------
         Total Current Assets ......................        99,746         51,419        145,259        (24,241)       272,183
                                                       -----------    -----------    -----------    -----------    -----------
PROPERTY AND EQUIPMENT:

  Oil and gas properties ...........................     3,636,641             --             --             --      3,636,641
  Unevaluated leasehold ............................        60,007             --             --             --         60,007
  Other property and equipment .....................        55,633         23,810         43,779             --        123,222
  Less: accumulated depreciation,
    depletion and amortization .....................    (1,970,575)       (18,897)        (3,456)            --     (1,992,928)
                                                       -----------    -----------    -----------    -----------    -----------
         Net Property and Equipment ................     1,781,706          4,913         40,323             --      1,826,942
                                                       -----------    -----------    -----------    -----------    -----------
OTHER ASSETS:
  Investments in subsidiaries and
    intercompany advances ..........................            --             --         85,892        (85,892)            --
  Long-term derivative receivable ..................        12,220             --             --             --         12,220
  Deferred income tax asset ........................       (26,226)        (1,455)       131,556             --        103,875
  Long-term investments ............................            --             --         28,546             --         28,546
  Other assets .....................................         4,790            251         10,583             --         15,624
                                                       -----------    -----------    -----------    -----------    -----------
         Total Other Assets ........................        (9,216)        (1,204)       256,577        (85,892)       160,265
                                                       -----------    -----------    -----------    -----------    -----------
TOTAL ASSETS .......................................   $ 1,872,236    $    55,128    $   442,159    $  (110,133)   $ 2,259,390
                                                       ===========    ===========    ===========    ===========    ===========

                                           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Notes payable and current maturities
    of long-term debt ..............................   $       380    $        --    $        --    $        --    $       380
  Accounts payable and other current liabilities ...       122,717         38,916         41,547        (24,247)       178,933
                                                       -----------    -----------    -----------    -----------    -----------
         Total Current Liabilities .................       123,097         38,916         41,547        (24,247)       179,313
                                                       -----------    -----------    -----------    -----------    -----------
LONG-TERM DEBT .....................................            --             --      1,308,424             --      1,308,424
                                                       -----------    -----------    -----------    -----------    -----------
REVENUES AND ROYALTIES DUE OTHERS ..................        12,643             --             --             --         12,643
                                                       -----------    -----------    -----------    -----------    -----------
LONG-TERM DERIVATIVE INSTRUMENTS ...................        38,660             --            431             --         39,091
                                                       -----------    -----------    -----------    -----------    -----------
OTHER LIABILITIES ..................................         3,831             --             --             --          3,831
                                                       -----------    -----------    -----------    -----------    -----------
INTERCOMPANY PAYABLES ..............................     1,627,707         (3,382)    (1,624,331)             6             --
                                                       -----------    -----------    -----------    -----------    -----------
STOCKHOLDERS' EQUITY (DEFICIT):
  Common Stock .....................................            66              1          1,696            (57)         1,706
  Other ............................................        66,232         19,593        714,392        (85,835)       714,382
                                                       -----------    -----------    -----------    -----------    -----------
          Total Stockholders' Equity (Deficit)  ....        66,298         19,594        716,088        (85,892)       716,088
                                                       -----------    -----------    -----------    -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT) .................................   $ 1,872,236    $    55,128    $   442,159    $  (110,133)   $ 2,259,390
                                                       ===========    ===========    ===========    ===========    ===========

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                ($ IN THOUSANDS)

                                                                                NON-
                                                                GUARANTOR     GUARANTOR
                                                              SUBSIDIARIES    SUBSIDIARY     PARENT    ELIMINATIONS   CONSOLIDATED
                                                              ------------    ----------    --------   ------------   ------------
  FOR THE THREE MONTHS ENDED MARCH 31, 2001:
  REVENUES:
    Oil and gas sales ......................................   $   221,219    $       --    $     --    $        --    $   221,219
    Oil and gas marketing sales ............................            --       133,913          --        (77,748)        56,165
                                                               -----------    ----------    --------    -----------    -----------
      Total Revenues .......................................       221,219       133,913          --        (77,748)       277,384
                                                               -----------    ----------    --------    -----------    -----------
  OPERATING COSTS:
    Production expenses and taxes ..........................        32,083            --          --             --         32,083
    General and administrative .............................         3,543           350         108             --          4,001
    Oil and gas marketing expenses .........................            --       132,226          --        (77,748)        54,478
    Oil and gas depreciation, depletion and amortization ...        38,173            --          --             --         38,173
    Other depreciation and amortization ....................         1,062            20         871             --          1,953
                                                               -----------    ----------    --------    -----------    -----------
      Total Operating Costs ................................        74,861       132,596         979        (77,748)       130,688
                                                               -----------    ----------    --------    -----------    -----------
  INCOME (LOSS) FROM OPERATIONS ............................       146,358         1,317        (979)            --        146,696
                                                               -----------    ----------    --------    -----------    -----------
  OTHER INCOME (EXPENSE):
    Interest and other income ..............................           442            75      22,734        (22,682)           569
    Interest expense .......................................       (27,814)           (1)    (20,756)        22,682        (25,889)
    Gothic standby credit facility costs ...................            --            --      (3,392)            --         (3,392)
    Equity in net earnings of subsidiaries .................            --            --      71,724        (71,724)            --
                                                               -----------    ----------    --------    -----------    -----------
      Total Other Income (Expense) .........................       (27,372)           74      70,310        (71,724)       (28,712)
                                                               -----------    ----------    --------    -----------    -----------
  INCOME (LOSS) BEFORE INCOME TAXES ........................       118,986         1,391      69,331        (71,724)       117,984
  INCOME TAX EXPENSE (BENEFIT) .............................        48,097           556        (957)            --         47,696
                                                               -----------    ----------    --------    -----------    -----------
  NET INCOME (LOSS) ........................................   $    70,889    $      835    $ 70,288    $   (71,724)   $    70,288
                                                               ===========    ==========    ========    ===========    ===========


                                                                                NON-
                                                                GUARANTOR     GUARANTOR
                                                              SUBSIDIARIES    SUBSIDIARY     PARENT    ELIMINATIONS   CONSOLIDATED
                                                              ------------    ----------    --------   ------------   ------------
  FOR THE THREE MONTHS ENDED MARCH 31, 2002:
  REVENUES:
    Oil and gas sales ......................................   $   141,971    $       --    $     --    $        --    $   141,971
    Risk management loss ...................................       (79,315)           --        (153)            --        (79,468)
    Oil and gas marketing sales ............................            --        89,465          --        (62,132)        27,333
                                                               -----------    ----------    --------    -----------    -----------
      Total Revenues .......................................        62,656        89,465        (153)       (62,132)        89,836
                                                               -----------    ----------    --------    -----------    -----------
  OPERATING COSTS:
    Production expenses and taxes ..........................        27,276            --          --             --         27,276
    General and administrative .............................         3,630           451         213             --          4,294
    Oil and gas marketing expenses .........................            --        88,639          --        (62,132)        26,507
    Oil and gas depreciation, depletion and amortization ...        48,619            --          --             --         48,619
    Other depreciation and amortization ....................         2,171           277         662             --          3,110
                                                               -----------    ----------    --------    -----------    -----------
      Total Operating Costs ................................        81,696        89,367         875        (62,132)       109,806
                                                               -----------    ----------    --------    -----------    -----------
  INCOME (LOSS) FROM OPERATIONS ............................       (19,040)           98      (1,028)            --        (19,970)
                                                               -----------    ----------    --------    -----------    -----------
  OTHER INCOME (EXPENSE):
    Interest and other income ..............................           209            99      28,115        (27,469)           954
    Interest expense .......................................       (26,569)           --     (27,860)        27,469        (26,960)
    Equity in net earnings of subsidiaries .................            --            --     (27,122)        27,122             --
                                                               -----------    ----------    --------    -----------    -----------
      Total Other Income (Expense). ........................       (26,360)           99     (26,867)        27,122        (26,006)
                                                               -----------    ----------    --------    -----------    -----------
  INCOME (LOSS) BEFORE INCOME TAXES ........................       (45,400)          197     (27,895)        27,122        (45,976)
  INCOME TAX EXPENSE (BENEFIT) .............................       (18,160)           79        (309)            --        (18,390)
                                                               -----------    ----------    --------    -----------    -----------
  NET INCOME (LOSS) ........................................   $   (27,240)   $      118    $(27,586)   $    27,122    $   (27,586)
                                                               ===========    ==========    ========    ===========    ===========

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ IN THOUSANDS)

                                                          GUARANTOR     NON-GUARANTOR
                                                         SUBSIDIARIES    SUBSIDIARY      PARENT    ELIMINATIONS   CONSOLIDATED
                                                         ------------   -------------   --------   ------------   ------------
FOR THE THREE MONTHS ENDED MARCH 31, 2001:
CASH FLOWS FROM OPERATING
  ACTIVITIES ..........................................   $   200,370    $    (1,721)   $ 79,424    $   (71,724)   $   206,349
                                                          -----------    -----------    --------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Oil and gas properties, net .........................      (153,699)            --          --             --       (153,699)
  Proceeds from sale of assets ........................            35             --          --             --             35
  Additions to other property and equipment ...........        (8,745)          (890)     (3,425)            --        (13,060)
  Other ...............................................           269             --          --             --            269
                                                          -----------    -----------    --------    -----------    -----------
  Cash (used in) provided by investing activities .....      (162,140)          (890)     (3,425)            --       (166,455)
                                                          -----------    -----------    --------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term borrowings ..................            --             --      93,000             --         93,000
  Payments on long-term borrowings ....................            --             --    (103,500)            --       (103,500)
  Cash paid for financing cost related to debt ........           (99)            --        (613)            --           (712)
  Cash dividends paid on preferred stock ..............            --             --        (546)            --           (546)
  Cash paid for repurchase on senior notes ............        (1,020)            --      (7,235)            --         (8,255)
  Exercise of stock options ...........................            --             --       2,191             --          2,191
  Intercompany advances, net ..........................       (46,514)        (4,066)    (21,144)        71,724             --
                                                          -----------    -----------    --------    -----------    -----------
  Cash (used in) provided by financing activities .....       (47,633)        (4,066)    (37,847)        71,724        (17,822)
Effect of exchange rate changes on cash ...............          (869)            --          --             --           (869)
                                                          -----------    -----------    --------    -----------    -----------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS .........................................       (10,272)        (6,677)     38,152             --         21,203
CASH, BEGINNING OF PERIOD .............................       (19,868)         7,200      12,668             --             --
                                                          -----------    -----------    --------    -----------    -----------
CASH, END OF PERIOD ...................................   $   (30,140)   $       523    $ 50,820    $        --    $    21,203
                                                          ===========    ===========    ========    ===========    ===========


                                                          GUARANTOR     NON-GUARANTOR
                                                         SUBSIDIARIES    SUBSIDIARY      PARENT    ELIMINATIONS   CONSOLIDATED
                                                         ------------   -------------   --------   ------------   ------------

FOR THE THREE MONTHS ENDED MARCH 31, 2002:
CASH FLOWS FROM OPERATING
  ACTIVITIES ..........................................   $   107,118    $    (7,847)   $ (9,096)   $    27,122    $   117,297
                                                          -----------    -----------    --------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Oil and gas properties, net .........................       (84,175)            --          --             --        (84,175)
  Proceeds from sale of assets ........................            31             --          --             --             31
  Additions to other property, plant and equipment
    and other .........................................        (2,051)          (268)     (5,303)            --         (7,622)
  Other investments, net ..............................            --             --       1,807             --          1,807
                                                          -----------    -----------    --------    -----------    -----------
  Cash (used in) provided by investing activities .....       (86,195)          (268)     (3,496)            --        (89,959)
                                                          -----------    -----------    --------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Cash paid for financing costs related to debt .......            --             --         (84)            --            (84)
  Cash paid for repurchase of senior notes ............            --             --     (21,000)            --        (21,000)
  Cash paid for repurchase premium on senior notes ....            --             --        (440)            --           (440)
  Cash dividends paid on preferred stock ..............            --             --      (2,587)            --         (2,587)
  Exercise of stock options ...........................            --             --       1,181             --          1,181
  Other ...............................................            --             --         (50)            --            (50)
  Intercompany advances, net ..........................       (38,654)        (1,463)     67,239        (27,122)            --
                                                          -----------    -----------    --------    -----------    -----------
  Cash (used in) provided by financing activities .....       (38,654)        (1,463)     44,259        (27,122)       (22,980)
                                                          -----------    -----------    --------    -----------    -----------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS .........................................       (17,731)        (9,578)     31,667             --          4,358
CASH, BEGINNING OF PERIOD .............................       (11,313)        19,714     109,193             --        117,594
                                                          -----------    -----------    --------    -----------    -----------
CASH, END OF PERIOD ...................................   $   (29,044)   $    10,136    $140,860    $        --    $   121,952
                                                          ===========    ===========    ========    ===========    ===========

        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                ($ IN THOUSANDS)

                                                            GUARANTOR     NON-GUARANTOR
                                                           SUBSIDIARIES     SUBSIDIARY     PARENT     ELIMINATIONS    CONSOLIDATED
                                                           ------------   -------------   --------    ------------    ------------
FOR THE THREE MONTHS ENDED MARCH 31, 2001:
  Net income (loss) ....................................   $     70,889    $        835   $ 70,288    $    (71,724)   $     70,288
   Other comprehensive income (loss) net of
      income tax -
   Foreign currency translation adjustments ............         (3,219)             --         --              --          (3,219)
   Cumulative effect of accounting change for
      financial derivatives, net of income tax .........        (53,580)             --         --              --         (53,580)
   Change in fair value of derivative instruments ......         42,138              --         --              --          42,138
   Reclassification of settled contracts ...............         18,326              --         --              --          18,326
   Equity in net other comprehensive income
      (loss) of subsidiaries ...........................             --              --      3,665          (3,665)             --
                                                           ------------    ------------   --------    ------------    ------------
  Comprehensive income (loss) ..........................   $     74,554    $        835   $ 73,953    $    (75,389)   $     73,953
                                                           ============    ============   ========    ============    ============


                                                            GUARANTOR     NON-GUARANTOR
                                                           SUBSIDIARIES     SUBSIDIARY     PARENT     ELIMINATIONS    CONSOLIDATED
                                                           ------------   -------------   --------    ------------    ------------
FOR THE THREE MONTHS ENDED MARCH 31, 2002:
  Net income (loss) ....................................   $    (27,240)   $        118   $(27,586)   $     27,122    $    (27,586)
   Other comprehensive income (loss) net of
      income tax -
   Change in fair value of derivative instruments ......        (10,730)             --         --              --         (10,730)
   Reclassification of settled contracts ...............        (14,086)             --         --              --         (14,086)
   Ineffectiveness portion of derivatives
      qualifying for hedge accounting ..................            494              --         --              --             494
   Equity in net other comprehensive income
    (loss) of subsidiaries .............................             --              --    (24,322)         24,322              --
                                                           ------------    ------------   --------    ------------    ------------
  Comprehensive income (loss) ..........................   $    (51,562)   $        118   $(51,908)   $     51,444    $    (51,908)
                                                           ============    ============   ========    ============    ============

6.  SEGMENT INFORMATION

    Chesapeake has two reportable segments under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, consisting of exploration and production, and marketing. The reportable segment information can be derived from note 5 as Chesapeake Energy Marketing, Inc., which is our marketing segment, is the only non-guarantor subsidiary for all income statement periods presented.

7.  SUBSEQUENT EVENT

    On April 19, 2002, we entered into an agreement and plan of merger pursuant to which we will acquire Canaan Energy Corporation in a cash merger through a Chesapeake subsidiary. Under the agreement, all outstanding common shares of Canaan, other than the Canaan shares owned by Chesapeake and those that dissent, will be converted into the right to receive $18.00 per share in cash, and outstanding options to acquire Canaan common stock will be converted into the right to receive, for each share of Canaan common stock to be received upon exercise, the merger consideration less the per share exercise price and withholding taxes. We expect the aggregate net cash consideration for the merger will be $118 million, including the retirement of Canaan's outstanding indebtedness of approximately $33 million (net of stock option proceeds and working capital). The acquisition is subject to approval by Canaan's shareholders. Canaan's management and directors have agreed to vote their 1.2 million common shares in favor of the agreement. These shares, together with the Canaan shares we own, represent 37% of Canaan's outstanding common shares. The merger is expected to close in the third quarter of 2002. Under certain circumstances, Canaan has agreed to provide Chesapeake with a $5.0 million break-up fee in the event the transaction is not completed. We intend to pay for the transaction with cash on hand.

8.  RECENT ACCOUNTING PRONOUNCEMENTS

    In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Nos. 141 and 142. SFAS No. 141, Business Combinations, requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142, Goodwill and Other Intangible Assets, changes the accounting for goodwill from an amortization method to an impairment-only approach and was effective January 2002. We have adopted these new standards, which have not had a significant effect on our results of operations or our financial position.

    In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. We have not yet determined the effect of the adoption of SFAS No. 143 on our financial position or results of operations.

    In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 was effective January 1, 2002. This statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and amends Accounting Principles Board Opinion No. 30 for the accounting and reporting of discontinued operations, as it relates to long-lived assets. Adoption of SFAS 144 did not affect our financial position or results of operations.

                          PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The following table sets forth certain information regarding the production volumes, oil and gas sales, average sales prices received and expenses for the periods indicated:

                                                                            QUARTER ENDED MARCH 31,
                                                                         ---------------------------
                                                                              2001           2002
                                                                         ------------   ------------
                   NET PRODUCTION:
                     Oil (mbbl) ......................................            686            830
                     Gas (mmcf) ......................................         36,040         36,933
                     Gas equivalent (mmcfe) ..........................         40,156         41,913
                   OIL AND GAS SALES ($ IN THOUSANDS):
                     Oil .............................................   $     19,904   $     19,958
                     Gas .............................................        201,315        122,013
                                                                         ------------   ------------
                           Total oil and gas sales ...................   $    221,219   $    141,971
                                                                         ============   ============

                   AVERAGE SALES PRICE:
                     Oil ($ per bbl) .................................   $      29.01   $      24.05
                     Gas ($ per mcf) .................................   $       5.59   $       3.30
                     Gas equivalent ($ per mcfe) .....................   $       5.51   $       3.39
                   EXPENSES ($ PER MCFE):
                     Production expenses and taxes ...................   $       0.80   $       0.65
                     General and administrative ......................   $       0.10   $       0.10
                     Depreciation, depletion and amortization ........   $       0.95   $       1.16

                   NET WELLS DRILLED .................................             81             57

                   NET WELLS AT END OF PERIOD ........................          3,338          3,620

RESULTS OF OPERATIONS -- THREE MONTHS ENDED MARCH 31, 2002 ("CURRENT QUARTER") VS. MARCH 31, 2001 ("PRIOR QUARTER")

    General. For the Current Quarter, Chesapeake had a net loss available to common shareholders of $30.1 million, or a loss of $0.18 per diluted common share, on total revenues of $89.8 million. This compares to net income available to common shareholders of $69.7 million, or $0.41 per diluted common share, on total revenues of $277.4 million during the Prior Quarter. The Current Quarter's net loss included, on a pre-tax basis, a non-cash $79.5 million risk management loss.

    Oil and Gas Sales. During the Current Quarter, oil and gas sales decreased 36% to $142.0 million from $221.2 million in the Prior Quarter. For the Current Quarter, we produced 41.9 billion cubic feet equivalent, consisting of 0.8 million barrels of oil and 36.9 billion cubic feet of gas, compared to 0.7 mmbbl and 36.0 bcf, or 40.2 bcfe, in the Prior Quarter. The production increase is primarily the result of various acquisitions which occurred in late 2001 and successful drilling results, partially offset by the sale of our Canadian reserves effective October 1, 2001. Average oil prices realized were $24.05 per bbl in the Current Quarter compared to $29.01 per bbl in the Prior Quarter, a decrease of 17%. Average gas prices realized were $3.30 per thousand cubic feet in the Current Quarter compared to $5.59 per mcf in the Prior Quarter, a decrease of 41%.

    The following table shows our production by region for the Prior Quarter and the Current Quarter:


                                      FOR THE THREE MONTHS ENDED MARCH 31,
                                     --------------------------------------
                                            2001                 2002
                                     -----------------    -----------------
         OPERATING AREAS             (MMCFE)   PERCENT    (MMCFE)   PERCENT
                                     -------   -------    -------   -------
        Mid-Continent ............    26,888        67%    31,793        76%
        Gulf Coast ...............     8,268        21      7,261        17
        Canada ...................     2,688         7         --        --
        Permian Basin ............     1,559         4      2,064         5
        Other areas ..............       753         1        795         2
                                     -------   -------    -------   -------
                  Total ..........    40,156       100%    41,913       100%
                                     =======   =======    =======   =======

    Gas production represented approximately 88% of our total production volume on an equivalent basis in the Current Quarter, compared to 90% in the Prior Quarter.

    For the Current Quarter, we realized an average price of $3.39 per mcfe, compared to $5.51 per mcfe in the Prior Quarter, including in each case the effects of hedging. Our hedging activities resulted in increased oil and gas revenues of $48.6 million, or $1.16 per mcfe, in the Current Quarter, compared to decreases in oil and gas revenues of $30.5 million, or $0.76 per mcfe, in the Prior Quarter.

    Risk Management Loss. Chesapeake recognized a $79.5 million risk management loss in the Current Quarter, compared to no such income (loss) in the Prior Quarter. Risk management loss for the Current Quarter consisted of a $53.4 million loss related to changes in fair value of derivatives not designated as cash flow hedges, $25.1 million of reclassifications related to the settlement of such contracts, a $0.8 million loss associated with the ineffective portion of derivatives qualifying for hedge accounting and a $0.2 million loss associated with the portion of our interest rate swap that does not qualify for fair value hedge accounting.

    Pursuant to SFAS 133, our cap-swaps, straddles, strangles, counter-swaps and basis protection swaps do not qualify for designation as cash flow hedges. There is also a portion of our interest rate swap that does not qualify as a fair value hedge. Therefore, changes in fair value of these instruments that occur prior to their maturity, together with any change in fair value of hedges resulting from ineffectiveness, are reported in the statement of operations as risk management income (loss). Amounts recorded in risk management income (loss) do not represent cash gains or losses. Rather, these amounts are temporary valuation swings in contracts or portions of contracts that are not entitled to receive hedge accounting treatment. All amounts initially recorded in this caption are ultimately reversed within this same caption and are included in oil and gas sales and interest expense, as applicable, over the respective contract terms. Detailed information about our oil and gas hedging positions appears in
Item 3 - Quantitative and Qualitative Disclosures About Market Risk.

    Oil and Gas Marketing Sales. We generated $27.3 million in oil and gas marketing sales for third parties in the Current Quarter, with corresponding oil and gas marketing expenses of $26.5 million, for a net margin of $0.8 million. This compares to sales of $56.2 million, expenses of $54.5 million, and a net margin of $1.7 million in the Prior Quarter. The decrease in marketing sales and cost of sales was due primarily to a decrease in oil and gas prices in the Current Quarter compared to the Prior Quarter, partially offset by a 25% increase in volumes marketed by Chesapeake Energy Marketing, Inc. in the Current Quarter.

    Production Expenses. Production expenses, which include lifting costs and ad valorem taxes, increased to $22.1 million in the Current Quarter, a $4.3 million increase from the $17.8 million of production expenses incurred in the Prior Quarter. On a unit of production basis, production expenses were $0.53 and $0.44 per mcfe in the Current and Prior Quarters, respectively. The increase in costs on a per unit basis in the Current Quarter is due primarily to increased field service costs, higher production costs associated with properties acquired in 2001 and an increase in ad valorem taxes. We expect that lease operating expenses per mcfe for the remainder of 2002 will range from $0.50 to $0.55.

    Production Taxes. Production taxes were $5.2 million and $14.3 million in the Current and Prior Quarters, respectively. On a per unit basis, production taxes were $0.12 per mcfe in the Current Quarter compared to $0.36 per mcfe in the Prior Quarter. The decrease in the Current Quarter was the result of decreased prices and new statutory exemptions on certain wells in Oklahoma and Texas. In general, production taxes are calculated using value-based formulas that produce higher per unit costs when oil and gas prices are higher. We expect production taxes for the remainder of 2002 to be approximately 7% of oil and gas sales revenues after excluding any impact from hedging.

    General and Administrative. General and administrative expenses, which are net of capitalized internal costs, were $4.3 million in the Current Quarter compared to $4.0 million in the Prior Quarter.

    Chesapeake follows the full-cost method of accounting under which all costs associated with property acquisition, exploration and development activities are capitalized. We capitalize internal costs that can be directly identified with our acquisition, exploration and development activities and do not include any costs related to production, general corporate overhead or similar activities. We capitalized $2.5 million and $1.8 million of internal costs in the Current Quarter and Prior Quarter, respectively, directly related to our oil and gas exploration and development efforts. We anticipate that general and administrative expenses for the remainder of 2002 will be between $0.10 and $0.11 per mcfe, which is approximately the same level as 2001 and the Current Quarter.

    Oil and Gas Depreciation, Depletion and Amortization. Depreciation, depletion and amortization of oil and gas properties for the Current Quarter was $48.6 million, compared to $38.2 million in the Prior Quarter. The DD&A rate per mcfe, which is a function of capitalized costs, future development costs and the related underlying reserves in the periods presented, increased from $0.95 in the Prior Quarter to $1.16 per mcfe in the Current Quarter. We expect the DD&A rate for the remainder of 2002 to be between $1.15 and $1.25 per mcfe.

    Depreciation and Amortization of Other Assets. Depreciation and amortization of other assets was $3.1 million in the Current Quarter, compared to $2.0 million in the Prior Quarter. The increase in the Current Quarter was primarily the result of higher depreciation recorded on recently acquired fixed assets. Other property and equipment costs are depreciated on both straight-line and accelerated methods. Buildings are depreciated on a straight-line basis over
31.5 years. Drilling rigs are depreciated on a straight-line basis over 12 years. All other property and equipment are depreciated over the estimated useful lives of the assets, which range from five to seven years. We expect depreciation and amortization of other assets to average between $0.06 and $0.08 per mcfe for the remainder of 2002.

    Interest and Other Income. Interest and other income for the Current Quarter was $1.0 million compared to $0.6 million in the Prior Quarter. The increase was primarily the result of additional interest income from significant cash balances held during the Current Quarter. Also, the recognition of a $0.5 million gain on the sale of RAM Energy, Inc. notes was offset by a $0.6 million loss on the repurchase of our 7.875% senior notes.

    Interest Expense. Interest expense increased to $27.0 million in the Current Quarter from $25.9 million in the Prior Quarter. The increase in the Current Quarter is due to a $166.6 million increase in average long-term borrowings in the Current Quarter compared to the Prior Quarter, partially offset by a decrease in the overall average interest rate. In addition to the interest expense reported, we capitalized $1.1 million of interest during the Current Quarter, compared to $0.9 million capitalized in the Prior Quarter, on significant investments in unproved properties that were not being currently depreciated, depleted or amortized and on which exploration activities were in progress. Interest is capitalized using the weighted average interest rate of our outstanding borrowings. We anticipate that capitalized interest for the remainder of 2002 will be between $3.0 million and $4.0 million.

    Gothic Standby Credit Facility Costs. During the Prior Quarter, we obtained a standby commitment for a $275 million credit facility, consisting of a $175 million term loan and a $100 million revolving credit facility which, if needed, would have replaced our then existing revolving credit facility. The term loan was available to provide funds to repurchase any of Gothic Production Corporation's 11.125% senior secured notes tendered following the closing of the Gothic acquisition in January 2001 pursuant to a change-of-control offer to purchase. In February 2001, we purchased $1.0 million of notes tendered for 101% of such amount. We did not use the standby credit facility and the commitment terminated in February 2001. Chesapeake incurred $3.4 million of costs for the standby facility, which were recognized in the Prior Quarter.

    Provision (Benefit) for Income Taxes. Chesapeake recorded an income tax benefit of $18.4 million in the Current Quarter, compared to income tax expense of $47.7 million in the Prior Quarter. Income tax expense for the Prior Quarter was comprised of $43.2 million related to our domestic operations and $4.5 million related to our Canadian operations which were sold on October 1, 2001. We anticipate that all 2002 income tax expense will be deferred.

CASH FLOWS FROM OPERATING, INVESTING, AND FINANCING ACTIVITIES

    Cash Flows from Operating Activities. Cash provided by operating activities decreased 43% to $117.3 million during the Current Quarter compared to $206.3 million during the Prior Quarter. The decrease was due primarily to lower oil and gas prices realized during the Current Quarter.


    Cash Flows from Investing Activities. Cash used in investing activities decreased to $90.0 million during the Current Quarter from $166.5 million in the Prior Quarter. During the Current Quarter we expended approximately $75.9 million to initiate drilling on 119 (57.4 net) wells and invested approximately $7.4 million in leasehold acquisitions. This compares to $95.5 million to initiate drilling on 163 (80.8 net) wells and $14.4 million to purchase leasehold in the Prior Quarter. During the Current Quarter, we had acquisitions of oil and gas properties of $0.9 million and no divestitures of oil and gas properties. This compares to cash used in acquisitions of oil and gas companies and properties of $44.0 million and divestitures of $0.1 million in the Prior Quarter. During the Current Quarter, we had additional investments in other assets of $7.4 million compared to $13.1 million in the Prior Quarter. The Current Quarter included additional investments in the common stock of two oil and gas companies totaling $2.4 million and $4.2 million in proceeds related to the sale of RAM Energy, Inc. notes.

    Cash Flows from Financing Activities. There was $23.0 million of cash used in financing activities in the Current Quarter, compared to $17.8 million in the Prior Quarter. The activity in the Current Quarter reflects the repurchase of $21.0 million of our 7.875% senior notes, $1.2 million in cash received from the exercise of stock options, and $2.6 million used to pay dividends on the 6.75% preferred stock. The activity in the Prior Quarter includes $10.5 million in net reductions in long-term borrowings, $8.3 million used to repurchase long-term debt, and $2.2 million in cash received from the exercise of stock options.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

    Chesapeake had working capital of $92.9 million at March 31, 2002, including $122.0 million in cash. Additionally, we have a $225 million revolving bank credit facility (with a committed borrowing base of $225 million) which matures in September 2003. As of March 31, 2002 we had no outstanding borrowings under the facility and were using $21.3 million of the facility to secure various letters of credit. We believe we will have adequate resources, including operating cash flows, working capital and proceeds from our revolving bank credit facility, to fund our capital expenditure budget for exploration and development activities during the remainder of 2002, which is currently estimated to be approximately $330 million before the pending Canaan acquisition, and $450 million pro forma for the Canaan acquisition. Further, our drilling program is largely discretionary and can be adjusted to match changing circumstances. Based on our current cash flow assumptions and giving effect to the Canaan acquisition, we expect operating cash flow to reach $400 million during 2002. Any operating cash flow not needed to fund our drilling program will be available for acquisitions, debt repayments or other general corporate purposes in 2002.

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

Contractual Obligations and Commercial Commitments

    We have a $225 million revolving bank credit facility (with a committed borrowing base of $225 million) which matures in September 2003. As of March 31, 2002, we had no outstanding borrowings under this facility and were using $21.3 million of the facility to secure various letters of credit. Borrowings under the facility are collateralized by certain producing oil and gas properties and bear interest at either the reference rate of Union Bank of California, N.A., or London Interbank Offered Rate (LIBOR), at our option, plus a margin that varies according to total facility usage. The collateral value and borrowing base are redetermined periodically. The unused portion of the facility is subject to an annual commitment fee of 0.50%. Interest is payable quarterly.

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

    As of March 31, 2002, senior notes represented $1.3 billion of our long-term debt and consisted of the following: $800.0 million principal amount of 8.125% senior notes due 2011, $250.0 million principal amount of 8.375% senior notes due 2008, $129.0 million principal amount of 7.875% senior notes due 2004 and $142.7 million principal amount of 8.5% senior notes due 2012. There are no scheduled principal payments required on any of the senior notes until March 2004, when $128.0 million is due, giving effect to the repurchase and retirement of $21.0 million of our 7.875% senior notes in the Current Quarter and an additional $1.0 million in April 2002. Debt ratings for the senior notes are B1 by Moody's Investor Service, B+ by Standard & Poor's Ratings Services and BB- by Fitch Ratings as of March 31, 2002. Debt ratings for our secured bank credit facility are Ba3 by Moody's Investor Service, BB by Standard & Poor's Ratings Services and BB+ by Fitch Ratings.

    Our senior notes are unsecured senior obligations of Chesapeake and rank equally with all of our other unsecured indebtedness. All of our wholly owned subsidiaries except Chesapeake Energy Marketing, Inc. guarantee the notes. The 7.875% senior notes are redeemable at our option at any time prior to March 15, 2004 at the make-whole price determined in accordance with the indenture. On or after March 15, 2004, we may redeem the 8.5% senior notes at the redemption prices set forth in the indenture and prior to such date pursuant to make-whole provisions in the indenture. We may redeem the 8.125% senior notes at any time on or after April 1, 2006 at the redemption prices set forth in the indenture and prior to such date pursuant to make-whole provisions in the indenture. We may redeem the 8.375% senior notes at any time on or after November 1, 2005 at the redemption prices set forth in the indenture and prior to such date pursuant to make-whole provisions in the indenture. If we repurchase at least an additional $53 million of the 7.875% senior notes by August 31, 2003, we may extend the bank credit facility until June 2005 for an amount equal to the total revolving credit facility commitment less the outstanding amount of the 7.875% senior notes plus $50 million.

    The indentures for the 8.125% and 8.375% senior notes contain covenants limiting our ability and our restricted subsidiaries' ability to incur additional indebtedness; pay dividends on our capital stock or redeem, repurchase or retire our capital stock or subordinated indebtedness; make investments and other restricted payments; create restrictions on the payment of dividends or other amounts to us from our restricted subsidiaries; incur liens; engage in transactions with affiliates; sell assets; and consolidate, merge or transfer assets. The debt incurrence covenants do not affect our ability to borrow under or expand our secured credit facility. As of March 31, 2002, we estimate that secured commercial bank indebtedness of approximately $397 million could have been incurred under the most restrictive indenture covenant. The indenture covenants do not apply to Chesapeake Energy Marketing, Inc., an unrestricted subsidiary.

    Some of our commodity price and interest rate risk management arrangements require us to deliver cash collateral or other assurances of performance to the counterparties in the event that our payment obligations with respect to our commodity price and interest rate risk management transactions exceed certain levels. At March 31, 2002, we had posted $20.0 million of collateral with one of our counterparties. Future collateral requirements are uncertain and will depend on arrangements with our counterparties and the level of volatility in natural gas and oil prices and interest rates.

Investing and Financing Transactions

    In private transactions completed in the fourth quarter of 2001 and the Current Quarter, we acquired 7.65% of the outstanding common stock of Canaan Energy Corporation, an oil and gas exploration and production company, for cash consideration totaling $4.0 million, or $12.00 per share. On April 19, 2002, we entered into an agreement and plan of merger pursuant to which we will acquire Canaan Energy Corporation in a cash merger through a Chesapeake subsidiary. Under the agreement, all outstanding common shares of Canaan, other than the Canaan shares owned by Chesapeake and those that dissent, will be converted into the right to receive $18.00 per share in cash, and outstanding options to acquire Canaan common stock will be converted into the right to receive, for each share of Canaan common stock to be received upon exercise, the merger consideration less the per share exercise price and withholding taxes. We expect the aggregate net cash consideration for the merger will be $118 million, including the retirement of Canaan's outstanding indebtedness of approximately $33 million (net of stock option proceeds and working capital). The acquisition is subject to approval by Canaan's shareholders. Canaan's management and directors have agreed to vote their 1.2 million common shares in favor of the agreement. These shares, together with the Canaan shares we own, represent 37% of Canaan's outstanding common shares. The merger is expected to close in the third quarter of 2002. Under certain circumstances, Canaan has agreed to provide Chesapeake with a $5.0 million break-up fee in the event the transaction is not completed. We intend to pay for the transaction with cash on hand.

    We value Canaan's estimated 100 bcfe of proved reserves at $1.14 per mcfe after allocation of $4 million of the purchase price to Canaan's undeveloped leasehold inventory and other assets. Canaan's proved reserves are 91% natural gas, 74% proved developed and are located almost exclusively in Chesapeake's core Mid-Continent operating area. Based on current production rates of 21,000 mcfe per day (approximately 8 bcfe per year), Canaan's reserves-to-production ratio is 12.5.

    In the Current Quarter, we purchased and subsequently retired $21.0 million of our 7.875% senior notes due 2004 for total consideration of $21.9 million, including accrued interest of $0.5 million and $0.4 million of redemption premium. In April 2002, we purchased and retired an additional $1.0 million of these notes for $1.0 million including accrued interest.

    See Note 2 of the notes to consolidated financial statements included in this report for a discussion of our hedging activities and financial instruments.

RECENTLY ISSUED ACCOUNTING STANDARDS

    See Note 8 of the notes to the consolidated financial statements included in this report for a summary of recently issued accounting standards.

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

    Although we believe the expectations and forecasts reflected in these and other forward-looking statements are reasonable, we can give no assurance they will prove to have been correct. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Factors that could cause actual results to differ materially from expected results are described under "Risk Factors" in Item 1 of our Form 10-K for the year ended December 31, 2001. These factors include:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

OIL AND GAS HEDGING ACTIVITIES

    Our results of operations and operating cash flows are impacted by changes in market prices for oil and gas. To mitigate a portion of this exposure to adverse market changes, we have entered into derivative instruments. As of March 31, 2002, our derivative instruments were comprised of swaps, collars, cap-swaps, straddles, strangles and basis protection swaps. These instruments allow us to predict with greater certainty the effective oil and gas prices to be received for our hedged production.

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

     o For cap-swaps, we receive a fixed price for the hedged commodity and pay a floating market price. The fixed price received by Chesapeake includes a premium in exchange for a "cap" limiting the counterparty's exposure.

     o For straddles, Chesapeake receives a premium from the counterparty in exchange for the sale of a call and a put option which establish a fixed price. To the extent that the market price differs from the established fixed price, Chesapeake pays the counterparty.

     o For strangles, Chesapeake receives a premium from the counterparty in exchange for the sale of a call and a put option. If the market price exceeds the fixed price of the call option or falls below the fixed price of the put option, then Chesapeake pays the counterparty. If the market price settles between the fixed price of the call and put option, no payment is due from Chesapeake.

     o Basis protection swaps are arrangements that guarantee a price differential of oil and gas from a specified delivery point. Chesapeake receives a payment from the counterparty if the price differential is greater than the stated terms of the contract and pays the counterparty if the price differential is less than the stated terms of the contract.

    From time to time, we close certain swap transactions designed to hedge a portion of our oil and natural gas production by entering into a counter-swap instrument. Under the counter-swap we receive a floating price for the hedged commodity and pay a fixed price to the counterparty. To the extent the counter-swap is designed to lock the value of an existing SFAS 133 cash flow hedge, the net value of the swap and the counter-swap is frozen and shown as a derivative receivable or payable in the consolidated balance sheets. At the same time, the original swap is designated as a non-qualifying cash flow hedge under SFAS 133.

    Pursuant to SFAS 133, our cap-swaps, straddles, strangles, counter-swaps and basis protection swaps do not qualify for designation as cash flow hedges. Therefore, changes in the fair value of these instruments that occur prior to their maturity, together with any changes in fair value of cash flow hedges resulting from ineffectivness, are reported in the consolidated statements of operations as risk management income (loss). Amounts recorded in risk management income (loss) do not represent cash gains or losses. Rather, these amounts are temporary valuation swings in contracts or portions of contracts that are not entitled to receive SFAS 133 cash flow hedge accounting treatment. All amounts initially recorded in this caption are ultimately reversed within this same caption and included in oil and gas sales over the respective contract terms.

    As of March 31, 2002, we had the following open oil and gas derivative instruments designed to hedge a portion of our gas production for periods after March 2002:

                                                                                                             FAIR
                                               WEIGHTED-  WEIGHTED-                                         VALUE AT
                                                AVERAGE    AVERAGE                                          MARCH 31,
                                      AVERAGE     PUT       CALL       WEIGHTED-     SFAS                    2002
                                      STRIKE    STRIKE     STRIKE       AVERAGE       133       PREMIUMS     ($ IN
                            VOLUME     PRICE     PRICE      PRICE     DIFFERENTIAL   HEDGE      RECEIVED   THOUSANDS)
                            ------     -----     -----      -----     ------------   -----      --------   ----------

NATURAL GAS (mmbtu):

Swaps:
2002................      29,560,000  $  2.85   $    --     $  --      $   --          Yes      $    --      $(16,240)
2003................       2,700,000     3.03        --        --          --          Yes           --        (2,264)

Cap-Swaps:
2002................      63,870,000     4.54      3.54        --          --           No           --        37,753
2003................      51,100,000     3.60      2.60        --          --           No           --       (11,804)

Collars:
2002................       9,780,000       --      4.00      5.42          --          Yes           --         7,046

Straddles:
2002................      24,420,000       --      2.37      2.37          --           No       12,430       (25,825)

Strangles:
2003................      14,600,000       --      3.20      3.70          --           No       12,629       (14,414)
2004................      14,640,000       --      3.40      3.90          --           No       15,884       (16,590)

Basis Protection Swaps:
2003................      91,250,000       --        --        --       (0.15)          No           --        (1,704)
2004................      91,500,000       --        --        --       (0.15)          No           --        (2,154)
2005................      91,250,000       --        --        --       (0.16)          No           --        (2,364)

Counter-Swaps:
2003................      16,500,000     3.68        --        --          --           No           --         2,239

Locked Swaps:
2002................              --       --        --        --          --           No           --        25,214
2003................              --       --        --        --          --           No           --        18,502
                                                                                                -------       -------
TOTAL GAS                                                                                        40,943        (2,605)
                                                                                                -------       -------


OIL (bbls):

Cap-Swaps:
2002................       1,650,000    24.97     20.19        --          --           No           --        (2,286)

Locked-Swaps:
2002................              --       --        --        --          --           No           --         1,404
                                                                                                -------       -------
TOTAL OIL                         --       --        --        --          --           --           --          (882)
                                                                                                -------       -------
TOTAL GAS AND OIL                                                                               $40,943(a)    $(3,487)(a)
                                                                                                =======       =======

----------

(a) After adjusting for the $40.9 million premium paid to Chesapeake by the counterparty at the inception of the straddle and strangle contracts (which is recorded in cash provided by operating activities), the net value of the combined hedging portfolio at March 31, 2002 was $37.5 million.

    We have established the fair value of all derivative instruments using estimates of fair value reported by our counterparties. The actual contribution to our future results of operations will be based on the market prices at the time of settlement and may be more or less than the fair value estimates used at March 31, 2002.

    Additional information concerning the fair value of our oil and gas derivative instruments is as follows ($ in thousands):

  Fair value of contracts outstanding at January 1, 2002 ..................   $ 157,309
  Change in fair value of contracts during period .........................     (69,712)
  Contracts realized or otherwise settled during the period ...............     (48,554)
  Fair value of new contracts when entered into during the period .........     (42,530)
  Changes in fair values attributable to changes in valuation
    techniques and assumptions ............................................          --
                                                                              ---------
  Fair value of contracts outstanding at March 31, 2002 ...................   $  (3,487)
                                                                              =========

    Risk management loss related to our oil and gas derivatives for the three months ended March 31, 2002 is comprised of the following ($ in thousands):

Risk Management Loss:
  Change in fair value of derivatives not qualifying for hedge
    accounting ............................................................   $ (53,414)
  Reclassification of settled contracts ...................................     (25,077)
  Ineffective portion of derivatives qualifying for hedge accounting ......        (824)
                                                                              ---------
    Total .................................................................   $ (79,315)
                                                                              =========

    Although derivatives often fail to achieve 100% effectiveness for accounting purposes, our derivative instruments continue to be highly effective in achieving the risk management objectives for which they were intended.

    The change in the fair value of our derivative instruments since January 1, 2002 resulted from an increase in market prices for natural gas and crude oil. Derivative instruments reflected as current in the consolidated balance sheet represent the estimated fair value of derivative instrument settlements scheduled to occur over the subsequent twelve-month period based on market prices for oil and gas as of the consolidated balance sheet dates. The derivative settlement amounts are not due and payable until the month in which the related underlying hedged transaction occurs.

    We expect to transfer approximately $12.9 million of the balance in accumulated other comprehensive income, based upon the market prices at March 31, 2002, to earnings during the next 12 months when the forecasted transactions actually occur. All forecasted transactions hedged as of March 31, 2002 are expected to mature by December 2005.

INTEREST RATE

         We also utilize hedging strategies to manage interest rate exposure. In March 2002, we entered into an interest rate swap to convert a portion of our fixed rate debt to floating rate debt. The terms of the swap agreement are as follows:

               MONTHS                  NOTIONAL AMOUNT           FIXED RATE            FLOATING RATE
               ------                  ---------------           ----------            -------------
       March 2002 - March 2004          $200,000,000               7.875%          U.S. six-month LIBOR in
                                                                                   arrears plus 298.25 basis
                                                                                   points

    If the floating rate is less than the fixed rate, the counterparty will pay us accordingly. If the floating rate exceeds the fixed rate, we will pay the counterparty. Payments under the interest rate swap coincide with the semi-annual interest payments on our 7.875% senior notes which are due on September 15 and March 15 of each year beginning September 15, 2002.

    A portion of the interest rate swap was entered into to convert $129 million of the 7.875% senior notes from fixed rate debt to variable rate debt. Under SFAS 133, a hedge of the interest rate risk in a recognized fixed rate liability can be designated as a fair value hedge. Accordingly, the mark-to-market value of the swap is recorded on the consolidated balance sheets as an asset or liability with a corresponding increase or decrease to the debt's carrying value.

    The remaining $71 million of the interest rate swap has not been designated as a fair value hedge. The mark-to-market value of this portion of the instrument is recorded as a derivative asset or liability on the consolidated balance sheets with the offsetting amount reflected in risk management income
(loss) on the consolidated statements
of operations. The amount recorded in risk management income (loss) will be reversed and reflected in interest expense when the swap is settled.

    The estimated fair value of the interest rate swap at March 31, 2002 was a liability of approximately $0.4 million comprised of $0.2 million reflected as risk management loss and $0.2 million reflected as a reduction to long-term debt. Results from interest rate hedging transactions are reflected as adjustments to interest expense in the corresponding months covered by the swap agreement.

    The table below presents principal cash flows and related weighted average interest rates by expected maturity dates. The fair value of the fixed-rate long-term debt has been estimated based on quoted market prices.

                                                                          MARCH 31, 2002
                                       --------------------------------------------------------------------------------------------
                                                                         YEARS OF MATURITY
                                       --------------------------------------------------------------------------------------------
                                         2002       2003         2004      2005      2006      THEREAFTER      TOTAL      FAIR VALUE
                                       --------    ------      --------   ------    ------     ----------    ----------   ----------
                                                                             ($ IN MILLIONS)
  LIABILITIES:
    Long-term debt, including
      current portion--fixed
      rate .........................   $    0.4    $     --    $ 129.0    $    --   $     --   $  1,192.6    $1,322.0(1)   $1,322.2
      Average interest rate ........        9.1%         --        7.9%        --         --          8.2%        8.2%          8.2%
    Long-term debt--variable .......   $     --    $     --    $    --    $    --   $     --   $       --    $     --      $     --
      rate
      Average interest rate ........         --          --         --         --         --           --          --            --

----------

(1) This amount does not include the discount of ($13.0) million included in long-term debt and the value of the interest rate swap of ($0.2) million which qualifies for SFAS 133 fair value hedge accounting.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    We are subject to ordinary routine litigation incidental to our business, none of which is expected to have a material adverse effect on Chesapeake. In addition, Chesapeake is a defendant in other pending actions which are described in Note 3 of the notes to the consolidated financial statements included in this report and Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2001.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable

ITEM 5.  OTHER INFORMATION

    Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

    The following exhibits are filed as a part of this report:

           EXHIBIT
           NUMBER                      DESCRIPTION

            4.6.1 Consent and waiver letter dated April 15, 2002 with respect to Second Amended and Restated Credit Agreement, dated as of June 11, 2001, among Chesapeake Energy Corporation, Chesapeake Exploration Limited Partnership, as Borrower, Bear Stearns Corporate Lending Inc., as Syndication Agent, Union Bank of California, N.A., as Administrative Agent and Collateral Agent, and other lenders party thereto.

           10.1.11      Registrant's 2002 Nonqualified Stock Option Plan

     (b) Reports on Form 8-K

    During the quarter ended March 31, 2002, we filed the following current reports on Form 8-K:

       On January 22, 2002, we filed a current report on Form 8-K reporting under Item 5 that we had issued a press release declaring a quarterly cash dividend on our preferred stock.

       On February 5, 2002 we filed a current report on Form 8-K reporting under
Item 5 that we had issued a press release announcing fourth quarter and 2001 full-year earnings release and conference call dates.

       On February 21, 2002, we filed a current report on Form 8-K reporting under Item 5 that we had issued a press release announcing strong 2001 results with cash flow, EBITDA and production setting records. The press release also contained information on 2001 finding costs, proved reserves, our hedging program, exploration activities and an overview of results for the past three years. We furnished under Item 9 updates to our full year 2002 forecasts, cap-ex budget and balance sheet goals.

       On March 12, 2002, we filed a current report on Form 8-K reporting under
Item 5 that we had issued a press release announcing a proposal to acquire Canaan Energy Corporation for $12.00 per share in cash.

       On March 18, 2002, we filed a current report on Form 8-K reporting under
Item 5 that we had issued a press release announcing that we were deferring our tender offer for the outstanding shares of Canaan Energy Corporation pending discussions with Canaan management.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CHESAPEAKE ENERGY CORPORATION
                                        (Registrant)

                                        By: /s/ AUBREY K. MCCLENDON
                                           -------------------------------------
                                                   Aubrey K. McClendon
                                           Chairman and Chief Executive Officer

                                        By: /s/ MARCUS C. ROWLAND
                                           -------------------------------------
                                                   Marcus C. Rowland
                                              Executive Vice President and
                                                Chief Financial Officer


Date: May 15, 2002

                                INDEX TO EXHIBITS

           EXHIBIT
            NUMBER                          DESCRIPTION
           -------                          -----------
            4.6.1       Consent and waiver letter dated April 15, 2002 with
                        respect to Second Amended and Restated Credit Agreement,
                        dated as of June 11, 2001, among Chesapeake Energy
                        Corporation, Chesapeake Exploration Limited Partnership,
                        as Borrower, Bear Stearns Corporate Lending Inc., as
                        Syndication Agent, Union Bank of California, N.A., as
                        Administrative Agent and Collateral Agent, and other
                        lenders party thereto.

           10.1.11      Registrant's 2002 Nonqualified Stock Option Plan