Form 10-Q
period 2002-06-30
CHESAPEAKE ENERGY CORP
filed 2002-08-05
CIK 895126

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          [X] Quarterly Report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2002

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    At July 31, 2002, there were 166,122,358 shares of our $.01 par value common stock outstanding.

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

             INDEX TO FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2002



                                                                                                                PAGE
                                                                                                                ----

  PART I.
  FINANCIAL INFORMATION

  Item 1.       Consolidated Financial Statements (Unaudited):
                  Consolidated Balance Sheets at December 31, 2001 and June 30, 2002 ............................ 3
                  Consolidated Statements of Operations for the Three Months and Six Months
                  Ended June 30, 2001 and 2002 .................................................................. 4
                  Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2001
                  and 2002 ...................................................................................... 5
                  Consolidated Statements of Comprehensive Income (Loss) for the Three Months and Six
                  Months Ended June 30, 2001 and 2002 ........................................................... 6
                  Notes to Consolidated Financial Statements .................................................... 7
  Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations............22
  Item 3.       Quantitative and Qualitative Disclosures About Market Risk.......................................31


  PART II.
  OTHER INFORMATION

  Item 1.       Legal Proceedings................................................................................36
  Item 2.       Changes in Securities and Use of Proceeds........................................................36
  Item 3.       Defaults Upon Senior Securities .................................................................36
  Item 4.       Submission of Matters to a Vote of Security Holders..............................................36
  Item 5.       Other Information................................................................................36
  Item 6.       Exhibits and Reports on Form 8-K.................................................................36

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)



                                                                                                DECEMBER 31,     JUNE 30,
                                                                                                    2001           2002
                                                                                                ------------   -----------
                                                                                                      ($ IN THOUSANDS)
                                   ASSETS
CURRENT ASSETS:
  Cash and cash equivalents .................................................................   $   117,594    $     6,296
  Restricted cash ...........................................................................         7,366            131
  Accounts receivable:
    Oil and gas sales .......................................................................        51,496         84,352
    Joint interest, net of allowances of $947,000 and $1,093,000, respectively ..............        17,364         23,073
    Short-term derivatives ..................................................................        34,543         16,069
    Related parties .........................................................................         9,896          7,250
    Other ...................................................................................        14,951         17,877
  Short-term derivative instruments .........................................................        97,544         12,509
  Inventory and other .......................................................................        10,629         10,522
                                                                                                -----------    -----------
        Total Current Assets ................................................................       361,383        178,079
                                                                                                -----------    -----------
PROPERTY AND EQUIPMENT:
  Oil and gas properties, at cost based on full-cost accounting:
    Evaluated oil and gas properties ........................................................     3,546,163      3,920,587
    Unevaluated properties ..................................................................        66,205         59,907
    Less: accumulated depreciation, depletion and amortization ..............................    (1,902,587)    (2,001,984)
                                                                                                -----------    -----------
                                                                                                  1,709,781      1,978,510
  Other property and equipment ..............................................................       115,694        132,522
  Less: accumulated depreciation and amortization ...........................................       (39,894)       (42,466)
                                                                                                -----------    -----------
        Total Property and Equipment ........................................................     1,785,581      2,068,566
                                                                                                -----------    -----------
OTHER ASSETS:
  Long-term derivatives receivable ..........................................................        18,852          8,351
  Deferred income tax asset .................................................................        67,781         35,405
  Long-term derivative instruments ..........................................................         6,370            515
  Long-term investments .....................................................................        29,849         25,089
  Other assets ..............................................................................        16,952         14,223
                                                                                                -----------    -----------
        Total Other Assets ..................................................................       139,804         83,583
                                                                                                -----------    -----------
TOTAL ASSETS ................................................................................   $ 2,286,768    $ 2,330,228
                                                                                                ===========    ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable and current maturities of long-term debt ....................................   $       602    $       154
  Accounts payable ..........................................................................        79,945         80,871
  Accrued interest ..........................................................................        26,316         26,023
  Short-term derivative instruments .........................................................            --            461
  Other accrued liabilities .................................................................        36,998         53,557
  Revenues and royalties due others .........................................................        29,520         36,592
                                                                                                -----------    -----------
        Total Current Liabilities ...........................................................       173,381        197,658
                                                                                                -----------    -----------
LONG-TERM DEBT, NET .........................................................................     1,329,453      1,326,351
                                                                                                -----------    -----------
REVENUES AND ROYALTIES DUE OTHERS ...........................................................        12,696         12,948
                                                                                                -----------    -----------
LONG-TERM DERIVATIVE INSTRUMENTS ............................................................            --         52,016
                                                                                                -----------    -----------
OTHER LIABILITIES ...........................................................................         3,831          7,833
                                                                                                -----------    -----------
CONTINGENCIES AND COMMITMENTS (NOTE 3)
STOCKHOLDERS' EQUITY:
  Preferred Stock, $.01 par value, 10,000,000 shares authorized; 3,000,000 shares and
    2,998,000 of 6.75% cumulative convertible preferred stock, issued and outstanding at December 31, 2001 and June 30, 2002, respectively, entitled in liquidation to
    $150 million and $149.9 million .........................................................       150,000        149,900
  Common Stock, $.01 par value, 350,000,000 shares authorized, 169,534,991 and 170,911,163
    shares issued at December 31, 2001 and June 30, 2002, respectively ......................         1,696          1,709
  Paid-in capital ...........................................................................     1,035,156      1,038,889
  Accumulated deficit .......................................................................      (442,974)      (453,173)
  Accumulated other comprehensive income, net of tax of $29,000,000 and
    $10,719,000, respectively ...............................................................        43,511         16,079
  Less: treasury stock, at cost; 4,792,529 common shares at December 31, 2001
    and June 30, 2002 .......................................................................       (19,982)       (19,982)
                                                                                                -----------    -----------
        Total Stockholders' Equity ..........................................................       767,407        733,422
                                                                                                -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..................................................   $ 2,286,768    $ 2,330,228
                                                                                                ===========    ===========


       The accompanying notes are an integral part of these consolidated financial statements.

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                             THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                                  JUNE 30,                  JUNE 30,
                                                                           ----------------------    ----------------------
                                                                             2001         2002         2001          2002
                                                                           ---------    ---------    ---------    ---------
                                                                                 ($ IN THOUSANDS, EXCEPT PER SHARE DATA)
REVENUES:
 Oil and gas sales .....................................................   $ 175,225    $ 152,009    $ 396,444    $ 293,980
 Risk management income (loss) .........................................      62,455         (481)      62,455      (79,949)
 Oil and gas marketing sales ...........................................      38,001       42,785       94,166       70,118
                                                                           ---------    ---------    ---------    ---------
     Total Revenues ....................................................     275,681      194,313      553,065      284,149
                                                                           ---------    ---------    ---------    ---------
OPERATING COSTS:
 Production expenses ...................................................      18,842       24,242       36,630       46,302
 Production taxes ......................................................       9,991        7,911       24,286       13,127
 General and administrative ............................................       2,873        3,859        6,874        8,153
 Oil and gas marketing expenses ........................................      36,913       41,181       91,391       67,688
 Oil and gas depreciation, depletion and amortization ..................      39,910       50,778       78,083       99,397
 Depreciation and amortization of other assets .........................       1,837        3,652        3,790        6,762
                                                                           ---------    ---------    ---------    ---------
     Total Operating Costs .............................................     110,366      131,623      241,054      241,429
                                                                           ---------    ---------    ---------    ---------
INCOME FROM OPERATIONS .................................................     165,315       62,690      312,011       42,720
                                                                           ---------    ---------    ---------    ---------
OTHER INCOME (EXPENSE):
 Interest and other income .............................................         683        3,719        1,252        4,673
 Interest expense ......................................................     (22,984)     (24,690)     (48,873)     (51,650)
 Gothic standby credit facility costs ..................................          --           --       (3,392)          --
                                                                           ---------    ---------    ---------    ---------
     Total Other Income (Expense) ......................................     (22,301)     (20,971)     (51,013)     (46,977)
                                                                           ---------    ---------    ---------    ---------
INCOME (LOSS) BEFORE INCOME TAX ........................................     143,014       41,719      260,998       (4,257)
PROVISION (BENEFIT) FOR INCOME TAXES ...................................      57,529       16,686      105,225       (1,704)
                                                                           ---------    ---------    ---------    ---------
NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEM ............................      85,485       25,033      155,773       (2,553)
EXTRAORDINARY ITEM:
 Loss on early extinguishment of debt, net of applicable income tax ....     (46,000)          --      (46,000)          --
                                                                           ---------    ---------    ---------    ---------
NET INCOME (LOSS) ......................................................      39,485       25,033      109,773       (2,553)
PREFERRED STOCK DIVIDENDS ..............................................        (182)      (2,530)        (728)      (5,062)
                                                                           ---------    ---------    ---------    ---------
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS .....................   $  39,303    $  22,503    $ 109,045    $  (7,615)
                                                                           =========    =========    =========    =========

EARNINGS (LOSS) PER COMMON SHARE -- BASIC:
 Income before extraordinary item ......................................   $    0.52    $    0.14    $    0.97    $   (0.05)
 Extraordinary item ....................................................       (0.28)          --        (0.29)          --
                                                                           ---------    ---------    ---------    ---------
 Net income (loss) .....................................................   $    0.24    $    0.14    $    0.68    $   (0.05)
                                                                           =========    =========    =========    =========

EARNINGS (LOSS) PER COMMON SHARE -- ASSUMING DILUTION:
 Income before extraordinary item ......................................   $    0.50    $    0.13    $    0.91    $   (0.05)
 Extraordinary item ....................................................       (0.27)          --        (0.27)          --
                                                                           ---------    ---------    ---------    ---------
 Net income (loss) .....................................................   $    0.23    $    0.13    $    0.64    $   (0.05)
                                                                           =========    =========    =========    =========

WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT
 SHARES OUTSTANDING :
 Basic .................................................................     162,588      165,963      160,161      165,669
                                                                           =========    =========    =========    =========
 Assuming dilution .....................................................     171,321      191,947      170,835      165,669
                                                                           =========    =========    =========    =========

       The accompanying notes are an integral part of these consolidated financial statements.

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                               SIX MONTHS ENDED JUNE 30,
                                                                               -------------------------
                                                                                   2001          2002
                                                                               -----------    ----------
                                                                                    ($ IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME (LOSS) .........................................................   $  109,773    $   (2,553)
  ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET
    CASH PROVIDED BY OPERATING ACTIVITIES:
    Depreciation, depletion and amortization ................................       80,088       103,770
    Risk management (income) loss ...........................................      (62,455)       79,949
    Extraordinary loss on early-extinguishment of debt ......................       46,000            --
    Deferred income taxes ...................................................      105,225        (1,702)
    Write-off of credit facility cost .......................................        3,392            --
    Amortization of loan costs ..............................................        1,785         2,389
    Amortization of bond discount ...........................................          349           510
    Accretion of Gothic note premium ........................................         (750)           --
    Loss on sale/disposal of fixed assets and other .........................           29            36
    Equity in losses (earnings) of equity investees .........................          260            --
    Loss on repurchase of debt ..............................................           --           864
    Gain on sale of RAM Energy notes ........................................           --          (461)
    Bad debt expense ........................................................           --           140
    Other ...................................................................           85          (412)
                                                                                ----------    ----------
      CASH PROVIDED BY OPERATING ACTIVITIES BEFORE CHANGES IN ASSETS
        AND LIABILITIES .....................................................      283,781       182,530


    Changes in assets and liabilities .......................................       13,221        32,295
                                                                                ----------    ----------
      CASH PROVIDED BY OPERATING ACTIVITIES .................................      297,002       214,825
                                                                                ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Exploration and development of oil and gas properties .....................     (179,864)     (176,386)
  Acquisition of unproved properties ........................................      (48,533)       (7,167)
  Acquisition of oil and gas companies and proved properties, net of
    cash acquired ...........................................................      (53,103)     (124,305)
  Sales of oil and gas properties ...........................................          174            --
  Sales of non-oil and gas assets ...........................................          159            62
  Additions to buildings and other fixed assets .............................       (8,834)      (16,066)
  Additions to drilling rig equipment .......................................      (11,930)       (2,506)
  Additions to long-term investments ........................................         (591)       (2,408)
  Proceeds from sale of RAM Energy notes ....................................           --         4,215
  Other .....................................................................          480           (11)
                                                                                ----------    ----------
      CASH USED IN INVESTING ACTIVITIES .....................................     (302,042)     (324,572)
                                                                                ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from revolving bank credit facility ..............................      273,000        45,000
  Payments on revolving bank credit facility ................................     (138,000)           --
  Cash received from issuance of senior notes ...............................      786,664            --
  Cash paid to repurchase senior notes ......................................     (830,382)      (42,201)
  Cash paid for premium on repurchase of senior notes .......................      (75,639)       (1,019)
  Cash paid for financing costs related to debt .............................      (12,214)          (95)
  Cash received from exercise of stock options ..............................        2,782         1,956
  Cash paid for preferred stock dividend ....................................       (1,092)       (5,118)
  Other .....................................................................          (11)          (74)
                                                                                ----------    ----------
      CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES .......................        5,108        (1,551)
                                                                                ----------    ----------
Effect of changes in exchange rate on cash ..................................          (68)           --
                                                                                ----------    ----------
NET CHANGE IN CASH AND CASH EQUIVALENTS .....................................           --      (111,298)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ..............................           --       117,594
                                                                                ----------    ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD ....................................   $       --    $    6,296
                                                                                ==========    ==========

       The accompanying notes are an integral part of these consolidated financial statements.

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)

                                                                       THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                            JUNE 30,                    JUNE 30,
                                                                  -------------------------     -------------------------
                                                                     2001           2002           2001           2002
                                                                  ----------     ----------     ----------     ----------
                                                                                     ($ IN THOUSANDS)

Net income (loss) ............................................    $   39,485     $   25,033     $  109,773     $   (2,553)
Other comprehensive income (loss), net of income tax:
  Foreign currency translation adjustments ...................         2,494             --           (725)            --
  Cumulative effect of accounting change for financial
    derivatives ..............................................            --             --        (53,580)            --
  Change in fair value of derivative instruments .............        53,331         (2,242)        95,469        (12,972)
  Reclassification of (gain) or loss on settled contracts ....        (2,314)        (1,683)        16,012        (15,769)
  Ineffective portion of derivatives qualifying for cash
    flow hedge accounting ....................................          (576)           815           (576)         1,309
                                                                  ----------     ----------     ----------     ----------
Comprehensive income (loss) ..................................    $   92,420     $   21,923     $  166,373     $  (29,985)
                                                                  ==========     ==========     ==========     ==========

              The accompanying notes are an integral part of these consolidated financial statements.

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)

1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Principles of Consolidation

     The accompanying unaudited consolidated financial statements of Chesapeake Energy Corporation and Subsidiaries have been prepared in accordance with the instructions to Form 10-Q as prescribed by the Securities and Exchange Commission. All material adjustments (consisting solely of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods have been reflected. The results for the three and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year. This Form 10-Q relates to the three and six months ended June 30, 2001 (the "Prior Quarter" and "Prior Period", respectively) and the three and six months ended June 30, 2002 (the "Current Quarter" and "Current Period", respectively).

2. HEDGING ACTIVITIES AND FINANCIAL INSTRUMENTS

Oil and Gas Hedging Activities

    Our results of operations and operating cash flows are impacted by changes in market prices for oil and gas. To mitigate a portion of the exposure to adverse market changes, we have entered into various derivative instruments. As of June 30, 2002, our derivative instruments were comprised of swaps, collars, cap-swaps, straddles, strangles and basis protection swaps. These instruments allow us to predict with greater certainty the effective oil and gas prices to be received for our hedged production. Although derivatives often fail to achieve 100% effectiveness for accounting purposes, our derivative instruments continue to be highly effective in achieving the risk management objectives for which they were intended.

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

    o For straddles, Chesapeake receives a premium from the counterparty in exchange for the sale of a call and a put option at an established fixed price. To the extent that the floating market price differs from the established fixed price, Chesapeake pays the counterparty.

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

    From time to time, we close certain swap transactions designed to hedge a portion of our oil and natural gas production by entering into a counter-swap instrument. Under the counter-swap we receive a floating price for the hedged commodity and pay a fixed price to the counterparty. To the extent the counter-swap, which does not qualify for hedge accounting under SFAS 133, is designed to lock the value of an existing SFAS 133 cash flow hedge, the net value of the swap and the counter-swap is frozen and shown as a derivative receivable or payable in the consolidated balance sheets. At the same time, the original swap is designated as a non-qualifying cash flow hedge under SFAS 133.

    Pursuant to SFAS 133, our cap-swaps, straddles, strangles, counter-swaps and basis protection swaps do not qualify for designation as cash flow hedges. Therefore, changes in the fair value of these instruments that occur prior to their maturity, together with any changes in fair value of cash flow hedges resulting from ineffectiveness, are reported in the consolidated statements of operations as risk management income (loss). Amounts recorded in risk management income (loss) do not represent cash gains or losses. Rather, these amounts are temporary valuation swings in contracts or portions of contracts that are not entitled to receive SFAS 133 cash flow hedge accounting treatment. All amounts initially recorded in this caption related to commodity derivatives are ultimately reversed within this same caption and included in oil and gas sales over the respective contract terms.

    The estimated fair values of our oil and gas derivative instruments as of June 30, 2002 are provided below. The associated carrying values of these instruments are equal to the estimated fair values.

                                                                   JUNE 30,
                                                                    2002
                                                                ------------
                                                              ($ IN THOUSANDS)
Derivative assets (liabilities):
  Fixed-price gas swaps ....................................    $     (1,486)
  Fixed-price gas collars ..................................           4,206
  Fixed-price gas cap-swaps ................................          10,025
  Gas basis protection swaps ...............................          (6,116)
  Gas straddles ............................................          (9,506)
  Gas strangles ............................................         (29,278)
  Fixed-price gas counter-swaps ............................           6,239
  Fixed-price gas locked swaps .............................          24,224
  Fixed-price crude oil swaps ..............................             (19)
  Fixed-price crude oil cap-swaps ..........................          (1,779)
  Fixed-price crude oil locked swaps .......................             196
                                                                ------------
    Estimated fair value ...................................          (3,294)
                                                                ------------
Estimated fair value, as adjusted
  for premiums received.....................................    $     31,170(a)
                                                                ============

(a) After adjusting for the $34.5 million premium paid to Chesapeake by the counterparty at the inception of the straddle and strangle contracts (which is recorded in cash provided by operating activities on the accompanying consolidated statements of cash flows), the net value of the combined hedging portfolio at June 30, 2002 was $31.2 million.

    Based upon the market prices at June 30, 2002, we would expect to transfer approximately $11.3 million of the balance in accumulated other comprehensive income to earnings during the next 12 months when the transactions actually occur. All transactions hedged as of June 30, 2002 are expected to mature by December 31, 2004, with the exception of the basis protection swaps which extend to 2009.

    Additional information concerning the fair value of our oil and gas derivative instruments is as follows ($ in thousands):

Fair value of contracts outstanding at January 1, 2002 ...............    $     157,309
Change in fair value of contracts during period ......................          (55,623)
Contracts realized or otherwise settled during the period ............          (61,989)
Fair value of new contracts when entered into during the period ......          (42,991)
                                                                          -------------
Fair value of contracts outstanding at June 30, 2002 .................    $      (3,294)
                                                                          =============

    Risk management income (loss) related to our oil and gas derivatives is comprised of the following ($ in thousands):


                                                                      THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                           JUNE 30,                        JUNE 30,
                                                                ----------------------------     ----------------------------
                                                                    2001            2002             2001            2002
                                                                ------------    ------------     ------------    ------------
Risk management income (loss):
  Change in fair value of derivatives not qualifying for
    hedge accounting .......................................    $     61,495    $     10,884     $     61,495    $    (42,530)
  Reclassification of (gain) or loss on settled contracts ..              --         (10,630)              --         (35,707)
  Ineffective portion of derivatives qualifying for cash
    flow hedge accounting ..................................             960          (1,358)             960          (2,182)
                                                                ------------    ------------     ------------    ------------

    Total ..................................................    $     62,455    $     (1,104)    $     62,455    $    (80,419)
                                                                ============    ============     ============    ============

Interest Rate Risk

    We also utilize hedging strategies to manage interest rate exposure. In March 2002, we entered into an interest rate swap to convert a portion of our fixed rate debt to floating rate debt. The terms of this swap agreement are as follows:

                 TERM                    NOTIONAL AMOUNT             FIXED RATE           FLOATING RATE
                 ----                    ---------------             ----------           -------------

       March 2002 - March 2004            $200,000,000               7.875%         U.S. six-month LIBOR in
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

    A portion of the interest rate swap was originally entered into to convert $129.0 million of the 7.875% senior notes from fixed rate debt to variable rate debt. Under SFAS 133, a hedge of this interest rate risk in a recognized fixed rate liability can be designated as a fair value hedge under which the mark-to-market value of the swap is recorded on the consolidated balance sheets as an asset or liability with a corresponding increase or decrease in the carrying value of the debt. See Note 5 of the notes to consolidated financial statements included in this report for the adjustments made to the carrying value of the debt at June 30, 2002. During the Current Quarter, $21.2 million of the 7.875% senior notes were purchased and subsequently retired resulting in a $0.4 million gain on the repurchase of the debt related to the interest rate swap. As a result of these repurchases, $107.8 million of the interest rate swap was designated as a fair value hedge under SFAS 133 at June 30, 2002.

    Results from interest rate hedging transactions are reflected as adjustments to interest expense in the corresponding months covered by the swap agreement.

    The remaining $92.2 million of the interest rate swap has not been designated as a fair value hedge. The mark-to-market value of this portion of the instrument is recorded as a derivative asset or liability on the consolidated balance sheets with the offsetting amount reflected in risk management income (loss) on the consolidated statements of operations. The amount recorded in risk management income (loss) will be reversed and reflected in interest expense over the term of the swap.

    The estimated fair value of the interest rate swap at June 30, 2002 was an asset of approximately $5.0 million comprised of $1.6 million reflected as risk management income, $1.4 million reflected as an increase in the carrying value of the long-term debt, $1.6 million reflected as a reduction in interest expense and $0.4 reflected as other income related to the gain on the repurchase of debt.

    In June 2002, we entered into an additional interest rate swap. The terms of this swap agreement are as follows:


                 TERM                    NOTIONAL AMOUNT             FIXED RATE           FLOATING RATE
                 ----                    ---------------             ----------           -------------

       July 2002 - July 2004              $100,000,000                 4.000%             U.S. six-month LIBOR in
                                                                                          arrears

    If the floating rate is less than the fixed rate, the counterparty will pay us accordingly. If the floating rate exceeds the fixed rate, we will pay the counterparty. Payments under this interest rate swap are made on July 2 and January 2 of each year beginning January 2, 2003. The estimated fair value of the interest rate swap at June 30, 2002 was negligible.

    In July 2002, we closed both interest rate swaps for a combined gain of $8.6 million. Gains totaling $6.6 million, in addition to the $2.0 million gain already realized in the Current Quarter, will be recognized as reductions to interest expense over the remaining terms of the swaps.

    In April 2002, we entered into a swaption agreement in order to monetize the embedded call option in the remaining $142.7 million of our 8.5% senior notes. We received $7.8 million from the counterparty at the time we entered into this agreement. The terms of the swaption are as follows:

                 TERM                    NOTIONAL AMOUNT             FIXED RATE           FLOATING RATE
                 ----                    ---------------             ----------           -------------

       March 2004 - March 2012            $142,665,000                 8.500%       U.S. six-month LIBOR plus
                                                                                    75 basis points

    Under the terms of the swaption agreement, the counterparty will have the option to initiate an interest rate swap on March 11, 2004 pursuant to the terms shown above. If the counterparty chooses to initiate the interest rate swap, the payments under the swap will coincide with the semi-annual interest payments on our 8.5% senior notes which are paid on September 15 and March 15 of each year. On each payment date, if the fixed rate exceeds the floating rate, we will pay the counterparty, and if the floating rate exceeds the fixed rate, the counterparty will pay us accordingly. If the counterparty does not choose to initiate the interest rate swap, the swaption agreement will expire and no future obligations will exist for either party.

    According to SFAS 133, a fair value hedge relationship exists between the embedded call option in the 8.5% senior notes and our swaption agreement. Accordingly, the mark-to-market value of the swaption is recorded on the consolidated balance sheets as an asset or liability with a corresponding increase or decrease to the debt's carrying value. Any change in the fair value of the swaption resulting from ineffectiveness is recorded currently in the consolidated statements of operations as risk management income (loss).

    We have recorded a decrease in the carrying value of the debt of $7.8 million related to the swaption as of June 30, 2002. Of this amount, $8.9 million represents the mark-to-market valuation of the swaption offset by $1.1 million of estimated ineffectiveness of the swaption as determined under SFAS
133. See Note 5 of the notes to consolidated financial statements included in this report for the adjustments made to the carrying value of the debt at June 30, 2002. Results of the swaption will be reflected as adjustments to interest expense in the corresponding months covered by the swaption agreement.

    Risk management income related to our fair value hedges is comprised of the following ($ in thousands):

                                                                     THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                       JUNE 30, 2002          JUNE 30, 2002
                                                                     -----------------      ----------------
Risk management income:
  Change in fair value of derivatives not qualifying for
    fair value hedge accounting ....................................    $      2,454           $      2,301
  Reclassification of (gain) on settled contracts ..................            (731)                  (731)
  Ineffective portion of derivatives qualifying for fair value
    hedge accounting ...............................................          (1,100)                (1,100)
                                                                        ------------           ------------
    Total ..........................................................    $        623           $        470
                                                                        ============           ============

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

    The carrying values of items comprising current assets and current liabilities approximate fair values due to the short-term maturities of these instruments. We estimate the fair value of our long-term (including current maturities), fixed-rate debt using primarily quoted market prices. Excluding the impact of our fair value hedges, our carrying amount for such debt at December 31, 2001 and June 30, 2002 was $1,330.1 million and $1,287.9 million, respectively, compared to approximate fair values of $1,343.0 and $1,297.3 million, respectively. The carrying value of other long-term debt, which consists of amounts outstanding under our revolving bank credit facility, approximates its fair value as interest rates on the facility are based on prevailing market rates. The carrying amount for our 6.75% convertible preferred stock at June 30, 2002 was $149.9 million, compared to the approximate fair value of $173.9 million.

Concentration of Credit Risk

     A significant portion of our liquidity is concentrated in cash and cash equivalents, including restricted cash, and derivative instruments that enable us to hedge a portion of our exposure to price volatility from producing oil and natural gas and interest rate volatility. These arrangements expose us to credit risk from our counterparties. Other financial instruments which potentially subject us to concentrations of credit risk consist principally of investments in debt instruments and accounts receivables. Our accounts receivable are primarily from purchasers of oil and natural gas products and exploration and production companies which own interests in properties we operate. The concentration of these assets in the oil and gas industry has the potential to impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic, industry or other conditions. We generally require letters of credit for receivables from customers which are judged to have sub-standard credit, unless the credit risk can otherwise be mitigated. Cash and cash equivalents are deposited with major banks or institutions with high credit ratings.

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

     In January 2001, we settled the claims of the principal plaintiffs in eight cases tried or pending in the District Court of Moore County, Texas, 69th Judicial District. The settlement was not material to our financial condition or results of operations. In December 2001, the Texas Supreme Court accepted for review petitions we filed with respect to the claims of the non-settling plaintiffs in two of the cases covered by the settlement. The Court heard oral arguments in March 2002 and has not yet issued a decision.

     There are eight other related West Panhandle cessation cases which are pending, three in the District Court of Moore County, Texas, 69th Judicial District, two in the District Court of Carson County, Texas, 100th Judicial District, and three in the U.S. District Court, Northern District of Texas, Amarillo Division. In one of the Moore County cases, CP and the other defendants have appealed a January 2000 judgment notwithstanding verdict in favor of plaintiffs. In addition to quieting title to the lease (including existing gas wells and all attached equipment) in plaintiffs, the court awarded actual damages against CP in the amount of $716,400 and exemplary damages in the amount of $25,000. The court further awarded, jointly and severally from all defendants, $160,000 in attorneys' fees and interest and court costs. On March 28, 2001, the Amarillo Court of Appeals reversed and rendered judgment in favor of CP and the other defendants, finding that the subject leases had been revived as a matter of law, making all other issues moot. Plaintiffs have filed petitions requesting that the Texas Supreme Court accept the case for review. In another of the Moore County, Texas cases, in June 1999, the court granted plaintiffs' motion for summary judgment in part, finding that the lease had terminated due to the cessation of production, subject to the defendants' affirmative defenses. In February 2001, the court granted plaintiffs' motion for summary judgment on defendants' affirmative defenses but reversed its ruling that the lease had terminated as a matter of law. In one of the U.S. District Court cases, after a trial in May 1999, the jury found plaintiffs' claims were barred by the payment of shut-in royalties, laches and revivor. Plaintiffs have moved for a new trial. There are motions pending in two other cases, and the remaining three cases are in the pleading stage.

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

     Royalty. Owner Litigation. Recently royalty owners have commenced litigation against a number of companies in the oil and gas production business claiming that amounts paid for production attributable to the royalty owners' interest violated the terms of the applicable leases and state law, that deductions from the proceeds of oil and gas production were unauthorized under the applicable leases and that amounts received by upstream sellers should be used to compute the amounts paid to the royalty owners. In the course of our oil and gas marketing activities, a portion of the foregoing litigation has been commenced as class action suits including four class action suits filed against Chesapeake and others which we believe do not represent valid claims or, if valid, are not material. As new cases are decided and the law in this area continues to develop, our liability relating to the marketing of oil and gas may increase or decrease. We will continue to monitor the court decisions to ensure that our operations and practices minimize any exposure and to recognize any charges that may be appropriate.

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

    The following securities were not included in the calculation of diluted earnings per share, as the effect was antidilutive:

o For the Prior Quarter, the Current Quarter, the Prior Period and the Current Period, outstanding warrants to purchase 1.1 million shares of common stock at a weighted average exercise price of $12.61 were antidilutive because the exercise prices of the warrants were greater than the average price of the common stock.

o For the Prior Quarter, the Current Quarter, the Prior Period and the Current Period, outstanding options to purchase 0.3 million, 0.3 million, 0.2 million and 0.4 million shares of common stock at a weighted average exercise price of $15.98, $15.30, $18.78 and $14.44, respectively, were antidilutive because the exercise prices of the options were greater than the average market price of the common stock.

o As a result of the Current Period's net loss to common shareholders, the diluted shares do not include the effect of outstanding stock options to purchase 5.9 million shares of common stock at a weighted average exercise price of $3.90, the assumed conversion of the outstanding 6.75% preferred stock (convertible into 19.5 million common shares), the common stock equivalent of preferred stock outstanding prior to conversion (11,480 shares) or warrants to purchase 6,574 shares of common stock at a weighted average exercise price of $0.05 as the effects were antidilutive.

     A reconciliation for the three months ended June 30, 2001 and 2002 and the six months ended June 30, 2001 is as follows:


                                                                            INCOME           SHARES         PER SHARE
                                                                          (NUMERATOR)     (DENOMINATOR)       AMOUNT
                                                                         ------------     ------------     ------------
                                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
FOR THE THREE MONTHS ENDED JUNE 30, 2001:
BASIC EPS
Income available to common shareholders ............................     $     39,303          162,588     $       0.24
                                                                                                           ============
EFFECT OF DILUTIVE SECURITIES
Assumed conversion at the beginning of the period of
  Preferred shares exchanged during the period:
  Common shares issued .............................................               --            1,432
  Preferred stock dividends ........................................              182               --
Employee stock options .............................................               --            7,294
Warrants assumed in Gothic acquisition .............................               --                7
                                                                         ------------     ------------
DILUTED EPS
Income available to common shareholders and assumed
  conversions ......................................................     $     39,485          171,321     $       0.23
                                                                         ============     ============     ============

                                                                            INCOME          SHARES          PER SHARE
                                                                          (NUMERATOR)    (DENOMINATOR)        AMOUNT
                                                                         ------------    -------------     ------------
                                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
FOR THE THREE MONTHS ENDED JUNE 30, 2002:
BASIC EPS
Income available to common shareholders ............................     $     22,503          165,963     $       0.14
                                                                                                           ============
EFFECT OF DILUTIVE SECURITIES
Preferred stock dividends ..........................................            2,530               --
Assumed conversion of 6.75% preferred stock at
  beginning of period ..............................................               --           19,478
Employee stock options .............................................               --            6,500
Warrants assumed in Gothic acquisition .............................               --                6
                                                                         ------------     ------------
DILUTED EPS
Income available to common shareholders and assumed
  conversions ......................................................     $     25,033          191,947     $       0.13
                                                                         ============     ============     ============

                                                                            INCOME          SHARES           PER SHARE
                                                                          (NUMERATOR)    (DENOMINATOR)         AMOUNT
                                                                         ------------    -------------     ------------
                                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
FOR THE SIX MONTHS ENDED JUNE 30, 2001:
BASIC EPS
Income available to common shareholders ............................     $    109,045          160,161     $       0.68
                                                                                                           ============
EFFECT OF DILUTIVE SECURITIES
Assumed conversion at the beginning of the period of
  preferred shares exchanged during the period:
  Common shares issued .............................................               --            2,952
  Preferred stock dividends ........................................              728               --
Employee stock options .............................................               --            7,715
Warrants assumed in Gothic acquisition .............................               --                7
                                                                         ------------     ------------
DILUTED EPS
Income available to common shareholders and assumed
  conversions ......................................................     $    109,773          170,835     $       0.64
                                                                         ============     ============     ============


    In a private offering on November 13, 2001 we issued 3.0 million shares of 6.75% cumulative convertible preferred stock at a par value $0.01 per share with a liquidation preference of $50 per share. We subsequently registered the shares of the preferred stock and the underlying common stock for resale under the Securities Act of 1933.

5. SENIOR NOTES AND REVOLVING CREDIT FACILITY

    At June 30, 2002, our long-term debt, net of current maturities, consisted of the following ($ in thousands):


7.875% senior notes, due 2004 ........................     $     107,799
8.375% senior notes, due 2008 ........................           250,000
8.125% senior notes, due 2011 ........................           800,000
8.5% senior notes, due 2012 ..........................           142,665
Revolving bank credit facility .......................            45,000
Discount on senior notes .............................           (12,697)
Discount for interest rate swap and swaption .........            (6,416)
                                                           -------------
  Total ..............................................     $   1,326,351
                                                           =============

    During the Current Period, we purchased and subsequently retired $42.2 million of the 7.875% senior notes for total consideration of $44.0 million, including $0.8 million of accrued interest and $1.0 million of redemption premium.

    We have a $225 million revolving bank credit facility (with a committed borrowing base of $225 million) which matures in September 2003. As of June 30, 2002, we had borrowed $45.0 million under this facility and were using $11.1 million of the facility to secure various letters of credit. Borrowings under the facility are collateralized by certain producing oil and gas properties and bear interest at either the reference rate of Union Bank of California, N.A., or London Interbank Offered Rate (LIBOR), at our option, plus a margin that varies according to total facility usage. The unused portion of the facility is subject to an annual commitment fee of 0.50%. Interest is payable quarterly. The collateral value and borrowing base are redetermined periodically. The maturity of the bank credit facility can be extended at our option to June 2005 if we satisfy certain conditions.

    The credit facility contains various covenants and restrictive provisions which restrict our ability to incur additional indebtedness, sell properties, pay dividends, purchase or redeem our capital stock, make investments or loans, purchase certain of our senior notes, create liens, and make acquisitions. The credit facility requires us to maintain a current ratio of at least 1 to 1 (as defined in the credit facility) and a fixed charge coverage ratio of at least
2.5 to 1. If we should fail to perform our obligations under these and other covenants, the revolving credit commitment could be terminated and any outstanding borrowings under the facility could be declared immediately due and payable. If such an acceleration involved principal in excess of $10 million, the acceleration would constitute an event of default under our senior note indentures, which could in turn result in the acceleration of our senior note indebtedness. The credit facility also has cross default provisions that apply to other indebtedness we may have with an outstanding principal balance in excess of $5.0 million.

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

    Set forth below are condensed consolidating financial statements of the guarantor subsidiaries and Chesapeake Energy Marketing, Inc, which is not a guarantor of the senior notes and was a non-guarantor subsidiary for all periods presented. All of our other wholly-owned subsidiaries were guarantor subsidiaries during all periods presented.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                             AS OF DECEMBER 31, 2001
                                ($ IN THOUSANDS)



                                                                        NON-
                                                      GUARANTOR      GUARANTOR
                                                      SUBSIDIARY     SUBSIDIARY       PARENT       ELIMINATIONS      CONSOLIDATED
                                                      -----------    -----------    -----------    -------------    -------------

                                                               ASSETS
CURRENT ASSETS:
  Cash and cash equivalents .......................   $    (7,905)   $    19,714    $   113,151    $          --    $     124,960
  Accounts receivable .............................       113,493         30,380          2,715          (18,338)         128,250
  Short-term derivative instruments ...............        97,544             --             --               --           97,544
  Inventory and other .............................        10,208            421             --               --           10,629
                                                      -----------    -----------    -----------    -------------    -------------
          Total Current Assets ....................       213,340         50,515        115,866          (18,338)         361,383
                                                      -----------    -----------    -----------    -------------    -------------
PROPERTY AND EQUIPMENT:
  Oil and gas properties ..........................     3,546,163             --             --               --        3,546,163
  Unevaluated leasehold ...........................        66,205             --             --               --           66,205
  Other property and equipment ....................        53,681         23,537         38,476               --          115,694
  Less: accumulated depreciation, depletion
     and amortization .............................    (1,920,613)       (18,668)        (3,200)              --       (1,942,481)
                                                      -----------    -----------    -----------    -------------    -------------

          Net Property and Equipment ..............     1,745,436          4,869         35,276               --        1,785,581
                                                      -----------    -----------    -----------    -------------    -------------
OTHER ASSETS:
  Investments in subsidiaries and
     intercompany advances ........................            --             --        (21,054)          21,054               --
  Long-term derivative receivable .................        18,852             --             --               --           18,852
  Deferred income tax asset .......................      (218,596)        (1,376)       287,753               --           67,781
  Long-term derivative instruments ................         6,370             --             --               --            6,370
  Long-term investments ...........................            --             --         29,849               --           29,849
  Other assets ....................................         5,589            334         11,050              (21)          16,952
                                                      -----------    -----------    -----------    -------------    -------------
          Total Other Assets ......................      (187,785)        (1,042)       307,598           21,033          139,804
                                                      -----------    -----------    -----------    -------------    -------------
TOTAL ASSETS ......................................   $ 1,770,991    $    54,342    $   458,740    $       2,695    $   2,286,768
                                                      ===========    ===========    ===========    =============    =============

                                           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Notes payable and current maturities of
     long-term debt ...............................   $       602    $        --    $        --    $          --    $         602

  Accounts payable and other current liabilities ..       127,967         36,755         26,338          (18,281)         172,779
                                                      -----------    -----------    -----------    -------------    -------------

          Total Current Liabilities ...............       128,569         36,755         26,338          (18,281)         173,381
                                                      -----------    -----------    -----------    -------------    -------------
LONG-TERM DEBT ....................................            --             --      1,329,453               --        1,329,453
                                                      -----------    -----------    -----------    -------------    -------------
REVENUES AND ROYALTIES DUE OTHERS .................        12,696             --             --               --           12,696
                                                      -----------    -----------    -----------    -------------    -------------
OTHER LIABILITIES .................................         3,831             --             --               --            3,831
                                                      -----------    -----------    -----------    -------------    -------------
INTERCOMPANY PAYABLES .............................     1,664,517             19     (1,664,458)             (78)              --
                                                      -----------    -----------    -----------    -------------    -------------
STOCKHOLDERS' EQUITY (DEFICIT):
  Common Stock ....................................            66              1          1,686              (57)           1,696
  Other ...........................................       (38,688)        17,567        765,721           21,111          765,711
                                                      -----------    -----------    -----------    -------------    -------------
          Total Stockholders' Equity (Deficit) ....       (38,622)        17,568        767,407           21,054          767,407
                                                      -----------    -----------    -----------    -------------    -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ........   $ 1,770,991    $    54,342    $   458,740    $       2,695    $   2,286,768
                                                      ===========    ===========    ===========    =============    =============

                      CONDENSED CONSOLIDATED BALANCE SHEET
                               AS OF JUNE 30, 2002
                                ($ IN THOUSANDS)

                                                       GUARANTOR    NON-GUARANTOR
                                                     SUBSIDIARIES    SUBSIDIARY      PARENT        ELIMINATIONS     CONSOLIDATED
                                                     ------------   -------------  -----------     -------------    -------------
                                                                  ASSETS

CURRENT ASSETS:
  Cash and cash equivalents ........................  $       382    $     6,043    $         2    $          --    $       6,427
  Accounts receivable ..............................      100,967         54,915          5,610          (28,940)         132,552
  Short-term derivative accounts receivable ........       16,069             --             --               --           16,069
  Short-term derivative instruments ................        8,033             --          4,476               --           12,509
  Inventory and other ..............................        9,829            683             10               --           10,522
                                                      -----------    -----------    -----------    -------------    -------------
         Total Current Assets ......................      135,280         61,641         10,098          (28,940)         178,079
                                                      -----------    -----------    -----------    -------------    -------------
PROPERTY AND EQUIPMENT:
  Oil and gas properties ...........................    3,920,587             --             --               --        3,920,587
  Unevaluated leasehold ............................       59,907             --             --               --           59,907
  Other property and equipment .....................       58,441         26,929         47,152               --          132,522
  Less: accumulated depreciation,
    depletion and amortization .....................   (2,021,415)       (19,293)        (3,742)              --       (2,044,450)
                                                      -----------    -----------    -----------    -------------    -------------
         Net Property and Equipment ................    2,017,520          7,636         43,410               --        2,068,566
                                                      -----------    -----------    -----------    -------------    -------------
OTHER ASSETS:
  Investments in subsidiaries and
    intercompany advances ..........................           --             --        232,526         (232,526)              --
  Long-term derivative receivable ..................        8,351             --             --               --            8,351
  Deferred income tax asset ........................      (91,989)        (1,764)       129,158               --           35,405
  Long-term investments ............................           --             --         25,089               --           25,089
  Long-term derivative instruments .................           --             --            515               --              515
  Other assets .....................................        3,992            193         10,064              (26)          14,223
                                                      -----------    -----------    -----------    -------------    -------------
         Total Other Assets ........................      (79,646)        (1,571)       397,352         (232,552)          83,583
                                                      -----------    -----------    -----------    -------------    -------------
TOTAL ASSETS .......................................  $ 2,073,154    $    67,706    $   450,860    $    (261,492)   $   2,330,228
                                                      ===========    ===========    ===========    =============    =============

                                                    LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Notes payable and current maturities
    of long-term debt ..............................  $       154    $        --    $        --    $          --    $         154
  Accounts payable and other current liabilities ...      148,270         46,154         31,562          (28,943)         197,043
  Short-term derivative instruments ................          461             --             --               --              461
                                                      -----------    -----------    -----------    -------------    -------------
         Total Current Liabilities .................      148,885         46,154         31,562          (28,943)         197,658
                                                      -----------    -----------    -----------    -------------    -------------
LONG-TERM DEBT .....................................       45,000             --      1,281,351               --        1,326,351
                                                      -----------    -----------    -----------    -------------    -------------
REVENUES AND ROYALTIES DUE OTHERS ..................       12,948             --             --               --           12,948
                                                      -----------    -----------    -----------    -------------    -------------
LONG-TERM DERIVATIVE INSTRUMENTS ...................       35,285             --         16,731               --           52,016
                                                      -----------    -----------    -----------    -------------    -------------
OTHER LIABILITIES ..................................        7,833             --             --               --            7,833
                                                      -----------    -----------    -----------    -------------    -------------
INTERCOMPANY PAYABLES ..............................    1,613,348         (1,119)    (1,612,206)             (23)              --
                                                      -----------    -----------    -----------    -------------    -------------
STOCKHOLDERS' EQUITY:
  Common Stock .....................................           66              1          1,699              (57)           1,709
  Other ............................................      209,789         22,670        731,723         (232,469)         731,713
                                                      -----------    -----------    -----------    -------------    -------------
         Total Stockholders' Equity ................      209,855         22,671        733,422         (232,526)         733,422
                                                      -----------    -----------    -----------    -------------    -------------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY ...........................................  $ 2,073,154    $    67,706    $   450,860    $    (261,492)   $   2,330,228
                                                      ===========    ===========    ===========    =============    =============

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                ($ IN THOUSANDS)


                                                                         NON-
                                                        GUARANTOR     GUARANTOR
                                                      SUBSIDIARIES    SUBSIDIARY     PARENT      ELIMINATIONS    CONSOLIDATED
                                                      -------------   ----------    --------    -------------    -------------
FOR THE THREE MONTHS ENDED JUNE 30, 2001:
REVENUES:
  Oil and gas sales ...............................   $     175,225    $      --    $     --    $          --    $     175,225
  Risk management income ..........................          62,455           --          --               --           62,455
  Oil and gas marketing sales .....................              --      108,600          --          (70,599)          38,001
                                                      -------------    ---------    --------    -------------    -------------
    Total Revenues ................................         237,680      108,600          --          (70,599)         275,681
                                                      -------------    ---------    --------    -------------    -------------
OPERATING COSTS:
  Production expenses and taxes ...................          28,833           --          --               --           28,833
  General and administrative ......................           2,550          259          64               --            2,873
  Oil and gas marketing expenses ..................              --      107,512          --          (70,599)          36,913
  Oil and gas depreciation, depletion and
         amortization .............................          39,910           --          --               --           39,910
  Other depreciation and amortization .............           1,287           20         530               --            1,837
                                                      -------------    ---------    --------    -------------    -------------
    Total Operating Costs .........................          72,580      107,791         594          (70,599)         110,366
                                                      -------------    ---------    --------    -------------    -------------
INCOME (LOSS) FROM OPERATIONS .....................         165,100          809        (594)              --          165,315
                                                      -------------    ---------    --------    -------------    -------------
OTHER INCOME (EXPENSE):
  Interest and other income .......................             697         (101)     23,808          (23,721)             683
  Interest expense ................................         (24,201)          --     (22,504)          23,721          (22,984)
  Equity in net earnings of subsidiaries ..........              --           --      76,888          (76,888)              --
                                                      -------------    ---------    --------    -------------    -------------
    Total Other Income (Expense) ..................         (23,504)        (101)     78,192          (76,888)         (22,301)
                                                      -------------    ---------    --------    -------------    -------------
INCOME BEFORE INCOME TAXES
  AND EXTRAORDINARY ITEMS ........................          141,596          708      77,598          (76,888)         143,014
INCOME TAX EXPENSE ................................          56,961          284         284               --           57,529
                                                      -------------    ---------    --------    -------------    -------------
NET INCOME BEFORE EXTRAORDINARY ITEMS .............          84,635          424      77,314          (76,888)          85,485
                                                      -------------    ---------    --------    -------------    -------------
EXTRA ORDINARY ITEMS:
  Loss on early extinguishment of debt, net of
         applicable income tax ....................          (8,171)          --     (37,829)              --          (46,000)
                                                      -------------    ---------    --------    -------------    -------------
NET INCOME ........................................   $      76,464    $     424    $ 39,485    $     (76,888)   $      39,485
                                                      =============    =========    ========    =============    =============

                                                                        NON-
                                                    GUARANTOR        GUARANTOR
                                                   SUBSIDIARIES      SUBSIDIARY       PARENT        ELIMINATIONS      CONSOLIDATED
                                                   -------------    ------------    ------------    -------------    -------------
FOR THE THREE MONTHS ENDED JUNE 30, 2002:
REVENUES:
  Oil and gas sales ............................   $     152,009    $         --    $         --    $          --    $     152,009
  Risk management income (loss) ................          (1,103)             --             622               --             (481)
  Oil and gas marketing sales ..................              --         138,964              --          (96,179)          42,785
                                                   -------------    ------------    ------------    -------------    -------------
    Total Revenues .............................         150,906         138,964             622          (96,179)         194,313
                                                   -------------    ------------    ------------    -------------    -------------
OPERATING COSTS:
  Production expenses and taxes ................          32,153              --              --               --           32,153
  General and administrative ...................           3,365             441              53               --            3,859
  Oil and gas marketing expenses ...............              --         137,360              --          (96,179)          41,181
  Oil and gas depreciation, depletion and
       amortization ............................          50,778              --              --               --           50,778
  Other depreciation and amortization ..........           2,484             493             675               --            3,652
                                                   -------------    ------------    ------------    -------------    -------------
    Total Operating Costs ......................          88,780         138,294             728          (96,179)         131,623
                                                   -------------    ------------    ------------    -------------    -------------
INCOME (LOSS) FROM OPERATIONS ..................          62,126             670            (106)              --           62,690
                                                   -------------    ------------    ------------    -------------    -------------
OTHER INCOME (EXPENSE):
  Interest and other income ....................             943             112          29,702          (27,038)           3,719
  Interest expense .............................         (26,061)             (8)        (25,659)          27,038          (24,690)
  Equity in net earnings of subsidiaries .......              --              --          22,671          (22,671)              --
                                                   -------------    ------------    ------------    -------------    -------------
    Total Other Income (Expense) ...............         (25,118)            104          26,714          (22,671)         (20,971)
                                                   -------------    ------------    ------------    -------------    -------------
INCOME BEFORE INCOME TAXES .....................          37,008             774          26,608          (22,671)          41,719
INCOME TAX EXPENSE .............................          14,802             309           1,575               --           16,686
                                                   -------------    ------------    ------------    -------------    -------------
NET INCOME .....................................   $      22,206    $        465    $     25,033    $     (22,671)   $      25,033
                                                   =============    ============    ============    =============    =============

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                ($ IN THOUSANDS)


                                                                     NON-
                                                  GUARANTOR       GUARANTOR
                                                SUBSIDIARIES      SUBSIDIARY        PARENT       ELIMINATIONS     CONSOLIDATED
                                                -------------    ------------    ------------    -------------    -------------
FOR THE SIX MONTHS ENDED JUNE 30, 2001:
REVENUES:
  Oil and gas sales .........................   $     396,444    $         --    $         --    $          --    $     396,444
  Risk management income ....................          62,455              --              --               --           62,455
  Oil and gas marketing sales ...............              --         242,513              --         (148,347)          94,166
                                                -------------    ------------    ------------    -------------    -------------
    Total Revenues ..........................         458,899         242,513              --         (148,347)         553,065
                                                -------------    ------------    ------------    -------------    -------------
OPERATING COSTS:
  Production expenses and taxes .............          60,916              --              --               --           60,916
  General and administrative ................           6,093             609             172               --            6,874
  Oil and gas marketing expenses ............              --         239,738              --         (148,347)          91,391
  Oil and gas depreciation, depletion and
       amortization .........................          78,083              --              --               --           78,083
  Other depreciation and amortization .......           2,349              40           1,401               --            3,790
                                                -------------    ------------    ------------    -------------    -------------
    Total Operating Costs ...................         147,441         240,387           1,573         (148,347)         241,054
                                                -------------    ------------    ------------    -------------    -------------
INCOME (LOSS) FROM OPERATIONS ...............         311,458           2,126          (1,573)              --          312,011
                                                -------------    ------------    ------------    -------------    -------------
OTHER INCOME (EXPENSE):
  Interest and other income .................           1,139             (26)         46,542          (46,403)           1,252
  Interest expense ..........................         (52,015)             (1)        (43,260)          46,403          (48,873)
  Gothic standby credit facility costs ......              --              --          (3,392)              --           (3,392)
  Equity in net earnings of subsidiaries ....              --              --         148,612         (148,612)              --
                                                -------------    ------------    ------------    -------------    -------------
    Total Other Income (Expense) ............         (50,876)            (27)        148,502         (148,612)         (51,013)
                                                -------------    ------------    ------------    -------------    -------------
INCOME BEFORE INCOME TAXES
  AND EXTRAORDINARY ITEMS ...................         260,582           2,099         146,929         (148,612)         260,998
INCOME TAX EXPENSE ..........................         105,058             840            (673)              --          105,225
                                                -------------    ------------    ------------    -------------    -------------
NET INCOME BEFORE EXTRAORDINARY ITEMS .......         155,524           1,259         147,602         (148,612)         155,773
EXTRAORDINARY ITEMS:
  Loss on early extinguishment of debt,
           net of applicable income tax .....          (8,171)             --         (37,829)              --          (46,000)
                                                -------------    ------------    ------------    -------------    -------------
NET INCOME ..................................   $     147,353    $      1,259    $    109,773    $    (148,612)   $     109,773
                                                =============    ============    ============    =============    =============


                                                                     NON-
                                                  GUARANTOR       GUARANTOR
                                                SUBSIDIARIES      SUBSIDIARY        PARENT       ELIMINATIONS      CONSOLIDATED
                                                -------------    ------------    ------------    -------------     -------------
FOR THE SIX MONTHS ENDED JUNE 30, 2002:
REVENUES:
  Oil and gas sales .........................   $    293,980    $         --     $        --     $         --     $     293,980
  Risk management income (loss) .............        (80,418)             --             469               --           (79,949)
  Oil and gas marketing sales ...............             --         228,429              --          (158,311)          70,118
                                                ------------    ------------     -----------     -------------    -------------
    Total Revenues ..........................        213,562         228,429             469          (158,311)         284,149
                                                ------------    ------------     -----------     -------------    -------------
OPERATING COSTS:
  Production expenses and taxes .............         59,429              --              --               --            59,429
  General and administrative ................          6,995             892             266               --             8,153
  Oil and gas marketing expenses ............             --         225,999              --         (158,311)           67,688
  Oil and gas depreciation, depletion and
         amortization .......................         99,397              --              --               --            99,397
  Other depreciation and amortization .......          4,655             770           1,337               --             6,762
                                                ------------    ------------      ----------     ------------     -------------
    Total Operating Costs ...................        170,476         227,661           1,603         (158,311)          241,429
                                                ------------    ------------      ----------     ------------     -------------
INCOME (LOSS) FROM OPERATIONS ...............         43,086             768          (1,134)              --            42,720
                                                ------------    ------------      ----------     ------------     -------------
OTHER INCOME (EXPENSE):
  Interest and other income .................          1,152             211          57,817         (54,507)             4,673
  Interest expense ..........................        (52,630)             (8)        (53,519)         54,507            (51,650)
  Equity in net earnings of subsidiaries ....             --              --          (4,451)          4,451                 --
                                                ------------    ------------      ----------     -----------      -------------
    Total Other Income (Expense) ............        (51,478)            203            (153)          4,451            (46,977)
                                                ------------    ------------      ----------     -----------      -------------
INCOME (LOSS) BEFORE INCOME TAXES ...........         (8,392)            971          (1,287)          4,451             (4,257)
INCOME TAX EXPENSE (BENEFIT) ................         (3,358)            388           1,266              --             (1,704)
                                                ------------    ------------      ----------     -----------      -------------
NET INCOME (LOSS) ...........................   $     (5,034)   $        583      $   (2,553)    $     4,451      $      (2,553)
                                                ============    ============      ==========     ===========      =============

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ IN THOUSANDS)


                                                          GUARANTOR     NON-GUARANTOR
                                                         SUBSIDIARIES    SUBSIDIARY       PARENT       ELIMINATIONS    CONSOLIDATED
                                                         ------------   -------------   -----------    ------------    ------------
FOR THE SIX MONTHS ENDED JUNE 30, 2001:
CASH FLOWS FROM OPERATING
  ACTIVITIES .........................................   $    286,797    $     5,219    $    94,153    $    (89,167)   $    297,002
                                                         ------------    -----------    -----------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Oil and gas properties, net ........................       (281,326)            --             --              --        (281,326)
  Proceeds from sale of assets .......................            159             --             --              --             159
  Additions to other property and equipment ..........        (14,712)          (425)        (5,627)             --         (20,764)
  Other additions ....................................            480             --           (591)             --            (111)
                                                         ------------    -----------    -----------    ------------    ------------
  Cash (used in) provided by investing
         activities ..................................       (295,399)          (425)        (6,218)             --        (302,042)
                                                         ------------    -----------    -----------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from revolving bank credit facility .......        273,000             --             --              --         273,000
  Payments on  revolving bank credit facility ........       (138,000)            --             --              --        (138,000)
  Cash paid for financing costs related to debt ......         (5,636)            --         (6,578)             --         (12,214)
  Cash dividends paid on preferred stock .............             --             --         (1,092)             --          (1,092)
  Cash paid for repurchase of senior notes ...........             --             --       (830,382)             --        (830,382)
  Cash paid for repurchase premium on senior notes ...             --             --        (75,639)             --         (75,639)
  Cash received on issuance of senior notes ..........             --             --        786,664              --         786,664
  Exercise of stock options ..........................             --             --          2,782              --           2,782
  Other ..............................................             --             --            (11)             --             (11)
  Intercompany advances, net .........................       (124,937)        (9,819)        45,589          89,167              --
                                                         ------------    -----------    -----------    ------------    ------------
  Cash (used in) provided by financing
         activities ..................................          4,427         (9,819)       (78,667)         89,167           5,108
                                                         ------------    -----------    -----------    ------------    ------------
  Effect of exchange rate changes on cash ............            (68)            --             --              --             (68)
                                                         ------------    -----------    -----------    ------------    ------------
NET INCREASE (DECREASE) IN CASH ......................         (4,243)        (5,025)         9,268              --              --
CASH, BEGINNING OF PERIOD ............................        (19,868)         7,200         12,668              --              --
                                                         ------------    -----------    -----------    ------------    ------------
CASH, END OF PERIOD ..................................   $    (24,111)   $     2,175    $    21,936    $         --    $         --
                                                         ============    ===========    ===========    ============    ============



                                                         GUARANTOR      NON-GUARANTOR
                                                        SUBSIDIARIES     SUBSIDIARY      PARENT       ELIMINATIONS    CONSOLIDATED
                                                        ------------   -------------    ----------    ------------    ------------
FOR THE SIX MONTHS ENDED JUNE 30, 2002:
CASH FLOWS FROM OPERATING
  ACTIVITIES ........................................   $    213,416    $    (13,657)   $   10,615    $      4,451    $    214,825
                                                        ------------    ------------    ----------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Oil and gas properties, net .......................       (180,607)             --      (127,251)             --        (307,858)
  Proceeds from sale of assets ......................             62              --            --              --              62
  Additions to other property, plant and equipment
         and other ..................................         (6,499)         (3,408)       (8,676)             --         (18,583)
  Other investments, net ............................             --              --         1,807              --           1,807
                                                        ------------    ------------    ----------    ------------    ------------
  Cash (used in) provided by investing activities ...       (187,044)         (3,408)     (134,120)             --        (324,572)
                                                        ------------    ------------    ----------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from revolving bank credit facility ......         45,000              --            --              --          45,000
  Cash paid for financing costs related to debt .....             --              --           (95)             --             (95)
  Cash paid for repurchase of senior notes ..........             --              --       (42,201)             --         (42,201)
  Cash paid for repurchase premium on senior notes ..             --              --        (1,019)             --          (1,019)
  Cash dividends paid on preferred stock ............             --              --        (5,118)             --          (5,118)
  Exercise of stock options .........................             --              --         1,956              --           1,956
  Other .............................................             --              --           (74)             --             (74)
  Intercompany advances, net ........................        (59,808)          3,394        60,865          (4,451)             --
                                                        ------------    ------------    ----------    ------------    ------------
  Cash (used in) provided by financing activities ...        (14,808)          3,394        14,314          (4,451)         (1,551)
                                                        ------------    ------------    ----------    ------------    ------------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS .......................................         11,564         (13,671)     (109,191)             --        (111,298)
CASH, BEGINNING OF PERIOD ...........................        (11,313)         19,714       109,193              --         117,594
                                                        ------------    ------------    ----------    ------------    ------------
CASH, END OF PERIOD .................................   $        251    $      6,043    $        2    $         --    $      6,296
                                                        ============    ============    ==========    ============    ============

        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                ($ IN THOUSANDS)


                                                          GUARANTOR     NON-GUARANTOR
                                                         SUBSIDIARIES    SUBSIDIARY      PARENT      ELIMINATIONS     CONSOLIDATED
                                                         ------------   -------------  -----------   -------------    -------------
FOR THE THREE MONTHS ENDED JUNE 30, 2001:
  Net income .........................................   $     76,464    $       424   $     8,730   $     (46,133)   $      39,485
   Other comprehensive income, net of income tax:
   Foreign currency translation ......................          2,494             --            --              --            2,494
   Change in fair value of derivative instruments ....         53,331             --            --              --           53,331
   Reclassification of (gain) or loss on settled
     contracts .......................................         (2,314)            --            --              --           (2,314)
   Ineffective portion of derivatives qualifying
     for cash flow hedge accounting ..................           (576)            --            --              --             (576)
   Equity in net other comprehensive income
    (loss) of subsidiaries ...........................             --             --        83,690         (83,690)              --
                                                         ------------    -----------   -----------   -------------    -------------
  Comprehensive income ...............................   $    129,399    $       424   $    92,420   $    (129,823)   $      92,420
                                                         ============    ===========   ===========   =============    =============



                                                        GUARANTOR      NON-GUARANTOR
                                                       SUBSIDIARIES     SUBSIDIARY       PARENT       ELIMINATIONS    CONSOLIDATED
                                                       ------------    -------------   ----------    -------------    -------------
FOR THE THREE MONTHS ENDED JUNE 30, 2002:
  Net income .......................................   $     22,206    $         465   $   25,033    $     (22,671)   $      25,033
   Other comprehensive income (loss), net of
     income tax:
   Change in fair value of derivative instruments ..         (2,242)              --           --               --           (2,242)
   Reclassification of (gain) or loss on settled
     contracts .....................................         (1,683)              --           --               --           (1,683)
   Ineffective portion of derivatives qualifying
     for cash flow hedge accounting ................            815               --           --               --              815
   Equity in net other comprehensive income
    (loss) of subsidiaries .........................             --               --       (3,110)           3,110               --
                                                       ------------    -------------   ----------    -------------    -------------
  Comprehensive income .............................   $     19,096    $         465   $   21,923    $     (19,561)   $      21,923
                                                       ============    =============   ==========    =============    =============



                                                         GUARANTOR      NON-GUARANTOR
                                                        SUBSIDIARIES     SUBSIDIARY      PARENT     ELIMINATIONS      CONSOLIDATED
                                                        ------------    -------------   ---------   -------------    -------------
FOR THE SIX MONTHS ENDED JUNE 30, 2001:
  Net income ........................................   $    147,353    $       1,259   $  50,328   $     (89,167)   $     109,773
   Other comprehensive income (loss), net of
     income tax:
   Foreign currency translation .....................           (725)              --          --              --             (725)
   Cumulative effect of accounting change for
      financial derivatives .........................        (53,580)              --          --              --          (53,580)
   Change in fair value of derivative instruments ...         95,469               --          --              --           95,469
   Reclassification of (gain) or loss on settled
     contracts ......................................         16,012               --          --              --           16,012
   Ineffective portion of derivatives qualifying
     for cash flow hedge accounting .................           (576)              --          --              --             (576)
   Equity in net other comprehensive income
    (loss) of subsidiaries ..........................             --               --     116,045        (116,045)              --
                                                        ------------    -------------   ---------   -------------    -------------
  Comprehensive income ..............................   $    203,953    $       1,259   $ 166,373   $    (205,212)   $     166,373
                                                        ============    =============   =========   =============    =============



                                                          GUARANTOR     NON-GUARANTOR
                                                        SUBSIDIARIES     SUBSIDIARY      PARENT      ELIMINATIONS    CONSOLIDATED
                                                       -------------    -------------   ---------    -------------   -------------
FOR THE SIX MONTHS ENDED JUNE 30, 2002:
  Net income (loss) ................................   $      (5,034)   $         583   $  (2,553)   $       4,451   $      (2,553)
   Other comprehensive income (loss), net of
     income tax:
   Change in fair value of derivative instruments ..         (12,972)              --          --               --         (12,972)
   Reclassification of (gain) or loss on settled
     contracts .....................................         (15,769)              --          --               --         (15,769)
   Ineffective portion of derivatives qualifying
     for cash flow hedge accounting ................           1,309               --          --               --           1,309
   Equity in net other comprehensive income
    (loss) of subsidiaries .........................              --               --     (27,432)          27,432              --
                                                       -------------    -------------   ---------    -------------   -------------
  Comprehensive income (loss) ......................   $     (32,466)   $         583   $ (29,985)   $      31,883   $     (29,985)
                                                       =============    =============   =========    =============   =============

6. SEGMENT INFORMATION

    Chesapeake has two reportable segments under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. One segment relates to our exploration and production activities, and the other segment relates to oil and gas marketing activities. The reportable segment information can be derived from
Note 5 as Chesapeake Energy Marketing, Inc., is the only significant non-guarantor subsidiary and the only entity conducting marketing activities for all income statement periods presented.

7. ACQUISITIONS

    On June 28, 2002, we acquired Canaan Energy Corporation in a cash merger through a Chesapeake subsidiary. Under the agreement, all outstanding common shares of Canaan, other than the Canaan shares already owned by Chesapeake, were purchased at $18.00 per share in cash, and the outstanding options to acquire Canaan common stock were converted into the right to receive, for each share of Canaan common stock to be received upon exercise, the merger consideration less the per share exercise price and withholding taxes. The aggregate net cash consideration for the merger was $120 million, including the retirement of Canaan's outstanding indebtedness of approximately $43 million.

8. RECENT ACCOUNTING PRONOUNCEMENTS

    In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Nos. 141 and 142. SFAS No. 141, Business Combinations, requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142, Goodwill and Other Intangible Assets, changes the accounting for goodwill from an amortization method to an impairment-only approach and was effective in January 2002. We have adopted these new standards, which have not had a significant effect on our results of operations or our financial position.

    In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 is effective for fiscal year beginning after June 15, 2002 and establishes an accounting standard requiring the recording of the fair value of liabilities associated with the retirement of long-term assets (mainly plugging and abandonment costs for our depleted wells) in the period in which the liability is incurred (at the time the wells are drilled). We are currently evaluating our oil and natural gas properties to determine the impact of the adoption of SFAS No. 143 or our financial position and results of operations.

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

    In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. We have not yet adopted SFAS No. 145 nor have we determined the effect of the adoption on our financial position or results of operations.

    In July 2002, the FASB issued SFAS No. 146, Accounting For Costs Associated with Exit or Disposal Activities. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. We have not yet adopted SFAS No. 146 nor determined the effect of the adoption of SFAS No. 146 on our financial position or results of operations.

                          PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The following table sets forth certain information regarding the production volumes, oil and gas sales, average sales prices received and expenses for the periods indicated:

                                                         THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                JUNE 30,                    JUNE 30,
                                                      ---------------------------   ---------------------------
                                                          2001           2002           2001           2002
                                                      ------------   ------------   ------------   ------------
NET PRODUCTION:
  Oil (mbbl) ......................................            682            823          1,368          1,653
  Gas (mmcf) ......................................         35,045         38,464         71,085         75,397
  Gas equivalent (mmcfe) ..........................         39,137         43,402         79,293         85,315
OIL AND GAS SALES ($ IN THOUSANDS):
  Oil .............................................   $     18,893   $     21,851   $     38,797   $     41,809
  Gas .............................................        156,332        130,158        357,647        252,171
                                                      ------------   ------------   ------------   ------------
        Total oil and gas sales ...................   $    175,225   $    152,009   $    396,444   $    293,980
                                                      ============   ============   ============   ============

AVERAGE SALES PRICE:
  Oil ($ per bbl) .................................   $      27.70   $      26.55   $      28.36   $      25.29
  Gas ($ per mcf) .................................   $       4.46   $       3.38   $       5.03   $       3.34
  Gas equivalent ($ per mcfe) .....................   $       4.48   $       3.50   $       5.00   $       3.45
EXPENSES ($ PER MCFE):
  Production expenses and taxes ...................   $       0.74   $       0.74   $       0.77   $       0.69
  General and administrative ......................   $       0.07   $       0.09   $       0.09   $       0.10
  Depreciation, depletion and amortization ........   $       1.02   $       1.17   $       0.98   $       1.17

Net Wells Drilled .................................             62             67            143            124

Net Wells at End of Period ........................          3,420          3,862          3,420          3,862


RESULTS OF OPERATIONS -- THREE MONTHS ENDED JUNE 30, 2002 ("CURRENT QUARTER") VS. JUNE 30, 2001 ("PRIOR QUARTER")

    General. For the Current Quarter, Chesapeake had net income available to common shareholders of $22.5 million, or $0.13 per diluted common share, on total revenues of $194.3 million. This compares to net income available to common shareholders of $39.3 million, or $0.23 per diluted common share, on total revenues of $275.7 million during the Prior Quarter. The Current Quarter's results included, on a pre-tax basis, a non-cash $0.5 million risk management loss, while the Prior Quarter's results included, on a pre-tax basis, non-cash risk management income of $62.5 million.

    Oil and Gas Sales. During the Current Quarter, oil and gas sales decreased 13% to $152.0 million from $175.2 million in the Prior Quarter. For the Current Quarter, we produced 43.4 billion cubic feet equivalent (bcfe), consisting of
0.8 million barrels of oil (mmbbl) and 38.5 billion cubic feet of gas (bcf), compared to 0.7 mmbbl and 35.0 bcf, or 39.1 bcfe, in the Prior Quarter. The production increase is primarily the result of successful drilling results complemented with production from various acquisitions which occurred in late 2001, partially offset by the sale of our Canadian reserves effective October 1, 2001. Average oil prices realized were $26.55 per bbl in the Current Quarter compared to $27.70 per bbl in the Prior Quarter, a decrease of 4%. Average gas prices realized were $3.38 per thousand cubic feet in the Current Quarter compared to $4.46 per mcf in the Prior Quarter, a decrease of 24%.

    For the Current Quarter, we realized an average price of $3.50 per mcfe, compared to $4.48 per mcfe in the Prior Quarter, including in each case the effects of hedging. Our hedging activities resulted in increased oil and gas revenues of $13.4 million, or $0.31 per mcfe, in the Current Quarter, compared to an increase in oil and gas revenues of $7.2 million, or $0.18 per mcfe, in the Prior Quarter.

    The following table shows our production by region for the Prior Quarter and the Current Quarter:



                                          FOR THE THREE MONTHS ENDED JUNE 30,
                             -------------------------------------------------------------
                                        2001                             2002
                             ----------------------------     ----------------------------
    OPERATING AREAS            (Mmcfe)         PERCENT          (Mmcfe)         PERCENT
-------------------------    ------------    ------------     ------------    ------------
Mid-Continent ...........          27,045              69%          35,171              81%
Gulf Coast ..............           6,634              17            5,725              13
Permian Basin ...........           1,133               3            1,747               4
Other areas .............           1,214               3              759               2
Canada ..................           3,111               8               --              --
                             ------------    ------------     ------------    ------------
          Total .........          39,137             100%          43,402             100%
                             ============    ============     ============    ============

    Gas production represented approximately 89% of our total production volume on an equivalent basis in the Current Quarter, compared to 90% in the Prior Quarter.

    Risk Management Income (Loss). Chesapeake recognized a $0.5 million non-cash risk management loss in the Current Quarter, compared to a $62.5 million non-cash gain in the Prior Quarter. The risk management loss for the Current Quarter consisted of a $10.9 million non-cash gain related to changes in fair value of derivatives not designated as cash flow hedges, $10.6 million of reclassifications related to the settlement of such contracts, a $1.4 million non-cash loss associated with the ineffective portion of derivatives qualifying for cash flow hedge accounting, a $1.7 million non-cash gain associated with the portion of our interest rate swap that does not qualify for fair value hedge accounting, and a $1.1 million non-cash loss associated with the ineffective portion of our swaption. Risk management income in the Prior Quarter included a $61.5 million non-cash gain attributable to the change in fair value of certain derivatives not designated as cash flow hedges and a non-cash gain of $1.0 million associated with the ineffective portion of our cash flow hedges.

    Pursuant to SFAS 133, our cap-swaps, straddles, strangles, counter-swaps and basis protection swaps do not qualify for designation as cash flow hedges. There is also a portion of our interest rate swap that does not qualify as a fair value hedge. Therefore, changes in fair value of these instruments that occur prior to their maturity, together with any change in fair value of hedges resulting from ineffectiveness, are reported in the statement of operations as risk management income (loss). Amounts recorded in risk management income (loss) do not represent cash gains or losses. Rather, these amounts are temporary valuation swings in contracts or portions of contracts that are not entitled to receive cash flow or fair value hedge accounting treatment. All amounts initially recorded in this caption are ultimately reversed within this same caption and are included in oil and gas sales and interest expense, as applicable, over the respective contract terms. Detailed information about our oil and gas hedging positions appears in Item 3 - Quantitative and Qualitative Disclosures About Market Risk.

    Oil and Gas Marketing Sales. We generated $42.8 million in oil and gas marketing sales for third parties in the Current Quarter, with corresponding oil and gas marketing expenses of $41.2 million, for a net margin of $1.6 million. This compares to sales of $38.0 million, expenses of $36.9 million, and a net margin of $1.1 million in the Prior Quarter. The increase in marketing sales and cost of sales was due primarily to an increase in oil and gas sales volumes in the Current Quarter compared to the Prior Quarter, partially offset by a decrease in oil and gas prices in the Current Quarter.

    Production Expenses. Production expenses, which include lifting costs and ad valorem taxes, increased to $24.2 million in the Current Quarter, a $5.4 million increase from the $18.8 million of production expenses incurred in the Prior Quarter. On a unit of production basis, production expenses were $0.56 and $0.48 per mcfe in the Current and Prior Quarters, respectively. The increase in costs on a per unit basis in the Current Quarter is due primarily to increased field service costs, higher production costs associated with properties acquired in 2001 and an increase in ad valorem taxes. We expect that lease operating expenses per mcfe for the remainder of 2002 will range from $0.53 to $0.57.

    Production Taxes. Production taxes were $7.9 million and $10.0 million in the Current and Prior Quarters, respectively. On a per unit basis, production taxes were $0.18 per mcfe in the Current Quarter compared to $0.26 per mcfe in the Prior Quarter. The decrease in the Current Quarter was the result of decreased prices and new statutory exemptions on certain wells in Oklahoma and Texas. In general, production taxes are calculated using value-based formulas that produce higher per unit costs when oil and gas prices are higher. We expect production taxes for the remainder of 2002 to be approximately 6% - 7% of oil and gas sales revenues excluding any impact from hedging.

    General and Administrative. General and administrative expenses, which are net of capitalized internal costs, were $3.9 million in the Current Quarter compared to $2.9 million in the Prior Quarter. The increase in the Current Quarter is the result of Chesapeake's continued growth.

    Chesapeake follows the full-cost method of accounting under which all costs associated with property acquisition, exploration and development activities are capitalized. We capitalize internal costs that can be directly identified with our acquisition, exploration and development activities and do not include any costs related to production, general corporate overhead or similar activities. We capitalized $2.8 million and $2.1 million of internal costs in the Current Quarter and Prior Quarter, respectively, directly related to our oil and gas exploration and development efforts. We anticipate that general and administrative expenses for the remainder of 2002 will be between $0.10 and $0.11 per mcfe, which is approximately the same level as 2001 and the Current Quarter.

    Oil and Gas Depreciation, Depletion and Amortization. Depreciation, depletion and amortization of oil and gas properties for the Current Quarter was $50.8 million, compared to $39.9 million in the Prior Quarter. The DD&A rate per mcfe, which is a function of capitalized costs, future development costs and the related underlying reserves in the periods presented, increased from $1.02 in the Prior Quarter to $1.17 per mcfe in the Current Quarter. We expect the DD&A rate for the remainder of 2002 to be between $1.25 and $1.35 per mcfe.

    Depreciation and Amortization of Other Assets. Depreciation and amortization of other assets was $3.7 million in the Current Quarter, compared to $1.8 million in the Prior Quarter. The increase in the Current Quarter was primarily the result of higher depreciation recorded on recently acquired fixed assets. Other property and equipment costs are depreciated on both straight-line and accelerated methods. Buildings are depreciated on a straight-line basis over
31.5 years. Drilling rigs are depreciated on a straight-line basis over 12 years. All other property and equipment are depreciated over the estimated useful lives of the assets, which range from three to seven years. We expect depreciation and amortization of other assets to average between $0.08 and $0.10 per mcfe for the remainder of 2002 which approximates the current rate.

    Interest and Other Income. Interest and other income for the Current Quarter was $3.7 million compared to $0.7 million in the Prior Quarter. The increase was primarily the result of additional interest income from significantly higher cash balances held during the Current Quarter, as well as interest income recorded on our investment in senior secured notes issued by Seven Seas Petroleum Inc.

    Interest Expense. Interest expense increased to $24.7 million in the Current Quarter from $23.0 million in the Prior Quarter. The increase in the Current Quarter was due primarily to a $113 million increase in average long-term borrowings in the Current Quarter compared to the Prior Quarter, partially offset by income of $1.6 million earned on our interest rate swap during the Current Quarter. In addition to the interest expense reported, we capitalized $1.1 million of interest during the Current Quarter, compared to $1.4 million capitalized in the Prior Quarter, on significant investments in unproved properties that were not being currently depreciated, depleted or amortized and on which exploration activities were in progress. Interest is capitalized using the weighted average interest rate of our outstanding borrowings. We anticipate that capitalized interest for the remainder of 2002 will be between $2.0 million and $2.5 million.

    Provision (Benefit) for Income Taxes. Chesapeake recorded income tax expense of $16.7 million in the Current Quarter, compared to income tax expense of $57.5 million in the Prior Quarter. Income tax expense for the Prior Quarter was comprised of $54.7 million related to our domestic operations and $2.8 million related to our Canadian operations which were sold on October 1, 2001. We anticipate that all 2002 income tax expense will be deferred.

RESULTS OF OPERATIONS -- SIX MONTHS ENDED JUNE 30, 2002 ("CURRENT PERIOD") VS. JUNE 30, 2001 ("PRIOR PERIOD")

    General. For the Current Period, Chesapeake had a net loss available to common shareholders of $7.6 million, or a loss of $0.05 per diluted common share, on total revenues of $284.1 million. This compares to net income available to common shareholders of $109.0 million, or $0.64 per diluted common share, on total revenues of $553.1 million during the Prior Period. The Current Period's net loss included, on a pre-tax basis, a non-cash $79.9 million risk management loss, while the Prior Period's results included, on a pre-tax basis, non-cash risk management income of $62.5 million.

    Oil and Gas Sales. During the Current Period, oil and gas sales decreased 26% to $294.0 million from $396.4 million in the Prior Period. For the Current Period, we produced 85.3 billion cubic feet equivalent, consisting of 1.7 million barrels of oil and 75.4 billion cubic feet of gas, compared to 1.4 mmbbl and 71.1 bcf, or 79.3 bcfe, in the Prior Period. The production increase is primarily the result of successful drilling results complemented with production from various acquisitions which occurred in late 2001, partially offset by the sale of our Canadian reserves effective October 1, 2001. Average oil prices realized were $25.29 per bbl in the Current Period compared to $28.36 per bbl in the Prior Period, a decrease of 11%. Average gas prices realized were $3.34 per thousand cubic feet in the Current Period compared to $5.03 per mcf in the Prior Period, a decrease of 34%.

    For the Current Period, we realized an average price of $3.45 per mcfe, compared to $5.00 per mcfe in the Prior Period, including in each case the effects of hedging. Our hedging activities resulted in increased oil and gas revenues of $62.0 million, or $0.73 per mcfe, in the Current Period, compared to decreases in oil and gas revenues of $23.3 million, or $0.29 per mcfe, in the Prior Period.

    The following table shows our production by region for the Prior Period and the Current Period:

                                                FOR THE SIX MONTHS ENDED JUNE 30,
                                  -------------------------------------------------------------
                                              2001                             2002
                                  ----------------------------     ----------------------------
       OPERATING AREAS              (Mmcfe)         PERCENT           (Mmcfe)         PERCENT
------------------------------    ------------    ------------     ------------    ------------
Mid-Continent ................          54,030              68%          66,972              79%
Gulf Coast ...................          14,926              19           12,985              15
Permian Basin ................           2,672               4            3,804               4
Other areas ..................           1,867               2            1,554               2
Canada .......................           5,798               7               --              --
                                  ------------    ------------     ------------    ------------
          Total ..............          79,293             100%          85,315             100%
                                  ============    ============     ============    ============

    Gas production represented approximately 88% of our total production volume on an equivalent basis in the Current Period, compared to 90% in the Prior Period.

    Risk Management Income (Loss). Chesapeake recognized a $79.9 million non-cash risk management loss in the Current Period, compared to a $62.5 million non-cash gain in the Prior Period. The risk management loss for the Current Period consisted of a $42.5 million non-cash loss related to changes in fair value of derivatives not designated as cash flow hedges, $35.7 million of reclassifications related to the settlement of such contracts, a $2.2 million non-cash loss associated with the ineffective portion of derivatives qualifying for cash flow hedge accounting, a $1.6 million non-cash gain associated with the portion of our interest rate swap that does not qualify for fair value hedge accounting, and a $1.1 million non-cash loss associated with the ineffective portion of our swaption. Risk management income for the Prior Period included a $61.5 million non-cash gain attributable to the change in fair value of certain derivatives not designated as cash flow hedges, and a non-cash gain of $1.0 million associated with the ineffective portion of our cash flow hedges.

    Pursuant to SFAS 133, our cap-swaps, straddles, strangles, counter-swaps and basis protection swaps do not qualify for designation as cash flow hedges. There is also a portion of our interest rate swap that does not qualify as a fair value hedge. Therefore, changes in fair value of these instruments that occur prior to their maturity, together with any change in fair value of hedges resulting from ineffectiveness, are reported in the statement of operations as risk management income (loss). Amounts recorded in risk management income (loss) do not represent cash gains or losses. Rather, these amounts are temporary valuation swings in contracts or portions of contracts that are not entitled to receive cash flow or fair value hedge accounting treatment. All amounts initially recorded in this caption are ultimately reversed within this same caption and are included in oil and gas sales and interest expense, as applicable, over the respective contract terms. Detailed information about our oil and gas hedging positions appears in Item 3 - Quantitative and Qualitative Disclosures About Market Risk.

    Oil and Gas Marketing Sales. We generated $70.1 million in oil and gas marketing sales for third parties in the Current Period, with corresponding oil and gas marketing expenses of $67.7 million, for a net margin of $2.4 million. This compares to sales of $94.2 million, expenses of $91.4 million, and a net margin of $2.8 million in the Prior Period. The decrease in marketing sales and cost of sales was due primarily to a decrease in oil and gas prices in the Current Period compared to the Prior Period, partially offset by an increase in volumes marketed by Chesapeake Energy Marketing, Inc. in the Current Period.

    Production Expenses. Production expenses, which include lifting costs and ad valorem taxes, increased to $46.3 million in the Current Period, a $9.7 million increase from the $36.6 million of production expenses incurred in the Prior Period. On a unit of production basis, production expenses were $0.54 and $0.46 per mcfe in the Current and Prior Periods, respectively. The increase in costs on a per unit basis in the Current Period is due primarily to increased field service costs, higher production costs associated with properties acquired in 2001 and an increase in ad valorem taxes. We expect that lease operating expenses per mcfe for the remainder of 2002 will range from $0.53 to $0.57.

    Production Taxes. Production taxes were $13.1 million and $24.3 million in the Current and Prior Periods, respectively. On a per unit basis, production taxes were $0.15 per mcfe in the Current Period compared to $0.31 per mcfe in the Prior Period. The decrease in the Current Period was the result of decreased prices and new statutory exemptions on certain wells in Oklahoma and Texas. In general, production taxes are calculated using value-based formulas that produce higher per unit costs when oil and gas prices are higher. We expect production taxes for the remainder of 2002 to be approximately 6% - 7% of oil and gas sales revenues excluding any impact from hedging.

    General and Administrative. General and administrative expenses, which are net of capitalized internal costs, were $8.2 million in the Current Period compared to $6.9 million in the Prior Period. The increase in the Current Period is a result of Chesapeake's continued growth.

    Chesapeake follows the full-cost method of accounting under which all costs associated with property acquisition, exploration and development activities are capitalized. We capitalize internal costs that can be directly identified with our acquisition, exploration and development activities and do not include any costs related to production, general corporate overhead or similar activities. We capitalized $5.3 million and $3.9 million of internal costs in the Current Period and Prior Period, respectively, directly related to our oil and gas exploration and development efforts. We anticipate that general and administrative expenses for the remainder of 2002 will be between $0.10 and $0.11 per mcfe, which is approximately the same level as 2001 and the Current Period.

    Oil and Gas Depreciation, Depletion and Amortization. Depreciation, depletion and amortization of oil and gas properties for the Current Period was $99.4 million, compared to $78.1 million in the Prior Period. The DD&A rate per mcfe, which is a function of capitalized costs, future development costs and the related underlying reserves in the periods presented, increased from $0.98 in the Prior Period to $1.17 per mcfe in the Current Period. We expect the DD&A rate for the remainder of 2002 to be between $1.25 and $1.35 per mcfe.

    Depreciation and Amortization of Other Assets. Depreciation and amortization of other assets was $6.8 million in the Current Period, compared to $3.8 million in the Prior Period. The increase in the Current Period was primarily the result of higher depreciation recorded on recently acquired fixed assets. Other property and equipment costs are depreciated on both straight-line and accelerated methods. Buildings are depreciated on a straight-line basis over
31.5 years. Drilling rigs are depreciated on a straight-line basis over 12 years. All other property and equipment are depreciated over the estimated useful lives of the assets, which range from three to seven years. We expect depreciation and amortization of other assets to average between $0.08 and $0.10 per mcfe for the remainder of 2002 which approximates the current rate.

    Interest and Other Income. Interest and other income for the Current Period was $4.7 million compared to $1.3 million in the Prior Period. The increase was primarily the result of additional interest income from significantly higher cash balances held during the Current Period as well as interest income recorded on our investment in senior secured notes issued by Seven Seas Petroleum Inc.

    Interest Expense. Interest expense increased to $51.7 million in the Current Period from $48.9 million in the Prior Period. The increase in the Current Period was due to a $167 million increase in average long-term borrowings in the Current Period compared to the Prior Period, partially offset by income of $1.6 million earned on our interest rate swap during the Current Period. In addition to the interest expense reported, we capitalized $2.3 million of interest during each of the Current Period and Prior Period on significant investments in unproved properties that were not being currently depreciated, depleted or amortized and on which exploration activities were in progress. Interest is capitalized using the weighted average interest rate of our outstanding borrowings. We anticipate that capitalized interest for the remainder of 2002 will be between $2.0 million and $2.5 million.

    Gothic Standby Credit Facility Costs. During the Prior Period, we obtained a standby commitment for a $275 million credit facility, consisting of a $175 million term loan and a $100 million revolving credit facility which, if needed, would have replaced our then existing revolving credit facility. The term loan was available to provide funds to repurchase any of Gothic Production Corporation's 11.125% senior secured notes tendered following the closing of the Gothic acquisition in January 2001 pursuant to a change-of-control offer to purchase. In February 2001, we purchased $1.0 million of notes tendered for 101% of such amount. We did not use the standby credit facility and the commitment terminated in February 2001. Chesapeake incurred $3.4 million of costs for the standby facility, which were recognized in the Prior Period.

    Provision (Benefit) for Income Taxes. Chesapeake recorded an income tax benefit of $1.7 million in the Current Period, compared to income tax expense of $105.2 million in the Prior Period. Income tax expense for the Prior Period was comprised of $97.9 million related to our domestic operations and $7.3 million related to our Canadian operations which were sold on October 1, 2001. We anticipate that all 2002 income tax expense will be deferred.

CASH FLOWS FROM OPERATING, INVESTING, AND FINANCING ACTIVITIES

    Cash Flows from Operating Activities. Cash provided by operating activities decreased 28% to $214.8 million during the Current Period compared to $297.0 million during the Prior Period. The decrease was due primarily to lower oil and gas prices realized during the Current Period.

    Cash Flows from Investing Activities. Cash used in investing activities increased to $324.6 million during the Current Period from $302.0 million in the Prior Period. During the Current Period, we expended approximately $176.4 million to initiate drilling on 281 (123.7 net) wells and invested approximately $7.2 million in unproved properties. This compares to $179.9 million to initiate drilling on 280 (143.0 net) wells and $48.5 million to purchase unproved properties in the Prior Period. During the Current Period, we had acquisitions of oil and gas companies and properties of $124.3 million and no divestitures of oil and gas properties. This compares to acquisitions of oil and gas companies and properties of $53.1 million and divestitures of $0.2 million in the Prior Period. During the Current Period, we had additional investments in drilling rig equipment and other fixed assets of $18.6 million compared to $20.8 million in the Prior Period. The Current Period included additional investments in the common stock of two oil and gas companies totaling $2.4 million and $4.2 million in proceeds from the sale of RAM Energy, Inc. notes.

    Cash Flows from Financing Activities. There was $1.6 million of cash used in financing activities in the Current Period, compared to cash provided by financing activities of $5.1 million in the Prior Period. The activity in the Current Period reflects the net increase in borrowings under our commercial bank credit facility of $45.0 million. This was primarily offset by the repurchase of $42.2 million of our 7.875% senior notes. We received $2.0 million in cash from the exercise of stock options, and $5.1 million was used to pay dividends on our 6.75% preferred stock. The activity in the Prior Period included increased borrowings under our credit facility of $135.0 million, $786.7 million received from the issuance of $800.0 million of 8.125% senior notes, $906.0 million used to redeem various senior notes, $12.2 million used to pay financing costs related to new debt issuance, and $2.8 million received from the exercise of stock options.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

    Chesapeake had a working capital deficit of $19.6 million at June 30, 2002, including $6.3 million in cash. We have a $225 million revolving bank credit facility (with a committed borrowing base of $225 million) which matures in September 2003 but under certain circumstances can be extended through June 2005. As of June 30, 2002, we had borrowed $45.0 million under the facility and were using $11.1 million of the facility to secure various letters of credit. As of August 2, 2002, borrowings under the credit facility had increased to $65.0 million, largely as a result of borrowings to fund an acquisition in late July 2002. The use of facility borrowings and long-term indebtedness to fund recent and pending acquisitions is discussed below under Investing and Financing Transactions. We believe we will have adequate resources, including operating cash flows, working capital and proceeds from our revolving bank credit facility, to fund our capital expenditure budget for exploration and development activities during the remainder of 2002, which is currently estimated to be $160
- $180 million. Further, our drilling program is largely discretionary and can be adjusted to match changing circumstances. Based on our current cash flow assumptions we expect operating cash flow to reach $380 - $400 million during 2002. Any operating cash flow not needed to fund our drilling program will be available for acquisitions, debt repayments or other general corporate purposes in 2002.

    A significant portion of our liquidity is concentrated in cash and cash equivalents (including restricted cash) and derivative instruments that enable us to hedge a portion of our exposure to price volatility from producing oil and natural gas. These arrangements expose us to credit risk from our counterparties. Other financial instruments which potentially subject us to concentrations of credit risk consist principally of investments in debt instruments and accounts receivables. Our accounts receivable are primarily from purchasers of oil and natural gas products and exploration and production companies which own interests in properties we operate. The concentration of these assets in the oil and gas industry has the potential to impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic, industry or other conditions. We generally require letters of credit for receivables from customers which are judged to have sub-standard credit, unless the credit risk can otherwise be mitigated. Cash and cash equivalents are deposited with major banks or institutions with high credit ratings.

    Our liquidity is not dependent on the use of off-balance sheet financing arrangements, such as the securitization of receivables or obtaining access to assets through special purpose entities. We have not relied on off-balance sheet financing arrangements in the past and we do not intend to rely on such arrangements in the future as a source of liquidity. We do not issue commercial paper.

Contractual Obligations and Commercial Commitments

    We have a $225 million revolving bank credit facility (with a committed borrowing base of $225 million) which matures in September 2003. As of June 30, 2002, we had borrowed $45.0 million under this facility and were using $11.1 million of the facility to secure various letters of credit. Borrowings under the facility are collateralized by certain producing oil and gas properties and bear interest at either the reference rate of Union Bank of California, N.A., or London Interbank Offered Rate (LIBOR), at our option, plus a margin that varies according to total facility usage. The unused portion of the facility is subject to an annual commitment fee of 0.50%. Interest is payable quarterly. The collateral value and borrowing base are redetermined periodically.

     The credit facility contains various covenants and restrictive provisions which restrict our ability to incur additional indebtedness, sell properties, pay dividends, purchase or redeem our capital stock, make investments or loans, purchase certain of our senior notes, create liens, and make acquisitions. The credit facility requires us to maintain a current ratio of at least 1 to 1 (as defined in the credit facility) and a fixed charge coverage ratio of at least
2.5 to 1. If we should fail to perform our obligations under these and other covenants, the revolving credit commitment could be terminated and any outstanding borrowings under the facility could be declared immediately due and payable. If such an acceleration involved principal in excess of $10 million, the acceleration would constitute an event of default under our senior note indentures, which could in turn result in the acceleration of our senior note indebtedness. The credit facility also has cross default provisions that apply to other indebtedness we may have with an outstanding principal balance in excess of $5.0 million.

    As of June 30, 2002, senior notes represented $1.3 billion of our long-term debt and consisted of the following: $800.0 million principal amount of 8.125% senior notes due 2011, $250.0 million principal amount of 8.375% senior notes due 2008, $107.8 million principal amount of 7.875% senior notes due 2004 and $142.7 million principal amount of 8.5% senior notes due 2012. There are no scheduled principal payments required on any of the senior notes until March 2004, when $107.8 million is due, giving effect to the repurchase and retirement of $42.2 million of our 7.875% senior notes in the Current Period. Debt ratings for the senior notes are B1 by Moody's Investor Service, B+ by Standard & Poor's Ratings Services and BB- by Fitch Ratings. Debt ratings for our secured bank credit facility are Ba3 by Moody's Investor Service, BB by Standard & Poor's Ratings Services and BB+ by Fitch Ratings.

    Our senior notes are unsecured senior obligations of Chesapeake and rank equally with all of our other unsecured indebtedness. All of our wholly owned subsidiaries except Chesapeake Energy Marketing, Inc. guarantee the notes. We can acquire outstanding senior notes at either make-whole or redemption prices set forth in the respective indentures, and from time to time we acquire senior notes through market purchases. If we repurchase at least an additional $32.8 million of the 7.875% senior notes by August 31, 2003, we may extend the bank credit facility until June 2005 for an amount equal to the total revolving credit facility commitment less the outstanding amount of the 7.875% senior notes plus $50 million.

    The indentures for the 8.125% and 8.375% senior notes contain covenants limiting our ability and our restricted subsidiaries' ability to incur additional indebtedness; pay dividends on our capital stock or redeem, repurchase or retire our capital stock or subordinated indebtedness; make investments and other restricted payments; create restrictions on the payment of dividends or other amounts to us from our restricted subsidiaries; incur liens; engage in transactions with affiliates; sell assets; and consolidate, merge or transfer assets. The debt incurrence covenants do not affect our ability to borrow under or expand our secured credit facility. As of June 30, 2002, we estimate that secured commercial bank indebtedness of approximately $385 million could have been incurred under the most restrictive indenture covenant. The indenture covenants do not apply to Chesapeake Energy Marketing, Inc., an unrestricted subsidiary.

    Some of our commodity price and interest rate risk management arrangements require us to deliver cash collateral or other assurances of performance to the counterparties in the event that our payment obligations with respect to our commodity price and interest rate risk management transactions exceed certain levels. At June 30, 2002, we posted $10.0 million of collateral with one of our counterparties through a letter of credit issued under our bank credit facility. Future collateral requirements are uncertain and will depend on arrangements with our counterparties and the level of volatility in natural gas and oil prices and interest rates.

Investing and Financing Transactions

    On June 28, 2002, we acquired Canaan Energy Corporation in a cash merger through a Chesapeake subsidiary. Under the agreement, all outstanding common shares of Canaan, other than the Canaan shares already owned by Chesapeake, were purchased at $18.00 per share in cash, and the outstanding options to acquire Canaan common stock were converted into the right to receive, for each share of Canaan common stock to be received upon exercise, the merger consideration less the per share exercise price and withholding taxes. The aggregate net cash consideration for the merger was $120 million, including the retirement of Canaan's outstanding indebtedness of approximately $43 million.

    In the Current Period, we purchased and subsequently retired $42.2 million of our 7.875% senior notes due 2004 for total consideration of $44.0 million, including accrued interest of $0.8 million and $1.0 million of redemption premium.

    See Note 2 of the notes to consolidated financial statements included in this report for a discussion of our hedging activities and financial instruments.

     In late July 2002, we completed an acquisition of oil and gas properties using bank facility borrowings to fund the cash purchase price of $38 million. We have entered into three definitive purchase agreements to acquire additional oil and gas properties for an aggregate cash purchase price of approximately $132 million. We expect to close these acquisitions during the third quarter of 2002. It is our intent to fund these acquisitions by issuing long-term unsecured notes through a private offering. If for any reason this market is not available, we intend to use the bank facility to fund the acquisitions.

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

    o   the availability of capital,

    o uncertainties in evaluating oil and gas reserves of acquired properties and associated potential liabilities,

    o   drilling and operating risks,

    o our ability to generate future taxable income sufficient to utilize our federal and state income tax net operating loss (NOL) carryforwards before their expiration,

    o future ownership changes which could result in additional limitations to our NOLs,

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

OIL AND GAS HEDGING ACTIVITIES

    Our results of operations and operating cash flows are impacted by changes in market prices for oil and gas. To mitigate a portion of the exposure to adverse market changes, we have entered into various derivative instruments. As of June 30, 2002, our derivative instruments were comprised of swaps, collars, cap-swaps, straddles, strangles and basis protection swaps. These instruments allow us to predict with greater certainty the effective oil and gas prices to be received for our hedged production. Although derivatives often fail to achieve 100% effectiveness for accounting purposes, our derivative instruments continue to be highly effective in achieving the risk management objectives for which they were intended.

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

    o For straddles, Chesapeake receives a premium from the counterparty in exchange for the sale of a call and a put option at an established fixed price. To the extent that the floating market price differs from the established fixed price, Chesapeake pays the counterparty.

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

    From time to time, we close certain swap transactions designed to hedge a portion of our oil and natural gas production by entering into a counter-swap instrument. Under the counter-swap we receive a floating price for the hedged commodity and pay a fixed price to the counterparty. To the extent the counter-swap, which does not qualify for hedge accounting under SFAS 133, is designed to lock the value of an existing SFAS 133 cash flow hedge, the net value of the swap and the counter-swap is frozen and shown as a derivative receivable or payable in the consolidated balance sheets. At the same time, the original swap is designated as a non-qualifying cash flow hedge under SFAS 133.

    Pursuant to SFAS 133, our cap-swaps, straddles, strangles, counter-swaps and basis protection swaps do not qualify for designation as cash flow hedges. Therefore, changes in the fair value of these instruments that occur prior to their maturity, together with any changes in fair value of cash flow hedges resulting from ineffectiveness, are reported in the consolidated statements of operations as risk management income (loss). Amounts recorded in risk management income (loss) do not represent cash gains or losses. Rather, these amounts are temporary valuation swings in contracts or portions of contracts that are not entitled to receive SFAS 133 cash flow hedge accounting treatment. All amounts initially recorded in this caption related to commodity derivatives are ultimately reversed within this same caption and included in oil and gas sales over the respective contract terms.

    As of June 30, 2002, we had the following open oil and gas derivative instruments designed to hedge a portion of our gas production for periods after June 2002:

                                                                                                                         FAIR
                                                                                                                        VALUE
                                                            WEIGHTED-   WEIGHTED-                                         AT
                                                             AVERAGE     AVERAGE                                       JUNE 30,
                                             AVERAGE           PUT        CALL       WEIGHTED-    SFAS                   2002
                                             STRIKE          STRIKE      STRIKE      AVERAGE      133    PREMIUMS       ($ IN
                             VOLUME          PRICE            PRICE       PRICE    DIFFERENTIAL  HEDGE   RECEIVED     THOUSANDS)
                           -----------      ---------       ---------   ---------  ------------  -----  ----------    ----------
NATURAL GAS (mmbtu):
--------------------

Swaps:
2002 ...................     4,280,000      $    2.91       $      --   $      --   $      --    Yes   $       --     $   (1,486)

Cap-Swaps:
2002 ...................    41,120,000           4.53            3.53          --          --     No           --         28,758
2003 ...................    51,100,000           3.60            2.60          --          --     No           --        (18,733)

Collars:
2002 ...................     6,140,000             --            4.00        5.45          --    Yes           --          4,206

Straddles:
2002 ...................    11,680,000             --            2.46        2.46          --     No        5,951         (9,506)

Strangles:
2003 ...................    14,600,000             --            3.20        3.70          --     No       12,629        (13,357)
2004 ...................    14,640,000             --            3.40        3.90          --     No       15,884        (15,921)

Basis Protection Swaps:
2003 ...................    91,250,000             --              --          --       (0.15)    No           --           (530)
2004 ...................    91,500,000             --              --          --       (0.15)    No           --         (1,278)
2005 ...................    98,550,000             --              --          --       (0.16)    No           --         (2,085)
2006 ...................    21,900,000             --              --          --       (0.17)    No           --           (437)
2007 ...................    31,025,000             --              --          --       (0.16)    No           --           (639)
2008 ...................    31,110,000             --              --          --       (0.16)    No           --           (654)
2009 ...................    21,900,000             --              --          --       (0.17)    No           --           (493)

Counter-Swaps:
2003 ...................    45,700,000           3.74              --          --          --     No           --          6,239

Locked-Swaps:
2002 ...................            --             --              --          --          --     No           --          8,117
2003 ...................            --             --              --          --          --     No           --         16,107
                                                                                                       ----------     ----------

TOTAL GAS ..............                                                                                   34,464         (1,692)
                                                                                                       ----------     ----------

OIL (bbls):

Swaps:
2002 ...................       368,000          26.20              --          --          --    Yes           --            (19)

Cap-Swaps:
2002 ...................     1,104,000          24.91           20.08          --          --     No           --         (1,779)

Locked-Swaps:
2002 ...................            --             --              --          --          --     No           --            196

TOTAL OIL ..............                                                                                       --         (1,602)
                                                                                                       ----------     ----------

TOTAL GAS AND OIL ......                                                                               $   34,464(a)  $   (3,294)(a)
                                                                                                       ==========     ==========

----------

(a) After adjusting for the $34.5 million premium paid to Chesapeake by the counterparty at the inception of the straddle and strangle contracts (which is recorded in cash provided by operating activities on the accompanying consolidated statements of cash flows), the net value of the combined hedging portfolio at June 30, 2002 was $31.2 million.

    We have established the fair value of all derivative instruments using estimates of fair value reported by our counterparties. The actual contribution to our future results of operations will be based on the market prices at the time of settlement and may be more or less than the fair value estimates used at June 30, 2002.

    Additional information concerning the fair value of our oil and gas derivative instruments is as follows ($ in thousands):

Fair value of contracts outstanding at January 1, 2002 .............   $    157,309
Change in fair value of contracts during period ....................        (55,623)
Contracts realized or otherwise settled during the period ..........        (61,989)
Fair value of new contracts when entered into during the period ....        (42,991)
                                                                       ------------
Fair value of contracts outstanding at June 30, 2002 ...............   $     (3,294)
                                                                       ============

    Risk management income (loss) related to our oil and gas derivatives is comprised of the following ($ in thousands):

                                                                    THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                         JUNE 30,                      JUNE 30,
                                                               ---------------------------    ---------------------------
                                                                    2001         2002             2001           2002
                                                               ------------   ------------    ------------   ------------
Risk management income (loss):
  Change in fair value of derivatives not qualifying for
    hedge accounting .......................................   $     61,495   $     10,884    $     61,495   $    (42,530)
  Reclassification of gain on settled contracts ............             --        (10,630)             --        (35,707)
  Ineffective portion of derivatives qualifying for
    cash flow hedge accounting .............................            960         (1,358)            960         (2,182)
                                                               ------------   ------------    ------------   ------------
    Total ..................................................   $     62,455   $     (1,104)   $     62,455   $    (80,419)
                                                               ============   ============    ============   ============

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

    Based upon the market prices at June 30, 2002, we would expect to transfer approximately $11.3 million of the balance in accumulated other comprehensive income to earnings during the next 12 months when the transactions actually occur. All transactions hedged as of June 30, 2002 are expected to mature by December 31, 2004, with the exception of the basis protection swaps which extend to 2009.

INTEREST RATE RISK

    We also utilize hedging strategies to manage interest rate exposure. In March 2002, we entered into an interest rate swap to convert a portion of our fixed rate debt to floating rate debt. The terms of this swap agreement are as follows:


                 TERM                  NOTIONAL AMOUNT             FIXED RATE            FLOATING RATE
                 ----                  ---------------             ----------            -------------

       March 2002 - March 2004          $200,000,000               7.875%          U.S. six-month LIBOR in
                                                                                   arrears plus 298.25 basis
                                                                                   points

    If the floating rate is less than the fixed rate, the counterparty will pay us accordingly. If the floating rate exceeds the fixed rate, we will pay the counterparty. Payments under this interest rate swap coincide with the semi-annual interest payments on our 7.875% senior notes which are due on September 15 and March 15 of each year beginning September 15, 2002.

    A portion of the interest rate swap was originally entered into to convert $129.0 million of the 7.875% senior notes from fixed rate debt to variable rate debt. Under SFAS 133, a hedge of the interest rate risk in a recognized fixed rate liability can be designated as a fair value hedge under which the mark-to-market value of the swap is recorded on the consolidated balance sheets as an asset or liability with a corresponding increase or decrease in carrying value of the debt. See Note 5 of the notes to consolidated financial statements included in this report for the adjustments made to the carrying value of debt at June 30, 2002. During the Current Quarter, $21.2 million of the 7.875% senior notes were purchased and subsequently retired resulting in a $0.4 million gain on the repurchase of debt related to the interest rate swap. As a result of these repurchases, $107.8 million of the interest rate swap was designated as a fair value hedge under SFAS 133 at June 30, 2002.

    Results from interest rate hedging transactions are reflected as adjustments to interest expense in the corresponding months covered by the swap agreement.

    The remaining $92.2 million of the interest rate swap has not been designated as a fair value hedge. The mark-to-market value of this portion of the instrument is recorded as a derivative asset or liability on the consolidated balance sheets with the offsetting amount reflected in risk management income (loss) on the consolidated statements of operations. The amount recorded in risk management income (loss) will be reversed and reflected in interest expense over the term of the swap.

    The estimated fair value of the interest rate swap at June 30, 2002 was an asset of approximately $5.0 million comprised of $1.6 million reflected as risk management income, $1.4 million reflected as an increase in the carrying value of our long-term debt, $1.6 million reflected as a reduction in interest expense, and $0.4 million reflected as other income related to the gain on the repurchase of debt.

    In June 2002, we entered into an additional interest rate swap. The terms of this swap agreement are as follows:

                 TERM                    NOTIONAL AMOUNT             FIXED RATE           FLOATING RATE
                 ----                    ---------------             ----------           -------------
       July 2002 - July 2004              $100,000,000               4.000%         U.S. six-month LIBOR in
                                                                                    arrears

    If the floating rate is less than the fixed rate, the counterparty will pay us accordingly. If the floating rate exceeds the fixed rate, we will pay the counterparty. Payments under this interest rate swap are made on July 2 and January 2 of each year beginning January 2, 2003. The estimated fair value of the interest rate swap at June 30, 2002 was negligible.

    In July 2002, we closed both interest rate swaps for a combined gain of $8.6 million. Gains totaling $6.6 million, in addition to the $2.0 million gain already realized in the Current Quarter, will be recognized as reductions to interest expense over the remaining terms of the swaps.

    In April 2002, we entered into a swaption agreement in order to monetize the embedded call option in the remaining $142.7 million of our 8.5% senior notes. We received $7.8 million from the counterparty at the time we entered into this agreement. The terms of the swaption are as follows:

                 TERM                    NOTIONAL AMOUNT             FIXED RATE           FLOATING RATE
                 ----                    ---------------             ----------           -------------
       March 2004 - March 2012            $142,665,000                 8.500%       U.S. six-month LIBOR plus
                                                                                    75 basis points

    Under the terms of the swaption agreement, the counterparty will have the option to initiate an interest rate swap on March 11, 2004 pursuant to the terms shown above. If the counterparty chooses to initiate the interest rate swap, the payments under the swap will coincide with the semi-annual interest payments on our 8.5% senior notes which are paid on September 15 and March 15 of each year. On each payment date, if the fixed rate exceeds the floating rate, we will pay the counterparty, and if the floating rate exceeds the fixed rate, the counterparty will pay us accordingly. If the counterparty does not choose to initiate the interest rate swap, the swaption agreement will expire and no future obligations will exist for either party.

    According to SFAS 133, a fair value hedge relationship exists between the embedded call option in the 8.5% senior notes and our swaption agreement. Accordingly, the mark-to-market value of the swaption is recorded on the consolidated balance sheets as an asset or liability with a corresponding increase or decrease to the debt's carrying value. Any change in the fair value of the swaption resulting from ineffectiveness is recorded currently in the consolidated statements of operations as risk management income (loss).

    We have recorded a decrease in the carrying value of the debt of $7.8 million related to the swaption as of June 30, 2002. Of this amount, $8.9 million represents the mark-to-market valuation of the swaption, offset by $1.1 million estimated ineffectiveness of the swaption as determined under SFAS 133. See Note 5 of the notes to consolidated financial statements included in this report for the adjustments made to the carrying value of the debt at

June 30, 2002. Results of the swaption will be reflected as adjustments to interest expense in the corresponding months covered by the swaption agreement.

    Risk management income related to our fair value hedges is comprised of the following ($ in thousands):

                                                                  THREE MONTHS ENDED    SIX MONTHS ENDED
                                                                    JUNE 30, 2002        JUNE 30, 2002
                                                                  ------------------    ----------------
Risk management income:
  Change in fair value of derivatives not qualifying for
     fair value hedge accounting ...........................        $      2,454         $      2,301
  Reclassification of gains on settled contracts ...........                (731)                (731)
  Ineffective portion of derivatives qualifying for
     fair value hedge accounting ...........................              (1,100)              (1,100)
                                                                    ------------         ------------
    Total ..................................................        $        623         $        470
                                                                    ============         ============

    The table below presents principal cash flows and related weighted average interest rates by expected maturity dates. The fair value of the fixed-rate long-term debt has been estimated based on quoted market prices.

                                                                       JUNE 30, 2002
                                  ----------------------------------------------------------------------------------------------
                                                                      YEARS OF MATURITY
                                  ----------------------------------------------------------------------------------------------
                                   2002      2003      2004      2005     2006     2007   THEREAFTER     TOTAL        FAIR VALUE
                                  ------    ------    ------    ------   ------   ------  ----------    ---------     ----------
                                                                         ($ IN MILLIONS)
LIABILITIES:
  Long-term debt, including
    current portion -- fixed
    rate ......................   $  0.1    $   --    $107.8    $   --   $   --   $   --   $ 1,192.6    $ 1,300.5(a)   $ 1,297.3
    Average interest rate .....      9.1%       --       7.9%       --       --       --         8.2%         8.2%           8.2%
  Long-term debt -- variable
    rate ......................   $   --    $ 45.0    $   --    $   --   $   --   $   --   $      --    $    45.0      $    45.0
    Average interest rate .....       --      5.25%       --        --       --       --          --         5.25%          5.25%


----------

(a) This amount does not include the discount included in long-term debt of ($12.7) million, the value of the interest rate swaps of $1.4 million and the value of the swaption of ($7.8) million.

MARKETING ACTIVITIES

    In addition to marketing our own oil and gas production, our marketing activities include marketing oil and gas production for working interest owners and royalty owners in the wells that we operate. Such activities include the operation of gathering systems and the sale of oil and natural gas under various arrangements. Recently royalty owners have commenced litigation against a number of companies in the oil and gas production business claiming that amounts paid for production attributable to the royalty owners' interest violated the terms of the applicable leases and state law, that deductions from the proceeds of oil and gas production were unauthorized under the applicable leases and that amounts received by upstream sellers should be used to compute the amounts paid to the royalty owners. A portion of the foregoing litigation has been commenced as class action suits including four class action suits filed against Chesapeake and others which we believe do not represent valid claims or, if valid, are not material. As new cases are decided and the law in this area continues to develop, our liability relating to the marketing of oil and gas may increase or decrease. We will continue to monitor the court decisions to ensure that our operations and practices minimize any exposure and to recognize any charges that may be appropriate.

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

    Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Three matters were submitted to a vote of the shareholders at Chesapeake's annual meeting of shareholders held on June 7, 2002: the election of directors, the adoption of a stock option plan for employees and consultants and the adoption of a stock option plan for non-employee directors. In the election of directors, Aubrey K. McClendon received 153,808,677 votes for election and 4,670,442 shares were withheld from voting for Mr. McClendon; and Shannon T. Self received 153,868,588 votes for election and 4,610,531 share were withheld from voting for Mr. Self. The other directors whose terms continued after the meeting are Edgar F. Heizer, Jr., Breene M. Kerr, Tom L. Ward and Frederick B. Whittemore. In the adoption of our 2002 Stock Option Plan, 121,950,327 votes were received for the adoption of the plan, 36,092,764 votes were received against adoption of the plan and 436,025 shares were withheld from voting on this proposal. In the adoption of our 2002 Non-Employee Director Stock Option Plan, 120,983,754 votes were received for the adoption of the plan, 36,993,462 votes were received against adoption of the plan and 501,899 shares were withheld from voting on this proposal. There were no broker non-votes.

ITEM 5. OTHER INFORMATION

    Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

    The following exhibits are filed as a part of this report:


           EXHIBIT
            NUMBER                        DESCRIPTION

             3.1 Chesapeake's Restated Certificate of Incorporation together with the Certificate of Designation for the 6.75% Cumulative Convertible Preferred Stock of Chesapeake and the Certificate of Designation for the Series A Junior Participating Preferred Stock of Chesapeake. Incorporated herein by reference to Exhibit
                        3.1 to Chesapeake's registration statement on Form S-3 (No. 333-96863) filed July 22, 2002.

            4.6.1 Second Amendment dated June 4, 2002 with respect to Second Amended and Restated Credit Agreement, dated as of June 11, 2001, among Chesapeake Energy Corporation, Chesapeake Exploration Limited Partnership, as Borrower, Bear Stearns Corporate Lending Inc., as Syndication Agent, Union Bank of California, N.A., as Administrative Agent and Collateral Agent, and other lenders party thereto.

             12.1 Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

    (b) Reports on Form 8-K

    During the quarter ended June 30, 2002, we filed the following current reports on Form 8-K:

       On April 4, 2002, we filed a current report on Form 8-K reporting under
Item 5 that we had issued a press release announcing first quarter 2002 earnings release and conference call dates.

       On April 16, 2002, we filed a current report on Form 8-K reporting under
Item 5 that we had issued a press release announcing that our Board of Directors had declared a regular quarterly dividend on our preferred stock.

       On April 23, 2002, we filed a current report on Form 8-K reporting under
Item 5 that we had issued a press release announcing an agreement to acquire Canaan Energy Corporation.

       On April 30, 2002, we filed a current report on Form 8-K reporting under
Item 5 that we had issued a press release announcing first quarter 2002 financial and operating results. We furnished under Item 9 updates to our operational and financial guidance for 2002 included in the press release.

       On June 5, 2002, we filed a current report on Form 8-K reporting under
Item 5 that we had issued a press release announcing that our 2002 Annual Meeting of Shareholders would be webcast live.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CHESAPEAKE ENERGY CORPORATION
                                        (Registrant)

                                        By:    /s/ AUBREY K. MCCLENDON
                                               ----------------------------
                                                  Aubrey K. McClendon
                                            Chairman and Chief Executive Officer

                                        By:     /s/ MARCUS C. ROWLAND
                                                ---------------------------
                                                 Marcus C. Rowland
                                           Executive Vice President and
                                              Chief Financial Officer

Date: August 5, 2002

                                INDEX TO EXHIBITS


           EXHIBIT
           NUMBER                         DESCRIPTION
           -------                        -----------

             3.1 Chesapeake's Restated Certificate of Incorporation together with the Certificate of Designation for the 6.75% Cumulative Convertible Preferred Stock of
                        Chesapeake and the Certificate of Designation for the Series A Junior Participating Preferred Stock of
                        Chesapeake. Incorporated herein by reference to Exhibit
                        3.1 to Chesapeake's registration statement on Form S-3
                        (No. 333-96863) filed July 22, 2002.

            4.6.1       Second Amendment dated June 4, 2002 with respect to
                        Second Amended and Restated Credit Agreement, dated as of June 11, 2001, among Chesapeake Energy Corporation,
                        Chesapeake Exploration Limited Partnership, as Borrower,
                        Bear Stearns Corporate Lending Inc., as Syndication
                        Agent, Union Bank of California, N.A., as Administrative
                        Agent and Collateral Agent, and other lenders party thereto.

             12.1       Computation of Ratios of Earnings to Combined Fixed
                        Charges and Preferred Stock Dividends.
