Form 10-Q
period 2002-09-30
CHESAPEAKE ENERGY CORP
filed 2002-11-07
CIK 895126

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          [X] Quarterly Report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2002

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    At November 4, 2002, there were 166,253,078 shares of our $.01 par value common stock outstanding.

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

           INDEX TO FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2002



                                                                                                                PAGE
                                                                                                                ----
  PART I.
  FINANCIAL INFORMATION

  Item 1.       Consolidated Financial Statements (Unaudited):
                  Consolidated Balance Sheets at September 30, 2002 and December 31, 2001 ....................... 3
                  Consolidated Statements of Operations for the Three Months and Nine Months
                  Ended September 30, 2002 and 2001 ............................................................. 4
                  Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2002
                  and 2001 ...................................................................................... 5
                  Consolidated Statements of Comprehensive Income (Loss) for the Three Months and Nine
                  Months Ended September 30, 2002 and 2001 ...................................................... 6
                  Notes to Consolidated Financial Statements .................................................... 7
  Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations............22
  Item 3.       Quantitative and Qualitative Disclosures About Market Risk.......................................32
  Item 4.       Controls and Procedures..........................................................................37



  PART II.
  OTHER INFORMATION

  Item 1.       Legal Proceedings................................................................................38
  Item 2.       Changes in Securities and Use of Proceeds........................................................38
  Item 3.       Defaults Upon Senior Securities .................................................................38
  Item 4.       Submission of Matters to a Vote of Security Holders..............................................38
  Item 5.       Other Information................................................................................38
  Item 6.       Exhibits and Reports on Form 8-K.................................................................38

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                        SEPTEMBER 30,      DECEMBER 31,
                                                                                             2002              2001
                                                                                        --------------    --------------
                                                                                                ($ IN THOUSANDS)
                                   ASSETS
CURRENT ASSETS:
  Cash and cash equivalents .........................................................   $       25,378    $      117,594
  Restricted cash ...................................................................              131             7,366
  Accounts receivable:
    Oil and gas sales ...............................................................           82,908            51,496
    Joint interest, net of allowance for bad debts of $1,321,000 and $947,000,
       respectively .................................................................           19,617            17,364
    Short-term derivatives ..........................................................           16,576            34,543
    Related parties .................................................................            2,198             9,896
    Other ...........................................................................           15,374            14,951
  Short-term derivative instruments .................................................              843            97,544
  Inventory and other ...............................................................           12,824            10,629
                                                                                        --------------    --------------
        Total Current Assets ........................................................          175,849           361,383
                                                                                        --------------    --------------
PROPERTY AND EQUIPMENT:
  Oil and gas properties, at cost based on full-cost accounting:
    Evaluated oil and gas properties ................................................        4,210,692         3,546,163
    Unevaluated properties ..........................................................           68,995            66,205
    Less: accumulated depreciation, depletion and amortization ......................       (2,060,317)       (1,902,587)
                                                                                        --------------    --------------
                                                                                             2,219,370         1,709,781
  Other property and equipment ......................................................          142,904           115,694
  Less: accumulated depreciation and amortization ...................................          (44,561)          (39,894)
                                                                                        --------------    --------------
        Total Property and Equipment ................................................        2,317,713         1,785,581
                                                                                        --------------    --------------
OTHER ASSETS:
  Long-term derivatives receivable ..................................................            4,058            18,852
  Deferred income tax asset .........................................................            9,717            67,781
  Long-term derivative instruments ..................................................               --             6,370
  Long-term investments .............................................................           20,734            29,849
  Other assets ......................................................................           16,562            16,952
                                                                                        --------------    --------------
        Total Other Assets ..........................................................           51,071           139,804
                                                                                        --------------    --------------
TOTAL ASSETS ........................................................................   $    2,544,633    $    2,286,768
                                                                                        ==============    ==============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable and current maturities of long-term debt ............................   $           --    $          602
  Accounts payable ..................................................................           83,860            79,945
  Accrued interest ..................................................................           45,039            26,316
  Short-term derivative instruments .................................................           22,348                --
  Other accrued liabilities .........................................................           59,463            36,998
  Revenues and royalties due others .................................................           35,643            29,520
                                                                                        --------------    --------------
        Total Current Liabilities ...................................................          246,353           173,381
                                                                                        --------------    --------------
LONG-TERM DEBT, NET .................................................................        1,494,180         1,329,453
                                                                                        --------------    --------------
REVENUES AND ROYALTIES DUE OTHERS ...................................................           14,191            12,696
                                                                                        --------------    --------------
LONG-TERM DERIVATIVE INSTRUMENTS ....................................................           49,358                --
                                                                                        --------------    --------------
OTHER LIABILITIES ...................................................................            5,764             3,831
                                                                                        --------------    --------------
CONTINGENCIES AND COMMITMENTS (NOTE 3)
STOCKHOLDERS' EQUITY:
  Preferred Stock, $.01 par value, 10,000,000 shares authorized; 2,998,000 and
    3,000,000 shares of 6.75% cumulative convertible preferred stock issued and outstanding at September 30, 2002 and December 31, 2001, respectively,
    entitled in liquidation to $149.9 million and $150 million ......................          149,900           150,000
  Common Stock, $.01 par value, 350,000,000 shares authorized; 171,019,880 and
    169,534,991 shares issued at September 30, 2002 and December 31, 2001,
    respectively ....................................................................            1,710             1,696
  Paid-in capital ...................................................................        1,038,347         1,035,156
  Accumulated deficit ...............................................................         (444,089)         (442,974)
  Accumulated other comprehensive income, net of tax of $5,934,000 and
    $29,000,000, respectively .......................................................            8,901            43,511
  Less: treasury stock, at cost; 4,792,529 common shares at September 30, 2002
    and December 31, 2001 ...........................................................          (19,982)          (19,982)
                                                                                        --------------    --------------
        Total Stockholders' Equity ..................................................          734,787           767,407
                                                                                        --------------    --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..........................................   $    2,544,633    $    2,286,768
                                                                                        ==============    ==============



        The accompanying notes are an integral part of these consolidated financial statements.

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                             THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                                SEPTEMBER 30,               SEPTEMBER 30,
                                                                           ------------------------    ------------------------
                                                                              2002          2001          2002          2001
                                                                           ----------    ----------    ----------    ----------
                                                                                  ($ IN THOUSANDS, EXCEPT PER SHARE DATA)
REVENUES:
 Oil and gas sales .....................................................   $  163,012    $  177,746    $  456,992    $  574,190
 Risk management income (loss) .........................................       (7,046)       32,260       (86,995)       94,715
 Oil and gas marketing sales ...........................................       42,216        28,905       112,334       123,071
                                                                           ----------    ----------    ----------    ----------
     Total Revenues ....................................................      198,182       238,911       482,331       791,976
                                                                           ----------    ----------    ----------    ----------
OPERATING COSTS:
 Production expenses ...................................................       24,950        19,303        71,252        55,933
 Production taxes ......................................................        6,807         7,063        19,934        31,349
 General and administrative ............................................        3,777         3,240        11,930        10,114
 Oil and gas marketing expenses ........................................       41,148        27,946       108,836       119,337
 Oil and gas depreciation, depletion and amortization ..................       58,334        46,821       157,731       124,904
 Depreciation and amortization of other assets .........................        3,727         2,164        10,489         5,954
                                                                           ----------    ----------    ----------    ----------
     Total Operating Costs .............................................      138,743       106,537       380,172       347,591
                                                                           ----------    ----------    ----------    ----------
INCOME FROM OPERATIONS .................................................       59,439       132,374       102,159       444,385
                                                                           ----------    ----------    ----------    ----------
OTHER INCOME (EXPENSE):
 Interest and other income .............................................        1,806           132         7,343         1,384
 Interest expense ......................................................      (28,316)      (24,104)      (79,966)      (72,977)
 Impairment of Seven Seas warrants .....................................       (4,770)           --        (4,770)           --
 Loss on repurchases of debt ...........................................         (489)           --        (1,353)           --
 Gothic standby credit facility costs ..................................           --            --            --        (3,392)
                                                                           ----------    ----------    ----------    ----------
     Total Other Income (Expense) ......................................      (31,769)      (23,972)      (78,746)      (74,985)
                                                                           ----------    ----------    ----------    ----------
INCOME BEFORE INCOME TAX AND EXTRAORDINARY ITEM ........................       27,670       108,402        23,413       369,400
PROVISION FOR INCOME TAXES:
 Current ...............................................................           --         1,118            --         3,354
 Deferred ..............................................................       11,070        42,276         9,366       145,265
                                                                           ----------    ----------    ----------    ----------
     Total Provision For Income Taxes ..................................       11,070        43,394         9,366       148,619
                                                                           ----------    ----------    ----------    ----------
INCOME BEFORE EXTRAORDINARY ITEM .......................................       16,600        65,008        14,047       220,781
EXTRAORDINARY ITEM:
 Loss on early extinguishment of debt, net of applicable income tax ....           --            --            --       (46,000)
                                                                           ----------    ----------    ----------    ----------
NET INCOME .............................................................       16,600        65,008        14,047       174,781
PREFERED STOCK DIVIDENDS ...............................................       (2,526)           --        (7,588)         (728)
                                                                           ----------    ----------    ----------    ----------
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS ............................   $   14,074    $   65,008    $    6,459    $  174,053
                                                                           ==========    ==========    ==========    ==========

EARNINGS PER COMMON SHARE -- BASIC:
 Income before extraordinary item ......................................   $     0.08    $     0.40    $     0.04    $     1.36
 Extraordinary item ....................................................           --            --            --         (0.28)
                                                                           ----------    ----------    ----------    ----------
 Net income ............................................................   $     0.08    $     0.40    $     0.04    $     1.08
                                                                           ==========    ==========    ==========    ==========

EARNINGS PER COMMON SHARE -- ASSUMING DILUTION:
 Income before extraordinary item ......................................   $     0.08    $     0.38    $     0.04    $     1.29
 Extraordinary item ....................................................           --            --            --         (0.27)
                                                                           ----------    ----------    ----------    ----------
 Net income ............................................................   $     0.08    $     0.38    $     0.04    $     1.02
                                                                           ==========    ==========    ==========    ==========


WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT
 SHARES OUTSTANDING :
 Basic .................................................................      166,144       164,440       165,829       161,603
                                                                           ==========    ==========    ==========    ==========
 Assuming dilution .....................................................      171,182       170,384       171,540       170,937
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

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                NINE MONTHS ENDED
                                                                                                  SEPTEMBER 30,
                                                                                             ------------------------
                                                                                                2002          2001
                                                                                             ----------    ----------
                                                                                                 ($ IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME .............................................................................   $   14,047    $  174,781
  ADJUSTMENTS TO RECONCILE NET INCOME TO NET
    CASH PROVIDED BY OPERATING ACTIVITIES:
    Depreciation, depletion and amortization .............................................      164,365       127,987
    Risk management (income) loss ........................................................       86,995       (94,715)
    Extraordinary loss on early extinguishment of debt ...................................           --        46,000
    Deferred income taxes ................................................................        9,366       145,265
    Write-off of credit facility cost ....................................................           --         3,392
    Amortization of loan costs ...........................................................        3,626         2,871
    Equity in losses of equity investees .................................................           --         1,331
    Loss on repurchase of debt ...........................................................        1,353            --
    Impairment of Seven Seas warrants ....................................................        4,770            --
    Other ................................................................................         (223)          272
                                                                                             ----------    ----------
      CASH PROVIDED BY OPERATING ACTIVITIES BEFORE CHANGES IN ASSETS AND LIABILITIES .....      284,299       407,184
    Changes in assets and liabilities ....................................................       69,359        33,772
                                                                                             ----------    ----------
      CASH PROVIDED BY OPERATING ACTIVITIES ..............................................      353,658       440,956
                                                                                             ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Exploration and development of oil and gas properties ..................................     (252,756)     (263,746)
  Acquisition of unproved properties .....................................................      (46,808)      (64,556)
  Acquisition of oil and gas companies and proved properties, net of cash acquired .......     (291,366)      (62,205)
  Sales of oil and gas properties ........................................................        1,211         1,432
  Sales of non-oil and gas assets ........................................................           75           734
  Additions to other fixed assets ........................................................      (25,919)      (13,049)
  Additions to drilling rig equipment ....................................................       (3,381)      (15,393)
  Additions to long-term investments .....................................................       (2,408)      (37,206)
  Proceeds from sale of RAM Energy notes .................................................        4,215            --
  Other ..................................................................................          (46)         (174)
                                                                                             ----------    ----------
      CASH USED IN INVESTING ACTIVITIES ..................................................     (617,183)     (454,163)
                                                                                             ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from revolving bank credit facility ...........................................       95,818       372,000
  Payments on revolving bank credit facility .............................................      (95,818)     (208,000)
  Cash received from issuance of senior notes ............................................      245,984       786,664
  Cash paid to repurchase senior notes ...................................................      (63,541)     (830,382)
  Cash paid for premium on repurchase of senior notes ....................................       (1,869)      (75,639)
  Financing charges ......................................................................       (3,671)      (12,340)
  Cash received from exercise of stock options ...........................................        2,129         2,929
  Cash paid for preferred stock dividend .................................................       (7,649)       (1,092)
  Cash paid in settlement of make-whole provision related to common stock ................           --        (3,336)
  Other ..................................................................................          (74)          (10)
                                                                                             ----------    ----------
      CASH PROVIDED BY FINANCING ACTIVITIES ..............................................      171,309        30,794
                                                                                             ----------    ----------
Effect of changes in exchange rate on cash ...............................................           --          (545)
                                                                                             ----------    ----------
NET CHANGE IN CASH AND CASH EQUIVALENTS ..................................................      (92,216)       17,042
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ...........................................      117,594            --
                                                                                             ----------    ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD .................................................   $   25,378    $   17,042
                                                                                             ==========    ==========

        The accompanying notes are an integral part of these consolidated financial statements.

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)

                                                                                 THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,               SEPTEMBER 30,
                                                                              ------------------------    ------------------------
                                                                                 2002          2001          2002          2001
                                                                              ----------    ----------    ----------    ----------
                                                                                                ($ IN THOUSANDS)
Net income ................................................................   $   16,600    $   65,008    $   14,047    $  174,781
Other comprehensive income (loss), net of income tax:
  Foreign currency translation adjustments ................................           --        (2,826)           --        (3,551)
  Cumulative effect of accounting change for financial derivatives ........           --            --            --       (53,580)
  Change in fair value of derivative instruments ..........................       (3,887)       63,857       (16,859)      159,326
  Reclassification of (gain) or loss on settled contracts .................       (3,274)      (34,786)      (19,044)      (18,774)
  Ineffective portion of derivatives qualifying for cash flow hedge
    accounting ............................................................           32          (575)        1,342        (1,151)
  Other ...................................................................          (49)           --           (49)           --
                                                                              ----------    ----------    ----------    ----------
Comprehensive income (loss) ...............................................   $    9,422    $   90,678    $  (20,563)   $  257,051
                                                                              ==========    ==========    ==========    ==========

        The accompanying notes are an integral part of these consolidated financial statements.

                 CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Chesapeake Energy Corporation and Subsidiaries have been prepared in accordance with the instructions to Form 10-Q as prescribed by the Securities and Exchange Commission. All material adjustments (consisting solely of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods have been reflected. The results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year. This Form 10-Q relates to the three and nine months ended September 30, 2001 (the "Prior Quarter" and "Prior Period", respectively) and the three and nine months ended September 30, 2002 (the "Current Quarter" and "Current Period", respectively).

2. HEDGING ACTIVITIES AND FINANCIAL INSTRUMENTS

Oil and Gas Hedging Activities

     Our results of operations and operating cash flows are impacted by changes in market prices for oil and gas. To mitigate a portion of the exposure to adverse market changes, we have entered into various derivative instruments. As of September 30, 2002, our oil and gas derivative instruments were comprised of swaps, collars, cap-swaps, straddles, strangles and basis protection swaps. These instruments allow us to predict with greater certainty the effective oil and gas prices to be received for our hedged production. Although derivatives often fail to achieve 100% effectiveness for accounting purposes, our derivative instruments continue to be highly effective in achieving the risk management objectives for which they were intended.

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

     The estimated fair values of our oil and gas derivative instruments as of September 30, 2002 are provided below. The associated carrying values of these instruments are equal to the estimated fair values.

                                                     SEPTEMBER 30,
                                                          2002
                                                     --------------
                                                    ($ IN THOUSANDS)
Derivative assets (liabilities):
  Fixed-price gas swaps ..........................   $       (4,800)
  Fixed-price gas collars ........................              843
  Fixed-price gas cap-swaps ......................          (18,698)
  Gas basis protection swaps .....................            2,246
  Gas straddles ..................................           (3,235)
  Gas strangles ..................................          (26,808)
  Fixed-price gas counter-swaps ..................           13,771
  Fixed-price gas locked swaps ...................           20,634
  Fixed-price crude oil swaps ....................           (1,894)
  Fixed-price crude oil cap-swaps ................           (3,062)
                                                     --------------
    Estimated fair value .........................          (21,003)
                                                     --------------

Estimated fair value, as adjusted for premiums
received .........................................   $       10,123(a)
                                                     ==============

(a) After adjusting for the $31.1 million premium paid to Chesapeake by the counterparty at the inception of the straddle and strangle contracts (which is recorded in cash provided by operating activities on the accompanying consolidated statements of cash flows), the net value of the combined hedging portfolio at September 30, 2002 was $10.1 million.

     Based upon the market prices at September 30, 2002, we expect to transfer approximately $6.4 million of the balance in accumulated other comprehensive income to earnings during the next 12 months when the transactions actually occur. All transactions hedged as of September 30, 2002 are expected to mature by December 31, 2004, with the exception of the basis protection swaps which extend to 2009.

     Additional information concerning the fair value of our oil and gas derivative instruments is as follows ($ in thousands):

Fair value of contracts outstanding at January 1, 2002 ...............   $ 157,309
Change in fair value of contracts during period ......................     (48,559)
Contracts realized or otherwise settled during the period ............     (84,150)
Fair value of new contracts when entered into during the period ......     (45,603)
                                                                         ---------
Fair value of contracts outstanding at September 30, 2002 ............   $ (21,003)
                                                                         =========

     Risk management income (loss) related to our oil and gas derivatives is comprised of the following ($ in thousands):

                                                                                  THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                                     SEPTEMBER 30,               SEPTEMBER 30,
                                                                               ------------------------    ------------------------
                                                                                   2002          2001          2002          2001
                                                                               ----------    ----------    ----------    ----------
Risk management income (loss):
  Change in fair value of derivatives not qualifying for hedge accounting ...  $    8,056    $   37,742    $  (34,474)   $  102,793
  Reclassification of gain on settled contracts .............................     (16,764)       (6,440)      (52,471)       (9,996)
  Ineffective portion of derivatives qualifying for cash flow hedge
    accounting ..............................................................         (54)          958        (2,236)        1,918
                                                                               ----------    ----------    ----------    ----------
    Total ...................................................................  $   (8,762)   $   32,260    $  (89,181)   $   94,715
                                                                               ==========    ==========    ==========    ==========

Interest Rate Hedging

     We also utilize hedging strategies to manage interest rate exposure. Results from interest rate hedging transactions are reflected as adjustments to interest expense in the corresponding months covered by the derivative agreement.

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
                                                                                    arrears plus 298.25 basis
                                                                                    points

     At the inception of the interest rate swap agreement, a portion of the interest rate swap was entered into to convert $129.0 million of the 7.875% senior notes from fixed rate debt to variable rate debt. Under SFAS 133, a hedge of interest rate risk in a recognized fixed rate liability can be designated as a fair value hedge under which the mark-to-market value of the swap is recorded on the consolidated balance sheets as an asset or liability with a corresponding increase or decrease in the carrying value of the debt. During the Current Quarter and Current Period, $21.3 million and $63.5 million face value, respectively, of the 7.875% senior notes were purchased and subsequently retired. In connection with the repurchase of the 7.875% senior notes, interest rate swap hedging gains of $0.4 million and $0.9 million were recognized in the Current Quarter and Current Period, respectively, and reduced the loss on repurchases of debt.

     In July 2002, we closed the above interest rate swap for a gain of $7.5 million. As of September 30, 2002, the remaining balance to be amortized as a reduction to interest expense was $4.1 million. During the Current Period, $2.5 million was recognized as a reduction to interest expense.

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
                                                                                    arrears

     In July 2002, we closed this interest rate swap for a gain of $1.1 million. During the Current Period, $0.1 million was recognized as a reduction to interest expense.

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

     Under SFAS 133, a fair value hedge relationship exists between the embedded call option in the debt and the swaption agreement. Accordingly, the mark-to-market value of the swaption is recorded on the consolidated balance sheets as an asset or liability with a corresponding increase or decrease to the debt's carrying value. Any change in the fair value of the swaption resulting from ineffectiveness is recorded currently in the consolidated statements of operations as risk management income (loss).

     We have recorded a decrease in the carrying value of the debt of $20.3 million during the Current Period related to the swaption as of September 30, 2002. Of this amount, $21.4 million represents a decline in the fair value of the swaption, offset by a loss of $1.1 million from estimated ineffectiveness of the swaption as determined under SFAS 133. See Note 5 for the adjustments made to the carrying value of the debt at September 30, 2002. Results of the swaption will be reflected as adjustments to interest expense in the corresponding months covered by the swaption agreement.

     Risk management income related to our fair value hedges is comprised of the following ($ in thousands):

                                                                              THREE MONTHS ENDED    NINE MONTHS ENDED
                                                                              SEPTEMBER 30, 2002    SEPTEMBER 30, 2002
                                                                              ------------------    ------------------
Risk management income:
  Change in fair value of derivatives not qualifying for
     fair value hedge accounting ..........................................   $            2,292    $            4,593
  Reclassification of gains on settled contracts to interest expense ......                 (576)               (1,307)
  Ineffective portion of derivatives qualifying for
     fair value hedge accounting ..........................................                   --                (1,100)
                                                                              ------------------    ------------------
    Total .................................................................   $            1,716    $            2,186
                                                                              ==================    ==================

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

     The carrying values of items comprising current assets and current liabilities approximate fair values due to the short-term maturities of these instruments. We estimate the fair value of our long-term (including current maturities), fixed-rate debt using primarily quoted market prices. Excluding the impact of our fair value hedges, our carrying amount for such debt at December 31, 2001 and September 30, 2002 was $1,330.1 million and $1,512.7 million, respectively, compared to approximate fair values of $1,343.0 and $1,529.4 million, respectively. The carrying amount for our 6.75% convertible preferred stock at September 30, 2002 was $149.9 million, compared to the approximate fair value of $156.5 million.

Concentration of Credit Risk

     A significant portion of our liquidity is concentrated in cash and cash equivalents, and derivative instruments that enable us to hedge a portion of our exposure to price volatility from producing oil and natural gas and interest rate volatility. These arrangements expose us to credit risk from our counterparties. Other financial instruments which potentially subject us to concentrations of credit risk consist principally of investments in debt instruments and accounts receivables. Our accounts receivable are primarily from purchasers of oil and natural gas products and exploration and production companies which own interests in properties we operate. The concentration of these assets in the oil and gas industry has the potential to impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic, industry or other conditions. We generally require letters of credit for receivables from customers which are judged to have sub-standard credit, unless the credit risk can otherwise be mitigated. Cash and cash equivalents are deposited with major banks or institutions with high credit ratings.

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

     We previously established an accrued liability we believe will be sufficient to cover the estimated costs of litigation for each of the pending cases. Because of the inconsistent verdicts reached by the juries in the four cases tried to date and because the amount of damages sought is not specified in all of the pending cases, the outcome of any future trials and the amount of damages that might ultimately be awarded could differ from management's estimates. CP and the other defendants are vigorously defending against the plaintiffs' claims.

     Royalty Owner Litigation. Recently royalty owners have commenced litigation against a number of companies in the oil and gas production business claiming that amounts paid for production attributable to the royalty owners' interest violated the terms of the applicable leases and state law, that deductions from the proceeds of oil and gas production were unauthorized under the applicable leases and that amounts received by upstream sellers should be used to compute the amounts paid to the royalty owners. In the course of our oil and gas marketing activities, a portion of the foregoing litigation has been commenced as class action suits including five class action suits filed against Chesapeake and others. No class has been certified in any of the cases in which Chesapeake is a named defendant. We believe the claims asserted do not represent valid claims or, if valid, are not material. As new cases are decided and the law in this area continues to develop, our liability relating to the marketing of oil and gas may increase or decrease. We will continue to monitor the court decisions to ensure that our operations and practices minimize any exposure and to recognize any charges that may be appropriate when we can reasonably estimate a liability.

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

4. NET INCOME PER SHARE

     Statement of Financial Accounting Standards No. 128, Earnings Per Share, requires presentation of "basic" and "diluted" earnings per share, as defined, on the face of the statements of operations for all entities with complex capital structures. SFAS No. 128 requires a reconciliation of the numerator and denominator of the basic and diluted EPS computations.

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

o For the Prior Quarter, the Current Quarter, the Prior Period and the Current Period, outstanding options to purchase 3.8 million, 7.8 million,
     0.3 million and 0.5 million shares of common stock at a weighted average exercise price of $6.97, $6.56, $17.25 and $12.77, respectively, were antidilutive because the exercise prices of the options were greater than the average market price of the common stock.

o Diluted shares in the Current Quarter and Current Period do not include the assumed conversion of the outstanding 6.75% preferred stock (convertible into 19.5 million common shares) and the Current Period does not include the common stock equivalent of preferred stock outstanding prior to conversion of 7,611 shares, as the effects were antidilutive.

     A reconciliation for the periods presented is as follows:


                                                                                 INCOME          SHARES         PER SHARE
                                                                               (NUMERATOR)    (DENOMINATOR)       AMOUNT
                                                                              -------------   -------------   -------------
                                                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002:
BASIC EPS
Income available to common shareholders ...................................   $      14,074         166,144   $        0.08
                                                                                                              =============
EFFECT OF DILUTIVE SECURITIES
Employee stock options ....................................................              --           5,031
Warrants assumed in Gothic acquisition ....................................              --               7
                                                                              -------------   -------------
DILUTED EPS
Income available to common shareholders and assumed
  conversions .............................................................   $      14,074         171,182   $        0.08
                                                                              =============   =============   =============


FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001:
BASIC EPS
Income available to common shareholders ...................................   $      65,008         164,440   $        0.40
                                                                                                              =============
EFFECT OF DILUTIVE SECURITIES
Employee stock options ....................................................              --           5,937
Warrants assumed in Gothic acquisition ....................................              --               7
                                                                              -------------   -------------
DILUTED EPS
Income available to common shareholders and assumed
  conversions .............................................................   $      65,008         170,384   $        0.38
                                                                              =============   =============   =============


FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002:
BASIC EPS
Income available to common shareholders ...................................   $       6,459         165,829   $        0.04
                                                                                                              =============
EFFECT OF DILUTIVE SECURITIES
Employee stock options ....................................................              --           5,704
Warrants assumed in Gothic acquisition ....................................              --               7
                                                                              -------------   -------------
DILUTED EPS
Income available to common shareholders and assumed
  conversions .............................................................   $       6,459         171,540   $        0.04
                                                                              =============   =============   =============


FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001:
BASIC EPS
Income available to common shareholders ...................................   $     174,053         161,603   $        1.08
                                                                                                              =============
EFFECT OF DILUTIVE SECURITIES
Assumed conversion at the beginning of the period of preferred shares exchanged during the period:
  Common shares issued ....................................................              --           1,957
  Preferred stock dividends ...............................................             728              --
Employee stock options ....................................................              --           7,370
Warrants assumed in Gothic acquisition ....................................              --               7
                                                                              -------------   -------------
DILUTED EPS
Income available to common shareholders and assumed
  conversions .............................................................   $     174,781         170,937   $        1.02
                                                                              =============   =============   =============


5. SENIOR NOTES AND REVOLVING CREDIT FACILITY

     At September 30, 2002, our long-term debt consisted of the following ($ in thousands):

7.875% senior notes, due 2004 ....................   $    86,459
8.375% senior notes, due 2008 ....................       250,000
8.125% senior notes, due 2011 ....................       800,000
8.5% senior notes, due 2012 ......................       142,665
9.0% senior notes, due 2012 ......................       250,000
Revolving bank credit facility ...................            --
Discount on senior notes .........................       (16,439)
Discount for interest rate swaps and swaption ....       (18,505)
                                                     -----------
  Total ..........................................   $ 1,494,180
                                                     ===========

     During the Current Period, we purchased and subsequently retired $63.5 million of the 7.875% senior notes for total consideration of $66.3 million, including $0.9 million of accrued interest and $1.9 million of redemption premium. Subsequent to September 30, 2002, we purchased $25.6 million of the 7.875% senior notes for total consideration of $26.8 million, including $0.2 million in accrued interest and $1.0 million in redemption premium.

     In August 2002, we issued $250 million principal amount of 9% senior notes due 2012, which were subsequently exchanged on October 24, 2002 for substantially identical notes registered under the Securities Act of 1933.

     On September 30, 2002, we had a $225 million revolving bank credit facility (with a committed borrowing base of $225 million) which matures in September 2003. As of September 30, 2002, we had no outstanding borrowings under this facility and were using $25.5 million of the facility to secure various letters of credit. During November 2002, we increased the credit facility to $250 million (with a committed borrowing base of $225 million). We expect to increase the borrowing base to $250 million and to extend the term of the credit facility to June 2005 during the fourth quarter of 2002. Borrowings under the facility are collateralized by certain producing oil and gas properties and bear interest at either the reference rate of Union Bank of California, N.A., or London Interbank Offered Rate (LIBOR), at our option, plus a margin that varies according to total facility usage. The unused portion of the facility is subject to an annual commitment fee of 0.50%. Interest is payable quarterly. The collateral value and borrowing base are redetermined periodically.

     The credit facility contains various covenants and restrictive provisions which restrict our ability to incur additional indebtedness, sell properties, pay dividends, purchase or redeem our capital stock, make investments or loans, purchase certain of our senior notes, create liens, and make acquisitions. The credit facility requires us to maintain a current ratio of at least 1 to 1 (as defined in the credit facility) and a fixed charge coverage ratio of at least
2.5 to 1. If we should fail to perform our obligations under these and other covenants, the revolving credit commitment could be terminated and any outstanding borrowings under the facility could be declared immediately due and payable. If such an acceleration involved principal in excess of $10.0 million, the acceleration would constitute an event of default under our senior note indentures, which could in turn result in the acceleration of our senior note indebtedness. The credit facility also has cross default provisions that apply to other indebtedness we may have with an outstanding principal balance in excess of $5.0 million.

     Our senior notes are unsecured senior obligations of Chesapeake and rank equally with all of our other unsecured indebtedness. The senior note indentures contain covenants limiting us and our guarantor subsidiaries with respect to asset sales; restricted payments; the incurrence of additional indebtedness and the issuance of preferred stock; liens; sale and leaseback transactions; lines of business; dividend and other payment restrictions affecting guarantor subsidiaries; mergers or consolidations; and transactions with affiliates. The senior note indentures also limit our ability to make restricted payments (as defined), including the payment of cash dividends, unless the debt incurrence and other tests are met.

     Chesapeake is a holding company and owns no operating assets and has no significant operations independent of its subsidiaries. Our obligations under all our senior notes have been fully and unconditionally guaranteed, on a joint and several basis, by each of our "restricted subsidiaries" (as defined in the respective indentures governing these notes) (collectively, the "guarantor subsidiaries"). Each guarantor subsidiary is a direct or indirect wholly-owned subsidiary.

     Set forth below are condensed consolidating financial statements of the guarantor subsidiaries and Chesapeake Energy Marketing, Inc, which is not a guarantor of the senior notes and was a non-guarantor subsidiary for all periods presented. All of our other wholly-owned subsidiaries were guarantor subsidiaries during all periods presented.

                      CONDENSED CONSOLIDATING BALANCE SHEET
                            AS OF SEPTEMBER 30, 2002
                                ($ IN THOUSANDS)

                                                      GUARANTOR      NON-GUARANTOR
                                                     SUBSIDIARIES     SUBSIDIARY        PARENT       ELIMINATIONS    CONSOLIDATED
                                                     ------------    -------------   ------------    ------------    ------------
                                                              ASSETS

CURRENT ASSETS:
  Cash and cash equivalents ......................   $    (31,480)   $     19,555    $     37,434    $         --    $     25,509
  Accounts receivable ............................         94,452          51,930           6,168         (32,453)        120,097
  Short-term derivative accounts receivable ......         16,576              --              --              --          16,576
  Short-term derivative instruments ..............            843              --              --              --             843
  Inventory and other ............................         12,288             531               5              --          12,824
                                                     ------------    ------------    ------------    ------------    ------------
         Total Current Assets ....................         92,679          72,016          43,607         (32,453)        175,849
                                                     ------------    ------------    ------------    ------------    ------------
PROPERTY AND EQUIPMENT:
  Oil and gas properties .........................      4,210,692              --              --              --       4,210,692
  Unevaluated leasehold ..........................         68,995              --              --              --          68,995
  Other property and equipment ...................         60,945          28,803          53,156              --         142,904
  Less: accumulated depreciation,
    depletion and amortization ...................     (2,081,287)        (19,696)         (3,895)             --      (2,104,878)
                                                     ------------    ------------    ------------    ------------    ------------
         Net Property and Equipment ..............      2,259,345           9,107          49,261              --       2,317,713
                                                     ------------    ------------    ------------    ------------    ------------
OTHER ASSETS:
  Investments in subsidiaries and
    intercompany advances ........................             --              --         333,080        (333,080)             --
  Long-term derivative receivable ................          4,058              --              --              --           4,058
  Deferred income tax asset ......................       (118,144)         (1,928)        129,789              --           9,717
  Long-term investments ..........................             --              --          20,734              --          20,734
  Other assets ...................................          3,628             117          12,850             (33)         16,562
                                                     ------------    ------------    ------------    ------------    ------------
         Total Other Assets ......................       (110,458)         (1,811)        496,453        (333,113)         51,071
                                                     ------------    ------------    ------------    ------------    ------------
TOTAL ASSETS .....................................   $  2,241,566    $     79,312    $    589,321    $   (365,566)   $  2,544,633
                                                     ============    ============    ============    ============    ============

                                               LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Notes payable and current maturities
    of long-term debt ............................   $         --    $         --    $         --    $         --    $         --
  Accounts payable ...............................        100,515          51,441              --         (32,453)        119,503
  Accrued interest ...............................            429              --          44,610              --          45,039
  Accrued liabilities ............................         46,558           3,133           9,766               6          59,463
  Short-term derivative instruments ..............         22,348              --              --              --          22,348
                                                     ------------    ------------    ------------    ------------    ------------
         Total Current Liabilities ...............        169,850          54,574          54,376         (32,447)        246,353
                                                     ------------    ------------    ------------    ------------    ------------
LONG-TERM DEBT ...................................             --              --       1,494,180              --       1,494,180
                                                     ------------    ------------    ------------    ------------    ------------
REVENUES AND ROYALTIES DUE OTHERS ................         14,191              --              --              --          14,191
                                                     ------------    ------------    ------------    ------------    ------------
LONG-TERM DERIVATIVE INSTRUMENTS .................         20,132              --          29,226              --          49,358
                                                     ------------    ------------    ------------    ------------    ------------
OTHER LIABILITIES ................................          5,764              --              --              --           5,764
                                                     ------------    ------------    ------------    ------------    ------------
INTERCOMPANY PAYABLES ............................      1,724,481          (1,194)     (1,723,248)            (39)             --
                                                     ------------    ------------    ------------    ------------    ------------
STOCKHOLDERS' EQUITY:
  Common Stock ...................................             66               1           1,700             (57)          1,710
  Other ..........................................        307,082          25,931         733,087        (333,023)        733,077
                                                     ------------    ------------    ------------    ------------    ------------
         Total Stockholders' Equity ..............        307,148          25,932         734,787        (333,080)        734,787
                                                     ------------    ------------    ------------    ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY .........................................   $  2,241,566    $     79,312    $    589,321    $   (365,566)   $  2,544,633
                                                     ============    ============    ============    ============    ============

                      CONDENSED CONSOLIDATING BALANCE SHEET
                             AS OF DECEMBER 31, 2001
                                ($ IN THOUSANDS)


                                                                         NON-
                                                      GUARANTOR       GUARANTOR
                                                      SUBSIDIARY      SUBSIDIARY        PARENT       ELIMINATIONS    CONSOLIDATED
                                                     ------------    ------------    ------------    ------------    ------------
                                                              ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ......................   $     (7,905)   $     19,714    $    113,151    $         --    $    124,960
  Accounts receivable ............................         78,950          30,380           2,715         (18,338)         93,707
  Short-term derivative receivable ...............         34,543              --              --              --          34,543
  Short-term derivative instruments ..............         97,544              --              --              --          97,544
  Inventory and other ............................         10,208             421              --              --          10,629
                                                     ------------    ------------    ------------    ------------    ------------
          Total Current Assets ...................        213,340          50,515         115,866         (18,338)        361,383
                                                     ------------    ------------    ------------    ------------    ------------
PROPERTY AND EQUIPMENT:
  Oil and gas properties .........................      3,546,163              --              --              --       3,546,163
  Unevaluated leasehold ..........................         66,205              --              --              --          66,205
  Other property and equipment ...................         53,681          23,537          38,476              --         115,694
  Less: accumulated depreciation, depletion
      and amortization ...........................     (1,920,613)        (18,668)         (3,200)             --      (1,942,481)
                                                     ------------    ------------    ------------    ------------    ------------
          Net Property and Equipment .............      1,745,436           4,869          35,276              --       1,785,581
                                                     ------------    ------------    ------------    ------------    ------------
OTHER ASSETS:
  Investments in subsidiaries and
     intercompany advances .......................             --              --         (21,054)         21,054              --
  Long-term derivative receivable ................         18,852              --              --              --          18,852
  Deferred income tax asset ......................       (218,596)         (1,376)        287,753              --          67,781
  Long-term derivative instruments ...............          6,370              --              --              --           6,370
  Long-term investments ..........................             --              --          29,849              --          29,849
  Other assets ...................................          5,589             334          11,050             (21)         16,952
                                                     ------------    ------------    ------------    ------------    ------------
          Total Other Assets .....................       (187,785)         (1,042)        307,598          21,033         139,804
                                                     ------------    ------------    ------------    ------------    ------------
TOTAL ASSETS .....................................   $  1,770,991    $     54,342    $    458,740    $      2,695    $  2,286,768
                                                     ============    ============    ============    ============    ============

                                               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable and current maturities of
     long-term debt ..............................   $        602    $         --    $         --    $         --    $        602
  Accounts payable ...............................         92,203          35,600              --         (18,338)        109,465
  Accrued interest ...............................             --              --          26,316              --          26,316
  Accrued liabilities ............................         35,764           1,155              22              57          36,998
                                                     ------------    ------------    ------------    ------------    ------------
          Total Current Liabilities ..............        128,569          36,755          26,338         (18,281)        173,381
                                                     ------------    ------------    ------------    ------------    ------------
LONG-TERM DEBT ...................................             --              --       1,329,453              --       1,329,453
                                                     ------------    ------------    ------------    ------------    ------------
REVENUES AND ROYALTIES DUE OTHERS ................         12,696              --              --              --          12,696
                                                     ------------    ------------    ------------    ------------    ------------
OTHER LIABILITIES ................................          3,831              --              --              --           3,831
                                                     ------------    ------------    ------------    ------------    ------------
INTERCOMPANY PAYABLES ............................      1,664,517              19      (1,664,458)            (78)             --
                                                     ------------    ------------    ------------    ------------    ------------
STOCKHOLDERS' EQUITY:
  Common Stock ...................................             66               1           1,686             (57)          1,696
  Other ..........................................        (38,688)         17,567         765,721          21,111         765,711
                                                     ------------    ------------    ------------    ------------    ------------
          Total Stockholders' Equity .............        (38,622)         17,568         767,407          21,054         767,407
                                                     ------------    ------------    ------------    ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY ...........................................   $  1,770,991    $     54,342    $    458,740    $      2,695    $  2,286,768
                                                     ============    ============    ============    ============    ============

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                ($ IN THOUSANDS)


                                                                         NON-
                                                      GUARANTOR       GUARANTOR
                                                     SUBSIDIARIES     SUBSIDIARY        PARENT       ELIMINATIONS    CONSOLIDATED
                                                     ------------    ------------    ------------    ------------    ------------
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002:
REVENUES:
  Oil and gas sales ..............................   $    163,012    $         --    $         --    $         --    $    163,012
  Risk management income (loss) ..................         (8,764)             --           1,718              --          (7,046)
  Oil and gas marketing sales ....................             --         134,510              --         (92,294)         42,216
                                                     ------------    ------------    ------------    ------------    ------------
    Total Revenues ...............................        154,248         134,510           1,718         (92,294)        198,182
                                                     ------------    ------------    ------------    ------------    ------------
OPERATING COSTS:
  Production expenses and taxes ..................         31,757              --              --              --          31,757
  General and administrative .....................          3,301             471               5              --           3,777
  Oil and gas marketing expenses .................             --         133,442              --         (92,294)         41,148
  Oil and gas depreciation, depletion and
    amortization .................................         58,334              --              --              --          58,334
  Other depreciation and amortization ............          2,668             487             572              --           3,727
                                                     ------------    ------------    ------------    ------------    ------------
    Total Operating Costs ........................         96,060         134,400             577         (92,294)        138,743
                                                     ------------    ------------    ------------    ------------    ------------
INCOME FROM OPERATIONS ...........................         58,188             110           1,141              --          59,439
                                                     ------------    ------------    ------------    ------------    ------------
OTHER INCOME (EXPENSE):
  Interest and other income ......................            275             300          24,532         (28,560)         (3,453)
  Interest expense ...............................        (27,990)             (2)        (28,884)         28,560         (28,316)
  Equity in net earnings of subsidiaries .........             --              --          18,526         (18,526)             --
                                                     ------------    ------------    ------------    ------------    ------------
    Total Other Income (Expense) .................        (27,715)            298          14,174         (18,526)        (31,769)
                                                     ------------    ------------    ------------    ------------    ------------
INCOME BEFORE INCOME TAXES .......................         30,473             408          15,315         (18,526)         27,670
INCOME TAX EXPENSE ...............................         12,191             164          (1,285)             --          11,070
                                                     ------------    ------------    ------------    ------------    ------------
NET INCOME .......................................   $     18,282    $        244    $     16,600    $    (18,526)   $     16,600
                                                     ============    ============    ============    ============    ============

                                                                         NON-
                                                      GUARANTOR       GUARANTOR
                                                     SUBSIDIARIES     SUBSIDIARY        PARENT       ELIMINATIONS    CONSOLIDATED
                                                     ------------    ------------    ------------    ------------    ------------
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001:
REVENUES:
  Oil and gas sales ..............................   $    177,746    $         --    $         --    $         --    $    177,746
  Risk management income .........................         32,260              --              --              --          32,260
  Oil and gas marketing sales ....................             --          94,446              --         (65,541)         28,905
                                                     ------------    ------------    ------------    ------------    ------------
    Total Revenues ...............................        210,006          94,446              --         (65,541)        238,911
                                                     ------------    ------------    ------------    ------------    ------------
OPERATING COSTS:
  Production expenses and taxes ..................         26,366              --              --              --          26,366
  General and administrative .....................          2,835             324              81              --           3,240
  Oil and gas marketing expenses .................             --          93,487              --         (65,541)         27,946
  Oil and gas depreciation, depletion and
    amortization .................................         46,821              --              --              --          46,821
  Other depreciation and amortization ............          1,606              20             538              --           2,164
                                                     ------------    ------------    ------------    ------------    ------------
    Total Operating Costs ........................         77,628          93,831             619         (65,541)        106,537
                                                     ------------    ------------    ------------    ------------    ------------
INCOME (LOSS) FROM OPERATIONS ....................        132,378             615            (619)             --         132,374
                                                     ------------    ------------    ------------    ------------    ------------
OTHER INCOME (EXPENSE):
  Interest and other income ......................            107            (956)         24,708         (23,727)            132
  Interest expense ...............................        (25,044)             --         (22,787)         23,727         (24,104)
  Equity in net earnings of subsidiaries .........             --              --          89,918         (89,918)             --
                                                     ------------    ------------    ------------    ------------    ------------
    Total Other Income (Expense) .................        (24,937)           (956)         91,839         (89,918)        (23,972)
                                                     ------------    ------------    ------------    ------------    ------------
INCOME (LOSS) BEFORE INCOME TAXES ................        107,441            (341)         91,220         (89,918)        108,402
INCOME TAX EXPENSE ...............................         43,009            (136)         26,212         (25,691)         43,394
                                                     ------------    ------------    ------------    ------------    ------------
NET INCOME (LOSS) ................................   $     64,432    $       (205)   $     65,008    $    (64,227)   $     65,008
                                                     ============    ============    ============    ============    ============

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                ($ IN THOUSANDS)


                                                                         NON-
                                                      GUARANTOR       GUARANTOR
                                                     SUBSIDIARIES     SUBSIDIARY        PARENT       ELIMINATIONS    CONSOLIDATED
                                                     ------------    ------------    ------------    ------------    ------------
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002:
REVENUES:
  Oil and gas sales ..............................   $    456,992    $         --    $         --    $         --    $    456,992
  Risk management income (loss) ..................        (89,182)             --           2,187              --         (86,995)
  Oil and gas marketing sales ....................             --         362,939              --        (250,605)        112,334
                                                     ------------    ------------    ------------    ------------    ------------
    Total Revenues ...............................        367,810         362,939           2,187        (250,605)        482,331
                                                     ------------    ------------    ------------    ------------    ------------
OPERATING COSTS:
  Production expenses and taxes ..................         91,186              --              --              --          91,186
  General and administrative .....................         10,296           1,363             271              --          11,930
  Oil and gas marketing expenses .................             --         359,441              --        (250,605)        108,836
  Oil and gas depreciation, depletion and
    amortization .................................        157,731              --              --              --         157,731
  Other depreciation and amortization ............          7,323           1,257           1,909              --          10,489
                                                     ------------    ------------    ------------    ------------    ------------
    Total Operating Costs ........................        266,536         362,061           2,180        (250,605)        380,172
                                                     ------------    ------------    ------------    ------------    ------------
INCOME FROM OPERATIONS ...........................        101,274             878               7              --         102,159
                                                     ------------    ------------    ------------    ------------    ------------
OTHER INCOME (EXPENSE):
  Interest and other income ......................          1,427             511          82,349         (83,067)          1,220
  Interest expense ...............................        (80,620)            (10)        (82,403)         83,067         (79,966)
  Equity in net earnings of subsidiaries .........             --              --          14,075         (14,075)             --
                                                     ------------    ------------    ------------    ------------    ------------
    Total Other Income (Expense) .................        (79,193)            501          14,021         (14,075)        (78,746)
                                                     ------------    ------------    ------------    ------------    ------------
INCOME BEFORE INCOME TAXES .......................         22,081           1,379          14,028         (14,075)         23,413
INCOME TAX EXPENSE (BENEFIT) .....................          8,833             552             (19)             --           9,366
                                                     ------------    ------------    ------------    ------------    ------------
NET INCOME .......................................   $     13,248    $        827    $     14,047    $    (14,075)   $     14,047
                                                     ============    ============    ============    ============    ============

                                                                         NON-
                                                      GUARANTOR       GUARANTOR
                                                     SUBSIDIARIES     SUBSIDIARY        PARENT       ELIMINATIONS    CONSOLIDATED
                                                     ------------    ------------    ------------    ------------    ------------
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001:
REVENUES:
  Oil and gas sales ..............................   $    574,190    $         --    $         --    $         --    $    574,190
  Risk management income .........................         94,715              --              --              --          94,715
  Oil and gas marketing sales ....................             --         336,959              --        (213,888)        123,071
                                                     ------------    ------------    ------------    ------------    ------------
    Total Revenues ...............................        668,905         336,959              --        (213,888)        791,976
                                                     ------------    ------------    ------------    ------------    ------------
OPERATING COSTS:
  Production expenses and taxes ..................         87,282              --              --              --          87,282
  General and administrative .....................          8,928             933             253              --          10,114
  Oil and gas marketing expenses .................             --         333,225              --        (213,888)        119,337
  Oil and gas depreciation, depletion and
    amortization .................................        124,904              --              --              --         124,904
  Other depreciation and amortization ............          3,955              60           1,939              --           5,954
                                                     ------------    ------------    ------------    ------------    ------------
    Total Operating Costs ........................        225,069         334,218           2,192        (213,888)        347,591
                                                     ------------    ------------    ------------    ------------    ------------
INCOME (LOSS) FROM OPERATIONS ....................        443,836           2,741          (2,192)             --         444,385
                                                     ------------    ------------    ------------    ------------    ------------
OTHER INCOME (EXPENSE):
  Interest and other income ......................          1,246            (982)         71,250         (70,130)          1,384
  Interest expense ...............................        (77,059)             (1)        (66,047)         70,130         (72,977)
  Gothic standby credit facility costs ...........             --              --          (3,392)             --          (3,392)
  Equity in net earnings of subsidiaries .........             --              --         297,975        (297,975)             --
                                                     ------------    ------------    ------------    ------------    ------------
    Total Other Income (Expense) .................        (75,813)           (983)        299,786        (297,975)        (74,985)
                                                     ------------    ------------    ------------    ------------    ------------
INCOME BEFORE INCOME TAXES
  AND EXTRAORDINARY ITEMS ........................        368,023           1,758         297,594        (297,975)        369,400
INCOME TAX EXPENSE ...............................        148,067             704          84,984         (85,136)        148,619
                                                     ------------    ------------    ------------    ------------    ------------
NET INCOME BEFORE EXTRAORDINARY ITEMS ............        219,956           1,054         212,610        (212,839)        220,781
EXTRAORDINARY ITEMS:
  Loss on early extinguishment of debt,
           net of applicable income tax ..........         (8,171)             --         (37,829)             --         (46,000)
                                                     ------------    ------------    ------------    ------------    ------------
NET INCOME .......................................   $    211,785    $      1,054    $    174,781    $   (212,839)   $    174,781
                                                     ============    ============    ============    ============    ============

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                                ($ IN THOUSANDS)


                                                          GUARANTOR      NON-GUARANTOR
                                                         SUBSIDIARIES     SUBSIDIARY       PARENT      ELIMINATIONS    CONSOLIDATED
                                                         ------------    -------------    ---------    ------------    ------------
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002:
CASH FLOWS FROM OPERATING
  ACTIVITIES .........................................   $    311,819    $      (1,205)   $  57,119    $    (14,075)   $    353,658
                                                         ------------    -------------    ---------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Oil and gas properties, net ........................       (297,199)              --     (292,520)             --        (589,719)
  Proceeds from sale of assets .......................             75               --           --              --              75
  Additions to other property, plant and
    equipment and other ..............................         (5,977)          (5,266)     (14,676)             --         (25,919)
  Other investments, net .............................         (3,411)             (16)       1,807              --          (1,620)
                                                         ------------    -------------    ---------    ------------    ------------
  Cash (used in) provided by investing activities ....       (306,512)          (5,282)    (305,389)             --        (617,183)
                                                         ------------    -------------    ---------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from revolving bank credit facility .......         95,818               --           --              --          95,818
  Cash paid for financing costs related to debt ......        (95,818)              --           --              --         (95,818)
  Cash paid for repurchase of senior notes ...........             --               --      (63,541)             --         (63,541)
  Cash paid for repurchase premium on senior notes ...             --               --       (1,869)             --          (1,869)
  Cash received on issuance of senior notes ..........             --               --      245,984              --         245,984
  Cash dividends paid on preferred stock .............             --               --       (7,649)             --          (7,649)
  Exercise of stock options ..........................             --               --        2,129              --           2,129
  Financing charges ..................................             --               --       (3,671)             --          (3,671)
  Other ..............................................             --               --          (74)             --             (74)
  Intercompany advances, net .........................        (25,605)           6,328        5,202          14,075              --
                                                         ------------    -------------    ---------    ------------    ------------
  Cash provided by financing activities ..............        (25,605)           6,328      176,511          14,075         171,309
                                                         ------------    -------------    ---------    ------------    ------------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS ........................................        (20,298)            (159)     (71,759)             --         (92,216)
                                                         ------------    -------------    ---------    ------------    ------------
CASH, BEGINNING OF PERIOD ............................        (11,313)          19,714      109,193              --         117,594
                                                         ------------    -------------    ---------    ------------    ------------
CASH, END OF PERIOD ..................................   $    (31,611)   $      19,555    $  37,434    $         --    $     25,378
                                                         ============    =============    =========    ============    ============


                                                          GUARANTOR      NON-GUARANTOR
                                                         SUBSIDIARIES      SUBSIDIARY      PARENT      ELIMINATIONS    CONSOLIDATED
                                                         ------------    -------------    ---------    ------------    ------------
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001:
CASH FLOWS FROM OPERATING
  ACTIVITIES .........................................   $    409,779    $      12,271    $ 231,745    $   (212,839)   $    440,956
                                                         ------------    -------------    ---------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Oil and gas properties, net ........................       (389,075)              --           --              --        (389,075)
  Proceeds from sale of assets .......................            734               --           --              --             734
  Additions to other property and equipment ..........        (19,819)            (250)      (8,373)             --         (28,442)
  Other additions ....................................           (174)              --      (37,206)             --         (37,380)
                                                         ------------    -------------    ---------    ------------    ------------
  Cash (used in) provided by investing activities ....       (408,334)            (250)     (45,579)             --        (454,163)
                                                         ------------    -------------    ---------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from revolving bank credit facility .......        372,000               --           --              --         372,000
  Payments on  revolving bank credit facility ........       (208,000)              --           --              --        (208,000)
  Cash paid for financing costs related to debt ......             --               --           --              --              --
  Cash dividends paid on preferred stock .............             --               --       (1,092)             --          (1,092)
  Cash paid for repurchase of senior notes ...........             --               --     (830,382)             --        (830,382)
  Cash paid for repurchase premium on senior notes ...             --               --      (75,639)             --         (75,639)
  Financing charges ..................................         (5,672)              --       (6,668)             --         (12,340)
  Cash received on issuance of senior notes ..........             --               --      786,664              --         786,664
  Exercise of stock options ..........................             --               --        2,929              --           2,929
  Cash paid in settlement of make-whole provision
     related to common stock .........................             --               --       (3,336)             --          (3,336)
  Other ..............................................             --               --          (10)             --             (10)
  Intercompany advances, net .........................          8,686          (19,388)    (202,137)        212,839              --
                                                         ------------    -------------    ---------    ------------    ------------
  Cash (used in) provided by financing activities ....        167,014          (19,388)    (329,671)        212,839          30,794
                                                         ------------    -------------    ---------    ------------    ------------
  Effect of exchange rate changes on cash ............           (545)              --           --              --            (545)
                                                         ------------    -------------    ---------    ------------    ------------
NET INCREASE (DECREASE) IN CASH ......................        167,914           (7,367)    (143,505)             --          17,042
CASH, BEGINNING OF PERIOD ............................        (19,868)           7,200       12,668              --              --
                                                         ------------    -------------    ---------    ------------    ------------
CASH, END OF PERIOD ..................................   $    148,046    $        (167)   $(130,837)   $         --    $     17,042
                                                         ============    =============    =========    ============    ============

        CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                ($ IN THOUSANDS)


                                                                GUARANTOR     NON-GUARANTOR
                                                               SUBSIDIARIES    SUBSIDIARY     PARENT    ELIMINATIONS   CONSOLIDATED
                                                               ------------   -------------  --------   ------------   ------------
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002:
  Net income ................................................  $     18,282   $         244  $ 16,600   $    (18,526)  $     16,600
   Other comprehensive income (loss), net of income tax:
   Change in fair value of derivative instruments ...........        (3,887)             --        --             --         (3,887)
   Reclassification of (gain) or loss on settled contracts ..        (3,274)             --        --             --         (3,274)
   Ineffective portion of derivatives qualifying for
      cash flow hedge accounting ............................            32              --        --             --             32
   Other ....................................................            --              --       (49)            --            (49)
   Equity in net other comprehensive income
    (loss) of subsidiaries ..................................            --              --    (7,129)         7,129             --
                                                               ------------   -------------  --------   ------------   ------------
  Comprehensive income ......................................  $     11,153   $         244  $  9,422   $    (11,397)  $      9,422
                                                               ============   =============  ========   ============   ============

                                                                GUARANTOR     NON-GUARANTOR
                                                               SUBSIDIARIES    SUBSIDIARY     PARENT   ELIMINATIONS   CONSOLIDATED
                                                               ------------   -------------   -------  ------------   ------------
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001:
  Net income (loss) .........................................  $     64,432   $        (205)  $39,317  $    (38,536)  $     65,008
   Other comprehensive income, net of income tax:
   Foreign currency translation .............................        (2,826)             --        --            --         (2,826)
   Change in fair value of derivative instruments ...........        63,857              --        --            --         63,857
   Reclassification of (gain) or loss on settled contracts ..       (34,786)             --        --            --        (34,786)
   Ineffective portion of derivatives qualifying for
     cash flow hedge accounting .............................          (575)             --        --            --           (575)
   Equity in net other comprehensive income
    (loss) of subsidiaries ..................................            --              --    25,670       (25,670)            --
                                                               ------------   -------------   -------  ------------   ------------
  Comprehensive income (loss) ...............................  $     90,102   $        (205)  $64,987  $    (64,206)  $     90,678
                                                               ============   =============   =======  ============   ============

                                                                GUARANTOR     NON-GUARANTOR
                                                               SUBSIDIARIES    SUBSIDIARY     PARENT    ELIMINATIONS   CONSOLIDATED
                                                               ------------   -------------  --------   ------------   ------------
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002:
  Net income ................................................  $     13,248   $         827  $ 14,047   $    (14,075)  $     14,047
   Other comprehensive income (loss), net of income tax:
   Change in fair value of derivative instruments ...........       (16,859)             --        --             --        (16,859)
   Reclassification of (gain) or loss on settled contracts ..       (19,044)             --        --             --        (19,044)
   Ineffective portion of derivatives qualifying for
    cash flow hedge accounting ..............................         1,342              --        --             --          1,342
   Other ....................................................            --              --       (49)            --            (49)
   Equity in net other comprehensive income
    (loss) of subsidiaries ..................................            --              --   (34,561)        34,561             --
                                                               ------------   -------------  --------   ------------   ------------
  Comprehensive income (loss) ...............................  $    (21,313)  $         827  $(20,563)  $     20,486   $    (20,563)
                                                               ============   =============  --------   ============   ============

                                                                GUARANTOR     NON-GUARANTOR
                                                               SUBSIDIARIES    SUBSIDIARY     PARENT   ELIMINATIONS   CONSOLIDATED
                                                               ------------   -------------  --------  ------------   ------------
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001:
  Net income ................................................  $    211,785   $       1,054  $ 89,645  $   (127,703)  $    174,781
   Other comprehensive income (loss), net of income tax:
   Foreign currency translation .............................        (3,551)             --        --            --         (3,551)
   Cumulative effect of accounting change for
      financial derivatives .................................       (53,580)             --        --            --        (53,580)
   Change in fair value of derivative instruments ...........       159,326              --        --            --        159,326
   Reclassification of (gain) or loss on settled contracts ..       (18,774)             --        --            --        (18,774)
   Ineffective portion of derivatives qualifying for
     cash flow hedge accounting .............................        (1,151)             --        --            --         (1,151)
   Equity in net other comprehensive income
    (loss) of subsidiaries ..................................            --              --    82,270       (82,270)            --
                                                               ------------   -------------  --------  ------------   ------------
  Comprehensive income ......................................  $    294,055   $       1,054  $171,915  $   (209,973)  $    257,051
                                                               ============   =============  ========  ============   ============

6. SEGMENT INFORMATION

     Chesapeake has two reportable segments under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. One segment is related to our exploration and production activities, and the other segment is related to oil and gas marketing activities. The reportable segment information can be derived from the condensed consolidating financial statements included in Note
5. The separate results and financial condition of Chesapeake Energy Marketing, Inc., our wholly owned subsidiary which conducts all our marketing activities, are reflected in the column captioned "Non-Guarantor Subsidiary."

7. RECENT ACCOUNTING PRONOUNCEMENTS

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

     In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002 and establishes an accounting standard requiring the recording of the fair value of liabilities associated with the retirement of long-term assets (mainly plugging and abandonment costs for our depleted wells) in the period in which the liability is incurred (at the time the wells are drilled). We are currently evaluating our oil and natural gas properties to determine the impact of the adoption of SFAS 143 on our financial position and results of operations.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 was effective January 1, 2002. This statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and amends Accounting Principles Board Opinion No. 30 for the accounting and reporting of discontinued operations, as it relates to long-lived assets. Our adoption of SFAS 144 did not affect our financial position or results of operations.

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. We have early adopted this standard and it did not have a significant effect on our results of operations or our financial position.

     In July 2002, the FASB issued SFAS No. 146, Accounting For Costs Associated with Exit or Disposal Activities. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. We have no such activities, thus we do not believe the impact of the adoption of SFAS No. 146 will be material.

8. SUBSEQUENT EVENT

     On November 6, 2002, Chesapeake priced a private offering of $50 million principal amount of 9.0% senior notes due 2012. The net proceeds are expected to be approximately $51.3 million. The 9.0% senior notes will be issued as additional securities under the August 12, 2002 indenture pursuant to which our outstanding 9.0% senior notes were issued. Closing of the offering is expected to occur on November 13, 2002, and is subject to satisfaction of customary closing conditions. The net proceeds from this offering are expected to be used for repurchase of amounts currently outstanding under our 7.875% senior notes and under our revolving bank credit facility. The 9.0% senior notes to be issued will not be registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

                          PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The following table sets forth certain information regarding the production volumes, oil and gas sales, average sales prices received and expenses for the periods indicated:

                                                     THREE MONTHS ENDED    NINE MONTHS ENDED
                                                        SEPTEMBER 30,         SEPTEMBER 30,
                                                     -------------------  -------------------
                                                       2002       2001       2002       2001
                                                     --------   --------   --------   --------
NET PRODUCTION:
  Oil (mbbl) .....................................        872        705      2,525      2,073
  Gas (mmcf) .....................................     41,429     36,549    116,826    107,634
  Gas equivalent (mmcfe) .........................     46,661     40,779    131,976    120,072
OIL AND GAS SALES ($ IN THOUSANDS):
  Oil ............................................   $ 22,384   $ 19,299   $ 64,193   $ 58,096
  Gas ............................................    140,628    158,447    392,799    516,094
                                                     --------   --------   --------   --------
        Total oil and gas sales ..................   $163,012   $177,746   $456,992   $574,190
                                                     ========   ========   ========   ========

AVERAGE SALES PRICE:
  Oil ($ per bbl) ................................   $  25.67   $  27.37   $  25.42   $  28.03
  Gas ($ per mcf) ................................   $   3.39   $   4.34   $   3.36   $   4.79
  Gas equivalent ($ per mcfe) ....................   $   3.49   $   4.36   $   3.46   $   4.78
EXPENSES ($ PER MCFE):
  Production expenses ............................   $   0.53   $   0.47   $   0.54   $   0.47
  Production taxes ...............................   $   0.15   $   0.17   $   0.15   $   0.26
  General and administrative .....................   $   0.08   $   0.08   $   0.09   $   0.08
  Depreciation, depletion and amortization .......   $   1.25   $   1.15   $   1.20   $   1.04


Net Wells Drilled ................................         79         54        204        208

Net Wells at End of Period .......................      4,102      3,458      4,102      3,458

RESULTS OF OPERATIONS -- THREE MONTHS ENDED SEPTEMBER 30, 2002 ("CURRENT QUARTER") VS. SEPTEMBER 30, 2001 ("PRIOR QUARTER")

     General. For the Current Quarter, Chesapeake had net income available to common shareholders of $14.1 million, or $0.08 per diluted common share, on total revenues of $198.2 million. This compares to net income available to common shareholders of $65.0 million, or $0.38 per diluted common share, on total revenues of $238.9 million during the Prior Quarter. The Current Quarter's results included, on a pre-tax basis, a non-cash $7.0 million risk management loss, a non-cash impairment of $4.8 million representing 100% of the cost we allocated to common stock warrants of Seven Seas Petroleum Inc. and a $0.5 million loss from repurchases of debt. The Prior Quarter's results included, on a pre-tax basis, non-cash risk management income of $32.3 million.

     Oil and Gas Sales. During the Current Quarter, oil and gas sales decreased 8% to $163.0 million from $177.7 million in the Prior Quarter. For the Current Quarter, we produced 46.7 billion cubic feet equivalent (bcfe), consisting of
0.9 million barrels of oil (mmbbl) and 41.4 billion cubic feet of gas (bcf), compared to 0.7 mmbbl and 36.5 bcf, or 40.8 bcfe, in the Prior Quarter. The production increase is the result of successful drilling results and production from various acquisitions completed during the Current Quarter partially offset by the sale of our Canadian reserves effective October 1, 2001. Average oil prices realized were $25.67 per bbl in the Current Quarter compared to $27.37 per bbl in the Prior Quarter, a decrease of 6%. Average gas prices realized were $3.39 per thousand cubic feet in the Current Quarter compared to $4.34 per mcf in the Prior Quarter, a decrease of 22%.

     For the Current Quarter, we realized an average price of $3.49 per mcfe, compared to $4.36 per mcfe in the Prior Quarter, including in each case the effects of hedging. Our hedging activities resulted in increased oil and gas revenues of $22.2 million, or $0.47 per mcfe, in the Current Quarter, compared to an increase in oil and gas revenues of $64.4 million, or $1.58 per mcfe, in the Prior Quarter.

     The following table shows our production by region for the Prior Quarter and the Current Quarter:

                           FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                           ----------------------------------------
                                  2002                 2001
                            -----------------    -----------------
OPERATING AREAS             (MMCFE)   PERCENT    (MMCFE)   PERCENT
---------------             -------   -------    -------   -------
Mid-Continent ...........    39,024        84%    29,159        72%
Gulf Coast ..............     5,074        11      6,279        15
Permian Basin ...........     1,719         3      3,276         8
Other areas .............       844         2      1,155         3
Canada ..................        --        --        910         2
                            -------   -------    -------   -------
          Total .........    46,661       100%    40,779       100%
                            =======   =======    =======   =======

     Gas production represented approximately 89% of our total production volume on an equivalent basis in the Current Quarter, compared to 90% in the Prior Quarter.

     Risk Management Income (Loss). Chesapeake recognized a $7.0 million non-cash risk management loss in the Current Quarter, compared to a $32.3 million non-cash gain in the Prior Quarter. The risk management loss for the Current Quarter consisted of a $10.3 million non-cash gain related to changes in fair value of derivatives not designated as cash flow hedges and $17.3 million of reclassifications of gains on the settlement of such contracts. Risk management income in the Prior Quarter included a $37.7 million non-cash gain attributable to the change in fair value of derivatives not designated as cash flow hedges, $6.4 million of reclassifications of gains on the settlement of such contracts, and a non-cash gain of $1.0 million associated with the ineffective portion of our cash flow hedges.

     Pursuant to SFAS 133, our cap-swaps, straddles, strangles, counter-swaps and basis protection swaps do not qualify for designation as cash flow hedges. There was also a portion of our interest rate swaps that did not qualify as a fair value hedge. Therefore, changes in fair value of these instruments that occur prior to their maturity, together with any change in fair value of hedges resulting from ineffectiveness, are reported in the statement of operations as risk management income (loss). Amounts recorded in risk management income (loss) do not represent cash gains or losses. Rather, these amounts are temporary valuation swings in contracts or portions of contracts that are not entitled to receive cash flow or fair value hedge accounting treatment. All amounts initially recorded in this caption are ultimately reversed within this same caption and are included in oil and gas sales and interest expense, as applicable, over the respective contract terms. Detailed information about our oil and gas hedging positions appears in Item 3 - Quantitative and Qualitative Disclosures About Market Risk.

     Oil and Gas Marketing Sales. We generated $42.2 million in oil and gas marketing sales for third parties in the Current Quarter, with corresponding oil and gas marketing expenses of $41.1 million, for a net margin of $1.1 million. This compares to sales of $28.9 million, expenses of $27.9 million, and a net margin of $1.0 million in the Prior Quarter. The increase in marketing sales and cost of sales was due primarily to an increase in oil and gas sales volumes and sales prices in the Current Quarter compared to the Prior Quarter.

     Production Expenses. Production expenses, which include lifting costs and ad valorem taxes, increased to $25.0 million in the Current Quarter, a $5.7 million increase from the $19.3 million of production expenses incurred in the Prior Quarter. On a unit of production basis, production expenses were $0.53 and $0.47 per mcfe in the Current and Prior Quarters, respectively. The increase in costs on a per unit basis in the Current Quarter is due primarily to increased field service costs, higher production costs associated with properties acquired in 2001 and 2002 and an increase in ad valorem taxes and insurance costs. We expect that lease operating expenses per mcfe for the remainder of 2002 will range from $0.53 to $0.57.

     Production Taxes. Production taxes were $6.8 million and $7.1 million in the Current and Prior Quarters, respectively. On a per unit basis, production taxes were $0.15 per mcfe in the Current Quarter compared to $0.17 per mcfe in the Prior Quarter. The decrease in the Current Quarter was the result of the reinstatement of statutory exemptions on certain wells in Oklahoma, partially offset by an increase in oil and gas prices. In general, production taxes are calculated using value-based formulas that produce higher per unit costs when oil and gas prices are higher. We expect production taxes for the remainder of 2002 to be approximately 6% - 7% of oil and gas sales revenues excluding any impact from hedging.

     General and Administrative. General and administrative expenses, which are net of capitalized internal costs, were $3.8 million in the Current Quarter compared to $3.2 million in the Prior Quarter. The increase in the Current Quarter is the result of Chesapeake's continued growth.

     Chesapeake follows the full-cost method of accounting under which all costs associated with property acquisition, exploration and development activities are capitalized. We capitalize internal costs that can be directly identified with our acquisition, exploration and development activities and do not include any costs related to production, general corporate overhead or similar activities. We capitalized $2.5 million and $2.1 million of internal costs in the Current Quarter and Prior Quarter, respectively, directly related to our oil and gas exploration and development efforts. We anticipate that general and administrative expenses for the remainder of 2002 will be between $0.10 and $0.11 per mcfe, which is approximately the same level as 2001 and the Current Quarter.

     Oil and Gas Depreciation, Depletion and Amortization. Depreciation, depletion and amortization of oil and gas properties for the Current Quarter was $58.3 million, compared to $46.8 million in the Prior Quarter. The DD&A rate per mcfe, which is a function of capitalized costs, future development costs and the related underlying reserves in the periods presented, increased from $1.15 in the Prior Quarter to $1.25 per mcfe in the Current Quarter. We expect the DD&A rate for the remainder of 2002 to be between $1.25 and $1.30 per mcfe.

     Depreciation and Amortization of Other Assets. Depreciation and amortization of other assets was $3.7 million in the Current Quarter, compared to $2.2 million in the Prior Quarter. The increase in the Current Quarter was primarily the result of higher depreciation recorded on recently acquired fixed assets. Other property and equipment costs are depreciated on both straight-line and accelerated methods. Buildings are depreciated on a straight-line basis over
31.5 years. Drilling rigs are depreciated on a straight-line basis over 12 years. All other property and equipment are depreciated over the estimated useful lives of the assets, which range from three to seven years. We expect depreciation and amortization of other assets to average between $0.08 and $0.10 per mcfe for the remainder of 2002 which approximates the current rate.

     Interest and Other Income. Interest and other income for the Current Quarter was $1.8 million compared to $0.1 million in the Prior Quarter. The increase was primarily the result of the recognition of a $1.0 million loss in the Prior Quarter which represented our share of the net loss of RAM Energy, Inc., and interest income recorded in the Current Quarter on our investment in senior secured notes issued by Seven Seas Petroleum Inc.

     Interest Expense. Interest expense increased to $28.3 million in the Current Quarter from $24.1 million in the Prior Quarter. The increase in the Current Quarter was due primarily to a $327 million increase in average long-term borrowings in the Current Quarter compared to the Prior Quarter, partially offset by income of $1.1 million earned on our interest rate swaps during the Current Quarter. In addition to the interest expense reported, we capitalized $1.3 million of interest during the Current Quarter, compared to $1.2 million capitalized in the Prior Quarter, on significant investments in unproved properties that were not being currently depreciated, depleted or amortized and on which exploration activities were in progress. Interest is capitalized using the weighted average interest rate of our outstanding borrowings. We anticipate that capitalized interest for the remainder of 2002 will be between $1.0 million and $1.5 million.

     Other. Chesapeake recorded a non-cash impairment of $4.8 million representing 100% of the cost allocated to our Seven Seas common stock warrants and also recorded a $0.5 million loss from the repurchase of debt.

     Provision (Benefit) for Income Taxes. Chesapeake recorded income tax expense of $11.1 million in the Current Quarter, compared to income tax expense of $43.4 million in the Prior Quarter. We anticipate that all 2002 income tax expense will be deferred.

RESULTS OF OPERATIONS -- NINE MONTHS ENDED SEPTEMBER 30, 2002 ("CURRENT PERIOD") VS. SEPTEMBER 30, 2001 ("PRIOR PERIOD")

     General. For the Current Period, Chesapeake had net income available to common shareholders of $6.5 million, or $0.04 per diluted common share, on total revenues of $482.3 million. This compares to net income available to common shareholders of $174.1 million, or $1.02 per diluted common share, on total revenues of $792.0 million during the Prior Period. The Current Period's net income included, on a pre-tax basis, a non-cash $87.0 million risk management loss, while the Prior Period's results included, on a pre-tax basis, non-cash risk management income of $94.7 million.

     Oil and Gas Sales. During the Current Period, oil and gas sales decreased 20% to $457.0 million from $574.2 million in the Prior Period. For the Current Period, we produced 132.0 bcfe, consisting of 2.5 mmbbl and 116.8 bcf of gas, compared to 2.1 mmbbl and 107.6 bcf, or 120.1 bcfe, in the Prior Period. The production increase is primarily the result of successful drilling results complemented with production from various acquisitions which occurred in late 2001 and 2002 partially offset by the sale of our Canadian reserves effective October 1, 2001. Average oil prices realized were $25.42 per bbl in the Current Period compared to $28.03 per bbl in the Prior Period, a decrease of 9%. Average gas prices realized were $3.36 per mcf in the Current Period compared to $4.79 per mcf in the Prior Period, a decrease of 30%.

     For the Current Period, we realized an average price of $3.46 per mcfe, compared to $4.78 per mcfe in the Prior Period, including in each case the effects of hedging. Our hedging activities resulted in increased oil and gas revenues of $84.1 million, or $0.64 per mcfe, in the Current Period, compared to increases in oil and gas revenues of $41.1 million, or $0.34 per mcfe, in the Prior Period.

     The following table shows our production by region for the Prior Period and the Current Period:

                               FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                            ----------------------------------------------
                                    2002                     2001
                            ---------------------    ---------------------
OPERATING AREAS              (MMCFE)     PERCENT      (MMCFE)     PERCENT
---------------             ---------   ---------    ---------   ---------
Mid-Continent ...........     105,996          80%      83,553          70%
Gulf Coast ..............      18,059          14       21,205          18
Permian Basin ...........       5,524           4        9,074           7
Other areas .............       2,397           2        3,827           3
Canada ..................          --          --        2,413           2
                            ---------   ---------    ---------   ---------
          Total .........     131,976         100%     120,072         100%
                            =========   =========    =========   =========

     Gas production represented approximately 89% of our total production volume on an equivalent basis in the Current Period, compared to 90% in the Prior Period.

     Risk Management Income (Loss). Chesapeake recognized an $87.0 million non-cash risk management loss in the Current Period, compared to a $94.7 million non-cash gain in the Prior Period. The risk management loss for the Current Period consisted of a $29.9 million non-cash loss related to changes in fair value of derivatives not designated as cash flow hedges, $53.8 million of reclassifications of gain on the settlement of such contracts, a $2.2 million non-cash loss associated with the ineffective portion of derivatives qualifying for cash flow hedge accounting, and a $1.1 million non-cash loss associated with the ineffective portion of our swaption. Risk management income for the Prior Period included a $102.8 million non-cash gain attributable to the change in fair value of derivatives not designated as cash flow hedges, $10.0 million of reclassifications of gain on the settlement of such contracts, and a non-cash gain of $1.9 million associated with the ineffective portion of our cash flow hedges.

     Pursuant to SFAS 133, our cap-swaps, straddles, strangles, counter-swaps and basis protection swaps do not qualify for designation as cash flow hedges. There was also a portion of our interest rate swaps that did not qualify as a fair value hedge. Therefore, changes in fair value of these instruments that occur prior to their maturity, together with any change in fair value of hedges resulting from ineffectiveness, are reported in the statement of operations as risk management income (loss). Amounts recorded in risk management income (loss) do not represent cash gains or losses. Rather, these amounts are temporary valuation swings in contracts or portions of contracts that are not entitled to receive cash flow or fair value hedge accounting treatment. All amounts initially recorded in this caption are ultimately reversed within this same caption and are included in oil and gas sales and interest expense, as applicable, over the respective contract terms. Detailed information about our oil and gas hedging positions appears in Item 3 - Quantitative and Qualitative Disclosures About Market Risk.

     Oil and Gas Marketing Sales. We generated $112.3 million in oil and gas marketing sales for third parties in the Current Period, with corresponding oil and gas marketing expenses of $108.8 million, for a net margin of $3.5 million. This compares to sales of $123.1 million, expenses of $119.3 million, and a net margin of $3.8 million in the Prior Period. The decrease in marketing sales and cost of sales was due primarily to a decrease in oil and gas prices in the Current Period compared to the Prior Period, partially offset by an increase in volumes marketed by Chesapeake Energy Marketing, Inc. in the Current Period.

     Production Expenses. Production expenses, which include lifting costs and ad valorem taxes, increased to $71.3 million in the Current Period, a $15.4 million increase from the $55.9 million of production expenses incurred in the Prior Period. On a unit of production basis, production expenses were $0.54 and $0.47 per mcfe in the Current and Prior Periods, respectively. The increase in costs on a per unit basis in the Current Period is due primarily to increased field service costs, higher production costs associated with properties acquired in 2001 and 2002 and an increase in ad valorem taxes and insurance costs. We expect that lease operating expenses per mcfe for the remainder of 2002 will range from $0.53 to $0.57.

     Production Taxes. Production taxes were $19.9 million and $31.3 million in the Current and Prior Periods, respectively. On a per unit basis, production taxes were $0.15 per mcfe in the Current Period compared to $0.26 per mcfe in the Prior Period. The decrease in the Current Period was the result of decreased prices and the reinstatement of statutory exemptions on certain wells in Oklahoma. In general, production taxes are calculated using value-based formulas that produce higher per unit costs when oil and gas prices are higher. We expect production taxes for the remainder of 2002 to be approximately 6% - 7% of oil and gas sales revenues excluding any impact from hedging.

     General and Administrative. General and administrative expenses, which are net of capitalized internal costs, were $11.9 million in the Current Period compared to $10.1 million in the Prior Period. The increase in the Current Period is a result of Chesapeake's continued growth.

     Chesapeake follows the full-cost method of accounting under which all costs associated with property acquisition, exploration and development activities are capitalized. We capitalize internal costs that can be directly identified with our acquisition, exploration and development activities and do not include any costs related to production, general corporate overhead or similar activities. We capitalized $7.8 million and $6.0 million of internal costs in the Current Period and Prior Period, respectively, directly related to our oil and gas exploration and development efforts. We anticipate that general and administrative expenses for the remainder of 2002 will be between $0.10 and $0.11 per mcfe, which is approximately the same level as 2001 and the Current Period.

     Oil and Gas Depreciation, Depletion and Amortization. Depreciation, depletion and amortization of oil and gas properties for the Current Period was $157.7 million, compared to $124.9 million in the Prior Period. The DD&A rate per mcfe, which is a function of capitalized costs, future development costs and the related underlying reserves in the periods presented, increased from $1.04 in the Prior Period to $1.20 per mcfe in the Current Period. We expect the DD&A rate for the remainder of 2002 to be between $1.25 and $1.30 per mcfe.

     Depreciation and Amortization of Other Assets. Depreciation and amortization of other assets was $10.5 million in the Current Period, compared to $6.0 million in the Prior Period. The increase in the Current Period was primarily the result of higher depreciation recorded on recently acquired fixed assets. Other property and equipment costs are depreciated on both straight-line and accelerated methods. Buildings are depreciated on a straight-line basis over
31.5 years. Drilling rigs are depreciated on a straight-line basis over 12 years. All other property and equipment are depreciated over the estimated useful lives of the assets, which range from three to seven years. We expect depreciation and amortization of other assets to average between $0.08 and $0.10 per mcfe for the remainder of 2002 which approximates the current rate.

     Interest and Other Income. Interest and other income for the Current Period was $7.3 million compared to $1.4 million in the Prior Period. The increase was primarily the result of additional interest income from significantly higher cash balances held during the Current Period and an increase in interest income recorded on our investment in senior secured notes issued by Seven Seas Petroleum Inc. The Prior Quarter included the recognition of a $1.3 million loss, representing our share of the net loss of RAM Energy, Inc.

     Interest Expense. Interest expense increased to $80.0 million in the Current Period from $73.0 million in the Prior Period. The increase in the Current Period was due to a $301 million increase in average long-term borrowings in the Current Period compared to the Prior Period, partially offset by income of $2.7 million earned on our interest rate swaps during the Current Period. In addition to the interest expense reported, we capitalized $3.6 million and $3.3 million of interest during the Current Period and Prior Period, respectively, on significant investments in unproved properties that were not being currently depreciated, depleted or amortized and on which exploration activities were in progress. Interest is capitalized using the weighted average interest rate of our outstanding borrowings. We anticipate that capitalized interest for the remainder of 2002 will be between $1.0 million and $1.5 million.

     Gothic Standby Credit Facility Costs. We recognized $3.4 million of costs incurred for a standby credit facility in the Prior Period in connection with our acquisition of Gothic Energy Corporation. We did not use the facility which was obtained and the commitment terminated in February 2001.

     Other. Chesapeake recorded a non-cash impairment of $4.8 million representing 100% of the cost allocated to our Seven Seas common stock warrants and also recorded a $0.5 million loss from the repurchase of debt.

     Provision (Benefit) for Income Taxes. Chesapeake recorded an income tax expense of $9.4 million in the Current Period, compared to income tax expense of $148.6 million in the Prior Period. Income tax expense for the Prior Period was comprised of $141.5 million related to our domestic operations and $7.1 million related to our Canadian operations which were sold on October 1, 2001. We anticipate that all 2002 income tax expense will be deferred.

     Extraordinary Item. The $46.0 million extraordinary loss in the Prior Period includes the payment of aggregate make-whole and redemption premiums related to debt repurchases and redemptions and the write-off of related unamortized debt issue costs and unamortized debt issue premium.

CASH FLOWS FROM OPERATING, INVESTING, AND FINANCING ACTIVITIES

     Cash Flows from Operating Activities. Cash provided by operating activities decreased 19.8% to $353.7 million during the Current Period compared to $441.0 million during the Prior Period. The decrease was due primarily to lower oil and gas prices realized during the Current Period.

     Cash Flows from Investing Activities. Cash used in investing activities increased to $617.2 million during the Current Period from $454.2 million in the Prior Period. During the Current Period, we expended approximately $252.8 million to initiate drilling on 517 (204 net) wells and invested approximately $46.8 million in unproved properties. This compares to $263.7 million to initiate drilling on 409 (208 net) wells and $51.6 million to purchase unproved properties in the Prior Period. During the Current Period, we completed acquisitions of oil and gas companies and properties of $291.4 million and completed $1.2 million of divestitures of oil and gas properties. This compares to cash used in acquisitions of oil and gas companies and properties of $75.2 million and proceeds from divestitures of $1.4 million in the Prior Period. During the Current Period, we had additional investments in drilling rig equipment and other fixed assets of $29.3 million compared to $28.4 million in the Prior Period. The Current Period included additional investments in the common stock of two oil and gas companies totaling $2.4 million and $4.2 million in proceeds from the sale of RAM Energy, Inc. notes.

     Cash Flows from Financing Activities. There was $171.3 million of cash provided by financing activities in the Current Period, compared to cash provided by financing activities of $30.8 million in the Prior Period. During the Current Period, we borrowed $95.8 million under our bank credit facility and made repayments under this facility of $95.8 million. The activity in the Current Period includes the repurchase of $63.5 million of our 7.875% senior notes. We received $246.0 million from the issuance of $250 million of 9% senior notes, $2.1 million in cash from the exercise of stock options, $3.7 million was used to pay financing cost, and $7.6 million was used to pay dividends on our 6.75% preferred stock. The activity in the Prior Period included increased borrowings under our credit facility of $164.0 million, $786.7 million received from the issuance of $800.0 million of 8.125% senior notes, $830.4 million used to redeem various senior notes, $12.3 million was used for financing cost, and $2.9 million received from the exercise of stock options.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

     Chesapeake had a working capital deficit of $70.5 million at September 30, 2002, including $25.4 million in cash. On September 30, 2002, we had a $225 million revolving bank credit facility (with a committed borrowing base of $225 million) which was increased to $250 million (with a committed borrowing base of $225 million) in November 2002. As of September 30, 2002, we had no outstanding borrowings under the facility and were using $25.5 million of the facility to secure various letters of credit. As of November 5, 2002, borrowings under the credit facility had increased to $62.5 million, largely as a result of borrowings to fund acquisitions and note purchases which occurred subsequent to September 30, 2002.

     We believe we will have adequate resources, including operating cash flows, working capital and proceeds from our revolving bank credit facility, to fund our capital expenditure budget for exploration and development activities during the fourth quarter of 2002, which is currently estimated to be $90 to $100 million. Based on our current cash flow assumptions, we expect operating cash flow to be approximately $400 million during 2002. The 2003 budget includes $350 million for exploration and developmental activities and $50 million for acreage and seismic. Our drilling program is largely discretionary and can be adjusted to match changing circumstances.

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

Contractual Obligations and Commercial Commitments

     On September 30, 2002, we had a $225 million revolving bank credit facility (with a committed borrowing base of $225 million) which was increased to $250 million (with a committed borrowing base of $225 million) in November 2002. We expect to increase the borrowing base to $250.0 million and to extend the term of the credit facility to June 2005 during the fourth quarter of 2002. As of September 30, 2002, we had no outstanding borrowings under this facility and were using $25.5 million of the facility to secure various letters of credit. Borrowings under the facility are collateralized by certain producing oil and gas properties and bear interest at either the reference rate of Union Bank of California, N.A., or London Interbank Offered Rate (LIBOR), at our option, plus a margin that varies according to total facility usage. The unused portion of the facility is subject to an annual commitment fee of 0.50%. Interest is payable quarterly. The collateral value and borrowing base are redetermined periodically.

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

     As of September 30, 2002, senior notes represented $1.5 billion of our long-term debt and consisted of the following: $800.0 million principal amount of 8.125% senior notes due 2011, $250.0 million principal amount of 9.0% senior notes due 2012, $250.0 million principal amount of 8.375% senior notes due 2008, $86.5 million principal amount of 7.875% senior notes due 2004 and $142.7 million principal amount of 8.5% senior notes due 2012. There are no scheduled principal payments required on any of the senior notes until March 2004, when $60.8 million is due, giving effect to the repurchase and retirement of $89.2 million of our 7.875% senior notes to date. Debt ratings for the senior notes are B1 by Moody's Investor Service, B+ by Standard & Poor's Ratings Services and BB- by Fitch Ratings. Debt ratings for our secured bank credit facility are Ba3 by Moody's Investor Service, BB by Standard & Poor's Ratings Services and BB+ by Fitch Ratings.

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

     The indentures for the 8.125%, 8.375% and 9% senior notes contain covenants limiting our ability and our restricted subsidiaries' ability to incur additional indebtedness; pay dividends on our capital stock or redeem, repurchase or retire our capital stock or subordinated indebtedness; make investments and other restricted payments; create restrictions on the payment of dividends or other amounts to us from our restricted subsidiaries; incur liens; engage in transactions with affiliates; sell assets; and consolidate, merge or transfer assets. The debt incurrence covenants do not affect our ability to borrow under or expand our secured credit facility. As of September 30, 2002, we estimate that secured commercial bank indebtedness of approximately $381 million could have been incurred under the most restrictive indenture covenant. The indenture covenants do not apply to Chesapeake Energy Marketing, Inc., an unrestricted subsidiary.

     Some of our commodity price and interest rate risk management arrangements require us to deliver cash collateral or other assurances of performance to the counterparties in the event that our payment obligations under the arrangements exceed certain levels. At September 30, 2002, we posted $24.5 million of collateral with two of our counterparties through letters of credit secured under our bank credit facility. Future collateral requirements are uncertain and will depend on arrangements with our counterparties and the level of volatility in natural gas and oil prices and interest rates.

Investing and Financing Transactions

     In the Current Period, we purchased and subsequently retired $63.5 million of our 7.875% senior notes due 2004 for total consideration of $66.3 million, including accrued interest of $0.9 million and $1.9 million of redemption premium. Subsequent to September 30, 2002, we purchased an additional $25.6 million of the 7.875% senior notes for total consideration of $26.8 million, including $0.2 million in accrued interest and $1.0 million in redemption premium.

     On June 28, 2002, we acquired Canaan Energy Corporation in a cash merger, adding an estimated 100 bcfe to our proved reserves. The aggregate net cash consideration for the merger was $120 million, including the retirement of Canaan's outstanding indebtedness of approximately $43 million.

     In July 2002, we filed a shelf registration statement with the Securities and Exchange Commission that permits us, over time, to sell up to $500 million of debt securities and common stock, in any combination. Net proceeds, terms and pricing of the offerings of securities issued under the shelf registration statement will be determined at the time of the offerings.

     In July and August 2002, we completed four separate acquisitions of Mid-Continent oil and gas properties for an aggregate cash purchase price of $165 million. We estimate these acquisitions added approximately 125 bcfe of proved reserves. The acquisitions included privately-held Focus Energy, Inc. and related partnerships, the Mid-Continent assets of publicly-traded EnCana Corporation, the Mid-Continent assets of OGE Energy Corp. and the Anadarko Basin assets of The Williams Company.

     In August 2002, we issued $250 million principal amount of 9.0% senior notes due 2012. The net proceeds of this issuance were used to fund the acquisitions we completed in August 2002, to repay bank debt incurred to pay the purchase price of acquisitions earlier in the Current Quarter and to purchase outstanding senior notes.

     On September 20, 2002, our board of directors declared a $0.03 per share dividend on the company's common stock which was paid in October 2002. Chesapeake has not paid a dividend on its common stock since 1998. The annualized cost of the common stock dividend will be about $20 million.

     In September 2002, we announced our intention to dispose of our Permian Basin assets, preferably in a transaction involving the exchange of oil and gas assets in the Mid-Continent for ours in the Permian Basin. The Permian Basin accounted for approximately 5% of our proved reserves at September 30, 2002 and
2.4 bcfe, or 4%, of our production for the nine months ended September 30, 2002.

     On November 6 2002, Chesapeake priced a private offering of $50 million principal amount of 9.0% senior notes due 2012. The net proceeds are expected to be approximately $51.3 million. The 9.0% senior notes will be issued as additional securities under the August 12, 2002 indenture pursuant to which our outstanding 9.0% senior notes were issued. Closing of the offering is expected to occur on November 13, 2002, and is subject to satisfaction of customary closing conditions. The net proceeds from this offering are expected to be used for repurchase of amounts currently outstanding under our 7.875% senior notes and under our revolving bank credit facility. The 9.0% senior notes to be issued will not be registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

CRITICAL ACCOUNTING POLICIES

     We consider certain accounting policies related to hedging, oil and gas properties, and income taxes to be critical policies. These policies and other significant accounting policies are summarized in our annual report on Form 10-K for the year ended December 31, 2001.

RECENTLY ISSUED ACCOUNTING STANDARDS

     See Note 7 of the notes to the consolidated financial statements included in this report for a summary of recently issued accounting standards.

FORWARD-LOOKING STATEMENTS

     This report includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements give our current expectations or forecasts of future events. They include statements regarding oil and gas reserve estimates, planned capital expenditures, the drilling of oil and gas wells and future acquisitions, expected oil and gas production, cash flow and anticipated liquidity, business strategy and other plans and objectives for future operations, expected future expenses and assessments of pending litigation. Statements concerning the fair values of derivative contracts and their estimated contribution to our future results of operations are based upon market information as of a specific date. These market prices are subject to significant volatility.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

OIL AND GAS HEDGING ACTIVITIES

     Our results of operations and operating cash flows are impacted by changes in market prices for oil and gas. To mitigate a portion of the exposure to adverse market changes, we have entered into various derivative instruments. As of September 30, 2002, our derivative instruments were comprised of swaps, collars, cap-swaps, straddles, strangles and basis protection swaps. These instruments allow us to predict with greater certainty the effective oil and gas prices to be received for our hedged production. Although derivatives often fail to achieve 100% effectiveness for accounting purposes, our derivative instruments continue to be highly effective in achieving the risk management objectives for which they were intended.

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

     From time to time, we close certain swap transactions designed to hedge a portion of our oil and natural gas production by entering into a counter-swap instrument. Under the counter-swap we receive a floating price for the hedged commodity and pay a fixed price to the counterparty. To the extent the counter-swap, which does not qualify for hedge accounting, is designed to lock the value of an existing SFAS 133 cash flow hedge, the net value of the swap and the counter-swap is frozen and shown as a derivative receivable or payable in the consolidated balance sheets. At the same time, the original swap is designated as a non-qualifying cash flow hedge under SFAS 133.

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

    As of September 30, 2002, we had the following open oil and gas derivative instruments designed to hedge a portion of our gas production for periods after September 2002:

                                                                                                                   FAIR
                                                                                                                  VALUE
                                                  WEIGHTED-   WEIGHTED-                                             AT
                                                   AVERAGE     AVERAGE                                          SEPTEMBER
                                       AVERAGE       PUT        CALL       WEIGHTED-      SFAS                   30, 2002
                                       STRIKE      STRIKE      STRIKE       AVERAGE        133    PREMIUMS        ($ IN
                            VOLUME      PRICE       PRICE       PRICE     DIFFERENTIAL    HEDGE   RECEIVED      THOUSANDS)
                          ----------   -------    ---------   ---------   ------------    -----   --------      ----------
NATURAL GAS (MMBTU):

Swaps:
2002 ..................      920,000   $  3.00    $      --   $      --   $         --      Yes   $     --      $     (817)
2003 ..................   22,810,000      4.10           --          --             --      Yes         --          (3,983)

Cap-Swaps:
2002 ..................   18,120,000      4.49         3.49          --             --       No         --           7,111
2003 ..................   51,100,000      3.60         2.60          --             --       No         --         (25,809)

Collars:
2002 ..................    2,460,000        --         4.00        5.56             --      Yes         --             843

Straddles:
2002 ..................    3,680,000        --         3.25        3.25             --       No      2,613          (3,235)

Strangles:
2003 ..................   14,600,000        --         3.20        3.70             --       No     12,629         (12,235)
2004 ..................   14,640,000        --         3.40        3.90             --       No     15,884         (14,573)

Basis Protection Swaps:
2003 ..................   91,250,000        --           --          --          (0.15)      No         --           1,953
2004 ..................   91,500,000        --           --          --          (0.15)      No         --             378
2005 ..................   98,550,000        --           --          --          (0.16)      No         --            (606)
2006 ..................   36,500,000        --           --          --          (0.16)      No         --             110
2007 ..................   45,625,000        --           --          --          (0.16)      No         --             145
2008 ..................   45,750,000        --           --          --          (0.16)      No         --             156
2009 ..................   36,500,000        --           --          --          (0.16)      No         --             110

Counter-Swaps:
2003 ..................   45,700,000      3.74           --          --             --       No         --          13,771

Locked-Swaps:
2002 ..................           --        --           --          --             --       No         --           4,527
2003 ..................           --        --           --          --             --       No         --          16,107
                                                                                                  --------      ----------
TOTAL GAS                                                                                           31,126         (16,047)
                                                                                                  --------      ----------

OIL (BBLS):

Swaps:
2002 ..................      184,000     25.76           --          --             --      Yes         --            (782)
2003 ..................      360,000     25.10           --          --             --      Yes         --          (1,112)

Cap-Swaps:
2002 ..................      552,000     24.87        19.98          --             --       No         --          (2,849)
2003 ..................    3,015,000     28.10           --          --             --       No         --            (213)
                                                                                                  --------      ----------
TOTAL OIL                         --                                                                    --          (4,956)
                                                                                                  --------      ----------

TOTAL GAS AND OIL                                                                                 $ 31,126(a)   $  (21,003)(a)
                                                                                                  ========      ==========

----------

(a) After adjusting for the $31.1 million premium paid to Chesapeake by the counterparty at the inception of the straddle and strangle contracts (which is recorded in cash provided by operating activities on the accompanying consolidated statements of cash flows), the net value of the combined hedging portfolio at September 30, 2002 was $10.1 million.

     We have established the fair value of all derivative instruments using estimates of fair value reported by our counterparties. The actual contribution to our future results of operations will be based on the market prices at the time of settlement and may be more or less than the fair value estimates used at September 30, 2002.

     Additional information concerning the fair value of our oil and gas derivative instruments is as follows ($ in thousands):

Fair value of contracts outstanding at January 1, 2002 ...............   $ 157,309
Change in fair value of contracts during period ......................     (48,559)
Contracts realized or otherwise settled during the period ............     (84,150)
Fair value of new contracts when entered into during the period ......     (45,603)
                                                                         ---------
Fair value of contracts outstanding at September 30, 2002 ............   $ (21,003)
                                                                         =========

     Risk management income (loss) related to our oil and gas derivatives is comprised of the following ($ in thousands):

                                                                                 THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,            SEPTEMBER 30,
                                                                                --------------------    ---------------------
                                                                                  2002        2001        2002         2001
                                                                                --------    --------    --------    ---------
Risk management income (loss):
  Change in fair value of derivatives not qualifying for hedge accounting ...   $  8,056    $ 37,742    $(34,474)   $ 102,793
  Reclassification of gain on settled contracts .............................    (16,764)     (6,440)    (52,471)      (9,996)
  Ineffective portion of derivatives qualifying for
    cash flow hedge accounting ..............................................        (54)        958      (2,236)       1,918
                                                                                --------    --------    --------    ---------
    Total ...................................................................   $ (8,762)   $ 32,260    $(89,181)   $  94,715
                                                                                ========    ========    ========    =========

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

     Based upon the market prices at September 30, 2002, we expect to transfer approximately $6.4 million of the balance in accumulated other comprehensive income to earnings during the next 12 months when the transactions actually occur. All transactions hedged as of September 30, 2002 are expected to mature by December 31, 2004, with the exception of the basis protection swaps which extend to 2009.

INTEREST RATE HEDGING

     We also utilize hedging strategies to manage interest rate exposure. Results from interest rate hedging transactions are reflected as adjustments to interest expense in the corresponding months covered by the derivative agreement.

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
                                                                                    arrears plus 298.25 basis
                                                                                    points

     At the inception of the interest rate swap agreement, a portion of the interest rate swap was entered into to convert $129.0 million of the 7.875% senior notes from fixed rate debt to variable rate debt. Under SFAS 133, a hedge of interest rate risk in a recognized fixed rate liability can be designated as a fair value hedge under which the mark-to-market value of the swap is recorded on the consolidated balance sheets as an asset or liability with a corresponding increase or decrease in the carrying value of the debt. During the Current Quarter and Current Period, $21.3 million and $63.5 million, respectively, of the 7.875% senior notes were purchased and subsequently retired. In connection with the repurchase of the 7.875% senior notes, interest rate swap hedging gains of $0.4 million and $0.9 million were recognized in the Current Quarter and Current Period, respectively, and reduce the loss on repurchases of debt.

     In July 2002, we closed the above interest rate swap for a gain of $7.5 million. As of September 30, 2002, the remaining balance to be amortized as a reduction to interest expense was $4.1 million. During the Current Period, $2.5 million was recognized as a reduction to interest expense.

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
                                                                                    arrears

     In July 2002, we closed this interest rate swap for a gain of $1.1 million. During the Current Quarter, $0.1 million was recognized as a reduction to interest expense.

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

     We have recorded a decrease in the carrying value of the debt of $20.3 million during the Current Period related to the swaption as of September 30, 2002. Of this amount, $21.4 million represents a decline in the fair value of the swaption, offset by a loss of $1.1 million from estimated ineffectiveness of the swaption as determined under SFAS 133. See Note 5 of the notes to consolidated financial statements included in this report for the adjustments made to the carrying value of the debt at September 30, 2002. Results of the swaption will be reflected as adjustments to interest expense in the corresponding months covered by the swaption agreement.

     Risk management income related to our fair value hedges is comprised of the following ($ in thousands):

                                                                              THREE MONTHS ENDED    NINE MONTHS ENDED
                                                                              SEPTEMBER 30, 2002    SEPTEMBER 30, 2002
                                                                              ------------------    ------------------
Risk management income:
  Change in fair value of derivatives not qualifying for
     fair value hedge accounting ..........................................   $            2,292    $            4,593
  Reclassification of gains on settled contracts to interest expense ......                 (576)               (1,307)
  Ineffective portion of derivatives qualifying for
     fair value hedge accounting ..........................................                   --                (1,100)
                                                                              ------------------    ------------------
    Total .................................................................   $            1,716    $            2,186
                                                                              ==================    ==================

     The table below presents principal cash flows and related weighted average interest rates by expected maturity dates. The fair value of the fixed-rate long-term debt has been estimated based on quoted market prices.

                                                                    SEPTEMBER 30, 2002
                                                                     YEARS OF MATURITY
                                 ----------------------------------------------------------------------------------------------
                                  2002     2003     2004      2005     2006     2007    THEREAFTER      TOTAL        FAIR VALUE
                                 ------   ------   ------    ------   ------   ------   ----------    ---------      ----------
                                                                      ($ IN MILLIONS)
LIABILITIES:
  Long-term debt, including
    current portion -- fixed
    rate .....................   $   --   $   --   $ 86.5    $   --   $   --   $   --   $  1,442.6    $ 1,529.1(a)   $  1,529.4
    Average interest rate ....       --       --      7.9%       --       --       --          8.4%         8.3%            8.3%
  Long-term debt -- variable
    rate .....................   $   --   $   --   $   --    $   --   $   --   $   --   $       --    $      --      $       --
    Average interest rate ....       --       --       --        --       --       --           --           --              --

----------

(a) This amount does not include the discount included in long-term debt of ($16.4) million, the value of the interest rate swaps of $1.8 million and the value of the swaption of ($20.3) million.

ITEM 4. CONTROLS AND PROCEDURES

     Within the 90-day period prior to the filing of this report, the company carried out an evaluation, under the supervision and with the participation of the company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures are effective in timely alerting them to material information relating to the company (including its consolidated subsidiaries) required to be included in the company's periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

     Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     The following exhibits are filed as a part of this report:

           EXHIBIT
            NUMBER                            DESCRIPTION

            4.1.2 Tenth Supplemental Indenture dated as of June 28, 2002 to Indenture dated as of March 15, 1997 among Chesapeake, as issuer, its subsidiaries signatory thereto as Subsidiary Guarantors, and The Bank of New York (formerly United States Trust Company of New York), as Trustee, with respect to 7.875% Senior Notes due 2004. Incorporated herein by reference to Exhibit 4.1.2 to Chesapeake's registration statement on Form S-4 (No.333-99289).

            4.1.3 Eleventh Supplemental Indenture dated as of July 8, 2002 to Indenture dated as of March 15, 1997 among Chesapeake, as issuer, its subsidiaries signatory thereto as Subsidiary Guarantors, and The Bank of New York (formerly United States Trust Company of New York), as Trustee, with respect to 7.875% Senior Notes due 2004. Incorporated herein by reference to Exhibit 4.1.3 to Chesapeake's registration statement on Form S-4 (No.333-99289).

            4.2.2 Tenth Supplemental Indenture dated as of June 28, 2002 to Indenture dated as of March 15, 1997 among Chesapeake, as issuer, its subsidiaries signatory thereto as Subsidiary Guarantors, and The Bank of New York (formerly United States Trust Company of New York), as Trustee, with respect to 8.5% Senior Notes due 2012. Incorporated herein by reference to Exhibit 4.2.2 to Chesapeake's registration statement on Form S-4 (No.333-99289).

            4.2.3 Eleventh Supplemental Indenture dated as of July 8, 2002 to Indenture dated as of March 15, 1997 among Chesapeake, as issuer, its subsidiaries signatory thereto as Subsidiary Guarantors, and The Bank of New York (formerly United States Trust Company of New York), as Trustee, with respect to 8.5% Senior Notes due 2012. Incorporated herein by reference to Exhibit 4.2.3 to Chesapeake's registration statement on Form S-4 (No.333-99289).

            4.3.2 Fifth Supplemental Indenture dated as of June 28, 2002 to Indenture dated as of April 6, 2001 among Chesapeake, as issuer, its subsidiaries signatory thereto as Subsidiary Guarantors, and The Bank of New York (formerly United States Trust Company of New York), as Trustee, with respect to 8.125% Senior Notes due 2011. Incorporated herein by reference to Exhibit 4.3.2 to Chesapeake's registration statement on Form S-4 (No.333-99289).

            4.3.3 Sixth Supplemental Indenture dated July 8, 2002 to Indenture dated as of April 6, 2001 among Chesapeake, as issuer, its subsidiaries signatory thereto as Subsidiary Guarantors, and The Bank of New York (formerly United States Trust Company of New York), as Trustee, with respect to 8.125% Senior Notes due 2011. Incorporated herein by reference to Exhibit 4.3.3 to Chesapeake's registration statement on Form S-4 (No.333-99289).

            4.4.2 Second Supplemental Indenture dated as of June 28, 2002 to Indenture dated as of November 5, 2001 among Chesapeake, as issuer, its subsidiaries signatory thereto as Subsidiary Guarantors, and The Bank of New York (formerly United States Trust Company of New York), as Trustee, with respect to 8.375% Senior Notes due 2008. Incorporated herein by reference to Exhibit 4.4.2 to Chesapeake's registration statement on Form S-4 (No.333-99289).

            4.4.3 Third Supplemental Indenture dated as of July 8, 2002 to Indenture dated as of November 5, 2001 among Chesapeake, as issuer, its subsidiaries signatory thereto as Subsidiary Guarantors, and The Bank of New York (formerly United States Trust Company of New York), as Trustee, with respect to 8.375% Senior Notes due 2008. Incorporated herein by reference to Exhibit 4.4.3 to Chesapeake's registration statement on Form S-4 (No.333-99289).

            4.6.2 Consent and waiver letter dated August 2, 2002 with respect to $225,000,000 Second Amended and Restated Credit Agreement, dated as of June 11, 2001, among Chesapeake Energy Corporation, Chesapeake Exploration Limited Partnership, as Borrower, Bear Stearns Corporate Lending Inc., as Syndication Agent, Union Bank of California, N.A., as Administrative Agent and Collateral Agent, BNP Parabas and Toronto Dominion (Texas), Inc., as Co-Documentation Agents and other lenders party thereto. Incorporated herein by reference to Exhibit
                        4.6.2 to Chesapeake's registration statement on Form S-4 (No. 333-99289).

            4.6.3 Third Amendment dated September 20, 2002 with respect to Second Amended and Restated Credit Agreement, dated as of June 11, 2001, among Chesapeake Energy Corporation, Chesapeake Exploration Limited Partnership, as Borrower, Bear Stearns Corporate Lending Inc., as Syndication Agent, Union Bank of California, N.A., as Administrative Agent and Collateral Agent, and other lenders party thereto.

            4.6.4 Fourth Amendment dated November 4, 2002 with respect to Second Amended and Restated Credit Agreement, dated as of June 11, 2001, among Chesapeake Energy Corporation, Chesapeake Exploration Limited Partnership, as Borrower, Bear Stearns Corporate Lending Inc., as Syndication Agent, Union Bank of California, N.A., as Administrative Agent and Collateral Agent, and other lenders party thereto.

             4.14 Indenture dated as of August 12, 2002 among Chesapeake, as issuer, its subsidiaries signatory thereto, as Subsidiary Guarantors and The Bank of New York, with respect to 9% Senior Notes due 2012. Incorporated herein by reference to Exhibit 4.14 to Chesapeake's registration statement on Form S-4 (No. 333-99289).

            12.1 Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

            21 Subsidiaries of Chesapeake. Incorporated herein by reference to Exhibit 21 to Chesapeake's registration statement of Form S-4 (No. 333-99389).

            99.1 Aubrey K. McClendon, Chairman and Chief Executive Officer, Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            99.2 Marcus C. Rowland, Executive Vice President and Chief Financial Officer, Certification Pursuant to 18 U.S.C
                        Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K

     During the quarter ended September 30, 2002, we filed the following current reports on Form 8-K:

     On July 1, 2002, we filed a current report on Form 8-K reporting under Item 5 that we had issued a press release on June 28, 2002 announcing the completion of our acquisition of Canaan Energy Corporation and the declaration of a quarterly cash dividend on our preferred stock. Under Item 9, we furnished Comments of our Chairman and Chief Executive officer regarding the Canaan acquisition.

     On July 11, 2002, we filed a current report on Form 8-K furnishing under
Item 9 that we had issued a press release on July 10, 2002 and furnishing the dates for our second quarter 2002 earnings release and conference call included in the press release.

     On July 22, 2002, we filed a current report on Form 8-K reporting under
Item 5 that we had announced a significant gas discovery in the Greater Mayfield area of western Oklahoma's Anadarko Basin. We furnished under Item 9 additional information on the discovery well and area, a management summary and additional earnings release and conference call information.

     On July 25, 2002, we filed a current report on Form 8-K reporting under
Item 5 that we had issued a press release on July 25, 2002 announcing second quarter 2002 earnings and including information on earnings, drilling, recent and pending acquisitions and the earnings conference call. Under Item 9, we furnished updated operational and financial guidance for 2002.

     On July 30, 2002, we filed a current report on Form 8-K/A, amending the Form 8-K we filed July 25, 2002, to restate certain disclosures reported under
Item 5 as disclosures under Item 9.

     On July 31, 2002, we filed a current report on Form 8-K including as exhibits under Item 7 consents of reserve engineers.

     On August 6, 2002, we filed a current report on Form 8-K reporting under
Item 5 that we had issued a press release on August 5, 2002 announcing the commencement of a private offering of $250 million senior notes due 2012 and stating the expected use of proceeds from the issuance.

     On August 7, 2002, we filed a current report on Form 8-K reporting under
Item 5 that we had issued a press release on August 7, 2002 announcing the pricing of a private offering of $250 million senior notes due 2012 and stating the expected use of proceeds from the issuance.

     On August 8, 2002, we filed a current report on Form 8-K/A amending the Form 8-K we filed August 7, 2002 to restate the use of proceeds from our offering of senior notes due 2012.

     On August 15, 2002, we filed a current report on Form 8-K furnishing under
Item 9 certifications of our chief executive officer and chief financial officer required by Section 906 of the Sarbanes-Oxley Act of 2002, which certifications accompanied our Form 10-Q filed August 5, 2002.

     On September 3, 2002, we filed a current report on Form 8-K reporting under
Item 9 that we had issued a press release on September 3, 2002 and furnishing information from the press release about our 2002 and 2003 hedging positions and increases in our proved reserves and production as a result of the completion of recent oil and gas acquisitions.

     On September 17, 2002, we filed a current report on Form 8-K reporting under Item 5 that we had issued a press release on September 17, 2002 announcing the election of Charles T. Maxwell to our board of directors.

     On September 20, 2002, we filed a current report on Form 8-K reporting under Item 5 that we had issued a press release on September 20, 2002 announcing that our board of directors had declared quarterly cash dividends on our common stock and preferred stock and the company's intention to dispose of its Permian Basin assets. The Form 8-K also furnished under Item 9 related comments of our chairman and chief executive officer.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CHESAPEAKE ENERGY CORPORATION
                                       (Registrant)

                                       By:       /s/ AUBREY K. MCCLENDON
                                          --------------------------------------
                                                   Aubrey K. McClendon
                                           Chairman and Chief Executive Officer

                                       By:         /s/ MARCUS C. ROWLAND
                                          --------------------------------------
                                                     Marcus C. Rowland
                                               Executive Vice President and
                                                 Chief Financial Officer

Date: November 7, 2002

                                  CERTIFICATION

I, Aubrey K. McClendon, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Chesapeake Energy Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 7, 2002
                                       /s/ AUBREY K. MCCLENDON
                                       -----------------------------------------
                                       Aubrey K. McClendon
                                       Chairman and Chief Executive Officer

                                  CERTIFICATION

I, Marcus C. Rowland certify that:

1. I have reviewed this quarterly report on Form 10-Q of Chesapeake Energy Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 7, 2002
                                       /s/ MARCUS C. ROWLAND
                                       -----------------------------------------
                                       Marcus C. Rowland
                                       Executive Vice President and Chief
                                       Financial Officer

                                INDEX TO EXHIBITS


           EXHIBIT
            NUMBER                          DESCRIPTION
           -------                          -----------
            4.1.2       Tenth Supplemental Indenture dated as of June 28, 2002
                        to Indenture dated as of March 15, 1997 among
                        Chesapeake, as issuer, its subsidiaries signatory
                        thereto as Subsidiary Guarantors, and The Bank of New
                        York (formerly United States Trust Company of New York),
                        as Trustee, with respect to 7.875% Senior Notes due
                        2004. Incorporated herein by reference to Exhibit 4.1.2
                        to Chesapeake's registration statement on Form S-4
                        (No.333-99289).

            4.1.3 Eleventh Supplemental Indenture dated as of July 8, 2002 to Indenture dated as of March 15, 1997 among Chesapeake, as issuer, its subsidiaries signatory thereto as Subsidiary Guarantors, and The Bank of New
                        York (formerly United States Trust Company of New York), as Trustee, with respect to 7.875% Senior Notes due
                        2004. Incorporated herein by reference to Exhibit 4.1.3
                        to Chesapeake's registration statement on Form S-4
                        (No.333-99289).

            4.2.2 Tenth Supplemental Indenture dated as of June 28, 2002 to Indenture dated as of March 15, 1997 among Chesapeake, as issuer, its subsidiaries signatory thereto as Subsidiary Guarantors, and The Bank of New
                        York (formerly United States Trust Company of New York), as Trustee, with respect to 8.5% Senior Notes due 2012.
                        Incorporated herein by reference to Exhibit 4.2.2 to Chesapeake's registration statement on Form S-4
                        (No.333-99289).

            4.2.3 Eleventh Supplemental Indenture dated as of July 8, 2002 to Indenture dated as of March 15, 1997 among Chesapeake, as issuer, its subsidiaries signatory thereto as Subsidiary Guarantors, and The Bank of New
                        York (formerly United States Trust Company of New York), as Trustee, with respect to 8.5% Senior Notes due 2012.
                        Incorporated herein by reference to Exhibit 4.2.3 to Chesapeake's registration statement on Form S-4
                        (No.333-99289).

            4.3.2 Fifth Supplemental Indenture dated as of June 28, 2002 to Indenture dated as of April 6, 2001 among Chesapeake, as issuer, its subsidiaries signatory thereto as Subsidiary Guarantors, and The Bank of New York
                        (formerly United States Trust Company of New York), as
                        Trustee, with respect to 8.125% Senior Notes due 2011.
                        Incorporated herein by reference to Exhibit 4.3.2 to Chesapeake's registration statement on Form S-4
                        (No.333-99289).

            4.3.3       Sixth Supplemental Indenture dated July 8, 2002 to
                        Indenture dated as of April 6, 2001 among Chesapeake, as issuer, its subsidiaries signatory thereto as Subsidiary
                        Guarantors, and The Bank of New York (formerly United
                        States Trust Company of New York), as Trustee, with respect to 8.125% Senior Notes due 2011. Incorporated herein by reference to Exhibit 4.3.3 to Chesapeake's registration statement on Form S-4 (No.333-99289).

            4.4.2 Second Supplemental Indenture dated as of June 28, 2002 to Indenture dated as of November 5, 2001 among Chesapeake, as issuer, its subsidiaries signatory thereto as Subsidiary Guarantors, and The Bank of New
                        York (formerly United States Trust Company of New York), as Trustee, with respect to 8.375% Senior Notes due
                        2008. Incorporated herein by reference to Exhibit 4.4.2
                        to Chesapeake's registration statement on Form S-4
                        (No.333-99289).

            4.4.3       Third Supplemental Indenture dated as of July 8, 2002 to
                        Indenture dated as of November 5, 2001 among Chesapeake, as issuer, its subsidiaries signatory thereto as Subsidiary Guarantors, and The Bank of New York
                        (formerly United States Trust Company of New York), as
                        Trustee, with respect to 8.375% Senior Notes due 2008.

                        Incorporated herein by reference to Exhibit 4.4.3 to Chesapeake's registration statement on Form S-4
                        (No.333-99289).

            4.6.2 Consent and waiver letter dated August 2, 2002 with respect to $225,000,000 Second Amended and Restated
                        Credit Agreement, dated as of June 11, 2001, among
                        Chesapeake Energy Corporation, Chesapeake Exploration
                        Limited Partnership, as Borrower, Bear Stearns Corporate
                        Lending Inc., as Syndication Agent, Union Bank of
                        California, N.A., as Administrative Agent and Collateral
                        Agent, BNP Parabas and Toronto Dominion (Texas), Inc., as Co-Documentation Agents and other lenders party thereto. Incorporated herein by reference to Exhibit
                        4.6.2 to Chesapeake's registration statement on Form S-4
                        (No. 333-99289).

            4.6.3       Third Amendment dated September 20, 2002 with respect to
                        Second Amended and Restated Credit Agreement, dated as of June 11, 2001, among Chesapeake Energy Corporation,
                        Chesapeake Exploration Limited Partnership, as Borrower,
                        Bear Stearns Corporate Lending Inc., as Syndication
                        Agent, Union Bank of California, N.A., as Administrative
                        Agent and Collateral Agent, and other lenders party thereto.

            4.6.4       Fourth Amendment dated November 4, 2002 with respect to
                        Second Amended and Restated Credit Agreement, dated as of June 11, 2001, among Chesapeake Energy Corporation,
                        Chesapeake Exploration Limited Partnership, as Borrower,
                        Bear Stearns Corporate Lending Inc., as Syndication
                        Agent, Union Bank of California, N.A., as Administrative
                        Agent and Collateral Agent, and other lenders party thereto.

            4.14 Indenture dated as of August 12, 2002 among Chesapeake, as issuer, its subsidiaries signatory thereto, as Subsidiary Guarantors and the Bank of New York, with respect to its 9% Senior Notes due 2012. Incorporated herein by reference to Exhibit 4.14 to Chesapeake's registration statement on Form S-4 (No. 333-99289).

            12.1        Computation of Ratios of Earnings to Combined Fixed
                        Charges and Preferred Stock Dividends.

            21 Subsidiaries of Chesapeake. Incorporated herein by reference to Exhibit 21 to Chesapeake's registration statement of Form S-4 (No. 333-99389).

            99.1        Aubrey K. McClendon, Chairman and Chief Executive
                        Officer, Certification Pursuant to 18 U.S.C. Section
                        1350, As Adopted Pursuant to Section 906 of the
                        Sarbanes-Oxley Act of 2002.

            99.2        Marcus C. Rowland, Executive Vice President and Chief
                        Financial Officer, Certification Pursuant to 18 U.S.C
                        Section 1350, As Adopted Pursuant to Section 906 of the
                        Sarbanes-Oxley Act of 2002.