Form 10-K/A
period 2002-12-31
CHESAPEAKE ENERGY CORP
filed 2003-09-18
CIK 895126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

AMENDMENT NO. 1

EXPLANATORY NOTE

As described in Note 16 to the Consolidated Financial Statements, Chesapeake Energy Corporation has revised its previously reported Consolidated Statements of Operations and has made the corresponding revisions to the Notes to Consolidated Financial Statements for the years ended December 31, 2002 and 2001. The revisions had no effect on previously reported net income or net income per share.

Corresponding changes resulting from these revisions of classifications in the financial statements were also made to Item 1. “Business”, Item 6. “Selected Financial Data”, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8. “Financial Statements and Supplementary Data”.

In light of the refiling of this report for the purpose of revising the financial statements, we have also revised other disclosures from the original filing in response to comments of the staff of the Securities and Exchange Commission.

PART I

ITEM 1. Business

General

We are one of the ten largest independent natural gas producers in the United States in terms of natural gas produced. Chesapeake began operations in 1989 and completed its initial public offering in 1993. Our common stock trades on the New York Stock Exchange under the symbol CHK. Our principal executive offices are located at 6100 North Western Avenue, Oklahoma City, Oklahoma 73118, and our main telephone number at that location is (405) 848-8000. We make available free of charge on our website at www.chkenergy.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

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

On February 25, 2003, we announced a proposed private placement of $300 million in aggregate principal amount of senior notes, a proposed public offering of 20,000,000 shares of common stock pursuant to our existing shelf registration statement and a proposed private placement of $200 million of convertible preferred stock. There is no assurance these proposed offerings will be completed or, if they are completed, that they will be completed for the amount contemplated.

Business Strategy

From our inception in 1989, our business goal has been to create value for our investors by building one of the largest onshore natural gas resource bases in the United States. Since 1998, our business strategy to achieve this goal has been to integrate our aggressive and technologically advanced Mid-Continent drilling program with a Mid-Continent focused producing property consolidation program. We believe this balanced business strategy enables us to achieve greater economies of scale, increase our undrilled acreage inventory and attract and retain talented and motivated land, geoscientific and engineering personnel. We are executing our strategy by:

•	Consistently Making High-Quality Acquisitions. Our acquisition program is focused on small to medium-sized acquisitions of Mid-Continent natural gas properties that provide high-quality production and significant drilling opportunities. Since January 1, 2000, we have acquired or have signed agreements to acquire $1.9 billion of such properties (primarily in 17 separate transactions of greater than $10 million each) at an estimated average cost of $1.23 per mcfe of proved reserves. Each of these acquisitions either increased our ownership in existing wells or fields or added additional drilling locations in our core Mid-Continent operating area. We believe we are acquiring high-quality assets from El Paso and Vintage, distinguished by proved reserves that are 96% gas and 70% proved developed. We believe these properties provide substantial opportunities for additional drilling and improvement of operational efficiencies. The El Paso and Vintage properties complement our existing Mid-Continent assets, with 96% and 88%, respectively, of their proved reserves located in townships where we presently own properties. Because the Mid-Continent region contains many small companies seeking market liquidity and larger companies seeking to divest non-core assets, we expect to find additional attractive acquisition opportunities in the future.

•	Consistently Growing through the Drillbit. One of our most distinctive characteristics is our ability to increase reserves through the drillbit. We are conducting one of the five most active drilling programs in the United States with our program focused on finding gas in the Mid-Continent region. We currently have 31 rigs drilling on Chesapeake-operated prospects, and we are participating in approximately 50 wells being drilled by others. Our Mid-Continent drilling program is the most active in the region and is supported by our ownership of an extensive land and 3-D seismic base.

•	Consistently Focusing on the Mid-Continent. In this region, we believe we are the largest natural gas producer in terms of natural gas produced, the most active driller and the most active acquirer of undeveloped leases and producing properties. We believe the Mid-Continent region, which trails only the Gulf Coast and Rocky Mountain basins in U.S. gas production, has many attractive characteristics. These characteristics include long-lived natural gas properties with relatively predictable decline curves; multi-pay geological targets that decrease drilling risk, resulting in our historical Mid-Continent drilling success rate of over 95%; relatively high natural gas prices, typically only 10 to 20 cents per mmbtu behind Henry Hub index prices; generally lower service costs than in more competitive or more remote basins; and a favorable regulatory environment with virtually no federal land ownership. In addition, we believe the location of our headquarters in Oklahoma City provides us with many competitive advantages over other companies that direct their activities in this region from district offices in Oklahoma City or Tulsa or from out-of-state headquarters.

•	Consistently Focusing on Low Costs. By minimizing operating costs, we have been able to deliver consistently attractive financial returns through all phases of the commodity price cycle. We believe our general and administrative costs and our lease operating expenses are among the lowest in the industry. We believe these low costs are the result of our management’s effective cost-control programs, our high-quality asset base and the extensive and competitive services, gas processing and transportation infrastructures in the Mid-Continent. We believe the ONEOK, El Paso and Vintage acquisitions should reduce our overall operating cost structure per mcfe because our production costs per mcfe for these properties are expected to be lower than our current production costs per mcfe. We believe further operating efficiencies can be achieved through our acquisition of these properties.

•	Consistently Improving our Capitalization. We have made significant progress in improving our balance sheet since the beginning of 1999. We have increased our stockholders’ equity by $1.2 billion through a combination of earnings and common and preferred equity issuances. As of December 31, 1999, our debt to total capitalization ratio was 129%. As of December 31, 2002, this ratio was 65%. We plan to continue making the reduction of the debt to total capitalization ratio one of our primary financial goals.

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

Company Strengths

We believe the following six characteristics distinguish our past performance and future growth potential from other natural gas producers:

•	High-Quality Asset Base. Our producing properties are characterized by long-lived reserves, established production profiles and an emphasis on natural gas. Based upon current production and reserve levels (and pro forma for the El Paso and Vintage acquisitions), our proved reserves-to-production ratio, or reserve life, is approximately 11.8 years. We estimate the El Paso properties have a reserve life of approximately 13 years and the Vintage properties approximately 17 years. In each of our operating areas, our properties are concentrated in locations that enable us to establish substantial economies of scale in drilling and production operations and facilitate the application of more effective reservoir management practices. We intend to continue building our Mid-Continent asset base by concentrating both our drilling and acquisition efforts in this region.

•	Low-Cost Producer. Our high-quality asset base has enabled us to achieve a low operating cost structure. During 2002, our cash operating costs per unit of production were $0.81 per mcfe, which consisted of general and administrative expenses of $0.10 per mcfe, production expenses of $0.54 per mcfe and production taxes of $0.17 per mcfe. We believe this is one of the lowest operating cost structures among publicly traded independent oil and natural gas producers. We believe the El Paso and Vintage acquisitions should lower our cash operating costs because we project these properties will have production expenses of approximately $0.25 per mcfe. In addition, we believe the El Paso and Vintage acquisitions will lower our overall general and administrative expenses because we expect overhead recovery fees from third parties to more than offset any additional general and administrative expenses associated with managing the acquired assets. We currently operate approximately 77% of our proved reserves. This large percentage of operational control provides us with a high degree of operating flexibility and cost control. The El Paso and Vintage acquisitions will add 660 additional operated wells and will increase our ownership in 174 wells we presently operate.

•	Successful Acquisition Program. Our experienced asset acquisition team focuses on adding to our attractive resource base in the Mid-Continent region. This area is characterized by long-lived natural gas reserves, low lifting costs, multiple geological targets that provide substantial drilling potential, favorable basis differentials to benchmark commodity prices, a well-developed oil and gas transportation infrastructure and considerable potential for further consolidation of assets. Since 1998 and following the completion of the El Paso and Vintage acquisitions, we will have completed $2.7 billion in acquisitions at an average cost of $1.12 per mcfe of proved reserves. We believe we are well-positioned to continue this consolidation as a result of our large existing asset base, our corporate presence in Oklahoma, our knowledge and expertise in the Mid-Continent region and current trends in the industry. We believe the El Paso and Vintage acquisitions are examples of the application of our acquisition strategy. These properties have a large percentage of proved developed gas reserves with low operating costs, significant operating and undeveloped drilling upside and are located in areas where currently we have a substantial operating presence. We plan to pursue acquisitions of properties with similar characteristics in the future.

•	Large Inventory of Drilling Projects. During the past 14 years, we believe we have been one of the ten most active drillers in the United States and the most active driller in the Mid-Continent. We believe we have developed a particular expertise in drilling deep vertical and horizontal wells in search of large natural gas accumulations in challenging reservoir conditions. We actively pursue deep drilling targets because of our view that most undiscovered gas reserves in the Mid-Continent will be found at depths below 12,500 feet. In addition, we believe that our large 3-D seismic inventory, much of which is proprietary to Chesapeake, provides us with an advantage over our competitors, which largely prefer to drill shallower development wells. As a result of our aggressive land acquisition strategies and Oklahoma’s favorable forced-pooling regulations, we have been able to accumulate an onshore leasehold position of approximately 2.0 million net acres as of December 31, 2002. In addition, our technical teams have identified over 1,500 exploratory and developmental drillsites, representing more than five years of future drilling opportunities at our current rate of drilling. The El Paso and Vintage acquisitions will add to our existing land inventory and we have identified more than 300 additional potential drillsites associated with the properties to be acquired in these pending acquisitions.

•	Hedging Program. We have historically used and intend to continue using hedging programs to reduce the risks inherent in producing oil and natural gas, commodities that are extremely volatile in price. We believe this volatility is likely to continue and may even accelerate in the years ahead. We believe that a producer can use this volatility to its benefit by taking advantage of prices when they exceed historical norms. Over the past two years, we increased our oil and gas revenues by $201 million through net realized gains from oil and gas derivatives. We currently have gas hedging positions covering 116 bcf for 2003 at an average price of $4.70 per mcf. In addition, we have 90% of our projected oil production hedged for 2003 at an average NYMEX price of $27.78 per barrel of oil.

•	Entrepreneurial Management. Our management team formed Chesapeake in 1989 with an initial capitalization of $50,000. Through the following years, this management team has guided our company through operational challenges and extremes of oil and gas prices to create one of the ten largest independent natural gas producers in the United States. The company’s co-founders, Aubrey K. McClendon and Tom L. Ward, have been business partners in the oil and gas industry for 20 years and beneficially own approximately 11.1 million and 12.5 million of our common shares, respectively.

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

Production, Sales, Prices and Expenses

The following table sets forth information regarding the production volumes, oil and gas sales, average sales prices received and expenses for the periods indicated:

	Years Ended December 31,
	2002			2001			2000
	U.S.	Canada	Combined	U.S.	Canada	Combined	U.S.	Canada	Combined
Net Production:
Oil (mbbl)	3,466	—	3,466	2,880	—	2,880	3,068	—	3,068
Gas (mmcf)	160,682	—	160,682	135,096	9,075	144,171	103,694	12,077	115,771
Gas equivalent (mmcfe)	181,478	—	181,478	152,376	9,075	161,451	122,102	12,077	134,179
Oil and Gas Sales ($ in thousands):
Oil sales	$88,495	$—	$88,495	$69,602	$—	$69,602	$89,209	$—	$89,209
Oil derivatives – realized gains (losses)	(1,092)	—	(1,092)	7,920	—	7,920	(8,256)	—	(8,256)
Oil derivatives – unrealized gains (losses)	(7,369)	—	(7,369)	5,116	—	5,116	—	—	—

Total oil sales	$80,034	$—	$80,034	$82,638	$—	$82,638	$80,953	$—	$80,953

Gas sales	$470,913	$—	$470,913	$528,608	$31,928	$560,536	$377,695	$33,826	$411,521
Gas derivatives – realized gains (losses)	97,138	—	97,138	97,471	—	97,471	(22,304)	—	(22,304)
Gas derivatives – unrealized gains (losses)	(79,898)	—	(79,898)	79,673	—	79,673	—	—	—

Total gas sales	$488,153	$—	$488,153	$705,752	$31,928	$737,680	$355,391	$33,826	$389,217

Total oil and gas sales	$568,187	$—	$568,187	$788,390	$31,928	$820,318	$436,344	$33,826	$470,170

Average Sales Price (excluding gains (losses) on derivatives):
Oil ($ per bbl)	$25.53	$—	$25.53	$24.17	$—	$24.17	$29.08	$—	$29.08
Gas ($ per mcf)	$2.93	$—	$2.93	$3.91	$3.52	$3.89	$3.64	$2.80	$3.55
Gas equivalent ($ per mcfe)	$3.08	$—	$3.08	$3.93	$3.52	$3.90	$3.82	$2.80	$3.73
Average Sales Price (including realized gains (losses) on derivatives):
Oil ($ per bbl)	$25.22	$—	$25.22	$26.92	$—	$26.92	$26.39	$—	$26.39
Gas ($ per mcf)	$3.54	$—	$3.54	$4.63	$3.52	$4.56	$3.43	$2.80	$3.36
Gas equivalent ($ per mcfe)	$3.61	$—	$3.61	$4.62	$3.52	$4.56	$3.57	$2.80	$3.50
Expenses ($ per mcfe):
Production expenses	$0.54	$—	$0.54	$0.48	$0.26	$0.47	$0.38	$0.32	$0.37
Production taxes	$0.17	$—	$0.17	$0.22	$—	$0.20	$0.20	$—	$0.19
General and administrative	$0.10	$—	$0.10	$0.09	$0.11	$0.09	$0.09	$0.17	$0.10
Depreciation, depletion and amortization	$1.22	$—	$1.22	$1.08	$0.90	$1.07	$0.76	$0.71	$0.75

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

	Oil (mbbl)	Gas (mmcf)	Gas Equivalent (mmcfe)	Percent of Proved Reserves	Present Value ($ in thousands)
Mid-Continent	21,262	1,775,128	1,902,702	86%	$3,189,592
Gulf Coast	4,006	117,786	141,819	6%	281,749
Permian Basin	7,191	69,518	112,663	5%	180,689
Williston Basin	5,122	6,841	37,576	2%	61,136
Other areas	6	10,328	10,365	1%	4,479

Total	37,587	1,979,601	2,205,125	100%	$3,717,645	(a)

(a)	The standardized measure of discounted future net cash flows at December 31, 2002 was $2,833,918,000.

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

Development, Exploration, Acquisition and Divestiture Activities

The following table sets forth historical cost information regarding our development, exploration, acquisition and divestiture activities during the periods indicated:

	Years Ended December 31,
	2002	2001	2000
	($ in thousands)
Development and leasehold costs (a)	$296,426	$346,114	$148,608
Exploration costs	89,422	47,945	24,658
Acquisition costs:
Proved properties	316,583	669,201	75,285
Unproved properties	14,000	35,132	3,625
Deferred income taxes	62,398	36,309	—
Sales of oil and gas properties	(839)	(151,444)	(1,529)
Capitalized internal costs	16,981	12,914	10,194

Total	$794,971	$996,171	$260,841

(a)	Includes $120 million, $121 million and $54 million of expenditures in 2002, 2001 and 2000, respectively, related to properties carried as proved undeveloped locations in the prior year’s reserve reports. Included in our reserve report as of December 31, 2002 are estimated future development costs of $570 million related to the development of proved undeveloped reserves ($248 million in 2003, $203 million in 2004 and $119 million in 2005). Historically and in the future Chesapeake’s development drilling schedules are subject to revision and reprioritization throughout the year, resulting from unknowable factors such as the success in one developmental drilling prospect leading to an additional drilling opportunity, rig availability, title issues or delays, and the effect that acquisitions may have on prioritizing development drilling plans.

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

Marketing

Chesapeake’s oil production is sold under market sensitive or spot price contracts. Our natural gas production is sold to purchasers under percentage-of-proceeds or percentage-of-index contracts and by direct marketing to end users or aggregators. By the terms of the percentage-of-proceeds contracts, we receive a percentage of the resale price received by the purchaser for sales of residue gas and natural gas liquids recovered after gathering and processing our gas. These purchasers sell the residue gas and natural gas liquids based primarily on spot market prices. The revenue we receive from the sale of natural gas liquids is included in natural gas sales. Under percentage-of-index contracts, the price per mmbtu we receive for our gas at the wellhead is tied to indexes published in Inside FERC or Gas Daily. During 2002, sales to Continental Natural Gas and Duke Energy Field Services of $90.2 million and $71.4 million, respectively, accounted for 22% of our total revenues. Management believes that the loss of one of these customers would not have a material adverse effect on our results of operations or our financial position. Other than the purchasers noted above, no other customer accounted for more than 10% of total revenues in 2002.

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

Our revenues, operating results, profitability, future rate of growth and the carrying value of our oil and gas properties depend primarily upon the prices we receive for the oil and gas we sell. Prices also affect the amount of cash flow available for capital expenditures and our ability to borrow money or raise additional capital. The amount we can borrow from banks is subject to periodic redeterminations based on prices specified by our bank group at the time of redetermination. In addition, we may have ceiling test write-downs in the future if prices fall significantly.

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

As of December 31, 2002, we had long-term indebtedness of $1.7 billion, none of which was bank indebtedness. As of February 21, 2003, we had long-term indebtedness of $1.76 billion, $104 million of which was bank indebtedness. As of March 31, 2003, we had $1.98 billion in long-term indebtedness, none of which was bank indebtedness, plus preferred stock outstanding having an aggregate liquidation preference of $349.9 million. Our long-term indebtedness represented 65% of our total book capitalization at December 31, 2002. We expect to be highly leveraged in the foreseeable future.

Our level of indebtedness and preferred stock affects our operations in several ways, including the following:

•	a significant portion of our cash flows must be used to service our indebtedness; and our business may not generate sufficient cash flow from operations to enable us to continue to meet our obligations under our indebtedness and our stated dividends on our preferred stock;

•	a high level of debt increases our vulnerability to general adverse economic and industry conditions;

•	the covenants contained in the agreements governing our outstanding indebtedness limit our ability to borrow additional funds, dispose of assets, pay dividends and make certain investments;

•	our debt covenants may also affect our flexibility in planning for, and reacting to, changes in the economy and in our industry; and the rights and preferences applicable to our preferred stock may limit our ability to pay dividends on our preferred stock and

•	a high level of debt and preferred stock may impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, or other general corporate purposes.

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

Our industry is extremely competitive.

Competition in the oil and natural gas industry is intense, and many of our competitors have greater financial and other resources than we do.

We operate in the highly competitive areas of oil and natural gas acquisition, development, exploitation, exploration and production. We face intense competition from both major and other independent oil and natural gas companies in each of the following areas:

•	seeking to acquire desirable producing properties or new leases for future exploration; and

•	seeking to acquire the equipment and expertise necessary to develop and operate our properties.

Many of our competitors have financial and other resources substantially greater than ours, and some of them are fully integrated oil companies. These companies may be able to pay more for development prospects and productive oil and natural gas properties and may be able to define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit. Our ability to develop and exploit our oil and natural gas properties and to acquire additional properties in the future will depend upon our ability to successfully conduct operations, evaluate and select suitable properties and consummate transactions in this highly competitive environment.

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

The actual quantities and present value of our proved reserves may prove to be lower than we have estimated.

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

At December 31, 2002, approximately 26% of our estimated proved reserves by volume were undeveloped. Recovery of undeveloped reserves requires significant capital expenditures and successful drilling operations. These reserve estimates include the assumption that we will make significant capital expenditures to develop the reserves, including $248 million in 2003. You should be aware that the estimated costs may not be accurate, development may not occur as scheduled and results may not be as estimated.

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

We may not have funds sufficient to make the significant capital expenditures required to replace our reserves.

Our exploration, development and acquisition activities require substantial capital expenditures. Historically, we have funded our capital expenditures through a combination of cash flows from operations, our bank credit facility and debt and equity issuances. Future cash flows are subject to a number of variables, such as the level of production from existing wells, prices of oil and gas, and our success in developing and producing new reserves. If revenue were to decrease as a result of lower oil and gas prices or decreased production, and our access to capital were limited, we would have a reduced ability to replace our reserves. If our cash flows from operations are not sufficient to fund our capital expenditure budget, we may not be able to access additional bank debt, debt or equity or other methods of financing to meet these requirements.

If we are not able to replace reserves, we may not be able to sustain production.

Our future success depends largely upon our ability to find, develop or acquire additional oil and gas reserves that are economically recoverable. Unless we replace the reserves we produce through successful development, exploration or acquisition activities, our proved reserves will decline over time. In addition, approximately 26% of our total estimated proved reserves by volume at December 31, 2002 were undeveloped. By their nature, estimates of undeveloped reserves are less certain. Recovery of such reserves will require significant capital expenditures and successful drilling operations. We may not be able to successfully find and produce reserves economically in the future. In addition, we may not be able to acquire proved reserves at acceptable costs.

Acquisitions may prove to be worth less than we paid because of uncertainties in evaluating recoverable reserves and potential liabilities.

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

Additionally, significant acquisitions can change the nature of our operations and business depending upon the character of the acquired properties, which may have substantially different operating and geological characteristics or be in different geographic locations than our existing properties. For example, we might decide to pursue acquisitions or properties located in geographic regions other than the Mid-Continent region. To the extent that such acquired properties are substantially different from our existing properties, our ability to efficiently realize the economic benefits of such transactions may be limited.

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

Our liability for environmental hazards includes those created either by the previous owners of properties that we purchase or lease or by acquired companies prior to the date we acquire them. We maintain insurance against some, but not all, of the risks described above. Our insurance may not be adequate to cover casualty losses or liabilities. Also, in the future we may not be able to continue to obtain insurance at premium levels that justify its purchase.

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

We depend, and will continue to depend in the foreseeable future, on the services of our officers and key employees with extensive experience and expertise in evaluating and analyzing producing oil and gas properties and drilling prospects, maximizing production from oil and gas properties, marketing oil and gas production, and developing and executing financing and hedging strategies. Our ability to retain our officers and key employees is important to our continued success and growth. The unexpected loss of the services of one or more of these individuals could have a detrimental effect on our business. We do not maintain key person life insurance on any of our personnel.

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

Proved Developed Reserves. Reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Additional oil and gas expected to be obtained through the application of fluid injection or other improved recovery techniques for supplementing the natural forces and mechanisms of primary recovery should be included as “proved developed reserves” only after testing by a pilot project or after the operation of an installed program has confirmed through production responses that increased recovery will be achieved.

Proved Reserves. The estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made. Reservoirs are considered proved if economic producibility is supported by either actual production or conclusive formation test. The area of a reservoir considered proved includes (a) that portion delineated by drilling and defined by gas-oil and/or oil-water contacts, if any, and (b) the immediately adjoining portions not yet drilled, but which can be reasonably judged as economically productive on the basis of available geological and engineering data. In the absence of information on fluid contacts, the lowest known structural occurrence of hydrocarbons controls the lower proved limit of the reservoir. Reserves which can be produced economically through application of improved recovery techniques (such as fluid injection) are included in the “proved” classification when successful testing by a pilot project, or the operation of an installed program in the reservoir, provides support for the engineering analysis on which the project or program was based.

Proved Undeveloped Location. A site on which a development well can be drilled consistent with spacing rules for purposes of recovering proved undeveloped reserves.

Proved Undeveloped Reserves. Reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage are limited to those drilling units offsetting productive units that are reasonably certain of production when drilled. Proved reserves for other undrilled units can be claimed only where it can be demonstrated with certainty that there is continuity of production from the existing productive formation. Proved undeveloped reserves may not include estimates attributable to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual tests in the area and in the same reservoir.

Royalty Interest. An interest in an oil and gas property entitling the owner to a share of oil or gas production free of costs of production.

Standardized Measure of Discounted Future Net Cash Flows. The discounted future net cash flows relating to proved reserves based on year-end prices, costs and statutory tax rates (adjusted for permanent differences) and a 10-percent annual discount rate.

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

Written Put Option. An option, exercisable by the buyer, to require the seller (writer) to sell a specified amount of a commodity at an agreed upon price and time. The buyer pays the seller (writer) a premium for entering into the transaction.

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

During the year ended December 31, 2002, we participated in 708 gross (279.2 net) wells, 269 of which we operated. A summary of our development, exploration, acquisition and divestiture activities by operating area is as follows:

	Gross Wells Drilled	Net Wells Drilled	Capital Expenditures—Oil and Gas Properties
			Drilling	Leasehold	Sub-Total	Acquisition	Sales of Properties	Total
			($ in thousands)
Mid-Continent	673	263.1	$322,407	$37,421	$359,828	$391,705	$(839)	$750,694
Gulf Coast	13	6.3	20,944	3,724	24,668	397	—	25,065
Permian Basin	19	8.8	10,318	3,589	13,907	2	—	13,909
Williston Basin and other	3	1.0	4,426	—	4,426	877	—	5,303

Total	708	279.2	$358,095	$44,734	$402,829	$392,981	$(839)	$794,971

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

Primary Operating Area

Mid-Continent. Chesapeake’s Mid-Continent proved reserves of 1,903 bcfe represented 86% of our total proved reserves as of December 31, 2002, and this area produced 147.3 bcfe, or 81%, of our 2002 production. During 2002, we invested approximately $322.4 million to drill 673 (263.1 net) wells in the Mid-Continent. We anticipate spending approximately 90% to 95% of our total budget for exploration and development activities in the Mid-Continent region during 2003. We anticipate the Mid-Continent will contribute approximately 194 bcfe, or 84%, of expected total production during 2003. Substantially all of our budgeted production is expected to come from proved reserves estimated as of December 31, 2002.

Secondary Operating Areas

Gulf Coast. Chesapeake’s Gulf Coast proved reserves (consisting primarily of the Deep Giddings Field in Texas and the Austin Chalk and Tuscaloosa Trends in Louisiana) represented 142 bcfe, or 6%, of our total proved reserves as of December 31, 2002. During 2002, the Gulf Coast assets produced 23.3 bcfe, or 13%, of our total production. During 2002, we invested approximately $20.9 million to drill 13 (6.3 net) wells in the Gulf Coast. We anticipate the Gulf Coast will contribute approximately 26 bcfe, or 11%, of expected total production during 2003. Substantially all of our budgeted production is expected to come from proved reserves estimated as of December 31, 2002. We anticipate spending approximately 5% of our total budget for exploration and development activities in the Gulf Coast region during 2003.

Permian Basin. Chesapeake’s Permian Basin proved reserves (consisting primarily of the Lovington area in New Mexico) represented 113 bcfe, or 5%, of our total proved reserves as of December 31, 2002. During 2002, the Permian assets produced 7.6 bcfe, or 4%, of our total production. We anticipate the Permian Basin will contribute approximately 8 bcfe, or 3%, of expected total production during 2003. Substantially all of our budgeted production is expected to come from proved reserves estimated as of December 31, 2002. During 2002, we invested approximately $10.3 million to drill 19 (8.8 net) wells in the Permian Basin. For 2003, we anticipate spending approximately 2% of our total budget for exploration and development activities in the Permian Basin.

In September 2002, we announced our intention to dispose of our assets in the Permian Basin, either by a cash sale or an exchange for Mid-Continent properties. We have decided not to divest the Permian Basin assets as a result of recent favorable drilling results and higher oil and gas prices.

Williston Basin. Chesapeake’s Williston Basin proved reserves represented 38 bcfe, or 2%, of our total proved reserves as of December 31, 2002. During 2002, the Williston assets produced 3.2 bcfe, or 2%, of our total production. We anticipate the Williston Basin will contribute approximately 4 bcfe, or 2%, of expected total production during 2003. Substantially all of our budgeted production is expected to come from proved reserves estimated as of December 31, 2002. During 2002, we invested approximately $4.4 million to drill 3 (1.0 net) wells in the Williston Basin. For 2003, we have not budgeted any exploration and development activities in the Williston Basin.

Oil and Gas Reserves

The tables below set forth information as of December 31, 2002 with respect to our estimated proved reserves, the associated estimated future net revenue and the present value at such date. Ryder Scott Company L.P. evaluated 20%, Lee Keeling and Associates evaluated 23%, Netherland, Sewell & Associates, Inc. evaluated 20% and Williamson Petroleum Consultants, Inc. evaluated 10% of our combined discounted future net revenues from our estimated proved reserves at December 31, 2002. The remaining 27% was evaluated internally by our engineers. All estimates were prepared based upon a review of production histories and other geologic, economic, ownership and engineering data we developed. The present value of estimated future net revenue shown is not intended to represent the current market value of the estimated oil and gas reserves we own.

Estimated Proved Reserves as of December 31, 2002	Oil (mbbl)	Gas (mmcf)	Total (mmcfe)
Proved developed	28,111	1,458,284	1,626,952
Proved undeveloped	9,476	521,317	578,173

Total proved	37,587	1,979,601	2,205,125

Estimated Future Net Revenue as of December 31, 2002(a)	Proved Developed	Proved Undeveloped	Total Proved
	($ in thousands)
Estimated future net revenue	$5,213,550	$1,545,319	$6,758,869
Present value of future net revenue	$2,849,681	$867,964	$3,717,645	(b)

(a)	Estimated future net revenue represents the estimated future gross revenue to be generated from the production of proved reserves, net of estimated production and future development costs, using prices and costs in effect at December 31, 2002. The amounts shown do not give effect to non-property related expenses, such as corporate general and administrative expenses, debt service and future income tax expense or to depreciation, depletion and amortization. The prices used in the external and internal reports yield weighted average wellhead prices of $30.18 per barrel of oil and $4.28 per mcf of gas. These prices should not be interpreted as a prediction of future prices.
(b)	The standardized measure of discounted future net cash flows at December 31, 2002 was $2,833,918,000.

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

There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond Chesapeake’s control. The reserve data represent only estimates. Reserve engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact way, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, estimates made by different engineers often vary. In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revision of such estimates, and such revisions may be material. Accordingly, reserve estimates are often different from the actual quantities of oil and gas that are ultimately recovered. Furthermore, the estimated future net revenue from proved reserves and the associated present value are based upon certain assumptions, including prices, future production levels and cost, that may not prove correct. The foregoing uncertainties are particularly true as to proved undeveloped reserves, which are inherently less certain than proved developed reserves and which comprise a significant portion of our proved reserves. In addition, the estimated future net revenue from proved reserves and the associated present value does not include any estimates of corporate overhead, debt service costs, future income tax expense, or depreciation, depletion and amortization expense.

See Item 1 “Business” and note 11 of notes to consolidated financial statements included in Item 8 for a description of drilling, production and other information regarding our oil and gas properties.

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

ITEM 6. Selected Financial Data

The following table sets forth selected consolidated financial data of Chesapeake for the twelve months ended December 31, 2002, 2001, 2000, 1999 and 1998. The data are derived from our audited consolidated financial statements revised to reflect the reclassification of certain items, as more fully described in Note 16 of Notes to Consolidated Financial Statements. Our acquisition of Gothic Energy Corporation in the first quarter of 2001, and the divestiture of our Canadian assets in October 2001, materially affect the comparability of the selected financial data for 2001 and 2000. The Gothic acquisition was accounted for using the purchase method. The table should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements, including the notes, appearing in Items 7 and 8 of this report.

	Years Ended December 31,
	2002	2001	2000	1999	1998
	($ in thousands, except per share data)
	(Revised)	(Revised)
Statement of Operations Data:
Revenues:
Oil and gas sales	$568,187	$820,318	$470,170	$280,445	$256,887
Oil and gas marketing sales	170,315	148,733	157,782	74,501	121,059

Total revenues	738,502	969,051	627,952	354,946	377,946

Operating costs:
Production expenses	98,191	75,374	50,085	46,298	51,202
Production taxes	30,101	33,010	24,840	13,264	8,295
General and administrative	17,618	14,449	13,177	13,477	19,918
Oil and gas marketing expenses	165,736	144,373	152,309	71,533	119,008
Oil and gas depreciation, depletion and amortization	221,189	172,902	101,291	95,044	146,644
Depreciation and amortization of other assets	14,009	8,663	7,481	7,810	8,076
Impairment of oil and gas properties	—	—	—	—	826,000
Impairment of other assets	—	—	—	—	55,000

Total operating costs	546,844	448,771	349,183	247,426	1,234,143

Income (loss) from operations	191,658	520,280	278,769	107,520	(856,197)

Other income (expense):
Interest and other income	7,340	2,877	3,649	8,562	3,926
Interest expense	(112,031)	(98,321)	(86,256)	(81,052)	(68,249)
Loss on investment in Seven Seas	(17,201)	—	—	—	—
Loss on repurchases of debt	(2,626)	(76,667)	—	—	(13,334)
Impairments of investments in securities	—	(10,079)	—	—	—
Gain on sale of Canadian subsidiary	—	27,000	—	—	—
Gothic standby credit facility costs	—	(3,392)	—	—	—

Total other income (expense)	(124,518)	(158,582)	(82,607)	(72,490)	(77,657)

Income (loss) before income taxes	67,140	361,698	196,162	35,030	(933,854)
Provision (benefit) for income taxes	26,854	144,292	(259,408)	1,764	—

Net income (loss)	40,286	217,406	455,570	33,266	(933,854)
Preferred stock dividends	(10,117)	(2,050)	(8,484)	(16,711)	(12,077)
Gain on redemption of preferred stock	—	—	6,574	—	—

Net income (loss) available to common shareholders	$30,169	$215,356	$453,660	$16,555	$(945,931)

Earnings (loss) per common share—
Basic	$0.18	$1.33	$3.52	$0.17	$(9.97)
Assuming Dilution	$0.17	$1.25	$3.01	$0.16	$(9.97)
Cash dividends declared per common share	$0.06	$—	$—	$—	$0.04

Cash Flow Data:
Cash provided by operating activities before changes in working capital	$412,517	$518,563	$305,804	$138,727	$117,500
Cash provided by operating activities	432,531	553,737	314,640	145,022	94,639
Cash used in investing activities	779,745	670,105	325,229	153,908	548,050
Cash provided by (used in) financing activities	477,257	234,507	(27,740)	13,102	363,797
Effect of exchange rate changes on cash	—	(545)	(329)	4,922	(4,726)
Balance Sheet Data (at end of period):
Total assets	$2,875,608	$2,286,768	$1,440,426	$850,533	$812,615
Long-term debt, net of current maturities	1,651,198	1,329,453	944,845	964,097	919,076
Stockholders’ equity (deficit)	907,875	767,407	313,232	(217,544)	(248,568)

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following table sets forth certain information regarding the production volumes, oil and gas sales, average sales prices received and expenses for the periods indicated:

	Years Ended December 31,
	2002	2001	2000
Net Production:
Oil (mbbl)	3,466	2,880	3,068
Gas (mmcf)	160,682	144,171	115,771
Gas equivalent (mmcfe)	181,478	161,451	134,179
Oil and Gas Sales ($ in thousands):
Oil sales	$88,495	$69,602	$89,209
Oil derivatives – realized gains (losses)	(1,092)	7,920	(8,256)
Oil derivatives – unrealized gains (losses)	(7,369)	5,116	—

Total oil sales	80,034	82,638	80,953

Gas sales	470,913	560,536	411,521
Gas derivatives – realized gains (losses)	97,138	97,471	(22,304)
Gas derivatives – unrealized gains (losses)	(79,898)	79,673	—

Total gas sales	488,153	737.680	389,217

Total oil and gas sales	$568,187	$820,318	$470,170

Average Sales Price (excluding gains (losses) on derivatives):
Oil ($ per bbl)	$25.53	$24.17	$29.08
Gas ($ per mcf)	$2.93	$3.89	$3.55
Gas equivalent ($ per mcfe)	$3.08	$3.90	$3.73
Average Sales Price (excluding unrealized gains (losses) on derivatives):
Oil ($ per bbl)	$25.22	$26.92	$26.39
Gas ($ per mcf)	$3.54	$4.56	$3.36
Gas equivalent ($ per mcfe)	$3.61	$4.56	$3.50
Expenses ($ per mcfe):
Production expenses and taxes	$0.71	$0.67	$0.56
General and administrative	$0.10	$0.09	$0.10
Depreciation, depletion and amortization	$1.22	$1.07	$0.75

Net Wells Drilled	279	245	177

Net Wells at End of Period	4,237	3,572	2,697

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

On February 25, 2003, we announced a proposed private placement of $300 million in aggregate principal amount of senior notes, a proposed public offering of 20,000,000 shares of common stock pursuant to our existing shelf registration statement and a proposed private placement of $200 million of convertible preferred stock. There is no assurance these proposed offerings will be completed or, if they are completed, that they will be completed for the amount contemplated.

Results of Operations

General. For the year ended December 31, 2002, Chesapeake had net income of $40.3 million, or $0.17 per diluted common share, on total revenues of $738.5 million. This compares to net income of $217.4 million, or $1.25 per diluted common share, on total revenues of $969.1 million during the year ended December 31, 2001, and net income of $455.6 million, or $3.01 per diluted common share, on total revenues of $628.0 million during the year ended December 31, 2000. The 2002 net income includes, on a pre-tax basis, $88.0 million in net unrealized losses on oil and gas and interest rate derivatives, a $17.2 million impairment of our investment in Seven Seas Petroleum, Inc. and a $2.6 million loss on repurchases of debt. The 2001 net income included, on a pre-tax basis, $84.8 million in net unrealized gains on oil and gas derivatives, a $10.1 million impairment of certain equity investments, a $27.0 million gain on the sale of our Canadian subsidiary, a $3.4 million cost for an unsecured standby credit facility associated with the acquisition of Gothic Energy Corporation and a $76.7 million loss on repurchases of debt. Net income in 2000 was significantly enhanced by the reversal of a deferred tax valuation allowance in the amount of $265.0 million. The reversal related to Chesapeake’s expected ability to generate sufficient future taxable income to utilize net operating losses prior to their expiration.

Oil and Gas Sales. During 2002, oil and gas sales were $568.2 million versus $820.3 million in 2001 and $470.2 million in 2000. In 2002, Chesapeake produced 181.5 bcfe at a weighted average price of $3.61 per mcfe, compared to 161.5 bcfe produced in 2001 at a weighted average price of $4.56 per mcfe, and 134.2 bcfe produced in 2000 at a weighted average price of $3.50 per mcfe (weighted average prices for all years discussed exclude the effect of unrealized gains (losses) on derivatives). The decline in prices in 2002 resulted in a decline in revenue of $172 million offset by $92 million due to increased production, for a net decrease in revenues of $80 million (excluding unrealized gains (losses) on oil and gas derivatives). The increase in 2001 revenues (excluding unrealized gains (losses) on oil and gas derivatives) over 2000 revenues of $265 million is due to increased prices ($171 million) and increased production ($94 million).

The change in oil and gas prices has a significant impact on our oil and gas revenues and cash flows. Assuming the 2002 production levels, a change of $0.10 per mcf would result in an increase/decrease in revenues and cash flow of approximately $16 million and $15 million, respectively, and a change of $1.00 per barrel would result in an increase/decrease in revenues and cash flows of approximately $3.5 million and $3.3 million, respectively, without considering the effect of derivative activities.

For 2002, we realized an average price per barrel of oil of $25.22, compared to $26.92 in 2001 and $26.39 in 2000 (weighted average prices for all years discussed exclude the effect of unrealized gains (losses) on derivatives). Natural gas prices realized per mcf (excluding unrealized gains (losses) on derivatives) were $3.54, $4.56 and $3.36 in 2002, 2001 and 2000, respectively. Realized gains (losses) from our oil and gas derivatives resulted in a net increase in oil and gas revenues of $96.0 million or $0.53 per mcfe in 2002, a net increase of $105.4 million or $0.65 per mcfe in 2001 and a net decrease of $30.6 million or $0.23 per mcfe in 2000.

Effective January 1, 2001, we adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded at fair value and included in the consolidated balance sheet as assets or liabilities. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative and the resulting designation, which is established at the inception of a derivative. For derivative instruments designated as cash flow hedges, changes in fair value, to the extent the hedge is effective, are recognized in other comprehensive income until the hedged item is recognized in earnings. Any change in the fair value resulting from ineffectiveness, as defined by SFAS 133, is recognized immediately in oil and gas sales. For derivative instruments designated as fair value hedges (in accordance with SFAS 133), changes in fair value, as well as the offsetting changes in the estimated fair value of the hedged item attributable to the hedged risk, are recognized currently in earnings. Differences between the changes in the fair values of the hedged item and the derivative instrument, if any, represent gains or losses on ineffectiveness and are reflected currently in interest expense. Hedge effectiveness is measured at least quarterly based on the relative changes in fair value between the derivative contract and the hedged item over time. Changes in fair value of contracts that do not qualify as hedges or are not designated as hedges are also recognized currently in earnings. See “Hedging Activities” below and “Item 7A—Quantitative and Qualitative Disclosures about Market Risk” for additional information regarding our hedging activities.

Pursuant to SFAS 133, our cap-swaps, counter-swaps and basis protection swaps do not qualify for designation as cash flow hedges. Therefore, changes in fair value of these instruments that occur prior to their maturity, together with any change in fair value of cash flow hedges resulting from ineffectiveness, are reported currently in the consolidated statements of operations as unrealized gains (losses) within oil and gas sales. These unrealized gains (losses) do not represent cash gains or losses.

Rather, these amounts are temporary valuation swings in contracts or portions of contracts that are not entitled to receive SFAS 133 cash flow hedge accounting treatment.

Chesapeake recorded $87.3 million of net unrealized losses in 2002 on certain of our oil and gas derivatives that have not been designated as cash flow hedges in accordance with SFAS 133 compared to $84.8 million of net unrealized gains in 2001, and no such income (loss) in 2000.

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

Interest Expense. Interest expense increased to $112.0 million in 2002, compared to $98.3 million in 2001 and $86.3 million in 2000. The increase in 2002 is due to a $264 million increase in average long-term borrowings in 2002 compared to 2001. The increase in 2001 is due to a $260 million increase in average long-term borrowings in 2001 compared to 2000, partially offset by a decrease in the overall average interest rate. In addition to the interest expense reported, we capitalized $5.0 million of interest during 2002, compared to $4.7 million capitalized in 2001, and $2.4 million capitalized in 2000 on significant investments in unproved properties that were not being currently depreciated, depleted or amortized and on which exploration activities were in progress. Interest is capitalized using the weighted average interest rate on our outstanding borrowings. We expect 2003 interest expense to be between $0.65 and $0.70 per mcfe.

From time to time, we enter into derivative instruments designed to mitigate our exposure to the volatility in interest rates. For interest rate derivative instruments designated as fair value hedges (in accordance with SFAS 133), changes in fair value of interest rate derivatives are recorded on the consolidated balance sheets as assets (liabilities) and the debt’s carrying value amount is adjusted by the change in the fair value of the debt subsequent to the initiation of the derivative. Any resulting differences are recorded currently as ineffectiveness in the consolidated statements of operations as an adjustment to interest expense. Included in interest expense in 2002 are a realized gain of $6.1 million related to interest rate derivatives and a loss on ineffectiveness of $3.5 million. There were no such gains or losses in 2001 or 2000.

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

Loss on Repurchases of Debt. During 2002, we purchased and subsequently retired $107.9 million of our 7.875% senior notes due 2004 for total consideration of $112.9 million, including accrued interest of $1.3 million and $3.7 million of redemption premium partially offset by a $1.7 million gain from interest rate hedging activities associated with the retired debt. During 2001, we purchased or redeemed $500.0 million principal amount of our 9.625% senior notes, $202.3 million principal amount of the 11.125% senior secured notes of Gothic Production Corporation, a Chesapeake subsidiary, and $120.0 million principal amount of our 9.125% senior notes. The purchase and redemption of these notes included payment of aggregate make-whole and redemption premiums of $75.6 million and the write-off of unamortized debt costs and debt issue premiums resulting in a pre-tax loss of $76.7 million.

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

Provision (Benefit) for Income Taxes. Chesapeake recorded income tax expense of $26.9 million in 2002, compared to income tax expense of $144.3 million in 2001 and income tax benefit of $259.4 million in 2000. All income tax expense for 2002 is related to our domestic operations. Income tax expense for 2001 is comprised of $127.6 million related to our domestic operations, $7.1 million related to our Canadian operations and $9.6 million related to the sale of our Canadian subsidiary. The income tax benefit in 2000 was comprised of $5.6 million of income tax expense related to our Canadian operations and the reversal of a $265 million deferred tax valuation allowance which was established in prior years. The valuation allowance had been established due to uncertainty surrounding our ability to utilize extensive regular tax NOLs prior to their expiration. Based upon our results of operations as of December 31, 2000, the improved outlook for the natural gas industry and our projected results of future operations, we believed it was more likely than not that Chesapeake would be able to generate sufficient future taxable income to utilize our existing NOLs prior to their expiration. Consequently, we determined that a valuation allowance was no longer required at December 31, 2000. As of December 31, 2001, we determined that it was more likely than not that $2.4 million of the deferred tax assets related to Louisiana net operating losses will not be realized and we recorded a valuation allowance equal to such amounts. Our expectations remain unchanged as of December 31, 2002.

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

Hedging. From time to time, Chesapeake uses commodity price and financial risk management instruments to mitigate our exposure to price fluctuations in oil and natural gas and interest rates. Recognized gains and losses on derivative contracts are reported as a component of the related transaction. Results of oil and gas derivative transactions are reflected in oil and gas sales, and results of interest rate hedging transactions are reflected in interest expense. The changes in the fair value of derivative instruments not qualifying for designation as either cash flow or fair value hedges that occur prior to maturity are reported currently in the consolidated statement of operations as unrealized gains (losses) within oil and gas sales or interest expense.

Effective January 1, 2001, we adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded at fair value and included in the consolidated balance sheet as assets or liabilities. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative and the resulting designation, which is established at the inception of a derivative. For derivative instruments designated as cash flow hedges, changes in fair value, to the extent the hedge is effective, are recognized in other comprehensive income until the hedged item is recognized in earnings. Any change in the fair value resulting from ineffectiveness, as defined by SFAS 133, is recognized immediately in oil and gas sales. For derivative instruments designated as fair value hedges (in accordance with SFAS 133), changes in fair value, as well as the offsetting changes in the estimated fair value of the hedged item attributable to the hedged risk, are recognized currently in earnings. Differences between the changes in the fair values of the hedged item and the derivative instrument, if any, represent gains or losses on ineffectiveness and are reflected currently in interest expense. Hedge effectiveness is measured at least quarterly based on the relative changes in fair value between the derivative contract and the hedged item over time. Changes in fair value of contracts that do not qualify as hedges or are not designated as hedges are also recognized currently in earnings. See “Hedging Activities” below and “Item 7A—Quantitative and Qualitative Disclosures about Market Risk” for additional information regarding our hedging activities.

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

Due to the volatility of oil and natural gas prices and, to a lesser extent, interest rates, the company’s financial condition and results of operations can be significantly impacted by changes in the market value of our derivative instruments. As of December 31, 2002 and 2001, the net market value of our derivatives was a liability of $45 million and an asset of $157 million, respectively. With respect to our derivatives held as of December 31, 2002, an increase or decrease in natural gas prices of $0.25 per mmbtu would increase or decrease the estimated fair value of our derivatives by approximately $15.6 million. An increase or decrease in crude oil prices of $1.00 per barrel would increase or decrease the estimated fair value of our derivatives by approximately $3.5 million.

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

Proceeds from the sale of properties are accounted for as reductions of capitalized costs unless such sales involve a significant change in the relationship between costs and the value of proved reserves or the underlying value of unproved properties, in which case a gain or loss is recognized. No income is recognized in connection with contractual services provided by Chesapeake on properties in which we hold an economic interest.

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

Oil and gas mineral rights held under lease and other contractual arrangements representing the right to extract such reserves for both undeveloped and developed leaseholds may have to be classified separately from oil and gas properties as intangible assets on our consolidated balance sheets. In addition, the disclosures required by SFAS 141 and 142 relative to intangibles would be included in the notes to the consolidated financial statements. Historically, we, like many other oil and gas companies, have included these rights as part of oil and gas properties, even after SFAS 141 and 142 became effective.

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

As of December 31, 2002 and December 31, 2001, we had undeveloped leaseholds of approximately $72.5 million and $66.2 million, respectively, that would be classified on our consolidated balance sheet as “intangible undeveloped leasehold” and developed leaseholds of an estimated $581.9 million and $252.8 million, respectively, that would be classified as “intangible developed leasehold” if we applied the interpretation discussed above.

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

•	For swap instruments, we receive a fixed price for the hedged commodity and pay a floating market price, as defined in each instrument, to the counterparty. The fixed-price payment and the floating-price payment are netted, resulting in a net amount due to or from the counterparty.

•	For cap-swaps, Chesapeake receives a fixed price and pays a floating market price. The fixed price received by Chesapeake includes a premium in exchange for a “cap” limiting the counterparty’s exposure. In other words, there is no limit to Chesapeake’s exposure but there is a limit to the downside exposure of the counterparty. Because this derivative includes a written put option (i.e., the cap), cap-swaps do not qualify for designation as cash flow hedges (in accordance with SFAS 133) since the combination of the hedged item and the written put option do not provide as much potential for favorable cash flows as exposure to unfavorable cash flows.

•	Basis protection swaps are arrangements that guarantee a price differential of oil or gas from a specified delivery point. Chesapeake receives a payment from the counterparty if the price differential is greater than the stated terms of the contract and pays the counterparty if the price differential is less than the stated terms of the contract.

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

When Chesapeake enters into a counter-swap with the same counterparty, to the extent that a right of setoff exists in accordance with the FASB Interpretation No. 39, we net the value of the swap and the counter-swap.

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

Chesapeake enters into oil and gas derivative transactions in order to mitigate a portion of its exposure to adverse market changes in oil and gas commodity prices. Accordingly, we believe that any associated gains or losses from the derivative transactions should be reflected as adjustments to oil and gas sales on the consolidated statement of operations. Pursuant to SFAS 133, certain derivatives do not qualify for designation as cash flow hedges. Changes in the fair value of these non-qualifying derivatives that occur prior to their maturity (i.e., temporary fluctuations in value) are reported currently in the consolidated statements of operations as unrealized gains (losses) within oil and gas sales. Unrealized gains (losses) included in oil and gas sales in 2002 and 2001 were ($87.3) million and $84.8 million, respectively.

Following provisions of SFAS 133, changes in the fair value of derivative instruments designated as cash flow hedges, to the extent effective in offsetting cash flows attributable to hedged risk, are recorded in other comprehensive income. Any change in fair value resulting from ineffectiveness is recognized currently in oil and gas sales. We recorded a loss on ineffectiveness of $3.6 million in 2002 and a gain on ineffectiveness of $2.5 million in 2001.

The estimated fair values of our oil and gas derivative instruments as of December 31, 2002 and 2001 are provided below. The associated carrying values of these instruments are equal to the estimated fair values.

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

At the inception of the interest rate swap agreement, a portion of the interest rate swap was to convert $129.0 million of our 7.875% senior notes from fixed rate debt to variable rate debt. Under SFAS 133, a hedge of interest rate risk in a recognized fixed rate liability can be designated as a fair value hedge. The mark-to-market value of the portion of the swap designated as a hedge is therefore recorded on the consolidated balance sheets as an asset or liability with a corresponding increase or decrease in the carrying value of the debt. The fair value of the remaining portion of the swap that is not designated as a hedge is recorded on the consolidated balance sheets as an asset or liability with a corresponding increase or decrease to interest expense. During 2002, $107.9 million face value of the 7.875% senior notes was purchased and subsequently retired. In connection with the repurchase of the 7.875% senior notes, interest rate swap hedging gains of $1.8 million related to the debt repurchased were recognized and reduced the loss on repurchases of debt.

In July 2002, we closed the above interest rate swap for a cash settlement of $7.5 million. As of December 31, 2002, the remaining balance to be amortized as a reduction to interest expense was $0.7 million, which related to debt that remained outstanding. During 2002, $ 5.0 million was recorded as a reduction to interest expense.

In June 2002, we entered into an additional interest rate swap. The terms of this swap agreement are as follows:

Term	Notional Amount	Fixed Rate	Floating Rate
July 2002 – July 2004	$100,000,000	4.000%	U.S. six-month LIBOR in arrears

In July 2002, we closed this interest rate swap for a cash settlement of $1.1 million which was recorded as a reduction to interest expense.

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

Term	Notional Amount	Fixed Rate	Floating Rate
March 2004 – March 2012	$142,665,000	8.5%	U.S. six-month LIBOR plus 75 basis points

The interest rate swap would require Chesapeake to pay a fixed rate of 8.5% while the counterparty pays Chesapeake a floating rate of 6 month LIBOR in arrears plus 0.75%. Additionally, if the counterparty elects to enter into the interest rate swap on March 11, 2004, it may also elect to force Chesapeake to settle the transaction at the then current value of the interest rate swap.

This transaction does not alter Chesapeake’s ability to redeem the 8.5% senior notes. Instead, it locks-in the economics of a future call. If interest rates are high and the swaption is not “in-the-money”, the counterparty will likely not elect to enter into the interest rate swap, the swaption will expire, and Chesapeake will amortize the $7.8 million premium as a reduction to interest expense over the remaining life of the notes. If interest rates are low and the swaption is “in-the-money”, the counterparty will likely exercise the swaption and force Chesapeake to settle the transaction at the then current value of the interest rate swap, and Chesapeake will amortize both the $7.8 million premium and the amount paid to the counterparty to interest expense over the remaining life of the notes. If Chesapeake elects to refinance the 8.5% senior notes, any unamortized premium or loss remaining related to the swaption would be included in the gain (or loss) on the early extinguishment of debt.

According to SFAS 133, a fair value hedge relationship exists between the embedded call option in the 8.5% senior notes and the swaption agreement. The fair value of the swaption is recorded on the consolidated balance sheets as a liability, and the debt’s carrying amount is adjusted by the change in the fair value of the call option subsequent to the initiation of the swaption. Any resulting differences are recorded currently as ineffectiveness in the consolidated statements of operations as an adjustment to interest expense.

We have recorded an adjustment to the carrying amount of the debt of $18.8 million as of December 31, 2002. Since the inception of the swaption, we recorded the change in the fair market value of the swaption from a $7.8 million liability to a $30.1 million liability, an increase of $22.3 million. As part of recording the fair value hedge, we also recorded, as an adjustment to the carrying value of the debt, an $18.8 million increase in the fair value of the embedded call option. The difference between the two adjustments, $3.5 million representing ineffectiveness, was recorded as additional interest expense. Results of the interest rate swap, if initiated, will be reflected as adjustments to interest expense in the corresponding months.

Disclosures About Effects of Transactions with Related Parties

Since Chesapeake was founded in 1989, our chief executive officer and chief operating officer have acquired small working interests in certain of our oil and gas properties by participating in our drilling activities. As of December 31, 2002, we had accrued accounts receivable from our CEO and COO of $1.0 million and $1.0 million, respectively, representing their December 2002 joint interest billings which were billed on January 15, 2003 and paid on January 16, 2003. Joint interest billing accounts of the CEO and COO are settled in cash. Under their employment agreements, the CEO and COO are permitted to participate in all, or none, of the wells spudded by or on behalf of Chesapeake during each calendar quarter, but they are not allowed to only participate in selected wells. A participation election is required to be received by the Compensation Committee of Chesapeake’s board of directors 30 days prior to the start of a quarter. Their participation is permitted only under the terms outlined in their employment agreements, which, among other things, limit their individual participation to a maximum working interest of 2.5% in a well and prohibits participation in situations where Chesapeake’s working interest would be reduced below 12.5% as a result of their participation.

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

Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards or SFAS Nos. 141 and 142. SFAS 141, Business Combinations, requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 142, Goodwill and Other Intangible Assets, changes the accounting for goodwill from an amortization method to an impairment-only approach and was effective in January 2002. We have adopted these new standards, which have not had a significant effect on our results of operations or our financial position. See additional discussion of this statement above under the heading “Application of Critical Accounting Policies – Oil and Gas Properties”.

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS 143 is effective for fiscal years beginning after June 15, 2002 and establishes an accounting standard requiring the recording of the fair value of liabilities associated with the retirement of long-term assets (mainly plugging and abandonment costs for depleted wells) in the period in which the liability is incurred (at the time the wells are drilled). Accordingly, we adopted this standard in the first quarter of 2003. We expect the effect on our financial condition and results of operations at adoption will include an increase in liabilities of approximately $30 million and a cumulative effect for the change in accounting principle as an increase to earnings of approximately $2 million (net of income taxes). Subsequent to adoption, we do not expect this standard to have a material impact on our financial position or results of operations. The pro-forma effect on prior years’ financial condition and results of operations was not material.

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

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 is effective for fiscal years beginning after May 15, 2002. We have adopted this standard early and reclassified a $76.7 million pre-tax loss on repurchases of debt in 2001 from an extraordinary loss to an ordinary loss. See additional discussion in note 16 of notes to consolidated financial statements.

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

•	For swap instruments, we receive a fixed price for the hedged commodity and pay a floating market price, as defined in each instrument, to the counterparty. The fixed-price payment and the floating-price payment are netted, resulting in a net amount due to or from the counterparty.

•	For cap-swaps, Chesapeake receives a fixed price and pays a floating market price. The fixed price received by Chesapeake includes a premium in exchange for a “cap” limiting the counterparty’s exposure. In other words, there is no limit to Chesapeake’s exposure but there is a limit to the downside exposure of the counterparty. Because this derivative includes a written put option (i.e., the cap), cap-swaps do not qualify for designation as cash flow hedges (in accordance with SFAS 133) since the combination of the hedged item and the written put option do not provide as much potential for favorable cash flows as exposure to unfavorable cash flows.

•	Basis protection swaps are arrangements that guarantee a price differential of oil or gas from a specified delivery point. Chesapeake receives a payment from the counterparty if the price differential is greater than the stated terms of the contract and pays the counterparty if the price differential is less than the stated terms of the contract.

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

When Chesapeake enters into a counter-swap with the same counterparty, to the extent that a right of setoff exists in accordance with the FASB Interpretation No. 39, we net the value of the swap and the counter-swap.

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

Chesapeake enters into oil and gas derivative transactions in order to mitigate a portion of its exposure to adverse market changes in oil and gas commodity prices. Accordingly, we believe that any associated gains or losses from the derivative transactions should be reflected as adjustments to oil and gas sales on the consolidated statement of operations. Pursuant to SFAS 133, certain derivatives do not qualify for designation as cash flow hedges. Changes in the fair value of these non-qualifying derivatives that occur prior to their maturity (i.e., temporary fluctuations in value) are reported currently in the consolidated statements of operations as unrealized gains (losses) within oil and gas sales. Unrealized gains (losses) included in oil and gas sales in 2002 and 2001 were $(87.3) million and $84.8 million, respectively.

Following provisions of SFAS 133, changes in the fair value of derivative instruments designated as cash flow hedges, to the extent effective in offsetting cash flows attributable to hedged risk, are recorded in other comprehensive income. Any change in fair value resulting from ineffectiveness is recognized currently in oil and gas sales. We recorded a loss on ineffectiveness of $3.6 million in 2002 and a gain on ineffectiveness of $2.5 million in 2001. As of December 31, 2002, we had the following open oil and gas derivative instruments designed to hedge a portion of our oil and gas production for periods after December 2002:

	Volume	Average Strike Price	Weighted Average Put Strike Price	Weighted Average Differential to Mid- Continent Points	SFAS 133 Hedge	Fair Value at December 31, 2003 ($ in thousands)
Natural Gas (mmbtu):
Swaps:
2003	57,150,000	4.31	—	—	Yes	(21,523)
Cap-Swaps:
2003	51,100,000	3.60	2.60	—	No	(50,732)
Basis Protection Swaps:
2003	91,250,000	—	—	(0.15)	No	5,562
2004	91,500,000	—	—	(0.15)	No	1,925
2005	98,550,000	—	—	(0.16)	No	476
2006	36,500,000	—	—	(0.16)	No	120
2007	45,625,000	—	—	(0.16)	No	96
2008	45,750,000	—	—	(0.16)	No	34
2009	36,500,000	—	—	(0.16)	No	14
Counter-Swaps:
2003	45,700,000	3.74	—	—	No	37,048
Locked-Swaps:
2003	—	—	—	—	No	16,498

Total Gas						(10,482)

Oil (bbls):
Swaps:
2003	360,000	25.10	—	—	Yes	(1,799)
Cap-Swaps:
2003	3,015,000	28.10	—	—	No	(2,252)

Total Oil						(4,051)

Total Gas and Oil						$(14,533)

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

At the inception of the interest rate swap agreement, a portion of the interest rate swap was to convert $129.0 million of our 7.875% senior notes from fixed rate debt to variable rate debt. Under SFAS 133, a hedge of interest rate risk in a recognized fixed rate liability can be designated as a fair value hedge. The mark-to-market value of the portion of the swap designated as a hedge is therefore recorded on the consolidated balance sheets as an asset or liability with a corresponding increase or decrease in the carrying value of the debt. The fair value of the remaining portion of the swap that is not designated as a hedge is recorded on the consolidated balance sheets as an asset or liability with a corresponding increase or decrease to interest expense. During 2002, $107.9 million face value of the 7.875% senior notes was purchased and subsequently retired. In connection with the repurchase of the 7.875% senior notes, interest rate swap hedging gains of $1.8 million related to the debt repurchased were recognized and reduced the loss on repurchases of debt.

In July 2002, we closed the above interest rate swap for a cash settlement of $7.5 million. As of December 31, 2002, the remaining balance to be amortized as a reduction to interest expense was $0.7 million, which related to debt that remained outstanding. During 2002, $5.0 million was recorded as a reduction to interest expense.

In June 2002, we entered into an additional interest rate swap. The terms of this swap agreement are as follows:

Term	Notional Amount	Fixed Rate	Floating Rate
July 2002 – July 2004	$100,000,000	4.000%	U.S. six-month LIBOR in arrears

In July 2002, we closed this interest rate swap for a cash settlement of $1.1 million which was recorded as a reduction to interest expense.

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

Term	Notional Amount	Fixed Rate	Floating Rate
March 2004 – March 2012	$142,665,000	8.5%	U.S. six-month LIBOR plus 75 basis points

The interest rate swap would require Chesapeake to pay a fixed rate of 8.5% while the counterparty pays Chesapeake a floating rate of 6 month LIBOR in arrears plus 0.75%. Additionally, if the counterparty elects to enter into the interest rate swap on March 11, 2004, it may also elect to force Chesapeake to settle the transaction at the then current value of the interest rate swap.

This transaction does not alter Chesapeake’s ability to redeem the 8.5% senior notes. Instead, it locks-in the economics of a future call. If interest rates are high and the swaption is not “in-the-money”, the counterparty will likely not elect to enter into the interest rate swap, the swaption will expire, and Chesapeake will amortize the $7.8 million premium as a reduction to interest expense over the remaining life of the notes. If interest rates are low and the swaption is “in-the-money”, the counterparty will likely exercise the swaption and force Chesapeake to settle the transaction at the then current value of the interest rate swap, and Chesapeake will amortize both the $7.8 million premium and the amount paid to the counterparty to interest expense over the remaining life of the notes. If Chesapeake elects to refinance the 8.5% senior notes, any unamortized premium or loss remaining related to the swaption would be included in the gain (or loss) on the early extinguishment of debt.

According to SFAS 133, a fair value hedge relationship exists between the embedded call option in the 8.5% senior notes and the swaption agreement. The fair value of the swaption is recorded on the consolidated balance sheets as a liability, and the debt’s carrying amount is adjusted by the change in the fair value of the call option subsequent to the initiation of the swaption. Any resulting differences are recorded currently as ineffectiveness in the consolidated statements of operations as an adjustment to interest expense.

We have recorded an adjustment to the carrying amount of the debt of $18.8 million as of December 31, 2002. Since the inception of the swaption, we recorded the change in the fair market value of the swaption from a $7.8 million liability to a $30.1 million liability, an increase of $22.3 million. As part of recording the fair value hedge, we also recorded, as an adjustment to the carrying value of the debt, an $18.8 million increase in the fair value of the embedded call option. The difference between the two adjustments, $3.5 million representing ineffectiveness, was recorded as additional interest expense. Results of the interest rate swap, if initiated, will be reflected as adjustments to interest expense in the corresponding months.

Interest Rate Risk

The table below presents principal cash flows and related weighted average interest rates by expected maturity dates. The fair value of the fixed-rate long-term debt has been estimated based on quoted market prices.

	December 31, 2002
	Years of Maturity
	2003	2004	2005	2006	2007	Thereafter	Total		Fair Value
	($ in millions)
Liabilities:
Long-term debt, including current portion— fixed rate	$—	$42.1	$—	$—	$—	$1,642.7	$1,684.8	(1)	$1,744.7
Average interest rate	—	7.9%	—	—	—	8.3%	8.3%		8.3%

(1)	This amount does not include the discount included in long-term debt of $15.5 million, the effect of interest rate swaps of $0.7 million and the effect of the swaption of ($18.8) million.

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

In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 8 of the Form 10-K/A present fairly, in all material respects, the financial position of Chesapeake Energy Corporation and its subsidiaries (the “Company”) at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule also listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, in 2001, the Company changed its method of accounting for its hedging activities as a result of adopting the provisions of Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities”.

As discussed in Note 16 to the consolidated financial statements, the Company has revised its Consolidated Statements of Operations for the years ended December 31, 2002 and 2001.

PricewaterhouseCoopers LLP

Oklahoma City, Oklahoma

February 24, 2003, except for the information in Note 1 under the caption “Leasehold Costs” and Note 16, as to which the date is September 9, 2003.

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

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2002	2001	2000
	(in thousands, except per share data)
	(Revised—Note 16)
REVENUES:
Oil and gas sales	$568,187	$820,318	$470,170
Oil and gas marketing sales	170,315	148,733	157,782

Total Revenues	738,502	969,051	627,952

OPERATING COSTS:
Production expenses	98,191	75,374	50,085
Production taxes	30,101	33,010	24,840
General and administrative	17,618	14,449	13,177
Oil and gas marketing expenses	165,736	144,373	152,309
Oil and gas depreciation, depletion and amortization	221,189	172,902	101,291
Depreciation and amortization of other assets	14,009	8,663	7,481

Total Operating Costs	546,844	448,771	349,183

INCOME FROM OPERATIONS	191,658	520,280	278,769

OTHER INCOME (EXPENSE):
Interest and other income	7,340	2,877	3,649
Interest expense	(112,031)	(98,321)	(86,256)
Loss on investment in Seven Seas	(17,201)	—	—
Loss on repurchases of debt	(2,626)	(76,667)	—
Impairments of investments in securities	—	(10,079)	—
Gain on sale of Canadian subsidiary	—	27,000	—
Gothic standby credit facility costs	—	(3,392)	—

Total Other Income (Expense)	(124,518)	(158,582)	(82,607)

INCOME BEFORE INCOME TAXES	67,140	361,698	196,162
PROVISION (BENEFIT) FOR INCOME TAXES	26,854	144,292	(259,408)

NET INCOME	40,286	217,406	455,570
PREFERRED STOCK DIVIDENDS	(10,117)	(2,050)	(8,484)
GAIN ON REDEMPTION OF PREFERRED STOCK	—	—	6,574

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$30,169	$215,356	$453,660

EARNINGS PER COMMON SHARE:
Basic	$0.18	$1.33	$3.52
Assuming Dilution	$0.17	$1.25	$3.01

WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING:
Basic	166,910	162,362	128,993

Assuming dilution	172,714	173,981	151,564

The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2002	2001	2000
	($ in thousands)
	(Revised—Note 16)
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$40,286	$217,406	$455,570
ADJUSTMENTS TO RECONCILE NET INCOME TO CASH PROVIDED BY OPERATING ACTIVITIES:
Depreciation, depletion and amortization	230,236	177,543	105,103
Unrealized (gains) losses on derivatives	88,018	(84,789)	—
Deferred income taxes	28,676	138,831	(259,408)
Impairment of investments	—	10,079	250
Loss on investment in Seven Seas	17,201	—	—
Accretion of Seven Seas note discount	(956)	—	—
Gain on sale of Canadian subsidiary	—	(27,000)	—
Write-off of credit facility costs	—	3,392	—
Loss on repurchases of debt	2,626	76,667	—
Amortization of loan costs	4,962	4,022	3,669
Amortization of bond discount	1,079	1,062	84
Bad debt expense	315	69	256
Gain (loss) on sale of fixed assets and other	29	68	8
Equity in losses of equity investees	—	1,312	131
Other	45	(99)	141

Cash provided by operating activities before changes in assets and liabilities	412,517	518,563	305,804

CHANGES IN ASSETS AND LIABILITIES:
(Increase) decrease in accounts receivable	(44,966)	34,265	(66,706)
(Increase) decrease in inventory and other assets	11,330	929	4,299
Increase (decrease) in accounts payable, accrued liabilities and other	23,223	2,454	64,961
Increase (decrease) in current and non-current revenues and royalties due others	30,427	(2,474)	6,282

Changes in assets and liabilities	20,014	35,174	8,836

Cash provided by operating activities	432,531	553,737	314,640

CASH FLOWS FROM INVESTING ACTIVITIES:
Exploration and development of oil and gas properties	(400,180)	(420,969)	(188,778)
Acquisitions of oil and gas companies, proved properties and unproved properties, net of cash acquired	(331,651)	(316,743)	(78,910)
Deposit for ONEOK acquisition	(15,000)	—	—
Sale of Canadian subsidiary	—	142,906	—
Divestitures of oil and gas properties	839	1,432	1,529
Sale of non-oil and gas assets	5,774	3,204	1,069
Additions to buildings and other fixed assets	(33,559)	(24,853)	(13,427)
Additions to drilling rig equipment	(3,551)	(14,145)	—
Additions to long-term investments	(2,408)	(40,239)	(9,937)
Investment in Gothic Energy Corporation	—	—	(36,693)
Other	(9)	(698)	(82)

Cash used in investing activities	(779,745)	(670,105)	(325,229)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term borrowings	252,500	433,500	244,000
Payments on long-term borrowings	(252,500)	(458,500)	(262,500)
Additions to deferred charges	(421)	—	—
Cash received from issuance of senior notes	446,638	1,036,342	—
Cash paid for issuance costs of senior notes	(7,211)	(8,067)	—
Cash paid for financing costs of credit facilities	(2,902)	(6,611)	(4,807)
Cash paid to purchase senior notes	(107,863)	(830,382)	—
Cash paid for redemption premium of senior notes	(3,734)	(75,639)	—
Cash paid for common stock dividend	(4,987)	—	—
Cash paid for preferred stock dividend	(10,177)	(1,092)	(4,645)
Proceeds from issuance of preferred stock, net of costs	—	145,086	—
Proceeds from issuance of common stock, net of offering costs	164,104	—	—
Purchase of treasury stock and preferred stock	—	(10)	—
Cash paid in connection with issuance of common stock for preferred stock	—	—	(8,269)
Cash received (paid) in settlements of make-whole provisions	—	(3,336)	7,083
Cash received from exercise of stock options	3,810	3,216	1,398

Cash provided by (used in) financing activities	477,257	234,507	(27,740)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	(545)	(329)

Net increase (decrease) in cash and cash equivalents	130,043	117,594	(38,658)
Cash and cash equivalents, beginning of period	117,594	—	38,658

Cash and cash equivalents, end of period	$247,637	$117,594	$—

The accompanying notes are an integral part of these consolidated financial statements

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

Restricted Cash

Chesapeake classifies cash balances as restricted cash when cash is restricted as to withdrawal or usage. The restricted cash balance as of December 31, 2001 consisted of cash escrowed in connection with acquisitions or divestitures that closed prior to December 31, 2001. Distribution of the cash was subject to the settlement of post-closing adjustments. Substantially all of these amounts were released during the first quarter of 2002. The restricted cash balance at December 31, 2002 was $82,000.

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

Proceeds from the sale of properties are accounted for as reductions of capitalized costs unless such sales involve a significant change in the relationship between costs and the value of proved reserves or the underlying value of unproved properties, in which case a gain or loss is recognized. No income is recognized in connection with contractural services provided by Chesapeake on properties in which we hold an economic interest.

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

Leasehold Costs

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

Oil and gas mineral rights held under lease and other contractual arrangements representing the right to extract such reserves for both undeveloped and developed leaseholds may have to be classified separately from oil and gas properties as intangible assets on our consolidated balance sheets. In addition, the disclosures required by SFAS 141 and 142 relative to intangibles would be included in the notes to the consolidated financial statements. Historically, we, like many other oil and gas companies, have included these rights as part of oil and gas properties, even after SFAS 141 and 142 became effective.

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

As of December 31, 2002 and December 31, 2001, we had undeveloped leaseholds of approximately $72.5 million and $66.2 million, respectively, that would be classified on our consolidated balance sheet as “intangible undeveloped leasehold” and developed leaseholds of an estimated $581.9 million and $252.8 million, respectively, that would be classified as “intangible developed leasehold” if we applied the interpretation discussed above.

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

The following securities were not included in the calculation of diluted earnings per share, as the effect was antidilutive:

•	For the years ended December 31, 2002 and 2001, outstanding warrants to purchase 0.6 million and 1.1 million shares of common stock at a weighted average exercise price of $14.51 and $12.61, respectively were antidilutive because the exercise prices of the warrants were greater than the average market price of the common stock.

•	For the years ended December 31, 2002, 2001 and 2000, outstanding options to purchase 0.6 million, 0.3 million, and 1.1 million shares of common stock at a weighted average exercise price of $11.93, $15.54, and $8.73, respectively, were antidilutive because the exercise prices of the options were greater than the average market price of the common stock.

•	For the year ended December 31, 2002, diluted shares do not include the assumed conversion of the outstanding 6.75% preferred stock (convertible into 19.5 million common shares), and the common stock equivalent of preferred stock outstanding prior to conversion (convertible into 5,693 shares) as the effects were antidilutive.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation for the years ended December 31, 2002, 2001 and 2000 is as follows:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except per share data)
For the Year Ended December 31, 2002:
Basic EPS Income available to common shareholders	$30,169	166,910	$0.18

Effect of Dilutive Securities
Employee stock options	—	5,797
Warrants assumed in Gothic acquisition	—	7

Diluted EPS Income available to common shareholders	$30,169	172,714	$0.17

For the Year Ended December 31, 2001:
Basic EPS Income available to common shareholders	$215,356	162,362	$1.33

Effect of Dilutive Securities
Assumed conversion at the beginning of the period of preferred shares exchanged during the period:
Common shares assumed issued for 6.75% preferred stock	—	2,989
Common shares assumed issued prior to conversion for 7% preferred stock	—	1,464
Preferred stock dividends	2,050	—
Employee stock options	—	7,160
Warrants assumed in Gothic acquisition	—	6

Diluted EPS Income available to common shareholders	$217,406	173,981	$1.25

For the Year Ended December 31, 2000:
Basic EPS Income available to common shareholders	$453,660	128,993	$3.52

Effect of Dilutive Securities
Assumed conversion at the beginning of the period of preferred shares exchanged during the period:
Common shares assumed issued	—	11,440
Preferred stock dividends	8,484	—
Gain on redemption of preferred stock	(6,574)	—
Assumed conversion of 624,037 shares of 7% preferred stock at beginning of period	—	4,489
Employee stock options	—	6,642

Diluted EPS Income available to common shareholders	$455,570	151,564	$3.01

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

Revenue Recognition

Gas Imbalances. Revenue from the sale of natural gas production is recognized when title passes, net of royalties. We follow the “sales method” of accounting for our gas revenue whereby we recognize sales revenue on all gas sold to our purchasers, regardless of whether the sales are proportionate to our ownership in the property. A liability is recognized only to the extent that we have an imbalance in excess of the remaining gas reserves on the underlying properties. The net gas imbalance liability at December 31, 2002 and 2001 was not significant.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Oil and Natural Gas Sales. Revenue from the sale of oil and natural gas is recognized when title passes, net of royalties.

Marketing Sales. Chesapeake takes title to the natural gas it purchases from other working interest owners and arranges for transportation and delivers the natural gas to third parties, at which time we record revenues. Chesapeake’s results of operations related to its oil and gas marketing activities are presented on a “gross” basis, because we act as a principal rather than an agent. All significant intercompany accounts and transactions have been eliminated. Only sales to third parties are reflected in the consolidated statements of operations.

Hedging

From time to time, Chesapeake uses commodity price and financial risk management instruments to mitigate our exposure to price fluctuations in oil and natural gas transactions and interest rates. Recognized gains and losses on derivative contracts are reported as a component of the related transaction. Results of oil and gas derivative transactions are reflected in oil and gas sales and results of interest rate hedging transactions are reflected in interest expense. The changes in fair value of derivative instruments not qualifying for designation as either cash flow or fair value hedges that occur prior to maturity are reported currently in the consolidated statement of operations as unrealized gains (losses) within oil and gas sales or interest expense.

Effective January 1, 2001, we adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded at fair value and included in the consolidated balance sheet as assets or liabilities. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative and the resulting designation, which is established at the inception of a derivative. For derivative instruments designated as cash flow hedges, changes in fair value, to the extent the hedge is effective, are recognized in other comprehensive income until the hedged item is recognized in earnings. Any change in the fair value resulting from ineffectiveness, as defined by SFAS 133, is recognized immediately in oil and gas sales. For derivative instruments designated as fair value hedges (in accordance with SFAS 133), changes in fair value, as well as the offsetting changes in the estimated fair value of the hedged item attributable to the hedged risk, are recognized currently in earnings. Differences between the changes in the fair values of the hedged item and the derivative instrument, if any, represent gains or losses on ineffectiveness and are reflected currently in interest expense. Hedge effectiveness is measured at least quarterly based on the relative changes in fair value between the derivative contract and the hedged item over time. Changes in fair value of contracts that do not qualify as hedges or are not designated as hedges are also recognized currently in earnings.

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

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if we had accounted for our employee stock options under the fair value method of the statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2002, 2001 and 2000, respectively: interest rates (zero-coupon U.S. government issues with a remaining life equal to the expected term of the options) of between 2.78% and 4.90%, 4.67%, and 6.32%, dividend yields of between 0% and 1.85%, 0.0%, and 0.0%, and volatility factors of the expected market price of our common stock of between 0.49 and 0.54, 0.58, and 0.73. We used a weighted-average expected life of the options of five years for each of 2002, 2001 and 2000.

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

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On November 5, 2001, Chesapeake issued $250.0 million principal amount of 8.375% senior notes due 2008, which were exchanged on January 23, 2002 for substantially identical notes registered under the Securities Act of 1933.

On April 6, 2001, we issued $800.0 million principal amount of 8.125% senior notes due 2011, substantially all of which were exchanged on July 12, 2001 for substantially identical notes registered under the Securities Act of 1933. During April 2001, we used a portion of the offering proceeds to purchase $140.7 million principal amount of our 9.625% senior notes and $3.0 million principal amount of the 11.125% senior secured notes of Gothic Production Corporation, a Chesapeake subsidiary. On May 7, 2001, we redeemed all $120.0 million principal amount of our 9.125% senior notes, the remaining $359.3 million principal amount of our 9.625% senior notes and the remaining $199.3 million principal amount of Gothic Production Corporation’s 11.125% senior secured notes. The purchase and redemption of these notes included payment of aggregate make-whole and redemption premiums of $75.6 million and the write-off of unamortized debt costs and debt issue premiums resulting in a pre-tax loss of $76.7 million.

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

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2002

($ in thousands)

	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Parent	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents, including restricted cash	$(31,893)	$24,448	$255,164	$—	$247,719
Accounts receivable	122,074	69,362	3,006	(46,810)	147,632
Short-term derivative receivable	16,498	—	—	—	16,498
Deferred income tax asset	—	—	8,109	—	8,109
Inventory and other	14,202	1,157	—	—	15,359

Total Current Assets	120,881	94,967	266,279	(46,810)	435,317

PROPERTY AND EQUIPMENT:
Oil and gas properties	4,334,833	—	—	—	4,334,833
Unevaluated leasehold	72,506	—	—	—	72,506
Other property and equipment	64,475	30,818	58,799	—	154,092
Less: accumulated depreciation, depletion and amortization	(2,146,538)	(20,789)	(4,220)	—	(2,171,547)

Net Property and Equipment	2,325,276	10,029	54,579	—	2,389,884

OTHER ASSETS:
Investments in subsidiaries and intercompany advances	—	—	357,698	(357,698)	—
Deferred income tax asset (liability)	(124,455)	(1,941)	128,467	—	2,071
Long-term derivative instruments	2,666	—	—	—	2,666
Long-term investments	—	—	9,075	—	9,075
Other assets	20,246	57	16,349	(57)	36,595

Total Other Assets	(101,543)	(1,884)	511,589	(357,755)	50,407

TOTAL ASSETS	$2,344,614	$103,112	$832,447	$(404,565)	$2,875,608

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$82,083	$71,316	$—	$(67,398)	$86,001
Accrued interest	—	—	35,025	—	35,025
Accrued liabilities	46,231	1,960	8,326	(52)	56,465
Short-term derivative instruments	33,697	—	—	—	33,697
Revenues and royalties due others	33,776	—	—	20,588	54,364

Total Current Liabilities	195,787	73,276	43,351	(46,862)	265,552

LONG-TERM DEBT	—	—	1,651,198	—	1,651,198

REVENUES AND ROYALTIES DUE OTHERS	13,797	—	—	—	13,797

LONG-TERM DERIVATIVE INSTRUMENTS	—	—	30,174	—	30,174

OTHER LIABILITIES	5,687	1,325	—	—	7,012

INTERCOMPANY PAYABLES (RECEIVABLE)	1,801,833	(1,677)	(1,800,151)	(5)	—

STOCKHOLDERS’ EQUITY (DEFICIT):
Common Stock	66	1	1,939	(57)	1,949
Other	327,444	30,187	905,936	(357,641)	905,926

Total Stockholders’ Equity	327,510	30,188	907,875	(357,698)	907,875

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,344,614	$103,112	$832,447	$(404,565)	$2,875,608

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2001

($ in thousands)

	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Parent	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents, including restricted cash	$(7,905)	$19,714	$113,151	$—	$124,960
Accounts receivable	78,950	30,380	2,715	(18,338)	93,707
Short-term derivative receivable	34,543	—	—	—	34,543
Short-term derivative instruments	97,544	—	—	—	97,544
Inventory and other	10,208	421	—	—	10,629

Total Current Assets	213,340	50,515	115,866	(18,338)	361,383

PROPERTY AND EQUIPMENT:
Oil and gas properties	3,546,163	—	—	—	3,546,163
Unevaluated leasehold	66,205	—	—	—	66,205
Other property and equipment	53,681	23,537	38,476	—	115,694
Less: accumulated depreciation, depletion and amortization	(1,920,613)	(18,668)	(3,200)	—	(1,942,481)

Net Property and Equipment	1,745,436	4,869	35,276	—	1,785,581

OTHER ASSETS:
Investments in subsidiaries and intercompany advances	—	—	(21,054)	21,054	—
Long-term derivative receivable	18,852	—	—	—	18,852
Deferred income tax asset	(218,596)	(1,376)	287,753	—	67,781
Long-term derivative instruments	6,370	—	—	—	6,370
Long-term investments	—	—	29,849	—	29,849
Other assets	5,589	334	11,050	(21)	16,952

Total Other Assets	(187,785)	(1,042)	307,598	21,033	139,804

TOTAL ASSETS	$1,770,991	$54,342	$458,740	$2,695	$2,286,768

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Notes payable and current maturities of long-term debt	$602	$—	$—	$—	$602
Accounts payable	76,444	35,600	—	(32,099)	79,945
Accrued interest	—	—	26,316	—	26,316
Accrued liabilities	35,764	1,155	22	57	36,998
Revenues and royalties due others	15,759	—	—	13,761	29,520

Total Current Liabilities	128,569	36,755	26,338	(18,281)	173,381

LONG-TERM DEBT	—	—	1,329,453	—	1,329,453

REVENUES AND ROYALTIES DUE OTHERS	12,696	—	—	—	12,696

OTHER LIABILITIES	3,831	—	—	—	3,831

INTERCOMPANY PAYABLES	1,664,517	19	(1,664,458)	(78)	—

STOCKHOLDERS’ EQUITY (DEFICIT):
Common Stock	66	1	1,686	(57)	1,696
Other	(38,688)	17,567	765,721	21,111	765,711

Total Stockholders’ Equity	(38,622)	17,568	767,407	21,054	767,407

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,770,991	$54,342	$458,740	$2,695	$2,286,768

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

($ in thousands)

	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Parent	Eliminations	Consolidated
For the Year Ended December 31, 2002 (Revised – Note 16):
REVENUES:
Oil and gas sales	$568,187	$—	$—	$—	$568,187
Oil and gas marketing sales	—	548,388	—	(378,073)	170,315

Total Revenues	568,187	548,388	—	(378,073)	738,502

OPERATING COSTS:
Production expenses	98,191	—	—	—	98,191
Production taxes	30,101	—	—	—	30,101
General and administrative	15,069	1,934	615	—	17,618
Oil and gas marketing expenses	—	543,809	—	(378,073)	165,736
Oil and gas depreciation, depletion and amortization	221,189	—	—	—	221,189
Depreciation and amortization of other assets	9,515	1,820	2,674	—	14,009

Total Operating Costs	374,065	547,563	3,289	(378,073)	546,844

INCOME (LOSS) FROM OPERATIONS	194,122	825	(3,289)	—	191,658

OTHER INCOME (EXPENSE):
Interest and other income	1,580	597	120,046	(114,883)	7,340
Interest expense	(111,943)	(10)	(114,961)	114,883	(112,031)
Loss on investment in Seven Seas	—	—	(17,201)	—	(17,201)
Loss on repurchases of debt	—	—	(2,626)	—	(2,626)
Equity in net earnings of subsidiaries	—	—	51,104	(51,104)	—

Total Other Income (Expense)	(110,363)	587	36,362	(51,104)	(124,518)

INCOME (LOSS) BEFORE INCOME TAXES	83,759	1,412	33,073	(51,104)	67,140
INCOME TAX EXPENSE (BENEFIT)	33,502	565	(7,213)	—	26,854

NET INCOME (LOSS)	$50,257	$847	$40,286	$(51,104)	$40,286

For the Year Ended December 31, 2001 (Revised – Note 16):
REVENUES:
Oil and gas sales	$820,318	$—	$—	$—	$820,318
Oil and gas marketing sales	—	419,279	—	(270,546)	148,733

Total Revenues	820,318	419,279	—	(270,546)	969,051

OPERATING COSTS:
Production expenses	75,374	—	—	—	75,374
Production taxes	33,010	—	—	—	33,010
General and administrative	12,201	1,311	937	—	14,449
Oil and gas marketing expenses	—	414,919	—	(270,546)	144,373
Oil and gas depreciation, depletion and amortization	172,902	—	—	—	172,902
Depreciation and amortization of other assets	6,035	80	2,548	—	8,663

Total Operating Costs	299,522	416,310	3,485	(270,546)	448,771

INCOME (LOSS) FROM OPERATIONS	520,796	2,969	(3,485)	—	520,280

OTHER INCOME (EXPENSE):
Interest and other income	(130)	473	96,665	(94,131)	2,877
Interest expense	(100,531)	(2)	(91,919)	94,131	(98,321)
Loss on repurchases of debt	(13,618)	—	(63,049)	—	(76,667)
Impairments of investments in securities	(8,579)	—	(1,500)	—	(10,079)
Gain on sale of Canadian subsidiary	—	—	27,000	—	27,000
Gothic standby credit facility costs	—	—	(3,392)	—	(3,392)
Equity in net earnings of subsidiaries	—	—	239,968	(239,968)	—

Total Other Income (Expense)	(122,858)	471	203,773	(239,968)	(158,582)

INCOME (LOSS) BEFORE INCOME TAXES	397,938	3,440	200,288	(239,968)	361,698
INCOME TAX EXPENSE	160,034	1,376	(17,118)	—	144,292

NET INCOME (LOSS)	$237,904	$2,064	$217,406	$(239,968)	$217,406

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

($ in thousands)

	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Parent	Eliminations	Consolidated
For the Year Ended December 31, 2000:
REVENUES:
Oil and gas sales	$469,823	$347	$—	$—	$470,170
Oil and gas marketing sales	—	361,023	—	(203,241)	157,782

Total Revenues	469,823	361,370	—	(203,241)	627,952

OPERATING COSTS:
Production expenses	50,024	61	—	—	50,085
Production taxes	24,821	19	—	—	24,840
General and administrative	11,635	1,218	324	—	13,177
Oil and gas marketing expenses	—	355,550	—	(203,241)	152,309
Oil and gas depreciation, depletion and amortization	101,190	101	—	—	101,291
Depreciation and amortization of other assets	4,082	80	3,319	—	7,481

Total Operating Costs	191,752	357,029	3,643	(203,241)	349,183

INCOME (LOSS) FROM OPERATIONS	278,071	4,341	(3,643)	—	278,769

OTHER INCOME (EXPENSE):
Interest and other income	2,736	883	87,910	(87,880)	3,649
Interest expense	(90,170)	(35)	(83,931)	87,880	(86,256)
Equity in net earnings of subsidiaries	—	—	190,234	(190,234)	—

Total Other Income (Expense)	(87,434)	848	194,213	(190,234)	(82,607)

INCOME (LOSS) BEFORE INCOME TAXES	190,637	5,189	190,570	(190,234)	196,162
INCOME TAX EXPENSE	5,592	—	(265,000)	—	(259,408)

NET INCOME (LOSS)	$185,045	$5,189	$455,570	$(190,234)	$455,570

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

($ in thousands)

	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Parent	Eliminations	Consolidated
For the Year Ended December 31, 2002:
CASH FLOWS FROM OPERATING ACTIVITIES	$397,211	$1,360	$85,064	$(51,104)	$432,531

CASH FLOWS FROM INVESTING ACTIVITIES:
Oil and gas properties, net	(419,100)	—	(311,892)	—	(730,992)
Deposit for ONEOK acquisition	(15,000)	—	—	—	(15,000)
Proceeds from sale of non-oil and gas assets	1,559	—	4,215	—	5,774
Additions to other property and equipment	(12,927)	(3,860)	(20,323)	—	(37,110)
Additions to long-term investments	—	—	(2,408)	—	(2,408)
Other investments	(9)	—	—	—	(9)

Cash (used in) provided by investing activities	(445,477)	(3,860)	(330,408)	—	(779,745)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term borrowings	252,500	—	—	—	252,500
Payments on long-term borrowings	(252,500)	—	—	—	(252,500)
Cash received from issuance of senior notes, net of issuance costs	—	—	446,638	—	446,638
Cash paid for issuance of senior notes	—	—	(7,211)	—	(7,211)
Proceeds from issuance of common stock, net of issuance costs	—	—	164,104	—	164,104
Additions to deferred charges	(2,902)	—	(421)	—	(3,323)
Cash paid to repurchase senior notes	—	—	(107,863)	—	(107,863)
Cash paid for redemption premium of senior notes	—	—	(3,734)	—	(3,734)
Cash dividends paid on preferred stock and common stock	—	—	(15,164)	—	(15,164)
Exercise of stock options	—	—	3,810	—	3,810
Intercompany advances, net	30,506	7,234	(88,844)	51,104	—

Cash provided by (used in) financing activities	27,604	7,234	391,315	51,104	477,257

Net increase in cash and cash equivalents	(20,662)	4,734	145,971	—	130,043
Cash, beginning of period	(11,313)	19,714	109,193	—	117,594

Cash, end of period	$(31,975)	$24,448	$255,164	$—	$247,637

	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Parent	Eliminations	Consolidated
For the Year Ended December 31, 2001:
CASH FLOWS FROM OPERATING ACTIVITIES	$526,589	$22,484	$244,632	$(239,968)	$553,737

CASH FLOWS FROM INVESTING ACTIVITIES:
Oil and gas properties, net	(736,280)	—	142,906	—	(593,374)
Proceeds from sale of non-oil and gas assets	3,204	—	—	—	3,204
Additions to other property and equipment	(26,212)	(292)	(12,494)	—	(38,998)
Additions to long-term investments	—	—	(40,239)	—	(40,239)
Other investments	(825)	127	—	—	(698)

Cash (used in) provided by investing activities	(760,113)	(165)	90,173	—	(670,105)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term borrowings	433,500	—	—	—	433,500
Payments on long-term borrowings	(458,500)	—	—	—	(458,500)
Cash received on issuance of senior notes	—	—	1,036,342	—	1,036,342
Cash paid for issuance of senior notes	—	—	(8,067)	—	(8,067)
Additions to deferred charges	(5,984)	—	(627)	—	(6,611)
Cash paid to redeem senior notes	—	—	(906,021)	—	(906,021)
Cash received from issuance of preferred stock, net of issuance costs	—	—	145,086	—	145,086
Cash paid for purchase of preferred stock, net of issuance costs	—	—	(10)	—	(10)
Cash paid on make whole provision	—	—	(3,336)	—	(3,336)
Cash dividends paid on preferred stock	—	—	(1,092)	—	(1,092)
Exercise of stock options	—	—	3,216	—	3,216
Intercompany advances, net	273,608	(9,805)	(503,771)	239,968	—

Cash provided by (used in) financing activities	242,624	(9,805)	(238,280)	239,968	234,507

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(545)	—	—	—	(545)

Net increase in cash and cash equivalents	8,555	12,514	96,525	—	117,594
Cash, beginning of period	(19,868)	7,200	12,668	—	—

Cash, end of period	$(11,313)	$19,714	$109,193	$—	$117,594

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

($ in thousands)

	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Parent	Eliminations	Consolidated
For the Year Ended December 31, 2000:
CASH FLOWS FROM OPERATING ACTIVITIES	$320,002	$(9,627)	$194,499	$(190,234)	$314,640

CASH FLOWS FROM INVESTING ACTIVITIES:
Oil and gas properties, net	(267,674)	1,515	—	—	(266,159)
Proceeds from sale of non-oil and gas assets	782	16	271	—	1,069
Other investments	(8,019)	—	(2,000)	—	(10,019)
Investment in Gothic Energy Corporation	—	(33,076)	(3,617)	—	(36,693)
Other additions	(2,540)	(2,740)	(8,147)	—	(13,427)

Cash (used in) provided by investing activities	(277,451)	(34,285)	(13,493)	—	(325,229)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term borrowings	244,000	—	—	—	244,000
Payments on long-term borrowings	(262,500)	—	—	—	(262,500)
Additions to deferred charges	(1,913)	—	(2,894)	—	(4,807)
Cash paid for redemption of preferred stock	—	—	(8,269)	—	(8,269)
Cash received on make whole provision	—	6,109	974	—	7,083
Cash dividends paid on preferred stock	—	—	(4,645)	—	(4,645)
Exercise of stock options	—	—	1,398	—	1,398
Intercompany advances, net	(34,521)	24,594	(180,307)	190,234	—

Cash provided by (used in) financing activities	(54,934)	30,703	(193,743)	190,234	(27,740)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(329)	—	—	—	(329)

Net increase (decrease) in cash and cash equivalents	(12,712)	(13,209)	(12,737)	—	(38,658)
Cash, beginning of period	(7,156)	20,409	25,405	—	38,658

Cash, end of period	$(19,868)	$7,200	$12,668	$—	$—

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

($ in thousands)

	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Parent	Eliminations	Consolidated
For the Year Ended December 31, 2002:
Net income	$50,257	$847	$40,286	$(51,104)	$40,286
Other comprehensive income (loss)—net of income tax:
Change in fair value of derivative instruments	(27,041)	—	—	—	(27,041)
Reclassification of gain on settled contracts	(22,066)	—	—	—	(22,066)
Ineffective portion of derivatives qualifying for hedge accounting	2,135	—	—	—	2,135
Equity in net other comprehensive income (loss) of subsidiaries	—	—	(46,972)	46,972	—

Comprehensive income (loss)	$3,285	$847	$(6,686)	$(4,132)	$(6,686)

For the Year Ended December 31, 2001:
Net income	$237,904	$2,064	$217,406	$(239,968)	$217,406
Other comprehensive income (loss)—net of income tax:
Foreign currency translation adjustments	(3,551)	—	—	—	(3,551)
Transfer of translation adjustments related to sale of Canadian subsidiary	7,452	—	—	—	7,452
Cumulative effect of accounting change for financial derivatives	(53,573)	—	—	—	(53,573)
Change in fair value of derivative instruments	147,210	—	—	—	147,210
Reclassification of gain on settled contracts	(48,623)	—	—	—	(48,623)
Ineffective portion of derivatives qualifying for hedge accounting	(1,503)	—	—	—	(1,503)
Equity in net other comprehensive income (loss) of subsidiaries	—	—	47,412	(47,412)	—

Comprehensive income	$285,316	$2,064	$264,818	$(287,380)	$264,818

For the Year Ended December 31, 2000:
Net income	$185,045	$5,189	$455,570	$(190,234)	$455,570
Other comprehensive income (loss)—net of income tax:
Foreign currency translation adjustments	(4,097)	—	—	—	(4,097)
Equity in net other comprehensive income (loss) of subsidiaries	—	—	(4,097)	4,097	—

Comprehensive income	$180,948	$5,189	$451,473	$(186,137)	$451,473

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

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Due to the nature of the oil and gas business, Chesapeake and its subsidiaries are exposed to possible environmental risks. Chesapeake has implemented various policies and procedures to avoid environmental contamination and risks from environmental contamination. Chesapeake conducts periodic reviews, on a company-wide basis, to identify changes in our environmental risk profile. These reviews evaluate whether there is a probable liability, its amount, and the likelihood that the liability will be incurred. The amount of any potential liability is determined by considering, among other matters, incremental direct costs of any likely remediation and the proportionate cost of employees who are expected to devote a significant amount of time directly to any possible remediation effort. We manage our exposure to environmental liabilities on properties to be acquired by identifying existing problems and assessing the potential liability. Depending on the extent of an identified environmental problem, Chesapeake may exclude a property from the acquisition, require the seller to remediate the property to our satisfaction, or agree to assume liability for the remediation of the property. Chesapeake has historically not experienced any significant environmental liability, and is not aware of any potential material environmental issues or claims at December 31, 2002.

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

5. Income Taxes

The components of the income tax provision (benefit) for each of the periods presented below are as follows:

	Years Ended December 31,
	2002	2001	2000
	($ in thousands)
Current	$(1,822)	$3,565	$1,800
Deferred:
United States	28,676	136,991	(266,800)
Foreign	—	3,736	5,592

Total	$26,854	$144,292	$(259,408)

The effective income tax expense (benefit) differed from the computed “expected” federal income tax expense (benefit) on earnings before income taxes for the following reasons:

	Years Ended December 31,
	2002	2001	2000
	($ in thousands)
Computed “expected” federal income tax provision	$23,499	$126,594	$68,657
Foreign taxes in excess of U.S. statutory rates	—	391	302
Tax percentage depletion	(137)	(195)	(191)
Change in valuation allowance	—	2,441	(329,516)
State income taxes and other	3,492	15,061	1,340

	$26,854	$144,292	$(259,408)

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

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

6. Related Party Transactions

Since Chesapeake was founded in 1989, our chief executive officer and chief operating officer have acquired small working interests in certain of our oil and gas properties by participating in our drilling activities. As of December 31, 2002, we had accrued accounts receivable from our CEO and COO of $1.0 million and $1.0 million, respectively, representing their December 2002 joint interest billings which were billed on January 15, 2003 and paid on January 16, 2003. Joint interest billing accounts of the CEO and COO are settled in cash. Under their employment agreements, the CEO and COO are permitted to participate in all, or none, of the wells spudded by or on behalf of Chesapeake during each calendar quarter, but they are not allowed to only participate in selected wells. A participation election is required to be received by the Compensation Committee of Chesapeake’s board of directors 30 days prior to the start of a quarter. Their participation is permitted only under the terms outlined in their employment agreements, which, among other things, limit their individual participation to a maximum working interest of 2.5% in a well and prohibits participation in situations where Chesapeake’s working interest would be reduced below 12.5% as a result of their participation.

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

8. Major Customers and Segment Information

Sales to individual customers constituting 10% or more of total revenues were as follows:

Year Ended December 31,	Customer	Amount	Percent of Total Revenues
		($ in thousands)
2002	Continental Natural Gas	$90,161	12%
2002	Duke Energy Field Services	$71,373	10%

2001	Continental Natural Gas	$102,286	11%

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	United States	Canada	Combined
	($ in thousands)
2002:
Revenue	$738,502	$—	$738,502
Operating income	191,658	—	191,658
Long-lived assets	2,438,220	—	2,438,220

2001:
Revenue	$937,123	$31,928	$969,051
Operating income	500,231	20,049	520,280
Long-lived assets	1,857,604	—	1,857,604

2000:
Revenue	$594,126	$33,826	$627,952
Operating income	259,828	18,941	278,769
Long-lived assets	934,129	109,548	1,043,677

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

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Stock-Based Compensation Plans

Under Chesapeake’s 2003 Stock Award Plan for Non-Employee Directors, 10,000 shares of Chesapeake’s common stock will be awarded to each newly appointed non-employee director on his or her first day of service. Subject to any adjustments as provided by the plan, the aggregate number of shares which may be issued and may not exceed 50,000 shares. This plan was not required to be approved by our shareholders.

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

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Under Chesapeake’s 1994 Stock Option Plan and 1996 Stock Option Plan, incentive and nonqualified stock options to purchase our common stock may be granted to employees and consultants of Chesapeake. Subject to any adjustment as provided by the respective plans, the aggregate number of shares which may be issued and sold may not exceed 4,886,910 shares under the 1994 plan and 6,000,000 shares under the 1996 plan. The maximum period for exercise of an option may not be more than ten years from the date of grant and the exercise price of incentive stock options may not be less than the fair market value of the shares underlying the options on the date of grant. The exercise price of nonqualified stock options under the 1996 plan must be at least 85% of the fair market value of the shares underlying the options on the date of grant. Options granted become exercisable at dates determined by the stock option committee of the board of directors. No options can be granted under the 1994 plan after October 17, 2004 or under the 1996 plan after October 14, 2006. These plans were approved by our shareholders.

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

A summary of our stock option activity and related information follows:

	Years Ended December 31,
	2002		2001		2000
	Options	Weighted-Avg. Exercise Price	Options	Weighted-Avg. Exercise Price	Options	Weighted-Avg. Exercise Price
Outstanding Beginning of Period	23,232,655	$3.96	18,399,162	$2.83	12,858,429	$1.76
Granted	4,170,700	5.38	7,422,300	6.18	8,143,280	4.08
Exercised	(2,519,429)	1.83	(2,264,374)	1.83	(2,177,644)	1.21
Canceled/Forfeited	(307,151)	5.30	(324,433)	5.68	(424,903)	2.47

Outstanding End of Period	24,576,775	$4.40	23,232,655	$3.96	18,399,162	$2.83

Exercisable End of Period	11,014,775	$3.55	7,495,255	$2.88	5,422,884	$2.61

Shares Authorized for Future Grants	7,602,339		3,836,856		588,435

Fair Value of Options Granted During the Period	$2.31		$3.34		$2.63

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about stock options outstanding at December 31, 2002:

Range of Exercise Prices	Number Outstanding	Options Outstanding	Weighted-Avg. Exercise Price	Options Exercisable
		Weighted-Avg. Remaining Contractual Life		Number Exercisable	Weighted-Avg. Exercise Price
$0.56-$0.94	1,781,203	4.95	$0.87	1,209,787	$0.84
1.00-1.13	3,195,191	5.76	1.13	3,195,191	1.13
1.33-2.25	2,456,273	5.50	2.22	1,343,609	2.20
2.43-4.00	2,632,337	6.93	3.90	1,378,911	3.81
4.06-5.20	3,717,437	9.52	5.19	28,935	4.34
5.35-5.56	2,798,879	7.87	5.56	1,347,993	5.56
5.60-6.10	198,813	7.52	5.78	94,753	5.69
6.11-6.11	6,848,669	8.74	6.11	1,694,705	6.11
6.13-14.25	847,973	6.95	7.48	620,891	7.59
30.62-30.63	100,000	3.12	30.63	100,000	30.63

$0.56-$30.63	24,576,775	7.48	$4.40	11,014,775	$3.55

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

•	For swap instruments, we receive a fixed price for the hedged commodity and pay a floating market price, as defined in each instrument, to the counterparty. The fixed-price payment and the floating-price payment are netted, resulting in a net amount due to or from the counterparty.

•	For cap-swaps, Chesapeake receives a fixed price and pays a floating market price. The fixed price received by Chesapeake includes a premium in exchange for a “cap” limiting the counterparty’s exposure. In other words, there is no limit to Chesapeake’s exposure but there is a limit to the downside exposure of the counterparty. Because this derivative includes a written put option (i.e., the cap), cap-swaps do not qualify for designation as cash flow hedges (in accordance with SFAS 133) since the combination of the hedged item and the written put option do not provide as much potential for favorable cash flows as exposure to unfavorable cash flows.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	Basis protection swaps are arrangements that guarantee a price differential of oil or gas from a specified delivery point. Chesapeake receives a payment from the counterparty if the price differential is greater than the stated terms of the contract and pays the counterparty if the price differential is less than the stated terms of the contract.

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

When Chesapeake enters into a counter-swap with the same counterparty, to the extent that a right of setoff exists in accordance with the FASB Interpretation No. 39, we net the value of the swap and the counter-swap.

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

Chesapeake enters into oil and gas derivative transactions in order to mitigate a portion of its exposure to adverse market changes in oil and gas commodity prices. Accordingly, we believe that any associated gains or losses from the derivative transactions should be reflected as adjustments to oil and gas sales on the consolidated statement of operations. Pursuant to SFAS 133, certain derivatives do not qualify for designation as cash flow hedges. Changes in the fair value of these non-qualifying derivatives that occur prior to their maturity (i.e., temporary fluctuations in value) are reported currently in the consolidated statements of operations as unrealized gains (losses) within oil and gas sales. Unrealized gains (losses) included in oil and gas sales in 2002 and 2001 were $(87.3) million and $84.8 million, respectively.

Following provisions of SFAS 133, changes in the fair value of derivative instruments designated as cash flow hedges, to the extent effective in offsetting cash flows attributable to hedged risk, are recorded in other comprehensive income. Any change in fair value resulting from ineffectiveness is recognized currently in oil and gas sales. We recorded a loss on ineffectiveness of $3.6 million in 2002 and a gain on ineffectiveness of $2.5 million in 2001.

Based upon the market prices at December 31, 2002, we expect to transfer approximately $4.1 million of loss included in the balance in accumulated other comprehensive income to earnings during the next 12 months when the transactions actually close. All transactions hedged as of December 31, 2002 are expected to mature by December 31, 2003, with the exception of the basis protection swaps which extend to 2009.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The estimated fair values of our oil and gas derivative instruments as of December 31, 2002 and 2001 are provided below. The associated carrying values of these instruments are equal to the estimated fair values.

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

At the inception of the interest rate swap agreement, a portion of the interest rate swap was to convert $129.0 million of our 7.875% senior notes from fixed rate debt to variable rate debt. Under SFAS 133, a hedge of interest rate risk in a recognized fixed rate liability can be designated as a fair value hedge. The mark-to-market value of the portion of the swap designated as a hedge is therefore recorded on the consolidated balance sheets as an asset or liability with a corresponding increase or decrease in the carrying value of the debt. The fair value of the remaining portion of the swap that is not designated as a hedge is recorded on the consolidated balance sheets as an asset or liability with a corresponding increase or decrease to interest expense. During 2002, $107.9 million face value of the 7.875% senior notes was purchased and subsequently retired. In connection with the repurchase of the 7.875% senior notes, interest rate swap hedging gains of $1.8 million related to the debt repurchased were recognized and reduced the loss on repurchases of debt.

In July 2002, we closed the above interest rate swap for a cash settlement of $7.5 million. As of December 31, 2002, the remaining balance to be amortized as a reduction to interest expense was $0.7 million, which related to the debt that remained outstanding. During 2002, $5.0 million was recorded as a reduction to interest expense.

In June 2002, we entered into an additional interest rate swap. The terms of this swap agreement are as follows:

Term	Notional Amount	Fixed Rate	Floating Rate
July 2002 – July 2004	$100,000,000	4.000%	U.S. six-month LIBOR in arrears

In July 2002, we closed this interest rate swap for a cash settlement of $1.1 million which was recorded as a reduction of interest expense.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Term	Notional Amount	Fixed Rate	Floating Rate
March 2004 – March 2012	$142,665,000	8.5%	U.S. six-month LIBOR plus 75 basis points

The interest rate swap would require Chesapeake to pay a fixed rate of 8.5% while the counterparty pays Chesapeake a floating rate of 6 month LIBOR in arrears plus 0.75%. Additionally, if the counterparty elects to enter into the interest rate swap on March 11, 2004, it may also elect to force Chesapeake to settle the transaction at the then current value of the interest rate swap.

This transaction does not alter Chesapeake’s ability to redeem the 8.5% senior notes. Instead, it locks-in the economics of a future call. If interest rates are high and the swaption is not “in-the-money”, the counterparty will likely not elect to enter into the interest rate swap, the swaption will expire, and Chesapeake will amortize the $7.8 million premium as a reduction to interest expense over the remaining life of the notes. If interest rates are low and the swaption is “in-the-money”, the counterparty will likely exercise the swaption and force Chesapeake to settle the transaction at the then current value of the interest rate swap, and Chesapeake will amortize both the $7.8 million premium and the amount paid to the counterparty to interest expense over the remaining life of the notes. If Chesapeake elects to refinance the 8.5% senior notes, any unamortized premium or loss remaining related to the swaption would be included in the gain (or loss) on the early extinguishment of debt.

According to SFAS 133, a fair value hedge relationship exists between the embedded call option in the 8.5% senior notes and the swaption agreement. The fair value of the swaption is recorded on the consolidated balance sheets as a liability, and the debt’s carrying amount is adjusted by the change in the fair value of the call option subsequent to the initiation of the swaption. Any resulting differences are recorded currently as ineffectiveness in the consolidated statements of operations as an adjustment to interest expense.

We have recorded an adjustment to the carrying amount of the debt of $18.8 million as of December 31, 2002. Since the inception of the swaption, we recorded the change in the fair market value of the swaption from a $7.8 million liability to a $30.1 million liability, an increase of $22.3 million. As part of recording the fair value hedge, we also recorded, as an adjustment to the carrying value of the debt, an $18.8 million increase in the fair value of the embedded call option. The difference between the two adjustments, $3.5 million representing ineffectiveness, was recorded as additional interest expense. Results of the interest rate swap, if initiated, will be reflected as adjustments to interest expense in the corresponding months.

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

Year Ended December 31, 2002	U.S.	Canada	Combined
	($ in thousands)
Oil and gas sales (b)	$568,187	$—	$568,187
Production expenses	(98,191)	—	(98,191)
Production taxes	(30,101)	—	(30,101)
Depletion and depreciation	(221,189)	—	(221,189)
Imputed income tax provision (a)	(87,482)	—	(87,482)

Results of operations from oil and gas producing activities	$131,224	$—	$131,224

Year Ended December 31, 2001	U.S.	Canada	Combined
	($ in thousands)
Oil and gas sales (c)	$788,390	$31,928	$820,318
Production expenses	(73,016)	(2,358)	(75,374)
Production taxes	(33,010)	—	(33,010)
Depletion and depreciation	(164,693)	(8,209)	(172,902)
Imputed income tax provision (a)	(207,068)	(9,612)	(216,680)

Results of operations from oil and gas producing activities	$310,603	$11,749	$322,352

Year Ended December 31, 2000	U.S.	Canada	Combined
	($ in thousands)
Oil and gas sales	$436,344	$33,826	$470,170
Production expenses	(46,280)	(3,805)	(50,085)
Production taxes	(24,840)	—	(24,840)
Depletion and depreciation	(92,708)	(8,583)	(101,291)
Imputed income tax provision (a)	(103,556)	(9,647)	(113,203)

Results of operations from oil and gas producing activities	$168,960	$11,791	$180,751

(a)	The imputed income tax provision is hypothetical (at the statutory rate) and determined without regard to our deduction for general and administrative expenses, interest costs and other income tax credits and deductions, nor whether the hypothetical tax provision will be payable.
(b)	Includes $87.3 million of unrealized losses on oil and gas derivatives.
(c)	Includes $84.8 million of unrealized gains on oil and gas derivatives.

Oil and Gas Reserve Quantities (unaudited)

The reserve information presented below is based upon reports prepared by independent petroleum engineers and Chesapeake’s petroleum engineers.

•	As of December 31, 2002, Lee Keeling and Associates, Ryder Scott L.P., Netherland, Sewell & Associates, Inc., Williamson Petroleum Consultants, Inc. and our internal reservoir engineers evaluated 23%, 20%, 20%, 10% and 27%, respectively, of the combined discounted future net revenues from our estimated proved reserves.

•	As of December 31, 2001, Ryder Scott, Lee Keeling and Associates, Williamson and our internal reservoir engineers evaluated 26%, 24%, 22% and 28%, respectively, of the combined discounted future net revenues from our estimated proved reserves.

•	As of December 31, 2000, Williamson, Ryder Scott, Lee Keeling and Associates and our internal reservoir engineers evaluated 31%, 25%, 16% and 28%, respectively, of the combined discounted future net revenues from our estimated proved reserves.

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

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Proved oil and gas reserves represent the estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made. Reservoirs are considered proved if economic producibility is supported by either actual production or conclusive formation test. The area of a reservoir considered proved includes (a) that portion delineated by drilling and defined by gas-oil and/or oil-water contacts, if any, and (b) the immediately adjoining portions not yet drilled, but which can be reasonably judged as economically productive on the basis of available geological and engineering data. In the absence of information on fluid contacts, the lowest known structural occurrence of hydrocarbons controls the lower proved limit of the reservoir. Reserves which can be produced economically through application of improved recovery techniques (such as fluid injection) are included in the “proved” classification when successful testing by a pilot project, or the operation of an installed program in the reservoir, provides support for the engineering analysis on which the project or program was based.

Proved developed oil and gas reserves are those expected to be recovered through existing wells with existing equipment and operating methods. Additional oil and gas expected to be obtained through the application of fluid injection or other improved recovery techniques for supplementing the natural forces and mechanisms of primary recovery should be included as “proved developed reserves” only after testing by a pilot project or after the operation of an installed program has confirmed through production responses that increased recovery will be achieved.

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

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Future cash inflows and future production and development costs are determined by applying year-end prices and costs to the estimated quantities of oil and gas to be produced. Actual future prices and costs may be materially higher or lower than the year-end prices and costs used. Estimates are made of quantities of proved reserves and the future periods during which they are expected to be produced based on year-end economic conditions. Estimated future income taxes are computed using current statutory income tax rates including consideration for the current tax basis of the properties and related carryforwards, giving effect to permanent differences and tax credits. The resulting future net cash flows are reduced to present value amounts by applying a 10% annual discount factor.

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

The principal sources of change in the standardized measure of discounted future net cash flows are as follows:

December 31, 2002
	U.S.	Canada	Combined
	($ in thousands)
Standardized measure, beginning of period	$1,460,973	$—	$1,460,973
Sales of oil and gas produced, net of production costs(a)	(527,162)	—	(527,162)
Net changes in prices and production costs	875,802	—	875,802
Extensions and discoveries, net of production and development costs	463,674	—	463,674
Changes in future development costs	32,812	—	32,812
Development costs incurred during the period that reduced future development costs	68,387	—	68,387
Revisions of previous quantity estimates	137,639	—	137,639
Purchase of reserves-in-place	528,734	—	528,734
Sales of reserves-in-place	(535)	—	(535)
Accretion of discount	164,667	—	164,667
Net change in income taxes	(698,033)	—	(698,033)
Changes in production rates and other	326,960	—	326,960

Standardized measure, end of period	$2,833,918	$—	$2,833,918

December 31, 2001
	U.S.	Canada	Combined
	($ in thousands)
Standardized measure, beginning of period	$3,575,320	$487,941	$4,063,261
Sales of oil and gas produced, net of production costs(a)	(597,575)	(29,570)	(627,145)
Net changes in prices and production costs	(4,284,926)	—	(4,284,926)
Extensions and discoveries, net of production and development costs	292,051	—	292,051
Changes in future development costs	75,694	—	75,694
Development costs incurred during the period that reduced future development costs	32,955	—	32,955
Revisions of previous quantity estimates	(151,455)	—	(151,455)
Purchase of reserves-in-place	816,865	—	816,865
Sales of reserves-in-place	(157)	(458,371)	(458,528)
Accretion of discount	536,523	—	536,523
Net change in income taxes	1,604,216	—	1,604,216
Changes in production rates and other	(438,538)	—	(438,538)

Standardized measure, end of period	$1,460,973	$—	$1,460,973

December 31, 2000
	U.S.	Canada	Combined
	($ in thousands)
Standardized measure, beginning of period	$908,898	$97,714	$1,006,612
Sales of oil and gas produced, net of production costs(a)	(365,224)	(30,021)	(395,245)
Net changes in prices and production costs	2,750,651	573,654	3,324,305
Extensions and discoveries, net of production and development costs	878,128	87,647	965,775
Changes in future development costs	2,167	3,233	5,400
Development costs incurred during the period that reduced future development costs	38,112	6,415	44,527
Revisions of previous quantity estimates	25,818	(113,473)	(87,655)
Purchase of reserves-in-place	494,483	—	494,483
Sales of reserves-in-place	(3,113)	—	(3,113)
Accretion of discount	99,175	9,775	108,950
Net change in income taxes	(1,707,060)	(192,825)	(1,899,885)
Changes in production rates and other	453,285	45,822	499,107

Standardized measure, end of period	$3,575,320	$487,941	$4,063,261

(a)	Excluding unrealized gains (losses) on derivatives.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Quarterly Financial Data (unaudited)

Summarized unaudited quarterly financial data for 2002 and 2001 are as follows ($ in thousands except per share data):

	Quarters Ended
	March 31, 2002	June 30, 2002		September 30, 2002		December 31, 2002
Total Revenues	$89,989 (d)	$193,690	(d)	$196,466	(d)	$258,357	(d)
Gross profit(a)	(19,817)	62,067		57,723		91,685
Net income	(27,586)	25,033		16,600		26,239
Net earnings per common share:
Basic	(0.18)	0.14		0.08		0.14
Diluted	(0.18)	0.13		0.08		0.13

	Quarters Ended
	March 31, 2001	June 30, 2001		September 30, 2001		December 31, 2001
Total Revenues	$277,384	$275,681		$238,911		$177,075
Gross profit(a)	146,696	165,315		132,374		75,895
Net income	70,288	39,485	(b)	65,008		42,625	(c)
Net earnings per common share:
Basic	0.44	0.24		0.40		0.25
Diluted	0.41	0.23		0.38		0.23

(a)	Total revenue less total operating costs.
(b)	Includes a pre-tax loss on repurchases of debt of $76.7 million.
(c)	Includes a pre-tax gain on the sale of our Canadian subsidiary of $27.0 million and pre-tax impairments of investments in securities of $10.1 million.
(d)	Gives effect to reclassification of unrealized gains (losses) on interest rate derivatives from risk management income (loss) to interest expense. See Note 16.

14. Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards or SFAS Nos. 141 and 142. SFAS 141, Business Combinations, requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 142, Goodwill and Other Intangible Assets, changes the accounting for goodwill from an amortization method to an impairment-only approach and was effective in January 2002. We have adopted these new standards, which have not had a significant effect on our results of operations or our financial position. See additional discussion on this topic in Note 1.

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS 143 is effective for fiscal years beginning after June 15, 2002 and establishes an accounting standard requiring the recording of the fair value of liabilities associated with the retirement of long-term assets (mainly plugging and abandonment costs for depleted wells) in the period in which the liability is incurred (at the time the wells are drilled). Accordingly, we adopted this standard in the first quarter of 2003. We expect the effect on our financial condition and results of operations at adoption will include an increase in liabilities of approximately $30 million and a cumulative effect for the change in accounting principle as an increase to earnings of approximately $2 million (net of income taxes). Subsequent to adoption, we do not expect this standard to have a material impact on our financial position or results of operations. The pro-forma effect on prior years’ financial condition and results of operations was not material.

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

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 is effective for fiscal years beginning after May 15, 2002. We have adopted this standard early and reclassified a $76.7 million pre-tax loss on repurchases of debt in 2001 from an extraordinary loss to an ordinary loss. See additional discussion of this topic in Note 16.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On February 25, 2003, we announced a proposed private placement of $300 million in aggregate principal amount of senior notes, a proposed public offering of 20,000,000 shares of common stock pursuant to our existing shelf registration statement and a proposed private placement of $200 million of convertible preferred stock. There is no assurance these proposed offerings will be completed or, if they are completed, that they will be completed for the amount contemplated.

16. Revision of Financial Statements

We have revised our previously reported consolidated financial statements for the years ended December 31, 2002 and 2001. These revisions had no effect on previously reported net income or net income per share.

During the year ended December 31, 2001, we repurchased and redeemed $822.3 million principal amount of our senior notes, realizing a pre-tax loss of $76.7 million. In our previously filed consolidated statement of operations this loss, net of applicable income taxes of $30.7 million, was reported as an extraordinary loss on extinguishment of debt of $46.0 million. We have revised our classification of the $76.7 million pre-

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

tax loss on repurchases of debt from an extraordinary loss to an ordinary loss (loss on repurchase of debt) pursuant to SFAS No. 145 that we adopted during the year ended December 31, 2002. The related tax effect of $30.7 million has been included in the provision for income taxes.

For the years ended December 31, 2002 and 2001, we have reclassified unrealized gains and losses on certain derivative instruments. Previously, gains (losses) resulting from ineffectiveness of oil and natural gas derivative contracts designated as cash flow hedges, as well as the net unrealized gains and losses related to oil and natural gas derivative contracts not qualifying for hedge accounting under SFAS 133, were separately classified as “risk management income (loss)”. These amounts have been reclassified and are now included in “oil and gas sales” for the years ended December 31, 2002 and 2001. For the year ended December 31, 2002, we have also reclassified to interest expense $0.8 million related to the ineffectiveness, as well as, the unrealized gains and losses on interest rate derivative instruments that were previously reported as risk management income (loss).

The effects of these changes on the Consolidated Statements of Operations previously reported for the years ended December 31, 2002 and 2001 are presented below.

	2002		2001
	As Previously Reported	As Revised	As Previously Reported	As Revised
	($ in thousands, except per share data)
REVENUES:
Oil and gas sales	$655,454	$568,187	$735,529	$820,318
Risk management income (loss)	(88,018)	—	84,789	—
Oil and gas marketing sales	170,315	170,315	148,733	148,733

Total Revenues	737,751	738,502	969,051	969,051

OPERATING COSTS	546,844	546,844	448,771	448,771

INCOME FROM OPERATIONS	190,907	191,658	520,280	520,280

OTHER INCOME (EXPENSE):
Interest and other income	7,340	7,340	2,877	2,877
Interest expense	(111,280)	(112,031)	(98,321)	(98,321)
Loss on investment in Seven Seas	(17,201)	(17,201)	—	—
Loss on repurchases of debt	(2,626)	(2,626)	—	(76,667)
Impairment of investment in securities	—	—	(10,079)	(10,079)
Gain on sale of Canadian subsidiary	—	—	27,000	27,000
Gothic standby credit facility cost	—	—	(3,392)	(3,392)

Total Other Income (Expense)	(123,767)	(124,518)	(81,915)	(158,582)

INCOME BEFORE INCOME TAXES AND EXTRAORDINARY ITEM	67,140	67,140	438,365	361,698
PROVISION FOR INCOME TAXES	26,854	26,854	174,959	144,292

INCOME BEFORE EXTRAORDINARY ITEM	40,286	40,286	263,406	217,406
EXTRAORDINARY ITEM, NET OF TAX	—	—	(46,000)	—

NET INCOME	40,286	40,286	217,406	217,406
PREFERRED STOCK DIVIDENDS	(10,117)	(10,117)	(2,050)	(2,050)

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$30,169	$30,169	$215,356	$215,356

EARNINGS PER COMMON SHARE — BASIC:
Income before extraordinary item	$0.18	$0.18	$1.61	$1.33
Extraordinary item	—	—	(0.28)	—

Net income	$0.18	$0.18	$1.33	$1.33

EARNINGS PER COMMON SHARE — ASSUMING DILUTION:
Income before extraordinary item	$0.17	$0.17	$1.51	$1.25
Extraordinary item	—	—	(0.26)	—

Net income	$0.17	$0.17	$1.25	$1.25

Schedule II

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

($ in thousands)

Description	Balance at Beginning of Period	Additions			Deductions		Balance at End of Period
		Charged to Expense		Charged to Other Accounts
December 31, 2002:
Allowance for doubtful accounts	$947	$315		$171	$—		$1,433
Valuation allowance for deferred tax assets	$2,441	$—		$—	$—		$2,441
December 31, 2001:
Allowance for doubtful accounts	$1,085	$69		$44	$251		$947
Valuation allowance for deferred tax assets	$—	$2,441	(b)	$—	$—		$2,441
December 31, 2000:
Allowance for doubtful accounts	$3,218	$256		$—	$2,389		$1,085
Valuation allowance for deferred tax assets	$442,016	$—		$—	$442,016	(a)	$—

(a)	In the fourth quarter of 2000, we eliminated the valuation allowance for deferred tax assets. The reversal was based upon recent results of operations and anticipated improvements in Chesapeake’s outlook for sustained profitability. During 2000, we revised our estimate of the 1999 U.S. net deferred tax asset and related valuation allowance from $442 million to $330 million as a result of further evaluation of the income tax basis of several acquisitions.
(b)	At December 31, 2001, we determined that it was more likely than not that $2.4 million of the deferred tax assets related to Louisiana net operating losses will not be realized and we have recorded a valuation allowance equal to such amount.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

PART III

ITEM 10. Directors and Executive Officers of the Registrant

The information called for by this Item 10 is incorporated herein by reference to the information under the caption “Information Regarding Nominees And Directors”, “Information Regarding Officers” and “Section 16 (a) Beneficial Ownership Reporting Compliance” contained in the definitive Proxy Statement dated April 17, 2003 filed by Chesapeake pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934.

ITEM 11. Executive Compensation

The information called for by this Item 11 is incorporated herein by reference to the information under the caption “Executive Compensation” and “The Board of Directors and its Committees” contained in the definitive Proxy Statement dated April 17, 2003 filed by Chesapeake pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by this Item 12 is incorporated herein by reference to the information under the caption “Security Ownership of Management and Certain Beneficial Owners” contained in the definitive Proxy Statement dated April 17, 2003, filed by Chesapeake pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934.

ITEM 13. Certain Relationships and Related Transactions

The information called for by this Item 13 is incorporated herein by reference to the information under the caption “Certain Transactions and Relationships” contained in the definitive Proxy Statement dated April 17, 2003 filed by Chesapeake pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934.

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

Exhibit Number	Description

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

Exhibit Number	Description

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

10.11	—Amended and Restated Limited Partnership Agreement of Chesapeake Louisiana, L.P. dated June 30, 1997 between Chesapeake Operating, Inc. and Chesapeake Energy Louisiana Corporation.

12**	—Ratios of Earnings to Fixed Charges and Preferred Dividends.

21*	—Subsidiaries of Chesapeake

23.1**	—Consent of PricewaterhouseCoopers LLP

23.2**	—Consent of Williamson Petroleum Consultants, Inc.

23.3**	—Consent of Ryder Scott Company L.P.

23.4**	—Consent of Lee Keeling and Associates, Inc.

23.5**	—Consent of Netherland, Sewell & Associates, Inc.

31.1**	—Aubrey K. McClendon, Chairman and Chief Executive Officer, Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	—Marcus C. Rowland, Executive Vice President and Chief Financial Officer, Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	—Aubrey K. McClendon, Chairman and Chief Executive Officer, Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2***	—Marcus C. Rowland, Executive Vice President and Chief Financial Officer, Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed with the Form 10-K on February 27, 2003.
**	Filed with this Form 10-K/A.
***	Furnished with this Form 10-K/A.
†	Management contract or compensatory plan or arrangement.

(b)	Reports on Form 8-K

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHESAPEAKE ENERGY CORPORATION

By	/s/ AUBREY K. MCCLENDON
Aubrey K. McClendon Chairman of the Board and Chief Executive Officer

Date: September 18, 2003

INDEX TO EXHIBITS

Exhibit Number		Description

2.1*	—	Purchase and Sale Agreement By and Between El Paso Production Company and Noric, L.P. as Seller and Chesapeake EP Corporation as Buyer dated February 21, 2003.

3.1	—	Chesapeake’s Restated Certificate of Incorporation together with the Certificate of Designation for the 6.75% Cumulative Convertible Preferred Stock of Chesapeake and the Certificate of Designation for the Series A Junior Participating Preferred Stock of Chesapeake. Incorporated herein by reference to Exhibit 3.1 to Chesapeake’s registration statement on Form S-3 filed July22, 2002.

3.1.1	—	Certificate of Elimination filed November 4, 2002 with the Secretary of State of the State of Oklahoma. Incorporated herein by reference to Exhibit 3.1.1 to Chesapeake’s registration statement on Form S-4 filed January 10, 2003.

3.2	—	Chesapeake’s Bylaws. Incorporated herein by reference to Exhibit 3.2 to Chesapeake’s quarterly report on Form 10-Q for the quarter ended June 30, 2001.

4.1	—	Indenture dated as of March 15, 1997 among Chesapeake, as issuer, Chesapeake Operating, Inc., Chesapeake Gas Development Corporation and Chesapeake Exploration Limited Partnership, as Subsidiary Guarantors, and The Bank of New York (formerly United States Trust Company of New York), as Trustee, with respect to 7.875% Senior Notes due 2004. Incorporated herein by reference to Exhibit 4.1 to Chesapeake’s registration statement on Form S-4 (No. 333-24995). First Supplemental Indenture dated December 17, 1997 and Second Supplemental Indenture dated February 16, 1998. Incorporated herein by reference to Exhibit 4.1.1 to Chesapeake’s transition report on Form 10-K for the six months ended December 31, 1997. Second [Third] Supplemental Indenture dated April 22, 1998. Incorporated herein by reference to Exhibit 4.1.1 to Chesapeake’s registration statement on Form S-3 (No. 333-57235). Fourth Supplemental Indenture dated July 1, 1998. Incorporated herein by reference to Exhibit 4.1.1 to Chesapeake’s quarterly report on Form10-Q for the quarter ended September 30, 1998. Fifth Supplemental Indenture dated November 19, 1999. Incorporated herein by reference to Exhibit 4.1.1 to Chesapeake’s quarterly report on Form 10-Q for the quarter ended March 31, 2001. Sixth Supplemental Indenture dated December 31, 1999. Incorporated herein by reference to Exhibit 4.1.1 to Chesapeake’s quarterly report on Form 10-Q for the quarter ended September 30, 2001. Seventh Supplemental Indenture dated September 12, 2001. Incorporated herein by reference to Exhibit 4.1.2 to Chesapeake’s quarterly report on Form 10-Q for the quarter ended September 30, 2001. Eighth Supplemental Indenture dated October 1, 2001. Incorporated herein by reference to Exhibit 4.1.3 to Chesapeake’s quarterly report on Form 10-Q for the quarter ended September 30, 2001. Ninth Supplemental Indenture dated December 17, 2001. Incorporated herein by reference to Exhibit 4.1.1 to Chesapeake’s registration statement on Form S-3 (No. 333-76546). Tenth Supplemental Indenture dated as of June 28, 2002. Incorporated herein by reference to Exhibit 4.1.2 to Chesapeake’s registration statement on Form S-4 (No. 333-99289). Eleventh Supplemental Indenture dated as of July 8, 2002. Incorporated herein by reference to Exhibit 4.1.3 to Chesapeake’s registration statement on Form S-4 (No. 333-99289).

4.1.1*	—	Twelfth Supplemental Indenture dated as of February 14, 2003 to Indenture dated as of March 15, 1997 among Chesapeake, as issuer, its subsidiaries signatory thereto as Subsidiary Guarantors, and The Bank of New York (formerly United States Trust Company of New York), as Trustee, with respect to 7.875% Senior Notes due 2004.

4.2	—	Indenture dated as of March 15, 1997 among Chesapeake, as issuer, Chesapeake Operating, Inc., Chesapeake Gas Development Corporation and Chesapeake Exploration Limited Partnership, as Subsidiary Guarantors, and The Bank of New York (formerly United States Trust Company of New York), as Trustee, with respect to 8.5% Senior Notes due 2012. Incorporated herein by

Exhibit Number		Description

reference to Exhibit 4.3 to Chesapeake’s registration statement on Form S-4 (No. 333-24995). First Supplemental Indenture dated December 17, 1997 and Second Supplemental Indenture dated February 16, 1998. Incorporated herein by reference to Exhibit 4.2.1 to Chesapeake’s transition report on Form 10-K for the six months ended December 31, 1997. Second [Third] Supplemental Indenture dated April 22, 1998. Incorporated herein by reference to Exhibit 4.2.1 to Chesapeake’s registration statement on Form S-3 (No. 333-57235). Fourth Supplemental Indenture dated July 1, 1998. Incorporated herein by reference to Exhibit 4.2.1 to Chesapeake’s quarterly report on Form10-Q for the quarter ended September 30, 1998. Fifth Supplemental Indenture dated November 19, 1999. Incorporated herein by reference to Exhibit 4.2.1 to Chesapeake’s quarterly report on Form 10-Q for the quarter ended March 31, 2001. Sixth Supplemental Indenture dated December 31, 1999. Incorporated herein by reference to Exhibit 4.2.1 to Chesapeake’s quarterly report on Form 10-Q for the quarter ended September 30, 2001. Seventh Supplemental Indenture dated September 12, 2001. Incorporated herein by reference to Exhibit 4.2.2 to Chesapeake’s quarterly report on Form 10-Q for the quarter ended September 30, 2001. Eighth Supplemental Indenture dated October 1, 2001. Incorporated herein by reference to Exhibit 4.2.3 to Chesapeake’s quarterly report on Form 10-Q for the quarter ended September 30, 2001. Ninth Supplemental Indenture dated December 17, 2001. Incorporated herein by reference to Exhibit 4.2.1 to Chesapeake’s registration statement on Form S-3 (No. 333-76546). Tenth Supplemental Indenture dated as of June 28, 2002. Incorporated herein by reference to Exhibit 4.2.2 to Chesapeake’s registration statement on Form S-4 (No. 333-99289). Eleventh Supplement Indenture dated as of July 8, 2002. Incorporated herein by reference to Exhibit 4.2.3 to Chesapeake’s registration statement on Form S-4 (No. 333-99289).

4.2.1*	—	Twelfth Supplemental Indenture dated as of February 14, 2003 to Indenture dated as of March 15, 1997 among Chesapeake, as issuer, its subsidiaries signatory thereto as Subsidiary Guarantors, and The Bank of New York (formerly United States Trust Company of New York), as Trustee, with respect to 8.5% Senior Notes due 2012.

4.3	—	Indenture dated as of April 6, 2001 among Chesapeake, as issuer, its subsidiaries signatory thereto, as Subsidiary Guarantors, and The Bank of New York (formerly United States Trust Company of New York), as Trustee, with respect to 8.125% Senior Notes due 2011. Incorporated herein by reference to Exhibit 4.6 to Chesapeake’s quarterly report on Form 10-Q for the quarter ended March31, 2001. Supplemental Indenture dated May 14, 2001. Incorporated herein by reference to Exhibit 4.6 to Chesapeake’s quarterly report on Form 10-Q for the quarter ended March 31, 2001. Second Supplemental Indenture dated September 12, 2001. Incorporated herein by reference to Exhibit 4.3.1 to Chesapeake’s quarterly report on Form 10-Q for the quarter ended September 30, 2001. Third Supplemental Indenture dated October 1, 2001. Incorporated herein by reference to Exhibit 4.3.2 to Chesapeake’s quarterly report on Form 10-Q for the quarter ended September 30, 2001. Fourth Supplemental Indenture dated December 17, 2001. Incorporated herein by reference to Exhibit 4.3.1 to Chesapeake’s registration statement on Form S-3 (No. 333-76546). Fifth Supplemental Indenture dated as of June 28, 2002. Incorporated herein by reference to Exhibit 4.3.2 to Chesapeake’s registration statement on Form S-4 (No. 333-99289). Sixth Supplemental Indenture dated July 8, 2002. Incorporated herein by reference to Exhibit 4.3.3 to Chesapeake’s registration statement on Form S-4 (No. 333-99289).

4.3.1*	—	Seventh Supplemental Indenture dated as of February 14, 2003 to Indenture dated as of April 6, 2001 among Chesapeake, as issuer, its subsidiaries signatory thereto as Subsidiary Guarantors, and The Bank of New York (formerly United States Trust Company of New York), as Trustee, with respect to 8.125% Senior Notes due 2011.

4.4	—	Indenture dated as of November 5, 2001 among Chesapeake, as issuer, its subsidiaries signatory thereto, as Subsidiary Guarantors, and The Bank of New York, as Trustee, with respect to 8.375% Senior Notes due 2008. Incorporated herein by reference to Exhibit 4.16 to Chesapeake’s registration statement on Form S-4 (No. 333-74584). First Supplemental Indenture dated December 17, 2001. Incorporated herein by reference to Exhibit 4.16.1 to Chesapeake’s registration statement on Form S-3 (No. 333-76546). Second Supplemental Indenture dated as of June 28, 2002. Incorporated herein by reference to Exhibit 4.4.2 to Chesapeake’s registration statement on Form S-4 (No. 333-99289). Third Supplemental Indenture dated as of July 8, 2002. Incorporated herein by reference to Exhibit 4.4.3 to Chesapeake’s registration statement on Form S-4 (No. 333-99289).

Exhibit Number		Description

4.4.1*	—	Fourth Supplemental Indenture dated as of February 14, 2003 to Indenture dated as of November 5, 2001 among Chesapeake, as issuer, its subsidiaries signatory thereto as Subsidiary Guarantors, and The Bank of New York, as Trustee, with respect to 8.375% Senior Notes due 2008.

4.5	—	Indenture dated as of August 12, 2002 among Chesapeake, as issuer, its subsidiaries signatory thereto, as Subsidiary Guarantors and The Bank of New York, as Trustee, with respect to its 9.0% Senior Notes due 2012. Incorporated herein by reference to Exhibit 4.14 to Chesapeake’s registration statement on Form S-4 (No. 333-99289).

4.5.1*	—	First Supplemental Indenture dated as of February 14, 2003 to Indenture dated as of August 12, 2002 among Chesapeake, as issuer, its subsidiaries signatory thereto as Subsidiary Guarantors, and The Bank of New York, as Trustee, with respect to 9.0% Senior Notes due 2012.

4.6	—	Indenture dated as of December 20, 2002 among Chesapeake, as issuer, the subsidiaries signatory thereto, as Subsidiary Guarantors and The Bank of New York, as Trustee, with respect to our 7.75% Senior Notes due 2015. Incorporated herein by reference to Exhibit 4.5 to Chesapeake’s registration statement on Form S-4 (No. 333-102445).

4.6.1*	—	First Supplemental Indenture dated as of February 14, 2003 to Indenture dated as of December 20, 2002 among Chesapeake, as issuer, its subsidiaries signatory thereto as Subsidiary Guarantors, and The Bank of New York, as Trustee, with respect to 7.75% Senior Notes due 2015.

4.7	—	Agreement to furnish copies of unfiled long-term debt Instruments. Incorporated herein by reference to Chesapeake’s transition report on Form 10-K for the six months ended December 31, 1997.

4.8	—	$225,000,000 Second Amended and Restated Credit Agreement, dated as of June 11, 2001, among Chesapeake Energy Corporation, Chesapeake Exploration Limited Partnership, as Borrower, Bear Stearns Corporate Lending Inc., as Syndication Agent, Union Bank of California, N.A., as Administrative Agent and Collateral Agent, BNP Paribas and Toronto Dominion (Texas), Inc., as Co-Documentation Agents and other lenders party thereto. Incorporated herein by reference to Exhibit 4.6 to Chesapeake’s quarterly report on Form 10-Q for the quarter ended June 30, 2001. Consent and waiver letter dated September 10, 2001 and consent and waiver letter dated October 5, 2001. Incorporated herein by reference to Exhibits 4.6.1 and 4.6.2 to Chesapeake’s quarterly report on Form 10-Q for the quarter ended September 30, 2001, respectively. Consent and waiver letter dated November 2, 2001. Incorporated herein by reference to Exhibit 4.6.1 to Chesapeake’s registration statement on Form S-4 (No. 333-74584). First Amendment dated March 8, 2002 with respect to Second Amended and Restated Credit Agreement. Incorporated herein by reference to Exhibit 4.6.1 to Chesapeake’s annual report on Form 10-K for the year ended December 31, 2001. Consent and waiver letter dated April 15, 2002. Incorporated herein by reference to Exhibit 4.6.1 to Chesapeake’s quarterly report on Form 10-Q for the quarter ended March 31, 2002. Second Amendment dated June 4, 2002 with respect to Second Amended and Restated Credit Agreement. Incorporated by reference to Exhibit 4.6.1 to Chesapeake’s quarterly report on Form 10-Q for the quarter ended June 30, 2002. Consent and waiver letter dated August 2, 2002. Incorporated herein by reference to Exhibit 4.6.2 to Chesapeake’s registration statement on Form S-4 (No. 333-99289). Third Amendment dated September 20, 2002, with respect to the Second Amended and Restated Credit Agreement. Incorporated herein by reference to Exhibit 4.6.3 to Chesapeake’s quarterly report on Form 10-Q for the quarter ended September 30, 2002. Fourth Amendment dated November 4, 2002, with respect to the Second Amended and Restated Credit Agreement. Incorporated herein by reference to Exhibit 4.6.4 to Chesapeake’s quarterly report on Form 10-Q for the quarter ended September 30, 2002. Consent and waiver letter dated December 11, 2002 with respect to the Second Amended and Restated Credit Agreement. Incorporated herein by reference to Exhibit 4.6.1 to Chesapeake’s registration statement on Form S-4 (No. 333-102446).

Exhibit Number		Description

4.9	—	Warrant Agreement dated as of September 9, 1997 between Gothic Energy Corporation and American Stock Transfer & Trust Company, as warrant agent, and Supplement to Warrant Agreement dated as of January 16, 2001. Incorporated herein by reference to Exhibit 4.9 to Chesapeake’s annual report on Form 10-K for the year ended December 31, 2000.

4.10	—	Registration Rights Agreement dated as of September 9, 1997 among Gothic Energy Corporation, two of its subsidiaries, Oppenheimer & Co., Inc., Banc One Capital Corporation and Paribas Corporation. Incorporated herein by reference to Exhibit 4.10 to Chesapeake’s annual report on Form 10-K for the year ended December 31, 2000.

4.11	—	Warrant Agreement dated as of January 23, 1998 between Gothic Energy Corporation and American Stock Transfer & Trust Company, as warrant agent. Incorporated herein by reference to Exhibit 4.11 to Chesapeake’s annual report on Form 10-K for the year ended December 31, 2000.

4.12	—	Common Stock Registration Rights Agreement dated as of January 23, 1998 among Gothic Energy Corporation and purchasers of its senior redeemable preferred stock. Incorporated herein by reference to Exhibit 4.12 to Chesapeake’s annual report on Form 10-K for the year ended December 31, 2000.

4.14	—	Warrant Agreement dated as of April 21, 1998 between Gothic Energy Corporation and American Stock Transfer & Trust Company, as warrant agent, and Supplement to Warrant Agreement dated as of January 16, 2001. Incorporated herein by reference to Exhibit 4.14 to Chesapeake’s annual report on Form 10-K for the year ended December 31, 2000.

4.15	—	Warrant Registration Rights Agreement dated as of April 21, 1998 among Gothic Energy Corporation and purchasers of units consisting of its 14 1/8% senior secured discount notes due 2006 and warrants to purchase its common stock. Incorporated herein by reference to Exhibit 4.15 to Chesapeake’s annual report on Form 10-K for the year ended December 31, 2000.

10.1.1†	—	Chesapeake’s 1992 Incentive Stock Option Plan. Incorporated herein by reference to Exhibit 10.1.1 to Chesapeake’s registration statement on Form S-4 (No. 33-93718).

10.1.2†	—	Chesapeake’s 1992 Nonstatutory Stock Option Plan, as Amended. Incorporated herein by reference to Exhibit 10.1.2 to Chesapeake’s quarterly report on Form 10-Q for the quarter ended December 31, 1996.

10.1.3†	—	Chesapeake’s 1994 Stock Option Plan, as amended. Incorporated herein by reference to Exhibit 10.1.3 to Chesapeake’s quarterly report on Form 10-Q for the quarter ended December 31, 1996.

10.1.4†	—	Chesapeake’s 1996 Stock Option Plan. Incorporated herein by reference to Exhibit B to Chesapeake’s definitive proxy statement for its 1996 annual meeting of shareholders.

10.1.5†	—	Chesapeake’s 1999 Stock Option Plan. Incorporated herein by reference to Exhibit 10.1.5 to Chesapeake’s quarterly report on Form 10-Q for the quarter ended June 30, 1999.

10.1.6†	—	Chesapeake’s 2000 Employee Stock Option Plan. Incorporated herein by reference to Exhibit 10.1.6 to Chesapeake’s quarterly report on Form 10-Q for the quarter ended March 31, 2000.

10.1.7†	—	Chesapeake’s 2000 Executive Officer Stock Option Plan. Incorporated herein by reference to Exhibit 10.1.7 to Chesapeake’s quarterly report on Form 10-Q for the quarter ended March 31, 2000.

10.1.8†	—	Chesapeake’s 2001 Stock Option Plan. Incorporated herein by reference to Exhibit B to Chesapeake’s definitive proxy statement for its 2001 annual meeting of shareholders filed April 30, 2001.

Exhibit Number		Description

10.1.9†	—	Chesapeake’s 2001 Executive Officer Stock Option Plan. Incorporated herein by reference to Exhibit 10.1.9 to Chesapeake’s quarterly report on Form 10-Q for the quarter ended June 30, 2001.

10.1.10†	—	Chesapeake’s 2001 Nonqualified Stock Option Plan. Incorporated herein by reference to Exhibit 10.1.10 to Chesapeake’s quarterly report on Form 10-Q for the quarter ended June 30, 2001.

10.1.11†	—	Chesapeake’s 2002 Stock Option Plan. Incorporated herein by reference to Exhibit A to Chesapeake’s definitive proxy statement for its 2002 annual meeting of shareholders filed April 29, 2002.

10.1.12†	—	Chesapeake’s 2002 Non-Employee Director Stock Option Plan. Incorporated herein by reference to Exhibit B to Chesapeake’s definitive proxy statement for its 2002 annual meeting of shareholders filed April 29, 2002.

10.1.13†	—	Chesapeake’s 2002 Nonqualified Stock Option Plan. Incorporated herein by reference to Exhibit 10.1.11 to Chesapeake’s quarterly report on Form 10-Q for the quarter ended June 30, 2002.

10.1.14†*	—	Chesapeake’s 2003 Stock Award Plan for Non-Employee Directors.

10.1.15†*	—	Chesapeake Energy Corporation 401(k) Make-Up Plan.

10.1.16†*		Chesapeake Energy Corporation Deferred Compensation Plan

10.2.1†	—	Second Amended and Restated Employment Agreement dated as of July 1, 2001, between Aubrey K. McClendon and Chesapeake Energy Corporation. Incorporated herein by reference to Exhibit 4.7 to Chesapeake’s quarterly report on Form 10-Q for the quarter ended September 30, 2001.

10.2.2†	—	Second Amended and Restated Employment Agreement dated as of July 1, 2001, between Tom L. Ward and Chesapeake Energy Corporation. Incorporated herein by reference to Exhibit 4.8 to Chesapeake’s quarterly report on Form 10-Q for the quarter ended September 30, 2001.

10.2.3†	—	Amended and Restated Employment Agreement dated as of August 1, 2000 between Marcus C. Rowland and Chesapeake Energy Corporation. Incorporated herein by reference to Exhibit 10.2.3 to Chesapeake’s registration statement on Form S-1 (No. 333-45872).

10.2.8†	—	Employment Agreement dated as of July 1, 2000 between Michael A. Johnson and Chesapeake Energy Corporation. Incorporated herein by reference to Exhibit 10.2.8 to Chesapeake’s quarterly report on Form 10-Q for the quarter ended June 30, 2000.

10.2.9†	—	Employment Agreement dated as of July 1, 2000 between Martha A. Burger and Chesapeake Energy Corporation. Incorporated herein by reference to Exhibit 10.2.9 to Chesapeake’s quarterly report on Form 10-Q for the quarter ended June 30, 2000.

10.3†	—	Form of Indemnity Agreement for officers and directors of Chesapeake and its subsidiaries. Incorporated herein by reference to Exhibit 10.30 to Chesapeake’s registration statement on Form S-1 (No. 33-55600).

10.5	—	Rights Agreement dated July 15, 1998 between Chesapeake and UMB Bank, N.A., as Rights Agent. Incorporated herein by reference to Exhibit 1 to Chesapeake’s registration statement on Form 8-A filed July 16, 1998. Amendment No. 1 dated September 11, 1998. Incorporated herein by reference to Exhibit 10.3 to Chesapeake’s quarterly report on Form 10-Q for the quarter ended September 30, 1998.

Exhibit Number		Description

10.10	—	Partnership Agreement of Chesapeake Exploration Limited Partnership dated December 27, 1994 between Chesapeake Energy Corporation and Chesapeake Operating, Inc. Incorporated herein by reference to Exhibit 10.10 to Chesapeake’s registration statement on Form S-4 (No. 33-93718).

10.11	—	Amended and Restated Limited Partnership Agreement of Chesapeake Louisiana, L.P. dated June 30, 1997 between Chesapeake Operating, Inc. and Chesapeake Energy Louisiana Corporation.

12**	—	Ratios of Earnings to Fixed Charges and Preferred Dividends.

21*	—	Subsidiaries of Chesapeake

23.1**	—	Consent of PricewaterhouseCoopers LLP

23.2**	—	Consent of Williamson Petroleum Consultants, Inc.

23.3**		Consent of Ryder Scott Company L.P.

23.4**	—	Consent of Lee Keeling and Associates, Inc.

23.5**		Consent of Netherland, Sewell & Associates, Inc.

31.1**	—	Aubrey K. McClendon, Chairman and Chief Executive Officer, Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	—	Marcus C. Rowland, Executive Vice President and Chief Financial Officer, Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	—	Aubrey K. McClendon, Chairman and Chief Executive Officer, Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2***	—	Marcus C. Rowland, Executive Vice President and Chief Financial Officer, Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed with the Form 10-K on February 27, 2003.
**	Filed with this Form 10-K/A.
***	Furnished with this Form 10-K/A.
†	Management contract or compensatory plan or arrangement.