Form 10-Q/A
period 2003-06-30
CHESAPEAKE ENERGY CORP
filed 2003-09-18
CIK 895126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

AMENDMENT NO. 1

EXPLANATORY NOTE

As described in Note 11 to the Condensed Consolidated Financial Statements, Chesapeake Energy Corporation has reclassified certain amounts previously reported Condensed Consolidated Statement of Operations and has made the corresponding revisions to the Notes to Consolidated Financial Statements for the three and six months ended June 30, 2003 and 2002. The revisions had no effect on previously reported net income or net income per share.

Corresponding changes resulting from these revisions of classifications in the financial statements were also made to Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 3. “Quantitative and Qualitative Disclosures About Market Risk”.

In light of the refiling of this report for the purpose of revising the financial statements, we have also revised other disclosures from the original filing in response to comments of the staff of the Securities and Exchange Commission.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2003	December 31, 2002
	($ in thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$35,909	$247,637
Restricted cash	—	82
Accounts receivable:
Oil and gas sales	190,453	109,246
Joint interest, net of allowance of $2,644,000 and $1,433,000, respectively	24,973	22,760
Short-term derivatives	342	16,498
Related parties	3,853	2,155
Other	27,647	13,471
Deferred income tax asset	6,479	8,109
Short-term derivative instruments	31,331	—
Inventory and other	12,480	15,359

Total Current Assets	333,467	435,317

PROPERTY AND EQUIPMENT:
Oil and gas properties, at cost based on full cost accounting:
Evaluated oil and gas properties	5,575,048	4,334,833
Unevaluated properties	177,837	72,506
Less: accumulated depreciation, depletion and amortization	(2,280,690)	(2,123,773)

	3,472,195	2,283,566
Other property and equipment	175,817	154,092
Less: accumulated depreciation and amortization	(52,846)	(47,774)

Total Property and Equipment	3,595,166	2,389,884

OTHER ASSETS:
Deferred income tax asset	—	2,071
Long-term derivative instruments	24,873	2,666
Long-term investments	29,075	9,075
Other assets	30,779	36,595

Total Other Assets	84,727	50,407

TOTAL ASSETS	$4,013,360	$2,875,608

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$128,579	$86,001
Accrued interest	47,787	35,025
Derivative payable	2,296	—
Short-term derivative instruments	42,384	33,697
Other accrued liabilities	83,665	56,465
Revenues and royalties due others	111,160	54,364

Total Current Liabilities	415,871	265,552

OTHER LIABILITIES:
Long-term debt, net	1,968,447	1,651,198
Revenues and royalties due others	14,882	13,797
Long-term derivative instruments	3,442	30,174
Asset retirement obligation	44,699	—
Other liabilities	10,479	7,012
Deferred income taxes payable	92,068	—

Total Other Liabilities	2,134,017	1,702,181

CONTINGENCIES AND COMMITMENTS (Note 3)
STOCKHOLDERS’ EQUITY:
Preferred Stock, $0.01 par value, 10,000,000 shares authorized, 6.75% cumulative convertible preferred stock, 2,998,000 shares issued and outstanding at June 30, 2003 and December 31, 2002, entitled in liquidation to $149.9 million	149,900	149,900
6.00% cumulative convertible preferred stock, 4,600,000 and 0 shares issued and outstanding at June 30, 2003 and December 31, 2002, entitled in liquidation to $230.0 million	230,000	—
Common Stock, $.01 par value, 350,000,000 shares authorized, 220,933,661 and 194,936,912 shares issued at June 30, 2003 and December 31, 2002, respectively	2,209	1,949
Paid-in capital	1,387,352	1,205,554
Accumulated deficit	(296,644)	(426,085)
Accumulated other comprehensive income (loss), net of tax of $(7,812,000) and $2,307,000, respectively	12,746	(3,461)
Less: treasury stock, at cost; 5,071,571 and 4,792,529 common shares at June 30, 2003 and December 31, 2002, respectively	(22,091)	(19,982)

Total Stockholders’ Equity	1,463,472	907,875

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,013,360	$2,875,608

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	($ in thousands, except per share data)
	(Revised—Note 11)
REVENUES:
Oil and gas sales	$319,519	$150,905	$605,538	$213,561
Oil and gas marketing sales	110,296	42,785	200,604	70,118

Total Revenues	429,815	193,690	806,142	283,679

OPERATING COSTS:
Production expenses	34,263	24,242	65,720	46,302
Production taxes	17,101	7,911	35,698	13,127
General and administrative	6,000	3,859	11,665	8,153
Oil and gas marketing expenses	106,857	41,181	196,215	67,688
Oil and gas depreciation, depletion and amortization	91,570	50,778	168,184	99,397
Depreciation and amortization of other assets	4,122	3,652	7,806	6,762

Total Operating Costs	259,913	131,623	485,288	241,429

INCOME FROM OPERATIONS	169,902	62,067	320,854	42,250

OTHER INCOME (EXPENSE):
Interest and other income	781	3,992	1,544	5,537
Interest expense	(38,036)	(24,067)	(75,040)	(51,180)
Loss on repurchases of Chesapeake debt	—	(273)	—	(864)

Total Other Income (Expense)	(37,255)	(20,348)	(73,496)	(46,507)

INCOME (LOSS) BEFORE INCOME TAX AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	132,647	41,719	247,358	(4,257)
INCOME TAX EXPENSE (BENEFIT):
Current	—	—	—	—
Deferred	50,407	16,686	93,998	(1,704)

Total Income Tax Expense (Benefit)	50,407	16,686	93,998	(1,704)

NET INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	82,240	25,033	153,360	(2,553)
Cumulative effect of accounting change, net of income taxes of $1,464,000	—	—	2,389	—

NET INCOME (LOSS)	82,240	25,033	155,749	(2,553)
Preferred stock dividends	(5,979)	(2,530)	(9,505)	(5,062)

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$76,261	$22,503	$146,244	$(7,615)

EARNINGS (LOSS) PER COMMON SHARE—BASIC:
Income (loss) before cumulative effect of accounting change	$0.36	$0.14	$0.70	$(0.05)
Cumulative effect of accounting change	—	—	0.01	—

Net income (loss)	$0.36	$0.14	$0.71	$(0.05)

EARNINGS (LOSS) PER COMMON SHARE—ASSUMING DILUTION:
Income (loss) before cumulative effect of accounting change	$0.31	$0.13	$0.62	$(0.05)
Cumulative effect of accounting change	—	—	0.01	—

Net income (loss)	$0.31	$0.13	$0.63	$(0.05)

WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING (in thousands):
Basic	214,341	165,963	205,995	165,669

Assuming dilution	263,919	191,947	247,391	165,669

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2003	2002
	($ in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)	$155,749	$(2,553)
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Depreciation, depletion and amortization	172,543	103,770
Unrealized (gains) losses on derivatives	(30,794)	79,949
Deferred income taxes	93,998	(1,702)
Amortization of loan costs and bond discount	4,110	2,899
Cumulative effect of accounting change	(2,389)	—
Other	565	167

Cash provided by operating activities before changes in assets and liabilities	393,782	182,530
Changes in assets and liabilities	(17,149)	32,295

Cash provided by operating activities	376,633	214,825

CASH FLOWS FROM INVESTING ACTIVITIES:
Exploration and development of oil and gas properties	(307,090)	(176,386)
Acquisition of unproved oil and gas properties	(123,122)	(7,167)
Acquisition of proved oil and gas properties	(863,050)	(124,305)
Sales of proved oil and gas properties	19,667	—
Investment in Pioneer Drilling Company	(20,000)	—
Additions to other property, plant and equipment and other	(22,179)	(16,714)

Cash used in investing activities	(1,315,774)	(324,572)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term borrowings	296,000	45,000
Payments on long-term borrowings	(270,000)	—
Cash received from issuance of senior notes	297,306	—
Cash paid for issuance costs of senior notes	(6,367)	—
Proceeds from issuance of preferred stock, net of issuance costs	222,893	—
Proceeds from issuance of common stock, net of issuance costs	177,444	—
Net increase in outstanding payments in excess of cash balances	29,474	—
Cash paid for common stock dividend	(12,125)	—
Cash paid for preferred stock dividend	(8,893)	(5,118)
Cash paid to repurchase senior notes	—	(43,220)
Cash paid for treasury stock	(2,109)	—
Cash received from exercise of stock options and warrants	6,326	1,956
Other	(2,536)	(169)

Cash provided by (used in) financing activities	727,413	(1,551)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(211,728)	(111,298)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	247,637	117,594

CASH AND CASH EQUIVALENTS, END OF PERIOD	$35,909	$6,296

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

When Chesapeake enters into a counter-swap with the same counterparty, to the extent that a right of setoff exists in accordance with FASB Interpretation No. 39, we net the value of the swap and the counter-swap.

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

Chesapeake enters into oil and gas derivative transactions in order to mitigate a portion of its exposure to adverse market changes in oil and gas commodity prices. Accordingly, we believe that any associated gains or losses from the derivative transactions should be reflected as adjustments to oil and gas sales on the condensed consolidated statement of operations. Pursuant to SFAS 133, certain derivatives do not qualify for designation as cash flow hedges. Changes in the fair value of these non-qualifying derivatives that occur prior to their maturity (i.e., temporary fluctuations in value) are reported currently in the condensed consolidated statements of operations as unrealized gains (losses) within oil and gas sales. Unrealized gains (losses) included in oil and gas sales in the Current Period and Prior Period were $33.0 million and ($80.4) million, respectively.

Following provisions of SFAS 133, changes in the fair value of derivative instruments designated as cash flow hedges, to the extent they are effective in offsetting cash flows attributed to the hedged risk, are recorded in other comprehensive income. Any change in fair value resulting from ineffectiveness is recognized currently in oil and gas sales. These amounts totaled to a gain of $0.5 million in the Current Period and a loss of $2.2 million in the Prior Period, a gain of $0.4 million in the Current Quarter and a loss of $1.4 million in the Prior Quarter.

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

Based upon the market prices at June 30, 2003, we expect to transfer approximately $13.7 million of the gain included in the balance in accumulated other comprehensive income to earnings during the next 12 months when the hedged transactions actually close. All transactions hedged as of June 30, 2003 will mature by 2007, with the exception of the basis protection swaps which extend to 2009.

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

In July 2002, we closed two interest rate swaps for a cash settlement of $8.6 million. As of June 30, 2003, the remaining balance to be amortized as a reduction to interest expense was $0.4 million. During the Current Quarter and Current Period, $0.2 million and $0.3 million, respectively, was recorded as a reduction to interest expense.

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

Term	Notional Amount	Fixed Rate	Floating Rate
March 2004—March 2012	$142,665,000	8.5%	U.S. six-month LIBOR plus 75 basis points

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

According to SFAS 133, a fair value hedge relationship exists between the embedded call option in the 8.5% senior notes and the swaption agreement. The fair value of the swaption is recorded on the condensed consolidated balance sheets as a liability, and the debt’s carrying amount is adjusted by the change in the fair value of the call option subsequent to the initiation of the swaption. Any resulting differences are recorded currently as ineffectiveness in the condensed consolidated statements of operations as an adjustment to interest expense.

We have recorded an adjustment to the carrying amount of the debt of $25.3 million as of June 30, 2003. Since the inception of the swaption, we recorded the change in the fair market value of the swaption from a $7.8 million liability to a $37.8 million liability, an increase of $30.0 million. As part of recording the fair value hedge, we also recorded, as an adjustment to the carrying value of the debt, a $25.3 million increase in the fair value of the embedded call option. The difference between the two adjustments, $4.7 million representing ineffectiveness, was recorded as additional interest expense. Results of the interest rate swap, if initiated, will be reflected as adjustments to interest expense in the corresponding months.

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

Due to the nature of the oil and gas business, Chesapeake and its subsidiaries are exposed to possible environmental risks. Chesapeake has implemented various policies and procedures to avoid environmental contamination and risks from environmental contamination. Chesapeake conducts periodic reviews, on a company-wide basis, to identify changes in its environmental risk profile. These reviews evaluate whether there is a probable liability, its amount, and the likelihood that the liability will be incurred. The amount of any potential liability is determined by considering, among other matters, incremental direct costs of any likely remediation and the proportionate cost of employees who are expected to devote a significant amount of time directly to any possible remediation effort. We manage our exposure to environmental liabilities on properties to be acquired by identifying existing problems and assessing the potential liability. Depending on the extent of an identified environmental problem, Chesapeake may exclude a property from the acquisition, require the seller to remediate the property to our satisfaction, or agree to assume the liability for the remediation of the property. Chesapeake has historically not experienced any significant environmental liability, and is not aware of any potential material environmental issues or claims at June 30, 2003.

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

CONDENSED CONSOLIDATED BALANCE SHEET

AS OF JUNE 30, 2003

($ in thousands)

	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Parent	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$(493)	$36,361	$41	$—	$35,909
Accounts receivable	194,334	133,415	11,837	(92,660)	246,926
Short-term derivative receivable	342	—	—	—	342
Short-term derivative instruments	31,331	—	—	—	31,331
Deferred income tax asset	—	—	6,479	—	6,479
Inventory and other	10,724	1,746	10	—	12,480

Total Current Assets	236,238	171,522	18,367	(92,660)	333,467

PROPERTY AND EQUIPMENT:
Evaluated oil and gas properties	5,575,048	—	—	—	5,575,048
Unevaluated properties	177,837	—	—	—	177,837
Other property and equipment	70,083	35,078	70,656	—	175,817
Less: accumulated depreciation, depletion and amortization	(2,306,654)	(21,910)	(4,972)	—	(2,333,536)

Net Property and Equipment	3,516,314	13,168	65,684	—	3,595,166

OTHER ASSETS:
Investments in subsidiaries and intercompany advances	—	—	718,661	(718,661)	—
Long-term derivative instruments	24,873	—	—	—	24,873
Long-term investments	—	—	29,075	—	29,075
Other assets	9,141	24	21,638	(24)	30,779

Total Other Assets	34,014	24	769,374	(718,685)	84,727

TOTAL ASSETS	$3,786,566	$184,714	$853,425	$(811,345)	$4,013,360

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$134,220	$130,846	$—	$(136,487)	$128,579
Accrued interest	—	—	47,787	—	47,787
Other accrued liabilities	66,750	2,922	13,708	285	83,665
Short-term derivative instruments	4,606	—	37,778	—	42,384
Derivative payable	2,296	—	—	—	2,296
Revenues and royalties due others	67,333	—	—	43,827	111,160

Total Current Liabilities	275,205	133,768	99,273	(92,375)	415,871

OTHER LIABILITIES:
Long-term debt, net	26,000	—	1,942,447	—	1,968,447
Revenues and royalties due others	14,882	—	—	—	14,882
Long-term derivative instruments	3,442	—	—	—	3,442
Asset retirement obligation	44,699	—	—	—	44,699
Other liabilities	9,153	1,326	—	—	10,479
Deferred income tax liability (asset)	192,450	2,888	(103,270)	—	92,068
Intercompany payables (receivables)	2,549,075	(269)	(2,548,497)	(309)	—

Total Other Liabilities	2,839,701	3,945	(709,320)	(309)	2,134,017

STOCKHOLDERS’ EQUITY:
Common stock	56	1	2,209	(57)	2,209
Preferred stock	—	—	379,900	—	379,900
Other	671,604	47,000	1,081,363	(718,604)	1,081,363

Total Stockholders’ Equity	671,660	47,001	1,463,472	(718,661)	1,463,472

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,786,566	$184,714	$853,425	$(811,345)	$4,013,360

CONDENSED CONSOLIDATED BALANCE SHEET

AS OF DECEMBER 31, 2002

($ in thousands)

	Guarantor Subsidiary	Non- Guarantor Subsidiary	Parent	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents, including restricted cash	$(31,893)	$24,448	$255,164	$—	$247,719
Accounts receivable	122,074	69,362	3,006	(46,810)	147,632
Short-term derivative receivable	16,498	—	—	—	16,498
Deferred income tax asset	—	—	8,109	—	8,109
Inventory and other	14,202	1,157	—	—	15,359

Total Current Assets	120,881	94,967	266,279	(46,810)	435,317

PROPERTY AND EQUIPMENT:
Evaluated oil and gas properties	4,334,833	—	—	—	4,334,833
Unevaluated properties	72,506	—	—	—	72,506
Other property and equipment	64,475	30,818	58,799	—	154,092
Less: accumulated depreciation, depletion and amortization	(2,146,538)	(20,789)	(4,220)	—	(2,171,547)

Net Property and Equipment	2,325,276	10,029	54,579	—	2,389,884

OTHER ASSETS:
Investments in subsidiaries and intercompany advances	—	—	357,698	(357,698)	—
Deferred income tax asset (liability)	(124,455)	(1,941)	128,467	—	2,071
Long-term derivative instruments	2,666	—	—	—	2,666
Long-term investments	—	—	9,075	—	9,075
Other assets	20,246	57	16,349	(57)	36,595

Total Other Assets	(101,543)	(1,884)	511,589	(357,755)	50,407

TOTAL ASSETS	$2,344,614	$103,112	$832,447	$(404,565)	$2,875,608

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$82,083	$71,316	$—	$(67,398)	$86,001
Accrued interest	—	—	35,025	—	35,025
Other accrued liabilities	46,231	1,960	8,326	(52)	56,465
Short-term derivative instruments	33,697	—	—	—	33,697
Revenues and royalties due others	33,776	—	—	20,588	54,364

Total Current Liabilities	195,787	73,276	43,351	(46,862)	265,552

OTHER LIABILITIES:
Long-term debt, net	—	—	1,651,198	—	1,651,198
Revenues and royalties due others	13,797	—	—	—	13,797
Long-term derivative instruments	—	—	30,174	—	30,174
Other liabilities	5,687	1,325	—	—	7,012
Intercompany payables (receivable)	1,801,833	(1,677)	(1,800,151)	(5)	—

Total Other Liabilities	1,821,317	(352)	(118,779)	(5)	1,702,181

STOCKHOLDERS’ EQUITY:
Common stock	56	1	1,949	(57)	1,949
Preferred stock	—	—	149,900	—	149,900
Other	327,454	30,187	756,026	(357,641)	756,026

Total Stockholders’ Equity	327,510	30,188	907,875	(357,698)	907,875

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,344,614	$103,112	$832,447	$(404,565)	$2,875,608

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

($ in thousands)

	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Parent	Eliminations	Consolidated
For the Three Months Ended June 30, 2003 (Revised—Note 11):
REVENUES:
Oil and gas sales	$319,519	$—	$—	$—	$319,519
Oil and gas marketing sales	—	336,392	—	(226,096)	110,296

Total Revenues	319,519	336,392	—	(226,096)	429,815

OPERATING COSTS:
Production expenses	34,263	—	—	—	34,263
Production taxes	17,101	—	—	—	17,101
General and administrative	4,762	661	577	—	6,000
Oil and gas marketing expenses	—	332,953	—	(226,096)	106,857
Oil and gas depreciation, depletion and amortization	91,570	—	—	—	91,570
Depreciation and amortization of other assets	2,469	595	1,058	—	4,122

Total Operating Costs	150,165	334,209	1,635	(226,096)	259,913

INCOME (LOSS) FROM OPERATIONS	169,354	2,183	(1,635)	—	169,902

OTHER INCOME (EXPENSE):
Interest and other income	(20)	372	41,080	(40,651)	781
Interest expense	(38,111)	—	(40,576)	40,651	(38,036)
Equity in net earnings of subsidiaries	—	—	82,942	(82,942)	—

Total Other Income (Expense)	(38,131)	372	83,446	(82,942)	(37,255)

INCOME (LOSS) BEFORE INCOME TAXES	131,223	2,555	81,811	(82,942)	132,647
Income tax expense (benefit)	49,865	971	(429)	—	50,407

NET INCOME (LOSS)	$81,358	$1,584	$82,240	$(82,942)	$82,240

	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Parent	Eliminations	Consolidated
For the Three Months Ended June 30, 2002 (Revised—Note 11):
REVENUES:
Oil and gas sales	$150,905	$—	$—	$—	$150,905
Oil and gas marketing sales	—	138,964	—	(96,179)	42,785

Total Revenues	150,905	138,964	—	(96,179)	193,690

OPERATING COSTS:
Production expenses	24,242	—	—	—	24,242
Production taxes	7,911	—	—	—	7,911
General and administrative	3,365	441	53	—	3,859
Oil and gas marketing expenses	—	137,360	—	(96,179)	41,181
Oil and gas depreciation, depletion and amortization	50,778	—	—	—	50,778
Other depreciation and amortization	2,484	493	675	—	3,652

Total Operating Costs	88,780	138,294	728	(96,179)	131,623

INCOME (LOSS) FROM OPERATIONS	62,125	670	(728)	—	62,067

OTHER INCOME (EXPENSE):
Interest and other income	943	112	29,975	(27,038)	3,992
Interest expense	(26,061)	(8)	(25,036)	27,038	(24,067)
Loss on repurchases of Chesapeake debt	—	—	(273)	—	(273)
Equity in net earnings of subsidiaries	—	—	22,670	(22,670)	—

Total Other Income (Expense)	(25,118)	104	27,336	(22,670)	(20,348)

INCOME BEFORE INCOME TAXES	37,007	774	26,608	(22,670)	41,719
Income tax expense	14,802	309	1,575	—	16,686

NET INCOME	$22,205	$465	$25,033	$(22,670)	$25,033

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

($ in thousands)

	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Parent	Eliminations	Consolidated
For the Six Months Ended June 30, 2003 (Revised—Note 11):
REVENUES:
Oil and gas sales	$605,538	$—	$—	$—	$605,538
Oil and gas marketing sales	—	630,543	—	(429,939)	200,604

Total Revenues	605,538	630,543	—	(429,939)	806,142

OPERATING COSTS:
Production expenses	65,720	—	—	—	65,720
Production taxes	35,698	—	—	—	35,698
General and administrative	9,709	1,244	712	—	11,665
Oil and gas marketing expenses	—	626,154	—	(429,939)	196,215
Oil and gas depreciation, depletion and amortization	168,184	—	—	—	168,184
Depreciation and amortization of other assets	4,767	1,120	1,919	—	7,806

Total Operating Costs	284,078	628,518	2,631	(429,939)	485,288

INCOME (LOSS) FROM OPERATIONS	321,460	2,025	(2,631)	—	320,854

OTHER INCOME (EXPENSE):
Interest and other income	(2)	466	76,745	(75,665)	1,544
Interest expense	(71,945)	—	(78,760)	75,665	(75,040)
Equity in net earnings of subsidiaries	—	—	158,630	(158,630)	—

Total Other Income (Expense)	(71,947)	466	156,615	(158,630)	(73,496)

INCOME (LOSS) BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	249,513	2,491	153,984	(158,630)	247,358
Income tax expense (benefit)	94,816	947	(1,765)	—	93,998

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	154,697	1,544	155,749	(158,630)	153,360
Cumulative effect of accounting change, net of tax	2,389	—	—	—	2,389

NET INCOME (LOSS)	$157,086	$1,544	$155,749	$(158,630)	$155,749

	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Parent	Eliminations	Consolidated
For the Six Months Ended June 30, 2002 (Revised—Note 11):
REVENUES:
Oil and gas sales	$213,561	$—	$—	$—	$213,561
Oil and gas marketing sales	—	228,429	—	(158,311)	70,118

Total Revenues	213,561	228,429	—	(158,311)	283,679

OPERATING COSTS:
Production expenses	46,302	—	—	—	46,302
Production taxes	13,127	—	—	—	13,127
General and administrative	6,995	892	266	—	8,153
Oil and gas marketing expenses	—	225,999	—	(158,311)	67,688
Oil and gas depreciation, depletion and amortization	99,397	—	—	—	99,397
Other depreciation and amortization	4,655	770	1,337	—	6,762

Total Operating Costs	170,476	227,661	1,603	(158,311)	241,429

INCOME (LOSS) FROM OPERATIONS	43,085	768	(1,603)	—	42,250

OTHER INCOME (EXPENSE):
Interest and other income	1,152	211	58,681	(54,507)	5,537
Interest expense	(52,630)	(8)	(53,049)	54,507	(51,180)
Loss on repurchases of Chesapeake debt	—	—	(864)	—	(864)
Equity in net earnings of subsidiaries	—	—	(4,452)	4,452	—

Total Other Income (Expense)	(51,478)	203	316	4,452	(46,507)

INCOME (LOSS) BEFORE INCOME TAXES	(8,393)	971	(1,287)	4,452	(4,257)
Income tax expense (benefit)	(3,358)	388	1,266	—	(1,704)

NET INCOME (LOSS)	$(5,035)	$583	$(2,553)	$4,452	$(2,553)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Parent	Eliminations	Consolidated
For the Six Months Ended June 30, 2003:
CASH FLOWS FROM OPERATING ACTIVITIES	$490,841	$(119,599)	$164,021	$(158,630)	$376,633

CASH FLOWS FROM INVESTING ACTIVITIES:
Oil and gas properties, net	(343,997)	—	(929,598)	—	(1,273,595)
Investment in Pioneer Drilling Company	—	—	(20,000)	—	(20,000)
Other	(6,062)	(4,260)	(11,857)	—	(22,179)

Cash (used in) provided by investing activities	(350,059)	(4,260)	(961,455)	—	(1,315,774)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term borrowings	296,000	—	—	—	296,000
Payments on long-term borrowings	(270,000)	—	—	—	(270,000)
Net increase in outstanding payments in excess of cash balances	29,474	—	—	—	29,474
Cash received from issuance of senior notes	—	—	297,306	—	297,306
Cash paid for issuance costs of senior notes	—	—	(6,367)	—	(6,367)
Cash paid for treasury stocks	—	—	(2,109)	—	(2,109)
Proceeds from issuance of common stock, net of issuance costs	—	—	177,444	—	177,444
Proceeds from issuance of preferred stock, net of issuance costs	—	—	222,893	—	222,893
Cash dividends paid on preferred stock and common stock	—	—	(21,018)	—	(21,018)
Exercise of stock options and warrants	—	—	6,326	—	6,326
Other	(2,314)	—	(222)	—	(2,536)
Intercompany advances, net	(162,460)	135,772	(131,942)	158,630	—

Cash provided by (used in) financing activities	(109,300)	135,772	542,311	158,630	727,413

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	31,482	11,913	(255,123)	—	(211,728)
CASH, BEGINNING OF PERIOD	(31,975)	24,448	255,164	—	247,637

CASH, END OF PERIOD	$(493)	$36,361	$41	$—	$35,909

	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Parent	Eliminations	Consolidated
For the Six Months Ended June 30, 2002:
CASH FLOWS FROM OPERATING ACTIVITIES	$213,415	$(13,657)	$10,615	$4,452	$214,825

CASH FLOWS FROM INVESTING ACTIVITIES:
Oil and gas properties, net	(180,545)	—	(127,251)	—	(307,796)
Additions to other property, plant and equipment and other	(6,499)	(3,408)	(8,676)	—	(18,583)
Other investments, net	—	—	1,807	—	1,807

Cash (used in) provided by investing activities	(187,044)	(3,408)	(134,120)	—	(324,572)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term borrowings	45,000	—	—	—	45,000
Cash paid for issuance costs of senior notes	—	—	(95)	—	(95)
Cash paid for repurchase of senior notes	—	—	(42,201)	—	(42,201)
Cash paid for repurchase premium on senior notes	—	—	(1,019)	—	(1,019)
Cash dividends paid on preferred stock	—	—	(5,118)	—	(5,118)
Exercise of stock options	—	—	1,956	—	1,956
Other	—	—	(74)	—	(74)
Intercompany advances, net	(59,807)	3,394	60,865	(4,452)	—

Cash (used in) provided by financing activities	(14,807)	3,394	14,314	(4,452)	(1,551)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,564	(13,671)	(109,191)	—	(111,298)
CASH, BEGINNING OF PERIOD	(11,313)	19,714	109,193	—	117,594

CASH, END OF PERIOD	$251	$6,043	$2	$—	$6,296

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

($ in thousands)

	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Parent	Eliminations	Consolidated
For the Three Months Ended June 30, 2003:
Net income (loss)	$81,358	$1,584	$82,240	$(82,942)	$82,240
Other comprehensive income (loss)—net of income tax:
Change in fair value of derivative instruments	11,696	—	—	—	11,696
Reclassification of loss on settled contracts	2,461	—	—	—	2,461
Ineffectiveness portion of derivatives qualifying for cash flow hedge accounting	(256)	—	—	—	(256)
Equity in net other comprehensive income (loss) of subsidiaries	—	—	13,901	(13,901)	—

Comprehensive income (loss)	$95,259	$1,584	$96,141	$(96,843)	$96,141

	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Parent	Eliminations	Consolidated
For the Three Months Ended June 30, 2002:
Net income	$22,205	$465	$25,033	$(22,670)	$25,033
Other comprehensive income (loss), net of income tax:
Change in fair value of derivative instruments	(2,242)	—	—	—	(2,242)
Reclassification of gain on settled contracts	(1,683)	—	—	—	(1,683)
Ineffective portion of derivatives qualifying for cash flow hedge accounting	815	—	—	—	815
Equity in net other comprehensive income (loss) of subsidiaries	—	—	(3,110)	3,110	—

Comprehensive income (loss)	$19,095	$465	$21,923	$(19,560)	$21,923

	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Parent	Eliminations	Consolidated
For the Six Months Ended June 30, 2003:
Net income (loss)	$157,086	$1,544	$155,749	$(158,630)	$155,749
Other comprehensive income (loss)—net of income tax:
Change in fair value of derivative instruments	(36,859)	—	—	—	(36,859)
Reclassification of loss on settled contracts	53,352	—	—	—	53,352
Ineffectiveness portion of derivatives qualifying for cash flow hedge accounting	(286)	—	—	—	(286)
Equity in net other comprehensive income (loss) of subsidiaries	—	—	16,207	(16,207)	—

Comprehensive income (loss)	$173,293	$1,544	$171,956	$(174,837)	$171,956

	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Parent	Eliminations	Consolidated
For the Six Months Ended June 30, 2002:
Net income (loss)	$(5,035)	$583	$(2,553)	$4,452	$(2,553)
Other comprehensive income (loss), net of income tax:
Change in fair value of derivative instruments	(12,972)	—	—	—	(12,972)
Reclassification of gain on settled contracts	(15,769)	—	—	—	(15,769)
Ineffective portion of derivatives qualifying for cash flow hedge accounting	1,309	—	—	—	1,309
Equity in net other comprehensive income (loss) of subsidiaries	—	—	(27,432)	27,432	—

Comprehensive income (loss)	$(32,467)	$583	$(29,985)	$31,884	$(29,985)

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

We identified and estimated all of our asset retirement obligations for tangible, long-lived assets as of January 1, 2003. These obligations were for plugging and abandonment costs for depleted oil and gas wells. Prior to the adoption of SFAS 143, we included an estimate of our asset retirement obligations related to our oil and gas properties in our calculation of oil and gas depreciation, depletion and amortization expense. Upon adoption of SFAS 143, we recorded the discounted fair value of our expected future obligations. During the quarter ended March 31, 2003, we recorded a $30.5 million liability, a cumulative effect for the change in accounting principle as an increase to earnings of $2.4 million (net of income taxes) and an increase in net oil and gas properties of $34.3 million. The pro-forma effect on prior periods’ financial position and results of operations was not material.

The components of the change in our asset retirement obligations are shown below.

	Three Months Ended June 30, 2003	Six Months Ended June 30, 2003
Asset retirement obligations, beginning balance	$46,438	$30,479
Additions and revisions	1,246	16,543
Settlements and disposals	(3,771)	(3,771)
Accretion expense	786	1,448

Asset retirement obligations, ending balance	$44,699	$44,699

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

11. Income Statement Reclassifications

We have reclassified certain amounts in our previously reported condensed consolidated financial statements for the three and six months ended June 30, 2003 and 2002. These reclassifications had no effect on previously reported net income or net income per share.

For the three and six months ended June 30, 2003 and 2002, Chesapeake has reclassified unrealized gains and losses on certain derivative instruments. Previously, gains (losses) resulting from ineffectiveness of oil and gas derivative contracts designated as cash flow hedges, as well as the net unrealized gains and losses related to oil and gas derivative contracts not qualifying for hedge accounting under SFAS 133, were separately classified as “risk management income (loss)”. These amounts have been reclassified and are now included in “oil and gas sales” for the three and six months ended June 30, 2003 and 2002. For the three and six months ended June 30, 2003 and 2002 we have also reclassified to interest expense ineffectiveness related to the fair value of derivatives designated as hedges, as well as the amortization of realized gains and losses on interest rate derivative instruments that were previously reported as risk management income (loss).

The effects of these reclassifications on the condensed consolidated statements of operations previously reported for the three and six months ended June 30, 2003 and 2002 are presented below.

	Three Months Ended June 30,
	2003		2002
	As Previously Reported	As Revised	As Previously Reported	As Revised
	($ in thousands, except per share data)
REVENUES:
Oil and gas sales	$316,172	$319,519	$152,009	$150,905
Risk management income (loss)	3,084	—	(481)	—
Oil and gas marketing sales	110,296	110,296	42,785	42,785

Total Revenues	429,552	429,815	194,313	193,690

OPERATING COSTS	259,913	259,913	131,623	131,623

INCOME FROM OPERATIONS	169,639	169,902	62,690	62,067

OTHER INCOME (EXPENSE):
Interest and other income	781	781	3,992	3,992
Interest expense	(37,773)	(38,036)	(24,690)	(24,067)
Loss on repurchases of Chesapeake debt	—	—	(273)	(273)

Total Other Income (Expense)	(36,992)	(37,255)	(20,971)	(20,348)

INCOME (LOSS) BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	132,647	132,647	41,719	41,719
INCOME TAX EXPENSE (BENEFIT):
Current	—	—	—	—
Deferred	50,407	50,407	16,686	16,686

Total Income Tax Expense (Benefit)	50,407	50,407	16,686	16,686

NET INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	82,240	82,240	25,033	25,033
Cumulative effect of accounting change, net of income taxes of $1,464,000	—	—	—	—

NET INCOME (LOSS)	82,240	82,240	25,033	25,033
Preferred stock dividends	(5,979)	(5,979)	(2,530)	(2,530)

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$76,261	$76,261	$22,503	$22,503

EARNINGS (LOSS) PER COMMON SHARE:
Basic	$0.36	$0.36	$0.14	$0.14
Assuming dilution	$0.31	$0.31	$0.13	$0.13

	Six Months Ended June 30,
	2003		2002
	As Previously Reported	As Revised	As Previously Reported	As Revised
	($ in thousands, except per share data)
REVENUES:
Oil and gas sales	$572,504	$605,538	$293,980	$213,561
Risk management income (loss)	30,794	—	(79,949)	—
Oil and gas marketing sales	200,604	200,604	70,118	70,118

Total Revenues	803,902	806,142	284,149	283,679

OPERATING COSTS	485,288	485,288	241,429	241,429

INCOME FROM OPERATIONS	318,614	320,854	42,720	42,250

OTHER INCOME (EXPENSE):
Interest and other income	1,544	1,544	5,537	5,537
Interest expense	(72,800)	(75,040)	(51,650)	(51,180)
Loss on repurchases of Chesapeake debt	—	—	(864)	(864)

Total Other Income (Expense)	(71,256)	(73,496)	(46,977)	(46,507)

INCOME (LOSS) BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	247,358	247,358	(4,257)	(4,257)
INCOME TAX EXPENSE (BENEFIT):
Current	—	—	—	—
Deferred	93,998	93,998	(1,704)	(1,704)

Total Income Tax Expense (Benefit)	93,998	93,998	(1,704)	(1,704)

NET INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	153,360	153,360	(2,553)	(2,553)
Cumulative effect of accounting change, net of income taxes of $1,464,000	2,389	2,389	—	—

NET INCOME (LOSS)	155,749	155,749	(2,553)	(2,553)
Preferred stock dividends	(9,505)	(9,505)	(5,062)	(5,062)

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$146,244	$146,244	$(7,615)	$(7,615)

EARNINGS (LOSS) PER COMMON SHARE—BASIC:
Income (loss) before cumulative effect of accounting change	$0.70	$0.70	$(0.05)	$(0.05)
Cumulative effect of accounting change	0.01	0.01	—	—

Net income (loss)	$0.71	$0.71	$(0.05)	$(0.05)

EARNINGS (LOSS) PER COMMON SHARE—ASSUMING DILUTION:
Income (loss) before cumulative effect of accounting change	$0.62	$0.62	$(0.05)	$(0.05)
Cumulative effect of accounting change	0.01	0.01	—	—

Net income (loss)	$0.63	$0.63	$(0.05)	$(0.05)

PART I. FINANCIAL INFORMATION

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following table sets forth certain information regarding the production volumes, oil and gas sales, average sales prices received and expenses for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net Production:
Oil (mbbl)	1,224	823	2,284	1,653
Gas (mmcf)	59,990	38,464	110,382	75,397
Gas equivalent (mmcfe)	67,334	43,402	124,086	85,315
Oil and Gas Sales ($ in thousands):
Oil sales	$32,763	$21,155	$67,903	$38,715
Oil derivatives—realized gains (losses)	(641)	696	(6,879)	3,094
Oil derivatives—unrealized gains (losses)	(1,101)	549	(1,178)	(6,816)

Total oil sales	31,021	22,400	59,846	34,993

Gas sales	$282,239	$117,419	$596,289	$193,276
Gas derivatives—realized gains (losses)	1,811	12,739	(84,809)	58,895
Gas derivatives—unrealized gains (losses)	4,448	(1,653)	34,212	(73,603)

Total gas sales	288,498	128,505	545,692	178,568

Total oil and gas sales	$319,519	$150,905	$605,538	$213,561

Average Sales Price (excluding gains (losses) on derivatives):
Oil ($ per bbl)	$26.77	$25.70	$29.73	$23.42
Gas ($ per mcf)	$4.70	$3.05	$5.40	$2.56
Gas equivalent ($ per mcfe)	$4.68	$3.19	$5.35	$2.72
Average Sales Price (excluding unrealized gains (losses) on derivatives):
Oil ($ per bbl)	$26.24	$26.55	$26.72	$25.29
Gas ($ per mcf)	$4.73	$3.38	$4.63	$3.34
Gas equivalent ($ per mcfe)	$4.70	$3.50	$4.61	$3.45
Expenses ($ per mcfe):
Production expenses	$0.51	$0.56	$0.53	$0.54
Production taxes	$0.25	$0.18	$0.29	$0.15
General and administrative	$0.09	$0.09	$0.09	$0.10
Depreciation, depletion and amortization	$1.36	$1.17	$1.36	$1.17
Net Wells Drilled	102	67	196	124
Net Producing Wells at End of Period	5,591	3,862	5,591	3,862

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

Results of Operations—Three Months Ended June 30, 2003 (“Current Quarter”) vs. June 30, 2002 (“Prior Quarter”)

General. For the Current Quarter, Chesapeake had net income of $76.3 million, or $0.31 per diluted common share, on total revenues of $429.8 million. This compares to net income of $22.5 million, or $0.13 per diluted common share, on total revenues of $193.7 million during the Prior Quarter. The Current Quarter net income includes, on a pre-tax basis, $3.1 million in net unrealized gains on oil and gas and interest rate derivatives. The Prior Quarter net income included, on a pre-tax basis, $0.5 million in net unrealized losses on oil and gas and interest rate derivatives that have not been designated as hedges in accordance with SFAS 133.

Oil and Gas Sales. During the Current Quarter, oil and gas sales were $319.5 million versus $150.9 million in the Prior Quarter. In the Current Quarter, Chesapeake produced 67.3 bcfe at a weighted-average price of $4.70 per mcfe, compared to 43.4 bcfe produced in the Prior Quarter at a weighted-average price of $3.50 per mcfe (weighted-average prices for all periods presented exclude unrealized gains (losses) on derivatives). The increase in realized prices in the Current Quarter resulted in an increase in oil and gas sales of $80.8 million along with an increase of $83.4 million due to increased production, for a net increase in realized oil and gas sales (excluding unrealized gains or losses on oil and gas derivatives) of $164.2 million.

Changes in oil and gas prices have a significant impact on our oil and gas revenues and cash flows. Based upon the Current Quarter production levels, a change of $0.10 per mcf of natural gas would result in a quarterly increase/decrease in revenues and cash flow of approximately $6.0 million and $5.7 million, respectively, without considering the effect of derivatives and a change of $1.00 per barrel of oil would result in a quarterly increase/decrease in revenues and cash flows of approximately $1.2 million each without considering the effect of derivatives.

For the Current Quarter, we realized an average price per barrel of oil of $26.24, compared to $26.55 in the Prior Quarter. Natural gas prices realized per mcf were $4.73 and $3.38 in the Current Quarter and Prior Quarter, respectively (all weighted-average prices presented exclude unrealized gains (losses) on derivatives). Realized gains from derivatives increased oil and gas revenues from $315.0 million to $316.2 million, an increase of $1.2 million, or $0.02 per mcfe, in the Current Quarter compared to an increase from $138.6 million to $152.0 million, an increase of $13.4 million, or $0.31 per mcfe, in the Prior Quarter.

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

Interest Expense. Interest expense increased to $38.0 million in the Current Quarter from $24.1 million in the Prior Quarter. The increase in the Current Quarter is due to a $670.1 million increase in average long-term borrowings in the Current Quarter compared to the Prior Quarter. In addition to the interest expense reported, we capitalized $3.5 million of interest during the Current Quarter, compared to $1.1 million capitalized in the Prior Quarter, on significant investments in unproved properties that were not being currently depreciated, depleted or amortized and on which exploration activities were in progress. Interest is capitalized using the weighted-average interest rate on our outstanding borrowings. We expect interest expense for the remainder of 2003 to be between $0.60 and $0.65 per mcfe produced based on indebtedness as of June 30, 2003.

From time to time, we enter into derivative instruments designed to mitigate our exposure to the volatility in interest rates. For interest rate derivative instruments designated as fair value hedges (in accordance with SFAS 133), changes in fair value of interest rate derivatives are recorded on the condensed consolidated balance sheets as assets (liabilities) and the debt’s carrying amount is adjusted by the change in the fair value of the debt subsequent to the initiation of the derivative. Any resulting differences are recorded currently as ineffectiveness in the condensed consolidated statements of operations as an adjustment to interest expense. Interest expense during the Current Quarter included a realized gain on the settlement of an interest rate swap of $0.2 million and a gain on swaption ineffectiveness of $0.3 million. Interest expense during the Prior Quarter included an unrealized gain on an interest rate swap of $3.3 million and a loss on swaption ineffectiveness of $1.1 million.

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

Results of Operations—Six Months Ended June 30, 2003 (“Current Period”) vs. June 30, 2002 (“Prior Period”)

General. For the Current Period, Chesapeake had net income of $146.2 million, or $0.63 per diluted common share, on total revenues of $806.1 million. This compares to a net loss of $7.6 million, or a loss of $0.05 per diluted common share, on total revenues of $283.7 million during the Prior Period. The Current Period net income includes, on a pre-tax basis, $30.8 million in net unrealized gains on certain of its oil and gas and interest rate derivatives . The Prior Period net loss included, on a pre-tax basis, $79.9 million in net unrealized losses on certain of its oil and gas and interest rate derivatives.

Oil and Gas Sales. During the Current Period, oil and gas sales were $605.5 million versus $213.6 million in the Prior Period. In the Current Period Chesapeake produced 124.1 bcfe at a weighted-average price of $4.61 per mcfe, compared to 85.3 bcfe produced in the Prior Period at a weighted-average price of $3.45 per mcfe (weighted-average prices for all periods presented exclude unrealized gains (losses) on derivatives). The increase in prices in the Current Period resulted in an increase in oil and gas sales of $143.9 million along with an increase of $134.6 million due to increased production, for a net increase in oil and gas sales (excluding unrealized gains (losses) on oil and gas derivatives) of $278.5 million. Unrealized gains (losses) included in oil and gas sales in the Current Period and Prior Period were $33.0 million and ($80.4) million, respectively.

Changes in oil and gas prices have a significant impact on our oil and gas revenues and cash flows. Based upon the Current Period production levels, a change of $0.10 per mcf of natural gas would result in an increase/decrease in revenues and cash flow of approximately $11.0 million and $10.3 million, respectively, without considering the effect of derivatives, and a change of $1.00 per barrel of oil would result in an increase/decrease in revenues and cash flows of approximately $2.3 million and $2.1 million, respectively, without considering the effect of derivatives.

For the Current Period, we realized an average price per barrel of oil of $26.72, compared to $25.29 in the Prior Period. Natural gas prices realized per mcf were $4.63 and $3.34 in the Current Period and Prior Period, respectively (all weighted-average prices presented exclude unrealized gains (losses) on derivatives). Realized gains or losses from derivatives decreased oil and gas revenues from $664.2 million to $572.5 million, a decrease of $91.7 million, or $0.74 per mcfe, in the Current Period compared to an increase from $232.0 million to $294.0 million, an increase of $62.0 million, or $0.73 per mcfe, in the Prior Period.

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

Interest Expense. Interest expense increased to $75.0 million in the Current Period from $51.2 million in the Prior Period. The increase in the Current Period is due to a $529.5 million increase in average long-term borrowings in the Current Period compared to the Prior Period. In addition to the interest expense reported, we capitalized $5.4 million of interest during the Current Period, compared to $2.3 million capitalized in the Prior Period, on significant investments in unproved properties that were not being currently depreciated, depleted or amortized and on which exploration activities were in progress. Interest is capitalized using the weighted-average interest rate on our outstanding borrowings. We expect interest expense for the remainder of 2003 to be between $0.60 and $0.65 per mcfe produced based on indebtedness as of June 30, 2003.

From time to time, we enter into derivative instruments designed to mitigate our exposure to the volatility in interest rates. For interest rate derivative instruments designated as fair value hedges (in accordance with SFAS 133), changes in fair value of interest rate derivatives are recorded on the condensed consolidated balance sheets as assets (liabilities) and the debt’s carrying amount is adjusted by the change in the fair value of the debt subsequent to the initiation of the derivative. Any resulting differences are recorded currently as ineffectiveness in the condensed consolidated statements of operations as an adjustment to interest expense. Interest expense during the Current Period included a realized gain on the settlement of the interest rate swap of $0.3 million and a loss on swaption ineffectiveness of $1.2 million. Interest expense during the Prior Period included an unrealized gain on the interest rate swap of $3.2 million and a loss on swaption ineffectiveness of $1.1 million.

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

When Chesapeake enters into a counter-swap with the same counterparty, to the extent that a right of setoff exists in accordance with FASB Interpretation No. 39, we net the value of the swap and the counter-swap.

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

Chesapeake enters into oil and gas derivative transactions in order to mitigate a portion of its exposure to adverse market changes in oil and gas commodity prices. Accordingly, we believe that any associated gains or losses from the derivative transactions should be reflected as adjustments to oil and gas sales on the condensed consolidated statement of operations. Pursuant to SFAS 133, certain derivatives do not qualify for designation as cash flow hedges. Changes in the fair value of these non-qualifying derivatives that occur prior to their maturity

(i.e., temporary fluctuations in value) are reported currently in the condensed consolidated statements of operations as unrealized gains (losses) within oil and gas sales.

Following provisions of SFAS 133, changes in the fair value of derivative instruments designated as cash flow hedges, to the extent they are effective in offsetting cash flows attributed to the hedged risk, are recorded in other comprehensive income. Any change in fair value resulting from ineffectiveness is recognized currently in oil and gas sales. These amounts totaled to a gain of $0.5 million in the Current Period and a loss of $2.2 million in the Prior Period, a gain of $0.4 million in the Current Quarter and a loss of $1.4 million in the Prior Quarter.

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

Derivative instruments reflected as current in the condensed consolidated balance sheets represent the estimated fair value of derivative instrument settlements scheduled to occur over the subsequent twelve-month period based on market prices for oil and gas as of the consolidated balance sheet date. The derivative settlement amounts are not due and payable until the month in which the related underlying hedged transaction occurs.

Interest Rate Hedging

We also utilize hedging strategies to manage interest rate exposure. Results from interest rate hedging transactions are reflected as adjustments to interest expense in the corresponding months covered by the derivative agreement.

In July 2002, we closed two interest rate swaps for a cash settlement of $8.6 million. As of June 30, 2003, the remaining balance to be amortized as a reduction to interest expense was $0.4 million. During the Current Quarter and Current Period, $0.2 million and $0.3 million, respectively, were recorded as a reduction to interest expense.

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

Term	Notional Amount	Fixed Rate	Floating Rate
March 2004—March 2012	$142,665,000	8.5%	U.S. six-month LIBOR plus 75 basis points

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

According to SFAS 133, a fair value hedge relationship exists between the embedded call option in the 8.5% senior notes and the swaption agreement. The fair value of the swaption is recorded on the condensed consolidated balance sheets as a liability, and the debt’s carrying amount is adjusted by the change in the fair value of the call option subsequent to the initiation of the swaption. Any resulting differences are recorded currently as ineffectiveness in the condensed consolidated statements of operations as an adjustment to interest expense.

We have recorded an adjustment to the carrying value of the debt of $25.3 million as of June 30, 2003. Since the inception of the swaption, we recorded the change in the fair market value of the swaption from a $7.8 million liability to a $37.8 million liability, an increase of $30.0 million. As part of recording the fair value hedge, we also recorded, as an adjustment to the carrying value of the debt, an $25.3 million increase in the fair value of the embedded call option. The difference between the two adjustments, $4.7 million representing ineffectiveness, was recorded as additional interest expense. Results of the interest rate swap, if initiated, will be reflected as adjustments to interest expense in the corresponding months.

Interest Rate Risk

The table below presents principal cash flows and related weighted-average interest rates by expected maturity dates. The fair value of the fixed-rate long-term debt has been estimated based on quoted market prices.

	June 30, 2003
	Years of Maturity
	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value
	($ in millions)
Liabilities:
Long-term debt, including current portion—fixed rate	$42.1	$—	$—	$—	$250.0	$1,692.7	$1,984.8 (1)	$2,131.3
Average interest rate	7.9%	—	—	—	8.4%	8.2%	8.2%	8.2%
Long-term debt—variable rate	$—	$—	$—	$26.0	$—	$—	$26.0	$26.0
Average interest rate	—	—	—	4.75%	—	—	4.75%	4.75%

(1)	This amount does not include the discount of $(17.5) million, the value of the interest rate swap of $0.4 million and the value of the swaption of $(25.3) million which are all included in long-tem debt on the consolidated balance sheet.

ITEM 4.	Controls and Procedures

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

4.8*

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

12**	Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

21*	Subsidiaries of Chesapeake.

31.1**	Aubrey K. McClendon, Chairman and Chief Executive Officer, Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Marcus C. Rowland, Executive Vice President and Chief Financial Officer, Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Aubrey K. McClendon, Chairman and Chief Executive Officer, Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2***	Marcus C. Rowland, Executive Vice President and Chief Financial Officer, Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed with the Form 10-Q on August 14, 2003.
**	Filed with this Form 10-Q/A.
***	Furnished with this Form 10-Q/A.

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

CHESAPEAKE ENERGY CORPORATION (Registrant)

By:	/s/ AUBREY K. MCCLENDON
Aubrey K. McClendon Chairman and Chief Executive Officer (Principal Executive Officer)

By:	/s/ MARCUS C. ROWLAND
Marcus C. Rowland Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: September 18, 2003

INDEX TO EXHIBITS

Exhibit Number	Description

4.8*

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

12**	Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

21*	Subsidiaries of Chesapeake.

31.1**	Aubrey K. McClendon, Chairman and Chief Executive Officer, Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Marcus C. Rowland, Executive Vice President and Chief Financial Officer, Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Aubrey K. McClendon, Chairman and Chief Executive Officer, Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2***	Marcus C. Rowland, Executive Vice President and Chief Financial Officer, Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed with Form 10-Q on August 14, 2003.
**	Filed with this Form 10-Q/A.
***	Furnished with this Form 10-Q/A.