Form 10-Q
period 2004-06-30
CHESAPEAKE ENERGY CORP
filed 2004-08-09
CIK 895126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

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

As of August 6, 2004, there were 267,585,340 shares of our $0.01 par value common stock outstanding.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2004	December 31, 2003
	($ in thousands)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$76,237	$40,581
Accounts receivable:
Oil and gas sales	277,451	173,792
Joint interest, net of allowances of $4,248,000 and $2,669,000, respectively	50,141	37,789
Short-term derivatives	—	1,777
Related parties	5,994	2,983
Other	34,118	26,830
Deferred income tax asset	72,122	36,705
Short-term derivative instruments	104	2,690
Inventory and other	21,760	19,257

Total Current Assets	537,927	342,404

PROPERTY AND EQUIPMENT:
Oil and gas properties, at cost based on full-cost accounting:
Evaluated oil and gas properties	7,788,768	6,221,576
Unevaluated properties	445,269	227,331
Less: accumulated depreciation, depletion and amortization of oil and gas properties	(2,734,825)	(2,480,261)

Total oil and gas properties, at cost based on full-cost accounting	5,499,212	3,968,646
Other property and equipment	278,854	225,891
Less: accumulated depreciation and amortization of other property and equipment	(72,037)	(61,420)

Total Property and Equipment	5,706,029	4,133,117

OTHER ASSETS:
Long-term derivative instruments	4,461	17,493
Long-term investments	33,788	31,544
Other assets	58,519	47,733

Total Other Assets	96,768	96,770

TOTAL ASSETS	$6,340,724	$4,572,291

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$244,580	$164,264
Accrued interest	66,562	46,648
Short-term derivative instruments	193,451	92,651
Other accrued liabilities	130,011	108,020
Revenues and royalties due others	166,498	101,573

Total Current Liabilities	801,102	513,156

LONG-TERM LIABILITIES:
Long-term debt, net	2,464,078	2,057,713
Revenues and royalties due others	21,038	13,921
Asset retirement obligation	64,490	48,812
Long-term derivative instruments	39,982	4,736
Deferred income tax liability	497,990	191,026
Other liabilities	12,860	10,117

Total Long-term Liabilities	3,100,438	2,326,325

CONTINGENCIES AND COMMITMENTS (Note 3)
STOCKHOLDERS’ EQUITY:
Preferred Stock, 20,000,000 and 10,000,000 shares authorized as of June 30, 2004 and December 31, 2003, respectively:
6.75% cumulative convertible preferred stock, 2,997,800 and 2,998,000 shares issued and outstanding as of June 30, 2004 and December 31, 2003, respectively, entitled in liquidation to $149,890,000 and $149,900,000	149,890	149,900
6.00% cumulative convertible preferred stock, 4,600,000 shares issued and outstanding as of June 30, 2004 and December 31, 2003, entitled in liquidation to $230,000,000	230,000	230,000
5.00% cumulative convertible preferred stock, 1,725,000 shares issued and outstanding as of June 30, 2004 and December 31, 2003, entitled in liquidation to $172,500,000	172,500	172,500
4.125% cumulative convertible preferred stock, 313,250 and 0 shares issued and outstanding as of June 30, 2004 and December 31, 2003, respectively, entitled in liquidation to $313,250,000	313,250	—
Common Stock, $.01 par value, 500,000,000 and 350,000, 000 shares authorized, 247,861,197 and 221,855,894 shares issued as of June 30, 2004 and December 31, 2003, respectively	2,479	2,218
Paid-in capital	1,694,548	1,389,212
Accumulated deficit	(349)	(168,617)
Accumulated other comprehensive income (loss), net of tax of $56,837,000 and $12,449,000, respectively	(101,043)	(20,312)
Less: treasury stock, at cost; 5,071,571 common shares as of June 30, 2004 and December 31, 2003	(22,091)	(22,091)

Total Stockholders’ Equity	2,439,184	1,732,810

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,340,724	$4,572,291

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	($ in thousands, except per share data)
REVENUES:
Oil and gas sales	$399,665	$319,519	$819,458	$605,538
Oil and gas marketing sales	174,627	110,296	317,963	200,604

Total Revenues	574,292	429,815	1,137,421	806,142

OPERATING COSTS:
Production expenses	49,595	34,263	94,398	65,720
Production taxes	22,751	17,101	37,687	35,698
General and administrative expenses:
General and administrative (excluding stock based compensation)	7,420	5,635	15,586	11,014
Stock based compensation	672	365	2,541	365
Oil and gas marketing expenses	171,115	106,857	310,779	196,215
Oil and gas depreciation, depletion and amortization	136,743	91,570	256,651	168,184
Depreciation and amortization of other assets	6,716	4,122	12,455	7,806
Provisions for legal settlements	—	—	—	286

Total Operating Costs	395,012	259,913	730,097	485,288

INCOME FROM OPERATIONS	179,280	169,902	407,324	320,854

OTHER INCOME (EXPENSE):
Interest and other income	1,335	781	2,678	1,544
Interest expense	(28,806)	(38,036)	(75,351)	(75,040)
Loss on repurchases or exchanges of Chesapeake debt	—	—	(6,925)	—

Total Other Income (Expense)	(27,471)	(37,255)	(79,598)	(73,496)

INCOME BEFORE INCOME TAX AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	151,809	132,647	327,726	247,358
INCOME TAX EXPENSE:
Current	—	—	—	—
Deferred	54,654	50,407	117,981	93,998

Total Income Tax Expense	54,654	50,407	117,981	93,998

NET INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	97,155	82,240	209,745	153,360
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF INCOME TAXES OF $1,464,000	—	—	—	2,389

NET INCOME	97,155	82,240	209,745	155,749
PREFERRED STOCK DIVIDENDS	(11,344)	(5,979)	(19,512)	(9,505)

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$85,811	$76,261	$190,233	$146,244

EARNINGS PER COMMON SHARE — BASIC:
Income before cumulative effect of accounting change	$0.36	$0.36	$0.80	$0.70
Cumulative effect of accounting change	—	—	—	0.01

	$0.36	$0.36	$0.80	$0.71

EARNINGS PER COMMON SHARE — ASSUMING DILUTION:
Income before cumulative effect of accounting change	$0.31	$0.31	$0.69	$0.62
Cumulative effect of accounting change	—	—	—	0.01

	$0.31	$0.31	$0.69	$0.63

CASH DIVIDEND DECLARED PER COMMON SHARE	$0.045	$0.035	$0.080	$0.065

WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING (in thousands):
Basic	241,147	214,341	239,016	205,995

Assuming dilution	303,483	263,919	301,400	247,391

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2004	2003
	($ in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$209,745	$155,749
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Depreciation, depletion and amortization	266,715	172,543
Deferred income taxes	117,729	95,462
Unrealized (gains) losses on derivatives	33,829	(30,794)
Amortization of loan costs and bond discount	4,488	4,110
Cumulative effect of accounting change	—	(3,853)
Loss on repurchases or exchanges of Chesapeake debt	6,925	—
Income from equity investments	(1,017)	—
Stock-based compensation	2,541	—
Other	772	565

Cash provided by operating activities before changes in assets and liabilities	641,727	393,782
Changes in assets and liabilities	28,830	(17,149)

Cash provided by operating activities	670,557	376,633

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of oil and gas companies, proved properties and unproved properties, net of cash acquired	(1,002,341)	(976,550)
Exploration and development of oil and gas properties	(535,059)	(316,712)
Additions to buildings and other fixed assets	(44,985)	(22,387)
Divestitures of oil and gas properties	271	19,667
Cash paid for other investments	(10,000)	(20,000)
Additions to drilling rig equipment	(7,683)	(45)
Other	347	253

Cash used in investing activities	(1,599,450)	(1,315,774)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term borrowings	767,000	296,000
Payments on long-term borrowings	(611,000)	(270,000)
Proceeds from issuance of senior notes, net of offering costs	288,557	290,939
Proceeds from issuance of preferred stock, net of offering costs	304,936	222,893
Proceeds from issuance of common stock, net of offering costs	298,028	177,444
Cash paid to purchase or exchange senior notes, including redemption premium	(57,271)	—
Cash paid for common stock dividend	(16,014)	(12,125)
Cash paid for preferred stock dividend	(18,891)	(8,893)
Cash paid for treasury stock	—	(2,109)
Net increase in outstanding payments in excess of cash balances	11,125	29,474
Cash paid on financing cost of credit facilities	(8,291)	(2,314)
Other financing costs	(218)	(222)
Cash received from exercise of stock options	6,588	6,326

Cash provided by financing activities	964,549	727,413

Net increase (decrease) in cash and cash equivalents	35,656	(211,728)
Cash and cash equivalents, beginning of period	40,581	247,637

Cash and cash equivalents, end of period	$76,237	$35,909

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	($ in thousands)
Net Income	$97,155	$82,240	$209,745	$155,749
Other comprehensive income, net of income tax:
Change in fair value of derivative instruments, net of income tax (benefit) expense of ($25,758,000), $7,169,000, ($62,562,000) and ($22,591,000)	(45,792)	11,696	(111,222)	(36,859)
Reclassification of loss on settled contracts, net of income tax expense of $18,249,000, $1,508,000, $11,669,000 and $32,700,000	32,443	2,461	20,744	53,352
Ineffective portion of derivatives qualifying for cash flow hedge accounting, net of income tax (benefit) expense of $2,891,000, ($157,000), $5,483,000 and ($175,000)	5,140	(256)	9,747	(286)

Comprehensive Income	$88,946	$96,141	$129,014	$171,956

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation and Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements of Chesapeake Energy Corporation and its subsidiaries have been prepared in accordance with the instructions to Form 10-Q as prescribed by the Securities and Exchange Commission. All material adjustments (consisting solely of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods have been reflected. The results for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year. This Form 10-Q relates to the three and six months ended June 30, 2004 (the “Current Quarter” and “Current Period”, respectively) and the three and six months ended June 30, 2003 (the “Prior Quarter” and “Prior Period”, respectively).

Stock Based Compensation

Stock Options - Chesapeake has elected to follow APB No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its employee and director stock options. Under APB No. 25, compensation expense is recognized for the difference between the option price and market value on the measurement date. The original issuance of stock options has not resulted in the recognition of compensation expense because the exercise price of the stock options granted under the plans has equaled the market price of the underlying stock on the date of grant. Pursuant to Financial Accounting Standards Board Interpretation No. 44 (FIN 44), however, we recognized stock based compensation expense (a sub-category of general and administrative costs) in the condensed consolidated statements of operations of $0.2 million, $0.2 million, $0.4 million, and $0.4 million in the Current Quarter, Current Period, Prior Quarter and Prior Period, respectively, as a result of modifications to fixed-price stock options that were made during 2000, 2001 and 2003.

Restricted Stock - During the Current Period, Chesapeake issued 1.2 million shares of restricted common stock to employees. The total value of restricted shares granted is recorded as unearned compensation in stockholders’ equity based on the fair market value of the shares on the date of grant. This value is amortized over the vesting period, which is four years from the date of grant. To the extent amortization of compensation cost relates to employees directly involved in acquisition, exploration and development activities, such amounts are capitalized to oil and gas properties. Amounts not associated with oil and gas properties are recognized in stock based compensation expense (a sub-category of general and administrative costs). Chesapeake recognized amortization of compensation cost related to the restricted stock totaling $1.6 million and $3.5 million in the Current Quarter and Current Period, respectively. Of these amounts, $0.5 million and $2.3 million are reflected in stock based compensation expense (a subcategory of general and administrative costs) in the Current Quarter and Current Period, respectively, with the remaining $1.1 million and $1.2 million capitalized to oil and gas properties. As of June 30, 2004 the unamortized balance of unearned compensation recorded as a reduction of stockholders’ equity was $11.8 million.

Presented below is pro forma financial information assuming Chesapeake had applied the fair value method under SFAS No. 123:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	($ in thousands, except per share amounts)
Net Income
As reported	$97,155	$82,240	$209,745	$155,749
Add stock based compensation expense included in Net Income, net of tax	430	226	1,626	226
Less compensation expense, net of tax	(3,256)	(2,765)	(7,495)	(5,240)

Pro forma	$94,329	$79,701	$203,876	$150,735

Basic earnings per common share
As reported	$0.36	$0.36	$0.80	$0.71

Pro forma	$0.34	$0.35	$0.77	$0.69

Diluted earnings per common share
As reported	$0.31	$0.31	$0.69	$0.63

Pro forma	$0.30	$0.30	$0.67	$0.61

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

Statement of Financial Accounting Standards No. 141, Business Combinations and Statement of Financial Accounting Standards No. 142, Goodwill and Intangible Assets were issued by the Financial Accounting Standards Board in June 2001 and became effective for us on July 1, 2001 and January 1, 2002, respectively. SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Additionally, SFAS 141 requires companies to disaggregate and report separately from goodwill certain intangible assets. SFAS 142 sets forth guidelines for accounting for goodwill and other intangible assets. Under SFAS 142, goodwill and certain other intangible assets are not amortized, but rather are reviewed annually for impairment.

Consistent with oil and gas accounting and industry practice, Chesapeake classifies the cost of oil and gas mineral rights as property and equipment and not as intangible assets. If oil and gas mineral rights were considered intangible assets and subject to the applicable classification and disclosure provisions of SFAS 142, we estimate that $420.3 million and $227.3 million would have been classified on our condensed consolidated balance sheets as “intangible undeveloped leasehold” and $2.4 billion and $1.4 billion would have been classified as “intangible developed leasehold” as of June 30, 2004 and December 31, 2003, respectively. These amounts are net of accumulated depreciation, depletion and amortization. There would have been no effect on the condensed consolidated statements of operations or cash flows as the intangible assets related to oil and gas mineral rights would continue to be amortized under the full-cost method of accounting.

In July 2004, the FASB issued a proposed FASB Staff Position, FSP SFAS 142-b, “Application of FASB Statement No. 142 to Oil and Gas Producing Entities.” The proposed FSP clarifies that an exception in SFAS 142 includes the balance sheet classification and disclosures for drilling and mineral rights of oil and gas producing entities. The FASB staff acknowledges that the existing accounting framework for oil and gas producers is based on the level of established reserves, not whether an asset is tangible or intangible. If adopted as written, the proposed FSP would confirm Chesapeake’s historical treatment of these costs. Chesapeake will continue to monitor this issue.

2. Financial Instruments and Hedging Activities

Oil and Gas Hedging Activities

Our results of operations and operating cash flows are impacted by changes in market prices for oil and gas. To mitigate a portion of the exposure to adverse market changes, we have entered into various derivative instruments. As of June 30, 2004, our oil and gas derivative instruments were comprised of swaps, cap-swaps, basis protection swaps, call options and collars. These instruments allow us to predict with greater certainty the effective oil and gas prices to be received for our hedged production. Although derivatives often fail to achieve 100% effectiveness for accounting purposes, we believe our derivative instruments continue to be highly effective in achieving the risk management objectives for which they were intended.

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

Chesapeake enters into counter-swaps from time to time for the purpose of locking in the value of a swap. Under the counter-swap, Chesapeake receives a floating price for the hedged commodity and pays a fixed price to the counterparty. The counter-swap is 100% effective in locking in the value of a swap since subsequent changes in the market value of the swap are entirely offset by subsequent changes in the market value of the counter-swap. We refer to this locked-in value as a locked swap. At the time Chesapeake enters into a counter-swap, Chesapeake removes the original swap’s designation as a cash flow hedge and classifies the original swap as a non-qualifying hedge under SFAS 133. The reason for this designation is that collectively the swap and the counter-swap no longer hedge the exposure to variability in expected future cash flows. Instead, the swap and counter-swap effectively lock in a specific gain (or loss) that will be unaffected by subsequent variability in oil and gas prices. Any locked-in gain or loss is recorded in accumulated other comprehensive income and reclassified to oil and gas sales in the month of related production.

With respect to counter-swaps that are designed to lock-in the value of cap-swaps, the counter-swap is effective in locking-in the value of the cap-swap until the floating price reaches the cap (or floor) stipulated in the cap-swap agreement. The value of a counter-swap will increase (or decrease), but in the opposite direction, as the value of the cap-swap decreases (or increases) until the floating price reaches the pre-determined cap (or floor) stipulated in the cap-swap agreement. However, because of the written put option embedded in the cap-swap, the changes in value of the cap-swap are not completely effective in offsetting changes in the value of the corresponding counter-swap. Changes in the value of cap-swaps and the counter swaps are recorded as adjustments to oil and gas sales.

In accordance with FASB Interpretation No. 39, Chesapeake nets the value of its derivative arrangements with the same counterparty in the accompanying condensed consolidated balance sheets, to the extent that a legal right of setoff exists.

Gains or losses from derivative transactions are reflected as adjustments to oil and gas sales on the condensed consolidated statements of operations. Pursuant to SFAS 133, certain derivatives do not qualify for designation as cash flow hedges. Changes in the fair value of these non-qualifying derivatives that occur prior to their maturity (i.e., temporary fluctuations in value) are reported currently in the condensed consolidated statements of operations as unrealized gains (losses) within oil and gas sales. Unrealized gains (losses) included in oil and gas sales were ($20.2) million, ($34.2) million, $3.3 million and $33.0 million in the Current Quarter, Current Period, Prior Quarter and Prior Period, respectively. These amounts include gains (losses) on ineffectiveness discussed below.

Following provisions of SFAS 133, changes in the fair value of derivative instruments designated as cash flow hedges, to the extent they are effective in offsetting cash flows attributable to the hedged risk, are recorded in other comprehensive income until the hedged item is recognized in earnings. Any change in fair value resulting from ineffectiveness is recognized currently in oil and gas sales as an unrealized gain (loss). We recorded a gain (loss) on ineffectiveness of ($8.0) million, ($15.2) million, $0.4 million and $0.5 million in the Current Quarter, Current Period, Prior Quarter and Prior Period, respectively.

The estimated fair values of our oil and gas derivative instruments as of June 30, 2004 and December 31, 2003 are provided below. The associated carrying values of these instruments are equal to the estimated fair values.

	June 30, 2004	December 31, 2003
	($ in thousands)
Derivative assets (liabilities):
Fixed-price gas swaps	$(84,365)	$(44,794)
Fixed-price gas locked swaps	(88,088)	1,777
Fixed-price gas cap-swaps	(58,826)	(18,608)
Fixed-price gas counter-swaps	(15)	—
Gas basis protection swaps	83,511	46,205
Gas call options (a)	(18,718)	(17,876)
Fixed-price gas collars	(7,236)	—
Fixed-price oil swaps	(3,218)	—
Fixed-price crude oil cap-swaps	(19,182)	(11,692)

Estimated fair value	$(196,137)	$(44,988)

(a)	After adjusting for the remaining $10.8 million and $16.8 million premium paid to Chesapeake by the counterparty, the cumulative unrealized loss related to these call options as of June 30, 2004 and December 31, 2003 was ($7.9) million and ($1.1) million, respectively.

Based upon the market prices as of June 30, 2004, we expect to transfer a loss of approximately $68.0 million from accumulated other comprehensive income to earnings during the next 12 months when the hedged transactions actually close. All hedged transactions as of June 30, 2004 are expected to mature by December 31, 2007, with the exception of the basis protection swaps which extend through 2009.

In May 2004, we entered into a secured natural gas hedging facility with a nationally recognized counterparty which matures in May 2009. Under this hedging facility, we can enter into cash-settled natural gas commodity transactions, valued by the counterparty, for up to $600 million. Outstanding transactions under the facility are collateralized by certain oil and gas properties, exclusive of the oil and gas properties that collateralize our revolving bank credit facility. The hedging facility is subject to an annual fee of 0.30% of the maximum total capacity and a 1.0% exposure fee, which is assessed quarterly on the average of the daily negative fair market value amounts, if any, during the quarter. As of June 30, 2004, the fair market value of the natural gas hedging transactions related to the hedging facility was $0.1 million.

The hedging facility contains the standard representations and default provisions that are typical of such agreements. The agreement also contains various restrictive provisions which govern the aggregate gas production volumes that we are permitted to hedge under all of our agreements at any one time. The hedging facility is guaranteed by Chesapeake and all of the same subsidiaries that guarantee our senior notes and the revolving bank credit facility.

Interest Rate Derivatives

We also utilize hedging strategies to manage our exposure to changes in interest rates. To the extent the interest rate swaps have been designated as fair value hedges, changes in the fair value of the derivative instrument and the corresponding debt are reflected as adjustments to interest expense in the corresponding months covered by the derivative agreement. Changes in the fair value of derivative instruments not qualifying as fair value hedges are recorded currently as adjustments to interest expense.

In March 2004, Chesapeake entered into an interest rate swap which requires Chesapeake to pay a fixed rate of 8.68% while the counterparty pays Chesapeake a floating rate of six month LIBOR plus 0.75%. The counterparty may elect to terminate the swap and cause it to be settled at the then current estimated fair value of the interest rate swap on March 15, 2005 and annually thereafter through March 15, 2011. The interest rate swap expires on March 15, 2012. Chesapeake may elect to terminate the swap and cause it to be settled at the then current estimated fair value of the interest rate swap at any time during the term of the swap.

As of June 30, 2004, the fair value of the interest rate swap was a liability of $32.5 million. Because the interest rate swap is not designated as a fair value hedge, changes in the fair value of the swap are recorded as adjustments to interest expense. The Current Quarter and Current Period include an unrealized gain of $8.8 million and $1.1 million, respectively, and a realized loss of $0.6 million and $0.8 million, respectively, in interest expense.

In January 2004, Chesapeake acquired a $50 million interest rate swap as part of the purchase of Concho Resources Inc. Under the terms of the interest rate swap, the counterparty pays Chesapeake a floating three month LIBOR rate and Chesapeake pays a fixed rate of 2.875%. Payments are made quarterly and the interest rate swap extends through September 2005. An initial liability of $0.6 million was recorded based on the fair value of the interest rate swap at the time of acquisition. As of June 30, 2004, the interest rate swap had a fair value of ($0.2) million. Because this instrument is not designated as a fair value hedge, an unrealized gain of $0.6 million and an unrealized gain of $0.2 million were recognized in the Current Quarter and Current Period, respectively, as part of interest expense.

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

The carrying values of items comprising current assets and current liabilities approximate fair values due to the short-term maturities of these instruments. We estimate the fair value of our long-term, fixed-rate debt using primarily quoted market prices. Our carrying amount for such debt, excluding discounts for interest rate swaps, as of June 30, 2004 and December 31, 2003 was $2,308.1 million and $2,058.1 million, respectively, compared to approximate fair values of $2,480.4 million and $2,279.5 million, respectively. The carrying amounts for our 6.75% convertible preferred stock, 6.00% convertible preferred stock, 5.00% convertible preferred stock and 4.125% convertible preferred stock as of June 30, 2004 were $149.9 million, $230.0 million, $172.5 million and $313.3 million, respectively, with a fair value of $289.0 million, $308.2 million, $191.5 million and $313.3 million, respectively.

Concentration of Credit Risk

A significant portion of our liquidity is concentrated in cash and cash equivalents and derivative instruments that enable us to hedge a portion of our exposure to price volatility from producing oil and natural gas. These arrangements expose us to credit risk from our counterparties. Other financial instruments which potentially subject us to concentrations of credit risk consist principally of equity investments and accounts receivable. Our accounts receivable are primarily from purchasers of oil and natural gas products and exploration and production companies which own interests in properties we operate. The industry concentration has the potential to impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic, industry or other conditions. We generally require letters of credit for receivables from customers which are judged to have sub-standard credit, unless the credit risk can otherwise be mitigated. Cash and cash equivalents are deposited with major banks or institutions and generally exceed the federally insured limits.

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

Environmental Risk. Due to the nature of the oil and gas business, Chesapeake and its subsidiaries are exposed to possible environmental risks. Chesapeake has implemented various policies and procedures to avoid environmental contamination and risks from environmental contamination. Chesapeake conducts periodic reviews, on a company-wide basis, to identify changes in our environmental risk profile. These reviews evaluate whether there is a probable liability, its amount, and the likelihood that the liability will be incurred. The amount of any potential liability is determined by considering, among other matters, incremental direct costs of any likely remediation and the proportionate cost of employees who are expected to devote a significant amount of time directly to any possible remediation effort. We manage our exposure to environmental liabilities on properties to be acquired by identifying existing problems and assessing the potential liability. Depending on the extent of an identified environmental problem, Chesapeake may exclude a property from the acquisition, require the seller to remediate the property to our satisfaction, or agree to assume liability for the remediation of the property. Chesapeake has historically not experienced any significant environmental liability, and is not aware of any potential material environmental issues or claims as of June 30, 2004.

4. Net Income Per Share

Statement of Financial Accounting Standards No. 128, Earnings Per Share, requires presentation of “basic” and “diluted” earnings per share, as defined, on the face of the statements of operations for all entities with complex capital structures. SFAS 128 requires a reconciliation of the numerator and denominator of the basic and diluted EPS computations.

The following securities were not included in the calculation of diluted earnings per share, as the effect was antidilutive:

•	For the Current Quarter, the Prior Quarter, Current Period and Prior Period outstanding warrants to purchase 0.3 million, 0.4 million, 0.3 million and 0.4 million shares of common stock at a weighted-average exercise price of $15.72, $14.55, $15.72 and $14.55, respectively, were antidilutive because the exercise prices of the warrants were greater than the average market price of the common stock.

•	For the Current Quarter, the Prior Quarter, Current Period and Prior Period outstanding options to purchase 0.1 million, 0.4 million, 0.2 million and 0.3 million shares of common stock at a weighted-average exercise price of $26.73, $15.47, $19.93 and $16.33, respectively, were antidilutive because the exercise prices of the options were greater than the average market price of the common stock.

We did not assume the conversion of the 313,250 shares of 4.125% cumulative convertible preferred stock outstanding during the Current Quarter and Current Period because the holders did not have the right to convert. A holder’s right to convert will only arise when the closing sales price of our common stock reaches, or the trading price of the preferred stock falls below, specified thresholds or upon the occurrence of specified corporate transactions.

Reconciliations for the three months ended June 30, 2004 and 2003 and the six months ended June 30, 2004 and 2003 are as follows:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except per share data)
For the Three Months Ended June 30, 2004:
Basic EPS
Income available to common shareholders	$85,811	241,147	$0.36

Effect of Dilutive Securities
Assumed conversion as of the beginning of the period of preferred shares outstanding during the period:
Common shares assumed issued for 5.00% convertible preferred stock	—	10,516
Common shares assumed issued for 6.00% convertible preferred stock	—	22,358
Common shares assumed issued for 6.75% convertible preferred stock	—	19,466
Preferred stock dividends	11,344	—
Preferred stock dividend on 4.125% convertible preferred stock	(3,208)	—
Restricted stock	—	149
Employee stock options	—	9,838
Warrants assumed in Gothic Acquisition	—	9

Diluted EPS Income available to common shareholders and assumed conversions	$93,947	303,483	$0.31

For the Three Months Ended June 30, 2003:
Basic EPS
Income available to common shareholders	$76,261	214,341	$0.36

Effect of Dilutive Securities
Assumed conversion as of the beginning of the period of preferred shares outstanding during the period:
Preferred stock dividends	5,979	—
Common shares assumed issued for 6.00% convertible preferred stock	—	22,358
Common shares assumed issued for 6.75% convertible preferred stock	—	19,468
Employee stock options	—	7,752

Diluted EPS Income available to common shareholders and assumed conversions	$82,240	263,919	$0.31

For the Six Months Ended June 30, 2004:
Basic EPS
Income available to common shareholders	$190,233	239,016	$0.80

Effect of Dilutive Securities
Assumed conversion as of the beginning of the period of preferred shares outstanding during the period:
Common shares assumed issued for 5.00% convertible preferred stock	—	10,516
Common shares assumed issued for 6.00% convertible preferred stock	—	22,358
Common shares assumed issued for 6.75% convertible preferred stock	—	19,466
Preferred stock dividends	19,512	—
Preferred stock dividend on 4.125% convertible preferred stock	(3,240)	—
Restricted stock	—	180
Employee stock options	—	9,858
Warrants assumed in Gothic Acquisition	—	6

Diluted EPS Income available to common shareholders and assumed conversions	$206,505	301,400	$0.69

	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except per share data)
For the Six Months Ended June 30, 2003:
Income before cumulative effect of accounting change, net of tax	$153,360
Preferred stock dividends	(9,505)

Basic EPS
Income available to common shareholders before cumulative effect Of accounting change, net of tax	$143,855	205,995	$0.70

Effect of Dilutive Securities
Assumed conversion as of the beginning of the period of preferred shares outstanding during the period:
Preferred stock dividends	9,505	—
Common shares assumed issued for 6.00% convertible preferred stock	—	14,576
Common shares assumed issued for 6.75% convertible preferred stock	—	19,468
Employee stock options	—	7,352

Diluted EPS Income available to common shareholders before cumulative effect of accounting change, net of tax	$153,360	247,391	$0.62

5. Notes Payable and Revolving Credit Facility

Notes payable and long-term debt consist of the following:

	June 30, 2004	December 31, 2003
	($ in thousands)
8.375% Senior Notes due 2008	$209,815	$209,815
8.125% Senior Notes due 2011	245,407	728,255
9.0% Senior Notes due 2012	300,000	300,000
7.5% Senior Notes due 2013	363,823	363,823
7.5% Senior Notes due 2014	300,000	—
7.75% Senior Notes due 2015	300,408	236,691
6.875% Senior Notes due 2016	670,487	200,000
7.875% Senior Notes due 2004	—	42,137
8.5% Senior Notes due 2012	—	4,290
Revolving bank credit facility	156,000	—
Discount of senior notes	(81,862)	(26,959)
Discount for interest rate swap and swaption	—	(339)

Total notes payable and long-term debt	$2,464,078	$2,057,713

On May 27, 2004, we issued $300 million principal amount of 7.5% Senior Notes due 2014 in a private placement. These notes were exchanged on August 6, 2004 for substantially identical notes registered under the Securities Act of 1933.

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

        On November 12, 2003, we commenced a tender offer to purchase for cash our $110.7 million aggregate principal amount of 8.5% Senior Notes due 2012 and concurrently conducted a consent solicitation to amend the indenture governing the 8.5% Senior Notes. On December 10, 2003, we purchased $106.4 million principal amount of 8.5% Senior Notes tendered, which represented approximately 96% of the outstanding aggregate principal amount of the 8.5% Senior Notes, and we amended the indentures eliminating substantially all of the restrictive covenants. We redeemed the remaining $4.3 million of 8.5% Senior Notes on March 15, 2004. In connection with the redemption, we recorded a pre-tax loss of $0.9 million, consisting of $0.2 million of redemption premium, $0.1 million of unamortized debt issue costs and discount on senior notes and $0.6 million carried as a discount on the 8.5% Senior Notes based on the hedging relationship between the notes and a swaption.

On March 15, 2004, we paid $42.1 million to retire the balance outstanding on our 7.875% Senior Notes that matured on that date.

We have a $600 million revolving bank credit facility (with a committed borrowing base of $500 million) which matures in June 2008. As of June 30, 2004, we had $156 million of outstanding borrowings under this facility and utilized $70.9 million of the facility for various letters of credit. Borrowings under the facility are collateralized by certain producing oil and gas properties and bear interest at either (i) the greater of the reference rate of Union Bank of California, N.A. or the federal funds effective rate plus 0.50% or (ii) the London Interbank Offered Rate (LIBOR), at our option, plus a margin that varies according to our senior unsecured long-term debt ratings. The collateral value and borrowing base are redetermined periodically. The unused portion of the facility is subject to an annual commitment fee that also varies according to our senior unsecured long-term debt ratings. Currently, the annual commitment fee rate is 0.30%. Interest is payable quarterly or, if LIBOR applies, it may be payable at more frequent intervals.

The credit facility agreement contains various covenants and restrictive provisions which govern our ability to incur additional indebtedness, sell properties, purchase or redeem our capital stock, make investments or loans, and create liens. The credit facility agreement requires us to maintain a current ratio (as defined) of at least 1 to 1 and a fixed charge coverage ratio (as defined) of at least 2.5 to 1. As of June 30, 2004, our current ratio was 1.3 to 1 and our fixed charge coverage ratio was 5.3 to 1. If we should fail to perform our obligations under these and other covenants, the revolving credit commitment could be terminated and any outstanding borrowings under the facility could be declared immediately due and payable. Such acceleration, if involving a principal amount of $10 million or more, would constitute an event of default under our senior note indentures, which could in turn result in the acceleration of our senior note indebtedness. The credit facility agreement also has cross default provisions that apply to other indebtedness we may have with an outstanding principal amount in excess of $35.0 million.

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

Set forth below are condensed consolidating financial statements of the parent, guarantor subsidiaries and non-guarantor subsidiaries. Chesapeake Energy Marketing, Inc., Mayfield Processing, L.L.C. and MidCon Compression, L.P. are wholly-owned subsidiaries which are not guarantors of the senior notes. Chesapeake Energy Marketing, Inc. was a non-guarantor subsidiary for all quarters presented. Mayfield Processing, L.L.C. and MidCon Compression, L.P. were established as non-guarantor subsidiaries during the third quarter of 2003. All of our other wholly-owned subsidiaries were guarantor subsidiaries during all periods presented.

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JUNE 30, 2004

($ in thousands)

(Unaudited)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Parent	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,423	$63,682	$2,132	$—	$76,237
Accounts receivable	290,892	196,767	960	(120,915)	367,704
Short-term derivative instruments	104	—	—	—	104
Deferred income tax asset	—	—	72,122	—	72,122
Inventory and other	20,833	917	10	—	21,760

Total Current Assets	322,252	261,366	75,224	(120,915)	537,927

PROPERTY AND EQUIPMENT:
Evaluated oil and gas properties	7,788,768	—	—	—	7,788,768
Unevaluated leasehold	445,269	—	—	—	445,269
Other property and equipment	99,174	75,981	103,699	—	278,854
Less: accumulated depreciation, depletion and Amortization	(2,771,425)	(27,352)	(8,085)	—	(2,806,862)

Net Property and Equipment	5,561,786	48,629	95,614	—	5,706,029

OTHER ASSETS:
Investments in subsidiaries and intercompany advances	—	—	1,703,923	(1,703,923)	—
Long-term derivative instruments	4,461	—	—	—	4,461
Long-term investments - other	6,929	—	26,859	—	33,788
Long-term note receivable	1,154	9	10,000	(9)	11,154
Other assets	17,368	—	29,997	—	47,365

Total Other Assets	29,912	9	1,770,779	(1,703,932)	96,768

TOTAL ASSETS	$5,913,950	$310,004	$1,941,617	$(1,824,847)	$6,340,724

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$241,515	$188,542	$—	$(185,477)	$244,580
Accrued interest	185	—	66,377	—	66,562
Short-term derivative instruments	160,960	—	32,491	—	193,451
Other accrued liabilities	100,207	7,777	22,251	(224)	130,011
Revenues and royalties due others	101,936	—	—	64,562	166,498

Total Current Liabilities	604,803	196,319	121,119	(121,139)	801,102

OTHER LIABILITIES:
Long-term debt, net	156,000	—	2,308,078	—	2,464,078
Revenues and royalties due others	21,038	—	—	—	21,038
Asset retirement obligation	64,490	—	—	—	64,490
Long-term derivative instruments	39,982	—	—	—	39,982
Deferred income tax liability	357,182	4,246	136,562	—	497,990
Other liabilities	12,602	258	—	—	12,860
Intercompany payables (receivables)	3,045,318	17,793	(3,063,326)	215	—

Total Other Liabilities	3,696,612	22,297	(618,686)	215	3,100,438

STOCKHOLDERS’ EQUITY:
Common stock	56	1	2,479	(57)	2,479
Preferred stock	—	—	865,640	—	865,640
Other	1,612,479	91,387	1,571,065	(1,703,866)	1,571,065

Total Stockholders’ Equity	1,612,535	91,388	2,439,184	(1,703,923)	2,439,184

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,913,950	$310,004	$1,941,617	$(1,824,847)	$6,340,724

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2003

($ in thousands)

(Unaudited)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Parent	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$248	$32,131	$8,202	$—	$40,581
Accounts receivable	181,538	127,717	11,000	(78,861)	241,394
Short-term derivative receivable	1,777	—	—	—	1,777
Short-term derivative instruments	—	—	2,690	—	2,690
Deferred income tax asset	—	—	36,705	—	36,705
Inventory and other	17,368	1,770	119	—	19,257

Total Current Assets	200,931	161,618	58,716	(78,861)	342,404

PROPERTY AND EQUIPMENT:
Evaluated oil and gas properties	6,221,576	—	—	—	6,221,576
Unevaluated leasehold	227,331	—	—	—	227,331
Other property and equipment	82,230	58,083	85,578	—	225,891
Less: accumulated depreciation, depletion and amortization	(2,511,382)	(23,982)	(6,317)	—	(2,541,681)

Net Property and Equipment	4,019,755	34,101	79,261	—	4,133,117

OTHER ASSETS:
Investments in subsidiaries and intercompany advances	—	—	853,184	(853,184)	—
Long-term derivative instruments	17,493	—	—	—	17,493
Long-term investments and other	5,000	—	26,544	—	31,544
Other assets	23,641	14	24,092	(14)	47,733

Total Other Assets	46,134	14	903,820	(853,198)	96,770

TOTAL ASSETS	$4,266,820	$195,733	$1,041,797	$(932,059)	$4,572,291

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$160,422	$120,369	$—	$(116,527)	$164,264
Accrued interest	—	—	46,648	—	46,648
Short-term derivative instruments	60,050	—	32,601	—	92,651
Other accrued liabilities	86,759	5,553	15,751	(43)	108,020
Revenues and royalties due others	63,907	—	—	37,666	101,573

Total Current Liabilities	371,138	125,922	95,000	(78,904)	513,156

OTHER LIABILITIES:
Long-term debt, net	—	—	2,057,713	—	2,057,713
Revenues and royalties due others	13,921	—	—	—	13,921
Asset retirement obligation	48,812	—	—	—	48,812
Long-term derivative instruments	4,209	—	527	—	4,736
Deferred income tax liability (asset)	278,914	3,772	(91,660)	—	191,026
Other liabilities	10,117	—	—	—	10,117
Intercompany payables (receivables)	2,753,590	(1,026)	(2,752,593)	29	—

Total Other Liabilities	3,109,563	2,746	(786,013)	29	2,326,325

STOCKHOLDERS’ EQUITY:
Common stock	56	1	2,218	(57)	2,218
Preferred stock	—	—	552,400	—	552,400
Other	786,063	67,064	1,178,192	(853,127)	1,178,192

Total Stockholders’ Equity	786,119	67,065	1,732,810	(853,184)	1,732,810

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,266,820	$195,733	$1,041,797	$(932,059)	$4,572,291

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

($ in thousands)

(Unaudited)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Parent	Eliminations	Consolidated
For the Three Months Ended June 30, 2004:
REVENUES:
Oil and gas sales	$399,665	$—	$—	$—	$399,665
Oil and gas marketing sales	—	484,974	—	(310,347)	174,627

Total Revenues	399,665	484,974	—	(310,347)	574,292

OPERATING COSTS:
Production expenses	49,595	—	—	—	49,595
Production taxes	22,751	—	—	—	22,751
General and administrative expenses:
General and administrative (excluding stock based compensation)	5,864	1,449	107	—	7,420
Stock based compensation	—	—	672	—	672
Oil and gas marketing expenses	—	481,462	—	(310,347)	171,115
Oil and gas depreciation, depletion and amortization	136,743	—	—	—	136,743
Depreciation and amortization of other assets	3,124	1,884	1,708	—	6,716

Total Operating Costs	218,077	484,795	2,487	(310,347)	395,012

INCOME (LOSS) FROM OPERATIONS	181,588	179	(2,487)	—	179,280

OTHER INCOME (EXPENSE):
Interest and other income	543	164	42,806	(42,178)	1,335
Interest expense	(35,537)	—	(35,447)	42,178	(28,806)
Equity in net earnings of subsidiaries	—	—	94,037	(94,037)	—

Total Other Income (Expense)	(34,994)	164	101,396	(94,037)	(27,471)

INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	146,594	343	98,909	(94,037)	151,809
Income tax expense (benefit)	52,776	124	1,754	—	54,654

NET INCOME	$93,818	$219	$97,155	$(94,037)	$97,155

	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Parent	Eliminations	Consolidated
For the Three Months Ended June 30, 2003:
REVENUES:
Oil and gas sales	$319,519	$—	$—	$—	$319,519
Oil and gas marketing sales	—	336,392	—	(226,096)	110,296

Total Revenues	319,519	336,392	—	(226,096)	429,815

OPERATING COSTS:
Production expenses	34,263	—	—	—	34,263
Production taxes	17,101	—	—	—	17,101
General and administrative expenses:
General and administrative (excluding stock based compensation)	4,762	661	212	—	5,635
Stock based compensation	—	—	365	—	365
Oil and gas marketing expenses	—	332,953	—	(226,096)	106,857
Oil and gas depreciation, depletion and amortization	91,570	—	—	—	91,570
Depreciation and amortization of other assets	2,469	595	1,058	—	4,122

Total Operating Costs	150,165	334,209	1,635	(226,096)	259,913

INCOME (LOSS) FROM OPERATIONS	169,354	2,183	(1,635)	—	169,902

OTHER INCOME (EXPENSE):
Interest and other income	(20)	372	41,080	(40,651)	781
Interest expense	(38,111)	—	(40,576)	40,651	(38,036)
Equity in net earnings of subsidiaries	—	—	82,942	(82,942)	—

Total Other Income (Expense)	(38,131)	372	83,446	(82,942)	(37,255)

INCOME (LOSS) BEFORE INCOME TAXES	131,223	2,555	81,811	(82,942)	132,647
Income tax expense (benefit)	49,865	971	(429)	—	50,407

NET INCOME (LOSS)	$81,358	$1,584	$82,240	$(82,942)	$82,240

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

($ in thousands)

(Unaudited)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Parent	Eliminations	Consolidated
For the Six Months Ended June 30, 2004:
REVENUES:
Oil and gas sales	$819,458	$—	$—	$—	$819,458
Oil and gas marketing sales	—	900,365	—	(582,402)	317,963

Total Revenues	819,458	900,365	—	(582,402)	1,137,421

OPERATING COSTS:
Production expenses	94,398	—	—	—	94,398
Production taxes	37,687	—	—	—	37,687
General and administrative expenses:
General and administrative (excluding stock based compensation)	12,520	2,883	183	—	15,586
Stock based compensation	—	—	2,541	—	2,541
Oil and gas marketing expenses	—	893,181	—	(582,402)	310,779
Oil and gas depreciation, depletion and amortization	256,651	—	—	—	256,651
Depreciation and amortization of other assets	5,782	3,352	3,321	—	12,455

Total Operating Costs	407,038	899,416	6,045	(582,402)	730,097

INCOME (LOSS) FROM OPERATIONS	412,420	949	(6,045)	—	407,324

OTHER INCOME (EXPENSE):
Interest and other income	1,091	364	84,821	(83,598)	2,678
Interest expense	(73,771)	—	(85,178)	83,598	(75,351)
Loss on repurchase or exchanges of Chesapeake debt	—	—	(6,925)	—	(6,925)
Equity in net earnings of subsidiaries	—	—	218,274	(218,274)	—

Total Other Income (Expense)	(72,680)	364	210,992	(218,274)	(79,598)

INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	339,740	1,313	204,947	(218,274)	327,726
Income tax expense (benefit)	122,306	473	(4,798)	—	117,981

NET INCOME	$217,434	$840	$209,745	$(218,274)	$209,745

	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Parent	Eliminations	Consolidated
For the Six Months Ended June 30, 2003:
REVENUES:
Oil and gas sales	$605,538	$—	$—	$—	$605,538
Oil and gas marketing sales	—	630,543	—	(429,939)	200,604

Total Revenues	605,538	630,543	—	(429,939)	806,142

OPERATING COSTS:
Production expenses	65,720	—	—	—	65,720
Production taxes	35,698	—	—	—	35,698
General and administrative expenses:
General and administrative (excluding stock based compensation)	9,709	1,244	200	—	11,153
Stock based compensation	—	—	512	—	512
Oil and gas marketing expenses	—	626,154	—	(429,939)	196,215
Oil and gas depreciation, depletion and amortization	168,184	—	—	—	168,184
Depreciation and amortization of other assets	4,767	1,120	1,919	—	7,806

Total Operating Costs	284,078	628,518	2,631	(429,939)	485,288

INCOME (LOSS) FROM OPERATIONS	321,460	2,025	(2,631)	—	320,854

OTHER INCOME (EXPENSE):
Interest and other income	(2)	466	76,745	(75,665)	1,544
Interest expense	(71,945)	—	(78,760)	75,665	(75,040)
Equity in net earnings of subsidiaries	—	—	158,630	(158,630)	—

Total Other Income (Expense)	(71,947)	466	156,615	(158,630)	(73,496)

INCOME (LOSS) BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	249,513	2,491	153,984	(158,630)	247,358
Income tax expense (benefit)	94,816	947	(1,765)	—	93,998

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	154,697	1,544	155,749	(158,630)	153,360
Cumulative effect of accounting change, net of tax	2,389	—	—	—	2,389

NET INCOME (LOSS)	$157,086	$1,544	$155,749	$(158,630)	$155,749

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

($ in thousands)

(Unaudited)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Parent	Eliminations	Consolidated
For the Six Months Ended June 30, 2004:
CASH FLOWS FROM OPERATING ACTIVITIES	$582,163	$74,309	$232,359	$(218,274)	$670,557

CASH FLOWS FROM INVESTING ACTIVITIES:
Oil and gas properties, net	(1,042,489)	—	(494,640)	—	(1,537,129)
Cash paid for other investments	—	—	(10,000)	—	(10,000)
Additions to buildings and other fixed assets and drilling rig equipment	(16,653)	(17,810)	(18,205)	—	(52,668)
Other	307	—	40	—	347

Cash (used in) provided by investing activities	(1,058,835)	(17,810)	(522,805)	—	(1,599,450)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term borrowings	767,000	—	—	—	767,000
Payments on long-term borrowings	(611,000)	—	—	—	(611,000)
Proceeds received from issuance of senior notes, net of offering costs	—	—	288,557	—	288,557
Proceeds from issuance of preferred stock, net of issuance costs	—	—	304,936	—	304,936
Proceeds from issuance of common stock, net of issuance costs	—	—	298,028	—	298,028
Cash paid to repurchase senior notes, including redemption premium	—	—	(57,271)	—	(57,271)
Cash paid for common and preferred stock dividends	—	—	(34,905)	—	(34,905)
Cash paid on financing cost of credit facilities	(8,291)	—	—	—	(8,291)
Other financing costs	—	—	(218)	—	(218)
Net increase in outstanding payments in excess of cash balances	11,125	—	—	—	11,125
Cash received from exercise of stock options	—	—	6,588	—	6,588
Intercompany advances, net	328,013	(24,948)	(521,339)	218,274	—

Cash provided by (used in) financing activities	486,847	(24,948)	284,376	218,274	964,549

NET INCREASE IN CASH AND CASH EQUIVALENTS	10,175	31,551	(6,070)	—	35,656
CASH, BEGINNING OF PERIOD	248	32,131	8,202	—	40,581

CASH, END OF PERIOD	$10,423	$63,682	$2,132	$—	$76,237

	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Parent	Eliminations	Consolidated
For the Six Months Ended June 30, 2003:
CASH FLOWS FROM OPERATING ACTIVITIES	$490,841	$(119,599)	$164,021	$(158,630)	$376,633

CASH FLOWS FROM INVESTING ACTIVITIES:
Oil and gas properties, net	(343,997)	—	(929,598)	—	(1,273,595)
Cash paid for other investments	—	—	(20,000)	—	(20,000)
Other	(6,062)	(4,260)	(11,857)	—	(22,179)

Cash (used in) provided by investing activities	(350,059)	(4,260)	(961,455)	—	(1,315,774)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term borrowings	296,000	—	—	—	296,000
Payments on long-term borrowings	(270,000)	—	—	—	(270,000)
Net increase in outstanding payments in excess of cash balances	29,474	—	—	—	29,474
Proceeds received from issuance of senior notes, net of offering costs	—	—	290,939	—	290,939
Cash paid for treasury stocks	—	—	(2,109)	—	(2,109)
Proceeds from issuance of common stock, net of issuance costs	—	—	177,444	—	177,444
Proceeds from issuance of preferred stock, net of issuance costs	—	—	222,893	—	222,893
Cash dividends paid on preferred stock and common stock	—	—	(21,018)	—	(21,018)
Exercise of stock options and warrants	—	—	6,326	—	6,326
Cash paid on financing cost of credit facilities	(2,314)	—	—	—	(2,314)
Other financing costs	—	—	(222)	—	(222)
Intercompany advances, net	(162,460)	135,772	(131,942)	158,630	—

Cash provided by (used in) financing activities	(109,300)	135,772	542,311	158,630	727,413

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	31,482	11,913	(255,123)	—	(211,728)
CASH, BEGINNING OF PERIOD	(31,975)	24,448	255,164	—	247,637

CASH, END OF PERIOD	$(493)	$36,361	$41	$—	$35,909

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

($ in thousands)

(Unaudited)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Parent	Eliminations	Consolidated
For the Three Months Ended June 30, 2004:
Net Income	$93,818	$219	$97,155	$(94,037)	$97,155
Other comprehensive income (loss) - net of income tax:
Change in fair value of derivative instruments	(45,792)	—	—	—	(45,792)
Reclassification of loss on settled contracts	32,443	—	—	—	32,443
Ineffective portion of derivatives qualifying for cash flow hedge accounting	5,140	—	—	—	5,140
Equity in net other comprehensive income (loss) of subsidiaries	—	—	(8,209)	8,209	—

Comprehensive Income	$85,609	$219	$88,946	$(85,828)	$88,946

	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Parent	Eliminations	Consolidated
For the Three Months Ended June 30, 2003:
Net Income	$81,358	$1,584	$82,240	$(82,942)	$82,240
Other comprehensive income (loss), net of income tax:
Change in fair value of derivative instruments	11,696	—	—	—	11,696
Reclassification of loss on settled contracts	2,461	—	—	—	2,461
Ineffective portion of derivatives qualifying for cash flow hedge accounting	(256)	—	—	—	(256)
Equity in net other comprehensive income (loss) of subsidiaries	—	—	13,901	(13,901)	—

Comprehensive Income	$95,259	$1,584	$96,141	$(96,843)	$96,141

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Parent	Eliminations	Consolidated
For the Six Months Ended June 30, 2004:
Net Income	$217,434	$840	$209,745	$(218,274)	$209,745
Other comprehensive income (loss) - net of income tax:
Change in fair value of derivative instruments	(111,222)	—	—	—	(111,222)
Reclassification of loss on settled contracts	20,744	—	—	—	20,744
Ineffective portion of derivatives qualifying for cash flow hedge accounting	9,747	—	—	—	9,747
Equity in net other comprehensive income (loss) of subsidiaries	—	—	(80,731)	80,731	—

Comprehensive Income	$136,703	$840	$129,014	$(137,543)	$129,014

	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Parent	Eliminations	Consolidated
For the Six Months Ended June 30, 2003:
Net Income	$157,086	$1,544	$155,749	$(158,630)	$155,749
Other comprehensive income (loss), net of income tax:
Change in fair value of derivative instruments	(36,859)	—	—	—	(36,859)
Reclassification of loss on settled contracts	53,352	—	—	—	53,352
Ineffective portion of derivatives qualifying for cash flow hedge accounting	(286)	—	—	—	(286)
Equity in net other comprehensive income (loss) of subsidiaries	—	—	16,207	(16,207)	—

Comprehensive Income	$173,293	$1,544	$171,956	$(174,837)	$171,956

6. Segment Information

Chesapeake has two reportable segments under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, consisting of oil and gas exploration and production and oil and gas marketing. The reportable segment information can be derived from Note 5 as Chesapeake Energy Marketing, Inc., Mayfield Processing, L.L.C. and MidCon Compression, L.P., which are our marketing subsidiaries, are the only non-guarantor subsidiaries. Chesapeake Energy Marketing, Inc. was a non-guarantor subsidiary for all periods presented. Mayfield Processing, L.L.C. and MidCon Compression, L.P. were established as non-guarantor subsidiaries during the third quarter of 2003.

7. Acquisitions and Related Financing

We completed the acquisition of Concho Resources Inc. in January 2004 to acquire oil and gas interests primarily in the Permian Basin and the Mid-Continent. We paid $420 million in cash for these assets, $10 million of which was paid in 2003. We also paid $12 million in employee severance and other transaction costs at closing. We recorded a $130 million deferred tax liability to reflect the tax effect of the cost in excess of the tax basis acquired. We also completed an acquisition of Texas Gulf Coast properties in January 2004 from a private company. We paid $65 million for these assets, $3.3 million of which was paid in 2003. On January 14, 2004, we issued 23,000,000 shares of common stock at a price to the public of $13.51 per share. We used the net proceeds of approximately $298.1 million to finance a portion of the acquisitions completed in January 2004.

On March 30, 2004, we issued 275,000 shares of 4.125% convertible preferred stock having a liquidation preference of $1,000 per share in a private placement. In April 2004, the original purchasers exercised their option to purchase an additional 38,250 shares of 4.125% convertible preferred stock on the same terms and conditions. We used the net proceeds from these issuances of approximately $304.9 million to pay the outstanding borrowings under our bank credit facility which were incurred to finance a portion of the acquisitions completed in the first quarter of 2004. As of June 30, 2004, 18.8 million shares of common stock were reserved for issuance upon conversion of the 4.125% convertible preferred stock.

We completed a $425 million acquisition of privately-held Greystone Petroleum, LLC in June 2004 to acquire natural gas assets in the Ark-La-Tex region of northern Louisiana. We recorded a $44 million deferred tax liability to reflect the tax effect of the cost in excess of the tax basis acquired. On May 27, 2004, we issued $300.0 million principal amount of 7.5% senior notes due 2014 in a private placement. We used the net proceeds of approximately $288.6 million, along with borrowings from the bank credit facility and cash on hand, to finance the Greystone acquisition.

8. Subsequent Events

In June and July 2004, we entered into agreements to acquire natural gas assets in the Mid-Continent and South Texas regions through transactions with three private companies for $590 million in cash. The transactions involve the acquisition of privately-held Bravo Natural Resources, Inc. and substantially all of the assets of privately-held Legend Natural Gas, LP and Tilford Pinson Exploration, LLC. The Tilford Pinson and Bravo acquisitions closed on July 1, 2004 and August 2, 2004, respectively. The Legend acquisition is expected to close on August 31, 2004 and is subject to customary closing conditions.

On August 2, 2004 we completed a private offering of $300 million in aggregate principal amount of 7.0% Senior Notes due 2014 and issued 20 million shares of common stock at a price to the public of $14.75 per share. On August 6, 2004, we issued an additional 3 million shares of common stock upon an exercise of an option we granted to the original purchasers of the August 2, 2004 issuance. Net proceeds of $620.8 million from these transactions were used to finance the Bravo acquisition and to repay amounts outstanding under our bank credit facility, a portion of which was incurred to finance the Tilford Pinson acquisition. Remaining proceeds will be used to complete the Legend acquisition.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following table sets forth certain information regarding the production volumes, oil and gas sales, average sales prices received and expenses for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net Production:
Oil (mbbl)	1,673	1,224	3,138	2,284
Gas (mmcf)	76,510	59,990	146,608	110,382
Gas equivalent (mmcfe)	86,548	67,334	165,436	124,086
Oil and Gas Sales ($ in thousands):
Oil sales	$59,930	$32,763	$107,961	$67,903
Oil derivatives – realized gains (losses)	(12,878)	(641)	(21,208)	(6,879)
Oil derivatives – unrealized gains (losses)	(1,470)	(1,101)	(7,489)	(1,178)

Total oil sales	45,582	31,021	79,264	59,846

Gas sales	415,216	282,239	775,317	596,289
Gas derivatives – realized gains (losses)	(42,453)	1,811	(8,462)	(84,809)
Gas derivatives – unrealized gains (losses)	(18,680)	4,448	(26,661)	34,212

Total gas sales	354,083	288,498	740,194	545,692

Total oil and gas sales	$399,665	$319,519	$819,458	$605,538

Average Sales Price (excluding all gains (losses) on derivatives):
Oil ($ per bbl)	$35.82	$26.77	$34.40	$29.73
Gas ($ per mcf)	$5.43	$4.70	$5.29	$5.40
Gas equivalent ($ per mcfe)	$5.49	$4.68	$5.34	$5.35
Average Sales Price (excluding unrealized gains (losses) on derivatives):
Oil ($ per bbl)	$28.12	$26.24	$27.65	$26.72
Gas ($ per mcf)	$4.87	$4.73	$5.23	$4.63
Gas equivalent ($ per mcfe)	$4.85	$4.70	$5.16	$4.61
Expenses ($ per mcfe):
Production expenses	$0.57	$0.51	$0.57	$0.53
Production taxes (a)	$0.26	$0.25	$0.23	$0.29
General and administrative expenses:
General and administrative expenses (excluding stock based compensation)	$0.09	$0.08	$0.09	$0.09
Stock based compensation	$0.01	$0.01	$0.02	$—
Oil and gas depreciation, depletion and amortization	$1.58	$1.36	$1.55	$1.36
Depreciation and amortization of other assets	$0.08	$0.06	$0.08	$0.06
Interest expense (b)	$0.44	$0.56	$0.46	$0.59

Interest Expense ($ in thousands):
Interest expense	$37,513	$38,452	$76,077	$74,156
Interest rate derivatives – realized (gains) losses	353	(682)	(405)	(1,356)
Interest rate derivatives – unrealized (gains) losses	(9,060)	266	(321)	2,240

Total interest expense	$28,806	$38,036	$75,351	$75,040

Net Wells Drilled	131	102	240	196
Net Producing Wells as of the End of Period	7,348	5,591	7,348	5,591

(a)	Current Period includes a pre-tax benefit of $6.8 million, or $0.04 per mcfe, from prior period severance tax credits.
(b)	Includes the effects of realized gains or (losses) from hedging, but does not include the effects of unrealized gains or (losses) from hedging.

Chesapeake is among the five largest independent natural gas companies in the U.S. in terms of natural gas produced, owning interests in approximately 18,000 (7,348 net) producing oil and gas wells. Our primary operating area is the Mid-Continent region of the United States, which includes Oklahoma, western Arkansas, southwestern Kansas and the Texas Panhandle, and we are building significant operating areas in the Permian Basin of western Texas and eastern New Mexico, in the Ark-La-Tex basin of eastern Texas and northern Louisiana and in the South Texas and Texas Gulf Coast regions.

Oil and natural gas production for the Current Quarter of 2004 was 86.5 bcfe, an increase of 19.2 bcfe, or 29%, over the 67.3 bcfe produced in the Prior Quarter of 2003. The 19.2 bcfe increase in production consisted of 7.7 bcfe generated from organic growth through drilling and 11.5 bcfe generated from acquisitions.

We have increased our production annually for 15 consecutive years and the 2004 second quarter was Chesapeake’s twelfth consecutive quarter of sequential production growth. During these twelve quarters, Chesapeake’s production has increased 121%, for an average compound quarterly growth rate of 6.8% and an average annualized growth rate of 30%.

In addition to increased oil and natural gas production, the prices we received were higher in the Current Quarter than in the Prior Quarter. On a natural gas equivalent basis, weighted average prices (excluding the effect of unrealized gains or losses on derivatives) were $4.85 per mcfe in the Current Quarter compared to $4.70 per mcfe in the Prior Quarter. The increase in prices resulted in an increase in revenue of $13.0 million, and increased production resulted in an increase in revenue of $90.6 million, for a total increase in revenue of $103.6 million (excluding the effect of unrealized gains or losses on derivatives).

During the Current Quarter, the company replaced its 86.5 bcfe of production with an internally estimated 429 bcfe of new proved reserves, for a reserve replacement rate of 496%. Reserve replacement through the drillbit was 143 bcfe, or 165%, and reserve replacement through acquisitions was 286 bcfe, or 331%. As of June 30, 2004, our estimated proved reserves were 3.8 tcfe.

Chesapeake drilled 143 (103.3 net) operated wells and participated in another 204 (27.3 net) wells operated by other companies during the Current Quarter. Chesapeake’s drilling costs were $149 million for operated wells and $52 million for non-operated wells. The company’s success rate was 98% for operated wells and 99% for non-operated wells. Our investment in leasehold and 3-D seismic data totaled $101 million and our acquisition expenditures totaled $525.7 million during the Current Quarter.

Our revenues, operating results, profitability and future growth depend on our ability to find, develop and acquire oil and gas reserves that are economically recoverable based on prevailing prices for natural gas and oil. The company favors gas over oil, strives to establish regional dominance in our operating areas, has grown through a combination of drilling and acquisitions and manages price risk through opportunistic oil and natural gas hedging.

During the Current Period, we raised $298 million of common equity, $305 million of preferred equity (4.125% convertible preferred stock) and we issued $300 million principal amount of 7.5% Senior Notes. As of June 30, 2004, the company’s total debt as a percentage of total capitalization (total capitalization is the sum of total debt and stockholders’ equity) was 50%, compared to 65% as of January 1, 2003. Additionally, through debt repurchases and exchanges completed in the second half of 2003 and the Current Period, we have extended the average maturity of our long-term debt to over nine years and have lowered our average interest rate to 7.7%.

We intend to continue to focus on improving the strength of our balance sheet. The company’s secured credit facility is currently rated as investment grade by two rating agencies. We believe our business strategy and operational performance will lead to an investment grade credit rating for our unsecured debt in the future.

Recent Developments

In June and July 2004, we entered into agreements to acquire natural gas assets in the Mid-Continent and South Texas regions through transactions with three private companies for $590 million in cash. The transactions involve the acquisition of privately-held Bravo Natural Resources, Inc. and substantially all of the assets of privately-held Legend Natural Gas, LP and Tilford Pinson Exploration, LLC. The Tilford Pinson and Bravo acquisitions closed on July 1, 2004 and August 2, 2004, respectively. The Legend acquisition is expected to close on August 31, 2004 and is subject to customary closing conditions.

On August 2, 2004 we completed a private offering of $300 million in aggregate principal amount of 7.0% Senior Notes due 2014 and issued 20 million shares of common stock at a price to the public of $14.75 per share. On August 6, 2004, we issued an additional 3 million shares of common stock upon an exercise of an option we granted to the original purchasers of the August 2, 2004 issuance. Net proceeds of $620.8 million from these transactions were used to finance the Bravo acquisition and to repay amounts outstanding under our bank credit facility, a portion of which was incurred to finance the Tilford Pinson acquisition. Remaining proceeds will be used to complete the Legend acquisition.

Liquidity and Capital Resources

Sources of Liquidity

Our primary source of liquidity to meet operating expenses and fund capital expenditures (other than for large acquisitions) is cash flow from operations. Based on our current production, price and expense assumptions, we expect cash flow from operations will exceed our budgeted drilling capital expenditures in 2004. Our budget for drilling, land and seismic activities for 2004 is currently between $1.0 billion and $1.1 billion. While we believe this level of exploration and development will be sufficient to increase our reserves in 2004 and achieve our target of a 10%—20% increase in production over 2003 production (inclusive of acquisitions completed through August 2004), higher drilling and field operating costs, drilling results that alter planned development schedules, acquisitions or other factors could cause us to revise our drilling program, which is largely discretionary. Any cash flow from operations not needed to fund our drilling program will be available for acquisitions, debt repayment or other general corporate purposes in 2004.

Cash flows from operating activities (exclusive of changes in assets and liabilities) were $641.7 million in the Current Period, compared to $393.8 million in the Prior Period. The $247.9 million increase in the Current Period was primarily due to higher realized prices and higher volumes of oil and gas production. We expect that 2004 production volumes will be higher than in 2003 and that cash flows from operating activities in 2004 will exceed 2003 levels. While a precipitous decline in gas prices during the remainder of 2004 would significantly affect the amount of cash flow that would be generated from operations, we have 95% of our expected oil production remaining in 2004 hedged at an average NYMEX price of $30.21 per barrel of oil and 67% of our expected natural gas production remaining in 2004 hedged at an average NYMEX price of $5.43 per mcf. This level of hedging provides certainty of the cash flow we will receive for a substantial portion of our remaining 2004 production. Depending on changes in oil and gas futures markets and management’s view of underlying oil and natural gas supply and demand trends, however, we may increase or decrease our current hedging positions.

Another source of liquidity is our $600 million revolving bank credit facility (with a committed borrowing base of $500 million) which matures in June 2008. As of June 30, 2004, we had $156 million of outstanding borrowings under the bank credit facility. We use the facility to fund daily operating activities and acquisitions as needed. We borrowed $767.0 million and repaid $611.0 million in the Current Period and borrowed $296.0 million and repaid $270.0 million in the Prior Period under the facility.

We believe that our available cash, cash flows from operating activities and funds available under our bank credit facility will be sufficient to fund our operating, interest and general and administrative expenses, our capital expenditure budget, our short-term contractual obligations and dividend payments at current levels for the foreseeable future.

The public markets have been our principal source of capital to finance large acquisitions. We have sold debt and equity in both public and private offerings in the past, and we expect that these sources of capital will continue to be available to us in the future for acquisitions. Nevertheless, we caution you that ready access to capital on reasonable terms and the availability of desirable acquisition targets at attractive prices are subject to many uncertainties, as explained under “Risk Factors” in Item 1—Business of our Form 10-K for the year ended December 31, 2003. The following table reflects the proceeds from sales of securities we issued in the Current Period and the Prior Period ($ in millions):

	For the Six Months Ended June 30,
	2004		2003
	Total Proceeds	Net Proceeds	Total Proceeds	Net Proceeds
Convertible preferred stock	$313.3	$304.9	$230.0	$222.9
Common stock	310.7	298.0	186.3	177.4
Unsecured senior notes guaranteed by subsidiaries	300.0	288.6	300.0	290.9

Total	$924.0	$891.5	$716.3	$691.2

We filed a $600 million “universal shelf” registration statement with the Securities and Exchange Commission on April 27, 2004. Securities issued under this shelf may be in the form of common stock, preferred stock, depository shares representing fractional shares of preferred stock or debt securities of Chesapeake, which will be guaranteed by certain Chesapeake subsidiaries. The net proceeds from a sale of securities from this shelf, which is expected to occur from time to time over the next two years, would be used for future business acquisitions and other general corporate purposes, including the retirement of existing debt. A prospectus supplement will be prepared at the time of a debt or equity offering and will contain specific information about the security issued and the use of proceeds. The 23 million shares of common stock we issued in August 2004 at a price to the public of $14.75 per share were the first offering made under the shelf registration statement.

In June 2004, we amended our certificate of incorporation to increase authorized capital stock. The number of authorized shares of our common stock increased from 350 million to 500 million and the number of authorized shares of our preferred stock increased from 10 million to 20 million.

We paid common stock dividends of $16.0 million and $12.1 million in the Current Period and in the Prior Period, respectively, and we paid dividends of $18.9 million and $8.9 million on our preferred stock in the Current Period and in the Prior Period, respectively. We received $6.6 million and $6.3 million from the exercise of employee and director stock options in the Current Period and in the Prior Period, respectively. We used $2.1 million to purchase treasury stock in the Prior Period to fund our matching contributions to the 401(k) Make-Up Plan.

Historically, we have used significant amounts of funds to purchase and retire our obligations under outstanding Senior Notes. In March 2004, we retired $42.1 million of our 7.875% Senior Notes at maturity and we redeemed the remaining $4.3 million of our 8.5% Senior Notes for $4.5 million, including a redemption premium of $0.2 million. We paid $4.6 million of cash in lieu of issuing fractional notes on our exchange of $458.5 million of 8.125% Senior Notes for $72.8 million of 7.75% Senior Notes and $433.5 million of 6.875% Senior Notes in January 2004. We paid $6.0 million in transaction costs related to this exchange.

Cash used in investing activities increased to $1,599.5 million during the Current Period, compared to $1,315.8 million during the Prior Period. The following table shows our capital expenditures during these periods ($ in millions):

	Six Months Ended June 30,
	2004	2003
Acquisitions of oil and gas properties and companies	$1,002.3	$976.6
Exploration and development of oil and gas properties	535.1	316.7
Additions to drilling rig equipment	7.7	0.1
Cash paid for other investments	10.0	20.0
Additions to building and other fixed assets	45.0	22.4
Divestitures of oil and gas properties	(0.3)	(19.7)
Other	(0.3)	(0.3)

Total	$1,599.5	$1,315.8

Our accounts receivable are primarily from purchasers of oil and natural gas ($277.5 million as of June 30, 2004) and exploration and production companies which own interests in properties we operate ($50.1 million as of June 30, 2004). This industry concentration has the potential to impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic, industry or other conditions. We generally require letters of credit for receivables from customers which are judged to have sub-standard credit, unless the credit risk can otherwise be mitigated.

Our liquidity is not dependent on the use of off-balance sheet financing arrangements, such as the securitization of receivables or obtaining access to assets through special purpose entities. We have not relied on off-balance sheet financing arrangements in the past and we do not intend to rely on such arrangements in the future as a source of liquidity. We are not a commercial paper issuer.

Investing and Financing Transactions

The following describes significant investing and financing transactions that we completed in the Current Period and through the filing date:

Investing Transactions:

July and August 2004 (through August 6, 2004)

•	Acquired Bravo Natural Resources, Inc. (Mid-Continent oil and gas assets) and Mid-Continent gas properties from Tilford Pinson Exploration, LLC. for cash consideration of approximately $355 million.

Second Quarter 2004

•	Acquired Greystone Petroleum, LLC (natural gas assets in Ark-La-Tex region of northern Louisiana) for cash consideration of approximately $425 million.

•	Acquired Permian Resources Holdings, Inc. (Permian Basin oil and gas assets) for cash consideration of approximately $69 million.

•	Acquired Mid-Continent oil and gas assets in three smaller transactions for total cash consideration of approximately $31 million.

First Quarter 2004

•	Acquired Concho Resources Inc. (Permian Basin and Mid-Continent oil and gas assets) for cash consideration of approximately $420 million, of which $10 million was paid in 2003. We also paid $12 million in employee severance and other transaction costs at closing.

•	Acquired Texas Gulf Coast properties for cash consideration of approximately $65 million, of which $3.3 million was paid in 2003.

Financing Transactions:

August 2004 (through August 6, 2004)

•	Completed a public offering of 23 million shares of common stock at $14.75 per share. Net proceeds of approximately $326.3 million were used to finance a portion of the Bravo, Legend and Tilford Pinson acquisitions completed or scheduled to be completed in July and August 2004 and to repay amounts outstanding under our bank credit facility.

•	Completed a private placement of $300 million 7.0% Senior Notes due 2014. Net proceeds of approximately $294.5 million were used to finance a portion of the Bravo, Legend and Tilford Pinson acquisitions completed or scheduled to be completed by August 31, 2004 and to repay amounts outstanding under our bank credit facility.

Second Quarter 2004

•	Completed a private placement of $300 million 7.5% Senior Notes due 2014. Net proceeds of approximately $288.6 million were used to finance a portion of the Greystone acquisition completed in June 2004.

•	Issued an additional 38,250 shares of 4.125% convertible preferred stock upon exercise of an option we granted to the original purchasers in a private placement of such stock completed in March 2004 for net proceeds of $37.2 million.

First Quarter 2004

•	Completed a public offering of 23 million shares of common stock at $13.51 per share. Net proceeds of approximately $298.1 million were used to finance a portion of the acquisitions completed in January 2004.

•	Issued 275,000 shares of 4.125% convertible preferred stock at $1,000 per share in a private placement. Net proceeds of approximately $267.7 million were used to pay outstanding borrowings under our revolving bank credit facility which were incurred as a result of acquisitions completed in the first quarter of 2004.

•	Completed a public exchange offer in which we retired $458.5 million of our 8.125% Senior Notes due 2011 and $10.8 million of accrued interest and issued $72.8 million of our 7.75% Senior Notes due 2015 and $2.8 million of accrued interest and $433.5 million of our 6.875% Senior Notes due 2016 and $4.1 million of accrued interest.

•	Issued an additional $37.0 million of our 6.875% Senior Notes due 2016 and $0.5 million of accrued interest in exchange for $24.3 million of our 8.125% Senior Notes due 2011 and $0.7 million of accrued interest and $9.1 million of our 7.75% Senior Notes due 2015 and $0.1 million of accrued interest in four private exchange transactions.

•	Paid $4.5 million (including a premium of $0.2 million) to redeem $4.3 million of 8.5% Senior Notes due 2012 representing all outstanding notes which were not tendered pursuant to a cash tender offer completed in December 2003.

•	Paid $42.1 million representing the balance outstanding on our 7.875% Senior Notes that matured on March 15, 2004.

Contractual Obligations

We have a $600 million revolving bank credit facility (with a committed borrowing base of $500 million) which matures in June 2008. As of June 30, 2004, we had $156 million of outstanding borrowings under this facility and utilized $70.9 million of the facility for various letters of credit. Borrowings under the facility are collateralized by certain producing oil and gas properties and bear interest at either (i) the greater of the reference rate of Union Bank of California, N.A. or the federal funds effective rate plus 0.50% or (ii) the London Interbank Offered Rate (LIBOR), at our option, plus a margin that varies according to our senior unsecured long-term debt ratings. The collateral value and borrowing base are redetermined periodically. The unused portion of the facility is subject to an annual commitment fee that also varies according to our senior unsecured long-term debt ratings. Currently the annual commitment fee rate is 0.30%. Interest is payable quarterly or, if LIBOR applies, it may be payable at more frequent intervals.

The credit facility agreement contains various covenants and restrictive provisions which govern our ability to incur additional indebtedness, sell properties, purchase or redeem our capital stock, make investments or loans and create liens. In addition, the agreement requires us to maintain a current ratio (as defined) of at least 1 to 1 and a fixed charge coverage ratio (as defined) of at least 2.5 to 1. As of June 30, 2004, our current ratio was 1.3 to 1 and our fixed charge coverage ratio was 5.3 to 1. If we should fail to perform our obligations under these and other covenants, the revolving credit commitment could be terminated and any outstanding borrowings under the facility could be declared immediately due and payable. Such acceleration, if involving a principal amount of $10 million or more, would constitute an event of default under our senior note indentures, which could in turn result in the acceleration of our senior note indebtedness. The credit facility agreement also has cross default provisions that apply to other indebtedness we may have with an outstanding principal amount in excess of $35.0 million.

Some of our commodity price and financial risk management arrangements require us to deliver cash collateral or other assurances of performance to the counterparties in the event that our payment obligations exceed certain levels. As of June 30, 2004, we were required to post $69 million of collateral in the form of letters of credit and as of August 6, 2004 we were required to post $72 million of collateral with respect to these commodity price and financial risk management transactions. Future collateral requirements are uncertain and will depend on arrangements with our counterparties and fluctuations in natural gas and oil prices and interest rates.

In May 2004, we entered into a secured natural gas hedging facility with a nationally recognized counterparty which matures in May 2009. Under this hedging facility, we can enter into cash-settled natural gas commodity transactions, valued by the counterparty, for up to $600 million. Outstanding transactions under the facility are collateralized by certain oil and gas properties, exclusive of the oil and gas properties that collateralize our revolving bank credit facility. The hedging facility is subject to an annual fee of 0.30% of the maximum total capacity and a 1.0% exposure fee, which is assessed quarterly on the average of the daily negative fair market value amounts, if any, during the quarter. As of June 30, 2004, the fair market value of the natural gas hedging transactions related to the hedging facility was $0.1 million.

The hedging facility contains the standard representations and default provisions that are typical of such agreements. The agreement also contains various restrictive provisions which govern the aggregate gas production volumes that we are permitted to hedge under all of our agreements at any one time. The hedging facility is guaranteed by Chesapeake and all of the same subsidiaries that guarantee our senior notes and the revolving bank credit facility.

As of June 30, 2004, senior notes of approximately $2.3 billion consisted of the following ($ in thousands):

8.375% senior notes due 2008	$209,815
8.125% senior notes due 2011	245,407
9.0% senior notes due 2012	300,000
7.5% senior notes due 2013	363,823
7.5% senior notes due 2014	300,000
7.75% senior notes due 2015	300,408
6.875% senior notes due 2016	670,487
Discount on senior notes	(81,862)

$2,308,078

No scheduled principal payments are required on any of the senior notes until 2008, when $209.8 million is due.

Debt ratings for the senior notes are Ba3 by Moody’s Investor Service, BB- by Standard & Poor’s Ratings Services and BB by Fitch Ratings. Debt ratings for our secured bank credit facility are BB+ by Standard & Poor’s Ratings Services and BBB- by Fitch Ratings.

Our senior notes are unsecured senior obligations of Chesapeake and rank equally with all of our other unsecured indebtedness. All of our wholly-owned subsidiaries except Chesapeake Energy Marketing, Inc., Mayfield Processing, L.L.C. and MidCon Compression, L.P. guarantee the notes. The indentures permit us to redeem the senior notes at any time at specified make-whole or redemption prices. The indentures contain covenants limiting our ability and our restricted subsidiaries’ ability to incur additional indebtedness; pay dividends on our capital stock or redeem, repurchase or retire our capital stock or subordinated indebtedness; make investments and other restricted payments; create restrictions on the payment of dividends or other amounts to us from our restricted subsidiaries; incur liens; engage in transactions with affiliates; sell assets; and consolidate, merge or transfer assets. The debt incurrence covenants do not affect our ability to borrow under or expand our secured credit facility. As of June 30, 2004, we estimate that secured bank indebtedness of approximately $1.4 billion could have been incurred under the most restrictive indenture covenant. The indenture covenants do not apply to our non-guarantor subsidiaries.

Results of Operations — Three Months Ended June 30, 2004 (“Current Quarter”) vs. June 30, 2003 (“Prior Quarter”)

General. For the Current Quarter, Chesapeake had net income of $97.2 million, or $0.31 per diluted common share, on total revenues of $574.3 million. This compares to net income of $82.2 million, or $0.31 per diluted common share, on total revenues of $429.8 million during the Prior Quarter. The Current Quarter net income includes, on a pre-tax basis, $11.1 million in net unrealized losses on oil and gas and interest rate derivatives. The Prior Quarter net income included, on a pre-tax basis, $3.1 million in net unrealized gains on oil and gas and interest rate derivatives.

Oil and Gas Sales. During the Current Quarter, oil and gas sales were $399.7 million compared to $319.5 million in the Prior Quarter. In the Current Quarter, Chesapeake produced 86.5 bcfe at a weighted average price of $4.85 per mcfe, compared to 67.3 bcfe produced in the Prior Quarter at a weighted average price of $4.70 per mcfe (weighted average prices for both quarters discussed exclude the effect of unrealized gains or (losses) on derivatives of ($20.2) million and $3.3 million in the Current Quarter and Prior Quarter, respectively). The increase in prices in the Current Quarter resulted in an increase in revenue of $13.0 million and increased production resulted in a $90.6 million increase, for a total increase in revenues of $103.6 million (excluding unrealized gains or losses on oil and gas derivatives). The increase in production from the Prior Quarter to the Current Quarter is due to the combination of production growth generated from drilling as well as acquisitions completed in 2003 and in 2004.

The change in oil and gas prices has a significant impact on our oil and gas revenues and cash flows. Assuming the Current Quarter production levels, a change of $0.10 per mcf of gas produced would result in an increase or decrease in revenues and cash flow of approximately $7.7 million and $7.2 million, respectively, and a change of $1.00 per barrel of oil produced would result in an increase or decrease in revenues and cash flow of approximately $1.7 million and $1.6 million, respectively, without considering the effect of derivative activities.

For the Current Quarter, we realized an average price per barrel of oil of $28.12, compared to $26.24 in the Prior Quarter (weighted average prices for both quarters discussed exclude the effect of unrealized gains or losses on derivatives). Natural gas prices realized per mcf (excluding unrealized gains or losses on derivatives) were $4.87 and $4.73 in the Current Quarter and Prior Quarter, respectively. Realized gains or losses from our oil and gas derivatives resulted in a net decrease in oil and gas revenues of $55.3 million or $0.64 per mcfe in the Current Quarter and a net increase of $1.2 million or $0.02 per mcfe in the Prior Quarter.

The following table shows our production by region for the Current Quarter and the Prior Quarter:

	For the Three Months Ended June 30,
	2004		2003
	Mmcfe	Percent	Mmcfe	Percent
Mid-Continent	64,064	74%	59,210	88%
South Texas and Texas Gulf Coast	13,895	16	5,249	8
Permian Basin	7,947	9	2,143	3
Williston Basin and Other	642	1	732	1

Total Production	86,548	100%	67,334	100%

Natural gas production represented approximately 88% of our total production volume on an equivalent basis in the Current Quarter, compared to 89% in the Prior Quarter.

Oil and Gas Marketing Sales. Chesapeake realized $174.6 million in oil and gas marketing sales for third parties in the Current Quarter, with corresponding oil and gas marketing expenses of $171.1 million, for a net margin of $3.5 million. Marketing activities are substantially for third parties that are owners in Chesapeake operated wells. This compares to sales of $110.3 million, expenses of $106.9 million and a net margin of $3.4 million in the Prior Quarter. In the Current Quarter, Chesapeake realized an increase in oil and gas marketing sales volumes and an increase in oil and gas prices.

Production Expenses. Production expenses, which include lifting costs and ad valorem taxes, were $49.6 million in the Current Quarter compared to $34.3 million in the Prior Quarter. On a unit-of-production basis, production expenses were $0.57 per mcfe in the Current Quarter compared to $0.51 per mcfe in the Prior Quarter. The increase in the Current Quarter was primarily due to higher field service costs. We expect that production expenses per mcfe during the remainder of 2004 will range from $0.57 to $0.62.

Production Taxes. Production taxes were $22.8 million and $17.1 million in the Current Quarter and the Prior Quarter, respectively. On a unit-of-production basis, production taxes were $0.26 per mcfe in the Current Quarter compared to $0.25 per mcfe in the Prior Quarter. The increase in production taxes in the Current Quarter is due primarily to approximately 19.2 bcfe of increased production. In general, production taxes are calculated using value-based formulas that produce higher per unit costs when oil and gas prices are higher. We expect production taxes per mcfe to range from $0.34 to $0.38 during the remainder of 2004 based on an assumption that oil and natural gas wellhead prices range from $5.25 to $5.75 per mcfe.

General and Administrative Expenses (excluding stock based compensation). General and administrative expenses, which are net of internal payroll and non-payroll costs capitalized in our oil and gas properties, were $7.4 million, or $0.09 per mcfe, in the Current Quarter and $5.6 million, or $0.08 per mcfe, in the Prior Quarter. The increase in the Current Quarter of $1.8 million is the result of additional costs associated with the company’s growth. This growth has resulted in an increase in employees and related costs. We anticipate that general and administrative expenses for 2004 will be between $0.10 and $0.11 per mcfe produced, which is approximately the same level as the Current Quarter.

Chesapeake follows the full-cost method of accounting under which all costs associated with property acquisition, exploration and development activities are capitalized. We capitalize internal costs that can be directly identified with our acquisition, exploration and development activities and do not include any costs related to production, general corporate overhead or similar activities. We capitalized $12.4 million and $8.5 million of internal costs in the Current Quarter and the Prior Quarter, respectively, directly related to our oil and gas exploration and development efforts.

Stock Based Compensation. During the Current Quarter, 28,000 shares of restricted stock were issued to employees under our 2003 stock incentive plan. The cost of all outstanding restricted shares is amortized over a four-year period which resulted in the recognition of $1.6 million of stock based compensation costs during the Current Quarter. Of this amount, $0.5 million is reflected as stock based compensation expense (a sub-category of general and administrative costs) in the condensed consolidated statements of operations, and the remaining $1.1 million is capitalized to oil and gas properties. Chesapeake’s stock based compensation did not include restricted stock awards prior to 2004. Additionally, we recognized $0.2 million and $0.4 million in stock based compensation expense in the Current Quarter and Prior Quarter, respectively, as a result of modifications made to previously issued stock options. Stock based compensation was $0.01 per mcfe for the Current Quarter and $0.01 per mcfe for the Prior Quarter. We anticipate that stock based compensation expense for 2004 will be between $0.02 and $0.04 per mcfe produced.

Oil and Gas Depreciation, Depletion and Amortization. Depreciation, depletion and amortization of oil and gas properties was $136.7 million and $91.6 million during the Current Quarter and the Prior Quarter, respectively. The average DD&A rate per mcfe, which is a function of capitalized costs, future development costs, and the related underlying reserves in the periods presented, was $1.58 and $1.36 in the Current Quarter and in the Prior Quarter, respectively. The increase in the average rate from $1.36 to $1.58 is primarily the result of higher drilling costs and higher costs associated with acquisitions. We expect the DD&A rate for the remainder of 2004 to be between $1.60 and $1.65 per mcfe produced.

Depreciation and Amortization of Other Assets. Depreciation and amortization of other assets was $6.7 million in the Current Quarter, compared to $4.1 million in the Prior Quarter. The increase in the Current Quarter was primarily the result of higher depreciation costs resulting from the acquisition of a processing plant, various gathering facilities, construction of new buildings at our corporate headquarters and the purchase of additional information technology equipment and software in 2003 and the Current Period. Other property and equipment costs are depreciated on a straight-line basis. Buildings are depreciated over 39 years, drilling rigs are depreciated over 15 years and all other property and equipment are depreciated over the estimated useful lives of the assets, which range from two to fifteen years. To the extent drilling rigs are used to drill our wells, a substantial portion of the depreciation is capitalized in oil and gas properties as exploration or development costs. We expect depreciation and amortization of other assets to be between $0.08 and $0.10 per mcfe produced for the remainder of 2004.

Interest and Other Income. Interest and other income was $1.3 million and $0.8 million in the Current Quarter and the Prior Quarter, respectively. The Current Quarter income consisted of $0.5 million of interest income, $0.6 million related to earnings of equity investees, and $0.2 million of miscellaneous income. The Prior Quarter income consisted of $0.2 million of interest income and $0.6 million of miscellaneous income.

Interest Expense. Interest expense decreased to $28.8 million in the Current Quarter compared to $38.0 million in the Prior Quarter. The decrease in the Current Quarter is due primarily to an unrealized gain of $9.1 million related to interest rate derivatives recognized in the Current Quarter compared to a $0.3 million unrealized loss recognized in the Prior Quarter (see below). Additionally, we capitalized $7.4 million of interest during the Current Quarter compared to $3.5 million capitalized in the Prior Quarter on significant investments in unproved properties that were not being currently depreciated, depleted or amortized and on which exploration activities were in progress. Interest is capitalized using the weighted average effective interest rate on our outstanding borrowings. The decrease in interest expense was partially offset by a $1.9 million increase in interest expense resulting from a $255 million increase in average long-term borrowings under our senior notes in the Current Quarter compared to the Prior Quarter and the increases in amortization of bond discount from $0.3 million in the Prior Quarter to $1.1 million in the Current Quarter as a result of new debt issuances and exchanges of senior notes in 2003 and 2004.

From time to time, we enter into derivative instruments designed to mitigate our exposure to the volatility in interest rates. For interest rate derivative instruments designated as fair value hedges (in accordance with SFAS 133), changes in fair value of interest rate derivatives are recorded on the condensed consolidated balance sheets as assets (liabilities) and the debt’s carrying value amount is adjusted by the change in the fair value of the debt subsequent to the initiation of the derivative. Any resulting differences are recorded currently as ineffectiveness in the condensed consolidated statements of operations as an adjustment to interest expense. Changes in the fair value of derivative instruments not qualifying as fair value hedges are recorded currently as adjustments to interest expense. Included in interest expense in the Current Quarter are a realized loss of $0.4 million related to interest rate derivatives and an unrealized gain on interest rate derivatives of $9.1 million. Included in interest expense in the Prior Quarter are a realized gain of $0.7 million related to interest rate derivates and an unrealized loss on interest rate derivatives of $0.3 million. A detailed explanation of our interest rate derivative activity appears below in Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest expense, excluding unrealized (gains) losses on derivatives, was $0.44 per mcfe in the Current Quarter compared to $0.56 per mcfe in the Prior Quarter. We expect 2004 interest expense to be between $0.45 and $0.49 per mcfe produced.

Income Tax Expense. Chesapeake recorded income tax expense of $54.7 million in the Current Quarter, compared to income tax expense of $50.4 million in the Prior Quarter. During the Current Quarter, our effective income tax rate decreased to 36% compared to 38% in the Prior Quarter to reflect our assessment of the impact state income taxes have on our overall effective rates.

Results of Operations — Six Months Ended June 30, 2004 (“Current Period”) vs. June 30, 2003 (“Prior Period”)

General. For the Current Period, Chesapeake had net income of $209.7 million, or $0.69 per diluted common share, on total revenues of $1,137.4 million. This compares to net income of $155.7 million, or $0.63 per diluted common share, on total revenues of $806.1 million during the Prior Period. The Current Period net income includes, on a pre-tax basis, a $6.9 million loss on repurchases or exchanges of debt and $33.8 million in net unrealized losses on oil and gas and interest rate derivatives. The Prior Period net income included, on a pre-tax basis, $30.8 million in net unrealized gains on oil and gas and interest rate derivatives.

Oil and Gas Sales. During the Current Period, oil and gas sales were $819.5 million compared to $605.5 million in the Prior Period. In the Current Period, Chesapeake produced 165.4 bcfe at a weighted average price of $5.16 per mcfe, compared to 124.1 bcfe produced in the Prior Period at a weighted average price of $4.61 per mcfe (weighted average prices for both periods discussed exclude the effect of unrealized gains or (losses) on derivatives of ($34.2) million and $33.0 million in the Current Period and Prior Period, respectively). The increase in prices in the Current Period resulted in an increase in revenue of $91.0 million and increased production resulted in a $190.1 million increase, for a total increase in revenues of $281.1 million (excluding unrealized gains or losses on oil and gas derivatives). The increase in production from the Prior Period to the Current Period is due to the combination of production growth generated from drilling as well as acquisitions completed in 2003 and the Current Period.

The change in oil and gas prices has a significant impact on our oil and gas revenues and cash flows. Assuming the Current Period production levels, a change of $0.10 per mcf of gas produced would result in an increase or decrease in revenues and cash flow of approximately $14.7 million and $14.0 million, respectively, and a change of $1.00 per barrel of oil produced would result in an increase or decrease in revenues and cash flow of approximately $3.1 million and $3.0 million, respectively, without considering the effect of derivative activities.

For the Current Period, we realized an average price per barrel of oil of $27.65, compared to $26.72 in the Prior Period (weighted average prices for both periods discussed exclude the effect of unrealized gains or losses on derivatives). Natural gas prices realized per mcf (excluding unrealized gains or losses on derivatives) were $5.23 and $4.63 in the Current Period and Prior Period, respectively. Realized gains or losses from our oil and gas derivatives resulted in a net decrease in oil and gas revenues of $29.7 million or $0.18 per mcfe in the Current Period and a net decrease of $91.7 million or $0.74 per mcfe in the Prior Period.

The following table shows our production by region for the Current Period and the Prior Period:

	For the Six Months Ended June 30,
	2004		2003
	Mmcfe	Percent	Mmcfe	Percent
Mid-Continent	126,640	77%	107,989	87%
South Texas and Texas Gulf Coast	24,125	15	10,597	9
Permian Basin	13,365	8	3,994	3
Williston Basin and Other	1,306	—	1,506	1

Total Production	165,436	100%	124,086	100%

Natural gas production represented approximately 89% of our total production volume on an equivalent basis in the Current Period and in the Prior Period.

Oil and Gas Marketing Sales. Chesapeake realized $318.0 million in oil and gas marketing sales for third parties in the Current Period, with corresponding oil and gas marketing expenses of $310.8 million, for a net margin of $7.2 million. Marketing activities are substantially for third parties that are owners in Chesapeake operated wells. This compares to sales of $200.6 million, expenses of $196.2 million and a net margin of $4.4 million in the Prior Period. In the Current Period, Chesapeake realized an increase in oil and gas marketing sales volumes which was partially offset by a decrease in oil and gas prices.

Production Expenses. Production expenses, which include lifting costs and ad valorem taxes, were $94.4 million in the Current Period compared to $65.7 million in the Prior Period. On a unit-of-production basis, production expenses were $0.57 per mcfe in the Current Period compared to $0.53 per mcfe in the Prior Period. The increase in the Current Period was primarily due to higher field service costs. We expect that production expenses per mcfe during the remainder of 2004 will range from $0.57 to $0.62.

Production Taxes. Production taxes were $37.7 million and $35.7 million in the Current Period and the Prior Period, respectively. On a unit-of-production basis, production taxes were $0.23 per mcfe in the Current Period compared to $0.29 per mcfe in the Prior Period. Included in the Current Period is a credit of $6.8 million related to certain Oklahoma severance tax abatements for the period July 2003 through December 2003. In April 2004, the Oklahoma Tax Commission concluded that a pre-determined oil and gas price cap for 2003 sales had not been exceeded (on a statewide basis) and notified the company that it was eligible to receive certain severance tax abatements for the period from July 1, 2003 through June 30, 2004. The company had previously estimated that the average oil and gas sales prices in Oklahoma (on a statewide basis) could exceed the price cap, and did not reflect the benefit from these potential severance tax abatements until the first quarter of 2004. The decrease in production taxes in the Current Period is partially offset by an increase of approximately 41.4 bcfe of increased production. In general, production taxes are calculated using value-based formulas that produce higher per unit costs when oil and gas prices are higher. We expect production taxes per mcfe to range from $0.34 to $0.38 during the remainder of 2004 based on an assumption that oil and natural gas wellhead prices range from $5.25 to $5.75 per mcfe.

General and Administrative Expenses (excluding stock based compensation). General and administrative expenses, which are net of internal payroll and non-payroll costs capitalized in our oil and gas properties, were $15.6 million in the Current Period, or $0.09 per mcfe, and $11.0 million in the Prior Period, or $0.09 per mcfe. The increase in the Current Period of $4.6 million is the result of additional costs associated with the company’s growth. This growth has resulted in an increase in employees and related costs. We anticipate that general and administrative expenses for 2004 will be between $0.10 and $0.11 per mcfe produced, which is approximately the same level as the Current Period.

Chesapeake follows the full-cost method of accounting under which all costs associated with property acquisition, exploration and development activities are capitalized. We capitalize internal costs that can be directly identified with our acquisition, exploration and development activities and do not include any costs related to production, general corporate overhead or similar activities. We capitalized $23.3 million and $15.8 million of internal costs in the Current Period and the Prior Period, respectively, directly related to our oil and gas exploration and development efforts.

Stock Based Compensation. During the Current Period, 1.2 million shares of restricted stock were issued to employees under our 2003 stock incentive plan. The cost of all outstanding restricted shares is amortized over a four-year period which resulted in the recognition of $3.5 million of stock based compensation costs during the Current Period. Of this amount, $2.3 million is reflected as stock based compensation expense (a sub-category of general and administrative costs) in the condensed consolidated statements of operations, and the remaining $1.2 million is capitalized to oil and gas properties. Chesapeake’s stock based compensation did not include restricted stock awards prior to 2004. Additionally, we recognized $0.2 million and $0.4 million in stock based compensation expense in the Current Period and Prior Period, respectively, as a result of modifications made to previously issued stock options. Stock based compensation was $0.02 per mcfe for the Current Period and $0.00 per mcfe for the Prior Period. We anticipate that stock based compensation expense for 2004 will be between $0.02 and $0.04 per mcfe produced.

Provision for Legal Settlements. During the Prior Period, we accrued and subsequently paid into the court $0.3 million related to a legal proceeding brought against us by certain royalty owners. The case was subsequently dismissed pursuant to a settlement agreement effective December 31, 2003. The settlement is described in note 4 to the consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2003.

Oil and Gas Depreciation, Depletion and Amortization. Depreciation, depletion and amortization of oil and gas properties was $256.7 million and $168.2 million during the Current Period and the Prior Period, respectively. The average DD&A rate per mcfe, which is a function of capitalized costs, future development costs, and the related underlying reserves in the periods presented, was $1.55 and $1.36 in the Current Period and in the Prior Period, respectively. The increase in the average rate from $1.36 to $1.55 is primarily the result of higher drilling costs and higher costs associated with acquisitions. We expect the DD&A rate for the remainder of 2004 to be between $1.60 and $1.65 per mcfe produced.

Depreciation and Amortization of Other Assets. Depreciation and amortization of other assets was $12.5 million in the Current Period, compared to $7.8 million in the Prior Period. The increase in the Current Period was primarily the result of higher depreciation costs resulting from the acquisition of a processing plant, various gathering facilities, construction of new buildings at our corporate headquarters and the purchase of additional information technology equipment and software in 2003 and the Current Period. Other property and equipment costs are depreciated on a straight-line basis. Buildings are depreciated over 39 years, drilling rigs are depreciated over 15 years and all other property and equipment are depreciated over the estimated useful lives of the assets, which range from two to fifteen years. To the extent drilling rigs are used to drill our wells, a substantial portion of the depreciation is capitalized in oil and gas properties as exploration or development costs. We expect depreciation and amortization of other assets to be between $0.08 and $0.10 per mcfe produced for the remainder of 2004.

Interest and Other Income. Interest and other income was $2.7 million and $1.5 million in the Current Period and the Prior Period, respectively. The Current Period income consisted of $0.9 million of interest income, $1.1 million related to earnings of equity investees, and $0.7 million of miscellaneous income. The Prior Period income consisted of $0.7 million of interest income and $0.8 million of miscellaneous income.

Interest Expense. Interest expense increased to $75.4 million in the Current Period compared to $75.0 million in the Prior Period. Interest on our long-term senior notes increased in the Current Period by $6.4 million as a result of our average long-term borrowings under our senior notes increasing by $332 million. We also had an increase in the amortization of bond discount from $0.7 million in the Prior Period to $2.1 million in the Current Period as a result of new debt issuances and exchanges of senior notes in 2003 and 2004. These increases were partially offset by an increase in the amount of interest capitalized in the Current Period of $12.7 million compared to $5.4 million in the Prior Period. Interest is capitalized using the weighted average effective interest rate on our outstanding borrowings based on significant investments in unproved properties that were not being currently depreciated, depleted or amortized and on which exploration activities were in progress. In addition, the increases in interest expense were offset by the recognition of an unrealized gain on interest rate derivatives of $0.3 million in the Current Period compared to a $2.2 million unrealized loss in the Prior Period (see below) and a decrease in the avereage interest rate on our senior notes from 8.2% in the Prior Period to 7.7% in the Current Period.

From time to time, we enter into derivative instruments designed to mitigate our exposure to the volatility in interest rates. For interest rate derivative instruments designated as fair value hedges (in accordance with SFAS 133), changes in fair value of interest rate derivatives are recorded on the condensed consolidated balance sheets as assets (liabilities) and the debt’s carrying value amount is adjusted by the change in the fair value of the debt subsequent to the initiation of the derivative. Any resulting differences are recorded currently as ineffectiveness in the condensed consolidated statements of operations as an adjustment to interest expense. Changes in the fair value of derivative instruments not qualifying as fair value hedges are recorded currently as adjustments to interest expense. Included in interest expense in the Current Period are a realized gain of $0.4 million related to interest rate derivatives and an unrealized gain on interest rate derivatives of $0.3 million. Included in interest expense in the Prior Period are a realized gain of $1.4 million related to interest rate derivatives and an unrealized loss on interest rate derivatives of $2.2 million. A detailed explanation of our interest rate derivative activity appears below in Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest expense, excluding unrealized (gains) losses on derivatives, was $0.46 per mcfe in the Current Period compared to $0.59 per mcfe in the Prior Period. We expect 2004 interest expense to be between $0.45 and $0.49 per mcfe produced.

Loss on Repurchases or Exchanges of Debt. In the Current Period, we completed a public exchange offer in which we retired $458.5 million of our 8.125% Senior Notes due 2011 and $10.8 million of accrued interest and issued $72.8 million of our 7.75% Senior Notes due 2015 and $2.8 million of accrued interest and $433.5 million of our 6.875% Senior Notes due 2016 and $4.1 million of accrued interest. In connection with this exchange, we recorded a pre-tax loss of $6.0 million, consisting of $5.7 million of underwriting fees and $0.3 million in other transaction costs. During the Current Period, we redeemed $4.3 million of our 8.5% Senior Notes due 2012 for a total consideration of $4.5 million. In connection with this transaction, we recorded a pre-tax loss of $0.9 million, consisting of $0.2 million of redemption premium, $0.1 million of unamortized debt issue costs and discount on senior notes and $0.6 million carried as a discount on the 8.5% Senior Notes based on the hedging relationship between the notes and a swaption.

Income Tax Expense. Chesapeake recorded income tax expense of $118.0 million in the Current Period, compared to income tax expense of $94.0 million in the Prior Period. During the Current Period, our effective income tax rate decreased to 36% compared to 38% in the Prior Period to reflect our assessment of the impact state income taxes have on our overall effective rates.

Cumulative Effect of Accounting Change. Effective January 1, 2003, Chesapeake adopted SFAS No. 143, Accounting For Asset Retirement Obligations. Upon adoption of SFAS 143 in the Prior Period, we recorded the discounted fair value of our expected future obligations of $30.5 million, a cumulative effect of the change in accounting principle, as an increase to earnings of $2.4 million (net of income taxes) and an increase in net oil and gas properties of $34.3 million.

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

Statement of Financial Accounting Standards No. 141, Business Combinations and Statement of Financial Accounting Standards No. 142, Goodwill and Intangible Assets were issued by the Financial Accounting Standards Board in June 2001 and became effective for us on July 1, 2001 and January 1, 2002, respectively. SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Additionally, SFAS 141 requires companies to disaggregate and report separately from goodwill certain intangible assets. SFAS 142 sets forth guidelines for accounting for goodwill and other intangible assets. Under SFAS 142, goodwill and certain other intangible assets are not amortized, but rather are reviewed annually for impairment.

Consistent with oil and gas accounting and industry practice, Chesapeake classifies the cost of oil and gas mineral rights as property and equipment and not as intangible assets. If oil and gas mineral rights were considered intangible assets and subject to the applicable classification and disclosure provisions of SFAS 142, we estimate that $420.3 million and $227.3 million would have been classified on our condensed consolidated balance sheets as “intangible undeveloped leasehold” and $2.4 billion and $1.4 billion would have been classified as “intangible developed leasehold” as of June 30, 2004 and December 31, 2003, respectively. These amounts are net of accumulated depreciation, depletion and amortization. There would have been no effect on the condensed consolidated statements of operations or cash flows as the intangible assets related to oil and gas mineral rights would continue to be amortized under the full-cost method of accounting.

In July 2004, the FASB issued a proposed FASB Staff Position, FSP SFAS 142-b, “Application of FASB Statement No. 142 to Oil and Gas Producing Entities.” The proposed FSP clarifies that an exception in SFAS 142 includes the balance sheet classification and disclosures for drilling and mineral rights of oil and gas producing entities. The FASB staff acknowledges that the existing accounting framework for oil and gas producers is based on the level of established reserves, not whether an asset is tangible or intangible. If adopted as written, the proposed FSP would confirm Chesapeake’s historical treatment of these costs. Chesapeake will continue to monitor this issue.

Forward-Looking Statements

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements give our current expectations or forecasts of future events. They include estimates of oil and gas reserves, expected oil and gas production and future expenses, projections of future oil and gas prices, planned capital expenditures for drilling, leasehold acquisitions and seismic data, and statements concerning anticipated cash flow and liquidity, our business strategy and other plans and objectives for future operations. In addition, statements concerning the fair value of derivative contracts and their estimated contribution to our future results of operations are based upon market information as of a specific date. These market prices are subject to significant volatility.

Although we believe the expectations and forecasts reflected in these and other forward-looking statements are reasonable, we can give no assurance they will prove to have been correct. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Factors that could cause actual results to differ materially from expected results are described under “Supplemental Risk Factors” in our prospectus supplement dated July 28, 2004 filed with the Securities and Exchange Commission on July 29, 2004. They include

•	the volatility of oil and gas prices;

•	adverse effects our substantial indebtedness and preferred stock obligations could have on our operations and future growth and on our ability to make debt service and preferred stock dividend payments as they become due;

•	our ability to compete effectively against strong independent oil and gas companies and majors;

•	financial losses and significant collateral requirements as a result of our commodity price and interest rate risk management activities;

•	uncertainties inherent in estimating quantities of oil and gas reserves, including reserves we acquire, projecting future rates of production and the timing of development expenditures;

•	exposure to potential liabilities of acquired properties and companies;

•	our ability to replace reserves;

•	the availability of capital;

•	writedowns of oil and gas carrying values if commodity prices decline;

•	environmental and other claims in excess of insured amounts resulting from drilling and production operations; and

•	the loss of key personnel.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Oil and Gas Hedging Activities

Our results of operations and operating cash flows are impacted by changes in market prices for oil and gas. To mitigate a portion of the exposure to adverse market changes, we have entered into various derivative instruments. As of June 30, 2004, our oil and gas derivative instruments were comprised of swaps, cap-swaps, basis protection swaps, call options and collars. These instruments allow us to predict with greater certainty the effective oil and gas prices to be received for our hedged production. Although derivatives often fail to achieve 100% effectiveness for accounting purposes, we believe our derivative instruments continue to be highly effective in achieving the risk management objectives for which they were intended.

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

Chesapeake enters into counter-swaps from time to time for the purpose of locking in the value of a swap. Under the counter-swap, Chesapeake receives a floating price for the hedged commodity and pays a fixed price to the counterparty. The counter-swap is 100% effective in locking in the value of a swap since subsequent changes in the market value of the swap are entirely offset by subsequent changes in the market value of the counter-swap. We refer to this locked-in value as a locked swap. At the time Chesapeake enters into a counter-swap, Chesapeake removes the original swap’s designation as a cash flow hedge and classifies the original swap as a non-qualifying hedge under SFAS 133. The reason for this designation is that collectively the swap and the counter-swap no longer hedge the exposure to variability in expected future cash flows. Instead, the swap and counter-swap effectively lock in a specific gain (or loss) that will be unaffected by subsequent variability in oil and gas prices. Any locked-in gain or loss is recorded in accumulated other comprehensive income and reclassified to oil and gas sales in the month of related production.

With respect to counter-swaps that are designed to lock-in the value of cap-swaps, the counter-swap is effective in locking-in the value of the cap-swap until the floating price reaches the cap (or floor) stipulated in the cap-swap agreement. The value of a counter-swap will increase (or decrease), but in the opposite direction, as the value of the cap-swap decreases (or increases) until the floating price reaches the pre-determined cap (or floor) stipulated in the cap-swap agreement. However, because of the written put option embedded in the cap-swap, the changes in value of the cap-swap are not completely effective in offsetting changes in the value of the corresponding counter-swap. Changes in the value of cap-swaps and the counter swaps are recorded in earnings.

In accordance with FASB Interpretation No. 39, Chesapeake nets the value of its derivative arrangements with the same counterparty in the accompanying condensed consolidated balance sheets, to the extent that a legal right of setoff exists.

Gains or losses from derivative transactions are reflected as adjustments to oil and gas sales on the condensed consolidated statements of operations. Pursuant to SFAS 133, certain derivatives do not qualify for designation as cash flow hedges. Changes in the fair value of these non-qualifying derivatives that occur prior to their maturity (i.e., temporary fluctuations in value) are reported currently in the condensed consolidated statements of operations as unrealized gains (losses) within oil and gas sales. Unrealized gains (losses) included in oil and gas sales were ($20.2) million, ($34.2) million, $3.3 million and $33.0 million in the Current Quarter, Current Period, Prior Quarter and Prior Period, respectively. These amounts include gains (losses) on ineffectiveness discussed below.

Following provisions of SFAS 133, changes in the fair value of derivative instruments designated as cash flow hedges, to the extent they are effective in offsetting cash flows attributable to the hedged risk, are recorded in other comprehensive income until the hedged item is recognized in earnings. Any change in fair value resulting from ineffectiveness is recognized currently in oil and gas sales as unrealized gains (losses). We recorded a gain (loss) on ineffectiveness of ($8.0) million, ($15.2) million, $0.4 million and $0.5 million in the Current Quarter, Current Period, Prior Quarter and Prior Period, respectively.

As of June 30, 2004, we had the following open oil and gas derivative instruments designed to hedge a portion of our oil and gas production for periods after June 2004:

	Volume mmbtu/bbls	Weighted- Average Strike Price	Weighted- Average Put Strike Price	Weighted- Average Call Strike Price	Weighted Average Differential	SFAS 133 Hedge	Premiums Received	Fair Value at June 30, 2004 (in thousands)
Natural Gas (mmbtu):

Swaps:
2004	71,940,000	5.40	—	—	—	Yes	$—	$(61,244)
2005	22,945,000	5.41	—	—	—	Yes	—	(23,121)

Basis Protection Swaps:
2004	79,120,000	—	—	—	(0.17)	No	—	16,368
2005	109,500,000	—	—	—	(0.16)	No	—	26,938
2006	47,450,000	—	—	—	(0.16)	No	—	9,574
2007	63,875,000	—	—	—	(0.17)	No	—	12,786
2008	64,050,000	—	—	—	(0.17)	No	—	11,637
2009	36,500,000	—	—	—	(0.16)	No	—	6,208

Cap-Swaps:
2004	19,320,000	5.30	3.82	—	—	No	—	(19,859)
2005	38,325,000	5.33	3.84	—	—	No	—	(34,918)
2006	7,300,000	5.36	3.75	—	—	No	—	(4,049)

Counter Swaps:
2006	7,300,000	5.59	—	—	—	No	—	(15)

Call Options:
2004	27,360,000	—	—	6.19	—	No	7,598	(13,168)
2005	7,300,000	—	—	6.00	—	No	3,249	(5,550)

Collars:
2004	1,464,000	—	3.10	4.44	—	Yes	—	(2,087)
2005	4,380,000	—	3.10	4.44	—	Yes	—	(5,149)

Locked Swaps:
2004	19,290,000	5.45	—	—	—	No	—	(15,259)
2005	35,550,000	6.11	—	—	—	No	—	(38,602)
2006	25,550,000	5.89	—	—	—	No	—	(22,601)
2007	25,550,000	5.22	—	—	—	No	—	(11,626)

Total Natural Gas							10,847	(173,737)

Oil (bbls):

Swaps:
2004	797,000	32.70	—	—	—	Yes	—	(3,218)

Cap-Swaps:
2004	2,240,000	29.32	22.33	—	—	No	—	(16,953)
2005	547,500	31.56	26.00	—	—	No	—	(2,229)

Total Oil							—	(22,400)

Total Natural Gas and Oil							$10,847	$(196,137)

We have established the fair value of all derivative instruments using estimates of fair value reported by our counterparties and subsequently evaluated internally using established index prices and other sources. The actual contribution to our future results of operations will be based on the market prices at the time of settlement and may be more or less than the fair value estimates used as of June 30, 2004.

Based upon the market prices as of June 30, 2004, we expect to transfer approximately $68.0 million of the loss included in the balance in accumulated other comprehensive income to earnings during the next 12 months when the hedged transactions actually occur. All hedge transactions as of June 30, 2004 are expected to mature by December 31, 2007, with the exception of the basis protection swaps which extend through 2009.

Additional information concerning the fair value of our oil and gas derivative instruments is as follows:

2004
($ in thousands)
Fair value of contracts outstanding as of January 1	$(44,988)
Change in fair value of contracts during the period	(178,112)
Contracts realized or otherwise settled during the period	29,670
Fair value of new contracts when entered into during the period	(5,369)
Fair value of contracts when closed during the period	2,662

Fair value of contracts outstanding as of June 30	$(196,137)

The change in the fair value of our derivative instruments since January 1, 2004 resulted from an increase in market prices for natural gas and crude oil relative to the hedged price. Derivative instruments reflected as current in the consolidated balance sheet represent the estimated fair value of derivative instrument settlements scheduled to occur over the subsequent twelve-month period based on market prices for oil and gas as of the condensed consolidated balance sheet date. The derivative settlement amounts are not due and payable until the month in which the related underlying hedged transaction occurs.

Interest Rate Risk

The table below presents principal cash flows and related weighted average interest rates by expected maturity dates. The fair value of the fixed-rate long-term debt has been estimated based on quoted market prices.

	June 30, 2004
	Years of Maturity
	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
	($ in millions)
Liabilities:
Long-term debt, including current portion — fixed-rate	$—	$—	$—	$209.8	$—	$2,180.1	$2,389.9 (1)	$2,480.4
Average interest rate	—	—	—	8.4%	—	7.6%	7.7%	7.7%
Long-term debt-variable-rate	$—	$—	$—	$156.0	$—	$—	$156.0	$156.0
Average interest rate	—	—	—	3.0%	—	—	3.0%	3.0%

(1)	This amount does not include the discount included in long-term debt of ($81.9) million.

Changes in interest rates affect the amount of interest we earn on our cash, cash equivalents and short-term investments and the interest rate we pay on borrowings under our revolving credit facility. All of our other long-term indebtedness is fixed-rate and therefore does not expose us to the risk of earnings or cash flow loss due to changes in market interest rates. However, changes in interest rates do affect the fair value of our debt.

Interest Rate Derivatives

We also utilize hedging strategies to manage our exposure to changes in interest rates. To the extent the interest rate swaps have been designated as fair value hedges, changes in the fair value of the derivative instrument and the corresponding debt are reflected as adjustments to interest expense in the corresponding months covered by the derivative agreement. Changes in the fair value of derivative instruments not qualifying as fair value hedges are recorded currently as adjustments to interest expense.

In March 2004, Chesapeake entered into an interest rate swap which requires Chesapeake to pay a fixed rate of 8.68% while the counterparty pays Chesapeake a floating rate of six month LIBOR plus 0.75%. The counterparty may elect to terminate the swap and cause it to be settled at the then current estimated fair value of the interest rate swap on March 15, 2005 and annually thereafter through March 15, 2011. The interest rate swap expires on March 15, 2012. Chesapeake may elect to terminate the swap and cause it to be settled at the then current estimated fair value of the interest rate swap at any time during the term of the swap.

As of June 30, 2004, the fair value of the interest rate swap was a liability of $32.5 million. Because the interest rate swap is not designated as a fair value hedge, changes in the fair value of the swap are recorded as adjustments to interest expense. The Current Quarter and Current Period include an unrealized gain of $8.8 million and $1.1 million, respectively, and a realized loss of $0.6 million and $0.8 million, respectively, in interest expense.

In January 2004, Chesapeake acquired a $50 million interest rate swap as part of the purchase of Concho Resources Inc. Under the terms of the interest rate swap, the counterparty pays Chesapeake a floating three month LIBOR rate and Chesapeake pays a fixed rate of 2.875%. Payments are made quarterly and the interest rate swap extends through September 2005. An initial liability of $0.6 million was recorded based on the fair value of the interest rate swap at the time of acquisition. As of June 30, 2004, the interest rate swap had a fair value of ($0.2) million. Because this instrument is not designated as a fair value hedge, an unrealized gain of $0.6 million and an unrealized gain of $.02 million were recognized in the Current Quarter and Current Period, respectively, as part of interest expense.

ITEM 4. Controls and Procedures

Our chief executive officer and chief financial officer, after evaluating the effectiveness of the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2004, have concluded the company’s disclosure controls and procedures are effective. No changes in the company’s internal control over financial reporting occurred during the Current Quarter that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

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

Item 2. Changes in Securities and Use of Proceeds

The sale of 313,250 shares of our 4.125% cumulative convertible preferred stock in private placements on March 30, 2004 and April 5, 2004 was reported in our Form 10-Q for the quarter ended March 31, 2004.

Certain of our employees have purchased shares of our common stock in 401(k) plans maintained by the company which were not registered under the Securities Act of 1933. These include 17,056 shares in the Chesapeake 401(k) plan which exceeded the number of shares previously registered under Form S-8 registration statements for the plan. Plan participants purchased the shares at prices ranging from $13.33 to $15.50 between May 2004 and August 2004. Participants in the 401(k) plan of our wholly-owned subsidiary Nomac Drilling Corporation purchased an additional 4,737 of unregistered shares at prices ranging from $9.35 to $15.69 between July 2003 and August 2004. All such shares were acquired by the trustee of the plans on behalf of participants through open market purchases, and the company received no proceeds from these transactions. We will file registration statements on Form S-8 to increase the shares of Chesapeake common stock registered for the Chesapeake 401(k) plan and to register shares for the 401(k) plan of Nomac Drilling Corporation.

The following table presents information about repurchases of our common stock during the six months ended June 30, 2004:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
January 1, 2004 through January 31, 2004	111,230	$13.39	—	—
February 1, 2004 through February 29, 2004	84,496	$12.41	—	—
March 1, 2004 through March 31, 2004	69,518	$13.19	—	—

Total	265,244	$13.02	—	—

April 1, 2004 through April 30, 2004	52,610	$13.81	—	—
May 1, 2004 through May 31, 2004	57,651	$13.69	—	—
June 1, 2004 through June 30, 2004	57,229	$14.00	—	—

Total	167,490	$13.83	—	—

(1)	Includes shares purchased in the open market for the matching contributions we make to our 401(k) plans and the deemed surrender to the company of shares of common stock to pay the exercise price in connection with the exercise of employee stock options.
(2)	We make matching contributions to our 401(k) plans and 401(k) make-up plan using Chesapeake common stock which is held in treasury or is purchased by the respective plan trustees in the open market. The plans contain no limitation on the number of shares that may be purchased for purposes of company contributions. There are no other repurchase plans or programs currently authorized by the Board of Directors.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Three matters were submitted to a vote of the shareholders at Chesapeake’s annual meeting of shareholders held on June 4, 2004: the election of directors, the approval of an amendment to our Certificate of Incorporation to increase the number of authorized shares of common stock and the approval of an amendment to our Certificate of Incorporation to increase the number of authorized shares of preferred stock.

In the election of directors, Frank A. Keating received 219,097,331 votes for election and 5,355,594 votes were withheld from voting for Mr. Keating; Tom L. Ward received 212,146,974 votes for election and 12,305,950 votes were withheld from voting for Mr. Ward; and Frederick B. Whittemore received 207,273,863 votes for election and 17,179,061 votes were withheld from voting for Mr. Whittemore. There were no broker non-votes for the election of directors. The other directors whose terms continued after the meeting are Aubrey K. McClendon, Shannon T. Self, Breene M. Kerr and Charles T. Maxwell.

On the proposal to amend our Certificate of Incorporation to increase the number of authorized shares of common stock, 219,520,585 votes were received for the approval of the amendment, 4,621,801 votes were received against approval of the amendment and holders of 310,537 shares abstained from voting on this proposal. There were no broker non-votes on this proposal.

On the proposal to amend our Certificate of Incorporation to increase the number of authorized shares of preferred stock, 130,943,451 votes were received for the approval of the amendment, 25,968,354 votes were received against approval of the amendment and holders of 382,073 shares abstained from voting on this proposal. There were 67,159,046 broker non-votes on this proposal.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

The following exhibits are filed as a part of this report:

Exhibit Number	Description
3.1*	Chesapeake’s Restated Certificate of Incorporation, as amended, together with the Certificates of Designation for the Series A Junior Participating Preferred Stock, 6.75% Cumulative Convertible Preferred Stock, 6.0% Cumulative Convertible Preferred Stock, 5.0% Cumulative Convertible Preferred Stock and 4.125% Cumulative Convertible Preferred Stock.

4.11	Indenture dated as of May 27, 2004 among Chesapeake, as issuer, the subsidiaries signatory thereto, as Subsidiary Guarantors, and The Bank of New York, as Trustee, with respect to 7.5% senior notes due 2014. Incorporated herein by reference to Exhibit 4.1 to Chesapeake’s registration statement of Form S-4 (No. 333-116555).

12*	Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

21*	Subsidiaries of Chesapeake.

31.1*	Aubrey K. McClendon, Chairman and Chief Executive Officer, Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Marcus C. Rowland, Executive Vice President and Chief Financial Officer, Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Aubrey K. McClendon, Chairman and Chief Executive Officer, Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Marcus C. Rowland, Executive Vice President and Chief Financial Officer, Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Furnished as provided in Item 601 of Regulation S-K.

(b)	Reports on Form 8-K

During the quarter ended June 30, 2004, we filed the following current reports on Form 8-K:

On April 7, 2004, we filed a current report on Form 8-K, reporting under Item 5 that we issued a press release on April 5, 2004 announcing our first quarter 2004 earnings release and conference call dates.

On April 27, 2004, we filed a current report on Form 8-K, furnishing under Item 9 and Item 12 a press release we issued on April 26, 2004 announcing financial and operating results for the first quarter 2004 and updated 2004 guidance.

On May 12, 2004, we filed a current report on Form 8-K, reporting under Item 5 that we issued two press releases on May 11, 2004 announcing an agreement to acquire $425 million on natural gas properties and a conference call to discuss the release. In addition, we furnished under Item 9 additional information concerning the proposed acquisition, our hedging positions and updated 2004 production forecasts.

On May 18, 2004, we filed a current report on Form 8-K, reporting under Item 5 that we issued a press release on May 17, 2004 announcing the declaration of a cash dividend on our 4.125% Cumulative Convertible Preferred Stock.

On May 20, 2004, we filed a current report on Form 8-K, reporting under Item 5 that we issued a press release on May 19, 2004 announcing a private offering of senior notes.

On May 21,2004, we filed a current report on Form 8-K, reporting under Item 5 that we issued a press release on May 20, 2004 announcing the pricing of $300 million of $7.5% Senior Notes due 2014.

On June 2, 2004, we filed a current report on Form 8-K, reporting under Item 5 that we issued a press release on June 1, 2004 announcing an extension of our offer to exchange our 6.875% Senior Notes due 2016.

On June 3, 2004, we filed a current report on Form 8-K, reporting under Item 5 that Chesapeake Exploration Limited Partnership, a wholly owned subsidiary of Chesapeake Energy Corporation, entered into an International Swap Dealers Association, Inc. (ISDA) Master Agreement with Deutsche Bank AG on May 28, 2004.

On June 10, 2004, we filed a current report on Form 8-K, reporting under Item 5 that we issued a press release on June 9, 2004 announcing the declaration of quarterly common and preferred stock dividends.

On June 22, 2004, we filed a current report on Form 8-K, reporting under Item 5 that we issued a press release on June 21, 2004 announcing our second quarter 2004 earnings release and conference call dates.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHESAPEAKE ENERGY CORPORATION
(Registrant)

By:	/s/ AUBREY K. MCCLENDON
Aubrey K. McClendon
Chairman and Chief Executive Officer

By:	/s/ MARCUS C. ROWLAND
Marcus C. Rowland
Executive Vice President and Chief Financial Officer

Date: August 9, 2004

INDEX TO EXHIBITS

Exhibit Number	Description
3.1*	Chesapeake’s Restated Certificate of Incorporation, as amended, together with the Certificates of Designation for the Series A Junior Participating Preferred Stock, 6.75% Cumulative Convertible Preferred Stock, 6.0% Cumulative Convertible Preferred Stock, 5.0% Cumulative Convertible Preferred Stock and 4.125% Cumulative Convertible Preferred Stock.

4.11	Indenture dated as of May 27, 2004 among Chesapeake, as issuer, the subsidiaries signatory thereto, as Subsidiary Guarantors, and The Bank of New York, as Trustee, with respect to 7.5% senior notes due 2014. Incorporated herein by reference to Exhibit 4.1 to Chesapeake’s registration statement on Form S-4 (No. 333-116555).

12*	Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

21*	Subsidiaries of Chesapeake.

31.1*	Aubrey K. McClendon, Chairman and Chief Executive Officer, Certification pursuant to Section 302 of the Sarbarnes-Oxley Act of 2002.

31.2*	Marcus C. Rowland, Executive Vice President and Chief Financial Officer, Certification pursuant to Section 302 of the Sarbarnes-Oxley Act of 2002.

32.1**	Aubrey K. McClendon, Chairman and Chief Executive Officer, Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Marcus C. Rowland, Executive Vice President and Chief Financial Officer, Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Furnished as provided in Item 601 of Regulation S-K.