Form 10-Q/A
period 2010-03-31
CHESAPEAKE ENERGY CORP
filed 2010-07-30
CIK 895126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A to amend and restate in their entirety the following items of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 as originally filed with the Securities and Exchange Commission on May 10, 2010 (the “Original Form 10-Q”): (i) Item 1 of Part I “Financial Information,” (ii) Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” (iii) Item 4 of Part I, “Controls and Procedures,” and (iv) Item 6 of Part II, “Exhibits”, and we have also updated the signature page, the certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, 32.1 and 32.2, and our financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibits 101. No other sections were affected, but for the convenience of the reader, this report on Form 10-Q/A restates in its entirety, as amended, our Original Form 10-Q. This report on Form 10-Q/A is presented as of the filing date of the Original Form 10-Q and does not reflect events occurring after that date, or modify or update disclosures in any way other than as required to reflect the restatement described below.

We have determined that our previously reported results for the quarter ended March 31, 2010 erroneously included the cumulative effect of the accounting change associated with our adoption of new authoritative guidance for variable interest entities on January 1, 2010. Our results included the cumulative effect of the accounting change as an adjustment in arriving at net income in our condensed consolidated statement of operations and our condensed consolidated statement of comprehensive income rather than reflecting it solely as an adjustment directly to retained earnings. The condensed consolidated statement of operations and condensed consolidated statement of comprehensive income for the quarter ended March 31, 2010 included in this Form 10-Q/A have been restated to remove the effects of the $142 million (net of tax) cumulative effect of accounting change. This adjustment does not affect previously reported total retained earnings or operating cash flows, although certain adjustments have been made in our condensed consolidated statement of equity and our condensed consolidated statement of cash flows to correspond to the income statement adjustment as described in Note 1 of the notes to our condensed consolidated financial statements included in this filing. We have made necessary conforming changes in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” resulting from the correction of this error.

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

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2010	2009
	(Restated)
	($ in millions except per share data)
REVENUES:
Natural gas and oil sales	$1,898	$1,397
Marketing, gathering and compression sales	844	552
Service operations revenue	56	46

Total Revenues	2,798	1,995

OPERATING COSTS:
Production expenses	207	238
Production taxes	48	23
General and administrative expenses	109	90
Marketing, gathering and compression expenses	815	523
Service operations expense	49	40
Natural gas and oil depreciation, depletion and amortization	308	447
Depreciation and amortization of other assets	50	57
Impairment of natural gas and oil properties and other assets	—	9,630

Total Operating Costs	1,586	11,048

INCOME (LOSS) FROM OPERATIONS	1,212	(9,053)

OTHER INCOME (EXPENSE):
Other income	15	8
Interest expense (income)	(25)	14
Impairment of investments	—	(153)
Loss on exchanges of Chesapeake debt	(2)	—

Total Other Income (Expense)	(12)	(131)

INCOME (LOSS) BEFORE INCOME TAXES	1,200	(9,184)

INCOME TAX EXPENSE (BENEFIT):
Current income taxes	—	—
Deferred income taxes	462	(3,444)

Total Income Tax Expense (Benefit)	462	(3,444)

NET INCOME (LOSS)	738	(5,740)

Net (income) loss attributable to noncontrolling interest	—	—

NET INCOME (LOSS) ATTRIBUTABLE TO CHESAPEAKE	738	(5,740)
Preferred stock dividends	(6)	(6)

NET INCOME (LOSS) AVAILABLE TO CHESAPEAKE COMMON STOCKHOLDERS	$732	$(5,746)

EARNINGS (LOSS) PER COMMON SHARE
Basic	$1.17	$(9.63)
Assuming dilution	$1.14	$(9.63)

CASH DIVIDEND DECLARED PER COMMON SHARE	$0.075	$0.075

WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING (in millions):
Basic	630	597
Assuming dilution	647	597

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2010	2009
	(Restated)
	($ in millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS) ATTRIBUTABLE TO CHESAPEAKE	$738	$(5,740)
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO CASH PROVIDED BY OPERATING ACTIVITIES:
Depreciation, depletion and amortization	358	504
Deferred income tax expense (benefit)	462	(3,444)
Unrealized gains on derivatives	(342)	(145)
Realized gains on financing derivatives	(94)	(19)
Stock-based compensation	32	34
Accretion of discount on contingent convertible notes	19	20
(Gain) loss from equity investments	(13)	1
Loss on exchanges of Chesapeake debt	2	—
Impairment of natural gas and oil properties and other fixed assets	—	9,630
Impairment of investments	—	153
Other	4	5
Change in assets and liabilities	17	262

Cash provided by operating activities	1,183	1,261

CASH FLOWS FROM INVESTING ACTIVITIES:
Exploration and development of natural gas and oil properties	(1,020)	(1,347)
Acquisitions of natural gas and oil proved and unproved properties and leasehold	(1,030)	(413)
Additions to other property and equipment	(279)	(667)
Additions to investments	(6)	(8)
Proceeds from divestitures of proved and unproved properties and leasehold	1,044	—
Proceeds from sales of volumetric production payments	180	—
Proceeds from sale of other assets	56	—
Proceeds from sale of compressors	—	68
Deposits for divestitures	21	—
Other	20	—

Cash used in investing activities	(1,014)	(2,367)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facilities borrowings	2,924	1,575
Payments on credit facilities borrowings	(2,944)	(3,120)
Proceeds from issuance of senior notes, net of offering costs	—	1,346
Cash paid for common stock dividends	(47)	(44)
Cash paid for preferred stock dividends	(6)	(6)
Derivative settlements	94	1
Net increase (decrease) in outstanding payments in excess of cash balance	45	(287)
Other	(26)	(25)

Cash provided by (used in) financing activities	40	(560)

Net increase (decrease) in cash and cash equivalents	209	(1,666)
Cash and cash equivalents, beginning of period	307	1,749

Cash and cash equivalents, end of period	$516	$83

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

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Three Months Ended March 31,
	2010	2009
	(Restated)
	($ in millions)
PREFERRED STOCK:
Balance, beginning of period	$466	$505
Exchange of common stock for 0 and 3,033 shares of 4.125% preferred stock	—	(3)

Balance, end of period	466	502

COMMON STOCK:
Balance, beginning of period	6	6
Issuance of 0 and 14,360,642 shares of common stock for the purchase of proved and unproved properties and leasehold	—	—
Exchange of 0 and 182,887 shares of common stock for preferred stock	—	—
Exercise of stock options and other	1	—

Balance, end of period	7	6

PAID-IN CAPITAL:
Balance, beginning of period	12,146	11,680
Issuance of 0 and 14,360,642 shares of common stock for the purchase of proved and unproved properties and leasehold	—	232
Exchange of 298,500 and 0 shares of common stock for convertible notes	9	—
Exchange of 0 and 182,887 shares of common stock for preferred stock	—	3
Stock-based compensation	57	53
Exercise of stock options	1	1
Dividends on common stock	(47)	(45)
Dividends on preferred stock	(6)	(6)
Tax benefit (reduction in tax benefit) from exercise of stock-based compensation	—	(8)

Balance, end of period	12,160	11,910

RETAINED EARNINGS (DEFICIT):
Balance, beginning of period	(1,261)	4,569
Net income (loss)	738	(5,740)
Cumulative effect of deconsolidation of investment in CMP	(142)	—

Balance, end of period	(665)	(1,171)

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance, beginning of period	102	267
Hedging activity	166	266
Investment activity	(3)	49

Balance, end of period	265	582

TREASURY STOCK – COMMON:
Balance, beginning of period	(15)	(10)
Purchase of 70,177 and 64,242 shares for company benefit plans	(2)	(1)
Release of 4,162 and 1,972 shares for company benefit plans	—	—

Balance, end of period	(17)	(11)

TOTAL CHESAPEAKE STOCKHOLDERS’ EQUITY	12,216	11,818

NONCONTROLLING INTEREST:
Balance, beginning of period	897	—
Deconsolidation of investment in CMP	(897)	—

Balance, end of period	—	—

TOTAL EQUITY	$12,216	$11,818

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
	(Restated)
	($ in millions)

Net income (loss)	$738	$(5,740)
Other comprehensive income (loss), net of income tax:
Change in fair value of derivative instruments, net of income taxes of $152 million and $296 million	249	484
Reclassification of gain on settled contracts, net of income taxes of ($53) million and ($112) million	(87)	(184)
Ineffective portion of derivatives qualifying for cash flow hedge accounting, net of income taxes of $2 million and ($21) million	4	(34)
Unrealized (gain) loss on marketable securities, net of income taxes of ($2) million and $4 million	(3)	6
Reclassification of loss on investments, net of income taxes of $0 and $26 million	—	43

Comprehensive income (loss)	901	(5,425)

(Income) loss attributable to noncontrolling interest	—	—

Comprehensive income (loss) available to Chesapeake	$901	$(5,425)

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

Cumulative Effect of Accounting Change

Beginning January 1, 2010, in accordance with new authoritative guidance for variable interest entities, we no longer consolidate our midstream joint venture, Chesapeake Midstream Partners, L.L.C. (CMP). Because we have shared control with our 50% partner, Global Infrastructure Partners, our investment in CMP is now accounted for under the equity method (See Note 9). Adoption of this new guidance resulted in an after-tax cumulative effect charge to retained earnings of $142 million, which is reflected in our condensed consolidated statement of equity for the quarter ended March 31, 2010. This charge reflects the difference between the carrying value of our initial investment in the joint venture, which was recorded at carryover basis as an entity under common control, and the fair value of our equity in the joint venture as of the formation date.

Restatement of Financial Statements

Our condensed consolidated statement of operations and our condensed consolidated statement of comprehensive income for the quarter ended March 31, 2010 have been restated to remove the effects of the $142 million (net of tax) cumulative effect of accounting change associated with our adoption of the new authoritative guidance for variable interest entities on January 1, 2010, the adoption of which is discussed in the preceding paragraph. Our previously reported results erroneously included the cumulative effect as an adjustment in arriving at net income in our condensed consolidated statement of operations and our condensed consolidated statement of comprehensive income rather than reflecting it solely as an adjustment directly to retained earnings. This adjustment does not affect previously reported total retained earnings or operating cash flows although certain adjustments have been made in our condensed consolidated statement of equity and our condensed consolidated statement of cash flows to correspond to the income statement adjustment as noted below. The following table summarizes the effects of our restatement resulting from the correction of this error.

	Three Months Ended March 31, 2010
	Previously Reported	Adjustment	Restated
	($ in millions, except per share data)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS:
Income (loss) before cumulative effect of accounting change, net of tax	$738	$(738)	$—
Cumulative effect of accounting change, net of income taxes of $89 million	$(142)	$142	$—
Net income (loss) attributable to Chesapeake	$596	$142	$738
Net income (loss) available to Chesapeake common stockholders	$590	$142	$732

Earnings (loss) per common share — basic	$0.94	$0.23	$1.17
Earnings (loss) per common share — assuming dilution	$0.92	$0.22	$1.14

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS:
Net income (loss) attributable to Chesapeake	$596	$142	$738
Cumulative effect of deconsolidation of investment in CMP	$142	$(142)	$—

CONDENSED CONSOLIDATED STATEMENT OF EQUITY:
Net income (loss)	$596	$142	$738
Cumulative effect of deconsolidation of investment in CMP	$—	$(142)	$(142)

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME:
Net income	$596	$142	$738
Comprehensive income	$759	$142	$901
Comprehensive income available to Chesapeake	$759	$142	$901

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

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

A reconciliation of basic EPS and EPS assuming dilution for the Current Quarter is as follows:

	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
	(Restated)		(Restated)
	(in millions, except per share data)
Three Months Ended March 31, 2010:
Basic EPS income available to Chesapeake common stockholders	$732	630	$1.17

Effect of Dilutive Securities
Assumed conversion as of the beginning of the period of preferred shares outstanding during the period:
Common shares assumed issued for 5.00% cumulative convertible preferred stock (series 2005B)	3	5
Common shares assumed issued for 4.50% cumulative convertible preferred stock	3	6
Employee stock options	—	1
Restricted stock	—	5

Diluted EPS income available to Chesapeake common stockholders and assumed conversions	$738	647	$1.14

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

	Exploration and Production	Midstream	Other Operations	Intercompany Eliminations	Consolidated Total
	($ in millions)
Three Months Ended March 31, 2010:
Revenues	$1,898	$1,850	$88	$(1,038)	$2,798
Intersegment revenues	—	(1,006)	(32)	1,038	—

Total revenues	$1,898	$844	$56	$—	$2,798

Income (loss) before income taxes	$1,177	$33	$(11)	$1	$1,200

Three Months Ended March 31, 2009:
Revenues	$1,397	$1,223	$154	$(779)	$1,995
Intersegment revenues	—	(671)	(108)	779	—

Total revenues	$1,397	$552	$46	$—	$1,995

Income (loss) before income taxes	$(9,193)	$18	$(20)	$11	$(9,184)

As of March 31, 2010:
Total assets	$27,086	$3,248	$686	$(732)	$30,288

As of December 31, 2009:
Total assets	$25,637	$4,323	$660	$(706)	$29,914

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

8.	Natural Gas and Oil Properties

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

Chesapeake Midstream Partners, L.L.C. On September 30, 2009, we formed a joint venture with Global Infrastructure Partners (GIP), a New York-based private equity fund, to own and operate natural gas midstream assets. As part of the transaction, Chesapeake contributed certain natural gas gathering and processing assets to a new entity, Chesapeake Midstream Partners, L.L.C. (CMP), and GIP purchased a 50% interest in CMP. The assets we contributed to the joint venture were substantially all of our midstream assets in the Barnett Shale and also the majority of our non-shale midstream assets in the Arkoma, Anadarko, Delaware and Permian Basins. During the fourth quarter of 2009, CMP was consolidated within our financial statements. Effective January 1, 2010, in accordance with new authoritative guidance for variable interest entities, we no longer consolidate our midstream joint venture, CMP. Because we have shared control with our 50% partner, GIP, our investment in CMP is now accounted for under the equity method. Adoption of this new guidance resulted in an after-tax cumulative effect charge to retained earnings of $142 million, which is reflected in our condensed consolidated statement of equity for the quarter ended March 31, 2010. This charge reflects the difference between the carrying value of our initial investment in the joint venture, which was recorded at carryover basis as an entity under common control, and the fair value of our equity in the joint venture as of the formation date. The carrying value of our investment in CMP is less than our underlying equity in net assets by approximately $287 million as of March 31, 2010. This difference is being accreted over 20 years.

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

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2010

(Restated)

($ in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Natural gas and oil sales	$—	$1,898	$—	$—	$1,898
Marketing, gathering and compression sales	—	813	48	(17)	844
Service operations revenue	—	56	—	—	56

Total Revenues	—	2,767	48	(17)	2,798

OPERATING COSTS:
Production expenses	—	207	—	—	207
Production taxes	—	48	—	—	48
General and administrative expenses	—	104	5	—	109
Marketing, gathering and compression expenses	—	793	22	—	815
Service operations expense	—	49	—	—	49
Natural gas and oil depreciation, depletion and amortization	—	308	—	—	308
Depreciation and amortization of other assets	—	40	10	—	50

Total Operating Costs	—	1,549	37	—	1,586

INCOME (LOSS) FROM OPERATIONS	—	1,218	11	(17)	1,212

OTHER INCOME (EXPENSE):
Other income (expense)	192	(6)	21	(192)	15
Interest expense (income)	(159)	(57)	(1)	192	(25)
Loss on exchanges of Chesapeake debt	(2)	—	—	—	(2)
Equity in net earnings of subsidiary	577	(262)	—	(315)	—

Total Other Income (Expense)	608	(325)	20	(315)	(12)

INCOME (LOSS) BEFORE INCOME TAXES	608	893	31	(332)	1,200
INCOME TAX EXPENSE (BENEFIT)	12	445	12	(7)	462

NET INCOME (LOSS)	596	448	19	(325)	738
Net income (loss) attributable to noncontrolling interest	—	—	—	—	—

NET INCOME (LOSS) ATTRIBUTABLE TO CHESAPEAKE	$596	$448	$19	$(325)	$738

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

Results of Operations – Three Months Ended March 31, 2010 vs. March 31, 2009

General. For the Current Quarter, Chesapeake had net income of $738 million, or $1.14 per diluted common share, on total revenues of $2.798 billion. This compares to a net loss of $5.740 billion, or $9.63 per diluted common share, on total revenues of $1.995 billion during the Prior Quarter. The Prior Quarter loss was due to a non-cash impairment expense of approximately $6.0 billion, net of tax, as a result of a 36% decrease in NYMEX natural gas prices from $5.71 per mcf at December 31, 2008 to $3.63 per mcf at March 31, 2009.

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

Original Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed by Chesapeake in reports filed or submitted by it under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. At the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of Chesapeake management, including Chesapeake’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Chesapeake’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15(b). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2010.

Consideration of Restatement

In light of the restatement discussed in Note 1 to the condensed consolidated financial statements, our principal executive and principal financial officers reevaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010, including whether the error identified was the result of a material weakness in our internal control over financial reporting. As part of this assessment, we reconsidered whether our existing controls around the presentation and disclosure of cumulative effect changes arising from adoption of new accounting standards are expected to provide us with a reasonable level of assurance in meeting their stated objective. Based on this assessment, our Chief Executive Officer and Chief Financial Officer have again concluded that our disclosure controls and procedures were effective as of March 31, 2010.

Changes in Internal Control Over Financial Reporting

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

ITEM 6.	Exhibits

The following exhibits are filed as a part of this report:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith	Furnished Herewith

3.1.1	Chesapeake’s Restated Certificate of Incorporation, as amended.	10-Q	001-13726	3.1.1	08/10/2009

3.1.2	Certificate of Designation of 5% Cumulative Convertible Preferred Stock (Series 2005B).	10-Q	001-13726	3.1.4	11/10/2008

3.1.3	Certificate of Designation of 4.5% Cumulative Convertible Preferred Stock.	10-Q	001-13726	3.1.6	08/11/2008

3.2	Chesapeake’s Amended and Restated Bylaws.	8-K	001-13726	3.1	11/17/2008

10.4	Consulting Agreement dated as of February 1, 2010 between J. Mark Lester and Chesapeake Energy Corporation.	10-K	001-13726	10.4	03/01/2010

12	Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Dividends.	10-Q	001-13726	12	05/10/2010

31.1	Aubrey K. McClendon, Chairman and Chief Executive Officer, Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Marcus C. Rowland, Executive Vice President and Chief Financial Officer, Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Aubrey K. McClendon, Chairman and Chief Executive Officer, Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Marcus C. Rowland, Executive Vice President and Chief Financial Officer, Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.						X

101.SCH	XBRL Taxonomy Extension Schema Document.						X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.						X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.						X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.						X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.						X

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHESAPEAKE ENERGY CORPORATION

Date: July 30, 2010	By:	/s/ AUBREY K. MCCLENDON
Aubrey K. McClendon Chairman of the Board and Chief Executive Officer

Date: July 30, 2010	By:	/s/ MARCUS C. ROWLAND
Marcus C. Rowland Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith	Furnished Herewith

3.1.1	Chesapeake’s Restated Certificate of Incorporation, as amended.	10-Q	001-13726	3.1.1	08/10/2009

3.1.2	Certificate of Designation of 5% Cumulative Convertible Preferred Stock (Series 2005B).	10-Q	001-13726	3.1.4	11/10/2008

3.1.3	Certificate of Designation of 4.5% Cumulative Convertible Preferred Stock.	10-Q	001-13726	3.1.6	08/11/2008

3.2	Chesapeake’s Amended and Restated Bylaws.	8-K	001-13726	3.1	11/17/2008

10.4	Consulting Agreement dated as of February 1, 2010 between J. Mark Lester and Chesapeake Energy Corporation.	10-K	001-13726	10.4	03/01/2010

12	Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Dividends.	10-Q	001-13726	12	05/10/2010

31.1	Aubrey K. McClendon, Chairman and Chief Executive Officer, Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Marcus C. Rowland, Executive Vice President and Chief Financial Officer, Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Aubrey K. McClendon, Chairman and Chief Executive Officer, Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Marcus C. Rowland, Executive Vice President and Chief Financial Officer, Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.						X

101.SCH	XBRL Taxonomy Extension Schema Document.						X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.						X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.						X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.						X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.						X