Form 10-K/A
period 2009-12-31
CHESAPEAKE ENERGY CORP
filed 2010-08-03
CIK 895126

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

EXPLANATORY NOTE

Chesapeake Energy Corporation is filing this Amendment No. 1 to our Form 10-K for the year ended December 31, 2009 originally filed with the Securities and Exchange Commission on March 1, 2010 (the “2009 Form 10-K”) solely for the purpose of filing revised reports of two of our third-party petroleum engineering firms. The report of Data Consulting Services Division of Schlumberger Technology Corporation was filed as Exhibit 99.2 to the 2009 Form 10-K, and the report of Ryder Scott Company, L.P. was filed as Exhibit 99.4 to the 2009 Form 10-K. Each of these reports included a statement limiting the use of the report to Chesapeake. The reports of these firms appearing in this Form 10-K/A do not contain any such limitation. In addition to the revised reports being filed as Exhibit 99.2 and 99.4, we are including in this Form 10-K/A consents of each engineering firm in Exhibit 23.3 and 23.5 and certifications of our principal executive officer and principal financial officer in Exhibit 31.1 and 31.2.

No item of or disclosures appearing in our 2009 Form 10-K are affected by this filing other than the exhibits described above. This report on Form 10-K/A is presented as of the filing date of the 2009 Form 10-K and does not reflect events occurring after that date, or modify or update disclosures in any way.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a)	The following exhibits are filed herewith pursuant to the requirements of Item 601 of Regulation S-K:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith

23.3	Consent of Data & Consulting Services, Division of Schlumberger Technology Corporation.					X

23.5	Consent of Ryder Scott Company, L.P.					X

31.1	Aubrey K. McClendon, Chairman and Chief Executive Officer, Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Marcus C. Rowland, Executive Vice President and Chief Financial Officer, Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

99.2	Report of Data & Consulting Services, Division of Schlumberger Technology Corporation.					X

99.4	Report of Ryder Scott Company, L.P.					X

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHESAPEAKE ENERGY CORPORATION

Date: August 2, 2010	By	/s/ AUBREY K. MCCLENDON
Aubrey K. McClendon Chairman of the Board and Chief Executive Officer

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith

23.3	Consent of Data & Consulting Services, Division of Schlumberger Technology Corporation.					X

23.5	Consent of Ryder Scott Company, L.P.					X

31.1	Aubrey K. McClendon, Chairman and Chief Executive Officer, Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Marcus C. Rowland, Executive Vice President and Chief Financial Officer, Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

99.2	Report of Data & Consulting Services, Division of Schlumberger Technology Corporation.					X

99.4	Report of Ryder Scott Company, L.P.					X