Form 10-K/A
period 2011-12-31
CHESAPEAKE ENERGY CORP
filed 2012-04-30
CIK 895126

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

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

2011 ANNUAL REPORT ON FORM 10-K/A

EXPLANATORY NOTE

Chesapeake Energy Corporation filed its Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”) with the Securities and Exchange Commission on February 29, 2012. Pursuant to General Instruction G(3) to Form 10-K, the Company incorporated by reference the information required by Part III of Form 10-K from our definitive proxy statement for the 2012 Annual Meeting of Stockholders (the “2012 Proxy Statement”) that we expected to file with the Commission not later than 120 days after the end of the fiscal year covered by the 2011 Form 10-K. Because the definitive 2012 Proxy Statement will not be filed with the Commission before such date, the Company is filing this Amendment No. 1 to the 2011 Form 10-K (the “Form 10-K/A”) to provide the additional information required by Part III of Form 10-K. This Form 10-K/A does not change the previously reported financial statements or any of the other disclosures contained in Part I, Part II or Part IV, other than to update information provided in the Exhibit List under Item 15(a)(3), of the 2011 Form 10-K. Some of the information provided in this Form 10-K/A may be superseded by the information provided in the definitive 2012 Proxy Statement to be filed with the Commission. References to “Chesapeake,” “us,” “we,” “Company” and “our” in this report refer to Chesapeake Energy Corporation, together with its subsidiaries.

Item 10.	Directors, Executive Officers and Corporate Governance

Board of Directors

The Board is currently composed of eight independent directors and Aubrey K. McClendon, the Chairman of the Board and Chief Executive Officer. The Board is responsible for the oversight of the Company and recognizes the importance and necessity of effective corporate governance to enable the Board to adequately oversee, advise and monitor the management of the Company.

The Board held four meetings in person and eight meetings by telephone conference during 2011. Non-employee directors meet regularly in executive session, including after each scheduled quarterly Board meeting. Additionally, management frequently discusses matters with the directors on an informal basis. Each director attended, either in person or by telephone conference, at least 90% of the Board and committee meetings held while serving as a director or committee member in 2011. The Company expects the directors to attend annual meetings of shareholders. All of the Company’s directors attended the 2011 Annual Meeting of Shareholders.

Board Committees

The Board currently has a Compensation Committee, an Audit Committee and a Nominating and Corporate Governance Committee. Each committee has a written charter; all such charters, as well as the Company’s Corporate Governance Principles, are available on the Company’s website at www.chk.com in the Corporate Governance sub-section of the section entitled “About”. The membership and primary responsibilities of the committees are described below.

Name and Members(1)	Primary Responsibilities	Meetings

Compensation Committee Frank Keating (Chair) Kathleen M. Eisbrenner Charles T. Maxwell

•    Establish compensation policies that effectively attract, retain and motivate executive officers

•    Establish goals and objectives relevant to CEO compensation, evaluate CEO performance and set CEO compensation levels

•    Periodically evaluate succession plans for executive officers

•    Evaluate and recommend to the Board compensation of directors and other executive officers

•    Oversee and administer the Company’s compensation plans

•    Establish and monitor compliance with stock ownership guidelines

•    Oversee Employee Compensation and Benefits Committee (the “ECBC”) regarding compensation of non-executive employees

4 meetings in person 2 telephonic meetings

Audit Committee(2) V. Burns Hargis (Chair) Richard K. Davidson Merrill A. (“Pete”) Miller

•    Oversee the integrity of the Company’s financial statements and disclosure

•    Oversee the Company’s compliance with legal and regulatory requirements

•    Oversee the Company’s internal audit function

•    Appoint and oversee the independent auditor

•    Oversee the Company’s enterprise risk management (“ERM”) program

•    Oversee the Employee and Vendor Hotline for anonymous reporting of questionable activity

4 meetings in person 6 telephonic meetings

Nominating and Corporate Governance Committee Don Nickles (Chair) Louis A. Simpson

•    Establish criteria for Board and committee membership and selection of new directors

•    Evaluate and recommend nominees for Board service

•    Periodically assess and advise the Board on sufficiency of the size of the Board and the diversity of skills and experience represented on the Board

•    Establish and periodically evaluate corporate governance principles and make recommendations to the Board on corporate governance matters

•    Oversee and evaluate compliance by the Board and management with the Company’s corporate governance principles and its Code of Business Conduct and Ethics

3 meetings in person

(1)	All committee members are independent as determined by the Board in accordance with the NYSE corporate governance listing standards.

(2)

Messrs. Davidson, Hargis and Miller are all independent, as determined by the Board in accordance with Section 10A of the Securities Exchange Act of 1934 (the “Exchange Act”), and Messrs. Hargis and Miller are designated by the Board as “audit committee financial experts”, as defined in Item 407(d) of Regulation S-K. For the relevant experience of Messrs. Davidson, Hargis and Miller, please refer to their respective biographies on pages 5-7.

Code of Business Conduct and Ethics

In 2002, the Board adopted a Code of Business Conduct and Ethics applicable to all directors, officers and employees of the Company, including our principal executive officer, principal financial officer and principal accounting officer. The Code of Business Conduct and Ethics is posted on the Company’s website at www.chk.com in the Corporate Governance sub-section of the section entitled “About”. Waivers of provisions of the Code as to any director or executive officer and amendments to the Code must be approved by the Audit Committee of the Board. We will post on our website required disclosure about any such waiver or amendment within four business days of Audit Committee approval.

Communications to the Board

Shareholders and other interested parties may communicate with the Board, either individually or as a group, through one of the processes outlined on the Company’s website at www.chk.com in the Corporate Governance sub-section of the section entitled “About”.

Director Criteria, Qualifications and Experience

The Nominating and Corporate Governance Committee periodically assesses the skills and the experience needed to properly oversee the interests of the Company. The Committee then compares those skills to the skills of the current directors and potential director candidates. The Committee conducts targeted efforts to identify and recruit individuals who have the qualifications identified through this process. In the past, the Committee has considered and nominated appropriate director candidates recommended by shareholders in the foregoing process.

Chesapeake is a large, vertically integrated exploration and production company. As such, the Committee looks for its current and potential directors collectively to have a diverse mix of skills, qualifications and experience, some of which are described below:

- business leadership	- government/public policy
- corporate governance	- international
- energy consumption	- legal
- energy production/distribution	- risk management
- financial expertise	- technology

The Committee seeks a mix of directors with the qualities that will achieve the ultimate goal of a well-rounded, diverse Board that thinks critically yet functions collegially.

Additionally, the Committee expects each of the Company’s directors to have proven leadership, sound judgment, integrity and a commitment to the success of the Company. Qualified candidates for nomination to the Board are considered without regard to race, color, religion, gender, ancestry or national origin.

In evaluating director candidates and considering incumbent directors for renomination to the Board, the Committee considers a variety of factors. These include each nominee’s independence, financial literacy, personal and professional accomplishments and experience in light of the needs of the Company. For incumbent directors, the factors include past performance on the Board and contributions to their respective committees.

Along with each director’s biography, we have included below an assessment of the skills and experience of such director.

Directors

Richard K. Davidson, 70, has been a member of our Board of Directors since 2006. Mr. Davidson served as Chairman of the Board of Directors of Union Pacific Corporation (NYSE:UNP) from 1997 until February 2007 and as its Chief Executive Officer from 1997 until 2006. He started his railroad career in 1960 with Missouri Pacific Railroad and held various positions of increasing authority before being named Vice President of Operations in 1976. In 1982, Union Pacific merged with the Missouri Pacific and Western Pacific railroads, and in 1986, Mr. Davidson was promoted to Vice President of Operations of the combined railroads. He was promoted to Executive Vice President in 1989 and became Chairman and Chief Executive Officer of Union Pacific Railroad in 1991. He was named Chairman and Chief Executive Officer of Union Pacific Corporation in 1997. Mr. Davidson is currently a director of Impala Asset Management, LLC, an investment fund headquartered in New Haven, Connecticut, and a member of the board of advisors of HCI Equity Partners, a private equity firm headquartered in Washington, D.C. He is a past member of the Horatio Alger Association of Distinguished Americans, and formerly served on the board of the Association of American Railroads, as chairman of the President’s National Infrastructure Advisory Council, and as a director and trustee of the Malcolm Baldridge National Quality Awards Foundation. Mr. Davidson graduated from Washburn University in 1966 and has completed the Program for Management Development at Harvard University.

Mr. Davidson’s career with Union Pacific, a large industrial company that consumes and transports energy (among many other commodities and goods), provides particularly valuable insight into the needs and concerns of large industrial energy consumers including their sensitivity to energy prices and the manner in which such consumers manage their exposure to volatility in energy prices. Additionally, due to Mr. Davidson’s experience as Chairman and Chief Executive Officer of Union Pacific and through his various other executive, financial and management positions, Mr. Davidson has valuable experience in managing many of the major issues, such as financial, business strategy, technology, compensation, management development, acquisitions, capital allocation, risk management, corporate governance and shareholder relations, that we deal with regularly.

V. Burns Hargis, 66, has been a member of our Board of Directors since September 2008. Mr. Hargis has been the President of Oklahoma State University since March 2008. Before being named OSU President, Mr. Hargis was Vice Chairman of BOK Financial Corporation (NASDAQ:BOKF), a financial holding company based in Tulsa, Oklahoma, from 1997 to 2008 and is currently a director of BOKF. Before joining BOKF, he practiced law in Oklahoma City for 28 years, most recently with the firm of McAfee & Taft. In 1967, Mr. Hargis entered the United States Army as a Commissioned 2nd Lieutenant, Military Intelligence, and was honorably discharged as a Captain, U.S. Army Reserves, Finance Corps in 1977. Mr. Hargis is a former President of the Oklahoma County Bar Association, former President of the Oklahoma Bar Foundation and is a Fellow of the American Bar Foundation. Mr. Hargis previously served as Vice-Chairman of the Oklahoma State Election Board, the Oklahoma Constitutional Revision Commission, Chairman of the Oklahoma Commission for Human Services, Chairman of the Board of Regents for the Oklahoma Agricultural and Mechanical Colleges of Oklahoma State University and a member of the Commission of the North Central Association of Colleges and Schools. Mr. Hargis graduated from Oklahoma State University in 1967 with a degree in Accounting and from the University of Oklahoma College of Law in 1970.

Mr. Hargis’ extensive public service in Oklahoma and his expertise in corporate law and public policy are invaluable to our Board of Directors. Additionally, Mr. Hargis’ financial and banking experience is particularly relevant to his service on our Audit Committee and qualifies him as an Audit Committee financial expert. Under Mr. Hargis’ leadership, Oklahoma State University has developed many innovative ways to manage its system-wide energy consumption, including the conversion of its vehicle fleet to compressed natural gas (CNG) and is recognized as an “ENERGY STAR Partner” by ENERGY STAR, a joint program of the U.S. Environmental Protection Agency and the U.S. Department of Energy, for its strategic approach to energy management. In addition, Mr. Hargis’ career in the legal profession brings considerable benefit to the Company as it addresses the various legal proceedings that companies the size of Chesapeake routinely face.

Aubrey K. McClendon, 52, has served as Chairman of the Board and Chief Executive Officer since co-founding the Company in 1989. Mr. McClendon has also served as a director of the general partner of Chesapeake Midstream Partners, L.P. (NYSE:CHKM) since 2010. From 1982 to 1989, Mr. McClendon was an independent producer of natural gas and oil. Mr. McClendon graduated from Duke University in 1981.

As our co-founder, Chairman and CEO, Mr. McClendon sets the strategic direction of our Company with the guidance of the Board of Directors and serves as the Company’s spokesman to its shareholders and other constituencies. Mr. McClendon’s extensive knowledge of the Company and experience in the energy industry make him an invaluable asset to the Board.

Don Nickles, 63, has been a member of our Board of Directors since 2005. Senator Nickles is the founder and President of The Nickles Group, a consulting and business venture firm in Washington, D.C. Senator Nickles was elected to represent Oklahoma in the United States Senate from 1980 to 2005 where he held numerous leadership positions, including Assistant Republican Leader from 1996 to 2003 and Chairman of the Senate Budget Committee from 2003 to 2005. Senator Nickles also served on the Senate Energy and Natural Resources Committee and the Senate Finance Committee. Prior to his service in the U.S. Senate, Senator Nickles served in the Oklahoma State Senate from 1979 to 1980 and worked for Nickles Machine Corporation in Ponca City, Oklahoma, becoming Vice President and General Manager. Senator Nickles is also a director of Valero Energy Corporation (NYSE:VLO), an independent oil refiner headquartered in San Antonio, Texas and Washington Mutual Investors Fund (WMIF). Senator Nickles served in the National Guard from 1970 to 1976 and graduated from Oklahoma State University in 1971.

Senator Nickles’ 24 years of service as a U.S. Senator, including his chairmanship of the Senate Budget Committee as well as service on the Senate Energy and Natural Resources Committee and the Senate Finance Committee, have given him valuable experience and perspective on many of the major issues we face as a publicly traded energy company and insight into past and potential international, national and state energy policy and other public policy and taxation issues. Additionally, his service on Valero’s board of directors has given him valuable exposure to the downstream energy sector and domestic energy supply and demand.

Kathleen M. Eisbrenner, 51, has been a member of our Board of Directors since December 2010. Ms. Eisbrenner is the founder and has been Chief Executive Officer of Next Decade since June 2010, a company that is creating new opportunities in the integrated international liquefied natural gas (LNG) industry. Prior to organizing Next Decade, she served as the head of Houston-based Poten & Partners’ Project Development Group from March 2010 to June 2010. Poten & Partners is a global broker and commercial advisor for the energy and ocean transportation industries and a recognized leader in the crude and petroleum products, LNG, liquefied petroleum gas (LPG), fuel oil, naphtha and asphalt market sectors. From September 2007 to December 2009, Ms. Eisbrenner was Executive Vice President responsible for Royal Dutch Shell plc’s Global LNG business. From 2003 to August 2007, she was founder, President and Chief Executive Officer of Excelerate Energy, a global importer and marketer of LNG. Ms. Eisbrenner also previously served in various senior leadership positions with other energy companies in the United States, including El Paso Corporation (NYSE:EP). Ms. Eisbrenner graduated from the University of Notre Dame in 1982.

Ms. Eisbrenner has nearly 30 years of experience in the energy industry. The executive and management experience she gained as President and Chief Executive Officer of Excelerate Energy, as well as that gained as an Executive Vice President with Royal Dutch Shell plc’s Global LNG business, give her experience and insight on many of the major issues we deal with regularly, such as finance, business strategy, technology, compensation, management development, acquisitions, capital allocation, risk management, corporate governance and shareholder relations. In addition, Ms. Eisbrenner’s extensive experience in the global LNG industry provides valuable expertise regarding world-wide markets for natural gas.

Louis A. Simpson, 75, has been a member of our Board of Directors since June 2011. He has been the Chairman of SQ Advisors, LLC since January 2011. Mr. Simpson served as President and Chief Executive Officer, Capital Operations, of GEICO Corporation (a subsidiary of Berkshire Hathaway Corporation) from 1993 until his retirement on December 31, 2010. From 1985 to 1993, he served as Vice Chairman of the Board of GEICO. Mr. Simpson joined GEICO in 1979 as Senior Vice President and Chief Investment Officer. Prior to joining GEICO, Mr. Simpson was President and Chief Executive Officer of Western Asset Management, a subsidiary of the Los Angeles, California-based Western Bancorporation. Previously, Mr. Simpson was a partner at Stein Roe and Farnham, a Chicago, Illinois investment firm, and an instructor of economics at Princeton University. Mr. Simpson has also served as a director of VeriSign, Inc. (NASDAQ:VRSN) since 2005 and as a director of SAIC, Inc. (NYSE:SAI) since 2006. He was previously a director of Western Asset Funds Inc. and Western Asset Income Fund and a trustee of Western Asset Premier Bond Fund until 2006. Mr. Simpson graduated from Ohio Wesleyan University in 1958 and from Princeton University in 1960.

Mr. Simpson’s unique blend of professional experiences, accomplishments and skills is invaluable to the Company. Mr. Simpson has had a long and distinguished career as one of our nation’s most accomplished investors. His experience as Chief Executive Officer, Capital Operations, of GEICO is of substantial benefit to the Company and will help us continue to build significant intrinsic value per share. Mr. Simpson has also served as a director of numerous public companies, which allows him to bring insights into many of the major issues that we deal with regularly, such as finance, business strategy, technology, compensation, management development, acquisitions, capital allocation, risk management, corporate governance and shareholder relations.

Frank Keating, 68, has been a director of the Company since 2003. Governor Keating has been the President and Chief Executive Officer of the American Bankers Association, a large trade organization based in Washington, D.C., since January 2011. Governor Keating previously served as President and Chief Executive Officer of the American Council of Life Insurers from January 2003 to December 2010. Governor Keating became a special agent in the Federal Bureau of Investigation in 1969 and then served as Assistant District Attorney in Tulsa County, Oklahoma. In 1972, Governor Keating was elected to the Oklahoma State House of Representatives and two years later was elected to the Oklahoma State Senate. In 1981, Governor Keating was appointed as the U.S. Attorney for the Northern District of Oklahoma and in 1985, he began seven years of service in the Ronald Reagan and George H.W. Bush administrations, serving as Assistant Secretary of the Treasury, Associate Attorney General in the Justice Department and General Counsel and Acting Deputy Secretary of the Department of Housing and Urban Development. In 1994, Governor Keating was elected Oklahoma’s 25th Governor and served two consecutive four-year terms. He was chairman of the Interstate Oil and Gas Commerce Commission during his term as governor. Governor Keating is an advisory director of Stewart Information Services Corporation (NYSE:STC), a real estate information and transaction management company located in Houston, Texas. Governor Keating graduated from Georgetown University in 1966 and from the University of Oklahoma College of Law in 1969.

Through his service as Governor, Senator, a member of the House of Representatives of Oklahoma, senior-level U.S. government appointments, and other appointments and positions, Governor Keating has valuable experience and knowledge regarding many of the major issues we face as a publicly traded energy company. He has extensive experience with national and state energy policy and other public policy matters. Governor Keating’s other board and management positions have given him exposure to different industries, approaches to governance and other key issues. Additionally, Governor Keating gained specific, first-hand knowledge of the energy industry and management of energy assets through management of his family’s oil and gas interests.

Merrill A. (“Pete”) Miller, Jr., 61, has been a director of the Company since 2007 and our Lead Independent Director since March 2010. Mr. Miller is Chairman, President and Chief Executive Officer of National Oilwell Varco, Inc. (NYSE:NOV), a supplier of oilfield services, equipment and components to the worldwide oil and natural gas industry. Mr. Miller joined NOV in 1996 as Vice President of Marketing, Drilling Systems and was promoted in 1997 to President of the company’s products and technology group. In 2000, he was named President and Chief Operating Officer, in 2001 was elected President and Chief Executive Officer and in 2002 was also elected Chairman of the Board. Mr. Miller served as President of Anadarko Drilling Company from 1995 to 1996. Prior to his service at Anadarko, Mr. Miller spent fifteen years at Helmerich & Payne International Drilling Company (NYSE:HP) in Tulsa, Oklahoma, serving in various senior management positions, including Vice President, U.S. Operations. Mr. Miller graduated from the United States Military Academy, West Point, New York in 1972. Upon graduation, he served five years in the United States Army and received his MBA from Harvard Business School in 1980. Mr. Miller serves on the Board of Directors for the Offshore Energy Center, Petroleum Equipment Suppliers Association and Spindletop International, and is a member of the National Petroleum Council.

Mr. Miller has more than 30 years of management and executive experience in the oil and gas equipment and service industry. As a result of his positions as Chairman, President and Chief Executive Officer of NOV and various other executive, financial and management positions, Mr. Miller has valuable experience in managing many of the major issues that we deal with regularly, such as finance, business strategy, technology, compensation, management development, acquisitions, capital allocation, risk management, corporate governance and shareholder relations. Additionally, in Mr. Miller’s current position with NOV, he has particularly valuable insight into issues affecting the global energy environment, including global energy supply and demand and trends affecting oilfield service costs both globally and domestically. Mr. Miller also has extensive financial and accounting expertise and is one of our Audit Committee financial experts.

Charles T. Maxwell, 79, has been a director of the Company since 2002. Mr. Maxwell has been a Senior Energy Analyst with Weeden & Co., an institutional brokerage firm located in Greenwich, Connecticut, from 1999 to the present. Entering the oil and natural gas industry in 1957, Mr. Maxwell worked for what is now ExxonMobil for eleven years in the U.S., Europe, the Middle East and Africa. In 1968, Mr. Maxwell joined Cyrus J. Lawrence, an institutional research and brokerage firm, as an oil analyst. He was ranked by Institutional Investor Magazine as No. 1 in his field in 1972, 1974, 1977, and 1981 through 1986. He rose to the position of Managing Director of Cyrus J. Lawrence/Morgan Grenfell and retired from the firm in 1997, several years after it was acquired by Deutsche Bank. Mr. Maxwell is a director of American DG Energy Inc. (NYSE:ADGE), a provider of on-site electric power and hot water co-generation, based in Waltham, Massachusetts. He is also a director of Daleco Resources Corporation (DLOV.OB), a minerals and oil and gas exploration and production company located in West Chester, Pennsylvania; and Lescarden, Inc. (LCAR.OB), a biomedical company in New York City. Mr. Maxwell graduated from Princeton University in 1953 and Oxford University in 1957.

Mr. Maxwell’s distinguished career in the energy industry and as an energy analyst provides the Board of Directors with very helpful perspectives on global energy markets, potential OPEC decisions and initiatives and macro-economic trends affecting the energy industry in general. Mr. Maxwell has long been considered one of the foremost energy experts in the industry, and the Company has benefited from his insights into Middle Eastern politics and socioeconomic trends over the years. In addition, Mr. Maxwell frequently provides information about the possible future direction of natural gas and oil prices, which has been useful to the Company in executing its highly successful natural gas and oil hedging program.

Officers

Executive Officers

In addition to Mr. McClendon, the following are also executive officers of the Company:

Steven C. Dixon, 53, has served as Executive Vice President—Operations and Geosciences and Chief Operating Officer since February 2010. Mr. Dixon served as Executive Vice President—Operations and Chief Operating Officer from 2006 to February 2010 and as Senior Vice President—Production from 1995 to 2006. He also served as Vice President—Exploration from 1991 to 1995. Mr. Dixon was a self-employed geological consultant in Wichita, Kansas from 1983 through 1990. He was employed by Beren Corporation in Wichita, Kansas from 1980 to 1983 as a geologist. Mr. Dixon graduated from the University of Kansas in 1980.

Douglas J. Jacobson, 58, has served as Executive Vice President—Acquisitions and Divestitures since 2006. He served as Senior Vice President—Acquisitions and Divestitures from 1999 to 2006. Prior to joining the Company, Mr. Jacobson was employed by Samson Investment Company from 1980 until 1999, where he served as Senior Vice President—Project Development and Marketing from 1996 to 1999. Prior to joining Samson, Mr. Jacobson was employed by Peat, Marwick, Mitchell & Co. Mr. Jacobson has served on various Oklahoma legislative commissions which have addressed issues in the oil and gas industry, including the Commission of Oil and Gas Production Practices and the Natural Gas Policy Commission. Mr. Jacobson is a Certified Public Accountant and graduated from John Brown University in 1976 and from the University of Arkansas in 1977.

Domenic J. (“Nick”) Dell’Osso, Jr., 35, has served as Executive Vice President and Chief Financial Officer since November 2010. Mr. Dell’Osso has also served as a director of the general partner of Chesapeake Midstream Partners, L.P. (NYSE:CHKM) since June 2011. Mr. Dell’Osso served as Vice President—Finance of the Company and Chief Financial Officer of Chesapeake’s wholly owned midstream subsidiary, Chesapeake Midstream Development, L.P., from August 2008 to November 2010. Prior to joining Chesapeake, Mr. Dell’Osso was an energy investment banker with Jefferies & Co. from 2006 to August 2008 and Banc of America Securities from 2004 to 2006. Mr. Dell’Osso graduated from Boston College in 1998 and from the University of Texas at Austin in 2003.

Martha A. Burger, 59, has served as Senior Vice President—Human and Corporate Resources since 2007. She served as Treasurer from 1995 to 2007 and as Senior Vice President—Human Resources since 2000. She was the Company’s Vice President—Human Resources from 1998 until 2000, Human Resources Manager from 1996 to 1998 and Corporate Secretary from 1999 to 2000. From 1994 to 1995, she served in various accounting positions with the Company, including Assistant Controller—Operations. From 1989 to 1993, Ms. Burger was employed by Hadson Corporation as Assistant Treasurer and from 1993 to 1994 served as Vice President and Controller of Hadson Corporation. Prior to joining Hadson Corporation, Ms. Burger was employed by The Phoenix Resource Companies, Inc. as Assistant Treasurer and by Arthur Andersen & Co. Ms. Burger graduated from the University of Central Oklahoma in 1982 and from Oklahoma City University in 1992.

Henry J. Hood, 51, was appointed General Counsel in 2006, and has served as Senior Vice President—Land and Legal since 1997. He served as Vice President—Land and Legal from 1995 to 1997. Mr. Hood was retained as a consultant to the Company during the two years prior to his joining the Company, and he was associated with the law firm of White, Coffey, Galt & Fite from 1992 to 1995. He was associated with or a partner of the law firm of Watson & McKenzie from 1987 to 1992. Mr. Hood is a member of the Oklahoma and Texas Bar Associations. Mr. Hood graduated from Duke University in 1982 and from the University of Oklahoma in 1985.

Jennifer M. Grigsby, 43, has served as Senior Vice President and Treasurer since 2007 and as Corporate Secretary since 2000. She served as Vice President from 2006 to 2007 and as Assistant Treasurer from 1998 to 2007. From 1995 to 1998, she served in various accounting positions with the Company. Ms. Grigsby was employed by Commander Aircraft Company as Supervisor of Finance and Human Resources from 1994 to 1995 and by Deloitte & Touche LLC from 1991 to 1994. Ms. Grigsby is a Certified Public Accountant and Certified Equity Professional. She graduated from Oklahoma State University in 1991 and from Oklahoma City University in 1999.

Michael A. Johnson, 46, has served as Senior Vice President—Accounting, Controller and Chief Accounting Officer since 2000. He served as Vice President of Accounting and Financial Reporting from 1998 to 2000 and as Assistant Controller from 1993 to 1998. From 1991 to 1993, Mr. Johnson served as Project Manager for Phibro Energy Production, Inc., a Russian joint venture. From 1987 to 1991, he was employed by Arthur Andersen & Co. Mr. Johnson is a Certified Public Accountant and graduated from the University of Texas at Austin in 1987.

Other Officers

Jeffrey A. Fisher, 52, has served as Senior Vice President—Production since 2006. He served as Vice President—Operations for the Company’s Southern Division from 2005 to 2006 and served as Operations Manager from 2003 to 2005. Prior to joining the Company, Mr. Fisher held the position of Asset Manager for British Petroleum plc (NYSE:BP) from 2000 to 2003. From 1993 to 2000, Mr. Fisher worked for Vastar Resources as Engineering Manager. Mr. Fisher began his professional career with ARCO in 1983 as an engineer and served in various technical and managerial positions in the exploration, production and midstream business segments of ARCO until 1993. Mr. Fisher serves on the Oklahoma State University Advisory Board for the College of Engineering, Architecture & Technology and is a member of the Society of Petroleum Engineers. Mr. Fisher graduated from Oklahoma State University in 1983.

James C. Johnson, 54, has served as President of Chesapeake Energy Marketing, Inc., a wholly-owned subsidiary of the Company, since 2000. He served as Vice President—Contract Administration for the Company from 1997 to 2000 and as Manager—Contract Administration from 1996 to 1997. From 1980 to 1996, Mr. Johnson held various gas marketing and land positions with Enogex, Inc., Delhi Gas Pipeline Corporation, TXO Production Corp. and Gulf Oil Corporation. Mr. Johnson is a member of the Natural Gas & Energy Association of Oklahoma and graduated from the University of Oklahoma in 1980.

John M. Kapchinske, 61, has been Senior Vice President – Geoscience since June 2011. He served as Vice President – Geoscience from 2005 to May 2011 and Geoscience Manager from 2001 to 2004. Prior to joining Chesapeake, Mr. Kapchinske held the position of District Exploration Manager for HS Resources, Inc. from 1998 to 2001. Mr. Kapchinske held various positions in geology in the oil and gas industry from 1979 to 1998. Mr. Kapchinske graduated from Illinois State University in 1974 and 1977 and from Northern Illinois University in 1980.

Stephen W. Miller, 55, has served as Senior Vice President—Drilling since 2001. He served as Vice President—Drilling from 1996 to 2001 and as District Manager—College Station District from 1994 to 1996. Mr. Miller held various engineering positions in the oil and gas industry from 1980 to 1993. Mr. Miller is a registered Professional Engineer and a member of the Society of Petroleum Engineers. Mr. Miller graduated from Texas A & M University in 1980.

Jeffrey L. Mobley, 43, has served as Senior Vice President—Investor Relations and Research since 2006 and was Vice President—Investor Relations and Research from 2005 to 2006. From 2002 to 2005, Mr. Mobley was Vice President of Equity Research at Raymond James & Associates focusing on the exploration and production sector. From 1998 to 2002, Mr. Mobley worked in energy investment banking for Prudential Securities and ABN Amro Securities. Mr. Mobley also worked in the Principal Investments Group and Energy Finance Group at Enron Capital & Trade Resources from 1995 to 1998. Mr. Mobley is a CFA Charterholder and graduated from New Mexico State University in 1991 and the Wharton School of Business at the University of Pennsylvania in 1995.

Thomas S. Price, Jr., 60, has served as Senior Vice President—Corporate Development and Government Relations since March 2009. He served as Senior Vice President—Corporate Development from 2005 to March 2009 and as Senior Vice President—Investor and Government Relations from 2003 to 2005, Senior Vice President—Corporate Development from 2000 to 2003, Vice President—Corporate Development from 1992 to 2000 and a consultant to the Company during the three years prior. He was employed by Kerr-McGee Corporation, Oklahoma City, from 1988 to 1989 and by Flag-Redfern Oil Company from 1984 to 1988. Mr. Price is a board member of the Oklahoma Independent Petroleum Association, the Texas Oil and Gas Association, the Colorado Oil and Gas Association and the American Clean Skies Foundation. Mr. Price graduated from the University of Central Oklahoma in 1983, from the University of Oklahoma in 1989 and from the Thunderbird School of Global Management in 1992.

J. Mike Stice, 53, has served as Chief Executive Officer of the general partner of Chesapeake Midstream Partners, L.P. (NYSE:CHKM) since September 2009, and as Senior Vice President—Natural Gas Projects of the Company and President and

Chief Operating Officer of Chesapeake Midstream Development, L.P., a wholly owned subsidiary of the Company, since November 2008. Prior to joining the Company, Mr. Stice spent 27 years with ConocoPhillips and its predecessor companies, where he most recently served as President of ConocoPhillips Qatar, responsible for the development, management and construction of natural gas liquefaction and regasification (LNG) projects. While at ConocoPhillips, he also served as Vice President of Global Gas LNG, as President of Gas and Power and as President of Energy Solutions in addition to other roles in ConocoPhillips’ midstream business units. Mr. Stice graduated from the University of Oklahoma in 1981, Stanford University in 1995 and George Washington University in 2011.

Cathlyn L. Tompkins, 51, has served as Senior Vice President—Information Technology and Chief Information Officer since 2006. Ms. Tompkins served as Vice President—Information Technology from 2005 to 2006. Prior to joining the Company in 2004 as Director—Applications and Programming, Ms. Tompkins spent 20 years in IT management and technical positions at various companies including Devon Energy Corporation, Ocean Energy, Inc., Cabot Oil and Gas Corporation, Price Waterhouse LLP and Shell Oil Company. Ms. Tompkins graduated from the University of Alabama in 1983.

Jerry Winchester, 52, has served as Chief Executive Officer of Chesapeake Oilfield Services, L.L.C., our oilfield services subsidiary, since September 2011 and as Senior Vice President—Oilfield Services of the Company since November 2011. From November 2010 to September 2011, Mr. Winchester served as the Vice President—Boots & Coots of Halliburton. From July 2002 to September 2010, Mr. Winchester served as the President and Chief Executive Officer of Boots & Coots International Well Control, Inc. (“Boots & Coots”), an NYSE-listed oilfield services company specializing in providing integrated pressure control and related services. In addition, from 1998 until September 2010, Mr. Winchester served as a director of Boots & Coots and from 1998 until May 2008, served as Chief Operating Officer of Boots & Coots. Mr. Winchester started his career with Halliburton in 1981 and received a Bachelor of Science degree from Oklahoma State University in 1983.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than 10% of the Company’s common stock to file reports of ownership and subsequent changes with the Securities and Exchange Commission (the “SEC”). Based only on a review of copies of such reports and written representations delivered to the Company by such persons, the Company believes that there were no late filings under Section 16(a) by any such persons during 2011.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

In this section, we describe the material components of our executive compensation system for the “named executive officers” or “NEOs” listed below, whose compensation is set forth in the 2011 Summary Compensation Table and other compensation tables contained in this proxy statement.

Aubrey K. McClendon	Chairman and Chief Executive Officer (“CEO”), co-founded the Company in 1989 and has been with the Company since its inception

Domenic J. (“Nick”) Dell’Osso, Jr.	Executive Vice President and Chief Financial Officer (“CFO”), is in his fourth year with the Company

Steven C. Dixon	Executive Vice President—Operations and Geosciences and Chief Operating Officer (“COO”), has been with the Company for 21 years

Douglas J. Jacobson	Executive Vice President—Acquisition and Divestitures, has been with the Company for 13 years

Martha A. Burger	Senior Vice President—Human and Corporate Resources, has been with the Company for 18 years

We also provide an overview of our executive compensation philosophy and of important changes the Compensation Committee of our Board recently implemented to our executive compensation system. In addition, we explain how and why the Compensation Committee arrives at specific compensation policies and decisions.

Response to 2011 Shareholder Advisory Vote on NEO Compensation

At our 2011 Annual Meeting of Shareholders, shareholders voted a majority (58%) of shares cast “for” our named executive officer compensation. Leading up to the meeting and throughout 2011 we engaged many of our largest shareholders to seek specific feedback on our executive compensation system. Through this process, it became clear many of our largest shareholders were concerned that (i) our executive compensation system did not clearly communicate our practice of paying for performance and (ii) Mr. McClendon’s compensation had been “too high” the past few years. As a result, our compensation committee set out to redesign our executive compensation system and retained Cogent Compensation Partners, an independent compensation consulting firm with extensive experience in the energy industry, to provide recommendations to the committee. In response to the 2011 say on pay vote and the feedback from our shareholders, the committee (i) approved our 2012 redesigned, performance-based executive compensation system and (ii) reduced Mr. McClendon’s 2011 total compensation by 15%, as reported in the summary compensation table.

Executive Compensation Highlights

Our 2012 redesigned, performance-based executive compensation system has the following attributes:

Compensation System Attributes	Description

Objective long-term performance measures	50% of long-term compensation will depend on achievement of objective pre-determined performance goals over the vesting period beginning in 2012

Annual incentive plan with pre-determined performance measures	Annual cash bonuses will be based on achievement of pre-determined performance goals beginning in 2012

2011 CEO compensation benchmarked to peers	Reduced CEO 2011 total compensation by 15%

No tax gross-ups for executive officers	Will not provide tax gross-ups for executive officers beginning in 2012

Use of tally sheets

Tally sheets allow the Compensation Committee to analyze both the individual elements of compensation (including the compensation mix) and the aggregate total amount of actual and projected compensation

Minimum stock ownership guidelines	Maintained significant minimum stock ownership guidelines for all NEOs, including 5x base salary for our CEO

Prohibits certain margining and speculative transactions

Prohibited margining, derivative or speculative transactions, such as hedges, pledges and margin accounts, by NEOs relating to shares necessary to satisfy their respective minimum stock ownership guidelines

Incentive plans designed to qualify for Section 162(m) tax deductibility	Annual incentive plan awards and performance share unit awards are intended to qualify as performance-based under Section 162(m)

2011 Corporate Performance Highlights

Key Achievements

In 2011, Chesapeake delivered the following major accomplishments:

•	We increased production by 15% (net of asset sales) to an average of 3.27 bcfe per day

•	We increased liquids production by 72% to approximately 110 mbbls per day (year-end exit rate)

•	We increased proved reserves by 10% to 18.8 tcfe, despite the sale of 2.8 tcfe

•	We reduced our long-term net debt (long-term debt net of discounts, unrestricted cash and cash equivalents) by 25% per proved mcfe from $0.73 per mcfe to $0.55 per mcfe

•	We reduced our long-term net debt by $2.3 billion, or 18%, to $10.3 billion, thereby achieving more than 70% of our two-year 25% debt reduction goal

•	We increased revenues by 24% to $11.6 billion

•	We announced the discovery of the Utica Shale play in eastern Ohio

•	We increased fully diluted shares outstanding by only 0.6% (due to restricted stock awards made to the vast majority of our approximately 13,000 employees)

•

We made strategic investments in natural gas demand creation initiatives (Clean Energy Fuels Corp. convertible debt; Sundrop Fuels, Inc. preferred stock; and fleet vehicle, drilling rig and hydraulic fracturing equipment conversions to natural gas)

We believe this is an excellent series of accomplishments in a very tough year for the industry as natural gas prices declined approximately 30%.

Leading positions in top plays

We have accumulated the largest inventory of U.S. natural gas shale play leasehold and own a leading position in 11 of what we believe are the top 15 unconventional liquids-rich plays in the U.S. World class energy companies, such as Total, CNOOC, BHP Billiton, Statoil, BP and Plains Exploration and Production, have validated the quality and value of our assets through joint venture partnerships and other transactions with Chesapeake.

Strong growth in production and proved reserves

The Company’s daily production continued to climb in 2011, averaging 3.3 bcfe per day, which is an increase of 15% over the 2010 full year. For the 2011 full year, our year-over-year growth rate of natural gas production was 9% and our year-over-year growth rate of liquids production was 72%, or approximately 36,000 barrels per day. In addition, we grew our proved reserves by 10% despite the sale of 2.8 tcfe.

Substantial debt reduction

In 2011, the Company reduced its long-term net debt by $2.3 billion, or 18%, to $10.3 billion, putting us more than 70% towards our two-year 25% debt reduction goal. We also continued our trend of significantly reducing our net debt per proved reserve metric and our net debt as a percent of total book capitalization, as illustrated below:

Industry-leading asset monetizations

2011 was another year of superb value creation through industry-leading asset monetizations. These monetizations came in many forms, from traditional asset sales to innovative joint venture structures, where we identify new leasehold plays, acquire leasehold at wholesale prices and then sell off a minority portion of our leasehold at retail prices to reduce net leasehold acquisition costs to zero (or below) and accelerate the development of the play.

Some of our specific asset monetizations in 2011 include:

•	Joint venture with CNOOC in the Denver-Julesburg and Powder River Basins for consideration of approximately $1.3 billion

•	Sale of Fayetteville Shale assets to BHP Billiton for approximately $4.7 billion

•	Initial public offering of Chesapeake Granite Wash Trust for net proceeds of approximately $410.0 million

•	Sale of preferred stock in CHK Utica, L.L.C. for approximately $1.3 billion

•	Joint venture with Total in the Utica Shale for consideration of approximately $2.0 billion

•	Sale of Marcellus Shale midstream assets to Chesapeake Midstream Partners, L.P. for consideration of approximately $880.0 million

Awards and recognition

In recognition of the success achieved through the leadership of our named executive officers and commitment of all our employees, the Company has been acknowledged with prestigious awards, including the following:

Industry Leadership Award for efforts the Company has made to position itself to help lead the transition toward a greater use of natural gas as the fuel for motor vehicles.

Deal of the Year Award for joint ventures in the Eagle Ford Shale and Denver-Julesberg and Powder River basins with a subsidiary of CNOOC Limited.

We are proud to have made FORTUNE’s 100 Best Companies to Work For® list for the fifth consecutive year. Chesapeake ranked #18 (#1 in Oklahoma) for 2012 and #5 in the U.S. among companies with more than 10,000 employees on this prestigious list. Our employees’ dedication, work ethic and attitude allow us to stand among the elite of the nation’s finest companies to work for.	CEO 20- 20 Club In recognition of the tremendous value added to the Company by Mr. McClendon over his tenure as CEO, he was named to Forbes “CEO 20-20 Club” in 2011, an elite list of eight chief executives who have at least 20 years of service as chief executive and produced at least a 20% annual return to shareholders during their tenure, as calculated by Forbes.

Philosophy and Objectives of our Executive Compensation System

Our compensation philosophy has developed over time and is founded on our belief that the creation of meaningful shareholder value is dependent on great people. Our philosophy is to provide an attractive, flexible and competitive compensation system tied to performance and aligned with the interests of our shareholders. Our primary objective is to attract, retain and motivate high performing executive officers with the competence, knowledge, leadership skills and experience to grow the profitability of the Company. Within this framework, we observe the following principles:

•

Attract and retain high performing executives: our executive compensation system should be competitive relative to our peers and we should consider the qualifications and commitment of our named executive officers, including our CEO whose unique skills and energy have helped set the direction of the Company and its high levels of productivity and innovation since co-founding the Company in 1989;

•

Pay for performance: a significant portion of the compensation of our named executive officers should vary with business performance and each individual’s role and relative contribution to that performance;

•

Align compensation with shareholder interests: the interests of our named executive officers should be linked with those of our shareholders through the risks and rewards of compensation that is tied to the value of our common stock;

•

Reward long-term value creation: our compensation and performance review process should reward the named executive officers for successfully seizing opportunities to create long-term shareholder value;

•	Discourage excessive risk: our executive compensation system should be designed to reward short- and long-term performance, while discouraging excessive risk taking;

•

Maintain flexibility: our executive compensation system should allow for flexibility to better respond to our dynamic and cyclical industry and encourage responsiveness to opportunities and changing market conditions; and

•

Reinforce high ethical, environmental, health and safety standards: our executive compensation system should reflect that ethical behavior, protection of the environment, public health and safety are top priorities across our operations.

2012 Performance-based Executive Compensation System

In December 2011, the Compensation Committee adopted substantial changes to our executive compensation system. As shown below, our redesigned compensation system continues to utilize base salary and restricted stock awards and also features the following new performance-based components: (1) annual incentive awards under our new Annual Incentive Plan (“AIP”) and (2) PSUs under our Long Term Incentive Plan.

The purpose and key characteristics of each element of our 2012 executive compensation system are summarized below:

Element	Purpose	Key Characteristics
Base Salary	Reflects each NEO’s base level of responsibility, leadership, tenure, qualifications and contribution to the success and profitability of the Company.	Fixed compensation that is reviewed semi-annually and adjusted, if and when appropriate.
AIP Award	Motivates our NEOs to achieve our short-term (annual) business objectives that drive long-term performance while providing flexibility to respond to opportunities and changing market conditions.	New variable performance-based annual award. Amounts earned in cash will be based on the Compensation Committee’s evaluation of corporate performance compared to pre-established performance goals.

PSU Award	Motivates our NEOs to achieve our business objectives by tying incentives to our financial and key operational metrics over the performance period while continuing to reinforce the link between the interests of our NEOs and our shareholders.	New variable performance-based long-term award. The ultimate number of units earned will be based on the achievement of relative and absolute total shareholder return and production and proved reserve growth performance goals.

Restricted Stock Award	Motivates our NEOs to achieve our business objectives by tying incentives to the performance of our common stock over the long term; reinforces the link between the interests of our NEOs and our shareholders; motivates our NEOs to remain with the company by mitigating swings in incentive values during periods of high commodity price volatility.	Long-term restricted stock award with a ratable vesting period over four years. The ultimate value realized will vary with our common stock price.

Other Compensation	Provides benefits that promote employee health and work-life balance, which assists in attracting and retaining our NEOs.	Indirect compensation element consisting of health and welfare plans and perquisites.

It is important to note that these changes apply to compensation we will pay in 2012 and are therefore not reflected in the named executive officer compensation reported in the Summary Compensation Table in this proxy statement.

New Elements of our 2012 Executive Compensation System

Annual Incentive Plan. In December 2011, the Compensation Committee and the Board approved the Chesapeake Energy Corporation 2012 Annual Incentive Plan (the “AIP”), subject to shareholder approval at our 2012 Annual Meeting of Shareholders. The AIP is a cash-based incentive program utilizing pre-established performance goals. It is intended to motivate and reward named executive officers for achieving our short-term (annual) business objectives that we believe drive the overall performance of the Company over the long term. The following summary of certain material features of the AIP does not purport to be complete and is qualified in its entirety by reference to the specific language of the AIP, which is attached to this proxy statement as Exhibit B.

For the entire named executive officer team and any other participant in the AIP to be eligible for award payments under the AIP, the Company must first achieve one of the objective performance goals specified below. If none of these performance goals are met by the Company during the performance period, no cash bonus will be paid under the AIP for that performance period.

Cash Flow:	at least 50% of operating cash flow for the corresponding performance period of the prior year

Natural Gas and Oil Production:	at least 75% of production for the corresponding performance period of the prior year

Debt Reduction:	long-term indebtedness per unit of proved reserves of less than $0.50/mcfe

The Compensation Committee may decrease (but not increase) the maximum amounts payable under the AIP to each named executive officer. The Compensation Committee may also establish additional performance goals prior to the start of, or during the initial quarter, of the applicable performance period. Assuming one of the above objective goals has been met, the additional performance goals serve as the framework for the Compensation Committee’s bonus decisions for each AIP participant during the performance period.

For 2012, the Compensation Committee established the following additional performance goals:

Financial:	Progress toward the Company’s two-year goals of reducing long-term debt by at least 25% and increasing cumulative production volume by at least 25%

Combined 2011 - 2012 financial metrics (based on NYMEX oil/gas prices of $100.00/$5.00 per unit) consisting of the following:

• operating cash flow equal to $9.0 billion - $11.0 billion

• adjusted EBITDA equal to $9.0 billion - $11.0 billion

• adjusted net income equal to $3.5 billion - $4.5 billion

Operational:	Increase liquids production to at least 20% of the Company’s production mix
Proved reserves increase (before asset sales) of 3.0 - 4.0 tcfe

Strategic:	Leading new discoveries, new technology, risk management and asset monetization

The financial metrics applicable to the AIP described above are non-GAAP financial measures. We provide reconciliations to the most directly comparable financial measures calculated in accordance with generally accepted accounting principles in our quarterly earnings releases and post them on the Company’s website at www.chk.com in the Reconciliation of Non-GAAP Financials sub-section of the section entitled “Investors”.

Operating cash flow represents net cash provided by operating activities before changes in assets and liabilities. For 2011, operating cash flow was $5.3 billion.

EBITDA represents net income before income tax expense, interest expense and depreciation, depletion and amortization expense. Adjusted EBITDA excludes certain items that management believes affect the comparability of operating results. For 2011, adjusted EBITDA was $5.4 billion.

Adjusted net income represents net income available to common stockholders, excluding certain items that management believes affect the comparability of operating results. For 2011, adjusted net income was $1.9 billion.

Each June and December, the Compensation Committee will score the Company’s year-to-date performance relative to the pre-established performance goals and express the score as an adjustment factor based on a percentage of base salary. The adjustment factor for the plan ranges from 50% to 300% of base salary. The chart below shows the range of bonus opportunities expressed as a percentage of salary for the named executive officers by title.

Executive Level	Threshold	Target	Maximum
CEO	75%	150%	300%
EVP	50%	125%	250%
SVP	50%	100%	200%

The Compensation Committee established the above ranges to provide an annual incentive opportunity that is competitive with our peers. The AIP terms are subject to the limitations on annual incentives previously imposed under the executives’ employment agreements. This means, for example, that Mr. McClendon’s full-year 2012 bonus under the AIP could range from $0 – $2,925,000, depending on the Compensation Committee’s evaluation of the Company’s performance; however, the maximum payment would be limited to no more than $1,951,000 because of the limitation in his employment agreement described below. In 2012, mid-year bonuses will be determined by the Compensation Committee in June based on mid-year performance and may not exceed half of the expected full-year bonus based on the bonus opportunities described above. The 2012 end-of-year bonuses will be based on full-year performance, subject to adjustment to reflect the payment of the mid-year bonus.

The AIP is intended to comply with Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), and comply with, or be exempt from, Section 409A of the Code.

Performance Share Unit Awards. The Compensation Committee and the Board also approved significant modifications to our long-term incentive compensation, which incorporates PSUs awarded under the Company’s Amended and Restated Long Term Incentive Plan (the “LTIP”). Since 2004, the Company has provided long-term compensation in the form of restricted stock granted under the LTIP. The Compensation Committee determined that long-term compensation that consists of 50% restricted stock and 50% performance-based cash incentives best meets our compensation objectives in 2012. This approach is intended to motivate our named executive officers to achieve our business objectives by tying incentives to our financial performance and key operational performance objectives over the performance period and continue to reinforce the link between the interests of our named executive officers and our shareholders.

In January 2012, the Compensation Committee granted each named executive officer an award of a number of PSUs. The number of PSUs underlying an award is subject to modification based on the Company’s performance relative to objective performance goals following the end of the performance period. The Compensation Committee will establish the performance goals prior to the start of, or during the initial 25% of, each performance period, based on any one performance goal or combination of performance goals enumerated in the LTIP. Each PSU ultimately awarded entitles a named executive officer to a cash payment based on the price per share of the Company’s common stock.

In redesigning our executive compensation program, the Compensation Committee engaged with several of the Company’s largest shareholders, who emphasized the importance of incorporating both total shareholder return (“TSR”) and operational performance goals in order to provide named executive officers with effective incentives associated with our Company’s long-term growth and performance. The Compensation Committee agreed and, as a direct result of shareholder feedback, granted 2012 PSU awards subject to a modifier comprised of two components:

•

TSR modifier: The TSR modifier is based on absolute and relative TSR goals. Absolute TSR measures the percentage change in the Company’s share price and dividends during the performance period. Relative TSR measures the performance of the Company’s share price and dividends compared to its peer group during the performance period.

•	Operational modifier: The operational modifier is based on proved reserves growth and production growth over the performance period (both as adjusted for asset purchases or dispositions).

The Compensation Committee established an industry peer group to measure achievement of relative TSR goals consisting of Anadarko Petroleum Corporation, Apache Corporation, ConocoPhilips, Devon Energy Corporation, EOG Resources, Inc., Hess Corporation, Marathon Oil Corporation and Occidental Petroleum Corporation. Within the exploration and production industry, there are a very limited number of companies that closely resemble us in scale, scope and nature of business operations. Our self-selected industry peer group contains companies in our industry that are both larger and smaller in size and scope. We have included more companies in our performance peer group than we did in our compensation peer group described below under “—2011 Process for Determining Executive Compensation” on page 20 because we believe these companies are our chief competitors with respect to performance even though some are larger than we are.

The Compensation Committee will calculate the combined modifier, which is represented as a percentage ranging from

0% to 250% of the initial PSU award and is the sum of the TSR modifier and the operational modifier, following the end of the performance period. The Compensation Committee has specified certain threshold, target and maximum modifiers to be applied to the initial 2012 PSU award which correspond to specified levels of performance relative to the 2012 performance goals discussed above. In no event will the Compensation Committee apply a combined modifier greater than 250% to the initial PSU award to a named executive officer.

At the end of each performance period, the Committee will multiply the initial PSU award by the combined modifier to determine the final number of PSUs resulting from a PSU award. The cash payment made to a named executive officer following the end of the performance period will be an amount equal to the final number of PSUs awarded multiplied by the average closing price per share of the Company’s common stock as reported on the New York Stock Exchange for the 20 trading days including and immediately preceding the last day of the performance period.

To illustrate (using the matrices below showing the three-year performance goals established in 2012 and an initial grant of 100,000 PSUs as an example), if after three years the Company’s absolute TSR is 20% and the Company’s relative TSR is at the 50th percentile among our peers, then the TSR modifier will be 50%. Likewise, if after three years the Company’s production growth is 20% and the Company’s proved reserves growth is 10%, the operational modifier will be 62.5%. The TSR modifier (50%) and the operational modifier (62.5%) will be added together for a combined modifier of 112.5%. The initial grant of 100,000 units will then be multiplied by the combined modifier (112.5%) for a total of 112,500 units. The ultimate cash earned will be determined by multiplying the number of units, as modified, by the average closing price per share of the Company’s common stock as reported on the New York Stock Exchange for the 20 trading days including and immediately preceding the last day of the performance period. Note that the Compensation Committee will calculate the applicable modifier at the end of each performance period based on actual levels of performance by interpolating between the specific modifiers shown in the matrices below. For example, if the Company achieves 15% proved reserves growth and 15% production growth over three years, the operational unit modifier percentage would be 62.5%.

The 2012 PSU awards consist of 12.5% one-year performance period PSUs, 21.875% two-year performance period PSUs and 65.625% three-year performance period PSUs. The mix of one-, two- and three-year performance goal PSUs provides a transition from a restricted stock program with consistent annual payouts to a hybrid program under which 50% of the long-term incentive does not pay out until the end of a three-year performance period. This transition mitigates what would otherwise be a significant decrease in payouts of long-term incentive compensation to the named executive officers in 2013, 2014 and 2015. We expect that beginning in 2014, every PSU award will have a three-year performance period.

We believe the 2012 PSU awards granted by the Compensation Committee appropriately reflect our compensation principles by establishing a clear connection between the compensation of our named executive officers and the achievement of performance goals that are important for long-term value creation. We believe that our stock performance goals, by incorporating both absolute and relative TSR performance measures, correctly balance accountability to shareholders for absolute TSR with the need for compensation incentives that reward named executive officers for outstanding achievement relative to our peers even when low commodity prices weigh on our stock price. Similarly, we believe that our operational performance goals balance two of the most important factors that drive long-term value creation for our shareholders: production growth and proved reserves growth.

All PSU awards are intended to comply with Section 162(m) of the Code and comply with, or be exempt from, Section 409A of the Code.

2011 Process for Determining Executive Compensation

The Compensation Committee reviews each named executive officer’s performance twice each year in June and December. The Compensation Committee makes an overall assessment of the performance of the named executive officer team and the role and relative contribution of each of its members. In 2011, this approach consisted of a subjective consideration of each named executive officer’s overall role in the organization, rather than individual, predetermined metrics or data points. The Compensation Committee’s assessment also recognized the current value created from consistent effort in prior years and prospective value creation based on current efforts. In its assessment of the performance of each named executive officer in 2011, the Compensation Committee considered the following:

Individual Performance	Company Performance	Intangibles

•      NEO’s contributions to the development and execution of the Company’s business plans and strategies (including contributions that are expected to provide substantial benefit to the Company in future periods)

•      Overall performance of the Company, including progress made with respect to production, reserves, operating costs, drilling results, risk management activities, asset acquisitions and asset monetizations

• Leadership ability • Demonstrated commitment to the Company
• Performance of the NEO’s department or functional unit • Level of responsibility • Longevity with the Company	• Financial performance as measured by cash flow, net income, cost of capital, general and administrative costs and common stock price performance	• Motivational skills • Attitude • Work ethic

2011 Benchmarking

In 2011, at the request of the Compensation Committee, Cogent conducted a peer group benchmarking analysis. The objective of this analysis was to understand the competitiveness of the named executive officers’ total direct compensation, consisting of base salary, annual cash bonus and the grant date fair value of restricted stock awards, relative to our compensation peer group companies. The peer group consisted of select exploration and production peer companies which are similar to the Company in size, scope and nature of business operations. Cogent collected and analyzed the benchmark data based on publicly disclosed information and presented its analysis to the Compensation Committee. The results informed the Compensation Committee’s decisions with respect to 2011 and 2012 executive compensation.

Our 2011 industry peer group consisted of the following companies: Anadarko Petroleum Corporation, Apache Corporation, Devon Energy Corporation, EOG Resources, Inc. and Occidental Petroleum Corporation. Within the exploration and production industry, there are a small number of companies that closely resemble us in size, scope and nature of business operations. Our self-selected industry peer group contains companies in our industry that are both larger and smaller in size and scope. All of the peer companies are independent exploration and production companies. We have not included companies in our peer group that compete in unrelated industries within the energy sector such as the refining, mining or coal industries. Also, we have excluded companies from our performance peer group that compete in our industry, but are larger than we are such as ConocoPhilips. We compete with the companies in our compensation peer group for talent and believe the selected companies are currently the most appropriate for use in executive compensation benchmarking. The differences and similarities between us and the companies in our industry peer group are taken into consideration when referencing benchmarks for named executive officer compensation decisions.

The Compensation Committee’s goal for 2011 was to ensure that our CEO’s compensation was reasonable in comparison to the compensation paid to the CEOs of our peer companies. Total direct compensation of our CEO and our named executive officers as a group in 2011 resulted in compensation paid between the median and the seventy-fifth percentile of benchmark data as compared to our peer group. The review also indicated that our executive compensation system for the CEO is more conservative in terms of fixed compensation (i.e., salary and bonus) than our peers.

In addition, our CEO, CFO, COO, and Senior Vice President, Treasurer and Corporate Secretary provided the Compensation Committee with detailed analyses and recommendations regarding each element of named executive officer compensation to facilitate the Compensation Committee’s semi-annual review of named executive officer compensation.

The information provided to the Compensation Committee included tally sheets detailing for each named executive officer:

•

the components of the named executive officer’s current compensation, including cash compensation (salary, bonus and restricted stock awards), equity compensation, accumulated 401(k) and deferred compensation balances and perquisites;

•	potential payouts under the termination of employment and change of control provisions under the named executive officer’s employment agreement and applicable equity compensation plans; and

•

projected wealth accumulation from the named executive officer’s outstanding equity compensation awards assuming 0%, 5% and 10% appreciation and depreciation in the price of the Company’s common stock over the next five years.

The tally sheets bring together in one place all of the elements of actual and potential future compensation of the named executive officers, as well as information about their wealth accumulation. This allows the Compensation Committee to analyze both the individual elements of compensation (including the compensation mix) and the aggregate total amount of actual and projected compensation.

CEO’s Role in Executive Compensation Process

Mr. McClendon generally attends Compensation Committee meetings and, as appropriate, participates in discussions in order to provide information to the Compensation Committee, but the Compensation Committee also meets in executive session periodically without Mr. McClendon. After review, discussion, modifications, if any, and a vote on the final named executive officer compensation amounts, the Compensation Committee makes a report to the Board of Directors for discussion and ratification. Mr. McClendon, not being a member of the Compensation Committee, does not vote at Compensation Committee meetings, and he does not participate in the Board’s vote on the acceptance and approval of the Compensation Committee’s recommendations or reports with respect to his compensation. Mr. McClendon is usually present during the Board’s discussions of named executive officer compensation and performance, but does not attend the Board’s quarterly executive sessions when the non-employee directors discuss and assess the Company’s overall compensation system and Mr. McClendon’s performance and compensation in relation to the Company’s long-term results and strategy.

2011 Named Executive Officer Compensation

Total compensation for the named executive officers is weighted heavily toward incentive compensation rather than base salary, and for 2011 a substantial majority of each named executive officer’s incentive compensation consisted of restricted stock grants.

Cash Salary and Bonuses

Base salaries reflect each named executive officer’s base level of responsibility, leadership, tenure and contribution to the success and profitability of the Company. In 2011, cash bonuses were intended to provide incentives based on a subjective evaluation of the performance of the Company and the individual over a shorter period than the equity compensation described below.

Long-term Incentive

Long-term incentive compensation provides incentives for long-term performance that increases shareholder value by aligning the interests of the named executive officers with our shareholders. In 2011, restricted stock, with a ratable vesting period of four years, was awarded to employees, including the named executive officers, on the first trading day of each January and July as part of the Compensation Committee’s semi-annual review of compensation. We award restricted stock, rather than stock options, because the annual stock usage rate or “burn rate” for restricted stock is less than the rate for stock options, thereby reducing the dilutive effect of stock compensation to our shareholders.

Other Compensation Arrangements

We also provide compensation in the form of personal benefits and perquisites to the named executive officers, including health and welfare insurance benefits, matching contributions of common stock under the Company’s 401(k) Plan and nonqualified deferred compensation plan (up to 15% of an employee’s annual base salary and cash bonus compensation) and financial planning services (see the footnotes and narrative to the Summary Compensation Table). The foregoing perquisites are provided to all employees or large groups of senior-level employees.

We provided exclusively to our named executive officers and other senior vice presidents personal use of fractionally-owned company aircraft (see the narrative to the Summary Compensation Table). Feedback from the named executive officers indicates that limited access to fractionally owned Company aircraft for personal use greatly enhances productivity and work-life balance, which we believe provides performance and retention incentives far in excess of the cost of the perquisite to the Company. In addition, we provide certain other perquisites exclusively to our CEO that are discussed below under “—CEO Compensation in 2011”. The Company includes the above benefits and perquisites as taxable income to the executive on Form W-2 after each fiscal year, in accordance with IRS guidelines.

2008 Incentive Awards

As described in the Company’s 2011 proxy statement, in conjunction with the execution of new employment agreements in September 2009, each named executive officer (except our CEO and current CFO) was awarded a special incentive award for his or her efforts in executing significant asset monetization transactions in 2008 (each a “2008 Incentive Award”) to be paid in cash in four equal annual installments. The Compensation Committee intended the 2008 Incentive Awards to reward the named executive officers for the leadership role they played in enabling, negotiating and consummating joint ventures in our Haynesville, Fayetteville and Marcellus Shale plays and the sale of all our interest in the Woodford Shale in 2008. These transactions monetized $10.1 billion in assets, including $4.4 billion of drilling and completion carries, compared to our net cost of only $1.4 billion, during an extraordinarily challenging time in both the commodity and stock markets. Additionally, each of our executive vice presidents at the time, including Messrs. Dixon and Jacobson, agreed to salary and bonus caps in their respective employment agreements which will remain in place through 2012. The third of four installments of 2008 Incentive Awards were paid in 2011 and are reflected in the Summary Compensation Table below.

CEO Compensation in 2011

Regular Compensation

Even more than for our other named executive officers, the CEO’s total 2011 compensation was heavily weighted toward long-term incentive compensation. As the CEO and co-founder of the Company, Mr. McClendon has been instrumental in shaping the vision for the Company, including the following actions:

•

shifting our focus to liquids, and with liquids production up 72% in 2011 compared to 2010, we have the second-best track record in the U.S. of liquids production growth compared to our industry peers;

•

negotiating joint venture arrangements and divestiture transactions for total consideration of more than $20.7 billion since 2008, including cash and drilling and completion carries from joint venture arrangements and the sale of the Company’s Fayetteville Shale assets to BHP Billiton in 2011 for net proceeds of approximately $4.7 billion compared to our net cost of only $700 million;

•	vertically integrating our organizational structure to capture midstream and oilfield service profits, improving operating efficiency and creating value;

•	creating and implementing the Company’s 25/25 Plan;

•	leading the movement to increase U.S. demand for natural gas; and

•	leading the Company’s ongoing success as the nation’s most active driller of new wells, the second largest producer of natural gas in the U.S. and a Top 15 producer of liquids in the U.S.

Though the Company achieved great success under his leadership in 2011, the Compensation Committee reduced the value of restricted stock awarded to Mr. McClendon in 2011 compared to 2010 by approximately $3,180,000, for a total of

$13,627,556. Mr. McClendon’s salary has remained at $975,000 since 2006 and will remain at that level through 2013 in accordance with his employment agreement. His employment agreement also provides that his annual bonus compensation for each of the years 2009 through 2013 may not exceed $1,951,000.

For safety, security and efficiency, the Company provides Mr. McClendon with the use of fractionally owned company aircraft. The Company also provides Mr. McClendon with certain home security services due to the high profile nature of his position. Additionally, the Company provides Mr. McClendon with accounting and engineering support services to enable him to focus on the variety of critical and complex issues that currently face the U.S. exploration and production industry while remaining actively involved in the oversight of the day-to-day management of the Company. The Compensation Committee believes the responsibilities that accompany Mr. McClendon’s role as Chairman and CEO warrant the perquisites provided to Mr. McClendon as compared to those provided to other named executive officers. The All Other Compensation Table presented on page 28 shows the incremental costs to the Company of such perquisites, net of reimbursements made by Mr. McClendon.

Founder Well Participation Program

Because of Mr. McClendon’s unique role as co-founder of the Company, he is the only named executive officer with the opportunity to participate and invest as a working interest owner in the Company’s wells under the Founder Well Participation Program (the “FWPP”). The FWPP is described in greater detail under “Item 13. Certain Relationships and Related Transactions, and Director Independence—Transactions with Related Persons—Founder Well Participation Program” on page 39.

2011 Other Named Executive Officer Compensation

The Compensation Committee takes a comprehensive approach in determining the mix and level of named executive officer compensation by making an overall assessment of the performance of the named executive officer team and the role and relative contribution of each member of that team. Each named executive officer’s 2011 compensation was based on a comprehensive, subjective review of his or her individual performance as described below.

Domenic J. (“Nick”) Dell’Osso, Jr.

Mr. Dell’Osso was appointed Executive Vice President and CFO in November 2010. In connection with his appointment, Mr. Dell’Osso entered into an employment agreement with the Company providing for a base salary, cash bonus, equity compensation and certain other benefits, as described below under “—Employment Agreements” on page 28. With respect to Mr. Dell’Osso’s 2011 compensation, the Compensation Committee considered, among other things, the development and execution of the 25/25 Plan, the quality of the Company’s financial reporting, the negotiation and execution of various monetization transactions by Mr. Dell’Osso’s team and the Company’s successful hedging program, all in light of the impact of the foregoing on the Company’s overall outstanding performance.

Mr. Dell’Osso demonstrated exemplary performance in 2011. The Compensation Committee, therefore, believed his performance merited a cash bonus in an amount of $1,026,000 in 2011, an increase in the value of restricted stock awarded to $3,708,176 from $1,444,420 in 2010 and an increase in base salary to $600,000 from $450,000 in 2010.

Steven C. Dixon

Mr. Dixon’s total compensation is greater than that of our other named executive officers (except our CEO) in recognition of his broad-ranging responsibilities, experience and tenure with the Company. Among other factors the Compensation Committee considered the following, all in light of the impact on the Company’s overall outstanding performance:

•

the activity level of the Company’s exploration and development operations, including drilling an industry-leading total of 1,679 gross wells and connecting more than 1,400 wells, or about one every six hours in 2011;

•

the performance of the Company’s operations and primary resource plays, including producing nearly 1.2 Tcfe of natural gas and liquids in 2011 on a net basis, increasing our gross operated production to 6.4 Bcfe per day and finishing 2011 with 18.8 Tcfe of proved reserves, based on SEC pricing, after sales of 2.8 Tcfe of proved reserves;

•

his role in developing the Company’s key competitive advantages in new play identification, leasehold acquisition and large-scale drilling and completion programs, where we have ramped up to more than 30 rigs in a single play; and

•	his role in pursuing our goal to conduct our operations safer, better, faster, and more efficiently than our competition.

The Compensation Committee has maintained Mr. Dixon’s base salary at $860,000 since July 2008, and it will remain at that level through 2012 pursuant to his September 2009 employment agreement. Under his employment agreement, his annual bonus compensation may not exceed $1,361,000 during the three-year term. Mr. Dixon demonstrated exemplary performance in 2011. The Compensation Committee, therefore, believed his performance merited a cash bonus of $1,361,000 in 2011 and an increase in the value of restricted stock awarded to $6,813,778 from $5,099,200 in 2010.

Douglas J. Jacobson

With respect to Mr. Jacobson’s 2011 compensation, the Compensation Committee considered, among other things, the Company’s very active acquisition, divestiture and monetization programs, which include the negotiation and execution of the Company’s innovative joint venture arrangements and the execution of various monetization transactions by Mr. Jacobson’s team, all in light of the impact of the foregoing on the Company’s overall outstanding performance.

The Compensation Committee has maintained Mr. Jacobson’s base salary at $800,000 since July 2008, and it will remain at that level through 2012 pursuant to his September 2009 employment agreement. Under his employment agreement, Mr. Jacobson’s annual bonus compensation may not exceed $1,201,000 for the three-year term of such agreement. Mr. Jacobson demonstrated exemplary performance in 2011. The Compensation Committee, therefore, believed his performance merited a cash bonus of $1,201,000 in 2011 and an increase in the value of restricted stock awarded to $5,401,807 from $4,016,900 in 2010.

Martha A. Burger

With respect to Ms. Burger’s 2011 compensation, the Compensation Committee considered her successful management of the Company’s more than 13,000 employees and approximate 25% full-time job growth rate in 2011, our recognition by Fortune magazine as one of the “100 Best Companies to Work For” in the U.S. for the fifth consecutive year (and the highest listed Oklahoma-based employer and the top ranked exploration and production company), the Company’s outreach and charitable giving programs and the day-to-day operation of the Company’s facilities, all in light of the impact of the foregoing on the Company’s overall outstanding performance.

The Compensation Committee has maintained Ms. Burger’s base salary at $700,000 since July 2008. Ms. Burger demonstrated exemplary performance in 2011. The Compensation Committee, therefore, believed her performance merited a cash bonus in an amount of $1,398,563 in 2011 and an increase in the value of restricted stock awarded to $2,725,602 from $2,200,950 in 2010.

Perquisites

As discussed above, the perquisites we provided in 2011 exclusively to our executive vice presidents and senior vice presidents (but not our CEO) include reimbursements of monthly country club dues (which were eliminated starting in 2012) and limited personal use of fractionally owned Company aircraft.

Termination Arrangements

We maintain employment agreements with the named executive officers, the material terms of which are described throughout this proxy statement. The Compensation Committee periodically reviews the terms of the agreements, generally focusing on the permitted activities allowed for the named executive officers and the competitiveness, value and adequacy of the severance arrangements. Please refer to the narrative to the Post-Employment Compensation tables beginning on page 33 for additional details of the termination arrangements for the named executive officers.

Because of the cyclical nature of the industry and prevalence of mergers and acquisitions, executives in our industry are almost always protected against termination without cause. These termination provisions are integral to our ability to attract and retain key talent. We also believe such protection enables our executives to make decisions that are focused on the creation of shareholder value rather than their career interests. Because our CEO is ultimately responsible for the vision of the Company and the execution of the Company’s business strategy, our Compensation Committee believes that the CEO is entitled to cash compensation and benefits for the remainder of his then-current employment agreement in addition to immediate vesting of all unvested equity compensation and unvested Company matching contributions under the nonqualified deferred compensation plan. For the Company’s other named executive officers, we believe payment of base salary for one year, payment of any remaining unpaid portion of their 2008 Incentive Award and immediate vesting of all unvested equity compensation is appropriate given the risk and responsibility they have assumed.

Change of Control

We recognize that the named executive officers are not likely to be retained by a successor in the event of a change of control of the Company. Therefore, we provide the named executive officers (other than the CEO) with two years cash compensation plus payment of any remaining unpaid portion of their 2008 Incentive Award to motivate the named executive officers to continue to work for the Company, even if they perceive that a change of control is imminent. For the CEO, we provide change of control cash severance benefits equal to three years’ compensation if the CEO’s services are not retained under reasonable terms by the successor, i.e., a “double trigger.” If a change of control payment is triggered, all outstanding equity awards under the Company’s equity compensation plans and unvested Company matching contributions under the nonqualified deferred compensation plan immediately vest.

Retirement

The Compensation Committee has approved provisions in the employment agreements of our CEO, executive vice presidents and senior vice presidents that provide for accelerated vesting of unvested equity compensation on retirement. The percentage of unvested equity compensation to be vested upon retirement ranges from 0% to 100% based on the executive’s age and years of service at retirement. This provision recognizes the longevity of our named executive officer team and, because we do not have a pension plan, is intended to provide an incentive to motivate our executives to remain with the Company until retirement.

Incapacity

With respect to the termination of an executive officer resulting from an officer’s incapacity preventing continued service to the Company, we provide a lump sum payment of 26 weeks of base salary and of any remaining unpaid portion of the 2008 Incentive Award, together with the immediate vesting of the executive officer’s unvested equity compensation and unvested Company matching contributions under the nonqualified deferred compensation plan, which is intended to bridge the officer’s transition to another vocation or permanent disability insurance coverage. For the CEO, we provide compensation in the event of a termination without cause pursuant to the CEO’s employment agreement if the CEO’s employment is terminated because of incapacity, less any payments under disability plans provided by the Company.

Death

In the event of a named executive officer’s death, we provide a lump sum payment of 52 weeks of base salary and any remaining unpaid portion of the 2008 Incentive Award, immediate vesting of the executive officer’s unvested equity compensation, and unvested Company matching contributions under the nonqualified deferred compensation plan. With respect to the CEO, we provide limited continuation of accounting support or financial advisory services for the CEO’s estate, as appropriate to respect the officer’s previous contributions to the Company.

Accounting and Tax Treatment of Compensation

In structuring executive compensation, the Company analyzes the anticipated accounting and tax treatment of various arrangements and payments. Accounting for compensation arrangements is prescribed by the Financial Accounting Standards Board. In determining the design of our incentive arrangements, the accounting and tax treatment or method was considered, but the accounting for or deductibility of compensation is not a determinative factor in compensation decisions. In 2011, we awarded compensation that is not deductible under Section 162(m) of the Code because we believed it was consistent with our compensation objectives and would be in the best interest of the Company and its shareholders. Section 162(m) limits the annual tax deduction to $1 million for compensation paid by a publicly held company to its chief executive officer and each of the company’s three other most highly compensated named executive officers (other than the chief financial officer), unless certain performance-based requirements are met. None of the compensation in excess of $1 million paid to these covered employees in 2011 qualified as Section 162(m) performance-based compensation. However, the annual incentive and PSU Awards for 2012 were designed with the intent to qualify as performance-based compensation under Section 162(m).

Stock Ownership

Minimum Stock Ownership Guidelines

We have established stock ownership levels for our executive officers, including the named executive officers, because we believe stock ownership directly aligns their interests with those of our shareholders. We believe that Mr. McClendon’s stock ownership level of 500% of his combined salary and cash bonus compensation is the highest ownership level required among his large-cap peer group CEOs. The ownership level for each of Messrs. Dell’Osso, Dixon and Jacobson is 25,000 shares of the Company’s common stock and for Ms. Burger is 10,000 shares of the Company’s common stock. All of the named executive officers are currently in compliance with the stock ownership provisions of their respective employment agreements.

The Compensation Committee reviews a report of each executive officer’s stock ownership in June and December of each year. If any shortfall of the ownership levels should occur, the Compensation Committee anticipates addressing the matter on a case-by-case basis after consideration of the executive’s historical ownership, the cause for the shortfall and the expected period of time for restoring the ownership level.

Prohibition of Margining and Derivative or Speculative Transactions

Our Insider Trading Policy prohibits margining and derivative or speculative transactions involving Company stock in aggregate amounts up to the level set according to each named executive officer’s minimum stock ownership guideline. The transactions covered by the policy include trading in puts, calls, covered calls or other derivative products involving Company stock; engaging in hedging or monetization transactions with respect to Company stock; holding Company stock in a margin account; or pledging Company stock as collateral for a loan. We believe these prohibitions ensure that that the minimum ownership levels are effective in aligning each officer’s interests with those of our shareholders.

Relationship between Compensation Program and Risk

Our Compensation Committee does not believe our compensation programs encourage excessive or inappropriate risk taking for the following reasons:

•

Our employees receive both fixed and variable compensation. The fixed (salary) portion provides a steady income regardless of the Company’s stock performance, which allows employees to focus on the Company’s business without an excessive focus on the Company’s stock price.

•

We utilize restricted stock awards and, starting in 2012 for executive officers, PSUs, rather than stock options, as variable compensation in recognition of employee and corporate performance. Our restricted stock awards typically vest over four years, and our PSUs generally have multiple year performance periods, which discourages short-term risk taking. Our PSUs are based, in part, on operational performance goals to ensure that executives are not rewarded solely on stock price performance.

•	Our minimum stock ownership guidelines encourage our directors and executives to maintain a long-term perspective.

•

Our prohibition on derivative or speculative transactions involving Company stock by directors and executive officers up to the minimum stock ownership guidelines reinforces the alignment of our directors’ and executives’ long-term interests with those of our shareholders.

•

With the exception of the utilization of PSUs and our AIP, which we believe do not encourage excessive or inappropriate risk taking, our compensation programs have been in place for many years and we have seen no evidence that they encourage excessive risk taking.

•	With the exception of the award of PSUs and awards made under the AIP, both of which are awarded

•	exclusively to our executive officers, essentially all of our employees participate in our compensation programs, which encourages consistent behavior across the Company.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis set forth above. Based on the review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s 2011 Form 10-K and this proxy statement.

Members of the Compensation Committee:

Frank Keating, Chairman

Kathleen M. Eisbrenner

Charles T. Maxwell

Executive Compensation Tables

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus(a)	Stock Awards(b)	Option Awards	Non- Equity Incentive Plan Compen- sation(c)	Change in Pension Value and Nonqualified Deferred Compen- sation Earnings(d)	All Other Compen- sation(e)	Total

Aubrey K.	2011	$975,000	$1,951,000	$13,627,556	$—	$—	$—	$1,314,520	$17,868,076
McClendon	2010	975,000	1,951,000	16,804,500	—	—	—	1,314,452	21,044,952
Chairman of the Board and Chief Executive Officer	2009	975,000	1,951,000	14,049,200	—	—	—	1,576,096	18,551,296

Domenic J.	2011	559,904	1,026,000	3,708,176	—	—	—	429,586	5,723,665
(“Nick”) Dell’Osso, Jr. Executive Vice President and Chief Financial Officer	2010	353,385	651,000	1,444,420	—	—	—	60,254	2,509,059

Steven C.	2011	860,000	3,764,125	6,813,778	—	—	—	791,632	12,229,535
Dixon	2010	860,000	3,764,125	5,099,200	—	—	—	697,969	10,421,294
Executive Vice	2009	860,000	3,764,125	3,053,550	—	—	—	609,398	8,287,073
President— Operations and Geosciences and Chief Operating Officer

Douglas J.	2011	800,000	3,604,125	5,401,087	—	—	—	678,690	10,483,902
Jacobson	2010	800,000	3,604,125	4,016,900	—	—	—	541,912	8,962,936
Executive Vice President— Acquisitions and Divestitures	2009	800,000	3,604,125	2,499,450	—	—	—	464,720	7,368,295

Martha A.	2011	700,000	1,398,563	2,725,602	—	—	—	525,957	5,350,122
Burger	2010	700,000	1,348,563	2,200,950	—	—	—	496,054	4,745,567
Senior Vice	2009	700,000	1,323,563	1,610,490	—	—	—	437,068	4,071,121
President— Human and Corporate Resources

(a)

The bonus amounts shown above as earned in 2011, 2010 and 2009 include (i) cash bonuses paid to the named executive officers in July of the respective year and January of the following year, (ii) the third, second and first installments of 2008 Incentive Awards paid on September 30, 2011, 2010 and 2009, respectively, to Messrs. Dixon and Jacobson and Ms. Burger in the amounts of $2,403,125, $2,403,125 and $432,563, respectively, and (iii) a special bonus of $100,000 awarded to Mr. Dell’Osso upon his promotion in 2010 to Executive Vice President and Chief Financial Officer.

(b)

These amounts represent the aggregate grant date fair value of the awards, determined in accordance with applicable financial accounting standards. The value ultimately realized by the executive upon the actual vesting of the awards may be more or less than the grant date fair value. Refer to the Grants of Plan-Based Awards Table for 2011 for additional information regarding restricted stock awards made to the named executive officers in 2011. No dividends are accrued or paid on restricted stock awards until vested.

(c)	The Company did not make any awards under non-equity incentive plans in 2011, 2010 or 2009.

(d)

The Company does not have a pension plan. In addition, our nonqualified deferred compensation plan does not provide for above-market or preferential earnings. Our nonqualified deferred compensation plan is discussed in detail in the narrative to the Nonqualified Deferred Compensation Table for 2011.

(e)	See the All Other Compensation Table below for additional information.

All Other Compensation Table

Name	Year	Personal Use of Fractionally Owned Company Aircraft(a)	Company Matching Contributions to Retirement Plans(b)	Other Perquisites and Benefits(c)	Total

Aubrey K. McClendon	2011 2010 2009	$500,000 500,000 445,984	$438,750 438,750 438,750	$375,770 375,702 691,361	$1,314,520 1,314,452 1,576,096

Domenic J. (“Nick”) Dell’Osso, Jr.	2011 2010	237,046 27,655	172,673 16,500	19,867 16,099	429,586 60,254

Steven C. Dixon	2011 2010 2009	439,230 332,063 251,066	333,000 333,000 333,000	19,402 32,906 25,332	791,632 697,969 609,398

Douglas J. Jacobson	2011 2010 2009	359,249 216,978 128,266	300,000 300,000 300,000	19,441 24,934 36,454	678,690 541,912 464,720

Martha A. Burger	2011 2010 2009	263,730 225,148 176,372	244,500 240,000 237,000	17,727 30,906 23,696	525,957 496,054 437,068

(a)

The value of personal use of fractionally owned Company aircraft is based on the incremental cost to the Company determined by the amount invoiced to the Company by NetJets for operating costs of such use, including the cost of fuel, trip-related maintenance, crew travel expenses, on-board catering, landing fees and trip-related parking/hangar costs, net of any applicable employee reimbursement. Since the fractionally owned Company aircraft are used primarily for business travel, we do not include the fixed costs that do not change based on the usage, such as purchase costs and maintenance costs not related to trips.

(b)

This column represents the matching contributions made by the Company for the benefit of the named executive officers under the 401(k) Plan and nonqualified deferred compensation plan. These plans are discussed in more detail in the narrative to the Nonqualified Deferred Compensation Table for 2011 beginning on page 32.

(c)

This column represents the value of other benefits provided to the named executive officers. Included are amounts for supplemental life insurance premiums for all named executive officers and, other than Mr. McClendon, amounts for financial advisory services and monthly country club dues (reimbursement for such dues by the Company was eliminated beginning in 2012). The amounts reported in this column for Mr. McClendon in 2011 include (i) $250,000 for the costs related to personal accounting support provided to Mr. McClendon by our employees, net of reimbursement, and (ii) $121,570 for personal security provided to Mr. McClendon. Personal accounting support costs for Mr. McClendon include the following with respect to personnel providing such support: (i) cash compensation; (ii) equity compensation; (iii) Company matching contributions under the 401(k) Plan and deferred compensation plan; (iv) Company-paid life insurance premiums; and (v) overhead (utilities, office equipment, health and welfare benefit plans, etc.). The named executive officers also receive benefits for which there is no incremental cost to the Company, such as tickets to certain sporting events.

Employment Agreements

Below is a discussion of the employment agreements that we have entered into with our named executive officers. In addition to the terms described below, the employment agreements provide that payments will be due to the named executive officers upon the occurrence of specified events, such as termination of their employment or a change of control of the Company. See page 33 under “—Post-Employment Compensation” for a discussion of payments due upon such events.

Aubrey K. McClendon

        The Company’s current employment agreement with Mr. McClendon was effective March 1, 2009 and has an initial term expiring on December 31, 2013, which term automatically extends for one additional year on each December 31 unless the Company provides 30 days prior notice of non-extension. Such agreement provides, among other things, for (i) an annual base salary capped at $975,000 for the initial five-year term of the agreement; (ii) eligibility for annual bonus compensation not to exceed $1,951,000 for the initial five-year term of the agreement; (iii) eligibility for equity awards under the Company’s stock compensation plans; and (iv) health and other benefits, including personal accounting support. Mr. McClendon is required by his employment agreement to reimburse the Company for 100% of the cash salaries, cash bonuses, and Chesapeake’s portion of payroll taxes of the personnel who provide him such accounting support. Additionally, the agreement requires Mr. McClendon to reimburse the Company for indirect costs related to employees providing personal accounting support, which is calculated by multiplying the total reimbursable compensation as described above by a percentage determined by the Compensation Committee and Mr. McClendon. In 2011, Mr. McClendon timely reimbursed the Company for all such costs.

The Company owns fractional interests in several aircraft through the NetJets program. For safety, security and efficiency, Mr. McClendon is required by his employment agreement to use aircraft owned or leased by the Company for business and personal use. Mr. McClendon is not contractually required to reimburse the Company for any costs related to such use; however, the Compensation Committee may permit Mr. McClendon to reimburse the Company for any such costs. After consultation between Mr. McClendon and the Compensation Committee, it was agreed that Mr. McClendon would reimburse the Company approximately $650,000 related to his personal use of the Company aircraft in 2011.

Domenic J. (“Nick”) Dell’Osso, Jr.

The Company’s current employment agreement with Mr. Dell’Osso, which was effective November 5, 2010 and expires on September 30, 2012, provides for (i) a base salary of at least $450,000, $500,000 and $600,000 for calendar years 2010, 2011 and 2012, respectively; (ii) a special bonus of $100,000 and grant of 20,000 restricted shares of the Company’s stock awarded in connection with Mr. Dell’Osso’s promotion in 2010 to Executive Vice President and Chief Financial Officer; (iii) eligibility for annual bonus compensation of at least $500,000 and $700,000 in 2011 and 2012, respectively; (iv) eligibility for equity awards with a value of at least $1,250,000 and $2,400,000 in 2011 and 2012, respectively, under the Company’s stock compensation plans; and (iv) health and other benefits.

Steven C. Dixon

The Company’s current employment agreement with Mr. Dixon, which expires on September 30, 2012, provides for (i) an annual base salary not to exceed $860,000; (ii) eligibility for annual bonus compensation not to exceed $1,361,000; (iii) eligibility for equity awards under the Company’s stock compensation plans; (iv) health and other benefits; and (v) a 2008 Incentive Award, payable in four equal annual cash installments of $2,403,125. The final installment of the 2008 Incentive Award will be paid in September 2012. See page 22 under “—Compensation Discussion and Analysis—2011 Named Executive Officer Compensation—2008 Incentive Awards” for a discussion of the 2008 Incentive Award.

Douglas J. Jacobson

The Company’s current employment agreement with Mr. Jacobson, which expires on September 30, 2012, provides for (i) an annual base salary not to exceed $800,000; (ii) eligibility for annual bonus compensation not to exceed $1,201,000; (iii) eligibility for equity awards under the Company’s stock compensation plans; (iv) health and other benefits; and (v) a 2008 Incentive Award, payable in four equal annual cash installments of $2,403,125. The final installment of the 2008 Incentive Award will be paid in September 2012. See page 22 under “—Compensation Discussion and Analysis—2011 Named Executive Officer Compensation—2008 Incentive Awards” for a discussion of the 2008 Incentive Award.

Martha A. Burger

The Company’s current employment agreement with Ms. Burger, which expires on September 30, 2012, provides for (i) an initial annual base salary of $700,000; (ii) eligibility for annual bonus compensation; (iii) eligibility for equity awards under the Company’s stock compensation plans; (iv) health and other benefits; and (v) a 2008 Incentive Award, payable in four equal annual cash installments of $432,563. The final installment of the 2008 Incentive Award will be paid in September 2012. See page 22 under “—Compensation Discussion and Analysis—2011 Named Executive Officer Compensation—2008 Incentive Awards” for a discussion of the 2008 Incentive Award.

In addition to the terms described below, the employment agreements provide that payments will be due to the named executive officers upon the occurrence of specified events, such as termination of their employment or a change of control of the Company. See page 33 under “—Post-Employment Compensation” for a discussion of payments due upon such events.

Non-Employment Agreement Benefits

Aircraft Usage

Under the Company’s policy regarding the use of fractionally owned Company aircraft, our executive officers (other than Mr. McClendon, who is required by his employment agreement to use fractionally owned Company aircraft as discussed above) are entitled to personal use of fractionally owned company aircraft for up to a specified amount of flight time per calendar year in North America, the Caribbean and Mexico. In 2011, 100 hours were awarded to Mr. Dixon, 75 hours were awarded to each of Mr. Jacobson and Mr. Dell’Osso and 60 hours were awarded to Ms. Burger. We apply the IRS’s Standard Industry Fare Level valuation methodology to determine the taxable compensation attributable to our executive officers’ personal usage of fractionally owned Company aircraft.

Engineering Support

Mr. McClendon receives support services from certain of the Company’s reservoir engineering staff who provide reserve data and analysis related to accounting and personal financing transactions entered into by Mr. McClendon with respect to certain of his interests in the Company’s wells acquired under the FWPP (such program is described under “Item 13. Certain Relationship and Related Transactions, and Director Independence—Transactions with Related Persons—Founder Well Participation Program” on page 39). In 2011, Mr. McClendon reimbursed the Company for the full cost of using such personnel, which was estimated to be approximately $315,000.

Personal Security

The Company’s executive security procedures, which prescribe the level of personal security to be provided to the CEO and other executive officers, are based on business-related security concerns and are an integral part of the Company’s overall risk management and security program. These procedures have been assessed by an independent security consulting firm and deemed necessary and appropriate for the protection of the named executive officers. The security services and equipment provided to the Company’s executive officers may be viewed as conveying personal benefits to the executives and, as a result, their values are required to be reported above in the Summary Compensation Table. In 2011, only the Company’s CEO received such services.

Grants of Plan-based Awards Table for 2011

Name	Grant Date	Approval Date(a)	All Other Stock Awards: Number of Shares of Stock(b)	Grant Date Fair Value(c)

Aubrey K. McClendon	January 3, 2011 July 1, 2011	December 16, 2010 June 9, 2011	250,000 232,560	$6,627,500 7,000,056

			482,560	13,627,556

Domenic J. (“Nick”) Dell’Osso, Jr.	January 3, 2011 July 1, 2011	December 16, 2010 June 9, 2011	55,000 74,755	1,458,050 2,250,126

			129,755	3,708,176

Steven C. Dixon	January 3, 2011 July 1, 2011	December 16, 2010 June 9, 2011	125,000 116,280	3,313,750 3,500,028

			241,280	6,813,778

Douglas J. Jacobson	January 3, 2011 July 1, 2011	December 16, 2010 June 9, 2011	100,000 91,365	2,651,000 2,750,087

			191,365	5,401,087

Martha A. Burger	January 3, 2011 July 1, 2011	December 16, 2010 June 9, 2011	50,000 46,515	1,325,500 1,400,102

			96,515	2,725,602

(a)

The Compensation Committee approved the restricted stock awards to the named executive officers at regularly scheduled meetings. Restricted stock awards approved on December 16, 2010 reflected a grant date of the first trading day of January 2011. Restricted stock awards approved on June 9, 2011 reflected a grant date of the first trading day of July 2011.

(b)	The restricted stock awards vest ratably over four years from the date of the award. No dividends are accrued or paid on restricted stock awards until vested.

(c)	The values shown in reference to restricted stock awards are based on the closing price of the Company’s common stock on the grant date.

Equity compensation for most of the Company’s employees, including the named executive officers, is reviewed in June and December of each year. As discussed under “—Compensation Discussion and Analysis—2011 Other Named Executive Officer Compensation” on page 23, restricted stock is awarded effective the first trading day of January and July based on amounts approved by the Compensation Committee at its December and June meetings, respectively.

Outstanding Equity Awards at Fiscal Year End 2011 Table

	Option Awards			Stock Awards
	Number of Securities Underlying Unexercised Options - Exercisable	Option Exercise Price	Option Expiration Date	Number of Shares of Stock That Have Not Vested(a)		Market Value of Shares of Stock That Have Not Vested(b)
Aubrey K. McClendon	—	$—	—	1,505,060	(c)	$33,547,787
Domenic J. (“Nick”) Dell’Osso, Jr.	—	—	—	202,054	(d)	4,503,784
Steven C. Dixon	30,000	5.20	July 23, 2012	515,030	(e)	11,480,019
	25,000	7.80	January 8, 2013
	22,500	10.08	June 24, 2013
Douglas J. Jacobson	10,000	10.08	June 24, 2013	395,840	(f)	8,823,274
Martha A. Burger	—	—	—	216,715	(g)	4,830,577

(a)	By their terms, all restricted stock awards vest ratably over four years from the grant date of the award.

(b)	The value shown is based on the closing price of the Company’s common stock on December 30, 2011, $22.29 per share.

(c)

Includes 82,500 shares of restricted stock granted January 2, 2008; 72,500 shares of restricted stock granted July 1, 2008; 187,500 shares of restricted stock granted January 2, 2009; 192,500 shares of restricted stock granted July 1, 2009; 337,500 shares of restricted stock granted January 4, 2010; 150,000 shares of restricted stock granted July 1, 2010; 250,000 shares of restricted stock granted January 3, 2011; and 232,560 shares of restricted stock granted July 1, 2011.

(d)

Includes 1,549 shares of restricted stock granted September 30, 2008; 15,000 shares of restricted stock granted January 2, 2009; 10,000 shares of restricted stock granted July 1, 2009; 15,000 shares of restricted stock granted January 4, 2010; 15,750 shares of restricted stock granted July 1, 2010; 15,000 shares of restricted stock granted November 5, 2010; 55,000 shares of restricted stock granted January 3, 2011; and 74,755 shares of restricted stock granted July 1, 2011.

(e)

Includes 16,500 shares of restricted stock granted January 2, 2008; 15,000 shares of restricted stock granted July 1, 2008; 2,250 shares of restricted stock granted October 1, 2008; 40,000 shares of restricted stock granted January 2, 2009; 42,500 shares of restricted stock granted July 1, 2009; 75,000 shares of restricted stock granted January 4, 2010; 82,500 shares of restricted stock granted July 1, 2010; 125,000 shares of restricted stock granted January 3, 2011; and 116,280 shares of restricted stock granted July 1, 2011.

(f)

Includes 11,500 shares of restricted stock granted July 1, 2008; 1,725 shares of restricted stock granted October 1, 2008; 32,500 shares of restricted stock granted January 2, 2009; 35,000 shares of restricted stock granted July 1, 2009; 60,000 shares of restricted stock granted January 4, 2010; 63,750 shares of restricted stock granted July 1, 2010; 100,000 shares of restricted stock granted January 3, 2011; and 91,365 shares of restricted stock granted July 1, 2011.

(g)

Includes 8,000 shares of restricted stock granted July 1, 2008; 1,200 shares of restricted stock granted October 1, 2008; 21,000 shares of restricted stock granted January 2, 2009; 22,500 shares of restricted stock granted July 1, 2009; 33,750 shares of restricted stock granted January 4, 2010; 33,750 shares of restricted stock granted July 1, 2010; 50,000 shares of restricted stock granted January 3, 2011; and 46,515 shares of restricted stock granted July 1, 2011.

Option Exercises and Stock Vested Table for 2011

Name	Stock Awards
	Number of Shares Acquired on Vesting	Value Realized on Vesting(a)
Aubrey K. McClendon	677,500	$18,912,613
Domenic J. (“Nick”) Dell’Osso, Jr.	29,300	808,903
Steven C. Dixon	213,375	6,074,721
Douglas J. Jacobson	157,740	4,526,705
Martha A. Burger	106,830	3,072,888

(a)	The value shown is based on the closing price of the Company’s common stock on the vesting dates.

Nonqualified Deferred Compensation Table for 2011

Name	Executive Contribution in Last Fiscal Year(a)	Registrant Contributions in Last Fiscal Year(b)	Aggregate Earnings in Last Fiscal Year	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last Fiscal Year- End(c)
Aubrey K. McClendon	$416,750	$416,750	$(1,258,544)	$—	$7,150,242
Domenic J. (“Nick”) Dell’Osso, Jr.	249,923	156,173	(34,805)	—	420,064
Steven C. Dixon	311,000	311,000	(373,887)	—	4,191,357
Douglas J. Jacobson	278,000	278,000	(225,118)	—	3,090,896
Martha A. Burger	222,500	222,500	(260,371)	—	3,511,364

(a)	Executive contributions are included as compensation in the Salary and Bonus columns of the Summary Compensation Table.

(b)	Company matching contributions are included as compensation in the All Other Compensation column of the Summary Compensation Table.

(c)

The aggregate balances shown in this column include amounts that were reported in previous years as compensation to the executive officers as follows: Mr. McClendon $4,831,813, Mr. Dell’Osso $43,750, Mr. Dixon $2,818,124, Mr. Jacobson $2,479,510 and Ms. Burger $856,250.

The Company maintains the Chesapeake Energy Corporation Amended and Restated Deferred Compensation Plan (the “DCP”), a nonqualified deferred compensation plan. In 2011, the Company matched employee-participant contributions to the DCP, on a quarterly basis in arrears, in our common stock dollar for dollar for up to 15% of the employee-participant’s base salary and bonus in the aggregate for the 401(k) Plan and the DCP. Each quarterly matching contribution to the DCP vests at the rate of 25% per year over four years from the date of each contribution. At age 55 with at least 10 years of service with the Company, all currently unvested and future matching contributions are deemed 100% vested.

Non-employee directors are able to defer up to 100% of director fees into the DCP. Mr. Davidson and Senator Nickles deferred director fees into the DCP in 2011. Director contributions to the DCP are not eligible for matching contributions.

Participant contributions to the DCP are held in “Rabbi trusts”. Notional earnings on participant contributions are credited to each participant’s account based on the market rate of return of the available benchmark investment alternatives offered under the DCP. The benchmark investments are indexed to traded mutual funds and each participant allocates his or her contributions among the investment alternatives. Participants may change the asset allocation of their account balance or make changes to the allocation for future contributions at any time. Any unallocated portion of a participant’s account is deemed to be invested in the money market fund.

In 2011, the benchmark investments and their respective notional annual rates of return for the DCP were the following:

Benchmark Investment	2011 Rate of Return
3 Month T-Bill Index	0.05%
Barclays Capital US Aggregate Bond Index	7.84%
Barclays U.S. TIPS Index	13.56%
Russell 1000 Value Index	0.39%
S&P 500 Index	2.11%
Russell 1000 Growth Index	2.64%
Russell Midcap Value Index	-1.38%
Russell Mid-cap Index	-1.55%
Russell Midcap Growth Index	-1.65%
Russell 2000 Value Index	-5.50%
Russell 2000 Index	-4.18%
Russell 2000 Growth Index	-2.91%
MSCI EAFE Value Index	-12.17%
MSCI EAFE Growth Index	-12.11%
S&P GSCI U.S. Commodity Index	-1.18%

Employees participating in the DCP who retire or terminate employment after attainment of age 55 with at least 10 years of service can elect to receive distributions of their vested account balances in full or partial lump sum payments or in installments up to a maximum of 20 annual payments. Upon retirement or termination of employment prior to the attainment of age 55 and at least 10 years of service with the Company, the employee will receive his or her entire account balance in a single lump sum. Participants can modify the distribution schedule for a retirement/termination distribution from lump sum to annual installments or from installments to lump sum if such modification requires that payments commence at least five years after retirement/termination and the modification is filed with the plan administrator at least twelve months prior to retirement/termination. Distributions from the DCP upon the death of a participant will be made in a single lump sum and upon a participant’s disability, as defined in the DCP, based on the participant’s retirement/termination distribution election. The Company has sole discretion to accelerate vesting of unvested Company matching contributions upon a participant’s death or disability. Under each named executive officer’s employment agreement, his or her unvested Company matching contributions in any nonqualified deferred compensation plan will become fully vested upon a termination without cause or upon his or her death or incapacity. Employees who are considered “key employees” for purposes of Section 409A of the Code must wait six months after retirement/termination before distributions may begin.

Any assets placed in trust by the Company to fund future obligations of the DCP are subject to the claims of creditors in the event of insolvency or bankruptcy, and participants are general creditors of the Company as to their deferred compensation in the DCP.

Post-Employment Compensation

As discussed on page 24 under “—Compensation Discussion and Analysis—Termination Arrangements”, we provide our key employees and officers with certain compensation guarantees in the event of a termination without cause, change of control, retirement, incapacity or death. The termination arrangements with respect to our named executive officers are contained in their respective employment agreements and our long term incentive and deferred compensation plans. The discussion below describes these arrangements.

Termination without Cause

The Company may terminate its employment agreements with its named executive officers at any time without cause; however, upon such termination the named executive officers are entitled to continue to receive the following:

Aubrey K. McClendon. Base salary on the date of termination plus annual bonus compensation received during the twelve-month period preceding the termination date (collectively, “Base Compensation”) and benefits, including office space and personnel to provide accounting support and other services for personal business, investments and activities of Mr. McClendon and his immediate family members (subject to reimbursement as described under “—Summary Compensation Table—Employment Agreements—Aubrey K. McClendon” above), and fractionally owned Company aircraft usage, but excluding participation in any retirement or deferred compensation plan, for the balance of the contract term. In addition, any unvested equity awards and deferred compensation will become immediately vested upon such termination.

Other Named Executive Officers. Base salary for 52 weeks, accelerated vesting of unvested equity compensation and unvested Company matching contributions under the 401(k) Plan and deferred compensation plan, plus acceleration of any unpaid installments of his or her 2008 Incentive Award, if applicable. If good reason exists for a named executive officer’s termination of his or her employment agreement, such as the elimination of the named executive officer’s position or a reduction in the named executive officer’s duties and/or reassignment of the named executive officer to a new position of less authority or reduction in base salary, then, subject to a cure period, such a termination will be treated as a termination without cause and the named executive officer will be entitled to the aforementioned severance benefits.

Change of Control

Upon a change of control, each named executive officer is entitled to the following:

Aubrey K. McClendon. If within three years after a change of control any one of the events described below occurs (each a “Change of Control Termination”), a severance payment in an amount equal to three times his Base Compensation paid over the remaining term of the agreement (unless Mr. McClendon elects to be paid in a lump sum) and immediate vesting of his unvested equity compensation and deferred compensation:

•	his employment agreement expires in accordance with its terms;

•	his employment agreement is not extended and he resigns within one year after such non-extension;

•	a required relocation of more than 25 miles from his then current place of employment;

•	a default by the Company under his employment agreement;

•	the failure by the Company after a change of control to obtain the assumption of his employment agreement by any successor or parent of the Company; or

•	after a change of control, he agrees to remain employed by the Company for a period of three months to assist in the transition and thereafter resigns.

Other Named Executive Officers. A severance payment in an amount equal to 200% of the sum of (i) the named executive officer’s base salary as of the date of the change of control and (ii) bonus compensation paid to the named executive officer during the twelve-month period immediately prior to the change of control. In addition, all unvested equity compensation, 401(k) Plan amounts and deferred compensation will immediately vest and, if applicable, the remaining unpaid portion of the named executive officer’s 2008 Incentive Award will be paid in a lump sum.

A Change of Control is defined in our named executive officers’ employment agreements to include:

(1) a person acquiring beneficial ownership of 30% or more of the Company’s outstanding common stock or the voting power of the Company’s existing voting securities unless one of the circumstances described in clause 3(i), (ii) and (iii) below exists or it is an acquisition directly from the Company or an acquisition by the Company or a Company employee benefit plan or, in the case of the employment agreements of named executive officers other than Mr. McClendon, an acquisition by or sponsored by Mr. McClendon;

(2) a majority of the members of the Incumbent Board is replaced by directors who were not nominated or elected by the Incumbent Board (the current directors and directors later nominated or elected by a majority of such directors are referred to as the “Incumbent Board”);

(3) the consummation of a business combination such as a reorganization, merger, consolidation or sale of all or substantially all of the Company’s assets unless following such business combination (i) the persons who beneficially owned the Company’s common stock and voting securities immediately prior to the business combination beneficially own more than 60% of such securities of the corporation resulting from the business combination in substantially the same proportions, (ii) no person beneficially owns 30% or more of such securities of the corporation resulting from the business combination unless such ownership existed prior to the business combination, and (iii) a majority of the members of the board of directors of the corporation resulting from the business combination were members of the Incumbent Board at the time of the execution or approval of the business combination agreement; and

(4) the approval by the shareholders of a complete liquidation or dissolution of the Company.

Retirement

Upon retirement after the attainment of age 55 and specified length of service conditions set forth in each named executive officer’s employment agreement, each named executive officer will be eligible for immediate vesting of a specified portion of his or her unvested deferred compensation and equity compensation. The percentage of unvested equity compensation to be vested upon retirement ranges from 0% to 100% based on the executive’s age and years of service at retirement.

If Mr. McClendon retires from the Company prior to December 31, 2013, within 180 days after his retirement date Mr. McClendon would be required to pay to the Company an amount equal to the original $75 million amount of his 2008 well cost incentive award multiplied by a percentage equal to the number of full calendar months remaining between his termination date and December 31, 2013 divided by 60 months. Please read “Item 13. Certain Relationships and Related Transactions, and Director Independence—Transactions with Related Persons—Founder Well Participation Program” beginning on page 39 for more information regarding the FWPP.

Incapacity

If a named executive officer becomes incapacitated, as determined by the Company’s Board, and is unable to perform the duties set out in his or her employment agreement for a period of three consecutive months (four consecutive months for Mr. McClendon), the Board may terminate his or her services. If such a termination should occur, the named executive officer is entitled to receive the following, which will be reduced by any benefits payable under disability plans provided by the Company:

Aubrey K. McClendon. Base Compensation and benefits, including office space and personnel to provide accounting support and other services for personal business, investments and activities of Mr. McClendon and his immediate family members (subject to reimbursement as described under “—Employment Agreements—Aubrey K. McClendon” above), and fractionally owned Company aircraft usage, but excluding participation in any retirement or deferred compensation plan, for the balance of the contract term. In addition, any unvested equity awards and deferred compensation will become immediately vested upon such termination.

Other Named Executive Officers. A lump sum payment of 26 weeks of base salary, accelerated vesting of unvested equity compensation and unvested Company matching contributions under the 401(k) Plan and deferred compensation plan, plus acceleration of any unpaid portion of the 2008 Incentive Award, if applicable.

Death

If a named executive officer dies during the term of his or her employment agreement, the named executive officer’s estate is entitled to receive the following:

Aubrey K. McClendon. Continuation of base salary and accounting support for 52 weeks after the date of death. In addition, any unvested equity compensation and unvested Company matching contributions under the deferred compensation plan will vest upon death.

Other Named Executive Officers. A lump sum payment of 52 weeks of base salary, accelerated vesting of unvested equity compensation and unvested Company matching contributions under the 401(k) Plan and deferred compensation plan, plus acceleration of any unpaid portion of the 2008 Incentive Award, if applicable.

Payment Conditions

The named executive officers’ employment agreements also provide for a six-month non-competition period after termination of employment and prohibit disclosure of confidential information for a three-year period (or, with respect to Mr. McClendon, a one-year period) following the termination of the agreement. However, in accordance with Mr. McClendon’s employment agreement, compensation due Mr. McClendon as a result of a termination without cause, change of control or his incapacity would be paid out over the then remaining term of his employment agreement, which extends his agreement not to compete with the Company through the term of such payment, plus six months. In addition, the agreements with our executive officers contain non-solicitation restrictions with respect to employees, contractors, customers, vendors and subcontractors.

Termination and Change of Control Tables

The tables below provide estimates of the compensation and benefits that would have been payable under each of the above described arrangements if such termination events had been triggered as of December 31, 2011.

Aubrey K. McClendon

Executive Benefits and Payments Upon Separation	Termination without Cause	Change of Control(a)	Retirement	Incapacity of Executive	Death of Executive
Compensation:
Cash Severance(b)	$14,630,000	$8,778,000	$—	$14,630,000	$975,000
Potential 2008 Well Cost Incentive Award Clawback	—	—	(30,000,000)	—	—
Acceleration of Equity Compensation:
Restricted Stock Awards	33,547,787	33,547,787	—	33,547,787	33,547,787
Deferred Comp Plan Matching	892,937	892,937	—	892,937	892,937
Benefits and Perquisites:
Benefit Continuation(c)	1,301,820	—	—	1,301,820	250,000
Accrued Vacation Pay	78,596	78,596	78,596	78,596	78,596
Personal Travel on Fractionally Owned Company Aircraft(b)	2,500,000	—	—	2,500,000	—

TOTAL	$52,951,141	$43,297,320	$(29,921,404)	$52,951,141	$35,744,320

(a)	Assumes the occurrence of a Change of Control Termination following a change of control.

(b)

Amounts and benefits payable under Termination without Cause and Incapacity of Executive will be paid over the balance of the term of the employment agreement (a five-year period assumed). Amounts payable as a result of incapacity would be reduced by any benefits payable under disability plans provided by the Company.

(c)	Amounts consist of health, life and disability insurance benefits and personal accounting support.

Domenic J. (“Nick”) Dell’Osso, Jr.

Executive Benefits and Payments Upon Separation	Termination without Cause	Change of Control	Retirement	Incapacity of Executive	Death of Executive
Compensation:
Cash Severance	$600,000	$2,952,000	$—	$300,000	$600,000
Acceleration of Equity Compensation:
Restricted Stock Awards	4,503,784	4,503,784	—	4,503,784	4,503,784
401(k) Plan and Deferred Comp Plan Matching	150,770	150,770	—	150,770	150,770
Benefits and Perquisites:
Accrued Vacation Pay	30,095	30,095	30,095	30,095	30,095

TOTAL	$5,284,649	$7,636,649	$30,095	$4,984,649	$5,284,649

Steven C. Dixon

Executive Benefits and Payments Upon Separation	Termination without Cause	Change of Control	Retirement	Incapacity of Executive	Death of Executive
Compensation:
Cash Severance	$860,000	$4,442,000	$—	$430,000	$860,000
Acceleration of 2008 Incentive Award	2,403,125	2,403,125	—	2,403,125	2,403,125
Acceleration of Equity Compensation:
Restricted Stock Awards	11,480,019	11,480,019	—	11,480,019	11,480,019
Deferred Comp Plan Matching	668,499	668,499	—	668,499	668,499
Benefits and Perquisites:
Accrued Vacation Pay	5,075	5,075	5,075	5,075	5,075

TOTAL	$15,416,718	$18,998,718	$5,075	$14,986,718	$15,416,718

Douglas J. Jacobson

Executive Benefits and Payments Upon Separation	Termination without Cause	Change of Control	Retirement	Incapacity of Executive	Death of Executive
Compensation:
Cash Severance	$800,000	$4,002,000	$—	$400,000	$800,000
Acceleration of 2008 Incentive Award	2,403,125	2,403,125	—	2,403,125	2,403,125
Acceleration of Equity Compensation:
Restricted Stock Awards	8,823,274	8,823,274	8,823,274	8,823,274	8,823,274
Deferred Comp Plan Matching	671,710	671,710	671,710	671,710	671,710
Benefits and Perquisites:
Accrued Vacation Pay	40,969	40,969	40,969	40,969	40,969

TOTAL	$12,739,078	$15,941,078	$9,535,953	$12,339,078	$12,739,078

Martha A. Burger

Executive Benefits and Payments Upon Separation	Termination without Cause	Change of Control	Retirement	Incapacity of Executive	Death of Executive
Compensation:
Cash Severance	$700,000	$3,262,000	$—	$350,000	$700,000
Acceleration of 2008 Incentive Award	432,563	432,563	—	432,563	432,563
Acceleration of Equity Compensation:
Restricted Stock Awards	4,830,577	4,830,577	4,830,577	4,830,577	4,830,577
Deferred Comp Plan Matching	564,734	564,734	564,734	564,734	564,734
Benefits and Perquisites:
Accrued Vacation Pay	45,142	45,142	45,142	45,142	45,142

TOTAL	$6,573,016	$9,135,016	$5,440,453	$6,223,016	$6,573,016

In addition to the amounts shown above, the named executive officers would have been entitled to receive the distributions reflected in the Aggregate Balance at Last Fiscal Year-End column of the Nonqualified Deferred Compensation Table for 2011 below (payments of which may be deferred to satisfy the provisions of Section 409A or made over time pursuant to individual elections).

Director Compensation

In 2011, we amended our non-employee director compensation program to remove per meeting fees and change from share-based to value-based equity grants, which resulted in fewer shares being awarded to the directors and lower overall compensation. The Board is currently reviewing its compensation for 2012 and beyond, but anticipates that it will include the following:

•	an annual retainer of $150,000, payable in quarterly installments of $37,500;

•	quarterly grants of restricted stock with a value to be determined by the Board; and

•	an annual grant of restricted stock for the lead independent director and chairman of each of the committees of the Board with values to be determined by the Board.

Restricted stock grants vest 25% immediately upon award and 75% ratably over the three years following the date of award.

The grants of restricted stock are made from our LTIP. In 2011, equity awards were made on June 10, 2011 and September 23, 2011. Under the Company’s 2003 Stock Award Plan for Non-Employee Directors (the “2003 Plan”), each newly appointed non-employee director is awarded 10,000 shares of our common stock on his or her first day of service. As such, Mr. Simpson was awarded 10,000 shares of our common stock upon his election to our Board on June 10, 2011. Directors are also reimbursed for travel and other expenses directly related to their service as directors.

Directors are eligible to defer any or all of their annual retainers through the Company’s deferred compensation plan on a tax-favored basis. Deferrals into the plan are not matched or subsidized by the Company nor are they eligible for above-market or preferential earnings. Please refer to the narrative to the Nonqualified Deferred Compensation Table for 2011 on page 32 for more information about the plan. In addition, the Company has established a guideline for non-employee directors to hold at least 15,000 shares of the Company’s common stock at all times while serving as a director. Newly appointed directors are generally given three years from the date of appointment to comply with this guideline. Failure to comply with this guideline or potential deferrals of the guideline due to hardship are addressed on a case-by-case basis by the Board. There were no failures or deferrals in 2011.

Under the Company’s policy regarding the use of fractionally owned Company aircraft, our directors are provided access to fractionally owned Company aircraft for travel to and from Board meetings. For Board meetings and other Company activities at which the attendance of a director’s spouse is also requested by the Company (generally twice per year), we make tax gross-up payments to the director for taxable compensation attributable to the director for such spouse travel. In addition, each non-employee director is entitled to personal use of fractionally owned Company aircraft for up to 40 hours of flight time per calendar year. We apply the Standard Industry Fare Level valuation methodology used by the Internal Revenue Service (the “IRS”) to determine the taxable compensation attributable to our directors’ personal usage of fractionally owned Company aircraft.

Director Compensation Table for 2011

Name	Fees Earned or Paid in Cash(a)	Stock Awards(b)	Option Awards(c)	All Other Compensation(d)	Total
Richard K. Davidson	$153,500	$232,773	$—	$204,153	$590,426
Kathleen M. Eisbrenner	154,583	232,773	—	174,449	561,805
V. Burns Hargis	153,500	257,771	—	154,194	565,465
Frank Keating	153,500	247,772	—	157,960	559,232
Charles T. Maxwell	153,500	232,773	—	—	386,273
Merrill A. (“Pete”) Miller, Jr.	150,000	267,771	—	154,938	572,709
Don Nickles	153,500	247,772	—	168,069	569,341
Louis A. Simpson	93,173	525,173	—	29,392	647,738
Frederick B. Whittemore(e)	75,000	219,300	—	51,178	345,478

(a)	Includes annual retainer and per meeting fees until such meeting fees were eliminated in June 2011.

(b)

Reflects the aggregate grant date fair value of 2011 restricted stock awards computed in accordance with applicable financial accounting standards. On June 10, 2011 and September 23, 2011, respectively, each of the non-employee directors received an award of 6,250 and 1,921 shares of restricted stock with a grant date fair value of $182,750 and $50,023, respectively. For their additional responsibilities on the Board, on September 23, 2011, Messrs. Hargis and Miller, Governor Keating and Senator Nickles received 960, 1,344, 576 and 576 additional shares of restricted stock, respectively, with a grant date fair value of $24,998, $34,998, $14,999 and $14,999, respectively, due to their service as committee chairmen or lead independent director. As of December 31, 2011, the aggregate number of shares of unvested restricted stock held by each of the non-employee directors was as follows: Messrs. Davidson and Maxwell, 15,502; Ms. Eisbrenner and Mr. Simpson, 6,127; Mr. Hargis, 16,222; Governor Keating, 15,934; Mr. Miller, 16,510; Senator Nickles, 15,934; and Mr. Whittemore, 7,500. On June 10, 2011, Mr. Simpson received an award of 10,000 shares of common stock with a value of $292,400, which is based on the closing price of the Company’s common stock on the date of the award, pursuant to the 2003 Plan.

(c)

The Company granted no stock options in 2011. As of December 31, 2011, the aggregate number of shares of common stock subject to stock options held by each of the non-employee directors was as follows: Mr. Maxwell, 12,500; Senator Nickles, 25,000; and Mr. Whittemore, 72,500.

(d)

Includes the directors’ personal use of fractionally owned Company aircraft. The value of the personal use of fractionally owned Company aircraft is based on the incremental cost to the Company determined by the amount invoiced to the Company by NetJets for the operating costs of such use, including the cost of fuel, trip-related maintenance, crew travel expenses, on-board catering, landing fees and trip-related parking/hangar costs. Since the fractionally owned Company aircraft are used primarily for business travel, we do not include the fixed costs that do not change based on the usage, such as purchase costs and maintenance costs not related to trips.

(e)

Mr. Whittemore retired as a director at the conclusion of the annual meeting in June 2011. Mr. Whittemore was one of our founding directors, and in recognition of his service as a director for 16 years, was asked to serve as a director emeritus where he will be available for consultation but will not attend Board meetings or vote on Board matters. Mr. Whittemore’s “Stock Awards” column includes one grant of 7,500 shares of restricted stock that will vest ratably over his three-year service as director emeritus. In accordance with his restricted stock award agreements, the Company accelerated the vesting of his previously awarded restricted stock upon his retirement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides information as of December 31, 2011 about shares of the Company’s common stock issuable under the equity compensation plans we maintain for our employees, consultants and directors:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders	515,261	$11.41	9,312,586	(1)
Equity compensation plans not approved by shareholders	536,153	$8.34	—

TOTAL	1,051,414	$9.84	9,312,586

(1)

Consists of 9,193,144 shares available under the LTIP, 89,442 shares available for issuances of restricted stock and shares underlying stock options granted under our 2003 Stock Incentive Plan and 30,000 shares of common stock issuable under our 2003 Stock Award Plan for Non-Employee Directors. As shown in the table below, only 6,172,982 shares remain available for issuance under the LTIP, 2003 Stock Incentive Plan and 2003 Stock Award Plan for Non-Employee Directors after accounting for awards made to employees in the first quarter of 2012.

The material features of all our plans are described in note 8 of the notes to our financial statements included in the Company’s Form 10-K for the fiscal year ended December 31, 2011 filed on February 29, 2012.

As of April 10, 2012, stock options outstanding and shares available for issuance under the Company’s stock incentive plans are the following:

	LTIP	2003 Stock Incentive Plan	Terminated Plans	Total
Outstanding stock options, 12/31/11	100,000	—	951,414	1,051,414
Granted	—	—	—	—
Exercised	—	—	(110,028)	(110,028)
Canceled/forfeited	—	—	—	—
Outstanding stock options, 4/10/12	100,000	—	841,386	941,386

Shares available for future awards, 12/31/11	9,193,144	89,442	—	9,312,586 (a)
Regular semi-annual and new hire awards(b)	(4,525,663)	(182,619)	—	(4,708,282)
Canceled/forfeited/traded for taxes	1,459,828	108,850	—	1,568,678
Shares available for future awards, 4/10/12(c)	6,127,309	15,673	—	6,172,982

(a)

Amount includes 30,000 shares of common stock issuable under our 2003 Stock Award Plan for Non-Employee Directors. Because only unrestricted stock is awarded from this plan, there are no unvested awards or any outstanding options under this plan.

(b)	Amounts represent shares of restricted stock awarded Company-wide on January 3, 2012 and to newly hired employees on the last trading days of January, February and March 2012.
(c)	As of April 10, 2012, the Company had 20,430,694 shares of granted, but unvested, restricted stock outstanding.

As of April 10, 2012, the weighted average exercise price of all outstanding stock options is $10.1687 per share and the weighted average remaining contractual life is approximately 1.22.

The selection of officers, employees, consultants and non-employee directors who will receive future awards under the LTIP and the size and types of awards will be determined by the ECBC, Compensation Committee and Board, as applicable. The Board is currently reviewing the equity compensation of non-employee directors for 2012. It is not possible to predict the benefits or amounts that will be received by, or allocated to, particular individuals or groups eligible to receive future awards.

Beneficial Ownership

The table below sets forth (i) the name and address and beneficial ownership of each person known by management to own beneficially more than 5% of our outstanding common stock, and (ii) the beneficial ownership of common stock of our nominees, directors and named executive officers and all directors and executive officers of the Company as a group. Unless otherwise noted, information is given as of April 10, 2012 and the persons named below have sole voting and/or investment power with respect to such shares.

	Common Stock
Beneficial Owner	Outstanding Shares		Share Equivalents		Total Ownership		Percent of Class
Southeastern Asset Management, Inc. 6410 Poplar Ave., Suite 900 Memphis, TN 38119	87,390,524		—		87,390,524	(a)	13.2%
Wellington Management Company, LLP. 280 Congress Street Boston, MA 02210	50,485,371		—		50,485,371	(b)	7.6%
Aubrey K. McClendon	1,780,170	(c)	—		1,780,170		*
Steven C. Dixon	535,380	(d)(e)	77,500	(f)	612,880		*
Douglas J. Jacobson	512,723		10,000	(f)	522,723		*
Louis A. Simpson	522,546	(h)	—		522,546		*
Richard K. Davidson	202,324	(d)(e)	—		202,324		*
Martha A. Burger	192,076	(d)	—		192,076		*
Charles T. Maxwell	96,043	(g)	12,500	(f)	108,543		*
Merrill A. (“Pete”) Miller, Jr.	107,607		—		107,607		*
Don Nickles	78,554	(d)	25,000		103,554		*
Domenic J. (“Nick”) Dell’Osso, Jr.	63,957	(d)	—		63,957		*
Frank Keating	51,545		—		51,545		*
V. Burns Hargis	38,758		—		38,758		*
Kathleen M. Eisbrenner	11,908		—		11,908		*
All directors and executive officers as a group	4,193,591		125,000		4,318,591		*

*	Less than 1%.

(a)

This information is as of December 31, 2011, as reported in a Schedule 13G/A filed jointly by Southeastern Asset Management, Inc. and O. Mason Hawkins on February 6, 2012. The Schedule 13G/A reports (i) sole power to vote or to direct the vote of 50,337,276 shares; (ii) shared power to vote or direct the vote of 27,410,576 shares with Longleaf Partners Funds Trust; (iii) no power to vote 9,642,672 shares; (iv) sole power to dispose or to direct the disposition of 59,979,948 shares; and (v) shared power to dispose or to direct the disposition of 27,410,576 shares with Longleaf Partners Funds Trust.

(b)

This information is as of December 31, 2011, as reported in a Schedule 13G filed by Wellington Management Company, LLP on February 14, 2012. The Schedule 13G reports shared power to vote or to direct the vote of 37,909,755 shares as an investment adviser and shared power to dispose or to direct the disposition of 50,485,371 shares as an investment adviser.

(c)

Includes: (i) 13,671 shares held by Chesapeake Investments, an Oklahoma limited partnership of which Mr. McClendon is sole general partner; (ii) 114,891 shares purchased on behalf of Mr. McClendon in the 401(k) Plan; (iii) 102,118 shares of vested common stock purchased on behalf of Mr. McClendon in the Chesapeake Energy Corporation Deferred Compensation Plan; and (iv) 1,095 shares held by Mr. McClendon’s son who shares the same household.

(d)

Includes shares held in the 401(k) Plan (Mr. Dixon, 27,826 shares; Mr. Jacobson, 17,078 shares; Ms. Burger, 28,432 shares; and Mr. Dell’Osso, 2,789 shares) and shares of vested common stock held in the Chesapeake Energy Corporation Deferred Compensation Plan (Mr. Dixon, 54,790 shares; Mr. Jacobson, 29,864 shares; Mr. Davidson, 6,653 shares; Ms. Burger, 30,224 shares; Senator Nickles, 4,214 shares; and Mr. Dell’Osso, 112 shares).

(e)	Includes shares held in grantor retained annuity trusts (Mr. Dixon, 170,115; and Mr. Davidson, 194,688).

(f)	Represents shares of common stock which can be acquired through the exercise of stock options on April 10, 2012 or within 60 days thereafter.

(g)	Shares held by the Maxwell Family Living Trust in bank or brokerage margin accounts or escrow accounts securing brokerage accounts.

(h)	Includes 10,000 shares held by Mr. Simpson’s wife and Mr. Simpson disclaims beneficial ownership of such shares.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

The Company has adopted written policies and procedures for the Audit Committee’s review of any transaction, arrangement or relationship or series of similar transactions, arrangements or relationships (including any indebtedness or guarantee of indebtedness) in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) the Company is a participant, and (3) any of its directors, executive officers, or greater than 5% shareholders, or any of their immediate family members, has or will have a material direct or indirect interest. The Audit Committee approves or ratifies only those transactions that it determines in good faith are in, or are not inconsistent with, the best interests of the Company and its shareholders.

Oklahoma City Thunder

In 2011, Chesapeake entered into a license and naming rights agreement with The Professional Basketball Club, LLC (“PBC”) for an arena in downtown Oklahoma City formerly known as the Ford Center. PBC is the owner of the Oklahoma City Thunder (the “Thunder”) basketball team, a National Basketball Association (“NBA”) franchise and the arena’s primary tenant. Mr. McClendon has a 19.2% equity interest in PBC. Under the terms of the agreement, Chesapeake has committed to pay fees ranging from $2.9 million, the amount payable for the 2011-2012 season, escalating ratably to $4.1 million payable in 2023 for the arena naming rights and other associated benefits. As a result of the NBA lockout at the beginning of the 2011 season, a fee reduction of $480,000 will be applied to the 2012-2013 season. The naming rights provide Chesapeake with enhanced public awareness through recognition locally, nationally and internationally. Mr. McClendon has committed to make annual charitable contributions for the benefit of Oklahoma schools equal to his percentage ownership of the Thunder (19.2%) times the fees paid by the Company under the naming rights agreement for at least each of the first two seasons covered by the agreement.

In 2011, the Company also entered into a 12-year sponsorship agreement, committing to pay an average annual fee of $3.0 million for advertising, use of an arena suite and other benefits. For the 2011-2012 season, the Company paid a fee of $1.9 million pursuant to the sponsorship agreement, which included a reduction of $433,000 as a result of the NBA lockout at the beginning of the season. In 2011, the Company paid approximately $1.4 million in connection with 2011 home playoff games and also purchased Thunder game tickets for the 2011-2012 regular season home games for approximately $3.2 million. The Company is committed to purchase tickets for any 2012 home playoff games. Chesapeake has been a founding sponsor of the Thunder since 2008 under successive one-year contracts that covered advertising, game tickets and use of an arena suite. The Audit Committee reviewed and approved the transactions with the Thunder described above in accordance with its policy on transactions with related persons.

Founder Well Participation Program

The FWPP permits Mr. McClendon, the Company’s co-founder, to participate and invest as a working interest owner in new wells drilled by the Company. In 2005, the FWPP was documented as a formal plan containing substantially the same terms as prior agreements with the Company’s two co-founders that had been in place since the Company’s initial public offering in 1993. Shareholders approved the FWPP on June 10, 2005. The participation of co-founder Tom L. Ward terminated following his separation from the Company in 2006. The Company believes the FWPP fosters and promotes the development and execution of the Company’s business by aligning the interests of Mr. McClendon and the Company. Mr. McClendon has continually participated in the FWPP since the Company’s initial public offering in 1993, except during the five-quarter period from January 1, 1999 to March 31, 2000.

Under the FWPP, Mr. McClendon has the right to participate in either all or none of the wells spudded by or on behalf of the Company during each calendar year. Prior to the beginning of each year, Mr. McClendon must provide written notice to the members of the Compensation Committee of his election to participate in the FWPP and his proposed working interest percentage for that year. His working interest percentage may not exceed a 2.5% working interest in a well and is not effective for any well where the Company’s working interest after Mr. McClendon’s participation election would be reduced to below 12.5%. Subject to these limitations, if Mr. McClendon elects to participate in the FWPP, he must participate in all wells spudded by or on behalf of the Company during the given calendar year and cannot elect to participate on a well-by-well basis. In September 2011, Mr. McClendon elected to participate in the FWPP for the 2012 calendar year at the maximum 2.5% working interest permitted, the same participation percentage that Mr. McClendon has elected for the past nine years.

The FWPP is administered and interpreted by the Compensation Committee of the Board. The Board has the right to terminate the FWPP after December 31, 2015 by providing written notice of termination to Mr. McClendon one year before the effective date of such termination. On April 26, 2012, the Company announced that the Board has determined that it does not intend to extend the FWPP beyond December 31, 2015 and that the Board and Mr. McClendon have committed to negotiate the early termination of the FWPP and any amendment to Mr. McClendon’s employment agreement necessary to effectuate the early termination. Shareholder approval is required for any amendment to the FWPP that increases the maximum working interest percentage applicable to Mr. McClendon or any amendment which, in the opinion of counsel to the Company, requires shareholder approval under any federal or state law or any regulations or rules promulgated thereunder. Mr. McClendon’s right to participate in the FWPP during any calendar year will terminate on the earlier of (i) December 31 of such year; (ii) the termination of Mr. McClendon’s employment by the Company for cause or death; or (iii) the expiration or termination of any and all covenants not to compete subsequent to the termination of Mr. McClendon for any reason not included in the foregoing clause (ii). Mr. McClendon may participate in the drilling of wells under the FWPP through entities in which all equity interests are owned solely by Mr. McClendon and his immediate family members, subject to approval by the Compensation Committee.

Under the FWPP, Mr. McClendon cannot change his working interest percentage during any calendar year without the prior approval of the Compensation Committee, and he is required to pay all joint interest billings immediately on receipt of the Company’s invoice and to advance to the Company any amounts which the Company is required to prepay to third party operators with respect to Mr. McClendon’s working interest to be assigned under the FWPP. Mr. McClendon has never requested, nor has the Committee ever made, an adjustment to the participation percentage during a participation period.

The FWPP provides that the amount paid by Mr. McClendon for acreage assigned in connection with his participation in the FWPP is to be recomputed as of the first day of each calendar year and is equal to a fully costed average per acre amount computed as follows: (i) direct costs capitalized in the appropriate accounting pool in accordance with the Company’s accounting procedures (including all capitalized interest, leasehold payments, acquisition costs, landman charges and seismic charges); divided by (ii) the acreage in the applicable pool at the time of computation. The annual computation allows the Company to reflect the acreage and costs with respect to newly acquired acreage, acreage sold by the Company and acreage that has expired. All other costs are billed in accordance with the Company’s accounting procedures applicable to third-party participants pursuant to any joint operating agreement or exploration agreement relating to a particular well, and such amounts paid by Mr. McClendon in connection with his participation in a well are on no better terms than the terms agreed to by unaffiliated third party participants in connection with the participation in such well or similar wells operated by the Company. The Internal Revenue Service (the “IRS”) regularly audits the Company’s federal income tax returns, and in connection with its audit of our 2008 and 2009 returns, the IRS is reviewing certain issues with respect to the FWPP. We have been in discussion with representatives of the IRS and believe that resolution of these issues will not have a material impact on the Company.

Mr. McClendon pays the Company for lease operating expenses and capital expenditures related to his FWPP interests promptly upon receipt of each invoice. The following table sets forth the revenue received from, and well costs paid to, the Company with respect to Mr. McClendon’s FWPP interests during the first quarter of 2012 and each of the three years in the period ended December 31, 2011:

	First Quarter 2012	2011	2010	2009
Natural gas and oil revenues	$53,103,173	$184,270,948	$127,064,861	$87,856,431
Lease operating expenditures	(13,203,805)	(42,457,253)	(26,102,787)	(19,481,167)

Net cash flow	39,899,368	141,813,695	100,962,074	68,375,264
Capital expenditures	(127,982,572)	(457,151,007)	(242,839,086)	(184,468,839)

Net after capital expenditures	$(88,083,204)	(315,337,312)	$(141,877,012)	$(116,093,575)

The foregoing information has been derived solely from the Company’s records. Accordingly, it excludes revenues and expenses for some FWPP interests that are not operated by the Company, and it may include revenue and expenses for producing FWPP interests conveyed to others. For example, the foregoing amounts include revenue attributable to volumetric production payments (VPPs) owed to third parties under transactions that Mr. McClendon has entered into from time to time. Mr. McClendon pays the related lease operating expenses and disburses revenue to the VPP owners.

Mr. McClendon has advised us that his cumulative expenditures under the FWPP have significantly exceeded his cumulative production revenues to date. Substantial front-end investments of capital are required to drill oil and natural gas wells, and Mr. McClendon’s capital investment has continued to increase as the Company’s capital expenditures have increased over the years. Production and cash flow from sales of natural gas and oil for new wells are received over an extended period of time. Mr. McClendon believes the present value of the future net revenue (pretax) of the estimated proved developed producing reserves attributable to his FWPP interests at December 31, 2011, discounted at 10% per year and based on prices and costs under existing conditions at such date, was approximately $409.0 million. Prices for this calculation were the unweighted arithmetic average prices of natural gas and oil on the first day of each month within the 12-month period ended December 31, 2011. The Company’s reservoir engineering staff provides data and analysis to Mr. McClendon’s affiliates with respect to reserves associated with FWPP interests using the engineering previously prepared for the Company’s interest in the same wells. In 2011, Mr. McClendon reimbursed the Company approximately

$315,000 to cover the estimated cost of such services. As indicated in the Company’s 2011 Form 10-K filed on February 29, 2012 and other filings that include estimates of the Company’s proved natural gas and oil reserves, any computation of proved producing reserves is an estimate, subject to a number of variables and not a reflection of fair market value. A portion of the leasehold owned by Mr. McClendon with respect to the FWPP consists of interests that are not categorized as proved developed producing reserves.

Mr. McClendon’s FWPP interests are his personal assets and are separate and distinct from the Company’s interest in its oil and gas properties and other assets. The FWPP does not restrict sales, other dispositions or financing transactions involving FWPP interests acquired from the Company. From time to time, Mr. McClendon has sold FWPP interests separately and concurrently with sales by the Company of its interests in the same properties. In any concurrent sales the proceeds related to the properties have been allocated between Mr. McClendon and the Company based on their respective ownership interests. Since January 1, 2011 through April 26, 2012, Mr. McClendon advises that he realized approximately $108.6 million from such sales and paid approximately $550,000 of deal costs. Additionally, over the life of the FWPP, Mr. McClendon has typically mortgaged his interests acquired under the FWPP with one or more lenders, some of which also have lending, investment or advisory relationships with the Company. Mr. McClendon’s mortgages with these lenders secure loans used in whole or in part to fund Mr. McClendon’s well costs. The Company does not extend loans to Mr. McClendon for participation in the FWPP or any other purposes. Neither the Company nor the Board reviews or approves financings of Mr. McClendon’s personal assets, including his FWPP interests. In addition, the Company has no obligation to repay any loans Mr. McClendon may obtain nor are any of the Company’s interests in any assets exposed to such loans or the mortgages securing them. Following consultation with the Board, on April 26, 2012 Mr. McClendon separately disclosed supplemental information regarding the interests he has acquired through the FWPP. The Company also announced on April 26, 2012 that the Board is reviewing the financing arrangements between Mr. McClendon (and the entities through which he participates in the FWPP) and any third party that has had or may have a relationship with the Company in any capacity.

Rescission of Map Sale

Pursuant to a settlement agreement with certain plaintiff shareholders, the sale of a historical map collection that occurred in December 2008 between Mr. McClendon and the Company will be rescinded. Mr. McClendon will pay the Company approximately $12 million plus interest through the closing date, and the Company will reconvey the map collection to Mr. McClendon. The transaction is scheduled to be completed not later than 30 days after the entry of a final non-appealable judgment. The settlement, which was approved by the District Court of Oklahoma County, Oklahoma on January 30, 2012, has been appealed and, at this time, it is unknown when such appeal will be resolved. For more information, please see “Item 3. Legal Proceedings” of the Company’s annual report on Form 10-K for the year ended December 31, 2011 filed on February 29, 2012.

Board Independence

In 2011, the Board, through its Nominating and Corporate Governance Committee, evaluated the independence of each director in accordance with the NYSE corporate governance standards. During this review, the Committee considered transactions and relationships between the Company (and/or any of its executive officers) and each director or any member of his or her immediate family. Based on this review, the Committee affirmatively determined that all directors, other than Mr. McClendon, are independent.

In assessing director independence, the Committee considered the business the Company conducted in 2009, 2010 and 2011, including payments made by the Company to National Oilwell Varco, Inc. (“NOV”), for which Mr. Miller serves as Chairman, President and Chief Executive Officer, and payments made by the Company to BOK Financial Corporation (“BOKF”), for which Mr. Hargis serves as a director. The Company’s business transactions with NOV and BOKF were all conducted in the ordinary course of business. Payments made to NOV represented 1.03%, 0.56% and 0.98% of NOV’s gross revenues during 2009, 2010 and 2011, respectively, well below the 2.0% of gross revenues threshold under the NYSE director independence rules, and the Company’s payments to BOKF were nominal during the review period. The Committee also considered transactions and relationships with Oklahoma State University, for which Mr. Hargis has served as President since March 2008, including contributions and support for scholarships and faculty chair endowment, university athletics and various sponsorships and training programs. The Committee determined that all transactions and relationships it considered during its review were not material transactions or relationships with the Company and did not impair the independence of any of the directors, other than Mr. McClendon.

Item 14.	Principal Accounting Fees and Services

Set forth below is a summary of the fees paid to our independent registered public accounting firm, PricewaterhouseCoopers LLP (“PwC”), for 2011 and 2010:

	2011	2010
Audit Fees(a)	$4,727,373	$2,714,000
Audit-related Fees(b)	77,000	73,000
Tax Fees	250,000	52,000
All other Fees	—	—

TOTAL	$5,054,373	$2,839,000

(a)

Fees were for audits and interim reviews, as well as the preparation of comfort letters, consents and assistance with and review of documents filed with the SEC. In 2011, $2,816,873 related to the annual audit and interim reviews, $380,500 related to services provided in connection with our issuance of securities, and $1,530,000 related to the audit of subsidiaries of the Company. In 2010, $1,954,500 related to the annual audit and interim reviews, $192,500 related to services provided in connection with our issuance of securities, and $567,000 related to the audit of subsidiaries of the Company.

(b)	In 2011 and 2010, this amount related to the audits of employee benefit plans.

The Audit Committee pre-approves audit and non-audit services provided by the Company’s independent registered public accounting firm. In addition to separately approved services, the Audit Committee’s pre-approval policy provides for pre-approval of specifically described audit and non-audit services and related fee levels on an annual basis. The policy authorizes the Audit Committee to delegate to one or more of its members pre-approval authority with respect to permitted services. The Audit Committee reviews the services performed pursuant to its pre-approval policy at its next scheduled quarterly meeting.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

1.

Financial Statements. Chesapeake’s consolidated financial statements are included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2011 filed on February 29, 2012. Reference is made to the accompanying Index to Financial Statements.

2.

Financial Statement Schedules. Schedule II is included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2011 filed on February 29, 2012 with our consolidated financial statements. No other financial statement schedules are applicable or required.

3.	Exhibits. The following exhibits are filed herewith pursuant to the requirements of Item 601 of Regulation S-K:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Other
3.1.1	Chesapeake’s Restated Certificate of Incorporation, as amended.	10-Q	001-13726	3.1.1	08/10/2009

3.1.2	Certificate of Designation of 5% Cumulative Convertible Preferred Stock (Series 2005B), as amended.	10-Q	001-13726	3.1.4	11/10/2008

3.1.3	Certificate of Designation of 4.5% Cumulative Convertible Preferred Stock, as amended.	10-Q	001-13726	3.1.6	08/11/2008

3.1.4	Certificate of Designation of 5.75% Cumulative Non-Voting Convertible Preferred Stock (Series A).	8-K	001-13726	3.2	05/20/2010

3.1.5	Certificate of Designation of 5.75% Cumulative Non-Voting Convertible Preferred Stock, as amended.	10-Q	001-13726	3.1.5	08/09/2010

3.2	Chesapeake’s Amended and Restated Bylaws.	8-K	001-13726	3.1	11/17/2008

4.1	Indenture dated as of August 16, 2005 among Chesapeake, as issuer, the subsidiaries signatory thereto, as Subsidiary Guarantors, and The Bank of New York Mellon Trust Company, N.A., as Trustee, with respect to 6.5% Senior Notes due 2017.	8-K	001-13726	4.1	08/16/2005

4.2	Indenture dated as of November 8, 2005 among Chesapeake, as issuer, the subsidiaries signatory thereto, as Subsidiary Guarantors and The Bank of New York Mellon Trust Company, N.A., as Trustee, with respect to 6.875% Senior Notes due 2020.	8-K	001-13726	4.1.1	11/15/2005

		Incorporated by Reference

Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Other

4.3	Indenture dated as of November 8, 2005 among Chesapeake, as issuer, the subsidiaries signatory thereto, as Subsidiary Guarantors and The Bank of New York Mellon Trust Company, N.A., as Trustee, with respect to 2.75% Contingent Convertible Senior Notes due 2035.	8-K	001-13726	4.1.2	11/15/2005

4.4	Indenture dated as of June 30, 2006 among Chesapeake, as issuer, the subsidiaries signatory thereto, as Subsidiary Guarantors and The Bank of New York Mellon Trust Company, N.A., as Trustee, with respect to 7.625% Senior Notes due 2013.	8-K	001-13726	4.1	06/30/2006

4.5	Indenture dated as of December 6, 2006 among Chesapeake, as issuer, the subsidiaries signatory thereto, as Subsidiary Guarantors, The Bank of New York Mellon Trust Company, N.A., as Trustee, AIB/BNY Fund Management (Ireland) Limited, as Irish Paying Agent and Transfer Agent, and The Bank of New York, London Branch, as Registrar, Transfer Agent and Paying Agent, with respect to 6.25% Senior Notes due 2017.	8-K	001-13726	4.1	12/06/2006

4.6	Indenture dated as of May 15, 2007 among Chesapeake, as issuer, the subsidiaries signatory thereto, as Subsidiary Guarantors and The Bank of New York Mellon Trust Company, N.A., as Trustee, with respect to 2.5% Contingent Convertible Senior Notes due 2037.	8-K	001-13726	4.1	05/15/2007

4.7	Indenture dated as of May 27, 2008 among Chesapeake, as issuer, the subsidiaries signatory thereto, as Subsidiary Guarantors and The Bank of New York Mellon Trust Company, N.A., as Trustee, with respect to 7.25% Senior Notes due 2018.	8-K	001-13726	4.1	05/29/2008

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Other

4.8	Indenture dated as of May 27, 2008 among Chesapeake, as issuer, the subsidiaries signatory thereto, as Subsidiary Guarantors and The Bank of New York Mellon Trust Company, N.A., as Trustee, with respect to 2.25% Contingent Convertible Senior Notes due 2038.	8-K	001-13726	4.2	05/29/2008

4.9	Indenture dated as of February 2, 2009 among Chesapeake, as issuer, the subsidiaries signatory thereto, as Subsidiary Guarantors and The Bank of New York Mellon Trust Company, N.A., as Trustee, with respect to 9.5% Senior Notes due 2015.	8-K	001-13726	4.1	02/03/2009

4.9.1	First Supplemental Indenture dated as of February 10, 2009 to Indenture dated as of February 2, 2009, with respect to additional 9.5% Senior Notes due 2015.	8-K	001-13726	4.2	02/17/2009

4.10	Indenture dated as of August 2, 2010 among Chesapeake, as issuer, the subsidiaries signatory thereto, as Subsidiary Guarantors, and the Bank of New York Mellon Trust Company, N.A., as Trustee.	S-3	333-168509	4.1	08/03/2010

4.10.1	First Supplemental Indenture dated as of August 17, 2010 to Indenture dated as of August 2, 2010 with respect to 6.875% Senior Notes due 2018.	8-A	001-13726	4.2	9/24/2010

4.10.2	Second Supplemental Indenture, dated as of August 17, 2010 to Indenture dated as of August 2, 2010 with respect to 6.625% Senior Notes due 2020.	8-A	001-13726	4.3	9/24/2010

4.10.3	Fifth Supplemental Indenture dated February 11, 2011 to Indenture dated as of August 2, 2010 with respect to 6.125% Senior Notes due 2021.	8-A	001-13726	4.2	2/22/2011

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Other

4.10.4	Ninth Supplemental Indenture dated February 16, 2012 to Indenture dated as of August 2, 2010, with respect to 6.775% Senior Notes due 2019.	8-A	001-13726	4.2	2/24/2012

4.11	Eighth Amended and Restated Credit Agreement, dated as of December 2, 2010, among Chesapeake Energy Corporation, as the Company, Chesapeake Exploration L.L.C., as Borrower, Union Bank, N.A., as Administrative Agent, Wells Fargo Bank, National Association, The Royal Bank of Scotland plc and BNP Paribas, as Co-Syndication Agent, Credit Agricole Corporate and Investment Bank, as Documentation Agent, and the several lenders from time to time parties thereto.	8-K	001-13726	4.1	12/8/2010

4.11.1	First Amendment to Eighth Amended and Restated Credit Agreement, dated as of September 19, 2011, among Chesapeake Energy Corporation, as the Company, Chesapeake Exploration L.L.C., as Borrower, Union Bank, N.A., as Administrative Agent, the other agents named therein and the several lenders parties thereto.	10-Q	001-13726	4.12.1	11/9/2011

4.11.2	Second Amendment to Eighth Amended and Restated Credit Agreement, dated as of October 12, 2011, among Chesapeake Energy Corporation, as the Company, Chesapeake Exploration L.L.C., as Borrower, Union Bank, N.A., as Administrative Agent, the other agents named therein and the several lenders parties thereto.	10-Q	001-13726	4.12.2	11/9/2011

10.1.1	Chesapeake’s 2003 Stock Incentive Plan, as amended.	10-Q	001-13726	10.1.1	11/09/2009	†

10.1.2	Chesapeake’s 1992 Nonstatutory Stock Option Plan, as amended.	10-Q	001-13726	10.1.2	02/14/1997	†

10.1.3	Chesapeake’s 1994 Stock Option Plan, as amended.	10-Q	001-13726	10.1.3	11/07/2006	†

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Other

10.1.4	Chesapeake’s 1996 Stock Option Plan, as amended.	10-Q	001-13726	10.1.4	11/07/2006	†

10.1.5	Chesapeake’s 1999 Stock Option Plan, as amended.	10-Q	001-13726	10.1.5	08/11/2008	†

10.1.6	Chesapeake’s 2000 Employee Stock Option Plan, as amended.	10-Q	001-13726	10.1.6	08/11/2008	†

10.1.7	Chesapeake’s 2001 Stock Option Plan, as amended.	10-Q	001-13726	10.1.8	08/11/2008	†

10.1.8	Chesapeake’s 2001 Nonqualified Stock Option Plan, as amended.	10-Q	001-13726	10.1.10	08/11/2008	†

10.1.9	Chesapeake’s 2002 Stock Option Plan, as amended.	10-Q	001-13726	10.1.11	08/11/2008	†

10.1.10	Chesapeake’s 2002 Non-Employee Director Stock Option Plan.	10-Q	001-13726	10.1.12	08/11/2008	†

10.1.11	Chesapeake’s 2002 Nonqualified Stock Option Plan, as amended.	10-Q	001-13726	10.1.13	08/11/2008	†

10.1.12	Chesapeake’s 2003 Stock Award Plan for Non-Employee Directors, as amended.	10-K	001-13726	10.1.14	02/29/2008	†

10.1.13	Chesapeake Energy Corporation Amended and Restated Deferred Compensation Plan.	10-K	001-13726	10.1.13	03/1/2011	†

10.1.14	Chesapeake’s Amended and Restated Long Term Incentive Plan.	8-K	001-13726	10.1.14	06/16/2011	†

10.1.14.1	Form of Restricted Stock Award Agreement for the Long Term Incentive Plan.	10-K	001-13726	10.1.14.1	03/1/2011	†

10.1.14.2	Form of Non-Employee Director Restricted Stock Award Agreement for the Long Term Incentive Plan.	8-K	001-13726	10.1.18.3	06/16/2005	†

10.1.14.3	Form of Performance Share Unit Award Agreement.	8-K	001-13726	10.1.17	12/21/2011	†

10.1.15	Founder Well Participation Program.	DEF -14A	001-13726	B	04/29/2005	†

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Other

10.1.16	Chesapeake Energy Corporation 2012 Annual Incentive Plan.	8-K	001-13726	10.1.16	12/21/2011	†

10.2.1	Third Amended and Restated Employment Agreement dated as of March 1, 2009 between Aubrey K. McClendon and Chesapeake Energy Corporation.	10-Q	001-13726	10.2.1	05/11/2009	†

10.2.2	Amended and Restated Employment Agreement dated as of September 30, 2009 between Steven C. Dixon and Chesapeake Energy Corporation.	8-K	001-13726	10.2.3	10/01/2009	†

10.2.3	Amended and Restated Employment Agreement dated as of September 30, 2009 between Douglas J. Jacobson and Chesapeake Energy Corporation.	8-K	001-13726	10.2.5	10/01/2009	†

10.2.4	Employment Agreement dated as of November 5, 2010 between Domenic J. Dell’Osso, Jr. and Chesapeake Energy Corporation.	10-Q	001-13726	10.2	11/09/2010	†

10.2.5	Employment Agreement dated as of September 30, 2009 between Martha A. Burger and Chesapeake Energy Corporation.	10-K	001-13726	10.2.7	03/01/2011	†

10.2.6	Form of Employment Agreement between Senior Vice President and Chesapeake Energy Corporation.	10-Q	001-13726	10.2.7	11/09/2009	†

10.2.7	Form of Amendment to Employment Agreement dated as of December 22, 2011 between Executive Vice President/Senior Vice President and Chesapeake Energy Corporation.					†*

10.3	Form of Indemnity Agreement for officers and directors of Chesapeake and its subsidiaries.	10-K	001-13726	10.3	02/29/2008	†

12	Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Dividends.					*

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Other

21	Subsidiaries of Chesapeake.					*

23.1	Consent of PricewaterhouseCoopers, LLP.					*

23.2	Consent of Netherland, Sewell & Associates, Inc.					*

23.3	Consent of Data & Consulting Services, Division of Schlumberger Technology Corporation.					*

23.4	Consent of Lee Keeling and Associates, Inc.					*

23.5	Consent of Ryder Scott Company, L.P.					*

31.1	Aubrey K. McClendon, Chairman and Chief Executive Officer, Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Domenic J. Dell’Osso, Jr., Executive Vice President and Chief Financial Officer, Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.3	Aubrey K. McClendon, Chairman and Chief Executive Officer, Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					**

31.4	Domenic J. Dell’Osso, Jr., Executive Vice President and Chief Financial Officer, Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					**

32.1	Aubrey K. McClendon, Chairman and Chief Executive Officer, Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*

32.2	Domenic J. Dell’Osso, Jr., Executive Vice President and Chief Financial Officer, Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*

99.1	Report of Netherland, Sewell & Associates, Inc.					*

99.2	Report of Data & Consulting Services, Division of Schlumberger Technology Corporation.					*

99.3	Report of Lee Keeling and Associates, Inc.					*

99.4	Report of Ryder Scott Company, L.P.					*

101.INS	XBRL Instance Document.					*

101.SCH	XBRL Taxonomy Extension Schema Document.					*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					*

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Other

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					*

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					*

Chesapeake agrees to furnish a copy of any of its unfiled long-term debt instruments to the Securities and Exchange Commission upon request.

†	Management contract or compensatory plan or arrangement
*	Previously filed with annual report on Form 10-K for year ended December 31, 2011 filed February 29, 2012
**	Filed herewith

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHESAPEAKE ENERGY CORPORATION

Date: April 30, 2012	By:	/S/ AUBREY K. MCCLENDON
Aubrey K. McClendon Chairman of the Board and Chief Executive Officer

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Other

3.1.1	Chesapeake’s Restated Certificate of Incorporation, as amended.	10-Q	001-13726	3.1.1	08/10/2009

3.1.2	Certificate of Designation of 5% Cumulative Convertible Preferred Stock (Series 2005B), as amended.	10-Q	001-13726	3.1.4	11/10/2008

3.1.3	Certificate of Designation of 4.5% Cumulative Convertible Preferred Stock, as amended.	10-Q	001-13726	3.1.6	08/11/2008

3.1.4	Certificate of Designation of 5.75% Cumulative Non-Voting Convertible Preferred Stock (Series A).	8-K	001-13726	3.2	05/20/2010

3.1.5	Certificate of Designation of 5.75% Cumulative Non-Voting Convertible Preferred Stock, as amended.	10-Q	001-13726	3.1.5	08/09/2010

3.2	Chesapeake’s Amended and Restated Bylaws.	8-K	001-13726	3.1	11/17/2008

4.1	Indenture dated as of August 16, 2005 among Chesapeake, as issuer, the subsidiaries signatory thereto, as Subsidiary Guarantors, and The Bank of New York Mellon Trust Company, N.A., as Trustee, with respect to 6.5% Senior Notes due 2017.	8-K	001-13726	4.1	08/16/2005

4.2	Indenture dated as of November 8, 2005 among Chesapeake, as issuer, the subsidiaries signatory thereto, as Subsidiary Guarantors and The Bank of New York Mellon Trust Company, N.A., as Trustee, with respect to 6.875% Senior Notes due 2020.	8-K	001-13726	4.1.1	11/15/2005

4.3	Indenture dated as of November 8, 2005 among Chesapeake, as issuer, the subsidiaries signatory thereto, as Subsidiary Guarantors and The Bank of New York Mellon Trust Company, N.A., as Trustee, with respect to 2.75% Contingent Convertible Senior Notes due 2035.	8-K	001-13726	4.1.2	11/15/2005

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Other

4.4	Indenture dated as of June 30, 2006 among Chesapeake, as issuer, the subsidiaries signatory thereto, as Subsidiary Guarantors and The Bank of New York Mellon Trust Company, N.A., as Trustee, with respect to 7.625% Senior Notes due 2013.	8-K	001-13726	4.1	06/30/2006

4.5	Indenture dated as of December 6, 2006 among Chesapeake, as issuer, the subsidiaries signatory thereto, as Subsidiary Guarantors, The Bank of New York Mellon Trust Company, N.A., as Trustee, AIB/BNY Fund Management (Ireland) Limited, as Irish Paying Agent and Transfer Agent, and The Bank of New York, London Branch, as Registrar, Transfer Agent and Paying Agent, with respect to 6.25% Senior Notes due 2017.	8-K	001-13726	4.1	12/06/2006

4.6	Indenture dated as of May 15, 2007 among Chesapeake, as issuer, the subsidiaries signatory thereto, as Subsidiary Guarantors and The Bank of New York Mellon Trust Company, N.A., as Trustee, with respect to 2.5% Contingent Convertible Senior Notes due 2037.	8-K	001-13726	4.1	05/15/2007

4.7	Indenture dated as of May 27, 2008 among Chesapeake, as issuer, the subsidiaries signatory thereto, as Subsidiary Guarantors and The Bank of New York Mellon Trust Company, N.A., as Trustee, with respect to 7.25% Senior Notes due 2018.	8-K	001-13726	4.1	05/29/2008

4.8	Indenture dated as of May 27, 2008 among Chesapeake, as issuer, the subsidiaries signatory thereto, as Subsidiary Guarantors and The Bank of New York Mellon Trust Company, N.A., as Trustee, with respect to 2.25% Contingent Convertible Senior Notes due 2038.	8-K	001-13726	4.2	05/29/2008

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Other

4.9	Indenture dated as of February 2, 2009 among Chesapeake, as issuer, the subsidiaries signatory thereto, as Subsidiary Guarantors and The Bank of New York Mellon Trust Company, N.A., as Trustee, with respect to 9.5% Senior Notes due 2015.	8-K	001-13726	4.1	02/03/2009

4.9.1	First Supplemental Indenture dated as of February 10, 2009 to Indenture dated as of February 2, 2009, with respect to additional 9.5% Senior Notes due 2015.	8-K	001-13726	4.2	02/17/2009

4.10	Indenture dated as of August 2, 2010 among Chesapeake, as issuer, the subsidiaries signatory thereto, as Subsidiary Guarantors, and the Bank of New York Mellon Trust Company, N.A., as Trustee.	S-3	333-168509	4.1	08/03/2010

4.10.1	First Supplemental Indenture dated as of August 17, 2010 to Indenture dated as of August 2, 2010 with respect to 6.875% Senior Notes due 2018.	8-A	001-13726	4.2	9/24/2010

4.10.2	Second Supplemental Indenture, dated as of August 17, 2010 to Indenture dated as of August 2, 2010 with respect to 6.625% Senior Notes due 2020.	8-A	001-13726	4.3	9/24/2010

4.10.3	Fifth Supplemental Indenture dated February 11, 2011 to Indenture dated as of August 2, 2010 with respect to 6.125% Senior Notes due 2021.	8-A	001-13726	4.2	2/22/2011

4.10.4	Ninth Supplemental Indenture dated February 16, 2012 to Indenture dated as of August 2, 2010, with respect to 6.775% Senior Notes due 2019.	8-A	001-13726	4.2	2/24/2012

4.11	Eighth Amended and Restated Credit Agreement, dated as of December 2, 2010, among Chesapeake Energy Corporation, as the Company, Chesapeake Exploration L.L.C., as Borrower, Union Bank, N.A., as Administrative Agent, Wells Fargo Bank, National Association, The Royal Bank of Scotland plc and BNP Paribas, as Co-Syndication Agent, Credit Agricole Corporate and Investment Bank, as Documentation Agent, and the several lenders from time to time parties thereto.	8-K	001-13726	4.1	12/8/2010

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Other

4.11.1	First Amendment to Eighth Amended and Restated Credit Agreement, dated as of September 19, 2011, among Chesapeake Energy Corporation, as the Company, Chesapeake Exploration L.L.C., as Borrower, Union Bank, N.A., as Administrative Agent, the other agents named therein and the several lenders parties thereto.	10-Q	001-13726	4.12.1	11/9/2011

4.11.2	Second Amendment to Eighth Amended and Restated Credit Agreement, dated as of October 12, 2011, among Chesapeake Energy Corporation, as the Company, Chesapeake Exploration L.L.C., as Borrower, Union Bank, N.A., as Administrative Agent, the other agents named therein and the several lenders parties thereto.	10-Q	001-13726	4.12.2	11/9/2011

10.1.1	Chesapeake’s 2003 Stock Incentive Plan, as amended.	10-Q	001-13726	10.1.1	11/09/2009	†

10.1.2	Chesapeake’s 1992 Nonstatutory Stock Option Plan, as amended.	10-Q	001-13726	10.1.2	02/14/1997	†

10.1.3	Chesapeake’s 1994 Stock Option Plan, as amended.	10-Q	001-13726	10.1.3	11/07/2006	†

10.1.4	Chesapeake’s 1996 Stock Option Plan, as amended.	10-Q	001-13726	10.1.4	11/07/2006	†

10.1.5	Chesapeake’s 1999 Stock Option Plan, as amended.	10-Q	001-13726	10.1.5	08/11/2008	†

10.1.6	Chesapeake’s 2000 Employee Stock Option Plan, as amended.	10-Q	001-13726	10.1.6	08/11/2008	†

10.1.7	Chesapeake’s 2001 Stock Option Plan, as amended.	10-Q	001-13726	10.1.8	08/11/2008	†

10.1.8	Chesapeake’s 2001 Nonqualified Stock Option Plan, as amended.	10-Q	001-13726	10.1.10	08/11/2008	†

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Other

10.1.9	Chesapeake’s 2002 Stock Option Plan, as amended.	10-Q	001-13726	10.1.11	08/11/2008	†

10.1.10	Chesapeake’s 2002 Non-Employee Director Stock Option Plan.	10-Q	001-13726	10.1.12	08/11/2008	†

10.1.11	Chesapeake’s 2002 Nonqualified Stock Option Plan, as amended.	10-Q	001-13726	10.1.13	08/11/2008	†

10.1.12	Chesapeake’s 2003 Stock Award Plan for Non-Employee Directors, as amended.	10-K	001-13726	10.1.14	02/29/2008	†

10.1.13	Chesapeake Energy Corporation Amended and Restated Deferred Compensation Plan.	10-K	001-13726	10.1.13	03/1/2011	†

10.1.14	Chesapeake’s Amended and Restated Long Term Incentive Plan.	8-K	001-13726	10.1.14	06/16/2011	†

10.1.14.1	Form of Restricted Stock Award Agreement for the Long Term Incentive Plan.	10-K	001-13726	10.1.14.1	03/1/2011	†

10.1.14.2	Form of Non-Employee Director Restricted Stock Award Agreement for the Long Term Incentive Plan.	8-K	001-13726	10.1.18.3	06/16/2005	†

10.1.14.3	Form of Performance Share Unit Award Agreement.	8-K	001-13726	10.1.17	12/21/2011	†

10.1.15	Founder Well Participation Program.	DEF -14A	001-13726	B	04/29/2005	†

10.1.16	Chesapeake Energy Corporation 2012 Annual Incentive Plan.	8-K	001-13726	10.1.16	12/21/2011	†

10.2.1	Third Amended and Restated Employment Agreement dated as of March 1, 2009 between Aubrey K. McClendon and Chesapeake Energy Corporation.	10-Q	001-13726	10.2.1	05/11/2009	†

10.2.2	Amended and Restated Employment Agreement dated as of September 30, 2009 between Steven C. Dixon and Chesapeake Energy Corporation.	8-K	001-13726	10.2.3	10/01/2009	†

10.2.3	Amended and Restated Employment Agreement dated as of September 30, 2009 between Douglas J. Jacobson and Chesapeake Energy Corporation.	8-K	001-13726	10.2.5	10/01/2009	†

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Other

10.2.4	Employment Agreement dated as of November 5, 2010 between Domenic J. Dell’Osso, Jr. and Chesapeake Energy Corporation.	10-Q	001-13726	10.2	11/09/2010	†

10.2.5	Employment Agreement dated as of September 30, 2009 between Martha A. Burger and Chesapeake Energy Corporation.	10-K	001-13726	10.2.7	03/01/2011	†

10.2.6	Form of Employment Agreement between Senior Vice President and Chesapeake Energy Corporation.	10-Q	001-13726	10.2.7	11/09/2009	†

10.2.7	Form of Amendment to Employment Agreement dated as of December 22, 2011 between Executive Vice President/Senior Vice President and Chesapeake Energy Corporation.					†*

10.3	Form of Indemnity Agreement for officers and directors of Chesapeake and its subsidiaries.	10-K	001-13726	10.3	02/29/2008	†

12	Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Dividends.					*

21	Subsidiaries of Chesapeake.					*

23.1	Consent of PricewaterhouseCoopers, LLP.					*

23.2	Consent of Netherland, Sewell & Associates, Inc.					*

23.3	Consent of Data & Consulting Services, Division of Schlumberger Technology Corporation.					*

23.4	Consent of Lee Keeling and Associates, Inc.					*

23.5	Consent of Ryder Scott Company, L.P.					*

31.1	Aubrey K. McClendon, Chairman and Chief Executive Officer, Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Other
31.2	Domenic J. Dell’Osso, Jr., Executive Vice President and Chief Financial Officer, Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.3	Aubrey K. McClendon, Chairman and Chief Executive Officer, Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					**

31.4	Domenic J. Dell’Osso, Jr., Executive Vice President and Chief Financial Officer, Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					**

32.1	Aubrey K. McClendon, Chairman and Chief Executive Officer, Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*

32.2	Domenic J. Dell’Osso, Jr., Executive Vice President and Chief Financial Officer, Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*

99.1	Report of Netherland, Sewell & Associates, Inc.					*

99.2	Report of Data & Consulting Services, Division of Schlumberger Technology Corporation.					*

99.3	Report of Lee Keeling and Associates, Inc.					*

99.4	Report of Ryder Scott Company, L.P.					*

101.INS	XBRL Instance Document.					*

101.SCH	XBRL Taxonomy Extension Schema Document.					*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					*

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					*

Chesapeake agrees to furnish a copy of any of its unfiled long-term debt instruments to the Securities and Exchange Commission upon request.

†	Management contract or compensatory plan or arrangement
*	Previously filed with annual report on Form 10-K for year ended December 31, 2011 filed February 29, 2012
**	Filed herewith