Form 10-K/A
period 2012-12-31
CHESAPEAKE ENERGY CORP
filed 2013-04-30
CIK 895126

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

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES

2012 ANNUAL REPORT ON FORM 10-K/A

EXPLANATORY NOTE

Chesapeake Energy Corporation filed its Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”) with the Securities and Exchange Commission on March 1, 2013. Pursuant to General Instruction G(3) to Form 10-K, the Company incorporated by reference the information required by Part III of Form 10-K from our definitive proxy statement for the 2013 Annual Meeting of Shareholders (the “2013 Proxy Statement”) that we expected to file with the Commission not later than 120 days after the end of the fiscal year covered by the 2012 Form 10-K. Because the definitive 2013 Proxy Statement will not be filed with the Commission before such date, the Company is filing this Amendment No. 1 to the 2012 Form 10-K (the “Form 10-K/A”) to provide the additional information required by Part III of Form 10-K. This Form 10-K/A does not change the previously reported financial statements or any of the other disclosures contained in Part I, Part II or Part IV, other than to provide an updated list of our executive officers in Item 10 and to add new Exhibits 31.3 and 31.4 under Item 15(a)(3). Some of the information provided in this Form 10-K/A may be superseded by the information provided in the definitive 2013 Proxy Statement to be filed with the Commission. References to “Chesapeake,” “us,” “we,” “Company” and “our” in this report refer to Chesapeake Energy Corporation, together with its subsidiaries.

Item 10. Directors, Executive Officers and Corporate Governance

Board of Directors

The Company’s Board of Directors has changed significantly over the past year. In June 2012, after extensive discussions with the Company’s major shareholders, the Board appointed Archie W. Dunham as the Company’s independent, non-executive Chairman of the Board and Aubrey K. McClendon, our co-founder and then-CEO, stepped down as Chairman. The Board also appointed four other new independent directors, Bob G. Alexander, Vincent J. Intrieri, R. Brad Martin and Frederic M. Poses, to replace four directors in office at that time. The Board also recently appointed Louis A. Raspino to serve as a director of the Company. Since the Board’s reconstitution, the Board has appointed new members and new chairman to each of its committees, including Mr. Raspino, who replaced V. Burns Hargis as the chairman of the Audit Committee.

On April 1, 2013, Mr. McClendon ceased serving as President, CEO and a director of the Company. On March 29, 2013, the Board established a three-person Office of the Chairman while the Board continues its search for the Company’s next CEO. The Office of the Chairman consists of Mr. Dunham, Steven C. Dixon, the Company’s Acting CEO and Chief Operating Officer, and Domenic J. Dell’Osso, Jr., the Company’s Executive Vice President and Chief Financial Officer. The Office of the Chairman provides oversight of strategic, operational and financial matters as well as certain day-to-day management responsibilities.

Board Committees

The Company currently has three standing committees: an Audit Committee, a Compensation Committee and a Nominating, Governance and Social Responsibility Committee or Nominating Committee. Each committee has a charter which can be found on our website at www.chk.com in the Corporate Governance sub-section of the section entitled “About”. A biographical overview of the members of our committees can be found beginning on page 5.

Name and Members(1)	Primary Responsibilities	Meetings
Audit Committee(2) Louis A. Raspino (Chair) R. Brad Martin Merrill A. (“Pete”) Miller, Jr.

•    Oversee the integrity of the Company’s financial statements and disclosure

•    Oversee the Company’s compliance with legal and regulatory requirements

•    Oversee the Company’s internal audit function

•    Appoint and oversee the independent auditor

•    Oversee the Company’s enterprise risk management program

•    Oversee the Employee and Vendor Hotline for anonymous reporting of questionable activity

5 meetings in person 7 telephonic meetings
Compensation Committee Merrill A. (“Pete”) Miller (Chair) Bob G. Alexander R. Brad Martin

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

•    Periodically evaluate succession plans for executive officers

•    Evaluate and recommend to the Board compensation of directors and other executive officers

•    Oversee and administer the Company’s compensation plans

•    Establish and monitor compliance with stock ownership guidelines

3 meetings in person 4 telephonic meetings
Nominating Committee Louis A. Simpson (Chair) Archie W. Dunham Vincent J. Intrieri Frederic M. Poses

•    Establish criteria for Board and committee membership and selection of new directors

•    Evaluate and recommend nominees for Board service

•    Periodically assess and advise the Board on sufficiency of the size and diversity of the Board

•    Periodically evaluate the Company’s Corporate Governance Principles and make recommendations to the Board on corporate governance matters

•    Oversee compliance by the Board and management with the Company’s Corporate Governance Principles and its Code of Business Conduct and Ethics

•    Oversee policies, programs and practices respecting corporate social responsibility

3 meetings in person 1 telephonic meeting

(1)	All committee members are independent as determined by the Board in accordance with the NYSE corporate governance listing standards.
(2)	Messrs. Raspino, Martin and Miller are all independent, as determined by the Board in accordance with Section 10A of the Securities Exchange Act of 1934 (the “Exchange Act”), and each has been designated by the Board as an “audit committee financial expert”, as defined in Item 407(d) of Regulation S-K. For the relevant experience of Messrs. Raspino, Martin and Miller, please refer to their respective biographies on pages 6-7.

Code of Business Conduct and Ethics

The Board has adopted a Code of Business Conduct and Ethics applicable to all directors, officers and employees of the Company, including our principal executive officer, principal financial officer and principal accounting officer. The Code of Business Conduct and Ethics is posted on the Company’s website at www.chk.com in the Corporate Governance sub-section of the section entitled “About”. Waivers of provisions of the Code as to any director or executive officer and amendments to the Code must be approved by the Audit Committee of the Board. We will post on our website required disclosure about any such waiver or amendment within four business days of such approval.

Communications to the Board

Shareholders and other interested parties may communicate with the Board, either individually or as a group, through one of the processes outlined on the Company’s website at www.chk.com in the Corporate Governance sub-section of the section entitled “About”.

Director Criteria, Qualifications and Experience

The Nominating Committee periodically assesses the skills and the experience needed for the Board to properly oversee the business and affairs of the Company. The Committee then compares those skills to the skills of the current directors and potential director candidates. The Committee conducts targeted efforts to identify and recruit individuals who have the qualifications identified through this process. The Committee has used third party consultants to assist in identifying potential director nominees. The Committee considers director candidates recommended by shareholders and, in the past, has nominated appropriate candidates recommended pursuant to the foregoing process.

Chesapeake is a large, vertically integrated exploration and production company. As such, the Committee looks for its current and potential directors collectively to have a diverse mix of skills, qualifications and experience, some of which are described below:

• business leadership	• government/public policy
• corporate governance	• international
• energy production/distribution	• legal
• energy services	• risk management
• financial expertise	• technology

The Committee seeks a mix of directors with the qualities that will achieve the ultimate goal of a well-rounded, diverse Board that thinks critically yet functions effectively by reaching informed decisions. The Committee’s charter was recently amended to ensure that diverse candidates were included in all director searches, taking into account race, gender, age, culture, thought, leadership and geography. The Committee and the Board believe that a boardroom with a wide array of talents and perspectives leads to innovation, critical thinking and enhanced discussion. Additionally, the Committee expects each of the Company’s directors to have proven leadership, sound judgment, integrity and a commitment to the success of the Company.

In evaluating director candidates and considering incumbent directors for nomination to the Board, the Committee considers a variety of factors. These include each nominee’s independence, financial literacy, personal and professional accomplishments and experience in light of the needs of the Company. For incumbent directors, the factors also include past performance on the Board and contributions to their respective committees. Along with each director’s biography, we have included below an assessment of the skills and experience of such director.

Directors

Archie W. Dunham, 74, has been the non-executive Chairman of our Board of Directors since June 2012, and has served as a member of the Company’s three-person Office of the Chairman since March 2013. Mr. Dunham served as Chairman of ConocoPhillips (NYSE:COP) from 2002 until his retirement in 2004. Prior to that, he served as Chairman, President and Chief Executive Officer of Conoco Inc. from 1999 to 2002, after being elected President and Chief Executive Officer in 1996. Mr. Dunham currently serves on the Board of Directors of Union Pacific Corporation (NYSE:UNP) and Louisiana-Pacific Corporation (NYSE:LPX). Mr. Dunham was a director of Phelps Dodge Corporation from 1998 to 2007 and Pride International, Inc. from 2005 until May 2011. Mr. Dunham is currently a member of Deutsche Bank’s Americas Advisory Board and is the past Chairman of the National Association of Manufacturers, the United States Energy Association and the National Petroleum Council. The Board believes Mr. Dunham’s experience as Chief Executive Officer of Conoco Inc. and Chairman of ConocoPhillips and service on multiple public company boards qualifies him to serve on the Board.

Bob G. Alexander, 79, has been a member of our Board of Directors since June 2012. Mr. Alexander, a founder of Alexander Energy Corporation, served as Chairman of the Board, President and Chief Executive Officer of Alexander Energy from 1980 to 1996. Alexander Energy merged with National Energy Group, Inc., an oil and gas property management company, in 1996 and Mr. Alexander served as President and Chief Executive Officer from 1998 to 2006. From 1976 to 1980, Mr. Alexander served as Vice President and General Manager of the Northern Division of Reserve Oil, Inc. and President of Basin Drilling Corporation, both subsidiaries of Reserve Oil and Gas Company of Denver, Colorado. He currently serves on the Board of Directors of TransAtlantic Petroleum Ltd. (AMEX:TAT) and CVR Energy, Inc. (NYSE:CVI). Mr. Alexander also served as a director of Quest Resource Corporation from June to August 2008. Mr. Alexander has served on numerous committees with the Independent Petroleum Association of America, the Oklahoma Independent Petroleum Association and the State of Oklahoma Energy Commission. The Board believes Mr. Alexander’s experience as Chief Executive Officer of two public energy companies and current service as a director of two public energy companies qualifies him to serve on the Board.

Vincent J. Intrieri, 56, has been a member of our Board of Directors since June 2012. Mr. Intrieri has been employed by Icahn-related entities since October 1998 in various investment related capacities. Since January 2008, Mr. Intrieri has served as Senior Managing Director of Icahn Capital LP, the entity through which Carl C. Icahn manages private investment funds. In addition, since November 2004, Mr. Intrieri has been a Senior Managing Director of Icahn Onshore LP, the general partner of Icahn Partners LP, and Icahn Offshore LP, the general partner of Icahn Partners Master Fund LP, Icahn Partners Master Fund II LP and Icahn Partners Master Fund III LP, entities through which Mr. Icahn invests in securities. Mr. Intrieri has been a director of CVR Refining GP, LLC, the general partner of CVR Refining, LP (NYSE:CVRR), an independent downstream energy limited partnership, since January 2013; Navistar International Corporation (NYSE:NAV), a truck and engine manufacturer, since October 2012; CVR Energy, Inc. (NYSE:CVI), an independent petroleum refiner and marketer of high value transportation fuels, since May 2012; and Federal-Mogul Corporation (NYSE:FDML), a supplier of automotive powertrain and safety components, since December 2007. Mr. Intrieri was previously a director of Icahn Enterprises G.P. Inc., the general partner of Icahn Enterprises L.P. (NASDAQ:IEP), a diversified holding company engaged in a variety of businesses, including investment, automotive, energy, gaming, railcar, food packaging, metals, real estate and home fashion, from July 2006 to September 2012, and was Senior Vice President of Icahn Enterprises G.P. Inc. from October 2011 to September 2012; a director of Dynegy Inc. (NYSE:DYN), a company primarily engaged in the production and sale of electric energy, capacity and ancillary services, from March 2011 to September 2012; chairman of the board and a director of PSC Metals Inc., a metal recycling company, from December 2007 to April 2012; a director of Motorola Solutions, Inc. (NYSE:MSI), a provider of communication products and services, from January 2011 to March 2012; a director of XO Holdings, Inc., a telecommunications company, from February 2006 to August 2011; a director of National Energy Group, Inc., a company that was engaged in the business of managing the exploration, production and operations of natural gas and oil properties, from December 2006 to June 2011; a director of American Railcar Industries, Inc. (NASDAQ:AEII), a railcar manufacturing company, from August 2005 to March 2011, and was a Senior Vice President, the Treasurer and the Secretary of American Railcar Industries from March 2005 to December 2005; a director of WestPoint International, Inc., a manufacturer and distributor of home fashion consumer products, from November 2005 to March 2011; chairman of the board and a director of Viskase Companies, Inc., a meat casing company, from April 2003 to March 2011; a director of WCI Communities, Inc., a homebuilding company, from August 2008 to September 2009; a director of Lear Corporation (NYSE:LEA), a global supplier of automotive seating and electrical power management systems and components, from November 2006 to November 2008; and President and Chief Executive Officer of Philip Services Corporation, an industrial services company, from April 2005 to September 2008. CVR Refining, CVR Energy, Federal-Mogul, PSC Metals, XO Holdings, National Energy Group, American Railcar Industries, WestPoint, Viskase Companies and Philip Services each are or previously were indirectly controlled by Carl C. Icahn. Mr. Icahn also has or previously had a non-controlling interest in Chesapeake, Navistar, Dynegy, Motorola Solutions, WCI Communities and Lear, in each case, through the ownership of securities. Mr. Intrieri was a certified public accountant. The Board believes Mr. Intrieri’s vast executive experience and service on multiple public company boards qualifies him to serve on the Board.

R. Brad Martin, 61, has been a member of our Board of Directors since June 2012. Mr. Martin is the Chairman of RBM Venture Company, a private investment company, and was recently named interim president of the University of Memphis effective July 1, 2013. He was Chairman and Chief Executive Officer of Saks Incorporated (NYSE:SKS) from 1989 to January 2006, and remained Chairman until his retirement in May 2007. Mr. Martin currently serves as a director of FedEx Corporation (NYSE:FDX), First Horizon National Corporation (NYSE:FHN) and Dillard’s Inc. (NYSE:DDS), although he has notified Dillard’s that he will not stand for re-election at its annual meeting of stockholders in May 2013. He was previously a director of Caesars Entertainment Corporation (NASDAQ:CZR) (formerly Harrah’s Entertainment, Inc.), lululemon athletica inc. (NASDAQ:LULU), Gaylord Entertainment Company (now Ryman Hospitality Properties, Inc. (NYSE:RHP)) and Ruby Tuesday, Inc. (NYSE:RT). The Board believes Mr. Martin’s experience as Chief Executive Officer of a publicly traded company for nearly 20 years and service on multiple public company boards qualifies him to serve on the Board.

Merrill A. (“Pete”) Miller, Jr., 62, has been a member of our Board of Directors since 2007 and was our Lead Independent Director from March 2010 to June 2012. Mr. Miller is Chairman, President and Chief Executive Officer of National Oilwell Varco, Inc. (NYSE:NOV), a supplier of oilfield services, equipment and components to the worldwide oil and natural gas industry. Mr. Miller joined NOV in 1996 as Vice President of Marketing, Drilling Systems and was promoted in 1997 to President of the company’s products and technology group. He was named President and Chief Operating Officer in 2000, elected President and Chief Executive Officer in 2001 and also elected Chairman of the Board in 2002. Mr. Miller served as President of Anadarko Drilling Company from 1995 to 1996. Prior to his service at Anadarko, Mr. Miller spent fifteen years at Helmerich & Payne International Drilling Company (NYSE:HP) in Tulsa, Oklahoma, serving in various senior management positions, including Vice President, U.S. Operations. Mr. Miller serves on the Board of Directors for the Offshore Energy Center, Petroleum Equipment Suppliers Association and Spindletop International, and is a member of the National Petroleum Council. The Board believes Mr. Miller’s more than 30 years of management and executive experience in the energy industry and service as Chairman, President and Chief Executive Officer of NOV qualifies him to serve on the Board.

Frederic M. Poses, 70, has been a member of our Board of Directors since June 2012. Mr. Poses is the Chief Executive Officer of Ascend Performance Materials, a private company. Previously, he was Chairman and Chief Executive Officer of Trane Inc. (formerly American Standard Companies, Inc.), a subsidiary of Ingersoll-Rand plc (NYSE:IR), from 1999 to 2008. He previously spent 30 years at AlliedSignal, Inc. and predecessor companies from 1969 to 1999, most recently as President and Chief Operating Officer. He currently serves as non-executive Chairman of the Board of Directors of TE Connectivity Ltd. (NYSE:TEL) and a director of Raytheon Company (NYSE:RTN). He is a former director of Centex Corporation (now a part of PulteGroup, Inc. (NYSE:PHM)) and WABCO Holdings Inc. (NYSE:WBC). The Board believes Mr. Poses’ experience as Chief Executive Officer of publicly traded and private companies and service on multiple public company boards qualifies him to serve on the Board.

Louis A. Raspino, 60, has been a member of our Board of Directors since March 2013 when he was appointed to the vacancy created by the retirement of V. Burns Hargis. Mr. Raspino was President and Chief Executive Officer of Pride International Inc., an international provider of contract drilling and related services to oil and natural gas companies, from June 2005 until the sale of the company in May 2011. He was the Executive Vice President and Chief Financial Officer of Pride International Inc. from December 2003 until June 2005. Before joining Pride International in December 2003, he was Senior Vice President and Chief Financial Officer of Grant Prideco, Inc., a manufacturer of drilling and completion products supplying the energy industry, from July 2001 until December 2003. Previously, he was Vice President of Finance for Halliburton Company (NYSE:HAL), Senior Vice President and Chief Financial Officer of The Louisiana Land & Exploration Company and began his career with Ernst & Young. He has been a director of Dresser-Rand Group, Inc. (NYSE:DRC) since 2005 and a director of Forum Energy Technologies, Inc. (NYSE:FET) since 2012. Mr. Raspino is a certified public accountant. The Board believes Mr. Raspino’s over 35 years experience in the oil and gas industry, including serving as Chief Executive Officer of Pride International, Inc., Chief Financial Officer of three public companies and 20 years experience in the exploration and production industry, and service on multiple public company boards qualifies him to serve on the Board.

Louis A. Simpson, 76, has been a member of our Board of Directors since June 2011. He is the Chairman of SQ Advisors, LLC, a private investment company. Mr. Simpson served as President and Chief Executive Officer, Capital Operations, of GEICO Corporation (a subsidiary of Berkshire Hathaway Corporation (NYSE:BRK.A)) from 1993 until his retirement on December 31, 2010. From 1985 to 1993, he served as Vice Chairman of the Board of GEICO. Mr. Simpson joined GEICO in 1979 as Senior Vice President and Chief Investment Officer. Prior to joining GEICO, Mr. Simpson was President and Chief Executive Officer of Western Asset Management, a subsidiary of the Los Angeles, California-based Western Bancorporation. Previously, Mr. Simpson was a partner at Stein Roe and Farnham, a Chicago, Illinois investment firm, and an instructor of economics at Princeton University. Mr. Simpson has also served as a director of VeriSign, Inc. (NASDAQ:VRSN) since 2005 and served as a director of SAIC, Inc. (NYSE:SAI) from 2006 to June 2012. He was previously a director of Western Asset Funds Inc. and Western Asset Income Fund and a trustee of Western Asset Premier Bond Fund until 2006. The Board believes Mr. Simpson’s experience as Chief Executive Officer, Capital Operations, of GEICO and service on multiple public company boards provides a unique blend of experience and qualifies him to serve on the Board.

Executive Officers

Steven C. Dixon, 54, was named Acting CEO effective April 1, 2013, and has served as a member of the Company’s three-person Office of the Chairman since March 2013. In addition, he has served as Executive Vice President—Operations and Geosciences and Chief Operating Officer since February 2010. Mr. Dixon served as Executive Vice President-Operations and Chief Operating Officer from 2006 to February 2010 and as Senior Vice President—Production from 1995 to 2006. He also served as Vice President-Exploration from 1991 to 1995.

Domenic J. (“Nick”) Dell’Osso, Jr., 36, has served as Executive Vice President and Chief Financial Officer since November 2010, and has served as a member of the Company’s three-person Office of the Chairman since March 2013. Mr. Dell’Osso has also served as a director of the general partner of ACMP since June 2011. Mr. Dell’Osso served as Vice President—Finance of the Company and Chief Financial Officer of Chesapeake’s wholly owned midstream subsidiary, Chesapeake Midstream Development, L.P., from August 2008 to November 2010.

Douglas J. Jacobson, 59, has served as Executive Vice President—Acquisitions and Divestitures since 2006. He served as Senior Vice President—Acquisitions and Divestitures from 1999 to 2006.

Jeffrey A. Fisher, 53, has served as Executive Vice President—Production since December 2012. He served as Senior Vice President—Production from 2006 to December 2012. Mr. Fisher served as Vice President—Operations for the Company’s Southern Division from 2005 to 2006 and served as Operations Manager from 2003 to 2005.

Martha A. Burger, 60, has served as Senior Vice President—Human and Corporate Resources since 2007. She served as Treasurer from 1995 to 2007 and as Senior Vice President—Human Resources since 2000. She was the Company’s Vice President—Human Resources from 1998 until 2000, Human Resources Manager from 1996 to 1998 and Corporate Secretary from 1999 to 2000. From 1994 to 1995, she served in various accounting positions with the Company, including Assistant Controller—Operations.

Jennifer M. Grigsby, 44, has served as Senior Vice President and Treasurer since 2007 and as Corporate Secretary since 2000. She served as Vice President from 2006 to 2007 and as Assistant Treasurer from 1998 to 2007. From 1995 to 1998, Ms. Grigsby served in various accounting positions with the Company.

Michael A. Johnson, 47, has served as Senior Vice President—Accounting, Controller and Chief Accounting Officer since 2000. He served as Vice President of Accounting and Financial Reporting from 1998 to 2000 and as Assistant Controller from 1993 to 1998.

James R. Webb, 45, has served as Senior Vice President—Legal and General Counsel since October 2012. Prior to joining the Company, Mr. Webb was an attorney with the law firm of McAfee & Taft from February 1995 to October 2012.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than 10% of the Company’s common stock to file reports of ownership and subsequent changes with the Securities and Exchange Commission (the “SEC”). Based only on a review of copies of such reports and written representations delivered to the Company by such persons, the Company believes that there were no late filings under Section 16(a) by any such persons during 2012.

Item 11. Executive Compensation

Compensation Discussion and Analysis

In this section, we describe the material components of our executive compensation system for the Company’s named executive officers listed below, whose compensation is set forth in the 2012 Summary Compensation Table and other compensation tables contained in this Item 11.

Aubrey K. McClendon	President and Chief Executive Officer, or CEO; co-founded the Company in 1989(1)
Steven C. Dixon	Acting Chief Executive Officer, or Acting CEO, Executive Vice President – Operations and Geosciences and Chief Operating Officer; has been with the Company for 22 years(2)(3)
Domenic J. (“Nick”) Dell’Osso, Jr.	Executive Vice President and Chief Financial Officer, or CFO; has been with the Company for four years(3)
Douglas J. Jacobson	Executive Vice President—Acquisitions and Divestitures; has been with the Company for 14 years
Jeffrey A. Fisher	Executive Vice President—Production; has been with the Company for 10 years

(1)	Mr. McClendon ceased serving as President and CEO of the Company on April 1, 2013.
(2)	Mr. Dixon was named Acting CEO effective April 1, 2013.
(2)	Messrs. Dixon and Dell’Osso, along with the Company’s independent, non-executive Chairman Mr. Dunham, were named to the Office of the Chairman upon its formation on March 29, 2013.

We present our Compensation Discussion and Analysis in the following sections:

1.	Say-on-Pay Response and Compensation Highlights. In this section, we discuss the response of the Compensation Committee of our Board to the 2012 shareholder advisory vote on named executive officer compensation and highlight aspects of our redesigned executive compensation system.

2.	Executive Compensation System. In this section, we describe the Company’s executive compensation philosophy and the material components of our executive compensation system, including certain important changes the Compensation Committee recently implemented.

3.	2012 Named Executive Officer Compensation. In this section, we detail the Company’s 2012 named executive officer compensation and explain how and why the Compensation Committee arrived at specific compensation decisions.

4.	Other Executive Compensation Matters. In this section, we provide a brief overview of policies related to minimum stock ownership, prohibition of margining and derivative or speculative transactions involving Company stock and executive compensation clawbacks. We also review the risks associated with our compensation programs and accounting and tax treatment of compensation.

5.	Actions Related to 2013 Executive Compensation. In this section, we provide an overview of certain Compensation Committee executive compensation decisions for 2013.

6.	Mr. McClendon’s Separation; Mr. Dixon’s Appointment as Acting CEO. In this section, we provide details with regard to compensatory arrangements related to Mr. McClendon’s separation from the Company and Mr. Dixon’s appointment as Acting CEO.

Say-on-Pay Response and Compensation Highlights

Response to 2012 Shareholder Advisory Vote on Named Executive Officer Compensation

At our 2012 annual meeting of shareholders, approximately 80% of shares were cast “against” our named executive officer compensation. Shortly thereafter, in June 2012, the Board appointed five new independent directors, including an independent, non-executive Chairman of the Board. The Compensation Committee, comprised of entirely new members, considered the results of the advisory vote and believed it conveyed our shareholders’ dissatisfaction with the Company’s executive compensation in light of performance. The Compensation Committee engaged in a comprehensive review of the Company’s executive compensation system, considering the outcome from the 2012 annual meeting, with a goal of ensuring that the Company’s compensation programs appropriately tie executive pay to Company performance. To assist in its review, the Compensation Committee engaged Frederic W. Cook & Co., Inc., or F.W. Cook, as its independent compensation consultant. The Company discussed its 2012 compensation program with many of its major shareholders. In addition, the Company’s largest shareholder, representing 13.7% of the Company’s common stock, recommended two directors who currently serve on our Compensation Committee.

The Compensation Committee implemented substantial changes to the Company’s executive compensation system in 2012, including implementing annual and long-term incentive programs that are based on objective performance criteria and that are designed to tie pay to performance. In response to shareholder feedback emphasizing the importance of incorporating both total shareholder return, or TSR, and operational performance goals in order to provide named executive officers with effective incentives associated with the Company’s long-term growth and performance, the Company included operational metrics as part of the performance-based component of its long-term incentive program for 2012. The Compensation Committee’s decisions with regard to the Company’s executive compensation system for 2012 included the following:

•	Adopted a formal compensation philosophy that emphasizes pay for performance and targets peer median compensation levels.

•

Exercised downward discretion to further reduce payouts calculated based on a formulaic assessment of Company performance under the annual incentive program in 2012 to an average of approximately 50% of 2011 annual incentive payouts for the named executive officers and, after considering Mr. McClendon’s recommendation to such effect, awarded no annual incentive compensation to Mr. McClendon.

•

Held base salaries flat in 2012 for the majority of our named executive officers. Only Messrs. Dell’Osso and Fisher received base salary increases in 2012, which were driven by competitive positioning and internal pay equity considerations. The salaries of Messrs. Dixon and Jacobson were not increased in 2012, and remained at levels set for each in July 2008. Similarly, Mr. McClendon’s salary remained at $975,000, reflecting no increase since 2006. We increased Mr. Dixon’s salary to $975,000 in connection with his appointment as Acting CEO effective April 1, 2013. See “—Mr. McClendon’s Separation; Mr. Dixon’s Appointment as Acting CEO” on page 28.

•

Significantly reduced perquisites for executive officers, including eliminating, or further limiting in the case of Mr. McClendon, personal use of fractionally owned Company aircraft by named executive officers.

The connection between pay and performance is further reflected in decisions of the Compensation Committee for 2013 executive compensation, including:

•

Entered into new executive employment agreements that contain substantial changes from the Company’s previous executive employment agreements, including the elimination of “single-trigger” change-of-control cash payments and cash payments upon death or disability.

•	Maintained base salary levels for the named executive officers at 2012 levels, other than for Mr. Dixon, whose base salary was increased upon his appointment as Acting CEO.

•

Implemented a new Annual Incentive Plan and based annual incentive opportunities on the Company’s performance relative to eleven pre-established objective operational and financial performance goals. Target annual incentive opportunities remained flat for named executive officers.

•	Reduced target long-term incentive awards for named executive officers by approximately 10% from 2012 target levels.

At the 2013 annual meeting of shareholders, we will again hold an advisory vote to approve named executive officer compensation, in accordance with the shareholders’ advisory vote in 2011 in favor of annual advisory votes on executive compensation. The Compensation Committee will consider the results from this year’s and future advisory votes on executive compensation.

Compensation Highlights

Our redesigned executive compensation system has the following attributes:

Compensation System Attributes	Description
Compensation philosophy*	Adopted formal compensation philosophy that emphasizes pay for performance and targets peer median compensation levels
Objective long-term performance measures*	Over 50% of long-term compensation is subject to achievement of objective pre-determined performance goals tied to operational and strategic objectives and the creation of long-term shareholder value
Objective annual incentive program with pre-determined performance measures*	Annual incentive compensation based on achievement of pre-determined objective operational and financial performance goals
2012 CEO compensation reduced*	Reduced 2012 CEO total compensation by $1 million, including no 2012 annual incentive compensation, following an earlier 2011 reduction of total compensation of over $3 million

No tax gross-ups for executive officers	No tax gross-ups for executive officers
Historical and expected future use of tally sheets	Tally sheets allow the Compensation Committee to analyze both the individual elements of compensation (including the compensation mix) and the aggregate total amount of actual and projected compensation
Minimum stock ownership guidelines*	Enhanced minimum stock ownership guidelines for all named executive officers
Margining and speculative transactions prohibited*	Full prohibition on margining, derivative or speculative transactions, such as hedges, pledges and margin accounts, by executive officers
Incentive plans designed to qualify for Section 162(m) tax deductibility	Performance share unit (PSU) awards are intended to qualify as performance-based compensation under Section 162(m); we are asking that shareholders approve the 2013 annual incentive plan, which will permit 2013 and future annual incentive compensation to so qualify
Substantially all perquisites ended*	Ended substantially all perquisites for named executive officers, including personal use of Company aircraft, except in the case of Mr. McClendon, who agreed to increase his reimbursement to the Company for personal travel in excess of $250,000
Double trigger upon change of control*	Effective January 1, 2013, new employment agreements with our named executive officers eliminated “single-trigger” change-of-control cash payments
Clawback policy*	Implemented a compensation recovery policy to recapture unearned incentive payments in the event of material noncompliance with any financial reporting requirement under the law that leads to an accounting restatement
Representative and relevant peer group*	The Compensation Committee worked with its independent compensation consultant to increase the number of companies in the peer group from five to 11 while satisfying other important peer group criteria such as comparable size and relevance to the Company’s industry
No cash payments on death and disability*	Effective January 1, 2013, new employment agreements with our named executive officers other than the CEO eliminated lump sum payments of 52 weeks of base salary in the event of death and 26 weeks of base salary in the event of a disability

*	Indicates item has been implemented or further enhanced by the Compensation Committee since the beginning of 2012.

Executive Compensation System

Philosophy and Objectives of our Executive Compensation System

In 2012, to guide its review and future compensation decisions, the Compensation Committee adopted a formal compensation philosophy. The philosophy reflects the Compensation Committee’s intent to generally set all elements of target compensation (e.g., base salary, target annual incentive award opportunity and target long-term incentive award opportunity) at the median of similarly situated executives among the Company’s peer group or other relevant industry benchmarks. The competitive positioning of target compensation levels for individuals may vary above or below the median based on executive-specific factors such as tenure, experience, proficiency in role or criticality to the organization. The Compensation Committee’s objective is to have a program that:

•	Attracts and retains high performing executives;

•	Pays for performance and thus has a meaningful portion of pay tied to business performance;

•	Aligns compensation with shareholder interests while rewarding long-term value creation;

•	Discourages excessive risk by rewarding both short-term and long-term performance;

•	Reinforces high ethical conduct, environmental awareness and safety; and

•	Maintains flexibility to better respond to the dynamic and cyclical energy industry.

Unlike target compensation levels, which are set by the Compensation Committee near the beginning of the year, actual compensation is a function of the Company’s operational, financial and stock price performance, as reflected through annual incentive payouts, performance share payouts and the value of all other long-term incentive awards at vesting. Actual compensation is intended to vary above or below target levels commensurate with Company performance.

Elements of our Executive Compensation System

The purpose and key characteristics of each element of our 2012 executive compensation system are summarized below:

Element	Purpose	Key Characteristics
Base salary	Reflects each named executive officer’s base level of responsibility, leadership, tenure, qualifications and contribution to the success and profitability of the Company and the competitive marketplace for executive talent specific to our industry.	Fixed compensation that is reviewed annually and adjusted if and when appropriate.

Annual incentive award	Motivates named executive officers to achieve our short-term business objectives that drive long-term performance while providing flexibility to respond to opportunities and changing market conditions.	Variable performance-based annual cash award. Awards were based on corporate performance compared to pre-established performance goals. Adjusted downward for all named executive officers in 2012.

PSU award	Motivates named executive officers to achieve our business objectives by tying incentives to our financial and key operational metrics over the performance period while continuing to reinforce the link between the interests of our named executive officers and our shareholders.	Variable performance-based long-term award. The ultimate number of units earned is based on the achievement of relative and absolute total shareholder return and production and proved reserve growth performance goals.

Restricted stock award	Motivates named executive officers to achieve our business objectives by tying incentives to the performance of our common stock over the long term; reinforces the link between the interests of our named executive officers and our shareholders; motivates our named executive officers to remain with the Company by mitigating swings in incentive values during periods of high commodity price volatility.	Long-term restricted stock award with a ratable vesting period over four years. The ultimate value realized varies with our common stock price.

Other compensation	Provides benefits that promote employee health and work-life balance, which assists in attracting and retaining our named executive officers.	Indirect compensation element consisting of health and welfare plans and minimal perquisites.

2012 Named Executive Officer Compensation

2012 Process for Determining Executive Compensation

Role of the Compensation Committee

In determining compensation, the Compensation Committee makes an overall assessment of the performance of the named executive officer team and the role and relative contribution of each of its members. In 2012, the Compensation Committee transitioned to conducting performance and compensation reviews of our named executive officers on an annual basis instead of on a semi-annual basis. In 2012, the Compensation Committee’s approach consisted of both subjective consideration of each named executive officer’s performance and overall role in the organization and objective consideration of the Company’s performance relative to predetermined metrics as more fully described beginning on page 15 under “—2012 Named Executive Officer Compensation Elements”. In its assessment of the performance of each named executive officer in 2012, the Compensation Committee considered the following:

Individual Performance	Company Performance	Intangibles

•    Named executive officer’s contributions to the development and execution of the Company’s business plans and strategies (including contributions that are expected to provide substantial benefit to the Company in future periods)

•    Performance of the named executive officer’s department or functional unit

•    Level of responsibility

•    Longevity with the Company

•    Overall performance of the Company, including progress made with respect to production, reserves, operating costs, drilling results, risk management activities and asset monetizations

•    Financial performance as measured by cash flow, net income, cost of capital, general and administrative costs, progress towards debt reduction goals and common stock price performance

• Leadership ability • Demonstrated commitment to the Company • Motivational skills • Attitude • Work ethic

Role of the Compensation Consultant

The Compensation Committee has the sole authority for the appointment, compensation and oversight of the Company’s outside compensation consultant. Our Compensation Committee set out to redesign our executive compensation system and, from the second half of 2011 through June 2012, retained Cogent Compensation Partners, an independent compensation consulting firm with extensive experience in the energy industry, to provide recommendations to the Compensation Committee for the Company’s 2012 executive compensation system. At the request of the Compensation Committee, Cogent conducted a peer group benchmarking analysis and assessed all elements of the Company’s executive compensation system and practices and designed and proposed new program elements, including a performance-based annual incentive program and a mix of long-term incentives consisting of over half PSUs. The Compensation Committee formally adopted the proposed program elements, as discussed in detail below under “—2012 Named Executive Officer Compensation Elements”. The compensation services provided also included advising on director compensation.

In support of the comprehensive review of the Company’s executive compensation system initiated by the Compensation Committee following the 2012 annual meeting, the Compensation Committee retained F.W. Cook as its independent compensation consultant to replace Cogent. F.W. Cook provided an objective analysis of, and counsel on, the Company’s executive compensation system, attending meetings of the Compensation Committee upon request and communicating with the chairman of the Compensation Committee between meetings. Both Cogent and F.W. Cook reported directly to the Compensation Committee and neither provided additional services to the Company.

During 2012, Pay Governance LLC was retained by Company management to provide services related to the Company’s compensation program, policies and processes, including consulting on the Company’s executive compensation system. On occasion, the Compensation Committee obtained the advice of Pay Governance through meetings in which F.W. Cook also participated. The Compensation Committee further directed F.W. Cook to review and coordinate with Pay Governance on the delivery of any work product by Pay Governance to the Committee, to perform an independent, objective analysis of market and other data provided by Pay Governance and to generally counsel the Committee as to the advice obtained from Pay Governance.

The Compensation Committee evaluated whether conflicts of interest were created by the retention of any of the advisors providing compensation consulting services in 2012, considering the following factors: (1) other services provided to the Company by the advisor; (2) past fees paid to the advisor as a percentage of total revenue of the advisor; (3) conflicts of interest policies of the advisor; (4) relationships between the advisor and members of the Board; (5) company stock owned by employees of the advisor; and (6) relationships between the advisor and any executive of the Company. As a result of this assessment, the Compensation Committee concluded that (i) no conflicts of interest exist with respect to F.W. Cook and (ii) Pay Governance is not independent from management given the reporting relationship with management, the responsibility of management for the oversight of Pay Governance’s work product and the services provided. The Compensation Committee concluded that any potential conflict posed by the Compensation Committee’s receipt of advice from Pay Governance was sufficiently mitigated by the direct involvement of F.W. Cook and the Compensation Committee’s own examination and assessment of the objectivity of Pay Governance’s advice.

Benchmarking

In 2011, at the request of the Compensation Committee, Cogent conducted a peer group benchmarking analysis. The objective of this analysis was to understand the competitiveness of the named executive officers’ total direct compensation, consisting of base salary, annual incentive compensation and the value of long-term incentive awards, relative to our compensation peer group companies. The peer group consisted of certain exploration and production peer companies which are similar to the Company in size, scope and nature of business operations. Cogent collected and analyzed the benchmark data based on publicly disclosed information and presented its analysis to the Compensation Committee. The analysis indicated that total direct compensation for our CEO and each of the other named executive officers in 2011 generally ranged from the median to the seventy-fifth percentile of benchmark data as compared to our peer group. These results informed the Compensation Committee’s decisions with respect to setting 2012 executive compensation, including establishing the targets for the newly implemented performance-based annual incentive award program and PSU component of the Company’s long-term incentive program for named executive officers. Our 2011 industry peer group consisted of the following companies: Anadarko Petroleum Corporation, Apache Corporation, Devon Energy Corporation, EOG Resources, Inc. and Occidental Petroleum Corporation.

During 2012, F.W. Cook was asked by the Compensation Committee to review the Company’s peer group in support of the Committee’s comprehensive review of the Company’s executive compensation system following the 2012 annual meeting of shareholders. In 2012, following F.W. Cook’s review, the Compensation Committee enlarged the peer group to better align it with typical market practice in terms of the number of peers and the Company’s relative size. Peer group candidates were drawn from the relevant Global Industry Classification Standard group and narrowed based on size criteria, primarily revenue and market capitalization. Marathon Oil Corporation and Noble Energy, Inc. satisfied the size, scope and nature of business operations criteria and were added to the peer group. Within the exploration and production industry, there are a small number of companies that closely resemble us in size, scope and nature of business operations. Enlarging our peer group also required that the Compensation Committee broaden its industry screen to include integrated oil and gas companies that also satisfied the revenue and market capitalization criteria, which resulted in adding Hess Corporation and Murphy Oil Corporation to the Company’s peer group. These companies are also considered peers by other companies in our peer group. Finally, the Compensation Committee added Continental Resources, Inc. and SandRidge Energy, Inc. to the peer group as they are Oklahoma-based exploration and production companies that are direct competitors with the Company for local talent.

Our resulting industry peer group contains companies in our industry that are both larger and smaller in size and scope. With the exception of the integrated oil and gas companies discussed above, all of the peer companies are independent exploration and production companies. We considered companies that compete in our industry, but are significantly larger than we are, and companies that compete in unrelated industries within the energy sector such as the mining or coal industries but did not include such companies in our peer group.

We compete with the companies in our compensation peer group for talent and the Compensation Committee believes the selected companies are currently the most appropriate for use in executive compensation benchmarking. The differences and similarities between us and the companies in our industry peer group are taken into consideration when referencing benchmarks for named executive officer compensation decisions. As discussed above under “—Executive Compensation System—Philosophy and Objectives of Our Executive Compensation System”, the Compensation Committee intends to generally set all elements of target compensation at the median of similarly situated executives among the Company’s peer group and may also consider other relevant industry benchmarks in making compensation decisions. The Compensation Committee directed F.W. Cook to conduct a peer group benchmarking analysis using the new peer group companies and determined that, relative to the new peer group companies, target total cash compensation for our CEO and other named executive officers was near the median of the Company’s peer group target total cash compensation. Target total direct compensation for our CEO and other named executive officers, however, exceeded the median, falling around the 75% percentile, suggesting the stronger than necessary competitive positioning of target long-term incentive grants. This determination became one factor in the Compensation Committee’s determination to reduce the long-term incentive as detailed below under “—Actions Related to 2013 Executive Compensation”.

CEO and Management Role in Executive Compensation Process

Mr. McClendon generally met with the chairman of the Compensation Committee in 2012 and, as appropriate, made recommendations and participated in discussions in order to provide information to the Compensation Committee regarding the compensation of the other named executive officers. On occasion, Mr. McClendon attended Compensation Committee meetings; however, the Compensation Committee met in executive session without Mr. McClendon throughout the year. Following such recommendations, the Compensation Committee discussed the compensation of each named executive officer and approved the final named executive officer compensation amounts, subject to such modifications as it deemed appropriate. Following such approval, the Compensation Committee made a report to the Board of Directors for discussion and ratification. Mr. McClendon, not being a member of the Compensation Committee, did not vote at Compensation Committee meetings, and he did not participate in the Board’s vote on the acceptance and approval of the Compensation Committee’s recommendations or reports with respect to his compensation.

In addition, our CEO, CFO, COO, Senior Vice President—Human and Corporate Resources and Senior Vice President, Treasurer and Corporate Secretary typically provide the Compensation Committee and its advisors with detailed analyses and recommendations regarding each element of named executive officer compensation to facilitate the Compensation Committee’s annual review of named executive officer compensation.

Use of Tally Sheets in Executive Compensation Process

The information provided to the Compensation Committee has historically included tally sheets detailing for each named executive officer:

•	the components of the named executive officer’s current compensation, including cash compensation, equity-based compensation, accumulated 401(k) and deferred compensation balances and perquisites;

•	potential payouts under the termination of employment and change of control provisions under the named executive officer’s employment agreement and applicable equity compensation plans; and

•

projected wealth accumulation from the named executive officer’s outstanding equity compensation awards assuming 0%, 5% and 10% appreciation and depreciation in the price of the Company’s common stock over the next five years.

The tally sheets bring together in one place all of the elements of actual and potential future compensation of the named executive officers, as well as information about their wealth accumulation. This allows the Compensation Committee to analyze both the individual elements of compensation (including the compensation mix) and the aggregate total amount of actual and projected compensation. In light of the comprehensive review of executive compensation in 2012 conducted with the assistance of Pay Governance and F.W. Cook, the Committee did not incorporate the use of tally sheets. However, the Compensation Committee intends to use tally sheets in the future.

2012 Corporate Performance Highlights

2012 was a period of transition and provided many challenges for our Company. We are the second-largest producer of natural gas, a top 11 producer of liquids and the most active driller of wells in the U.S. The natural gas commodities environment of 2012 placed significant stress on our financial performance and weighed heavily on the Company’s TSR, along with other financial performance measures.

The period was also one of substantial accomplishment. In that time, the Company continued its transition to an operational focus on asset development, concluding its leasehold acquisition phase and exiting ancillary businesses that were no longer integral parts of our overall business strategy. Further, lower natural gas prices in 2012 and early 2013 have confirmed the Company’s strategy, initiated in 2011, to focus leasehold acquisitions and production activities on increasing liquids production, which includes oil and natural gas liquids. In 2012, the Company executed value-creating asset sales of approximately $12 billion of assets and had one of the best liquids growth stories in the industry, with liquids production up approximately 54% on average relative to 2011.

In 2012, Chesapeake delivered the following major accomplishments:

•

Continued Growth Through the Drillbit. We believe that our most distinctive characteristic is our commitment and ability to grow production and proved reserves organically through the drillbit at a low cost in areas with large unconventional accumulations of natural gas and liquids. We are currently utilizing 83 operated drilling rigs and 31 non-operated drilling rigs to conduct the most active drilling program in the U.S. We are active in most of the nation’s major unconventional plays, where we drill more horizontal wells than any other company in the industry. For many years, we have invested large amounts of capital in undeveloped leasehold, three dimensional (3-D) seismic information and human resources to take full advantage of our capacity to grow through the drillbit. As a result of those investments, we have been able to increase production for 23 consecutive years. Our daily production for 2012 averaged 3.89 bcfe, an increase of 614 mmcfe, or 19%, over the 3.272 bcfe of daily production for 2011, and consisted of 3.08 bcf of natural gas (80% on a natural gas equivalent basis), approximately 85,420 bbls of oil (13% on a natural gas equivalent basis) and approximately 48,130 bbls of natural gas liquids (7% on a natural gas equivalent basis). Our natural gas production in 2012 grew by 12%, or 333 mmcf per day; our oil production increased by 84%, or approximately 38,950 bbls per day; and our natural gas liquids production increased by 19%, or approximately 7,820 bbls per day.

•

Increased Liquids Production. In recognition of the value gap between liquids and natural gas prices that has widened to historic levels in the last five years, we directed a significant portion of our technological and leasehold acquisition expertise to identify, secure and commercialize new unconventional liquids-rich plays. This transition results in a more balanced and likely more profitable portfolio between natural gas and liquids. To date, we have established production in multiple liquids-rich plays on approximately 6.4 million net acres. Our production of liquids averaged approximately 133,550 bbls per day during 2012, a 54% increase over the average during 2011, as a result of the increased development of our unconventional liquids-rich plays. In 2012, approximately 85% of our drilling and completion expenditures were allocated to liquids-rich plays, compared to 50% in 2011 and 30% in 2010.

•

Continued to Focus our Operations in the “Core of the Core” of our Leasehold. We have made significant acquisitions of leasehold inventory and necessary investments in infrastructure, oilfield services, seismic data and human resources that have allowed us to drill wells more successfully and at a lower cost. Recently, we have shifted our focus to the development of the 10 plays in which we have a #1 or #2 ownership position. In an effort to optimize our portfolio around our core natural gas and oil properties, during 2012 we completed sales of natural gas and oil properties, midstream and other assets for proceeds of approximately $12 billion (including $1.25 billion from the sale of a preferred security in a subsidiary). By concentrating on the “core of the core” of our assets, we believe we can leverage our past investments to prioritize our drilling program around our highest-return assets and enhance returns on capital.

We believe this is an excellent series of accomplishments in a very tough year for the industry as natural gas prices reached 10-year lows in early 2012 and remained depressed throughout the year.

2012 Named Executive Officer Compensation Elements

In December 2011, the Compensation Committee adopted substantial changes which are reflected in our 2012 executive compensation system. As shown below, our 2012 system continued to utilize base salary and restricted stock awards and also featured the following new performance-based components: (1) annual incentive awards based on objective pre-established performance goals and (2) PSUs under our Amended and Restated Long Term Incentive Plan, or LTIP.

Base Salary

Base salaries reflect each named executive officer’s base level of responsibility, leadership, tenure and contribution to the success and profitability of the Company and the competitive marketplace for executive talent specific to our industry. With the exception of Messrs. Dell’Osso and Fisher, base salaries for named executives remained flat for 2012.

Annual Incentive Compensation

The annual incentive component of our executive compensation system is intended to motivate and reward named executive officers for achieving our short-term business objectives that we believe drive the overall performance of the Company over the long term. In 2012, the Compensation Committee focused heavily on redesigning the annual incentive program, implementing a formulaic approach to awarding annual incentives based on an evaluation of the Company’s performance relative to seven pre-established, objective operational and financial goals. The Company proposed the 2012 Annual Incentive Plan at the 2012 annual meeting of shareholders, which failed to receive shareholder approval. In response to that vote and the Company’s 2012 say on pay vote, the Compensation Committee reformulated the 2012 annual incentive program using the proposed 2012 Annual Incentive Plan as a framework and establishing a formulaic methodology for determining annual incentive awards based on the Company’s achievement of performance goals based on the original performance goals established by the Compensation Committee in 2011 and communicated to shareholders in the 2012 proxy statement. In doing so, the Compensation Committee removed any ability to exercise upward discretion; however, the Compensation Committee retained the ability to reduce payouts below the amounts calculated by the formula based on qualitative factors.

Calculating Annual Incentive Awards. The following formula was used to calculate the maximum payment that could be awarded to a named executive officer under the reformulated 2012 annual incentive program:

Base Salary             X             Target Percentage of Base Salary             X             Payout Factor (0 - 200%)

The Compensation Committee used the base salary in effect on the last day of 2012 in calculating the annual incentive payments. The Compensation Committee established the target percentage of base salary of 150% for the CEO, 125% for EVPs and 100% for SVPs to provide an annual incentive opportunity that is competitive with our peers. Following the end of 2012, the Compensation Committee determined the payout factor based on the Company’s achievement of pre-established threshold, target and maximum performance levels and the corresponding payout opportunities of 50%, 100% and 200% of the target percentage of base salary (using linear interpolation for performance levels falling in between threshold and target and between target and maximum) with no payment for performance not achieving the minimum 50% threshold performance level, as discussed below. The following chart shows the range of annual incentive award opportunities expressed as a percentage of salary for the named executive officers by title, based on the target percentage of base salary multiplied by the above-listed threshold, target and maximum payout opportunities.

Executive Level	Threshold	Target	Maximum
CEO	75%	150%	300%
EVP	62.5%	125%	250%
SVP	50%	100%	200%

The 2012 annual incentive awards payable to certain named executive officers were further subject to limitations previously imposed under the executives’ employment agreements. Given the outcome of the formulaic analysis described below and the Compensation Committee’s further reduction of annual incentive payouts, in 2012, the annual incentive payments did not exceed the limitations prescribed by any of our named executive officers’ employment agreements.

Calculation of Payout Factor. In reformulating the 2012 annual incentive program, the Compensation Committee established the performance goals detailed in the table below based on the annual incentive performance goals previously disclosed in the Company’s 2012 proxy statement, which it believed appropriately reflected factors that positively impact shareholder value. The table below also details the Company’s level of achievement with respect to each performance goal and the final payout factor to be applied to each named executive officer’s target annual incentive award opportunity calculated using linear interpolation as described above.

A	B	C	D	E= D/C	F (a function of E)	G = F x B
Goal	Weighting	Performance Target	Performance	Achievement Level	Individual Payout Factor	Weighted Payout Factor
Operating cash flow(a)	10.0%	$4.691 billion	$4.053 billion	86%	72%	7.2%
Adjusted EBITDA(b)	10.0%	$4.6 billion	$3.754 billion	82%	64%	6.4%
Long-term debt reduction	10.0%	$1.126 billion	($1.531 billion)	0%	0%	0.0%
Adjusted net income(c)	10.0%	$2.064 billion	$0.285 billion	14%	0%	0.0%
Liquids production (% of production mix)	20.0%	20%	20%	100%	100%	20.0%
2012 production (bcfe) (d)	20.0%	1,294	1,477	114%	156%	31.2%
Organic proved reserves added (tcfe)(e)	20.0%	3.5	3.62	103%	112%	22.4%
			FINAL PAYOUT FACTOR: 87.2%

(a)	Operating cash flow represents net cash provided by operating activities before changes in assets and liabilities. For 2012, operating cash flow was $4.053 billion.
(b)

EBITDA represents net income (loss) before income tax expense, interest expense and depreciation, depletion and amortization expense. Adjusted EBITDA excludes certain items that management believes affect the comparability of operating results, including unrealized gains and losses on natural gas, oil and natural gas liquids derivatives, impairments, gains and losses on sales of fixed assets and investments, and losses on purchases of debt. For 2012, adjusted EBITDA was $3.754 billion.

(c)

Adjusted net income available to common stockholders represents net income available to common stockholders, excluding certain items that management believes affect the comparability of operating results, including unrealized gains and losses on derivatives, impairments, gains and losses on sales of fixed assets and investments, losses on purchases/exchanges of debt. For 2012, adjusted net income available to common stockholders was $285 million.

(d)

The production target is measured against full-year Company performance ignoring production gains/losses associated with asset sales and purchases. The Compensation Committee believes this adjustment is appropriate in light of the Company’s strategic goal of divesting non-core assets.

(e)

The proved reserves growth target is an organic growth goal and ignores changes in proved reserves caused by changes in oil and natural gas prices and asset sales and purchases. The Compensation Committee believes these adjustments are appropriate in light of the Company’s strategic goal of divesting non-core assets and promoting organic proved reserves growth through the drillbit.

Summary of Payments for 2012. The annual incentive analysis under the reformulated annual incentive program yielded below target payouts for all executives. In light of the Company’s performance in 2012, the Compensation Committee exercised negative discretion to further reduce the payouts otherwise calculated by the formula above, resulting in average year-over-year reductions to named executive officers’ annual incentive compensation of approximately 50% and, after considering Mr. McClendon’s recommendation to such effect, awarded him no annual incentive compensation for 2012. The following table shows how the formula was applied and the actual amounts awarded under the 2012 annual incentive program.

Name	Base Salary(a)	Target Annual Incentive(b)	Target Value of Annual Incentive	Potential Payments at Grant Date(c)	Payout Factor	Range of Payments based on 2012 Performance	2012 Actual Award	2011 Cash Bonus Award	Percentage Change
Aubrey K. McClendon	$975,000	150%	$1,462,500	$0 – $1,951,000	87.2%	$0 – $1,275,300	$0	$1,950,000	-100.0%
Steven C. Dixon	860,000	125%	1,075,000	0 – 1,361,000	87.2%	0 – 937,400	775,000	1,360,000	-43.01
Domenic J. (“Nick”) Dell’Osso, Jr.	725,000	125%	906,250	0 – 1,812,500	87.2%	0 – 790,250	750,000	1,025,000	-26.83

Douglas J. Jacobson	800,000	125%	1,000,000	0 – 1,201,000	87.2%	0 – 872,000	700,000	1,200,000	-41.67
Jeffrey A. Fisher	725,000	125%	906,250	0 – 1,812,500	87.2%	0 – 790,250	575,000	965,000	-40.41
(a)	As of December 31, 2012.
(b)	Reflected as a percentage of base salary.
(c)

Maximum amounts for Messrs. McClendon, Dixon and Jacobson reflect contractual caps on annual cash bonus payments pursuant to their employment agreements with the Company effective through 2012. See “—Executive Compensation Tables—Grants of Plan-based Awards Table for 2012” for more details.

The Compensation Committee has continued to improve the annual incentive program applicable to our named executive officers for 2013 as discussed in more detail under “—Actions Related to 2013 Executive Compensation” on page 25 below.

Long-Term Incentive Compensation

Long-term incentive compensation aligns the interests of the named executive officers with our shareholders, consistent with our goal of shareholder value creation. In 2012, the Compensation Committee and the Board approved significant modifications to our long-term incentive compensation program, incorporating PSU awards under the LTIP into the mix of long-term incentive compensation. Total compensation for the named executive officers is weighted heavily toward long-term incentive compensation, and for 2012 a substantial majority of each named executive officer’s total incentive compensation consisted of the grant of restricted stock and PSUs. For 2012, the Compensation Committee determined that long-term incentive compensation that consists of approximately half restricted stock and half performance-based incentives best met our compensation objectives. This approach is intended to motivate our named executive officers to achieve our business objectives by tying incentives to the achievement of our key financial and operational performance objectives and continuing to reinforce the link between the interests of our named executive officers and our shareholders.

2012 Restricted Stock Awards. Since 2004, the Company has provided long-term incentive compensation in the form of restricted stock granted under the LTIP. On the first trading day of January 2012, the Compensation Committee awarded shares of restricted stock, with a ratable vesting period of four years, in an amount equal to approximately half of the aggregate long-term incentive award value intended for such officer. The Compensation Committee continues to believe that restricted stock grants to named executive officers play an important role in accomplishing the objectives of the executive compensation system, in particular, retention and alignment with shareholder interest. Further, in 2012, the Compensation Committee approved the right of holders of unvested outstanding and future restricted stock awards to receive dividends on restricted shares.

2012 PSU Awards. On the first trading day of January 2012, the Compensation Committee awarded PSUs to each named executive officer in an amount equal to approximately half of the aggregate long-term incentive award value intended for such officer. The final number and value of the PSUs paid to a named executive officer depends on the Company’s performance relative to objective performance goals following the end of the performance periods. The Compensation Committee established the performance goals in early 2012, based on performance measures enumerated in the LTIP and, if met, each PSU awarded entitles a named executive officer to a cash payment based on the price per share of the Company’s common stock. No dividend equivalents are paid on PSUs.

The 2012 PSU awards consist approximately 12.5% of one-year performance period PSUs, 21.875% of two-year performance period PSUs and 65.625% of three-year performance period PSUs, vesting ratably in one-year increments on January 1 over the applicable performance period (i.e., the one-, two- and three-year performance period PSUs vest 100%, 50% and 33% on January 1, 2013, respectively, the two- and three-year performance period PSUs vest 50% and 33% on January 1, 2014, respectively, and the three-year performance period PSUs vest 33% on January 1, 2015). The mix of one-, two- and three-year performance goal PSUs was intended to provide a transition from a restricted stock program with ratable annual payouts to a hybrid program under which 50% of the long-term incentive does not pay out until the end of a three-year performance period. Beginning in 2013, PSU awards have only three-year performance periods.

The 2012 PSUs granted to each named executive officer were subject to the Company’s performance relative to objective performance goals measured at the end of the applicable performance period. Based on engagement with several of the Company’s largest shareholders, the 2012 PSU performance goals incorporate both TSR and operational performance goals to provide named executive officers with effective incentives associated with our long-term growth and performance and to align named executive officer compensation with shareholder interests. 2012 PSU award payouts are based on a modifier comprised of two equally weighted components, total shareholder return and operational performance:

The industry peer group used to measure achievement of relative TSR goals consisted of Anadarko Petroleum Corporation, Apache Corporation, ConocoPhillips, Devon Energy Corporation, EOG Resources, Inc., Hess Corporation, Marathon Oil Corporation and Occidental Petroleum Corporation.

For 2012, the Compensation Committee granted PSUs in the following amounts:

Name	Total Target PSUs	Grant Date Fair Value of Award(a)	Target 1-Year PSUs	Target 2-Year PSUs	Target 3- Year PSUs
Aubrey K. McClendon	296,615	$8,204,556	37,077	64,885	194,653
Steven C. Dixon	156,780	4,336,632	19,598	34,296	102,886
Domenic J. (“Nick”) Dell’Osso, Jr.	105,935	2,930,228	13,242	23,173	69,520
Douglas J. Jacobson	122,885	3,399,076	15,361	26,881	80,643
Jeffrey A. Fisher	65,681	1,816,778	8,210	14,368	43,103

(a)

Grant date value of awards determined pursuant to FASB Topic 718. The assumptions used by the Company in calculating these amounts are incorporated by reference to Note 8 to the Company’s consolidated financial statements in the Form 10-K filed on March 1, 2013. Such amounts represent approximately half of each named executive officer’s long term incentive award.

The Compensation Committee determines the final number of PSUs awarded to named executive officers based on the TSR and Operational Modifier matrices below, which correlate to the Company’s performance over the applicable performance periods. Modifiers are expressed as a percentage and have a combined range of 0 - 250%.

The ultimate cash payout earned by a named executive officer is determined by multiplying the number of units, as modified above, by the average closing price per share of our common stock as reported on the New York Stock Exchange for the 20 trading days including and immediately preceding the last day of the performance period. Cash awards under the PSU program are calculated as of the end of the performance period and delivered as follows:

We believe the 2012 PSU awards granted by the Compensation Committee appropriately reflect our compensation philosophy by establishing a clear connection between the compensation of our named executive officers and the achievement of performance goals that are important for long-term value creation. We believe that our 2012 stock performance goals, by incorporating both absolute and relative TSR performance measures, correctly balance accountability to shareholders for absolute TSR with the need for compensation incentives that reward named executive officers for outstanding achievement relative to our peers even when low commodity prices weigh on our stock price. Similarly, we believe that our operational performance goals balance two of the most important factors that drive long-term value creation for our shareholders, production growth and proved reserves growth.

All 2012 PSU awards are intended to comply with Section 162(m) of the Code.

In January 2013, the Compensation Committee certified the Company’s performance with respect to the one-year 2012 PSU performance goals and made payments as follows:

Name	Target One-Year PSUs	Final Modifier(a)	Final One-Year PSUs Award	One-Year PSU Cash Payment(b)
Aubrey K. McClendon	37,077	75%	27,808	$472,176
Steven C. Dixon	19,598	75%	14,699	249,581
Domenic J. (“Nick”) Dell’Osso, Jr.	13,242	75%	9,932	168,637
Douglas J. Jacobson	15,361	75%	11,521	195,622
Jeffrey A. Fisher	8,210	75%	6,158	104,554

(a)	The final modifier applicable to the one-year PSUs equals the sum of the one-year TSR modifier and the one-year operational modifier, which were 0% and 75%, respectively.
(b)	Based on the 20-day closing average of the Company’s common stock ending on December 31, 2012, or $16.98 per share.

Results for the two- and three-year performance period PSUs granted in 2012 will be measured at the end of 2013 and 2014 and certified in early 2014 and 2015, respectively.

Other Compensation Arrangements

We also provide compensation in the form of benefits and perquisites to the named executive officers, including health and welfare insurance benefits, matching contributions of common stock under the Company’s 401(k) Plan and nonqualified deferred compensation plan (up to 15% of an employee’s annual base salary and cash bonus compensation) and financial planning services (see “Executive Compensation Tables—All Other Compensation Table” below). The foregoing benefits and perquisites are provided to all employees or large groups of senior-level employees.

For a portion of 2012, we provided our named executive officers personal use of fractionally owned company aircraft (see “Executive Compensation Tables—All Other Compensation Table” below). As part of its review of executive compensation in 2012, the Compensation Committee undertook a comprehensive review of executive officer perquisites in order to ensure that the Company’s practices are in line with its peers. The review resulted in the elimination of the personal use of fractionally owned Company aircraft by all executive officers, other than Mr. McClendon, effective September 30, 2012 (such program is described under “Executive Compensation Tables—Non-Employment Agreement Benefits” beginning on page 32). Mr. McClendon and the Compensation Committee agreed that he would reimburse the Company for the 2012 incremental cost of his personal use of fractionally owned Company aircraft in excess of $250,000.

In addition, we provided certain other perquisites exclusively to our CEO in 2012 that are discussed below under “—CEO Compensation in 2012”. The Company includes the above benefits and perquisites as taxable income to the executive on Form W-2 after each fiscal year, in accordance with Internal Revenue Service, or IRS, guidelines.

2008 Incentive Awards

In conjunction with the execution of new employment agreements in September 2009, each named executive officer (except our CEO and current CFO) was awarded a special incentive award for his efforts in executing significant asset monetization transactions in 2008, each a 2008 Incentive Award, to be paid in cash in four equal annual installments. The Compensation Committee intended the 2008 Incentive Awards to reward the named executive officers for the leadership role they played in enabling, negotiating and consummating joint ventures in our Haynesville, Fayetteville and Marcellus Shale plays and the sale of all our interest in the Woodford Shale in 2008. These transactions monetized $10.1 billion in assets, including $4.4 billion of drilling and completion carries, compared to our net cost of only $1.4 billion, during an extraordinarily challenging time in both the commodity and stock markets. Additionally, each of our executive vice presidents at the time, including Messrs. Dixon and Jacobson, agreed to salary and bonus caps in their respective employment agreements which remained in place through 2012. The final installment of the 2008 Incentive Awards was paid in 2012 and is reflected in the Summary Compensation Table below.

CEO Compensation in 2012

Regular Compensation. Even more than for our other named executive officers, Mr. McClendon’s total 2012 compensation was heavily weighted toward long-term incentive compensation. Though the Company performed well operationally under his leadership in 2012, given historically low natural gas prices, the Compensation Committee reduced Mr. McClendon’s total compensation in 2012 compared to 2011 by approximately $945,000. Mr. McClendon’s salary remained at $975,000 since 2006 and remained at that level through his departure in 2013 in accordance with his employment agreement. His employment agreement also provided that his annual bonus compensation for each of the years 2009 through 2013 may not exceed $1,951,000, although, as noted above, he was awarded no annual incentive compensation in 2012.

Pursuant to his employment agreement, for safety, security and efficiency, the Company provided Mr. McClendon with the use of fractionally owned company aircraft. The Company also provided Mr. McClendon with certain home security services due to the high profile nature of his position. Additionally, the Company provided Mr. McClendon with accounting and engineering support services to enable him to focus on his job duties. Mr. McClendon and the Compensation Committee agreed that he would reimburse the Company for the incremental cost of his personal use of fractionally owned Company aircraft in 2012 in excess of $250,000. Mr. McClendon fully reimbursed the Company for the costs related to personal accounting and engineering support provided to him by our employees in 2012. See “Executive Compensation Tables—All Other Compensation Table” on page 30 for details regarding such perquisites in 2012.

Severance Compensation. On April 1, 2013, Mr. McClendon ceased serving as President and CEO of the Company and resigned as a director of its Board. In connection with Mr. McClendon’s separation from the Company, on April 18, 2013, the Company and Mr. McClendon entered into a Founder Separation and Services Agreement, which was effective January 29, 2013. See “Post-Employment Compensation—Mr. McClendon’s Separation” on page 36 for a discussion of the Founder Separation and Services Agreement.

Founder Well Participation Program

Because of Mr. McClendon’s unique role as co-founder of the Company, he was the only named executive officer with the opportunity to participate and invest as a working interest owner in the Company’s wells under the Founder Well Participation Program, or the FWPP. The FWPP is described in greater detail under “Item 13. Transactions with Related Persons—Founder Well Participation Program” below.

Other Named Executive Officer Compensation in 2012

The Compensation Committee takes a comprehensive approach in determining the mix and level of named executive officer compensation by making an overall assessment of the performance of the named executive officer team and the role and relative contribution of each member of that team. Each named executive officer’s 2012 compensation was based on a comprehensive, subjective review of his individual performance as described below.

Steven C. Dixon

Mr. Dixon’s total compensation was greater than that of our other named executive officers (except our CEO) in 2012 in recognition of his broad-ranging responsibilities, experience and tenure with the Company. Among other factors, the Compensation Committee considered Mr. Dixon’s leadership in executing and building on the strong liquids production growth and cost discipline trends which he helped put in place, in the focused operational development effort of the “core of the core” of the Company’s leasehold and in the optimization of our leasehold portfolio through facilitation of our highly successful asset sales program, all in light of the impact on the Company’s overall performance.

Pursuant to his September 2009 employment agreement, the Compensation Committee maintained Mr. Dixon’s base salary at $860,000. Under his employment agreement, his annual bonus compensation could not exceed $1,361,000 during the three-year term. Mr. Dixon demonstrated exemplary individual performance in 2012; however, due to the Company’s financial performance in 2012, the Compensation Committee limited his annual incentive compensation to $775,000, as discussed in more detail above under “—2012 Named Executive Officer Compensation Elements—Annual Incentive Compensation” beginning on page 16 above. For 2012, the Compensation Committee increased the grant date fair value of his long-term incentive award to $8,036,640 from $6,813,778.

In connection with Mr. Dixon’s appointment as Acting CEO effective April 1, 2013, his base salary was increased from $860,000 to $975,000 and his 2013 Annual Incentive Plan, or AIP, target opportunity was increased from 125% to 150% of base salary. In each case, payments will be allocated pro rata between the prior and increased levels based on the duration of Mr. Dixon’s service as Acting CEO. See “—Mr. McClendon’s Separation; Mr. Dixon’s Appointment as Acting CEO” on page 28.

Domenic J. (“Nick”) Dell’Osso, Jr.

Mr. Dell’Osso was appointed Executive Vice President and CFO in November 2010. In connection with his appointment, Mr. Dell’Osso entered into an employment agreement with the Company providing for base salary, cash bonus, equity compensation and certain other benefits, as described below under “Executive Compensation Tables—Employment Agreements” on page 31. With respect to Mr. Dell’Osso’s 2012 compensation, the Compensation Committee considered, among other things, the execution of the Company’s 2012 strategic and financial plan, the quality of the Company’s financial reporting and the negotiation and execution of various asset sale and financing transactions by Mr. Dell’Osso’s team, all in light of the impact of the foregoing on the Company’s overall performance.

Mr. Dell’Osso demonstrated exemplary individual performance in 2012; however, due to the Company’s financial performance in 2012, the Compensation Committee limited his annual incentive compensation to $750,000, as discussed in more detail under “—2012 Named Executive Officer Compensation Elements—Annual Incentive Compensation” beginning on page 16 above. For 2012, the Compensation Committee increased the grant date fair value of his long-term incentive award to $5,430,294 from $3,708,176 and increased his base salary to $722,596 from $559,904.

Douglas J. Jacobson

With respect to Mr. Jacobson’s 2012 compensation, the Compensation Committee considered, among other things, the Company’s crucial 2012 asset sale program, which included the negotiation and execution of the Company’s exit from the Permian Basin, in light of the impact of the foregoing on the Company’s overall performance.

Pursuant to his September 2009 employment agreement, the Compensation Committee has maintained Mr. Jacobson’s base salary at $800,000 since July 2008. Under his employment agreement, Mr. Jacobson’s annual bonus compensation could not exceed $1,201,000 for the three-year term of such agreement. Mr. Jacobson demonstrated exemplary individual performance in 2012; however, due to the Company’s financial performance in 2012, the Compensation Committee limited his annual incentive compensation to $700,000, as discussed in more detail under “—2012 Named Executive Officer Compensation Elements—Annual Incentive Compensation” beginning on page 16 above. For 2012, the Compensation Committee increased the grant date fair value of his long-term incentive award to $6,299,162 from $5,401,807.

Jeffrey A. Fisher

With respect to Mr. Fisher’s 2012 compensation, the Compensation Committee considered his successful increase in production despite the Company’s very active 2012 asset sale program and his role in the Company’s ongoing strategic focus on liquids production, leading the Company in achieving the second-best track record in the U.S. of liquids production growth compared to our industry peers, with liquids production up 54% in 2012 compared to 2011.

The Compensation Committee established Mr. Fisher’s base salary at $724,519 for 2012. Mr. Fisher demonstrated exemplary individual performance in 2012; however, due to the Company’s financial performance in 2012, the Compensation Committee limited his annual incentive compensation to $575,000, as discussed in more detail under “—2012 Named Executive Officer Compensation Elements—Annual Incentive Compensation” beginning on page 16 above. For 2012, the Compensation Committee established the grant date fair value of his long-term incentive award at $3,366,826.

Perquisites

As discussed above, the perquisites we provided in 2012 exclusively to our executive vice presidents and senior vice presidents included limited personal use of fractionally owned Company aircraft, which was eliminated for all executive officers, other than Mr. McClendon, in September 2012. This and other perquisites are described under “—2012 Named Executive Officer Compensation Elements—Other Compensation Arrangements” beginning on page 21.

Employment Agreements and Termination Arrangements

We maintain employment agreements with the named executive officers, the material terms of which are described throughout this Item 11 and in detail below under “Executive Compensation Tables—Employment Agreements” on page 31. The Compensation Committee periodically reviews the terms of the agreements, generally focusing on the permitted activities allowed for the named executive officers and the competitiveness, value and adequacy of the severance arrangements. The terms of our equity compensation and nonqualified deferred compensation plans also govern the payments and benefits named executive officers are entitled to upon the occurrence of specified termination events. Please refer to “Post-Employment Compensation” beginning on page 36 for additional details of the employment agreements and termination arrangements for the named executive officers.

Other Executive Compensation Matters

Minimum Stock Ownership Guidelines

The Compensation Committee has established stock ownership levels for our executive officers, including the named executive officers, because we believe stock ownership directly aligns their interests with those of our shareholders. Historically, the Compensation Committee established stock ownership levels in our executive officers’ employment agreements. The Compensation Committee reviews compliance with the stock ownership guidelines semi-annually.

Effective for 2013, the Compensation Committee adopted stand alone stock ownership guidelines for the Company’s executives concurrent with the execution of new employment agreements with the named executive officers other than the CEO (as further discussed under “Executive Compensation Tables—Employment Agreements” on page 31 below). Executives are expected to be in compliance with these minimum guidelines within five years of employment or assignment to a new organizational tier. All of the named executive officers currently meet these guidelines. The stock ownership policy requires that each executive own at least a number of shares of common stock equal to a multiple of the executive’s base salary, measured against the value of the executive’s holdings, based on the greater of a spot price or the trailing 36-month average closing price of the Company’s common stock. After achieving the minimum stock ownership guidelines, each executive must continue to meet the minimum stock ownership guidelines for his or her current office. An executive that has fallen out of compliance with the guidelines has six months to cure, measured from the later of the date of receipt of written notice of non-compliance or the first day of the next open trading window following receipt of such notice. The ownership guidelines are as follows:

Position	Guideline
CEO	5.0 times total cash compensation (base salary plus bonus)
EVPs	3.0 times base salary, subject to a 25,000 share floor
SVPs	2.5 times base salary, subject to a 10,000 share floor

In measuring compliance with the guidelines, the Company includes shares purchased in the open market; shares held in Company plans (401(k) and deferred compensation); the unvested portion of restricted stock units and restricted stock; and shares beneficially owned both directly and indirectly. Neither unexercised stock options nor unearned PSUs count toward satisfaction of the guidelines.

Prohibition of Margining and Derivative or Speculative Transactions

Our Insider Trading Policy applies to directors and employees and prohibits derivative or speculative transactions involving Company stock. In March 2013, the Compensation Committee revised the policy, eliminating the practice of applying the prohibition only with respect to shares held in satisfaction of the minimum stock ownership guidelines and making the policy an outright prohibition on any derivative or speculative transactions involving Company stock. The transactions covered by the policy include trading in puts, calls, covered calls or other derivative securities involving Company stock or engaging in hedging or monetization transactions with respect to Company stock. The policy also prohibits directors and executive officers from holding Company stock in a margin account or pledging Company stock as collateral for a loan. We believe the expanded application of the prohibition more effectively aligns each officer’s interests with those of our shareholders.

Compensation Recovery or “Clawback” Policy

In 2012, the Board adopted a compensation recovery policy, also known as a “clawback,” wherein the Company will recover from any current or former executive officer incentive-based compensation in the event of an accounting restatement resulting from the Company’s material noncompliance with financial reporting requirements under applicable securities laws. The amount of incentive-based compensation subject to recovery would be the amount in excess of what the executive officer would have earned under the restatement as determined by the Compensation Committee.

The Company also maintains compensation recovery provisions relating to stock options, restricted shares and PSUs. Under these provisions, the Company may cancel such long-term incentive awards, in whole or in part, whether or not vested, of executives who engage in serious breaches of conduct, including violations of employment agreements, confidentiality or other proprietary matters, or otherwise act in competition with the business of the Company. We believe these provisions serve to ensure that executives act in the best interest of the Company and its shareholders.

Relationship Between Compensation Program and Risk

Our Compensation Committee performed a review of key attributes and structures of the Company’s compensation policies and programs and has determined that they do not encourage excessive or inappropriate risk taking and do not create risks that are reasonably likely to have a material adverse effect on the Company for the following reasons:

•

The compensation programs that apply to non-executive employees consist of competitive base salaries, discretionary annual incentives and variable long-term incentive compensation in the form of restricted stock awards that vest over four years. The steady income provided by base salaries allows employees to focus on the Company’s business. The discretionary annual incentives that apply to non-executive employees provide motivation without incentivizing inappropriate risk-taking. The restricted stock awards align employees’ long-term interests with those of our shareholders and generally discourages short-term risk taking. The Compensation Committee has determined that compensation programs with these characteristics do not represent a material risk to the Company.

•

In addition to restricted stock awards, the variable long-term incentive compensation for executive officers in 2012 also included awards of PSUs, the substantial majority of which have multiple-year performance periods, thereby discouraging short-term risk taking, and are comprised of equal parts operational performance goals and performance goals based on the Company’s stock price performance.

•	The annual incentive compensation for executive officers in 2012 consisted of a mix of seven financial and operational goals which are aligned with the Company’s strategic short-term goals.

•	Our minimum stock ownership guidelines encourage our directors and executives to maintain a long-term perspective.

•

Our prohibition on derivative or speculative transactions involving Company stock by directors and executive officers reinforces the alignment of our directors’ and executives’ long-term interests with those of our shareholders.

•

Our compensation recovery policy is designed to recapture unearned incentive payments in the event of material noncompliance with any financial reporting requirement under applicable law that leads to an accounting restatement and permits the cancelation of long-term incentive awards of executives who engage in serious breaches of conduct or who otherwise act in competition with the business of the Company.

•

With the exception of the award of PSUs and awards made under the 2012 annual incentive program, which we believe do not encourage excessive or inappropriate risk taking, our compensation programs have been in place for many years and we have seen no evidence that they encourage excessive risk taking.

•

With the exception of the award of PSUs and awards made under the 2012 annual incentive program, both of which are awarded exclusively to our executive officers, essentially all of our employees participate in our compensation programs, which encourages consistent behavior across the Company.

Accounting and Tax Treatment of Compensation

In structuring executive compensation, the Company analyzes the anticipated accounting and tax treatment of various arrangements and payments, including the deductibility of executive compensation under Section 162(m). Section 162(m) limits the annual tax deduction to $1 million for compensation paid by a publicly held company to its chief executive officer and each of the company’s three other most highly compensated named executive officers (other than the chief financial officer), unless such compensation qualifies as performance-based compensation under Section 162(m). Accounting for compensation arrangements is prescribed by the Financial Accounting Standards Board. In determining the design of our incentive arrangements, the accounting and tax treatment or method was considered, but the accounting for or deductibility of compensation is not a determinative factor in compensation decisions. In 2012, we awarded compensation that is not deductible under Section 162(m) because we believed it was consistent with our compensation objectives and would be in the best interest of the Company and its shareholders. For example, the Compensation Committee recognized that the 2012 grant of restricted stock is not deductible under Section 162(m), but believed that its retentive value outweighed any impact resulting from the inability to claim such a deduction. As detailed on page 18 under “—2012 Named Executive Officer Compensation—2012 Named Executive Officer Compensation Elements—Long-Term Incentive Compensation”, the 2012 PSU awards were designed with the intent to qualify as performance-based compensation under Section 162(m). Additionally, the 2012 Annual Incentive Plan was not approved by shareholders and therefore annual incentive awards under the 2012 executive compensation system did not qualify as performance-based compensation under Section 162(m). The 2013 Annual Incentive Plan was designed with the intent to so qualify, if shareholders approve the plan at the Company’s 2013 annual meeting of shareholders.

Actions Related to 2013 Executive Compensation

After considering the recommendations of F.W. Cook, the Company’s performance in 2012 and the competitive market, the Compensation Committee set base salaries, incentive compensation opportunities and performance measures for 2013. The Compensation Committee maintained base salaries and target annual incentive opportunities for the named executive officers at 2012 levels. The Compensation Committee reduced the target 2013 long-term incentive opportunity for named executive officers by an average of over 10% compared to the 2012 long-term incentive opportunity. Mr. Dixon’s compensation was increased in connection with his appointment as Acting CEO effective April 1, 2013. See “—Mr. McClendon’s Separation; Mr. Dixon’s Appointment as Acting CEO” on page 28 below.

2013 Annual Incentive Plan

In January 2013, the Compensation Committee and the Board approved the Chesapeake Energy Corporation 2013 AIP, subject to shareholder approval at our 2013 annual meeting of shareholders. The AIP is a cash-based incentive program utilizing pre-established performance goals. It is intended to motivate our named executive officers by rewarding them for achieving short-term business objectives that we believe drive the overall long-term performance of the Company. As with the reformulated 2012 annual incentive program, the annual incentive awards made under the AIP are subject to a formulaic methodology for determining award payments based on the Company’s achievement of performance goals established by the Compensation Committee before, or during the initial quarter of, the performance period.

Calculating Annual Incentive Awards

The following formula is used to calculate the payment awarded to a named executive officer:

Base Salary            X            Target Percentage of Base Salary             X             Payout Factor (0 - 200%)

The Compensation Committee will use the base salary in effect on the last day of the performance period in calculating the annual incentive payment. The Compensation Committee established a target percentage of base salary of 150% for the CEO, 125% for EVPs and 100% of SVPs to provide an annual incentive opportunity that is competitive with our peers. Following the end of the performance period, the Compensation Committee will determine the payout factor based on the Company’s achievement of pre-established threshold, target and maximum performance levels and the corresponding payout opportunities of 50%, 100% and 200% of the target percentage of base salary (using linear interpolation for performance levels falling in between threshold and target and between target and maximum). The Compensation Committee may make upward or downward adjustments to earned awards to account for material circumstances affecting the Company’s performance, subject to the maximum award opportunity. The following chart shows the range of annual incentive opportunities expressed as a percentage of salary for the named executive officers by title, based on the target percentage of base salary multiplied by the above-listed threshold, target and maximum payout opportunities.

Executive Level	Threshold	Target	Maximum
CEO	75%	150%	300%
EVP	62.5%	125%	250%
SVP	50%	100%	200%

2013 Performance Goals

For the 2013 annual incentive award program for named executive officers and other senior executive participants, the Compensation Committee set the following performance goals, which it believes appropriately reflect factors that positively impact shareholder value.

Criteria	Weighting	Threshold	Target	Maximum
Financial
Adjusted EBITDA(a)	7.5%	$4.136 billion	$4.536 billion	$4.936 billion
Long-term debt reduction(b)	7.5%	$10.5 billion	$9.5 billion	$8.5 billion
Adjusted net income(c)	7.5%	$606 million	$681 million	$756 million
Drilling and completion costs	7.5%	$6.25 billion	$6.0 billion	$5.5 billion
Leasehold costs	7.5%	$425 million	$400 million	$350 million
Non-employee overhead reduction	7.5%	$50 million	$60 million	$70 million
Operational
Production (bcfe)(d)	15.0%	1,366 bcfe	1,426 bcfe	1,486 bcfe
Proved reserves organically added (tcfe)(e)	15.0%	2.75 tcfe	3.0 tcfe	3.25 tcfe
Asset sales	15.0%	$4.0 billion	$5.0 billion	$6.0 billion
Operational – Safety
Improvement in TRIR (expressed as a reduction)(f)	5.0%	8.0%	10.0%	12.0%
Improvement in LTIR (expressed as a reduction)(g)	5.0%	8.0%	10.0%	12.0%

(a)

EBITDA represents net income (loss) before income tax expense, interest expense and depreciation, depletion and amortization expense. Adjusted EBITDA excludes certain items that management believes affect the comparability of operating results, including unrealized gains and losses on natural gas, oil and natural gas liquids derivatives, impairments, gains and losses on sales of fixed assets and investments, and losses on purchases of debt. For 2012, adjusted EBITDA was $3.754 billion.

(b)	The long-term debt target is based on the Company’s goal to reduce long-term debt to $9.5 billion. Year-end 2012 debt was approximately $12.2 billion.
(c)

Adjusted net income available to common stockholders represents net income available to common stockholders, excluding certain items that management believes affect the comparability of operating results, including unrealized gains and losses on derivatives, impairments, gains and losses on sales of fixed assets and investments, losses on purchases/exchanges of debt. For 2012, adjusted net income available to common stockholders was $285 million.

(d)

The production target is measured against full-year Company performance and is adjusted for production gains/losses associated with asset sales and purchases. The Compensation Committee believes this adjustment is appropriate in light of the Company’s strategic goal of divesting non-core assets.

(e)

The proved reserves growth target is an organic growth goal and is adjusted for changes in proved reserves caused by changes in oil and natural gas prices and asset sales and purchases. The Compensation Committee believes these adjustments are appropriate in light of the Company’s strategic goal of divesting non-core assets and promoting organic proved reserves growth through the drillbit.

(f)	TRIR refers to the Company’s total recordable incident rate, a workplace safety indicator calculated in accordance with Occupational Safety and Health Administration, or OSHA, guidelines.
(g)	LTIR refers to the Company’s lost time injury rate, a workplace safety indicator calculated in accordance with OSHA guidelines.

2013 Long-Term Incentive Program

For 2013, the Compensation Committee reduced target long-term incentive awards for named executive officers by approximately 10% from 2012 target levels and adopted additional refinements to the Company’s long-term incentive program for its executive officers, including its named executive officers, as set forth below:

Target Long-Term Incentive Mix

On January 29, 2013, the Compensation Committee granted annual long-term incentive awards to the Company’s named executive officers pursuant to the LTIP. Half of each named executive officer’s long-term incentive award was in the form of PSUs (the value of which is determined in part based on the closing price of the Company’s common stock and in part by a Monte Carlo simulation, each on the grant date) and the other half was equally divided between restricted stock (the value of which is based on the closing price of the Company’s common stock on the grant date) and stock options (the value of which is determined using the Black-Scholes option pricing on the grant date). The grants of PSUs and restricted stock are consistent with the Company’s prior practice; however, for 2013, the Compensation Committee added stock options as an element of long-term incentive compensation to further tie compensation to Company performance, given that stock options only have value if the Company’s stock price increases after the date of grant. The exercise price of the stock options is equal to the closing price of the Company’s common stock on the grant date.

Restricted Stock Voting Rights

In addition to the right to receive dividends on restricted shares discussed under “—2012 Named Executive Officer Compensation—2012 Named Executive Officer Compensation Elements—Long-Term Incentive Compensation” on page 18 above, the Compensation Committee granted full voting rights to holders of unvested restricted stock awarded following its December 2012 meeting.

Vesting Periods

The Compensation Committee established a ratable vesting schedule over 3 years for restricted stock and stock options to match the 3-year performance period and vesting schedule of PSUs.

PSU Program

The Compensation Committee approved the following for the Company’s 2013 PSU program:

Performance Goals. 2013 PSU performance goals consist of relative TSR, relative proved reserves growth and relative production growth goals measured over a 3-year performance period as shown in the table below, which correlates the Company’s performance over the applicable performance period with modifiers expressed as a percentage with a combined range of 0 to 250%. The Company’s performance respecting these goals will be measured against the Company’s newly established peer group consisting of Anadarko Petroleum Corporation, Apache Corporation, Continental Resources, Inc., Devon Energy Corporation, EOG Resources, Inc., Hess Corporation, Marathon Oil Corporation, Murphy Oil Corporation, Noble Energy, Inc., Occidental Petroleum Corporation and SandRidge Energy, Inc.

2013 PSUS: RELATIVE PERFORMANCE AND PLAN PAYOUT

3-Year Modifiers	<25th	25th	50th	75th	100th
Relative TSR over 3 Years	0.0%	25.0%	50.0%	75.0%	125.0%
Relative Proved Reserves Growth over 3 Years	0.0%	12.5%	25.0%	37.5%	62.5%
Relative Production Growth over 3 Years	0.0%	12.5%	25.0%	37.5%	62.5%

Maximum Modifier. The final PSU modifier, which is the sum of relative total shareholder return, relative proved reserves growth and relative production growth modifiers described above is subject to a 200% maximum which caps the award even if the aggregate modifier would be greater than 200%. This reduces the maximum modifier from 250% for 2012 awards.

Absolute TSR Circuit Breaker. 2013 PSUs will be subject to an absolute total shareholder return circuit breaker to moderate payouts when absolute total shareholder return is negative over the performance period. The final PSU modifier is subject to a 100% maximum which caps the award in situations where absolute total shareholder return is less than zero. The circuit breaker does not apply if the Company’s performance results in an aggregate modifier of less than 100%.

Performance Period. The performance period is three years.

Mr. McClendon’s Separation; Mr. Dixon’s Appointment as Acting CEO

On April 1, 2013, Mr. McClendon ceased serving as President and CEO of the Company and resigned as a director of its Board. On April 18, 2013, the Company and Mr. McClendon entered into a Founder Separation and Services Agreement, which was effective as of January 29, 2013. See “Post-Employment Compensation—Mr. McClendon’s Separation” on page 36 for a discussion of the Founder Separation and Services Agreement.

On March 29, 2013, the Company announced that Mr. Dixon was named Acting CEO of the Company in addition to his continuing service as Executive Vice President – Operations and Geosciences and Chief Operating Officer. Mr. Dixon’s appointment as Acting CEO was effective April 1, 2013, following Mr. McClendon’s separation from the Company. In connection with Mr. Dixon’s appointment as Acting CEO, his base salary was increased from $860,000 to $975,000 and his 2013 AIP target opportunity was increased from 125% to 150% of base salary. In each case, payments will be allocated pro rata between the prior and increased levels based on the duration of Mr. Dixon’s service as Acting CEO.

Retention Awards

On January 29, 2013, the Compensation Committee approved retention awards in the form of time-vested stock options for Messrs. Dixon, Dell’Osso and Fisher who received 360,000, 300,000 and 250,000 stock options, respectively. This grant was intended to promote stability and continuity during the Company’s search for Mr. McClendon’s replacement and period of transition. These stock option awards have an exercise price equal to the closing price of the Company’s common stock on the grant date and vest one-third on each of the third, fourth and fifth anniversaries of the grant date. The retention options are subject to accelerated vesting upon disability, death or if the executive is terminated (other than for cause) during the vesting period or voluntarily resigns for good reason; however, the options will be forfeited if the executive voluntarily terminates employment, other than for good reason, including by means of retirement or resignation.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis set forth above. Based on the review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s 2012 Form 10-K and 2013 Proxy Statement.

Members of the Compensation Committee:

Merrill A. (“Pete”) Miller, Jr., Chairman

Bob G. Alexander

R. Brad Martin

Executive Compensation Tables

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus(a)	Stock Awards(b)	Option Awards	Non-Equity Incentive Plan Compen- sation(c)	Change in Pension Value and Nonqualified Deferred Compensation Earnings(d)	All Other Compen-sation(e)	Total
Aubrey K. McClendon	2012	$975,000	$750	$15,204,670	$—	$—	$—	$721,025	$16,901,445
Former Chief Executive	2011	975,000	1,951,000	13,627,556	—	—	—	1,328,441	17,881,997
Officer	2010	975,000	1,951,000	16,804,500	—	—	—	1,314,452	21,044,952
Steven C. Dixon	2012	860,000	2,403,875	8,036,640	—	775,000	—	463,269	12,538,784
Acting Chief Executive	2011	860,000	3,764,125	6,813,778	—	—	—	791,632	12,229,535
Officer	2010	860,000	3,764,125	5,099,200	—	—	—	697,969	10,421,294
Domenic J. (“Nick”) Dell’Osso, Jr.	2012	722,596	1,550	5,430,294	—	750,000	—	450,041	7,354,481
Executive Vice President and Chief	2011	559,904	1,026,000	3,708,176		—	—	429,586	5,723,665
Financial Officer	2010	353,385	651,000	1,444,420	—	—	—	60,254	2,509,059
Douglas J. Jacobson	2012	800,000	2,403,875	6,299,162	—	700,000	—	477,023	10,680,060
Executive Vice President—	2011	800,000	3,604,125	5,401,087	—	—	—	678,690	10,483,902
Acquisitions and Divestitures	2010	800,000	3,604,125	4,016,900	—	—	—	541,912	8,962,936
Jeffrey A. Fisher(f) Executive Vice President—Production	2012	724,519	289,125	3,366,826	—	575,000	—	232,692	5,188,162

(a)	The bonus amounts shown above as earned in 2012 include (i) the final installment of 2008 Incentive Awards paid on September 30, 2012 to each of Messrs. Dixon, Jacobson and Fisher in the amount of $2,403,125, $2,403,125 and $288,375, respectively and (ii) holiday and fitness bonuses for which all employees are eligible. The bonus amounts shown as earned in 2011 and 2010 include (i) cash bonuses paid to the named executive officers in July of the respective year and January of the following year, (ii) the third and second installments of 2008 Incentive Awards paid on September 30, 2011 and 2010, respectively, to each of Messrs. Dixon and Jacobson in the amount of $2,403,125; (iii) a special bonus of $100,000 awarded to Mr. Dell’Osso upon his promotion in 2010 to Executive Vice President and Chief Financial Officer; and (iv) holiday and fitness bonuses for which all employees are eligible.
(b)	These amounts represent the aggregate grant date fair value of restricted stock and, in 2012, PSU awards, determined pursuant to FASB Topic 718. The assumptions used by the Company in calculating these amounts are incorporated by reference to Note 8 to the consolidated financial statements in the Company’s Form 10-K for the fiscal year ended December 31, 2012, filed with the SEC on March 1, 2013. The value ultimately realized by the executive upon the actual vesting of the awards may be more or less than the grant date fair value. The grant date fair value of PSUs has been determined based on the vesting at target of the PSUs awarded, which is the performance the Company believed was probable on the grant date. The PSUs are settled in cash upon vesting and the maximum award opportunity for each named executive officer as of the grant date is as follows: Mr. McClendon, $17,500,285; Mr. Dixon, $9,250,020; Mr. Dell’Osso, $6,250,165; Mr. Jacobson, $7,250,215; and Mr. Fisher, $3,875,179. Refer to the Grants of Plan-Based Awards Table for 2012 for additional information regarding restricted stock and PSU awards made to the named executive officers in 2012.
(c)	The amounts in this column represent 2012 annual incentive program awards paid to the named executive officers in January 2013 as described on pages 16-17.
(d)	The Company does not have a pension plan. In addition, our nonqualified deferred compensation plan does not provide for above-market or preferential earnings. Our nonqualified deferred compensation plan is discussed in detail in the narrative to the Nonqualified Deferred Compensation Table for 2012.
(e)	See the All Other Compensation Table below for additional information.
(f)	Mr. Fisher was not a named executive officer in 2011 or 2010.

All Other Compensation Table

Name	Year	Personal Use of Fractionally Owned Company Aircraft(a)	Company Matching Contributions to Retirement Plans(b)	Other Perquisites and Benefits(c)	Total
Aubrey K. McClendon(d)	2012	$250,000	$292,500	$178,525	$721,025
	2011	500,000	438,750	389,691	1,328,441
	2010	500,000	438,750	375,702	1,314,452
Steven C. Dixon	2012	214,649	231,000	17,620	463,269
	2011	439,230	333,000	19,402	791,632
	2010	332,063	333,000	32,906	697,969
Domenic J. (“Nick”) Dell’Osso, Jr.	2012	219,032	213,389	17,620	450,041
	2011	237,046	172,673	19,867	429,586
	2010	27,655	16,500	16,099	60,254
Douglas J. Jacobson	2012	249,403	210,000	17,620	477,023
	2011	359,249	300,000	19,441	678,690
	2010	216,978	300,000	24,934	541,912
Jeffrey A. Fisher	2012	31,425	183,678	17,589	232,692

(a)	Includes the named executive officers’ personal use of fractionally owned Company aircraft prior to the discontinuance of such use in September 2012 for all named executive officers except Mr. McClendon. The value of personal use of fractionally owned Company aircraft is based on the incremental cost to the Company determined by the amount invoiced to the Company by NetJets for operating costs of such use, including the cost of fuel, trip-related maintenance, crew travel expenses, on-board catering, landing fees and trip-related parking/hangar costs, net of any applicable employee reimbursement. Since the fractionally owned Company aircraft are used primarily for business travel, we do not include the fixed costs that do not change based on the usage, such as purchase costs and maintenance costs not related to trips.
(b)	This column represents the matching contributions made by the Company for the benefit of the named executive officers under the 401(k) Plan and nonqualified deferred compensation plan. These plans are discussed in more detail in the narrative to the Nonqualified Deferred Compensation Table for 2012 beginning on page 35.
(c)	This column represents the value of other benefits provided to the named executive officers. Included are amounts for supplemental life insurance premiums for all named executive officers and, other than Mr. McClendon, amounts for financial advisory services. For Mr. McClendon, amounts include $174,325 for personal security provided to Mr. McClendon. The named executive officers also receive benefits for which there is no incremental cost to the Company, such as tickets to certain sporting and cultural events.
(d)	Mr. McClendon’s 2012 amounts are net of his aggregate reimbursement of $1,906,253 for certain benefits provided to him in 2012. The incremental cost to the Company before reimbursement for Mr. McClendon’s personal accounting support, engineering support and personal use of fractionally owned Company aircraft in 2012 was $913,130, $658,492 and $584,631, respectively. Mr. McClendon fully reimbursed the Company for personal accounting and engineering support. Personal accounting support costs for Mr. McClendon include the following with respect to personnel providing such support: (i) cash compensation; (ii) equity compensation; (iii) Company matching contributions under the 401(k) Plan and deferred compensation plan; (iv) Company-paid life insurance premiums; (v) Chesapeake’s portion of payroll taxes; and (vi) overhead (utilities, office equipment, health and welfare benefit plans, etc.). Mr. McClendon fully reimbursed the Company for all costs related to dedicated engineering support. Mr. McClendon also reimburses the Company for the following for each employee who provides part-time engineering or security services to Mr. McClendon: (i) cash compensation for the hours worked on Mr. McClendon’s matters and (ii) a 25% additional charge for each employee for overhead and other employee costs.

Employment Agreements

We maintain employment agreements with the named executive officers, the material terms of which are described throughout this Item 11. The Compensation Committee periodically reviews the terms of the agreements, generally focusing on the permitted activities allowed for the named executive officers and the competitiveness, value and adequacy of the severance arrangements. Below is a discussion of the employment agreements that we have entered into with our named executive officers. In addition to the terms described below, the employment agreements provide that payments will be due to the named executive officers upon the occurrence of specified events, such as termination of their employment or a change of control of the Company. The terms of our equity compensation and nonqualified deferred compensation plans also govern the payments and benefits named executive officers are entitled to upon the occurrence of specified termination events. See “Post-Employment Compensation” beginning on page 36 for a discussion of payments due upon such events. In addition, the Company entered into new employment agreements with each named executive officer, other than Mr. McClendon, effective January 1, 2013.

Aubrey K. McClendon

The Company’s employment agreement with Mr. McClendon in effect on December 31, 2012 was effective March 1, 2009 and expires on December 31, 2016, pursuant to Mr. McClendon’s agreement to toll the provision of his employment agreement that automatically extends its term for one additional year on each December 31. Such agreement provides, among other things, for (i) an annual base salary capped at $975,000 for the initial five-year term of the agreement; (ii) eligibility for annual bonus compensation not to exceed $1,951,000 for the initial five-year term of the agreement; (iii) eligibility for equity awards under the Company’s stock compensation plans; and (iv) health and other benefits, including personal accounting support. Mr. McClendon is required by his employment agreement to reimburse the Company for 100% of the cash salaries, cash bonuses, and Chesapeake’s portion of payroll taxes of the personnel who provide him such accounting support. Additionally, the agreement requires Mr. McClendon to reimburse the Company for indirect costs related to employees providing personal accounting support, which is calculated by multiplying the total reimbursable compensation as described above by a percentage determined by the Compensation Committee and Mr. McClendon. In 2012, Mr. McClendon timely reimbursed the Company for all such costs.

The Company owns fractional interests in several aircraft through the NetJets program. For safety, security and efficiency, Mr. McClendon is required by his employment agreement to use aircraft owned or leased by the Company for business and personal use. Mr. McClendon is not contractually required to reimburse the Company for any costs related to such use; however, the Compensation Committee may permit Mr. McClendon to reimburse the Company for any such costs. In 2012, the Compensation Committee requested, and Mr. McClendon agreed, to reimburse the Company for such personal use in excess of $250,000. Previously, Mr. McClendon had reimbursed the Company for such personal use in excess of $500,000 per year.

On April 1, 2013, Mr. McClendon ceased serving as President and CEO of the Company and resigned as a director of its Board. On April 18, 2013, the Company and Mr. McClendon entered into a Founder Separation and Services Agreement, which was effective January 29, 2013. See page 36 under “Post-Employment Compensation—Mr. McClendon’s Separation” for a discussion of the Founder Separation and Services Agreement.

Domenic J. (“Nick”) Dell’Osso, Jr.

The Company’s employment agreement with Mr. Dell’Osso, which was effective November 5, 2010, was amended on September 29, 2012 to extend its term through December 31, 2012 to allow the Compensation Committee sufficient time to complete its review of executive compensation matters. The employment agreement provided for (i) a base salary of at least $450,000, $500,000 and $600,000 for calendar years 2010, 2011 and 2012, respectively; (ii) a special bonus of $100,000 and grant of 20,000 restricted shares of the Company’s stock awarded in connection with Mr. Dell’Osso’s promotion in 2010 to Executive Vice President and Chief Financial Officer; (iii) eligibility for annual bonus compensation of at least $500,000 and $700,000 in 2011 and 2012, respectively; (iv) eligibility for equity awards with a value of at least $1,250,000 and $2,400,000 in 2011 and 2012, respectively, under the Company’s stock compensation plans; and (iv) health and other benefits.

Other Named Executive Officers

The Company’s employment agreements with Messrs. Dixon, Jacobson and Fisher were amended on September 29, 2012 to extend their terms through December 31, 2012 to allow the Compensation Committee sufficient time to complete its review of executive compensation matters. The employment agreements provided for (i) an annual base salary not to exceed $860,000 for Mr. Dixon and $800,000 for Mr. Jacobson and at least $625,000 for Mr. Fisher; (ii) eligibility for annual bonus compensation for each of Messrs. Dixon, Jacobson and Fisher, but not exceeding $1,361,000 and $1,201,000, per year respectively, for Messrs. Dixon and Jacobson; (iii) eligibility for equity awards under the Company’s stock compensation plans; (iv) health and other benefits; and (v) 2008 Incentive Awards, payable in four equal annual cash installments of $2,403,125 each for Messrs. Dixon and Jacobson and $288,375 for Mr. Fisher. The final installments of the 2008 Incentive Award were paid in September 2012. See page 21 under “—Compensation Discussion and Analysis—2012 Named Executive Officer Compensation—2012 Named Executive Officer Compensation Elements—2008 Incentive Awards” for a discussion of the 2008 Incentive Award.

2013 Employment Agreements

Effective January 1, 2013, the Company entered into new three-year employment agreements with the named executive officers other than Mr. McClendon. Such new employment agreements provide for (i) a specified minimum annual base salary, with no base salary increases from 2012 levels made for any named executive officer in connection with his new employment agreement; (ii) eligibility for annual incentive compensation for each fiscal year during the term of the agreement under the Company’s then current-annual incentive program; (iii) eligibility for equity awards under the Company’s stock compensation plans; and (iv) health and other benefits. Mr. Dixon’s compensation was increased in connection with his appointment as Acting CEO effective April 1, 2013. See “—Compensation Discussion and Analysis— Mr. McClendon’s Separation; Mr. Dixon’s Appointment as Acting CEO”.

In addition to the terms described above, the new employment agreements provide that payments will be due to the named executive officers upon the occurrence of specified events, such as termination of their employment. See page 36 under “Post-Employment Compensation” for a discussion of payments due upon such events and the changes incorporated into the new employment agreements.

Non-Employment Agreement Benefits

Aircraft Usage

In September 2012, the Company discontinued the allowance of personal usage of fractionally owned Company aircraft for the named executive officers other than for Mr. McClendon, who was required by his employment agreement to use fractionally owned Company aircraft as discussed above. In 2012, Mr. McClendon and the Compensation Committee agreed that he would reimburse the Company for the incremental cost of his personal use of fractionally owned Company aircraft in excess of $250,000 as described under “—Employment Agreements—Aubrey K. McClendon” above.

Engineering Support

Mr. McClendon receives support services from certain of the Company’s reservoir engineering staff who provide reserve data and analysis related to accounting and personal financing transactions entered into by Mr. McClendon with respect to certain of his interests in the Company’s wells acquired under the FWPP (such program is described under “Item 13. Transactions with Related Persons—Founder Well Participation Program” beginning on page 48. In 2012, Mr. McClendon reimbursed the Company for the full cost of using such personnel, which was estimated to be approximately $650,000. See “—All Other Compensation Table” above for a description of this reimbursement.

Personal Security

The Company’s executive security procedures, which prescribe the level of personal security to be provided to the CEO and other executive officers, are based on business-related security concerns and are an integral part of the Company’s overall risk management and security program. These procedures have been assessed by an independent security consulting firm and deemed necessary and appropriate for the protection of the named executive officers. The security services and equipment provided to the Company’s executive officers may be viewed as conveying personal benefits to the executives and, as a result, the value of such services and equipment is required to be reported above in the Summary Compensation Table. In 2012, only the Company’s CEO received such services.

Grants of Plan-Based Awards Table for 2012

Name	Type of Award(a)	Grant Date	Approval Date(b)	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(c)			Estimated Future Payouts Under Equity Incentive Plan Awards(d)			All Other Stock Awards: Number of Shares of Stock(e)	Grant Date Fair Value(f)
				Threshold	Target	Maximum	Threshold	Target	Maximum
Aubrey K. McClendon	AIP	—	—	$731,250	$1,462,500	$1,951,000
	PSU	01/03/2012	12/15/2011				37,077	296,615	741,538		$8,204,556
	RS	01/03/2012	12/15/2011							296,615	$7,000,114
Steven C. Dixon	AIP	—	—	$537,500	$1,075,000	$1,361,000
	PSU	01/03/2012	12/15/2011				19,598	156,780	391,950		$4,336,632
	RS	01/03/2012	12/15/2011							156,780	$3,700,008
Domenic J. (“Nick”) Dell’Osso, Jr.	AIP	—	—	$453,125	$906,250	$1,812,500
	PSU	01/03/2012	12/15/2011				13,242	105,935	264,838		$2,930,228
	RS	01/03/2012	12/15/2011							105,935	$2,500,066
Douglas J. Jacobson	AIP	—	—	$500,000	$1,000,000	$1,201,000
	PSU	01/03/2012	12/15/2011				15,361	122,885	307,213		$3,399,076
	RS	01/03/2012	12/15/2011							122,885	$2,900,086
Jeffrey A. Fisher	AIP	—	—	$453,125	$906,250	$1,812,500
	PSU	01/03/2012	12/15/2011				8,210	65,681	164,203		$1,816,778
	RS	01/03/2012	12/15/2011							65,680	$1,550,048

(a)	These awards are described in the Compensation Discussion and Analysis beginning on page 9.
(b)	The Compensation Committee approved the restricted stock and PSU awards to the named executive officers at regularly scheduled meetings. Restricted stock and PSU awards approved on December 15, 2011 reflected a grant date of the first trading day of January 2012.
(c)	The actual amount earned in 2012 was paid in January 2013 and is shown in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table. Maximum possible payouts for Messrs. McClendon, Dixon and Jacobson reflect contractual maximum bonus opportunities under their employment agreements. See “—Compensation Discussion and Analysis—2012 Named Executive Officer Compensation—2012 Named Executive Officer Compensation Elements—Annual Incentive Compensation” for more information regarding our 2012 annual incentive program.
(d)

These columns reflect the potential payout range of aggregate PSUs granted in 2012. 2012 PSU awards consisted approximately 12.5% of one-year performance period PSUs, 21.875% of two-year performance period PSUs and 65.625% of three-year performance period PSUs, vesting ratably in one-year increments on each January 1 over the applicable performance period. No PSUs will be earned unless the Company’s relative TSR meets the minimum threshold of the 25th percentile or the Company’s absolute TSR, proved reserve growth or production growth meets the minimum threshold of 1.64%, 3.31% or 5% applicable to the one-year performance period PSUs, two-year performance period PSUs and three-year performance period PSUs, respectively. See “—Compensation Discussion and Analysis—2012 Named Executive Officer Compensation—2012 Named Executive Officer Compensation Elements—Long-Term Incentive Compensation” for more information regarding our 2012 long-term incentive program.

(e)	The restricted stock awards vest ratably over four years from the date of the award.
(f)	These amounts represent the aggregate grant date fair value of restricted stock and PSU awards based on the closing price of the Company’s common stock on the grant date, determined pursuant to FASB Topic 718. The assumptions used by the Company in calculating these amounts are incorporated by reference to Note 8 to the consolidated financial statements in the Company’s Form 10-K for the fiscal year ended December 31, 2012, filed with the SEC on March 1, 2013. The value ultimately realized by the executive upon the actual vesting of the awards may be more or less than the grant date fair value. The grant date fair value of PSUs has been determined based on the vesting of 100% of the PSUs awarded, which is the performance the Company believed was probable on the grant date.

Equity compensation for the named executive officers is evaluated on an annual basis. As discussed under “—Compensation Discussion and Analysis—2012 Named Executive Officer Compensation—2012 Named Executive Officer Compensation Elements—Long-Term Incentive Compensation” beginning on page 18, restricted stock is typically awarded effective the first trading day of January based on amounts approved by the Compensation Committee at its December meeting.

Outstanding Equity Awards at Fiscal Year End 2012 Table

Name	Option Awards				Stock Awards
	Number of Securities Underlying Unexercised Options – Exercisable	Option Exercise Price		Option Expiration Date	Number of Shares of Stock That Have Not Vested(a)		Market Value of Shares of Stock That Have Not Vested(b)	Equity Incentive Plan Awards: Number of Unearned Units That Have Not Vested(c)	Equity Incentive Plan Awards: Value of Unearned Units That Have Not Vested(d)
Aubrey K. McClendon	—	$	—	—	1,173,535	(e)	$19,504,152	287,346	$4,879,135
Steven C. Dixon	22,500		10.08	06/24/2013	483,990	(f)	8,043,914	151,881	2,578,939
Domenic J. (“Nick”) Dell’Osso, Jr.	—		—	—	246,251	(g)	4,092,692	102,625	1,742,573
Douglas J. Jacobson	10,000		10.08	06/24/2013	382,658	(h)	6,359,776	119,045	2,021,384
Jeffrey A. Fisher	—		—	—	208,056	(i)	3,457,891	63,629	1,080,420

(a)	By their terms, these restricted stock awards vest ratably over four years from the grant date of the award.
(b)	The values shown in this column are based on the closing price of the Company’s common stock on December 31, 2012, $16.62 per share.
(c)	2012 PSU awards consisted approximately of 12.5% one-year performance period PSUs, 21.875% of two-year performance period PSUs and 65.625% of three-year performance period PSUs, vesting ratably in one-year increments on each January 1 over the applicable performance period. The PSUs shown consist of PSUs for the period ending December 31, 2012 at 75% of target and PSUs for the periods ending December 31, 2013 and December 31, 2014 at target. For details regarding the PSU awards, see “—Compensation Discussion and Analysis—2012 Named Executive Officer Compensation—2012 Named Executive Officer Compensation Elements—Long-Term Incentive Compensation” on page 18.
(d)	The values shown in this column are based on the 20-day average closing price of the Company’s stock ending on December 31, 2012, $16.98 per share, in accordance with the PSU award agreements.
(e)	Includes 93,750 shares of restricted stock granted January 2, 2009; 96,250 shares of restricted stock granted July 1, 2009; 225,000 shares of restricted stock granted January 4, 2010; 100,000 shares of restricted stock granted July 1, 2010; 187,500 shares of restricted stock granted January 3, 2011; 174,420 shares of restricted stock granted July 1, 2011; and 296,615 shares of restricted stock granted January 3, 2012.
(f)	Includes 20,000 shares of restricted stock granted January 2, 2009; 21,250 shares of restricted stock granted July 1, 2009; 50,000 shares of restricted stock granted January 4, 2010; 55,000 shares of restricted stock granted July 1, 2010; 93,750 shares of restricted stock granted January 3, 2011; 87,210 shares of restricted stock granted July 1, 2011; and 156,780 shares of restricted stock granted January 3, 2012.
(g)	Includes 7,500 shares of restricted stock granted January 2, 2009; 5,000 shares of restricted stock granted July 1, 2009; 10,000 shares of restricted stock granted January 4, 2010; 10,500 shares of restricted stock granted July 1, 2010; 10,000 shares of restricted stock granted November 5, 2010; 41,250 shares of restricted stock granted January 3, 2011; 56,066 shares of restricted stock granted July 1, 2011; and 105,935 shares of restricted stock granted January 3, 2012.
(h)	Includes 16,250 shares of restricted stock granted January 2, 2009; 17,500 shares of restricted stock granted July 1, 2009; 40,000 shares of restricted stock granted January 4, 2010; 42,500 shares of restricted stock granted July 1, 2010; 75,000 shares of restricted stock granted January 3, 2011; 68,523 shares of restricted stock granted July 1, 2011; and 122,885 shares of restricted stock granted January 3, 2012.
(i)	Includes 8,750 shares of restricted stock granted January 2, 2009; 9,375 shares of restricted stock granted July 1, 2009; 22,500 shares of restricted stock granted January 4, 2010; 25,000 shares of restricted stock granted July 1, 2010; 39,375 shares of restricted stock granted January 3, 2011; 37,376 shares of restricted stock granted July 1, 2011; and 65,680 shares of restricted stock granted January 3, 2012.

Option Exercises and Stock Vested Table for 2012

Name	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting(a)
Aubrey K. McClendon	—	$—	628,140	$13,238,017
Steven C. Dixon	55,000	612,600	187,820	3,917,440
Domenic J. (“Nick”) Dell’Osso, Jr.	—	—	61,738	1,269,820
Douglas J. Jacobson	—	—	136,067	2,822,199
Jeffrey A. Fisher	—	—	82,184	1,713,135

(a)	Represents restricted stock vested in 2012. The values in this column are based on the closing price of the Company’s common stock on the vesting dates.

Nonqualified Deferred Compensation Table for 2012

Name	Executive Contribution in Last Fiscal Year(a)	Registrant Contributions in Last Fiscal Year(b)	Aggregate Earnings in Last Fiscal Year	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last Fiscal Year- End(c)
Aubrey K. McClendon	$270,000	$270,000	$(661,195)	$—	$7,029,047
Steven C. Dixon	208,500	208,500	(179,137)	—	4,429,219
Domenic J. (“Nick”) Dell’Osso, Jr.	196,389	196,389	(14,420)	—	798,423
Douglas J. Jacobson	187,500	187,500	136,952	—	3,602,847
Jeffrey A. Fisher	161,178	161,178	(66,753)	—	1,391,572

(a)	Executive contributions are included as compensation in the Salary, Bonus and Non-Equity Incentive Plan Compensation columns of the Summary Compensation Table.
(b)	Company matching contributions are included as compensation in the All Other Compensation column of the Summary Compensation Table.
(c)	The aggregate balances shown in this column include amounts that were reported in previous years as compensation to the executive officers as follows: Mr. McClendon $5,665,313, Mr. Dixon $3,440,124, Mr. Dell’Osso $449,846 and Mr. Jacobson $3,035,510.

The Company maintains the Chesapeake Energy Corporation Amended and Restated Deferred Compensation Plan, or the DCP, a nonqualified deferred compensation plan. In 2012, the Company matched employee-participant contributions to the DCP, on a quarterly basis in arrears, in our common stock dollar for dollar for up to 15% of the employee-participant’s base salary and bonus in the aggregate for the 401(k) Plan and the DCP. Each quarterly matching contribution to the DCP vests at the rate of 25% per year over four years from the date of each contribution. At age 55 with at least 10 years of service with the Company, all currently unvested and future matching contributions are deemed 100% vested.

Non-employee directors are able to defer up to 100% of their cash retainers into the DCP. However, directors now defer cash retainers into the newly adopted Chesapeake Deferred Compensation Plan for Non-Employee Directors. Director contributions are not eligible for matching contributions.

Participant contributions to the DCP are held in a “Rabbi trust”. Notional earnings on participant contributions are credited to each participant’s account based on the market rate of return of the available benchmark investment alternatives offered under the DCP. The benchmark investments are indexed to traded mutual funds and each participant allocates his or her contributions among the investment alternatives. Participants may change the asset allocation of their account balance or make changes to the allocation for future contributions at any time. Any unallocated portion of a participant’s account is deemed to be invested in the money market fund.

In 2012, the benchmark investments and their respective notional annual rates of return for the DCP were the following:

Benchmark Investment	2012 Rate of Return
3 Month T-Bill Index	0.09%
Barclays Capital US Aggregate Bond Index	4.22%
Barclays U.S. TIPS Index	6.98%
Russell 1000 Value Index	17.51%
S&P 500 Index	16.00%
Russell 1000 Growth Index	15.26%
Russell Midcap Value Index	18.51%
Russell Mid cap Index	17.28%
Russell Midcap Growth Index	15.81%
Russell 2000 Value Index	18.05%
Russell 2000 Index	16.35%
Russell 2000 Growth Index	14.59%
MSCI EAFE Value Index	17.69%
MSCI EAFE Growth Index	16.86%
S&P North American Natural Resources Sector Index	2.20%

Employees participating in the DCP who retire or terminate employment after attainment of age 55 with at least 10 years of service can elect to receive distributions of their vested account balances in full or partial lump sum payments or in installments up to a maximum of 20 annual payments. Upon retirement or termination of employment prior to the attainment of age 55 and at least 10 years of service with the Company, the employee will receive his or her entire account balance in a single lump sum. Participants can modify the distribution schedule for a retirement/termination distribution from lump sum to annual installments or from installments to lump sum if such modification requires that payments commence at least five years after retirement/termination and the modification is filed with the plan administrator at least twelve months prior to retirement/termination. Distributions from the DCP upon the death of a participant will be made in a single lump sum and upon a participant’s disability, as defined in the DCP, based on the participant’s retirement/termination distribution election. The Company has sole discretion to accelerate vesting of unvested Company matching contributions upon a participant’s retirement, death or disability. Under each named executive officer’s employment agreement, his or her unvested Company matching contributions in any nonqualified deferred compensation plan will become fully vested upon a termination without cause or upon his or her death or incapacity. All unvested Company matching contributions become fully vested upon a change in control. Employees who are considered “key employees” for purposes of Section 409A of the Code must wait six months after retirement/termination before distributions may begin.

Any assets placed in trust by the Company to fund future obligations of the DCP are subject to the claims of creditors in the event of insolvency or bankruptcy, and participants are general creditors of the Company as to their deferred compensation in the DCP.

Post-Employment Compensation

Our key employees and officers will receive specified payments in the event of a termination without cause, change of control, retirement, incapacity or death. As of January 1, 2013, we will no longer provide such compensation in the case of disability or death and have made other changes to the compensation due to named executive officers in the event of other termination scenarios as described below. The termination arrangements with respect to our named executive officers are contained in their respective employment agreements and our long-term incentive and deferred compensation plans. The discussion below describes these arrangements.

Mr. McClendon’s Separation

On April 1, 2013, Mr. McClendon ceased serving as President and CEO of the Company and resigned as a director of its Board. In connection with Mr. McClendon’s separation from the Company, on April 18, 2013, the Company and Mr. McClendon entered into a Founder Separation and Services Agreement, or the Separation Agreement, which was effective January 29, 2013. The Separation Agreement provides that Mr. McClendon will receive all of the rights, benefits and obligations owed to him for a termination without cause under his employment agreement. For purposes of calculating the cash compensation payable to Mr. McClendon thereunder, annual base salary and bonus compensation are $975,000 and $1,950,000, respectively. The Separation Agreement provides that this compensation will be paid in 33 installments of $112,500 per pay period (except for the first pay period, which will be prorated to reflect Mr. McClendon’s active employment on April 1, 2013), commencing April 12, 2013 through July 3, 2014, plus a lump sum payment in the amount of $7,237,500 on July 1, 2014 in full satisfaction of the remaining payments that would have otherwise been made through December 31, 2016. Mr. McClendon will also receive $112,500 for accrued and unused vacation. The Separation Agreement provides that the grants of restricted stock, stock options and PSUS made to Mr. McClendon pursuant to the Company’s Amended and Restated Long Term Incentive Plan in 2013, or the 2013 LTIP Grant, will not be subject to accelerated vesting and, instead, the 2013 LTIP Grant will vest in three equal annual installments beginning January 29, 2014 in accordance with the terms of the agreements relating thereto. All other outstanding equity compensation rights became 100% vested immediately after Mr. McClendon’s resignation as a director and separation from employment with the Company on April 1, 2013. Pursuant to the Separation Agreement, no later than April 19, 2013, the Company will also transfer (in a manner that affords the full right to use, but not the ownership of) a 28.125% interest in a Citation X aircraft to an entity controlled by Mr. McClendon until December 31, 2016, and during this period will pay all costs, fees and expenses associated with such interest (other than special catering and ground transportation), in fulfillment of the Company’s obligations under Mr. McClendon’s employment agreement requiring him to use Company aircraft through the expiration of the employment agreement. In addition, he will continue to receive certain designated benefits from the Company through June 30, 2014 and will then receive a lump sum payment of $26,320 in exchange for termination of any remaining benefit continuation.

Under the Separation Agreement, Mr. McClendon also has agreed, for one year from the effective date of January 29, 2013, not to hire any employee of the Company as of or after April 1, 2013, except for (a) employees that have been assigned to him to provide the accounting support set forth in his employment agreement, (b) any employee assigned to Mr. McClendon as an assistant, (c) any employee who has been terminated by the Company (but who has not voluntarily departed the Company), (d) any employee who elects (or has elected) to accept any voluntary severance or retirement program offered by the Company or (e) any employee for whom the Company consents in advance to the soliciting and hiring by Mr. McClendon. In addition, if, during the relevant non-competition period set forth in Mr. McClendon’s employment agreement, Mr. McClendon acquires, attempts to acquire or aids another in the acquisition of an interest in oil and gas assets or certain other oil and gas activities within a spacing unit in which the Company owned an oil and gas interest on April 1, 2013, other than additional interests that Mr. McClendon may acquire in jointly owned spacing units through the exercise of his rights as a joint interest owner, referred to as the Restricted Properties, the Company has a preferential right to purchase any such Restricted Properties at the cost paid by Mr. McClendon. If Restricted Properties constitute more than 40% of the properties being acquired by Mr. McClendon, in addition to such preferential right, the Company’s consent is required for the completion of the acquisition.

The Separation Agreement also confirms that Mr. McClendon will retain all rights and benefits under the FWPP until June 30, 2014. Consistent with Mr. McClendon’s prior election to participate in the FWPP through June 30, 2014, he is obligated to participate in each eligible program well spud on or before June 30, 2014, subject to the terms and conditions of the FWPP.

Pursuant to the Separation Agreement, the Company entered into certain other agreements with Mr. McClendon and his affiliates relating to jointly owned oil and gas interests and the rescission of the 2008 sale to the Company by Mr. McClendon of a historical map collection. See “Item 13. Transactions with Related Persons” beginning on page 48 for a discussion of these agreements.

Termination without Cause

Because of the cyclical nature of the industry and prevalence of mergers and acquisitions, executives in our industry are almost always protected against termination without cause. These termination provisions are integral to our ability to attract and retain key talent. We also believe such protection enables our executives to make decisions that are focused on the creation of shareholder value rather than their career interests. The Company may terminate its employment agreements with its named executive officers at any time without cause; however, upon such termination the named executive officers are entitled to continue to receive the following pursuant to the employment agreements in effect on December 31, 2012 and the terms of our equity compensation and nonqualified deferred compensation plans:

Aubrey K. McClendon

Base salary on the date of termination plus annual bonus compensation received during the twelve-month period preceding the termination date, which we collectively refer to as Base Compensation, and benefits, including office space and personnel to provide accounting support and other services for personal business, investments and activities of Mr. McClendon and his immediate family members (subject to reimbursement as described under “Executive Compensation Tables—Employment Agreements—Aubrey K. McClendon” above), and fractionally owned Company aircraft usage, but excluding participation in any retirement or deferred compensation plan, for the balance of the contract term which expires on December 31, 2016. In recognition of Mr. McClendon’s visionary leadership and 24 years of tireless service to the Company, establishing it as one of the most valuable and innovative companies in the global energy industry, our Compensation Committee believes that the CEO is entitled to cash compensation and benefits for the remainder of his employment agreement in the event of Mr. McClendon’s involuntary termination without cause. In addition, unvested equity-based compensation and unvested Company matching contributions under the 401(k) Plan and deferred compensation plan would immediately vest upon such termination.

Other Named Executive Officers

Base salary on the date of termination for 52 weeks, accelerated vesting of unvested equity-based compensation and unvested Company matching contributions under the deferred compensation plan. If good reason exists for a named executive officer’s termination of his or her employment agreement, such as the elimination of the named executive officer’s position or a reduction in the named executive officer’s duties and/or reassignment of the named executive officer to a new position of less authority or reduction in base salary, then, subject to a cure period, such a termination will be treated as a termination without cause and the named executive officer will be entitled to the aforementioned severance benefits.

Effective January 1, 2013, the employment agreements of our named executive officers, other than the CEO, provide for a severance payment upon the termination by the Company without cause or for good reason equal to base salary plus annual bonus compensation for 52 weeks. In addition, the agreements provide for immediate vesting of all unvested equity-based compensation awarded prior to January 1, 2013 and unvested Company matching contributions under the deferred compensation plans, and pro rata vesting of equity-based compensation awarded following January 1, 2013. In each case, the PSUs subject to such immediate or pro rata vesting shall only be payable subject to the attainment of the performance measures for the applicable performance period as provided under the terms of the applicable award agreement. The annual bonus compensation applicable to the payment is the average of the annual bonus payments the executive received during the immediately preceding three calendar years unless the executive has been employed by the Company or held the executive’s current title for less than fifteen months prior to the date of termination, in which case, the annual bonus is the greater of the executive’s target bonus for the year in which the date of termination occurs or the average annual bonus payments the executive has received during the immediately preceding three calendar years. The Compensation Committee believes this payment is appropriate given the risk and responsibility the executives have assumed.

Change of Control

Pursuant to the employment agreements in effect on December 31, 2012, upon a change of control, each named executive officer is entitled to the following:

Aubrey K. McClendon

If within three years after a change of control of the Company any one of the events described below occurs, which we refer to as a Change of Control Termination, Mr. McClendon would be entitled to a severance payment in an amount equal to three times his Base Compensation paid over the remaining term of the agreement (unless Mr. McClendon elects to be paid in a lump sum), in addition to the vesting of all unvested equity and deferred compensation immediately upon a change of control pursuant to the terms of the respective plans:

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

We recognize that the CEO is not likely to be retained by a successor in the event of a change of control. Therefore, we provide the CEO these benefits if the CEO’s services are not retained under reasonable terms by the successor to motivate the CEO to continue to work for the Company, even if he perceives that a change of control is imminent.

As discussed above, on April 1, 2013, Mr. McClendon ceased serving as President and CEO of the Company and resigned as a director of its Board.

Other Named Executive Officers

Immediately following a change in control, our other named executive officers would be entitled to a severance payment in an amount equal to 200% of the sum of (i) the named executive officer’s base salary as of the date of the change of control and (ii) bonus compensation paid to the named executive officer during the twelve-month period immediately prior to the change of control. In addition, all unvested equity-based compensation and unvested Company matching contributions under the deferred compensation plan will immediately vest.

A Change of Control is defined in our named executive officers’ employment agreements to include:

(1)	a person acquiring beneficial ownership of 30% or more of the Company’s outstanding common stock or the voting power of the Company’s existing voting securities unless one of the circumstances described in clause 3(i), (ii) and (iii) below exists, or other than an acquisition directly from the Company or an acquisition by the Company or a Company employee benefit plan or, in the case of the employment agreements of named executive officers other than Mr. McClendon, an acquisition by or sponsored by Mr. McClendon;

(2)	a majority of the members of the Incumbent Board is replaced by directors who were not nominated or elected by the Incumbent Board (the current directors and directors later nominated or elected by a majority of such directors are referred to as the Incumbent Board);

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

Effective January 1, 2013, the employment agreements of our named executive officers, other than the CEO, provide for a severance payment of two times the sum of base salary and annual bonus, calculated in the manner provided above for termination without cause, upon the termination by the Company without cause or for good reason during a 24-month period commencing on the effective date of a change of control. In addition, all unvested equity-based compensation and unvested Company matching contributions under the deferred compensation plan will immediately vest, and unvested PSUs shall be deemed to have achieved a level of performance that is the greater of target or actual performance on the date of the change in control. Good reason is defined as the elimination of the named executive officer’s position or a reduction in the named executive officer’s duties and/or reassignment of the named executive officer to a new position of less authority, a reduction in base salary, or a requirement that the executive relocate outside a 50 mile radius of the location of his or her office, subject to a cure period.

The new employment agreements of our named executive officers, other than the CEO, define a Change of Control as:

(1)	a person acquiring beneficial ownership of 30% or more of the Company’s outstanding common stock or the voting power of the Company’s existing voting securities unless one of the circumstances described in clause 3(i), (ii) and (iii) below exists, or other than an acquisition by the Company or a Company employee benefit plan or any redemption, share acquisition or other purchase directly or indirectly by the Company;

(2)	during any period of not more than 24 months, a majority of the members of the Incumbent Board is replaced by directors who were not nominated or elected by the Incumbent Board (the directors as of the beginning of the period and directors later nominated or elected by a majority of such directors are referred to as the Incumbent Board);

(3)	the consummation of a business combination such as a reorganization, merger, consolidation or sale of all or substantially all of the Company’s assets unless following such business combination (i) the persons who beneficially owned the Company’s common stock and voting securities immediately prior to the business combination beneficially own more than 60% of such securities of the corporation resulting from the business combination in substantially the same proportions, (ii) no person beneficially owns 30% or more of such securities of the corporation resulting from the business combination unless such ownership existed prior to the business combination, and (iii) a majority of the members of the board of directors of the corporation resulting from the business combination were members of the Incumbent Board at the time of the execution or approval of the business combination agreement; or

(4)	the approval by the shareholders of a complete liquidation or dissolution of the Company.

We recognize that the other named executive officers may not be retained by a successor in the event of a change of control. Therefore, we provide such officers these severance payments to motivate the named executive officers to continue to work for the Company, even if they perceive that a change of control is imminent. We believe this protection helps prevent the potential loss of key personnel at a time when retaining such employees could have a critical impact on the successful execution of a change of control transaction for the benefit of the shareholders.

Retirement

Pursuant to the employment agreements in effect on December 31, 2012, upon retirement after the attainment of age 55 and specified length of service conditions set forth in each named executive officer’s employment agreement, each named executive officer will be eligible for immediate vesting of a specified portion of his or her unvested equity-based compensation and unvested Company matching contributions under the deferred compensation plan. The percentage of unvested equity-based compensation to be vested upon retirement ranges from 0% to 100% based on the executive’s age and years of service at retirement. This provision recognizes the longevity of our named executive officer team and, because we do not have a pension plan, is intended to provide an incentive to motivate our executives to remain with the Company until retirement.

Under the terms of his employment agreement, if Mr. McClendon had retired from the Company prior to December 31, 2013, within 180 days after his retirement date Mr. McClendon would have been required to pay to the Company an amount equal to the original $75 million amount of his 2008 well cost incentive award multiplied by a percentage equal to the number of full calendar months remaining between his termination date and December 31, 2013 divided by 60 months. Please see “Item 13. Transactions with Related Persons—Founder Well Participation Program” beginning on page 48 for more information regarding the FWPP.

Effective January 1, 2013, upon retirement after the attainment of age 55 and specified length of service conditions set forth in each named executive officer’s employment agreement, each named executive officer, other than the CEO, will be eligible for accelerated vesting of unvested awards granted prior to January 1, 2013 and continued post-retirement vesting of the unvested awards granted after January 1, 2013, provided that PSUs shall only be payable subject to the attainment of the performance measures for the applicable performance period as provided under the terms of the applicable award agreement. Named executive officers who are terminated without cause and have attained the age and service conditions will be eligible for such continued vesting in addition to termination without cause benefits described above. The Compensation Committee believes continued vesting more closely aligns departing named executive officers with the long-term interests of the Company and its shareholders.

Disability

Pursuant to the employment agreements in effect on December 31, 2012, if a named executive officer becomes disabled, as determined by the Company’s Board, and is unable to perform the duties set out in his or her employment agreement for a period of three consecutive months (four consecutive months for Mr. McClendon), the Board can terminate his or her services. If such a termination occurs, the named executive officer’s entitled to receive the following, which is intended to bridge the officer’s transition to another vocation or permanent disability insurance coverage, subject to reduction by any benefits payable under disability plans provided by the Company:

Aubrey K. McClendon

Base Compensation and benefits, including office space and personnel to provide accounting support and other services for personal business, investments and activities of Mr. McClendon and his immediate family members (subject to reimbursement as described under “Executive Compensation Tables—Employment Agreements—Aubrey K. McClendon” above), and fractionally owned Company aircraft usage, but excluding participation in any retirement or deferred compensation plan, for the balance of the contract term which expires on December 31, 2016. In addition, any unvested equity-based compensation and unvested Company matching contributions under the 401(k) Plan and deferred compensation plan will become immediately vested upon such termination, provided that PSUs shall only be payable subject to the attainment of the performance measures for the applicable performance period as provided under the terms of the applicable award agreement.

Other Named Executive Officers

A lump sum payment of 26 weeks of base salary, accelerated vesting of unvested equity-based compensation, provided that PSUs shall only be payable subject to the attainment of the performance measures for the applicable performance period as provided under the terms of the applicable award agreement, and unvested Company matching contributions under the 401(k) Plan and deferred compensation plan.

Effective January 1, 2013, the Company ended its practice of providing a lump sum payment of 26 weeks of base salary to named executive officers, other than the CEO, in the event of a termination resulting from such officer’s disability.

Death

Pursuant to the employment agreements in effect on December 31, 2012, if a named executive officer dies during the term of his or her employment agreement, the named executive officer’s estate is entitled to receive the following:

Aubrey K. McClendon

Continuation of base salary and accounting support for 52 weeks after the date of death. The Company provides limited continuation of accounting support or financial advisory services for the CEO’s estate, as appropriate to respect the officer’s previous contributions to the Company. In addition, any unvested equity-based compensation and unvested Company matching contributions under the 401(k) Plan and deferred compensation plan vest upon death, provided that PSUs shall only be payable subject to the attainment of the performance measures for the applicable performance period as provided under the terms of the applicable award agreement.

Other Named Executive Officers

A lump sum payment of 52 weeks of base salary, accelerated vesting of unvested equity compensation, provided that PSUs shall only be payable subject to the attainment of the performance measures for the applicable performance period as provided under the terms of the applicable award agreement, and unvested Company matching contributions under the 401(k) Plan and deferred compensation plan.

Effective January 1, 2013, the Company ended its practice of providing a lump sum payment of 52 weeks of base salary to the estates of the named executive officers, other than the CEO, in the event of death.

Payment Conditions

The named executive officers’ employment agreements also provide for a six-month non-competition period after termination of employment and prohibit disclosure of confidential information for a three-year period (or, with respect to Mr. McClendon, a one-year period) following the termination of the agreement. However, in accordance with Mr. McClendon’s employment agreement, compensation due Mr. McClendon as a result of a termination without cause, change of control or his incapacity would be paid out over the then remaining term of his employment agreement which expires on December 31, 2016, which extends his agreement not to compete with the Company through the term of such payment, plus six months. In addition, the agreements with our executive officers contain non-solicitation restrictions with respect to employees, contractors, customers, vendors and subcontractors. Effective January 1, 2013, a one-year non-competition period applies after termination of employment for named executive officers other than the CEO.

Termination and Change of Control Tables

The tables below provide estimates of the compensation and benefits that would have been payable under each of the above described arrangements if such termination events had been triggered as of December 31, 2012.

Aubrey K. McClendon

Executive Benefits and Payments Upon Separation	Termination without Cause	Change of Control(a)	Retirement	Incapacity of Executive	Death of Executive
Compensation:
Cash Severance(b)	$7,803,000	$5,852,250	$—	$7,803,000	$975,000
Potential 2008 Well Cost Incentive Award Clawback	—	—	(15,000,000)	—	—
Acceleration of Equity-based Compensation:
Restricted Stock Awards	19,504,152	19,504,152	—	19,504,152	19,504,152
PSU Awards(c)	4,879,135	5,036,523	—	4,879,135	4,879,135
Deferred Comp Plan Matching	629,533	629,533	—	629,533	629,533
Benefits and Perquisites:
Benefit Continuation(b)	1,044,544	—	—	1,044,544	250,000
Accrued Vacation Pay	78,596	78,596	78,596	78,596	78,596
Personal Travel on Fractionally Owned Company Aircraft(b)	1,000,000	—	—	1,000,000	—

TOTAL	$34,938,960	$31,101,054	$(14,921,404)	$34,938,960	$26,316,416

(a)	Assumes the occurrence of a Change of Control Termination following a change of control.
(b)	Amounts and benefits payable under Termination without Cause and Incapacity of Executive will be paid over the balance of the term of the employment agreement which expires on December 31, 2016. Benefits consist of health, life and disability insurance benefits and personal accounting support. Amounts payable as a result of incapacity would be reduced by any benefits payable under disability plans provided by the Company. Amounts assume continued reimbursement to the Company by Mr. McClendon for the incremental cost of his personal accounting support and personal use of fractionally owned Company aircraft, each in excess of $250,000. Amounts also assume no further security services provided to Mr. McClendon by the Company.
(c)	Amounts payable under Termination without Cause, Incapacity of Executive or Death of Executive represent the sum of PSUs for the period ending December 31, 2012 at 75% of target and PSUs for the periods ending December 31, 2013 and December 31, 2014 at target, based on the 20-day average closing price of the Company’s common stock ending on December 31, 2012, in accordance with the PSU award agreements. The amount payable under a Change of Control represents the sum of PSUs at target for the periods ending December 31, 2012, December 31, 2013 and December 31, 2014 which, in the event of a change of control, are earned based on the greater of target or actual performance relative to performance goals (as adjusted by the Compensation Committee to reflect a performance period ending on the date of the change of control) based on the 20-day average closing price of the Company’s common stock ending on December 31, 2012. For details regarding the PSU awards, see “—Compensation Discussion and Analysis—2012 Named Executive Officer Compensation—2012 Named Executive Officer Compensation Elements—Long-Term Incentive Compensation” on page 18.

Steven C. Dixon

Executive Benefits and Payments Upon Separation	Termination without Cause	Change of Control	Retirement	Incapacity of Executive	Death of Executive
Compensation:
Cash Severance	$860,000	$3,081,500	$—	$430,000	$860,000
Acceleration of Equity-based Compensation:
Restricted Stock Awards	8,043,914	8,043,914	—	8,043,914	8,043,914
PSU Awards(a)	2,578,939	2,662,124	—	2,578,939	2,578,939
Deferred Comp Plan Matching	478,365	478,365	—	478,365	478,365
Benefits and Perquisites:
Accrued Vacation Pay	5,075	5,075	5,075	5,075	5,075

TOTAL	$11,966,293	$14,270,978	$5,075	$11,536,293	$11,966,293

(a)	Amounts payable under Termination without Cause, Incapacity of Executive or Death of Executive represent the sum of PSUs for the period ending December 31, 2012 at 75% of target and PSUs for the periods ending December 31, 2013 and December 31, 2014 at target, based on the 20-day average closing price of the Company’s common stock ending on December 31, 2012, in accordance with the PSU award agreements. The amount payable under a Change of Control represents the sum of PSUs at target for the periods ending December 31, 2012, December 31, 2013 and December 31, 2014 which, in the event of a change of control, are earned based on the greater of target or actual performance relative to performance goals (as adjusted by the Compensation Committee to reflect a performance period ending on the date of the change of control) based on the 20-day average closing price of the Company’s common stock ending on December 31, 2012. For details regarding the PSU awards, see “—Compensation Discussion and Analysis—2012 Named Executive Officer Compensation—2012 Named Executive Officer Compensation Elements—Long-Term Incentive Compensation” on page 18.

Domenic J. (“Nick”) Dell’Osso, Jr.

Executive Benefits and Payments Upon Separation	Termination without Cause	Change of Control	Retirement	Incapacity of Executive	Death of Executive
Compensation:
Cash Severance	$725,000	$2,853,100	$—	$362,500	$725,000
Acceleration of Equity-based Compensation:
Restricted Stock Awards	4,092,692	4,092,692	—	4,092,692	4,092,692
PSU Awards(a)	1,742,573	1,798,776	—	1,742,573	1,742,573
401(k) Plan and Deferred Comp Plan Matching	235,940	235,940	—	245,043	245,043
Benefits and Perquisites:
Accrued Vacation Pay	36,212	36,212	36,212	36,212	36,212

TOTAL	$6,832,417	$9,016,720	$36,212	$6,479,020	$6,841,520

(a)	Amounts payable under Termination without Cause, Incapacity of Executive or Death of Executive represent the sum of PSUs for the period ending December 31, 2012 at 75% of target and PSUs for the periods ending December 31, 2013 and December 31, 2014 at target, based on the 20-day average closing price of the Company’s common stock ending on December 31, 2012, in accordance with the PSU award agreements. The amount payable under a Change of Control represents the sum of PSUs at target for the periods ending December 31, 2012, December 31, 2013 and December 31, 2014 which, in the event of a change of control, are earned based on the greater of target or actual performance relative to performance goals (as adjusted by the Compensation Committee to reflect a performance period ending on the date of the change of control) based on the 20-day average closing price of the Company’s common stock ending on December 31, 2012. For details regarding the PSU awards, see “—Compensation Discussion and Analysis—2012 Named Executive Officer Compensation—2012 Named Executive Officer Compensation Elements—Long-Term Incentive Compensation” on page 18.

Douglas J. Jacobson

Executive Benefits and Payments Upon Separation	Termination without Cause	Change of Control	Retirement	Incapacity of Executive	Death of Executive
Compensation:
Cash Severance	$800,000	$2,801,500	$—	$400,000	$800,000
Acceleration of Equity-based Compensation:
Restricted Stock Awards	6,359,776	6,359,776	6,359,776	6,359,776	6,359,776
PSU Awards(a)	2,021,384	2,086,587	2,021,384	2,021,384	2,021,384
Deferred Comp Plan Matching	649,078	649,078	649,078	649,078	649,078
Benefits and Perquisites:
Accrued Vacation Pay	40,969	40,969	40,969	40,969	40,969

TOTAL	$9,871,207	$11,937,910	$9,071,207	$9,471,207	$9,871,207

(a)	Amounts payable under Termination without Cause, Incapacity of Executive or Death of Executive represent the sum of PSUs for the period ending December 31, 2012 at 75% of target and PSUs for the periods ending December 31, 2013 and December 31, 2014 at target, based on the 20-day average closing price of the Company’s common stock ending on December 31, 2012, in accordance with the PSU award agreements. The amount payable under a Change of Control represents the sum of PSUs at target for the periods ending December 31, 2012, December 31, 2013 and December 31, 2014 which, in the event of a change of control, are earned based on the greater of target or actual performance relative to performance goals (as adjusted by the Compensation Committee to reflect a performance period ending on the date of the change of control) based on the 20-day average closing price of the Company’s common stock ending on December 31, 2012. For details regarding the PSU awards, see “—Compensation Discussion and Analysis—2012 Named Executive Officer Compensation—2012 Named Executive Officer Compensation Elements—Long-Term Incentive Compensation” on page 18.

Jeffrey A. Fisher

Executive Benefits and Payments Upon Separation	Termination without Cause	Change of Control	Retirement	Incapacity of Executive	Death of Executive
Compensation:
Cash Severance	$725,000	$2,451,500	$—	$362,500	$725,000
Acceleration of Equity-based Compensation:
Restricted Stock Awards	3,457,891	3,457,891	—	3,457,891	3,457,891
PSU Awards(a)	1,080,420	1,115,263	—	1,080,420	1,080,420
Deferred Comp Plan Matching	332,075	332,075	—	332,075	332,075
Benefits and Perquisites:
Accrued Vacation Pay	46,602	46,602	46,602	46,602	46,602

TOTAL	$5,641,988	$7,403,331	$46,602	$5,279,488	$5,641,988

(a)	Amounts payable under Termination without Cause, Incapacity of Executive or Death of Executive represent the sum of PSUs for the period ending December 31, 2012 at 75% of target and PSUs for the periods ending December 31, 2013 and December 31, 2014 at target, based on the 20-day average closing price of the Company’s common stock ending on December 31, 2012, in accordance with the PSU award agreements. The amount payable under a Change of Control represents the sum of PSUs at target for the periods ending December 31, 2012, December 31, 2013 and December 31, 2014 which, in the event of a change of control, are earned based on the greater of target or actual performance relative to performance goals (as adjusted by the Compensation Committee to reflect a performance period ending on the date of the change of control) based on the 20-day average closing price of the Company’s common stock ending on December 31, 2012. For details regarding the PSU awards, see “—Compensation Discussion and Analysis—2012 Named Executive Officer Compensation—2012 Named Executive Officer Compensation Elements—Long-Term Incentive Compensation” on page 18.

In addition to the amounts shown above, the named executive officers would have been entitled to receive the distributions reflected in the Aggregate Balance at Last Fiscal Year-End column of the Nonqualified Deferred Compensation Table for 2012 (payments of which may be deferred to satisfy the provisions of Section 409A or made over time pursuant to individual elections).

Director Compensation

Our non-employee director compensation program consists of an annual cash retainer, a value-based equity grant for all non-employee directors and value-based equity grants for the Chairman of the Board and the chairman of each Board committee. In May 2012, the Board adopted a new compensation arrangement that reduced non-employee cash and equity director compensation by approximately 20% and eliminated the use of fractionally owned aircraft for personal travel by non-employee directors. Details of our non-employee director compensation program are as follows:

•	An annual retainer of $100,000, payable in equal quarterly installments;

•	Quarterly grants of restricted stock with an aggregate annual value of $250,000;

•	An annual grant of additional restricted stock for the independent, non-executive chairman with a value of $250,000;

•	An annual grant of additional restricted stock for the Audit Committee chairman with a value of $25,000; and

•	An annual grant of additional restricted stock for other committee chairmen with a value of $15,000.

Restricted stock grants vest 25% immediately upon award and 75% ratably over the three years following the date of award. Grants of restricted stock are made pursuant to the LTIP. In 2012, quarterly equity awards were made on the dates of the regularly scheduled meetings of the Board on March 1, June 7, September 20 and December 13, 2012. Directors are also reimbursed for travel and other expenses directly related to their service as directors.

Each new director has traditionally received an initial stock award upon appointment to the Board of 10,000 unrestricted shares pursuant to our 2003 Stock Award Plan for Non-Employee Directors. These awards have provided the Company with a valuable tool to ensure that the Board can recruit talented directors to serve on the Board and ensure that such directors’ interests are immediately aligned with shareholders. In 2012, our five new directors received the 30,000 remaining shares available under the 2003 Stock Award Plan and additional restricted stock under our LTIP, resulting in each new director receiving 6,000 unrestricted shares of stock and 4,000 shares of restricted stock.

Directors are eligible to defer any or all of their annual cash retainers through a deferred compensation plan of the Company on a tax-deferred basis. Deferrals into the plan are not matched or subsidized by the Company, nor are they eligible for above-market or preferential earnings. In addition, the Company has established a stock ownership guideline for non-employee directors to hold at least 15,000 shares of the Company’s common stock at all times while serving as a director. Newly appointed directors are generally given three years from the date of appointment to comply with this guideline. Failure to comply with this guideline or potential deferrals of the guideline due to hardship are addressed on a case-by-case basis by the Board. There were no failures or deferrals in 2012.

Director Compensation Table for 2012

Name	Fees Earned or Paid in Cash(a)	Stock Awards(b)	Option Awards(c)	All Other Compensation(d)	Total
Bob G. Alexander	$50,000	$312,334	$—	$—	$362,334
Archie W. Dunham	50,000	1,062,339	—	—	1,112,339
Vincent J. Intrieri	50,000	312,334	—	—	362,334
R. Brad Martin	50,000	312,334	—	—	362,334
Merrill A. (“Pete”) Miller, Jr.	100,000	285,024	—	51,852	436,876

Frederic M. Poses	50,000	312,334	—	—	362,334
Louis A. Simpson	100,000	265,035	—	30,670	395,705
Richard K. Davidson(e)	87,500	116,679	—	79,095	283,274
Kathleen M. Eisbrenner(e)	87,500	116,679	—	47,119	251,298
V. Burns Hargis(e)	100,000	275,028	—	52,060	427,088
Frank Keating(e)	87,500	131,691	—	45,394	264,585
Charles T. Maxwell(e)	75,000	116,679	—	—	191,679
Don Nickles(e)	87,500	131,691	—	61,546	280,737

(a)	Reflects annual retainer for all directors.
(b)	Reflects the aggregate grant date fair value of 2012 restricted stock awards determined pursuant to FASB Topic 718. The assumptions used by the Company in calculating these amounts are incorporated by reference to Note 8 to the consolidated financial statements in the Company’s Form 10-K for the fiscal year ended December 31, 2012, filed with the SEC on March 1, 2013. On March 1, 2012 and June 7, 2012, each serving non-employee director received a regular quarterly award of 2,006 and 3,735 shares of restricted stock with a grant date fair value of $50,010 and $66,670, respectively. On September 20, 2012 and December 13, 2012, respectively, each of Messrs. Alexander, Dunham, Intrieri, Martin and Poses received a regular quarterly award of 3,206 and 3,748 shares of restricted stock with a grant date fair value of $62,517 and $62,517, respectively. On September 20, 2012 and December 13, 2012, respectively, each of Messrs. Hargis, Miller and Simpson received a regular quarterly award of 3,419 and 3,997 shares of restricted stock with a grant date fair value of $66,671 and $66,670, respectively. For their additional responsibilities on the Board, on June 7, 2012, Messrs. Hargis and Miller, Governor Keating and Senator Nickles received 1,401, 1,961, 841 and 841 additional shares of restricted stock, respectively, with a grant date fair value of $25,008, $35,004, $15,012 and $15,012, respectively, due to their service as committee chairmen or lead independent director. On September 20, 2012, following his appointment as chairman of the Nominating, Governance and Social Responsibility Committee, Mr. Simpson received 770 additional shares of restricted stock with a grant date fair value of $15,015. On June 21, 2012, Mr. Dunham was granted 13,797 restricted shares with a grant date fair value of $250,002 due to his service as independent, non-executive Chairman. As part of his agreement to serve as Chairman, Mr. Dunham was also granted 27,594 shares of restricted stock on June 21, 2012 with a grant date fair value of $500,003. On July 2, 2012, all new non-employee directors received a grant of 10,000 shares of common stock, 4,000 of which were restricted and 6,000 of which were unrestricted, with a grant date fair value of $187,300. As of December 31, 2012, the aggregate number of shares of unvested restricted stock held by each of the serving non-employee directors was as follows: Messrs. Alexander, Intrieri, Martin and Poses, 8,215; Mr. Dunham, 39,257; Mr. Hargis, 18,606; Mr. Miller, 19,218; and Mr. Simpson, 14,527. In accordance with their restricted stock award agreements, previously awarded restricted stock became fully vested upon director departures in 2012.
(c)	The Company granted no stock options in 2012. As of December 31, 2012, the aggregate number of shares of common stock subject to stock options held by each of the non-employee directors was as follows: Mr. Maxwell, 12,500; and Senator Nickles, 25,000. These stock options expire in 2015.
(d)	Includes the directors’ personal use of fractionally owned Company aircraft prior to the discontinuance of such use in May 2012. The value of the personal use of fractionally owned Company aircraft is based on the incremental cost to the Company determined by the amount invoiced to the Company by NetJets for the operating costs of such use, including the cost of fuel, trip-related maintenance, crew travel expenses, on-board catering, landing fees and trip-related parking/hangar costs. Since the fractionally owned Company aircraft are used primarily for business travel, we do not include the fixed costs that do not change based on the usage, such as purchase costs and maintenance costs not related to trips.
(e)	Messrs. Davidson, Keating and Nickles and Ms. Eisbrenner resigned from the Board effective June 21, 2012 and Mr. Hargis resigned from the Board effective March 7, 2013. Mr. Maxwell retired from the Board at the Company’s 2012 annual meeting of shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides information as of December 31, 2012 about shares of the Company’s common stock issuable under the equity compensation plans we maintain for our employees, consultants and directors:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted- average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1)) (3)
Equity compensation plans approved by shareholders	283,133	$14.36	10,775,290	(a)
Equity compensation plans not approved by shareholders	197,629	$10.29	—

TOTAL	480,762	$12.69	10,775,290

(a)	Consists of 10,692,640 shares available under the LTIP pursuant to the types of awards described on pages 18-21 and 82,650 shares available for issuances of restricted stock and shares underlying stock options granted under our 2003 Stock Incentive Plan. As shown in the table below, only 3,916,571 shares remain available for issuance by the Company after accounting for awards made to directors and employees through the record date.

The material features of all our plans are described in note 8 of the notes to our financial statements included in the Company’s Form 10-K for the fiscal year ended December 31, 2012, which was filed with the SEC on March 1, 2013.

As of April 15, 2013, the record date, stock options outstanding and shares available for issuance under the Company’s stock incentive plans are the following:

	LTIP	2003 Stock Incentive Plan(a)	Terminated Plans	Total
Outstanding stock options, 12/31/12	100,000	—	380,762	480,762
Granted	4,563,410	—	—	4,563,410
Exercised	—	—	(184,967)	(184,967)
Canceled/forfeited	—	—	—	—
Outstanding stock options, 4/15/13(b)	4,663,410	—	195,795	4,859,205
Shares available for future awards, 12/31/12	10,692,640	82,650	—	10,775,290
Regular semi-annual and new hire awards(c)	(9,464,510)	(43,864)	—	(9,508,374)
Canceled/forfeited/traded for taxes	2,688,441	86,143	659	2,775,243
Shares available for future awards, 4/15/13(d)	3,916,571	—	—	3,916,571

(a)	The 2003 Stock Incentive Plan expired on April 14, 2013.
(b)	As of the record date, the Company had 4,663,410 stock options that were granted, but unvested.
(c)	Amounts represent shares of restricted stock awarded Company-wide on January 7, 2013, restricted stock and stock options awarded to senior management on January 29, 2013 and restricted stock to newly hired employees on the last trading days of January, February and March 2013.
(d)	As of the record date, the Company had 16,761,682 shares of granted, but unvested, restricted stock outstanding.

As of the record date, the weighted average exercise price of all outstanding stock options is $18.6512 per share and the weighted average remaining contractual life is approximately 9.24 years.

The selection of officers, employees, consultants and non-employee directors who will receive future awards under the LTIP and the size and types of awards will be determined by the Employee Compensation and Benefits Committee, or ECBC, Compensation Committee and Board, as applicable. Equity awards are expected to be made to directors in the amounts described under “Item 11. Director Compensation”. Other than projected director awards, it is not possible to predict the benefits or amounts that will be received by, or allocated to, particular individuals or groups eligible to receive future awards.

Beneficial Ownership

The table below sets forth (i) the name and address and beneficial ownership of each person known by management to own beneficially more than 5% of our outstanding common stock, and (ii) the beneficial ownership of common stock of our nominees, directors and named executive officers and all directors and executive officers of the Company as a group. Unless otherwise noted, information is given as of April 15, 2013, the record date, and the persons named below have sole voting and/or investment power with respect to such shares.

	Common Stock
Beneficial Owner	Outstanding Shares		Share Equivalents		Total Ownership		Percent of Class
Southeastern Asset Management, Inc. 6410 Poplar Ave., Suite 900 Memphis, TN 38119	87,455,895		4,569,199		92,025,094	(a)	13.7%
Carl C. Icahn c/o Icahn Associates Corp. 767 Fifth Avenue, 47th Floor New York, NY 10153	59,698,689		—		59,698,689	(b)	8.9%
Aubrey K. McClendon	2,763,083	(c)(d)	—		2,763,083		*
Steven C. Dixon	858,849	(d)(e)(f)	22,500	(g)	881,349		*
Domenic J. (“Nick”) Dell’Osso, Jr.	199,293	(d)(e)	—		199,293		*
Douglas J. Jacobson	678,795	(d)(e)	—		678,795		*
Jeffrey A. Fisher	217,904	(d)(e)	—		217,904		*
Bob G. Alexander	11,987	(d)	—		11,987		*
Archie W. Dunham	297,086	(d)	—		297,086		*
Vincent J. Intrieri	12,975	(d)(h)	—		12,975		*
R. Brad Martin	156,737	(d)(i)	—		156,737		*
Merrill A. (“Pete”) Miller, Jr.	156,826	(d)	—		156,826		*
Frederic M. Poses	528,637	(d)	—		528,637		*
Louis A. Raspino	26,000	(d)	—		26,000		*
Louis A. Simpson	533,567	(d)	—		533,567		*
All directors and executive officers as a group	4,449,966	(j)	22,500		4,472,466		*

*	Less than 1%.
(a)	This information is as of June 8, 2012, as reported in a Schedule 13D/A filed jointly by Southeastern Asset Management, Inc. and O. Mason Hawkins on June 8, 2012. The Schedule 13D/A includes 4,569,199 shares of common stock underlying 73,420 and 51,680 shares, respectively, of 5.75% Cumulative Convertible Preferred Stock and 5.75% Cumulative Convertible Preferred Stock (Series A). The Schedule 13D/A reports (i) sole power to vote or to direct the vote of 51,938,249 shares, including 848,602 shares underlying convertible preferred stock; (ii) shared power to vote or direct the vote of 31,131,173 shares with Longleaf Partners Funds Trust, including 3,720,597 shares underlying convertible preferred stock; (iii) no power to vote 8,955,672 shares; (iv) sole power to dispose or to direct the disposition of 60,893,921 shares, including 848,602 shares underlying convertible preferred stock; and (v) shared power to dispose or to direct the disposition of 31,131,173 shares with Longleaf Partners Fund, including 3,720,597 shares underlying convertible preferred stock.
(b)

This information is as of November 19, 2012, as reported in a Schedule 13D/A filed jointly by High River Limited Partnership, Hopper Investments LLC, Barberry Corp., Icahn Partners Master Fund LP, Icahn Partners Master Fund II LP, Icahn Partners Master Fund III LP, Icahn Offshore LP, Icahn Partners LP, Icahn Onshore LP, Icahn Capital LP, IPH GP LLC, Icahn Enterprises Holdings L.P., Icahn Enterprises G.P. Inc., Beckton Corp. and Carl C. Icahn. The principal business address of each of (i) High River, Hopper, Barberry, Icahn Offshore, Icahn Partners, Icahn Onshore, Icahn Capital, IPH, Icahn Enterprises Holdings, Icahn Enterprises GP and Beckton is White Plains Plaza, 445 Hamilton Avenue Suite 1210, White Plains, NY 10601, (ii) Icahn Master, Icahn Master II and Icahn Master III is c/o Walkers SPV Limited, P.O. Box 908GT, 87 Mary Street, George Town, Grand Cayman, Cayman Islands, and (iii) Mr. Icahn is c/o Icahn Associates Corp., 767 Fifth Avenue, 47th Floor, New York, NY 10153.

According to the filing, High River has sole voting power and sole dispositive power with regard to 11,939,739 shares. Each of Hopper, Barberry and Mr. Icahn has shared voting power and shared dispositive power with regard to such shares. Icahn Master has sole voting power and sole dispositive power with regard to 18,778,370 shares. Each of Icahn Offshore, Icahn Capital, IPH, Icahn Enterprises Holdings, Icahn Enterprises GP, Beckton and Mr. Icahn has shared voting power and shared dispositive power with regard to such shares. Icahn Master II has sole voting power and sole dispositive power with regard to 7,528,432 shares. Each of Icahn Offshore, Icahn Capital, IPH, Icahn Enterprises Holdings, Icahn Enterprises GP, Beckton and Mr. Icahn has shared voting power and shared dispositive power with regard to such shares. Icahn Master III has sole voting power and sole dispositive power with regard to 3,315,789 shares. Each of Icahn Offshore, Icahn Capital, IPH, Icahn Enterprises Holdings, Icahn Enterprises GP, Beckton and Mr. Icahn has shared voting power and shared dispositive power with regard to such shares. Icahn Partners has sole voting power and sole dispositive power with regard to 18,136,359 shares. Each of Icahn Onshore, Icahn Capital, IPH, Icahn Enterprises Holdings, Icahn Enterprises GP, Beckton and Mr. Icahn has shared voting power and shared dispositive power with regard to such shares.

According to the filing, each of Hopper, Barberry and Mr. Icahn, by virtue of their relationships to High River, may be deemed to indirectly beneficially own the shares which High River directly beneficially owns. Each of Hopper, Barberry and Mr. Icahn disclaims beneficial ownership of such shares for all other purposes. Each of Icahn Offshore, Icahn Capital, IPH, Icahn Enterprises Holdings, Icahn Enterprises GP, Beckton and Mr. Icahn, by virtue of their relationships to each of Icahn Master, Icahn Master II and Icahn Master III, may be deemed to indirectly beneficially own the shares which each of Icahn Master, Icahn Master II and Icahn Master III directly beneficially owns. Each of Icahn Offshore, Icahn Capital, IPH, Icahn Enterprises Holdings, Icahn Enterprises GP, Beckton and Mr. Icahn disclaims beneficial ownership of such shares for all other purposes. Each of Icahn Onshore, Icahn Capital, IPH, Icahn Enterprises Holdings, Icahn Enterprises GP, Beckton and Mr. Icahn, by virtue of their relationships to Icahn Partners, may be deemed to indirectly beneficially own the shares which Icahn Partners directly beneficially owns. Each of Icahn Onshore, Icahn Capital, IPH, Icahn Enterprises Holdings, Icahn Enterprises GP, Beckton and Mr. Icahn disclaims beneficial ownership of such shares for all other purposes.

(c)	Includes (i) 13,671 shares held by Chesapeake Investments, an Oklahoma limited partnership of which Mr. McClendon is sole general partner; (ii) 119,255 shares purchased on behalf of Mr. McClendon in the 401(k) Plan; (iii) 118,880 shares of vested common stock purchased on behalf of Mr. McClendon in the Chesapeake Energy Corporation Deferred Compensation Plan; and (iv) 1,095 shares held by Mr. McClendon’s son who shares the same household.
(d)	Includes unvested restricted stock granted after January 1, 2013 with respect to which executive officers and directors have voting power.
(e)	Includes shares held in the 401(k) Plan (Mr. Dixon, 29,654 shares; Mr. Dell’Osso, 3,873 shares; Mr. Jacobson, 18,728 shares; and Mr. Fisher, 8,509 shares) and shares of vested common stock held in the Chesapeake Energy Corporation Deferred Compensation Plan (Mr. Dixon, 67,264 shares; Mr. Dell’Osso, 2,584 shares; Mr. Jacobson, 34,408 shares; and Mr. Fisher, 12,999 shares).

(f)	Includes 163,838 shares held by Mr. Dixon in grantor retained annuity trusts and 52,965 shares held by the Farethewell Foundation, over which Mr. Dixon has voting control.
(g)	Represents shares of common stock which can be acquired through the exercise of stock options on the record date or within 60 days thereafter.
(h)	Includes 1,238 shares purchased on behalf of Mr. Intrieri in the Chesapeake Energy Corporation Deferred Compensation Plan for Non-Employee Directors.
(i)	Includes 25,000 shares held by the R. Brad Martin Family Foundation, over which Mr. Martin has voting control.
(j)	Does not include shares held by Mr. McClendon as he was not an executive officer on the record date.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

The Company has adopted written policies and procedures for the Audit Committee’s review of any transaction, arrangement or relationship or series of similar transactions, arrangements or relationships (including any indebtedness or guarantee of indebtedness) in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) the Company is a participant and (3) any of its directors, executive officers, or greater than 5% shareholders, or any of their immediate family members, has or will have a material direct or indirect interest. The Audit Committee approves or ratifies only those transactions that it determines in good faith are in, or are not inconsistent with, the best interests of the Company and its shareholders.

Oklahoma City Thunder

In 2011, Chesapeake entered into a license and naming rights agreement with The Professional Basketball Club, LLC (“PBC”) for an arena in downtown Oklahoma City. PBC is the owner of the Oklahoma City Thunder (the “Thunder”) basketball team, a National Basketball Association (“NBA”) franchise and the arena’s primary tenant. Mr. McClendon has a 19.2% equity interest in PBC. Under the terms of the agreement, Chesapeake has committed to pay annual fees ranging from $2.9 million, the amount paid for the 2011-2012 season, escalating ratably to $4.1 million payable in 2023 for the arena naming rights and other associated benefits. The arena naming rights provide Chesapeake with enhanced public awareness through recognition locally, nationally and internationally. For the 2012-2013 season, Chesapeake paid a fee of $2.6 million, which reflects a reduction of $480,000 as a result of the NBA lockout at the beginning of the 2011 season. Mr. McClendon made annual charitable contributions for the benefit of Oklahoma schools equal to his percentage ownership of the Thunder (19.2%) times the fees paid by the Company under the naming rights agreement for the first two seasons covered by the agreement.

In 2011, the Company also entered into a 12-year sponsorship agreement, committing to pay an average annual fee of $3.0 million for advertising, use of an arena suite and other benefits. For the 2011-2012 season, the Company paid a fee of $1.5 million pursuant to the sponsorship agreement, which included a reduction of $433,000 as a result of the NBA lockout at the beginning of the season. For the 2012-2013 season, the Company committed to pay a fee of $2.4 million pursuant to the sponsorship agreement. Chesapeake has been a founding sponsor of the Thunder since 2008.

For the 2011-2012 season, the Company paid $3.2 million for additional tickets for regular season games and $1.7 million for sponsorship, advertising and tickets for 2012 home playoff games. For the 2012-2013 season, the Company reduced its regular season commitment for additional game tickets to a net amount of $1.6 million, which gives effect to a refund of $1.2 million from PBC and $678,000 received by the Company for the sale of approximately 15% of its tickets to Company management, including the sale of season tickets to Mr. McClendon for approximately $140,000, and Access Midstream Partners, L.P. at the same price the Company paid to the PBC. The Company has committed to purchase a reduced number of tickets and certain sponsorship benefits for any 2013 home playoff games, the total amount for which will depend on the number of playoff rounds played by the Thunder.

The Audit Committee reviewed and approved the transactions with the Thunder described above in accordance with its policy on transactions with related persons.

Founder Well Participation Program

The FWPP permits Mr. McClendon, the Company’s co-founder, to participate and invest as a working interest owner in new wells drilled by the Company. In 2005, the FWPP was documented as a formal plan containing substantially the same terms as prior agreements with the Company’s two co-founders that had been in place since the Company’s initial public offering in 1993. Shareholders approved the FWPP on June 10, 2005 for a term ending on December 31, 2015. The participation of co-founder Tom L. Ward terminated following his separation from the Company in 2006. In April 2012, the Board and Mr. McClendon agreed to the early termination of the FWPP on June 30, 2014, 18 months before the end of its original expiration date. Mr. McClendon’s participation rights under the FWPP will continue through the expiration of the FWPP on June 30, 2014 following his separation from the Company on April 1, 2013. See “— CEO Separation Arrangements” for additional information on the terms of his separation.

Under the FWPP, Mr. McClendon has the right to participate in either all or none of the wells spudded by or on behalf of the Company during each calendar year. Prior to the beginning of each year, Mr. McClendon must provide written notice to the members of the Compensation Committee of his election to participate in the FWPP and his proposed working interest percentage for that year. His working interest percentage may not exceed a 2.5% working interest in a well and is not effective for any well where the Company’s working interest after Mr. McClendon’s participation election would be reduced to below 12.5%. Subject to these limitations, if Mr. McClendon elects to participate in the FWPP, he must participate in all wells spudded by or on behalf of the Company during the given calendar year and cannot elect to participate on a well-by-well basis. Mr. McClendon has elected to participate in the FWPP through the expiration of the FWPP on June 30, 2014 at the maximum 2.5% working interest permitted, the same participation percentage that Mr. McClendon has elected every year since 2004.

The FWPP is administered and interpreted by the Compensation Committee of the Board. Mr. McClendon’s right to participate in the FWPP will terminate on the earlier of (i) the expiration or termination of any and all covenants not to compete applicable to him subsequent to his termination of employment, or (ii) the termination of the FWPP on June 30, 2014. Mr. McClendon may participate in the drilling of wells under the FWPP through entities in which all equity interests are owned solely by Mr. McClendon and his immediate family members, subject to approval by the Compensation Committee. Under the FWPP, Mr. McClendon cannot change his working interest percentage during any calendar year without the prior approval of the Compensation Committee, and he is required to pay all joint interest billings immediately on receipt of the Company’s invoice and to advance to the Company any amounts which the Company is required to prepay to third-party operators with respect to Mr. McClendon’s working interest to be assigned under the FWPP. Mr. McClendon has never requested, nor has the Committee ever made, an adjustment to the participation percentage during a participation period.

The FWPP provides that the amount paid by Mr. McClendon for acreage assigned in connection with his participation in the FWPP is to be recomputed as of the first day of each calendar year and is equal to a fully-costed average per acre amount computed as follows: (i) direct costs capitalized in the appropriate accounting pool in accordance with the Company’s accounting procedures (including all capitalized interest, leasehold payments, acquisition costs, landman charges and seismic charges) divided by (ii) the acreage in the applicable pool at the time of computation. The annual computation allows the Company to reflect the acreage and costs with respect to newly acquired acreage, acreage sold by the Company and acreage that has expired. All other costs are billed in accordance with the Company’s accounting procedures applicable to third-party participants pursuant to any joint operating agreement or exploration agreement relating to a particular well, and such amounts paid by Mr. McClendon in connection with his participation in a well are on no better terms than the terms agreed to by unaffiliated third-party participants in connection with the participation in such well or similar wells operated by the Company.

Mr. McClendon pays the Company for lease operating expenses and capital expenditures related to his FWPP interests promptly upon receipt of each invoice. The following table sets forth the revenue received from, and well costs paid to, the Company with respect to Mr. McClendon’s FWPP interests during the first quarter of 2013 and each of the three years in the period ended December 31, 2012:

	First Quarter 2013	2012	2011	2010
Natural gas and oil revenues	$62,929,725	$198,859,938	$184,270,948	$127,064,861
Lease operating expenditures	(14,414,046)	(54,181,910)	(42,457,253)	(26,102,787)
Net cash flow	48,515,679	144,678,028	141,813,695	100,962,074
Capital expenditures	(71,172,577)	(434,263,113)	(457,151,007)	(242,839,086)
Net after capital expenditures	$(22,656,898)	$(289,585,085)	$(315,337,312)	$(141,877,012)

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

Mr. McClendon has advised us that his cumulative expenditures under the FWPP have significantly exceeded his cumulative production revenues to date. Substantial front-end investments of capital are required to drill oil and natural gas wells, and Mr. McClendon’s FWPP capital investment has necessarily kept pace with the Company’s capital expenditures over the years. Production and cash flow from sales of natural gas and oil for new wells occur over an extended period of time. Mr. McClendon believes the present value of the future net revenue (pretax) of the estimated proved developed producing reserves attributable to his FWPP interests at December 31, 2012, discounted at 10% per year and based on prices and costs under existing conditions at such date as prescribed by the SEC’s reserves reporting rules, was approximately $335 million. The Company’s reservoir engineering staff provides data and analysis to Mr. McClendon’s affiliates with respect to reserves associated with FWPP interests using the engineering prepared for the Company’s interest in the same wells. In 2012, Mr. McClendon reimbursed the Company approximately $650,000 to cover the estimated cost of such services. As indicated in the Company’s 2012 Form 10-K filed on March 1, 2013 and other filings that include estimates of the Company’s proved natural gas and oil reserves, any computation of proved producing reserves is an estimate, subject to a number of variables and not a reflection of fair market value. A portion of the leasehold owned by Mr. McClendon with respect to the FWPP consists of interests that are not categorized as proved developed producing reserves.

Mr. McClendon’s FWPP interests are his personal assets and are separate and distinct from the Company’s interest in its oil and gas properties and other assets. The FWPP does not restrict sales, other dispositions or financing transactions involving FWPP interests acquired from the Company. The Company does not extend loans to Mr. McClendon for participation in the FWPP or any other purposes, the Company has no obligation to repay loans Mr. McClendon may obtain from third parties, and no Company interests in any assets are exposed to such loans or the mortgages securing them. From time to time, Mr. McClendon has sold FWPP interests separately and concurrently with sales by the Company of its interests in the same properties. In any concurrent sales the proceeds related to the properties have been allocated between Mr. McClendon and the Company based on their respective ownership interests. From January 1, 2012 through March 31, 2013, Mr. McClendon realized approximately $88 million from such concurrent sales, and he paid approximately $837,961 of deal costs.

CEO Separation Arrangements

On April 1, 2013, Mr. McClendon ceased serving as President and CEO of the Company and resigned as a director of its Board. On April 18, 2013, the Company and Mr. McClendon entered into a Founder Separation and Services Agreement, which was effective as of January 29, 2013. See “Item 11. Post-Employment Compensation—Mr. McClendon’s Separation” for a discussion of the Founder Separation and Services Agreement.

Pursuant to the Founder Separation and Services Agreement, on April 18, 2013, the Company, Mr. McClendon and certain affiliates of Mr. McClendon, or the Founder Affiliates, entered into a Founder Joint Operating Services Agreement, or FJOSA, effective as of January 29, 2013, relating to the jointly developed oil and gas wells, increased density locations, leases and acreage jointly owned by the Company and the respective Founder Affiliates, or the Joint Interests. The FJOSA is intended to enable the parties to maintain and continue their previously developed methods and practices for access to and sharing of information essential for the efficient administration of their respective interests in the Joint Interests and to provide a framework for the continued efficient administration thereof. The Company will continue to provide reserve reports on Joint Interests through no later than December 31, 2016, and the Founder Affiliates will reimburse the Company for the costs of such services. Through June 30, 2014, the Company will provide Mr. McClendon and the Founder Affiliates data, licenses and services related to Joint Interests, as well as certain transition services reasonably necessary or appropriate to effect the orderly transfer to the Founder Affiliates of land administration and reserve engineering services relating to the Joint Interests. In addition, the Company will continue to provide certain routine monthly services. Routine services relating to the preparation of schedules and exhibits to mortgages will be billed to the applicable Founder Affiliates at a monthly rate of $50,000 as part of the monthly joint interest billings beginning July 1, 2014, subject to termination or reduction in services as well as an annual adjustment. The Company will recoup its costs of providing other routine services set forth in the FJOSA through standard overhead billings pursuant to the terms of any applicable joint operating agreements with the Founder Affiliates. The Company will provide a monthly credit of $50,000 in the aggregate to reduce the marketing fees billed by the Company or its affiliates under the existing marketing fee arrangements between the Founder Affiliates and the Company or its affiliates beginning April 1, 2013, provided that the credit may not reduce the marketing fees below zero in any month. The FJOSA also provides that if the Company agrees to sell all or a portion of the Company’s Joint Interests in an area or play, the Company or the applicable Founder Affiliate may elect to include the applicable Founder Affiliates’ Joint Interests in the sale transaction (in the same proportion as those being sold by the Company in the sale transaction), with the applicable Founder Affiliates to receive their respective portion of the sale proceeds from any such sale transaction.

Rescission of Map Sale

Pursuant to a settlement agreement with certain plaintiff shareholders following the trial court’s dismissal of their claim, the sale of a historical map collection that occurred in December 2008 between Mr. McClendon and the Company will be rescinded. Mr. McClendon will pay the Company approximately $12 million plus interest through the closing date, and the Company will reconvey the map collection to Mr. McClendon. The transaction is scheduled to be completed not later than 30 days after the entry of a final non-appealable judgment. Pursuant to the Founder Separation and Services Agreement, on April 18, 2013, the Company and Mr. McClendon entered into an agreement to memorialize the terms, as set forth in the aforementioned settlement, of the rescission of the sale of the map collection. The agreement provides for the storage and care of the map collection pending a final non-appealable judgment in the litigation, and establishes a procedure to facilitate such rescission. The settlement, which was approved by the District Court of Oklahoma County, Oklahoma on January 30, 2012, has been appealed and, at this time, it is unknown when such appeal will be resolved.

Employment of Family Members

Douglas J. Jacobson’s son, Isaac Jacobson, has been an employee of the Company since June 2008. Mr. Jacobson’s total cash and equity compensation for 2012 was $137,155. Douglas J. Jacobson’s daughter, Hillary Raubach, was an employee of a midstream subsidiary of the Company from June 2011 until December 2012. Following the sale of our midstream assets, Ms. Raubach became an employee of Access Midstream Partners, L.P. (NYSE:ACMP), formerly Chesapeake Midstream Partners, L.P. Ms. Raubach’s total cash and equity compensation for 2012 was $134,019, which includes a separation payment made to employees of ACMP in connection with our midstream sale. The Company is a significant employer in Oklahoma City with over 5,000 employees in the greater Oklahoma City area. We seek to fill positions with qualified employees, whether or not they are related to our executive officers or directors. We compensate employees who have such relationships within what we believe to be the current market rate for their position and provide benefits consistent with our policies that apply to similarly situated employees.

Board Independence

The Board, through its Nominating, Governance and Social Responsibility Committee, evaluates the independence of each director in accordance with the NYSE corporate governance standards. The Committee has considered transactions and relationships between the Company (and/or any of its executive officers) and each director or any member of his or her immediate family. Based on this review, the Committee affirmatively determined that all currently serving directors are independent.

In assessing director independence, the Committee considered the business the Company conducted in 2010, 2011 and 2012, including payments made by the Company to National Oilwell Varco, Inc. (NYSE:NOV), for which Mr. Miller serves as Chairman, President and Chief Executive Officer. The Company’s business transactions with NOV were all conducted in the ordinary course of business. Payments made to NOV represented 0.56%, 0.98% and 0.76% of NOV’s gross revenues during 2010, 2011 and 2012, respectively, well below the 2.0% of gross revenues threshold under the NYSE director independence rules. In assessing the independence of Messrs. Dunham, Martin and Simpson, the Committee also considered payments made by the Company to (i) Union Pacific Corporation (NYSE:UNP), for which Mr. Dunham serves as a director, (ii) FedEx Corporation (NYSE:FDX), for which Mr. Martin serves as a director, and (iii) SAIC, Inc. (NYSE:SAI), for which Mr. Simpson served as a director in 2012, which payments were, in each case, nominal. The Committee determined that all transactions and relationships it considered during its review were not material transactions or relationships with the Company and did not impair the independence of any of the independent directors.

Item 14. Principal Accounting Fees and Services

Set forth below is a summary of the fees paid to our independent registered public accounting firm, PricewaterhouseCoopers LLP (“PwC”), for fiscal years 2012 and 2011:

	2012	2011
Audit(a)	$7,098,842	$4,727,373
Audit-related(b)	87,000	77,000
Tax(c)	466,245	307,276
All other(d)	237,300	—

TOTAL	$7,889,387	$5,111,649

(a)	Fees were for audits and interim reviews, as well as the preparation of comfort letters, consents and assistance with and review of documents filed with the SEC. In 2012, $5,640,842 related to the annual audit and interim reviews, $300,000 related to services provided in connection with our issuance of securities, and $1,158,000 related to the audit of subsidiaries of the Company. In 2011, $2,816,873 related to the annual audit and interim reviews, $380,500 related to services provided in connection with our issuance of securities, and $1,530,000 related to the audit of subsidiaries of the Company.
(b)	In 2012 and 2011, these amounts related to the audits of employee benefit plans.
(c)	In 2012 and 2011, these amounts relate to professional services rendered for preparation of Form K-1 statements for Chesapeake Granite Wash Trust unitholders.
(d)	In 2012, this amount related to an information technology security assessment.

The Audit Committee is directly responsible for the appointment, compensation, retention and oversight of the work of the independent auditor for the purpose of preparing or issuing audit reports or performing other services for the Company. The independent auditor reports directly to the Audit Committee. The Audit Committee pre-approves audit and non-audit services provided by the Company’s independent registered public accounting firm. In addition to separately approved services, the Audit Committee’s pre-approval policy provides for pre-approval of specifically described audit and non-audit services and related fee levels on an annual basis. The policy authorizes the Audit Committee to delegate to one or more of its members pre-approval authority with respect to permitted services. The Audit Committee reviews the services performed pursuant to its pre-approval policy at its next scheduled quarterly meeting.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

1.	Financial Statements. Chesapeake’s consolidated financial statements are included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2012 filed on March 1, 2013. Reference is made to the accompanying Index to Financial Statements.

2.	Financial Statement Schedules. Schedule II is included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2012 filed on March 1, 2013 with our consolidated financial statements. No other financial statement schedules are applicable or required.

3.	Exhibits. The following exhibits are filed herewith pursuant to the requirements of Item 601 of Regulation S-K:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Other
2.1*	Purchase Agreement, dated June 7, 2012, by and among Chesapeake Midstream Holdings, L.L.C. and GIP II Eagle 1 Holding, L.P., GIP II Eagle 2 Holding, L.P. and GIP II Eagle 3 Holding, L.P.	8-K	001-13726	2.1	6/13/2012

2.2*	Purchase Agreement, dated June 7, 2012, by and between Chesapeake Midstream Holdings, L.L.C. and GIP II Eagle 4 Holding, L.P.	8-K	001-13726	2.2	6/13/2012

2.3*	Unit Purchase Agreement, dated December 11, 2012, between Access Midstream Partners, L.P. and Chesapeake Midstream Development, L.L.C.	8-K	001-13726	2.1	12/17/2012

3.1.1	Chesapeake’s Restated Certificate of Incorporation, as amended.	10-Q	001-13726	3.1.1	8/10/2009

3.1.2	Certificate of Designation of 5% Cumulative Convertible Preferred Stock (Series 2005B), as amended.	10-Q	001-13726	3.1.4	11/10/2008

3.1.3	Certificate of Designation of 4.5% Cumulative Convertible Preferred Stock, as amended.	10-Q	001-13726	3.1.6	8/11/2008

3.1.4	Certificate of Designation of 5.75% Cumulative Non-Voting Convertible Preferred Stock (Series A).	8-K	001-13726	3.2	5/20/2010

3.1.5	Certificate of Designation of 5.75% Cumulative Non-Voting Convertible Preferred Stock, as amended.	10-Q	001-13726	3.1.5	8/9/2010

3.2	Chesapeake’s Amended and Restated Bylaws.	8-K	001-13726	3.2	6/8/2012

4.1**	Indenture dated as of August 16, 2005 among Chesapeake, as issuer, the subsidiaries signatory thereto, as Subsidiary Guarantors, and The Bank of New York Mellon Trust Company, N.A., as Trustee, with respect to 6.5% Senior Notes due 2017.	8-K	001-13726	4.1	8/16/2005

4.2**	Indenture dated as of November 8, 2005 among Chesapeake, as issuer, the subsidiaries signatory thereto, as Subsidiary Guarantors and The Bank of New York Mellon Trust Company, N.A., as Trustee, with respect to 6.875% Senior Notes due 2020.	8-K	001-13726	4.12.1	11/15/2005

4.3**	Indenture dated as of November 8, 2005 among Chesapeake, as issuer, the subsidiaries signatory thereto, as Subsidiary Guarantors and The Bank of New York Mellon Trust Company, N.A., as Trustee, with respect to 2.75% Contingent Convertible Senior Notes due 2035.	8-K	001-13726	4.12.2	11/15/2005

4.4**	Indenture dated as of June 30, 2006 among Chesapeake, as issuer, the subsidiaries signatory thereto, as Subsidiary Guarantors and The Bank of New York Mellon Trust Company, N.A., as Trustee, with respect to 7.625% Senior Notes due 2013.	8-K	001-13726	4.1	6/30/2006

4.5**	Indenture dated as of December 6, 2006 among Chesapeake, as issuer, the subsidiaries signatory thereto, as Subsidiary Guarantors, The Bank of New York Mellon Trust Company, N.A., as Trustee, AIB/BNY Fund Management (Ireland) Limited, as Irish Paying Agent and Transfer Agent, and The Bank of New York, London Branch, as Registrar, Transfer Agent and Paying Agent, with respect to 6.25% Senior Notes due 2017.	8-K	001-13726	4.1	12/6/2006

4.6**	Indenture dated as of May 15, 2007 among Chesapeake, as issuer, the subsidiaries signatory thereto, as Subsidiary Guarantors and The Bank of New York Mellon Trust Company, N.A., as Trustee, with respect to 2.5% Contingent Convertible Senior Notes due 2037.	8-K	001-13726	4.1	5/15/2007

4.7**	Indenture dated as of May 27, 2008 among Chesapeake, as issuer, the subsidiaries signatory thereto, as Subsidiary Guarantors and The Bank of New York Mellon Trust Company, N.A., as Trustee, with respect to 7.25% Senior Notes due 2018.	8-K	001-13726	4.1	5/29/2008

4.8**	Indenture dated as of May 27, 2008 among Chesapeake, as issuer, the subsidiaries signatory thereto, as Subsidiary Guarantors and The Bank of New York Mellon Trust Company, N.A., as Trustee, with respect to 2.25% Contingent Convertible Senior Notes due 2038.	8-K	001-13726	4.2	5/29/2008

4.9.1**	Indenture dated as of February 2, 2009 among Chesapeake, as issuer, the subsidiaries signatory thereto, as Subsidiary Guarantors and The Bank of New York Mellon Trust Company, N.A., as Trustee, with respect to 9.5% Senior Notes due 2015.	8-K	001-13726	4.1	2/3/2009

4.9.2	First Supplemental Indenture dated as of February 10, 2009 to Indenture dated as of February 2, 2009, with respect to additional 9.5% Senior Notes due 2015.	8-K	001-13726	4.2	2/17/2009

4.10.1**	Indenture dated as of August 2, 2010 among Chesapeake, as issuer, the subsidiaries signatory thereto, as Subsidiary Guarantors, and the Bank of New York Mellon Trust Company, N.A., as Trustee.	S-3	333-168509	4.1	8/3/2010

4.10.2	First Supplemental Indenture dated as of August 17, 2010 to Indenture dated as of August 2, 2010 with respect to 6.875% Senior Notes due 2018.	8-A	001-13726	4.2	9/24/2010

4.10.3	Second Supplemental Indenture, dated as of August 17, 2010 to Indenture dated as of August 2, 2010 with respect to 6.625% Senior Notes due 2020.	8-A	001-13726	4.3	9/24/2010

4.10.4	Fifth Supplemental Indenture dated February 11, 2011 to Indenture dated as of August 2, 2010 with respect to 6.125% Senior Notes due 2021.	8-A	001-13726	4.2	2/22/2011

4.10.5	Ninth Supplemental Indenture dated February 16, 2012 to Indenture dated as of August 2, 2010, with respect to 6.775% Senior Notes due 2019.	8-A	001-13726	4.2	2/24/2012

4.11.1**	Eighth Amended and Restated Credit Agreement, dated as of December 2, 2010, among Chesapeake Energy Corporation, as the Company, Chesapeake Exploration L.L.C., as Borrower, Union Bank, N.A., as Administrative Agent, Wells Fargo Bank, National Association, The Royal Bank of Scotland plc and BNP Paribas, as Co-Syndication Agent, Credit Agricole Corporate and Investment Bank, as Documentation Agent, and the several lenders from time to time parties thereto.	8-K	001-13726	4.1	12/8/2010

4.11.2	First Amendment to Eighth Amended and Restated Credit Agreement, dated as of September 19, 2011, among Chesapeake Energy Corporation, as the Company, Chesapeake Exploration L.L.C., as Borrower, Union Bank, N.A., as Administrative Agent, the other agents named therein and the several lenders parties thereto.	10-Q	001-13726	4.12.1	11/9/2011

4.11.3	Second Amendment to Eighth Amended and Restated Credit Agreement, dated as of October 12, 2011, among Chesapeake Energy Corporation, as the Company, Chesapeake Exploration L.L.C., as Borrower, Union Bank, N.A., as Administrative Agent, the other agents named therein and the several lenders parties thereto.	10-Q	001-13726	4.12.2	11/9/2011

4.11.4	Third Amendment to Eighth Amended and Restated Credit Agreement, dated as of September 25, 2012, among Chesapeake Energy Corporation, as the Company, Chesapeake Exploration L.L.C., as Borrower, Union Bank, N.A., as Administrative Agent, the other agents named therein and the several lenders parties thereto.	10-Q	001-13726	4.1	10/1/2012

4.11.5	Fourth Amendment to Eighth Amended and Restated Credit Agreement, dated as of December 19, 2012, among Chesapeake Energy Corporation, as the Company, Chesapeake Exploration L.L.C., as Existing Borrower, Chesapeake Appalachia, L.L.C. and Chesapeake Louisiana, L.P. as New Borrowers, Union Bank, N.A., as Administrative Agent, the other agents named therein and the several lenders parties thereto.					*	**

4.12**	Credit Agreement, dated as of November 9, 2012, among Chesapeake Energy Corporation, as Borrower, Bank of America , as Administrative Agent, Goldman Sachs Bank USA and Jefferies Finance LLC, as Syndication Agent, and the several banks and other financial institution or entities from time to time parties thereto	8-K	001-13726	4.1	11/13/2012

10.1.1†	Chesapeake’s 2003 Stock Incentive Plan, as amended.	10-Q	001-13726	10.1.1	11/9/2009

10.1.2†	Form of Amended 2012 Restricted Stock Award Agreement for Chesapeake’s 2003 Stock Incentive Plan.					*	**

10.1.3†	Form of 2013 Restricted Stock Award Agreement for Chesapeake’s 2003 Stock Incentive Plan.					*	**

10.2†	Chesapeake’s 1992 Nonstatutory Stock Option Plan, as amended.	10-Q	001-13726	10.1.2	2/14/1997

10.3†	Chesapeake’s 1994 Stock Option Plan, as amended.	10-Q	001-13726	10.1.3	11/7/2006

10.4†	Chesapeake’s 1996 Stock Option Plan, as amended.	10-Q	001-13726	10.1.4	11/7/2006

10.5†	Chesapeake’s 1999 Stock Option Plan, as amended.	10-Q	001-13726	10.1.5	8/11/2008

10.6†	Chesapeake’s 2000 Employee Stock Option Plan, as amended.	10-Q	001-13726	10.1.6	8/11/2008

10.7†	Chesapeake’s 2001 Stock Option Plan, as amended.	10-Q	001-13726	10.1.8	8/11/2008

10.8†	Chesapeake’s 2001 Nonqualified Stock Option Plan, as amended.	10-Q	001-13726	10.1.10	8/11/2008

10.9†	Chesapeake’s 2002 Stock Option Plan, as amended.	10-Q	001-13726	10.1.11	8/11/2008

10.10†	Chesapeake’s 2002 Non-Employee Director Stock Option Plan.	10-Q	001-13726	10.1.12	8/11/2008

10.11†	Chesapeake’s 2002 Nonqualified Stock Option Plan, as amended.	10-Q	001-13726	10.1.13	8/11/2008

10.12	Chesapeake’s 2003 Stock Award Plan for Non-Employee Directors, as amended.	10-K	001-13726	10.1.14	2/29/2008

10.13.1†	Chesapeake’s Amended and Restated Long Term Incentive Plan.	8-K	001-13726	10.1.14	6/8/2012

10.13.2†	Form of Amended 2012 Restricted Stock Award Agreement for Amended and Restated Long Term Incentive Plan.					*	**

10.13.3†	Form of 2013 Restricted Stock Award Agreement for Amended and Restated Long Term Incentive Plan.	8-K	001-13726	10.3	2/4/2013

10.13.4†	Form of Nonqualified Stock Option Agreement for Amended and Restated Long Term Incentive Plan	8-K	001-13726	10.1	2/4/2013

10.13.5†	Form of Retention Nonqualified Stock Option Agreement for Amended and Restated Long Term Incentive Plan.	8-K	001-13726	10.2	2/4/2013

10.13.6†	Form of Amended 2012 Non-Employee Director Restricted Stock Award Agreement for Amended and Restated Long Term Incentive Plan.					*	**

10.13.7†	Form of 2013 Non-Employee Director Restricted Stock Award Agreement for Amended and Restated Long Term Incentive Plan.					*	**

10.13.8†	Form of 2012 Performance Share Unit Award Agreement for Amended and Restated Long Term Incentive Plan.	8-K	001-13726	10.1.17	12/21/2011

10.13.9†	Form of 2013 Performance Share Unit Award Agreement for Amended and Restated Long Term Incentive Plan.					*	**

10.14†	Restated Founder Well Participation Program.	8-K	001-13726	1.2	5/2/2012

10.15†	Chesapeake Energy Corporation Amended and Restated Deferred Compensation Plan.	10-K	001-13726	10.1.13	3/1/2011

10.16†	Chesapeake Energy Corporation Deferred Compensation Plan for Non-Employee Directors.					*	**

10.17†	Third Amended and Restated Employment Agreement dated as of March 1, 2009 between Aubrey K. McClendon and Chesapeake Energy Corporation.	10-Q	001-13726	10.2.1	5/11/2009

10.18†	Employment Agreement dated as of January 1, 2013 between Steven C. Dixon and Chesapeake Energy Corporation.					*	**

10.19†	Employment Agreement dated as of January 1, 2013 between Domenic J. Dell’Osso, Jr. and Chesapeake Energy Corporation.					*	**

10.20†	Employment Agreement dated as of January 1, 2013 between Douglas J. Jacobson and Chesapeake Energy Corporation.					*	**

10.21†	Employment Agreement dated as of January 1, 2013 between Jeffrey A. Fisher and Chesapeake Energy Corporation.					*	**

10.22†	Form of Employment Agreement dated as of January 1, 2013 between Executive Vice President/Senior Vice President and Chesapeake Energy Corporation.	8-K	001-13726	10.1	1/7/2013

10.23	Letter Agreement, dated as of April 30, 2012, between the Board of Directors and Aubrey K. McClendon.	8-K	001-13726	1.1	5/2/2012

10.24†	Form of Indemnity Agreement for officers and directors of Chesapeake and its subsidiaries.	8-K	001-13726	10.3	6/27/2012

12	Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Dividends.					*	**

21	Subsidiaries of Chesapeake.					*	**

23.1	Consent of PricewaterhouseCoopers LLP.					*	**

23.2	Consent of Netherland, Sewell & Associates, Inc.					*	**

23.3	Consent of PetroTechnical Services, Division of Schlumberger Technology Corporation.					*	**

23.4	Consent of Ryder Scott Company, L.P.					*	**

31.1	Aubrey K. McClendon, President and Chief Executive Officer, Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*	**

31.2	Domenic J. Dell’Osso, Jr., Executive Vice President and Chief Financial Officer, Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*	**

31.3	Steven C. Dixon, Acting Chief Executive Officer, Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*	***

31.4	Domenic J. Dell’Osso, Jr., Executive Vice President and Chief Financial Officer, Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*	***

32.1	Aubrey K. McClendon, President and Chief Executive Officer, Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*	****

32.2	Domenic J. Dell’Osso, Jr., Executive Vice President and Chief Financial Officer, Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*	****

99.1	Report of Netherland, Sewell & Associates, Inc.					*	**

99.2	Report of PetroTechnical Services, Division of Schlumberger Technology Corporation.					*	**

99.3	Report of Ryder Scott Company, L.P.					*	**

101.INS#	XBRL Instance Document.					*	**

101.SCH#	XBRL Taxonomy Extension Schema Document.					*	**

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document.					*	**

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document.					*	**

101.LAB#	XBRL Taxonomy Extension Labels Linkbase Document.					*	**

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document.					*	**

*	Schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request, subject to the Company’s right to request confidential treatment of any requested exhibit or schedule.
**	The Company agrees to furnish a copy of any of its unfiled long-term debt instruments to the Securities and Exchange Commission upon request.
***	Previously filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed on March 1, 2013.
****	Filed herewith.
*****	Previously furnished in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed on March 1, 2013
†	Management contract or compensatory plan or arrangement.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHESAPEAKE ENERGY CORPORATION

Date: April 30, 2013	By:	/S/ STEVEN C. DIXON
Steven C. Dixon Acting Chief Executive Officer

Index to Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Other
2.1*	Purchase Agreement, dated June 7, 2012, by and among Chesapeake Midstream Holdings, L.L.C. and GIP II Eagle 1 Holding, L.P., GIP II Eagle 2 Holding, L.P. and GIP II Eagle 3 Holding, L.P.	8-K	001-13726	2.1	6/13/2012

2.2*	Purchase Agreement, dated June 7, 2012, by and between Chesapeake Midstream Holdings, L.L.C. and GIP II Eagle 4 Holding, L.P.	8-K	001-13726	2.2	6/13/2012

2.3*	Unit Purchase Agreement, dated December 11, 2012, between Access Midstream Partners, L.P. and Chesapeake Midstream Development, L.L.C.	8-K	001-13726	2.1	12/17/2012

3.1.1	Chesapeake’s Restated Certificate of Incorporation, as amended.	10-Q	001-13726	3.1.1	8/10/2009

3.1.2	Certificate of Designation of 5% Cumulative Convertible Preferred Stock (Series 2005B), as amended.	10-Q	001-13726	3.1.4	11/10/2008

3.1.3	Certificate of Designation of 4.5% Cumulative Convertible Preferred Stock, as amended.	10-Q	001-13726	3.1.6	8/11/2008

3.1.4	Certificate of Designation of 5.75% Cumulative Non-Voting Convertible Preferred Stock (Series A).	8-K	001-13726	3.2	5/20/2010

3.1.5	Certificate of Designation of 5.75% Cumulative Non-Voting Convertible Preferred Stock, as amended.	10-Q	001-13726	3.1.5	8/9/2010

3.2	Chesapeake’s Amended and Restated Bylaws.	8-K	001-13726	3.2	6/8/2012

4.1**	Indenture dated as of August 16, 2005 among Chesapeake, as issuer, the subsidiaries signatory thereto, as Subsidiary Guarantors, and The Bank of New York Mellon Trust Company, N.A., as Trustee, with respect to 6.5% Senior Notes due 2017.	8-K	001-13726	4.1	8/16/2005

4.2**	Indenture dated as of November 8, 2005 among Chesapeake, as issuer, the subsidiaries signatory thereto, as Subsidiary Guarantors and The Bank of New York Mellon Trust Company, N.A., as Trustee, with respect to 6.875% Senior Notes due 2020.	8-K	001-13726	4.12.1	11/15/2005

4.3**	Indenture dated as of November 8, 2005 among Chesapeake, as issuer, the subsidiaries signatory thereto, as Subsidiary Guarantors and The Bank of New York Mellon Trust Company, N.A., as Trustee, with respect to 2.75% Contingent Convertible Senior Notes due 2035.	8-K	001-13726	4.12.2	11/15/2005

4.4**	Indenture dated as of June 30, 2006 among Chesapeake, as issuer, the subsidiaries signatory thereto, as Subsidiary Guarantors and The Bank of New York Mellon Trust Company, N.A., as Trustee, with respect to 7.625% Senior Notes due 2013.	8-K	001-13726	4.1	6/30/2006

4.5**	Indenture dated as of December 6, 2006 among Chesapeake, as issuer, the subsidiaries signatory thereto, as Subsidiary Guarantors, The Bank of New York Mellon Trust Company, N.A., as Trustee, AIB/BNY Fund Management (Ireland) Limited, as Irish Paying Agent and Transfer Agent, and The Bank of New York, London Branch, as Registrar, Transfer Agent and Paying Agent, with respect to 6.25% Senior Notes due 2017.	8-K	001-13726	4.1	12/6/2006

4.6**	Indenture dated as of May 15, 2007 among Chesapeake, as issuer, the subsidiaries signatory thereto, as Subsidiary Guarantors and The Bank of New York Mellon Trust Company, N.A., as Trustee, with respect to 2.5% Contingent Convertible Senior Notes due 2037.	8-K	001-13726	4.1	5/15/2007

4.7**	Indenture dated as of May 27, 2008 among Chesapeake, as issuer, the subsidiaries signatory thereto, as Subsidiary Guarantors and The Bank of New York Mellon Trust Company, N.A., as Trustee, with respect to 7.25% Senior Notes due 2018.	8-K	001-13726	4.1	5/29/2008

4.8**	Indenture dated as of May 27, 2008 among Chesapeake, as issuer, the subsidiaries signatory thereto, as Subsidiary Guarantors and The Bank of New York Mellon Trust Company, N.A., as Trustee, with respect to 2.25% Contingent Convertible Senior Notes due 2038.	8-K	001-13726	4.2	5/29/2008

4.9.1**	Indenture dated as of February 2, 2009 among Chesapeake, as issuer, the subsidiaries signatory thereto, as Subsidiary Guarantors and The Bank of New York Mellon Trust Company, N.A., as Trustee, with respect to 9.5% Senior Notes due 2015.	8-K	001-13726	4.1	2/3/2009

4.9.2	First Supplemental Indenture dated as of February 10, 2009 to Indenture dated as of February 2, 2009, with respect to additional 9.5% Senior Notes due 2015.	8-K	001-13726	4.2	2/17/2009

4.10.1**	Indenture dated as of August 2, 2010 among Chesapeake, as issuer, the subsidiaries signatory thereto, as Subsidiary Guarantors, and the Bank of New York Mellon Trust Company, N.A., as Trustee.	S-3	333-168509	4.1	8/3/2010

4.10.2	First Supplemental Indenture dated as of August 17, 2010 to Indenture dated as of August 2, 2010 with respect to 6.875% Senior Notes due 2018.	8-A	001-13726	4.2	9/24/2010

4.10.3	Second Supplemental Indenture, dated as of August 17, 2010 to Indenture dated as of August 2, 2010 with respect to 6.625% Senior Notes due 2020.	8-A	001-13726	4.3	9/24/2010

4.10.4	Fifth Supplemental Indenture dated February 11, 2011 to Indenture dated as of August 2, 2010 with respect to 6.125% Senior Notes due 2021.	8-A	001-13726	4.2	2/22/2011

4.10.5	Ninth Supplemental Indenture dated February 16, 2012 to Indenture dated as of August 2, 2010, with respect to 6.775% Senior Notes due 2019.	8-A	001-13726	4.2	2/24/2012

4.11.1**	Eighth Amended and Restated Credit Agreement, dated as of December 2, 2010, among Chesapeake Energy Corporation, as the Company, Chesapeake Exploration L.L.C., as Borrower, Union Bank, N.A., as Administrative Agent, Wells Fargo Bank, National Association, The Royal Bank of Scotland plc and BNP Paribas, as Co-Syndication Agent, Credit Agricole Corporate and Investment Bank, as Documentation Agent, and the several lenders from time to time parties thereto.	8-K	001-13726	4.1	12/8/2010

4.11.2	First Amendment to Eighth Amended and Restated Credit Agreement, dated as of September 19, 2011, among Chesapeake Energy Corporation, as the Company, Chesapeake Exploration L.L.C., as Borrower, Union Bank, N.A., as Administrative Agent, the other agents named therein and the several lenders parties thereto.	10-Q	001-13726	4.12.1	11/9/2011

4.11.3	Second Amendment to Eighth Amended and Restated Credit Agreement, dated as of October 12, 2011, among Chesapeake Energy Corporation, as the Company, Chesapeake Exploration L.L.C., as Borrower, Union Bank, N.A., as Administrative Agent, the other agents named therein and the several lenders parties thereto.	10-Q	001-13726	4.12.2	11/9/2011

4.11.4	Third Amendment to Eighth Amended and Restated Credit Agreement, dated as of September 25, 2012, among Chesapeake Energy Corporation, as the Company, Chesapeake Exploration L.L.C., as Borrower, Union Bank, N.A., as Administrative Agent, the other agents named therein and the several lenders parties thereto.	10-Q	001-13726	4.1	10/1/2012

4.11.5	Fourth Amendment to Eighth Amended and Restated Credit Agreement, dated as of December 19, 2012, among Chesapeake Energy Corporation, as the Company, Chesapeake Exploration L.L.C., as Existing Borrower, Chesapeake Appalachia, L.L.C. and Chesapeake Louisiana, L.P. as New Borrowers, Union Bank, N.A., as Administrative Agent, the other agents named therein and the several lenders parties thereto.					*	**

4.12**	Credit Agreement, dated as of November 9, 2012, among Chesapeake Energy Corporation, as Borrower, Bank of America , as Administrative Agent, Goldman Sachs Bank USA and Jefferies Finance LLC, as Syndication Agent, and the several banks and other financial institution or entities from time to time parties thereto	8-K	001-13726	4.1	11/13/2012

10.1.1†	Chesapeake’s 2003 Stock Incentive Plan, as amended.	10-Q	001-13726	10.1.1	11/9/2009

10.1.2†	Form of Amended 2012 Restricted Stock Award Agreement for Chesapeake’s 2003 Stock Incentive Plan.					*	**

10.1.3†	Form of 2013 Restricted Stock Award Agreement for Chesapeake’s 2003 Stock Incentive Plan.					*	**

10.2†	Chesapeake’s 1992 Nonstatutory Stock Option Plan, as amended.	10-Q	001-13726	10.1.2	2/14/1997

10.3†	Chesapeake’s 1994 Stock Option Plan, as amended.	10-Q	001-13726	10.1.3	11/7/2006

10.4†	Chesapeake’s 1996 Stock Option Plan, as amended.	10-Q	001-13726	10.1.4	11/7/2006

10.5†	Chesapeake’s 1999 Stock Option Plan, as amended.	10-Q	001-13726	10.1.5	8/11/2008

10.6†	Chesapeake’s 2000 Employee Stock Option Plan, as amended.	10-Q	001-13726	10.1.6	8/11/2008

10.7†	Chesapeake’s 2001 Stock Option Plan, as amended.	10-Q	001-13726	10.1.8	8/11/2008

10.8†	Chesapeake’s 2001 Nonqualified Stock Option Plan, as amended.	10-Q	001-13726	10.1.10	8/11/2008

10.9†	Chesapeake’s 2002 Stock Option Plan, as amended.	10-Q	001-13726	10.1.11	8/11/2008

10.10†	Chesapeake’s 2002 Non-Employee Director Stock Option Plan.	10-Q	001-13726	10.1.12	8/11/2008

10.11†	Chesapeake’s 2002 Nonqualified Stock Option Plan, as amended.	10-Q	001-13726	10.1.13	8/11/2008

10.12	Chesapeake’s 2003 Stock Award Plan for Non-Employee Directors, as amended.	10-K	001-13726	10.1.14	2/29/2008

10.13.1†	Chesapeake’s Amended and Restated Long Term Incentive Plan.	8-K	001-13726	10.1.14	6/8/2012

10.13.2†	Form of Amended 2012 Restricted Stock Award Agreement for Amended and Restated Long Term Incentive Plan.					*	**

10.13.3†	Form of 2013 Restricted Stock Award Agreement for Amended and Restated Long Term Incentive Plan.	8-K	001-13726	10.3	2/4/2013

10.13.4†	Form of Nonqualified Stock Option Agreement for Amended and Restated Long Term Incentive Plan	8-K	001-13726	10.1	2/4/2013

10.13.5†	Form of Retention Nonqualified Stock Option Agreement for Amended and Restated Long Term Incentive Plan.	8-K	001-13726	10.2	2/4/2013

10.13.6†	Form of Amended 2012 Non-Employee Director Restricted Stock Award Agreement for Amended and Restated Long Term Incentive Plan.					*	**

10.13.7†	Form of 2013 Non-Employee Director Restricted Stock Award Agreement for Amended and Restated Long Term Incentive Plan.					*	**

10.13.8†	Form of 2012 Performance Share Unit Award Agreement for Amended and Restated Long Term Incentive Plan.	8-K	001-13726	10.1.17	12/21/2011

10.13.9†	Form of 2013 Performance Share Unit Award Agreement for Amended and Restated Long Term Incentive Plan.					*	**

10.14†	Restated Founder Well Participation Program.	8-K	001-13726	1.2	5/2/2012

10.15†	Chesapeake Energy Corporation Amended and Restated Deferred Compensation Plan.	10-K	001-13726	10.1.13	3/1/2011

10.16†	Chesapeake Energy Corporation Deferred Compensation Plan for Non-Employee Directors.					*	**

10.17†	Third Amended and Restated Employment Agreement dated as of March 1, 2009 between Aubrey K. McClendon and Chesapeake Energy Corporation.	10-Q	001-13726	10.2.1	5/11/2009

10.18†	Employment Agreement dated as of January 1, 2013 between Steven C. Dixon and Chesapeake Energy Corporation.					*	**

10.19†	Employment Agreement dated as of January 1, 2013 between Domenic J. Dell’Osso, Jr. and Chesapeake Energy Corporation.					*	**

10.20†	Employment Agreement dated as of January 1, 2013 between Douglas J. Jacobson and Chesapeake Energy Corporation.					*	**

10.21†	Employment Agreement dated as of January 1, 2013 between Jeffrey A. Fisher and Chesapeake Energy Corporation.					*	**

10.22†	Form of Employment Agreement dated as of January 1, 2013 between Executive Vice President/Senior Vice President and Chesapeake Energy Corporation.	8-K	001-13726	10.1	1/7/2013

10.23	Letter Agreement, dated as of April 30, 2012, between the Board of Directors and Aubrey K. McClendon.	8-K	001-13726	1.1	5/2/2012

10.24†	Form of Indemnity Agreement for officers and directors of Chesapeake and its subsidiaries.	8-K	001-13726	10.3	6/27/2012

12	Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Dividends.					*	**

21	Subsidiaries of Chesapeake.					*	**

23.1	Consent of PricewaterhouseCoopers LLP.					*	**

23.2	Consent of Netherland, Sewell & Associates, Inc.					*	**

23.3	Consent of PetroTechnical Services, Division of Schlumberger Technology Corporation.					*	**

23.4	Consent of Ryder Scott Company, L.P.					*	**

31.1	Aubrey K. McClendon, President and Chief Executive Officer, Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*	**

31.2	Domenic J. Dell’Osso, Jr., Executive Vice President and Chief Financial Officer, Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*	**

31.3	Steven C. Dixon, Acting Chief Executive Officer, Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*	***

31.4	Domenic J. Dell’Osso, Jr., Executive Vice President and Chief Financial Officer, Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*	***

32.1	Aubrey K. McClendon, President and Chief Executive Officer, Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*	****

32.2	Domenic J. Dell’Osso, Jr., Executive Vice President and Chief Financial Officer, Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*	****

99.1	Report of Netherland, Sewell & Associates, Inc.					*	**

99.2	Report of PetroTechnical Services, Division of Schlumberger Technology Corporation.					*	**

99.3	Report of Ryder Scott Company, L.P.					*	**

101.INS#	XBRL Instance Document.					*	**

101.SCH#	XBRL Taxonomy Extension Schema Document.					*	**

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document.					*	**

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document.					*	**

101.LAB#	XBRL Taxonomy Extension Labels Linkbase Document.					*	**

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document.					*	**

*	Schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request, subject to the Company’s right to request confidential treatment of any requested exhibit or schedule.
**	The Company agrees to furnish a copy of any of its unfiled long-term debt instruments to the Securities and Exchange Commission upon request.
***	Previously filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed on March 1, 2013.
****	Filed herewith.
*****	Previously furnished in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed on March 1, 2013
†	Management contract or compensatory plan or arrangement.