Form 10-Q
period 2013-06-30
CHESAPEAKE ENERGY CORP
filed 2013-08-06
CIK 895126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
[X]    Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ]      NO [X]
As of August 1, 2013, there were 665,524,165 shares of our $0.01 par value common stock outstanding.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
INDEX TO FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2013

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2013	December 31, 2012
	($ in millions)
CURRENT ASSETS:
Cash and cash equivalents ($1 and $1 attributable to our VIEs)	$677	$287
Restricted cash	81	111
Accounts receivable	2,417	2,245
Short-term derivative assets	50	58
Deferred income tax asset	71	90
Other current assets	294	153
Current assets held for sale	2	4
Total Current Assets	3,592	2,948
PROPERTY AND EQUIPMENT:
Natural gas and oil properties, at cost based on full cost accounting:
Evaluated natural gas and oil properties ($488 and $488 attributable to our VIEs)	53,609	50,172
Unevaluated properties	13,166	14,755
Oilfield services equipment	2,243	2,130
Other property and equipment	3,589	3,778
Total Property and Equipment, at Cost	72,607	70,835
Less: accumulated depreciation, depletion and amortization (($136) and ($58) attributable to our VIEs)	(35,769)	(34,302)
Property and equipment held for sale, net	511	634
Total Property and Equipment, Net	37,349	37,167
LONG-TERM ASSETS:
Investments	636	728
Long-term derivative assets ($1 and $0 attributable to our VIEs)	7	2
Other long-term assets	561	766
TOTAL ASSETS	$42,145	$41,611

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS – (Continued)
(Unaudited)

	June 30, 2013	December 31, 2012
	($ in millions)
CURRENT LIABILITIES:
Accounts payable	$1,787	$1,710
Short-term derivative liabilities ($4 and $4 attributable to our VIEs)	54	105
Accrued interest	212	226
Current maturities of long-term debt, net	—	463
Other current liabilities ($21 and $21 attributable to our VIEs)	3,549	3,741
Current liabilities held for sale	18	21
Total Current Liabilities	5,620	6,266
LONG-TERM LIABILITIES:
Long-term debt, net	13,057	12,157
Deferred income tax liabilities	3,260	2,807
Long-term derivative liabilities ($0 and $3 attributable to our VIEs)	546	934
Asset retirement obligations	389	375
Other long-term liabilities	1,069	1,176
Total Long-Term Liabilities	18,321	17,449
CONTINGENCIES AND COMMITMENTS (Note 4)
EQUITY:
Chesapeake Stockholders’ Equity:
Preferred stock, $0.01 par value, 20,000,000 shares authorized:
7,251,515 shares outstanding	3,062	3,062
Common stock, $0.01 par value, 1,000,000,000 shares authorized:
668,918,705 and 666,467,664 shares issued	7	7
Paid-in capital	12,383	12,293
Retained earnings	805	437
Accumulated other comprehensive income (loss)	(170)	(182)
Less: treasury stock, at cost; 2,288,449 and 2,147,724 common shares	(52)	(48)
Total Chesapeake Stockholders’ Equity	16,035	15,569
Noncontrolling interests	2,169	2,327
Total Equity	18,204	17,896
TOTAL LIABILITIES AND EQUITY	$42,145	$41,611

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	($ in millions except per share data)
REVENUES:
Natural gas, oil and NGL	$2,406	$2,117	$3,858	$3,185
Marketing, gathering and compression	2,057	1,113	3,838	2,328
Oilfield services	212	159	402	294
Total Revenues	4,675	3,389	8,098	5,807
OPERATING EXPENSES:
Natural gas, oil and NGL production	288	335	595	685
Production taxes	59	41	112	89
Marketing, gathering and compression	2,028	1,096	3,772	2,292
Oilfield services	177	109	332	205
General and administrative	106	155	216	291
Employee retirement and other termination benefits	7	1	140	1
Natural gas, oil and NGL depreciation, depletion and amortization	645	588	1,293	1,094
Depreciation and amortization of other assets	76	83	154	166
Impairments of fixed assets and other	231	243	258	243
Net gains on sales of fixed assets	(109)	—	(158)	(2)
Total Operating Expenses	3,508	2,651	6,714	5,064
INCOME FROM OPERATIONS	1,167	738	1,384	743
OTHER INCOME (EXPENSE):
Interest expense	(104)	(14)	(124)	(26)
Earnings (losses) on investments	23	(59)	(4)	(64)
Impairment of investment	—	—	(10)	—
Gains (losses) on sales of investments	(10)	1,030	(10)	1,030
Losses on purchases of debt	(70)	—	(70)	—
Other income	3	5	8	11
Total Other Income (Expense)	(158)	962	(210)	951
INCOME BEFORE INCOME TAXES	1,009	1,700	1,174	1,694
INCOME TAX EXPENSE:
Current income taxes	2	2	3	2
Deferred income taxes	382	661	443	659
Total Income Tax Expense	384	663	446	661
NET INCOME	625	1,037	728	1,033
Net income attributable to noncontrolling interests	(45)	(65)	(89)	(89)
NET INCOME ATTRIBUTABLE TO CHESAPEAKE	580	972	639	944
Preferred stock dividends	(43)	(43)	(86)	(86)
Premium on purchase of preferred shares of a subsidiary	(69)	—	(69)	—
Earnings allocated to participating securities	(11)	—	(11)	—
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$457	$929	$473	$858
EARNINGS PER COMMON SHARE:
Basic	$0.70	$1.45	$0.72	$1.34
Diluted	$0.66	$1.29	$0.72	$1.25
CASH DIVIDEND DECLARED PER COMMON SHARE	$0.0875	$0.0875	$0.175	$0.175
WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING (in millions):
Basic	653	642	653	642
Diluted	760	751	653	752

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	($ in millions)
NET INCOME	$625	$1,037	$728	$1,033
Other comprehensive income (loss), net of income tax:
Unrealized gain (loss) on derivative instruments, net of income tax expense (benefit) of $1 million, ($2) million, $0 and $0	1	(3)	—	—
Reclassification of (gain) loss on settled derivative instruments, net of income tax expense (benefit) of $0, ($6) million, $7 million and ($7) million	(1)	(11)	11	(12)
Unrealized gain (loss) on investments, net of income tax expense (benefit) of $0, ($6) million, ($3) million and ($2) million	—	(9)	(5)	(3)
Reclassification of impairment of investment, net of income tax expense (benefit) of $0, $0, $4 million and $0	—	—	6	—
Other comprehensive income (loss)	—	(23)	12	(15)
COMPREHENSIVE INCOME	625	1,014	740	1,018
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(45)	(65)	(89)	(89)
COMPREHENSIVE INCOME ATTRIBUTABLE TO CHESAPEAKE	$580	$949	$651	$929

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2013	2012
	($ in millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$728	$1,033
ADJUSTMENTS TO RECONCILE NET INCOME TO CASH PROVIDED BY OPERATING ACTIVITIES:
Depreciation, depletion and amortization	1,447	1,260
Deferred income tax expense	443	659
Unrealized gains on derivatives	(372)	(542)
Stock-based compensation	56	63
Net gains on sales of fixed assets	(158)	(2)
Impairments of fixed assets and other	258	243
Losses on investments	7	120
(Gains) losses on sales of investments	10	(1,030)
Losses on purchases of debt	17	—
Impairment of investment	10	—
Employee retirement and other termination benefits	104	—
Other	(4)	1
Changes in assets and liabilities	(341)	(776)
Cash provided by operating activities	2,205	1,029
CASH FLOWS FROM INVESTING ACTIVITIES:
Drilling and completion costs	(3,159)	(5,120)
Acquisitions of proved and unproved properties	(536)	(1,795)
Proceeds from divestitures of proved and unproved properties	1,895	1,555
Additions to other property and equipment	(506)	(1,311)
Proceeds from sales of other assets	459	79
Additions to investments	(4)	(128)
Proceeds from sales of investments	102	2,000
(Increase) decrease in restricted cash	170	(180)
Other	4	(21)
Cash used in investing activities	(1,575)	(4,921)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facilities borrowings	6,559	10,104
Payments on credit facilities borrowings	(6,578)	(11,592)
Proceeds from issuance of senior notes, net of discount and offering costs	2,274	1,263
Proceeds from issuance of term loans, net of discount and offering costs	—	3,789
Cash paid to purchase debt	(1,874)	—
Cash paid for common stock dividends	(116)	(112)
Cash paid for preferred stock dividends	(86)	(86)
Cash paid on financing derivatives	(25)	(36)
Cash paid for prepayment of mortgage	(55)	—
Proceeds from sales of noncontrolling interests	5	1,039
Proceeds from other financings	22	225
Cash paid to purchase preferred shares of a subsidiary	(212)	—
Distributions to noncontrolling interest owners	(111)	(104)
Other	(43)	82
Cash provided by (used in) financing activities	(240)	4,572
Change in cash and cash equivalents classified as current assets held for sale	—	(7)
Net increase in cash and cash equivalents	390	673
Cash and cash equivalents, beginning of period	287	351
Cash and cash equivalents, end of period	$677	$1,024

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(Unaudited)

Supplemental disclosures to the condensed consolidated statements of cash flows are presented below:

	Six Months Ended June 30,
	2013	2012
	($ in millions)
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest, net of capitalized interest	$—	$—
Income taxes, net of refunds received	$13	$6

SUPPLEMENTAL DISCLOSURE OF SIGNIFICANT NON-CASH INVESTING AND FINANCING ACTIVITIES:
Change in accrued drilling and completion costs	$(60)	$(55)
Change in accrued acquisition of proved and unproved property costs	$54	$62
Change in accrued costs for other property and equipment	$(58)	$49

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Six Months Ended June 30,
	2013	2012
	($ in millions)
PREFERRED STOCK:
Balance, beginning and end of period	$3,062	$3,062
COMMON STOCK:
Balance, beginning and end of period	7	7
PAID-IN CAPITAL:
Balance, beginning of period	12,293	12,146
Stock-based compensation	99	84
Reduction in tax benefit from stock-based compensation	(12)	(4)
Exercise of stock options	3	—
Balance, end of period	12,383	12,226
RETAINED EARNINGS:
Balance, beginning of period	437	1,608
Net income attributable to Chesapeake	639	944
Dividends on common stock	(116)	(114)
Dividends on preferred stock	(86)	(86)
Premium on purchase of preferred shares of a subsidiary	(69)	—
Balance, end of period	805	2,352
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance, beginning of period	(182)	(166)
Hedging activity	11	(12)
Investment activity	1	(3)
Balance, end of period	(170)	(181)
TREASURY STOCK – COMMON:
Balance, beginning of period	(48)	(33)
Purchase of 247,183 and 272,640 shares for company benefit plans	(5)	(6)
Release of 106,458 and 13,254 shares from company benefit plans	1	—
Balance, end of period	(52)	(39)
TOTAL CHESAPEAKE STOCKHOLDERS’ EQUITY	16,035	17,427
NONCONTROLLING INTERESTS:
Balance, beginning of period	2,327	1,337
Sales of noncontrolling interests	5	1,039
Net income attributable to noncontrolling interests	89	89
Distributions to noncontrolling interest owners	(109)	(104)
Purchase of preferred shares of a subsidiary	(143)	—
Balance, end of period	2,169	2,361
TOTAL EQUITY	$18,204	$19,788

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation and Summary of Significant Accounting Policies
Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements of Chesapeake Energy Corporation (“Chesapeake” or the “Company”) and its subsidiaries have been prepared in accordance with the instructions to Form 10-Q as prescribed by the Securities and Exchange Commission (SEC). This Form 10-Q relates to the three and six months ended June 30, 2013 (the “Current Quarter” and the “Current Period”, respectively) and the three and six months ended June 30, 2012 (the “Prior Quarter” and the “Prior Period”, respectively). Chesapeake’s annual report on Form 10-K for the year ended December 31, 2012 (“2012 Form 10-K”) includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this Form 10-Q. All material adjustments (consisting solely of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods have been reflected. The accompanying condensed consolidated financial statements of Chesapeake include the accounts of our direct and indirect wholly owned subsidiaries and entities in which Chesapeake holds a controlling interest. All significant intercompany accounts and transactions have been eliminated. The results for the Current Quarter and Current Period are not necessarily indicative of the results to be expected for the full year.
Critical Accounting Policies
We consider accounting policies related to variable interest entities, natural gas and oil properties, derivatives and income taxes to be critical policies. These policies are summarized in Note 1 to our consolidated financial statements included in Item 8 of our 2012 Form 10-K.
Risks and Uncertainties
Our business strategy is to continue growing our reserves and production while transitioning from an asset base primarily focused on natural gas to an asset base more balanced between natural gas and liquids production. This is a capital-intensive strategy, and we made capital expenditures historically and in the Current Period that exceeded our cash flow from operations, supplementing such cash flows with borrowings and proceeds from a strategic joint venture and asset sales that we determined were noncore or did not fit our long-term plans. We project that our capital expenditures will continue to exceed our operating cash flow in the 2013 second half, although the gap in 2013 is expected to be significantly smaller than in 2012. Our 2013 capital expenditure budget is approximately 45% less than our 2012 capital expenditures, and proceeds from asset sales completed in 2013 through August 1 are sufficient to make up the difference between our budgeted capital expenditures and operating cash flow in 2013. Additional asset sales contemplated for the 2013 second half may reduce our long-term debt and further enhance our financial liquidity.
We continue to have significant exposure to natural gas prices. Approximately 70% of our estimated proved reserve volumes as of December 31, 2012 were natural gas, and natural gas represented approximately 75% and 80% of our natural gas, oil and NGL sales volumes for the Current Quarter and the year ended December 31, 2012, respectively. To add certainty to future estimated cash flows, we currently have downside price protection, in the form of over-the-counter derivative contracts, on approximately 79% of our remaining 2013 estimated natural gas production at an average price of $3.70 per mcf and 94% of our remaining 2013 estimated oil production at an average price of $95.64 per bbl. Our use of derivative contracts allows us to reduce our exposure to price volatility on our cash flows and EBITDA (defined as earnings before interest, taxes, depreciation, depletion and amortization), but the amount of production subject to derivative contracts for any period depends on our outlook about future prices and risk assessment. Low natural gas prices can reduce our estimate of proved reserves, potentially resulting in a future write-down of the carrying value of our natural gas and oil properties. In 2012, when natural gas prices reached 10-year lows, we reduced our estimate of proved reserves by 3.1 tcfe, or 17%, primarily due to the impact of downward natural gas price revisions, and incurred a write-down of the carrying value of our natural gas and oil properties.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

As part of our asset sales planning and capital expenditure budgeting process, we closely monitor the resulting effects on the amounts and timing of our sources and uses of funds, particularly as they affect our ability to maintain compliance with the financial covenants of our corporate revolving bank credit facility. While asset sales enhance our ability to reduce debt, sales of producing natural gas and oil properties may adversely affect the amount of cash flow and EBITDA we generate and reduce the amount and value of collateral available to secure our obligations, both of which can be exacerbated by low prices received for our production. See Note 3 for discussion of our debt instruments, including the terms of an amendment to our corporate revolving bank credit facility that increased the required indebtedness to EBITDA ratio as of September 30, 2012 and for the two subsequent quarters.
We believe we have taken appropriate measures to mitigate the risks and uncertainties facing us in 2013. Nevertheless, our ability to generate operating cash flow and complete asset sales is subject to all the risks and uncertainties that exist in our industry, some of which we may not be able to anticipate at this time. We do not have binding agreements for all of our planned asset sales, and our ability to consummate each of these transactions is subject to changes in market conditions and other factors beyond our control. If one or more of the transactions are not completed in the anticipated time frame, or at all, or for less proceeds than anticipated, our ability to reduce our indebtedness could be adversely affected. Finally, future impairments of the carrying value of our natural gas and oil properties, if any, will be dependent on many factors, including natural gas, oil and NGL prices, production rates, levels of reserves, the evaluation of costs excluded from amortization, the timing and impact of asset sales, future development costs and service costs.
Assets and Liabilities Held for Sale
As of June 30, 2013, we had entered into contracts to sell the majority of our remaining natural gas gathering business which we anticipate completing in the 2013 third quarter. The natural gas gathering business qualified as held for sale as of June 30, 2013 and December 31, 2012 and is reported under our marketing, gathering and compression operating segment. In addition, in the Current Quarter we determined we would sell certain of our buildings and land (other than our core campus) in the Oklahoma City area. These assets are being actively marketed, and we believe it is probable they will be sold over the next 12 months. As a result, these assets qualified as held for sale as of June 30, 2013. In addition, as of June 30, 2013, we were continuing to pursue the sale, within the next 12 months, of various land and buildings located in the Fort Worth, Texas area. The land and buildings in both the Oklahoma City and Fort Worth areas are reported under our other operations segment. Natural gas and oil properties that we intend to sell are not presented as held for sale pursuant to the rules governing full cost accounting for oil and gas properties. A summary of the assets and liabilities held for sale on our condensed consolidated balance sheets as of June 30, 2013 and December 31, 2012 is detailed below.

	June 30, 2013	December 31, 2012
	($ in millions)
Accounts receivable	$2	$4
Current assets held for sale	$2	$4

Natural gas gathering systems and treating plants, net of accumulated depreciation(a)	$205	$352
Oilfield services equipment, net of accumulated depreciation(b)	1	27
Other property and equipment, net of accumulated depreciation	305	255
Property and equipment held for sale, net	$511	$634

Accounts payable	$1	$4
Accrued liabilities	17	17
Current liabilities held for sale	$18	$21
___________________________________________

(a)
In the Current Quarter, we sold gas gathering systems classified as held for sale as of December 31, 2012 for proceeds of approximately $245 million and recorded a $106 million gain. See Note 11 for further discussion of this transaction.

(b)	In the Current Period, we sold eight rigs classified as assets held for sale as of December 31, 2012 for proceeds of approximately $27 million.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

Accumulated Other Comprehensive Income (Loss)
For the Current Period, changes in accumulated other comprehensive income (loss) by component, net of tax, are detailed below.

	Net Gains (Losses) on Cash Flow Hedges	Net Gains (Losses) on Investments	Total
	($ in millions)
Balance, December 31, 2012	$(189)	$7	$(182)
Other comprehensive income before reclassifications	—	(5)	(5)
Amounts reclassified from accumulated other comprehensive income	11	6	17
Net current period other comprehensive income	11	1	12
Balance, June 30, 2013	$(178)	$8	$(170)
For the Current Quarter and the Current Period, amounts reclassified from accumulated other comprehensive income (loss), net of tax, into the condensed consolidated statement of operations are detailed below.

Details About Accumulated Other Comprehensive Income Components	Affected Line Item in the Statement Where Net Income is Presented	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
		($ in millions)
Net losses on cash flow hedges:
Commodity contracts	Natural gas, oil and NGL revenues	$(1)	$11
Investments:
Impairment of investment	Impairment of investment	—	6
Total reclassifications for the period, net of tax		$(1)	$17

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

2.	Earnings Per Share
For the Current Quarter, the Prior Quarter, the Current Period and the Prior Period, the contingent convertible senior notes did not have a dilutive effect and therefore were not included in the calculation of diluted earnings per share (EPS). See Note 3 for discussion of the contingent convertible senior notes. Participating securities, for purposes of our EPS computations, consist of unvested restricted stock issued to our employees and non-employee directors that provide dividend rights.
For the Current Period, the following shares of unvested restricted stock awards and cumulative convertible preferred stock and associated adjustments to net income, consisting of dividends on such shares, were not included in the calculation of diluted EPS, as the effect was antidilutive:

	Net Income Adjustments	Shares
	($ in millions)	(in millions)
Six Months Ended June 30, 2013:
Common stock equivalent of our preferred stock outstanding:
5.75% cumulative convertible preferred stock	$43	56
5.75% cumulative convertible preferred stock (series A)	$32	39
5.00% cumulative convertible preferred stock (series 2005B)	$5	5
4.50% cumulative convertible preferred stock	$6	6
Unvested restricted stock	$11	5
Basic weighted average shares outstanding, which is used in computing basic EPS, and diluted weighted average shares outstanding, which is used in computing diluted EPS, were 653 million shares in the Current Period. The basic and diluted earnings per common share were $0.72 in the Current Period.
For the Current Quarter, Prior Quarter and Prior Period, all outstanding equity securities that were convertible into common stock were included in the calculation of diluted EPS. A reconciliation of basic EPS and diluted EPS for the Current Quarter, Prior Quarter and the Prior Period is as follows:

	Net Income Available to Common Stockholders (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
	(in millions, except per share data)
Three Months Ended June 30, 2013:
Basic EPS	$457	653	$0.70
Effect of Dilutive Securities:
Assumed conversion as of the beginning of the period of preferred shares outstanding during the period:
Common shares assumed issued for 5.75% cumulative convertible preferred stock	21	56
Common shares assumed issued for 5.75% cumulative convertible preferred stock (series A)	16	40
Common shares assumed issued for 5.00% cumulative convertible preferred stock (series 2005B)	3	5
Common shares assumed issued for 4.50% cumulative convertible preferred stock	3	6
Diluted EPS	$500	760	$0.66

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

	Net Income Available to Common Stockholders (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
	(in millions, except per share data)
Three Months Ended June 30, 2012:
Basic EPS	$929	642	$1.45
Effect of Dilutive Securities:
Assumed conversion as of the beginning of the period of preferred shares outstanding during the period:
Common shares assumed issued for 5.75% cumulative convertible preferred stock	21	56
Common shares assumed issued for 5.75% cumulative convertible preferred stock (series A)	16	39
Common shares assumed issued for 5.00% cumulative convertible preferred stock (series 2005B)	3	5
Common shares assumed issued for 4.50% cumulative convertible preferred stock	3	6
Unvested restricted stock	—	3
Diluted EPS	$972	751	$1.29

Six Months Ended June 30, 2012:
Basic EPS	$858	642	$1.34
Effect of Dilutive Securities:
Assumed conversion as of the beginning of the period of preferred shares outstanding during the period:
Common shares assumed issued for 5.75% cumulative convertible preferred stock	43	56
Common shares assumed issued for 5.75% cumulative convertible preferred stock (series A)	32	39
Common shares assumed issued for 5.00% cumulative convertible preferred stock (series 2005B)	5	5
Common shares assumed issued for 4.50% cumulative convertible preferred stock	6	6
Unvested restricted stock	—	4
Diluted EPS	$944	752	$1.25

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

3.	Debt
Our long-term debt consisted of the following as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
	($ in millions)
Term loan due 2017	$2,000	$2,000
7.625% senior notes due 2013(a)	247	464
9.5% senior notes due 2015	1,265	1,265
3.25% senior notes due 2016	500	—
6.25% euro-denominated senior notes due 2017(b)	447	454
6.5% senior notes due 2017	660	660
6.875% senior notes due 2018	97	474
7.25% senior notes due 2018	669	669
6.625% senior notes due 2019(c)	650	650
6.775% senior notes due 2019(d)	—	1,300
6.625% senior notes due 2020	1,300	1,300
6.875% senior notes due 2020	500	500
6.125% senior notes due 2021	1,000	1,000
5.375% senior notes due 2021	700	—
5.75% senior notes due 2023	1,100	—
2.75% contingent convertible senior notes due 2035(e)	396	396
2.5% contingent convertible senior notes due 2037(e)	1,168	1,168
2.25% contingent convertible senior notes due 2038(e)	347	347
Corporate revolving bank credit facility	—	—
Oilfield services revolving bank credit facility	399	418
Discount on senior notes and term loan(f)	(404)	(465)
Interest rate derivatives(g)	16	20
Total debt, net	13,057	12,620
Less current maturities of long-term debt, net(a)	—	(463)
Total long-term debt, net	$13,057	$12,157
___________________________________________

(a)
See Note 18 for further discussion of the repayment of these notes subsequent to June 30, 2013. We reclassified our 7.625% Senior Notes due 2013 from current liabilities to long-term debt as of June 30, 2013 as we refinanced these notes on a long-term basis in the Current Quarter. As of December 31, 2012, there was $1 million of discount associated with the 7.625% Senior Notes due 2013.

(b)
The principal amount shown is based on the exchange rate of $1.3010 to €1.00 and $1.3193 to €1.00 as of June 30, 2013 and December 31, 2012, respectively. See Note 7 for information on our related foreign currency derivatives.

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

(d)	In the Current Quarter, we redeemed our 6.775% Senior Notes due 2019 at par pursuant to the special early redemption provision of the indenture.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

(e)
The holders of our contingent convertible senior notes may require us to repurchase, in cash, all or a portion of their notes at 100% of the principal amount of the notes on any of four dates that are five, ten, fifteen and twenty years before the maturity date. The notes are convertible, at the holder’s option, prior to maturity under certain circumstances into cash and, if applicable, shares of our common stock using a net share settlement process. One such triggering circumstance is when the price of our common stock exceeds a threshold amount during a specified period in a fiscal quarter. Convertibility based on common stock price is measured quarterly. In the Current Quarter, the price of our common stock was below the threshold level for each series of the contingent convertible senior notes during the specified period and, as a result, the holders do not have the option to convert their notes into cash and common stock in the third quarter of 2013 under this provision. The notes are also convertible, at the holder’s option, during specified five-day periods if the trading price of the notes is below certain levels determined by reference to the trading price of our common stock. During the Current Quarter, the notes were not convertible under this provision. In general, upon conversion of a contingent convertible senior note, the holder will receive cash equal to the principal amount of the note and common stock for the note’s conversion value in excess of such principal amount. We will pay contingent interest on the convertible senior notes after they have been outstanding at least ten years, under certain conditions. We may redeem the convertible senior notes once they have been outstanding for ten years at a redemption price of 100% of the principal amount of the notes, payable in cash. The optional repurchase dates, the common stock price conversion threshold amounts and the ending date of the first six-month period in which contingent interest may be payable for the contingent convertible senior notes are as follows:

Contingent Convertible Senior Notes	Repurchase Dates	Common Stock Price Conversion Thresholds	Contingent Interest First Payable (if applicable)
2.75% due 2035	November 15, 2015, 2020, 2025, 2030	$48.31	May 14, 2016
2.5% due 2037	May 15, 2017, 2022, 2027, 2032	$63.62	November 14, 2017
2.25% due 2038	December 15, 2018, 2023, 2028, 2033	$107.01	June 14, 2019

(f)
Discount as of June 30, 2013 and December 31, 2012 included $340 million and $376 million, respectively, associated with the equity component of our contingent convertible senior notes. This discount is amortized based on an effective yield method. The discount also included $36 million and $40 million as of June 30, 2013 and December 31, 2012, respectively, associated with our term loan discussed further below.

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

The term loan matures on December 2, 2017 and may be voluntarily repaid at a make-whole price in the first year, at par plus a specified premium in the second and third years and at any time thereafter at par. The term loan may also be refinanced or amended to extend the maturity date at our option, subject to lender approval.

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

We were in compliance with all covenants under the term loan credit agreement as of June 30, 2013. If we should fail to perform our obligations under the agreement, the term loan could be terminated and any outstanding borrowings under the term loan credit agreement could be declared immediately due and payable. The term loan credit agreement also has cross default provisions that apply to other indebtedness of Chesapeake and its restricted subsidiaries with an outstanding principal amount in excess of $125 million.
Chesapeake Senior Notes and Contingent Convertible Senior Notes
The Chesapeake senior notes and the contingent convertible senior notes are unsecured senior obligations of Chesapeake and rank equally in right of payment with all of our other existing and future senior unsecured indebtedness and rank senior in right of payment to all of our future subordinated indebtedness. Chesapeake is a holding company and owns no operating assets and has no significant operations independent of its subsidiaries. Chesapeake’s obligations under the senior notes and the contingent convertible senior notes are jointly and severally, fully and unconditionally guaranteed by certain of our direct and indirect wholly owned subsidiaries. Certain of our oilfield services subsidiaries, midstream subsidiaries and subsidiaries formed to invest in natural gas demand initiatives, subsidiaries with noncontrolling interests, subsidiaries qualified as variable interest entities, and certain de minimis subsidiaries are not guarantors. See Note 16 for condensed consolidating financial information regarding our guarantor and non-guarantor subsidiaries.
We may redeem the senior notes, other than the contingent convertible senior notes, at any time at specified make-whole or redemption prices. Our senior notes are governed by indentures containing covenants that may limit our ability and our subsidiaries’ ability to incur certain secured indebtedness, enter into sale/leaseback transactions, and consolidate, merge or transfer assets. The indentures governing the contingent convertible senior notes do not have any financial or restricted payment covenants. The senior notes and contingent convertible senior notes indentures have cross default provisions that apply to other indebtedness the Company or any guarantor subsidiary may have from time to time with an outstanding principal amount of at least $50 million, depending on the indenture.
We are required to account for the liability and equity components of our convertible debt instruments separately and to reflect interest expense at the interest rate of similar nonconvertible debt at the time of issuance. The applicable rates for our 2.75% Contingent Convertible Senior Notes due 2035, our 2.5% Contingent Convertible Senior Notes due 2037 and our 2.25% Contingent Convertible Senior Notes due 2038 are 6.86%, 8.0% and 8.0%, respectively.
During the Current Quarter, we issued $2.3 billion in aggregate principal amount of senior notes at par. The offering included three series of notes: $500 million in aggregate principal amount of 3.25% Senior Notes due 2016; $700 million in aggregate principal amount of 5.375% Senior Notes due 2021; and $1.1 billion in aggregate principal amount of 5.75% Senior Notes due 2023. We used a portion of the net proceeds of $2.274 billion to repay outstanding indebtedness under our corporate revolving bank credit facility and purchase certain senior notes. We purchased $217 million in aggregate principal amount of our 7.625% Senior Notes due 2013 for $221 million and $377 million in aggregate principal amount of our 6.875% Senior Notes due 2018 for $405 million pursuant to tender offers which expired on April 12, 2013. We recorded a loss of approximately $37 million associated with the tender offers, including $32 million in premiums and $5 million of unamortized deferred charges. In addition, on May 13, 2013, we redeemed $1.3 billion in aggregate principal amount of our 6.775% Senior Notes due 2019 (the “2019 Notes”) at par pursuant to notice of special early redemption. We recorded a loss of approximately $33 million associated with the redemption, including $19 million of unamortized deferred charges and $14 million of discount. As described in the following paragraph, the notice has been the subject of recent litigation. On July 15, 2013, we retired at maturity the remaining $247 million aggregate principal amount outstanding of our 7.625% Senior Notes due 2013.
In March 2013, the Company brought suit in the U.S. District Court for the Southern District of New York (the “Court”) against The Bank of New York Mellon Trust Company, N.A. (“BNY Mellon”), the indenture trustee for the 2019 Notes. The Company sought a declaration that the notice it issued on March 15, 2013 to redeem all of the 2019 Notes at par (plus accrued interest through the redemption date) was timely and effective pursuant to the special early redemption provision of the supplemental indenture governing the 2019 Notes. BNY Mellon asserted that the March 15, 2013 notice was not effective to redeem the 2019 Notes at par because it was not timely for that purpose and because of the specific phrasing in the notice that provided that it would not be effective unless the Court concluded it was timely. The Court conducted a trial on the matter in late April and on May 8, 2013, ruled in the Company’s favor.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

On May 14, 2013, BNY Mellon filed an appeal of the decision with the United States Court of Appeals for the Second Circuit and the appeal is currently pending.
No other scheduled principal payments are required on our senior notes until 2015.
During the Prior Period, we issued $1.3 billion in aggregate principal amount of the 2019 Notes in a registered public offering. We used the net proceeds of $1.263 billion from the offering to repay outstanding indebtedness under our corporate revolving bank credit facility. During the Current Quarter, as discussed above, we redeemed the notes at par pursuant to the special early redemption provision of the indenture.
COO Senior Notes
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
Under a registration rights agreement, we agreed to file a registration statement enabling holders of the COO senior notes to exchange the privately placed COO senior notes for publicly registered notes with substantially the same terms. We filed the registration statement on April 5, 2013, it became effective on June 13, 2013, and the exchange offer was completed on July 19, 2013.
Bank Credit Facilities
During the Current Period, we used two revolving bank credit facilities as sources of liquidity. In addition, in the Prior Period, we utilized a midstream credit facility. In June 2012, we paid off and terminated our midstream credit facility. Our remaining revolving bank credit facilities are described below.

	Corporate Credit Facility(a)	Oilfield Services Credit Facility(b)
	($ in millions)
Facility structure	Senior secured revolving	Senior secured revolving
Maturity date	December 2015	November 2016
Borrowing capacity	$4,000	$500
Amount outstanding as of June 30, 2013	$—	$399
Letters of credit outstanding as of June 30, 2013	$31	$—
 ___________________________________________

(a)	Co-borrowers are Chesapeake Exploration, L.L.C., Chesapeake Appalachia, L.L.C. and Chesapeake Louisiana, L.P.

(b)	Borrower is COO.

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
The credit facility agreement contains various covenants and restrictive provisions which limit our ability to incur additional indebtedness, make investments or loans and create liens and require us to maintain an indebtedness to total capitalization ratio and an indebtedness to EBITDA ratio, in each case as defined in the agreement. In September 2012, we entered into an amendment to the credit facility agreement, effective September 30, 2012. The amendment, among other things, adjusted our required indebtedness to EBITDA ratio through the earlier of (i) December 31, 2013 and (ii) the date on which we elected to reinstate the indebtedness to EBITDA ratio in effect prior to the amendment (in either case, the “Amendment Effective Period”). On June 28, 2013, we elected to reinstate the indebtedness to EBITDA ratio to 4.00 to 1.00, which was the ratio in effect prior to the amendment. Prior to the end of the Amendment Effective Period, the amendment increased the maximum indebtedness to EBITDA ratio to 6.00 to 1.00 as of September 30, 2012, 5.00 to 1.00 as of December 31, 2012 and 4.75 to 1.00 as of March 31, 2013.
The credit facility amendment also increased the applicable margin by 0.25% for borrowings under the corporate credit facility on each day during the Amendment Effective Period when credit extensions exceeded 50% of the borrowing capacity and would have required us to pay a fee to each lender in an amount equal to 0.05% of its revolving commitment if the Amendment Effective Period had been in effect on June 30, 2013. The amendment did not allow our collateral value securing the borrowings to be more than $75 million below the collateral value that was in effect as of September 30, 2012 during the Amendment Effective Period. We were in compliance with all covenants under the credit facility agreement as of June 30, 2013.
The facility is fully and unconditionally guaranteed, on a joint and several basis, by Chesapeake and certain of our wholly owned subsidiaries. If we should fail to perform our obligations under the credit facility agreement, the revolving credit commitment could be terminated and any outstanding borrowings under the facility could be declared immediately due and payable. Such acceleration, if involving a principal amount of $50 million or more, would constitute an event of default under our senior note and contingent convertible senior note indentures, which could in turn result in the acceleration of a significant portion of such indebtedness. The credit facility agreement also has cross default provisions that apply to our secured hedging facility, equipment master lease agreements, term loan and other indebtedness of Chesapeake and its restricted subsidiaries with an outstanding principal amount in excess of $125 million. In addition, the facility contains a restriction on our ability to declare and pay cash dividends on our common or preferred stock if an event of default has occurred.

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
The oilfield services credit facility agreement contains various covenants and restrictive provisions which limit the ability of COO and its restricted subsidiaries to enter into asset sales, incur additional indebtedness, make investments or loans and create liens. The agreement requires maintenance of a leverage ratio based on the ratio of lease-adjusted indebtedness to earnings before interest, taxes, depreciation, amortization and rent (EBITDAR), a senior secured leverage ratio based on the ratio of secured indebtedness to EBITDA and a fixed charge coverage ratio based on the ratio of EBITDAR to lease adjusted interest expense, in each case as defined in the agreement. COO was in compliance with all covenants under the agreement as of June 30, 2013. If COO or its restricted subsidiaries should fail to perform their obligations under the agreement, the revolving credit commitment could be terminated and any outstanding borrowings under the facility could be declared immediately due and payable. Such acceleration, if involving a principal amount of $50 million or more, would constitute an event of default under our COO senior note indenture, which could in turn result in the acceleration of the COO senior note indebtedness. The oilfield services credit facility agreement also has cross default provisions that apply to other indebtedness COO and its restricted subsidiaries may have from time to time with an outstanding principal amount in excess of $15 million.

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
July 2008 Common Stock Offering. On February 25, 2009, a putative class action was filed in the U.S. District Court for the Southern District of New York against the Company and certain of its officers and directors along with certain underwriters of the Company’s July 2008 common stock offering. The plaintiff filed an amended complaint on September 11, 2009 alleging that the registration statement for the offering contained material misstatements and omissions and seeking damages under Sections 11, 12 and 15 of the Securities Act of 1933 of an unspecified amount and rescission. The action was transferred to the U.S. District Court for the Western District of Oklahoma on October 13, 2009. Chesapeake and the officer and director defendants moved for summary judgment on grounds of loss causation and materiality on December 16, 2011, and the motion was granted as to all claims as a matter of law on March 29, 2013. Final judgment in favor of Chesapeake and the officer and director defendants was entered on June 21, 2013, and the plaintiff filed a notice of appeal on July 19, 2013 in the U.S. Court of Appeals for the Tenth Circuit. We are currently unable to assess the probability of loss or estimate a range of potential loss associated with this matter.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

A related derivative action filed in the District Court of Oklahoma County, Oklahoma on March 10, 2009 against certain current and former directors and officers of the Company was dismissed on May 3, 2013 pursuant to the parties’ joint stipulation of dismissal without prejudice. A second derivative action relating to the July 2008 offering filed in the U.S. District Court for the Western District of Oklahoma on September 6, 2011 is pending. Following the denial on September 28, 2012 of its motion to dismiss and pursuant to court order, nominal defendant Chesapeake filed an answer in the case on October 12, 2012. By stipulation between the parties, the individual defendants are not required to answer the complaint unless and until the plaintiff establishes standing to pursue claims derivatively.
2012 Securities and Shareholder Litigation. A putative class action was filed in the U.S. District Court for the Western District of Oklahoma on April 26, 2012 against the Company and its former CEO, Aubrey K. McClendon. On July 20, 2012, the court appointed a lead plaintiff, which filed an amended complaint on October 19, 2012 against the Company, Mr. McClendon and certain other officers. The amended complaint asserted claims under Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Exchange Act of 1934 based on alleged misrepresentations regarding the Company’s asset monetization strategy, including liabilities associated with its volumetric production payment (VPP) transactions, as well as Mr. McClendon’s personal loans and the Company’s internal controls. On December 6, 2012, the Company and other defendants filed a motion to dismiss the action. On April 10, 2013, the Court granted the motion, and on April 16, 2013 entered judgment against the plaintiff and dismissed the complaint with prejudice. The plaintiff filed a notice of appeal on June 14, 2013 in the U.S. Court of Appeals for the Tenth Circuit. We are currently unable to assess the probability of loss or estimate a range of potential loss associated with this matter.
A related federal consolidated derivative action and an Oklahoma state court derivative action are stayed pursuant to the parties' stipulation pending resolution of the appeal in the federal securities class action. Two additional related state court derivative actions were appealed to the Oklahoma Supreme Court, one on May 31, 2013 and the other on June 20, 2013. In both cases, the District Court of Oklahoma County, Oklahoma had granted Chesapeake's motion to dismiss for lack of derivative standing.
In June and July 2012, three putative class actions were filed in the U.S. District Court for the Western District of Oklahoma against the Company, Chesapeake Energy Savings and Incentive Stock Bonus Plan (the Plan), and certain of the Company’s officers and directors alleging breaches of fiduciary duties under the Employee Retirement Income Security Act (ERISA). The three cases have been consolidated, and the Plan is not named in the consolidated amended complaint which was filed on February 21, 2013. The action is brought on behalf of participants and beneficiaries of the Plan, and alleges that as fiduciaries of the Plan, defendants owed fiduciary duties, which they purportedly breached by, among other things, failing to manage and administer the Plan’s assets with appropriate skill and care, and engaging in activities that were in conflict with the best interest of the Plan. The plaintiffs seek class certification, damages of an unspecified amount, equitable relief, and attorneys’ fees and other costs. The defendants filed a motion to dismiss on April 22, 2013, and the plaintiffs opposed on June 18, 2013. We are currently unable to assess the probability of loss or estimate a range of potential loss associated with this matter.
On May 8, 2012, a derivative action was filed in the District Court of Oklahoma County, Oklahoma against the Company's directors alleging, among other things, breaches of fiduciary duties and corporate waste related to the Company's officers and directors' use of the Company's fractionally owned corporate jets. On August 21, 2012, the District Court granted the Company's motion to dismiss for lack of derivative standing, and the plaintiff appealed the ruling on December 6, 2012.
 Regulatory Proceedings. On May 2, 2012, Chesapeake and Mr. McClendon received notice from the U.S. Securities and Exchange Commission that its Fort Worth Regional Office had commenced an informal inquiry into, among other things, certain of the matters alleged in the foregoing lawsuits. On December 21, 2012, the SEC’s Fort Worth Regional Office advised Chesapeake that its inquiry is continuing as an investigation. The Company is providing information and testimony to the SEC pursuant to subpoenas and otherwise in connection with this matter and is also responding to related inquiries from other governmental and regulatory agencies and self-regulatory organizations.
On June 29, 2012, Chesapeake received a subpoena from the Antitrust Division, Midwest Field Office of the U.S. Department of Justice. The subpoena requires the Company to produce certain documents before a grand jury in the Western District of Michigan, which is conducting an investigation into possible violations of antitrust laws in connection with the purchase and lease of oil and gas rights. The Company has also received demands for documents and information from certain state governmental agencies in connection with other investigations relating to the Company’s purchase and lease of oil and gas rights. Chesapeake’s Board of Directors commenced its own investigation of certain

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

conduct covered by the Department of Justice subpoena in June 2012 and in February 2013 announced its conclusion that the Company did not violate antitrust laws in connection with the acquisition of Michigan oil and gas rights in 2010. Chesapeake continues to provide information in response to these investigations.
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
Environmental Risk
The nature of the natural gas and oil business carries with it certain environmental risks for Chesapeake and its subsidiaries. Chesapeake has implemented various policies, procedures, training and auditing to reduce and mitigate such environmental risks. Chesapeake conducts periodic reviews, on a company-wide basis, to assess changes in our environmental risk profile. Environmental reserves are set for environmental liabilities for which economic losses are probable and reasonably estimable. We manage our exposure to environmental liabilities in acquisitions by using an evaluation process that seeks to identify pre-existing contamination or compliance concerns and addressing the potential liability. Depending on the extent of an identified environmental concern, Chesapeake may, among other things, exclude a property from the transaction, require the seller to remediate the property to our satisfaction in an acquisition or agree to assume liability for the remediation of the property.
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
Commitments
Rig Leases
In a series of transactions beginning in 2006, our drilling subsidiary sold 94 drilling rigs (of which 28 rigs have been repurchased) and related equipment and entered into master lease agreements under which we agreed to lease the rigs from the buyer for initial terms of five to ten years. The lease commitments are guaranteed by Chesapeake and certain of its subsidiaries. These transactions were recorded as sales and operating leasebacks and any related net gains are amortized to oilfield services expenses over the lease term. Under the leases, we can exercise an early purchase option or we can purchase the rigs at the expiration of the lease for the fair market value at the time. In addition, in most cases we have the option to renew a lease for negotiated new terms at the expiration of the lease. Commitments related to rig lease payments are not recorded in the accompanying condensed consolidated balance sheets. As of June 30, 2013, the minimum aggregate undiscounted future rig lease payments were approximately $260 million.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

Chesapeake has contracts with various drilling contractors to utilize approximately 15 rigs with terms ranging from one year to three years. These commitments are not recorded in the accompanying condensed consolidated balance sheets. As of June 30, 2013, the aggregate undiscounted minimum future payments under these drilling rig commitments were approximately $116 million.
Compressor Leases
Through various transactions beginning in 2007, our compression subsidiary sold 2,558 compressors (of which 246 units have been repurchased), a significant portion of its compressor fleet, and entered into a master lease agreement under which we agreed to lease the compressors from the buyer for initial terms of four to ten years. The lease commitments are guaranteed by Chesapeake and certain of its subsidiaries. These transactions were recorded as sales and operating leasebacks, and any related net gains are amortized to marketing, gathering and compression expenses over the lease term. Under the leases, we can exercise an early purchase option or we can purchase the compressors at the expiration of the lease for the fair market value at the time. In addition, in most cases we have the option to renew a lease for negotiated new terms at the expiration of the lease. Commitments related to compressor lease payments are not recorded in the accompanying condensed consolidated balance sheets. As of June 30, 2013, the minimum aggregate undiscounted future compressor lease payments were approximately $363 million.
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

June 30, 2013
($ in millions)
2013	$902
2014	2,001
2015	1,820
2016	1,914
2017	1,947
2018 - 2099	9,477
Total	$18,061
Drilling Commitments
In December 2011, as part of our Utica joint venture development agreement with Total S.A. (Total) (see Note 8), we committed to spud no less than 90 cumulative Utica wells by December 31, 2012, 270 cumulative wells by December 31, 2013 and 540 cumulative wells by December 31, 2014. Through June 30, 2013, we had spud 290 cumulative Utica wells and had met our 2012 and 2013 commitment. If we fail to meet the drilling commitment at December 31, 2014 for any reason other than a force majeure event, the drilling carry percentage used to determine our promoted well reimbursement will be reduced from 60% to 45% for a number of wells drilled in 2015 equal to the number of wells we were short the drilling commitment. As such, any reduction would only affect the timing of the receipt of the drilling carry but not the total drilling carry to be received.
We have also committed to drill wells in conjunction with our CHK Utica and CHK C-T financial transactions and in conjunction with the formation of the Chesapeake Granite Wash Trust. See Note 6 for discussion of these transactions and commitments.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

Property and Equipment Purchase Commitments
Much of the oilfield services and other equipment we purchase requires long production lead times. As a result, we have outstanding orders and commitments for such equipment. As of June 30, 2013, we had $59 million of purchase commitments related to future capital expenditures for oilfield services and other equipment.
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
Net Acreage Maintenance Commitments
Under the terms of our joint venture agreements with Statoil, Total and Sinopec (see Note 8), we are required to extend, renew or replace certain expiring joint leasehold, at our cost, to ensure that the net acreage is maintained in certain designated areas. To date, we have satisfied our replacement commitments under the Statoil and Sinopec agreements. We did not fully meet the initial net acreage maintenance commitment with Total under the terms of our Barnett Shale joint venture agreement as of the December 31, 2012 measurement date. As of June 30, 2013, we estimated a net acreage shortfall of approximately 13,500 net acres and anticipate making a cash payment of approximately $27 million to Total in the 2013 second half. The final resolution of such matters could exceed amounts accrued, however, and actual results could differ from management’s estimates.
Affiliate Commitments
Under the terms of our corporate revolving bank credit facility, certain of our subsidiaries, including our oilfield services companies, are not guarantors of the credit facility debt. Transactions under certain agreements between us and our non-guarantor subsidiaries could affect our EBITDA or indebtedness for purposes of our credit facility covenant calculations, but they would have no effect on the condensed consolidated financial statements because the transactions would be eliminated through consolidation. See Note 3 for discussion of our covenant calculations.
In October 2011, we entered into a services agreement with our wholly owned subsidiary, COO, under which we guarantee the utilization of a portion of COO’s drilling rig and hydraulic fracturing fleets during the term of the agreement. Through October 2016, we are subject to monetary penalties if we do not operate a specific number of COO’s drilling rigs or utilize a specific number of its hydraulic fracturing fleets. No monetary penalties have been incurred pursuant to the services agreement. Any monetary penalties incurred in future periods would be eliminated in consolidation.

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
In July 2011, we agreed to invest $155 million in preferred equity securities of Sundrop Fuels, Inc., a privately held cellulosic biofuels company based in Longmont, Colorado. As of June 30, 2013, we had funded $115 million of our commitment. The remaining tranches of preferred equity investment will be scheduled around certain funding and operational milestones that are expected to be reached in the 2013 second half. See Note 9 for further discussion of this investment.
In December 2011, we sold Appalachia Midstream Services, L.L.C., a wholly owned subsidiary of our wholly owned subsidiary, Chesapeake Midstream Development, L.L.C. (CMD), to Access Midstream Partners, L.P. (NYSE:ACMP) for total consideration of $884 million. In addition, CMD committed to pay ACMP for any quarterly shortfall between the actual adjusted EBITDA from the assets sold and specified quarterly targets, which total $100 million in 2012 and $150 million in 2013. We recorded this guarantee at an estimated fair value of $27 million at the time of the sale. No payment was required for the Current Period or for 2012, and we recognized $5 million of gain in the Current Period associated with the release of the liability related to the quarterly target achieved. The remaining $14 million fair value is included in other current liabilities on our condensed consolidated balance sheet as of June 30, 2013. We will release this liability over the remainder of 2013. To the extent CMD is required to make payments under the guarantee, we will record the differences between the liability and the associated payments in earnings.
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

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

5.	Other Liabilities
Other current liabilities as of June 30, 2013 and December 31, 2012 are detailed below.

	June 30, 2013	December 31, 2012
	($ in millions)
Revenues and royalties due others	$1,408	$1,337
Accrued natural gas, oil and NGL drilling and production costs	459	525
Joint interest prepayments received	564	749
Accrued payroll and benefits	187	224
Accrued dividends	101	101
Other	830	805
Total other current liabilities	$3,549	$3,741
Other long-term liabilities as of June 30, 2013 and December 31, 2012 are detailed below.

	June 30, 2013	December 31, 2012
	($ in millions)
CHK Utica ORRI conveyance obligation(a)	$266	$275
CHK C-T ORRI conveyance obligation(b)	157	164
Financing lease obligations(c)	141	143
Mortgages payable(d)	—	56
Other	505	538
Total other long-term liabilities	$1,069	$1,176
____________________________________________

(a)
$21 million and $18 million of the total $287 million and $293 million obligations are recorded in other current liabilities as of June 30, 2013 and December 31, 2012, respectively. See Note 6 for further discussion of the transaction.

(b)
$11 million and $14 million of the total $168 million and $178 million obligation is recorded in other current liabilities as of June 30, 2013 and December 31, 2012, respectively. See Note 6 for further discussion of the transaction.

(c)
In 2009, we financed 111 real estate surface properties in the Barnett Shale area for approximately $145 million and entered into a 40-year master lease agreement under which we agreed to lease the sites for approximately $15 million to $27 million annually. This lease transaction was recorded as a financing lease and the cash received was recorded with an offsetting long-term liability on the condensed consolidated balance sheet. Chesapeake exercised its option to repurchase one of the properties in 2011 and two of the properties in the Current Quarter.

(d)
In 2009, we financed our regional Barnett Shale headquarters building in Fort Worth, Texas for net proceeds of approximately $54 million with a five-year term loan which had a floating interest rate of prime plus 275 basis points. In the Current Period, we prepaid the term loan in full without penalty. As of June 30, 2013, the building was classified as property and equipment held for sale on our condensed consolidated balance sheet.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

6.	Stockholders’ Equity, Stock-Based Compensation, Performance Share Units and Noncontrolling Interests
Common Stock
The following is a summary of the changes in our common shares issued for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,
	2013	2012
	(in thousands)
Shares issued as of January 1	666,468	660,888
Restricted stock issuances (net of forfeitures)(a)	2,138	3,063
Stock option exercises	313	244
Shares issued as of June 30	668,919	664,195
___________________________________________

(a)
Beginning in June 2013, we began granting restricted stock units (RSUs) in lieu of restricted stock awards (RSAs) to non-employee directors and subsequent to June 30, 2013, we began granting RSUs to employees in lieu of RSAs. Shares of common stock underlying RSUs are issued when the units vest, whereas restricted shares of common stock are issued on the grant date of RSAs. We refer to RSAs and RSUs collectively as restricted stock.

Preferred Stock
The following reflects the shares outstanding and liquidation preference of our preferred shares for the six months ended June 30, 2013 and 2012:

	5.75%	5.75% (A)	4.50%	5.00% (2005B)	Total
Shares outstanding as of January 1, 2013 and 2012 and June 30, 2013 and 2012 (in thousands)	1,497	1,100	2,559	2,096	7,252

Liquidation preference per share	$1,000	$1,000	$100	$100
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

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

Stock-Based Compensation
Chesapeake’s stock-based compensation program consists of restricted stock and stock options granted to employees and restricted stock issued to non-employee directors. We recognize in our financial statements the cost of employee services received in exchange for awards of equity instruments, including restricted stock and stock options, based on the fair value of the equity instruments at the date of the grant. For employees, this value is amortized over the vesting period, which is generally three or four years from the date of grant. For directors, although restricted stock grants vest over three years, this value is expensed immediately as there is a non-substantive service condition for vesting. To the extent compensation cost relates to employees directly involved in the acquisition of natural gas and oil leasehold and exploration and development activities, such amounts are capitalized to natural gas and oil properties. Amounts not capitalized to natural gas and oil properties are recognized as general and administrative expenses, natural gas, oil and NGL production expenses, marketing, gathering and compression expenses or oilfield services expenses. We recorded the following stock-based compensation during the Current Quarter, the Prior Quarter, the Current Period and the Prior Period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	($ in millions)
Natural gas and oil properties	$12	$18	$32	$38
General and administrative expenses	15	20	35	38
Natural gas, oil and NGL production expenses	6	5	12	12
Marketing, gathering and compression expenses	1	4	4	8
Oilfield services expenses	2	2	5	5
Total	$36	$49	$88	$101
Restricted Stock
In the Current Period, we granted restricted stock to employees and non-employee directors. Restricted stock vests over a minimum of three years and the holder will receive dividends or dividend equivalents on unvested shares. A summary of the changes in unvested shares during the six months ended June 30, 2013 is presented below.

	Number of Unvested Restricted Shares	Weighted Average Grant-Date Fair Value
	(in thousands)
Unvested shares as of January 1, 2013	18,899	$23.72
Granted	5,390	$18.12
Vested	(6,223)	$23.82
Forfeited	(889)	$21.76
Unvested shares as of June 30, 2013	17,177	$22.04
The aggregate intrinsic value of restricted stock that vested during the Current Period was approximately $115 million based on the stock price at the time of vesting.
As of June 30, 2013, there was $239 million of total unrecognized compensation cost related to unvested restricted stock. The cost is expected to be recognized over a weighted average period of approximately 2.5 years.
The vesting of certain restricted stock grants could result in state and federal income tax benefits related to the difference between the market price of the common stock at the date of vesting and the date of grant. During the Current Quarter, the Prior Quarter, the Current Period and the Prior Period, we recognized reductions in tax benefits related to restricted stock of $2 million, $1 million, $12 million and $5 million, respectively, which were recorded as adjustments to additional paid-in capital and deferred income taxes.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

Stock Options
In the Current Period, as part of our long-term compensation, we granted members of our senior management team stock options that will vest ratably over a three-year period. We also granted retention awards to certain officers of stock options that will vest one-third on each of the third, fourth and fifth anniversaries of the grant date. The stock option awards have an exercise price equal to the closing price of the Company’s common stock on the grant date. Prior to 2006, we had granted stock options under several stock compensation plans which vested over a four-year period. Outstanding options expire ten years from the date of grant.
The following table provides information related to stock option activity for the six months ended June 30, 2013:

	Number of Shares Underlying Options	Weighted Average Exercise Price Per Share	Weighted Average Contract Life in Years	Aggregate Intrinsic Value(a)
	(in thousands)			($ in millions)
Outstanding at January 1, 2013	481	$12.69	0.96	$2
Granted	5,187	$19.22
Exercised	(336)	$10.81
Expired	(12)	$22.49
Outstanding at June 30, 2013	5,320	$19.15	9.42	$7

Exercisable at June 30, 2013	357	$18.08	6.47	$1
___________________________________________

(a)	The intrinsic value of a stock option is the amount by which the current market value or the market value upon exercise of the underlying stock exceeds the exercise price of the option.
As of June 30, 2013, there was $27 million of total unrecognized compensation cost related to stock options. The cost is expected to be recognized over a weighted average period of approximately 3.1 years.
During the Current Quarter, the Prior Quarter, the Current Period and the Prior Period we recognized excess tax benefits related to stock options of $0, $1 million, $0 and $1 million, respectively. All amounts were recorded as adjustments to additional paid-in capital and deferred income taxes.
Performance Share Units
In January 2012 and 2013, we granted performance share units (PSUs) to senior management under our Long Term Incentive Plan that vest ratably over a three-year period. The 2012 awards are settled in cash on the first, second and third anniversary dates of the awards, and the 2013 awards are settled in cash on the third anniversary of the awards. The PSU awards include both an internal operational performance condition and an external market condition. The operational performance condition is a function of internal proved reserves growth and production growth. The market condition is a function of total shareholder return (TSR), and generally requires a Monte Carlo simulation to determine the fair value.
For PSUs granted in 2012, each of the TSR and operational payout components can range from 0% to 125% resulting in a maximum total payout of 250%. For PSUs granted in 2013, the TSR component can range from 0% to 125% and each of the two operational components can range from 0% to 62.5%; however, the maximum total payout is capped at 200% in all cases and at 100% in situations where the Company’s absolute TSR is less than zero. The PSUs can only be settled in cash, so they are classified as a liability in our condensed consolidated financial statements and are measured at fair value as of the grant date, and re-measured at fair value at the end of each reporting period. Compensation expense is recognized over the vesting period with a corresponding adjustment to the liability.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

The following table presents a summary of our PSU awards as of June 30, 2013:

	Units	Fair Value as of Grant-Date	Fair Value	Liability for Vested Amount
		($ in millions)
2012 Awards
Payable 2014	278,084	$8	$5	$5
Payable 2015	834,246	23	17	15
Total 2012 Awards	1,112,330	$31	$22	$20

2013 Awards
Payable 2016	1,636,572	$35	$39	$26
Noncontrolling Interests
Cleveland Tonkawa Financial Transaction. We formed CHK Cleveland Tonkawa, L.L.C. (CHK C-T) in March 2012 to continue development of a portion of our natural gas and oil assets in our Cleveland and Tonkawa plays. CHK C-T is an unrestricted subsidiary under our corporate credit facility agreement and is not a guarantor of, or otherwise liable for, any of our indebtedness or other liabilities, including indebtedness under our indentures. In exchange for all of the common shares of CHK C-T, we contributed to CHK C-T approximately 245,000 net acres of leasehold and the existing wells within an area of mutual interest in the plays between the top of the Tonkawa and the top of the Big Lime formations covering Ellis and Roger Mills counties in western Oklahoma. In March 2012, in a private placement, third-party investors contributed $1.25 billion in cash to CHK C-T in exchange for (i) 1.25 million preferred shares, and (ii) our obligation to deliver a 3.75% overriding royalty interest (ORRI) in the existing wells and up to 1,000 future net wells to be drilled on the contributed play leasehold. Subject to customary minority interest protections afforded the investors by the terms of the CHK C-T limited liability company agreement (the CHK C-T LLC Agreement), as the holder of all the common shares and the sole managing member of CHK C-T, we maintain voting and managerial control of CHK C-T and therefore include it in our condensed consolidated financial statements. Of the $1.25 billion of investment proceeds, we allocated $225 million to the ORRI obligation and $1.025 billion to the preferred shares based on estimates of fair values. The remaining ORRI obligation is included in other current and long-term liabilities and the preferred shares are included in noncontrolling interests on our condensed consolidated balance sheets. Pursuant to the CHK C-T LLC Agreement, CHK C-T is currently required to retain an amount of cash (measured quarterly) equal to (i) the next two quarters of preferred dividend payments plus (ii) its projected operating funding shortfall for the next six months (projected operating funding shortfall requirement ends on December 31, 2013). The amount so retained, approximately $37 million as of June 30, 2013, is reflected as restricted cash on our condensed consolidated balance sheet.
Dividends on the preferred shares are payable on a quarterly basis at a rate of 6% per annum based on $1,000 per share. This dividend rate is subject to increase in limited circumstances in the event that, and only for so long as, any dividend amount is not paid in full for any quarter. As the managing member of CHK C-T, we may, at our sole discretion and election at any time after March 31, 2014, distribute certain excess cash of CHK C-T, as determined in accordance with the CHK C-T LLC Agreement. Any such optional distribution of excess cash is allocated 75% to the preferred shares (which is applied toward redemption of the preferred shares) and 25% to the common shares unless we have not met our drilling commitment at such time, in which case an optional distribution would be allocated 100% to the preferred shares (and applied toward redemption thereof). We may also, at our sole discretion and election, in accordance with the CHK C-T LLC Agreement, cause CHK C-T to redeem all or a portion of the CHK C-T preferred shares for cash. The preferred shares may be redeemed at a valuation equal to the greater of a 9% internal rate of return or a return on investment of 1.35x, in each case inclusive of dividends paid through redemption at the rate of 6% per annum and optional distributions made through the applicable redemption date. In the event that redemption does not occur on or prior to March 31, 2019, the optional redemption valuation will increase to provide a 15% internal rate of return to the investors. The preferred shares can be redeemed on a pro-rata basis in accordance with the then-applicable redemption valuation formula. As of June 30, 2013, the redemption price and the liquidation preference were each $1,275 per preferred share.
We have committed to drill and complete, for the benefit of CHK C-T in the area of mutual interest, a minimum of 37.5 net wells per six-month period through 2013, inclusive of wells drilled in 2012, and 25 net wells per six-month

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

period in 2014 through 2016, up to a minimum cumulative total of 300 net wells. If we fail to meet the then-current cumulative drilling commitment in any six-month period, any optional cash distributions would be distributed 100% to the investors. If we fail to meet the then-current cumulative drilling commitment in two consecutive six-month periods, the then-applicable internal rate of return to investors at redemption would increase by 3% per annum. In addition, if we fail to meet the then-current cumulative drilling commitment in four consecutive six-month periods, the then-applicable internal rate of return to investors at redemption would be increased by an additional 3% per annum. Any such increase in the internal rate of return would be effective only until the end of the first succeeding six-month period in which we have met our then-current cumulative drilling commitment. CHK C-T is responsible for all capital and operating costs of the wells drilled for the benefit of the entity. Under the development agreement, approximately 51 and 41 qualified net wells were added in the Current Period and the Prior Period, respectively. As of June 30, 2013, we were on target to meet our 2013 drilling commitment associated with the CHK C-T transaction.
The CHK C-T investors’ right to receive, proportionately, a 3.75% ORRI in the contributed wells and up to 1,000 future net wells on our contributed leasehold is subject to an increase to 5% on net wells earned in any year following a year in which we do not meet our net well commitment under the ORRI obligation, which runs from 2012 through the first quarter of 2025. However, in no event would we deliver to investors more than a total ORRI of 3.75% in existing wells and 1,000 future net wells. If at any time CHK C-T holds fewer net acres than would enable us to drill all then-remaining net wells on 160-acre spacing, the investors have the right to require us to repurchase their right to receive ORRIs in the remaining net wells at the then-current fair market value of such remaining ORRIs. We retain the right to repurchase the investors’ right to receive ORRIs in the remaining net wells at the then-current fair market value of such remaining ORRIs once we have drilled a minimum of 867 net wells. The obligation to deliver future ORRIs has been recorded as a liability which will be settled through the conveyance of the underlying ORRIs to the investors on a net-well basis, at which time the associated liability will be reversed and the sale of the ORRIs reflected as an adjustment to the capitalized cost of our natural gas and oil properties. Under the ORRI obligation, we delivered an ORRI in approximately 54 net wells in the Current Period and 32 net wells in the Prior Period. While operations began on April 1, 2012, all wells completed since January 1, 2012 are credited to the ORRI obligation of 1,000 future net wells. Through June 30, 2013, we were on target to meet the ORRI conveyance commitment associated with the CHK C-T transaction.
As of June 30, 2013 and December 31, 2012, $1.015 billion of noncontrolling interests on our condensed consolidated balance sheets was attributable to CHK C-T. In the Current Quarter, the Prior Quarter, the Current Period and the Prior Period, income of $19 million, $19 million, $38 million and $19 million, respectively, was attributable to the noncontrolling interests of CHK C-T.
Utica Financial Transaction. We formed CHK Utica, L.L.C. (CHK Utica) in October 2011 to develop a portion of our Utica Shale natural gas and oil assets. CHK Utica is an unrestricted subsidiary under our corporate credit facility agreement and is not a guarantor of, or otherwise liable for, any of our indebtedness or other liabilities, including indebtedness under our indentures. In exchange for all of the common shares of CHK Utica, we contributed to CHK Utica approximately 700,000 net acres of leasehold and the existing wells within an area of mutual interest in the Utica Shale play covering 13 counties located primarily in eastern Ohio. During November and December 2011, in private placements, third-party investors contributed $1.25 billion in cash to CHK Utica in exchange for (i) 1.25 million preferred shares, and (ii) our obligation to deliver a 3% ORRI in 1,500 net wells to be drilled on certain of our Utica Shale leasehold. Subject to customary minority interest protections afforded the investors by the terms of the CHK Utica limited liability company agreement (the CHK Utica LLC Agreement), as the holder of all the common shares and the sole managing member of CHK Utica, we maintain voting and managerial control of CHK Utica and therefore include it in our condensed consolidated financial statements. Of the $1.25 billion of investment proceeds, we allocated $300 million to the ORRI obligation and $950 million to the preferred shares based on estimates of fair values. The remaining ORRI obligation is included in other current and long-term liabilities and the preferred shares are included in noncontrolling interests on our condensed consolidated balance sheets. Pursuant to the CHK Utica LLC Agreement, CHK Utica is required to retain a cash balance equal to the next two quarters of preferred dividend payments. The amount reserved for paying such dividends, approximately $44 million, was reflected as restricted cash on our condensed consolidated balance sheet as of June 30, 2013. In addition, pursuant to the CHK Utica LLC Agreement, with respect to any divestiture proceeds as defined by the agreement, CHK Utica is required to separately account for, and dedicate all of such divestiture proceeds to either (i) capital expenditures made by CHK Utica in connection with its assets or (ii) the redemption of CHK Utica preferred shares. As of December 31, 2012, we held $155 million received from divestitures defined by the agreement as restricted cash in other long-term assets on our condensed consolidated balance sheet. In the Current Period, we used all of the $155 million for CHK Utica capital expenditures.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

Dividends on the preferred shares are payable on a quarterly basis at a rate of 7% per annum based on $1,000 per share. This dividend rate is subject to increase in limited circumstances in the event that, and only for so long as, any dividend amount is not paid in full for any quarter. As the managing member of CHK Utica, we may, at our sole discretion and election at any time after December 31, 2013, distribute certain excess cash of CHK Utica, as determined in accordance with the CHK Utica LLC Agreement. Any such optional distribution of excess cash is allocated 70% to the preferred shares (which is applied toward redemption of the preferred shares) and 30% to the common shares unless we have not met our drilling commitment and are in a liquidated damages period, in which case an optional distribution would be allocated 100% to the preferred shares (and applied toward redemption thereof). We may also, at our sole discretion and election, in accordance with the CHK Utica LLC Agreement, cause CHK Utica to redeem the CHK Utica preferred shares for cash, in whole or in part. The preferred shares may be redeemed at a valuation equal to the greater of a 10% internal rate of return or a return on investment of 1.4x, in each case inclusive of dividends paid at the rate of 7% per annum and optional distributions made through the applicable redemption date. In the event that redemption does not occur on or prior to October 31, 2018, the optional redemption valuation will increase to provide the investors the greater of a 17.5% internal rate of return or a return on investment of 2.0x. The preferred shares can be redeemed on a pro-rata basis in accordance with the then-applicable redemption valuation formula. As of June 30, 2013, the redemption price and the liquidation preference were each approximately $1,287 per preferred share.
We have committed to drill and complete, for the benefit of CHK Utica in the area of mutual interest, a minimum of 50 net wells per year from 2012 through 2016, up to a minimum cumulative total of 250 net wells. CHK Utica is responsible for all capital and operating costs of the wells drilled for the benefit of the entity. If we fail to meet the then-current drilling commitment in any year, we must pay CHK Utica $5 million for each well we are short of such drilling commitment. CHK Utica also receives its proportionate share of the benefit of the drilling carry associated with our joint venture with Total in the Utica Shale. See Note 8 for further discussion of the joint venture. Under the development agreement, approximately 60 and 30 qualified net wells were added in the Current Period and Prior Period, respectively. As of June 30, 2013, we had met our 2013 drilling commitment associated with the CHK Utica transaction.
The CHK Utica investors’ right to receive, proportionately, a 3% ORRI in the first 1,500 net wells drilled on our Utica Shale leasehold is subject to an increase to 4% on net wells earned in any year following a year in which we do not meet our net well commitment under the ORRI obligation, which runs from 2012 through 2023. However, in no event would we deliver to investors more than a total ORRI of 3% in 1,500 net wells. If at any time we hold fewer net acres than would enable us to drill all then-remaining net wells on 150-acre spacing, the investors have the right to require us to repurchase their right to receive ORRIs in the remaining net wells at the then-current fair market value of such remaining ORRIs. We retain the right to repurchase the investors’ right to receive ORRIs in the remaining net wells at the then-current fair market value of such remaining ORRIs once we have drilled a minimum of 1,300 net wells. The obligation to deliver future ORRIs has been recorded as a liability which will be settled through the future conveyance of the underlying ORRIs to the investors on a net-well basis, at which time the associated liability will be reversed and the sale of the ORRIs reflected as an adjustment to the capitalized cost of our natural gas and oil properties. Under the ORRI obligation, we delivered an ORRI in approximately 51 new net wells in the Current Period and 8 net wells in the Prior Period. We did not meet our ORRI commitment in 2012. The ORRI increased to 4% for wells earned in 2013, and the ultimate number of wells in which we must assign an interest will be reduced accordingly.
As of June 30, 2013 and December 31, 2012, $807 million and $950 million of noncontrolling interests on our condensed consolidated balance sheets, respectively, were attributable to CHK Utica. For the Current Quarter, the Prior Quarter, the Current Period and the Prior Period, income of approximately $20 million, $22 million, $42 million and $44 million, respectively, was attributable to the noncontrolling interests of CHK Utica. In the Current Quarter, we purchased approximately 190,000 preferred shares of CHK Utica from existing investors for approximately $212 million, or approximately $1,115 per share plus accrued dividends, reducing the amount of outstanding preferred shares held by third-party investors by approximately 15%. The difference between the cash paid for the preferred shares and the carrying value of the noncontrolling interest acquired of $69 million is reflected in retained earnings and as a reduction to net income available to common stockholders for purposes of our EPS computations.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

Chesapeake Granite Wash Trust. In November 2011, Chesapeake Granite Wash Trust (the “Trust”) sold 23,000,000 common units representing beneficial interests in the Trust at a price of $19.00 per common unit in its initial public offering. The common units are listed on the New York Stock Exchange and trade under the symbol “CHKR”. We own 12,062,500 common units and 11,687,500 subordinated units, which in the aggregate represent an approximate 51% beneficial interest in the Trust. The Trust has a total of 46,750,000 units outstanding.
In connection with the initial public offering of the Trust, we conveyed royalty interests to the Trust that entitle the Trust to receive (i) 90% of the proceeds (after deducting certain post-production expenses and any applicable taxes) that we receive from the production of hydrocarbons from 69 producing wells, and (ii) 50% of the proceeds (after deducting certain post-production expenses and any applicable taxes) in 118 development wells that have been or will be drilled on approximately 45,400 gross acres (29,000 net acres) in the Colony Granite Wash play in Washita County in the Anadarko Basin of western Oklahoma. Pursuant to the terms of a development agreement with the Trust, we are obligated to drill, or cause to be drilled, the development wells at our own expense prior to June 30, 2016, and the Trust will not be responsible for any costs related to the drilling of the development wells or any other operating or capital costs of the Trust properties. In addition, we granted to the Trust a lien on our remaining interests in the undeveloped properties that are subject to the development agreement in order to secure our drilling obligation to the Trust, although the maximum amount that may be recovered by the Trust under such lien could not exceed $263 million initially and is proportionately reduced as we fulfill our drilling obligation over time. As of June 30, 2013, we had drilled or caused to be drilled approximately 73 development wells, as calculated under the development agreement, and the maximum amount recoverable under the drilling support lien was approximately $102 million.
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
For the Current Period and Prior Period, the Trust declared and paid the following distributions.

Production Period	Distribution Date	Cash Distribution per Common Unit	Cash Distribution per Subordinated Unit
December 2012 - February 2013	May 31, 2013	$0.6900	$0.3010
September 2012 - November 2012	March 1, 2013	$0.6700	$0.3772
December 2011 - February 2012	May 31, 2012	$0.6588	$0.6588
September 2011 - November 2011	March 1, 2012	$0.7277	$0.7277
We have determined that the Trust constitutes a VIE and that Chesapeake is the primary beneficiary. As a result, the Trust is included in our condensed consolidated financial statements. As of June 30, 2013 and December 31, 2012, $338 million and $356 million of noncontrolling interests on our condensed consolidated balance sheets, respectively, were attributable to the Trust. For the Current Quarter, Prior Quarter, Current Period and Prior Period, approximately $7 million, $24 million, $12 million and $27 million, respectively, of income was attributable to the Trust’s noncontrolling interests in our condensed consolidated statements of operations. See Note 10 for further discussion of VIEs.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

Wireless Seismic, Inc. We have a controlling 51% equity interest in Wireless Seismic, Inc. (Wireless), a privately owned company engaged in research, development and eventual production of wireless seismic systems and any related technology that deliver seismic information obtained from standard geophones in real time to laptop and desktop computers. As of June 30, 2013 and December 31, 2012, $9 million and $5 million of noncontrolling interests on our condensed consolidated balance sheets, respectively, were attributable to Wireless. In the Current Quarter and Current Period, $1 million and $2 million, respectively, of Wireless’ losses were attributable to noncontrolling interests of Wireless in our condensed consolidated statement of operations.
Big Star Crude Co., LLC. Oilfield Trucking Solutions, LLC, a wholly owned subsidiary of Chesapeake, entered into a joint venture to form Big Star Crude Co., LLC, (“Big Star”), which engages in commercial trucking. We determined that Big Star was a VIE because our voting rights were disproportionate to our economic interests and the activities of the entity involve us and were conducted on our behalf. We also determined that Chesapeake was the primary beneficiary since it had the power to direct the activities of the VIE, had the obligation to absorb losses and had the right to receive benefits from the VIE. As a result, Big Star was included in our condensed consolidated financial statements. As of June 30, 2013 and December 31, 2012, $1 million of noncontrolling interests on our condensed consolidated balance sheets was attributable to Big Star. In the Current Quarter and Current Period, nominal amounts of losses were attributable to noncontrolling interests of Big Star in our condensed consolidated statement of operations. On July 30, 2013, we sold our membership interest in Big Star for approximately $3 million in cash and working capital, in addition to various equipment.

7.	Derivative and Hedging Activities
Natural Gas, Oil and NGL Derivatives
Our results of operations and cash flows are impacted by changes in market prices for natural gas, oil and NGL. To mitigate a portion of our exposure to adverse price changes, we have entered into various derivative instruments. These instruments allow us to predict with greater certainty the effective prices to be received for our production. We believe our derivative instruments continue to be highly effective in achieving our risk management objectives. As of June 30, 2013 and December 31, 2012, our natural gas and oil derivative instruments consisted of the following types of instruments:

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

•	Swaptions: Chesapeake sells call swaptions in exchange for a premium that allows a counterparty, on a specific date, to enter into a fixed-price swap for a certain period of time.

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

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

The estimated fair values of our natural gas and oil derivative instrument assets (liabilities) as of June 30, 2013 and December 31, 2012 are provided below.

	June 30, 2013		December 31, 2012
	Volume	Fair Value	Volume	Fair Value
		($ in millions)		($ in millions)
Natural gas (tbtu):
Fixed-price swaps	519	$94	49	$24
Call options	193	(227)	193	(240)
Call swaptions	12	(1)	—	—
Basis protection swaps	90	(7)	111	(15)
Three-way collars	55	3	—	—
Total natural gas	869	(138)	353	(231)
Oil (mmbbl):
Fixed-price swaps	36.8	75	28.1	68
Call options	67.6	(363)	73.8	(748)
Call swaptions	5.3	(2)	5.3	(13)
Basis protection swaps	0.7	3	5.5	—
Total oil	110.4	(287)	112.7	(693)
Total estimated fair value		$(425)		$(924)

Pursuant to accounting guidance, certain derivatives qualify for designation as cash flow hedges. Following this guidance, changes in the fair value of derivative instruments designated as cash flow hedges, to the extent they are effective in offsetting cash flows attributable to the hedged risk and locked-in gains and losses of settled designated derivative contracts, are recorded in accumulated other comprehensive income until the hedged item is recognized in earnings. Any change in fair value resulting from ineffectiveness is recognized in natural gas, oil and NGL sales. Changes in the fair value of derivatives not designated as cash flow hedges that occur prior to their maturity (i.e., temporary fluctuations in value) are reported in the condensed consolidated statements of operations within natural gas, oil and NGL sales. As of June 30, 2013, we did not have any natural gas or oil derivatives that were designated as cash flow hedges. Therefore, changes in the fair value of these derivatives are reported in the condensed consolidated statement of operations. See further discussion below under Cash Flow Hedges.
The components of natural gas, oil and NGL sales for the Current Quarter, the Prior Quarter, the Current Period and the Prior Period are presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	($ in millions)
Natural gas, oil and NGL sales	$1,869	$1,112	$3,464	$2,334
Gains (losses) on natural gas, oil and NGL derivatives	537	1,005	394	851
Total natural gas, oil and NGL sales	$2,406	$2,117	$3,858	$3,185

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

Hedging Facility
We have a multi-counterparty secured hedging facility with 16 counterparties that have committed to provide approximately 6.2 tcfe of hedging capacity for natural gas, oil and NGL price derivatives and 6.2 tcfe for basis derivatives with an aggregate mark-to-market capacity of $16.5 billion under the terms of the facility. As of June 30, 2013, we had hedged under the facility 1.4 tcfe of our future production with price derivatives and 0.1 tcfe with basis derivatives. The multi-counterparty facility allows us to enter into cash-settled natural gas, oil and NGL price and basis derivatives with the counterparties. Our obligations under the multi-counterparty facility are secured by proved reserves, the value of which must cover the fair value of the transactions outstanding under the facility by at least 1.65 times at semi-annual collateral dates and 1.30 times in between those dates, and guarantees by certain subsidiaries that also guarantee our corporate revolving bank credit facility, indentures, term loan and equipment master lease agreements. The counterparties’ obligations under the facility must be secured by cash or short-term U.S. Treasury instruments to the extent that any mark-to-market amounts they owe to Chesapeake exceed defined thresholds. The maximum volume-based trading capacity under the facility is governed by the expected production of the pledged reserve collateral, and volume-based trading limits are applied separately to price and basis derivatives. In addition, there are volume-based sub-limits for natural gas, oil and NGL derivative instruments. Chesapeake has significant flexibility with regard to releases and/or substitutions of pledged reserves, provided that certain requirements are met including maintaining specified collateral coverage ratios as well as maintaining credit ratings with either of the designated rating agencies at or above current levels. The facility does not have a maturity date. Counterparties to the agreement have the right to cease entering into derivative instruments with the Company on a prospective basis as long as obligations associated with any existing transactions in the facility continue to be satisfied in accordance with the terms of the agreement.
Interest Rate Derivatives
To mitigate a portion of our exposure to volatility in interest rates related to our senior notes and bank credit facilities, we enter into interest rate derivatives. As of June 30, 2013 and December 31, 2012, our interest rate derivative instruments consisted of swaps. Chesapeake enters into fixed-to-floating interest rate swaps (we receive a fixed interest rate and pay a floating market rate) to mitigate our exposure to changes in the fair value of our senior notes. We enter into floating-to-fixed interest rate swaps (we receive a floating market rate and pay a fixed interest rate) to manage our interest rate exposure related to our bank credit facilities borrowings.
The notional amount and the estimated fair value of our interest rate derivative liabilities as of June 30, 2013 and December 31, 2012 are provided below.

	June 30, 2013		December 31, 2012
	Notional Amount	Fair Value	Notional Amount	Fair Value
		($ in millions)
Interest rate swaps	$2,100	$(91)	$1,050	$(35)

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

Realized and unrealized gains or losses from interest rate derivative transactions are reflected as adjustments to interest expense in the condensed consolidated statements of operations. The components of interest expense for the Current Quarter, the Prior Quarter, the Current Period and the Prior Period are presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	($ in millions)
Interest expense on senior notes	$194	$185	$380	$359
Interest expense on credit facilities	11	16	22	37
Interest expense on term loans	29	62	58	62
(Gains) losses on interest rate derivatives	50	(7)	54	(2)
Amortization of loan discount, issuance costs and other	30	42	48	42
Capitalized interest	(210)	(284)	(438)	(472)
Total interest expense	$104	$14	$124	$26
We have terminated certain fair value hedges related to senior notes. Gains and losses related to these terminated hedges will be amortized as an adjustment to interest expense over the remaining term of the related senior notes. Over the next eight years, we will recognize $16 million in net gains related to such transactions.
Foreign Currency Derivatives
In December 2006, we issued €600 million of 6.25% Euro-denominated Senior Notes due 2017. Concurrent with the issuance of the euro-denominated senior notes, we entered into cross currency swaps to mitigate our exposure to fluctuations in the euro relative to the dollar over the term of the notes. In May 2011, we purchased and subsequently retired €256 million in aggregate principal amount of these senior notes following a tender offer, and we simultaneously unwound the cross currency swaps for the same principal amount. Under the terms of the remaining cross currency swaps, on each semi-annual interest payment date, the counterparties pay us €11 million and we pay the counterparties $17 million, which yields an annual dollar-equivalent interest rate of 7.491%. Upon maturity of the notes, the counterparties will pay us €344 million and we will pay the counterparties $459 million. The terms of the cross currency swaps were based on the dollar/euro exchange rate on the issuance date of 1.3325 to €1.00. Through the cross currency swaps, we have eliminated any potential variability in our expected cash flows related to changes in foreign exchange rates and therefore the swaps are designated as cash flow hedges. The fair values of the cross currency swaps are recorded on the condensed consolidated balance sheet as a liability of $27 million as of June 30, 2013. The euro-denominated debt in long-term debt has been adjusted to $447 million as of June 30, 2013 using an exchange rate of $1.3010 to €1.00.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

Additional Disclosures Regarding Derivative Instruments and Hedging Activities
In accordance with accounting guidance for derivatives and hedging, to the extent that a legal right of set-off exists, we net the value of our derivative arrangements with the same counterparty in the accompanying condensed consolidated balance sheets. Derivative instruments reflected as current in the condensed consolidated balance sheets represent the estimated fair value of derivatives scheduled to settle over the next twelve months based on market prices/rates as of the respective balance sheet dates. The derivative settlement amounts are not due until the month in which the related hedged transaction occurs. Cash settlements of our derivative instruments are generally classified as operating cash flows unless the derivative is deemed to contain, for accounting purposes, a significant financing element at contract inception, in which case these cash settlements are classified as financing cash flows in the accompanying condensed consolidated statements of cash flows.
The following table presents the fair value and location of each classification of derivative instrument disclosed in the condensed consolidated balance sheets as of June 30, 2013 and December 31, 2012 on a gross basis without regard to same-counterparty netting:

		Fair Value
	Balance Sheet Location	June 30, 2013	December 31, 2012
		($ in millions)
Asset Derivatives:
Not designated as hedging instruments:
Commodity contracts	Short-term derivative instruments	$159	$110
Commodity contracts	Long-term derivative instruments	61	5
Total		220	115

Liability Derivatives:
Designated as hedging instruments:
Foreign currency contracts	Long-term derivative instruments	(27)	(20)
Total		(27)	(20)

Not designated as hedging instruments:
Commodity contracts	Short-term derivative instruments	(163)	(157)
Commodity contracts	Long-term derivative instruments	(482)	(882)
Interest rate contracts	Long-term derivative instruments	(91)	(35)
Total		(736)	(1,074)
Total derivative instruments		$(543)	$(979)

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

All of the Company’s derivative positions are subject to netting arrangements which provide for offsetting of asset and liability positions, as well as related cash collateral if applicable. Such netting arrangements generally do not have restrictions. Under such netting arrangements, the Company offsets the fair value of derivative instruments with cash collateral received or paid for those contracts executed with the same counterparty, which reduces the Company’s total assets and liabilities. As of June 30, 2013 and December 31, 2012, we did not have any cash collateral balances for these derivatives.
The following tables present the netting offsets of derivative assets and liabilities as of June 30, 2013 and December 31, 2012:

	June 30, 2013
	Derivative Assets		Derivative Liabilities
	Short- Term	Long- Term	Short- Term	Long- Term
	($ in millions)
Commodity Contracts:
Gross amounts of recognized assets (liabilities)	$159	$61	$(163)	$(482)
Gross amounts offset in the condensed consolidated statements of financial position	(109)	(54)	109	54
Net amounts of assets (liabilities) presented in the statements of financial position	50	7	(54)	(428)
Interest Rate Contracts:
Gross amounts of recognized assets (liabilities)	—	—	—	(91)
Gross amounts offset in the condensed consolidated statements of financial position	—	—	—	—
Net amounts of assets (liabilities) presented in the statements of financial position	—	—	—	(91)
Foreign Currency Contracts:
Gross amounts of recognized assets (liabilities)	—	—	—	(27)
Gross amounts offset in the condensed consolidated statements of financial position	—	—	—	—
Net amounts of assets (liabilities) presented in the statements of financial position	—	—	—	(27)

Total derivatives as reported	$50	$7	$(54)	$(546)

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

	December 31, 2012
	Derivative Assets		Derivative Liabilities
	Short- Term	Long- Term	Short- Term	Long- Term
	($ in millions)
Commodity Contracts:
Gross amounts of recognized assets (liabilities)	$110	$5	$(157)	$(882)
Gross amounts offset in the consolidated statements of financial position	(52)	(3)	52	3
Net amounts of assets (liabilities) presented in the statements of financial position	58	2	(105)	(879)
Interest Rate Contracts:
Gross amounts of recognized assets (liabilities)	—	—	—	(35)
Gross amounts offset in the consolidated statements of financial position	—	—	—	—
Net amounts of assets (liabilities) presented in the statements of financial position	—	—	—	(35)
Foreign Currency Contracts:
Gross amounts of recognized assets (liabilities)	—	—	—	(20)
Gross amounts offset in the consolidated statements of financial position	—	—	—	—
Net amounts of assets (liabilities) presented in the statements of financial position	—	—	—	(20)

Total derivatives as reported	$58	$2	$(105)	$(934)
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
The following table presents the gain (loss) recognized in the condensed consolidated statements of operations for terminated instruments that were designated as fair value derivatives:

		Three Months Ended June 30,		Six Months Ended June 30,
Fair Value Derivatives	Location of Gain (Loss)	2013	2012	2013	2012
		($ in millions)
Interest rate contracts	Interest expense	$1	$2	$3	$4

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

Cash Flow Hedges
A reconciliation of the changes of accumulated other comprehensive income (loss) in the condensed consolidated statements of stockholders’ equity related to our cash flow hedges is presented below.

	Three Months Ended June 30,
	2013		2012
	Before Tax	After Tax	Before Tax	After Tax
	($ in millions)
Balance, beginning of period	$(287)	$(178)	$(284)	$(176)
Net change in fair value	2	1	(5)	(3)
(Gains) losses reclassified to income	(1)	(1)	(17)	(11)
Balance, end of period	$(286)	$(178)	$(306)	$(190)

	Six Months Ended June 30,
	2013		2012
	Before Tax	After Tax	Before Tax	After Tax
	($ in millions)
Balance, beginning of period	$(304)	$(189)	$(287)	$(178)
Net change in fair value	—	—	—	—
(Gains) losses reclassified to income	18	11	(19)	(12)
Balance, end of period	$(286)	$(178)	$(306)	$(190)
Approximately $168 million of the $178 million of accumulated other comprehensive loss as of June 30, 2013 represents the net deferred loss associated with commodity derivative contracts that were previously designated as cash flow hedges for which the hedged items are still expected to occur. These amounts will be recognized in earnings in the month in which the originally forecasted hedged items occur. As of June 30, 2013, we expect to transfer approximately $21 million of net loss included in accumulated other comprehensive income to net income (loss) during the next 12 months. The remaining amount will be transferred by December 31, 2022. As of June 30, 2013, none of our open commodity derivative instruments were designated as a cash flow hedge.
The following table presents the pre-tax gain (loss) recognized in, and reclassified from, accumulated other comprehensive income (AOCI) related to instruments designated as cash flow derivatives:

		Three Months Ended June 30,		Six Months Ended June 30,
Cash Flow Derivatives	Location of Gain (Loss)	2013	2012	2013	2012
		($ in millions)
Gain (Loss) Recognized in AOCI (Effective Portion):
Foreign currency contracts	AOCI	$2	$(5)	$—	$—
		$2	$(5)	$—	$—
Gain (Loss) Reclassified from AOCI Effective Portion):
Commodity contracts	Natural gas, oil and NGL sales	$1	$17	$(18)	$19
		$1	$17	$(18)	$19

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

Undesignated Derivatives
The following table presents the gain (loss) recognized in the condensed consolidated statements of operations for instruments not designated as either cash flow or fair value hedges:

		Three Months Ended June 30,		Six Months Ended June 30,
Derivative Contracts	Location of Gain (Loss)	2013	2012	2013	2012
		($ in millions)
Commodity contracts	Natural gas, oil and NGL sales	$536	$988	$412	$832
Interest rate contracts	Interest expense	(51)	5	(57)	(2)
Equity contracts	Other income	—	1	—	—
Total		$485	$994	$355	$830

Credit Risk
Derivative instruments that enable us to manage our exposure to natural gas, oil and NGL prices and interest rate volatility expose us to credit risk from our counterparties. To mitigate this risk, we enter into derivative contracts only with counterparties that are rated investment-grade and deemed by management to be competent and competitive market makers, and we attempt to limit our exposure to non-performance by any single counterparty. As of June 30, 2013, our natural gas, oil and interest rate derivative instruments were spread among 15 counterparties. Additionally, counterparties to our multi-counterparty secured hedging facility described previously are required to secure their obligations in excess of defined thresholds. We use this facility for substantially all of our natural gas, oil and NGL derivatives.

8.	Acquisitions and Divestitures of Natural Gas and Oil Properties
Divestitures of Natural Gas and Oil Properties
Under full cost accounting rules, we account for the sale of natural gas and oil properties as an adjustment to capitalized costs, with no recognition of gain or loss as the sales typically do not involve a significant change in proved reserves or significantly alter the relationship between costs and proved reserves. In conjunction with certain sales, affiliates of our former Chief Executive Officer, Aubrey K. McClendon, have sold interests in the same properties and on the same terms as those that applied to the interests sold by the Company, and the net proceeds were paid to the sellers based on their respective ownership. These interests were acquired through the Founder Well Participation Program, which provides Mr. McClendon a contractual right to participate and invest as a working interest owner (with up to a 2.5% working interest) in new wells drilled on the Company’s leasehold through June 2014.
In April 2012, we sold approximately 60,000 net acres of leasehold in the Texoma Woodford play in Bryan, Carter, Johnston and Marshall counties, Oklahoma to XTO Energy Inc., a subsidiary of Exxon Mobil Corporation (NYSE:XOM), for net proceeds of approximately $572 million. The properties generated approximately 25 mmcfe per day of net production at the time of sale.
During the Current Period and the Prior Period, we received proceeds of approximately $815 million and $100 million, respectively, from various other divestitures of natural gas and oil properties.
Joint Ventures
On June 28, 2013, we completed a strategic joint venture with Sinopec International Petroleum Exploration and Production Corporation (Sinopec) in which Sinopec purchased a 50% undivided interest in approximately 850,000 acres in the Mississippi Lime play in northern Oklahoma (425,000 acres net to Sinopec). The total consideration for the transaction was approximately $1.110 billion in cash, of which approximately $1.040 billion of net proceeds, or 94%, was received upon closing. Receipt of up to an additional $70 million of net proceeds is subject to customary post-closing contingencies. The assets conveyed to Sinopec produced approximately 9,600 barrels of liquids and 54 mmcf of natural gas per day during the 2013 first quarter. All future exploration and development costs in the joint venture will be shared proportionately between the parties with no drilling carries involved.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

As of June 30, 2013, we had entered into eight significant joint ventures with other leading energy companies pursuant to which we sold a portion of our leasehold, producing properties and other assets located in eight different resource plays and received cash of $8.1 billion and commitments by our counterparties to pay our share of future drilling and completion costs of $9.0 billion. In each of these joint ventures, Chesapeake serves as the operator and conducts all drilling, completion and operations, the majority of leasing and, in certain transactions, marketing activities for the project. The carries paid by a joint venture partner are for a specified percentage of our drilling and completion costs. In addition, a joint venture partner is responsible for its proportionate share of drilling and completion costs as a working interest owner. We bill our joint venture partners for their drilling carries at the same time we bill them and other joint working interest owners for their share of drilling costs as they are incurred. For accounting purposes, initial cash proceeds from these joint venture transactions were reflected as a reduction of natural gas and oil properties with no gain or loss recognized. The transactions are detailed below.

Primary Play	Joint Venture Partner(a)	Joint Venture Date	Interest Sold	Initial Proceeds(b)		Total Drilling Carries		Total Initial and Drilling Carry Proceeds	Drilling Carries Remaining(c)
				($ in millions)
Mississippi Lime	Sinopec	June 2013	50.0%	$1,040	(d)	$—		$1,040	$—
Utica	TOT	December 2011	25.0%	610		1,422	(e)	2,032	836
Niobrara	CNOOC	February 2011	33.3%	570		697	(f)	1,267	343
Eagle Ford	CNOOC	November 2010	33.3%	1,120		1,080		2,200	—
Barnett	TOT	January 2010	25.0%	800		1,403		2,203	—
Marcellus	STO	November 2008	32.5%	1,250		2,125		3,375	—
Fayetteville	BP	September 2008	25.0%	1,100		800		1,900	—
Haynesville & Bossier	PXP	July 2008	20.0%	1,650		1,508		3,158	—
				$8,140		$9,035		$17,175	$1,179
____________________________________________

(a)
Joint venture partners include Sinopec International Petroleum Exploration and Production (Sinopec), Total S.A. (TOT), CNOOC Limited (CNOOC), Statoil (STO), BP America (BP) and Plains Exploration & Production Company (PXP).

(b)	Excludes closing and post-closing adjustments.

(c)	As of June 30, 2013.

(d)
Excludes approximately $70 million of net proceeds (or 6% of the total transaction) to be received subject to certain customary post-closing contingencies and the accrual of $17 million of transaction costs paid subsequent to June 30, 2013.

(e)
The Utica drilling carries cover 60% of our drilling and completion costs for Utica wells drilled and must be used by December 2018. We expect to fully utilize these drilling carry commitments prior to expiration. See Note 4 for further discussion of the Utica drilling carries.

(f)
The Niobrara drilling carries cover 67% of our drilling and completion costs for Niobrara wells drilled and must be used by December 2014. We expect to fully utilize these drilling carry commitments prior to expiration.

During the Current Period and the Prior Period, our drilling and completion costs included the benefit of approximately $436 million and $518 million, respectively, in drilling and completion carries paid by our joint venture partners.
During the Current Period and the Prior Period, we sold interests in additional leasehold we acquired in the Marcellus, Barnett and Utica shale plays to our joint venture partners TOT and STO for approximately $39 million and $137 million, respectively.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

Volumetric Production Payments
From time to time, we have sold certain of our producing assets which are located in more mature producing regions through the sale of VPPs. A VPP is a limited-term overriding royalty interest in natural gas and oil reserves that (i) entitles the purchaser to receive scheduled production volumes over a period of time from specific lease interests; (ii) is free and clear of all associated future production costs and capital expenditures; (iii) is nonrecourse to the seller (i.e., the purchaser’s only recourse is to the reserves acquired); (iv) transfers title of the reserves to the purchaser; and (v) allows the seller to retain all production beyond the specified volumes, if any, after the scheduled production volumes have been delivered. For all of our VPP transactions, we have novated hedges to each of the respective VPP buyers and such hedges covered all VPP volumes sold. If contractually scheduled volumes exceed the actual volumes produced from the VPP wellbores that are attributable to the ORRI conveyed, either the shortfall will be made up from future production from these wellbores (or, at our option, from our retained interest in the wellbores) through an adjustment mechanism or the initial term of the VPP will be extended until all scheduled volumes, to the extent produced, are delivered from the VPP wellbores to the VPP buyer. We retain drilling rights on the properties below currently producing intervals and outside of producing wellbores.
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

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

The volumes produced on behalf of our VPP buyers for the Current Quarter, the Prior Quarter, the Current Period and the Prior Period were as follows:

	Three Months Ended June 30, 2013
VPP #	Natural Gas	Oil	NGL	Total
	(bcf)	(mbbl)	(mbbl)	(bcfe)
10	4	141.0	379.0	6.8
9	4	54.2	144.2	5.3
8	17	—	—	17.2
6	1	6.0	—	1.2
5	2	6.2	—	1.9
4	3	14.2	—	2.7
3	2	—	—	2.1
2	3	—	—	2.6
1	3	—	—	3.6
	39	221.6	523.2	43.4

	Three Months Ended June 30, 2012
VPP #	Natural Gas	Oil	NGL	Total
	(bcf)	(mbbl)	(mbbl)	(bcfe)
10	6	244.0	565.0	10.8
9	5	63.6	163.3	6.0
8	20	—	—	20.3
7	—	168.0	—	1.2
6	2	6.0	—	1.4
5	2	7.1	—	2.3
4	3	16.2	—	3.1
3	2	—	—	2.3
2	3	—	—	2.9
1	4	—	—	3.7
	47	504.9	728.3	54.0

	Six Months Ended June 30, 2013
VPP #	Natural Gas	Oil	NGL	Total
	(bcf)	(mbbl)	(mbbl)	(bcfe)
10	8	295.0	786.7	14.2
9	9	110.4	292.7	10.8
8	35	—	—	35.0
7	—	—	—	—
6	3	12.0	—	2.5
5	4	12.2	—	4.0
4	5	28.8	—	5.5
3	4	—	—	4.1
2	5	—	—	5.3
1	7	—	—	7.4
	80	458.4	1,079.4	88.8

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

	Six Months Ended June 30, 2012
VPP #	Natural Gas	Oil	NGL	Total
	(bcf)	(mbbl)	(mbbl)	(bcfe)
10	8	341.0	782.9	14.9
9	9	130.1	332.7	12.3
8	42	—	—	41.7
7	—	343.0	—	2.0
6	3	12.0	—	2.8
5	5	14.7	—	4.8
4	6	32.9	—	6.3
3	5	—	—	4.8
2	6	—	—	5.8
1	8	—	—	7.8
	92	873.7	1,115.6	103.2
The volumes remaining to be delivered on behalf of our VPP buyers as of June 30, 2013 were as follows:

		Volume Remaining as of June 30, 2013
VPP #	Term Remaining	Natural Gas	Oil	NGL	Total
	(in months)	(bcf)	(mmbbl)	(mmbbl)	(bcfe)
10	104	61	1.9	6.7	112.8
9	92	94	1.1	3.2	119.7
8	26	129	—	—	128.6
6	79	24	0.2	—	24.7
5	43	20	0.1	—	20.9
4	42	30	0.2	—	30.7
3	73	35	—	—	35.0
2	70	25	—	—	25.6
1	114	112	—	—	112.5
		530	3.5	9.9	610.5
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

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

9.	Investments
A summary of our investments is presented below, including our approximate ownership percentage as of June 30, 2013.

			Carrying Value
	Approximate Ownership %	Accounting Method	June 30, 2013	December 31, 2012
			($ in millions)
FTS International, Inc.	30%	Equity	$329	$298
Chaparral Energy, Inc.	20%	Equity	139	141
Sundrop Fuels, Inc.	50%	Equity	101	111
Twin Eagle Resource Management, LLC	30%	Equity	30	34
Maalt Specialized Bulk, LLC	49%	Equity	13	13
Clean Energy Fuels Corp. (common stock)	1%	Fair Value	13	12
Clean Energy Fuels Corp. (convertible notes)	—	Cost	—	100
Gastar Exploration Ltd.	—	Fair Value	—	8
Other	—	—	11	11
Total investments			$636	$728
FTS International, Inc. FTS International, Inc. (FTS), based in Fort Worth, Texas, is a privately held company which, through its subsidiaries, provides hydraulic fracturing and other services to oil and gas companies.
During the Current Period, we recorded positive equity method adjustments, prior to intercompany profit eliminations, of $5 million for our share of FTS’s net income and recorded accretion adjustments of $23 million related to the excess of our underlying equity in net assets of FTS over our carrying value. The carrying value of our investment in FTS was less than our underlying equity in net assets by approximately $344 million as of June 30, 2013, of which $31 million was attributed to goodwill. During the Current Period, the value attributed to goodwill decreased by $265 million, which represents our proportionate share, net of tax, of an impairment recorded by FTS related to its goodwill. The value not attributed to goodwill is being accreted over the nine-year estimated useful lives of the underlying assets. Additionally, in the Current Period, we purchased FTS common stock offered to existing stockholders for $3 million.
Chaparral Energy, Inc. Chaparral Energy, Inc., based in Oklahoma City, Oklahoma, is a private independent oil and natural gas company engaged in the production, acquisition and exploitation of oil and natural gas properties.
In the Current Period, we recorded a positive equity method adjustment of $3 million related to our share of Chaparral’s net income, a $3 million charge related to our share of its other comprehensive income, and an amortization adjustment of $2 million related to our carrying value in excess of our underlying equity in net assets. The carrying value of our investment in Chaparral was in excess of our underlying equity in net assets by approximately $50 million as of June 30, 2013. This excess is attributed to the natural gas and oil reserves held by Chaparral and is being amortized over the estimated life of these reserves based on a unit of production rate.
Sundrop Fuels, Inc. Sundrop Fuels, Inc., is a privately held cellulosic biofuels company based in Longmont, Colorado, that is constructing a nonfood biomass-based “green gasoline” plant.
In the Current Period, we recorded a $10 million charge related to our share of Sundrop’s net loss. The carrying value of our investment in Sundrop was in excess of our underlying equity in net assets by approximately $53 million as of June 30, 2013. This excess will be amortized over the life of the plant, once it is placed into service.
Twin Eagle Resource Management LLC. Twin Eagle Resource Management LLC is a natural gas trading and management firm. During the Current Period, we recorded a $4 million charge related to our share of Twin Eagle’s net loss.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

Maalt Specialized Bulk, LLC. Maalt Specialized Bulk, LLC (Maalt), is engaged in bulk transportation services of sand. During the Current Period, we recorded a nominal positive equity method adjustment related to our share of Maalt's net income.
Clean Energy Fuels Corp. Clean Energy Fuels Corp. (Nasdaq:CLNE) (Clean Energy), based in Seal Beach, California, builds and operates compressed natural gas (CNG) and liquefied natural gas (LNG) fueling stations; manufactures CNG and LNG equipment and technologies; converts vehicles to natural gas; and develops renewable natural gas production facilities.
As of June 30, 2013, we had an investment in Clean Energy common stock of $10 million which was classified as available-for-sale and reported at fair value. In the Current Period, the carrying value of our investment increased by $1 million as the common stock price of Clean Energy increased from $12.45 per share as of December 31, 2012 to $13.20 per share as of June 30, 2013. Through June 30, 2013, we had recorded a mark-to-market pre-tax gain of $3 million in accumulated other comprehensive income for this investment. Subsequent to June 30, 2013, we sold all of our shares of Clean Energy common stock for approximately $13 million.
In June 2013, we sold our $100 million investment in Clean Energy convertible notes for cash proceeds of $85 million. The buyer also assumed our commitment to purchase the third and final $50 million tranche of Clean Energy convertible notes. We recorded a $15 million loss related to this sale.
Gastar Exploration Ltd. Gastar Exploration Ltd. (NYSE MKT:GST) (Gastar), based in Houston, Texas, is an independent energy company engaged in the exploration, development and production of natural gas and oil in the U.S. In the Current Quarter, we sold our investment in Gastar for cash proceeds of $10 million.
Other. In June 2013, we sold an equity investment for cash proceeds of $6 million and recorded a $5 million gain associated with the transaction.

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
Consolidated VIE
Chesapeake Granite Wash Trust. For a discussion of the formation, operations and presentation of the Trust, please see Noncontrolling Interests in Note 6. The Trust is considered a VIE due to the lack of voting or similar decision-making rights by its equity holders regarding activities that have a significant effect on the economic success of the Trust. Our ownership in the Trust and our obligations under the development agreement and related drilling support lien constitute variable interests. We have determined that we are the primary beneficiary of the Trust because (i) we have the power to direct the activities that most significantly impact the economic performance of the Trust via our obligations to perform under the development agreement, and (ii) as a result of the subordination and incentive thresholds applicable to the subordinated units we hold in the Trust, we have the obligation to absorb losses and the right to receive residual returns that could potentially be significant to the Trust. As a result, we consolidate the Trust in our financial statements, and the common units of the Trust owned by third parties are reflected as a noncontrolling interest.
The Trust is a consolidated entity whose legal existence is separate from Chesapeake and our other consolidated subsidiaries, and the Trust is not a guarantor of any of Chesapeake’s debt. The creditors or beneficial holders of the Trust have no recourse to the general credit of Chesapeake; however, we have certain obligations to the Trust through the development agreement that are secured by a drilling support lien on our retained interest in the development wells up to a specified maximum amount recoverable by the Trust, which could result in the Trust acquiring all or a portion of our retained interest in the undeveloped portion of an area of mutual interest, if we do not meet our drilling commitment. In consolidation, as of June 30, 2013, approximately $352 million of net natural gas and oil properties, $21 million of current liabilities, $1 million of cash and cash equivalents, $4 million of short-term derivative liabilities and $1 million of long-term derivative assets were attributable to the Trust. We have presented parenthetically on the

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

face of the condensed consolidated balance sheets the assets of the Trust that can be used only to settle obligations of the Trust and the liabilities of the Trust for which creditors do not have recourse to the general credit of Chesapeake.
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
For assets outside of our full cost pool, the cost of assets retired or otherwise disposed of and the applicable accumulated depreciation are removed from accounts, and the resulting gain or loss is reflected as a component of operating expenses. A summary of our gains or losses by asset class for the Current Quarter, the Prior Quarter, the Current Period and the Prior Period is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	($ in millions)
Gathering systems and treating plants	$109	$—	$179	$1
Drilling rigs and equipment	—	(1)	(1)	(2)
Buildings and land	(1)	—	(23)	—
Other	1	1	3	3
Total net gains on sales of fixed assets	$109	$—	$158	$2
Gathering Systems and Treating Plants
In the Current Quarter, our wholly owned midstream subsidiary, CMD, sold its wholly owned subsidiary, Granite Wash Midstream Gas Services, L.L.C. (GWMGS), to MarkWest Oklahoma Gas Company, L.L.C., a wholly owned subsidiary of MarkWest Energy Partners, L.P. (NYSE:MWE), for net proceeds of approximately $245 million, subject to post-closing adjustments. We recorded a $106 million pre-tax gain associated with this transaction. GWMGS owns certain midstream assets in the Anadarko Basin that service the Granite Wash and Hogshooter formations. The transaction with MWE included long-term fixed-fee agreements for gas gathering, compression, treating and processing services.
In the Current Period, we sold our interest in certain gathering system assets in Pennsylvania to Western Gas Partners, LP (NYSE:WES) for proceeds of approximately $134 million. We recorded a $56 million pre-tax gain associated with this transaction.
Buildings and Land
In the Current Period, the net losses on sales of buildings and land were primarily from the sale of certain of our buildings and land in our Barnett Shale operating area.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

12.	Impairments of Fixed Assets and Other
We test our long-lived assets, other than natural gas and oil properties, for recoverability whenever events or changes in circumstances indicate that carrying amounts may not be recoverable and recognize an impairment loss if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. A summary of our impairments of fixed assets and other by asset class for the Current Quarter, the Prior Quarter, the Current Period and the Prior Period is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	($ in millions)
Buildings and land	$213	$219	$239	$219
Drilling rigs and equipment	4	24	4	24
Other	14	—	15	—
Total impairments	$231	$243	$258	$243
Buildings and Land
In the Current Quarter, we determined we would sell certain of our buildings and land (other than our core campus) in the Oklahoma City area. These assets are being actively marketed and we believe it is probable that these assets will be sold over the next 12 months. As a result, these assets qualified as held for sale as of June 30, 2013. We recognized an impairment loss of $134 million during the Current Quarter on these assets for the difference between the carrying amount and fair value of the assets, less the anticipated costs to sell.
Given the impairment losses associated with these assets, we tested other non-core buildings and land that we own in the Oklahoma City area for recoverability in the Current Quarter. Our estimate of the future undiscounted cash flows for these assets was less than their carrying amounts, and we recognized an additional impairment loss of $44 million on these assets for the difference between the carrying amount and fair value of the assets. We measured the fair value of these assets based on prices from orderly sales transactions for comparable properties between market participants and, in certain cases, discounted cash flows. The buildings and land are included in our other operations segment.
Due to a decrease in the estimated market prices of certain surface land classified as held for sale in the Fort Worth area, in the Current Quarter we recognized an additional impairment loss of $29 million. See below for discussion of the impairment of Barnett surface land in the Prior Period. We measured the fair value of these assets based on recent prices from orderly sales transactions for comparable properties between market participants. The surface land is included in our other operations segment.
In the Current Period, we recognized an impairment loss of $26 million related to three office buildings in the Oklahoma City area. We received a purchase offer from a third party that we used to determine the fair value of the office buildings. As of June 30, 2013, the office buildings were classified as held for sale and included in our other operations segment. We anticipate selling the buildings in the 2013 second half.
In the Prior Period, we recognized $219 million of impairment losses associated with an office building and surface land located in our Barnett Shale operating area. Due to depressed natural gas prices, we initiated a significant reduction in our Barnett Shale operations. The change in business climate in the Barnett Shale required us to test these long-lived assets for recoverability in the Prior Period. We received a purchase offer from a third party that we used to determine the fair value of the office building and measured the fair value of the surface land using prices from orderly sales transactions for comparable properties between market participants. The office building and surface land are included in our other operations segment.
Drilling Rigs and Equipment
In the Prior Period, we recognized $15 million of impairment losses on five owned drilling rigs. A current expectation that the drilling rigs would have insufficient cash flow to recover carrying values and a change in the business climate

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

due to depressed natural gas prices led to the testing of the carrying value recoverability. We estimated the fair value of the drilling rigs using prices that would be received to sell each rig in an orderly transaction between market participants. Also, in the Prior Period, we recognized $9 million of impairment losses primarily related to drill pipe. The drilling rigs and equipment are included in our oilfield services operating segment.

13.	Employee Retirement and Other Termination Benefits
On April 1, 2013, Aubrey K. McClendon, the co-founder of the Company, ceased serving as President and Chief Executive Officer (CEO) and as a director of the Company pursuant to his agreement with the Board of Directors announced on January 29, 2013. Mr. McClendon’s departure from the Company was treated as a termination without cause under his employment agreement. On April 18, 2013, the Company and Mr. McClendon entered into a Founder Separation and Services Agreement, effective January 29, 2013, regarding his separation from employment and to facilitate the relationship between the Company and Mr. McClendon as joint working interest owners of oil and gas wells, leases and acreage. In the Current Period, we accrued for the termination benefits that will be afforded Mr. McClendon under the terms of his separation and services agreement.
In December 2012, Chesapeake announced that it had offered a voluntary separation program (VSP) to certain employees as part of the Company's ongoing efforts to improve efficiencies and reduce costs. The VSP was offered to approximately 275 employees who met criteria based upon a combination of age and years of Chesapeake service. Employees had until February 7, 2013 to respond, and 211 employees accepted the offer. Certain employees have a separation date in the 2013 second half. We are recognizing the expense related to their termination benefits over their remaining service period, including $6 million recognized in the Current Quarter.
In addition, we provide benefits under certain circumstances to other employees that retire from or are terminated by Chesapeake. We recorded the following expenses related to the termination benefits provided to Mr. McClendon, the VSP participants and others. A summary of our employee retirement and other termination benefits for the Current Quarter, the Prior Quarter, the Current Period and the Prior Period is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	($ in millions)
Termination benefits provided to Mr. McClendon:
Salary and bonus expense	$—	$—	$11	$—
Acceleration of 2008 performance bonus “claw-back” feature	—	—	11	—
Acceleration of stock-based compensation awards	—	—	22	—
Acceleration of performance share unit awards	—	—	13	—
Estimated aircraft usage benefits	—	—	7	—
Total termination benefits provided to Mr. McClendon	—	—	64	—

Termination benefits provided to VSP participants:
Salary and bonus expense	3	—	32	—
Acceleration of restricted stock awards	3	—	27	—
Other associated costs	—	—	3	—
Total termination benefits provided to VSP participants	6	—	62	—

Other termination benefits	1	1	14	1

Total employee retirement and other termination benefits	$7	$1	$140	$1

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

14.	Fair Value Measurements
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
Recurring Fair Value Measurement
Other Assets. Assets related to forfeited Company matches of employee contributions to Chesapeake’s 401(k) plan and deferred compensation plan are included in other current assets. The fair value of these assets is determined using quoted market prices as they consist of exchange traded securities.
Investments. The fair value of Chesapeake’s investment in Clean Energy Fuels Corp. (NASDAQ:CLNE) common stock is based on a quoted market price.
Other Liabilities. Liabilities related to Chesapeake’s deferred compensation plan are included in other current liabilities. The fair values of these liabilities are determined using quoted market prices, as the plan consists of exchange-traded mutual funds.
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

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

The following table provides fair value measurement information for financial assets (liabilities) measured at fair value on a recurring basis as of June 30, 2013:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
		($ in millions)
Financial Assets (Liabilities):
Other current assets	$84	$—	$—	$84
Investments	13	—	—	13
Other current liabilities	(78)	—	—	(78)
Derivatives:
Commodity assets	—	209	11	220
Commodity liabilities	—	(40)	(605)	(645)
Interest rate liabilities	—	(91)	—	(91)
Foreign currency liabilities	—	(27)	—	(27)
Total derivatives	—	51	(594)	(543)
Total	$19	$51	$(594)	$(524)
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

	Derivatives
	Commodity	Interest Rate
	($ in millions)
Beginning Balance as of January 1, 2013	$(1,016)	$—
Total gains (losses) (realized/unrealized):
Included in earnings(a)	362	(1)
Total purchases, issuances, sales and settlements:
Sales	—	1
Settlements	60	—
Ending Balance as of June 30, 2013	$(594)	$—

Beginning Balance as of January 1, 2012	$(1,654)	$—
Total gains (losses) (realized/unrealized):
Included in earnings(a)	548	2
Total purchases, issuances, sales and settlements:
Sales	—	(2)
Settlements	42	—
Ending Balance as of June 30, 2012	$(1,064)	$—
___________________________________________

(a)	Natural Gas, Oil and NGL Sales		Interest Expense

	2013	2012	2013	2012
	($ in millions)
Total gains (losses) included in earnings for the period	$362	$548	$(1)	$2
Change in unrealized gains (losses) relating to assets still held at reporting date	$353	$430	$—	$—

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
Quantitative Disclosures about Unobservable Inputs for Level 3 Fair Value Measurements

Instrument Type	Unobservable Input	Range	Weighted Average	Fair Value June 30, 2013
				($ in millions)
Oil Trades(a)	Oil price volatility curves	10.94% - 24.33%	17.22%	$(365)
Oil Basis Swaps(b)	Physical pricing point forward curves	$6.03 - $7.07	$6.55	$3
Natural Gas Trades(a)	Natural gas price volatility curves	20.25% - 37.87%	22.94%	$(225)
Natural Gas Basis Swaps(b)	Physical pricing point forward curves	($1.68) - ($0.04)	$(0.28)	$(7)
____________________________________________

(a)	Fair value is based on an estimate derived from option models.

(b)	Fair value is based on an estimate of discounted cash flows.
Nonrecurring Fair Value Measurements
In the Current Quarter, we determined we would sell certain of our buildings and land (other than our core campus) in the Oklahoma City area. Fair value measurements were applied with respect to these non-financial assets, measured on a nonrecurring basis, to determine impairments. We used the income approach, specifically discounted cash flows, for income-producing assets and the market approach for the remaining assets. As the fair values estimated using the market approach were based on recent prices from orderly sales transactions for comparable properties between market participants, the values of these properties are classified as Level 2. The discounted cash flow method includes the development of both current operating metrics as well as assumptions pertaining to the subsequent change of such metrics, including rent growth, operating expense growth and absorption. These assumptions are applied to a specified period to develop future cash flow projections that are then discounted to estimate fair value. Due to these assumptions, the values of these properties are classified as Level 3. See Note 12 for further discussion of the impairments recorded.
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

	June 30, 2013		December 31, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		($ in millions)
Current maturities of long-term debt (Level 1)	$—	$—	$463	$480
Long-term debt (Level 1)	$10,678	$11,479	$9,759	$10,457
Long-term debt (Level 2)	$2,363	$2,337	$2,378	$2,284

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

15.	Segment Information
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
Management evaluates the performance of our segments based upon income (loss) before income taxes. Revenues from the sale of natural gas, oil and NGL related to Chesapeake’s ownership interests by the marketing, gathering and compression operating segment are reflected as exploration and production revenues. Such amounts totaled $1.933 billion, $1.161 billion, $3.678 billion and $2.336 billion for the Current Quarter, the Prior Quarter, the Current Period and the Prior Period, respectively. The following table presents selected financial information for Chesapeake’s operating segments.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

	Exploration and Production	Marketing, Gathering and Compression	Oilfield Services	Other Operations	Intercompany Eliminations	Consolidated Total
	($ in millions)
Three Months Ended June 30, 2013:
Revenues	$2,406	$3,990	$582	$14	$(2,317)	$4,675
Intersegment revenues	—	(1,933)	(377)	(7)	2,317	—
Total revenues	$2,406	$2,057	$205	$7	$—	$4,675

Income (Loss) Before Income Taxes	$1,162	$158	$4	$(213)	$(102)	$1,009

Three Months Ended June 30, 2012:
Revenues	$2,117	$2,274	$506	$—	$(1,508)	$3,389
Intersegment revenues	—	(1,161)	(347)	—	1,508	—
Total revenues	$2,117	$1,113	$159	$—	$—	$3,389

Income (Loss) Before Income Taxes	$1,090	$1,089	$57	$(401)	$(135)	$1,700

Six Months Ended June 30, 2013:
Revenues	$3,858	$7,516	$1,127	$23	$(4,426)	$8,098
Intersegment revenues	—	(3,678)	(735)	(13)	4,426	—
Total revenues	$3,858	$3,838	$392	$10	$—	$8,098

Income (Loss) Before Income Taxes	$625	$272	$26	$451	$(200)	$1,174

Six Months Ended June 30, 2012:
Revenues	$3,185	$4,664	$953	$—	$(2,995)	$5,807
Intersegment revenues	—	(2,336)	(659)	—	2,995	—
Total revenues	$3,185	$2,328	$294	$—	$—	$5,807

Income (Loss) Before Income Taxes	$1,178	$1,156	$96	$(502)	$(234)	$1,694

As of June 30, 2013:
Total Assets	$37,983	$2,423	$1,780	$2,313	$(2,354)	$42,145

As of December 31, 2012:
Total Assets	$37,004	$2,291	$2,115	$2,529	$(2,328)	$41,611

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

16.	Condensed Consolidating Financial Information
Chesapeake Energy Corporation is a holding company, owns no operating assets, and has no significant operations independent of its subsidiaries. Our obligations under our outstanding senior notes and contingent convertible senior notes listed in Note 3 are fully and unconditionally guaranteed, jointly and severally, by certain of our wholly owned subsidiaries on a senior unsecured basis. Our oilfield services subsidiary, COS, and its subsidiaries are separately capitalized and are not guarantors of our senior notes or our other debt obligations, but are subject to the covenants and guarantees in the oilfield services revolving bank credit facility agreement referred to in Note 3 that limit their ability to pay dividends or distributions or make loans to Chesapeake. Our midstream subsidiary, CMD, and certain of its subsidiaries, including Chesapeake Midstream Operating, L.L.C. (CMO), were added as guarantors of our senior notes and certain other obligations in June 2012 upon the termination of the midstream credit facility. In December 2012 upon the sale of CMO to ACMP, CMO and its subsidiaries were then released as guarantors of our senior notes and of our other debt obligations and all prior year information was restated at that time to reflect CMO and its subsidiaries as non-guarantor subsidiaries and CMD and certain of its remaining subsidiaries as guarantor subsidiaries. Certain of our oilfield services subsidiaries and subsidiaries formed to invest in natural gas demand initiatives, subsidiaries with noncontrolling interests, consolidated variable interest entities, and certain de minimis subsidiaries are also non-guarantors.
Set forth below are condensed consolidating financial statements for Chesapeake Energy Corporation (parent) on a stand-alone, unconsolidated basis, and its combined guarantor and combined non-guarantor subsidiaries as of June 30, 2013 and December 31, 2012 and for the three and six months ended June 30, 2013 and 2012. The financial information may not necessarily be indicative of results of operations, cash flows or financial position had the subsidiaries operated as independent entities.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF JUNE 30, 2013
($ in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$—	$655	$22	$—	$677
Restricted cash	—	—	81	—	81
Other	95	2,550	686	(499)	2,832
Current assets held for sale	—	2	—	—	2
Intercompany receivable, net	25,923	—	—	(25,923)	—
Total Current Assets	26,018	3,207	789	(26,422)	3,592
PROPERTY AND EQUIPMENT:
Natural gas and oil properties, at cost based on full cost accounting, net	—	29,270	3,144	70	32,484
Other property and equipment, net	—	2,595	1,759	—	4,354
Property and equipment held for sale, net	—	510	1	—	511
Total Property and Equipment, Net	—	32,375	4,904	70	37,349
LONG-TERM ASSETS:
Other assets	121	1,331	124	(372)	1,204
Investments in subsidiaries and intercompany advances	3,117	(143)	—	(2,974)	—
TOTAL ASSETS	$29,256	$36,770	$5,817	$(29,698)	$42,145
CURRENT LIABILITIES:
Current liabilities	$311	$5,316	$474	$(499)	$5,602
Current liabilities held for sale	—	18	—	—	18
Intercompany payable, net	—	24,242	1,386	(25,628)	—
Total Current Liabilities	311	29,576	1,860	(26,127)	5,620
LONG-TERM LIABILITIES:
Long-term debt, net	12,008	—	1,049	—	13,057
Deferred income tax liabilities	595	2,829	130	(294)	3,260
Other long-term liabilities	307	1,248	821	(372)	2,004
Total Long-Term Liabilities	12,910	4,077	2,000	(666)	18,321
EQUITY:
Chesapeake stockholders’ equity	16,035	3,117	1,957	(5,074)	16,035
Noncontrolling interests	—	—	—	2,169	2,169
Total Equity	16,035	3,117	1,957	(2,905)	18,204
TOTAL LIABILITIES AND EQUITY	$29,256	$36,770	$5,817	$(29,698)	$42,145

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2012
($ in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$—	$228	$59	$—	$287
Restricted cash	—	—	111	—	111
Other	1	2,369	513	(337)	2,546
Current assets held for sale	—	—	4	—	4
Intercompany receivable, net	25,584	—	—	(25,584)	—
Total Current Assets	25,585	2,597	687	(25,921)	2,948
PROPERTY AND EQUIPMENT:
Natural gas and oil properties, at cost, based on full cost accounting, net	—	29,083	3,057	(222)	31,918
Other property and equipment, net	—	3,066	1,549	—	4,615
Property and equipment held for sale, net	—	255	379	—	634
Total Property and Equipment, Net	—	32,404	4,985	(222)	37,167
LONG-TERM ASSETS:
Other assets	217	1,396	261	(378)	1,496
Investments in subsidiaries and intercompany advances	2,241	(186)	—	(2,055)	—
TOTAL ASSETS	$28,043	$36,211	$5,933	$(28,576)	$41,611
CURRENT LIABILITIES:
Current liabilities	$789	$5,368	$426	$(338)	$6,245
Current liabilities held for sale	—	—	21	—	21
Intercompany payable, net	—	24,394	1,311	(25,705)	—
Total Current Liabilities	789	29,762	1,758	(26,043)	6,266
LONG-TERM LIABILITIES:
Long-term debt, net	11,089	—	1,068	—	12,157
Deferred income tax liabilities	361	2,425	127	(106)	2,807
Other liabilities	235	1,783	839	(372)	2,485
Total Long-Term Liabilities	11,685	4,208	2,034	(478)	17,449
EQUITY:
Chesapeake stockholders’ equity	15,569	2,241	2,141	(4,382)	15,569
Noncontrolling interests	—	—	—	2,327	2,327
Total Equity	15,569	2,241	2,141	(2,055)	17,896
TOTAL LIABILITIES AND EQUITY	$28,043	$36,211	$5,933	$(28,576)	$41,611

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2013
($ in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Natural gas, oil and NGL	$—	$2,241	$160	$5	$2,406
Marketing, gathering and compression	—	2,051	6	—	2,057
Oilfield services	—	—	598	(386)	212
Total Revenues	—	4,292	764	(381)	4,675
OPERATING EXPENSES:
Natural gas, oil and NGL production	—	274	14	—	288
Production taxes	—	57	2	—	59
Marketing, gathering and compression	—	2,026	2	—	2,028
Oilfield services	—	—	476	(299)	177
General and administrative	—	80	26	—	106
Employee retirement and other termination benefits	—	6	1	—	7
Natural gas, oil and NGL depreciation, depletion and amortization	—	589	56	—	645
Depreciation and amortization of other assets	—	45	73	(42)	76
Impairment of natural gas and oil properties	—	—	70	(70)	—
Impairments of fixed assets and other	—	224	7	—	231
Net gains on sales of fixed assets	—	(109)	—	—	(109)
Total Operating Expenses	—	3,192	727	(411)	3,508
INCOME FROM OPERATIONS	—	1,100	37	30	1,167
OTHER INCOME (EXPENSE):
Interest expense	(278)	(48)	(21)	243	(104)
Earnings (losses) on investments	—	23	—	—	23
Loss on sale of investment	—	(10)	—	—	(10)
Losses on purchases of debt	(70)	—	—	—	(70)
Other income	228	21	4	(250)	3
Equity in net earnings of subsidiary	655	(57)	—	(598)	—
Total Other Income (Expense)	535	(71)	(17)	(605)	(158)
INCOME BEFORE INCOME TAXES	535	1,029	20	(575)	1,009
INCOME TAX EXPENSE (BENEFIT)	(45)	412	8	9	384
NET INCOME	580	617	12	(584)	625
Net income attributable to noncontrolling interests	—	—	—	(45)	(45)
NET INCOME ATTRIBUTABLE TO CHESAPEAKE	580	617	12	(629)	580
Other comprehensive income (loss)	2	(2)	—	—	—
COMPREHENSIVE INCOME ATTRIBUTABLE TO CHESAPEAKE	$582	$615	$12	$(629)	$580

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2012
($ in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Natural gas, oil and NGL	$—	$2,009	$106	$2	$2,117
Marketing, gathering and compression	—	1,063	50	—	1,113
Oilfield services	—	—	506	(347)	159
Total Revenues	—	3,072	662	(345)	3,389
OPERATING EXPENSES:
Natural gas, oil and NGL production	—	329	6	—	335
Production taxes	—	40	1	—	41
Marketing, gathering and compression	—	1,070	26	—	1,096
Oilfield services	—	1	373	(265)	109
General and administrative	—	126	30	(1)	155
Employee retirement and other termination benefits	—	1	—	—	1
Natural gas, oil and NGL depreciation, depletion and amortization	—	553	35	—	588
Depreciation and amortization of other assets	—	43	75	(35)	83
Impairments of fixed assets and other	—	219	24	—	243
Net gains on sales of fixed assets	—	(1)	1	—	—
Total Operating Expenses	—	2,381	571	(301)	2,651
INCOME FROM OPERATIONS	—	691	91	(44)	738
OTHER INCOME (EXPENSE):
Interest expense	(231)	17	(25)	225	(14)
Earnings (losses) on investments	—	(88)	29	—	(59)
Gains on sale of investments	—	1,030	—	—	1,030
Other income	218	18	33	(264)	5
Equity in net earnings of subsidiary	980	(34)	—	(946)	—
Total Other Income (Expense)	967	943	37	(985)	962
INCOME BEFORE INCOME TAXES	967	1,634	128	(1,029)	1,700
INCOME TAX EXPENSE (BENEFIT)	(5)	651	49	(32)	663
NET INCOME	972	983	79	(997)	1,037
Net income attributable to noncontrolling interests	—	—	—	(65)	(65)
NET INCOME ATTRIBUTABLE TO CHESAPEAKE	972	983	79	(1,062)	972
Other comprehensive income (loss)	(3)	(20)	—	—	(23)
COMPREHENSIVE INCOME ATTRIBUTABLE TO CHESAPEAKE	$969	$963	$79	$(1,062)	$949

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2013
($ in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Natural gas, oil and NGL	$—	$3,562	$288	$8	$3,858
Marketing, gathering and compression	—	3,829	9	—	3,838
Oilfield services	—	—	1,152	(750)	402
Total Revenues	—	7,391	1,449	(742)	8,098
OPERATING EXPENSES:
Natural gas, oil and NGL production	—	570	25	—	595
Production taxes	—	108	4	—	112
Marketing, gathering and compression	—	3,767	5	—	3,772
Oilfield services	—	—	902	(570)	332
General and administrative	—	167	49	—	216
Employee retirement and other termination benefits	—	137	3	—	140
Natural gas, oil and NGL depreciation, depletion and amortization	—	1,180	113	—	1,293
Depreciation and amortization of other assets	—	93	144	(83)	154
Impairment of natural gas and oil properties	—	—	161	(161)	—
Impairments of fixed assets and other	—	251	7	—	258
Net gains on sales of fixed assets	—	(158)	—	—	(158)
Total Operating Expenses	—	6,115	1,413	(814)	6,714
INCOME (LOSS) FROM OPERATIONS	—	1,276	36	72	1,384
OTHER INCOME (EXPENSE):
Interest expense	(496)	(51)	(42)	465	(124)
Earnings (losses) on investments	—	(4)	—	—	(4)
Impairment of investment	—	(10)	—	—	(10)
Losses on sales of investments	—	(10)	—	—	(10)
Losses on purchases of debt	(70)	—	—	—	(70)
Other income	443	35	7	(477)	8
Equity in net earnings of subsidiary	715	(144)	—	(571)	—
Total Other Income (Expense)	592	(184)	(35)	(583)	(210)
INCOME BEFORE INCOME TAXES	592	1,092	1	(511)	1,174
INCOME TAX EXPENSE (BENEFIT)	(47)	470	—	23	446
NET INCOME	639	622	1	(534)	728
Net income attributable to noncontrolling interests	—	—	—	(89)	(89)
NET INCOME ATTRIBUTABLE TO CHESAPEAKE	639	622	1	(623)	639
Other comprehensive income	—	12	—	—	12
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CHESAPEAKE	$639	$634	$1	$(623)	$651

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2012
($ in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Natural gas, oil and NGL	$—	$3,053	$130	$2	$3,185
Marketing, gathering and compression	—	2,235	93	—	2,328
Oilfield services	—	—	955	(661)	294
Total Revenues	—	5,288	1,178	(659)	5,807
OPERATING EXPENSES:
Natural gas, oil and NGL production	—	678	7	—	685
Production taxes	—	87	2	—	89
Marketing, gathering and compression	—	2,239	53	—	2,292
Oilfield services	—	1	728	(524)	205
General and administrative	—	235	56	—	291
Employee retirement and other termination benefits	—	1	—	—	1
Natural gas, oil and NGL depreciation, depletion and amortization	—	1,045	49	—	1,094
Depreciation and amortization of other assets	—	88	147	(69)	166
Impairments of fixed assets and other	—	219	24	—	243
Net gains on sales of fixed assets	—	(2)	—	—	(2)
Total Operating Expenses	—	4,591	1,066	(593)	5,064
INCOME FROM OPERATIONS	—	697	112	(66)	743
OTHER INCOME (EXPENSE):
Interest expense	(392)	15	(43)	394	(26)
Earnings (losses) on investments	—	(119)	55	—	(64)
Gain on sale of investment	—	1,030	—	—	1,030
Other income	381	27	67	(464)	11
Equity in net earnings of subsidiary	951	(52)	—	(899)	—
Total Other Income (Expense)	940	901	79	(969)	951
INCOME BEFORE INCOME TAXES	940	1,598	191	(1,035)	1,694
INCOME TAX EXPENSE (BENEFIT)	(4)	644	74	(53)	661
NET INCOME	944	954	117	(982)	1,033
Net income attributable to noncontrolling interests	—	—	—	(89)	(89)
NET INCOME ATTRIBUTABLE TO CHESAPEAKE	944	954	117	(1,071)	944
Other comprehensive income (loss)	—	(15)	—	—	(15)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CHESAPEAKE	$944	$939	$117	$(1,071)	$929

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2013
($ in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES	$—	$1,933	$297	$(25)	$2,205
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to proved and unproved properties	—	(3,238)	(457)	—	(3,695)
Proceeds from divestitures of proved and unproved properties	—	1,834	61	—	1,895
Additions to other property and equipment	—	(316)	(190)	—	(506)
Other investing activities	—	161	440	130	731
Cash used in investing activities	—	(1,559)	(146)	130	(1,575)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facilities borrowings	—	6,013	546	—	6,559
Payments on credit facilities borrowings	—	(6,013)	(565)	—	(6,578)
Proceeds from issuance of senior notes, net of discount and offering costs	2,274	—	—	—	2,274
Cash paid to purchase debt	(1,874)	—	—	—	(1,874)
Proceeds from sales of noncontrolling interests	—	5	—	—	5
Other financing activities	(245)	(292)	16	(105)	(626)
Intercompany advances, net	(155)	340	(185)	—	—
Cash provided by financing activities	—	53	(188)	(105)	(240)
Net increase (decrease) in cash and cash equivalents	—	427	(37)	—	390
Cash and cash equivalents, beginning of period	—	228	59	—	287
Cash and cash equivalents, end of period	$—	$655	$22	$—	$677

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2012
($ in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES	$—	$1,846	$128	$(945)	$1,029
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to proved and unproved properties	—	(6,693)	(222)	—	(6,915)
Proceeds from divestitures of proved and unproved properties	—	1,555	—	—	1,555
Additions to other property and equipment	—	(429)	(882)	—	(1,311)
Other investing activities	—	3,426	(171)	(1,505)	1,750
Cash used in investing activities	—	(2,141)	(1,275)	(1,505)	(4,921)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facilities borrowings	—	7,990	2,114	—	10,104
Payments on credit facilities borrowings	—	(9,709)	(1,883)	—	(11,592)
Proceeds from issuance of senior notes, net of discount and offering costs	1,263	—	—	—	1,263
Proceeds from issuance of term loans, net of discount and offering costs	3,789	—	—	—	3,789
Proceeds from sales of noncontrolling interests	—	—	1,039	—	1,039
Other financing activities	(235)	117	(2,363)	2,450	(31)
Intercompany advances, net	(4,817)	2,807	2,010	—	—
Cash provided by financing activities	—	1,205	917	2,450	4,572
Change in cash and cash equivalents classified in current assets held for sale	—	—	(7)	—	(7)
Net increase in cash and cash equivalents	—	910	(237)	—	673
Cash and cash equivalents, beginning of period	—	1	350	—	351
Cash and cash equivalents, end of period	$—	$911	$113	$—	$1,024

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

17.	Recently Issued Accounting Standards
The Financial Accounting Standards Board (FASB) recently issued the following standards:
Recently Adopted Accounting Standards
In February 2012, the FASB issued guidance changing the presentation requirements of significant reclassifications out of accumulated other comprehensive income in their entirety and their corresponding effect on net income. We adopted this standard in the first quarter of 2013 and it did not have a material impact on our financial statements.
In December 2011 and January 2013, the FASB issued guidance amending and expanding disclosure requirements about offsetting and related arrangements associated with derivatives. We adopted this standard in the first quarter of 2013 and it did not have a material impact on our financial statements.
Recently Issued Accounting Standards
In February 2013, the FASB issued guidance on the recognition, measurement and disclosure obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. We will adopt this standard effective January 1, 2014. We do not expect the adoption to have a material impact on our financial statements.

18.	Subsequent Events
On July 12, 2013, we sold assets in the Haynesville Shale to EXCO Operating Company, LP (EXCO) for net proceeds of approximately $257 million. Receipt of up to an additional $32 million of net proceeds is subject to customary post-closing contingencies. The assets sold included our operated and non-operated interests in approximately 9,600 net acres in DeSoto and Caddo parishes, Louisiana. Average net daily production from the Haynesville properties was approximately 90 mmcfe during June 2013.
On July 15, 2013, we retired at maturity the remaining $247 million aggregate principal amount outstanding of our 7.625% Senior Notes due 2013.
On July 31, 2013, we sold assets in the northern Eagle Ford Shale to EXCO for net proceeds of approximately $617 million. Receipt of up to an additional $70 million of net proceeds is subject to customary post-closing contingencies. The assets sold included approximately 55,000 net acres in Zavala, Dimmit, La Salle and Frio counties, Texas, including approximately 120 producing wells with average net daily production of approximately 6,150 barrels of oil equivalent during June 2013.
On August 1, 2013, CMD sold its wholly owned midstream subsidiary, Mid-America Midstream Gas Services, L.L.C. (MAMGS), to SemGas, L.P. (SemGas), a wholly owned subsidiary of SemGroup Corporation, for net proceeds of approximately $306 million, subject to post-closing adjustments. MAMGS owns certain gathering and processing assets located in the Mississippi Lime play, and the transaction with SemGas included a new long-term fixed-fee gathering and processing agreement covering acreage dedication areas in the Mississippi Lime play.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Financial Data
The following table sets forth certain information regarding our production volumes, natural gas, oil and natural gas liquids (NGL) sales, average sales prices received, other operating income and expenses for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net Production:
Natural gas (bcf)	277.6	275.4	550.8	546.3
Oil (mmbbl)	10.5	7.3	19.8	13.3
NGL (mmbbl)	4.8	4.5	9.6	8.9
Natural gas equivalent (bcfe)(a)	369.4	346.5	727.5	679.4
Natural Gas, Oil and NGL Sales ($ in millions):
Natural gas sales	$779	$336	$1,352	$815
Natural gas derivatives – realized gains (losses)(b)	(53)	182	(45)	339
Natural gas derivatives – unrealized gains (losses)	347	(164)	68	(311)
Total natural gas sales	1,073	354	1,375	843
Oil sales	975	656	1,859	1,247
Oil derivatives – realized gains (losses)(b)	14	15	10	(19)
Oil derivatives – unrealized gains (losses)	229	955	361	817
Total oil sales	1,218	1,626	2,230	2,045
NGL sales	115	120	253	272
NGL derivatives – realized gains (losses)(b)	—	(2)	—	(9)
NGL derivatives – unrealized gains (losses)	—	19	—	34
Total NGL sales	115	137	253	297
Total natural gas, oil and NGL sales	$2,406	$2,117	$3,858	$3,185
Average Sales Price (excluding gains (losses) on derivatives):
Natural gas ($ per mcf)	$2.81	$1.22	$2.45	$1.49
Oil ($ per bbl)	$92.53	$89.49	$93.79	$93.49
NGL ($ per bbl)	$24.22	$26.40	$26.26	$30.68
Natural gas equivalent ($ per mcfe)	$5.06	$3.21	$4.76	$3.43
Average Sales Price (excluding unrealized gains (losses) on derivatives)(b):
Natural gas ($ per mcf)	$2.62	$1.88	$2.37	$2.11
Oil ($ per bbl)	$93.81	$91.58	$94.29	$92.06
NGL ($ per bbl)	$24.22	$25.94	$26.26	$29.68
Natural gas equivalent ($ per mcfe)	$4.96	$3.77	$4.71	$3.89
Other Operating Income(c) ($ in millions):
Marketing, gathering and compression net margin	$29	$17	$66	$36
Oilfield services net margin	$35	$50	$70	$89
Other Operating Income(c) ($ per mcfe):
Marketing, gathering and compression net margin	$0.08	$0.05	$0.09	$0.05
Oilfield services net margin	$0.09	$0.14	$0.10	$0.13

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Expenses ($ per mcfe):
Natural gas, oil and NGL production	$0.78	$0.97	$0.82	$1.01
Production taxes	$0.16	$0.12	$0.15	$0.13
General and administrative expenses(d)	$0.29	$0.45	$0.30	$0.43
Natural gas, oil and NGL depreciation, depletion and amortization	$1.75	$1.70	$1.78	$1.61
Depreciation and amortization of other assets	$0.21	$0.24	$0.21	$0.25
Interest expense(e)	$0.14	$0.06	$0.09	$0.04
Interest Expense ($ in millions):
Interest expense	$54	$21	$70	$28
Interest rate derivatives – realized (gains) losses	(1)	(1)	(3)	—
Interest rate derivatives – unrealized (gains) losses	51	(6)	57	(2)
Total interest expense	$104	$14	$124	$26
___________________________________________

(a)
Natural gas equivalent is based on six mcf of natural gas to one barrel of oil or one barrel of NGL. This ratio reflects an energy content equivalency and not a price or revenue equivalency. Given recent natural gas, oil and NGL prices, the price for an mcf of natural gas is significantly less than the price for an mcfe of oil or NGL.

(b)	Includes settlements for commodity derivatives adjusted for option premiums. For derivatives closed early, settlements are reflected in the period of original contract expiration.

(c)
Includes revenue and operating costs and excludes depreciation and amortization and impairments. See Depreciation and Amortization of Other Assets and Impairments of Fixed Assets and Other under Results of Operations for details of the depreciation and amortization and impairments of assets associated with our marketing, gathering and compression and oilfield services operating segments.

(d)	Includes stock-based compensation.

(e)	Includes the effects of realized (gains) losses from interest rate derivatives, but excludes the effects of unrealized (gains) losses and is net of amounts capitalized.
Overview
We are currently the second-largest producer of natural gas, the eleventh-largest producer of liquids and the most active driller of onshore wells in the U.S. The Company has built a large resource base of onshore U.S. unconventional natural gas and liquids assets with leading positions in unconventional natural gas plays in the Haynesville/Bossier Shales in northwestern Louisiana and East Texas, the Marcellus Shale in the northern Appalachian Basin of West Virginia and Pennsylvania, and the Barnett Shale in the Fort Worth Basin of north-central Texas, and in unconventional liquids-rich plays in the Eagle Ford Shale in South Texas, the Utica Shale in Ohio, West Virginia and Pennsylvania, the Granite Wash/Hogshooter, Cleveland, Tonkawa and Mississippi Lime plays in the Anadarko Basin in northwestern Oklahoma, the Texas Panhandle and southern Kansas, and the Niobrara Shale in the Powder River Basin in Wyoming. We have also vertically integrated many of our operations and own substantial marketing, compression and oilfield services businesses.
Chesapeake is pursuing the following four strategic initiatives aimed at accelerating the value that can be realized from the resource base we have assembled over the years:

•
Strengthening Financial Discipline. Financial discipline is key to improving returns on capital, increasing capital allocated to drilling and completion activities, balancing capital expenditures with cash flow from operations, decreasing financial risk and complexity, effecting an overall reduction in costs and achieving investment grade metrics.

•
Developing and Evaluating Existing Assets. We are focusing our drilling on the core of the core of our leasehold positions, continuing to improve our liquids production mix, optimizing our portfolio by implementing a capital allocation process to identify the highest quality projects for funding, and selling noncore assets and noncore affiliates that do not increase our competitive position over the long term.

•
Heightening Operational Excellence. Our operational excellence efforts are evidenced in faster spud-to-spud cycle times, process improvements and careful attention to safety, regulatory compliance and environmental stewardship measures.

•
Increasing Capital Efficiency. Gaining greater capital efficiency allows us to deliver attractive profit margins and financial returns through all phases of the commodity price cycle. We are seeing increased efficiencies through drilling on pre-existing pads and leveraging first-well investments.

We own interests in approximately 45,900 producing natural gas and oil wells that are currently producing approximately 4.0 bcfe per day, net to our interest. Our Current Quarter production of 369 bcfe consisted of 278 bcf of natural gas (75% on a natural gas equivalent basis), 10.5 mmbbls of oil (17% on a natural gas equivalent basis) and 4.8 mmbbls of NGL (8% on a natural gas equivalent basis). Liquids represented 25% of total production during the Current Quarter, up from 21% in the Prior Quarter. Our daily production for the Current Quarter averaged approximately 4.1 bcfe, an increase of 7% from the Prior Quarter and an increase of 2% from the 2013 first quarter. During the Current Quarter, average daily oil production increased 44% over the Prior Quarter and 12% over the 2013 first quarter, average daily NGL production increased 5% over the Prior Quarter and decreased 4% over the 2013 first quarter, and average daily natural gas production increased 1% over the Prior Quarter and 2013 first quarter.
In the Current Quarter, we operated an average of 76 rigs, a decrease of seven rigs compared to the 2013 first quarter, and invested approximately $1.6 billion in drilling and completion costs, bringing Current Period drilling and completion costs to approximately $3.1 billion. Drilling and completion costs were higher in the Current Quarter than the 2013 first quarter as Chesapeake drilled and completed more wells than in the 2013 first quarter. Based on planned activity levels for the second half of 2013, we project that 2013 full-year drilling and completion costs will be $5.7 - $6.0 billion.
Net expenditures for the acquisition of unproved properties were approximately $55 million during the Current Quarter and approximately $100 million for the Current Period. We are projecting to acquire $300 - $350 million of unproved properties for the 2013 full year, net of reimbursements from our joint venture partners. Other capital expenditures were approximately $190 million during the Current Quarter and approximately $535 million for the Current Period.
As a reflection of our focus on financial discipline, average production expenses during the Current Quarter decreased 20% from the Prior Quarter. General and administrative expenses (excluding stock-based compensation) decreased 36% from the Prior Quarter.
Recent Developments
Management and Board Changes
On June 17, 2013, Robert Douglas (Doug) Lawler, 46, joined Chesapeake as President and Chief Executive Officer (CEO) and a member of the Board of Directors. Mr. Lawler was previously employed for 25 years by Anadarko Petroleum Corporation (NYSE:APC) and Kerr-McGee Corporation, where he served in multiple engineering and leadership positions within a diverse geographic portfolio including U.S. onshore, deepwater Gulf of Mexico and international assets. His positions at Anadarko included Senior Vice President, International and Deepwater Operations and member of Anadarko's Executive Committee from July 2012 to May 2013; Vice President, International Operations from December 2011 to July 2012; Vice President, Operations for the Southern and Appalachia Region from March 2009 to July 2012; and Vice President, Corporate Planning from August 2008 to March 2009. He also held a variety of positions with increasing responsibility within Anadarko’s operations, business planning and analysis departments following Anadarko's acquisition of Kerr-McGee in August 2006. Mr. Lawler began his career in 1988 with Kerr-McGee.

Upon the commencement of Mr. Lawler's employment, Steven C. Dixon ceased serving as Acting CEO and the Office of the Chairman was discontinued. Archie W. Dunham, Mr. Dixon and Domenic J. Dell'Osso, Jr. continue to serve in their roles as non-executive Chairman of the Board, Executive Vice President of Operations and Geosciences and Chief Operating Officer, and Executive Vice President and Chief Financial Officer, respectively.

On May 3, 2013, the Board of Directors accepted the resignation of director Louis A. Simpson and appointed Thomas L. Ryan, President and CEO and a director of Service Corporation International (NYSE:SCI), to fill the vacancy and appointed Mr. Ryan to the Audit Committee. Mr. Ryan replaced R. Brad Martin on the Audit Committee and Mr. Martin was appointed chairman of the Nominating, Governance and Social Responsibility Committee.

On April 1, 2013, Aubrey K. McClendon, the co-founder of the Company, ceased serving as President and CEO and as a director of the Company pursuant to his agreement with the Board of Directors announced on January 29, 2013. On April 18, 2013, Chesapeake and Mr. McClendon entered into a Founder Separation and Services Agreement, Founder Joint Operating Services Agreement and Map Sale Rescission Agreement, which govern certain aspects of Mr. McClendon's separation from the Company. See Note 13 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for a discussion of the termination benefits received by Mr. McClendon.
Rescission of Map Sale
On July 26, 2013, the Company and Mr. McClendon rescinded the December 2008 sale of an antique map collection pursuant to the terms of a settlement agreement terminating pending shareholder litigation that was approved by the District Court of Oklahoma County, Oklahoma on January 30, 2012. On May 23, 2013, following appeals to the Oklahoma Supreme Court, the settlement was affirmed, the appeal of a related books and records action was dismissed and a petition for writ of certiorari was dismissed. The Company returned the subject maps to Mr. McClendon as provided in the Map Sale Rescission Agreement, and Mr. McClendon paid the Company $12 million plus interest. The Company had previously substantially complied with the requirements to adopt and/or implement a variety of corporate governance measures enumerated in the settlement agreement.
Senior Notes Offering; Tender Offers; Redemption of 6.775% Senior Notes due 2019; Retirement of 7.625% Senior Notes due 2013
On April 1, 2013, we issued $2.3 billion in aggregate principal amount of senior notes at par. The offering included three series of notes: $500 million in aggregate principal amount of 3.25% Senior Notes due 2016; $700 million in aggregate principal amount of 5.375% Senior Notes due 2021; and $1.1 billion in aggregate principal amount of 5.75% Senior Notes due 2023. We used a portion of the net proceeds of $2.274 billion to repay outstanding indebtedness under our corporate revolving bank credit facility and purchase certain senior notes. We purchased $217 million in aggregate principal amount of our 7.625% Senior Notes due 2013 for $221 million and $377 million in aggregate principal amount of our 6.875% Senior Notes due 2018 for $405 million pursuant to tender offers which expired on April 12, 2013. In addition, on May 13, 2013, we redeemed $1.3 billion in aggregate principal amount of our 6.775% Senior Notes due 2019 (the “2019 Notes”) at par pursuant to a notice of special early redemption. As described in the following paragraph, the notice has been the subject of recent litigation. On July 15, 2013, we retired at maturity the remaining $247 million aggregate principal amount outstanding of our 7.625% Senior Notes due 2013.

In March 2013, the Company brought suit in the U.S. District Court for the Southern District of New York against The Bank of New York Mellon Trust Company, N.A. (BNY Mellon), the indenture trustee for the 2019 Notes. The Company sought a declaration that the notice it issued on March 15, 2013 to redeem all of the 2019 Notes at par (plus accrued interest through the redemption date) was timely and effective pursuant to the special early redemption provision of the supplemental indenture governing the 2019 Notes. BNY Mellon asserted that the March 15, 2013 notice was not effective to redeem the 2019 Notes at par because it was not timely for that purpose and because of the specific phrasing in the notice that provided that it would not be effective unless the Court concluded it was timely. The Court conducted a trial on the matter in late April and on May 8, 2013, ruled in the Company's favor. On May 14, 2013, BNY Mellon filed an appeal of the decision with the United States Court of Appeals for the Second Circuit and the appeal is currently pending.
Recent Sales
An essential part of our business strategy in 2013 is using the proceeds from asset sales to fund the spending gap between cash flow from operations and our capital expenditures and to reduce our indebtedness. In 2013, through August 1, we sold natural gas and oil properties, midstream and other assets that we deemed were noncore or did not fit our long-term plans and we entered into a strategic joint venture for aggregate net proceeds of approximately $3.6 billion, approximately $2.4 billion of which we received in the Current Period. Also, see Note 8 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for a discussion of the drilling carries we continue to receive through our prior strategic joint ventures.
On August 1, 2013, our wholly owned subsidiary, Chesapeake Midstream Development, L.L.C. (CMD), sold its wholly owned midstream subsidiary, Mid-America Midstream Gas Services, L.L.C. (MAMGS), to SemGas, L.P. (SemGas), a wholly owned subsidiary of SemGroup Corporation, for net proceeds of approximately $306 million, subject to post-closing adjustments. MAMGS owns certain gathering and processing assets located in the Mississippi

Lime play, and the transaction with SemGas included a new long-term fixed-fee gathering and processing agreement covering acreage dedication areas in the Mississippi Lime play.
On July 31, 2013, we sold assets in the northern Eagle Ford Shale to EXCO Operating Company, LP (EXCO) for net proceeds of approximately $617 million. Receipt of up to an additional $70 million of net proceeds is subject to customary post-closing contingencies. The assets sold included approximately 55,000 net acres in Zavala, Dimmit, La Salle and Frio counties, Texas, including approximately 120 producing wells with average net daily production of approximately 6,150 barrels of oil equivalent during June 2013.
On July 12, 2013, we sold assets in the Haynesville Shale to EXCO for net proceeds of approximately $257 million. Receipt of up to an additional $32 million of net proceeds is subject to customary post-closing contingencies. The assets sold included our operated and non-operated interests in approximately 9,600 net acres in DeSoto and Caddo parishes, Louisiana. Average net daily production from the Haynesville properties was approximately 90 mmcfe during June 2013.
On June 28, 2013, we completed a strategic joint venture with Sinopec International Petroleum Exploration and Production Corporation (“Sinopec”) in which Sinopec purchased a 50% undivided interest in approximately 850,000 acres in the Mississippi Lime play in northern Oklahoma (425,000 acres net to Sinopec). Total consideration for the transaction was approximately $1.110 billion in cash, of which $1.040 billion of net proceeds, or 94%, was received upon closing. Receipt of up to an additional $70 million of net proceeds is subject to customary post-closing contingencies. The assets conveyed to Sinopec produced approximately 9,600 barrels of liquids and 54 mmcf of natural gas per day during the 2013 first quarter. All future exploration and development costs in the joint venture will be shared proportionately between the parties with no drilling carries involved.
On May 8, 2013, CMD sold its wholly owned subsidiary, Granite Wash Midstream Gas Services, L.L.C. (GWMGS), to MarkWest Oklahoma Gas Company, L.L.C., a wholly owned subsidiary of MarkWest Energy Partners, L.P. (NYSE: MWE), for net proceeds of approximately $245 million, subject to post-closing adjustments. GWMGS owns certain midstream assets in the Anadarko Basin that service the Granite Wash and Hogshooter formations. The transaction with MWE included long-term fixed-fee agreements for gas gathering, compression, treating and processing services.
On March 8, 2013, CMD sold its interest in certain gathering system assets in Pennsylvania to Western Gas Partners, LP (NYSE:WES) for net proceeds of approximately $134 million.
Liquidity and Capital Resources
Liquidity Overview
As of June 30, 2013, we had approximately $4.747 billion in cash availability (defined as unrestricted cash on hand plus borrowing capacity under our revolving bank credit facilities) compared to $4.338 billion as of December 31, 2012. During the Current Period, we increased our debt, net of unrestricted cash, by approximately $47 million, to $12.380 billion. As of June 30, 2013, we had negative working capital of approximately $2.028 billion compared to negative working capital of approximately $3.318 billion as of December 31, 2012. Working capital deficits have historically existed because our capital spending generally has exceeded our cash flow from operations.
Our business is capital intensive. During the Current Period, our capital expenditures exceeded cash flow from operations, and we filled this spending gap with borrowings and proceeds from our Sinopec joint venture and sales of assets that we determined were noncore or did not fit our long-term plans. We project that our capital expenditures will continue to exceed our cash flow from operations in 2013, although we expect the gap in 2013 will be significantly smaller than in 2012 and will be fully covered by asset sales proceeds. In addition, as of June 30, 2013, we had full availability under our corporate revolving bank credit facility, providing significant additional liquidity if necessary.
To add certainty to future estimated cash flows, we currently have downside price protection, in the form of over-the-counter derivative contracts, on approximately 94% of our remaining forecasted 2013 natural gas, oil and NGL revenue, including downside price protection on approximately 79% of our remaining 2013 estimated natural gas production at an average price of $3.70 per mcf and 94% of our remaining 2013 estimated oil production at an average price of $95.64 per bbl. Our use of derivative contracts allows us to reduce the effect of price volatility on our cash flows and EBITDA (defined as earnings before interest, taxes, depreciation, depletion and amortization), but the amount of production subject to derivative contracts for any period depends on our outlook on future prices and risk assessment.

Based on our forecasted operating cash flow for 2013, which takes into account our current derivative contracts, and considering our 2013 forecasted capital expenditures, which are approximately 45% less than our 2012 capital expenditures, we are expecting a funding gap of approximately $3.5 billion for 2013. In 2013, through August 1, net proceeds of approximately $3.6 billion from asset sales have fully funded this gap, and proceeds from asset sales contemplated for later in the year may be used to reduce long-term debt and further enhance our financial liquidity.
As part of our asset sales planning and capital expenditure budgeting process, we closely monitor the resulting effects on the amounts and timing of our sources and uses of funds, particularly as they affect our ability to maintain compliance with the financial covenants of our corporate revolving bank credit facility. While asset sales enhance our ability to reduce debt, sales of producing natural gas and oil properties may adversely affect the amount of cash flow and EBITDA we generate and reduce the amount and value of collateral available to secure our obligations, both of which can be exacerbated by low prices for our production. In September 2012, we obtained an amendment to our corporate revolving bank credit facility agreement that increased the required 4.00 to 1.00 indebtedness to EBITDA ratio for the quarter ended September 30, 2012 and the four subsequent quarters. See Note 3 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for discussion of the terms of the amendment and the early termination of its provisions on June 28, 2013. Without the amendment, we would have been unable to reduce our indebtedness sufficiently as of September 30, 2012 to maintain our covenant compliance, primarily because the closing of certain asset sales transactions occurred in the 2012 fourth quarter and not in September 2012 as we had anticipated. At the end of each of the subsequent three quarters, including the quarter ended June 30, 2013, our indebtedness to EBITDA ratio was less than 4.00 to 1.00, the ratio currently in effect and that existed prior to the amendment. Failure to maintain compliance with the covenants of our revolving bank credit facility agreement could result in the acceleration of outstanding indebtedness under the facility and lead to cross defaults under our senior note and contingent convertible senior note indentures, secured hedging facility, equipment master lease agreements and term loan.
Based upon our capital expenditure budget, our forecasted operating cash flow and projected levels of indebtedness, we are projecting that we will be in compliance with the financial maintenance covenants of our corporate revolving bank credit facility, and we will have adequate liquidity, over the next twelve months. Further, we expect to meet in the ordinary course of business other contractual cash commitments to third parties pursuant to various, agreements described in Contractual Obligations and Off-Balance Sheet Arrangements below and in Note 4 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report, recognizing that we may be required to meet such commitments even if our business plan assumptions were to change. We believe the assumptions underlying our budget for this period are reasonable and that we have adequate flexibility, including the ability to adjust discretionary capital expenditures and other spending, to adapt to potential negative developments if needed.

Sources of Funds
The following table presents the sources of our cash and cash equivalents for the Current Period and the Prior Period. See Recent Sales above and Notes 6, 8, 9 and 11 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion of sales of natural gas and oil assets, other assets, investments, and preferred interests and noncontrolling interests in subsidiaries.

	Six Months Ended June 30,
	2013	2012
	($ in millions)
Cash provided by operating activities	$2,205	$1,029
Sales of natural gas and oil assets:
Natural gas and oil properties	1,856	674
Volumetric production payment	—	744
Joint venture leasehold	39	137
Total sales of natural gas and oil assets	1,895	1,555
Other sources of cash and cash equivalents:
Sales of other property and equipment	459	79
Sale of preferred interest and ORRI in CHK C-T	—	1,250
Proceeds from long-term debt, net	2,274	5,052
Proceeds from sales of investments	102	2,000
Other	201	135
Total other sources of cash and cash equivalents	3,036	8,516
Total sources of cash and cash equivalents	$7,136	$11,100
Cash provided by operating activities is a source of liquidity we use to fund capital expenditures, pay dividends and repay debt. Cash provided by operating activities was $2.205 billion in the Current Period compared to $1.029 billion in the Prior Period. The increase in cash provided by operating activities is primarily the result of an increase in realized natural gas and oil prices (excluding the effect of unrealized gains or losses on derivatives and partially offset by lower NGL prices) from $3.89 per mcfe in the Prior Period to $4.71 per mcfe in the Current Period, an increase in sales volumes and decreases in certain of our operating expenses per unit. Changes in cash flow from operations are largely due to the same factors that affect our net income, excluding various non-cash items such as depreciation, depletion and amortization, impairments of natural gas and oil properties and other assets, deferred income taxes and mark-to-market changes in our derivative instruments. See the discussion below under Results of Operations.

The following table reflects the proceeds received from issuances of debt in the Current Period and Prior Period. See Note 3 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion.

	Six Months Ended June 30,
	2013		2012
	Principal Amount of Debt Issued	Net Proceeds	Principal Amount of Debt Issued	Net Proceeds
	($ in millions)
Senior notes	$2,300	$2,274	$1,300	$1,263
Term loans	—	—	4,000	3,789
Total	$2,300	$2,274	$5,300	$5,052
Our $4.0 billion corporate revolving bank credit facility, our $500 million oilfield services revolving bank credit facility and cash and cash equivalents are other sources of liquidity. We use these revolving bank credit facilities and cash on hand to fund daily operating activities and capital expenditures as needed. We borrowed $6.559 billion and repaid $6.578 billion in the Current Period and borrowed $10.104 billion and repaid $11.592 billion in the Prior Period under our revolving bank credit facilities. Our corporate facility is secured by natural gas and oil proved reserves. A significant portion of our natural gas and oil reserves is currently unencumbered and therefore available to be pledged as additional collateral if needed to respond to borrowing base and collateral redeterminations our lenders might make in the future. We believe our borrowing capacity under this facility will not be reduced as a result of any such future redeterminations. Our oilfield services facility is secured by substantially all of our wholly owned oilfield services assets and is not subject to periodic borrowing base redeterminations. Prior to June 15, 2012, we also had a $600 million midstream revolving bank credit facility, which we terminated in June 2012. Our revolving bank credit facilities are described below under Bank Credit Facilities.

Uses of Funds
The following table presents the uses of our cash and cash equivalents for the Current Period and the Prior Period:

	Six Months Ended June 30,
	2013	2012
	($ in millions)
Natural Gas and Oil Expenditures:
Drilling and completion costs(a)(b)	$(3,131)	$(5,007)
Acquisitions of proved properties	(13)	(17)
Acquisitions of unproved properties	(157)	(1,452)
Geological and geophysical costs(b)	(28)	(113)
Interest capitalized on unproved properties	(366)	(326)
Total natural gas and oil expenditures	(3,695)	(6,915)
Other Uses of Cash and Cash Equivalents:
Additions to other property and equipment	(506)	(1,311)
Payments on credit facility borrowings, net	(19)	(1,488)
Cash paid to purchase debt	(1,874)	—
Cash paid for prepayment of mortgage	(55)	—
Dividends paid	(202)	(198)
Cash paid to purchase preferred shares of subsidiary	(212)	—
Distributions to noncontrolling interest owners	(111)	(104)
Cash paid for financing derivatives(c)	(25)	(36)
Additions to investments	(4)	(128)
Other	(43)	(247)
Total uses of cash and cash equivalents	$(6,746)	$(10,427)
___________________________________________

(a)	Net of $436 million and $518 million in drilling and completion carries received from our joint venture partners during the Current Period and the Prior Period, respectively.

(b)	Includes related capitalized interest.

(c)	Reflects derivatives deemed to contain, for accounting purposes, a significant financing element at contract inception.
Our primary use of funds is for capital expenditures related to exploration and development of natural gas and oil properties. During the Prior Period, our operated rig count was as high as 165 rigs as we were quickly ramping up our liquids-focused drilling while, at the same time, we were gradually ramping down drilling of natural gas wells. During the Current Period, our average rig count was 80 operated rigs, and as of August 1, 2013, our rig count was 71 operated rigs. Our natural gas drilling activities have been sharply reduced since 2012, from 50 rigs at the beginning of 2012 to an average of nine rigs in the Current Period. The Prior Period drilling and completion expenditures also reflected significant well completion costs for natural gas wells that had been drilled, but not completed, in prior periods. These completions, which represented approximately 90% of the natural gas wells we completed during the Prior Period, enabled us to hold by production the related leasehold according to the terms of our leases.
Our unproved property leasehold acquisition costs during the Prior Period were $1.452 billion, approximately 60% of which were focused on adding to our acreage in the Utica and Mississippi Lime plays to complete our leasehold acquisition strategies in connection with completed or planned joint ventures in those areas.
Capital expenditures related to additions to property and equipment associated with our midstream, oilfield services and other fixed assets of $1.311 billion during the Prior Period were primarily related to the expansion of our gathering systems and the growth of our oilfield services businesses, in particular our hydraulic fracturing business. The reduction of $805 million in the Current Period is primarily the result of our sale of substantially all of our midstream business in December 2012 and a reduction in capital expenditures for our oilfield services business.

We paid dividends on our common stock of $116 million and $112 million in the Current Period and the Prior Period, respectively. We paid dividends on our preferred stock of $86 million in both the Current Period and the Prior Period, respectively.
In the Current Quarter, we purchased approximately 190,000 preferred shares of CHK Utica from existing investors for approximately $212 million, or approximately $1,115 per share plus accrued dividends, reducing the amount of outstanding preferred shares held by third-party investors by approximately 15%.
Bank Credit Facilities
During the Current Period, we used two revolving bank credit facilities as sources of liquidity.

	Corporate Credit Facility(a)	Oilfield Services Credit Facility(b)
	($ in millions)
Facility structure	Senior secured revolving	Senior secured revolving
Maturity date	December 2015	November 2016
Borrowing capacity	$4,000	$500
Amount outstanding as of June 30, 2013	$—	$399
Letters of credit outstanding as of June 30, 2013	$31	$—
___________________________________________

(a)	Co-borrowers are Chesapeake Exploration, L.L.C., Chesapeake Appalachia, L.L.C. and Chesapeake Louisiana, L.P.

(b)	Borrower is Chesapeake Oilfield Operating, L.L.C.
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
Corporate Credit Facility. Our $4.0 billion syndicated revolving bank credit facility is used for general corporate purposes. Borrowings under the facility are secured by proved reserves and bear interest at a variable rate. We were in compliance with all covenants under the credit facility agreement as of June 30, 2013. See Note 3 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion of the terms of our corporate credit facility, including the terms of an amendment that increased the required indebtedness to EBITDA ratio as of September 30, 2012 and the subsequent two quarters.
Our indebtedness to EBITDA ratio as of June 30, 2013 was approximately 3.00 to 1.00. The ratio compares consolidated indebtedness to consolidated EBITDA, both non-GAAP financial measures that are defined in the credit facility agreement, for the 12-month period ending on the measurement date. Consolidated indebtedness consists of outstanding indebtedness, less the cash and cash equivalents of Chesapeake and certain of our subsidiaries. Consolidated EBITDA consists of the net income of Chesapeake and certain of our subsidiaries, excluding income from investments and non-cash income plus interest expense, taxes, depreciation, amortization expense and other non-cash expenses, and is calculated on a pro forma basis to give effect to any acquisitions, divestitures or other adjustments.
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

Hedging Facility
We have a multi-counterparty secured hedging facility with 16 counterparties that have committed to provide approximately 6.2 tcfe of hedging capacity for natural gas, oil and NGL price derivatives and 6.2 tcfe for basis derivatives with an aggregate mark-to-market capacity of $16.5 billion under the terms of the facility. For further discussion of the terms of our hedging facility, see Note 7 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report.
Term Loan
In November 2012, we established an unsecured five-year term loan credit facility in an aggregate principal amount of $2.0 billion for net proceeds of $1.935 billion. Our obligations under the facility rank equally with our outstanding senior notes and contingent convertible senior notes and are unconditionally guaranteed on a joint and several basis by our direct and indirect wholly owned subsidiaries that are subsidiary guarantors under the indentures for such notes. Amounts borrowed under the facility bear interest at a variable rate and the facility may be voluntarily repaid at any time, subject to applicable premiums, as provided in the agreement. See Note 3 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion.
Senior Note Obligations
In addition to outstanding borrowings under our revolving bank credit facilities and the term loan discussed above, our long-term debt consisted of the following as of June 30, 2013:

June 30, 2013
($ in millions)
7.625% senior notes due 2013(a)	$247
9.5% senior notes due 2015	1,265
3.25% senior notes due 2016	500
6.25% euro-denominated senior notes due 2017(b)	447
6.5% senior notes due 2017	660
6.875% senior notes due 2018	97
7.25% senior notes due 2018	669
6.625% senior notes due 2019(c)	650
6.625% senior notes due 2020	1,300
6.875% senior notes due 2020	500
6.125% senior notes due 2021	1,000
5.375% senior notes due 2021	700
5.75% senior notes due 2023	1,100
2.75% contingent convertible senior notes due 2035(d)	396
2.5% contingent convertible senior notes due 2037(d)	1,168
2.25% contingent convertible senior notes due 2038(d)	347
Discount on senior notes(e)	(368)
Interest rate derivatives(f)	16
Total senior notes, net	$10,694
___________________________________________

(a)	See Note 18 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for discussion of the repayment of these notes subsequent to June 30, 2013.

(b)
The principal amount shown is based on the exchange rate of $1.3010 to €1.00 as of June 30, 2013. See Note 7 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for information on our related foreign currency derivatives.

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

(e)
Included in this discount was $340 million as of June 30, 2013 associated with the equity component of our contingent convertible senior notes. This discount is amortized based on an effective yield method.

(f)	See Note 7 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for discussion related to these instruments.
For further discussion and details regarding our senior notes, contingent convertible senior notes and COO senior notes, see Note 3 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report.
Credit Risk
Derivative instruments that enable us to manage our exposure to natural gas, oil and NGL prices and interest rate volatility expose us to credit risk from our counterparties. To mitigate this risk, we enter into derivative contracts only with counterparties that are rated investment grade and deemed by management to be competent and competitive market makers, and we attempt to limit our exposure to non-performance by any single counterparty. During the more than 15 years we have engaged in derivative activities, we have experienced a counterparty default only once (Lehman Brothers in September 2008), and the total loss recorded in that instance was immaterial. As of June 30, 2013, our natural gas, oil and interest rate derivative instruments were spread among 15 counterparties. Additionally, the counterparties under our multi-counterparty secured hedging facility are required to secure their obligations in excess of defined thresholds. We use this facility for substantially all of our natural gas, oil and NGL derivatives.
Our accounts receivable are primarily from purchasers of natural gas, oil and NGL ($1.571 billion as of June 30, 2013) and exploration and production companies that own interests in properties we operate ($678 million as of June 30, 2013). This industry concentration has the potential to impact our overall exposure to credit risk, either positively or negatively, in that our customers and joint working interest owners may be similarly affected by changes in economic, industry or other conditions. We generally require letters of credit or parent guarantees for receivables from parties which are judged to have sub-standard credit, unless the credit risk can otherwise be mitigated. During the Current Period and the Prior Period, we recognized nominal amounts of bad debt expense related to potentially uncollectible receivables.
Contractual Obligations and Off-Balance Sheet Arrangements
From time to time, we enter into arrangements and transactions that can give rise to off-balance sheet obligations. As of June 30, 2013, these arrangements and transactions included (i) operating lease agreements, (ii) VPPs (to physically deliver and purchase volumes and pay related production expenses and taxes in the future), (iii) open purchase commitments, (iv) open delivery commitments, (v) open drilling commitments, (vi) undrawn letters of credit, (vii) open gathering and transportation commitments and (viii) various other commitments we enter into in the ordinary course of business that could result in a future cash obligation.
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
Results of Operations - Three Months Ended June 30, 2013 vs. June 30, 2012
General. For the Current Quarter, Chesapeake had net income of $625 million, or $0.66 per diluted common share, on total revenues of $4.675 billion. This compares to net income of $1.037 billion, or $1.29 per diluted common share, on total revenues of $3.389 billion during the Prior Quarter.
Natural Gas, Oil and NGL Sales. During the Current Quarter, natural gas, oil and NGL sales were $2.406 billion compared to $2.117 billion in the Prior Quarter. In the Current Quarter, Chesapeake produced 369 bcfe at a weighted average price of $4.96 per mcfe, compared to 347 bcfe produced in the Prior Quarter at a weighted average price of $3.77 per mcfe (weighted average prices exclude the effect of unrealized gains on derivatives of $576 million and $810 million in the Current Quarter and the Prior Quarter, respectively). The increase in the price received per mcfe in the Current Quarter compared to the Prior Quarter resulted in an increase in revenues of $437 million and increased sales volumes resulted in an $86 million increase in revenues, for a total increase in revenues of $523 million (excluding unrealized gains or losses on natural gas, oil and NGL derivatives). The 7% increase in production from the Prior Quarter to the Current Quarter was primarily generated through the drillbit.
For the Current Quarter, we realized an average price per mcf of natural gas of $2.62 compared to $1.88 in the Prior Quarter (weighted average prices exclude the effect of unrealized gains or losses on derivatives). Oil prices realized per barrel (excluding unrealized gains or losses on derivatives) were $93.81 and $91.58 in the Current Quarter and the Prior Quarter, respectively. NGL prices realized per barrel (excluding unrealized gains or losses on derivatives) were $24.22 and $25.94 in the Current Quarter and the Prior Quarter, respectively. Realized gains and losses from our natural gas, oil and NGL derivatives resulted in a net decrease in natural gas, oil and NGL revenues of $39 million, or $0.10 per mcfe, in the Current Quarter and a net increase of $195 million, or $0.56 per mcfe, in the Prior Quarter. See Item 3 of Part I of this report for a complete listing of all of our derivative instruments as of June 30, 2013.
A change in natural gas, oil and NGL prices has a significant impact on our revenues and cash flows. Assuming the Current Quarter production levels, an increase or decrease of $0.10 per mcf of natural gas sold would result in an increase or decrease in Current Quarter revenues and cash flows of approximately $28 million and $27 million, respectively, and an increase or decrease of $1.00 per barrel of liquids sold would result in an increase or decrease in Current Quarter revenues and cash flows of approximately $15 million without considering the effect of hedging activities.

The following tables show our production and average sales prices received by operating division for the Current Quarter and the Prior Quarter:

	Three Months Ended June 30, 2013
	Natural Gas		Oil		NGL		Total
	(bcf)	($/mcf)(a)	(mmbbl)	($/bbl)(a)	(mmbbl)	($/bbl)(a)	(bcfe)%		($/mcfe)(a)
Southern(b)	112.3	2.80	—	—	0.3	22.07	114.3	31	2.83
Northern(c)	58.9	2.94	4.8	89.34	2.5	28.80	102.4	28	6.57
Eastern(d)	94.8	3.17	0.5	85.32	0.8	29.09	102.6	28	3.58
Western(e)	11.6	(0.73)	5.2	96.13	1.2	11.26	50.1	13	10.14
Total(f)	277.6	2.81	10.5	92.53	4.8	24.22	369.4	100%	5.06

	Three Months Ended June 30, 2012
	Natural Gas		Oil		NGL		Total
	(bcf)	($/mcf)(a)	(mmbbl)	($/bbl)(a)	(mmbbl)	($/bbl)(a)	(bcfe)%		($/mcfe)(a)
Southern(b)	147.6	1.06	—	—	0.3	27.53	149.7	43	1.13
Northern(c)	50.5	1.70	3.4	88.70	2.9	25.67	88.3	25	5.22
Eastern(d)	61.1	1.33	—	—	0.3	40.52	63.1	18	1.58
Western(e)	16.2	0.80	3.9	90.38	1.0	22.69	45.4	14	8.47
Total(f)	275.4	1.22	7.3	89.49	4.5	26.40	346.5	100%	3.21
___________________________________________

(a)	The average sales price excludes gains (losses) on derivatives.

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

(c)
Our Northern Division primarily includes the Mississippi Lime, Granite Wash, Cleveland, Tonkawa and Hogshooter, and accounted for approximately 28% of our estimated proved reserves by volume as of December 31, 2012.  Through the development of these plays, we are continuing to see steady production growth in the aggregate, contributing an approximate 16% increase in production in the Current Quarter compared to the Prior Quarter.

(d)
Our Eastern division primarily includes the Marcellus Shale, which held approximately 23% of our estimated proved reserves by volume as of December 31, 2012. Production for the Marcellus Shale for the Current Quarter and the Prior Quarter was 90.9 bcfe and 55.5 bcfe, respectively.

(e)
Our Western division primarily includes the Eagle Ford Shale, which held approximately 21% of our estimated proved reserves by volume as of December 31, 2012. Production for the Eagle Ford Shale for the Current Quarter and the Prior Quarter was 48.5 bcfe and 23.7 bcfe, respectively. The Eagle Ford Shale continues to be a developing play with significant oil production along with associated natural gas production. As a result of the upfront investment to develop the gathering and processing infrastructure combined with the low natural gas throughput in the early stages of the play, we experienced negative natural gas price realizations in the Current Quarter and lower natural gas price realizations in the Prior Quarter. We anticipate these negative realizations will be eliminated in the future as the play matures and natural gas volumes increase.

(f)
Current Quarter and Prior Quarter production reflects various asset sales. See Note 8 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for information on our natural gas and oil property divestitures.

Our average daily production of 4.059 bcfe for the Current Quarter consisted of approximately 278 bcf of natural gas (75% on a natural gas equivalent basis) and approximately 168,000 bbls of liquids, consisting of approximately 116,000 bbls of oil (17% on a natural gas equivalent basis) and approximately 52,000 bbls of NGL (8% on a natural gas equivalent basis). Our year-over-year growth rate of natural gas production was 1%, our year-over-year growth rate of oil production was 44% and our year-over-year growth rate of NGL production was 5%.
Marketing, Gathering and Compression Sales and Expenses. Marketing, gathering and compression sales and expenses consist of third-party revenue and expenses related to our marketing, gathering and compression operations. Marketing, gathering and compression activities are performed by Chesapeake primarily for owners in Chesapeake-operated wells. Chesapeake recognized $2.057 billion in marketing, gathering and compression sales in the Current Quarter with corresponding expenses of $2.028 billion, for a net margin before depreciation of $29 million. See Depreciation and Amortization of Other Assets below for the depreciation and amortization recorded on our marketing, gathering and compression assets. This compares to sales of $1.113 billion, expenses of $1.096 billion and a net margin before depreciation of $17 million in the Prior Quarter. In the Current Quarter, Chesapeake realized an increase in marketing, gathering and compression sales and expenses primarily due to an increase in oil volumes marketed and an increase in compression services, offset by the loss of activity from the sale of substantially all of our gathering business in the 2012 fourth quarter. Our gathering business provided approximately $4 million and $12 million of the total marketing, gathering and compression net margin, or 14% and 69%, in the Current Quarter and the Prior Quarter, respectively.
Oilfield Services Revenues and Expenses. Oilfield services consist of third-party revenue and expenses related to our oilfield services operations. Chesapeake recognized $212 million in oilfield services revenues in the Current Quarter with corresponding expenses of $177 million, for a net margin before depreciation of $35 million. See Depreciation and Amortization of Other Assets below for the depreciation and amortization recorded on our oilfield services assets. This compares to revenue of $159 million, expenses of $109 million and a net margin before depreciation of $50 million in the Prior Quarter. Oilfield services revenues and expenses increased from the Prior Quarter to the Current Quarter primarily as a result of the growth in our hydraulic fracturing business; however, these increases were offset by a decrease in rates and the activity of our drilling subsidiary.
Natural Gas, Oil and NGL Production Expenses. Production expenses, which include lifting costs and ad valorem taxes, were $288 million in the Current Quarter, compared to $335 million in the Prior Quarter, respectively. On a unit-of-production basis, production expenses were $0.78 per mcfe in the Current Quarter compared to $0.97 per mcfe in the Prior Quarter. The per unit expense decrease in the Current Quarter was primarily the result of a general improvement in operating efficiencies across most of our operating areas as well as lower saltwater disposal costs and the divestiture in the 2012 fourth quarter of our Permian Basin assets, which had comparatively high operating costs per unit of production. Production expenses in the Current Quarter and the Prior Quarter included approximately $40 million and $58 million, or $0.11 and $0.17 per mcfe, respectively, associated with VPP production volumes.
Production Taxes. Production taxes were $59 million in the Current Quarter compared to $41 million in the Prior Quarter. On a unit-of-production basis, production taxes were $0.16 per mcfe in the Current Quarter compared to $0.12 per mcfe in the Prior Quarter. In general, production taxes are calculated using value-based formulas that produce higher per unit costs when natural gas, oil and NGL prices are higher. The $18 million increase in production taxes in the Current Quarter was primarily due to the increase in the unhedged price of our production from $3.21 per mcfe to $5.06 per mcfe, in addition to an increase in production of 23 bcfe. Production taxes in both the Current Quarter and the Prior Quarter included approximately $5 million, or $0.01 and $0.02 per mcfe, respectively, associated with VPP production volumes.
General and Administrative Expenses. General and administrative expenses, including stock-based compensation but excluding internal costs capitalized to our natural gas and oil properties and other property, plant and equipment, were $106 million in the Current Quarter and $155 million in the Prior Quarter, or $0.29 and $0.45 per mcfe, respectively. The per unit expense decrease in the Current Quarter was primarily due to our efforts to reduce our cost structure and increased emphasis on operational efficiencies, partially offset by an increase in legal expenses relating to various corporate matters. Included in general and administrative expenses is stock-based compensation of $15 million in the Current Quarter and $20 million in the Prior Quarter. See Note 6 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion of our stock-based compensation.
Chesapeake follows the full cost method of accounting under which all costs associated with natural gas and oil property acquisition, drilling and completion activities are capitalized. We capitalize internal costs that can be directly identified with acquisition of leasehold and drilling and completion activities and do not include any costs related to production, general corporate overhead or similar activities. In addition, we capitalize internal costs that can be identified with the construction of certain of our property, plant and equipment. We capitalized $81 million and $119 million of internal costs in the Current Quarter and the Prior Quarter, respectively, directly related to our natural gas and oil property acquisition, drilling and completion efforts and the construction of our property, plant and equipment. The decrease was primarily due to our cost structure initiative and increased emphasis on operational efficiencies.
Employee Retirement and Other Termination Benefits. We recorded $7 million of employee retirement and other termination benefits in the Current Quarter primarily related to our voluntary separation plan and senior management separations. See Note 13 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion.
Natural Gas, Oil and NGL Depreciation, Depletion and Amortization. Depreciation, depletion and amortization (DD&A) of natural gas, oil and NGL properties was $645 million and $588 million in the Current Quarter and the Prior Quarter, respectively. The $57 million increase in the Current Quarter is primarily the result of a 7% increase in production in the Current Quarter compared to the Prior Quarter. The average DD&A rate per mcfe, which is a function of capitalized costs, future development costs and the related underlying reserves in the periods presented, was $1.75 and $1.70 in the Current Quarter and the Prior Quarter, respectively.
Depreciation and Amortization of Other Assets. Depreciation and amortization of other assets was $76 million in the Current Quarter, compared to $83 million in the Prior Quarter. Depreciation and amortization of other assets was $0.21 and $0.24 per mcfe in the Current Quarter and the Prior Quarter, respectively. The per unit decrease in the Current Quarter is primarily due to higher production levels in the Current Quarter compared to the Prior Quarter and the sale of substantially all of our midstream business in December 2012, partially offset by additional depreciation on our oilfield services equipment during the Current Quarter. See Note 1 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for information regarding our assets held for sale.
Property and equipment costs are depreciated on a straight-line basis and are depreciated over the estimated useful lives of the assets. To the extent company-owned oilfield services equipment is used to drill and complete our wells, a substantial portion of the depreciation (i.e., the portion related to our utilization of the equipment) is capitalized in natural gas and oil properties as drilling and completion costs. The following table shows depreciation expense by asset class for the Current Quarter and Prior Quarter and the estimated useful life of our assets.

	Three Months Ended June 30,		Estimated Useful Life
	2013	2012
	($ in millions)		(in years)
Oilfield services equipment(a)	$25	$14	3 - 15
Natural gas gathering systems and treating plants(b)	3	21	20
Buildings and improvements	11	10	10 - 39
Natural gas compressors(b)	9	6	3 - 20
Computers and office equipment	11	11	3 - 7
Vehicles	9	14	0 - 5
Other	8	7	2 - 20
Total depreciation and amortization of other assets	$76	$83
___________________________________________

(a)	Included in our oilfield services operating segment.

(b)	Included in our marketing, gathering and compression operating segment.
Impairments of Fixed Assets and Other. In the Current Quarter and Prior Quarter, we recognized $231 million and $243 million, respectively, of impairment losses associated with fixed assets and other. Of the impairments, $213 million and $219 million were related to impairments of certain of our buildings and land in the Current Quarter and Prior Quarter, respectively. See Note 12 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion of our impairments of fixed assets and other.
Net Gains on Sales of Fixed Assets. In the Current Quarter, net gains on sales of fixed assets were $109 million compared to immaterial net gains in the Prior Quarter. The Current Quarter gains primarily related to the sale of certain of our midstream gathering systems. See Note 11 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for a discussion of our net gains on sales of fixed assets.

Interest Expense. Interest expense was $104 million in the Current Quarter compared to $14 million in the Prior Quarter as follows:

	Three Months Ended June 30,
	2013	2012
	($ in millions)
Interest expense on senior notes	$194	$185
Interest expense on credit facilities	11	16
Interest expense on term loans	29	62
Realized (gains) losses on interest rate derivatives	(1)	(1)
Unrealized (gains) losses on interest rate derivatives	51	(6)
Amortization of loan discount, issuance costs and other	30	42
Capitalized interest	(210)	(284)
Total interest expense	$104	$14

Average senior notes borrowings	$11,657	$10,650
Average term loan borrowings	$2,000	$2,198
Average credit facilities borrowings	$907	$2,170
Interest expense, excluding unrealized gains or losses on interest rate derivatives and net of amounts capitalized, was $0.14 per mcfe in the Current Quarter compared to $0.06 per mcfe in the Prior Quarter. The increase in interest expense is primarily due to a decrease in the amount of interest we are able to capitalize as a result of a decrease in the average balance of our unevaluated natural gas and oil properties.
Earnings (Losses) on Investments. Earnings on investments were $23 million in the Current Quarter, compared to losses on investments of $59 million in the Prior Quarter. The Current Quarter earnings primarily related to our equity in the net income of certain investments, primarily FTS International, Inc. (FTS). The Prior Quarter losses related to our equity in the net losses of certain investments, primarily FTS, offset by earnings related to our equity in the net income of ACMP. See Note 9 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for a discussion of our investments.
Gains (Losses) on Sales of Investments. In the Current Quarter and Prior Quarter, we recorded a loss on sales of investments of $10 million and gains on sales of investments of $1.030 billion, respectively. In the Current Quarter, we recorded a $15 million pre-tax loss related to the sale of our Clean Energy convertible note investment. In addition, in the Current Quarter we sold a $1 million equity investment for cash proceeds of $6 million and recorded a $5 million pre-tax gain. In the Prior Quarter, we sold all of our common and subordinated units representing limited partner interests in Access Midstream Partners, L.P. (NYSE:ACMP), formerly named Chesapeake Midstream Partners, L.P., and all of our limited liability company interests in the sole member of its general partner to funds affiliated with Global Infrastructure Partners for cash proceeds of $2.0 billion. We recorded a $1.032 billion pre-tax gain associated with the transaction.
Losses on Purchases or Exchanges of Debt. In the Current Quarter, we purchased $217 million in aggregate principal amount of our 7.625% Senior Notes due 2013 for $221 million and $377 million in aggregate principal amount of our 6.875% Senior Notes due 2018 for $405 million pursuant to tender offers which expired on April 12, 2013. We recorded a loss of approximately $37 million associated with the tender offers, including $32 million in premiums and $5 million of unamortized deferred charges. In addition, in the Current Quarter, we redeemed $1.3 billion in aggregate principal amount of our 6.775% Senior Notes due 2019 at par pursuant to a notice of special early redemption. We recorded a loss of approximately $33 million associated with the redemption, including $19 million of unamortized deferred charges and $14 million of discount.

Other Income. Other income of $3 million in the Current Quarter and $5 million in the Prior Quarter primarily consisted of miscellaneous income.
Income Tax Expense (Benefit). Chesapeake recorded income tax expense of $384 million in the Current Quarter compared to income tax expense of $663 million in the Prior Quarter. Our effective income tax rate was 38% in the Current Quarter and 39% in the Prior Quarter. Our effective tax rate can fluctuate as a result of the impact of state income taxes and permanent differences.
Net Income Attributable to Noncontrolling Interests. Chesapeake recorded $45 million and $65 million of net income attributable to noncontrolling interests in the Current Quarter and the Prior Quarter, respectively. The decrease in the Current Quarter is primarily related to a decrease in the net income from the Chesapeake Granite Wash Trust.
Results of Operations - Six Months Ended June 30, 2013 vs. June 30, 2012
General. For the Current Period, Chesapeake had net income of $728 million, or $0.72 per diluted common share, on total revenues of $8.098 billion. This compares to net income of $1.033 billion, or $1.25 per diluted common share, on total revenues of $5.807 billion during the Prior Period.
Natural Gas, Oil and NGL Sales. During the Current Period, natural gas, oil and NGL sales were $3.858 billion compared to $3.185 billion in the Prior Period. In the Current Period, Chesapeake produced 728 bcfe at a weighted average price of $4.71 per mcfe, compared to 679 bcfe produced in the Prior Period at a weighted average price of $3.89 per mcfe (weighted average prices exclude the effect of unrealized gains on derivatives of $429 million and $540 million in the Current Period and the Prior Period, respectively). The increase in the price received per mcfe in the Current Period compared to the Prior Period resulted in an increase in revenues of $588 million, and increased sales volumes resulted in a $188 million increase in revenues, for a total increase in revenues of $776 million (excluding unrealized gains or losses on natural gas, oil and NGL derivatives). The 7% increase in production from the Prior Period to the Current Period was primarily generated through the drillbit.
For the Current Period, we realized an average price per mcf of natural gas of $2.37 compared to $2.11 in the Prior Period (weighted average prices exclude the effect of unrealized gains or losses on derivatives). Oil prices realized per barrel (excluding unrealized gains or losses on derivatives) were $94.29 and $92.06 in the Current Period and the Prior Period, respectively. NGL prices realized per barrel (excluding unrealized gains or losses on derivatives) were $26.26 and $29.68 in the Current Period and the Prior Period, respectively. Realized gains and losses from our natural gas, oil and NGL derivatives resulted in a net decrease in natural gas, oil and NGL revenues of $35 million, or $0.05 per mcfe, in the Current Period and a net increase of $311 million, or $0.46 per mcfe, in the Prior Period. See Item 3 of Part I of this report for a complete listing of all of our derivative instruments as of June 30, 2013.
A change in natural gas, oil and NGL prices has a significant impact on our revenues and cash flows. Assuming the Current Period production levels, an increase or decrease of $0.10 per mcf of natural gas sold would result in an increase or decrease in Current Period revenues and cash flows of approximately $55 million and $54 million, respectively, and an increase or decrease of $1.00 per barrel of liquids sold would result in an increase or decrease in Current Period revenues and cash flows of approximately $29 million and $28 million, respectively, without considering the effect of hedging activities.

The following tables show our production and average sales prices received by operating division for the Current Period and the Prior Period:

	Six Months Ended June 30, 2013
	Natural Gas		Oil		NGL		Total
	(bcf)	($/mcf)(a)	(mmbbl)	($/bbl)(a)	(mmbbl)	($/bbl)(a)	(bcfe)%		($/mcfe)(a)
Southern(b)	245.1	2.32	—	—	0.6	21.99	249.0	34	2.36
Northern(c)	108.6	2.71	9.2	89.79	5.1	30.59	195.0	27	6.58
Eastern(d)	175.2	2.81	0.8	84.40	1.5	33.75	188.7	26	3.23
Western(e)	21.9	(0.17)	9.8	98.31	2.4	13.46	94.8	13	10.40
Total(f)	550.8	2.45	19.8	93.79	9.6	26.26	727.5	100%	4.76

	Six Months Ended June 30, 2012
	Natural Gas		Oil		NGL		Total
	(bcf)	($/mcf)(a)	(mmbbl)	($/bbl)(a)	(mmbbl)	($/bbl)(a)	(bcfe)%		($/mcfe)(a)
Southern(b)	294.3	1.33	0.1	99.21	0.7	30.00	299.1	44	1.42
Northern(c)	103.8	1.94	6.6	92.94	5.8	28.09	178.1	26	5.49
Eastern(d)	114.9	1.59	0.1	70.48	0.7	46.72	119.5	18	1.90
Western(e)	33.3	1.19	6.5	94.30	1.7	32.52	82.7	12	8.57
Total(f)	546.3	1.49	13.3	93.49	8.9	30.68	679.4	100%	3.43
___________________________________________

(a)	The average sales price excludes gains (losses) on derivatives.

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

(c)
Our Northern Division primarily includes the Mississippi Lime, Granite Wash, Cleveland, Tonkawa and Hogshooter, and accounted for approximately 28% of our estimated proved reserves by volume as of December 31, 2012.  Through the development of these plays, we are continuing to see steady production growth in the aggregate, contributing an approximate 9% increase in production in the Current Period compared to the Prior Period.

(d)
Our Eastern division primarily includes the Marcellus Shale, which held approximately 23% of our estimated proved reserves by volume as of December 31, 2012. Production for the Marcellus Shale for the Current Period and the Prior Period was 167.8 bcfe and 107.0 bcfe, respectively.

(e)
Our Western division primarily includes the Eagle Ford Shale, which held approximately 21% of our estimated proved reserves by volume as of December 31, 2012. Production for the Eagle Ford Shale for the Current Period and the Prior Period was 89.3 bcfe and 39.2 bcfe, respectively. The Eagle Ford Shale continues to be a developing play with significant oil production along with associated natural gas production. As a result of the upfront investment to develop the gathering and processing infrastructure combined with the low natural gas throughput in the early stages of the play, we experienced negative natural gas price realizations in the Current Quarter and lower natural gas price realizations in the Prior Quarter. We anticipate these negative realizations will be eliminated in the future as the play matures and natural gas volumes increase.

(f)
Current Period and Prior Period production reflects various asset sales. See Note 8 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for information on our natural gas and oil property divestitures.

Our average daily production of 4.019 bcfe for the Current Period consisted of approximately 3.043 bcf of natural gas (76% on a natural gas equivalent basis) and approximately 162,735 bbls of liquids, consisting of approximately 109,514 bbls of oil (16% on a natural gas equivalent basis) and approximately 53,221 bbls of NGL (8% on a natural gas equivalent basis). Our year-over-year growth rate of natural gas production was 1%, our year-over-year growth rate of oil production was 49% and our year-over-year growth rate of NGL production was 9%.
Marketing, Gathering and Compression Sales and Expenses. Marketing, gathering and compression sales and expenses consist of third-party revenue and expenses related to our marketing, gathering and compression operations. Marketing, gathering and compression activities are performed by Chesapeake primarily for owners in Chesapeake-operated wells. Chesapeake recognized $3.838 billion in marketing, gathering and compression sales in the Current Period with corresponding expenses of $3.772 billion, for a net margin before depreciation of $66 million. See Depreciation and Amortization of Other Assets below for the depreciation and amortization recorded on our marketing, gathering and compression assets. This compares to sales of $2.328 billion, expenses of $2.292 billion and a net margin before depreciation of $36 million in the Prior Period. In the Current Period, Chesapeake realized an increase in marketing, gathering and compression sales and expenses primarily due to an increase in oil volumes marketed and an increase in compression services, offset by the loss of activity from the sale of substantially all of our gathering business in the 2012 fourth quarter. Our gathering business provided approximately $9 million and $21 million of the total marketing, gathering and compression net margin, or 14% and 58% in the Current Period and the Prior Period, respectively.
Oilfield Services Revenues and Expenses. Oilfield services consist of third-party revenue and expenses related to our oilfield services operations. Chesapeake recognized $402 million in oilfield services revenues in the Current Period with corresponding expenses of $332 million, for a net margin before depreciation of $70 million. See Depreciation and Amortization of Other Assets below for the depreciation and amortization recorded on our oilfield services assets. This compares to revenue of $294 million, expenses of $205 million and a net margin before depreciation of $89 million in the Prior Period. Oilfield services revenues and expenses increased from the Prior Period to the Current Period primarily as a result of the growth in our hydraulic fracturing business; however, these increases were offset by a decrease in rates and activity of our drilling subsidiary.
Natural Gas, Oil and NGL Production Expenses. Production expenses, which include lifting costs and ad valorem taxes, were $595 million in the Current Period, compared to $685 million in the Prior Period. On a unit-of-production basis, production expenses were $0.82 per mcfe in the Current Period compared to $1.01 per mcfe in the Prior Period. The per unit expense decrease in the Current Period was primarily the result of a general improvement in operating efficiencies across most of our operating areas as well as lower saltwater disposal costs, the divestiture in the 2012 fourth quarter of our Permian Basin assets, which had comparatively high operating costs per unit of production, and a $15 million fee retroactively imposed in the Prior Period in Pennsylvania on drilled wells, which had a $0.05 per mcfe effect. Production expenses in the Current Period and the Prior Period included approximately $78 million and $117 million, or $0.11 and $0.17 per mcfe, respectively, associated with VPP production volumes.
Production Taxes. Production taxes were $112 million in the Current Period compared to $89 million in the Prior Period. On a unit-of-production basis, production taxes were $0.15 per mcfe in the Current Period compared to $0.13 per mcfe in the Prior Period. In general, production taxes are calculated using value-based formulas that produce higher per unit costs when natural gas, oil and NGL prices are higher. The $23 million increase in production taxes in the Current Period was primarily due to the increase in the unhedged price of our production from $3.43 per mcfe to $4.76 per mcfe, in addition to an increase in production of 48 bcfe. Production taxes in the Current Period and the Prior Period included approximately $10 million and $11 million, or $0.01 and $0.02 per mcfe, respectively, associated with VPP production volumes.
General and Administrative Expenses. General and administrative expenses, including stock-based compensation but excluding internal costs capitalized to our natural gas and oil properties and other property, plant and equipment, were $216 million in the Current Period and $291 million in the Prior Period, or $0.30 and $0.43 per mcfe, respectively. The per unit expense decrease in the Current Period was primarily due to our efforts to reduce our cost structure and increased emphasis on operational efficiencies, partially offset by an increase in legal expenses relating to various corporate matters. Included in general and administrative expenses is stock-based compensation of $35 million in the Current Period and $38 million in the Prior Period. See Note 6 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion of our stock-based compensation.
Chesapeake follows the full cost method of accounting under which all costs associated with natural gas and oil property acquisition, drilling and completion activities are capitalized. We capitalize internal costs that can be directly identified with acquisition of leasehold and drilling and completion activities and do not include any costs related to production, general corporate overhead or similar activities. In addition, we capitalize internal costs that can be identified with the construction of certain of our property, plant and equipment. We capitalized $172 million and $234 million of internal costs in the Current Period and the Prior Period, respectively, directly related to our natural gas and oil property acquisition, drilling and completion efforts and the construction of our property, plant and equipment. The decrease was primarily due to our cost structure initiative and increased emphasis on operational efficiencies.
Employee Retirement and Other Termination Benefits. We recorded $140 million of employee retirement and other termination benefits in the Current Period primarily related to our voluntary separation plan and senior management separations. See Note 13 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion.
Natural Gas, Oil and NGL Depreciation, Depletion and Amortization. Depreciation, depletion and amortization (DD&A) of natural gas, oil and NGL properties was $1.293 billion and $1.094 billion in the Current Period and the Prior Period, respectively. The $199 million increase in the Current Period is primarily the result of a 7% increase in production in the Current Period compared to the Prior Period. The average DD&A rate per mcfe, which is a function of capitalized costs, future development costs and the related underlying reserves in the periods presented, was $1.78 and $1.61 in the Current Period and the Prior Period, respectively.
Depreciation and Amortization of Other Assets. Depreciation and amortization of other assets was $154 million in the Current Period, compared to $166 million in the Prior Period. Depreciation and amortization of other assets was $0.21 and $0.25 per mcfe in the Current Period and the Prior Period, respectively. The per unit decrease in the Current Period is primarily due to higher production levels in the Current Period compared to the Prior Period and the sale of substantially all of our midstream business in December 2012, partially offset by additional depreciation of oilfield services equipment during the Current Period. See Note 1 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for information regarding our assets held for sale.
Property and equipment costs are depreciated on a straight-line basis and are depreciated over the estimated useful lives of the assets. To the extent company-owned oilfield services equipment is used to drill and complete our wells, a substantial portion of the depreciation (i.e., the portion related to our utilization of the equipment) is capitalized in natural gas and oil properties as drilling and completion costs. The following table shows depreciation expense by asset class for the Current Period and Prior Period and the estimated useful life of our assets.

	Six Months Ended June 30,		Estimated Useful Life
	2013	2012
	($ in millions)		(in years)
Oilfield services equipment(a)	$49	$27	3 - 15
Natural gas gathering systems and treating plants(b)	6	39	20
Buildings and improvements	25	20	10 - 39
Natural gas compressors(b)	18	11	3 - 20
Computers and office equipment	23	22	3 - 7
Vehicles	20	27	0 - 5
Other	13	20	2 - 20
Total depreciation and amortization of other assets	$154	$166
___________________________________________

(a)	Included in our oilfield services operating segment.

(b)	Included in our marketing, gathering and compression operating segment.
Impairments of Fixed Assets and Other. In the Current Period and the Prior Period, we recognized $258 million and $243 million, respectively, of impairment losses associated with fixed assets and other. Of the impairments, $239 million and $219 million were related to impairments of certain buildings and land in the Current Period and Prior Period, respectively. See Note 12 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for a discussion of our impairments of fixed assets and other.
Net Gains on Sales of Fixed Assets. In the Current Period, net gains on sales of fixed assets were $158 million compared to net gains of $2 million in the Prior Period. The Current Period gains primarily related to sales of certain of our midstream gathering systems. See Note 11 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for a discussion of our net gains on sales of fixed assets.

Interest Expense. Interest expense was $124 million in the Current Period compared to $26 million in the Prior Period as follows:

	Six Months Ended June 30,
	2013	2012
	($ in millions)
Interest expense on senior notes	$380	$359
Interest expense on credit facilities	22	37
Interest expense on term loans	58	62
Realized (gains) losses on interest rate derivatives	(3)	—
Unrealized (gains) losses on interest rate derivatives	57	(2)
Amortization of loan discount, issuance costs and other	48	42
Capitalized interest	(438)	(472)
Total interest expense	$124	$26

Average senior notes borrowings	$11,156	$10,322
Average term loan borrowings	$2,000	$1,099
Average credit facilities borrowings	$998	$2,884
Interest expense, excluding unrealized gains or losses on interest rate derivatives and net of amounts capitalized, was $0.09 per mcfe in the Current Period compared to $0.04 per mcfe in the Prior Period. The increase in interest expense is primarily due to a decrease in the amount of interest we are able to capitalize as a result of a decrease in the average balance of our unevaluated natural gas and oil properties.
Losses on Investments. Losses on investments were $4 million in the Current Period, compared to losses on investments of $64 million in the Prior Period. The Current Period loss related to our equity in the net loss of our Sundrop Fuels investment, offset by earnings from our FTS investment. The Prior Period losses related primarily to our equity in the net loss of FTS, offset by a gain related to our equity in the net income of ACMP.
Impairment of Investment. In the Current Period, we recorded a $10 million mark-to-market pre-tax impairment in accumulated other comprehensive income for our Gastar investment.
Gains (Losses) on Sales of Investments. In the Current Period and Prior Period, we recorded a loss on sales of investments of $10 million and gains on sales of investments of $1.030 billion, respectively. In the Current Period, we recorded a $15 million pre-tax loss related to the sale of our Clean Energy convertible note investment. In addition, in the Current Period we sold a $1 million equity investment for cash proceeds of $6 million and recorded a $5 million pre-tax gain. In the Prior Period, we sold all of our common and subordinated units representing limited partner interests in ACMP and all of our limited liability company interests in the sole member of its general partner to funds affiliated with Global Infrastructure Partners for cash proceeds of $2.0 billion. We recorded a $1.032 billion pre-tax gain associated with the transaction.
Losses on Purchases or Exchanges of Debt. In the Current Period, we purchased $217 million in aggregate principal amount of our 7.625% Senior Notes due 2013 for $221 million and $377 million in aggregate principal amount of our 6.875% Senior Notes due 2018 for $405 million pursuant to tender offers which expired on April 12, 2013. We recorded a loss of approximately $37 million associated with the tender offers, including $32 million in premiums and $5 million of unamortized deferred charges. In addition, in the Current Period, we redeemed $1.3 billion in aggregate principal amount of our 6.775% Senior Notes due 2019 at par pursuant to a notice of special early redemption. We recorded a loss of approximately $33 million associated with the redemption, including $19 million of unamortized deferred charges and $14 million of discount.
Other Income. Other income of $8 million in the Current Period and $11 million in the Prior Period primarily consisted of miscellaneous income.

Income Tax Expense (Benefit). Chesapeake recorded income tax expense of $446 million in the Current Period compared to income tax expense of $661 million in the Prior Period. Our effective income tax rate was 38% in the Current Period and 39% in the Prior Period. Our effective tax rate can fluctuate as a result of the impact of state income taxes and permanent differences.
Net Income Attributable to Noncontrolling Interests. Chesapeake recorded $89 million of net income attributable to noncontrolling interests in both the Current Period and the Prior Period.
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
Recently Issued Accounting Standards
The Financial Accounting Standards Board (FASB) recently issued the following standards:
Recently Adopted Accounting Standards
In February 2012, the FASB issued guidance changing the presentation requirements of significant reclassifications out of accumulated other comprehensive income in their entirety and their corresponding effect on net income. We adopted this standard in the first quarter of 2013 and it did not have a material impact on our financial statements.
In December 2011 and January 2013, the FASB issued guidance amending and expanding disclosure requirements about offsetting and related arrangements associated with derivatives. We adopted this standard in the first quarter of 2013 and it did not have a material impact on our financial statements.
Recently Issued Accounting Standards
In February 2013, the FASB issued guidance on the recognition, measurement and disclosure obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. We will adopt this standard effective January 1, 2014. We do not expect the adoption to have a material impact on our financial statements.
Forward-Looking Statements
This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements give our current expectations or forecasts of future events. They include expected natural gas, oil and NGL production and future expenses, estimated operating costs, assumptions regarding future natural gas, oil and NGL prices, planned drilling activity, estimates of future drilling and completion and other capital expenditures (including the use of joint venture drilling carries), and anticipated sales, as well as statements concerning anticipated cash flow and liquidity, covenant compliance, debt reduction, business strategy and other plans and objectives for future operations. Pending sales transactions are subject to closing conditions and may not be completed in the time frame anticipated. We do not have binding agreements for all of our planned asset sales. Our ability to consummate each of these transactions is subject to changes in market conditions and other factors. If one or more of the transactions is not completed in the anticipated time frame, or at all, or for less proceeds than anticipated, our ability to reduce our indebtedness as planned could be adversely affected. For sales transactions that have closed, we may not be able to satisfy all the requirements necessary to receive proceeds subject to post-closing contingencies. Disclosures concerning the fair values of derivative contracts and their estimated contribution to our future results of operations are based upon market information as of a specific date. These market prices are subject to significant volatility.
Although we believe the expectations and forecasts reflected in our forward-looking statements are reasonable, we can give no assurance they will prove to have been correct. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Factors that could cause actual results to differ materially from expected results are described under Risk Factors in Item 1A of our 2012 Form 10-K and include:

•	the volatility of natural gas, oil and NGL prices;

•	the limitations our level of indebtedness may have on our financial flexibility;

•	declines in the prices of natural gas and oil potentially resulting in a write-down of our asset carrying values;

•	the availability of capital on an economic basis, including through planned sales, to fund reserve replacement costs;

•	our ability to replace reserves and sustain production;

•	uncertainties inherent in estimating quantities of natural gas, oil and NGL reserves and projecting future rates of production and the amount and timing of development expenditures;

•	our ability to generate profits or achieve targeted results in drilling and well operations;

•	leasehold terms expiring before production can be established;

•	hedging activities resulting in lower prices realized on natural gas, oil and NGL sales;

•	the need to secure hedging liabilities and the inability of hedging counterparties to satisfy their obligations;

•	drilling and operating risks, including potential environmental liabilities;

•	legislative and regulatory changes adversely affecting our industry and our business, including initiatives related to hydraulic fracturing, air emissions and endangered species;

•	current worldwide economic uncertainty which may have a material adverse effect on our results of operations, liquidity and financial condition;

•	oilfield services shortages, gathering system and transportation capacity constraints and various transportation interruptions that could adversely affect our revenues and cash flow;

•	losses possible from pending or future litigation and regulatory investigations;

•	cyber attacks adversely impacting our operations; and

•	the loss of key operational personnel or inability to maintain our corporate culture.
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
We use a wide range of derivative instruments to achieve our risk management objectives, including swaps, options and swaptions. All of these are described in more detail below. We typically use swaps for a large portion of the natural gas and oil volume we hedge. Swaps are used when the price level is acceptable. We also sell calls, taking advantage of market volatility for a portion of our projected production volumes. We do this when we would be satisfied to sell our production at the price being capped by the call strike price or believe it would be more likely than not that the future natural gas or oil price will stay below the call strike price plus the premium we will receive. In the second half of 2011 and in 2012, we bought natural gas and oil calls to, in effect, lock in sold call positions. Due to lower natural gas, oil and NGL prices, we were able to achieve this at a low cost to us. We deferred the payment of the premium on these trades to the related month of production being hedged. At times, we have taken advantage of attractive strip prices in out-years and sold natural gas and oil call options and swaptions to our counterparties in exchange for near-term natural gas swaps with fixed prices above the then current market price. This effectively allowed us to sell out-year volatility through call options at terms acceptable to us in exchange for natural gas swaps with fixed prices in excess of the market price for natural gas at that time. Some of our derivatives are deemed to contain, for accounting purposes, a significant financing element at contract inception and the cash settlements associated with these instruments are classified as financing cash flows in the accompanying condensed consolidated statement of cash flows.

We determine the volume potentially subject to derivative contracts by reviewing our overall estimated future production levels, which are derived from extensive examination of existing producing reserve estimates and estimates of likely production (risked) from new drilling. Production forecasts are updated at least monthly and adjusted if necessary to actual results and activity levels. We do not enter into derivative contracts for more volumes than our forecasted production, and if production estimates are lowered for future periods and derivative instruments are already executed for some volume above the new production forecasts, the positions are reversed. The actual fixed price on our derivative instruments is derived from bidding and the reference NYMEX price, as reflected in current NYMEX trading. The pricing dates of our derivative contracts follow NYMEX futures. All of our derivative instruments are net settled based on the difference between the fixed price as stated in the contract and the floating-price payment, resulting in a net amount due to or from the counterparty.
We adjust our derivative positions in response to changes in prices and market conditions as part of an ongoing dynamic process. We review our derivative positions continuously and if future market conditions change and prices are at levels we believe could jeopardize the effectiveness of a position, we will mitigate such risk by either negotiating a cash settlement with our counterparty, restructuring the position or entering into a new trade that effectively reverses the current position. The factors we consider in closing or restructuring a position before the settlement date are identical to those we reviewed when deciding to enter into the original derivative position. Gains or losses related to closed positions will be realized in the month of related production based on the terms specified in the original contract.
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
As of June 30, 2013, our natural gas and oil derivative instruments consisted of the following:

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

•	Swaptions: Chesapeake sells call swaptions in exchange for a premium that allows a counterparty, on a specific date, to enter into a fixed-price swap for a certain period of time.

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

As of June 30, 2013, we had the following open natural gas and oil derivative instruments:

		Weighted Average Price				Fair Value
	Volume	Fixed	Call	Put	Differential	Asset (Liability)
	(tbtu)		(per mmbtu)			($ in millions)
Natural Gas:
Swaps:
Q3 2013	196	$3.73	$—	$—	$—	$23
Q4 2013	190	3.71	—	—	—	6
2014	133	4.39	—	—	—	65
Call Options (sold):
2013	136	—	6.39	—	—	—
2014	330	—	6.43	—	—	(6)
2015	226	—	6.31	—	—	(14)
2016	279	—	6.72	—	—	(40)
2017 – 2020	114	—	10.92	—	—	(10)
Call Options (bought)(a):
2013	(136)	—	6.39	—	—	(5)
2014	(330)	—	6.43	—	—	(35)
2015	(226)	—	6.31	—	—	(68)
2016	(200)	—	6.02	—	—	(49)
Swaptions:
2014	12	4.80	—	—	—	(1)
Basis Protection Swaps:
2013	22	—	—	—	(0.21)	1
2014	28	—	—	—	(0.32)	(2)
2015 – 2022	40	—	—	—	(1.02)	(6)
3-Way Collars:
2013	37	—	4.03	3.03 / 3.55	—	1
2014	18	—	4.70	3.50 / 4.00	—	2
Total Natural Gas						$(138)

		Weighted Average Price				Fair Value
	Volume	Fixed	Call	Put	Differential	Asset (Liability)
	(mmbbl)		(per bbl)			($ in millions)
Oil:
Swaps:
Q3 2013	8.6	$95.46	$—	$—	$—	$(6)
Q4 2013	8.9	95.36	—	—	—	11
2014 – 2015	19.3	93.47	—	—	—	70
Call Options (sold):
2013	8.6	—	94.04	—	—	(47)
2014	16.9	—	96.92	—	—	(75)
2015	24.7	—	100.45	—	—	(108)
2016	18.9	—	104.71	—	—	(71)
2017	5.3	—	83.50	—	—	(49)
Call Options (bought)(b):
2013	(4.6)	—	90.80	—	—	(5)
2014	(2.2)	—	94.91	—	—	(8)
Swaptions:
2014	2.9	106.69	—	—	—	(1)
2015	2.4	106.61	—	—	—	(1)
Basis Protection Swaps:
2013	0.7	—	—	—	10.07	3
Total Oil						$(287)
Total Natural Gas and Oil						$(425)
___________________________________________

(a)	Included in the fair value are deferred premiums of $5 million, $41 million, $82 million and $84 million which we will realize in 2013, 2014, 2015 and 2016, respectively.

(b)	Included in the fair value are deferred premiums of $41 million and $19 million which we will realize in 2013 and 2014, respectively.
In addition to the open derivative positions disclosed above, as of June 30, 2013, we had $120 million of net hedging gains related to settled trades for future production periods that will be recorded within natural gas, oil and NGL sales as realized gains (losses) as they are transferred from either accumulated other comprehensive income or unrealized gains (losses) in the month of related production based on the terms specified in the original contract as noted below.

June 30, 2013
($ in millions)
Q3 2013	$31
Q4 2013	22
2014	(165)
2015	216
2016 – 2022	16
Total	$120

The table below reconciles the changes in fair value of our natural gas, oil and NGL derivatives during the Current Period. Of the $425 million fair value liability as of June 30, 2013, $3 million related to contracts maturing in the next 12 months and $422 million related to contracts maturing after 12 months. All open derivative instruments as of June 30, 2013 are expected to mature by December 31, 2022.

2013
($ in millions)
Fair value of contracts outstanding, as of January 1	$(924)
Change in fair value of contracts	413
Fair value of new contracts when entered into	—
Contracts realized or otherwise settled	86
Fair value of contracts when closed	—
Fair value of contracts outstanding, as of June 30	$(425)
The change in natural gas, oil and NGL prices during the Current Period decreased the liability related to our derivative instruments by $413 million. This unrealized gain is recorded in natural gas, oil and NGL sales. We settled contracts that were in a liability position for $86 million. The realized loss is recorded in natural gas, oil and NGL sales in the month of related production.
Pursuant to accounting guidance for derivatives and hedging, certain derivatives qualify for designation as cash flow hedges. Following these provisions, changes in the fair value of derivative instruments designated as cash flow hedges, to the extent they are effective in offsetting cash flows attributable to the hedged risk, are recorded in accumulated other comprehensive income until the hedged item is recognized in earnings as the physical transactions being hedged occur. Any change in fair value resulting from ineffectiveness is recognized in natural gas, oil and NGL sales as unrealized gains (losses). Realized gains (losses) consist of settled contracts related to the production periods being reported. Unrealized gains (losses) consist of both temporary fluctuations in the mark-to-market values and settled values related to future production periods of derivatives not designated as cash flow hedges. As of June 30, 2013, we did not have any natural gas or oil derivatives that were designated as cash flow hedges.
The components of natural gas, oil and NGL sales for the Current Quarter, the Prior Quarter, the Current Period and the Prior Period are presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	($ in millions)
Natural gas, oil and NGL sales	$1,869	$1,112	$3,464	$2,334
Realized gains (losses) on natural gas, oil and NGL derivatives	(39)	195	(35)	311
Unrealized gains (losses) on natural gas, oil and NGL derivatives	576	810	429	540
Total natural gas, oil and NGL sales	$2,406	$2,117	$3,858	$3,185

Interest Rate Risk
The table below presents principal cash flows and related weighted average interest rates by expected maturity dates.

	Years of Maturity
	2013	2014	2015	2016	2017	Thereafter	Total
	($ in millions)
Liabilities:
Debt – fixed rate(a)	$247	$—	$1,661	$500	$2,276	$6,362	$11,046
Average interest rate	7.63%	—%	7.89%	3.25%	4.40%	6.11%	5.93%
Debt – variable rate(b)	$—	$—	$—	$399	$2,000	$—	$2,399
Average interest rate	—%	—%	—%	2.69%	5.75%	—%	5.24%
___________________________________________

(a)	This amount does not include the discount included in debt of $368 million and interest rate derivatives of $16 million.

(b)	This amount does not include the discount included in debt of $36 million.
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
Interest Rate Derivatives
To mitigate a portion of our exposure to volatility in interest rates related to our senior notes and credit facilities, we enter into interest rate derivatives. Chesapeake enters into fixed-to-floating interest rate swaps (we receive a fixed interest rate and pay a floating market rate) to mitigate our exposure to changes in the fair value of our senior notes. We enter into floating-to-fixed interest rate swaps (we receive a floating market rate and a pay fixed interest rate) to manage our interest rate exposure related to our bank credit facility borrowings. As of June 30, 2013, the following interest rate derivatives were outstanding:

		Weighted Average Rate			Fair Value
	Notional Amount	Fixed	Floating(a)	Fair Value Hedge	Asset (Liability)
	($ in millions)				($ in millions)
Fixed to Floating:
Swaps
Mature 2020 – 2023	$1,050	5.97%	1 – 3 mL 429 bp	No	$(65)

Floating to Fixed:
Swaps
Mature 2014 – 2015	$1,050	2.13%	1 – 6 mL	No	(26)
					$(91)
___________________________________________

(a)	Month LIBOR has been abbreviated “mL” and basis points has been abbreviated “bp”.
In addition to the open derivative positions disclosed above, as of June 30, 2013 we had $69 million of net gains related to settled derivative contracts that will be recorded within interest expense as realized gains (losses) as they are transferred from either our senior note liability or unrealized interest expense gains (losses) over the next nine-year term of the related senior notes.

Realized and unrealized gains or losses from interest rate derivative transactions are reflected as adjustments to interest expense on the condensed consolidated statements of operations. The components of interest expense for the Current Quarter, the Prior Quarter, the Current Period and the Prior Period are presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	($ in millions)
Interest expense on senior notes	$194	$185	$380	$359
Interest expense on credit facilities	11	16	22	37
Interest expense on term loans	29	62	58	62
Realized (gains) losses on interest rate derivatives	(1)	(1)	(3)	—
Unrealized (gains) losses on interest rate derivatives	51	(6)	57	(2)
Amortization of loan discount, issuance costs and other	30	42	48	42
Capitalized interest	(210)	(284)	(438)	(472)
Total interest expense	$104	$14	$124	$26
Foreign Currency Derivatives
In December 2006, we issued €600 million of 6.25% Euro-denominated Senior Notes due 2017. Concurrent with the issuance of the euro-denominated senior notes, we entered into cross currency swaps to mitigate our exposure to fluctuations in the euro relative to the dollar over the term of the notes. In May 2011, we purchased and subsequently retired €256 million in aggregate principal amount of these senior notes following a tender offer, and we simultaneously unwound the cross currency swaps for the same principal amount. Under the terms of the remaining cross currency swaps, on each semi-annual interest payment date, the counterparties pay us €11 million and we pay the counterparties $17 million, which yields an annual dollar-equivalent interest rate of 7.491%. Upon maturity of the notes, the counterparties will pay us €344 million and we will pay the counterparties $459 million. The terms of the cross currency swaps were based on the dollar/euro exchange rate on the issuance date of 1.3325 to €1.00. Through the cross currency swaps, we have eliminated any potential variability in our expected cash flows related to changes in foreign exchange rates and therefore the swaps are designated as cash flow hedges. The fair values of the cross currency swaps are recorded on the condensed consolidated balance sheet as a liability of $27 million as of June 30, 2013. The euro-denominated debt in long-term debt has been adjusted to $447 million as of June 30, 2013 using an exchange rate of $1.3010 to €1.00.

ITEM 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Chesapeake’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2013.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting during the period ended June 30, 2013 which materially affected, or was reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1.    Legal Proceedings
The Company is involved in a number of litigation and regulatory proceedings. Many of these proceedings are in early stages, and many of them seek an indeterminate amount of damages or penalties. See Litigation and Regulatory Proceedings and Environmental Risk in Note 4 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report, which information is incorporated herein by reference, for a description of matters arising during the Current Quarter and new developments in previously reported proceedings.
In addition, in 2011, the Office of Oil and Gas of the West Virginia Department of Environmental Protection (WVDEP) issued notices of violation (NOVs) against our wholly owned subsidiary Chesapeake Appalachia, L.L.C. (CALLC) related to a drill site in Marshall County, West Virginia. The NOVs alleged inadequate sediment and erosion control and the failure to prevent the flow of material into a stream of the state. Following remediation by CALLC in accordance with the requirements of the NOVs, the WVDEP issued notices of abatement for each NOV in 2012. CALLC is in discussions with the WVDEP regarding a civil penalty associated with the NOVs. While the amount of any such penalty is not known at this time, we reasonably believe that we may pay a civil penalty assessment in excess of $100,000 related to this drill site.
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
ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information about repurchases of our common stock during the quarter ended June 30, 2013:

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(b)
April 1, 2013 through April 30, 2013	426,078	$20.30	—	—
May 1, 2013 through May 31, 2013	181,364	$19.50	—	—
June 1, 2013 through June 30, 2013	26,557	$20.57	—	—
Total	633,999	$20.82	—	—
___________________________________________

(a)	Reflects the surrender to the Company of shares of common stock to pay withholding taxes in connection with the vesting of employee restricted stock.

(b)
We make matching contributions to our 401(k) plan and deferred compensation plan using Chesapeake common stock that is held in treasury or is purchased by the respective plan trustees in the open market. The plans contain no limitation on the number of shares that may be purchased for purposes of Company contributions.

ITEM 3.     Defaults Upon Senior Securities
Not applicable.
ITEM 4.     Mine Safety Disclosures
Not applicable.

ITEM 5.	Other Information
Not applicable.

ITEM 6.	Exhibits and Financial Statement Schedules
The following exhibits are filed as a part of this report:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith	Furnished Herewith
3.1.1	Chesapeake’s Restated Certificate of Incorporation, as amended.	10-Q	001-13726	3.1.1	8/10/2009

3.1.2	Certificate of Designation of 5% Cumulative Convertible Preferred Stock (Series 2005B), as amended.	10-Q	001-13726	3.1.4	11/10/2008

3.1.3	Certificate of Designation of 4.5% Cumulative Convertible Preferred Stock, as amended.	10-Q	001-13726	3.1.6	8/11/2008

3.1.4	Certificate of Designation of 5.75% Cumulative Non-Voting Convertible Preferred Stock (Series A).	8-K	001-13726	3.2	5/20/2010

3.1.5	Certificate of Designation of 5.75% Cumulative Non-Voting Convertible Preferred Stock, as amended.	10-Q	001-13726	3.1.5	8/9/2010

3.2	Chesapeake’s Amended and Restated Bylaws.	8-K	001-13726	3.2	6/8/2012

4.1	Fifteenth Supplemental Indenture dated April 1, 2013 among Chesapeake Energy Corporation, the Subsidiary Guarantors named therein and Deutsche Bank Trust Company Americas, as Trustee, to Indenture dated August 2, 2010 with respect to 3.25% Senior Notes due 2016.	8-A	001-13726	4.2	4/8/2013

4.2	Sixteenth Supplemental Indenture dated April 1, 2013 among Chesapeake Energy Corporation, the Subsidiary Guarantors named therein and Deutsche Bank Trust Company Americas, as Trustee, to Indenture dated as of August 2, 2010 with respect to 5.375% Senior Notes due 2021.	8-A	001-13726	4.3	4/8/2013

4.3	Seventeenth Supplemental Indenture dated April 1, 2013 among Chesapeake Energy Corporation, the Subsidiary Guarantors named therein and Deutsche Bank Trust Company Americas, as Trustee, to Indenture dated as of August 2, 2010 with respect to 5.75% Senior Notes due 2023.	8-A	001-13726	4.4	4/8/2013

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith	Furnished Herewith
10.1	Founder Separation and Services Agreement effective January 29, 2013 between Chesapeake Energy Corporation and Aubrey K. McClendon.	8-K	001-13726	10.1	4/19/2013

10.2	Founder Joint Operating Services Agreement effective January 29, 2013 among Chesapeake Energy Corporation, Aubrey K. McClendon, Arcadia Resources, L.P., Larchmont Resources, L.L.C., Jamestown Resources, L.L.C. and Pelican Energy, L.L.C.	8-K	001-13726	10.2	4/19/2013

10.3	Map Sale Rescission Agreement, effective as of April 1, 2013, by and between Aubrey K. McClendon and Chesapeake Energy Corporation.	8-K	001-13726	10.3	4/19/2013

10.4	Employment Agreement between Chesapeake Energy Corporation and Robert D. Lawler dated as of May 20, 2013.	8-K	001-13726	10.1	5/23/2013

10.5	Chesapeake Energy Corporation Amended and Restated Long Term Incentive Plan.	8-K	001-13726	10.1	6/20/2013

10.6	Chesapeake Energy Corporation 2013 Annual Incentive Plan.	DEF 14A	001-13726	Exhibit G	5/3/2013

10.7	Chesapeake Energy Corporation 2003 Stock Award Plan for Non-Employee Directors.					X

10.8	Form of Restricted Stock Unit Award Agreement for Amended and Restated Long Term Incentive Plan.					X

10.9	Form of Non-Employee Director Restricted Stock Unit Award Agreement for Amended and Restated Long Term Incentive Plan.					X

10.10	Form of Pension and Equity Makeup Restricted Stock Award Agreement for Amended and Restated Long Term Incentive Plan - Lawler.					X

12	Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Dividends.					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith	Furnished Herewith
31.1	Robert D. Lawler, Chief Executive Officer, Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Domenic J. Dell’Osso, Jr., Executive Vice President and Chief Financial Officer, Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Robert D. Lawler, Chief Executive Officer, Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X

32.2	Domenic J. Dell’Osso, Jr., Executive Vice President and Chief Financial Officer, Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

SIGNATURES
Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHESAPEAKE ENERGY CORPORATION

Date: August 6, 2013	By:	/s/ ROBERT D. LAWLER
Robert D. Lawler, President and Chief Executive Officer

Date: August 6, 2013	By:	/s/ DOMENIC J. DELL’OSSO, JR.
Domenic J. Dell’Osso, Jr. Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith	Furnished Herewith
3.1.1	Chesapeake’s Restated Certificate of Incorporation, as amended.	10-Q	001-13726	3.1.1	8/10/2009

3.1.2	Certificate of Designation of 5% Cumulative Convertible Preferred Stock (Series 2005B), as amended.	10-Q	001-13726	3.1.4	11/10/2008

3.1.3	Certificate of Designation of 4.5% Cumulative Convertible Preferred Stock, as amended.	10-Q	001-13726	3.1.6	8/11/2008

3.1.4	Certificate of Designation of 5.75% Cumulative Non-Voting Convertible Preferred Stock (Series A).	8-K	001-13726	3.2	5/20/2010

3.1.5	Certificate of Designation of 5.75% Cumulative Non-Voting Convertible Preferred Stock, as amended.	10-Q	001-13726	3.1.5	8/9/2010

3.2	Chesapeake’s Amended and Restated Bylaws.	8-K	001-13726	3.2	6/8/2012

4.1	Fifteenth Supplemental Indenture dated April 1, 2013 among Chesapeake Energy Corporation, the Subsidiary Guarantors named therein and Deutsche Bank Trust Company Americas, as Trustee, to Indenture dated August 2, 2010 with respect to 3.25% Senior Notes due 2016.	8-A	001-13726	4.2	4/8/2013

4.2	Sixteenth Supplemental Indenture dated April 1, 2013 among Chesapeake Energy Corporation, the Subsidiary Guarantors named therein and Deutsche Bank Trust Company Americas, as Trustee, to Indenture dated as of August 2, 2010 with respect to 5.375% Senior Notes due 2021.	8-A	001-13726	4.3	4/8/2013

4.3	Seventeenth Supplemental Indenture dated April 1, 2013 among Chesapeake Energy Corporation, the Subsidiary Guarantors named therein and Deutsche Bank Trust Company Americas, as Trustee, to Indenture dated as of August 2, 2010 with respect to 5.75% Senior Notes due 2023.	8-A	001-13726	4.4	4/8/2013

10.1	Founder Separation and Services Agreement effective January 29, 2013 between Chesapeake Energy Corporation and Aubrey K. McClendon.	8-K	001-13726	10.1	4/19/2013

10.2	Founder Joint Operating Services Agreement effective January 29, 2013 among Chesapeake Energy Corporation, Aubrey K. McClendon, Arcadia Resources, L.P., Larchmont Resources, L.L.C., Jamestown Resources, L.L.C. and Pelican Energy, L.L.C.	8-K	001-13726	10.2	4/19/2013

10.3	Map Sale Rescission Agreement, effective as of April 1, 2013, by and between Aubrey K. McClendon and Chesapeake Energy Corporation.	8-K	001-13726	10.3	4/19/2013

10.4	Employment Agreement between Chesapeake Energy Corporation and Robert D. Lawler dated as of May 20, 2013.	8-K	001-13726	10.1	5/23/2013

10.5	Chesapeake Energy Corporation Amended and Restated Long Term Incentive Plan.	8-K	001-13726	10.1	6/20/2013

10.6	Chesapeake Energy Corporation 2013 Annual Incentive Plan.	DEF 14A	001-13726	Exhibit G	5/3/2013

10.7	Chesapeake Energy Corporation 2003 Stock Award Plan for Non-Employee Directors.					X

10.8	Form of Restricted Stock Unit Award Agreement for Amended and Restated Long Term Incentive Plan.					X

10.9	Form of Non-Employee Director Restricted Stock Unit Award Agreement for Amended and Restated Long Term Incentive Plan.					X

10.10	Form of Pension and Equity Makeup Restricted Stock Award Agreement for Amended and Restated Long Term Incentive Plan - Lawler.					X

12	Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Dividends.					X

31.1	Robert D. Lawler, Chief Executive Officer, Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Domenic J. Dell’Osso, Jr., Executive Vice President and Chief Financial Officer, Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Robert D. Lawler, Chief Executive Officer, Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X

32.2	Domenic J. Dell’Osso, Jr., Executive Vice President and Chief Financial Officer, Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X

101.INS	XBRL Instance Document.	X

101.SCH	XBRL Taxonomy Extension Schema Document.	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X