Form 10-Q
period 2014-09-30
CHESAPEAKE ENERGY CORP
filed 2014-11-06
CIK 895126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
[X]    Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ]      NO [X]
As of October 31, 2014, there were 665,110,655 shares of our $0.01 par value common stock outstanding.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
INDEX TO FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2014

PART I. FINANCIAL INFORMATION

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2014	December 31, 2013
	($ in millions)
CURRENT ASSETS:
Cash and cash equivalents ($1 and $1 attributable to our VIE)	$90	$837
Restricted cash	38	75
Accounts receivable, net	2,447	2,222
Short-term derivative assets	100	—
Deferred income tax asset	129	223
Other current assets	325	299
Total Current Assets	3,129	3,656
PROPERTY AND EQUIPMENT:
Natural gas and oil properties, at cost based on full cost accounting:
Proved natural gas and oil properties ($488 and $488 attributable to our VIE)	60,260	56,157
Unproved properties	11,513	12,013
Oilfield services equipment	—	2,192
Other property and equipment	3,127	3,203
Total Property and Equipment, at Cost	74,900	73,565
Less: accumulated depreciation, depletion and amortization (($220) and ($168) attributable to our VIE)	(38,349)	(37,161)
Property and equipment held for sale, net	101	730
Total Property and Equipment, Net	36,652	37,134
LONG-TERM ASSETS:
Investments	254	477
Long-term derivative assets	14	4
Other long-term assets	469	511
TOTAL ASSETS	$40,518	$41,782

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS – (Continued)
(Unaudited)

	September 30, 2014	December 31, 2013
	($ in millions)
CURRENT LIABILITIES:
Accounts payable	$2,258	$1,596
Short-term derivative liabilities ($0 and $5 attributable to our VIE)	71	208
Accrued interest	138	200
Other current liabilities ($16 and $22 attributable to our VIE)	3,135	3,511
Total Current Liabilities	5,602	5,515
LONG-TERM LIABILITIES:
Long-term debt, net	11,592	12,886
Deferred income tax liabilities	4,285	3,407
Long-term derivative liabilities	294	445
Asset retirement obligations	427	405
Other long-term liabilities	687	984
Total Long-Term Liabilities	17,285	18,127
CONTINGENCIES AND COMMITMENTS (Note 5)
EQUITY:
Chesapeake Stockholders’ Equity:
Preferred stock, $0.01 par value, 20,000,000 shares authorized: 7,251,515 shares outstanding	3,062	3,062
Common stock, $0.01 par value, 1,000,000,000 shares authorized: 665,046,461 and 666,192,371 shares issued	7	7
Paid-in capital	12,495	12,446
Retained earnings	945	688
Accumulated other comprehensive loss	(151)	(162)
Less: treasury stock, at cost; 1,657,456 and 2,002,029 common shares	(38)	(46)
Total Chesapeake Stockholders’ Equity	16,320	15,995
Noncontrolling interests	1,311	2,145
Total Equity	17,631	18,140
TOTAL LIABILITIES AND EQUITY	$40,518	$41,782

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	($ in millions except per share data)
REVENUES:
Natural gas, oil and NGL	$2,341	$1,586	$5,812	$5,444
Marketing, gathering and compression	3,362	3,032	9,543	6,871
Oilfield services	—	249	546	650
Total Revenues	5,703	4,867	15,901	12,965
OPERATING EXPENSES:
Natural gas, oil and NGL production	298	282	868	877
Production taxes	62	62	185	173
Marketing, gathering and compression	3,369	3,009	9,515	6,781
Oilfield services	—	211	431	543
General and administrative	60	120	229	336
Restructuring and other termination costs	(14)	63	12	203
Provision for legal contingencies	100	—	100	—
Natural gas, oil and NGL depreciation, depletion and amortization	688	652	1,977	1,945
Depreciation and amortization of other assets	37	79	194	234
Impairments of fixed assets and other	15	85	75	343
Net gains on sales of fixed assets	(86)	(132)	(201)	(290)
Total Operating Expenses	4,529	4,431	13,385	11,145
INCOME FROM OPERATIONS	1,174	436	2,516	1,820
OTHER INCOME (EXPENSE):
Interest expense	(17)	(40)	(82)	(164)
Losses on investments	(27)	(22)	(72)	(36)
Net gain (loss) on sales of investments	—	3	67	(7)
Losses on purchases of debt	—	—	(195)	(70)
Other income (expense)	(1)	10	12	18
Total Other Expense	(45)	(49)	(270)	(259)
INCOME BEFORE INCOME TAXES	1,129	387	2,246	1,561
INCOME TAX EXPENSE:
Current income taxes	2	7	10	9
Deferred income taxes	435	140	849	585
Total Income Tax Expense	437	147	859	594
NET INCOME	692	240	1,387	967
Net income attributable to noncontrolling interests	(30)	(38)	(110)	(127)
NET INCOME ATTRIBUTABLE TO CHESAPEAKE	662	202	1,277	840
Preferred stock dividends	(43)	(43)	(128)	(128)
Redemption of preferred shares of a subsidiary	(447)	—	(447)	(69)
Earnings allocated to participating securities	(3)	(3)	(15)	(14)
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$169	$156	$687	$629
EARNINGS PER COMMON SHARE:
Basic	$0.26	$0.24	$1.04	$0.96
Diluted	$0.26	$0.24	$1.04	$0.96
CASH DIVIDEND DECLARED PER COMMON SHARE	$0.0875	$0.0875	$0.2625	$0.2625
WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING (in millions):
Basic	660	656	659	654
Diluted	660	656	659	654

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	($ in millions)
NET INCOME	$692	$240	$1,387	$967
OTHER COMPREHENSIVE INCOME, NET OF INCOME TAX:
Unrealized gain on derivative instruments, net of income tax expense of $0, $1, $3 and $1	—	2	3	2
Reclassification of loss on settled derivative instruments, net of income tax expense of $2, $1, $12 and $8	3	2	13	13
Unrealized loss on investments, net of income tax benefit of $0, ($1), $0 and ($4)	—	(1)	—	(6)
Reclassification of (gain) loss on investment, net of income tax expense (benefit) of $0, ($1), ($3) and $3	—	(2)	(5)	4
Other Comprehensive Income	3	1	11	13
COMPREHENSIVE INCOME	695	241	1,398	980
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(30)	(38)	(110)	(127)
COMPREHENSIVE INCOME ATTRIBUTABLE TO CHESAPEAKE	$665	$203	$1,288	$853

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
	($ in millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$1,387	$967
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO CASH PROVIDED BY OPERATING ACTIVITIES:
Depreciation, depletion and amortization	2,171	2,179
Deferred income tax expense	849	585
Derivative gains, net	(20)	(90)
Cash payments on derivative settlements, net	(341)	(66)
Stock-based compensation	59	78
Net gains on sales of fixed assets	(201)	(290)
Impairments of fixed assets and other	44	317
Losses on investments	72	40
Net (gains) losses on sales of investments	(67)	7
Restructuring and other termination costs	(18)	164
Provision for legal contingencies	100	—
Losses on purchases of debt	61	37
Other	57	30
Changes in assets and liabilities	(348)	(372)
Net Cash Provided By Operating Activities	3,805	3,586
CASH FLOWS FROM INVESTING ACTIVITIES:
Drilling and completion costs	(3,185)	(4,470)
Acquisitions of proved and unproved properties	(1,023)	(811)
Proceeds from divestitures of proved and unproved properties	723	2,789
Additions to other property and equipment	(675)	(639)
Proceeds from sales of other property and equipment	964	796
Additions to investments	(14)	(8)
Proceeds from sales of investments	239	115
Decrease in restricted cash	37	177
Other	(4)	4
Net Cash Used In Investing Activities	(2,938)	(2,047)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facilities borrowings	3,573	7,136
Payments on credit facilities borrowings	(3,896)	(7,268)
Proceeds from issuance of senior notes, net of discount and offering costs	2,966	2,274
Proceeds from issuance of oilfield services senior notes, net of discount and offering costs	494	—
Proceeds from issuance of oilfield services term loan, net of issuance costs	394	—
Cash paid to purchase debt	(3,362)	(2,141)
Cash paid for common stock dividends	(175)	(175)
Cash paid for preferred stock dividends	(128)	(128)
Cash paid on financing derivatives	(50)	(62)
Cash paid for prepayment of mortgage	—	(55)
Proceeds from sales of noncontrolling interests	—	5
Proceeds from other financings	—	22
Cash paid to purchase preferred shares of a subsidiary	(1,254)	(212)
Cash held and retained by SSE at spin-off	(8)	—
Distributions to noncontrolling interest owners	(143)	(164)
Other	(25)	(71)
Net Cash Used In Financing Activities	(1,614)	(839)
Net increase (decrease) in cash and cash equivalents	(747)	700
Cash and cash equivalents, beginning of period	837	287
Cash and cash equivalents, end of period	$90	$987

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(Unaudited)

Supplemental disclosures to the condensed consolidated statements of cash flows are presented below:

	Nine Months Ended September 30,
	2014	2013
	($ in millions)
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of capitalized interest	$88	$62
Income taxes paid, net of refunds received	$17	$14

SUPPLEMENTAL DISCLOSURE OF SIGNIFICANT NON-CASH INVESTING AND FINANCING ACTIVITIES:
Change in accrued drilling and completion costs	$(64)	$(97)
Change in accrued acquisitions of proved and unproved properties	$(100)	$(1)
Change in accrued additions to other property and equipment	$(11)	$(80)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
	($ in millions)
PREFERRED STOCK:
Balance, beginning and end of period	$3,062	$3,062
COMMON STOCK:
Balance, beginning and end of period	7	7
PAID-IN CAPITAL:
Balance, beginning of period	12,446	12,293
Stock-based compensation	26	156
Reduction in tax benefit from stock-based compensation	(1)	(10)
Exercise of stock options	24	4
Balance, end of period	12,495	12,443
RETAINED EARNINGS:
Balance, beginning of period	688	437
Net income attributable to Chesapeake	1,277	840
Dividends on common stock	(175)	(175)
Dividends on preferred stock	(128)	(128)
Spin-off of oilfield services business (Note 2)	(270)	—
Redemption of preferred shares of a subsidiary	(447)	(69)
Balance, end of period	945	905
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance, beginning of period	(162)	(182)
Hedging activity	16	15
Investment activity	(5)	(2)
Balance, end of period	(151)	(169)
TREASURY STOCK – COMMON:
Balance, beginning of period	(46)	(48)
Purchase of 24,859 and 249,498 shares for company benefit plans	(1)	(6)
Release of 369,432 and 151,153 shares from company benefit plans	9	2
Balance, end of period	(38)	(52)
TOTAL CHESAPEAKE STOCKHOLDERS’ EQUITY	16,320	16,196
NONCONTROLLING INTERESTS:
Balance, beginning of period	2,145	2,327
Sales of noncontrolling interests	—	5
Net income attributable to noncontrolling interests	110	127
Distributions to noncontrolling interest owners	(137)	(164)
Redemption of preferred shares of a subsidiary	(807)	(143)
Balance, end of period	1,311	2,152
TOTAL EQUITY	$17,631	$18,348

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Chesapeake Energy Corporation (Chesapeake or the Company) and its subsidiaries were prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) and include the accounts of our direct and indirect wholly owned subsidiaries and entities in which Chesapeake has a controlling financial interest. Intercompany accounts and balances have been eliminated. These financial statements were prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all disclosures required for financial statements prepared in conformity with U.S. GAAP.
This Form 10-Q relates to the three and nine months ended September 30, 2014 (the “Current Quarter” and the “Current Period”, respectively) and the three and nine months ended September 30, 2013 (the “Prior Quarter” and the “Prior Period”, respectively). Chesapeake’s annual report on Form 10-K for the year ended December 31, 2013 (“2013 Form 10-K”) includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this Form 10-Q. All material adjustments (consisting solely of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods have been reflected. The results for the Current Quarter and the Current Period are not necessarily indicative of the results to be expected for the full year.

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

•	We transferred to a subsidiary of COO, at carrying value, certain of our buildings and land, most of which COO had been leasing from us prior to the spin-off.

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
Following the spin-off, we have no ownership interest in SSE. Therefore, we ceased to consolidate SSE’s assets and liabilities as of the spin-off date. Because we expect to have significant continued involvement associated with SSE’s future operations through the various agreements described below, our former oilfield services segment’s historical financial results for periods prior to the spin-off continue to be included in our historical financial results as a component of continuing operations. For segment disclosures, we have labeled our oilfield services segment as “former oilfield services”. See Note 17 for additional information regarding our segments.

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

•
The master separation agreement sets forth the agreements between SSE and Chesapeake regarding the principal transactions that were necessary to effect the spin-off and also sets forth other agreements that govern certain aspects of SSE’s relationship with Chesapeake after completion of the spin-off.

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

•
The transition services agreement sets forth the terms on which we provide SSE certain services. Transition services include marketing and corporate communication, human resources, information technology, security, legal, risk management, tax, environmental health and safety, maintenance, internal audit, accounting, treasury and certain other services specified in the agreement. SSE pays Chesapeake a negotiated fee for providing those services.

•	The services agreement requires us to utilize, at market-based pricing, certain SSE pressure pumping services. See Note 5 for a summary of the terms of the services agreement.

•
We have also entered into drilling agreements that are rig-specific daywork drilling contracts with terms ranging from three months to three years and at market-based rates. We have the right to terminate a drilling agreement in certain circumstances. As of September 30, 2014, the aggregate undiscounted minimum future payments under these drilling agreements were approximately $356 million.

In the Current Period, our stockholders’ equity decreased by $270 million as the result of the spin-off, and we recognized $15 million of charges associated with the spin-off that are included in restructuring and other termination costs on our condensed consolidated statement of operations. See Note 15 for further details regarding these charges.

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
For the Current Quarter, the Prior Quarter, the Current Period and the Prior Period, shares of the following securities and associated adjustments to net income, representing dividends on such shares, were excluded from the calculation of diluted EPS as the effect was antidilutive. The impact of our stock options was immaterial in the calculation of diluted EPS for these periods.

	Net Income Adjustments	Shares
	($ in millions)	(in millions)
Three Months Ended September 30, 2014:
Common stock equivalent of our preferred stock outstanding:
5.75% cumulative convertible preferred stock	$21	59
5.75% cumulative convertible preferred stock (series A)	$16	42
5.00% cumulative convertible preferred stock (series 2005B)	$3	6
4.50% cumulative convertible preferred stock	$3	6
Unvested restricted stock	$3	3

Three Months Ended September 30, 2013:
Common stock equivalent of our preferred stock outstanding:
5.75% cumulative convertible preferred stock	$21	56
5.75% cumulative convertible preferred stock (series A)	$16	39
5.00% cumulative convertible preferred stock (series 2005B)	$3	5
4.50% cumulative convertible preferred stock	$3	6
Unvested restricted stock	$3	2

Nine Months Ended September 30, 2014:
Common stock equivalent of our preferred stock outstanding:
5.75% cumulative convertible preferred stock	$64	59
5.75% cumulative convertible preferred stock (series A)	$47	42
5.00% cumulative convertible preferred stock (series 2005B)	$8	6
4.50% cumulative convertible preferred stock	$9	6
Unvested restricted stock	$14	3

Nine Months Ended September 30, 2013:
Common stock equivalent of our preferred stock outstanding:
5.75% cumulative convertible preferred stock	$64	56
5.75% cumulative convertible preferred stock (series A)	$47	40
5.00% cumulative convertible preferred stock (series 2005B)	$8	5
4.50% cumulative convertible preferred stock	$9	6
Unvested restricted stock	$14	3

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

4.	Debt
Our long-term debt consisted of the following as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
	($ in millions)
Term loan due 2017(a)	$—	$2,000
9.5% senior notes due 2015(b)	—	1,265
3.25% senior notes due 2016	500	500
6.25% euro-denominated senior notes due 2017(c)	435	473
6.5% senior notes due 2017	660	660
6.875% senior notes due 2018(d)	—	97
7.25% senior notes due 2018	669	669
Floating rate senior notes due 2019	1,500	—
6.625% senior notes due 2019(e)	—	650
6.625% senior notes due 2020	1,300	1,300
6.875% senior notes due 2020	500	500
6.125% senior notes due 2021	1,000	1,000
5.375% senior notes due 2021	700	700
4.875% senior notes due 2022	1,500	—
5.75% senior notes due 2023	1,100	1,100
2.75% contingent convertible senior notes due 2035(f)	396	396
2.5% contingent convertible senior notes due 2037(f)	1,168	1,168
2.25% contingent convertible senior notes due 2038(f)	347	347
Corporate revolving bank credit facility	59	—
Oilfield services revolving bank credit facility(g)	—	405
Discount on senior notes and term loan(h)	(252)	(357)
Interest rate derivatives(i)	10	13
Total long-term debt, net	$11,592	$12,886
___________________________________________

(a)
In the Current Period, we repaid the borrowings outstanding under the term loan due 2017 with a portion of the net proceeds from our offering of $3.0 billion in aggregate principal amount of senior notes issued in the Current Period.

(b)	In the Current Period, we completed a tender offer for and redemption of the 9.5% Senior Notes due 2015.

(c)
The principal amount shown is based on the exchange rate of $1.2631 to €1.00 and $1.3743 to €1.00 as of September 30, 2014 and December 31, 2013, respectively. See Note 9 for information on our related foreign currency derivatives.

(d)	In the Current Period, we redeemed all outstanding 6.875% Senior Notes due 2018.

(e)
Initial issuers were COO and Chesapeake Oilfield Finance, Inc., a wholly owned subsidiary of COO. Chesapeake Energy Corporation is the issuer of all other senior notes and the contingent convertible senior notes. In the Current Period, in connection with the spin-off of our oilfield services business, the obligations with respect to the COO senior notes were removed from our condensed consolidated balance sheet. See Note 2 for further discussion of the spin-off.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

(f)	The repurchase, conversion, contingent interest and redemption provisions of our contingent convertible senior notes are as follows:
Holders’ Demand Repurchase Rights. The holders of our contingent convertible senior notes may require us to repurchase, in cash, all or a portion of their notes at 100% of the principal amount of the notes on any of four dates that are five, ten, fifteen and twenty years before the maturity date.
Optional Conversion by Holders. At the holder’s option, prior to maturity under certain circumstances, the notes are convertible into cash and, if applicable, shares of our common stock using a net share settlement process. One such triggering circumstance is when the price of our common stock exceeds a threshold amount during a specified period in a fiscal quarter. Convertibility based on common stock price is measured quarterly. During the specified period in the third quarter of 2014, the price of our common stock was below the threshold level for each series of the contingent convertible senior notes and, as a result, the holders do not have the option to convert their notes into cash and common stock in the fourth quarter of 2014 under this provision.
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
Contingent Interest. We will pay contingent interest on the convertible senior notes after they have been outstanding at least ten years during certain periods if the average trading price of the notes exceeds the threshold defined in the indenture.
The holders’ demand repurchase dates, the common stock price conversion threshold amounts (as adjusted to give effect to the dividend of SSE common stock paid in the spin-off of our oilfield services business and cash dividends on our common stock) and the ending date of the first six-month period in which contingent interest may be payable for the contingent convertible senior notes are as follows:

Contingent Convertible Senior Notes	Holders' Demand Repurchase Dates	Common Stock Price Conversion Thresholds	Contingent Interest First Payable (if applicable)
2.75% due 2035	November 15, 2015, 2020, 2025, 2030	$45.22	May 14, 2016
2.5% due 2037	May 15, 2017, 2022, 2027, 2032	$59.71	November 14, 2017
2.25% due 2038	December 15, 2018, 2023, 2028, 2033	$100.45	June 14, 2019
Optional Redemption by the Company. We may redeem the convertible senior notes once they have been outstanding for ten years at a redemption price of 100% of the principal amount of the notes, payable in cash.

(g)	In the Current Period, in connection with the spin-off of our oilfield services business, we terminated our oilfield services credit facility. See Note 2 for further discussion of the spin-off.

(h)
Discount as of September 30, 2014 and December 31, 2013 included $244 million and $303 million, respectively, associated with the equity component of our contingent convertible senior notes. This discount is amortized based on an effective yield method. Discount also included $33 million as of December 31, 2013 associated with our term loan discussed below.

(i)	See Note 9 for further discussion related to these instruments.
Term Loan
In November 2012, we established an unsecured five-year term loan credit facility in an aggregate principal amount of $2.0 billion for net proceeds of $1.935 billion. The term loan provided that it could be voluntarily repaid before November 9, 2015 at par plus a specified premium and at any time thereafter at par. The maturity date of the term loan was December 2, 2017. In the Current Period, we used a portion of the net proceeds from our offering of $3.0 billion in aggregate principal amount of senior notes to repay the borrowings under, and terminate, the term loan. We recorded a loss of $90 million, consisting of $40 million in premiums, $30 million of unamortized discount and $20 million of unamortized deferred charges, in connection with the termination.

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
During the Current Period, we issued $3.0 billion in aggregate principal amount of senior notes at par. The offering included two series of notes: $1.5 billion in aggregate principal amount of Floating Rate Senior Notes due 2019 and $1.5 billion in aggregate principal amount of 4.875% Senior Notes due 2022. We used a portion of the net proceeds of $2.966 billion to repay the borrowings under, and terminate, our term loan credit facility. We used the remaining proceeds along with cash on hand to redeem the remaining $97 million principal amount of the 6.875% Senior Notes due 2018 and to purchase and redeem the remaining $1.265 billion principal amount of the 9.5% Senior Notes due 2015 for $1.454 billion. We recorded a loss of approximately $6 million associated with the redemption of the 6.875% Senior Notes due 2018, which consisted of $5 million in premiums and $1 million of unamortized deferred charges. We recorded a loss of approximately $99 million associated with the purchase and redemption of the 9.5% Senior Notes due 2015, which consisted of $87 million in premiums, $9 million of unamortized discount and $3 million of unamortized deferred charges.
During the Prior Period, we issued $2.3 billion in aggregate principal amount of senior notes at par. The offering included three series of notes: $500 million in aggregate principal amount of 3.25% Senior Notes due 2016; $700 million in aggregate principal amount of 5.375% Senior Notes due 2021; and $1.1 billion in aggregate principal amount of 5.75% Senior Notes due 2023. We used a portion of the net proceeds of $2.274 billion to repay outstanding indebtedness under our corporate revolving bank credit facility and purchase certain senior notes. We purchased $217 million in aggregate principal amount of our 7.625% Senior Notes due 2013 for $221 million and $377 million in aggregate principal amount of our 6.875% Senior Notes due 2018 for $405 million pursuant to tender offers during the Prior Period. We recorded a loss of approximately $37 million associated with the tender offers, including $32 million in premiums and $5 million of unamortized deferred charges. During the Prior Period, we also redeemed $1.3 billion in aggregate principal amount of our 6.775% Senior Notes due 2019 (the 2019 Notes) at par pursuant to notice of special early redemption. We recorded a loss of approximately $33 million associated with the redemption, including $19 million of unamortized deferred charges and $14 million of discount. As described in the following paragraph, our redemption of the 2019 notes has been the subject of litigation. On July 15, 2013, we retired at maturity the remaining $247 million aggregate principal amount outstanding of our 7.625% Senior Notes due 2013.
In March 2013, the Company brought suit in the U.S. District Court for the Southern District of New York (the Court) against The Bank of New York Mellon Trust Company, N.A. (BNY Mellon), the indenture trustee for the 2019 Notes. The Company sought a declaration that the notice it issued to redeem all of the 2019 Notes at par (plus accrued interest through the redemption date) was timely and effective pursuant to the special early redemption provision of the supplemental indenture governing the 2019 Notes. BNY Mellon asserted that the notice was not effective to redeem the 2019 Notes at par because it was not timely for that purpose and because of the specific phrasing in the notice

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

that provided it would not be effective unless the Court concluded it was timely. The Court conducted a trial on the matter and ruled in the Company’s favor in May 2013. BNY Mellon filed notice of an appeal of the decision with the United States Court of Appeals for the Second Circuit and the appeal is currently pending.
No scheduled principal payments are required on our senior notes until 2016 unless the holders of our 2.75% Contingent Convertible Senior Notes due 2035 exercise their individual demand repurchase rights on November 15, 2015, which would require us to repurchase all or a portion of the $396 million principal amount of notes.
Corporate Credit Facility
We have a $4.0 billion syndicated revolving bank credit facility that matures in December 2015. Our subsidiaries Chesapeake Exploration, L.L.C., Chesapeake Appalachia, L.L.C. and Chesapeake Louisiana, L.P. are borrowers under the facility. As of September 30, 2014, we had $59 million of outstanding borrowings under the facility and utilized $15 million of the facility for various letters of credit. Borrowings under the facility are secured by proved reserves and bear interest at our option at either (i) the greater of the reference rate of Union Bank, N.A. or the federal funds effective rate plus 0.50%, both of which are subject to a margin that varies from 0.50% to 1.25% per annum according to our senior unsecured long-term debt ratings, or (ii) the Eurodollar rate, which is based on LIBOR, plus a margin that varies from 1.50% to 2.25% per annum according to our senior unsecured long-term debt ratings. The collateral value and borrowing base are determined periodically. The unused portion of the facility is subject to a commitment fee of 0.50% per annum. Interest is payable quarterly or, if LIBOR applies, may be payable at more frequent intervals. Although the applicable interest rates under the facility fluctuate based on our long-term senior unsecured credit ratings, the facility does not contain provisions which would trigger an acceleration of amounts due under the facility or a requirement to post additional collateral in the event of a downgrade of our credit ratings.
Our corporate credit facility agreement contains various covenants and restrictive provisions which limit our ability to incur additional indebtedness, make investments or loans and create liens and require us to maintain an indebtedness to total capitalization ratio and an indebtedness to EBITDA ratio, in each case as defined in the agreement. We were in compliance with all covenants under our corporate credit facility agreement as of September 30, 2014.
Our corporate credit facility is fully and unconditionally guaranteed, on a joint and several basis, by Chesapeake and certain of our wholly owned subsidiaries. If we should fail to perform our obligations under the credit facility agreement, the revolving credit commitment could be terminated and any outstanding borrowings under the facility could be declared immediately due and payable. Such acceleration, if involving a principal amount of $50 million or more, would constitute an event of default under our senior note and contingent convertible senior note indentures, which could in turn result in the acceleration of a significant portion of such indebtedness. The credit facility agreement also has cross default provisions that apply to our secured hedging facility and other indebtedness of Chesapeake and its restricted subsidiaries with an outstanding principal amount in excess of $125 million. In addition, the facility contains a restriction on our ability to declare and pay cash dividends on our common or preferred stock if an event of default has occurred.
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
Fair Value of Debt
We estimate the fair value of our exchange-traded debt using quoted market prices (Level 1). The fair value of all other debt, which currently consists of our corporate credit facility and as of December 31, 2013 also consisted of our former oilfield services credit facility and term loan, is estimated using our credit default swap rate (Level 2). Fair value is compared to the carrying value, excluding the impact of interest rate derivatives, in the table below.

	September 30, 2014		December 31, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		($ in millions)
Long-term debt (Level 1)	$11,523	$12,347	$10,501	$11,557
Long-term debt (Level 2)	$59	$58	$2,372	$2,369

5.	Contingencies and Commitments
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
July 2008 Common Stock Offering Litigation. On February 25, 2009, a putative class action was filed in the U.S. District Court for the Southern District of New York against the Company and certain of its officers and directors along with certain underwriters of the Company’s July 2008 common stock offering. The plaintiff filed an amended complaint on September 11, 2009 alleging that the registration statement for the offering contained material misstatements and omissions and seeking damages under Sections 11, 12 and 15 of the Securities Act of 1933 of an unspecified amount and rescission. The action was transferred to the U.S. District Court for the Western District of Oklahoma on October 13, 2009. Chesapeake and the officer and director defendants moved for summary judgment on grounds of loss causation and materiality on December 28, 2011, and the motion was granted as to all claims as a matter of law on March 29, 2013. Final judgment in favor of Chesapeake and the officer and director defendants was entered on June 21, 2013, and the plaintiff filed a notice of appeal on July 19, 2013 in the U.S. Court of Appeals for the Tenth Circuit. On August 8, 2014, the District Court dismissal was affirmed by the Court of Appeals, and on September 8, 2014, the plaintiff filed a petition for rehearing. We are currently unable to assess the probability of loss or estimate a range of potential loss associated with this matter.
Shareholder Derivative Litigation. A derivative action relating to the July 2008 offering filed in the U.S. District Court for the Western District of Oklahoma on September 6, 2011 is pending. Following the denial on September 28, 2012 of defendants’ motion to dismiss and pursuant to court order, nominal defendant Chesapeake filed an answer in the case on October 12, 2012. By stipulation between the parties, the case is stayed pending final resolution of the above described appeal.
A federal consolidated derivative action and an Oklahoma state court derivative action have been stayed since 2012 pending resolution of a related, previously reported putative federal securities class action. The shareholder derivative actions allege breaches of fiduciary duty, among other things, related to the former CEO’s personal financial practices and purported conflicts of interest, and the Company’s accounting for volumetric production payments. With the dismissal of the federal securities class action now affirmed, the parties have stipulated to continue the stay of the Oklahoma state court derivative action while plaintiffs pursue their claims in the federal consolidated derivative action. Plaintiffs’ consolidated amended derivative complaint was filed on October 31, 2014, and the Company intends to file a motion to dismiss by December 5, 2014.
On May 8, 2012, a derivative action was filed in the District Court of Oklahoma County, Oklahoma against the Company's directors alleging breaches of fiduciary duties and corporate waste related to the Company's officers and directors' use of the Company's fractionally owned corporate jets. On August 21, 2012, the District Court granted the Company's motion to dismiss for lack of derivative standing, and the plaintiff appealed the ruling on December 6, 2012. On May 16, 2014, the Court of Civil Appeals for the State of Oklahoma affirmed the dismissal. On July 7, 2014, plaintiffs filed a petition for writ of certiorari in the Oklahoma Supreme Court seeking review of the Court of Civil Appeals’ decision, and on October 13, 2014, the petition for certiorari was denied.
On April 10, 2014, a derivative action was filed in the District Court of Oklahoma County, Oklahoma against current and former directors and officers of the Company alleging, among other things, breach of fiduciary duties, waste of corporate assets, gross mismanagement and unjust enrichment related to the Company’s payment of shareholder dividends since October 2012. On July 2, 2014, the Company filed a motion to dismiss. The plaintiffs voluntarily dismissed the action on October 31, 2014.
Regulatory Proceedings. The Company has received, from the U.S. Department of Justice (DOJ) and certain state governmental agencies and authorities, subpoenas and demands for documents, information and testimony in connection with investigations into possible violations of federal and state antitrust laws relating to our purchase and lease of oil and gas rights in various states. The Company also has received DOJ and state subpoenas seeking information on the Company’s royalty payment practices. Chesapeake has engaged in discussions with the DOJ and state representatives and continues to respond to such subpoenas and demands.
On March 5, 2014, the Attorney General of the State of Michigan filed a criminal complaint against Chesapeake in Michigan state court alleging misdemeanor antitrust violations and attempted antitrust violations under state law arising out of the Company’s leasing activities in Michigan during 2010. On July 9, 2014, following a preliminary hearing on the complaint, as amended, the 89th District Court for Cheboygan County, Michigan ruled that one count alleging a bid-rigging conspiracy between Chesapeake and Encana Oil & Gas USA, Inc. regarding the October 2010 state lease auction would proceed to trial and dismissed claims alleging a second antitrust violation and an attempted antitrust violation. The Michigan Attorney General filed a second criminal complaint against Chesapeake in the same court on June 5, 2014 which, as amended, alleges that Chesapeake’s conduct in canceling lease offers to Michigan landowners in 2010 violated the state’s criminal enterprises and false pretenses felony statutes. On September 9, 2014, following a preliminary hearing, the Court ruled that all charges in the complaint would be tried. No trial date has been set for either matter.
Business Operations. Chesapeake is involved in various other lawsuits and disputes incidental to its business operations, including commercial disputes, personal injury claims, royalty claims, property damage claims and contract actions. With regard to contract actions, various mineral or leasehold owners have filed lawsuits against us seeking specific performance to require us to acquire their natural gas and oil interests and pay acreage bonus payments, damages based on breach of contract and/or, in certain cases, punitive damages based on alleged fraud. The Company has successfully defended a number of these failure-to-close cases in various courts, has settled and resolved other such cases and disputes and believes that its remaining loss exposure for these claims will not have a material adverse effect on our consolidated financial position, results of operations or cash flows. In addition, as described above, the Michigan Attorney General has commenced a criminal proceeding against us based on lease offers to Michigan landowners in 2010.
Regarding royalty claims, Chesapeake and other natural gas producers have been named in various lawsuits alleging royalty underpayment. The suits against us allege, among other things, that we used below-market prices, made improper deductions, used improper measurement techniques and/or entered into arrangements with affiliates that resulted in underpayment of royalties in connection with the production and sale of natural gas and NGL. The Company has resolved a number of these claims through negotiated settlements of past and future royalties and has prevailed in various other lawsuits. We are currently defending lawsuits seeking damages for royalty underpayment in various states, including cases filed by individual royalty owners and putative class actions, some of which seek to certify a statewide class. The Company also has received DOJ and state subpoenas seeking information on the Company’s royalty payment practices.
Plaintiffs have varying royalty provisions in their respective leases and oil and gas law varies from state to state. Royalty owners and producers differ in their interpretation of the legal effect of lease provisions governing royalty calculations, an issue in a putative class action filed in 2010 on behalf of Oklahoma royalty owners asserting claims dating back to 2004. In July 2014, this case was remanded to the trial court for further proceedings following the reversal on appeal of certification of a statewide class. We and the named plaintiff have participated in mediation concerning the claims asserted in the putative class action litigation. Based on analysis we and outside advisors have conducted, we have accrued a loss contingency of $100 million in the Current Quarter condensed consolidated statement of operations. Although we believe our estimate of the potential loss is reasonable, the final resolution of the Oklahoma royalty claims could differ from the amount accrued, and actual results, whether by continued litigation or settlement, could differ materially from management’s estimate.
We believe losses are reasonably possible in certain of the other pending royalty cases for which we have not accrued a loss contingency, but we are currently unable to estimate an amount or range of loss or the impact the actions could have on our future results of operations or cash flows. In Pennsylvania, two putative statewide class actions and one purported class arbitration were filed in 2014 on behalf of royalty owners asserting various claims for damages related to alleged underpayment of royalties as a result of the Company’s divestiture of substantially all of its midstream business and most of its gathering assets in 2012 and 2013. These Pennsylvania cases include claims for violation of and conspiracy to violate the federal Racketeer Influenced and Corrupt Organizations Act. Uncertainties in pending royalty cases generally include the complex nature of the claims and defenses, the potential size of the class in class actions, the scope and types of the properties and agreements involved, and the applicable production years.
Based on management’s current assessment, we are of the opinion that no pending or threatened lawsuit or dispute relating to the Company’s business operations is likely to have a material adverse effect on its future consolidated financial position, results of operations or cash flows. The final resolution of such matters could exceed amounts accrued, however, and actual results could differ materially from management’s estimates.
Environmental Contingencies
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

September 30, 2014
($ in millions)
2014	$616
2015	1,852
2016	1,933
2017	1,951
2018	1,748
2019 - 2099	7,672
Total	$15,772
Drilling Contracts
We have contracts with various drilling contractors, including those with SSE as discussed in Note 2, to utilize drilling services with terms ranging from three months to three years at market based pricing. These commitments are not recorded in the accompanying condensed consolidated balance sheets. As of September 30, 2014, the aggregate undiscounted minimum future payments under these drilling service commitments were approximately $449 million.
Pressure Pumping Contracts
As discussed in Note 2, in connection with the spin-off of our oilfield services business we entered into an agreement with a subsidiary of SSE related to pressure pumping services. The services agreement requires us to utilize, at market-based pricing, the lesser of (i) seven, five and three pressure pumping crews in years one, two and three of the agreement, respectively, or (ii) 50% of the total number of all pressure pumping crews working for us in all of our operating regions during the respective year. We are also required to utilize SSE pressure pumping services for a minimum number of fracture stages as set forth in the agreement. We are entitled to terminate the agreement in certain situations, including if SSE fails to provide the overall quality of service provided by similar service providers. As of September 30, 2014, the aggregate undiscounted minimum future payments under this agreement were approximately $283 million.
Drilling Commitments
We have committed to drill wells in conjunction with our CHK Cleveland Tonkawa, L.L.C. financial transaction and in conjunction with the formation of the Chesapeake Granite Wash Trust. See Noncontrolling Interests in Note 7 for discussion of these commitments.
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

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Net Acreage Maintenance Commitments
Under the terms of our joint venture agreements with Total and Sinopec (see Note 10), we are required to extend, renew or replace expiring joint leasehold, at our cost, to ensure that the net acreage is maintained in certain designated areas as of future measurement dates. To date, we have satisfied our replacement commitments under the Sinopec agreement. In the Current Quarter, we settled a dispute with Total regarding our acreage maintenance obligation as of December 31, 2012 for $50 million. The payment was based on a shortfall of approximately 20,800 net acres.
Other Commitments

In July 2011, we agreed to invest $155 million in preferred equity securities of Sundrop Fuels, Inc. (Sundrop), a privately held cellulosic biofuels company based in Longmont, Colorado. We also provided Sundrop with a one-time option to require us to purchase up to $25 million in additional preferred equity securities following the full payment of the initial investment, subject to the occurrence of specified milestones. As of September 30, 2014, we had funded our $155 million commitment in full and the milestones related to Sundrop’s preferred equity call option had not been met. See Note 11 for further discussion of this investment.
As part of our normal course of business, we enter into various agreements providing, or otherwise arranging, financial or performance assurances to third parties on behalf of our wholly owned guarantor subsidiaries. These agreements may include future payment obligations or commitments regarding operational performance that effectively guarantee our subsidiaries’ future performance.
In connection with divestitures, our purchase and sale agreements generally provide indemnification to the counterparty for liabilities incurred as a result of a breach of a representation or warranty by the indemnifying party. These indemnifications generally have a discrete term and are intended to protect the parties against risks that are difficult to predict or cannot be quantified at the time of the consummation of a particular transaction. For divestitures of oil and gas properties, our purchase and sale agreements may require the return of a portion of the proceeds we receive as a result of uncured title defects.
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

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

6.	Other Liabilities
Other current liabilities as of September 30, 2014 and December 31, 2013 are detailed below.

	September 30, 2014	December 31, 2013
	($ in millions)
Revenues and royalties due others	$1,401	$1,409
Accrued natural gas, oil and NGL drilling and production costs	389	457
Joint interest prepayments received	382	464
Accrued compensation and benefits	250	320
Other accrued taxes	115	161
Accrued dividends	102	101
Other	496	599
Total other current liabilities	$3,135	$3,511
Other long-term liabilities as of September 30, 2014 and December 31, 2013 are detailed below.

	September 30, 2014	December 31, 2013
	($ in millions)
CHK Utica ORRI conveyance obligation(a)	$227	$250
CHK C-T ORRI conveyance obligation(b)	139	149
Financing obligations	30	31
Unrecognized tax benefits	55	317
Other	236	237
Total other long-term liabilities	$687	$984
____________________________________________

(a)
$13 million and $13 million of the total $240 million and $263 million obligations are recorded in other current liabilities as of September 30, 2014 and December 31, 2013, respectively. See Noncontrolling Interests in Note 7 for further discussion of the transaction.

(b)
$21 million and $12 million of the total $160 million and $161 million obligations are recorded in other current liabilities as of September 30, 2014 and December 31, 2013, respectively. See Noncontrolling Interests in Note 7 for further discussion of the transaction.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

7.	Equity
Common Stock
The following is a summary of the changes in our common shares issued during the Current Period and the Prior Period:

	Nine Months Ended September 30,
	2014	2013
	(in thousands)
Shares issued as of January 1	666,192	666,468
Restricted stock issuances (net of forfeitures)(a)	(2,413)	684
Stock option exercises	1,267	321
Shares issued as of September 30	665,046	667,473
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

Preferred Stock
The following reflects the shares outstanding during the Current Period and the Prior Period and the liquidation preferences of our cumulative convertible preferred stock:

	5.75%	5.75% (A)	4.50%	5.00% (2005B)
Shares outstanding as of January 1, 2014 and 2013 and September 30, 2014 and 2013 (in thousands)	1,497	1,100	2,559	2,096

Liquidation preference per share	$1,000	$1,000	$100	$100
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

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Accumulated Other Comprehensive Income (Loss)
For the Current Period and the Prior Period, changes in accumulated other comprehensive income (loss) by component, net of tax, are detailed below.

	Net Gains (Losses) on Cash Flow Hedges	Net Gains (Losses) on Investments	Total
	($ in millions)
Balance, December 31, 2013	$(167)	$5	$(162)
Other comprehensive income before reclassifications	3	—	3
Amounts reclassified from accumulated other comprehensive income	13	(5)	8
Net other comprehensive income	16	(5)	11
Balance, September 30, 2014	$(151)	$—	$(151)

	Net Gains (Losses) on Cash Flow Hedges	Net Gains (Losses) on Investments	Total
	($ in millions)
Balance, December 31, 2012	$(189)	$7	$(182)
Other comprehensive income before reclassifications	2	(6)	(4)
Amounts reclassified from accumulated other comprehensive income	13	4	17
Net other comprehensive income	15	(2)	13
Balance, September 30, 2013	$(174)	$5	$(169)

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

For the Current Quarter, the Prior Quarter, the Current Period and the Prior Period, amounts reclassified from accumulated other comprehensive income (loss), net of tax, into the condensed consolidated statements of operations are detailed below.

Details About Accumulated Other Comprehensive Income (Loss) Components	Affected Line Item in the Statement Where Net Income is Presented	Three Months Ended September 30,
		2014	2013
		($ in millions)
Net losses on cash flow hedges:
Commodity contracts	Natural gas, oil and NGL revenues	$3	$2
Investments:
Sale of investment	Net gain on sale of investment	—	(2)
Total reclassifications for the period, net of tax		$3	$—

Details About Accumulated Other Comprehensive Income (Loss) Components	Affected Line Item in the Statement Where Net Income is Presented	Nine Months Ended September 30,
		2014	2013
		($ in millions)
Net losses on cash flow hedges:
Commodity contracts	Natural gas, oil and NGL revenues	$13	$13
Investments:
Impairment of investment	Losses on investments	—	6
Sale of investment	Net gain on sale of investment	(5)	(2)
Total reclassifications for the period, net of tax		$8	$17
Noncontrolling Interests
Cleveland Tonkawa Financial Transaction. We formed CHK Cleveland Tonkawa, L.L.C. (CHK C-T) in March 2012 to continue development of a portion of our natural gas and oil assets in our Cleveland and Tonkawa plays. CHK C-T is an unrestricted subsidiary under our corporate credit facility agreement and is not a guarantor of, or otherwise liable for, any of our indebtedness or other liabilities, including indebtedness under our indentures. In exchange for all of the common shares of CHK C-T, we contributed to CHK C-T approximately 245,000 net acres of leasehold and the existing wells within an area of mutual interest in the plays between the top of the Tonkawa and the top of the Big Lime formations covering Ellis and Roger Mills counties in western Oklahoma. In March 2012, in a private placement, third-party investors contributed $1.25 billion in cash to CHK C-T in exchange for (i) 1.25 million preferred shares, and (ii) our obligation to deliver a 3.75% overriding royalty interest (ORRI) in the existing wells and up to 1,000 future net wells to be drilled on the contributed play leasehold. Subject to customary minority interest protections afforded the investors by the terms of the CHK C-T limited liability company agreement (the CHK C-T LLC Agreement), as the holder of all the common shares and the sole managing member of CHK C-T, we maintain voting and managerial control of CHK C-T and therefore include it in our condensed consolidated financial statements. Of the $1.25 billion of investment proceeds, we allocated $225 million to the ORRI obligation and $1.025 billion to the preferred shares based on estimates of fair values. The remaining ORRI obligation is included in other current and long-term liabilities and the preferred shares are included in noncontrolling interests on our condensed consolidated balance sheets. Pursuant to the CHK C-T LLC Agreement, CHK C-T is required to retain an amount of cash equal to the next two quarters of preferred dividend payments. The amount reserved, approximately $38 million as of September 30, 2014 and December 31, 2013, was reflected as restricted cash on our condensed consolidated balance sheets.
Dividends on the preferred shares are payable on a quarterly basis at a rate of 6% per annum based on $1,000 per share. This dividend rate is subject to increase in limited circumstances in the event that, and only for so long as, any dividend amount is not paid in full for any quarter. As the managing member of CHK C-T, we may, at our sole discretion and election at any time after March 31, 2014, distribute certain excess cash of CHK C-T, as determined in accordance with the CHK C-T LLC Agreement. Any such optional distribution of excess cash is allocated 75% to the preferred shares (which is applied toward redemption of the preferred shares) and 25% to the common shares unless

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

we have not met our drilling commitment at such time, in which case an optional distribution would be allocated 100% to the preferred shares (and applied toward redemption thereof). We may also, at our sole discretion and election, in accordance with the CHK C-T LLC Agreement, cause CHK C-T to redeem all or a portion of the CHK C-T preferred shares for cash. The preferred shares may be redeemed at a valuation equal to the greater of a 9% internal rate of return or a return on investment of 1.35x, in each case inclusive of dividends paid through redemption at the rate of 6% per annum and optional distributions made through the applicable redemption date. In the event that redemption does not occur on or prior to March 31, 2019, the optional redemption valuation will increase to provide a 15% internal rate of return to the investors. The preferred shares can be redeemed on a pro-rata basis in accordance with the then-applicable redemption valuation formula. As of September 30, 2014 and December 31, 2013, the redemption price and the liquidation preference were approximately $1,200 and $1,245, respectively, per preferred share.
We initially committed to drill and complete, for the benefit of CHK C-T in the area of mutual interest, a minimum of 37.5 net wells per six-month period through 2013, inclusive of wells drilled in 2012, and 25 net wells per six-month period in 2014 through 2016, up to a minimum cumulative total of 300 net wells. In April 2014, the drilling commitment was amended to require us to drill and complete 12.5 net wells in each of the six-month periods ending June 30, 2014 and December 31, 2014. If we fail to meet the then-current cumulative drilling commitment in any six-month period, any optional cash distributions would be distributed 100% to the investors. If we fail to meet the then-current cumulative drilling commitment in two consecutive six-month periods, the then-applicable internal rate of return to investors at redemption would increase by 3% per annum. In addition, if we fail to meet the then-current cumulative drilling commitment in four consecutive six-month periods, the then-applicable internal rate of return to investors at redemption would be increased by an additional 3% per annum. Any such increase in the internal rate of return would be effective only until the end of the first succeeding six-month period in which we have met our then-current cumulative drilling commitment. CHK C-T is responsible for all capital and operating costs of the wells drilled for the benefit of the entity. Under the development agreement, approximately 13 and 74 qualified net wells were added in the Current Period and the Prior Period, respectively. Through September 30, 2014, we had met all current drilling commitments associated with the CHK C-T transaction.
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
As of September 30, 2014 and December 31, 2013, $1.015 billion of noncontrolling interests on our condensed consolidated balance sheets were attributable to CHK C-T. In the Current Quarter, the Prior Quarter, the Current Period and the Prior Period, income of $19 million, $19 million, $56 million and $56 million, respectively, was attributable to the noncontrolling interests of CHK C-T.
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

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

In the Current Quarter, we repurchased all of the outstanding preferred shares of CHK Utica from third-party preferred shareholders for approximately $1.254 billion, or approximately $1,189 per share including accrued dividends. The $447 million difference between the cash paid for the preferred shares and the carrying value of the noncontrolling interest acquired is reflected in retained earnings and as a reduction to net income available to common stockholders for purposes of our EPS computations. Pursuant to the transaction, our obligation to pay quarterly dividends to third-party preferred shareholders was eliminated. In addition, the development agreement was terminated pursuant to the transaction, which eliminated our obligation to drill and complete a minimum number of wells within a specified period for the benefit of CHK Utica. Our repurchase of the outstanding preferred shares in CHK Utica did not affect our obligation to deliver a 3% ORRI in 1,500 net wells on certain Utica Shale leasehold.
The CHK Utica investors’ right to receive, proportionately, a 3% ORRI in the first 1,500 net wells drilled on our Utica Shale leasehold is subject to an increase to 4% on net wells earned in any year following a year in which we do not meet our net well commitment under the ORRI obligation, which runs from 2012 through 2023. However, in no event would we be required to deliver to investors more than a total ORRI of 3% in 1,500 net wells. If at any time we hold fewer net acres than would enable us to drill all then-remaining net wells on 150-acre spacing, the investors have the right to require us to repurchase their right to receive ORRIs in the remaining net wells at the then-current fair market value of such remaining ORRIs. We retain the right to repurchase the investors’ right to receive ORRIs in the remaining net wells at the then-current fair market value of such remaining ORRIs once we have drilled a minimum of 1,300 net wells. The obligation to deliver future ORRIs has been recorded as a liability which will be settled through the future conveyance of the underlying ORRIs to the investors on a net-well basis, at which time the associated liability will be reversed and the sale of the ORRIs reflected as an adjustment to the capitalized cost of our natural gas and oil properties. Because we did not meet our ORRI commitment in 2012, the ORRI increased to 4% for wells earned in 2013, and the ultimate number of wells in which we must assign an interest will be reduced accordingly. We met the 2013 ORRI conveyance commitment as of December 31, 2013, and through September 30, 2014, we were on target to meet the 2014 ORRI conveyance commitments associated with the CHK Utica transaction.
As of September 30, 2014 and December 31, 2013, $0 and $807 million, respectively, of noncontrolling interests on our condensed consolidated balance sheets were attributable to CHK Utica. In the Current Quarter, the Prior Quarter, the Current Period and the Prior Period, income of approximately $6 million, $19 million, $43 million and $60 million, respectively, was attributable to the noncontrolling interests of CHK Utica.
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
In connection with the initial public offering of the Trust, we conveyed royalty interests to the Trust that entitle the Trust to receive (i) 90% of the proceeds (after deducting certain post-production expenses and any applicable taxes) that we receive from the production of hydrocarbons from 69 producing wells, and (ii) 50% of the proceeds (after deducting certain post-production expenses and any applicable taxes) in 118 development wells that have been or will be drilled on approximately 45,400 gross acres (29,000 net acres) in the Colony Granite Wash play in Washita County in the Anadarko Basin of western Oklahoma. Pursuant to the terms of a development agreement with the Trust, we are obligated to drill, or cause to be drilled, the development wells at our own expense prior to June 30, 2016, and the Trust is not responsible for any costs related to the drilling of the development wells or any other operating or capital costs of the Trust properties. In addition, we granted to the Trust a lien on our remaining interests in the undeveloped properties that are subject to the development agreement in order to secure our drilling obligation to the Trust, although the maximum amount that may be recovered by the Trust under such lien could not exceed $263 million initially and is proportionately reduced as we fulfill our drilling obligation over time. As of September 30, 2014 and 2013, we had drilled or caused to be drilled approximately 95 and 80 development wells, respectively, as calculated under the development agreement, and the maximum amount recoverable under the drilling support lien was approximately $51 million and $85 million, respectively.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The subordinated units we hold in the Trust are entitled to receive pro rata distributions from the Trust each quarter if and to the extent there is sufficient cash to provide a cash distribution on the common units that is not less than the applicable subordination threshold for such quarter. If there is not sufficient cash to fund such a distribution on all of the Trust units, the distribution to be made with respect to the subordinated units will be reduced or eliminated for such quarter in order to make a distribution, to the extent possible, of up to the subordination threshold amount on the common units. The distribution made with respect to the subordinated units to Chesapeake was either reduced or eliminated for each of the most recent seven quarters of distributions paid. In exchange for agreeing to subordinate a portion of our Trust units, and in order to provide additional financial incentive to us to satisfy our drilling obligation and perform operations on the underlying properties in an efficient and cost-effective manner, Chesapeake is entitled to receive incentive distributions equal to 50% of the amount by which the cash available for distribution on the Trust units in any quarter exceeds the applicable incentive threshold for such quarter. The remaining 50% of cash available for distribution in excess of the applicable incentive threshold will be paid to Trust unitholders, including Chesapeake, on a pro rata basis. Through September 30, 2014, no incentive distributions had been made. At the end of the fourth full calendar quarter following our satisfaction of our drilling obligation with respect to the development wells, the subordinated units will automatically convert into common units on a one-for-one basis and our right to receive incentive distributions will terminate. After such time, the common units will no longer have the protection of the subordination threshold, and all Trust unitholders will share in the Trust’s distributions on a pro rata basis.
For the Current Period and the Prior Period, the Trust declared and paid the following distributions:

Production Period	Distribution Date	Cash Distribution per Common Unit	Cash Distribution per Subordinated Unit
March 2014 - May 2014	August 29, 2014	$0.5796	$—
December 2013 - February 2014	May 30, 2014	$0.6454	$—
September 2013 - November 2013	March 3, 2014	$0.6624	$—
March 2013 - May 2013	August 29, 2013	$0.6900	$0.1432
December 2012 - February 2013	May 31, 2013	$0.6900	$0.3010
September 2012 - November 2012	March 1, 2013	$0.6700	$0.3772
We have determined that the Trust is a variable interest entity (VIE) and that Chesapeake is the primary beneficiary. As a result, the Trust is included in our condensed consolidated financial statements. As of September 30, 2014 and December 31, 2013, $291 million and $314 million, respectively, of noncontrolling interests on our condensed consolidated balance sheets were attributable to the Trust. In the Current Quarter, the Prior Quarter, the Current Period and the Prior Period, income of approximately $6 million, $2 million, $14 million and $14 million, respectively, was attributable to the Trust’s noncontrolling interests in our condensed consolidated statements of operations. See Note 12 for further discussion of VIEs.
Wireless Seismic, Inc. We have a controlling 52% equity interest in Wireless Seismic, Inc. (Wireless), a privately owned company engaged in research, development and production of wireless seismic systems and related technology that deliver seismic information obtained from standard geophones in real time to laptop and desktop computers. As of September 30, 2014 and December 31, 2013, $6 million and $9 million, respectively, of noncontrolling interests on our condensed consolidated balance sheets were attributable to Wireless. In the Current Quarter, the Prior Quarter, the Current Period and the Prior Period, losses of $1 million, $1 million, $3 million and $3 million, respectively, were attributable to noncontrolling interests of Wireless in our condensed consolidated statements of operations.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

8.     Share-Based Compensation
Chesapeake’s share-based compensation program consists of restricted stock (including RSAs and RSUs), stock options and performance share units (PSUs) granted to employees and restricted stock granted to non-employee directors under our long term incentive plans. The restricted stock and stock options are equity-classified awards and the PSUs are liability-classified awards.
Equity-Classified Awards
Restricted Stock. We grant restricted stock to employees and non-employee directors. Restricted stock vests over a minimum of three years and the holder receives dividends on unvested shares. A summary of the changes in unvested shares of restricted stock during the Current Period is presented below.

	Number of Unvested Restricted Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested shares as of January 1, 2014	13,400	$23.38
Granted	4,882	$26.09
Vested	(4,557)	$27.58
Forfeited	(3,279)	$28.72
Unvested shares as of September 30, 2014	10,446	$21.14
The aggregate intrinsic value of restricted stock that vested during the Current Period was approximately $126 million based on the stock price at the time of vesting.
As of September 30, 2014, there was $160 million of total unrecognized compensation expense related to unvested restricted stock. The expense is expected to be recognized over a weighted average period of approximately 2.2 years.
The vesting of certain restricted stock grants may result in state and federal income tax benefits, or reductions in such benefits, related to the difference between the market price of the common stock at the date of vesting and the date of grant. During the Current Quarter and the Current Period, we recognized reductions in tax benefits related to restricted stock of $4 million and $1 million, respectively, and during the Prior Quarter and the Prior Period, we recognized reductions in tax benefits related to restricted stock of a nominal amount and $12 million, respectively. Each adjustment was recorded to additional paid-in capital and deferred income taxes.
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
We utilize the Black-Scholes option pricing model to measure the fair value of stock options. The expected life of an option is determined using the simplified method, as there is no adequate historical exercise behavior available. Volatility assumptions are estimated based on an average of historical volatility of Chesapeake stock over the expected life of an option. The risk-free interest rate is based on the U.S. Treasury rate in effect at the time of the grant over the expected life of the option. The dividend yield is based on an annual dividend yield, taking into account the Company's current dividend policy, over the expected life of the option. The Company used the following weighted average assumptions to estimate the grant date fair value of the stock options granted in the Current Period:

Expected option life - years	5.9
Volatility	48.63%
Risk-free interest rate	1.93%
Dividend yield	1.33%

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following table provides information related to stock option activity during the Current Period:

	Number of Shares Underlying Options	Weighted Average Exercise Price Per Share	Weighted Average Contract Life in Years	Aggregate Intrinsic Value(a)
	(in thousands)			($ in millions)
Outstanding at January 1, 2014	5,268	$19.28	6.66	$41
Granted	994	$24.43
Exercised	(1,309)	$18.75		$11
Expired	(28)	$18.97
Forfeited	(313)	$21.05
Outstanding at September 30, 2014	4,612	$19.53	7.63	$17

Exercisable at September 30, 2014	1,133	$18.71	6.78	$5
___________________________________________

(a)	The intrinsic value of a stock option is the amount by which the current market value or the market value upon exercise of the underlying stock exceeds the exercise price of the option.
As of September 30, 2014, there was $14 million of total unrecognized compensation expense related to stock options. The expense is expected to be recognized over a weighted average period of approximately 1.9 years.
The vesting of certain stock option grants may result in state and federal income tax benefits, or reductions in such benefits, related to the difference between the market price of the common stock at the date of vesting and the date of grant. During both the Current Quarter and the Current Period, we recognized a reduction in tax benefits related to stock options of a nominal amount. During both the Prior Quarter and the Prior Period, we recognized excess tax benefits related to stock options of $2 million. Each adjustment was recorded to additional paid-in capital and deferred income taxes.
Restricted Stock and Stock Option Compensation. We recognized the following compensation costs related to restricted stock and stock options during the Current Quarter, the Prior Quarter, the Current Period and the Prior Period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	($ in millions)
General and administrative expenses	$12	$13	$36	$48
Natural gas and oil properties	6	12	22	45
Natural gas, oil and NGL production expenses	5	5	13	17
Marketing, gathering and compression expenses	2	2	5	5
Oilfield services expenses	—	3	5	8
Total	$25	$35	$81	$123

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Liability-Classified Awards
Performance Share Units. In 2012, 2013 and 2014, we granted PSUs to senior management that settle in cash at the end of their respective performance periods and vest ratably over their respective terms. The 2012 awards were granted in one-, two- and three-year tranches and are settled in cash on the first, second and third anniversary dates of the awards, and the 2013 and 2014 awards are settled in cash on the third anniversary of the awards. The ultimate amount earned is based on achievement of performance metrics established by the Compensation Committee of the Board of Directors, which include total shareholder return (TSR) and, for certain of the awards, the achievement of operational performance goals such as production and proved reserve growth.
For PSUs granted in 2012, each of the TSR and operational payout components can range from 0% to 125% resulting in a maximum total payout of 250%. For PSUs granted in 2013, the TSR component can range from 0% to 125% and each of the two operational components can range from 0% to 62.5%; however, the maximum total payout is capped at 200%. For PSUs granted in 2014, the TSR component can range from 0% to 200%, with no operational components. For the 2013 and 2014 PSUs, the payout percentage is capped at 100% if the Company’s absolute TSR is less than zero. The PSU grants are recognized over the service period. The number of units settled is dependent upon the Company’s estimates of the underlying performance measures. For the 2014 awards, the Company utilized the Monte Carlo simulation for the TSR performance measure, and used the following assumptions to determine the grant date fair value of the PSUs granted in the Current Period:

Volatility	41.37%
Risk-free interest rate	0.76%
Dividend yield for value of awards	1.36%
The following table presents a summary of our PSU awards as of September 30, 2014:

	Units	Fair Value as of Grant Date	Fair Value	Liability for Vested Amount
		($ in millions)
2012 Awards (a)
Payable 2015	884,507	$23	$21	$21

2013 Awards
Payable 2016	1,701,941	$35	$45	$42

2014 Awards
Payable 2017	609,637	$16	$10	$6
___________________________________________

(a)	In the Current Period and the Prior Period, we paid $11 million and $2 million, respectively, related to 2012 PSU awards.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

PSU Compensation. We recognized the following compensation costs related to PSUs during the Current Quarter, the Prior Quarter, the Current Period and the Prior Period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	($ in millions)
General and administrative expenses	$(12)	$18	$(2)	$28
Natural gas and oil properties	—	4	3	8
Natural gas, oil and NGL production expenses	—	1	—	2
Marketing, gathering and compression expenses	(1)	2	—	3
Total	$(13)	$25	$1	$41
Effect of the Spin-off on Share-Based Compensation
The employee matters agreement entered into in connection with the spin-off of our oilfield services business (see Note 2) addresses the treatment of holders of Chesapeake stock options, restricted stock and performance share units. Unvested equity-based compensation awards held by COO employees were canceled and replaced with new awards of SSE, and unvested equity-based compensation awards held by Chesapeake employees were adjusted to account for the spin-off, each as of the spin-off date. The employee matters agreement provides that employees of SSE ceased to participate in benefit plans sponsored or maintained by Chesapeake as of the spin-off date. In addition, the employee matters agreement provides that as of the spin-off date, each party is responsible for the compensation of its current employees and for all liabilities relating to its former employees, as determined by their respective employer on the date of termination.

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
Natural Gas and Oil Derivatives
As of September 30, 2014 and December 31, 2013, our natural gas and oil derivative instruments consisted of the following types of instruments:

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

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The estimated fair values of our natural gas and oil derivative instrument assets (liabilities) as of September 30, 2014 and December 31, 2013 are provided below.

	September 30, 2014		December 31, 2013
	Volume	Fair Value	Volume	Fair Value
		($ in millions)		($ in millions)
Natural gas (tbtu):
Fixed-price swaps	224	$27	448	$(23)
Three-way collars	278	41	288	(7)
Collars	11	5	—	—
Call options	193	(183)	193	(210)
Call swaptions	—	—	12	—
Basis protection swaps	95	(2)	68	3
Total natural gas	801	(112)	1,009	(237)
Oil (mmbbl):
Fixed-price swaps	19.6	113	25.3	(50)
Three-way collars	4.4	11	—	—
Call options	38.3	(179)	42.5	(265)
Basis protection swaps	0.1	—	0.4	1
Total oil	62.4	(55)	68.2	(314)
Total estimated fair value		$(167)		$(551)
 We have terminated certain commodity derivative contracts that were previously designated as cash flow hedges for which the hedged production is still expected to occur. See further discussion below under Effect of Derivative Instruments - Accumulated Other Comprehensive Income (Loss).
Interest Rate Derivatives
As of September 30, 2014 and December 31, 2013, our interest rate derivative instruments consisted of swaps. We enter into fixed-to-floating interest rate swaps (we receive a fixed interest rate and pay a floating market rate) to mitigate our exposure to changes in the fair value of our senior notes. We enter into floating-to-fixed interest rate swaps (we receive a floating market rate and pay a fixed interest rate) to manage our interest rate exposure related to our bank credit facility borrowings.
The notional amount of our interest rate derivative liabilities as of September 30, 2014 and December 31, 2013 was $1.450 billion and $2.250 billion, respectively. The estimated fair value of our interest rate derivative liabilities as of September 30, 2014 and December 31, 2013 was $52 million and $98 million, respectively.
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

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Foreign Currency Derivatives
We are party to cross currency swaps to mitigate our exposure to foreign currency exchange rate fluctuations that may result from the €344 million principal amount of our euro-denominated senior notes. The terms of the cross currency swaps were based on the dollar/euro exchange rate on the issuance date of $1.3325 to €1.00. Under the terms of the cross currency swaps we currently hold, on each semi-annual interest payment date, the counterparties pay us €11 million and we pay the counterparties $17 million, which yields an annual dollar-equivalent interest rate of 7.491%. Upon maturity of the notes, the counterparties will pay us €344 million and we will pay the counterparties $459 million. The swaps are designated as cash flow hedges and, because they are entirely effective in having eliminated any potential variability in our expected cash flows related to changes in foreign exchange rates, changes in their fair value do not impact earnings. The fair values of the cross currency swaps are recorded on the condensed consolidated balance sheet as a liability of $30 million and an asset of $2 million as of September 30, 2014 and December 31, 2013, respectively. The euro-denominated debt in long-term debt has been adjusted to $435 million as of September 30, 2014 using an exchange rate of $1.2631 to €1.00.
Effect of Derivative Instruments – Condensed Consolidated Balance Sheets
The following table presents the fair value and location of each classification of derivative instrument included in the condensed consolidated balance sheets as of September 30, 2014 and December 31, 2013 on a gross basis and after same-counterparty netting:

	September 30, 2014
Balance Sheet Classification	Gross Fair Value	Amounts Netted in Condensed Consolidated Balance Sheet	Net Fair Value Presented in Condensed Consolidated Balance Sheet
	($ in millions)
Commodity Contracts
Short-term derivative asset	$193	$(93)	$100
Long-term derivative asset	26	(12)	14
Short-term derivative liability	(155)	93	(62)
Long-term derivative liability	(231)	12	(219)
Total commodity contracts	(167)	—	(167)

Interest Rate Contracts
Short-term derivative liability	(7)	—	(7)
Long-term derivative liability	(45)	—	(45)
Total interest rate contracts	(52)	—	(52)

Foreign Currency Contracts(a)
Long-term derivative liability	(30)	—	(30)
Total foreign currency contracts	(30)	—	(30)

Total Derivatives	$(249)	$—	$(249)

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
As of September 30, 2014 and December 31, 2013, we did not have any cash collateral balances for these derivatives.
Effect of Derivative Instruments – Condensed Consolidated Statements of Operations
The components of natural gas, oil and NGL sales for the Current Quarter, the Prior Quarter, the Current Period and the Prior Period are presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	($ in millions)
Natural gas, oil and NGL sales	$1,777	$1,839	$5,842	$5,303
Gains (losses) on undesignated natural gas and oil derivatives	569	(250)	(5)	162
Losses on terminated cash flow hedges	(5)	(3)	(25)	(21)
Total natural gas, oil and NGL sales	$2,341	$1,586	$5,812	$5,444

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The components of interest expense for the Current Quarter, the Prior Quarter, the Current Period and the Prior Period are presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	($ in millions)
Interest expense on senior notes	$170	$180	$534	$560
Interest expense on term loans	—	29	36	87
Amortization of loan discount, issuance costs and other	9	21	44	70
Interest expense on credit facilities	6	8	22	30
Gains on terminated fair value hedges	—	—	(2)	—
(Gains) losses on undesignated interest rate derivatives	2	(3)	(48)	51
Capitalized interest	(170)	(195)	(504)	(634)
Total interest expense	$17	$40	$82	$164
Effect of Derivative Instruments – Accumulated Other Comprehensive Income (Loss)
A reconciliation of the changes in accumulated other comprehensive income (loss) in our condensed consolidated statements of stockholders’ equity related to our cash flow hedges is presented below.

	Three Months Ended September 30,
	2014		2013
	Before Tax	After Tax	Before Tax	After Tax
	($ in millions)
Balance, beginning of period	$(243)	$(154)	$(286)	$(178)
Net change in fair value	—	—	3	2
Gains reclassified to income	5	3	3	2
Balance, end of period	$(238)	$(151)	$(280)	$(174)

	Nine Months Ended September 30,
	2014		2013
	Before Tax	After Tax	Before Tax	After Tax
	($ in millions)
Balance, beginning of period	$(269)	$(167)	$(304)	$(189)
Net change in fair value	6	3	3	2
Losses reclassified to income	25	13	21	13
Balance, end of period	$(238)	$(151)	$(280)	$(174)
Approximately $147 million of the $151 million of accumulated other comprehensive loss as of September 30, 2014 represents the net deferred loss associated with commodity derivative contracts that were previously designated as cash flow hedges for which the hedged production is still expected to occur. These amounts will be recognized in earnings in the month in which the originally forecasted hedged production occurs. As of September 30, 2014, we expect to transfer approximately $26 million of net loss included in accumulated other comprehensive income to net income during the next 12 months. The remaining amounts will be transferred by December 31, 2022.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Credit Risk Considerations
Over-the-counter traded derivative instruments expose us to our counterparties’ credit risk. To mitigate this risk, we enter into derivative contracts only with counterparties that are rated investment-grade and deemed by management to be competent and competitive market makers, and we attempt to limit our exposure to non-performance by any single counterparty. As of September 30, 2014, our natural gas, oil and interest rate derivative instruments were spread among 18 counterparties.
Hedging Facility
Our secured commodity hedging facility with 17 counterparties provides approximately 1.031 bboe of hedging capacity for natural gas, oil and NGL price derivatives and 1.031 bboe for basis derivatives with an aggregate mark-to-market capacity of $16.5 billion. The facility is secured by proved reserves, the value of which must cover the fair value of the transactions outstanding under the facility by at least 1.65 times at semi-annual collateral redetermination dates and 1.30 times in between those dates, and guarantees by certain subsidiaries that also guarantee our corporate revolving bank credit facility and indentures. Chesapeake has significant flexibility with regard to releases and/or substitutions of pledged reserves, provided that certain requirements are met including maintaining specified collateral coverage ratios as well as maintaining credit ratings with either of the designated rating agencies at or above current levels. The counterparties’ obligations under the facility must be secured by cash or short-term U.S. treasury instruments to the extent that any mark-to-market amounts they owe to Chesapeake exceed defined thresholds. As of September 30, 2014, we had hedged under the facility 178 mmboe of our future production with price derivatives and 16 mmboe with basis derivatives.
Fair Value
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

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following table provides information for financial assets (liabilities) measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
		($ in millions)
As of September 30, 2014
Derivative Assets (Liabilities):
Commodity assets	$—	$162	$57	$219
Commodity liabilities	—	(26)	(362)	(388)
Interest rate liabilities	—	(52)	—	(52)
Foreign currency liability	—	(30)	—	(30)
Total derivatives	$—	$54	$(305)	$(251)

As of December 31, 2013
Derivative Assets (Liabilities):
Commodity assets	$—	$25	$15	$40
Commodity liabilities	—	(100)	(493)	(593)
Interest rate liabilities	—	(98)	—	(98)
Foreign currency assets	—	2	—	2
Total derivatives	$—	$(171)	$(478)	$(649)

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

A summary of the changes in the fair values of Chesapeake’s financial assets (liabilities) classified as Level 3 during the Current Period and the Prior Period is presented below.

	Derivatives
	Commodity	Interest Rate
	($ in millions)
Beginning Balance as of January 1, 2014	$(478)	$—
Total gains (losses) (realized/unrealized):
Included in earnings(a)	53	—
Total purchases, issuances, sales and settlements:
Settlements	124	—
Transfers(b)	(4)	—
Ending Balance as of September 30, 2014	$(305)	$—

Beginning Balance as of January 1, 2013	$(1,016)	$—
Total gains (losses) (realized/unrealized):
Included in earnings(a)	338	(1)
Total purchases, issuances, sales and settlements:
Sales	—	1
Settlements	93	—
Ending Balance as of September 30, 2013	$(585)	$—
___________________________________________

(a)	Natural Gas, Oil and NGL Sales		Interest Expense

	2014	2013	2014	2013
	($ in millions)
Total gains (losses) included in earnings for the period	$53	$338	$—	$(1)
Change in unrealized gains (losses) related to assets still held at reporting date	$60	$327	$—	$—

(b)
The values related to basis swaps were transferred from Level 3 to Level 2 as a result of our ability to begin using data readily available in the public market to corroborate our estimated fair values.

Qualitative and Quantitative Disclosures about Unobservable Inputs for Level 3 Fair Value Measurements
The significant unobservable inputs for Level 3 derivative contracts include unpublished forward prices of natural gas and oil, market volatility and credit risk of counterparties. Changes in these inputs impact the fair value measurement of our derivative contracts. For example, an increase (decrease) in the forward prices and volatility of natural gas and oil prices decreases (increases) the fair value of natural gas and oil derivatives and adverse changes to our counterparties’ creditworthiness decreases the fair value of our derivatives. The following table presents quantitative information about Level 3 inputs used in the fair value measurement of our commodity derivative contracts at fair value as of September 30, 2014:

Instrument Type	Unobservable Input	Range	Weighted Average	Fair Value September 30, 2014(a)
				($ in millions)
Oil trades	Oil price volatility curves	12.45% - 20.94%	15.96%	$(168)
Natural gas trades	Natural gas price volatility curves	19.02% - 52.92%	28.47%	$(137)
___________________________________________

(a)	Fair value is based on an estimate derived from option models.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

10.	Natural Gas and Oil Property Transactions
In the Current Quarter, we exchanged interests in approximately 440,000 gross acres in the Powder River Basin in southeastern Wyoming with RKI Exploration & Production, LLC (RKI). Under the agreement, we conveyed to RKI approximately 137,000 net acres and our interest in 67 gross wells with an average working interest of approximately 22% in the northern portion of the Powder River Basin, where RKI is currently designated operator. In exchange, RKI conveyed to us approximately 203,000 net acres and its interest in 186 gross wells with an average working interest of 48% in the southern portion of the Powder River Basin, where we are currently designated operator. In addition to the exchange, we paid RKI approximately $450 million in cash.
During the Current Quarter, we sold noncore leasehold interests in the Marcellus Shale to Rice Drilling B LLC, a wholly owned subsidiary of Rice Energy Inc. (NYSE:RICE) for net proceeds of $233 million.
During the Current Quarter, we sold noncore leasehold interests, producing properties and 61 wellhead compressor units in South Texas to Hilcorp Energy Company for net proceeds of $133 million. Operating obligations related to VPP #5 were also transferred. See Volumetric Production Payments below.
During the Prior Quarter, we sold noncore leasehold interests and producing properties in the Haynesville Shale to EXCO Operating Company, L.P. (EXCO) for net proceeds of approximately $257 million.
During the Prior Quarter, we sold noncore leasehold interests and producing properties in the northern Eagle Ford Shale to EXCO for net proceeds of approximately $617 million.
During the Current Period and the Prior Period, excluding proceeds received from selling additional interests in our joint venture leasehold described under Joint Ventures below, we received proceeds of approximately $335 million and $800 million, respectively, related to the divestiture of various other natural gas and oil properties.
Under full cost accounting rules, we have accounted for the sale of natural gas and oil properties as an adjustment to capitalized costs, with no recognition of gain or loss as the sales have not involved a significant change in proved reserves or significantly altered the relationship between costs and proved reserves.
Joint Ventures
Between July 2008 and June 2013, we entered into eight significant joint ventures with other leading energy companies including Sinopec International Petroleum Exploration and Production (Sinopec), Total S.A. (Total), CNOOC Limited, Statoil, BP America and Freeport-McMoRan Copper & Gold (formerly known as Plains Exploration & Production Company), pursuant to which we sold portions ranging from 20% to 50% of certain leasehold, producing properties and other assets located in eight different resource plays. In return, we received aggregate cash proceeds of $8.0 billion and commitments by our joint venture partners to pay, in the aggregate, our share of future drilling and completion costs of $9.0 billion. In each of these joint ventures, Chesapeake serves as the operator and conducts all drilling, completion and operations, the majority of leasing and, in certain transactions, marketing activities for the project. Each joint venture partner is responsible for its proportionate share of drilling and completion costs as a working interest owner and, if applicable, pays a specified percentage of our drilling and completion costs in designated wells. As of September 30, 2014, we had utilized all drilling carries from our joint venture partners except for Total’s remaining $195 million commitment to pay 60% of our drilling and completion costs for wells drilled in the Utica Shale play. We fully expect to use this drilling carry commitment prior to its expiration in December 2018.
During the Current Period and the Prior Period, our drilling and completion costs included the benefit of approximately $535 million and $669 million, respectively, in drilling and completion carries paid by our joint venture partners.
During the Prior Period, we entered into a joint venture with Sinopec in which Sinopec purchased a 50% undivided interest in approximately 850,000 acres in the Mississippian Lime play in northern Oklahoma for $949 million, excluding $71 million of net proceeds expected to be received pursuant to certain post-closing adjustments and approximately $90 million received at closing for closing adjustments. There was no drilling and completion carry associated with this transaction. In addition, during the Current Period and the Prior Period, we sold interests in additional leasehold we acquired in the Marcellus, Barnett, Utica, Eagle Ford and Mid-Continent plays to our joint venture partners for approximately $24 million and $48 million, respectively.

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
As of September 30, 2014, our outstanding VPPs consisted of the following:

				Volume Sold
VPP #	Date of VPP	Location	Proceeds	Natural Gas	Oil	NGL	Total
			($ in millions)	(bcf)	(mmbbl)	(mmbbl)	(bcfe)
10	March 2012	Anadarko Basin Granite Wash	$744	87	3.0	9.2	160
9	May 2011	Mid-Continent	853	138	1.7	4.8	177
8	September 2010	Barnett Shale	1,150	390	—	—	390
6	February 2010	East Texas and NW Louisiana	180	44	0.3	—	46
4	December 2008	Anadarko and Arkoma Basins	412	95	0.5	—	98
3	August 2008	Anadarko Basin	600	93	—	—	93
2	May 2008	Texas, Oklahoma and Kansas	622	94	—	—	94
1	December 2007	Kentucky and West Virginia	1,100	208	—	—	208
			$5,661	1,149	5.5	14.0	1,266

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The volumes produced on behalf of our VPP buyers for the Current Quarter, the Prior Quarter, the Current Period and the Prior Period were as follows:

	Three Months Ended September 30, 2014				Three Months Ended September 30, 2013
VPP #	Natural Gas	Oil	NGL	Total	Natural Gas	Oil	NGL	Total
	(bcf)	(mbbl)	(mbbl)	(bcfe)	(bcf)	(mbbl)	(mbbl)	(bcfe)
10	2.6	98.0	314.5	5.0	3.3	131.0	371.9	6.3
9	3.8	46.1	101.5	4.7	4.2	52.3	112.2	5.2
8	14.8	—	—	14.8	16.7	—	—	16.7
6	1.1	6.0	—	1.1	1.2	6.0	—	1.2
5(a)	1.2	4.2	—	1.2	1.9	6.7	—	1.9
4	2.2	11.9	—	2.3	2.5	13.5	—	2.6
3	1.8	—	—	1.8	2.0	—	—	2.0
2	1.1	—	—	1.1	2.5	—	—	2.5
1	3.4	—	—	3.4	3.5	—	—	3.5
	32.0	166.2	416.0	35.4	37.8	209.5	484.1	41.9
__________________________________________

(a)	In the Current Quarter, we divested the properties associated with VPP #5.

	Nine Months Ended September 30, 2014				Nine Months Ended September 30, 2013
VPP #	Natural Gas	Oil	NGL	Total	Natural Gas	Oil	NGL	Total
	(bcf)	(mbbl)	(mbbl)	(bcfe)	(bcf)	(mbbl)	(mbbl)	(bcfe)
10	8.1	310.0	989.6	15.8	10.3	426.0	1,158.6	19.8
9	11.7	142.6	311.9	14.4	12.9	162.7	346.4	16.0
8	45.7	—	—	45.7	52.0	—	—	52.0
6	3.3	18.0	—	3.4	3.6	18.0	—	3.6
5(a)	4.6	16.5	—	4.7	5.8	18.9	—	5.8
4	6.8	36.5	—	7.0	7.7	41.5	—	8.0
3	5.5	—	—	5.5	6.1	—	—	6.1
2	5.1	—	—	5.1	7.8	—	—	7.8
1	10.4	—	—	10.4	10.9	—	—	10.9
	101.2	523.6	1,301.5	112.0	117.1	667.1	1,505.0	130.0
__________________________________________

(a)	In the Current Quarter, we divested the properties associated with VPP #5.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The volumes remaining to be delivered on behalf of our VPP buyers as of September 30, 2014 were as follows:

		Volume Remaining as of September 30, 2014
VPP #	Term Remaining	Natural Gas	Oil	NGL	Total
	(in months)	(bcf)	(mmbbl)	(mmbbl)	(bcfe)
10	89	40.5	1.4	5.0	78.9
9	77	77.0	0.9	2.0	94.5
8	11	50.9	—	—	50.9
6	64	18.1	0.1	—	18.9
4	27	17.5	0.1	—	18.1
3	58	25.6	—	—	25.6
2	55	14.9	—	—	14.9
1	99	94.9	—	—	94.9
		339.4	2.5	7.0	396.7

11.	Investments
A summary of our investments, including our approximate ownership percentage and carrying value as of September 30, 2014 and December 31, 2013, is presented below.

		Approximate Ownership %		Carrying Value
	Accounting Method	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
				($ in millions)
FTS International, Inc.	Equity	30%	30%	$110	$138
Sundrop Fuels, Inc.	Equity	56%	56%	132	135
Chaparral Energy, Inc.	Equity	—%	20%	—	143
Other	—	—%	—%	12	61
Total investments				$254	$477
FTS International, Inc. FTS International, Inc. (FTS), based in Fort Worth, Texas, is a privately held company that, through its subsidiaries, provides hydraulic fracturing and other services to oil and gas companies. During the Current Period, we recorded negative equity method and other adjustments, prior to intercompany profit eliminations, of $37 million for our share of FTS’s net loss and recorded an accretion adjustment of $9 million related to the excess of our underlying equity in net assets of FTS over our carrying value.
As of September 30, 2014, the carrying value of our investment in FTS was less than our underlying equity in net assets by approximately $45 million, of which $14 million was attributed to non-depreciable assets. The value attributed to depreciable assets is being accreted over the estimated useful lives of the underlying assets.
Sundrop Fuels, Inc. Sundrop Fuels, Inc. (Sundrop), based in Longmont, Colorado, is a privately held cellulosic biofuels company that is constructing a nonfood biomass-based “green gasoline” plant. In the Current Period, we recorded a $17 million charge related to our share of Sundrop's net loss and $14 million of capitalized interest associated with the construction of Sundrop’s plant. The capitalized interest is added to the investment carrying value in excess of our underlying equity and will be amortized over the life of the plant, once it is placed into service. The carrying value of our investment in Sundrop was in excess of our underlying equity in net assets by approximately $76 million.
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

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Clean Energy Fuels Corp. In the Prior Period, we sold our $100 million investment in convertible notes of Clean Energy Fuels Corp. (Clean Energy) for cash proceeds of $85 million. The buyer also assumed our commitment to purchase the third and final $50 million tranche of Clean Energy convertible notes. We recorded a $15 million loss related to this sale.
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
Consolidated VIE
Chesapeake Granite Wash Trust. For a discussion of the formation, operations and presentation of the Trust, see Noncontrolling Interests in Note 7. The Trust is considered a VIE due to the lack of voting or similar decision-making rights by its equity holders regarding activities that have a significant effect on the economic success of the Trust. Our ownership in the Trust and our obligations under the development agreement and related drilling support lien constitute variable interests. We have determined that we are the primary beneficiary of the Trust because (i) we have the power to direct the activities that most significantly impact the economic performance of the Trust via our obligations to perform under the development agreement, and (ii) as a result of the subordination and incentive thresholds applicable to the subordinated units we hold in the Trust, we have the obligation to absorb losses and the right to receive residual returns that could potentially be significant to the Trust. As a result, we consolidate the Trust in our financial statements, and the common units of the Trust owned by third parties are reflected as a noncontrolling interest.
The Trust is a consolidated entity whose legal existence is separate from Chesapeake and our other consolidated subsidiaries, and the Trust is not a guarantor of any of Chesapeake’s debt. The creditors or beneficial holders of the Trust have no recourse to the general credit of Chesapeake; however, we have certain obligations to the Trust through the development agreement that are secured by a drilling support lien on our retained interest in the development wells up to a specified maximum amount recoverable by the Trust, which could result in the Trust acquiring all or a portion of our retained interest in the undeveloped portion of an area of mutual interest, if we do not meet our drilling commitment. In consolidation, as of September 30, 2014, $1 million of cash and cash equivalents, $488 million of proved natural gas and oil properties, $220 million of accumulated depreciation, depletion and amortization and $16 million of other current liabilities were attributable to the Trust. We have presented parenthetically on the face of the condensed consolidated balance sheets the assets of the Trust that can be used only to settle obligations of the Trust and the liabilities of the Trust for which creditors do not have recourse to the general credit of Chesapeake.
Unconsolidated VIE
Mineral Acquisition Company I, L.P. In 2012, MAC-LP, L.L.C., a wholly owned non-guarantor unrestricted subsidiary of Chesapeake, entered into a partnership agreement with KKR Royalty Aggregator LLC (KKR) to form Mineral Acquisition Company I, L.P. The purpose of the partnership is to acquire mineral interests, or royalty interests carved out of mineral interests, in oil and natural gas basins in the continental United States. We are committed to acquire for our own account (outside the partnership) 10% of any acquisition agreed upon by the partnership up to a maximum of $25 million, and the partnership will acquire the remaining 90% up to a maximum of $225 million, funded entirely by KKR, making KKR the sole equity investor. We have significant influence over the decisions made by the partnership, as we hold two of five seats on the board of directors. We will receive proportionate distributions from the partnership of any cash received from royalties in excess of expenses paid, ranging from 7% to 22.5%. The partnership is considered a VIE because KKR’s control over the partnership is disproportionate to its economic interest. This VIE remains unconsolidated as the power to direct the activities of the partnership is shared between the Company and KKR. We are using the equity method to account for this investment. The carrying value of our investment was $9 million as of September 30, 2014.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

13.	Other Property and Equipment
Net Gains on Sales of Fixed Assets
A summary by asset class of (gains) or losses on sales of fixed assets for the Current Quarter, the Prior Quarter, the Current Period and the Prior Period is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	($ in millions)
Natural gas compressors	$(75)	$—	$(195)	$—
Gathering systems and treating plants	(5)	(132)	8	(311)
Oilfield services equipment	—	—	(7)	1
Buildings and land	(6)	1	(5)	24
Other	—	(1)	(2)	(4)
Total net gains on sales of fixed assets	$(86)	$(132)	$(201)	$(290)
Natural Gas Compressors. In the Current Quarter, as part of a divestiture of noncore natural gas and oil properties in South Texas, we sold 61 compressors and related equipment to Hilcorp Energy Company for $19 million. We recorded a $6 million gain associated with the compressors sold. In the Current Period, we sold 499 compressors and related equipment to Exterran Partners, L.P. for approximately $495 million, which included the sale of 162 compressors and related equipment for approximately $133 million in the Current Quarter. We recorded a $161 million gain associated with the transactions, which included a $68 million gain in the Current Quarter. In the Current Period, we also sold 102 compressors and related equipment to Access Midstream Partners, L.P. for proceeds of approximately $159 million. We recorded a $24 million gain associated with the transaction.
Gathering Systems and Treating Plants. In the Prior Quarter, we sold our wholly owned midstream subsidiary Mid-America Midstream Gas Services, L.L.C. (MAMGS) to SemGas, L.P., a wholly owned subsidiary of SemGroup Corporation, for net proceeds of approximately $306 million. We recorded a $141 million gain associated with the transaction. In the Prior Period, we sold our wholly owned subsidiary Granite Wash Midstream Gas Services, L.L.C. (GWMGS) to MarkWest Oklahoma Gas Company, L.L.C., a wholly owned subsidiary of MarkWest Energy Partners, L.P. (MWE), for net proceeds of approximately $252 million. We recorded a $105 million gain associated with this transaction. The transaction with MWE included long-term fixed fee arrangements for gas gathering, compression, treating and processing services in the Anadarko Basin. In the Prior Period, we also sold our interest in certain gathering system assets in Pennsylvania to Western Gas Partners, LP for proceeds of approximately $134 million. We recorded a $55 million gain associated with this transaction.
Oilfield Services Equipment. In the Current Period, we sold substantially all of our crude oil hauling assets for approximately $44 million. We recorded a $23 million gain associated with the transaction. Also, in the Current Period, we sold 14 rigs for approximately $14 million and recorded a $14 million loss.
Buildings and Land. In the Current Quarter and the Current Period, the net gains on sales of buildings and land were mainly from the sale of certain buildings and land located primarily in our Barnett Shale operating area. In the Prior Period, the net losses on sales of buildings and land were mainly from the sale of certain of our buildings and land located primarily in our Barnett Shale operating area.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Assets Held for Sale
In 2013, we determined we would sell certain of our buildings and land (other than our core campus) in the Oklahoma City area. In addition, as of September 30, 2014, we were continuing to pursue the sale of land located in the Fort Worth, Texas area. Land and buildings are recorded under our other segment. These assets are being actively marketed, and we believe it is probable they will be sold over the next 12 months. As a result, these assets are reflected as held for sale as of September 30, 2014. Natural gas and oil properties that we intend to sell are not presented as held for sale pursuant to the rules governing full cost accounting for oil and gas properties. A summary of the assets held for sale on our condensed consolidated balance sheets as of September 30, 2014 and December 31, 2013 is detailed below.

	September 30, 2014	December 31, 2013
	($ in millions)
Buildings and land, net of accumulated depreciation	$101	$405
Compressors, net of accumulated depreciation	—	285
Oilfield services equipment, net of accumulated depreciation	—	29
Gathering systems and treating plants, net of accumulated depreciation	—	11
Property and equipment held for sale, net	$101	$730
In March 2014, management determined that certain properties in the Fort Worth area of the Barnett Shale, previously classified as held for sale as of December 31, 2013, would be reclassified as held for use. As of December 31, 2013, management’s development plan for the Barnett Shale did not contemplate the need for the underlying properties (for pad drilling in certain urban locations around Fort Worth) and the properties were marketed for sale. Management modified its development plan and consequently these properties no longer met the criteria to be classified as held for sale as of March 31, 2014. The properties were measured at the lesser of their fair value at the date of the decision not to sell or their carrying amount before being classified as held for sale. During the 2014 first quarter, we reclassified $116 million of such properties to held for use classification. There was no impact to the statement of operations related to this reclassification.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	($ in millions)
Natural gas compressors	$11	$—	$11	$—
Gathering systems and treating plants	—	21	10	22
Oilfield services equipment	—	24	23	27
Buildings and land	4	8	9	247
Other	—	32	22	47
Total impairments of fixed assets and other	$15	$85	$75	$343
Natural Gas Compressors. In the Current Quarter, we recognized an impairment loss of $11 million related to certain of our compressors. The compressors are included in our marketing, gathering and compression operating segment.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Gathering Systems and Treating Plants. In the Current Period, we recognized an impairment loss of $10 million related to certain gathering systems and treating plants. In the Prior Quarter, we recognized approximately $18 million of impairment losses on certain of our gathering systems. The gathering systems and treating plants are included in our marketing, gathering and compression operating segment.
Oilfield Services Equipment. In the Current Period, we purchased 31 leased rigs and equipment from various lessors for an aggregate purchase price of $140 million. In connection with these purchases, we paid $8 million in early lease termination costs, which are included in impairments of fixed assets and other in the condensed consolidated statement of operations. We recognized an impairment loss of approximately $15 million of leasehold improvements associated with these transactions. In the Prior Quarter, we recognized an impairment loss of $24 million on eight owned drilling rigs. The drilling rigs and equipment were included in our former oilfield services operating segment.
Buildings and Land. In the Prior Period, we determined we would sell certain of our buildings and land (other than our core campus) in the Oklahoma City area. We recognized an impairment loss of $166 million during the Prior Period on these assets for the difference between the carrying amount and fair value of the assets, less the anticipated costs to sell. Given the impairment losses associated with these assets, we tested other noncore buildings and land that we own in the Oklahoma City area for recoverability. As a result of this test, we recognized an impairment loss of $44 million on these assets in the Prior Period. Due to a decrease in the estimated market prices of certain property classified as held for sale in the Fort Worth area, we recognized an additional impairment loss of $31 million in the Prior Period. The impaired buildings and land are included in our other segment.
Other. Under the terms of our joint venture agreements (see Note 10), we are required to extend, renew or replace certain expiring joint leasehold, at our cost, to ensure that the net acreage is maintained in certain designated areas. In the Current Period, we revised our estimate of our net acreage shortfall as of December 31, 2012 under the terms of our Barnett Shale joint venture agreement with Total and recorded an additional $22 million charge. See Note 5 for additional discussion regarding our net acreage maintenance commitments. In the Prior Quarter, we terminated a gas gathering agreement and recorded a charge of $26 million within impairment of fixed assets and other in the condensed consolidated statement of operations.
Nonrecurring Fair Value Measurements. Fair value measurements for the impairments discussed above were based on recent sales information for comparable assets. As the fair value was estimated using the market approach based on recent prices from orderly sales transactions for comparable assets between market participants, the values were classified as Level 2 in the fair value hierarchy. Fair value measurements of the buildings and land discussed above were based on prices from orderly sales transactions for comparable properties between market participants, purchase offers we received from third parties and, in certain cases, discounted cash flows. As some inputs used were not observable in the market, these values were classified as Level 3 in the fair value hierarchy.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

15.	Restructuring and Other Termination Costs
On June 30, 2014, we completed the spin-off of our oilfield services business through a pro rata distribution of SSE common stock to holders of Chesapeake common stock. In connection with the spin-off, during the Current Period, we incurred restructuring charges of $15 million consisting of transaction costs, stock-based compensation adjustments and debt extinguishment costs. See Note 2 for further discussion of the spin-off.
On September 9, 2013, we committed to a workforce reduction plan as part of a company-wide reorganization effort intended to reduce costs. The reduction was communicated to affected employees on various dates within the months of September and October, and all such notifications were completed by October 11, 2013. The plan resulted in a reduction of approximately 900 employees. In connection with the reduction, we recorded $31 million of termination charges for employees terminated in September 2013 and recorded the remaining $35 million in the 2013 fourth quarter for employees terminated in October 2013. Of the $31 million in charges incurred in the Prior Quarter, $1 million was paid in the Prior Quarter.
On April 1, 2013, Aubrey K. McClendon, the co-founder of the Company, ceased serving as President and CEO and as a director of the Company pursuant to his agreement with the Board of Directors announced on January 29, 2013. Mr. McClendon’s departure from the Company was treated as a termination without cause under his employment agreement. On April 18, 2013, the Company and Mr. McClendon entered into a Founder Separation and Services Agreement, effective January 29, 2013, regarding his separation from employment and to facilitate the relationship between the Company and Mr. McClendon as joint working interest owners of oil and gas wells and acreage. In the Prior Period, we incurred charges of approximately $67 million related to Mr. McClendon’s departure.
In December 2012, Chesapeake announced that it had offered a voluntary separation program (VSP) to certain employees as part of the Company's ongoing efforts to improve efficiencies and reduce costs. The VSP was offered to approximately 275 employees who met criteria based upon a combination of age and years of Chesapeake service, and 211 accepted prior to the expiration of the offer in February 2013. We recognized the expense related to their termination benefits over their remaining service period, which resulted in $63 million of expense for the Prior Period.
During the Prior Quarter and the Prior Period, we also incurred charges of approximately $28 million and $42 million related to other workforce reductions, including separations of executive officers other than the former CEO. Substantially all of the restructuring and other termination costs in 2013 are in the exploration and production operating segment.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Below is a summary of our restructuring and other termination costs for the Current Quarter, the Prior Quarter, the Current Period and the Prior Period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	($ in millions)
Oilfield services spin-off costs:
Transaction costs	$3	$—	$17	$—
Stock-based compensation adjustments for Chesapeake employees	—	—	5	—
Stock-based compensation forfeitures for SSE employees	—	—	(10)	—
Debt extinguishment costs	—	—	3	—
Total oilfield services spin-off costs	3	—	15	—

Restructuring charges under workforce reduction plan:
Salary expense	—	5	—	5
Acceleration of stock-based compensation	—	25	—	25
Other termination benefits	—	1	—	1
Total restructuring changes under workforce reduction plan	—	31	—	31

Termination benefits provided to Mr. McClendon:
Salary and bonus expense	—	—	—	11
Acceleration of 2008 performance bonus clawback	—	—	—	11
Acceleration of stock-based compensation	—	—	—	22
Acceleration of performance share unit awards(a)	(7)	3	(5)	16
Estimated aircraft usage benefits	—	—	—	7
Total termination benefits provided to Mr. McClendon	(7)	3	(5)	67

Termination benefits provided to VSP participants:
Salary and bonus expense	—	—	—	32
Acceleration of stock-based compensation	—	1	—	28
Other termination benefits	—	—	—	3
Total termination benefits provided to VSP participants	—	1	—	63

Other termination benefits(a)	(10)	28	2	42

Total restructuring and other termination costs	$(14)	$63	$12	$203
____________________________________________

(a)
The Current Quarter and Current Period amounts are primarily related to negative fair value adjustments to PSUs granted to former executives of the Company. For further discussion of our PSUs, see Note 8.

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
Financial Assets (Liabilities). The following table provides fair value measurement information for the above-noted financial assets (liabilities) measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
		($ in millions)
As of September 30, 2014
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
As of September 30, 2014, we have two reportable operating segments, each of which is managed separately because of the nature of its operations. The exploration and production operating segment is responsible for finding and producing natural gas, oil and NGL. The marketing, gathering and compression operating segment is responsible for marketing, gathering and compression of natural gas, oil and NGL. In addition, prior to the spin-off described in Note 2, our former oilfield services operating segment was responsible for drilling, oilfield trucking, oilfield rentals, hydraulic fracturing and other oilfield services operations for both Chesapeake-operated wells and wells operated by third parties. Our former oilfield services segment’s historical financial results for periods prior to the spin-off continue to be included in our historical financial results as a component of continuing operations, as reflected in the table below.
Management evaluates the performance of our segments based upon income (loss) before income taxes. Revenues from the sale of natural gas, oil and NGL related to Chesapeake’s ownership interests by our marketing, gathering and compression operating segment are reflected as revenues within our exploration and production operating segment. Such amounts totaled $2.150 billion, $2.002 billion, $6.746 billion and $5.682 billion for the Current Quarter, the Prior Quarter, the Current Period and the Prior Period, respectively. Revenues generated by our former oilfield services operating segment for work performed for Chesapeake’s exploration and production operating segment were reclassified to the full cost pool based on Chesapeake’s ownership interest. Revenues reclassified totaled $0, $306 million, $544 million and $1.041 billion the Current Quarter, the Prior Quarter, the Current Period and the Prior Period, respectively. No income was recognized in our condensed consolidated statements of operations related to oilfield services performed for Chesapeake-operated wells.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following table presents selected financial information for Chesapeake’s operating segments:

	Exploration and Production	Marketing, Gathering and Compression	Former Oilfield Services	Other	Intercompany Eliminations	Consolidated Total
	($ in millions)
Three Months Ended September 30, 2014:
Revenues	$2,341	$5,512	$—	$—	$(2,150)	$5,703
Intersegment revenues	—	(2,150)	—	—	2,150	—
Total revenues	$2,341	$3,362	$—	$—	$—	$5,703

Income (Loss) Before Income Taxes	$987	$113	$—	$(63)	$92	$1,129

Three Months Ended September 30, 2013:
Revenues	$1,586	$5,034	$551	$4	$(2,308)	$4,867
Intersegment revenues	—	(2,002)	(306)	—	2,308	—
Total revenues	$1,586	$3,032	$245	$4	$—	$4,867

Income (Loss) Before Income Taxes	$430	$128	$(37)	$(48)	$(86)	$387

Nine Months Ended September 30, 2014:
Revenues	$5,812	$16,289	$1,060	$30	$(7,290)	$15,901
Intersegment revenues	—	(6,746)	(544)	—	7,290	—
Total revenues	$5,812	$9,543	$516	$30	$—	$15,901

Income (Loss) Before Income Taxes	$2,089	$325	$(16)	$(24)	$(128)	$2,246

Nine Months Ended September 30, 2013:
Revenues	$5,444	$12,553	$1,677	$27	$(6,736)	$12,965
Intersegment revenues	—	(5,682)	(1,041)	(13)	6,736	—
Total revenues	$5,444	$6,871	$636	$14	$—	$12,965

Income (Loss) Before Income Taxes	$654	$395	$(12)	$808	$(284)	$1,561

As of September 30, 2014:
Total Assets	$34,876	$2,420	$—	$4,357	$(1,135)	$40,518
As of December 31, 2013:
Total Assets	$35,341	$2,430	$2,018	$5,750	$(3,757)	$41,782

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

18.	Condensed Consolidating Financial Information
Chesapeake Energy Corporation is a holding company, owns no operating assets and has no significant operations independent of its subsidiaries. Our obligations under our outstanding senior notes and contingent convertible senior notes listed in Note 4 are fully and unconditionally guaranteed, jointly and severally, by certain of our 100% owned subsidiaries on a senior unsecured basis. Subsidiaries with noncontrolling interests, consolidated variable interest entities and certain de minimis subsidiaries are non-guarantors. Our former oilfield services subsidiaries were separately capitalized and were not guarantors of our debt obligations.
Set forth below are condensed consolidating financial statements for Chesapeake Energy Corporation (parent) on a stand-alone, unconsolidated basis, and its combined guarantor and combined non-guarantor subsidiaries as of September 30, 2014 and December 31, 2013 and for the three and nine months ended September 30, 2014 and 2013. Such financial information may not necessarily be indicative of our results of operations, cash flows or financial position had these subsidiaries operated as independent entities.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF SEPTEMBER 30, 2014
($ in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$13	$—	$90	$(13)	$90
Restricted cash	—	—	38	—	38
Other	73	2,737	191	—	3,001
Intercompany receivable, net	24,366	—	—	(24,366)	—
Total Current Assets	24,452	2,737	319	(24,379)	3,129
PROPERTY AND EQUIPMENT:
Natural gas and oil properties, at cost based on full cost accounting, net	—	30,739	2,999	499	34,237
Other property and equipment, net	—	2,309	5	—	2,314
Property and equipment held for sale, net	—	101	—	—	101
Total Property and Equipment, Net	—	33,149	3,004	499	36,652
LONG-TERM ASSETS:
Other assets	105	604	28	—	737
Investments in subsidiaries and intercompany advances	3,805	686	—	(4,491)	—
TOTAL ASSETS	$28,362	$37,176	$3,351	$(28,371)	$40,518
CURRENT LIABILITIES:
Current liabilities	$247	$5,308	$68	$(21)	$5,602
Intercompany payable, net	—	23,807	703	(24,510)	—
Total Current Liabilities	247	29,115	771	(24,531)	5,602
LONG-TERM LIABILITIES:
Long-term debt, net	11,533	59	—	—	11,592
Deferred income tax liabilities	132	3,305	713	135	4,285
Other long-term liabilities	130	892	386	—	1,408
Total Long-Term Liabilities	11,795	4,256	1,099	135	17,285
EQUITY:
Chesapeake stockholders’ equity	16,320	3,805	1,481	(5,286)	16,320
Noncontrolling interests	—	—	—	1,311	1,311
Total Equity	16,320	3,805	1,481	(3,975)	17,631
TOTAL LIABILITIES AND EQUITY	$28,362	$37,176	$3,351	$(28,371)	$40,518

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

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2014
($ in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Natural gas, oil and NGL	$—	$2,085	$256	$—	$2,341
Marketing, gathering and compression	—	3,361	1	—	3,362
Oilfield services	—	—	—	—	—
Total Revenues	—	5,446	257	—	5,703
OPERATING EXPENSES:
Natural gas, oil and NGL production	—	284	14	—	298
Production taxes	—	59	3	—	62
Marketing, gathering and compression	—	3,368	1	—	3,369
Oilfield services	—	—	—	—	—
General and administrative	—	57	3	—	60
Restructuring and other termination costs	—	(14)	—	—	(14)
Provision for legal contingencies	—	100	—	—	100
Natural gas, oil and NGL depreciation, depletion and amortization	—	599	82	7	688
Depreciation and amortization of other assets	—	37	—	—	37
Impairment of natural gas and oil properties	—	—	104	(104)	—
Impairments of fixed assets and other	—	15	—	—	15
Net gains on sales of fixed assets	—	(86)	—	—	(86)
Total Operating Expenses	—	4,419	207	(97)	4,529
INCOME FROM OPERATIONS	—	1,027	50	97	1,174
OTHER INCOME (EXPENSE):
Interest expense	(178)	(11)	—	172	(17)
Losses on investments	—	(27)	—	—	(27)
Other income (expense)	56	120	(4)	(173)	(1)
Equity in net earnings of subsidiary	737	(2)	—	(735)	—
Total Other Income (Expense)	615	80	(4)	(736)	(45)
INCOME BEFORE INCOME TAXES	615	1,107	46	(639)	1,129
INCOME TAX EXPENSE (BENEFIT)	(47)	429	18	37	437
NET INCOME	662	678	28	(676)	692
Net income attributable to noncontrolling interests	—	—	—	(30)	(30)
NET INCOME ATTRIBUTABLE TO CHESAPEAKE	662	678	28	(706)	662
Other comprehensive income	—	3	—	—	3
COMPREHENSIVE INCOME ATTRIBUTABLE TO CHESAPEAKE	$662	$681	$28	$(706)	$665

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2013
($ in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Natural gas, oil and NGL	$—	$1,340	$245	$1	$1,586
Marketing, gathering and compression	—	3,031	1	—	3,032
Oilfield services	—	57	464	(272)	249
Total Revenues	—	4,428	710	(271)	4,867
OPERATING EXPENSES:
Natural gas, oil and NGL production	—	262	20	—	282
Production taxes	—	60	2	—	62
Marketing, gathering and compression	—	3,009	—	—	3,009
Oilfield services	—	70	385	(244)	211
General and administrative	—	97	24	(1)	120
Restructuring and other termination costs	—	63	—	—	63
Natural gas, oil and NGL depreciation, depletion and amortization	—	549	103	—	652
Depreciation and amortization of other assets	—	45	71	(37)	79
Impairment of natural gas and oil properties	—	—	99	(99)	—
Impairments of fixed assets and other	—	31	54	—	85
Net gains on sales of fixed assets	—	(133)	—	1	(132)
Total Operating Expenses	—	4,053	758	(380)	4,431
INCOME FROM OPERATIONS	—	375	(48)	109	436
OTHER INCOME (EXPENSE):
Interest expense	(207)	(27)	(21)	215	(40)
Losses on investments	—	(22)	—	—	(22)
Net gain on sales of investments	—	3	—	—	3
Other income	208	44	2	(244)	10
Equity in net earnings (losses) of subsidiary	201	(87)	—	(114)	—
Total Other Income (Expense)	202	(89)	(19)	(143)	(49)
INCOME BEFORE INCOME TAXES	202	286	(67)	(34)	387
INCOME TAX EXPENSE (BENEFIT)	—	142	(25)	30	147
NET INCOME (LOSS)	202	144	(42)	(64)	240
Net income attributable to noncontrolling interests	—	—	—	(38)	(38)
NET INCOME ATTRIBUTABLE TO CHESAPEAKE (LOSS)	202	144	(42)	(102)	202
Other comprehensive income (loss)	2	1	(2)	—	1
COMPREHENSIVE INCOME ATTRIBUTABLE TO CHESAPEAKE	$204	$145	$(44)	$(102)	$203

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2014
($ in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Natural gas, oil and NGL	$—	$5,100	$715	$(3)	$5,812
Marketing, gathering and compression	—	9,539	4	—	9,543
Oilfield services	—	40	984	(478)	546
Total Revenues	—	14,679	1,703	(481)	15,901
OPERATING EXPENSES:
Natural gas, oil and NGL production	—	818	50	—	868
Production taxes	—	177	8	—	185
Marketing, gathering and compression	—	9,512	3	—	9,515
Oilfield services	—	54	769	(392)	431
General and administrative	—	176	53	—	229
Restructuring and other termination costs	—	9	3	—	12
Provision for legal contingencies	—	100	—	—	100
Natural gas, oil and NGL depreciation, depletion and amortization	—	1,750	211	16	1,977
Depreciation and amortization of other assets	—	116	142	(64)	194
Impairment of natural gas and oil properties	—	—	202	(202)	—
Impairments of fixed assets and other	—	52	23	—	75
Net gains on sales of fixed assets	—	(194)	(7)	—	(201)
Total Operating Expenses	—	12,570	1,457	(642)	13,385
INCOME FROM OPERATIONS	—	2,109	246	161	2,516
OTHER INCOME (EXPENSE):
Interest expense	(524)	(14)	(42)	498	(82)
Losses on investments	—	(69)	(5)	2	(72)
Net gain on sales of investments	—	67	—	—	67
Losses on purchases of debt	(195)	—	—	—	(195)
Other income (loss)	535	12	(2)	(533)	12
Equity in net earnings of subsidiary	1,391	11	—	(1,402)	—
Total Other Income (Expense)	1,207	7	(49)	(1,435)	(270)
INCOME BEFORE INCOME TAXES	1,207	2,116	197	(1,274)	2,246
INCOME TAX EXPENSE (BENEFIT)	(70)	804	76	49	859
NET INCOME	1,277	1,312	121	(1,323)	1,387
Net income attributable to noncontrolling interests	—	—	—	(110)	(110)
NET INCOME ATTRIBUTABLE TO CHESAPEAKE	1,277	1,312	121	(1,433)	1,277
Other comprehensive income	3	8	—	—	11
COMPREHENSIVE INCOME ATTRIBUTABLE TO CHESAPEAKE	$1,280	$1,320	$121	$(1,433)	$1,288

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2013
($ in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Natural gas, oil and NGL	$—	$4,903	$532	$9	$5,444
Marketing, gathering and compression	—	6,861	10	—	6,871
Oilfield services	—	172	1,398	(920)	650
Total Revenues	—	11,936	1,940	(911)	12,965
OPERATING EXPENSES:
Natural gas, oil and NGL production	—	833	44	—	877
Production taxes	—	167	6	—	173
Marketing, gathering and compression	—	6,776	5	—	6,781
Oilfield services	—	216	1,101	(774)	543
General and administrative	—	267	69	—	336
Restructuring and other termination costs	—	200	3	—	203
Natural gas, oil and NGL depreciation, depletion and amortization	—	1,729	216	—	1,945
Depreciation and amortization of other assets	—	142	210	(118)	234
Impairment of natural gas and oil properties	—	—	260	(260)	—
Impairments of fixed assets and other	—	282	61	—	343
Net gains on sales of fixed assets	—	(291)	—	1	(290)
Total Operating Expenses	—	10,321	1,975	(1,151)	11,145
INCOME (LOSS) FROM OPERATIONS	—	1,615	(35)	240	1,820
OTHER INCOME (EXPENSE):
Interest expense	(703)	(70)	(63)	672	(164)
Losses on investments	—	(36)	—	—	(36)
Net gain on sales of investments	—	(7)	—	—	(7)
Losses on purchases of debt	(70)	—	—	—	(70)
Other income	651	120	7	(760)	18
Equity in net earnings (losses) of subsidiary	916	(241)	—	(675)	—
Total Other Income (Expense)	794	(234)	(56)	(763)	(259)
INCOME (LOSS) BEFORE INCOME TAXES	794	1,381	(91)	(523)	1,561
INCOME TAX EXPENSE (BENEFIT)	(46)	617	(35)	58	594
NET INCOME (LOSS)	840	764	(56)	(581)	967
Net income attributable to noncontrolling interests	—	—	—	(127)	(127)
NET INCOME ATTRIBUTABLE TO CHESAPEAKE	840	764	(56)	(708)	840
Other comprehensive income (loss)	2	12	(1)	—	13
COMPREHENSIVE INCOME ATTRIBUTABLE TO CHESAPEAKE	$842	$776	$(57)	$(708)	$853

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2014
($ in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES	$—	$3,188	$617	$—	$3,805
CASH FLOWS FROM INVESTING ACTIVITIES:
Drilling and completion costs	—	(2,847)	(338)	—	(3,185)
Acquisitions of proved and unproved properties	—	(1,020)	(3)	—	(1,023)
Proceeds from divestitures of proved and unproved properties	—	726	(3)	—	723
Additions to other property and equipment	—	(423)	(252)	—	(675)
Other investing activities	—	1,143	60	19	1,222
Net Cash Used In Investing Activities	—	(2,421)	(536)	19	(2,938)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facilities borrowings	—	2,856	717	—	3,573
Payments on credit facilities borrowings	—	(2,797)	(1,099)	—	(3,896)
Proceeds from issuance of senior notes, net of discount and offering costs	2,966	—	494	—	3,460
Proceeds from issuance of oilfield services term loan, net of issuance costs	—	—	394	—	394
Cash paid to purchase debt	(3,362)	—	—	—	(3,362)
Other financing activities	(293)	(1,300)	(159)	(31)	(1,783)
Intercompany advances, net	(97)	474	(377)	—	—
Net Cash Provided By (Used In) Financing Activities	(786)	(767)	(30)	(31)	(1,614)
Net increase (decrease) in cash and cash equivalents	(786)	—	51	(12)	(747)
Cash and cash equivalents, beginning of period	799	—	39	(1)	837
Cash and cash equivalents, end of period	$13	$—	$90	$(13)	$90

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2013
($ in millions)

	Parent(a)	Guarantor Subsidiaries(a)	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES	$—	$3,321	$298	$(33)	$3,586
CASH FLOWS FROM INVESTING ACTIVITIES:
Drilling and completion costs	—	(3,826)	(644)	—	(4,470)
Acquisitions of proved and unproved properties	—	(402)	(409)	—	(811)
Proceeds from divestitures of proved and unproved properties	—	2,736	53	—	2,789
Additions to other property and equipment	—	(418)	(221)	—	(639)
Other investing activities	—	67	757	260	1,084
Net Cash Used In Investing Activities	—	(1,843)	(464)	260	(2,047)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facilities borrowings	—	6,311	825	—	7,136
Payments on credit facilities borrowings	—	(6,310)	(958)	—	(7,268)
Proceeds from issuance of senior notes, net of discount and offering costs	2,274	—	—	—	2,274
Cash paid to purchase debt	(2,141)	—	—	—	(2,141)
Proceeds from sales of noncontrolling interests	—	5	—	—	5
Other financing activities	(374)	(297)	46	(220)	(845)
Intercompany advances, net	979	(1,187)	208	—	—
Net Cash Provided By (Used In) Financing Activities	738	(1,478)	121	(220)	(839)
Net increase (decrease) in cash and cash equivalents	738	—	(45)	7	700
Cash and cash equivalents, beginning of period	228	—	59	—	287
Cash and cash equivalents, end of period	$966	$—	$14	$7	$987
___________________________________________

(a)
We have revised the amounts presented as cash and cash equivalents in the Guarantor Subsidiaries and Parent columns to properly reflect the cash of the Parent. As of December 31, 2012 and September 30, 2013, $228 million and $966 million, respectively, were incorrectly presented in the Guarantor Subsidiaries column. The impact of this error was not material to any previously issued financial statements.

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
In May 2014, the FASB issued updated revenue recognition guidance to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and international financial reporting standards. The new standard requires the recognition of revenue to depict the transfer of promised goods to customers in an amount reflecting the consideration the company expects to receive in the exchange. The accounting standards update is effective for us beginning January 1, 2017, including retrospective application to comparative periods, and we are evaluating the impact on our consolidated financial statements.

20.	Subsequent Events
On October 14, 2014, we entered into a purchase and sale agreement to sell certain assets in the southern Marcellus Shale and a portion of the eastern Utica Shale to a subsidiary of Southwestern Energy Company (Southwestern) for aggregate proceeds of approximately $5.375 billion, subject to customary closing and post-closing adjustments. We estimate the after-tax proceeds will not differ materially from the aggregate proceeds due to the utilization of other current period tax losses, net operating loss carry forwards or like-kind exchange strategies. Upon execution of the purchase and sale agreement, Southwestern paid us a $269 million deposit toward the purchase price. We agreed to sell approximately 413,000 net acres and approximately 1,500 wells in northern West Virginia and southern Pennsylvania, of which 435 wells are in the Marcellus or Utica formations, along with related gathering assets and property, plant and equipment. Average net daily production from these properties was approximately 56,000 boe during September 2014, consisting of 184,000 mcf of natural gas, 20,000 barrels of NGL and 5,000 barrels of condensate. As of December 31, 2013, net proved reserves associated with these properties were approximately 221 mmboe, or 8% of total proved reserves. The transaction, which is subject to certain customary closing conditions, including the receipt of third-party consents and waiver of participation rights, is expected to close in the fourth quarter of 2014.
Under full cost accounting rules, we do not anticipate the recognition of a gain or loss on this transaction as the sale will not involve a significant change in proved reserves and will not significantly alter the relationship between costs and proved reserves.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Financial Data
The following table sets forth certain information regarding our production volumes, natural gas, oil and natural gas liquids (NGL) sales, average sales prices received, other operating income and expenses for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net Production:
Natural gas (bcf)	282.0	273.3	813.4	824.1
Oil (mmbbl)	10.9	11.0	31.1	30.9
NGL (mmbbl)	8.8	5.4	24.1	15.0
Oil equivalent (mmboe)(a)	66.8	62.0	190.7	183.3

Natural Gas, Oil and NGL Sales ($ in millions):
Natural gas sales	$569	$581	$2,324	$1,932
Natural gas derivatives - realized gains (losses)(b)	19	37	(221)	(7)
Natural gas derivatives - unrealized gains (losses)(b)	166	6	125	74
Total natural gas sales	754	624	2,228	1,999

Oil sales	1,005	1,115	2,933	2,975
Oil derivatives - realized gains (losses)(b)	(77)	(99)	(288)	(89)
Oil derivatives - unrealized gains (losses)(b)	456	(197)	354	163
Total oil sales	1,384	819	2,999	3,049

NGL sales	203	143	585	396
Total NGL sales	203	143	585	396

Total natural gas, oil and NGL sales	$2,341	$1,586	$5,812	$5,444

Average Sales Price (excluding gains (losses) on derivatives):
Natural gas ($ per mcf)	$2.02	$2.12	$2.86	$2.34
Oil ($ per bbl)	$91.87	$101.08	$94.28	$96.40
NGL ($ per bbl)	$22.95	$26.52	$24.31	$26.35
Oil equivalent ($ per boe)	$26.62	$29.67	$30.63	$28.94
Average Sales Price (including realized gains (losses) on derivatives):
Natural gas ($ per mcf)	$2.09	$2.26	$2.59	$2.34
Oil ($ per bbl)	$84.81	$92.09	$85.04	$93.51
NGL ($ per bbl)	$22.95	$26.52	$24.31	$26.35
Oil equivalent ($ per boe)	$25.74	$28.67	$27.96	$28.41

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Other Operating Income(c) ($ in millions):
Marketing, gathering and compression net margin	$(7)	$23	$29	$90
Oilfield services net margin	$—	$38	$114	$107
Expenses ($ per boe):
Natural gas, oil and NGL production	$4.47	$4.55	$4.55	$4.78
Production taxes	$0.94	$0.99	$0.97	$0.94
General and administrative(d)	$0.90	$1.92	$1.20	$1.83
Natural gas, oil and NGL depreciation, depletion and amortization	$10.31	$10.52	$10.36	$10.62
Depreciation and amortization of other assets	$0.55	$1.28	$1.02	$1.27
Interest expense(e)	$0.16	$0.65	$0.65	$0.58
Interest Expense ($ in millions):
Interest expense	$15	$43	$132	$113
Interest rate derivatives – realized (gains) losses(f)	(4)	(3)	(9)	(6)
Interest rate derivatives – unrealized (gains) losses(f)	6	—	(41)	57
Total interest expense	$17	$40	$82	$164
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

Overview
Chesapeake is currently the second-largest producer of natural gas and the 11th largest producer of liquids in the United States. We own interests in approximately 47,400 natural gas and oil wells that produced an average of approximately 726 mboe per day in the Current Quarter, net to our interest. We have a large and geographically diverse resource base of onshore U.S. unconventional natural gas and liquids assets. We have leading positions in the liquids-rich resource plays of the Eagle Ford Shale in South Texas; the Utica Shale in Ohio and Pennsylvania; the Granite Wash/Hogshooter, Cleveland, Tonkawa and Mississippian Lime plays in the Anadarko Basin in northwestern Oklahoma, the Texas Panhandle and southern Kansas; and the Niobrara Shale and Upper Cretaceous sands in the Powder River Basin in Wyoming. Our natural gas resource plays are the Haynesville/Bossier Shales in northwestern Louisiana and East Texas; the Marcellus Shale in the northern Appalachian Basin of West Virginia and Pennsylvania; and the Barnett Shale in the Fort Worth Basin of north-central Texas. We also own substantial marketing and compression businesses.
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
We are applying financial discipline to all aspects of our business by divesting noncore assets and affiliates, pursuing investment grade metrics, lowering our per unit costs, and reducing financial and operational risk and complexity, while we continue to demonstrate responsible environmental stewardship. As a result of our focus on financial discipline, combined production and general and administrative expenses decreased to $5.37 per boe in the Current Quarter compared to $6.47 per boe in the Prior Quarter and to $5.75 per boe in the Current Period compared to $6.61 per boe in the Prior Period.
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
Operating Results
Our Current Quarter production of 67 mmboe consisted of 282 bcf of natural gas (71% on an oil equivalent basis), 11 mmbbls of oil (16% on an oil equivalent basis) and 9 mmbbls of NGL (13% on an oil equivalent basis). Liquids represented 29% of total production for the Current Quarter, up from 27% in the Prior Quarter. Our daily production for the Current Quarter averaged approximately 726 mboe, an increase of 8% from the Prior Quarter, or 11% when adjusted for asset sales. Compared to the Prior Quarter, our natural gas production in the Current Quarter increased by 3%, or 94 mmcf per day; our oil production decreased by 1%, or approximately 1 mbbl per day; and our NGL production increased by 64%, or approximately 37 mbbls per day. Our natural gas, oil and NGL revenues (excluding gains or losses on natural gas and oil derivatives) decreased approximately $62 million in the Current Quarter compared to the Prior Quarter, primarily due to a decrease in the prices received for our natural gas, oil and NGL sold, partially offset by an increase in natural gas and NGL volumes sold. See Results of Operations below for additional details.

Our Current Period production of 191 mmboe consisted of 813 bcf of natural gas (71% on an oil equivalent basis), 31 mmbbls of oil (16% on an oil equivalent basis) and 24 mmbbls of NGL (13% on an oil equivalent basis). Liquids represented 29% of total production for the Current Period, up from 25% in the Prior Period. Our daily production for the Current Period averaged approximately 699 mboe, an increase of 4% from the Prior Period, or 12% when adjusted for asset sales. Compared to the Prior Period, our natural gas production in the Current Period decreased by 1%, or 39 mmcf per day; our oil production increased by 1%, or approximately 1 mbbl per day; and our NGL production increased by 60%, or approximately 33 mbbls per day. Our natural gas, oil and NGL revenues (excluding gains or losses on natural gas and oil derivatives) increased approximately $539 million in the Current Period compared to the Prior Period, largely due to our liquids production increase and an increase in the price received for our natural gas production. See Results of Operations below for additional details.
Capital Expenditures
In the Current Quarter, our total capital expenditures were approximately $1.351 billion, of which drilling and completion costs were approximately $1.241 billion. This level of drilling and completion expenditures represents a decrease of approximately $7 million, or 1%, compared to the Prior Quarter. In the Current Quarter, we operated an average of 69 rigs, an increase of one rig compared to the Prior Quarter.
Net expenditures for the acquisition of unproved properties and geological and geophysical costs were approximately $62 million during the Current Quarter compared to approximately $50 million in the Prior Quarter. Other capital expenditures were approximately $48 million during the Current Quarter compared to approximately $163 million during the Prior Quarter. In addition, in the Current Quarter, we purchased compressors previously sold under long-term lease arrangements for approximately $32 million to facilitate asset sales. As of September 30, 2014, we had repurchased all of the compressors previously sold under long-term lease arrangements.
In the Current Period, our total capital expenditures were approximately $3.517 billion, of which drilling and completion costs were approximately $3.100 billion. This level of drilling and completion expenditures represents a decrease of approximately $1.216 billion, or 28%, compared to the Prior Period. In the Current Period, we operated an average of 66 rigs, a decrease of 9 rigs compared to the Prior Period. In addition to a lower rig count, drilling and completion costs were lower in the Current Period than in the Prior Period as a result of improving capital efficiencies.
Net expenditures for the acquisition of unproved properties and geological and geophysical costs were approximately $140 million during the Current Period compared to approximately $165 million in the Prior Period. Other capital expenditures were approximately $277 million during the Current Period compared to approximately $586 million during the Prior Period. The reduction in other capital expenditures is primarily the result of a reduction in capital expenditures for construction of our corporate headquarters and field offices and for our former oilfield services business and the sale of substantially all of our midstream business and most of our gathering assets in 2012 and 2013. In addition, in the Current Period, we also purchased rigs and compressors previously sold under long-term lease arrangements for approximately $474 million to facilitate asset sales and the spin-off of our oilfield services business, as discussed below under Strategic Transactions - Spin-Off of Oilfield Services Business.

Strategic Transactions
We will continue to pursue opportunities to high-grade our portfolio so we can focus on assets that best align our strategy of profitable growth from captured resources. We seek strategic transactions that are value-accretive and enable us to further reduce financial complexity and lower overall leverage. Significant strategic transactions completed in the Current Period and transactions expected to be completed in the 2014 fourth quarter are described below.
Spin-Off of Oilfield Services Business
In the Current Period, we completed the spin-off of our oilfield services business, which we previously conducted through our indirect, wholly owned subsidiary Chesapeake Oilfield Operating, L.L.C. (COO), into an independent, publicly traded company called Seventy Seven Energy Inc. (SSE). Following the close of business on June 30, 2014, we distributed to Chesapeake shareholders one share of common stock of SSE and cash in lieu of fractional shares for every 14 shares of Chesapeake common stock outstanding on June 19, 2014, the record date for the distribution. Prior to the spin-off, SSE’s services included drilling, hydraulic fracturing, oilfield rentals, rig relocation, and water transport and disposal. We believe the benefits of the spin-off include:

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

As a result the spin-off, we have experienced the following effects:

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
Sale of Investments
In the Current Period, we received $209 million of net proceeds from the sale of our common equity ownership in Chaparral Energy, Inc. Also in the Current Period, we sold an equity investment in a natural gas trading and management firm for cash proceeds of $30 million.
Sales of Buildings and Land
In the Current Period, we sold buildings and land, located primarily in the Oklahoma City and Fort Worth areas, for proceeds of approximately $196 million. These assets were deemed noncore to our operations.
Midstream Compression Asset Sales
In the Current Period, we sold 102 compressors and related equipment to Access Midstream Partners, L.P. for approximately $159 million, and we sold 499 compressors and related equipment to Exterran Partners, L.P. for approximately $495 million.
Sale of Crude Oil Hauling Assets
In the Current Period, we sold our crude oil hauling assets for approximately $44 million.

Oil and Gas Property Exchange with RKI
In the Current Quarter, we exchanged interests in approximately 440,000 gross acres in the Powder River Basin in southeastern Wyoming with RKI Exploration & Production, LLC (RKI). Under the agreement, we conveyed to RKI approximately 137,000 net acres and our interest in 67 gross wells with an average working interest of approximately 22% in the northern portion of the Powder River Basin, where RKI is currently designated operator. In exchange, RKI conveyed to us approximately 203,000 net acres and its interest in 186 gross wells with an average working interest of 48% in the southern portion of the Powder River Basin, where we are currently designated operator. In addition to the exchange, we paid RKI approximately $450 million in cash.
Repurchase of CHK Utica Preferred Shares
In the Current Quarter, we repurchased all of the outstanding preferred shares of our subsidiary CHK Utica, L.L.C. (CHK Utica) from third-party preferred shareholders for approximately $1.25 billion, or approximately $1,189 per share including accrued dividends. The transaction eliminates approximately $75 million in annual cash dividend payments to third-party preferred shareholders and also eliminates our obligation to drill and complete a minimum number of wells within a specified period for the benefit of CHK Utica. See Note 7 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion of this repurchase.
Divestitures of Noncore Natural Gas and Oil Properties
In the Current Quarter, we sold noncore leasehold interests in the Marcellus Shale to Rice Drilling B LLC, a wholly owned subsidiary of Rice Energy Inc. (NYSE:RICE), for proceeds of $233 million. Also in the Current Quarter, we sold noncore leasehold interests, producing properties and 61 wellhead compressor units in South Texas to Hilcorp Energy Company for proceeds of $133 million. Operating obligations related to VPP #5 were also transferred. See Volumetric Production Payments in Note 10 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report.
Pending Sale of Southern Marcellus and Utica Shale Assets
On October 14, 2014, we entered into a purchase and sale agreement to sell certain assets in the southern Marcellus Shale and a portion of the eastern Utica Shale to a subsidiary of Southwestern Energy Company (Southwestern) for aggregate proceeds of approximately $5.375 billion, subject to customary closing and post-closing adjustments. We estimate the after-tax proceeds will not differ materially from the aggregate proceeds due to the utilization of other current period tax losses, net operating loss carry forwards or like-kind exchange strategies. Upon execution of the purchase and sale agreement, Southwestern paid us a $269 million deposit towards the purchase price. We agreed to sell approximately 413,000 net acres and approximately 1,500 wells in northern West Virginia and southern Pennsylvania, of which 435 wells are in the Marcellus or Utica formations, along with related gathering assets, and property, plant and equipment. Average net daily production from these properties was approximately 56,000 boe during September 2014, consisting of 184,000 mcf of natural gas, 20,000 barrels of NGL and 5,000 barrels of condensate. As of December 31, 2013, net proved reserves associated with these properties were approximately 221 mmboe, or 8% of total proved reserves. The transaction, which is subject to certain customary closing conditions, including the receipt of third-party consents and waiver of participation rights, is expected to close in the fourth quarter of 2014.

Liquidity and Capital Resources
Liquidity Overview
Based on our budgeted capital expenditures, our forecasted operating cash flow and projected levels of indebtedness, we believe that our liquidity position will provide the necessary financial flexibility to fund our current and long-term operations, including our contractual cash commitments to third parties pursuant to various agreements described in Contractual Obligations and Off-Balance Sheet Arrangements below.
We generate cash needed to fund capital expenditures, debt obligations, dividend payments and other financial commitments primarily from operating activities. In addition, we supplement our needs, enhance our liquidity and reduce our financial leverage and complexity through divestitures of oil and gas properties, divestitures of other assets and various other transactions discussed above in Strategic Transactions. The expected proceeds of approximately $5.375 billion from our pending 2014 fourth quarter sale of certain of our southern Marcellus Shale and eastern Utica Shale assets to Southwestern will further enhance our liquidity to execute our business plan.
To add more certainty to our future estimated cash flows, we currently have downside price protection, in the form of over-the-counter derivative contracts, on approximately 72% of our remaining 2014 estimated natural gas production at an average price of $4.12 per mcf and 64% of our remaining 2014 estimated oil production at an average price of $94.22 per bbl. In addition, for 2015 we have downside protection on approximately 319 bcf of natural gas at an average price of $4.31 per mcf and 17 mmbbls of oil at an average price of $93.39 per bbl. See Quantitative and Qualitative Disclosures about Market Risk in Item 3 of Part I in this report. Our use of derivative contracts allows us to reduce the effect of price volatility on our cash flows and EBITDA (defined as earnings before interest, taxes, depreciation, depletion and amortization), but the amount of estimated production subject to derivative contracts for any period depends on our outlook on future prices and risk assessment.
As of September 30, 2014, we had approximately $4.016 billion in cash availability (defined as unrestricted cash on hand plus borrowing capacity under our corporate revolving bank credit facility) compared to $4.909 billion as of December 31, 2013. During the Current Period, we decreased our debt, net of unrestricted cash, by approximately $547 million to $11.502 billion primarily as a result of the spin-off of our oilfield services business. As of September 30, 2014, we had negative working capital of approximately $2.473 billion compared to negative working capital of approximately $1.859 billion as of December 31, 2013. Working capital deficits exist primarily due to timing differences in the initial capital outlay and the revenue stream we receive over time from investing in natural gas and oil properties. The decrease in working capital from December 31, 2013 to September 30, 2014 is primarily the result of a decrease in the prices received for oil, natural gas and NGL sold.
Recent Refinancing
In the Current Period, we completed refinancing transactions designed to reduce our interest costs and to lengthen the maturity profile of our outstanding indebtedness. In April 2014, we issued $3.0 billion in aggregate principal amount of senior notes at par. The offering included two series of notes: $1.5 billion in aggregate principal amount of Floating Rate Senior Notes due 2019 and $1.5 billion in aggregate principal amount of 4.875% Senior Notes due 2022. We used a portion of the net proceeds of $2.966 billion to repay the borrowings under, and terminate, our $2.0 billion term loan credit facility. We recorded a loss of $90 million, consisting of $40 million in premiums, and the write-off of $30 million of unamortized discount and $20 million of unamortized deferred charges, in connection with the termination. We used the remaining proceeds along with cash on hand to redeem the $97 million principal amount of 6.875% Senior Notes due 2018 and to purchase and redeem the $1.265 billion principal amount of the 9.5% Senior Notes due 2015 for $1.454 billion. We recorded a loss of approximately $6 million associated with the redemption of the 6.875% Senior Notes due 2018, including $5 million in premiums and the write-off of $1 million of unamortized deferred charges. We recorded a loss of approximately $99 million associated with the purchase and redemption of the 9.5% Senior Notes due 2015, including $87 million in premiums, and the write-off of $9 million of unamortized discount and $3 million of unamortized deferred charges.

Sources of Funds
The following table presents the sources of our cash and cash equivalents for the Current Period and the Prior Period. See Notes 10, 11 and 13 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion of sales of natural gas and oil assets, investments and other assets, respectively.

	Nine Months Ended September 30,
	2014	2013
	($ in millions)
Cash provided by operating activities	$3,805	$3,586
Sales of natural gas and oil assets:
Joint venture leasehold	24	48
Other natural gas and oil properties	699	2,741
Total sales of natural gas, oil and other assets	723	2,789
Sales of other assets:
Sale of compressors to ACMP	159	—
Sale of compressors to Exterran	495	—
Sales of other property and equipment	310	796
Total proceeds from sales of other property and equipment	964	796
Other sources of cash and cash equivalents:
Proceeds from sales of other investments	239	115
Proceeds from long-term debt, net	2,966	2,274
Proceeds from oilfield services long-term debt, net	888	—
Other	37	208
Total other sources of cash and cash equivalents	4,130	2,597
Total sources of cash and cash equivalents	$9,622	$9,768
Cash provided by operating activities was $3.805 billion in the Current Period compared to $3.586 billion in the Prior Period. The increase in cash provided by operating activities is primarily the result of an increase in prices received for natural gas sold (excluding the effect of gains or losses on derivatives), an increase in oil and NGL sales volumes and decreases in certain of our operating expenses per unit, partially offset by a decrease in natural gas production and the prices received for oil and NGL sold (excluding the effect of gains or losses on derivatives). Changes in cash flow from operations are largely due to the same factors that affect our net income, excluding various non-cash items such as depreciation, depletion and amortization, impairments of other assets, deferred income taxes and mark-to-market changes in our derivative instruments. See the discussion below under Results of Operations.
Our $4.0 billion corporate revolving bank credit facility and cash and cash equivalents provide other sources of liquidity. We use the facility and cash on hand to fund daily operating activities and capital expenditures as needed. In the Current Period and the Prior Period, we also utilized a $500 million oilfield services credit facility. This facility was terminated in June 2014 in connection with the spin-off of our oilfield services business. See Note 2 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion of the spin-off. We borrowed $3.573 billion and repaid $3.896 billion in the Current Period and borrowed $7.136 billion and repaid $7.268 billion in the Prior Period under our revolving bank credit facilities. As of September 30, 2014, we had $59 million of outstanding borrowings under our corporate revolving bank credit facility and had utilized approximately $15 million of the facility for various letters of credit. Our corporate facility is secured by natural gas and oil proved reserves. A significant portion of our natural gas and oil reserves is currently unencumbered and therefore available to be pledged as additional collateral if needed to respond to borrowing base and collateral redeterminations that our lenders might make in the future. We believe our borrowing capacity under our corporate facility will not be reduced as a result of any such future redeterminations.

Uses of Funds
The following table presents the uses of our cash and cash equivalents for the Current Period and the Prior Period:

	Nine Months Ended September 30,
	2014	2013
	($ in millions)
Natural Gas and Oil Expenditures:
Drilling and completion costs(a)	$(3,167)	$(4,435)
Acquisitions of proved and unproved properties	(590)	(239)
Geological and geophysical costs	(18)	(36)
Interest capitalized on unproved properties	(433)	(571)
Total natural gas and oil expenditures	(4,208)	(5,281)
Other Uses of Cash and Cash Equivalents:
Cash paid to repurchase debt	(3,362)	(2,141)
Additions to other property and equipment	(201)	(635)
Payments on credit facility borrowings, net	(323)	(132)
Cash paid to purchase leased rigs and compressors	(474)	(4)
Cash paid for prepayment of mortgage	—	(55)
Cash paid to purchase preferred shares of subsidiary	(1,254)	(212)
Dividends paid	(303)	(303)
Distributions to noncontrolling interest owners	(143)	(164)
Cash paid for financing derivatives(b)	(50)	(62)
Additions to investments	(14)	(8)
Other	(37)	(71)
Total other uses of cash and cash equivalents	(6,161)	(3,787)
Total uses of cash and cash equivalents	$(10,369)	$(9,068)
___________________________________________

(a)	Net of $535 million and $669 million in drilling and completion carries received from our joint venture partners during the Current Period and the Prior Period, respectively.

(b)	Reflects derivatives deemed to contain, for accounting purposes, a significant financing element at contract inception.
Our primary use of funds is for capital expenditures for drilling and completion costs on our natural gas and oil properties. Historically, a significant use was also for the acquisition of leasehold and construction and acquisition of other property and equipment. During the Current Period, our average operated rig count was 66 rigs compared to an average rig count of 75 operated rigs in the Prior Period.
Capital expenditures related to our midstream, oilfield services and other fixed assets were $201 million and $635 million during the Current Period and the Prior Period, respectively. The reduction of such expenditures in the Current Period from the Prior Period is primarily the result of reduced capital expenditures for construction of our corporate headquarters, field offices and our former oilfield services business, the sale of substantially all of our midstream business and most of our gathering assets in 2012 and 2013 and the spin-off of our oilfield services business in June 2014.
In the Current Period, we also purchased rigs and compressors previously sold under long-term lease arrangements for approximately $474 million as part of a strategic initiative to reduce complexity and future commitments as well as to facilitate asset sales and the spin-off of SSE.
We paid dividends on our common stock of $175 million in both the Current Period and the Prior Period. We paid dividends on our preferred stock of $128 million in both the Current Period and the Prior Period.

Corporate Credit Facility
We have a $4.0 billion syndicated revolving bank credit facility that matures in December 2015. Our subsidiaries, Chesapeake Exploration, L.L.C., Chesapeake Appalachia, L.L.C. and Chesapeake Louisiana, L.P., are borrowers under the facility. As of September 30, 2014, we had $59 million of outstanding borrowings under the facility and utilized $15 million of the facility for various letters of credit. Borrowings under the facility are secured by proved reserves and bear interest at a variable rate. Although the applicable interest rates under the facility fluctuate based on our long-term senior unsecured credit ratings, the facility does not contain provisions that would trigger an acceleration of amounts due under the facility or a requirement to post additional collateral in the event of a downgrade of our credit ratings. We were in compliance with all covenants under the credit facility agreement as of September 30, 2014 and project that we will continue to be in compliance for the foreseeable future. One of the financial covenants requires us to maintain an indebtedness to EBITDA ratio of 4.0 to 1.0. As of September 30, 2014, our indebtedness to EBITDA ratio was approximately 2.67 to 1.00. The ratio compares consolidated indebtedness to consolidated EBITDA, both non-GAAP financial measures that are defined in the credit facility agreement, for the 12-month period ending on the measurement date. Consolidated indebtedness consists of outstanding indebtedness, less the cash and cash equivalents of Chesapeake and certain of our subsidiaries. Consolidated EBITDA consists of the net income of Chesapeake and certain of our subsidiaries, excluding income from investments and non-cash income, plus interest expense, taxes, depreciation, amortization expense and other non-cash or non-recurring expenses, and is calculated on a pro forma basis to give effect to any acquisitions, divestitures or other adjustments. See Note 4 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion of the terms of our corporate credit facility.
Hedging Facility
We have a multi-counterparty secured hedging facility with 17 counterparties that have committed to provide approximately 1.031 bboe of hedging capacity for natural gas, oil and NGL price derivatives and 1.031 bboe for basis derivatives with an aggregate mark-to-market capacity of $16.5 billion under the terms of the facility. For further discussion of the terms of our hedging facility, see Note 9 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report.

Senior Note Obligations
Our senior note obligations consisted of the following as of September 30, 2014:

September 30, 2014
($ in millions)
3.25% senior notes due 2016	$500
6.25% euro-denominated senior notes due 2017(a)	435
6.5% senior notes due 2017	660
7.25% senior notes due 2018	669
Floating rate senior notes due 2019	1,500
6.625% senior notes due 2020	1,300
6.875% senior notes due 2020	500
6.125% senior notes due 2021	1,000
5.375% senior notes due 2021	700
4.875% senior notes due 2022	1,500
5.75% senior notes due 2023	1,100
2.75% contingent convertible senior notes due 2035(b)	396
2.5% contingent convertible senior notes due 2037(b)	1,168
2.25% contingent convertible senior notes due 2038(b)	347
Discount on senior notes(c)	(252)
Interest rate derivatives(d)	10
Total senior notes, net	$11,533
___________________________________________

(a)
The principal amount shown is based on the exchange rate of $1.2631 to €1.00 as of September 30, 2014. See Note 9 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for information on our related foreign currency derivatives.

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

(c)
Included in this discount as of September 30, 2014 was $244 million associated with the equity component of our contingent convertible senior notes. This discount is amortized based on an effective yield method.

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
Credit Risk
Derivative instruments that enable us to manage our exposure to natural gas, oil and NGL prices, as well as to interest rate and foreign currency volatility, expose us to credit risk from our counterparties. To mitigate this risk, we enter into derivative contracts only with counterparties that are rated investment grade and deemed by management to be competent and competitive market makers, and we attempt to limit our exposure to non-performance by any single counterparty. As of September 30, 2014, our natural gas, oil and interest rate derivative instruments were spread among 18 counterparties. Additionally, the counterparties under our multi-counterparty secured hedging facility are required to secure their obligations in excess of defined thresholds. We use this facility for substantially all of our natural gas, oil and NGL derivatives.
Our accounts receivable are primarily from purchasers of natural gas, oil and NGL ($1.696 billion as of September 30, 2014) and exploration and production companies that own interests in properties we operate ($642 million as of September 30, 2014). This industry concentration has the potential to impact our overall exposure to credit risk, either positively or negatively, in that our customers and joint working interest owners may be similarly affected by changes in economic, industry or other conditions. We generally require letters of credit or parent guarantees for receivables from parties which are judged to have sub-standard credit, unless the credit risk can otherwise be mitigated. During the Current Period and the Prior Period, we recognized nominal amounts of bad debt expense related to potentially uncollectible receivables.
Contractual Obligations and Off-Balance Sheet Arrangements
From time to time, we enter into arrangements and transactions that can give rise to off-balance sheet obligations. As of September 30, 2014, these arrangements and transactions included (i) operating lease agreements, (ii) volumetric production payments (VPPs) (to purchase production and pay related production expenses and taxes in the future), (iii) open purchase commitments, (iv) open delivery commitments, (v) open drilling commitments, (vi) undrawn letters of credit, (vii) open gathering and transportation commitments and (viii) various other commitments we enter into in the ordinary course of business that could result in a future cash obligation. See Notes 5 and 10 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion of commitments and VPPs, respectively.
Results of Operations – Three Months Ended September 30, 2014 vs. September 30, 2013
General. For the Current Quarter, Chesapeake had net income of $692 million, or $0.26 per diluted common share, on total revenues of $5.703 billion. This compares to net income of $240 million, or $0.24 per diluted common share, on total revenues of $4.867 billion during the Prior Quarter. The increase in net income in the Current Quarter was primarily driven by an increase in unrealized gains on our natural gas and oil derivative contracts.
Natural Gas, Oil and NGL Sales. During the Current Quarter, natural gas, oil and NGL sales were $2.341 billion compared to $1.586 billion in the Prior Quarter. In the Current Quarter, Chesapeake produced and sold 67 mmboe for $1.777 billion at a weighted average price of $26.62 per boe (excluding the effect of derivatives), compared to 62 mmboe produced and sold in the Prior Quarter for $1.839 billion at a weighted average price of $29.67 per boe (excluding the effect of derivatives). The decrease in the price received per boe in the Current Quarter compared to the Prior Quarter resulted in a $204 million decrease in revenues, and increased sales volumes resulted in a $142 million increase in revenues, for a net decrease in revenues of $62 million (excluding the effect of derivatives).
For the Current Quarter, our average price received per mcf of natural gas was $2.02 compared to $2.12 in the Prior Quarter (excluding the effect of derivatives). Oil prices received per barrel (excluding the effect of derivatives) were $91.87 and $101.08 in the Current Quarter and the Prior Quarter, respectively. NGL prices received per barrel (excluding the effect of derivatives) were $22.95 and $26.52 in the Current Quarter and the Prior Quarter, respectively.
Natural gas prices after gathering, transportation and basis differentials were $2.04 per mcf below the Henry Hub natural gas benchmark price in the Current Quarter, as compared to $1.46 per mcf in the Prior Quarter. This was primarily the result of significant weakening of Marcellus Shale basis differentials and increased gathering and transportation costs.
Gains and losses from our natural gas and oil derivatives resulted in a net increase in natural gas, oil and NGL revenues of $564 million in the Current Quarter and a net decrease of $253 million in the Prior Quarter. See Item 3 of Part I of this report for a complete listing of all of our derivative instruments as of September 30, 2014.
A change in natural gas, oil and NGL prices has a significant impact on our revenues and cash flows. Assuming our Current Quarter production levels and without considering the effect of derivatives, an increase or decrease of $0.10 per mcf of natural gas sold would result in an increase or decrease in the Current Quarter revenues and cash flows of approximately $28 million and $27 million, respectively, and an increase or decrease of $1.00 per barrel of liquids sold would result in an increase or decrease in the Current Quarter revenues and cash flows of approximately $20 million and $19 million, respectively.

The following tables show our production and average sales prices received by operating division for the Current Quarter and the Prior Quarter:

	Three Months Ended September 30, 2014
	Natural Gas		Oil		NGL		Total
	(bcf)	($/mcf)(a)	(mmbbl)	($/bbl)(a)	(mmbbl)	($/bbl)(a)	(mmboe)%		($/boe)(a)
Southern(b)	148.2	2.26	9.1	94.14	4.5	25.98	38.1	57	34.17
Northern(c)	133.8	1.75	1.9	80.79	4.3	19.97	28.6	43	16.55
Total(d)	282.0	2.02	11.0	91.87	8.8	22.95	66.7	100%	26.62

	Three Months Ended September 30, 2013
	Natural Gas		Oil		NGL		Total
	(bcf)	($/mcf)(a)	(mmbbl)	($/bbl)(a)	(mmbbl)	($/bbl)(a)	(mmboe)%		($/boe)(a)
Southern(b)	164.5	2.16	9.8	101.57	4.2	26.81	41.5	70	35.40
Northern(c)	108.8	2.06	1.2	97.10	1.2	25.52	18.2	30	18.12
Total(d)	273.3	2.12	11.0	101.08	5.4	26.52	59.7	100%	29.64
___________________________________________

(a)
The average sales price excludes gains (losses) on derivatives. The decrease in the average sales price for our natural gas sold in the Northern Division from the Prior Quarter to the Current Quarter was primarily driven by higher basis differentials in the northern Marcellus Shale relative to the Henry Hub benchmark natural gas price, partially offset by an increase in the Henry Hub natural gas price. Decreases in the average sales prices for our oil and NGL sold in the Northern Division from the Prior Quarter to the Current Quarter were primarily driven by a decrease in the West Texas Intermediate (WTI) crude oil price.

(b)
Our Southern Division includes the Eagle Ford, Granite Wash/Hogshooter, Cleveland, Tonkawa and Mississippian Lime unconventional liquids plays and the Haynesville/Bossier and Barnett unconventional natural gas shale plays. The Eagle Ford Shale accounted for approximately 19% of our estimated proved reserves by volume as of December 31, 2013. Production for the Eagle Ford Shale for the Current Quarter and the Prior Quarter was 9.4 mmboe and 8.8 mmboe, respectively. The Barnett Shale accounted for approximately 16% of our estimated proved reserves by volume as of December 31, 2013. Production for the Barnett Shale for the Current Quarter and the Prior Quarter was 5.7 mmboe and 7.2 mmboe, respectively.

(c)
Our Northern Division includes the Utica and Niobrara unconventional liquids plays and the Marcellus unconventional natural gas play. The Marcellus Shale accounted for approximately 25% of our estimated proved reserves by volume as of December 31, 2013. Production for the Marcellus Shale for the Current Quarter and the Prior Quarter was 18.8 mmboe and 17.0 mmboe, respectively.

(d)
Current Quarter and Prior Quarter production levels reflect the impact of various asset sales and joint ventures. The decrease in production in the Southern Division from the Prior Quarter to the Current Quarter is primarily the result of our asset sale in the Haynesville Shale completed in the Prior Quarter. The increase in production in the Northern Division from the Prior Quarter to the Current Quarter is primarily the result of increased processing capacity in the Utica Shale. See Note 10 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for information on our natural gas and oil property divestitures and joint ventures.

Our average daily production of 726 mboe for the Current Quarter consisted of approximately 3.1 bcf of natural gas (71% on an oil equivalent basis) and approximately 214,800 bbls of liquids, consisting of approximately 118,900 bbls of oil (16% on an oil equivalent basis) and approximately 95,900 bbls of NGL (13% on an oil equivalent basis). Our year-over-year growth rate of NGL production was 64%. Natural gas production increased 3% year over year and our oil production decreased 1% year over year, primarily as a result of asset sales.

Excluding the impact of derivatives, our percentage of revenues from natural gas, oil and NGL is shown in the following table:

	Three Months Ended September 30,
	2014	2013
Natural gas	32%	31%
Oil	57%	61%
NGL	11%	8%
Total	100%	100%
Marketing, Gathering and Compression Revenues and Expenses. Marketing, gathering and compression revenues and expenses consist of third-party revenues and expenses related to our marketing, gathering and compression operations and exclude depreciation and amortization, general and administrative expenses, impairments of fixed assets and other, net gains or losses on sales of fixed assets and interest expense. See Depreciation and Amortization of Other Assets below for the depreciation and amortization recorded on our marketing, gathering and compression assets. Chesapeake recognized $3.362 billion in marketing, gathering and compression revenues in the Current Quarter with corresponding expenses of $3.369 billion, for a net loss before depreciation of $7 million. This compares to revenues of $3.032 billion, expenses of $3.009 billion and a net margin before depreciation of $23 million in the Prior Quarter. The margin decrease from the Prior Quarter to the Current Quarter was primarily a result of losses on certain sales contracts with third parties entered into to help meet certain of our oil pipeline and other commitments. In addition, margins were reduced as a result of the sale of a significant portion of our compression assets in the Current Period and the sale of gathering assets in 2013.
Oilfield Services Revenues and Expenses. Our oilfield services consisted of third-party revenues and expenses related to our former oilfield services operations and excluded depreciation and amortization, general and administrative expenses, impairments of fixed assets and other, net gains or losses on sales of fixed assets and interest expense. See Depreciation and Amortization of Other Assets below for the depreciation and amortization recorded on our oilfield services assets. Chesapeake recognized $249 million in oilfield services revenues in the Prior Quarter with corresponding expenses of $211 million, for a net margin before depreciation of $38 million. As a result of the spin-off of our oilfield services business in June 2014, we did not have oilfield services revenues and expenses in the Current Quarter and will not have oilfield services revenues and expenses in future periods.
Natural Gas, Oil and NGL Production Expenses. Production expenses, which include lifting costs and ad valorem taxes, were $298 million in the Current Quarter, compared to $282 million in the Prior Quarter. On a unit-of-production basis, production expenses were $4.47 per boe in the Current Quarter compared to $4.55 per boe in the Prior Quarter. The per unit expense decrease in the Current Quarter was primarily the result of a general improvement in operating efficiencies across most of our operating areas. Production expenses in the Current Quarter and the Prior Quarter included approximately $38 million and $46 million, or $0.56 and $0.74 per boe, respectively, associated with VPP production volumes. We anticipate a continued decrease in production expenses associated with VPP production volumes as the contractually scheduled volumes under our VPP agreements decrease and as operating efficiencies generally improve.
Production Taxes. Production taxes were $62 million in both the Current Quarter and the Prior Quarter. On a unit-of-production basis, production taxes were $0.94 per boe in the Current Quarter compared to $0.99 per boe in the Prior Quarter. In general, production taxes are calculated using value-based formulas that produce higher per unit costs when natural gas, oil and NGL prices are higher. The $0.05 decrease in production taxes per boe in the Current Quarter was primarily due to a decrease in the prices received for natural gas, oil and NGL from the Prior Quarter to the Current Quarter, partially offset by increases in volumes sold. Production taxes in the Current Quarter and the Prior Quarter included approximately $4 million and $6 million, or $0.06 and $0.09 per boe, respectively, associated with VPP production volumes.

General and Administrative Expenses. General and administrative expenses were $60 million in the Current Quarter and $120 million in the Prior Quarter, or $0.90 and $1.92 per boe, respectively. The absolute and per unit expense decrease in the Current Quarter was primarily due to our workforce reduction in the second half of 2013 and overhead associated with the spin-off of our oilfield services business in June 2014, which included the separation of approximately 5,100 employees. In addition, in the Current Quarter, we recorded negative fair value adjustments to performance share units (PSUs) granted to executives of the Company which corresponded to a decrease in the trading price of our common stock. Included in general and administrative expenses is stock-based compensation of $12 million in the Current Quarter and $13 million in the Prior Quarter. See Note 8 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion of our stock-based compensation.
Chesapeake follows the full cost method of accounting under which all costs associated with natural gas and oil property acquisition, drilling and completion activities are capitalized. We capitalize internal costs that can be directly identified with the acquisition of leasehold, as well as drilling and completion activities, and do not include any costs related to production, general corporate overhead or similar activities. We capitalized $52 million and $79 million of internal costs in the Current Quarter and the Prior Quarter, respectively, directly related to our natural gas and oil property acquisition and drilling and completion efforts. The decrease was primarily due to a decrease in our drilling activity, lower costs and increased emphasis on operational efficiencies in support of our current business strategy.
Restructuring and Other Termination Costs. We recorded a $14 million credit in the Current Quarter and $63 million of restructuring and other termination costs in the Prior Quarter, respectively. The Current Quarter amount primarily related to negative fair value adjustments to PSUs granted to former executives of the Company, which corresponded to a decrease in the trading price of our common stock. The Prior Quarter amount was related to workforce reductions and senior management separations. See Note 15 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion of our restructuring and other termination costs.
Provision for Legal Contingencies. We are defending against claims by royalty owners alleging that we used below-market prices, made improper deductions, used improper measurement techniques and/or entered into arrangements with affiliates that resulted in underpayment of royalties in connection with the production and sale of natural gas and NGL. Adverse results in these matters would cause our obligations to royalty owners to increase, which would result in a decrease in our future revenues. In the Current Quarter, we accrued a $100 million loss contingency related to royalty claims by Oklahoma royalty owners. See Note 5 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion of royalty claims.
Natural Gas, Oil and NGL Depreciation, Depletion and Amortization. Depreciation, depletion and amortization (DD&A) of natural gas, oil and NGL properties was $688 million and $652 million in the Current Quarter and the Prior Quarter, respectively. The $36 million increase in the Current Quarter was driven by an increase in our production. The average DD&A rate per boe, which is a function of capitalized costs, future development costs and the related underlying reserves in the periods presented, was $10.31 and $10.52 in the Current Quarter and the Prior Quarter, respectively.

Depreciation and Amortization of Other Assets. Depreciation and amortization of other assets was $37 million in the Current Quarter and $79 million in the Prior Quarter. Property and equipment costs are depreciated on a straight-line basis over the estimated useful lives of the assets. To the extent company-owned oilfield services equipment was used to drill and complete our wells, a substantial portion of the depreciation (i.e., the portion related to our utilization of the equipment) was capitalized in natural gas and oil properties as drilling and completion costs. In June 2014, we completed the spin-off of our oilfield services business and, therefore, did not incur oilfield services depreciation expense in the Current Quarter and will not incur such expense in future periods. The following table shows depreciation expense by asset class for the Current Quarter and the Prior Quarter, and the estimated useful lives of these assets.

	Three Months Ended September 30,		Estimated Useful Life
	2014	2013
	($ in millions)		(in years)
Oilfield services equipment(a)	$—	$33	3 - 15
Buildings and improvements	10	11	10 - 39
Natural gas compressors(b)	10	10	3 - 20
Computers and office equipment	7	10	3 - 7
Vehicles	5	9	0 - 7
Natural gas gathering systems and treating plants(b)	3	3	20
Other	2	3	2 - 20
Total depreciation and amortization of other assets	$37	$79
___________________________________________

(a)	Included in our former oilfield services operating segment.

(b)	Included in our marketing, gathering and compression operating segment.
Impairments of Fixed Assets and Other. In the Current Quarter and the Prior Quarter, we recognized $15 million and $85 million, respectively, of fixed asset impairment losses and other charges. The Current Quarter amount is primarily related to natural gas compressors and buildings. The Prior Quarter impairments primarily related to gathering systems and treating plants, drilling rigs, buildings and land and a gas gathering termination fee. See Note 14 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion of our impairments of fixed assets and other.
Net Gains on Sales of Fixed Assets. In the Current Quarter, net gains on sales of fixed assets were $86 million compared to $132 million in the Prior Quarter. The Current Quarter amount primarily related to the sale of natural gas compressors. The Prior Quarter amount primarily related to the sale of certain of our midstream gathering systems. See Note 13 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for a discussion of our net gains on sales of fixed assets.

Interest Expense. Interest expense was $17 million in the Current Quarter compared to $40 million in the Prior Quarter as follows:

	Three Months Ended September 30,
	2014	2013
	($ in millions)
Interest expense on senior notes	$170	$180
Interest expense on term loans	—	29
Amortization of loan discount, issuance costs and other	9	21
Interest expense on credit facilities	6	8
Realized gains on interest rate derivatives(a)	(4)	(3)
Unrealized losses on interest rate derivatives(b)	6	—
Capitalized interest	(170)	(195)
Total interest expense	$17	$40

Average senior notes borrowings	$11,798	$10,847
Average term loan borrowings	$—	$2,000
Average credit facilities borrowings	$105	$348
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
Interest expense, excluding unrealized gains or losses on interest rate derivatives and net of amounts capitalized, was $0.16 per boe in the Current Quarter compared to $0.65 per boe in the Prior Quarter. The decrease in Current Quarter interest expense was primarily due to a decrease in interest expense on our senior notes and term loans as a result of our debt refinancing in April 2014 and the elimination of debt related to the spin-off of our oilfield services business. See Note 4 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for a discussion of our debt refinancing.
Losses on Investments. Losses on investments were $27 million in the Current Quarter compared to losses of $22 million in the Prior Quarter. The Current Quarter losses primarily related to our equity in the net losses of FTS International, Inc. (FTS) and Sundrop Fuels, Inc. (Sundrop). The Prior Quarter losses primarily related to our equity in the net loss of FTS and Sundrop, offset by our equity in the net income of Chaparral Energy, Inc.
Net Gain on Sales of Investments. In the Prior Quarter, we sold all of our shares of Clean Energy Fuels Corp. (Clean Energy) common stock for cash proceeds of approximately $13 million and recorded a gain of $3 million.
Other Income (Expense). In the Current Quarter, other expense was $1 million, compared to $10 million of other income in the Prior Quarter. The Current Quarter other expense consisted primarily of $1 million of interest income and $2 million of miscellaneous expense. Other income in the Prior Quarter consisted of $2 million of interest income and $8 million of miscellaneous income.
Income Tax Expense. Chesapeake recorded income tax expense of $437 million and $147 million in the Current Quarter and the Prior Quarter, respectively. Our effective income tax rate was 38.7% in the Current Quarter and 38.0% in the Prior Quarter. Our effective tax rate can fluctuate as a result of the impact of state income taxes and permanent differences.

Net Income Attributable to Noncontrolling Interests. Chesapeake recorded net income attributable to noncontrolling interests of $30 million and $38 million in the Current Quarter and the Prior Quarter, respectively. Net income attributable to noncontrolling interests is primarily driven by the dividends paid on preferred stock of our subsidiaries CHK Utica and CHK Cleveland Tonkawa L.L.C. (CHK C-T), in addition to income or loss related to the Chesapeake Granite Wash Trust. The decrease from the Prior Quarter to the Current Quarter is primarily due to our repurchase of all of the outstanding preferred shares of CHK Utica from third-party preferred shareholders in July 2014. See Note 7 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for a discussion of these entities.
Results of Operations – Nine Months Ended September 30, 2014 vs. September 30, 2013
General. For the Current Period, Chesapeake had net income of $1.387 billion, or $1.04 per diluted common share, on total revenues of $15.901 billion. This compares to net income of $967 million, or $0.96 per diluted common share, on total revenues of $12.965 billion during the Prior Period. The increase in net income in the Current Period was primarily driven by an increase in unrealized gains on our natural gas and oil derivative contracts, an increase in oil and NGL sold and a decrease in certain of our operating expenses.
Natural Gas, Oil and NGL Sales. During the Current Period, natural gas, oil and NGL sales were $5.812 billion compared to $5.444 billion in the Prior Period. In the Current Period, Chesapeake produced and sold 191 mmboe for $5.842 billion at a weighted average price of $30.63 per boe (excluding the effect of derivatives), compared to 183 mmboe produced and sold in the Prior Period for $5.303 billion at a weighted average price of $28.94 per boe (excluding the effect of derivatives). The increase in the price received per boe in the Current Period compared to the Prior Period resulted in a $322 million increase in revenues, and increased sales volumes resulted in a $217 million increase in revenues, for a net increase in revenues of $539 million (excluding the effect of derivatives).
For the Current Period, our average price received per mcf of natural gas was $2.86 compared to $2.34 in the Prior Period (excluding the effect of derivatives). Oil prices received per barrel (excluding the effect of derivatives) were $94.28 and $96.40 in the Current Period and the Prior Period, respectively. NGL prices received per barrel (excluding the effect of derivatives) were $24.31 and $26.35 in the Current Period and the Prior Period, respectively.
Natural gas prices after gathering, transportation and basis differentials were $1.69 per mcf below the Henry Hub natural gas benchmark price in the Current Period, as compared to $1.33 per mcf in the Prior Period. This was primarily the result of significant weakening of Marcellus shale basis differentials and increased gathering and transportation costs.
Gains and losses from our natural gas and oil derivatives resulted in a net decrease in natural gas, oil and NGL revenues of $30 million in the Current Period and a net increase of $141 million in the Prior Period. See Item 3 of Part I of this report for a complete listing of all of our derivative instruments as of September 30, 2014.
A change in natural gas, oil and NGL prices has a significant impact on our revenues and cash flows. Assuming our Current Period production levels and without considering the effect of derivatives, an increase or decrease of $0.10 per mcf of natural gas sold would result in an increase or decrease in the Current Period revenues and cash flows of approximately $81 million and $79 million, respectively, and an increase or decrease of $1.00 per barrel of liquids sold would result in an increase or decrease in the Current Period revenues and cash flows of approximately $55 million and $53 million, respectively.

The following tables show our production and average sales prices received by operating division for the Current Period and the Prior Period:

	Nine Months Ended September 30, 2014
	Natural Gas		Oil		NGL		Total
	(bcf)	($/mcf)(a)	(mmbbl)	($/bbl)(a)	(mmbbl)	($/bbl)(a)	(mmboe)%		($/boe)(a)
Southern(b)	432.1	2.76	26.2	95.94	12.6	26.98	110.8	58	36.52
Northern(c)	381.2	2.96	4.9	85.47	11.5	21.41	79.9	42	22.47
Total(d)	813.3	2.86	31.1	94.28	24.1	24.31	190.7	100%	30.63

	Nine Months Ended September 30, 2013
	Natural Gas		Oil		NGL		Total
	(bcf)	($/mcf)(a)	(mmbbl)	($/bbl)(a)	(mmbbl)	($/bbl)(a)	(mmboe)%		($/boe)(a)
Southern(b)	539.4	2.21	28.7	96.74	12.2	25.44	130.8	71	32.64
Northern(c)	284.7	2.59	2.2	92.14	2.8	30.41	52.5	29	19.68
Total(d)	824.1	2.34	30.9	96.40	15.0	26.35	183.3	100%	28.92
___________________________________________

(a)
The average sales price excludes gains (losses) on derivatives. The increase in the average sales price for our natural gas sold from the Prior Period to the Current Period was primarily the result of an increase in the Henry Hub natural gas price, partially offset by higher basis differentials relative to the Henry Hub benchmark natural gas price in certain of our operating areas. Decreases in the average sales prices for our oil and NGL sold from the Prior Period to the Current Period was primarily driven by a decrease in the WTI crude oil price in addition to higher basis differentials relative to the WTI crude oil prices in certain of our operating areas.

(b)
Our Southern Division includes the Eagle Ford, Granite Wash/Hogshooter, Cleveland, Tonkawa and Mississippian Lime unconventional liquids plays and the Haynesville/Bossier and Barnett unconventional natural gas shale plays. The Eagle Ford Shale accounted for approximately 19% of our estimated proved reserves by volume as of December 31, 2013. Production for the Eagle Ford Shale for the Current Period and the Prior Period was 25.7 mmboe and 23.7 mmboe, respectively. The Barnett Shale accounted for approximately 16% of our estimated proved reserves by volume as of December 31, 2013. Production for the Barnett Shale for the Current Period and the Prior Period was 18.3 mmboe and 21.4 mmboe, respectively.

(c)
Our Northern Division includes the Utica and Niobrara unconventional liquids plays and the Marcellus unconventional natural gas play. The Marcellus Shale accounted for approximately 25% of our estimated proved reserves by volume as of December 31, 2013. Production for the Marcellus Shale for the Current Period and the Prior Period was 56.1 mmboe and 44.8 mmboe, respectively.

(d)
Current Period and Prior Period production levels reflect the impact of various asset sales and joint ventures. The decrease in production in the Southern Division from the Prior Period to the Current Period is primarily the result of our Mississippian Lime joint venture entered into in the Prior Period and asset sale in the Haynesville Shale completed in the Prior Quarter. The increase in production in the Northern Division from the Prior Period to the Current Period is primarily the result of increased processing capacity in the Utica Shale. See Note 10 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for information on our natural gas and oil property divestitures and joint ventures.

Our average daily production of 699 mboe for the Current Period consisted of approximately 3.0 bcf of natural gas (71% on an oil equivalent basis) and approximately 202,100 bbls of liquids, consisting of approximately 113,900 bbls of oil (16% on an oil equivalent basis) and approximately 88,200 bbls of NGL (13% on an oil equivalent basis). Our year-over-year growth rate of oil production was 1% and our year-over-year growth rate of NGL production was 60%. Natural gas production declined 1% year over year primarily as a result of asset sales.

Excluding the impact of derivatives, our percentage of revenues from natural gas, oil and NGL is shown in the following table:

	Nine Months Ended September 30,
	2014	2013
Natural gas	40%	36%
Oil	51%	57%
NGL	9%	7%
Total	100%	100%
Marketing, Gathering and Compression Revenues and Expenses. Marketing, gathering and compression revenues and expenses consist of third-party revenues and expenses related to our marketing, gathering and compression operations and exclude depreciation and amortization, general and administrative expenses, impairments of fixed assets and other, net gains or losses on sales of fixed assets and interest expense. See Depreciation and Amortization of Other Assets below for the depreciation and amortization recorded on our marketing, gathering and compression assets. Chesapeake recognized $9.543 billion in marketing, gathering and compression revenues in the Current Period with corresponding expenses of $9.515 billion, for a net margin before depreciation of $28 million. This compares to revenues of $6.871 billion, expenses of $6.781 billion and a net margin before depreciation of $90 million in the Prior Period. The margin decrease from the Prior Period to the Current Period was primarily a result of losses on certain sales contracts with third parties to help meet certain of our oil pipeline and other commitments. In addition, margins were reduced as a result of the sale of a significant portion of our compression assets in the Current Period and the sale of gathering assets in 2013. Revenues and operating expenses from our marketing business increased substantially in the Current Period compared to the Prior Period as we marketed significantly more oil and NGL from Chesapeake-operated wells for third parties. Our marketing revenues and operating expenses also increased because of a variety of purchase and sales contracts we entered into with third parties for various commercial purposes, including credit risk mitigation and to help meet certain of our pipeline delivery commitments.
Oilfield Services Revenues and Expenses. Oilfield services consists of third-party revenues and expenses related to our former oilfield services operations and excludes depreciation and amortization, general and administrative expenses, impairments of fixed assets and other, net gains or losses on sales of fixed assets and interest expense. See Depreciation and Amortization of Other Assets below for the depreciation and amortization recorded on our oilfield services assets. Chesapeake recognized $546 million in oilfield services revenues in the Current Period with corresponding expenses of $431 million, for a net margin before depreciation of $115 million. This compares to revenues of $650 million, expenses of $543 million and a net margin before depreciation of $107 million in the Prior Period. We did not have oilfield services revenues and expense in the Current Quarter and will not have oilfield services revenues and expenses in future periods.
Natural Gas, Oil and NGL Production Expenses. Production expenses, which include lifting costs and ad valorem taxes, were $868 million in the Current Period, compared to $877 million in the Prior Period. On a unit-of-production basis, production expenses were $4.55 per boe in the Current Period compared to $4.78 per boe in the Prior Period. The per unit expense decrease in the Current Period was primarily the result of a general improvement in operating efficiencies across most of our operating areas. Production expenses in the Current Period and the Prior Period included approximately $118 million and $131 million, or $0.62 and $0.71 per boe, respectively, associated with VPP production volumes. We anticipate a continued decrease in production expenses associated with VPP production volumes as the contractually scheduled volumes under our VPP agreements decrease and operating efficiencies generally improve.
Production Taxes. Production taxes were $185 million in the Current Period compared to $173 million in the Prior Period. On a unit-of-production basis, production taxes were $0.97 per boe in the Current Period compared to $0.94 per boe in the Prior Period. In general, production taxes are calculated using value-based formulas that produce higher per unit costs when natural gas, oil and NGL prices are higher. The $12 million increase from the Prior Period to the Current Period was primarily due to the increase in the unhedged price for our natural gas, oil and NGL production from $28.94 per boe to $30.63 per boe, in addition to increased production. Production taxes in the Current Period and the Prior Period included approximately $14 million and $17 million, or $0.07 and $0.09 per boe, respectively, associated with VPP production volumes. We anticipate a continued decrease in production tax expenses associated with VPP production volumes as the contractually scheduled volumes under our VPP agreements decrease.

General and Administrative Expenses. General and administrative expenses were $229 million in the Current Period and $336 million in the Prior Period, or $1.20 and $1.83 per boe, respectively. The absolute and per unit expense decrease in the Current Period was primarily due to our workforce reduction in the second half of 2013 and overhead associated with the spin-off of our oilfield services business in June 2014, which included the separation of approximately 5,100 employees. In addition, in the Current Period, we recorded negative fair value adjustments to PSUs granted to executives of the Company which corresponded to a decrease in the trading price of our common stock. Included in general and administrative expenses is stock-based compensation of $36 million in the Current Period and $48 million in the Prior Period. See Note 8 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion of our stock-based compensation.
Chesapeake follows the full cost method of accounting under which all costs associated with natural gas and oil property acquisition, drilling and completion activities are capitalized. We capitalize internal costs that can be directly identified with acquisition of leasehold and drilling and completion activities and do not include any costs related to production, general corporate overhead or similar activities. We capitalized $164 million and $251 million of internal costs in the Current Period and the Prior Period, respectively, directly related to our natural gas and oil property acquisition and drilling and completion efforts. The decrease was primarily due to a decrease in our drilling activity, lower costs and increased emphasis on operational efficiencies in support of our current business strategy.
Restructuring and Other Termination Costs. We recorded $12 million and $203 million of restructuring and other termination costs in the Current Period and the Prior Period, respectively. The Current Period amount primarily related to charges incurred in connection with the spin-off of our oilfield services business and senior management separations, offset by negative fair value adjustments to PSUs granted to former executives of the Company, which corresponded to a decrease in the trading price of our common stock. The Prior Quarter amount was related to workforce reductions, senior management separations and our voluntary separation plan. See Note 15 of the notes to our condensed consolidated financial statements included in Item 1 of Part I pf this report for further discussion of our restructuring and other termination costs.
Provision for Legal Contingencies. We are defending against claims by royalty owners alleging that we used below-market prices, made improper deductions, used improper measurement techniques and/or entered into arrangements with affiliates that resulted in underpayment of royalties in connection with the production and sale of natural gas and NGL. Adverse results in these matters would cause our obligations to royalty owners to increase, which would result in a decrease in our future revenues. In the Current Period, we accrued a $100 million loss contingency related to royalty claims by Oklahoma royalty owners. See Note 5 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion of royalty claims.
Natural Gas, Oil and NGL Depreciation, Depletion and Amortization. DD&A of natural gas, oil and NGL properties was $1.977 billion and $1.945 billion in the Current Period and the Prior Period, respectively. The $32 million increase in the Current Period was driven by an increase in our production. The average DD&A rate per boe, which is a function of capitalized costs, future development costs and the related underlying reserves in the periods presented, was $10.36 and $10.62 in the Current Period and the Prior Period, respectively.

Depreciation and Amortization of Other Assets. Depreciation and amortization of other assets was $194 million in the Current Period and $234 million in the Prior Period. Property and equipment costs are depreciated on a straight-line basis over the estimated useful lives of the assets. To the extent company-owned oilfield services equipment was used to drill and complete our wells, a substantial portion of the depreciation (i.e., the portion related to our utilization of the equipment) was capitalized in natural gas and oil properties as drilling and completion costs. We have not incurred oilfield services depreciation expense subsequent to the spin-off of our oilfield services business in June 2014. The following table shows depreciation expense by asset class for the Current Period and the Prior Period, and the estimated useful lives of these assets.

	Nine Months Ended September 30,		Estimated Useful Life
	2014	2013
	($ in millions)		(in years)
Oilfield services equipment(a)	$74	$86	3 - 15
Buildings and improvements	32	36	10 - 39
Natural gas compressors(b)	27	28	3 - 20
Computers and office equipment	25	34	3 - 7
Vehicles	19	29	0 - 7
Natural gas gathering systems and treating plants(b)	9	10	20
Other	8	11	2 - 20
Total depreciation and amortization of other assets	$194	$234
___________________________________________

(a)	Included in our former oilfield services operating segment.

(b)	Included in our marketing, gathering and compression operating segment.
Impairments of Fixed Assets and Other. In the Current Period and the Prior Period, we recognized $75 million and $343 million, respectively, of fixed asset impairment losses and other charges. The Current Period losses primarily related to charges recorded for a joint venture net acreage shortfall, impairments related to a gathering system and impairments related to certain of our drilling rigs and natural gas compressors. The Prior Period losses primarily related to charges associated with terminating a gas gathering agreement and impairments related to buildings and land, drilling rigs and gathering systems. See Note 14 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion of our impairments of fixed assets and other.
Net Gains on Sales of Fixed Assets. In the Current Period, net gains on sales of fixed assets were $201 million compared to $290 million in the Prior Period. The Current Period amount primarily related to gains on sales of natural gas compressors and our crude oil hauling assets, partially offset by losses on the sales of drilling rigs and equipment. The Prior Period amount primarily consisted of gains on sales of gathering assets partially offset by losses on the sales of buildings and land. See Note 13 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for a discussion of our net gains on sales of fixed assets.

Interest Expense. Interest expense was $82 million in the Current Period compared to $164 million in the Prior Period as follows:

	Nine Months Ended September 30,
	2014	2013
	($ in millions)
Interest expense on senior notes	$534	$560
Interest expense on term loans	36	87
Amortization of loan discount, issuance costs and other	44	70
Interest expense on credit facilities	22	30
Realized (gains) losses on interest rate derivatives(a)	(9)	(6)
Unrealized (gains) losses on interest rate derivatives(b)	(41)	57
Capitalized interest	(504)	(634)
Total interest expense	$82	$164

Average senior notes borrowings	$11,605	$11,052
Average term loan borrowings	$835	$2,000
Average credit facilities borrowings	$325	$779
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
Interest expense, excluding unrealized gains or losses on interest rate derivatives and net of amounts capitalized, was $0.65 per boe in the Current Period compared to $0.58 per boe in the Prior Period. The increase in Current Period interest expense per boe was primarily due to a decrease in the amount of interest capitalized as a result of a lower average balance of unevaluated natural gas and oil properties, the primary asset on which interest is capitalized. The decrease in total interest expense was due to a decrease in unrealized losses on interest rate derivatives.
Losses on Investments. Losses on investments were $72 million in the Current Period compared to losses of $36 million in the Prior Period. The Current Period and the Prior Period losses primarily related to our equity in the net losses of our FTS and Sundrop investments.
Net Gains (Losses) on Sales of Investments. We recorded net gains on sales of investments of $67 million in the Current Period and net losses on sales of investments of $7 million in the Prior Period. In the Current Period, we sold all of our interest in Chaparral Energy, Inc. for cash proceeds of $215 million and recorded a $73 million gain related to the sale. In addition, we sold an equity investment in a natural gas trading and management firm for cash proceeds of $30 million and recorded a loss of $6 million associated with the transaction. In the Prior Period, we recorded a $15 million loss related to the sale of our Clean Energy convertible note and a $3 million gain related to the sale of our Clean Energy common stock. In addition, in the Prior Period we sold an investment for cash proceeds of $6 million and recorded a $5 million gain.
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
Other Income. Other income was $12 million in the Current Period and $18 million the Prior Period. The Current Period consisted of $2 million of interest income and $10 million miscellaneous income. Other income in the Prior Period consisted of $4 million of interest income and $14 million of miscellaneous income.
Income Tax Expense. Chesapeake recorded income tax expense of $859 million and $594 million in the Current Period and the Prior Period, respectively. Our effective income tax rate was 38.2% in the Current Period and 38.0% in the Prior Period. Our effective tax rate can fluctuate as a result of the impact of state income taxes and permanent differences.
Net Income Attributable to Noncontrolling Interests. Chesapeake recorded net income attributable to noncontrolling interests of $110 million and $127 million in the Current Period and the Prior Period, respectively. Net income attributable to noncontrolling interests is primarily driven by the dividends paid on our CHK Utica and CHK C-T subsidiary preferred stock in addition to income or loss related to the Chesapeake Granite Wash Trust. The decrease from the Prior Period to the Current Period is primarily due to our repurchase of all of the outstanding preferred shares of CHK Utica from third-party preferred shareholders in July 2014. See Note 7 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for a discussion of these entities.
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
In May 2014, the FASB issued updated revenue recognition guidance to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and international financial reporting standards. The new standard requires the recognition of revenue to depict the transfer of promised goods to customers in an amount reflecting the consideration a company expects to receive in the exchange. The accounting standards update is effective for us beginning January 1, 2017, including retrospective application to comparative periods, and we are evaluating the impact on our consolidated financial statements.
Forward-Looking Statements
This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the Exchange Act). Forward-looking statements give our current expectations or forecasts of future events. They include expected natural gas, oil and NGL production and future expenses, estimated operating costs, assumptions regarding future natural gas, oil and NGL prices, planned drilling activity, estimates of future drilling and completion and other capital expenditures (including the use of joint venture drilling carries), anticipated sales, the timing of and proceeds to be derived from anticipated sales and the adequacy of our provisions for legal contingencies, as well as statements concerning anticipated cash flow and liquidity, ability to comply with financial maintenance covenants and meet contractual cash commitments to third parties, debt reduction, operating and capital efficiencies, business strategy and other plans and objectives for future operations. Our ability to generate sufficient operating cash flow to fund future capital expenditures is subject to all the risks and uncertainties that exist in our industry, some of which we may not be able to anticipate at this time. Further, pending divestiture transactions are subject to closing conditions and may not be completed in the time frame anticipated or at all. In particular, we caution you that closing conditions in the purchase and sale agreement with Southwestern relating to our sale of Marcellus and Utica assets for approximately $5.375 billion include third-party consents and the waiver of participation rights. Other transactions we are evaluating as we focus on our strategic priorities are subject to market conditions and other factors beyond our control. Our plans to reduce financial leverage and complexity may take longer to implement if such dispositions are delayed or do not occur as expected. Disclosures concerning the fair values of derivative contracts and their estimated contribution to our future results of operations are based upon market information as of a specific date. These market prices are subject to significant volatility.
Although we believe the expectations and forecasts reflected in our forward-looking statements are reasonable, we can give no assurance they will prove to have been correct. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Factors that could cause actual results to differ materially from expected results are described under Risk Factors in Item 1A of our 2013 Form 10-K and include:

•	the volatility of natural gas, oil and NGL prices;

•	the limitations our level of indebtedness may have on our financial flexibility;

•	the availability of capital on an economic basis to fund reserve replacement costs;

•	our ability to replace reserves and sustain production;

•	uncertainties inherent in estimating quantities of natural gas, oil and NGL reserves and projecting future rates of production and the amount and timing of development expenditures;

•	declines in the prices of natural gas and oil potentially resulting in a write-down of our asset carrying values;

•	our ability to generate profits or achieve targeted results in drilling and well operations;

•	leasehold terms expiring before production can be established;

•	commodity derivative activities resulting in lower prices realized on natural gas, oil and NGL sales;

•	the need to secure derivative liabilities and the inability of counterparties to satisfy their obligations;

•	charges incurred in connection with actions to reduce financial leverage and complexity;

•	competition in the oil and gas exploration and production industry;

•	drilling and operating risks, including potential environmental liabilities;

•	our need to acquire adequate supplies of water for our drilling operations and to dispose of or recycle the water used;

•	legislative and regulatory changes adversely affecting our industry and our business, including initiatives related to hydraulic fracturing, air emissions and endangered species;

•	a deterioration in general economic, business or industry conditions;

•	oilfield services shortages, gathering system and transportation capacity constraints and various transportation interruptions that could adversely affect our revenues and cash flow;

•	adverse developments or losses from pending or future litigation and regulatory proceedings, including royalty claims;

•	cyber attacks adversely impacting our operations; and

•	an interruption in operations at our headquarters due to a catastrophic event.
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

As of September 30, 2014, our natural gas and oil derivative instruments consisted of the following:

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

As of September 30, 2014, we had the following open natural gas and oil derivative instruments:

		Weighted Average Price				Fair Value
	Volume	Fixed	Call	Put	Differential	Asset (Liability)
	(tbtu)	($ per mmbtu)				($ in millions)
Natural Gas:
Swaps:
Short-term	209	$4.24	$—	$—	$—	$29
Long-term	15	3.92	—	—	—	(2)
3-Way Collars:
Short-term	242	—	4.49	3.41 / 4.26	—	39
Long-term	36	—	4.37	3.38 / 4.17	—	2
Collars:
Short-term	11	—	5.24	4.50	—	5
Call Options (sold):
Short-term	253	—	6.35	—	—	(5)
Long-term	450	—	7.73	—	—	(23)
Call Options (bought)(a):
Short-term	(253)	—	6.35	—	—	(67)
Long-term	(257)	—	6.08	—	—	(88)
Basis Protection Swaps:
Short-term	79	—	—	—	0.35	4
Long-term	16	—	—	—	(0.69)	(6)
Total Natural Gas						$(112)

		Weighted Average Price				Fair Value
	Volume	Fixed	Call	Put	Differential	Asset (Liability)
	(mmbbl)	($ per bbl)				($ in millions)
Oil:
Swaps:
Short-term	16.9	$94.34	$—	$—	$—	$90
Long-term	2.7	95.15	—	—	—	23
3-Way Collars:
Short-term	3.3	—	98.94	80.00 / 90.00	—	8
Long-term	1.1	—	98.94	80.00 / 90.00	—	3
Call Options (sold):
Short-term	20.1	—	99.76	—	—	(49)
Long-term	29.8	—	100.15	—	—	(111)
Call Options (bought)(b):
Short-term	(9.4)	—	109.26	—	—	(17)
Long-term	(2.2)	—	113.54	—	—	(2)
Basis Protection Swaps:
Short-term	0.1	—	—	—	6.00	—
Total Oil						$(55)
Total Natural Gas and Oil						$(167)
___________________________________________

(a)
Included in the fair value are deferred premiums of $10 million, $82 million and $85 million which will be included in natural gas, oil and NGL sales as realized gains (losses) in 2014, 2015 and 2016, respectively.

(b)	Included in the fair value are deferred premiums of $12 million and $13 million which will be included in natural gas, oil and NGL sales as realized gains (losses) in 2014 and 2015, respectively.
In addition to the open derivative positions disclosed above, as of September 30, 2014, we had $177 million of net derivative gains related to settled contracts for future production periods that will be recorded within natural gas, oil and NGL sales as realized gains (losses) on derivatives once they are transferred from either accumulated other comprehensive income or unrealized gains (losses) on derivatives in the month of related production, based on the terms specified in the original contract as noted below.

September 30, 2014
($ in millions)
Short-term	$105
Long-term	72
Total	$177

The table below reconciles the changes in fair value of our natural gas and oil derivatives during the Current Period. Of the $167 million fair value liability as of September 30, 2014, a $38 million asset related to contracts maturing in the next 12 months and a $205 million liability related to contracts maturing after 12 months. All open derivative instruments as of September 30, 2014 are expected to mature by December 31, 2022.

2014
($ in millions)
Fair value of contracts outstanding, as of January 1	$(551)
Change in fair value of contracts	7
Fair value of new contracts when entered into	—
Contracts realized or otherwise settled	384
Fair value of contracts when closed	(7)
Fair value of contracts outstanding, as of September 30	$(167)
The change in natural gas and oil prices during the Current Period decreased the liability related to our derivative instruments by $7 million. This unrealized gain is recorded in natural gas, oil and NGL sales. We settled contracts in the Current Period that were in a liability position for $384 million. The realized losses will be recorded in natural gas, oil and NGL sales in the month of related production. We terminated contracts that were in an asset position for $7 million. The realized gain is recorded in natural gas, oil and NGL sales in the month of related production.
Interest Rate Derivatives
The table below presents principal cash flows and related weighted average interest rates by expected maturity dates.

	Years of Maturity
	2014	2015	2016	2017	2018	Thereafter	Total
	($ in millions)
Liabilities:
Debt – fixed rate(a)	$—	$396	$500	$2,264	$1,015	$6,100	$10,275
Average interest rate	—%	2.75%	3.25%	4.39%	5.54%	5.83%	5.24%
Debt – variable rate	$—	$59	$—	$—	$—	$1,500	$1,559
Average interest rate	—%	1.72%	—%	—%	—%	3.48%	3.41%
___________________________________________

(a)	This amount does not include the discount included in debt of $252 million and interest rate derivatives of $10 million.
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

We enter into interest rate derivatives, including fixed-to-floating interest rate swaps (we receive a fixed interest rate and pay a floating market rate) to mitigate our exposure to changes in the fair value of our senior notes and floating-to-fixed interest rate swaps (we receive a floating market rate and pay a fixed interest rate) to manage our interest rate exposure related to our bank credit facility borrowings. As of September 30, 2014, the following interest rate derivatives were outstanding:

		Weighted Average Rate			Fair Value
	Notional Amount	Fixed	Floating(a)	Fair Value Hedge	Asset (Liability)
	($ in millions)				($ in millions)
Fixed to Floating:
Swaps
Mature 2020 – 2023	$1,050	5.97%	1 – 3 mL 429 bp	No	$(45)

Floating to Fixed:
Swaps
Mature 2015	$400	2.59%	6 mL	No	(7)
					$(52)
___________________________________________

(a)	Month LIBOR has been abbreviated “mL” and basis points has been abbreviated “bp”.
In addition to the open derivative positions disclosed above, as of September 30, 2014 we had $56 million of net gains related to settled derivative contracts that will be recorded within interest expense as realized gains (losses) once they are transferred from our senior note liability or within interest expense as unrealized gains (losses) over the remaining six-year term of our related senior notes.
Realized and unrealized gains or losses from interest rate derivative transactions are reflected as adjustments to interest expense on the condensed consolidated statements of operations.
Foreign Currency Derivatives
In December 2006, we issued €600 million of 6.25% Euro-denominated Senior Notes due 2017. Concurrent with the issuance of the euro-denominated senior notes, we entered into cross currency swaps to mitigate our exposure to fluctuations in the euro relative to the dollar over the term of the notes. In May 2011, we purchased and subsequently retired €256 million in aggregate principal amount of these senior notes following a tender offer, and we simultaneously unwound the cross currency swaps for the same principal amount. Under the terms of the remaining cross currency swaps, on each semi-annual interest payment date, the counterparties pay us €11 million and we pay the counterparties $17 million, which yields an annual dollar-equivalent interest rate of 7.491%. Upon maturity of the notes, the counterparties will pay us €344 million and we will pay the counterparties $459 million. The terms of the cross currency swaps were based on the dollar/euro exchange rate on the issuance date of $1.3325 to €1.00. Through the cross currency swaps, we have eliminated any potential variability in our expected cash flows related to changes in foreign exchange rates and therefore the swaps are designated as cash flow hedges. The fair values of the cross currency swaps are recorded on the condensed consolidated balance sheet as a liability of $30 million as of September 30, 2014. The euro-denominated debt in long-term debt has been adjusted to $435 million as of September 30, 2014 using an exchange rate of $1.2631 to €1.00.

ITEM 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Chesapeake’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2014.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting during the period ended September 30, 2014, which materially affected, or was reasonably likely to materially affect, our internal control over financial reporting.

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
July 2008 Common Stock Offering Litigation. On February 25, 2009, a putative class action was filed in the U.S. District Court for the Southern District of New York against the Company and certain of its officers and directors along with certain underwriters of the Company’s July 2008 common stock offering. The plaintiff filed an amended complaint on September 11, 2009 alleging that the registration statement for the offering contained material misstatements and omissions and seeking damages under Sections 11, 12 and 15 of the Securities Act of 1933 of an unspecified amount and rescission. The action was transferred to the U.S. District Court for the Western District of Oklahoma on October 13, 2009. Chesapeake and the officer and director defendants moved for summary judgment on grounds of loss causation and materiality on December 28, 2011, and the motion was granted as to all claims as a matter of law on March 29, 2013. Final judgment in favor of Chesapeake and the officer and director defendants was entered on June 21, 2013, and the plaintiff filed a notice of appeal on July 19, 2013 in the U.S. Court of Appeals for the Tenth Circuit. On August 8, 2014, the District Court dismissal was affirmed by the Court of Appeals, and on September 8, 2014, the plaintiff filed a petition for rehearing.
Shareholder Derivative Litigation. A derivative action relating to the July 2008 offering filed in the U.S. District Court for the Western District of Oklahoma on September 6, 2011 is pending. Following the denial on September 28, 2012 of defendants’ motion to dismiss and pursuant to court order, nominal defendant Chesapeake filed an answer in the case on October 12, 2012. By stipulation between the parties, the case is stayed pending final resolution of the above described appeal.
A federal consolidated derivative action and an Oklahoma state court derivative action have been stayed since 2012 pending resolution of a related, previously reported putative federal securities class action. The shareholder derivative actions allege breaches of fiduciary duty, among other things, related to the former CEO’s personal financial practices and purported conflicts of interest, and the Company’s accounting for VPPs. With the dismissal of the federal securities class action now affirmed, the parties have stipulated to continue the stay of the Oklahoma state court derivative action while plaintiffs pursue their claims in the federal consolidated derivative action. Plaintiffs’ consolidated amended derivative complaint was filed on October 31, 2014, and the Company intends to file a motion to dismiss by December 5, 2014.
On May 8, 2012, a derivative action was filed in the District Court of Oklahoma County, Oklahoma against the Company's directors alleging breaches of fiduciary duties and corporate waste related to the Company's officers and directors' use of the Company's fractionally owned corporate jets. On August 21, 2012, the District Court granted the Company's motion to dismiss for lack of derivative standing, and the plaintiff appealed the ruling on December 6, 2012. On May 16, 2014, the Court of Civil Appeals for the State of Oklahoma affirmed the dismissal. On July 7, 2014, plaintiffs filed a petition for writ of certiorari in the Oklahoma Supreme Court seeking review of the Court of Civil Appeals’ decision, and on October 13, 2014, the petition for certiorari was denied.
On April 10, 2014, a derivative action was filed in the District Court of Oklahoma County, Oklahoma against current and former directors and officers of the Company alleging, among other things, breach of fiduciary duties, waste of corporate assets, gross mismanagement and unjust enrichment related to the Company’s payment of shareholder dividends since October 2012. On July 2, 2014, the Company filed a motion to dismiss. The plaintiffs voluntarily dismissed the action on October 31, 2014.

 Regulatory Proceedings. The Company has received, from the U.S. Department of Justice (DOJ) and certain state governmental agencies and authorities, subpoenas and demands for documents, information and testimony in connection with investigations into possible violations of federal and state antitrust laws relating to our purchase and lease of oil and gas rights in various states. The Company also has received DOJ and state subpoenas seeking information on the Company’s royalty payment practice. Chesapeake has engaged in discussions with the DOJ and state representatives and continues to respond to such subpoenas and demands.
On March 5, 2014, the Attorney General of the State of Michigan filed a criminal complaint against Chesapeake in Michigan state court alleging misdemeanor antitrust violations and attempted antitrust violations under state law arising out of the Company’s leasing activities in Michigan during 2010. On July 9, 2014, following a preliminary hearing on the complaint, as amended, the 89th District Court for Cheboygan County, Michigan ruled that one count alleging a bid-rigging conspiracy between Chesapeake and Encana Oil & Gas USA, Inc. regarding the October 2010 state lease auction would proceed to trial and dismissed claims alleging a second antitrust violation and an attempted antitrust violation. The Michigan Attorney General filed a second criminal complaint against Chesapeake in the same court on June 5, 2014 which, as amended, alleges that Chesapeake’s conduct in canceling lease offers to Michigan landowners in 2010 violated the state’s criminal enterprises and false pretenses felony statutes. On September 9, 2014, following a preliminary hearing, the Court ruled that all charges in the complaint would be tried. No trial date has been set for either matter.
Business Operations. Chesapeake is involved in various other lawsuits and disputes incidental to its business operations, including commercial disputes, personal injury claims, royalty claims, property damage claims and contract actions. With regard to contract actions, various mineral or leasehold owners have filed lawsuits against us seeking specific performance to require us to acquire their natural gas and oil interests and pay acreage bonus payments, damages based on breach of contract and/or, in certain cases, punitive damages based on alleged fraud. The Company has successfully defended a number of these failure-to-close cases in various courts, has settled and resolved other such cases and disputes and believes that its remaining loss exposure for these claims will not have a material adverse effect on our consolidated financial position, results of operations or cash flows. In addition, as described above, the Michigan Attorney General has commenced a criminal proceeding against us based on lease offers to Michigan landowners in 2010.
Regarding royalty claims, Chesapeake and other natural gas producers have been named in various lawsuits alleging royalty underpayment. The suits against us allege, among other things, that we used below-market prices, made improper deductions, used improper measurement techniques and/or entered into arrangements with affiliates that resulted in underpayment of royalties in connection with the production and sale of natural gas and NGL. The Company has resolved a number of these claims through negotiated settlements of past and future royalties and has prevailed in various other lawsuits. We are currently defending lawsuits seeking damages for royalty underpayment in various states, including cases filed by individual royalty owners and putative class actions, some of which seek to certify a statewide class. The Company also has received DOJ and state subpoenas seeking information on the Company’s royalty payment practices.
Plaintiffs have varying royalty provisions in their respective leases and oil and gas law varies from state to state. Royalty owners and producers differ in their interpretation of the legal effect of lease provisions governing royalty calculations, an issue in a putative class action filed in November 2010 in the District Court of Beaver County, Oklahoma on behalf of Oklahoma royalty owners asserting claims dating back to 2004. In July 2014, this case was remanded to the trial court for further proceedings following the reversal on appeal of certification of a statewide class. We and the named plaintiff have participated in mediation concerning the claims asserted in the putative class action litigation.
Environmental Proceedings
Our subsidiary Chesapeake Appalachia, LLC (CALLC) is engaged in discussions with the U.S. Environmental Protection Agency, the U.S. Army Corps of Engineers and the Pennsylvania Department of Environmental Protection regarding potential violations of the permitting requirements of the federal Clean Water Act, the Pennsylvania Clean Streams Law and the Pennsylvania Dam Safety and Encroachments Act in connection with the placement of dredge and fill material during construction of certain sites in Pennsylvania. CALLC identified the potential violations in connection with an internal review of its facilities siting and construction processes and voluntarily reported them to the regulatory agencies. Although resolution of the matter may result in monetary sanctions of more than $100,000, based on current assessments, we believe it is not likely to have a material adverse effect on our consolidated financial position, results of operations or cash flow.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information about repurchases of our common stock during the quarter ended September 30, 2014:

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2014 through July 31, 2014	466,199	$29.19	—	—
August 1, 2014 through August 31, 2014	19,103	$26.41	—	—
September 1, 2014 through September 30, 2014	9,896	$24.13	—	—
Total	495,198	$28.98	—	—
___________________________________________

(a)
Reflects the surrender to the Company of shares of common stock to pay withholding taxes in connection with the vesting of employee restricted stock. Also includes shares of common stock purchased on behalf of Chesapeake’s deferred compensation plan related to participant deferrals and Company matching contributions.

ITEM 3.	Defaults Upon Senior Securities
Not applicable.

ITEM 4.	Mine Safety Disclosures
Not applicable.

ITEM 5.	Other Information
Not applicable.

ITEM 6.	Exhibits
The following exhibits are filed or furnished herewith pursuant to the requirements of Item 601 of Regulation S-K:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith	Furnished Herewith
3.1.1	Chesapeake’s Restated Certificate of Incorporation.	10-Q	001-13726	3.1.1	8/6/2014

3.1.2	Certificate of Designation of 5% Cumulative Convertible Preferred Stock (Series 2005B), as amended.	10-Q	001-13726	3.1.4	11/10/2008

3.1.3	Certificate of Designation of 4.5% Cumulative Convertible Preferred Stock, as amended.	10-Q	001-13726	3.1.6	8/11/2008

3.1.4	Certificate of Designation of 5.75% Cumulative Non-Voting Convertible Preferred Stock (Series A).	8-K	001-13726	3.2	5/20/2010

3.1.5	Certificate of Designation of 5.75% Cumulative Non-Voting Convertible Preferred Stock, as amended.	10-Q	001-13726	3.1.5	8/9/2010

3.2	Chesapeake’s Amended and Restated Bylaws.	8-K	001-13726	3.2	6/19/2014

12	Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Dividends.					X

31.1	Robert D. Lawler, Chief Executive Officer, Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Domenic J. Dell’Osso, Jr., Executive Vice President and Chief Financial Officer, Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Robert D. Lawler, Chief Executive Officer, Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X

32.2	Domenic J. Dell’Osso, Jr., Executive Vice President and Chief Financial Officer, Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X

SIGNATURES
Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHESAPEAKE ENERGY CORPORATION

Date: November 5, 2014	By:	/s/ ROBERT D. LAWLER
Robert D. Lawler, President and Chief Executive Officer

Date: November 5, 2014	By:	/s/ DOMENIC J. DELL’OSSO, JR.
Domenic J. Dell’Osso, Jr. Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith	Furnished Herewith
3.1.1	Chesapeake’s Restated Certificate of Incorporation.	10-Q	001-13726	3.1.1	8/6/2014

3.1.2	Certificate of Designation of 5% Cumulative Convertible Preferred Stock (Series 2005B), as amended.	10-Q	001-13726	3.1.4	11/10/2008

3.1.3	Certificate of Designation of 4.5% Cumulative Convertible Preferred Stock, as amended.	10-Q	001-13726	3.1.6	8/11/2008

3.1.4	Certificate of Designation of 5.75% Cumulative Non-Voting Convertible Preferred Stock (Series A).	8-K	001-13726	3.2	5/20/2010

3.1.5	Certificate of Designation of 5.75% Cumulative Non-Voting Convertible Preferred Stock, as amended.	10-Q	001-13726	3.1.5	8/9/2010

3.2	Chesapeake’s Amended and Restated Bylaws.	8-K	001-13726	3.2	6/19/2014

12	Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Dividends.					X

31.1	Robert D. Lawler, Chief Executive Officer, Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Domenic J. Dell’Osso, Jr., Executive Vice President and Chief Financial Officer, Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Robert D. Lawler, Chief Executive Officer, Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X

32.2	Domenic J. Dell’Osso, Jr., Executive Vice President and Chief Financial Officer, Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X