Form 10-Q
period 2015-03-31
CHESAPEAKE ENERGY CORP
filed 2015-05-06
CIK 895126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
[X]    Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ]      NO [X]
As of April 30, 2015, there were 665,135,444 shares of our $0.01 par value common stock outstanding.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
INDEX TO FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2015

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)
CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2015	December 31, 2014
	($ in millions)
CURRENT ASSETS:
Cash and cash equivalents ($1 and $1 attributable to our VIE)	$2,907	$4,108
Restricted cash	38	38
Accounts receivable, net	1,643	2,236
Short-term derivative assets ($12 and $16 attributable to our VIE)	612	879
Other current assets	198	207
Total Current Assets	5,398	7,468
PROPERTY AND EQUIPMENT:
Oil and natural gas properties, at cost based on full cost accounting:
Proved oil and natural gas properties ($488 and $488 attributable to our VIE)	60,769	58,594
Unproved properties	9,129	9,788
Other property and equipment	3,094	3,083
Total Property and Equipment, at Cost	72,992	71,465
Less: accumulated depreciation, depletion and amortization (($318) and ($251) attributable to our VIE)	(44,700)	(39,043)
Property and equipment held for sale, net	93	93
Total Property and Equipment, Net	28,385	32,515
LONG-TERM ASSETS:
Investments	268	265
Long-term derivative assets	—	6
Other long-term assets	322	497
TOTAL ASSETS	$34,373	$40,751

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS – (Continued)
(Unaudited)

	March 31, 2015	December 31, 2014
	($ in millions)
CURRENT LIABILITIES:
Accounts payable	$1,630	$2,049
Current maturities of long-term debt, net	885	381
Accrued interest	137	150
Deferred income tax liabilities	214	207
Short-term derivative liabilities	26	15
Other current liabilities ($12 and $15 attributable to our VIE)	2,474	3,061
Total Current Liabilities	5,366	5,863
LONG-TERM LIABILITIES:
Long-term debt, net	10,623	11,154
Deferred income tax liabilities	2,817	4,185
Long-term derivative liabilities	191	218
Asset retirement obligations, net of current portion	452	447
Other long-term liabilities	551	679
Total Long-Term Liabilities	14,634	16,683
CONTINGENCIES AND COMMITMENTS (Note 4)
EQUITY:
Chesapeake Stockholders’ Equity:
Preferred stock, $0.01 par value, 20,000,000 shares authorized: 7,251,515 shares outstanding	3,062	3,062
Common stock, $0.01 par value, 1,000,000,000 shares authorized: 665,109,487 and 664,944,232 shares issued	7	7
Paid-in capital	12,436	12,531
Retained earnings (deficit)	(2,256)	1,483
Accumulated other comprehensive loss	(134)	(143)
Less: treasury stock, at cost; 1,585,667 and 1,614,312 common shares	(37)	(37)
Total Chesapeake Stockholders’ Equity	13,078	16,903
Noncontrolling interests	1,295	1,302
Total Equity	14,373	18,205
TOTAL LIABILITIES AND EQUITY	$34,373	$40,751

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2015	2014
	($ in millions except per share data)
REVENUES:
Oil, natural gas and NGL	$1,085	$1,766
Marketing, gathering and compression	1,675	3,015
Oilfield services	—	265
Total Revenues	2,760	5,046
OPERATING EXPENSES:
Oil, natural gas and NGL production	299	288
Production taxes	28	50
Marketing, gathering and compression	1,700	2,980
Oilfield services	—	220
General and administrative	56	79
Restructuring and other termination costs	(10)	(7)
Provision for legal contingencies	25	—
Oil, natural gas and NGL depreciation, depletion and amortization	684	628
Depreciation and amortization of other assets	35	78
Impairment of oil and natural gas properties	4,976	—
Impairments of fixed assets and other	4	20
Net (gains) losses on sales of fixed assets	3	(23)
Total Operating Expenses	7,800	4,313
INCOME (LOSS) FROM OPERATIONS	(5,040)	733
OTHER INCOME (EXPENSE):
Interest expense	(51)	(39)
Losses on investments	(7)	(21)
Net gain on sales of investments	—	67
Other income	6	6
Total Other Income (Expense)	(52)	13
INCOME (LOSS) BEFORE INCOME TAXES	(5,092)	746
INCOME TAX EXPENSE (BENEFIT):
Current income taxes	—	3
Deferred income taxes	(1,372)	277
Total Income Tax Expense (Benefit)	(1,372)	280
NET INCOME (LOSS)	(3,720)	466
Net income attributable to noncontrolling interests	(19)	(41)
NET INCOME (LOSS) ATTRIBUTABLE TO CHESAPEAKE	(3,739)	425
Preferred stock dividends	(43)	(43)
Earnings allocated to participating securities	—	(8)
NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$(3,782)	$374
EARNINGS (LOSS) PER COMMON SHARE:
Basic	$(5.72)	$0.57
Diluted	$(5.72)	$0.54
CASH DIVIDEND DECLARED PER COMMON SHARE	$0.0875	$0.0875
WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING (in millions):
Basic	661	658
Diluted	661	765

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
	($ in millions)
NET INCOME (LOSS)	$(3,720)	$466
OTHER COMPREHENSIVE INCOME (LOSS), NET OF INCOME TAX:
Unrealized gains (losses) on derivative instruments, net of income tax expense (benefit) of ($1) and $1	(1)	3
Reclassification of (gains) losses on settled derivative instruments, net of income tax expense (benefit) of $7 and $7	10	11
Reclassification of (gains) losses on investment, net of income tax expense (benefit) of $0 and ($3)	—	(5)
Other Comprehensive Income (Loss)	9	9
COMPREHENSIVE INCOME (LOSS)	(3,711)	475
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(19)	(41)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CHESAPEAKE	$(3,730)	$434

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2015	2014
	($ in millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)	$(3,720)	$466
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO CASH PROVIDED BY OPERATING ACTIVITIES:
Depreciation, depletion and amortization	719	706
Deferred income tax expense (benefit)	(1,372)	277
Derivative (gains) losses, net	(172)	363
Cash receipts (payments) on derivative settlements, net	408	(157)
Stock-based compensation	23	20
Impairment of oil and natural gas properties	4,976	—
Net (gains) losses on sales of fixed assets	3	(23)
Impairments of fixed assets and other	2	12
Losses on investments	7	21
Net gains on sales of investments	—	(67)
Restructuring and other termination costs	(10)	(9)
Provision for legal contingencies	25	—
Other	21	5
Changes in assets and liabilities	(487)	(323)
Net Cash Provided By Operating Activities	423	1,291
CASH FLOWS FROM INVESTING ACTIVITIES:
Drilling and completion costs	(1,306)	(897)
Acquisitions of proved and unproved properties	(128)	(187)
Proceeds from divestitures of proved and unproved properties	21	49
Additions to other property and equipment	(58)	(437)
Proceeds from sales of other property and equipment	2	239
Additions to investments	(3)	(3)
Proceeds from sales of investments	—	239
Other	—	(2)
Net Cash Used In Investing Activities	(1,472)	(999)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
	($ in millions)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facilities borrowings	—	421
Payments on credit facilities borrowings	—	(362)
Cash paid for common stock dividends	(59)	(58)
Cash paid for preferred stock dividends	(43)	(43)
Cash paid on financing derivatives	—	(15)
Distributions to noncontrolling interest owners	(29)	(53)
Other	(21)	(15)
Net Cash Used In Financing Activities	(152)	(125)
Net increase (decrease) in cash and cash equivalents	(1,201)	167
Cash and cash equivalents, beginning of period	4,108	837
Cash and cash equivalents, end of period	$2,907	$1,004

Supplemental disclosures to the condensed consolidated statements of cash flows are presented below:

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of capitalized interest	$43	$75
Income taxes paid, net of refunds received	$47	$—

SUPPLEMENTAL DISCLOSURE OF SIGNIFICANT NON-CASH INVESTING AND FINANCING ACTIVITIES:
Change in accrued drilling and completion costs	$63	$(168)
Change in accrued acquisitions of proved and unproved properties	$16	$7
Change in accrued additions to other property and equipment	$—	$(2)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended March 31,
	2015	2014
	($ in millions)
PREFERRED STOCK:
Balance, beginning and end of period	$3,062	$3,062
COMMON STOCK:
Balance, beginning and end of period	7	7
PAID-IN CAPITAL:
Balance, beginning of period	12,531	12,446
Stock-based compensation	12	5
Exercise of stock options	—	5
Dividends on common stock	(59)	—
Dividends on preferred stock	(43)	—
Increase (decrease) in tax benefit from stock-based compensation	(5)	3
Balance, end of period	12,436	12,459
RETAINED EARNINGS (DEFICIT):
Balance, beginning of period	1,483	688
Net income (loss) attributable to Chesapeake	(3,739)	425
Dividends on common stock	—	(58)
Dividends on preferred stock	—	(43)
Balance, end of period	(2,256)	1,012
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance, beginning of period	(143)	(162)
Hedging activity	9	14
Investment activity	—	(5)
Balance, end of period	(134)	(153)
TREASURY STOCK – COMMON:
Balance, beginning of period	(37)	(46)
Purchase of 12,401 and 10,156 shares for company benefit plans	—	—
Release of 41,046 and 26,007 shares from company benefit plans	—	—
Balance, end of period	(37)	(46)
TOTAL CHESAPEAKE STOCKHOLDERS’ EQUITY	13,078	16,341
NONCONTROLLING INTERESTS:
Balance, beginning of period	1,302	2,145
Net income attributable to noncontrolling interests	19	41
Distributions to noncontrolling interest owners	(26)	(50)
Balance, end of period	1,295	2,136
TOTAL EQUITY	$14,373	$18,477

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Chesapeake Energy Corporation ("Chesapeake" or the "Company") and its subsidiaries were prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) and include the accounts of our direct and indirect wholly owned subsidiaries and entities in which Chesapeake has a controlling financial interest. Intercompany accounts and balances have been eliminated. These financial statements were prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all disclosures required for financial statements prepared in conformity with U.S. GAAP.
This Form 10-Q relates to the three months ended March 31, 2015 (the "Current Quarter") and the three months ended March 31, 2014 (the "Prior Quarter"). Chesapeake's annual report on Form 10-K for the year ended December 31, 2014 ("2014 Form 10-K") includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this Form 10-Q. All material adjustments (consisting solely of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods have been reflected. The results for the Current Quarter are not necessarily indicative of the results to be expected for the full year.

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
Diluted EPS is calculated assuming the issuance of common shares for all potentially dilutive securities, provided the effect is not antidilutive. For the Current Quarter and the Prior Quarter, our contingent convertible senior notes did not have a dilutive effect, and therefore were excluded from the calculation of diluted EPS. See Note 3 for further discussion of our contingent convertible senior notes.
For the Current Quarter, shares of the following securities and associated adjustments to net income, representing dividends on preferred stock, were excluded from the calculation of diluted EPS as the effect was antidilutive.

	Net Income Adjustments	Shares
	($ in millions)	(in millions)
Three Months Ended March 31, 2015
Common stock equivalent of our preferred stock outstanding:
5.75% cumulative convertible preferred stock	$21	59
5.75% cumulative convertible preferred stock (series A)	$16	42
5.00% cumulative convertible preferred stock (series 2005B)	$3	6
4.50% cumulative convertible preferred stock	$3	6
Participating securities	$—	2
For the Prior Quarter, all outstanding equity securities convertible into common stock were included in the calculation of diluted EPS. A reconciliation of basic EPS and diluted EPS for the Prior Quarter is as follows:

	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
	(in millions, except per share data)
Three Months Ended March 31, 2014
Basic EPS	$374	658	$0.57
Effect of Dilutive Securities:
Assumed conversion as of the beginning of the period of preferred shares outstanding during the period:
Common shares assumed issued for 5.75% cumulative convertible preferred stock	21	56
Common shares assumed issued for 5.75% cumulative convertible preferred stock (series A)	16	39
Common shares assumed issued for 5.00% cumulative convertible preferred stock (series 2005B)	3	5
Common shares assumed issued for 4.50% cumulative convertible preferred stock	3	6
Outstanding stock options	—	1
Diluted EPS	$417	765	$0.54

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

3.	Debt
Our long-term debt consisted of the following as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
	($ in millions)
3.25% senior notes due 2016	$500	$500
6.25% euro-denominated senior notes due 2017(a)	369	416
6.5% senior notes due 2017	660	660
7.25% senior notes due 2018	669	669
Floating rate senior notes due 2019	1,500	1,500
6.625% senior notes due 2020	1,300	1,300
6.875% senior notes due 2020	500	500
6.125% senior notes due 2021	1,000	1,000
5.375% senior notes due 2021	700	700
4.875% senior notes due 2022	1,500	1,500
5.75% senior notes due 2023	1,100	1,100
2.75% contingent convertible senior notes due 2035(b)	396	396
2.5% contingent convertible senior notes due 2037(b)	1,168	1,168
2.25% contingent convertible senior notes due 2038(b)	347	347
Revolving credit facility	—	—
Discount on senior notes(c)	(210)	(231)
Interest rate derivatives(d)	9	10
Total debt, net	11,508	11,535
Less current maturities of long-term debt, net(e)	(885)	(381)
Total long-term debt, net	$10,623	$11,154
___________________________________________

(a)
The principal amount shown is based on the exchange rate of $1.0731 to €1.00 and $1.2098 to €1.00 as of March 31, 2015 and December 31, 2014, respectively. See Note 8 for information on our related foreign currency derivatives.

(b)	The repurchase, conversion, contingent interest and redemption provisions of our contingent convertible senior notes are as follows:
Holders’ Demand Repurchase Rights. The holders of our contingent convertible senior notes may require us to repurchase, in cash, all or a portion of their notes at 100% of the principal amount of the notes on any of four dates that are five, ten, fifteen and twenty years before the maturity date.
Optional Conversion by Holders. At the holder’s option, prior to maturity under certain circumstances, the notes are convertible into cash and, if applicable, shares of our common stock using a net share settlement process. One triggering circumstance is when the price of our common stock exceeds a threshold amount during a specified period in a fiscal quarter. Convertibility based on common stock price is measured quarterly. During the specified period in the first quarter of 2015, the price of our common stock was below the threshold level for each series of the contingent convertible senior notes and, as a result, the holders do not have the option to convert their notes into cash and common stock in the second quarter of 2015 under this provision.
The notes are also convertible, at the holder’s option, during specified five-day periods if the trading price of the notes is below certain levels determined by reference to the trading price of our common stock. The notes were not convertible under this provision during the Current Quarter or the Prior Quarter. In general, upon conversion of a contingent convertible senior note, the holder will receive cash equal to the principal amount of the note and common stock for the note’s conversion value in excess of the principal amount.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Contingent Interest. We will pay contingent interest on the convertible senior notes after they have been outstanding at least ten years during certain periods if the average trading price of the notes exceeds the threshold defined in the indenture.
The holders’ demand repurchase dates, the common stock price conversion threshold amounts (as adjusted to give effect to cash dividends on our common stock) and the ending date of the first six-month period in which contingent interest may be payable for the contingent convertible senior notes are as follows:

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

(c)
Discount as of March 31, 2015 and December 31, 2014 included $203 million and $224 million, respectively, associated with the equity component of our contingent convertible senior notes. This discount is amortized based on an effective yield method.

(d)	See Note 8 for further discussion related to these instruments.

(e)
As of March 31, 2015, includes 3.25% Senior Notes due March 2016 and 2.75% Contingent Convertible Senior Notes due 2035. As discussed in footnote (b) above, the holders of our 2.75% Contingent Convertible Senior Notes due 2035 could exercise their individual demand repurchase rights on November 15, 2015, which would require us to repurchase all or a portion of the principal amount of the notes. As of March 31, 2015 and December 31, 2014, there was $11 million and $15 million, respectively, of discount associated with the equity component of the 2.75% Contingent Convertible Senior Notes due 2035.

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
In March 2013, the Company brought suit in the U.S. District Court for the Southern District of New York against The Bank of New York Mellon Trust Company, N.A., the indenture trustee for the 6.775% Senior Notes due 2019 (the 2019 Notes). The Company sought and ultimately obtained a judgment declaring that the notice it issued on March 15, 2013 to redeem all of the 2019 Notes at par (plus accrued interest through the redemption date) was timely and

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

effective for that redemption pursuant to the special early redemption provision of the supplemental indenture governing the 2019 Notes. In May 2013, as a result of that ruling, the 2019 Notes were redeemed at par. In November 2014, the U.S. Court of Appeals for the Second Circuit, on appeal by the indenture trustee, reversed the District Court’s declaratory judgment and held that the notice was not effective to redeem the 2019 Notes at par because it was not timely for that purpose. The Court of Appeals remanded the case to the District Court for a determination whether the redemption notice triggered a redemption at the make-whole price specified in the indenture, instead of at par. The Company sought a rehearing by the Court of Appeals en banc in December 2014, and that petition was denied on February 6, 2015. On February 13, 2015, the indenture trustee moved the District Court for entry of a judgment requiring the Company to pay the make-whole price, as defined in the indenture, less the par amount paid in the 2013 redemption plus prejudgment interest from the redemption date. On March 20, 2015, the Company filed its opposition to the Trustee’s motion and cross-moved for a judgment requiring the Company to pay restitution in an amount that would disgorge the benefit the Company achieved from refinancing the 2019 Notes in 2013 and that would return the parties to the economic positions they would have been in if the par redemption had never taken place. The District Court held argument on the motion and cross-motion on May 1, 2015. The District Court had not ruled as of May 5, 2015.
On December 30, 2014, six former holders of the 2019 Notes filed a putative class action against the Company on behalf of all former holders who purchased their 2019 Notes before the Company issued its notice of special early redemption at par in March 2013 and sold their 2019 Notes after the Company issued the early redemption notice but before the notes were redeemed at par in May 2013. The plaintiffs alleged that the Company breached the indenture in connection with its special early par redemption, causing the market value of the notes to decline and injuring the class members when they sold their 2019 Notes. The plaintiffs filed an amended class action complaint on March 2, 2015 and subsequently entered into a stipulation by which the action was dismissed with prejudice and without costs on March 16, 2015.
No scheduled principal payments are required on our senior notes until 2016 unless the holders of our 2.75% Contingent Convertible Senior Notes due 2035 exercise their individual demand repurchase rights on November 15, 2015, which would require us to repurchase all or a portion of the $396 million principal amount of notes.
Revolving Credit Facility
In December 2014, we entered into a five-year $4.0 billion senior unsecured revolving credit facility to use for general corporate purposes. The credit facility replaced our then-existing $4.0 billion senior secured revolving credit facility that was scheduled to mature in December 2015. The aggregate commitments under the facility may be increased up to an additional $1.0 billion, and the December 2019 maturity date may be extended for two one-year periods at our request and with the consent of the participating lenders. As of March 31, 2015, we had no outstanding borrowings under the facility and utilized $15 million of the facility for various letters of credit. Borrowings under the facility are currently unsecured; however, we will be required to provide collateral and the facility will be subject to a borrowing base if our credit rating declines to Ba3 (Moody’s Investors Services, Inc.) or BB- (Standard & Poor’s Ratings Services) or lower.
Revolving loans under the credit facility bear interest at a fluctuating rate per annum equal to the highest of (i) the federal funds effective rate plus 0.5%, (ii) the administrative agent’s prime rate or (iii) the London interbank offer rate (LIBOR) for a one-month interest period plus 1.0% (alternative base rate (ABR) loans), and/or LIBOR rates (LIBOR loans), at our election, plus an applicable margin rate depending on our credit rating (currently 0.625% per annum for ABR loans and 1.625% per annum for LIBOR loans). The terms of the credit facility include covenants limiting, among other things, the ability of the Company and its restricted subsidiaries to incur additional indebtedness, make investments or loans, create liens, consummate mergers and similar fundamental changes, make restricted payments, make investments in unrestricted subsidiaries and enter into transactions with affiliates. In addition, the credit facility requires us to maintain, as of the last day of each fiscal quarter, (i) a net debt to capitalization ratio (as defined in the credit agreement) that does not exceed 65%; and (ii) a leverage ratio (net debt to consolidated EBITDA, as defined in the credit agreement) that does not exceed 4.0 to 1.0; provided, however, that the leverage ratio will not apply during any period in which our credit rating, as determined by either Moody’s Investors Services, Inc. or Standard & Poor’s Rating Services, meets certain investment grade thresholds, as defined in the credit agreement.
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
Fair Value of Debt
We estimate the fair value of our exchange-traded debt using quoted market prices (Level 1). The fair value of all other debt, which would include borrowings under our revolving credit facility (which was undrawn as of March 31, 2015 and December 31, 2014), is estimated using our credit default swap rate (Level 2). Fair value is compared to the carrying value, excluding the impact of interest rate derivatives, in the table below.

	March 31, 2015		December 31, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		($ in millions)
Short-term debt (Level 1)	$885	$895	$381	$396
Long-term debt (Level 1)	$10,614	$10,762	$11,144	$11,656
Long-term debt (Level 2)	$—	$—	$—	$—

4.	Contingencies and Commitments
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
July 2008 Common Stock Offering Litigation. On February 25, 2009, a putative class action was filed in the U.S. District Court for the Southern District of New York against the Company and certain of its officers and directors along with certain underwriters of the Company’s July 2008 common stock offering. The plaintiff filed an amended complaint on September 11, 2009 alleging that the registration statement for the offering contained material misstatements and omissions and seeking damages under Sections 11, 12 and 15 of the Securities Act of 1933 of an unspecified amount and rescission. The action was transferred to the U.S. District Court for the Western District of Oklahoma on October 13, 2009. Chesapeake and the officer and director defendants moved for summary judgment on grounds of loss causation and materiality on December 28, 2011, and the motion was granted as to all claims as a matter of law on March 29, 2013. On appeal, the U.S. Court of Appeals for the Tenth Circuit affirmed the dismissal on August 8, 2014 and denied the plaintiffs’ petition for rehearing on November 12, 2014. On April 10, 2015, the plaintiffs filed a writ of certiorari with the United States Supreme Court.
Shareholder Derivative Litigation. A federal consolidated derivative action and an Oklahoma state court derivative action have been stayed since 2012 pending resolution of a related, previously reported putative federal securities class action. The shareholder derivative actions allege breaches of fiduciary duty, among other things, related to the former CEO’s personal financial practices and purported conflicts of interest, and the Company’s accounting for volumetric production payments. With the dismissal of the federal securities class action now affirmed (in July 2014), the parties have stipulated to continue the stay of the Oklahoma state court derivative action while the plaintiffs pursue their claims in the federal consolidated derivative action. The plaintiffs filed a consolidated derivative complaint on October 31, 2014 and an amended consolidated derivative complaint on February 12, 2015. Chesapeake filed its motion to dismiss on February 23, 2015.
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
On March 5, 2014, the Attorney General of the State of Michigan filed a criminal complaint against Chesapeake in Michigan state court alleging misdemeanor antitrust violations and attempted antitrust violations under state law arising out of the Company’s leasing activities in Michigan during 2010. On July 9, 2014, following a preliminary hearing on the complaint, as amended, the 89th District Court for Cheboygan County, Michigan ruled that one count alleging a bid-rigging conspiracy between Chesapeake and Encana Oil & Gas USA, Inc. regarding the October 2010 state lease auction would proceed to trial and dismissed claims alleging a second antitrust violation and an attempted antitrust violation. The Michigan Attorney General filed a second criminal complaint against Chesapeake in the same court on June 5, 2014 which, as amended, alleged that Chesapeake’s conduct in canceling lease offers to Michigan landowners in 2010 violated the state’s criminal enterprises and false pretenses felony statutes. In resolution of both criminal complaints and with no admission of wrongdoing, on April 24, 2015, the Company entered a plea of no contest to one count of misdemeanor attempted antitrust violation and one count of misdemeanor false pretenses. The plea has been taken under advisement for a period of 11 months by the Court and will be dismissed if Chesapeake fulfills the terms of a settlement agreement with the Attorney General. As part of the settlement, Chesapeake will contribute no more than $25 million to a compensation fund established to compensate Michigan landowners for unfunded oil and gas leases in 2010.
Redemption of 2019 Notes. See Note 3 for a description of pending litigation regarding our redemption in May 2013 of our 2019 Notes. As a result of the reversal of the trial court’s decision in our declaratory judgment action against the indenture trustee, we have accrued a loss contingency of $100 million for this matter. We estimate the range of potential loss between $100 million to $380 million, plus prejudgment interest. The high end of this range is based upon the indenture trustee’s request in February 2015 that the Court order us to pay noteholders the “make-whole” amount (as defined in the indenture) less the par amount already paid. Our $100 million accrual is based on an estimate of the remedy required to restore the redeemed noteholders and the Company to the economic positions they would have been in had the 2019 Notes not been redeemed.
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
Regarding royalty claims, Chesapeake and other natural gas producers have been named in various lawsuits alleging royalty underpayment. The suits against us allege, among other things, that we used below-market prices, made improper deductions, used improper measurement techniques and/or entered into arrangements with affiliates that resulted in underpayment of royalties in connection with the production and sale of natural gas and natural gas liquids (NGL). The Company has resolved a number of these claims through negotiated settlements of past and future royalties and has prevailed in various other lawsuits. We are currently defending lawsuits seeking damages for royalty underpayment in various states, including cases filed by individual royalty owners and putative class actions, some of which seek to certify a statewide class. The Company also has received DOJ and state subpoenas seeking information on the Company’s royalty payment practices.
Plaintiffs have varying royalty provisions in their respective leases and oil and gas law varies from state to state. Royalty owners and producers differ in their interpretation of the legal effect of lease provisions governing royalty calculations, an issue in a putative class action filed in November 2010 in the District Court of Beaver County, Oklahoma on behalf of Oklahoma royalty owners asserting claims dating back to 2004. In July 2014, this case was remanded to the trial court for further proceedings following the reversal on appeal of certification of a statewide class. We and the named plaintiff participated in mediation concerning the claims asserted in the putative class action litigation and have negotiated a settlement requiring the Company to pay $119 million cash to compensate the putative settlement class for alleged past royalty underpayments in exchange for the release of claims for the ten-year period ended December 31, 2014. The court will hold a fairness hearing on the plaintiff’s motion for preliminary approval of the settlement filed on January 2, 2015. The Company accrued a loss contingency for the settlement amount in the 2014 fourth quarter. Although Chesapeake believes that its royalty calculation and payment methodologies are appropriate under Oklahoma oil and gas law and denies that it committed any acts or omissions giving rise to any liability, it also believes that settlement is in the best interest of the Company considering the questions of law and fact involved and the uncertainty of continued litigation. There can be no assurance the court will approve the settlement, however, and the final resolution of the Oklahoma royalty claims could differ from the amount accrued.
Chesapeake is also defending lawsuits alleging royalty underpayment in Texas. On April 8, 2015, Chesapeake obtained a transfer order from the Texas Multidistrict Litigation Panel to transfer a substantial portion of these lawsuits filed since June 2014 to the 348th District Court of Tarrant County for pre-trial purposes. These lawsuits, which are primarily related to the Barnett Shale, generally allege that Chesapeake underpaid royalties by making improper deductions and using incorrect production volumes. In addition to allegations of breach of contract, these lawsuits allege fraud, conspiracy and antitrust violations by Chesapeake. Chesapeake expects that additional lawsuits will be filed by new plaintiffs making similar allegations. The lawsuits seek direct damages in varying amounts, together with exemplary damages, attorneys’ fees, costs and interest. Chesapeake believes its royalty calculations and payment practices were appropriate and has not accrued a loss contingency with respect to the multidistrict litigation.
We believe losses are reasonably possible in certain of the other pending royalty cases for which we have not accrued a loss contingency, but we are currently unable to estimate an amount or range of loss or the impact the actions could have on our future results of operations or cash flows. Uncertainties in pending royalty cases generally include the complex nature of the claims and defenses, the potential size of the class in class actions, the scope and types of the properties and agreements involved, and the applicable production years. Putative statewide class actions in Pennsylvania and Ohio and purported class arbitrations in Pennsylvania have been filed on behalf of royalty owners asserting various claims for damages related to alleged underpayment of royalties as a result of the Company’s divestiture of substantially all of its midstream business and most of its gathering assets in 2012 and 2013. These cases include claims for violation of and conspiracy to violate the federal Racketeer Influenced and Corrupt Organizations Act and one of the cases includes claims of intentional interference with contractual relations and violations of antitrust laws.
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

March 31, 2015
($ in millions)
2015	$1,359
2016	1,926
2017	1,932
2018	1,713
2019	1,428
2020 – 2099	6,173
Total	$14,531
In addition to the gathering, processing and transportation agreements discussed above, we have entered into long-term agreements for certain natural gas gathering and related services within specified acreage dedication areas in exchange for cost-of-service based fees redetermined annually or tiered fees based on volumes delivered relative to scheduled volumes. Future gathering fees will vary depending on the applicable agreement. Two of these agreements, one for production in the Anadarko Basin in northwestern Oklahoma and the Texas panhandle and the other for production in the Haynesville/Bossier Shales in northwestern Louisiana, contain cost-of-service based fees that are redetermined annually through 2019 and 2020, respectively. The annual upward or downward fee adjustment for these two contracts is capped at 15% of the then-current fees at the time of redetermination. To the extent the actual rate of return on capital expended by the counterparty over the term of the agreement differs from the applicable rate of return, a payment is due to (from) the midstream service company.
Drilling Contracts
We have contracts with various drilling contractors, including those entered into with Seventy Seven Energy Inc. (SSE) in connection with the spin-off of our oilfield services business in June 2014, to utilize drilling services with terms ranging from three months to three years at market-based pricing. These commitments are not recorded in the accompanying condensed consolidated balance sheets. As of March 31, 2015, the aggregate undiscounted minimum future payments under these drilling service commitments were approximately $398 million.
Pressure Pumping Contracts
In connection with the spin-off of our oilfield services business in June 2014, we entered into an agreement with a subsidiary of SSE for pressure pumping services. The services agreement requires us to utilize, at market-based pricing, the lesser of (i) seven, five and three pressure pumping crews in years one, two and three of the agreement, respectively, or (ii) 50% of the total number of all pressure pumping crews working for us in all of our operating regions during the respective year. We are also required to utilize SSE pressure pumping services for a minimum number of fracture stages as set forth in the agreement. We are entitled to terminate the agreement in certain situations, including if SSE fails to provide the overall quality of service provided by similar service providers. As of March 31, 2015, the aggregate undiscounted minimum future payments under this agreement were approximately $367 million.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Drilling Commitments
We have committed to drill wells for the benefit of CHK Cleveland Tonkawa, L.L.C. and Chesapeake Granite Wash Trust. See Noncontrolling Interests in Note 6 for discussion of these commitments.
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
Net Acreage Maintenance Commitments
Under the terms of our joint venture agreements with Total and Sinopec (see Note 9), we are required to extend, renew or replace expiring joint leasehold, at our cost, to ensure that the net acreage is maintained in certain designated areas as of future measurement dates.
Other Commitments
In July 2011, we agreed to invest $155 million in preferred equity securities of Sundrop Fuels, Inc. (Sundrop), a privately held cellulosic biofuels company based in Longmont, Colorado. We also provided Sundrop with a one-time option to require us to purchase up to $25 million in additional preferred equity securities following the full payment of the initial investment, subject to the occurrence of specified milestones. As of March 31, 2015, we had funded our $155 million commitment in full and the milestones related to Sundrop’s preferred equity call option had not been met. See Note 10 for further discussion of this investment.
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
Certain of our oil and natural gas properties are burdened by non-operating interests such as royalty and overriding royalty interests, including overriding royalty interests sold through our VPP transactions. As the holder of the working interest from which these interests have been created, we have the responsibility to bear the cost of developing and producing the reserves attributable to these interests. See Note 9 for further discussion of our VPP transactions.
While executing our strategic priorities, we have incurred certain cash charges, including contract termination charges, financing extinguishment costs and charges for unused natural gas transportation and gathering capacity. As we continue to focus on our strategic priorities, we may take certain actions that reduce financial leverage and complexity, and we may incur additional cash and noncash charges.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

5.	Other Liabilities
Other current liabilities as of March 31, 2015 and December 31, 2014 are detailed below.

	March 31, 2015	December 31, 2014
	($ in millions)
Revenues and royalties due others	$833	$1,176
Accrued oil, natural gas and NGL drilling and production costs	443	385
Joint interest prepayments received	203	189
Accrued compensation and benefits	170	344
Other accrued taxes	66	55
Accrued dividends	102	101
Other	657	811
Total other current liabilities	$2,474	$3,061
Other long-term liabilities as of March 31, 2015 and December 31, 2014 are detailed below.

	March 31, 2015	December 31, 2014
	($ in millions)
CHK Utica ORRI conveyance obligation(a)	$213	$220
CHK C-T ORRI conveyance obligation(b)	131	135
Financing obligations	30	30
Unrecognized tax benefits	46	45
Other	131	249
Total other long-term liabilities	$551	$679
____________________________________________

(a)
$16 million and $14 million of the total $229 million and $234 million obligations are recorded in other current liabilities as of March 31, 2015 and December 31, 2014, respectively. See Noncontrolling Interests in Note 6 for further discussion of the conveyance obligation.

(b)
$25 million and $23 million of the total $156 million and $158 million obligations are recorded in other current liabilities as of March 31, 2015 and December 31, 2014, respectively. See Noncontrolling Interests in Note 6 for further discussion of the conveyance obligation.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

6.	Equity
Common Stock
The following is a summary of the changes in our common shares issued for the Current Quarter and the Prior Quarter:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Shares issued as of January 1	664,944	666,192
Restricted stock issuances (net of forfeitures and cancellations)(a)	151	(1,236)
Stock option exercises	14	259
Shares issued as of March 31	665,109	665,215
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

Preferred Stock
The following reflects the shares outstanding of our preferred stock for the Current Quarter and the Prior Quarter:

	5.75%	5.75% (A)	4.50%	5.00% (2005B)
	(in thousands)
Shares outstanding as of January 1, 2015 and 2014 and shares outstanding as of March 31, 2015 and 2014	1,497	1,100	2,559	2,096
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

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Accumulated Other Comprehensive Income (Loss)
For the Current Quarter and the Prior Quarter, changes in accumulated other comprehensive income (loss) by component, net of tax, are detailed below.

	Cash Flow Hedges	Investments	Net Change
	($ in millions)
Balance, December 31, 2014	$(143)	$—	$(143)
Other comprehensive income before reclassifications	(1)	—	(1)
Amounts reclassified from accumulated other comprehensive income	10	—	10
Net other comprehensive income	9	—	9
Balance, March 31, 2015	$(134)	$—	$(134)

Balance, December 31, 2013	$(167)	$5	$(162)
Other comprehensive income before reclassifications	3	—	3
Amounts reclassified from accumulated other comprehensive income	11	(5)	6
Net other comprehensive income	14	(5)	9
Balance, March 31, 2014	$(153)	$—	$(153)
For the Current Quarter and the Prior Quarter, amounts reclassified from accumulated other comprehensive income (loss), net of tax, into the condensed consolidated statements of operations are detailed below.

Details About Accumulated Other Comprehensive Income (Loss) Components	Affected Line Item in the Statement Where Net Income is Presented	Amounts Reclassified
		($ in millions)
Three Months Ended March 31, 2015
Net losses on cash flow hedges:
Commodity contracts	Oil, natural gas and NGL revenues	$10
Total reclassifications for the period, net of tax		$10

Three Months Ended March 31, 2014
Net losses on cash flow hedges:
Commodity contracts	Oil, natural gas and NGL revenues	$11
Investments:
Sales of investments	Net gain on sales of investments	(5)
Total reclassifications for the period, net of tax		$6

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Noncontrolling Interests
Cleveland Tonkawa Financial Transaction. We formed CHK Cleveland Tonkawa, L.L.C. (CHK C-T) in March 2012 to continue development of a portion of our oil and natural gas assets in our Cleveland and Tonkawa plays. CHK C-T is an unrestricted subsidiary under our revolving credit facility agreement and is not a guarantor of, or otherwise liable for, any of our indebtedness or other liabilities, including indebtedness under our indentures. In exchange for all of the common shares of CHK C-T, we contributed to CHK C-T approximately 245,000 net acres of leasehold and the existing wells within an area of mutual interest in the plays between the top of the Tonkawa and the top of the Big Lime formations covering Ellis and Roger Mills counties in western Oklahoma. In March 2012, in a private placement, third-party investors contributed $1.25 billion in cash to CHK C-T in exchange for (i) 1.25 million preferred shares, and (ii) our obligation to deliver a 3.75% overriding royalty interest (ORRI) in the existing wells and up to 1,000 future net wells to be drilled on the contributed play leasehold. Subject to customary minority interest protections afforded the investors by the terms of the CHK C-T limited liability company agreement (the CHK C-T LLC Agreement), as the holder of all the common shares and the sole managing member of CHK C-T, we maintain voting and managerial control of CHK C-T and therefore include it in our condensed consolidated financial statements. Of the $1.25 billion of investment proceeds, we allocated $225 million to the ORRI obligation and $1.025 billion to the preferred shares based on estimates of fair values. The remaining ORRI obligation is included in other current and long-term liabilities and the preferred shares are included in noncontrolling interests on our condensed consolidated balance sheets. Pursuant to the CHK C-T LLC Agreement, CHK C-T is required to retain an amount of cash equal to the next two quarters of preferred dividend payments. The amount reserved, approximately $38 million as of March 31, 2015 and December 31, 2014, was reflected as restricted cash on our condensed consolidated balance sheets.
Dividends on the preferred shares are payable on a quarterly basis at a rate of 6% per annum based on $1,000 per share. This dividend rate is subject to increase in limited circumstances in the event that, and only for so long as, any dividend amount is not paid in full for any quarter. As the managing member of CHK C-T, we may, at our sole discretion and election at any time after March 31, 2014, distribute certain excess cash of CHK C-T, as determined in accordance with the CHK C-T LLC Agreement and the development agreement, as amended. The optional distribution of excess cash is allocated 75% to the preferred shares (which is applied toward redemption of the preferred shares) and 25% to the common shares; provided, however, that in certain circumstances, as set forth in the CHK C-T LLC Agreement and the development agreement, as amended, the optional distribution would be allocated 100% to the preferred shares (and applied toward redemption thereof). We may also, at our sole discretion and election, in accordance with the CHK C-T LLC Agreement, cause CHK C-T to redeem all or a portion of the CHK C-T preferred shares for cash. The preferred shares may be redeemed at a valuation equal to the greater of a 9% internal rate of return or a return on investment of 1.35x, in each case inclusive of dividends paid through redemption at the rate of 6% per annum and optional distributions made through the applicable redemption date. In the event that redemption does not occur on or prior to March 31, 2019, the optional redemption valuation will increase to provide a 15% internal rate of return to the investors. The preferred shares can be redeemed on a pro rata basis in accordance with the then-applicable redemption valuation formula. As of both March 31, 2015 and December 31, 2014, the redemption price and liquidation preference were approximately $1,170 and $1,185, respectively, per preferred share.
We initially committed to drill and complete, for the benefit of CHK C-T in the area of mutual interest, a minimum of 37.5 net wells per six-month period through 2013, inclusive of wells drilled in 2012, and 25 net wells per six-month period in 2014 through 2016, up to a minimum cumulative total of 300 net wells. In April 2014, the drilling commitment was amended to require us to drill and complete a minimum cumulative total of (i) 162.5 net wells by June 30, 2014 and (ii) 175 net wells by December 31, 2014. The drilling commitment was suspended in January 2015 at which time we had drilled 187 net wells. We are not required or allowed to drill any wells with respect to the CHK C-T properties unless we receive written notice from the owners of a majority of the preferred shares electing to lift the drilling prohibition. If we receive written notice at least 45 days prior to June 30, 2015, we will be required to drill and complete a minimum cumulative total of 225 net wells by June 30, 2016, and thereafter the minimum cumulative total will be increased by 25 net wells in each of the subsequent six-month periods ending December 31, 2017. If notice is not received by that time, future drilling commitment dates will be extended, as provided in the January 2015 amendment to the drilling commitment. If we fail to meet the then-current cumulative drilling commitment in any six-month period, any optional cash distributions will be distributed 100% to the investors. If we fail to meet the then-current cumulative drilling commitment in two consecutive six-month periods, the then-applicable internal rate of return to investors at redemption will increase by 3% per annum. In addition, if we fail to meet the then-current cumulative drilling commitment in four consecutive six-month periods, the then-applicable internal rate of return to investors at redemption will be increased by an additional 3% per annum. Any increase in the internal rate of return would be effective only until the end of the

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

first succeeding six-month period in which we have met our then-current cumulative drilling commitment. CHK C-T is responsible for all capital and operating costs of the wells drilled for the benefit of the entity.
The CHK C-T investors’ right to receive, proportionately, a 3.75% ORRI in the contributed wells and up to 1,000 future net wells on our contributed leasehold is subject to an increase to 5% on net wells earned in any year following a year in which we do not meet our net well commitment under the ORRI obligation, which runs through the first quarter of 2025. However, in no event are we required to deliver to investors more than a total ORRI of 3.75% in existing wells and 1,000 future net wells. If at any time CHK C-T holds fewer net acres than would enable us to drill all then-remaining net wells on 160-acre spacing, the investors have the right to require us to repurchase their right to receive ORRIs in the remaining net wells at the then-current fair market value of the remaining ORRIs. CHK C-T retains the right to repurchase the investors’ right to receive ORRIs in the remaining net wells at the then-current fair market value of the remaining ORRIs once we have drilled a minimum of 867 net wells. As of March 31, 2015, we had drilled 190 net wells. The obligation to deliver future ORRIs has been recorded as a liability which will be settled through the conveyance of the underlying ORRIs to the investors on a net-well basis, at which time the associated liability will be reversed and the sale of the ORRIs reflected as an adjustment to the capitalized cost of our oil and natural gas properties. We did not meet the 2014 ORRI conveyance commitment as of December 31, 2014.
As of March 31, 2015 and December 31, 2014, $1.015 billion of noncontrolling interests on our condensed consolidated balance sheets was attributable to CHK C-T. For the Current Quarter and the Prior Quarter, income of $19 million was attributable to the noncontrolling interests of CHK C-T.
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
In July 2014, we repurchased all of the outstanding preferred shares of CHK Utica from third-party preferred shareholders for approximately $1.254 billion, or approximately $1,189 per share including accrued dividends. The $447 million difference between the cash paid for the preferred shares and the carrying value of the noncontrolling interest acquired was reflected in retained earnings and as a reduction to net income available to common stockholders for purposes of our EPS computations. Pursuant to the transaction, our obligation to pay quarterly dividends to third-party preferred shareholders was eliminated. In addition, the development agreement was terminated pursuant to the transaction, which eliminated our obligation to drill and complete a minimum number of wells within a specified period for the benefit of CHK Utica. Our repurchase of the outstanding preferred shares in CHK Utica did not affect our obligation to deliver a 3% ORRI in 1,500 net wells on certain Utica Shale leasehold.
The CHK Utica investors’ right to receive, proportionately, a 3% ORRI in the first 1,500 net wells drilled on our Utica Shale leasehold is subject to an increase to 4% on net wells earned in any year following a year in which we do not meet our net well commitment under the ORRI obligation, which runs through 2023. However, in no event are we required to deliver to investors more than a total ORRI of 3% in 1,500 net wells. If at any time we hold fewer net acres than would enable us to drill all then-remaining net wells on 150-acre spacing, the investors have the right to require us to repurchase their right to receive ORRIs in the remaining net wells at the then-current fair market value of the remaining ORRIs. We retain the right to repurchase the investors’ right to receive ORRIs in the remaining net wells at the then-current fair market value of the remaining ORRIs once we have drilled a minimum of 1,300 net wells. As of March 31, 2015, we had drilled 429 net wells. The obligation to deliver future ORRIs has been recorded as a liability which will be settled through the future conveyance of the underlying ORRIs to the investors on a net-well basis, at which time the associated liability will be reversed and the sale of the ORRIs reflected as an adjustment to the capitalized cost of our oil and natural gas properties. Because we did not meet our ORRI commitment in 2012, the ORRI increased to 4% for wells earned in 2013, and the ultimate number of wells in which we must assign an interest will be reduced accordingly. We met our ORRI conveyance commitments as of December 31, 2013 and 2014.
In the Prior Quarter, approximately $19 million of income was attributable to the noncontrolling interests of CHK Utica.

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
In connection with the initial public offering of the Trust, we conveyed royalty interests to the Trust that entitle the Trust to receive (i) 90% of the proceeds (after deducting certain post-production expenses and any applicable taxes) that we receive from the production of hydrocarbons from 69 producing wells, and (ii) 50% of the proceeds (after deducting certain post-production expenses and any applicable taxes) in 118 development wells that have been or will be drilled on approximately 45,400 gross acres (29,000 net acres) in the Colony Granite Wash play in Washita County in the Anadarko Basin of western Oklahoma. Pursuant to the terms of a development agreement with the Trust, we are obligated to drill, or cause to be drilled, the development wells at our own expense prior to June 30, 2016, and the Trust is not responsible for any costs related to the drilling of the development wells or any other operating or capital costs of the Trust properties. In addition, we granted to the Trust a lien on our remaining interests in the undeveloped properties that are subject to the development agreement in order to secure our drilling obligation to the Trust, although the maximum amount recoverable by the Trust under the lien was limited to $263 million initially and is proportionately reduced as we fulfill our drilling obligation over time. As of March 31, 2015 and 2014, we had drilled or caused to be drilled approximately 105 and 89 development wells, respectively, as calculated under the development agreement, and the maximum amount recoverable under the drilling support lien was approximately $29 million and $65 million, respectively.
The subordinated units we hold in the Trust are entitled to receive pro rata distributions from the Trust each quarter if and to the extent there is sufficient cash to provide a cash distribution on the common units that is not less than the applicable subordination threshold for the quarter. If there is not sufficient cash to fund a distribution on all of the Trust units, the distribution to be made with respect to the subordinated units is reduced or eliminated for the quarter in order to make a distribution, to the extent possible, of up to the subordination threshold amount on the common units. The distribution made with respect to the subordinated units to Chesapeake was either reduced or eliminated for each of the most recent 11 quarters of distributions paid. In exchange for agreeing to subordinate a portion of our Trust units, and in order to provide additional financial incentive to us to satisfy our drilling obligation and perform operations on the underlying properties in an efficient and cost-effective manner, Chesapeake is entitled to receive incentive distributions equal to 50% of the amount by which the cash available for distribution on the Trust units in any quarter exceeds the applicable incentive threshold for the quarter. The remaining 50% of cash available for distribution in excess of the applicable incentive threshold is to be paid to Trust unitholders, including Chesapeake, on a pro rata basis. Through March 31, 2015, no incentive distributions had been made. At the end of the fourth full calendar quarter following our satisfaction of our drilling obligation with respect to the development wells, the subordinated units will automatically convert into common units on a one-for-one basis and our right to receive incentive distributions will terminate. After this time, the common units will no longer have the protection of the subordination threshold, and all Trust unitholders will share in the Trust’s distributions on a pro rata basis.
For the Current Quarter and the Prior Quarter, the Trust declared and paid the following distributions:

Production Period	Distribution Date	Cash Distribution per Common Unit	Cash Distribution per Subordinated Unit
September 2014 – November 2014	March 2, 2015	$0.4496	$—
September 2013 – November 2013	March 3, 2014	$0.6624	$—
We have determined that the Trust is a variable interest entity (VIE) and that Chesapeake is the primary beneficiary. As a result, the Trust is consolidated in our condensed consolidated financial statements. As of March 31, 2015 and December 31, 2014, $281 million and $287 million, respectively, of noncontrolling interests on our condensed consolidated balance sheets were attributable to the Trust. In the Current Quarter and the Prior Quarter, income of approximately $1 million and $5 million, respectively, was attributable to the Trust’s noncontrolling interests in our condensed consolidated statements of operations. See Note 11 for further discussion of VIEs.

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
Equity-Classified Awards
Restricted Stock. We grant restricted stock to employees and non-employee directors. Restricted stock vests over a minimum of three years and the holder receives dividends, if paid, on unvested shares. A summary of the changes in unvested restricted stock during the Current Quarter is presented below.

	Shares of Unvested Restricted Stock	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested restricted stock as of January 1, 2015	10,091	$21.20
Granted	6,672	$14.11
Vested	(2,490)	$17.01
Forfeited	(142)	$16.30
Unvested restricted stock as of March 31, 2015	14,131	$18.64
The aggregate intrinsic value of restricted stock that vested during the Current Quarter was approximately $42 million based on the stock price at the time of vesting.
As of March 31, 2015, there was approximately $206 million of total unrecognized compensation expense related to unvested restricted stock. The expense is expected to be recognized over a weighted average period of approximately 2.40 years.
The vesting of certain restricted stock grants may result in state and federal income tax benefits, or reductions in these benefits, related to the difference between the market price of the common stock at the date of vesting and the date of grant. During the Current Quarter, we recognized reductions in tax benefits related to restricted stock of $5 million, and during the Prior Quarter, we recognized excess tax benefits related to restricted stock of $3 million. Each adjustment was recorded to additional paid-in capital and deferred income taxes.
Stock Options. In the Current Quarter and the Prior Quarter, we granted members of senior management stock options that vest ratably over a three-year period. In January 2013, we also granted retention awards to certain officers of stock options that vest one-third on each of the third, fourth and fifth anniversaries of the grant date. Each stock option award has an exercise price equal to the closing price of the Company’s common stock on the grant date. Outstanding options generally expire ten years from the date of grant.
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

Expected option life – years	4.5
Volatility	39.91%
Risk-free interest rate	1.33%
Dividend yield	1.91%

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following table provides information related to stock option activity for the Current Quarter:

	Number of Shares Underlying Options	Weighted Average Exercise Price Per Share	Weighted Average Contract Life in Years	Aggregate Intrinsic Value(a)
	(in thousands)			($ in millions)
Outstanding at January 1, 2015	4,599	$19.55	7.03	$5
Granted	1,208	$18.37
Exercised	(14)	$18.13		$—
Expired	—	$—
Forfeited	—	$—
Outstanding at March 31, 2015	5,793	$19.31	6.83	$—

Exercisable at March 31, 2015	1,930	$19.29	5.84	$—
___________________________________________

(a)	The intrinsic value of a stock option is the amount by which the current market value or the market value upon exercise of the underlying stock exceeds the exercise price of the option.
As of March 31, 2015, there was $15 million of total unrecognized compensation expense related to stock options. The expense is expected to be recognized over a weighted average period of approximately 2.18 years.
The vesting of certain stock option grants may result in state and federal income tax benefits, or reductions in these benefits, related to the difference between the market price of the common stock at the date of vesting and the date of grant. During the Current Quarter, we recognized a reduction in tax benefits related to stock options of a nominal amount, and during the Prior Quarter we recognized excess tax benefits related to stock options of a nominal amount. Each adjustment was recorded to additional paid-in capital and deferred income taxes.
Restricted Stock and Stock Option Compensation. We recognized the following compensation costs related to restricted stock and stock options for the Current Quarter and the Prior Quarter:

	Three Months Ended March 31,
	2015	2014
	($ in millions)
General and administrative expenses	$12	$12
Oil and natural gas properties	7	7
Oil, natural gas and NGL production expenses	4	4
Marketing, gathering and compression expenses	1	2
Oilfield services expenses	—	2
Total	$24	$27

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Liability-Classified Awards
Performance Share Units. In 2013, 2014 and 2015, we granted PSUs to senior management that vest ratably over their respective terms and are settled in cash on the third anniversary of the awards. The ultimate amount earned is based on achievement of performance metrics established by the Compensation Committee of the Board of Directors, which include total shareholder return (TSR) and, for certain of the awards, operational performance goals such as production and proved reserve growth.
For PSUs granted in 2013, the TSR component can range from 0% to 125%, and each of the two operational components can range from 0% to 62.5%; however, the maximum total payout is capped at 200%. For PSUs granted in 2014, the TSR component can range from 0% to 200%, with no operational components. For PSUs granted in 2015, the TSR component can range from 0% to 100%, and each of the two operational components can range from 0% to 50% resulting in a maximum total payout of 200%. The payout percentage for these PSUs is capped at 100% if the Company’s absolute TSR is less than zero. Compensation expense associated with the PSU grants is recognized over the service period based on the graded-vesting method. The number of units settled is dependent upon the Company’s estimates of the underlying performance measures. For the Current Quarter awards, the Company utilized the Monte Carlo simulation for the TSR performance measure, and the following assumptions to determine the grant date fair value of the PSUs:

Volatility	40.12%
Risk-free interest rate	0.95%
Dividend yield for value of awards	1.91%
The following table presents a summary of our 2013, 2014 and 2015 PSU awards:

	Units	Fair Value as of Grant Date	Fair Value(a)	Liability for Vested Amount(a)
		($ in millions)
2013 Awards:
Payable 2016	1,701,941	$35	$21	$21

2014 Awards:
Payable 2017	609,637	$16	$3	$3

2015 Awards:
Payable 2018	696,683	$13	$8	$2
___________________________________________

(a)	As of March 31, 2015.
PSU Compensation. We recognized the following compensation costs (credits) related to PSUs for the Current Quarter and the Prior Quarter:

	Three Months Ended March 31,
	2015	2014
	($ in millions)
General and administrative expenses	$(10)	$(1)
Restructuring and other termination costs	(10)	(9)
Oil and natural gas properties	(1)	1
Total	$(21)	$(9)

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

8.	Derivative and Hedging Activities
Chesapeake uses commodity derivative instruments to secure attractive pricing and margins on its share of expected production, to reduce its exposure to fluctuations in future commodity prices and to protect its expected operating cash flow against significant market movements or volatility. Chesapeake also uses derivative instruments to mitigate a portion of its exposure to interest rate and foreign currency exchange rate fluctuations. All of our derivative instruments are net settled based on the difference between the fixed-price payment and the floating-price payment, resulting in a net amount due to or from the counterparty.
Oil and Natural Gas Derivatives
As of March 31, 2015 and December 31, 2014, our oil and natural gas derivative instruments consisted of the following types of instruments:

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

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The estimated fair values of our oil and natural gas derivative instrument assets (liabilities) as of March 31, 2015 and December 31, 2014 are provided below.

	March 31, 2015		December 31, 2014
	Volume	Fair Value	Volume	Fair Value
		($ in millions)		($ in millions)
Oil (mmbbl):
Fixed-price swaps	8.4	$363	12.5	$471
Three-way collars	3.3	32	4.4	40
Call options	34.3	(30)	35.8	(89)
Total oil	46.0	$365	52.7	$422

Natural gas (tbtu):
Fixed-price swaps	195	$212	275	$281
Three-way collars	106	77	207	165
Call options	193	(148)	193	(170)
Basis protection swaps	56	(6)	60	23
Total natural gas	550	$135	735	$299
Total estimated fair value		$500		$721
 We have terminated certain commodity derivative contracts that were previously designated as cash flow hedges for which the hedged production is still expected to occur. See further discussion below under Effect of Derivative Instruments – Accumulated Other Comprehensive Income (Loss).
Interest Rate Derivatives
As of March 31, 2015 and December 31, 2014, our interest rate derivative instruments consisted of swaps. We enter into fixed-to-floating interest rate swaps (we receive a fixed interest rate and pay a floating market rate) to mitigate our exposure to changes in the fair value of our senior notes. We enter into floating-to-fixed interest rate swaps (we receive a floating market rate and pay a fixed interest rate) to manage our interest rate exposure related to our bank credit facility borrowings.
The notional amount of our interest rate derivatives, associated with our long-term debt, as of March 31, 2015 and December 31, 2014, was $400 million and $850 million, respectively. The estimated fair value of our interest rate derivative liabilities, as of March 31, 2015 and December 31, 2014, was $3 million and $17 million, respectively.
We have terminated certain fair value hedges related to senior notes. Gains and losses related to these terminated hedges will be amortized as an adjustment to interest expense over the remaining term of the related senior notes. Over the next six years, we will recognize $9 million in net gains related to these transactions.
Foreign Currency Derivatives
We are party to cross currency swaps to mitigate our exposure to foreign currency exchange rate fluctuations that may result from the €344 million principal amount of our euro-denominated senior notes. The terms of the cross currency swaps were based on the dollar/euro exchange rate on the issuance date of $1.3325 to €1.00. Under the terms of the cross currency swaps we currently hold, on each semi-annual interest payment date, the counterparties pay us €11 million and we pay the counterparties $17 million, which yields an annual dollar-equivalent interest rate of 7.491%. Upon maturity of the notes, the counterparties will pay us €344 million and we will pay the counterparties $459 million. The swaps are designated as cash flow hedges and, because they are entirely effective in having eliminated any potential variability in our expected cash flows related to changes in foreign exchange rates, changes in their fair value do not impact earnings. The fair values of the cross currency swaps are recorded on the condensed consolidated balance sheet as liabilities of $103 million and $53 million as of March 31, 2015 and December 31, 2014, respectively. The euro-denominated debt in long-term debt has been adjusted to $369 million as of March 31, 2015, using an exchange rate of $1.0731 to €1.00.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Effect of Derivative Instruments – Condensed Consolidated Balance Sheets
The following table presents the fair value and location of each classification of derivative instrument included in the condensed consolidated balance sheets as of March 31, 2015 and December 31, 2014 on a gross basis and after same-counterparty netting:

Balance Sheet Classification	Gross Fair Value	Amounts Netted in Condensed Consolidated Balance Sheet	Net Fair Value Presented in Condensed Consolidated Balance Sheet
	($ in millions)
As of March 31, 2015
Commodity Contracts:
Short-term derivative asset	$688	$(76)	$612
Short-term derivative liability	(99)	76	(23)
Long-term derivative liability	(88)	—	(88)
Total commodity contracts	501	—	501

Interest Rate Contracts:
Short-term derivative liability	(3)	—	(3)
Total interest rate contracts	(3)	—	(3)

Foreign Currency Contracts:(a)
Long-term derivative liability	(103)	—	(103)
Total foreign currency contracts	(103)	—	(103)

Total derivatives	$395	$—	$395

As of December 31, 2014
Commodity Contracts:
Short-term derivative asset	$974	$(95)	$879
Long-term derivative asset	16	(10)	6
Short-term derivative liability	(105)	95	(10)
Long-term derivative liability	(163)	10	(153)
Total commodity contracts	722	—	722

Interest Rate Contracts:
Short-term derivative liability	(5)	—	(5)
Long-term derivative liability	(12)	—	(12)
Total interest rate contracts	(17)	—	(17)

Foreign Currency Contracts:(a)
Long-term derivative liability	(53)	—	(53)
Total foreign currency contracts	(53)	—	(53)

Total derivatives	$652	$—	$652
____________________________________________

(a)	Designated as cash flow hedging instruments.
As of March 31, 2015 and December 31, 2014, we did not have any cash collateral balances for these derivatives.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Effect of Derivative Instruments – Condensed Consolidated Statements of Operations
The components of oil, natural gas and NGL sales for the Current Quarter and the Prior Quarter are presented below.

	Three Months Ended March 31,
	2015	2014
	($ in millions)
Oil, natural gas and NGL sales	$924	$2,148
Gains (losses) on undesignated oil and natural gas derivatives	178	(365)
Losses on terminated cash flow hedges	(17)	(17)
Total oil, natural gas and NGL sales	$1,085	$1,766
The components of interest expense for the Current Quarter and the Prior Quarter are presented below.

	Three Months Ended March 31,
	2015	2014
	($ in millions)
Interest expense on senior notes	$171	$180
Interest expense on term loans	—	29
Amortization of loan discount, issuance costs and other	11	19
Interest expense on credit facilities	3	8
Gains on terminated fair value hedges	(1)	(1)
Gains on undesignated interest rate derivatives	(10)	(18)
Capitalized interest	(123)	(178)
Total interest expense	$51	$39
Effect of Derivative Instruments – Accumulated Other Comprehensive Income (Loss)
A reconciliation of the changes in accumulated other comprehensive income (loss) in our condensed consolidated statements of stockholders’ equity related to our cash flow hedges is presented below.

	Three Months Ended March 31,
	2015		2014
	Before Tax	After Tax	Before Tax	After Tax
	($ in millions)
Balance, beginning of period	$(231)	$(143)	$(269)	$(167)
Net change in fair value	(2)	(1)	4	3
Losses reclassified to income	17	10	18	11
Balance, end of period	$(216)	$(134)	$(247)	$(153)
Approximately $126 million of the $134 million of accumulated other comprehensive loss as of March 31, 2015 represented the net deferred loss associated with commodity derivative contracts that were previously designated as cash flow hedges for which the hedged production is still expected to occur. Deferred gain or loss amounts will be recognized in earnings in the month in which the originally forecasted hedged production occurs. As of March 31, 2015, we expect to transfer approximately $19 million of net loss included in accumulated other comprehensive income to net income (loss) during the next 12 months. The remaining amounts will be transferred by December 31, 2022.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Credit Risk Considerations
Over-the-counter traded derivative instruments expose us to our counterparties’ credit risk. To mitigate this risk, we enter into derivative contracts only with counterparties that are rated investment grade and deemed by management to be competent and competitive market makers, and we attempt to limit our exposure to non-performance by any single counterparty. As of March 31, 2015, our oil, natural gas and interest rate derivative instruments were spread among 16 counterparties.
Hedging Facility
As of March 31, 2015, our secured commodity hedging facility with 17 counterparties provided approximately 1.031 bboe of hedging capacity for oil, natural gas and NGL price derivatives and 1.031 bboe for basis derivatives with an aggregate mark-to-market capacity of $16.5 billion. The facility is secured by proved reserves, the value of which must cover the fair value of the transactions outstanding under the facility by at least 1.65 times at semi-annual collateral redetermination dates and 1.30 times in between those dates, and guarantees by certain subsidiaries that also guarantee our revolving credit facility and indentures. Chesapeake has significant flexibility with regard to releases and/or substitutions of pledged reserves, provided that certain requirements are met including maintaining specified collateral coverage ratios as well as maintaining credit ratings with either of the designated rating agencies at or above current levels. The counterparties’ obligations under the facility must be secured by cash or short-term U.S. treasury instruments to the extent that any mark-to-market amounts they owe Chesapeake exceed defined thresholds. As of March 31, 2015, we had hedged under the facility 128 mmboe of our future production with price derivatives and 9 mmboe with basis derivatives.
In April 2015, we also began entering into bilateral hedging agreements with the intention of replacing and terminating the respective counterparties’ positions in the secured hedging facility. As of May 5, 2015, we had entered into bilateral arrangements that reduced the aggregate mark-to-market capacity under the secured hedging facility from $16.5 billion to $10 billion.

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
The following table provides information for financial assets (liabilities) measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
		($ in millions)
As of March 31, 2015
Derivative Assets (Liabilities):
Commodity assets	$—	$579	$109	$688
Commodity liabilities	—	(9)	(178)	(187)
Interest rate liabilities	—	(3)	—	(3)
Foreign currency liabilities	—	(103)	—	(103)
Total derivatives	$—	$464	$(69)	$395

As of December 31, 2014
Derivative Assets (Liabilities):
Commodity assets	$—	$785	$205	$990
Commodity liabilities	—	(9)	(259)	(268)
Interest rate liabilities	—	(17)	—	(17)
Foreign currency liabilities	—	(53)	—	(53)
Total derivatives	$—	$706	$(54)	$652

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

A summary of the changes in the fair values of Chesapeake’s financial assets (liabilities) classified as Level 3 during the Current Quarter and the Prior Quarter is presented below.

Commodity
Derivatives
($ in millions)
Beginning balance as of January 1, 2015	$(54)
Total gains (losses) (realized/unrealized):
Included in earnings(a)	78
Total purchases, issuances, sales and settlements:
Settlements	(93)
Ending balance as of March 31, 2015	$(69)

Beginning balance as of January 1, 2014	$(478)
Total gains (losses) (realized/unrealized):
Included in earnings(a)	(80)
Total purchases, issuances, sales and settlements:
Settlements	55
Transfers(b)	(4)
Ending balance as of March 31, 2014	$(507)
___________________________________________

(a)	Oil, Natural Gas and NGL Sales

	2015	2014
	($ in millions)
Total gains (losses) included in earnings for the period	$78	$(80)
Change in unrealized gains (losses) related to assets still held at reporting date	$74	$(57)

(b)
The values related to basis swaps were transferred from Level 3 to Level 2 as a result of our ability to begin using data readily available in the public market to corroborate our estimated fair values.

Qualitative and Quantitative Disclosures about Unobservable Inputs for Level 3 Fair Value Measurements
The significant unobservable inputs for Level 3 derivative contracts include unpublished forward prices of oil and natural gas, market volatility and credit risk of counterparties. Changes in these inputs impact the fair value measurement of our derivative contracts. For example, an increase or decrease in the forward prices and volatility of oil and natural gas prices decreases or increases the fair value of oil and natural gas derivatives and adverse changes to our counterparties’ creditworthiness decreases the fair value of our derivatives. The following table presents quantitative information about Level 3 inputs used in the fair value measurement of our commodity derivative contracts at fair value as of March 31, 2015:

Instrument Type	Unobservable Input	Range	Weighted Average	Fair Value March 31, 2015(a)
				($ in millions)
Oil trades	Oil price volatility curves	20.48% – 37.72%	29.46%	$2
Natural gas trades	Natural gas price volatility curves	18.96% – 53.74%	29.73%	$(71)
___________________________________________

(a)	Fair value is based on an estimate derived from option models.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

9.	Oil and Natural Gas Property Transactions
During the Current Quarter and the Prior Quarter, excluding proceeds received from selling additional interests in our joint venture leasehold described under Joint Ventures below, we received proceeds of approximately $6 million and $41 million, respectively, related to divestitures of noncore oil and natural gas properties.
Under full cost accounting rules, we have accounted for the sale of oil and natural gas properties as an adjustment to capitalized costs, with no recognition of gain or loss as the sales have not involved a significant change in proved reserves or significantly altered the relationship between costs and proved reserves.
Joint Ventures
Between July 2008 and June 2013, we entered into eight significant joint ventures with other leading energy companies including Sinopec International Petroleum Exploration and Production (Sinopec), Total S.A. (Total), CNOOC Limited, Statoil, BP America and Freeport-McMoRan Inc. (formerly known as Plains Exploration & Production Company), pursuant to which we sold portions ranging from 20% to 50% of certain leasehold, producing properties and other assets located in eight different resource plays. In return, we received aggregate cash proceeds of $8.0 billion and commitments by our joint venture partners to pay, in the aggregate, our share of future drilling and completion costs of $9.0 billion. In each of these joint ventures, Chesapeake serves as the operator and conducts all drilling, completion and operations, the majority of leasing and, in certain transactions, marketing activities for the project. Each joint venture partner is responsible for its proportionate share of drilling and completion costs as a working interest owner and, if applicable, pays a specified percentage of our drilling and completion costs in designated wells. As of March 31, 2015, we had utilized all drilling carries from our joint venture partners.
During the Current Quarter and the Prior Quarter, our drilling and completion costs included the benefit of approximately $51 million and $188 million, respectively, in drilling and completion carries paid by our joint venture partners.
During the Current Quarter and the Prior Quarter, we sold interests in additional leasehold we acquired in the Marcellus, Barnett, Utica, Eagle Ford shales and Mid-Continent plays to our joint venture partners for approximately $15 million and $8 million, respectively.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Volumetric Production Payments
From time to time, we have sold certain of our producing assets located in more mature producing regions through the sale of VPPs. A VPP is a limited-term overriding royalty interest in oil and natural gas reserves that (i) entitles the purchaser to receive scheduled production volumes over a period of time from specific lease interests; (ii) is free and clear of all associated future production costs and capital expenditures; (iii) is nonrecourse to the seller (i.e., the purchaser’s only recourse is to the reserves acquired); (iv) transfers title of the reserves to the purchaser; and (v) allows the seller to retain all production beyond the specified volumes, if any, after the scheduled production volumes have been delivered. For all of our VPP transactions, we novated hedges to each of the respective VPP buyers and these hedges covered all VPP volumes sold. If contractually scheduled volumes exceed the actual volumes produced from the VPP wellbores that are attributable to the ORRI conveyed, either the shortfall will be made up from future production from these wellbores (or, at our option, from our retained interest in the wellbores) through an adjustment mechanism, or the initial term of the VPP will be extended until all scheduled volumes, to the extent produced, are delivered from the VPP wellbores to the VPP buyer. We retain drilling rights on the properties below currently producing intervals and outside of producing wellbores.
As the operator of the properties from which the VPP volumes have been sold, we bear the cost of producing the reserves attributable to these interests, which we include as a component of production expenses and production taxes in our condensed consolidated statements of operations in the periods these costs are incurred. As with all non-expense-bearing royalty interests, volumes conveyed in a VPP transaction are excluded from our estimated proved reserves; however, the estimated production expenses and taxes associated with VPP volumes expected to be delivered in future periods are included as a reduction of the future net cash flows attributable to our proved reserves for purposes of determining our full cost ceiling test for impairment purposes and in determining our standardized measure. Pursuant to SEC guidelines, the estimates used for purposes of determining the cost center ceiling and the standardized measure are based on current costs. Our commitment to bear the costs on any future production of VPP volumes is not reflected as a liability on our balance sheet. The costs that will apply in the future will depend on the actual production volumes as well as the production costs and taxes in effect during the periods in which the production actually occurs, which could differ materially from our current and historical costs, and production may not occur at the times or in the quantities projected, or at all.
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
As of March 31, 2015, our outstanding VPPs consisted of the following:

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

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The volumes produced on behalf of our VPP buyers during the Current Quarter and the Prior Quarter were as follows:

	Three Months Ended March 31, 2015
VPP #	Oil	Natural Gas	NGL	Total
	(mbbl)	(bcf)	(mbbl)	(bcfe)
10	83.0	2.2	276.3	4.4
9	43.6	3.7	97.0	4.5
8	—	14.0	—	14.0
4	11.0	2.1	—	2.1
3	—	1.7	—	1.7
2	—	1.1	—	1.1
1	—	3.5	—	3.5
	137.6	28.3	373.3	31.3

	Three Months Ended March 31, 2014
VPP #	Oil	Natural Gas	NGL	Total
	(mbbl)	(bcf)	(mbbl)	(bcfe)
10	109.0	2.8	345.2	5.5
9	49.0	4.0	106.5	4.9
8	—	15.7	—	15.7
6(a)	6.0	1.1	—	1.2
5(a)	6.3	1.7	—	1.8
4	12.4	2.3	—	2.4
3	—	1.9	—	1.9
2	—	2.4	—	2.4
1	—	3.6	—	3.6
	182.7	35.5	451.7	39.4
____________________________________________

(a)	In 2014, we divested the properties associated with VPP #5 and VPP #6.
The volumes remaining to be delivered on behalf of our VPP buyers as of March 31, 2015 were as follows:

		Volume Remaining as of March 31, 2015
VPP #	Term Remaining	Oil	Natural Gas	NGL	Total
	(in months)	(mmbbl)	(bcf)	(mmbbl)	(bcfe)
10	83	1.2	35.8	4.4	69.6
9	71	0.8	69.5	1.8	85.3
8	5	—	22.5	—	22.5
4	21	0.1	13.3	—	13.7
3	52	—	22.2	—	22.2
2	49	—	12.8	—	12.8
1	93	—	88.1	—	88.1
		2.1	264.2	6.2	314.2

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

10.	Investments
A summary of our investments, including our approximate ownership percentage and carrying value as of March 31, 2015 and December 31, 2014, is presented below.

		Approximate Ownership %		Carrying Value
	Accounting Method	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
				($ in millions)
FTS International, Inc.	Equity	30%	30%	$118	$116
Sundrop Fuels, Inc.	Equity	56%	56%	130	130
Other	—	—%	—%	20	19
Total investments				$268	$265
FTS International, Inc. FTS International, Inc. (FTS), based in Fort Worth, Texas, is a privately held company that, through its subsidiaries, provides hydraulic fracturing and other services to oil and gas companies. During the Current Quarter, we recorded an accretion adjustment of $2 million related to the excess of our underlying equity in net assets of FTS over our carrying value.
As of March 31, 2015, the carrying value of our investment in FTS was less than our underlying equity in net assets by approximately $42 million, of which $14 million was attributed to non-depreciable assets. The value attributed to depreciable assets is being accreted over the estimated useful lives of the underlying assets.
Sundrop Fuels, Inc. Sundrop Fuels, Inc. (Sundrop), based in Longmont, Colorado, is a privately held cellulosic biofuels company that is constructing a nonfood biomass-based “green gasoline” plant. During the Current Quarter, we recorded a $2 million charge related to our share of Sundrop's net loss and $2 million of capitalized interest associated with the construction of Sundrop’s plant. The carrying value of our investment in Sundrop was in excess of our underlying equity in net assets by approximately $80 million as of March 31, 2015 and will be amortized over the life of the plant once it is placed into service.
Sold Investments
Chaparral Energy, Inc. Chaparral Energy, Inc. (Chaparral), based in Oklahoma City, Oklahoma, is a private independent oil and natural gas company engaged in the production, acquisition and exploitation of oil and natural gas properties. In the Prior Quarter, we sold all of our interest in Chaparral for net cash proceeds of $209 million. We recorded a $73 million gain related to the sale.
Other. In the Prior Quarter, we sold an equity investment in a natural gas trading and management firm for cash proceeds of $30 million and recorded a loss of $6 million associated with the transaction.

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
Consolidated VIE
Chesapeake Granite Wash Trust. For a discussion of the formation, operations and presentation of the Trust, see Noncontrolling Interests in Note 6. The Trust is considered a VIE due to the lack of voting or similar decision-making rights by its equity holders regarding activities that have a significant effect on the economic success of the Trust. Our ownership in the Trust and our obligations under the development agreement and related drilling support lien constitute variable interests. We have determined that we are the primary beneficiary of the Trust because (i) we have the power to direct the activities that most significantly impact the economic performance of the Trust via our obligations to perform under the development agreement, and (ii) as a result of the subordination and incentive thresholds applicable to the subordinated units we hold in the Trust, we have the obligation to absorb losses and the right to receive residual returns that could potentially be significant to the Trust. As a result, we consolidate the Trust in our financial statements, and the common units of the Trust owned by third parties are reflected as a noncontrolling interest.
The Trust is a consolidated entity whose legal existence is separate from Chesapeake and our other consolidated subsidiaries, and the Trust is not a guarantor of any of Chesapeake’s debt. The creditors or beneficial holders of the Trust have no recourse to the general credit of Chesapeake; however, we have certain obligations to the Trust through the development agreement that are secured by a drilling support lien on our retained interest in the development wells up to a specified maximum amount recoverable by the Trust, which could result in the Trust acquiring all or a portion of our retained interest in the undeveloped portion of an area of mutual interest, if we do not meet our drilling commitment. In consolidation, as of March 31, 2015, $1 million of cash and cash equivalents, $12 million of short-term derivative assets, $488 million of proved oil and natural gas properties, $318 million of accumulated depreciation, depletion and amortization and $12 million of other current liabilities were attributable to the Trust. We have presented parenthetically on the face of the condensed consolidated balance sheets the assets of the Trust that can be used only to settle obligations of the Trust and the liabilities of the Trust for which creditors do not have recourse to the general credit of Chesapeake.
Unconsolidated VIE
Mineral Acquisition Company I, L.P. In 2012, MAC-LP, L.L.C., a wholly owned non-guarantor unrestricted subsidiary of Chesapeake, entered into a partnership agreement with KKR Royalty Aggregator LLC (KKR) to form Mineral Acquisition Company I, L.P. The purpose of the partnership is to acquire mineral interests, or royalty interests carved out of mineral interests, in oil and natural gas basins in the continental United States. We are committed to acquire for our own account (outside the partnership) 10% of any acquisition agreed upon by the partnership up to a maximum of $25 million, and the partnership will acquire the remaining 90% up to a maximum of $225 million, funded entirely by KKR, making KKR the sole equity investor. We have significant influence over the decisions made by the partnership, as we hold two of five seats on the board of directors. We will receive proportionate distributions from the partnership of any cash received from royalties in excess of expenses paid, ranging from 7% to 22.5%. The partnership is considered a VIE because KKR’s control over the partnership is disproportionate to its economic interest. This VIE remains unconsolidated as the power to direct the activities of the partnership is shared between the Company and KKR. We are using the equity method to account for this investment. The carrying value of our investment was $10 million as of March 31, 2015.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

12.	Other Property and Equipment
Net (Gains) Losses on Sales of Fixed Assets
A summary by asset class of (gains) or losses on sales of fixed assets for the Current Quarter and the Prior Quarter is as follows:

	Three Months Ended March 31,
	2015	2014
	($ in millions)
Natural gas compressors	$—	$(26)
Gathering systems and treating plants	—	3
Oilfield services equipment	—	2
Buildings and land	1	—
Other	2	(2)
Total net (gains) losses on sales of fixed assets	$3	$(23)
In the Prior Quarter, we sold 102 compressors and related equipment to Access Midstream Partners, L.P. (ACMP) for proceeds of approximately $159 million. We recorded a $24 million gain associated with the transaction.
Assets Held for Sale
In 2013, we determined we would sell certain of our buildings and land (other than our core campus) in the Oklahoma City area. In addition, as of March 31, 2015, we were continuing to pursue the sale of land located in the Fort Worth, Texas area. Land and buildings are recorded within our other segment. These Oklahoma City and Fort Worth assets are being actively marketed, and we believe it is probable they will be sold over the next 12 months. As a result, these assets are reflected as held for sale as of March 31, 2015. Oil and natural gas properties that we intend to sell are not presented as held for sale pursuant to the rules governing full cost accounting for oil and gas properties. As of March 31, 2015 and December 31, 2014, we had $93 million of buildings and land, net of accumulated depreciation, classified as assets held for sale on our condensed consolidated balance sheets.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

13.	Impairments
Impairments of Oil and Natural Gas Properties
Our oil and natural gas properties are subject to quarterly full cost ceiling tests. Under the ceiling test, capitalized costs, less accumulated amortization and related deferred income taxes, may not exceed an amount equal to the sum of the present value of estimated future net revenues (adjusted for cash flow hedges) less estimated future expenditures to be incurred in developing and producing the proved reserves, less any related income tax effects. Estimated future net revenues for the quarterly ceiling limit are calculated using the average of commodity prices on the first day of the month over the trailing 12-month period. In the Current Quarter, capitalized costs of oil and natural gas properties exceeded the ceiling, resulting in an impairment in the carrying value of our oil and natural gas properties of $4.976 billion. Cash flow hedges as of March 31, 2015, which related to future periods, increased the ceiling test impairment by $195 million. Based on the first-day-of the-month prices we have received over the 11 months ended May 1, 2015, we expect to record another material write-down in the carrying value of our oil and natural gas properties in the second quarter of 2015. Further material write-downs in subsequent quarters will occur if the trailing 12-month commodity prices continue to fall as compared to the commodity prices used in prior quarters.
Impairments of Fixed Assets and Other
Contract Termination Charges. In the Current Quarter, as a result of reductions in our planned drilling activity in response to declines in oil and natural gas prices, we terminated contracts with drilling contractors and incurred charges of $4 million. Further contract termination charges in subsequent quarters will occur if commodity prices remain low or continue to decline. The contract termination charges are included in our exploration and production operating segment.
Oilfield Services Equipment. In the Prior Quarter, we purchased 20 leased rigs and equipment from various lessors for an aggregate purchase price of $77 million. In connection with these purchases, we paid $8 million in early lease termination costs, which are included in impairments of fixed assets and other in the condensed consolidated statement of operations. In addition, we recognized an impairment loss of approximately $12 million related to leasehold improvements associated with these assets. The drilling rigs and equipment are included in our former oilfield services operating segment.
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

14.	Income Taxes
A valuation allowance for deferred tax assets, including net operating losses, is recognized when it is more likely than not that some or all of the benefit from the deferred tax asset will not be realized. To assess that likelihood, we use estimates and judgment regarding our future taxable income, as well as the jurisdiction in which such taxable income is generated, to determine whether a valuation allowance is required. Such evidence can include our current financial position, our results of operations, both actual and forecasted, the reversal of deferred tax liabilities, and tax planning strategies as well as the current and forecasted business economics of our industry.
Based on the expected material write-downs of the carrying value of our oil and natural gas properties and our operating results in subsequent quarters, we project being in a net deferred tax asset position at December 31, 2015. We believe it is more likely than not that these deferred tax assets will not be realized. Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of deferred tax assets. A significant piece of objective negative evidence evaluated is the projected cumulative loss incurred over the three-year period ending December 31, 2015. Such objective negative evidence limits the ability to consider other subjective positive evidence, such as our projections for future growth. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as future growth.

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
Financial Assets (Liabilities). The following table provides fair value measurement information for the above-noted financial assets (liabilities) measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
		($ in millions)
As of March 31, 2015
Financial Assets (Liabilities):
Other current assets	$60	$—	$—	$60
Other current liabilities	(63)	—	—	(63)
Total	$(3)	$—	$—	$(3)

As of December 31, 2014
Financial Assets (Liabilities):
Other current assets	$57	$—	$—	$57
Other current liabilities	(58)	—	—	(58)
Total	$(1)	$—	$—	$(1)
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
As of March 31, 2015, we have two reportable operating segments, each of which is managed separately because of the nature of its operations. The exploration and production operating segment is responsible for finding and producing oil, natural gas and NGL. The marketing, gathering and compression operating segment is responsible for marketing, gathering and compression of oil, natural gas and NGL. In addition, prior to the spin-off of our oilfield services business in June 2014, our former oilfield services operating segment was responsible for drilling, oilfield trucking, oilfield rentals, hydraulic fracturing and other oilfield services operations for both Chesapeake-operated wells and wells operated by third parties. Our former oilfield services segment’s historical financial results for periods prior to the spin-off continue to be included in our historical financial results as a component of continuing operations, as reflected in the table below.
Management evaluates the performance of our segments based upon income (loss) before income taxes. Revenues from the sale of oil, natural gas and NGL related to Chesapeake’s ownership interests by our marketing, gathering and compression operating segment are reflected as revenues within our exploration and production operating segment. These amounts totaled $1.233 billion and $2.408 billion for the Current Quarter and the Prior Quarter, respectively. Revenues generated by our former oilfield services operating segment for work performed for Chesapeake’s exploration and production operating segment were reclassified to the full cost pool based on Chesapeake’s ownership interest. Revenues reclassified totaled $271 million for the Prior Quarter. No income was recognized in our condensed consolidated statements of operations related to oilfield services performed for Chesapeake-operated wells.
The following table presents selected financial information for Chesapeake’s operating segments:

	Exploration and Production	Marketing, Gathering and Compression	Former Oilfield Services	Other	Intercompany Eliminations	Consolidated Total
	($ in millions)
Three Months Ended March 31, 2015
Revenues	$1,062	$2,908	$—	$—	$(1,210)	$2,760
Intersegment revenues	23	(1,233)	—	—	1,210	—
Total revenues	$1,085	$1,675	$—	$—	$—	$2,760

Income (Loss) Before Income Taxes	$(5,349)	$4	$—	$(14)	$267	$(5,092)

Three Months Ended March 31, 2014
Revenues	$1,766	$5,423	$510	$26	$(2,679)	$5,046
Intersegment revenues	—	(2,408)	(271)	—	2,679	—
Total revenues	$1,766	$3,015	$239	$26	$—	$5,046

Income (Loss) Before Income Taxes	$687	$105	$(42)	$60	$(64)	$746

As of March 31, 2015
Total Assets	$29,102	$1,602	$—	$4,278	$(609)	$34,373

As of December 31, 2014
Total Assets	$35,381	$1,978	$—	$4,283	$(891)	$40,751

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
The tables below are condensed consolidating financial statements for Chesapeake Energy Corporation (parent) on a stand-alone, unconsolidated basis, and its combined guarantor and combined non-guarantor subsidiaries as of March 31, 2015 and December 31, 2014 and for the three months ended March 31, 2015 and 2014. This financial information may not necessarily be indicative of our results of operations, cash flows or financial position had these subsidiaries operated as independent entities.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF MARCH 31, 2015
($ in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$2,940	$1	$42	$(76)	$2,907
Restricted cash	—	—	38	—	38
Other	61	2,322	70	—	2,453
Intercompany receivable, net	24,490	—	358	(24,848)	—
Total Current Assets	27,491	2,323	508	(24,924)	5,398
PROPERTY AND EQUIPMENT:
Oil and natural gas properties, at cost based on full cost accounting, net	—	24,187	920	899	26,006
Other property and equipment, net	—	2,285	1	—	2,286
Property and equipment held for sale, net	—	93	—	—	93
Total Property and Equipment, Net	—	26,565	921	899	28,385
LONG-TERM ASSETS:
Other assets	138	446	26	(20)	590
Investments in subsidiaries and intercompany advances	(2,514)	321	—	2,193	—
TOTAL ASSETS	$25,115	$29,655	$1,455	$(21,852)	$34,373
CURRENT LIABILITIES:
Current liabilities	$1,263	$4,121	$58	$(76)	$5,366
Intercompany payable, net	—	24,618	—	(24,618)	—
Total Current Liabilities	1,263	28,739	58	(24,694)	5,366
LONG-TERM LIABILITIES:
Long-term debt, net	10,623	—	—	—	10,623
Deferred income tax liabilities	—	2,526	158	133	2,817
Other long-term liabilities	151	904	139	—	1,194
Total Long-Term Liabilities	10,774	3,430	297	133	14,634
EQUITY:
Chesapeake stockholders’ equity	13,078	(2,514)	1,100	1,414	13,078
Noncontrolling interests	—	—	—	1,295	1,295
Total Equity	13,078	(2,514)	1,100	2,709	14,373
TOTAL LIABILITIES AND EQUITY	$25,115	$29,655	$1,455	$(21,852)	$34,373

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2014
($ in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$4,100	$2	$84	$(78)	$4,108
Restricted cash	—	—	38	—	38
Other	55	3,174	93	—	3,322
Intercompany receivable, net	24,527	—	341	(24,868)	—
Total Current Assets	28,682	3,176	556	(24,946)	7,468
PROPERTY AND EQUIPMENT:
Oil and natural gas properties, at cost based on full cost accounting, net	—	28,358	1,112	673	30,143
Other property and equipment, net	—	2,276	3	—	2,279
Property and equipment held for sale, net	—	93	—	—	93
Total Property and Equipment, Net	—	30,727	1,115	673	32,515
LONG-TERM ASSETS:
Other assets	153	618	26	(29)	768
Investments in subsidiaries and intercompany advances	126	467	—	(593)	—
TOTAL ASSETS	$28,961	$34,988	$1,697	$(24,895)	$40,751
CURRENT LIABILITIES:
Current liabilities	$792	$5,081	$68	$(78)	$5,863
Intercompany payable, net	—	24,940	—	(24,940)	—
Total Current Liabilities	792	30,021	68	(25,018)	5,863
LONG-TERM LIABILITIES:
Long-term debt, net	11,154	—	—	—	11,154
Deferred income tax liabilities	—	3,751	234	200	4,185
Other long-term liabilities	112	1,090	142	—	1,344
Total Long-Term Liabilities	11,266	4,841	376	200	16,683
EQUITY:
Chesapeake stockholders’ equity	16,903	126	1,253	(1,379)	16,903
Noncontrolling interests	—	—	—	1,302	1,302
Total Equity	16,903	126	1,253	(77)	18,205
TOTAL LIABILITIES AND EQUITY	$28,961	$34,988	$1,697	$(24,895)	$40,751

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2015
($ in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Oil, natural gas and NGL	$—	$1,035	$50	$—	$1,085
Marketing, gathering and compression	—	1,675	—	—	1,675
Total Revenues	—	2,710	50	—	2,760
OPERATING EXPENSES:
Oil, natural gas and NGL production	—	288	11	—	299
Production taxes	—	27	1	—	28
Marketing, gathering and compression	—	1,700	—	—	1,700
General and administrative	1	54	1	—	56
Restructuring and other termination costs	—	(10)	—	—	(10)
Provision for legal contingencies	—	25	—	—	25
Oil, natural gas and NGL depreciation, depletion and amortization	—	664	31	(11)	684
Depreciation and amortization of other assets	—	35	—	—	35
Impairment of oil and natural gas properties	—	4,976	215	(215)	4,976
Impairments of fixed assets and other	—	4	—	—	4
Net losses on sales of fixed assets	—	3	—	—	3
Total Operating Expenses	1	7,766	259	(226)	7,800
LOSS FROM OPERATIONS	(1)	(5,056)	(209)	226	(5,040)
OTHER INCOME (EXPENSE):
Interest expense	(170)	(38)	—	157	(51)
Losses on investments	—	(7)	—	—	(7)
Other income (expense)	(121)	284	—	(157)	6
Equity in net earnings (losses) of subsidiary	(3,528)	(172)	—	3,700	—
Total Other Income (Expense)	(3,819)	67	—	3,700	(52)
LOSS BEFORE INCOME TAXES	(3,820)	(4,989)	(209)	3,926	(5,092)
INCOME TAX BENEFIT	(81)	(1,296)	(56)	61	(1,372)
NET LOSS	(3,739)	(3,693)	(153)	3,865	(3,720)
Net income attributable to noncontrolling interests	—	—	—	(19)	(19)
NET LOSS ATTRIBUTABLE TO CHESAPEAKE	(3,739)	(3,693)	(153)	3,846	(3,739)
Other comprehensive income (loss)	(2)	11	—	—	9
COMPREHENSIVE LOSS ATTRIBUTABLE TO CHESAPEAKE	$(3,741)	$(3,682)	$(153)	$3,846	$(3,730)

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2014
($ in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Oil, natural gas and NGL	$—	$1,664	$103	$(1)	$1,766
Marketing, gathering and compression	—	3,014	1	—	3,015
Oilfield services	—	16	485	(236)	265
Total Revenues	—	4,694	589	(237)	5,046
OPERATING EXPENSES:
Oil, natural gas and NGL production	—	277	11	—	288
Production taxes	—	49	1	—	50
Marketing, gathering and compression	—	2,979	1	—	2,980
Oilfield services	—	31	395	(206)	220
General and administrative	—	57	22	—	79
Restructuring and other termination costs	—	(7)	—	—	(7)
Oil, natural gas and NGL depreciation, depletion and amortization	—	587	43	(2)	628
Depreciation and amortization of other assets	—	40	72	(34)	78
Impairment of oil and natural gas properties	—	—	59	(59)	—
Impairments of fixed assets and other	—	—	20	—	20
Net gains (losses) on sales of fixed assets	—	(24)	1	—	(23)
Total Operating Expenses	—	3,989	625	(301)	4,313
INCOME (LOSS) FROM OPERATIONS	—	705	(36)	64	733
OTHER INCOME (EXPENSE):
Interest expense	(192)	—	(21)	174	(39)
Losses on investments	—	(23)	—	2	(21)
Net loss on sales of investments	—	67	—	—	67
Other income (expense)	343	(143)	1	(195)	6
Equity in net earnings (losses) of subsidiary	331	(76)	—	(255)	—
Total Other Income (Expense)	482	(175)	(20)	(274)	13
INCOME (LOSS) BEFORE INCOME TAXES	482	530	(56)	(210)	746
INCOME TAX EXPENSE (BENEFIT)	57	227	(21)	17	280
NET INCOME (LOSS)	425	303	(35)	(227)	466
Net income attributable to noncontrolling interests	—	—	—	(41)	(41)
NET INCOME (LOSS) ATTRIBUTABLE TO CHESAPEAKE	425	303	(35)	(268)	425
Other comprehensive income	2	7	—	—	9
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CHESAPEAKE	$427	$310	$(35)	$(268)	$434

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2015
($ in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES	$—	$360	$63	$—	$423
CASH FLOWS FROM INVESTING ACTIVITIES:
Drilling and completion costs	—	(1,236)	(70)	—	(1,306)
Acquisitions of proved and unproved properties	—	(128)	—	—	(128)
Proceeds from divestitures of proved and unproved properties	—	21	—	—	21
Additions to other property and equipment	—	(58)	—	—	(58)
Other investing activities	—	(1)	—	—	(1)
Net Cash Provided By (Used In) Investing Activities	—	(1,402)	(70)	—	(1,472)
CASH FLOWS FROM FINANCING ACTIVITIES:
Other financing activities	(123)	4	(35)	2	(152)
Intercompany advances, net	(1,037)	1,037	—	—	—
Net Cash Used In Financing Activities	(1,160)	1,041	(35)	2	(152)
Net decrease in cash and cash equivalents	(1,160)	(1)	(42)	2	(1,201)
Cash and cash equivalents, beginning of period	4,100	2	84	(78)	4,108
Cash and cash equivalents, end of period	$2,940	$1	$42	$(76)	$2,907

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2014
($ in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES	$—	$1,135	$156	$—	$1,291
CASH FLOWS FROM INVESTING ACTIVITIES:
Drilling and completion costs	—	(875)	(22)	—	(897)
Acquisitions of proved and unproved properties	—	(186)	(1)	—	(187)
Proceeds from divestitures of proved and unproved properties	—	48	1	—	49
Additions to other property and equipment	—	(319)	(118)	—	(437)
Other investing activities	—	461	5	7	473
Net Cash Used In Investing Activities	—	(871)	(135)	7	(999)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facilities borrowings	—	140	281	—	421
Payments on credit facilities borrowings	—	(140)	(222)	—	(362)
Other financing activities	(116)	25	(42)	(51)	(184)
Intercompany advances, net	291	(289)	(2)	—	—
Net Cash Provided By (Used In) Financing Activities	175	(264)	15	(51)	(125)
Net increase in cash and cash equivalents	175	—	36	(44)	167
Cash and cash equivalents, beginning of period	799	—	39	(1)	837
Cash and cash equivalents, end of period	$974	$—	$75	$(45)	$1,004

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

18.	Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board (FASB) issued updated revenue recognition guidance to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and international financial reporting standards. The new standard requires the recognition of revenue to depict the transfer of promised goods to customers in an amount reflecting the consideration the company expects to receive in the exchange. The accounting standards update is effective for us beginning January 1, 2017, including retrospective application to comparative periods. In April 2015, the FASB voted to propose to defer the effective date by one year. We are evaluating the impact on our condensed consolidated financial statements.
In April 2015, the FASB issued an accounting standards update on the presentation of debt issuance costs. The update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs is not affected by the update. For public entities, the guidance is effective for reporting periods beginning after December 15, 2015, and it is not expected to have a material impact on our condensed consolidated financial statements.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Financial Data
The following table sets forth certain information regarding our production volumes, oil, natural gas and NGL sales, average sales prices received, and other operating income and expenses for the periods indicated:

	Three Months Ended March 31,
	2015	2014
Net Production:
Oil (mmbbl)	11.0	9.9
Natural gas (bcf)	263.8	260.0
NGL (mmbbl)	6.8	7.6
Oil equivalent (mmboe)(a)	61.8	60.8

Oil, Natural Gas and NGL Sales ($ in millions):
Oil sales	$451	$922
Oil derivatives – realized gains (losses)(b)	235	(84)
Oil derivatives – unrealized gains (losses)(b)	(110)	10
Total oil sales	576	848

Natural gas sales	425	1,005
Natural gas derivatives – realized gains (losses)(b)	200	(154)
Natural gas derivatives – unrealized gains (losses)(b)	(164)	(154)
Total natural gas sales	461	697

NGL sales	48	221
NGL derivatives – realized gains (losses)	—	—
NGL derivatives – unrealized gains (losses)	—	—
Total NGL sales	48	221

Total oil, natural gas and NGL sales	$1,085	$1,766

Average Sales Price (excluding gains (losses) on derivatives):
Oil ($ per bbl)	$41.16	$93.60
Natural gas ($ per mcf)	$1.61	$3.86
NGL ($ per bbl)	$6.99	$29.23
Oil equivalent ($ per boe)	$14.96	$35.35
Average Sales Price (including realized gains (losses) on derivatives):
Oil ($ per bbl)	$62.57	$85.08
Natural gas ($ per mcf)	$2.37	$3.27
NGL ($ per bbl)	$6.99	$29.23
Oil equivalent ($ per boe)	$22.00	$31.44

	Three Months Ended March 31,
	2015	2014
Other Operating Income(c) ($ in millions):
Marketing, gathering and compression net margin	$(25)	$35
Oilfield services net margin	$—	$45
Expenses ($ per boe):
Oil, natural gas and NGL production	$4.84	$4.73
Production taxes	$0.45	$0.83
General and administrative(d)	$0.91	$1.30
Oil, natural gas and NGL depreciation, depletion and amortization	$11.08	$10.33
Depreciation and amortization of other assets	$0.57	$1.29
Interest expense(e)	$0.98	$0.90
Interest Expense ($ in millions):
Interest expense	$62	$58
Interest rate derivatives – realized (gains) losses(f)	(1)	(3)
Interest rate derivatives – unrealized (gains) losses(f)	(10)	(16)
Total interest expense	$51	$39
___________________________________________

(a)	Oil equivalent is based on six mcf of natural gas to one barrel of oil or one barrel of NGL. This ratio reflects an energy content equivalency and not a price or revenue equivalency.

(b)
Realized gains (losses) include the following items: (i) settlements of undesignated derivatives related to current period production revenues, (ii) prior period settlements for option premiums and for early-terminated derivatives originally scheduled to settle against current period production revenues, and (iii) gains (losses) related to de-designated cash flow hedges originally designated to settle against current period production revenues. Unrealized gains (losses) include the change in fair value of open derivatives scheduled to settle against future period production revenues offset by amounts reclassified as realized gains (losses) during the period.

(c)
Includes revenue and operating costs. See Depreciation and Amortization of Other Assets under Results of Operations for details of the depreciation and amortization associated with our marketing, gathering and compression and former oilfield services operating segments.

(d)	Includes share-based compensation but excludes restructuring and other termination costs.

(e)
Includes the effects of realized (gains) losses from interest rate derivatives, excludes the effects of unrealized (gains) losses from interest rate derivatives and is shown net of amounts capitalized.

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

Overview
Chesapeake is currently the second-largest producer of natural gas and the 11th largest producer of oil and natural gas liquids (NGL) in the United States. We own interests in approximately 45,500 oil and natural gas wells and produced an average of approximately 686 mboe per day in the Current Quarter, net to our interest. We have a large and geographically diverse resource base of onshore U.S. unconventional natural gas and liquids assets. We have leading positions in the liquids-rich resource plays of the Eagle Ford Shale in South Texas; the Utica Shale in Ohio and Pennsylvania; the Granite Wash, Cleveland, Tonkawa and Mississippian Lime plays in the Anadarko Basin in northwestern Oklahoma and the Texas Panhandle; and the Niobrara Shale and Upper Cretaceous sands in the Powder River Basin in Wyoming. Our natural gas resource plays are the Haynesville/Bossier Shales in northwestern Louisiana and East Texas; the Marcellus Shale in the northern Appalachian Basin in Pennsylvania; and the Barnett Shale in the Fort Worth Basin of north-central Texas. We also own oil and natural gas marketing and natural gas gathering and compression businesses.
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
We are applying financial discipline to all aspects of our business, with the primary goals of balancing capital expenditures with cash flow from operations, increasing financial and operational flexibility through value-driven spending and lower business costs and achieving investment grade metrics. As a result of our focus on financial discipline, our combined production and general and administrative expenses decreased to $5.75 per boe in the Current Quarter compared to $6.03 per boe in the Prior Quarter.
Our substantial inventory of hydrocarbon resources, including our acreage inventory, provides a strong foundation for future growth. We believe that focusing on profitable and efficient growth from our captured resources will allow us to deliver attractive financial returns through all phases of the commodity price cycle. We have seen and continue to see increased efficiencies through our leveraging of first-well investments made in prior periods, including drilling on pre-existing pads. We have a competitive capital allocation process designed to optimize our asset portfolio and identify the highest quality projects for future investment. To better understand our opportunities for continuous improvement, we benchmark our performance against that of our peers and evaluate the performance of completed projects. We also pay careful attention to safety, regulatory compliance and environmental stewardship measures while executing our strategy.
Although our substantial inventory of hydrocarbon resources provides a strong foundation, we believe exploration and business development are also key opportunities for future growth. We believe we will have opportunities to enhance or expand our portfolio through leveraging our innovative technology and expertise, exploring and exploiting new domestic resources, pursuing international growth opportunities and targeting strategic acquisitions. We believe these platforms will increase shareholder returns.
Operating Results
Our Current Quarter production of 62 mmboe consisted of 11 mmbbls of oil (18% on an oil equivalent basis), 264 bcf of natural gas (71% on an oil equivalent basis), and 7 mmbbls of NGL (11% on an oil equivalent basis). Liquids represented 29% of total production for both the Current Quarter and the Prior Quarter. Our daily production for the Current Quarter averaged approximately 686 mboe, an increase of 2% from the Prior Quarter. Compared to the Prior Quarter, average daily oil production increased by 11%, or approximately 12 mbbls per day; average daily natural gas production increased by 1%, or approximately 42 mmcf per day; and average daily NGL production decreased by 10%, or approximately 8 mbbls per day. Our NGL production decreased and our natural gas production remained relatively flat as a result of the sale of certain of our southern Marcellus Shale and Utica Shale assets in December 2014. Adjusted for asset sales, our total daily production increased 14% in the Current Quarter compared to the Prior Quarter. Our oil, natural gas and NGL revenues (excluding gains or losses on oil and natural gas derivatives) decreased approximately $1.224 billion to $924 million in the Current Quarter compared to $2.148 billion in the Prior Quarter, primarily due to significant decreases in the prices received for oil, natural gas and NGL sold. See Results of Operations below for additional details.

Capital Expenditures
Our drilling and completion capital expenditures during the Current Quarter were approximately $1.300 billion and capital expenditures for the acquisition of unproved properties, geological and geophysical costs and other property and equipment were approximately $63 million, for a total of approximately $1.363 billion. In the Current Quarter, we operated an average of 54 rigs, a decrease of six rigs compared to the Prior Quarter. Although our average operated rig count decreased in the Current Quarter compared to the Prior Quarter, our drilling and completion expenditures increased approximately $571 million as a result of a decrease in drilling and completion carries received from our joint venture partners and significant well completion costs incurred in the Current Quarter for wells that had been drilled, but not completed, in prior periods. In addition, completion costs increased as a result of longer laterals drilled and more frac stages per well being completed. We expect that drilling and completion costs in the remaining 2015 quarters will be significantly lower than those incurred in the Current Quarter and that our full-year capital expenditures will be in line with our projections which are noted below. The level of capital expenditures for the acquisition of unproved properties, geological and geophysical costs and other property and equipment decreased approximately $398 million, or 86%, compared to the Prior Quarter. The reduction is primarily the result of the elimination of capital expenditures for our former oilfield services business which was spun off in June 2014. In the Prior Quarter, we incurred a $340 million expenditure to purchase leased rigs and compressors to facilitate asset sales and the spin-off of our oilfield services business.
Our capitalized interest was approximately $123 million and $178 million in the Current Quarter and the Prior Quarter, respectively. Including these items, total capital investments were approximately $1.486 billion in the Current Quarter compared to $1.368 billion for the Prior Quarter.
Based on planned activity levels for 2015, we project that capital expenditures for drilling and completion, leasehold, geological and geophysical and other property and equipment will be $3.5 billion to $4.0 billion, inclusive of capitalized interest. This decrease from the $6.7 billion spent in 2014 is primarily driven by reduced activity as a result of substantially lower oil and natural gas prices forecasted in 2015 compared to 2014. See Liquidity and Capital Resources for additional information on how we plan to fund our capital budget.
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
As of March 31, 2015, we had approximately $6.892 billion in cash availability (defined as unrestricted cash on hand plus borrowing capacity under our revolving credit facility) compared to $8.093 billion as of December 31, 2014, and we had working capital of approximately $32 million compared to working capital of approximately $1.605 billion as of December 31, 2014. The decrease in cash availability and working capital from December 31, 2014 to March 31, 2015 is primarily the result of the excess of our capital expenditures in the Current Quarter over our operating cash flow due to lower oil, natural gas and NGL prices received for our production. Additionally, the decrease in working capital is the result of the reclassification of our 3.25% Senior Notes due 2016 from a long-term liability to a current liability as of March 31, 2015.
As a result of substantially lower oil and natural gas prices forecasted in 2015 compared to 2014, we plan to operate an average of 25 to 35 rigs in 2015, a decrease from an average of 64 rigs in 2014, and our lowest operated rig activity level since 2004. With this level of activity, expected 2015 prices and our current derivative contracts in place, we expect to fund a portion of our planned capital expenditures with cash on hand, and we did so in the Current Quarter. We currently have downside price protection on approximately 43% of our projected remaining 2015 oil production at an average price of $93.48 per bbl, of which 12% is hedged under three-way collar arrangements based on an average bought put NYMEX price of $90.00 per bbl and exposure below an average sold put NYMEX price of $80.00 per bbl. We also have downside price protection on approximately 40% of our projected remaining 2015 natural gas production at an average price of $3.85 per mcf, of which 14% is hedged under three-way collar arrangements based on an average bought put NYMEX price of $4.17 per mcf and exposure below an average sold put NYMEX price of $3.38 per mcf.

Management continues to review operational plans for 2015 and beyond, which could result in changes to projected capital expenditures and revenues from sales of oil, natural gas and NGL. We closely monitor the amounts and timing of our sources and uses of funds, particularly as they affect our ability to maintain compliance with the financial covenants of our revolving credit facility. We believe we have adequate flexibility to respond to negative developments if needed; however, adjustments in discretionary capital expenditures will entail penalty payments for certain of our drilling and midstream commitments. Our current budget anticipates having sufficient cash on hand to remain undrawn on our revolving credit facility through December 31, 2015.
Sources of Funds
The following table presents the sources of our cash and cash equivalents for the Current Quarter and the Prior Quarter. See Notes 9, 10 and 12 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion of divestitures of oil and natural gas assets, investments and other assets, respectively.

	Three Months Ended March 31,
	2015	2014
	($ in millions)
Cash Provided by Operating Activities	$423	$1,291

Divestitures of Oil and Natural Gas Assets:
Joint venture leasehold	15	7
Other oil and natural gas properties	6	42
Total divestitures of oil and natural gas assets	21	49

Sales of Other Assets:
Compressors sold to ACMP	—	159
Other property and equipment	2	80
Total sales of other assets	2	239

Other Sources of Cash and Cash Equivalents:
Proceeds from sales of investments	—	239
Proceeds from credit facility borrowings, net	—	59
Total other sources of cash and cash equivalents	—	298
Total sources of cash and cash equivalents	$446	$1,877
Cash provided by operating activities was $423 million in the Current Quarter compared to $1.291 billion in the Prior Quarter. The decrease in cash provided by operating activities from the Current Quarter to the Prior Quarter is primarily the result of lower realized prices for the oil, natural gas and NGL we sold, partially offset by decreases in certain of our operating expenses. Changes in cash flow from operations are largely due to the same factors that affect our net income, excluding various non-cash items such as depreciation, depletion and amortization, impairments of other assets, deferred income taxes and mark-to-market changes in our derivative instruments. See the discussion below under Results of Operations.
We currently plan to use cash and cash equivalents on hand to fund a portion of our operating activities and capital expenditures in 2015 as needed. Our $4.0 billion unsecured revolving credit facility also provides an additional source of liquidity. Prior to June 2014, we also utilized a $500 million oilfield services credit facility. This facility was terminated in June 2014 in connection with the spin-off of our oilfield services business. We had no borrowings or repayments in the Current Quarter, and borrowed $421 million and repaid $362 million in the Prior Quarter under our revolving credit facilities. As of March 31, 2015, we had no outstanding borrowings under our revolving credit facility and had utilized approximately $15 million of the facility for various letters of credit. Our revolving credit facility is unsecured and not subject to a borrowing base; however, we will be required to provide collateral and the facility will be subject to a borrowing base if our credit rating declines to specified levels.

Uses of Funds
The following table presents the uses of our cash and cash equivalents for the Current Quarter and the Prior Quarter:

	Three Months Ended March 31,
	2015	2014
	($ in millions)
Oil and Natural Gas Expenditures:
Drilling and completion costs(a)	$1,295	$881
Acquisitions of proved and unproved properties	20	29
Interest capitalized on unproved properties	119	174
Total oil and natural gas expenditures	1,434	1,084

Other Uses of Cash and Cash Equivalents:
Cash paid to purchase leased rigs and compressors	—	340
Additions to other property and equipment	58	97
Dividends paid	102	101
Distributions to noncontrolling interest owners	29	53
Cash paid for financing derivatives(b)	—	15
Additions to investments	3	3
Other	21	17
Total other uses of cash and cash equivalents	213	626
Total uses of cash and cash equivalents	$1,647	$1,710
___________________________________________

(a)	Net of $51 million and $188 million in drilling and completion carries received from our joint venture partners during the Current Quarter and the Prior Quarter, respectively.

(b)	Reflects derivatives deemed to contain, for accounting purposes, a significant financing element at contract inception.
Our primary use of funds is for capital expenditures for drilling and completion costs on our oil and natural gas properties. During the Current Quarter, our average operated rig count was 54 rigs compared to an average operated rig count of 64 rigs in the Prior Quarter. Although our average operated rig count decreased in the Current Quarter compared to the Prior Quarter, our drilling and completion expenditures increased as a result of a decrease in drilling and completion carries received from our joint venture partners and significant well completion costs incurred in the Current Quarter for wells that had been drilled, but not completed, in prior periods. In addition, completion costs increased as a result of longer laterals drilled and more frac stages per well being completed.
Capital expenditures related to our midstream, oilfield services and other fixed assets were $58 million in the Current Quarter compared to $97 million in the Prior Quarter. The reduction of these expenditures in the Current Quarter as compared to the Prior Quarter is primarily the result of the spin-off of our oilfield services business in June 2014 and reductions in construction expenditures on our corporate headquarters and field offices.
In the Prior Quarter, we purchased rigs and compressors previously sold under long-term lease arrangements for approximately $340 million as part of a strategic initiative to reduce complexity and future commitments as well as to facilitate asset sales and the spin-off of our oilfield services business in June 2014.
We paid dividends on our common stock of $59 million and $58 million in the Current Quarter and the Prior Quarter, respectively. We paid dividends on our preferred stock of $43 million in both the Current Quarter and the Prior Quarter.

Revolving Credit Facility
We have a $4.0 billion senior unsecured revolving credit facility that matures in December 2019. As of March 31, 2015, we had no outstanding borrowings under the facility and utilized $15 million of the facility for various letters of credit. Borrowings under the facility bear interest at a variable rate. The applicable interest rates under the facility fluctuate based on our credit ratings. We would be required to post collateral in the event of a downgrade of our credit ratings to specified levels. The financial covenants require us to maintain, as of the last day of each fiscal quarter, (i) a net debt to capitalization ratio (as defined in the credit agreement) that does not exceed 0.65 to 1.0, and (ii) a leverage ratio (net debt to consolidated EBITDA, as defined in the credit agreement) that does not exceed 4.0 to 1.0; provided, however, that the leverage ratio will not apply during any period in which our credit ratings, as determined by either Moody’s Investors Services, Inc. or Standard & Poor’s Ratings Services, meet and continue to meet certain investment grade thresholds, as defined in the credit agreement. As of March 31, 2015, our net debt to capitalization ratio was approximately 0.35 to 1.0, and our leverage ratio was approximately 2.01 to 1.0. We were in compliance with all financial covenants under the credit agreement as of March 31, 2015. See Note 3 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion of the terms of the credit facility.
Hedging Facility
We have a multi-counterparty secured hedging facility with 17 counterparties that had committed to provide approximately 1.031 bboe of hedging capacity for oil, natural gas and NGL price derivatives and 1.031 bboe for basis derivatives with an aggregate mark-to-market capacity of $16.5 billion as of March 31, 2015. In April 2015, we also began using bilateral hedging agreements. For further discussion of the terms of the hedging facility and bilateral hedging agreements, see Note 8 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report.

Senior Note Obligations
Our senior note obligations consisted of the following as of March 31, 2015:

March 31, 2015
($ in millions)
3.25% senior notes due 2016	$500
6.25% euro-denominated senior notes due 2017(a)	369
6.5% senior notes due 2017	660
7.25% senior notes due 2018	669
Floating rate senior notes due 2019	1,500
6.625% senior notes due 2020	1,300
6.875% senior notes due 2020	500
6.125% senior notes due 2021	1,000
5.375% senior notes due 2021	700
4.875% senior notes due 2022	1,500
5.75% senior notes due 2023	1,100
2.75% contingent convertible senior notes due 2035(b)	396
2.5% contingent convertible senior notes due 2037(b)	1,168
2.25% contingent convertible senior notes due 2038(b)	347
Discount on senior notes(c)	(210)
Interest rate derivatives(d)	9
Total senior notes, net	11,508
Less current maturities of long-term debt(e)	(885)
Total long-term senior notes, net	$10,623
___________________________________________

(a)
The principal amount shown is based on the exchange rate of $1.0731 to €1.00 as of March 31, 2015. See Note 8 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for information on our related foreign currency derivatives.

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

(c)
Included in this discount as of March 31, 2015 was $203 million associated with the equity component of our contingent convertible senior notes. This discount is amortized based on an effective yield method.

(d)	See Note 8 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for discussion related to these instruments.

(e)
Includes 3.25% Senior Notes due March 2016 and 2.75% Contingent Convertible Senior Notes due 2035. Holders of the 2.75% Contingent Convertible Senior Notes due 2035 could exercise their individual demand purchase rights on November 15, 2015, which would require us to repurchase all or a portion of the principal amount of the notes. As of March 31, 2015, there was $11 million of discount associated with the equity component of the 2.75% Contingent Convertible Senior Notes due 2035.

For further discussion and details regarding our senior notes and contingent convertible senior notes, see Note 3 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report.

Credit Risk
Derivative instruments that enable us to manage our exposure to oil, natural gas and NGL prices, as well as to interest rate and foreign currency volatility, expose us to credit risk from our counterparties. To mitigate this risk, we enter into derivative contracts only with counterparties that are rated investment grade and deemed by management to be competent and competitive market makers, and we attempt to limit our exposure to non-performance by any single counterparty. As of March 31, 2015, our oil, natural gas and interest rate derivative instruments were spread among 16 counterparties. We also invested available cash balances with many of these same counterparties as well as other relationship banks. Additionally, the counterparties under our multi-counterparty secured hedging facility are required to secure their obligations in excess of defined thresholds. As of March 31, 2015, we used this facility for substantially all of our oil, natural gas and NGL derivatives.
Our accounts receivable are primarily from purchasers of oil, natural gas and NGL ($962 million as of March 31, 2015) and exploration and production companies that own interests in properties we operate ($508 million as of March 31, 2015). This industry concentration has the potential to impact our overall exposure to credit risk, either positively or negatively, in that our customers and joint working interest owners may be similarly affected by changes in economic, industry or other conditions. We generally require letters of credit or parent guarantees for receivables from parties which are judged to have sub-standard credit, unless the credit risk can otherwise be mitigated. During the Current Quarter and the Prior Quarter, we recognized nominal amounts of bad debt expense related to potentially uncollectible receivables.
Contractual Obligations and Off-Balance Sheet Arrangements
From time to time, we enter into arrangements and transactions that can give rise to off-balance sheet obligations. As of March 31, 2015, these arrangements and transactions included (i) operating lease agreements, (ii) volumetric production payments (VPPs) (to purchase production and pay related production expenses and taxes in the future), (iii) open purchase commitments, (iv) open delivery commitments, (v) open drilling commitments, (vi) undrawn letters of credit, (vii) open gathering and transportation commitments, and (viii) various other commitments we enter into in the ordinary course of business that could result in a future cash obligation. See Notes 4 and 9 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion of commitments and VPPs, respectively.
Results of Operations – Three Months Ended March 31, 2015 vs. March 31, 2014
General. For the Current Quarter, Chesapeake had a net loss of $3.720 billion, or $5.72 per diluted common share, on total revenues of $2.760 billion. This compares to net income of $466 million, or $0.54 per diluted common share, on total revenues of $5.046 billion during the Prior Quarter. The decrease in net income in the Current Quarter was primarily driven by an impairment of our oil and natural gas properties. See Impairment of Oil and Natural Gas Properties below. The decrease in total revenues in the Current Quarter was primarily driven by decreases in the prices we received for oil, natural gas and NGL production.
Oil, Natural Gas and NGL Sales. During the Current Quarter, oil, natural gas and NGL sales were $1.085 billion compared to $1.766 billion in the Prior Quarter. In the Current Quarter, Chesapeake produced and sold 62 mmboe for $924 million at a weighted average price of $14.96 per boe (excluding the effect of derivatives), compared to 61 mmboe produced and sold in the Prior Quarter for $2.148 billion at a weighted average price of $35.35 per boe (excluding the effect of derivatives). The decrease in the price received per boe in the Current Quarter compared to the Prior Quarter resulted in a $1.226 billion decrease in revenues, and increased sales volumes resulted in a $2 million increase in revenues, for a net decrease in revenues of $1.224 billion (excluding the effect of derivatives).
For the Current Quarter, our average price received per barrel of oil (excluding the effect of derivatives) was $41.16, compared to $93.60 in the Prior Quarter. Natural gas prices received per mcf (excluding the effect of derivatives) were $1.61 and $3.86 in the Current Quarter and the Prior Quarter, respectively. NGL prices received per barrel (excluding the effect of derivatives) were $6.99 and $29.23 in the Current Quarter and the Prior Quarter, respectively.
Natural gas prices after gathering, transportation and basis differentials were $1.37 per mcf below the Henry Hub natural gas benchmark price in the Current Quarter, as compared to differentials of $1.08 per mcf in the Prior Quarter. This was primarily the result of weaker Marcellus Shale basis differentials in the Current Quarter compared to the Prior Quarter and increased gathering and transportation costs.

Gains and losses from our oil, natural gas and NGL derivatives resulted in a net increase in oil, natural gas and NGL revenues of $161 million in the Current Quarter and a net decrease of $382 million in the Prior Quarter. See Item 3. Quantitative and Qualitative Disclosures About Market Risk in Part I of this report for a complete listing of all of our derivative instruments as of March 31, 2015.
A change in oil, natural gas and NGL prices has a significant impact on our revenues and cash flows. Assuming our Current Quarter production levels and without considering the effect of derivatives, an increase or decrease of $1.00 per barrel of oil sold would result in an increase or decrease in the Current Quarter revenues and cash flows of approximately $11 million, an increase or decrease of $0.10 per mcf of natural gas sold would result in an increase or decrease in the Current Quarter revenues and cash flows of approximately $26 million, and an increase or decrease of $1.00 per barrel of NGL sold would result in an increase or decrease in the Current Quarter revenues and cash flows of $7 million.
The following tables show our production and average sales prices received by operating division for the Current Quarter and the Prior Quarter:

	Three Months Ended March 31, 2015
	Oil		Natural Gas		NGL		Total
	(mmbbl)	($/bbl)(a)	(bcf)	($/mcf)(a)	(mmbbl)	($/bbl)(a)	(mmboe)%		($/boe)(a)
Southern(b)	9.3	42.64	141.7	1.38	3.9	6.58	36.8	60	16.73
Northern(c)	1.7	33.27	122.1	1.88	2.9	7.55	25.0	40	12.36
Total	11.0	41.16	263.8	1.61	6.8	6.99	61.8	100%	14.96

	Three Months Ended March 31, 2014
	Oil		Natural Gas		NGL		Total
	(mmbbl)	($/bbl)(a)	(bcf)	($/mcf)(a)	(mmbbl)	($/bbl)(a)	(mmboe)%		($/boe)(a)
Southern(b)	8.5	94.77	139.8	3.18	4.3	29.77	36.0	59	38.08
Northern(c)	1.4	86.66	120.2	4.66	3.3	28.53	24.8	41	31.38
Total	9.9	93.60	260.0	3.86	7.6	29.23	60.8	100%	35.35

___________________________________________

(a)
Average sales prices exclude gains (losses) on derivatives. Decreases in the average sales prices for our oil and NGL sold in the Current Quarter as compared to the Prior Quarter were primarily driven by a decrease in the West Texas Intermediate (WTI) crude oil price. The decrease in the average sales price for our natural gas sold in the Current Quarter as compared to the Prior Quarter was primarily driven by a decrease in the Henry Hub natural gas price in addition to higher basis differentials in certain of our areas relative to the Henry Hub benchmark natural gas price and increased gathering and transportation costs in certain of our areas.

(b)
Our Southern Division includes the Eagle Ford, Granite Wash, Cleveland, Tonkawa and Mississippian Lime unconventional liquids plays and the Haynesville/Bossier and Barnett unconventional natural gas shale plays. The Eagle Ford Shale accounted for approximately 19% of our estimated proved reserves by volume as of December 31, 2014. Production for the Eagle Ford Shale for the Current Quarter and the Prior Quarter was 10.2 mmboe and 7.9 mmboe, respectively. The Barnett Shale accounted for approximately 17% of our estimated proved reserves by volume as of December 31, 2014. Production for the Barnett Shale for the Current Quarter and the Prior Quarter was 5.3 mmboe and 6.4 mmboe, respectively. Our gathering agreements for Barnett and Haynesville production require us to pay the service provider a fee for any production shortfall below certain annual minimum gathering volume commitments. We anticipate incurring significant shortfall fees in the 2015 fourth quarter based on current production estimates.

(c)	Our Northern Division includes the Utica and Niobrara unconventional liquids plays and the Marcellus unconventional natural gas play.
Our average daily production of 686 mboe for the Current Quarter consisted of approximately 197,700 bbls of liquids, including approximately 121,900 bbls of oil (18% on an oil equivalent basis) and approximately 75,800 bbls of NGL (11% on an oil equivalent basis) and approximately 2.9 bcf of natural gas (71% on an oil equivalent basis). Oil production increased by 11% year over year, natural gas production increased by 1% and NGL production decreased by 10%.

Excluding the impact of derivatives, our percentage of revenues from oil, natural gas and NGL is shown in the following table:

	Three Months Ended March 31,
	2015	2014
Oil	49%	43%
Natural gas	46%	47%
NGL	5%	10%
Total	100%	100%
Marketing, Gathering and Compression Revenues and Expenses. Marketing, gathering and compression revenues and expenses consist of third-party revenues and expenses related to our marketing, gathering and compression operations and exclude depreciation and amortization, general and administrative expenses, impairments of fixed assets and other, net gains or losses on sales of fixed assets and interest expense. See Depreciation and Amortization of Other Assets below for the depreciation and amortization recorded on our marketing, gathering and compression assets. Chesapeake recognized $1.675 billion in marketing, gathering and compression revenues in the Current Quarter with corresponding expenses of $1.700 billion, for a net loss before depreciation of $25 million. This compares to revenues of $3.015 billion, expenses of $2.980 billion and a net margin before depreciation of $35 million in the Prior Quarter. Revenues, expenses and margin decreased in the Current Quarter compared to the Prior Quarter primarily as a result of lower oil, natural gas and NGL prices paid and received in our marketing operations. In addition, the margin decrease in the Current Quarter as compared to the Prior Quarter was partially the result of increased losses on certain sales contracts with third parties entered into to help meet certain of our oil pipeline and other commitments and as a result of the sale of a significant portion of our compression assets in 2014.
Oilfield Services Revenues and Expenses. Our oilfield services consisted of third-party revenues and expenses related to our former oilfield services operations and excluded depreciation and amortization, general and administrative expenses, impairments of fixed assets and other, net gains or losses on sales of fixed assets and interest expense. See Depreciation and Amortization of Other Assets below for the depreciation and amortization recorded on our oilfield services assets in the Prior Quarter. Chesapeake recognized revenues of $265 million, expenses of $220 million with a net margin before depreciation of $45 million in the Prior Quarter. As a result of the spin-off of our oilfield services business in June 2014, we did not have oilfield services revenues and expenses in the Current Quarter and will not have oilfield services revenues and expenses in future periods.
Oil, Natural Gas and NGL Production Expenses. Production expenses, which include lifting costs and ad valorem taxes, were $299 million in the Current Quarter, compared to $288 million in the Prior Quarter. On a unit-of-production basis, production expenses were $4.84 per boe in the Current Quarter compared to $4.73 per boe in the Prior Quarter. The absolute and per unit expense increase in the Current Quarter was primarily the result of new producing wells in liquid plays with higher per unit costs. Production expenses in the Current Quarter and the Prior Quarter included approximately $33 million and $43 million, or $0.53 and $0.70 per boe, respectively, associated with VPP production volumes. We anticipate a continued decrease in production expenses associated with VPP production volumes as the contractually scheduled volumes under our VPP agreements decrease and operating efficiencies generally improve. In addition, our obligations with respect to two of our VPPs were assumed by third parties as a result of our divestiture of related properties in 2014.
Production Taxes. Production taxes were $28 million in the Current Quarter compared to $50 million in the Prior Quarter. On a unit-of-production basis, production taxes were $0.45 per boe in the Current Quarter compared to $0.83 per boe in the Prior Quarter. In general, production taxes are calculated using value-based formulas that produce lower per unit costs when oil, natural gas and NGL prices are lower. The absolute and per unit decrease in production taxes in the Current Quarter was primarily due to a decrease in the prices received for oil, natural gas and NGL. Production taxes in the Current Quarter and the Prior Quarter included approximately $2 million and $4 million, or $0.03 and $0.06 per boe, respectively, associated with VPP production volumes. We anticipate a continued decrease in production tax expenses associated with VPP production volumes as the contractually scheduled volumes under our VPP agreements decrease. In addition, our obligations with respect to two of our VPPs were assumed by third parties as a result of our divestiture of related properties in 2014.

General and Administrative Expenses. General and administrative expenses were $56 million in the Current Quarter and $79 million in the Prior Quarter, or $0.91 and $1.30 per boe, respectively. The absolute and per unit expense decrease in the Current Quarter was primarily due to reduced overhead as a result of the spin-off of our oilfield services business in June 2014 and efforts to reduce other administrative expenses. In addition, in the Current Quarter, we recorded negative fair value adjustments to performance share units (PSUs) granted to executives of the Company, which corresponded to a decrease in the trading price of our common stock. See Note 7 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion of our stock-based compensation.
Chesapeake follows the full cost method of accounting under which all costs associated with oil and natural gas property acquisition, drilling and completion activities are capitalized. We capitalize internal costs that can be directly identified with the acquisition of leasehold, as well as drilling and completion activities, and do not include any costs related to production, general corporate overhead or similar activities. We capitalized $48 million and $57 million of internal costs in the Current Quarter and the Prior Quarter, respectively, directly related to our oil and natural gas property acquisition and drilling and completion efforts. The decrease was primarily due to a decrease in our drilling activity, lower costs and increased emphasis on operational efficiencies.
Restructuring and Other Termination Costs. We recorded credits of $10 million and $7 million in the Current Quarter and the Prior Quarter, respectively, to restructuring and other termination costs. The Current Quarter and the Prior Quarter amounts are primarily related to negative fair value adjustments to PSUs granted to former executives of the Company, which corresponded to a decrease in the trading price of our common stock.
Provision for Legal Contingencies. In the Current Quarter, we recorded a charge of $25 million related to the resolution in April 2015 of litigation we were defending against the state of Michigan. See Note 4 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion of this litigation.
Oil, Natural Gas and NGL Depreciation, Depletion and Amortization. Depreciation, depletion and amortization (DD&A) of oil, natural gas and NGL properties was $684 million and $628 million in the Current Quarter and the Prior Quarter, respectively. The $56 million increase in the Current Quarter was driven by an increase in the DD&A rate resulting from lower estimated proved reserves due to a decrease in oil and natural gas prices used in our reserve estimates as of March 31, 2015, and an increase in production. The average DD&A rate per boe, which is a function of capitalized costs, future development costs and the related underlying reserves in the periods presented, was $11.08 and $10.33 in the Current Quarter and the Prior Quarter, respectively.

Depreciation and Amortization of Other Assets. Depreciation and amortization of other assets was $35 million in the Current Quarter compared to $78 million in the Prior Quarter. Property and equipment costs are depreciated on a straight-line basis over the estimated useful lives of the assets. To the extent company-owned oilfield services equipment was used to drill and complete our wells, a substantial portion of the depreciation (i.e., the portion related to our utilization of the equipment) was capitalized in oil and natural gas properties as drilling and completion costs. In June 2014, we completed the spin-off of our oilfield services business and, therefore, did not incur oilfield services depreciation expense in the Current Quarter and will not incur this expense in future periods. The following table shows depreciation expense by asset class for the Current Quarter and the Prior Quarter and the estimated useful lives of these assets.

	Three Months Ended March 31,		Estimated Useful Life
	2015	2014
	($ in millions)		(in years)
Oilfield services equipment(a)	$—	$37	3 – 15
Buildings and improvements	10	11	10 – 39
Natural gas compressors(b)	10	8	3 – 20
Computers and office equipment	7	9	3 – 7
Vehicles	3	7	0 – 7
Natural gas gathering systems and treating plants(b)	3	4	20
Other	2	2	2 – 20
Total depreciation and amortization of other assets	$35	$78
___________________________________________

(a)	Included in our former oilfield services operating segment.

(b)	Included in our marketing, gathering and compression operating segment.
Impairment of Oil and Natural Gas Properties. Our oil and natural gas properties are subject to quarterly full cost ceiling tests. Under the ceiling test, capitalized costs, less accumulated amortization and related deferred income taxes, may not exceed an amount equal to the sum of the present value of estimated future net revenues (adjusted for cash flow hedges) less estimated future expenditures to be incurred in developing and producing the proved reserves, less any related income tax effects. As of March 31, 2015, capitalized costs of oil and natural gas properties exceeded the ceiling, resulting in an impairment in the carrying value of our oil and natural gas properties of $4.976 billion. Cash flow hedges as of March 31, 2015, which related to future periods, increased the ceiling test impairment by $195 million. Based on the first-day-of the-month prices we have received over the 11 months ended May 1, 2015, we expect to record another material write-down in the carrying value of our oil and natural gas properties in the second quarter of 2015. Further material write-downs in subsequent quarters will occur if the trailing 12-month commodity prices continue to fall as compared to the commodity prices used in prior quarters.
Impairments of Fixed Assets and Other. In the Current Quarter and the Prior Quarter, we recognized $4 million and $20 million, respectively, of fixed asset impairment losses and other charges. The Current Quarter amount was related to charges incurred for terminating drilling contracts as a result of the decline in oil and natural gas prices. Further contract termination charges in subsequent quarters will occur if commodity prices remain low. The Prior Quarter losses were primarily related to drilling rigs and equipment. See Note 13 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion of our impairments of fixed assets and other.
Net (Gains) Losses on Sales of Fixed Assets. In the Current Quarter, net losses on sales of fixed assets were $3 million compared to net gains of $23 million in the Prior Quarter. The Current Quarter amount was primarily related to the sale of buildings and land and other property and equipment. The Prior Quarter amount was primarily related to the sale of natural gas compressors. See Note 12 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for a discussion of our net (gains) losses on sales of fixed assets.

Interest Expense. Interest expense was $51 million in the Current Quarter compared to $39 million in the Prior Quarter as follows:

	Three Months Ended March 31,
	2015	2014
	($ in millions)
Interest expense on senior notes	$171	$180
Interest expense on term loans	—	29
Amortization of loan discount, issuance costs and other	11	19
Interest expense on credit facilities	3	8
Realized gains on interest rate derivatives(a)	(1)	(3)
Unrealized gains on interest rate derivatives(b)	(10)	(16)
Capitalized interest	(123)	(178)
Total interest expense	$51	$39

Average senior notes borrowings	$11,798	$10,809
Average term loan borrowings	$—	$2,000
Average credit facilities borrowings	$—	$440
___________________________________________

(a)
Includes settlements related to the current period interest accrual and the effect of (gains) losses on early- terminated trades. Settlements of early-terminated trades are reflected in realized (gains) losses over the original life of the hedged item.

(b)	Includes changes in the fair value of open interest rate derivatives offset by amounts reclassified to realized (gains) losses during the current period.
The increase in the Current Quarter interest expense was primarily due to a decrease in capitalized interest, partially offset by a decrease in senior note and term loan interest expense. Interest expense, excluding unrealized gains or losses on interest rate derivatives and net of amounts capitalized, was $0.98 per boe in the Current Quarter compared to $0.90 per boe in the Prior Quarter.
Losses on Investments. Losses on investments were $7 million in the Current Quarter compared to $21 million in the Prior Quarter. The Current Quarter and the Prior Quarter losses were primarily related to our equity in FTS International, Inc. See Note 10 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for a discussion of our investments.
Net Gain on Sales of Investments. We recorded a net gain on sales of investments of $67 million in the Prior Quarter. In the Prior Quarter, we sold all of our interest in Chaparral Energy, Inc. for cash proceeds of $215 million and recorded a $73 million gain related to the sale. Also in the Prior Quarter, we sold an equity investment in a natural gas trading and management firm for cash proceeds of $30 million and recorded a loss of $6 million associated with the transaction.
Other Income. In both the Current Quarter and the Prior Quarter, other income was $6 million, consisting of $1 million of interest income and $5 million of miscellaneous income.
Income Tax Expense (Benefit). Chesapeake recorded an income tax benefit of $1.372 billion in the Current Quarter and income tax expense of $280 million in the Prior Quarter. Our effective income tax rate was 26.9% in the Current Quarter and 37.5% in the Prior Quarter. The decrease in the effective income tax rate from the Prior Quarter to the Current Quarter is primarily due to the tax benefit at expected rates being offset by a significant increase in the valuation allowance. Further, our effective tax rate can fluctuate as a result of the impact of state income taxes and permanent differences.
Based on the expected material write-downs of the carrying value of our oil and natural gas properties and our operating results in subsequent quarters, we project being in a net deferred tax asset position at year end which is not more likely than not that these deferred tax assets will not be realized. We believe it is more likely than not that these deferred tax assets will not be realized. Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of deferred tax assets. A significant piece of objective negative evidence evaluated is the projected cumulative loss incurred over the three-year period ending December 31, 2015. Such objective negative evidence limits the ability to consider other subjective positive evidence, such as our projections for future growth. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as future growth.
Net Income Attributable to Noncontrolling Interests. Chesapeake recorded net income attributable to noncontrolling interests of $19 million and $41 million in the Current Quarter and the Prior Quarter, respectively. Net income attributable to noncontrolling interests in the Current Quarter consisted of income related to the Chesapeake Granite Wash Trust and the dividends paid on preferred stock of our CHK Cleveland Tonkawa L.L.C. (CHK C-T) subsidiary. The Prior Quarter amount included income related to the Chesapeake Granite Wash Trust as well as dividends paid on preferred stock of our CHK C-T and CHK Utica, L.L.C. (CHK Utica) subsidiaries. The decrease from the Prior Quarter to the Current Quarter is primarily due to the repurchase of all of the outstanding preferred shares of CHK Utica from third-party preferred shareholders in July 2014. See Note 6 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for a discussion of these entities.
Forward-Looking Statements
This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the Exchange Act). Forward-looking statements give our current expectations or forecasts of future events. They include expected oil, natural gas and NGL production and future expenses, estimated operating costs, assumptions regarding future oil, natural gas and NGL prices, planned drilling activity, estimates of future drilling and completion and other capital expenditures, potential future write-downs of our oil and natural gas assets, anticipated sales, and the adequacy of our provisions for legal contingencies, as well as statements concerning anticipated cash flow and liquidity, ability to comply with financial maintenance covenants and meet contractual cash commitments to third parties, operating and capital efficiencies, business strategy, and other plans and objectives for future operations. Disclosures concerning the fair values of derivative contracts and their estimated contribution to our future results of operations are based upon market information as of a specific date. These market prices are subject to significant volatility.
Although we believe the expectations and forecasts reflected in our forward-looking statements are reasonable, we can give no assurance they will prove to have been correct. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Factors that could cause actual results to differ materially from expected results are described under Risk Factors in Item 1A of our annual report on Form 10-K for the year ended December 31, 2014 (“2014 Form 10-K”) and include:

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
We determine the volume potentially subject to derivative contracts by reviewing our overall estimated future production levels, which are derived from extensive examination of existing producing reserve estimates and estimates of likely production from new drilling. Production forecasts are updated at least monthly and adjusted if necessary to actual results and activity levels. We do not enter into derivative contracts for volumes in excess of our share of forecasted production, and if production estimates were lowered for future periods and derivative instruments are already executed for some volume above the new production forecasts, the positions would be reversed. The actual fixed price on our derivative instruments is derived from the reference NYMEX price, as reflected in current NYMEX trading. The pricing dates of our derivative contracts follow NYMEX futures. All of our derivative instruments are net settled based on the difference between the fixed price as stated in the contract and the floating-price payment, resulting in a net amount due to or from the counterparty.

We review our derivative positions continuously and if future market conditions change and prices are at levels we believe could jeopardize the effectiveness of a position, we will mitigate this risk by either negotiating a cash settlement with our counterparty, restructuring the position or entering into a new trade that effectively reverses the current position. The factors we consider in closing or restructuring a position before the settlement date are identical to those we review when deciding to enter into the original derivative position. Gains or losses related to closed positions will be recognized in the month of related production based on the terms specified in the original contract.
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
As of March 31, 2015, our oil and natural gas derivative instruments consisted of the following:

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

As of March 31, 2015, we had the following open oil and natural gas derivative instruments:

		Weighted Average Price				Fair Value
	Volume	Fixed	Call	Put	Differential	Asset (Liability)
	(mmbbl)	($ per bbl)				($ in millions)
Oil:
Swaps:
Short-term	8.4	$94.81	$—	$—	$—	$363
3-Way Collars:
Short-term	3.3	—	98.94	80.00 / 90.00	—	32
Call Options (sold):
Short-term	21.5	—	101.42	—	—	(2)
Long-term	19.5	—	98.95	—	—	(18)
Call Options (bought)(a):
Short-term	(6.7)	—	113.54	—	—	(10)
Total Oil						$365

		Weighted Average Price				Fair Value
	Volume	Fixed	Call	Put	Differential	Asset (Liability)
	(tbtu)	($ per mmbtu)				($ in millions)
Natural Gas:
Swaps:
Short-term	195	$3.95	$—	$—	$—	$212
3-Way Collars:
Short-term	106	—	4.37	3.38 / 4.17	—	77
Call Options (sold):
Short-term	240	—	6.43	—	—	(3)
Long-term	323	—	8.20	—	—	(3)
Call Options (bought)(b):
Short-term	(220)	—	6.24	—	—	(80)
Long-term	(150)	—	6.02	—	—	(62)
Basis Protection Swaps:
Short-term	32	—	—	—	(0.36)	(1)
Long-term	24	—	—	—	(0.55)	(5)
Total Natural Gas						$135
Total Oil and Natural Gas						$500
__________________________________________

(a)	Included in the fair value are deferred premiums of $10 million which will be included in oil, natural gas and NGL sales as realized gains (losses) in the remainder of 2015.

(b)
Included in the fair value are deferred premiums of $62 million and $85 million which will be included in oil, natural gas and NGL sales as realized gains (losses) in the remainder of 2015 and 2016, respectively.

In addition to the open derivative positions disclosed above, as of March 31, 2015, we had $182 million of net derivative gains related to settled contracts for future production periods that will be recorded within oil, natural gas and NGL sales as realized gains (losses) on derivatives once they are transferred from either accumulated other comprehensive income or unrealized gains (losses) on derivatives in the month of related production, based on the terms specified in the original contract as noted below.

March 31, 2015
($ in millions)
Short-term	$167
Long-term	15
Total	$182
The table below reconciles the changes in fair value of our oil and natural gas derivatives during the Current Quarter. Of the $500 million fair value asset as of March 31, 2015, a $588 million asset relates to contracts maturing in the next 12 months and a $88 million liability relates to contracts maturing after 12 months. All open derivative instruments as of March 31, 2015 are expected to mature by December 31, 2022.

2015
($ in millions)
Fair value of contracts outstanding, as of January 1	$721
Change in fair value of contracts	179
Contracts realized or otherwise settled	(400)
Fair value of contracts outstanding, as of March 31	$500

The change in oil and natural gas prices during the Current Quarter increased the asset related to our derivative instruments by $179 million. This unrealized gain is recorded in oil, natural gas and NGL sales. We settled contracts in the Current Quarter that were in an asset position for $400 million. The realized gains will be recorded in oil, natural gas and NGL sales in the month of related production.
Interest Rate Derivatives
The table below presents principal cash flows and related weighted average interest rates by expected maturity dates, using the earliest demand repurchase date for contingent convertible senior notes. As of March 31, 2015, we had total debt of $11.7 billion, including $10.2 billion of fixed rate debt at interest rates averaging 5.23% and $1.5 billion of floating rate debt at an interest rate of 3.50% (three-month LIBOR plus 3.25%).

	Years of Maturity
	2015	2016	2017	2018	2019	Thereafter	Total
	($ in millions)
Liabilities:
Debt – fixed rate(a)	$396	$500	$2,197	$1,016	$—	$6,100	$10,209
Average interest rate	2.75%	3.25%	4.33%	5.54%	—%	5.83%	5.23%
Debt – variable rate	$—	$—	$—	$—	$1,500	$—	$1,500
Average interest rate	—%	—%	—%	—%	3.50%	—%	3.50%
___________________________________________

(a)	This amount does not include the discount included in debt of $210 million and interest rate derivatives of $9 million.
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
We enter into interest rate derivatives, including fixed-to-floating interest rate swaps (we receive a fixed interest rate and pay a floating market rate) to mitigate our exposure to changes in the fair value of our senior notes and floating-to-fixed interest rate swaps (we receive a floating market rate and pay a fixed interest rate) to manage our interest rate exposure related to our revolving credit facility borrowings. As of March 31, 2015, the following interest rate derivatives were outstanding:

		Weighted Average Rate			Fair Value
	Notional Amount	Fixed	Floating(a)	Fair Value Hedge	Asset (Liability)
	($ in millions)				($ in millions)
Floating to Fixed:
Swaps
Mature 2015	$400	2.59%	6 mL	No	$(3)
___________________________________________

(a)	Month LIBOR has been abbreviated “mL”.

In addition to the open derivative positions disclosed above, as of March 31, 2015, we had $47 million of net gains related to settled derivative contracts that will be recorded within interest expense as realized gains or losses once they are transferred from our senior note liability or within interest expense as unrealized gains or losses over the remaining eight-year term of our related senior notes.
Realized and unrealized (gains) or losses from interest rate derivative transactions are reflected as adjustments to interest expense on the condensed consolidated statements of operations.
Foreign Currency Derivatives
In December 2006, we issued €600 million of 6.25% Euro-denominated Senior Notes due 2017. Concurrent with the issuance of the euro-denominated senior notes, we entered into cross currency swaps to mitigate our exposure to fluctuations in the euro relative to the dollar over the term of the notes. In May 2011, we purchased and subsequently retired €256 million in aggregate principal amount of these senior notes following a tender offer, and we simultaneously unwound the cross currency swaps for the same principal amount. Under the terms of the remaining cross currency swaps, on each semi-annual interest payment date, the counterparties pay us €11 million and we pay the counterparties $17 million, which yields an annual dollar-equivalent interest rate of 7.491%. Upon maturity of the notes, the counterparties will pay us €344 million and we will pay the counterparties $459 million. The terms of the cross currency swaps were based on the dollar/euro exchange rate on the issuance date of $1.3325 to €1.00. Through the cross currency swaps, we have eliminated any potential variability in our expected cash flows related to changes in foreign exchange rates and therefore the swaps are designated as cash flow hedges. The fair values of the cross currency swaps are recorded on the condensed consolidated balance sheet as liabilities of $103 million and $53 million as of March 31, 2015 and December 31, 2014, respectively. The euro-denominated debt in long-term debt has been adjusted to $369 million as of March 31, 2015, using an exchange rate of $1.0731 to €1.00.

ITEM 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Chesapeake’s disclosure controls and procedures pursuant to Exchange Act Rule 13a–15(b). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2015.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting during the period ended March 31, 2015, which materially affected, or was reasonably likely to materially affect, our internal control over financial reporting.

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
July 2008 Common Stock Offering Litigation. On February 25, 2009, a putative class action was filed in the U.S. District Court for the Southern District of New York against the Company and certain of its officers and directors along with certain underwriters of the Company’s July 2008 common stock offering. The plaintiff filed an amended complaint on September 11, 2009 alleging that the registration statement for the offering contained material misstatements and omissions and seeking damages under Sections 11, 12 and 15 of the Securities Act of 1933 of an unspecified amount and rescission. The action was transferred to the U.S. District Court for the Western District of Oklahoma on October 13, 2009. Chesapeake and the officer and director defendants moved for summary judgment on grounds of loss causation and materiality on December 28, 2011, and the motion was granted as to all claims as a matter of law on March 29, 2013. On appeal, the U.S. Court of Appeals for the Tenth Circuit affirmed the dismissal on August 8, 2014 and denied the plaintiff’s petition for rehearing on November 12, 2014. On April 10, 2015, the plaintiffs filed a writ of certiorari with the United States Supreme Court.
Shareholder Derivative Litigation. A derivative action relating to the July 2008 offering was filed in the U.S. District Court for the Western District of Oklahoma on September 6, 2011. The case was thereafter stayed by stipulation between the parties, and on November 20, 2014, the parties entered a stipulation to have the case voluntarily dismissed. On January 16, 2015, pursuant to Court order, the Company provided notice to shareholders of the voluntary dismissal, and on March 5, 2015, the case was dismissed.
A federal consolidated derivative action and an Oklahoma state court derivative action have been stayed since 2012 pending resolution of a related, previously reported putative federal securities class action. The shareholder derivative actions allege breaches of fiduciary duty, among other things, related to the former CEO’s personal financial practices and purported conflicts of interest, and the Company’s accounting for VPPs. With the dismissal of the federal securities class action now affirmed (in July 2014), the parties have stipulated to continue the stay of the Oklahoma state court derivative action while the plaintiffs pursue their claims in the federal consolidated derivative action. The plaintiffs filed a consolidated derivative complaint on October 31, 2014 and an amended consolidated derivative complaint on February 12, 2015. Chesapeake filed its motion to dismiss on February 23, 2015.
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
On March 5, 2014, the Attorney General of the State of Michigan filed a criminal complaint against Chesapeake in Michigan state court alleging misdemeanor antitrust violations and attempted antitrust violations under state law arising out of the Company’s leasing activities in Michigan during 2010. On July 9, 2014, following a preliminary hearing on the complaint, as amended, the 89th District Court for Cheboygan County, Michigan ruled that one count alleging a bid-rigging conspiracy between Chesapeake and Encana Oil & Gas USA, Inc. regarding the October 2010 state lease auction would proceed to trial and dismissed claims alleging a second antitrust violation and an attempted antitrust violation. The Michigan Attorney General filed a second criminal complaint against Chesapeake in the same court on June 5, 2014 which, as amended, alleged that Chesapeake’s conduct in canceling lease offers to Michigan landowners in 2010 violated the state’s criminal enterprises and false pretenses felony statutes. In resolution of both criminal complaints and with no admission of wrongdoing, on April 24, 2015, the Company entered a plea of no contest to one count of misdemeanor attempted antitrust violation and one count of misdemeanor false pretenses. The plea has been taken under advisement for a period of 11 months by the Court and will be dismissed if Chesapeake fulfills the terms of a settlement agreement with the Attorney General. As part of the settlement, Chesapeake will contribute no more than $25 million to a compensation fund established to compensate Michigan landowners for unfunded oil and gas leases in 2010.
Redemption of 2019 Notes. See Chesapeake Senior Notes and Contingent Convertible Senior Notes in Note 3 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for a description of pending litigation regarding our redemption in May 2013 of our 2019 Notes and the termination of a related putative class action.
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
Plaintiffs have varying royalty provisions in their respective leases and oil and gas law varies from state to state. Royalty owners and producers differ in their interpretation of the legal effect of lease provisions governing royalty calculations, an issue in a putative class action filed in November 2010 in the District Court of Beaver County, Oklahoma on behalf of Oklahoma royalty owners asserting claims dating back to 2004. In July 2014, this case was remanded to the trial court for further proceedings following the reversal on appeal of certification of a statewide class. We and the named plaintiff participated in mediation concerning the claims asserted in the putative class action litigation and have negotiated a settlement requiring the Company to pay $119 million cash to compensate the putative settlement class for alleged past royalty underpayments in exchange for the release of claims for the ten-year period ended December 31, 2014. The court will hold a fairness hearing on the plaintiff’s motion for preliminary approval of the settlement filed on January 2, 2015. The Company accrued a loss contingency for the settlement amount in the 2014 fourth quarter. Although Chesapeake believes that its royalty calculation and payment methodologies are appropriate under Oklahoma oil and gas law and denies that it committed any acts or omissions giving rise to any liability, it also believes that settlement is in the best interest of the Company considering the questions of law and fact involved and the uncertainty of continued litigation. There can be no assurance the court will approve the settlement, however, and the final resolution of the Oklahoma royalty claims could differ from the amount accrued.
Chesapeake is also defending lawsuits alleging royalty underpayment in Texas. On April 8, 2015, Chesapeake obtained a transfer order from the Texas Multidistrict Litigation Panel to transfer a substantial portion of these lawsuits filed since June 2014 to the 348th District Court of Tarrant County for pre-trial purposes. These lawsuits, which are primarily related to the Barnett Shale, generally allege that Chesapeake underpaid royalties by making improper deductions and using incorrect production volumes. In addition to allegations of breach of contract, these lawsuits allege fraud, conspiracy and antitrust violations by Chesapeake. Chesapeake expects that additional lawsuits will be filed by new plaintiffs making similar allegations. The lawsuits seek direct damages in varying amounts, together with exemplary damages, attorneys’ fees, costs and interest. Chesapeake believes its royalty calculations and payment practices were appropriate and has not accrued a loss contingency with respect to the multidistrict litigation.

Putative statewide class actions in Pennsylvania and Ohio and purported class arbitrations in Pennsylvania have been filed on behalf of royalty owners asserting various claims for damages related to alleged underpayment of royalties as a result of the Company’s divestiture of substantially all of its midstream business and most of its gathering assets in 2012 and 2013. These cases include claims for violation of and conspiracy to violate the federal Racketeer Influenced and Corrupt Organizations Act and one of the cases includes claims of intentional interference with contractual relations and violations of antitrust laws.
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
CALLC is also engaged in discussions with the PADEP regarding potential violations of the Pennsylvania Clean Streams Law as a result of pad subsidence allegedly causing material to enter a nearby stream. Since the incident, CALLC and the PADEP have been working to remediate the site and bring it into compliance. We expect that resolution of these matters will result in monetary sanctions of more than $100,000.
ITEM 1A.     Risk Factors
Our business has many risks. Factors that could materially adversely affect our business, financial condition, operating results or liquidity and the trading price of our common stock, preferred stock or senior notes are described under “Risk Factors” in Item 1A of our 2014 Form 10-K. This information should be considered carefully, together with other information in this report and other reports and materials we file with the SEC.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information about repurchases of our common stock during the quarter ended March 31, 2015:

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(b)
				($ in millions)
January 1, 2015 through January 31, 2015	502,944	$19.08	—	$1,000
February 1, 2015 through February 28, 2015	12,321	$19.21	—	$1,000
March 1, 2015 through March 31, 2015	2,891	$14.17	—	$1,000
Total	518,156	$19.05	—
___________________________________________

(a)
Reflects the surrender to the Company of shares of common stock to pay withholding taxes in connection with the vesting of employee restricted stock. Also includes shares of common stock purchased on behalf of Chesapeake’s deferred compensation plan related to participant deferrals and Company matching contributions.

(b)
In December 2014, the Company’s Board of Directors authorized the repurchase of up to $1 billion in value of its common stock from time to time. The repurchase program does not have an expiration date. As of March 31, 2015, no repurchases had been made under the program.

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

CHESAPEAKE ENERGY CORPORATION

Date: May 6, 2015	By:	/s/ ROBERT D. LAWLER
Robert D. Lawler, President and Chief Executive Officer

Date: May 6, 2015	By:	/s/ DOMENIC J. DELL’OSSO, JR.
Domenic J. Dell’Osso, Jr. Executive Vice President and Chief Financial Officer

INDEX OF EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed or Furnished Herewith
3.1.1	Chesapeake’s Restated Certificate of Incorporation.	10-Q	001-13726	3.1.1	8/6/2014

3.1.2	Certificate of Designation of 5% Cumulative Convertible Preferred Stock (Series 2005B), as amended.	10-Q	001-13726	3.1.4	11/10/2008

3.1.3	Certificate of Designation of 4.5% Cumulative Convertible Preferred Stock, as amended.	10-Q	001-13726	3.1.6	8/11/2008

3.1.4	Certificate of Designation of 5.75% Cumulative Non-Voting Convertible Preferred Stock (Series A).	8-K	001-13726	3.2	5/20/2010

3.1.5	Certificate of Designation of 5.75% Cumulative Non-Voting Convertible Preferred Stock, as amended.	10-Q	001-13726	3.1.5	8/9/2010

3.2	Chesapeake’s Amended and Restated Bylaws.	8-K	001-13726	3.2	6/9/2014

12	Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Dividends.					X

31.1	Robert D. Lawler, President and Chief Executive Officer, Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Domenic J. Dell’Osso, Jr., Executive Vice President and Chief Financial Officer, Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Robert D. Lawler, President and Chief Executive Officer, Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Domenic J. Dell’Osso, Jr., Executive Vice President and Chief Financial Officer, Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X