Form 10-Q
period 2016-03-31
CHESAPEAKE ENERGY CORP
filed 2016-05-05
CIK 895126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
[X]    Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ]      NO [X]
As of April 27, 2016, there were 684,606,831 shares of our $0.01 par value common stock outstanding.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
INDEX TO FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2016

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)
CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2016	December 31, 2015
	($ in millions)
CURRENT ASSETS:
Cash and cash equivalents ($1 and $1 attributable to our VIE)	$16	$825
Accounts receivable, net	937	1,129
Short-term derivative assets	350	366
Other current assets	189	160
Total Current Assets	1,492	2,480
PROPERTY AND EQUIPMENT:
Oil and natural gas properties, at cost based on full cost accounting:
Proved oil and natural gas properties ($488 and $488 attributable to our VIE)	64,305	63,843
Unproved properties	6,612	6,798
Other property and equipment	2,749	2,927
Total Property and Equipment, at Cost	73,666	73,568
Less: accumulated depreciation, depletion and amortization (($445) and ($428) attributable to our VIE)	(60,506)	(59,365)
Property and equipment held for sale, net	131	95
Total Property and Equipment, Net	13,291	14,298
LONG-TERM ASSETS:
Long-term derivative assets	263	246
Other long-term assets	311	290
TOTAL ASSETS	$15,357	$17,314

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS – (Continued)
(Unaudited)

	March 31, 2016	December 31, 2015
	($ in millions)
CURRENT LIABILITIES:
Accounts payable	$723	$944
Current maturities of long-term debt, net	343	381
Accrued interest	137	101
Short-term derivative liabilities	86	40
Other current liabilities ($2 and $8 attributable to our VIE)	1,544	2,219
Total Current Liabilities	2,833	3,685
LONG-TERM LIABILITIES:
Long-term debt, net	10,062	10,311
Long-term derivative liabilities	12	60
Asset retirement obligations, net of current portion	453	452
Other long-term liabilities	426	409
Total Long-Term Liabilities	10,953	11,232
CONTINGENCIES AND COMMITMENTS (Note 4)
EQUITY:
Chesapeake Stockholders’ Equity:
Preferred stock, $0.01 par value, 20,000,000 shares authorized: 7,225,713 and 7,251,515 shares outstanding	3,036	3,062
Common stock, $0.01 par value, 1,000,000,000 shares authorized: 684,560,678 and 664,795,509 shares issued	7	7
Additional paid-in capital	12,521	12,403
Accumulated deficit	(14,123)	(13,202)
Accumulated other comprehensive loss	(99)	(99)
Less: treasury stock, at cost; 1,384,506 and 1,437,724 common shares	(31)	(33)
Total Chesapeake Stockholders’ Equity	1,311	2,138
Noncontrolling interests	260	259
Total Equity	1,571	2,397
TOTAL LIABILITIES AND EQUITY	$15,357	$17,314

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2016	2015
	($ in millions except per share data)
REVENUES:
Oil, natural gas and NGL	$993	$1,543
Marketing, gathering and compression	960	1,675
Total Revenues	1,953	3,218
OPERATING EXPENSES:
Oil, natural gas and NGL production	206	299
Oil, natural gas and NGL gathering, processing and transportation	482	458
Production taxes	18	28
Marketing, gathering and compression	942	1,700
General and administrative	48	56
Restructuring and other termination costs	—	(10)
Provision for legal contingencies	22	25
Oil, natural gas and NGL depreciation, depletion and amortization	271	684
Depreciation and amortization of other assets	29	35
Impairment of oil and natural gas properties	853	4,976
Impairments of fixed assets and other	38	4
Net (gains) losses on sales of fixed assets	(4)	3
Total Operating Expenses	2,905	8,258
LOSS FROM OPERATIONS	(952)	(5,040)
OTHER INCOME (EXPENSE):
Interest expense	(62)	(51)
Losses on investments	—	(7)
Loss on sale of investment	(10)	—
Gains on purchases or exchanges of debt	100	—
Other income	3	6
Total Other Income (Expense)	31	(52)
LOSS BEFORE INCOME TAXES	(921)	(5,092)
INCOME TAX BENEFIT:
Current income taxes	—	—
Deferred income taxes	—	(1,372)
Total Income Tax Benefit	—	(1,372)
NET LOSS	(921)	(3,720)
Net income attributable to noncontrolling interests	—	(19)
NET LOSS ATTRIBUTABLE TO CHESAPEAKE	(921)	(3,739)
Preferred stock dividends	(43)	(43)
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(964)	$(3,782)
LOSS PER COMMON SHARE:
Basic	$(1.44)	$(5.72)
Diluted	$(1.44)	$(5.72)
CASH DIVIDEND DECLARED PER COMMON SHARE	$—	$0.0875
WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING (in millions):
Basic	668	661
Diluted	668	661

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
	($ in millions)
NET LOSS	$(921)	$(3,720)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF INCOME TAX:
Unrealized gains (losses) on derivative instruments, net of income tax expense (benefit) of ($3) and ($1)	(4)	(1)
Reclassification of (gains) losses on settled derivative instruments, net of income tax expense (benefit) of $7 and $7	4	10
Other Comprehensive Income	—	9
COMPREHENSIVE LOSS	(921)	(3,711)
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	(19)
COMPREHENSIVE LOSS ATTRIBUTABLE TO CHESAPEAKE	$(921)	$(3,730)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2016	2015
	($ in millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
NET LOSS	$(921)	$(3,720)
ADJUSTMENTS TO RECONCILE NET LOSS TO CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Depreciation, depletion and amortization	300	719
Deferred income tax expense (benefit)	—	(1,372)
Derivative gains, net	(201)	(172)
Cash receipts on derivative settlements, net	267	408
Stock-based compensation	12	23
Impairment of oil and natural gas properties	853	4,976
Net (gains) losses on sales of fixed assets	(4)	3
Impairments of fixed assets and other	33	2
Losses on investments	—	7
Loss on sale of investment	10	—
Gains on purchases or exchanges of debt	(100)	—
Restructuring and other termination costs	—	(10)
Provision for legal contingencies	22	25
Other	(8)	(7)
Changes in assets and liabilities	(684)	(459)
Net Cash Provided By (Used In) Operating Activities	(421)	423
CASH FLOWS FROM INVESTING ACTIVITIES:
Drilling and completion costs	(265)	(1,306)
Acquisitions of proved and unproved properties	(67)	(128)
Proceeds from divestitures of proved and unproved properties	62	21
Additions to other property and equipment	(10)	(58)
Proceeds from sales of other property and equipment	9	2
Additions to investments	—	(1)
Other	(2)	(2)
Net Cash Used In Investing Activities	(273)	(1,472)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash paid to purchase debt	(472)	—
Proceeds from credit facilities borrowings	515	—
Payments on credit facilities borrowings	(148)	—
Cash paid for common stock dividends	—	(59)
Cash paid for preferred stock dividends	—	(43)
Distributions to noncontrolling interest owners	(5)	(29)
Other	(5)	(21)
Net Cash Used In Financing Activities	(115)	(152)
Net decrease in cash and cash equivalents	(809)	(1,201)
Cash and cash equivalents, beginning of period	825	4,108
Cash and cash equivalents, end of period	$16	$2,907

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Contents
CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(Unaudited)

Supplemental disclosures to the condensed consolidated statements of cash flows are presented below:

	Three Months Ended March 31,
	2016	2015
	($ in millions)
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of capitalized interest	$39	$43
Income taxes paid, net of refunds received	$(19)	$47

SUPPLEMENTAL DISCLOSURE OF SIGNIFICANT NON-CASH INVESTING AND FINANCING ACTIVITIES:
Change in accrued drilling and completion costs	$(9)	$63
Change in divested proved and unproved properties	$—	$(53)
Debt exchanged for common stock	$77	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended March 31,
	2016	2015
	($ in millions)
PREFERRED STOCK:
Balance, beginning of period	$3,062	$3,062
Conversions of 25,802 and 0 shares of preferred stock for common stock	(26)	—
Balance, end of period	3,036	3,062
COMMON STOCK:
Balance, beginning and end of period	7	7
ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	12,403	12,531
Stock-based compensation	16	12
Exchange of convertible notes for 14,699,368 and 0 shares of common stock	65	—
Exchange of senior notes for 2,555,979 and 0 shares of common stock	11	—
Conversion of preferred stock for 1,021,506 and 0 shares of common stock	26	—
Dividends on common stock	—	(59)
Dividends on preferred stock	—	(43)
Decrease in tax benefit from stock-based compensation	—	(5)
Balance, end of period	12,521	12,436
RETAINED EARNINGS (ACCUMULATED DEFICIT):
Balance, beginning of period	(13,202)	1,483
Net loss attributable to Chesapeake	(921)	(3,739)
Balance, end of period	(14,123)	(2,256)
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance, beginning of period	(99)	(143)
Hedging activity	—	9
Balance, end of period	(99)	(134)
TREASURY STOCK – COMMON:
Balance, beginning of period	(33)	(37)
Purchase of 10,100 and 12,401 shares for company benefit plans	—	—
Release of 63,318 and 41,046 shares from company benefit plans	2	—
Balance, end of period	(31)	(37)
TOTAL CHESAPEAKE STOCKHOLDERS’ EQUITY	1,311	13,078
NONCONTROLLING INTERESTS:
Balance, beginning of period	259	1,302
Net income attributable to noncontrolling interests	—	19
Distributions to noncontrolling interest owners	1	(26)
Balance, end of period	260	1,295
TOTAL EQUITY	$1,571	$14,373

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
This Form 10-Q relates to the three months ended March 31, 2016 (the "Current Quarter") and the three months ended March 31, 2015 (the "Prior Quarter"). Chesapeake's annual report on Form 10-K for the year ended December 31, 2015 ("2015 Form 10-K") includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this Form 10-Q. All material adjustments (consisting solely of normal recurring adjustments) which, in the opinion of management, are necessary for a fair statement of the results for the interim periods have been reflected. The results for the Current Quarter are not necessarily indicative of the results to be expected for the full year.
Risks and Uncertainties
Chesapeake’s strategy for 2016 is to focus on improving liquidity and generating cash. Our ability to grow, make capital expenditures and service our debt depends primarily upon the prices we receive for the oil, natural gas and natural gas liquids (NGL) we sell. Substantial expenditures are required to replace reserves, sustain production and fund our business plans. Historically, oil and natural gas prices have been very volatile, and may be subject to wide fluctuations in the future. The substantial decline in oil, natural gas and NGL prices from 2014 levels has negatively affected the amount of cash we have available for capital expenditures and debt service.
In the Current Quarter, our capitalized costs of oil and natural gas properties exceeded our full cost ceiling, resulting in a noncash impairment in the carrying value of our oil and natural gas properties of $853 million, which was the primary driver of our net loss in the Current Quarter of $921 million. Based on the first-day-of-the-month prices we have received over the 11 months ended May 1, 2016, as well as the current strip price for June 2016, we expect to record downward reserve revisions and another material write-down in the carrying value of our oil and natural gas properties in the second quarter of 2016. Further material write-downs in subsequent quarters will occur if the trailing 12-month commodity prices continue to fall as compared to the commodity prices used in prior quarters.
As of March 31, 2016, we had a cash balance of approximately $16 million compared to $825 million as of December 31, 2015, and we had a net working capital deficit of approximately $1.341 billion compared to a net working capital deficit of approximately $1.205 billion as of December 31, 2015. Based on our cash balance, forecasted cash flows from operating activities and availability under our revolving credit facility, we expect to be able to fund our planned capital expenditures budget, meet our debt service requirements and fund our other commitments and obligations for the next 12 months. Oil, natural gas and NGL prices have a material impact on our financial position, results of operations, cash flows and quantities of reserves that may be economically produced. If depressed prices persist throughout 2017 and we are unable to restructure or refinance our debt or generate additional liquidity through other actions, our ability to comply with the financial covenants under our revolving credit facility and make scheduled debt payments could be adversely impacted.
In April 2016, we further amended our revolving credit facility agreement. Pursuant to the amendment, our borrowing base was reaffirmed in the amount of $4.0 billion and our next scheduled borrowing base redetermination date was postponed until June 15, 2017, with the consenting lenders agreeing not to exercise their interim redetermination right prior to that date. The amendment also modifies the credit agreement to provide for, among other things, (i) the suspension or modification of certain financial covenants and (ii) the granting of liens and security interests on substantially all of our assets, including mortgages encumbering 90% of our proved oil and gas properties that constitute borrowing base properties, all hedge contracts and personal property, subject to certain agreed upon carve outs. See Note 3 for further discussion of our revolving credit facility.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

As of March 31, 2016, we had approximately $9.425 billion principal amount of debt outstanding, of which $1.625 billion matures or can be put to us in 2017 (including $344 million of maturities in January 2017, $902 million which can be put to us in May 2017 and $379 million that matures in August 2017) and $878 million that matures or can be put to us in 2018. See Note 3 for further discussion of our debt obligations, including principal and carrying amounts of our notes. As of March 31, 2016, we had $367 million of outstanding borrowings under our revolving credit facility.
As operator of a substantial portion of our oil and natural gas properties under development, we have significant control and flexibility over the development plan and the associated timing, enabling us to reduce at least a portion of our capital spending as needed. We have reduced our budgeted 2016 capital expenditures, inclusive of capitalized interest, to $1.3 - $1.8 billion, a significant reduction from our 2015 capital spending level of $3.6 billion. We currently plan to use cash flows from operations, cash on hand and our revolving credit facility to fund our capital expenditures during 2016. We expect to generate additional liquidity with proceeds from potential sales of assets that we determine do not fit our strategic priorities. Management continues to review operational plans for the remainder of 2016 and beyond, which could result in changes to projected capital expenditures and revenues from sales of oil, natural gas and NGL. We closely monitor the amounts and timing of our sources and uses of funds, particularly as they affect our ability to maintain compliance with the financial covenants of our revolving credit facility.
Since December 2015, Moody’s Investor Services, Inc. has lowered our senior unsecured credit rating from “Ba3” to “Caa3”, and Standard & Poor’s Rating Services has lowered our senior unsecured credit rating from “BB-” to “CC”. Some of our counterparties have requested or required us to post collateral as financial assurance of our performance under certain contractual arrangements, such as gathering, processing, transportation and hedging agreements. As of May 3, 2016, we have received requests to post approximately $281 million in collateral under such arrangements, of which we have posted approximately $247 million (excluding the supersedeas bond with respect to the 6.775% Senior Notes due 2019 (the 2019 Notes) litigation discussed in Note 4). We have posted the required collateral, primarily in the form of letters of credit and cash, or are otherwise complying with these contractual requests for collateral. We may be requested or required by other counterparties to post additional collateral in an aggregate amount of approximately $696 million, which may be in the form of additional letters of credit, cash or other acceptable collateral. However, we have substantial long-term business relationships with each of these counterparties, and we may be able to mitigate any collateral requests through ongoing business arrangements and by offsetting amounts that the counterparty owes us. Any posting of additional collateral consisting of cash or letters of credit, which would reduce availability under our credit facility, will negatively impact our liquidity.
We may seek to access the capital markets to refinance a portion of our outstanding indebtedness and improve our liquidity. We have historically used the debt capital markets, our most efficient method of raising capital, to supplement our liquidity needs. However, access to funds obtained through the high-yield debt market, particularly in the energy sector, has been severely constrained by a variety of market factors that could hinder our ability to raise new capital. We do not believe the high-yield debt market is currently accessible to us at favorable terms, and our accessibility may not improve during the remainder of 2016.
We have taken measures to mitigate the risks and uncertainties facing us for the next 12 months, including mitigating a portion of our downside exposure to lower commodity prices through derivative contracts, the suspension of payment of dividends on our convertible preferred stock and the April 2016 amendment to our revolving credit facility; however, there can be no assurance that these measures will satisfy our needs. Further, our ability to generate operating cash flow in the current commodity price environment, sell assets, access capital markets or take any other action to improve our liquidity and manage our debt is subject to the risks discussed above and the other risks and uncertainties that exist in our industry, some of which we may not be able to anticipate at this time or control. If commodity prices decrease, or if we fail to complete significant asset sales, access the capital markets on favorable terms or take other actions to improve our liquidity, we may not be able to fund budgeted capital expenditures or meet our debt service requirements in 2017 or beyond.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Reclassifications
In April 2015, the Financial Accounting Standards Board (FASB) issued guidance that requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. This standard requires retrospective application and is effective for annual reporting periods beginning after December 15, 2015. This change in accounting principle is preferable since it allows debt issuance costs and debt issuance discounts to be presented similarly in the consolidated balance sheets as a reduction to the face amount of our debt balances. A retrospective change to our consolidated balance sheet as of December 31, 2015, as previously presented, is required pursuant to the guidance. The retrospective adjustment to the December 31, 2015 consolidated balance sheet is shown below.

	As Previously Reported	December 31, 2015 Adjustment Effect	As Adjusted
	$ in millions
Other long-term assets	$333	$(43)	$290
Long-term debt, net	$10,354	$43	$10,311
Beginning in the fourth quarter of 2015, we began presenting third party transportation and gathering costs as a component of operating expenses in the statement of operations. Previously, these costs were reflected as deductions to oil, natural gas and NGL sales. These costs have been reclassified in our condensed consolidated statement of operations for the Prior Quarter to conform to the presentation used for the Current Quarter. The net effect of this reclassification did not impact our previously reported net loss, stockholders’ equity or cash flows; however, previously reported oil, natural gas and NGL sales have increased from the amounts previously reported, and total operating expenses have increased by those same amounts.

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
For the Current Quarter and the Prior Quarter, shares of the following securities and associated adjustments to net income, representing dividends on preferred stock and allocated earnings on participating securities, were excluded from the calculation of diluted EPS as the effect was antidilutive.

	Net Income Adjustments	Shares
	($ in millions)	(in millions)
Three Months Ended March 31, 2016
Common stock equivalent of our preferred stock outstanding:
5.75% cumulative convertible preferred stock	$21	58
5.75% cumulative convertible preferred stock (series A)	$16	42
5.00% cumulative convertible preferred stock (series 2005B)	$3	6
4.50% cumulative convertible preferred stock	$3	6
Participating securities	$—	1

Three Months Ended March 31, 2015
Common stock equivalent of our preferred stock outstanding:
5.75% cumulative convertible preferred stock	$21	59
5.75% cumulative convertible preferred stock (series A)	$16	42
5.00% cumulative convertible preferred stock (series 2005B)	$3	6
4.50% cumulative convertible preferred stock	$3	6
Participating securities	$—	2

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

3.	Debt
Our long-term debt consisted of the following as of March 31, 2016 and December 31, 2015:

	March 31, 2016		December 31, 2015
	Principal Amount	Carrying Amount	Principal Amount	Carrying Amount
	($ in millions)
3.25% senior notes due 2016	$—	$—	$381	381
6.25% euro-denominated senior notes due 2017(a)	344	344	329	329
6.5% senior notes due 2017	379	379	453	453
7.25% senior notes due 2018	538	538	538	538
Floating rate senior notes due 2019	1,104	1,104	1,104	1,104
6.625% senior notes due 2020	822	822	822	822
6.875% senior notes due 2020	304	304	304	304
6.125% senior notes due 2021	589	589	589	589
5.375% senior notes due 2021	286	286	286	286
4.875% senior notes due 2022	639	639	639	639
8.00% senior secured second lien notes due 2022	2,425	3,542	2,425	3,584
5.75% senior notes due 2023	384	384	384	384
2.75% contingent convertible senior notes due 2035(b)	2	2	2	2
2.5% contingent convertible senior notes due 2037(b)(c)	902	846	1,110	1,027
2.25% contingent convertible senior notes due 2038(b)(c)	340	293	340	290
Revolving credit facility	367	367	—	—
Debt issuance costs	—	(38)	—	(43)
Discount on senior notes	—	(3)	—	(4)
Interest rate derivatives(d)	—	7	—	7
Total debt, net	9,425	10,405	9,706	10,692
Less current maturities of long-term debt, net(e)	(344)	(343)	(381)	(381)
Total long-term debt, net	$9,081	$10,062	$9,325	$10,311
___________________________________________

(a)
The principal and carrying amounts shown are based on the exchange rate of $1.1380 to €1.00 and $1.0862 to €1.00 as of March 31, 2016 and December 31, 2015, respectively. See Foreign Currency Derivatives in Note 8 for information on our related foreign currency derivatives.

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

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Optional Conversion by Holders. At the holder’s option, prior to maturity under certain circumstances, the notes are convertible into cash and, if applicable, shares of our common stock using a net share settlement process. One triggering circumstance is when the price of our common stock exceeds a threshold amount during a specified period in a fiscal quarter. Convertibility based on common stock price is measured quarterly. During the specified period in the Current Quarter, the price of our common stock was below the threshold level for each series of the contingent convertible senior notes and, as a result, the holders do not have the option to convert their notes into cash and common stock in the second quarter of 2016 under this provision.
The notes are also convertible, at the holder’s option, during specified five-day periods if the trading price of the notes is below certain levels determined by reference to the trading price of our common stock. The notes were not convertible under this provision during the Current Quarter and the Prior Quarter. In general, upon conversion of a contingent convertible senior note, the holder will receive cash equal to the principal amount of the note and common stock for the note’s conversion value in excess of the principal amount.
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
Optional Redemption by the Company. We may redeem the contingent convertible senior notes once they have been outstanding for ten years at a redemption price of 100% of the principal amount of the notes, payable in cash. We may redeem our 2.75% Contingent Convertible Senior Notes due 2035 at any time.

(c)
Discount as of March 31, 2016 and December 31, 2015 included $103 million and $133 million, respectively, associated with the equity component of our contingent convertible senior notes. This discount is amortized based on an effective yield method.

(d)	See Interest Rate Derivatives in Note 8 for further discussion related to these instruments.

(e)	As of March 31, 2016, current maturities of long-term debt, net includes our 6.25% Euro-denominated Senior Notes due 2017.
Chesapeake Senior Notes and Contingent Convertible Senior Notes
In the Current Quarter, in addition to the repayment upon maturity of $259 million principal amount of our 3.25% Senior Notes due 2016 (together with $122 million principal amount repurchased in the open market for $115 million prior to maturity), we repurchased in the open market approximately $118 million principal amount of our outstanding 2.5% Contingent Convertible Senior Notes due 2037 (that could have been put to us in May 2017) for $63 million and $59 million principal amount of our outstanding 6.5% Senior Notes due 2017 for $36 million. Additionally, we privately negotiated an exchange of approximately $90 million principal amount of our outstanding 2.5% Contingent Convertible Senior Notes due 2037 for 14,699,368 common shares and $15 million principal amount of our outstanding 6.5% Senior Notes due 2017 for 2,555,979 common shares. We recorded an aggregate gain of approximately $100 million associated with the repurchases and exchanges.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Revolving Credit Facility
We have a $4.0 billion senior secured revolving credit facility that matures in December 2019. As of March 31, 2016, we had outstanding borrowings of $367 million under the credit facility and had used $619 million of the credit facility for various letters of credit (including the $461 million supersedeas bond with respect to the 2019 Notes litigation discussed in Note 4). The terms of the credit facility include covenants limiting, among other things, our ability to incur additional indebtedness, make investments or loans, create liens, consummate mergers and similar fundamental changes, make restricted payments, make investments in unrestricted subsidiaries and enter into transactions with affiliates. We were in compliance with all financial covenants under the agreement as of March 31, 2016.
In April 2016, we entered into the third amendment to our senior revolving credit facility. Pursuant to the amendment, our borrowing base was reaffirmed in the amount of $4.0 billion and the next scheduled borrowing base redetermination review was postponed until June 15, 2017, with the consenting lenders agreeing not to exercise their interim redetermination right prior to that date. The amendment also provides temporary financial covenant relief, with the credit facility’s existing first lien secured leverage ratio and net debt to capitalization ratio suspended until September 30, 2017 and the interest coverage ratio maintenance covenant was reduced as noted below. In addition, we agreed to grant liens and security interests on substantially all of our assets, as well as maintain a minimum liquidity amount (defined as cash and cash equivalents and availability under our revolving credit facility) of $500 million until the suspension of the existing maintenance covenants ends.
The amendment reduces the interest coverage ratio from 1.1 to 1.0 to 0.65 to 1.0 through the first quarter of 2017, after which it will increase to 0.70 to 1.0 through the second quarter of 2017, 1.2 to 1.0 through the third quarter of 2017 and 1.25 to 1.0 thereafter. The amendment also includes a collateral value coverage test whereby if the collateral value coverage ratio, tested as of December 31, 2016, falls below 1.1 to 1.0, the $500 million minimum liquidity covenant increases to $750 million, and if the collateral value coverage ratio, tested as of March 31, 2017, falls below 1.25 to 1.0, our borrowing ability will be reduced in order to satisfy such ratio. The amendment also gives us the ability to incur up to $2.5 billion of first lien indebtedness secured on a pari passu basis with the existing obligations under the credit agreement, subject to payment priority in favor of the existing lenders and the other limitations on junior lien debt set forth in the credit agreement.
Fair Value of Debt
We estimate the fair value of our exchange-traded debt using quoted market prices (Level 1). The fair value of all other debt, including borrowings under our revolving credit facility, is estimated using our credit default swap rate (Level 2). Fair value is compared to the carrying value, excluding the impact of interest rate derivatives, in the table below.

	March 31, 2016		December 31, 2015
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		($ in millions)
Short-term debt (Level 1)	$343	$250	$381	$366
Long-term debt (Level 1)	$9,688	$4,029	$10,347	$3,735
Long-term debt (Level 2)	$367	$250	$—	$—

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

4.	Contingencies and Commitments
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
2016 Shareholder Litigation. On April 19, 2016, a derivative action was filed in the U.S. District Court for the Western District of Oklahoma against the Company and current and former directors and officers of the Company alleging, among other things, violation of and conspiracy to violate the federal Racketeer Influenced and Corrupt Organizations Act, breach of fiduciary duties, waste of corporate assets, gross mismanagement and violations of Sections 10(b) and Rule 10b-5 of the Exchange Act related to actions allegedly taken by such persons since 2008. The lawsuit seeks certification as a class action, damages, attorneys’ fees and other costs.
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
Redemption of 2019 Notes. As previously disclosed in the 2015 Form 10-K, in connection with the litigation related to the Company’s notice issued on March 15, 2013 to redeem all of the 2019 Notes at par (plus accrued interest through the redemption date) pursuant to the special early redemption provision of the supplemental indenture governing the 2019 Notes, the Company filed a notice of appeal on July 27, 2015 of an amended judgment entered on July 17, 2015 by the U.S. District Court for the Southern District of New York awarding the Trustee for the 2019 Notes $380 million plus prejudgment interest in the amount of $59 million. The Company posted a supersedeas bond in the amount of $461 million (reflected as an outstanding letter of credit under the Company’s credit facility) to stay execution of the judgment while appellate proceedings are pending. We accrued a loss contingency of $100 million for this matter in 2014, and we accrued an additional $339 million in 2015.
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
Regarding royalty claims, Chesapeake and other natural gas producers have been named in various lawsuits alleging royalty underpayment. The suits against us allege, among other things, that we used below-market prices, made improper deductions, used improper measurement techniques and/or entered into arrangements with affiliates that resulted in underpayment of royalties in connection with the production and sale of natural gas and NGL. Plaintiffs have varying royalty provisions in their respective leases, oil and gas law varies from state to state, and royalty owners and producers differ in their interpretation of the legal effect of lease provisions governing royalty calculations. The Company has resolved a number of these claims through negotiated settlements of past and future royalties and has prevailed in various other lawsuits. We are currently defending lawsuits seeking damages with respect to royalty underpayment in various states, including, but not limited to, Texas, Pennsylvania, Ohio, Louisiana, Oklahoma and Arkansas. These lawsuits include cases filed by individual royalty owners and putative class actions, some of which seek to certify a statewide class. The Company also has received DOJ, U.S. Postal Service and state subpoenas seeking information on the Company’s royalty payment practices.
Chesapeake is defending numerous lawsuits filed by individual royalty owners alleging royalty underpayment with respect to properties in Texas. On April 8, 2015, Chesapeake obtained a transfer order from the Texas Multidistrict Litigation Panel to transfer a substantial portion of these lawsuits filed since June 2014 to the 348th District Court of Tarrant County for pre-trial purposes. On February 12, 2016, Chesapeake filed a motion to change venue for several other lawsuits to Harris County, or alternatively, to Tarrant County. The parties subsequently agreed to transfer such other lawsuits to Tarrant County, with Chesapeake reserving the right to request transfer of any other such lawsuits to Harris County. These lawsuits, which primarily relate to the Barnett Shale, generally allege that Chesapeake underpaid royalties by making improper deductions and using incorrect production volumes. In addition to allegations of breach of contract, a number of these lawsuits allege fraud, conspiracy, joint venture and antitrust violations by Chesapeake. We expect that additional lawsuits will be filed by new plaintiffs making similar allegations. The lawsuits seek direct damages in varying amounts, together with exemplary damages, attorneys’ fees, costs and interest.
On December 9, 2015, the Commonwealth of Pennsylvania, by the Office of Attorney General, filed a lawsuit in the Bradford County Court of Common Pleas related to royalty underpayment and lease acquisition and accounting practices with respect to properties in Pennsylvania. The lawsuit, which primarily relates to the Marcellus Shale and Utica Shale, alleges that Chesapeake violated the Pennsylvania Unfair Trade Practices and Consumer Protection Law (UTPCPL) by making improper deductions and entering into arrangements with affiliates that resulted in underpayment of royalties. The lawsuit seeks statutory restitution, civil penalties and costs, as well as temporary injunction from exploration and drilling activities in Pennsylvania until restitution, penalties and costs have been paid and permanent injunction from further violations of the UTPCPL. On February 8, 2016, the Office of Attorney General amended the complaint to, among other things, add an additional UTPCPL claim and antitrust claim alleging that a joint exploration agreement to which Chesapeake is a party established unlawful market allocation for the acquisition of leases. Chesapeake filed preliminary objections to the amended complaint on April 13, 2016.
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
In March 2016, three putative class action lawsuits were filed in the United States District Court for the Western District of Oklahoma against the Company and other defendants. The lawsuits allege that, since December 2007, and continuing through March 2012, the defendants conspired to rig bids and depress the market for the purchases of oil and natural gas leasehold interests and properties in the Anadarko Basin containing producing oil and natural gas wells, in violation of the Sherman Antitrust Act. The lawsuits seek damages, attorney’s fees, costs and interest, as well as enjoinment from adopting practices or plans which would restrain competition in a similar manner as alleged in the lawsuits.
In April 2016, a class action lawsuit on behalf of holders of the Company’s 6.875% Senior Notes due 2020 (2020 Notes) and 6.125% Senior Notes due 2021 (2021 Notes) was filed in the U.S. District Court for the Southern District of New York relating to the Company’s December 2015 debt exchange, whereby the Company privately exchanged newly issued 8.00% Senior Secured Second Lien Notes due 2022 (Second Lien Notes) for certain outstanding senior unsecured notes and contingent convertible notes. The lawsuit alleges that the Company violated the Trust Indenture Act of 1939 and the implied covenant of good faith and fair dealing by benefiting themselves and a minority of noteholders who are qualified institutional buyers (QIBs). According to the lawsuit, as a result of the Company’s private debt exchange in which only QIBs (and non-U.S. persons under Regulation S) were eligible to participate, the Company unjustly enriched itself at the expense of class members by reducing indebtedness and reducing the value of the 2020 Notes and 2022 Notes. The lawsuit seeks damages and attorney’s fees, in addition to declaratory relief that the debt exchange and the liens created for the benefit of the Second Lien Notes are null and void and that the debt exchange effectively resulted in a default under the indentures for the 2020 Notes and 2021 Notes.
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
Environmental Contingencies
The nature of the oil and gas business carries with it certain environmental risks for Chesapeake and its subsidiaries. Chesapeake has implemented various policies, programs, procedures, training and auditing to reduce and mitigate such environmental risks. Chesapeake conducts periodic reviews, on a company-wide basis, to assess changes in our environmental risk profile. Environmental reserves are established for environmental liabilities for which economic losses are probable and reasonably estimable. We manage our exposure to environmental liabilities in acquisitions by using an evaluation process that seeks to identify pre-existing contamination or compliance concerns and address the potential liability. Depending on the extent of an identified environmental concern, Chesapeake may, among other things, exclude a property from the transaction, require the seller to remediate the property to our satisfaction in an acquisition or agree to assume liability for the remediation of the property.

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

March 31, 2016
($ in millions)
2016	$1,383
2017	1,880
2018	1,676
2019	1,378
2020	1,051
2021 – 2099	6,696
Total	$14,064
In addition, we have entered into long-term agreements for certain natural gas gathering and related services within specified acreage dedication areas in exchange for cost-of-service based fees redetermined annually or tiered fees based on volumes delivered relative to scheduled volumes. Future gathering fees vary with the applicable agreement. One of these agreements (in the Anadarko Basin in northwestern Oklahoma and the Texas panhandle) contains cost-of-service based fees that are redetermined annually through 2019. The annual upward or downward fee adjustment for this contract is capped at 15% of the then-current fees at the time of redetermination. To the extent the actual rate of return on capital expended by the counterparty over the term of the agreement differs from the applicable rate of return, a payment is due to (from) the midstream service company.
Drilling Contracts
We have contracts with various drilling contractors to utilize drilling services with terms ranging from three months to three years at market-based pricing. These commitments are not recorded in the accompanying condensed consolidated balance sheets. As of March 31, 2016, the aggregate undiscounted minimum future payments under these drilling service commitments were approximately $218 million.
Pressure Pumping Contracts
We have an agreement for pressure pumping services. Throughout the term of the agreement, which expires in June 2017, the services agreement requires us to utilize, at market-based pricing, the lesser of (i) five pressure pumping crews through June 30, 2016 and three pressure pumping crews through June 30, 2017 or (ii) 50% of the total number of all pressure pumping crews working for us in all of our operating regions during the respective year. We are also required to utilize the pressure pumping services for a minimum number of fracture stages as set forth in the agreement. We are entitled to terminate the agreement in certain situations, including if the contractor fails to provide the overall quality of service provided by similar service providers. As of March 31, 2016, the aggregate undiscounted minimum future payments under this agreement were approximately $161 million.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Drilling Commitments
We have committed to drill wells for the benefit of Chesapeake Granite Wash Trust (the Trust). In connection with the Trust’s initial public offering, we conveyed royalty interests to the Trust that entitle the Trust to receive (i) 90% of the proceeds (after deducting certain post-production expenses and any applicable taxes) that we receive from the production of hydrocarbons from 69 then-producing wells, and (ii) 50% of the proceeds (after deducting certain post-production expenses and any applicable taxes) in 118 development wells that have been or will be drilled on approximately 45,400 gross acres (29,000 net acres) in the Colony Granite Wash play in Washita County in the Anadarko Basin of western Oklahoma. Pursuant to the terms of a development agreement with the Trust, we are obligated to drill and complete, or cause to be drilled and completed, the development wells at our own expense prior to June 30, 2016, and the Trust is not responsible for any costs related to the drilling and completion of the development wells or any other operating or capital costs of the Trust properties. In addition, we granted to the Trust a lien on our remaining interests in the undeveloped properties that are subject to the development agreement in order to secure our drilling obligation to the Trust, although the maximum amount recoverable by the Trust under the lien was limited to $263 million initially and is proportionately reduced as we fulfill our drilling obligation over time. As of March 31, 2016, we had drilled and completed or caused to be drilled and completed approximately 106 development wells, as calculated under the development agreement, and the maximum amount recoverable under the drilling support lien was approximately $27 million. We anticipate that we will fulfill our drilling obligation on or before June 30, 2016. See Note 10 for further discussion of the Trust.
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
Net Acreage Maintenance Commitments
Under the terms of our Utica Shale joint venture agreements with Total S.A., we are required to extend, renew or replace expiring joint leasehold, at our cost, to ensure that the net acreage is maintained in certain designated areas as of a future measurement date.
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
In connection with acquisitions and divestitures, our purchase and sale agreements generally provide indemnification to the counterparty for liabilities incurred as a result of a breach of a representation or warranty by the indemnifying party and/or other specified matters. These indemnifications generally have a discrete term and are intended to protect the parties against risks that are difficult to predict or cannot be quantified at the time of entering into or consummating a particular transaction. For divestitures of oil and natural gas properties, our purchase and sale agreements may require the return of a portion of the proceeds we receive as a result of uncured title defects.
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

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

5.	Other Liabilities
Other current liabilities as of March 31, 2016 and December 31, 2015 are detailed below.

	March 31, 2016	December 31, 2015
	($ in millions)
Revenues and royalties due others	$378	$500
Accrued drilling and production costs	216	212
Joint interest prepayments received	103	169
Accrued compensation and benefits	151	264
Other accrued taxes	57	37
Bank of New York Mellon legal accrual	439	439
Minimum gathering volume commitment	4	201
Other	196	397
Total other current liabilities	$1,544	$2,219
Other long-term liabilities as of March 31, 2016 and December 31, 2015 are detailed below.

	March 31, 2016	December 31, 2015
	($ in millions)
CHK Utica ORRI conveyance obligation(a)	$183	$190
Financing obligations	29	29
Unrecognized tax benefits	68	64
Other	146	126
Total other long-term liabilities	$426	$409
____________________________________________

(a)
The CHK Utica, L.L.C. investors’ right to receive, proportionately, a 3% overriding royalty interest (ORRI) in the first 1,500 net wells drilled on our Utica Shale leasehold is subject to an increase to 4% on net wells earned in any year following a year in which we do not meet our net well commitment under the ORRI obligation, which runs through 2023. The liability represents the obligation to deliver future ORRIs. Approximately $25 million and $21 million of the total $208 million and $211 million obligations are recorded in other current liabilities as of March 31, 2016 and December 31, 2015, respectively.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

6.	Equity
Common Stock
The following is a summary of the changes in our common shares issued for the Current Quarter and the Prior Quarter:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Shares issued as of January 1	664,796	664,944
Exchange of convertible notes	14,699	—
Exchange of senior notes	2,556	—
Conversion of preferred stock	1,022	—
Restricted stock issuances (net of forfeitures and cancellations)	1,488	151
Stock option exercises	—	14
Shares issued as of March 31	684,561	665,109
Preferred Stock
Outstanding shares of our preferred stock for the Current Quarter and the Prior Quarter are detailed below.

	5.75%	5.75% (A)	4.50%	5.00% (2005B)
	(in thousands)
Shares outstanding as of January 1, 2016	1,497	1,100	2,559	2,096
Preferred stock conversions(a)	(25)	(1)	—	—
Shares outstanding as of March 31, 2016	1,472	1,099	2,559	2,096

Shares outstanding as of January 1, 2015 and March 31, 2015	1,497	1,100	2,559	2,096
____________________________________________

(a)
In the Current Quarter, holders of our 5.75% Cumulative Convertible Preferred Stock converted 24,601 shares into 975,488 shares of common stock. Also, in the Current Quarter, holders of our 5.75% (Series A) Cumulative Convertible Preferred Stock converted 1,201 shares into 46,018 shares of common stock.

Dividends
In January 2016, we announced that we were suspending dividend payments on each series of our outstanding convertible preferred stock. Suspension of the dividends did not constitute an event of default under our revolving credit facility or bond indentures. Our preferred stock dividends in arrears for the Current Quarter are detailed below.

	5.75%	5.75% (A)	4.50%	5.00% (2005B)
	($ in millions)
Dividends in arrears	$21	$16	$3	$3

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Accumulated Other Comprehensive Income (Loss)
For the Current Quarter and the Prior Quarter, changes in accumulated other comprehensive income (loss) by component, net of tax, are detailed below.

	Cash Flow Hedges	Net Change
	($ in millions)
Balance, December 31, 2015	$(99)	$(99)
Other comprehensive income before reclassifications	(4)	(4)
Amounts reclassified from accumulated other comprehensive income	4	4
Net other comprehensive income	—	—
Balance, March 31, 2016	$(99)	$(99)

Balance, December 31, 2014	$(143)	$(143)
Other comprehensive income before reclassifications	(1)	(1)
Amounts reclassified from accumulated other comprehensive income	10	10
Net other comprehensive income	9	9
Balance, March 31, 2015	$(134)	$(134)
For the Current Quarter and the Prior Quarter, amounts reclassified from accumulated other comprehensive income (loss), net of tax, into the condensed consolidated statements of operations are detailed below.

Details About Accumulated Other Comprehensive Income (Loss) Components	Affected Line Item in the Statement Where Net Income is Presented	Amounts Reclassified
		($ in millions)
Three Months Ended March 31, 2016
Net losses on cash flow hedges:
Commodity contracts	Oil, natural gas and NGL revenues	$4
Total reclassifications for the period, net of tax		$4

Three Months Ended March 31, 2015
Net losses on cash flow hedges:
Commodity contracts	Oil, natural gas and NGL revenues	$10
Total reclassifications for the period, net of tax		$10

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

7.	Share-Based Compensation
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

	Shares of Unvested Restricted Stock	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested restricted stock as of January 1, 2016	10,455	$17.31
Granted	2,728	$3.76
Vested	(3,392)	$17.55
Forfeited	(141)	$16.48
Unvested restricted stock as of March 31, 2016	9,650	$13.41
The aggregate intrinsic value of restricted stock that vested during the Current Quarter was approximately $14 million based on the stock price at the time of vesting.
As of March 31, 2016, there was approximately $99 million of total unrecognized compensation expense related to unvested restricted stock. The expense is expected to be recognized over a weighted average period of approximately 1.76 years.
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
We utilize the Black-Scholes option pricing model to measure the fair value of stock options. The expected life of an option is determined using the simplified method. Volatility assumptions are estimated based on an average of historical volatility of Chesapeake stock over the expected life of an option. The risk-free interest rate is based on the U.S. Treasury rate in effect at the time of the grant over the expected life of the option. The dividend yield is based on an annual dividend yield, taking into account the Company's dividend policy, over the expected life of the option. The Company used the following weighted average assumptions to estimate the grant date fair value of the stock options granted in the Current Quarter:

Expected option life – years	6.0
Volatility	46.07%
Risk-free interest rate	1.70%
Dividend yield	—%

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following table provides information related to stock option activity in the Current Quarter:

	Number of Shares Underlying Options	Weighted Average Exercise Price Per Share	Weighted Average Contract Life in Years	Aggregate Intrinsic Value(a)
	(in thousands)			($ in millions)
Outstanding as of January 1, 2016	5,377	$19.37	5.80	$—
Granted	4,932	$3.71
Exercised	—	$—		$—
Expired	(176)	$18.42
Forfeited	(945)	$5.66
Outstanding as of March 31, 2016	9,188	$12.39	7.47	$2

Exercisable as of March 31, 2016	3,208	$19.57	4.93	$—
___________________________________________

(a)	The intrinsic value of a stock option is the amount by which the current market value or the market value upon exercise of the underlying stock exceeds the exercise price of the option.
As of March 31, 2016, there was $14 million of total unrecognized compensation expense related to stock options. The expense is expected to be recognized over a weighted average period of approximately 2.13 years.
Restricted Stock and Stock Option Compensation. We recognized the following compensation costs related to restricted stock and stock options for the Current Quarter and the Prior Quarter:

	Three Months Ended March 31,
	2016	2015
	($ in millions)
General and administrative expenses	$8	$12
Oil and natural gas properties	4	7
Oil, natural gas and NGL production expenses	3	4
Marketing, gathering and compression expenses	1	1
Total	$16	$24

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Liability-Classified Awards
Performance Share Units. We granted PSUs to senior management that vest ratably over a three-year term and are settled in cash on the third anniversary of the awards. The ultimate amount earned is based on achievement of performance metrics established by the Compensation Committee of the Board of Directors, which include total shareholder return (TSR) and, for certain of the awards, operational performance goals such as finding and development costs and production levels.
For PSUs granted in 2016, the TSR component can range from 0% to 100% and the operational component can range from 0% to 100%, resulting in a maximum payout of 200%. The payout percentage of these PSUs is capped at 100% if the Company's absolute TSR is less than zero. For PSUs granted in 2015, the TSR component can range from 0% to 100%, and each of the two operational components can range from 0% to 50% resulting in a maximum total payout of 200%. The payout percentage for these PSUs is capped at 100% if the Company’s absolute TSR is less than zero. For PSUs granted in 2014, the TSR component can range from 0% to 200%, with no operational components. Compensation expense associated with PSU grants is recognized over the service period based on the graded-vesting method. The number of units settled is dependent upon the Company’s estimates of the underlying performance measures. The Company utilized the Monte Carlo simulation for the TSR performance measure and the following assumptions to determine the grant date fair value of the PSUs:

Volatility	69.41%
Risk-free interest rate	0.84%
Dividend yield for value of awards	—%
The following table presents a summary of our 2016, 2015 and 2014 PSU awards:

		Grant Date Fair Value	March 31, 2016
	Units		Fair Value	Vested Liability
		($ in millions)
2016 Awards:
Payable 2019	2,348,893	$10	$11	$2
2015 Awards:
Payable 2018	629,694	$13	$2	$1
2014 Awards:
Payable 2017	561,215	$16	$1	$1
PSU Compensation. We recognized the following compensation costs (credits) related to PSUs for the Current Quarter and the Prior Quarter:

	Three Months Ended March 31,
	2016	2015
	($ in millions)
General and administrative expenses	$2	$(10)
Restructuring and other termination costs	1	(10)
Oil and natural gas properties	—	(1)
Total	$3	$(21)

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

8.	Derivative and Hedging Activities
Chesapeake uses commodity derivative instruments to secure attractive pricing and margins on its share of expected production, to reduce its exposure to fluctuations in future commodity prices and to protect its expected operating cash flow against significant market movements or volatility. Chesapeake also uses derivative instruments to mitigate a portion of its exposure to foreign currency exchange rate fluctuations. All of our commodity derivative instruments are net settled based on the difference between the fixed-price payment and the floating-price payment, resulting in a net amount due to or from the counterparty.
Oil and Natural Gas Derivatives
As of March 31, 2016 and December 31, 2015, our oil and natural gas derivative instruments consisted of the following types of instruments:

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

The estimated fair values of our oil and natural gas derivative instrument assets (liabilities) as of March 31, 2016 and December 31, 2015 are provided below.

	March 31, 2016		December 31, 2015
	Volume	Fair Value	Volume	Fair Value
		($ in millions)		($ in millions)
Oil (mmbbl):
Fixed-price swaps	21.2	$78	13.5	$144
Call options	15.7	(4)	19.2	(7)
Total oil	36.9	74	32.7	137

Natural gas (tbtu):
Fixed-price swaps	438	241	500	229
Call options	250	(65)	295	(99)
Basis protection swaps	40	(9)	57	—
Total natural gas	728	167	852	130
Total estimated fair value		$241		$267
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

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Interest Rate Derivatives
As of March 31, 2016 and December 31, 2015, there were no interest rate derivatives outstanding.
We have terminated certain fair value hedges related to certain of our senior notes. Gains and losses related to these terminated hedges will be amortized as an adjustment to interest expense over the remaining term of the related senior notes. Over the next six years, we will recognize $7 million in net gains related to these transactions.
Foreign Currency Derivatives
We are party to cross currency swaps to mitigate our exposure to foreign currency exchange rate fluctuations. In December 2015, we exchanged in privately negotiated transactions and subsequently retired €42 million in aggregate principal amount of 6.25% Euro-denominated Senior Notes due 2017, and we simultaneously unwound the cross currency swaps for the same principal amount at a cost of $8 million. As a result, we realized a loss of $8 million in 2015 which was included in losses on purchases or exchanges of debt. Under the terms of the remaining cross currency swaps, on each semi-annual interest payment date, the counterparties pay us €9 million and we pay the counterparties $15 million, which yields an annual dollar-equivalent interest rate of 7.491%. Upon maturity of the notes, the counterparties will pay us €302 million and we will pay the counterparties $403 million. The terms of the cross currency swaps were based on the dollar/euro exchange rate on the issuance date of $1.3325 to €1.00. The swaps are designated as cash flow hedges and, because they are entirely effective in having eliminated any potential variability in our expected cash flows related to changes in foreign exchange rates, changes in their fair value do not impact earnings. The fair values of the cross currency swaps are recorded on the condensed consolidated balance sheets as liabilities of $43 million and $52 million as of March 31, 2016 and December 31, 2015, respectively. The euro-denominated debt in long-term debt has been adjusted to $344 million as of March 31, 2016, using an exchange rate of $1.1380 to €1.00.
Supply Contract Derivatives

From time to time and in the normal course of business, our marketing subsidiary enters into supply contracts under which we commit to deliver a predetermined quantity of natural gas to certain counterparties in an attempt to earn attractive margins. Under certain contracts, we receive a sales price that is based on the price of a product other than natural gas, thereby creating an embedded derivative requiring bifurcation. In one of these supply contracts, we are committed to supply a minimum of 90 bbtu per day of natural gas through March 2025. The bifurcated derivative is measured at fair value on a quarterly basis resulting in an unrealized gain of $20 million in the Current Quarter. Both settlements and mark-to-market gains (losses) are included in marketing, gathering and compression revenues in our condensed consolidated statements of operations.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Effect of Derivative Instruments – Condensed Consolidated Balance Sheets
The following table presents the fair value and location of each classification of derivative instrument included in the condensed consolidated balance sheets as of March 31, 2016 and December 31, 2015 on a gross basis and after same-counterparty netting:

Balance Sheet Classification	Gross Fair Value	Amounts Netted in Condensed Consolidated Balance Sheet	Net Fair Value Presented in Condensed Consolidated Balance Sheet
	($ in millions)
As of March 31, 2016
Commodity Contracts:
Short-term derivative asset	$345	$(49)	$296
Short-term derivative liability	(92)	49	(43)
Long-term derivative liability	(12)	—	(12)
Total commodity contracts	241	—	241
Foreign Currency Contracts:(a)
Short-term derivative liability	(43)	—	(43)
Total foreign currency contracts	(43)	—	(43)
Supply Contracts:
Short-term derivative asset	54	—	54
Long-term derivative asset	263	—	263
Total supply contracts	317	—	317
Total derivatives	$515	$—	$515

As of December 31, 2015
Commodity Contracts:
Short-term derivative asset	$381	$(66)	$315
Short-term derivative liability	(106)	66	(40)
Long-term derivative liability	(8)	—	(8)
Total commodity contracts	267	—	267
Foreign Currency Contracts:(a)
Long-term derivative liability	(52)	—	(52)
Total foreign currency contracts	(52)	—	(52)
Supply Contracts:
Short-term derivative asset	51	—	51
Long-term derivative asset	246	—	246
Total supply contracts	297	—	297
Total derivatives	$512	$—	$512
____________________________________________

(a)	Designated as cash flow hedging instruments.
As of March 31, 2016 and December 31, 2015, we did not have any cash collateral balances for these derivatives.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Effect of Derivative Instruments – Condensed Consolidated Statements of Operations
The components of oil, natural gas and NGL revenues for the Current Quarter and the Prior Quarter are presented below.

	Three Months Ended March 31,
	2016	2015
	($ in millions)
Oil, natural gas and NGL revenues	$812	$1,382
Gains (losses) on undesignated oil and natural gas derivatives	192	178
Losses on terminated cash flow hedges	(11)	(17)
Total oil, natural gas and NGL revenues	$993	$1,543
The components of marketing, gathering and compression revenues for the Current Quarter and the Prior Quarter are presented below.

	Three Months Ended March 31,
	2016	2015
	($ in millions)
Marketing, gathering and compression revenues	$940	$1,675
Gains on undesignated supply contract derivatives	20	—
Total marketing, gathering and compression revenues	$960	$1,675
The components of interest expense for the Current Quarter and the Prior Quarter are presented below.

	Three Months Ended March 31,
	2016	2015
	($ in millions)
Interest expense on senior notes	$115	$171
Amortization of loan discount, issuance costs and other	10	11
Interest expense on credit facilities	5	3
Gains on terminated fair value hedges	—	(1)
(Gains) losses on undesignated interest rate derivatives	—	(10)
Capitalized interest	(68)	(123)
Total interest expense	$62	$51

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

	Three Months Ended March 31,
	2016		2015
	Before Tax	After Tax	Before Tax	After Tax
	($ in millions)
Balance, beginning of period	$(160)	$(99)	$(231)	$(143)
Net change in fair value	(7)	(4)	(2)	(1)
Losses reclassified to income	11	4	17	10
Balance, end of period	$(156)	$(99)	$(216)	$(134)
Approximately $109 million of the $99 million of accumulated other comprehensive loss as of March 31, 2016 represented the net deferred loss associated with commodity derivative contracts that were previously designated as cash flow hedges for which the hedged production is still expected to occur. Deferred gain or loss amounts will be recognized in earnings in the month in which the originally forecasted hedged production occurs. As of March 31, 2016, we expect to transfer approximately $21 million of net loss included in accumulated other comprehensive income to net income (loss) during the next 12 months. The remaining amounts will be transferred by December 31, 2022.
Credit Risk Considerations
Over-the-counter traded derivative instruments and our supply contracts expose us to our counterparties’ credit risk. To mitigate this risk, we enter into derivative contracts only with counterparties that are rated investment grade and deemed by management to be competent and competitive market makers, and we attempt to limit our exposure to non-performance by any single counterparty. As of March 31, 2016, our oil, natural gas, foreign currency and supply contract derivative instruments were spread among 13 counterparties.
Hedging Arrangements
In 2015, we began entering into bilateral hedging agreements. The counterparties’ and our obligations under certain of the bilateral hedging agreements must be secured by cash or letters of credit to the extent that any mark-to-market amounts owed to us or by us exceed defined thresholds. Our obligations under other bilateral hedging agreements are secured by the same collateral securing our revolving credit facility. As of March 31, 2016, we had hedged under bilateral agreements 152.5 mmboe of our future production with price derivatives and 6.5 mmboe with basis derivatives.

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
The following table provides information for financial assets (liabilities) measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
		($ in millions)
As of March 31, 2016
Derivative Assets (Liabilities):
Commodity assets	$—	$325	$20	$345
Commodity liabilities	—	(36)	(68)	(104)
Foreign currency liabilities	—	(43)	—	(43)
Supply contract assets	—	—	317	317
Total derivatives	$—	$246	$269	$515

As of December 31, 2015
Derivative Assets (Liabilities):
Commodity assets	$—	$372	$9	$381
Commodity liabilities	—	(14)	(100)	(114)
Foreign currency liabilities	—	(52)	—	(52)
Supply contract assets	—	—	297	297
Total derivatives	$—	$306	$206	$512

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

A summary of the changes in the fair values of Chesapeake’s financial assets (liabilities) classified as Level 3 during the Current Quarter and the Prior Quarter is presented below.

	Commodity Derivatives	Supply Contracts
	($ in millions)
Beginning balance as of December 31, 2015	$(91)	$297
Total gains (losses) (unrealized):
Included in earnings(a)	25	33
Total purchases, issuances, sales and settlements:
Settlements	18	(13)
Ending balance as of March 31, 2016	$(48)	$317

Beginning balance as of December 31, 2014	$(54)	$1
Total gains (losses) (unrealized):
Included in earnings(a)	78	—
Total purchases, issuances, sales and settlements:
Settlements	(93)	—
Transfers(b)	—	—
Ending balance as of March 31, 2015	$(69)	$1
___________________________________________

(a)	Oil, Natural Gas and NGL Sales		Marketing, Gathering and Compression Revenue

	2016	2015	2016	2015
	($ in millions)
Total gains (losses) included in earnings for the period	$25	$78	$20	$—
Change in unrealized gains (losses) related to assets still held at reporting date	$21	$74	$20	$—

(b)
The values related to basis swaps were transferred from Level 3 to Level 2 as a result of our ability to begin using data readily available in the public market to corroborate our estimated fair values.

Qualitative and Quantitative Disclosures about Unobservable Inputs for Level 3 Fair Value Measurements
The significant unobservable inputs for Level 3 derivative contracts include unpublished forward prices of oil and natural gas, market volatility and credit risk of counterparties. Changes in these inputs impact the fair value measurement of our derivative contracts. For example, an increase or decrease in the forward prices and volatility of oil and natural gas prices decreases or increases the fair value of oil and natural gas derivatives, and adverse changes to our counterparties’ creditworthiness decreases the fair value of our derivatives. The following table presents quantitative information about Level 3 inputs used in the fair value measurement of our commodity derivative contracts at fair value as of March 31, 2016:

Instrument Type	Unobservable Input	Range	Weighted Average	Fair Value March 31, 2016
				($ in millions)
Oil trades(a)	Oil price volatility curves	26.58% – 37.92%	33.98%	$(4)
Supply contracts(b)	Oil price volatility curves	20.72% – 43.45%	25.61%	$317
Natural gas trades(a)	Natural gas price volatility curves	19.69% – 47.43%	32.54%	$(44)
___________________________________________

(a)	Fair value is based on an estimate derived from option models.

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
During the Current Quarter, we received proceeds of $140 million for the sale of oil and natural gas properties, partially offset by $78 million in post-close adjustments and other settlements for prior period divestitures. During the Prior Quarter, we received net proceeds of $21 million related to divestitures of noncore oil and natural gas properties.
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

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

As of March 31, 2016, our outstanding VPPs consisted of the following:

				Volume Sold
VPP #	Date of VPP	Location	Proceeds	Oil	Natural Gas	NGL	Total
			($ in millions)	(mmbbl)	(bcf)	(mmbbl)	(bcfe)
10	March 2012	Anadarko Basin Granite Wash	$744	3.0	87	9.2	160
9	May 2011	Mid-Continent	853	1.7	138	4.8	177
4	December 2008	Anadarko and Arkoma Basins	412	0.5	95	—	98
3	August 2008	Anadarko Basin	600	—	93	—	93
2	May 2008	Texas, Oklahoma and Kansas	622	—	94	—	94
1	December 2007	Kentucky and West Virginia	1,100	—	208	—	208
			$4,331	5.2	715	14.0	830
The volumes produced on behalf of our VPP buyers during the Current Quarter and the Prior Quarter were as follows:

	Three Months Ended March 31, 2016
VPP #	Oil	Natural Gas	NGL	Total
	(mbbl)	(bcf)	(mbbl)	(bcfe)
10	66.0	1.8	222.7	3.5
9	39.4	3.4	89.3	4.1
4	10.1	1.9	—	2.0
3	—	1.5	—	1.5
2	—	0.9	—	0.9
1	—	3.3	—	3.3
	115.5	12.8	312.0	15.3

	Three Months Ended March 31, 2015
VPP #	Oil	Natural Gas	NGL	Total
	(mbbl)	(bcf)	(mbbl)	(bcfe)
10	83.0	2.2	276.3	4.4
9	43.6	3.7	97.0	4.5
8(a)	—	14.0	—	14.0
4	11.0	2.1	—	2.1
3	—	1.7	—	1.7
2	—	1.1	—	1.1
1	—	3.5	—	3.5
	137.6	28.3	373.3	31.3
____________________________________________

(a)	VPP #8 expired in August 2015.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The volumes remaining to be delivered on behalf of our VPP buyers as of March 31, 2016 were as follows:

		Volume Remaining as of March 31, 2016
VPP #	Term Remaining	Oil	Natural Gas	NGL	Total
	(in months)	(mmbbl)	(bcf)	(mmbbl)	(bcfe)
10	71	0.9	27.7	3.4	53.9
9	59	0.6	55.7	1.5	68.3
4	9	—	5.4	—	5.6
3	40	—	16.0	—	16.0
2	37	—	8.9	—	8.9
1	81	—	75.0	—	75.0
		1.5	188.7	4.9	227.7

10.	Variable Interest Entities
We consolidate the activities of VIEs for which we are the primary beneficiary. In order to determine whether we own a variable interest in a VIE, we perform a qualitative analysis of the entity’s design, organizational structure, primary decision makers and relevant agreements.
Consolidated VIE
Chesapeake Granite Wash Trust. The Trust is considered a VIE due to the lack of voting or similar decision-making rights by its equity holders regarding activities that have a significant effect on the economic success of the Trust and because the royalty interest owners, other than Chesapeake, do not have the ability to exercise substantial liquidation rights. Our ownership in the Trust and our obligations under the development agreement and related drilling support lien constitute variable interests. We have determined that we are the primary beneficiary of the Trust because (i) we have the power to direct the activities that most significantly impact the economic performance of the Trust via our obligations to perform under the development agreement, and (ii) as a result of the subordination and incentive thresholds applicable to the subordinated units we hold in the Trust, we have the obligation to absorb losses and the right to receive residual returns that potentially could be significant to the Trust. As a result, we consolidate the Trust in our financial statements, and the common units of the Trust owned by third parties are reflected as a noncontrolling interest. As of March 31, 2016 and December 31, 2015, we had $260 million and $259 million, respectively, of noncontrolling interests on our condensed consolidated balance sheets attributable to the Trust. In the Current Quarter, we had a net loss of a nominal amount and in the Prior Quarter we had net income of $1 million attributable to the Trust’s noncontrolling interests recorded in our condensed consolidated statements of operations.
The Trust is a consolidated entity whose legal existence is separate from Chesapeake and our other consolidated subsidiaries, and the Trust is not a guarantor of any of Chesapeake’s debt. The creditors or beneficial holders of the Trust have no recourse to the general credit of Chesapeake; however, we have certain obligations to the Trust through the development agreement that are secured by a drilling support lien on our retained interest in the development wells up to a specified maximum amount recoverable by the Trust, which could result in the Trust acquiring all or a portion of our retained interest in the undeveloped portion of an area of mutual interest, if we do not meet our drilling commitment. In consolidation, as of March 31, 2016, $1 million of cash and cash equivalents, $488 million of proved oil and natural gas properties, $445 million of accumulated depreciation, depletion and amortization and $2 million of other current liabilities were attributable to the Trust. We have presented parenthetically on the face of the condensed consolidated balance sheets the assets of the Trust that can be used only to settle obligations of the Trust and the liabilities of the Trust for which creditors do not have recourse to the general credit of Chesapeake.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Unconsolidated VIE
Mineral Acquisition Company I, L.P. In 2012, MAC-LP, L.L.C., a wholly owned non-guarantor unrestricted subsidiary of Chesapeake, entered into a partnership agreement with KKR Royalty Aggregator LLC (KKR) to form Mineral Acquisition Company I, L.P. The purpose of the partnership was to acquire mineral interests, or royalty interests carved out of mineral interests, in oil and natural gas basins in the continental United States. The partnership was an unconsolidated VIE, and the carrying value of our equity investment was $10 million as of December 31, 2015. In the Current Quarter, we sold certain mineral interests held outside the partnership for approximately $9 million, and assigned our interest in the partnership to KKR, which eliminated our future commitments to acquire additional mineral interests. As a result of the transaction, we wrote off our equity investment and recognized a $10 million loss.

11.	Impairments
Impairments of Oil and Natural Gas Properties
Our proved oil and natural gas properties are subject to quarterly full cost ceiling tests. Under the ceiling test, capitalized costs, less accumulated amortization and related deferred income taxes, may not exceed an amount equal to the sum of the present value of estimated future net revenues (adjusted for cash flow hedges) less estimated future expenditures to be incurred in developing and producing the proved reserves, less any related income tax effects. Estimated future net revenues for the quarterly ceiling limit are calculated using the average of commodity prices on the first day of the month over the trailing 12-month period. In the Current Quarter and the Prior Quarter, capitalized costs of oil and natural gas properties exceeded the ceiling, resulting in an impairment in the carrying value of our oil and natural gas properties of $853 million and $4.976 billion, respectively. Cash flow hedges which relate to future periods increased the ceiling test impairment by $166 million and $195 million in the Current Quarter and the Prior Quarter, respectively. Based on the first-day-of-the-month prices we have received over the 11 months ended May 1, 2016, as well as the current strip price for June 2016, we expect to record another material write-down in the carrying value of our oil and natural gas properties in the second quarter of 2016. Further material write-downs in subsequent quarters will occur if the trailing 12-month commodity prices continue to fall as compared to the commodity prices used in prior quarters.
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

	Three Months Ended March 31,
	2016	2015
	($ in millions)
Natural gas compressors	$20	$—
Buildings and land	7	—
Other	11	4
Total impairments of fixed assets and other	$38	$4
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
A valuation allowance for deferred tax assets, including net operating losses, is recognized when it is more likely than not that some or all of the benefit from the deferred tax asset will not be realized. To assess that likelihood, we use estimates and judgment regarding our future taxable income, and we consider the tax consequences in the jurisdiction where the taxable income is generated, to determine whether a valuation allowance is required. The evidence can include our current financial position, our results of operations, both actual and forecasted, the reversal of deferred tax liabilities, and tax planning strategies as well as the current and forecasted business economics of our industry.
Based on our estimated operating results for the subsequent quarters, we project being in a net deferred tax asset position as of December 31, 2016. We believe it is more likely than not that these deferred tax assets will not be realized. Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of deferred tax assets. A significant piece of objective negative evidence evaluated is the projected cumulative loss incurred over the three-year period ending December 31, 2016. The objective negative evidence limits the ability to consider other subjective positive evidence, such as our projections for future growth. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income are increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as future expected growth.

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
Financial Assets (Liabilities). The following table provides fair value measurement information for the above-noted financial assets (liabilities) measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
		($ in millions)
As of March 31, 2016
Financial Assets (Liabilities):
Other current assets	$48	$—	$—	$48
Other current liabilities	(50)	—	—	(50)
Total	$(2)	$—	$—	$(2)

As of December 31, 2015
Financial Assets (Liabilities):
Other current assets	$50	$—	$—	$50
Other current liabilities	(51)	—	—	(51)
Total	$(1)	$—	$—	$(1)
See Note 3 for information regarding fair value measurement of our debt instruments. See Note 8 for information regarding fair value measurement of our derivatives.
Nonrecurring Fair Value Measurements
See Note 11 regarding nonrecurring fair value measurements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

14.	Segment Information
As of March 31, 2016, we have two reportable operating segments, each of which is managed separately because of the nature of its operations. The exploration and production operating segment is responsible for finding and producing oil, natural gas and NGL. The marketing, gathering and compression operating segment is responsible for marketing, gathering and compression of oil, natural gas and NGL.
Management evaluates the performance of our segments based upon income (loss) before income taxes. Revenues from the sale of oil, natural gas and NGL related to Chesapeake’s ownership interests by our marketing, gathering and compression operating segment are reflected as revenues within our exploration and production operating segment. These amounts totaled $783 million and $1.233 billion for the Current Quarter and the Prior Quarter, respectively.
During the Current Quarter, we changed the structure of our internal organization to include certain assets in our Exploration and Production reportable segment instead of our Other segment. Accordingly, this change has been reflected through retroactive revision of the segment information as of December 31, 2015. The following table presents selected financial information for Chesapeake’s operating segments:

	Exploration and Production	Marketing, Gathering and Compression	Other	Intercompany Eliminations	Consolidated Total
	($ in millions)
Three Months Ended March 31, 2016
Revenues	$993	$1,743	$—	$(783)	$1,953
Intersegment revenues	—	(783)	—	783	—
Total revenues	$993	$960	$—	$—	$1,953

Income (Loss) Before Income Taxes	$(895)	$40	$(9)	$(57)	$(921)

Three Months Ended March 31, 2015
Revenues	$1,520	$2,908	$—	$(1,210)	$3,218
Intersegment revenues	23	(1,233)	—	1,210	—
Total revenues	$1,543	$1,675	$—	$—	$3,218

Income (Loss) Before Income Taxes	$(5,349)	$4	$(14)	$267	$(5,092)

As of March 31, 2016
Total Assets	$12,624	$1,425	$1,468	$(160)	$15,357

As of December 31, 2015
Total Assets (as previously reported)	$11,776	$1,524	$4,325	$(311)	$17,314

As of December 31, 2015
Total Assets (as revised)	$14,610	$1,524	$1,491	$(311)	$17,314

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

15.	Condensed Consolidating Financial Information
Chesapeake Energy Corporation is a holding company and has no independent assets or operations. Our obligations under our outstanding senior notes and contingent convertible senior notes listed in Note 3 are fully and unconditionally guaranteed, jointly and severally, by certain of our 100% owned subsidiaries on a senior unsecured basis. Our non-guarantor subsidiaries are minor and, as such, we have not included condensed consolidating financial information.

16.	Recently Issued Accounting Standards
In May 2014, the FASB issued updated revenue recognition guidance to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and international financial reporting standards. The new standard requires the recognition of revenue to depict the transfer of promised goods to customers in an amount reflecting the consideration the company expects to receive in the exchange. The accounting standards update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, with early application not permitted. In July 2015, the FASB approved a one-year deferral of the effective date as well as permission to early adopt the new revenue recognition standard as of the original effective date. In March 2016, the FASB issued an update clarifying the implementation guidance on principal versus agent considerations. We are evaluating the impact of this guidance on our consolidated financial statements and related disclosures.
In February 2016, the FASB issued updated lease accounting guidance requiring companies to recognize the assets and liabilities for the rights and obligations created by long-term leases of assets on the balance sheet. The accounting standards update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. We are evaluating the impact of this guidance on our consolidated financial statements and related disclosures.
In March 2016, the FASB issued guidance for improvements to employee share-based payment accounting to simplify the accounting for share-based compensation. The new standard requires all excess tax benefits and reductions from differences between the deduction for tax purposes and the compensation cost recorded for financial reporting purposes be recognized as income tax expense or benefit in the income statement and not recognized as additional paid-in capital. The new standard also requires all excess tax benefits and deficiencies to be classified as operating activity included with income tax cash flows. For public business entities, the amendments are effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2016. Early adoption is permitted in any interim or annual period, with any adjustments reflected as of the beginning of the fiscal year of adoption. We have elected to early adopt the amendments in the Current Quarter. The cumulative-effect adjustment to retained earnings for all excess tax benefits not previously recognized as of the beginning period is fully offset by a corresponding change in the valuation allowance resulting in no change. The implementation of this guidance did not have a material impact on our consolidated financial statements and related disclosures.
In March 2016, the FASB issued new guidance that will result in fewer put or call options embedded in debt instruments qualifying for separate derivative accounting because companies will not be required to assess whether the contingent event, such as change in control or an IPO, is related to interest rates or credit risks. This standard is effective for fiscal years beginning after December 15, 2016, including interim periods within those years. We are evaluating the impact of this guidance on our consolidated financial statements and related disclosures.
In August 2014, the FASB issued updated guidance that requires management, for each annual and interim reporting period, to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. If management concludes that conditions or events raise substantial doubt about the entity’s ability to continue as a going concern, certain disclosures are required to be made within the footnotes to the consolidated financial statements. The amendments in this update are effective for annual periods ending after December 15, 2016 and interim periods thereafter, with early adoption permitted. We are evaluating the impact of this guidance on our consolidated financial statements and related disclosures.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

17.	Subsequent Events
In May 2016, we executed a sales agreement to sell approximately 42,000 net acres prospective for the STACK play in Oklahoma for approximately $470 million.
In April 2016, we further amended our revolving credit agreement. See Note 3 for further discussion of the terms of our credit facility.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Financial Data
The following table sets forth certain information regarding our production volumes, oil, natural gas and NGL sales, average sales prices received, and other operating income and expenses for the periods indicated:

	Three Months Ended March 31,
	2016	2015
Net Production:
Oil (mmbbl)	9	11
Natural gas (bcf)	276	264
NGL (mmbbl)	6	7
Oil equivalent (mmboe)(a)	61	62

Oil, Natural Gas and NGL Sales ($ in millions)(b):
Oil sales	$255	$486
Oil derivatives – realized gains (losses)(c)	73	235
Oil derivatives – unrealized gains (losses)(c)	(72)	(110)
Total oil sales	256	611
Natural gas sales	483	770
Natural gas derivatives – realized gains (losses)(c)	150	200
Natural gas derivatives – unrealized gains (losses)(c)	30	(164)
Total natural gas sales	663	806
NGL sales	74	126
Total NGL sales	74	126
Total oil, natural gas and NGL sales	$993	$1,543

Average Sales Price (excluding gains (losses) on derivatives):
Oil ($ per bbl)	$29.34	$44.33
Natural gas ($ per mcf)	$1.75	$2.92
NGL ($ per bbl)	$11.44	$18.40
Oil equivalent ($ per boe)	$13.28	$22.36
Average Sales Price (including realized gains (losses) on derivatives):
Oil ($ per bbl)	$37.74	$65.73
Natural gas ($ per mcf)	$2.29	$3.67
NGL ($ per bbl)	$11.44	$18.40
Oil equivalent ($ per boe)	$16.93	$29.40

	Three Months Ended March 31,
	2016	2015
Other Operating Income ($ in millions):
Marketing, gathering and compression net margin(d)(e)	$18	$(25)

Expenses ($ per boe):
Oil, natural gas and NGL production	$3.36	$4.84
Oil, natural gas and NGL gathering, processing and transportation	$7.88	$7.40
Production taxes	$0.30	$0.45
General and administrative(f)	$0.79	$0.91
Oil, natural gas and NGL depreciation, depletion and amortization	$4.43	$11.08
Depreciation and amortization of other assets	$0.48	$0.57
Interest expense(g)	$0.98	$0.98

Interest Expense ($ in millions):
Interest expense	$62	$62
Interest rate derivatives – realized (gains) losses(h)	$(3)	$(1)
Interest rate derivatives – unrealized (gains) losses(h)	$3	$(10)
Total interest expense	$62	$51
___________________________________________

(a)	Oil equivalent is based on six mcf of natural gas to one barrel of oil or one barrel of NGL. This ratio reflects an energy content equivalency and not a price or revenue equivalency.

(b)
Beginning in the 2015 fourth quarter, we reclassified our presentation of third party oil, natural gas and NGL gathering, processing and transportation costs to report the costs as a component of operating expenses in the accompanying statements of operations. Previously, these costs were reflected as deductions to oil, natural gas and NGL sales. The net effect of this reclassification did not impact our previously reported net income, stockholders’ equity or cash flows; however, previously reported oil, natural gas and NGL sales and consequently total revenues have increased from the previously reported amounts, and total operating expenses have increased by these same amounts.

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

(d)
Includes revenue and operating costs. See Depreciation and Amortization of Other Assets under Results of Operations for details of the depreciation and amortization associated with our marketing, gathering and compression segment.

(e)
For the Current Quarter, we recorded unrealized gains of $20 million on the fair value of our supply contract derivative. See Note 8 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for discussion related to this instrument.

(f)	Excludes restructuring and other termination costs.

(g)
Includes the effects of realized (gains) losses from interest rate derivatives, excludes the effects of unrealized (gains) losses from interest rate derivatives and is shown net of amounts capitalized.

(h)
Realized (gains) losses include interest rate derivative settlements related to current period interest and the effect of (gains) losses on early-terminated trades. Settlements of early-terminated trades are reflected in realized (gains) losses over the original life of the hedged item. Unrealized (gains) losses include changes in the fair value of open interest rate derivatives offset by amounts reclassified to realized (gains) losses during the period.

Overview
Chesapeake is currently the second-largest producer of natural gas and the 13th largest producer of oil and natural gas liquids (NGL) in the United States. We own interests in approximately 37,100 oil and natural gas wells and produced an average of approximately 672 mboe per day in the Current Quarter, net to our interest. We have a large and geographically diverse resource base of onshore U.S. unconventional natural gas and liquids assets. We have leading positions in the liquids-rich resource plays of the Eagle Ford Shale in South Texas; the Utica Shale in Ohio and Pennsylvania; the Anadarko Basin in northwestern Oklahoma and the Texas Panhandle; and the Niobrara Shale in the Powder River Basin in Wyoming. Our natural gas resource plays are the Haynesville/Bossier Shales in northwestern Louisiana and East Texas; the Marcellus Shale in the northern Appalachian Basin in Pennsylvania; and the Barnett Shale in the Fort Worth Basin of north-central Texas. We also own oil and natural gas marketing and natural gas gathering and compression businesses.
Our Strategy
Chesapeake’s strategy is focused on maximizing liquidity, improving margins and improving the value of our significant positions in premier U.S. onshore resource plays. We continue to apply financial discipline to all aspects of our business with the goal of increasing financial and operational flexibility through lower spending. Our capital program is focused on efficient investments that can improve our cash flow generating ability in a depressed commodity price environment. We intend to utilize fewer rigs in 2016 than we utilized in 2015; however, to improve cash flow, we anticipate increasing completion crews to capitalize on prior investments and generate revenues from initial production on new wells. We expect the suspension of dividend payments on our convertible preferred stock, the recent amendment to our senior revolving credit facility and the sales of assets that do not fit in our strategic priorities will provide additional liquidity. In addition, we are strengthening our balance sheet and improving our liquidity position by continuing to exchange or repurchase, at a discount, certain of our debt instruments.
Our substantial inventory of hydrocarbon resources, including our undeveloped acreage, provides a strong foundation to create future value. We have seen and continue to see increased efficiencies and operational improvements, including increased well productivity from larger completions and lower production declines due to a greater focus on strengthening our base production. Building on our strong and diverse asset base, we believe that our dedication to financial discipline, the flexibility of our capital program, and our continued focus on safety and environmental stewardship will provide opportunities to create value for Chesapeake and its stakeholders.
Operating Results
Our Current Quarter production of 61 mmboe consisted of 9 mmbbls of oil (14% on an oil equivalent basis), 276 bcf of natural gas (75% on an oil equivalent basis), and 6 mmbbls of NGL (11% on an oil equivalent basis). Our daily production for the Current Quarter averaged approximately 672 mboe, a decrease of 2% from the Prior Quarter. Compared to the Prior Quarter, average daily oil production decreased by 21%, or approximately 26 mbbls per day; average daily natural gas production increased by 4%, or approximately 105 mmcf per day; and average daily NGL production decreased by 7%, or approximately 5 mbbls per day. Our oil and NGL production decreased primarily as a result of the sale of certain of our Cleveland and Tonkawa assets in 2015 and a significant reduction in drilling activity. Adjusted for asset sales, our total daily production increased 1% in the Current Quarter compared to the Prior Quarter. Our oil, natural gas and NGL revenues (excluding gains or losses on oil and natural gas derivatives) decreased approximately $570 million to $812 million in the Current Quarter compared to $1.382 billion in the Prior Quarter, primarily due to significant decreases in the prices received for oil, natural gas and NGL sold. See Results of Operations below for additional details.
Capital Expenditures
Our drilling and completion capital expenditures during the Current Quarter were approximately $281 million and capital expenditures for the acquisition of unproved properties, geological and geophysical costs and other property and equipment were approximately $16 million, for a total of approximately $297 million. In the Current Quarter, we operated an average of eight rigs, a decrease of 46 rigs, or 85%, compared to the Prior Quarter. As a result of lower drilling and completion activity, drilling and completion expenditures decreased approximately $1.019 billion in the Current Quarter compared to the Prior Quarter. The level of capital expenditures for the acquisition of unproved properties, geological and geophysical costs and other property and equipment decreased approximately $47 million compared to the Prior Quarter.

Our capitalized interest was approximately $68 million and $123 million in the Current Quarter and the Prior Quarter, respectively. Including capitalized interest, total capital investments were approximately $365 million in the Current Quarter compared to $1.486 billion for the Prior Quarter, a decrease of 75%.
Based on planned activity levels for the remainder of 2016, we project that 2016 capital expenditures for drilling and completions, leasehold, geological and geophysical and other property and equipment will be $1.3 to $1.8 billion, inclusive of capitalized interest. The decrease from the $3.6 billion spent in 2015 is primarily driven by reduced activity as a result of continued lower forecasted oil and natural gas prices for the remainder of 2016. See Liquidity and Capital Resources for additional information on how we plan to fund our capital budget.
Strategic Developments
In April 2016, we further amended our revolving credit facility agreement. Pursuant to the amendment, our borrowing base was reaffirmed in the amount of $4.0 billion and our next scheduled borrowing base redetermination date was postponed until June 15, 2017, with the consenting lenders agreeing not to exercise their interim redetermination right prior to that date. The amendment also modifies the credit agreement to provide for, among other things, (i) the suspension or modification of certain financial covenants, and (ii) the granting of liens and security interests on substantially all of our assets, including mortgages encumbering 90% of our proved oil and gas properties that constitute borrowing base properties, all hedge contracts and personal property subject to certain agreed upon carve outs. See Note 3 of the notes to our condensed consolidated financial statements included in Item 1 of Part I for further discussion of the terms of our revolving credit facility.
In the Current Quarter, in addition to the repayment upon maturity of $259 million principal amount of our 3.25% Senior Notes due 2016 (together with $122 million principal amount repurchased in the open market for $115 million prior to maturity), we repurchased in the open market approximately $118 million principal amount of our outstanding 2.5% Contingent Convertible Senior Notes due 2037 (that could have been put to us in May 2017) for $63 million and $59 million principal amount of our outstanding 6.5% Senior Notes due 2017 for $36 million. Additionally, we privately negotiated an exchange of approximately $90 million principal amount of our outstanding 2.5% Contingent Convertible Senior Notes due 2037 for 14,699,368 common shares and $15 million principal amount of our outstanding 6.5% Senior Notes due 2017 for 2,555,979 common shares. We recorded a gain of approximately $100 million associated with these repurchases and exchanges.
In the Current Quarter, we amended certain of our firm transportation agreements in the Haynesville, Barnett and Eagle Ford operating areas, which will reduce our firm transportation volume commitments and fees. We estimate a benefit of approximately $650 million gross ($415 million net) over the term of the contracts, including $80 million gross ($50 million net) in lower unused demand charges for the underutilized capacity and lower transportation fees in 2016.
In the Current Quarter, we sold certain of our noncore assets for proceeds of approximately $140 million. In addition, subsequent to March 31, 2016, we sold certain of our noncore assets for proceeds of approximately $100 million. We have executed sales agreements for other asset divestitures with expected gross proceeds of approximately $920 million. In conjunction with certain of the executed agreements, we expect to repurchase four of our VPP transactions for approximately $245 million, based on current market prices. The acquired interests will in-turn be part of the pending asset divestitures discussed above and we will no longer have any further commitments or obligations in connection with the associated VPPs. The asset divestitures cover various operating areas. We continue to pursue the sales of assets that do not fit in our strategic priorities.
In the Current Quarter, we suspended dividend payments on our convertible preferred stock to provide additional liquidity in the currently depressed commodity environment.

Liquidity and Capital Resources
Liquidity Overview
Our ability to grow, make capital expenditures and service our debt depends primarily upon the prices we receive for the oil, natural gas and NGL we sell. Substantial expenditures are required to replace reserves, sustain production and fund our business plans. Historically, oil and natural gas prices have been very volatile, and may be subject to wide fluctuations in the future. The substantial decline in oil, natural gas and NGL prices from 2014 levels has negatively affected the amount of cash we have available for capital expenditures and debt service.
As of March 31, 2016, we had a cash balance of approximately $16 million compared to $825 million as of December 31, 2015, and we had a net working capital deficit of approximately $1.341 billion, compared to a net working capital deficit of approximately $1.205 billion as of December 31, 2015. Based on our cash balance, forecasted cash flows from operating activities and availability under our revolving credit facility, we expect to be able to fund our planned capital expenditures budget, meet our debt service requirements and fund our other commitments and obligations for the next 12 months. Oil and natural gas prices have a material impact on our financial position, results of operations, cash flows and quantities of reserves that may be economically produced. If depressed prices persist throughout 2017 and we are unable to restructure or refinance our debt or generate additional liquidity through other actions, our ability to comply with the financial covenants under our revolving credit facility and to make scheduled debt payments could be adversely impacted.
As discussed in Strategic Transactions above and in Note 3 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report, in April 2016, we further amended our revolving credit agreement to reaffirm our borrowing base, postpone our next scheduled borrowing base redetermination date and modify or suspend certain credit agreement financial covenants.
As of March 31, 2016, we had approximately $9.425 billion principal amount of debt outstanding, of which $1.625 billion matures or can be put to us in 2017 (including $344 million of maturities in January 2017, $902 million which can be put to us in May 2017 and $379 million of maturities in August 2017) and $878 million that matures or can be put to us in 2018. As of March 31, 2016, we had $367 million of outstanding borrowings under our revolving credit facility and had utilized approximately $619 million of the credit facility for various letters of credit (including the $461 million supersedeas bond with respect to the 2019 Notes litigation). See Note 3 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion of our debt obligations, including principal and carrying amounts of our notes.
As operator of a substantial portion of our oil and natural gas properties under development, we have significant control and flexibility over the development plan and the associated timing, enabling us to reduce at least a portion of our capital spending as needed. We have reduced our budgeted 2016 capital expenditures, inclusive of capitalized interest, to $1.3 - $1.8 billion, a significant reduction from our 2015 capital spending level of $3.6 billion. We currently plan to use cash flow from operations, cash on hand and our revolving credit facility to fund our capital expenditures during 2016. We expect to generate additional liquidity with proceeds from potential sales of assets that we determine do not fit our strategic priorities. Management continues to review operational plans for the remainder of 2016 and beyond, which could result in changes to projected capital expenditures and revenues from sales of oil, natural gas and NGL. We closely monitor the amounts and timing of our sources and uses of funds, particularly as they affect our ability to maintain compliance with the financial covenants of our revolving credit facility.
Since December 2015, Moody’s Investor Services, Inc. has lowered our senior unsecured credit rating from “Ba3” to “Caa3”, and Standard & Poor’s Rating Services has lowered our senior unsecured credit rating from “BB-” to “CC”. Some of our counterparties have requested or required us to post collateral as financial assurance of our performance under certain contractual arrangements, such as gathering, processing, transportation and hedging agreements. As of May 3, 2016, we have received requests to post approximately $281 million in collateral under such arrangements, of which we have posted approximately $247 million (excluding the supersedeas bond with respect to the 2019 Notes). We have posted the required collateral, primarily in the form of letters of credit and cash, or are otherwise complying with these contractual requests for collateral. We may be requested or required by other counterparties to post additional collateral in an aggregate amount of approximately $696 million, which may be in the form of additional letters of credit, cash or other acceptable collateral. However, we have substantial long-term business relationships with each of these counterparties, and we may be able to mitigate any collateral requests through ongoing business arrangements and by offsetting amounts that the counterparty owes us. Any posting of additional collateral consisting of cash or letters of credit, which would reduce availability under our credit facility, will negatively impact our liquidity.

In addition, during 2016, we may be required to pay up to $440 million, an amount which has been fully accrued on our condensed consolidated balance sheets, in connection with the judgment against us related to the redemption at par value of our 6.775% Senior Notes due 2019. In connection with our appeal of the decision by the U.S. District Court for the Southern District of New York regarding the redemption, we posted a supersedeas bond in the amount of $461 million in July 2015, which is reflected as an outstanding letter of credit under our credit facility.
We may seek to access the capital markets to refinance a portion of our outstanding indebtedness and improve our liquidity. We have historically used the debt capital markets, our most efficient method of raising capital, to supplement our liquidity needs. However, access to funds obtained through the high-yield debt market, particularly in the energy sector, has been severely constrained by a variety of market factors that could hinder our ability to raise new capital. We do not believe the high-yield debt market is currently accessible to us at favorable terms, and our accessibility may not improve during the remainder of 2016.
To add more certainty to our future estimated cash flows by mitigating our downside exposure to lower commodity prices, as of May 3, 2016, we have downside price protection, through open swaps, on approximately 69% of our projected remaining 2016 oil production at an average price of $46.32 per bbl. We also have downside price protection, through open swaps, on approximately 64% of our projected remaining 2016 natural gas production at an average price of $2.71 per mcf. In addition, in exchange for a higher price on certain of our natural gas swaps, we have sold certain call options that allow the counterparty to double the notional amount on existing fixed-price swaps. We also have downside price protection, through open swaps, on approximately 38% of our projected remaining 2016 NGL production at average prices of $0.17 per gallon of ethane and $0.46 per gallon of propane.
We have taken measures to mitigate the liquidity concerns facing us for the next 12 months, including mitigating a portion of our downside exposure to lower commodity prices through derivative contracts, the suspension of payment of dividends on our convertible preferred stock and the April 2016 amendment to our revolving credit facility; however, there can be no assurance that these measures will satisfy our needs. Further, our ability to generate operating cash flow in the current commodity price environment, sell assets, access capital markets or take any other action to improve our liquidity and manage our debt is subject to the risks discussed above and the other risks and uncertainties that exist in our industry, some of which we may not be able to anticipate at this time or control. If commodity prices decrease, or if we fail to complete significant asset sales, access the capital markets on favorable terms or take other actions to improve our liquidity, we may not be able to fund budgeted capital expenditures or meet our debt service requirements in 2017 or beyond.
Sources of Funds
The following table presents the sources of our cash and cash equivalents for the Current Quarter and the Prior Quarter.

	Three Months Ended March 31,
	2016	2015
	($ in millions)
Cash Provided by (Used In) Operating Activities	$(421)	$423
Proceeds from credit facility borrowings, net	367	—
Divestitures of proved and unproved properties	62	21
Sales of other property and equipment	9	2
Total sources of cash and cash equivalents	$17	$446
Cash used in operating activities was $421 million in the Current Quarter compared to $423 million of cash provided by operating activities in the Prior Quarter. The decrease in cash provided by operating activities from the Current Quarter to the Prior Quarter is primarily the result of lower realized prices for the oil, natural gas and NGL we sold, partially offset by decreases in certain of our operating expenses. Additionally, the Current Quarter deficit is due to the use of cash for our working capital needs. Changes in cash flow from operations are largely due to the same factors that affect our net income, excluding various non-cash items such as depreciation, depletion and amortization, impairments, gains or losses on sales of fixed assets, deferred income taxes and mark-to-market changes in our derivative instruments. See further discussion below under Results of Operations.

We currently plan to use cash flow from operations, cash on hand and our revolving credit facility to fund our capital expenditures during 2016. We expect to generate additional liquidity with proceeds from potential sales of assets that we have determined are noncore or do not fit our long-term plans. We borrowed $515 million and repaid $148 million under our revolving credit facility in the Current Quarter and had no borrowings or repayments in the Prior Quarter.
Uses of Funds
The following table presents the uses of our cash and cash equivalents for the Current Quarter and the Prior Quarter:

	Three Months Ended March 31,
	2016	2015
	($ in millions)
Oil and Natural Gas Expenditures:
Drilling and completion costs(a)	$265	$1,306
Acquisitions of proved and unproved properties	3	20
Interest capitalized on unproved leasehold	64	108
Total oil and natural gas expenditures	332	1,434
Other Uses of Cash and Cash Equivalents:
Cash paid to repurchase debt	472	—
Additions to other property and equipment	10	58
Dividends paid	—	102
Distributions to noncontrolling interest owners	5	29
Additions to investments	—	1
Other	7	23
Total other uses of cash and cash equivalents	494	213
Total uses of cash and cash equivalents	$826	$1,647
___________________________________________

(a)	Net of $51 million in drilling and completion carries received from our joint venture partners during the Prior Quarter.
Our primary use of funds is for capital expenditures for drilling and completion costs on our oil and natural gas properties. Our drilling and completion costs decreased primarily as a result of significantly decreased activity. During the Current Quarter, our average operated rig count was eight rigs compared to an average operated rig count of 54 rigs in the Prior Quarter.
In the Current Quarter, we used $472 million of cash to reduce $558 million principal amount of debt. In addition to the repayment at maturity of $259 million principal amount of our 3.25% Senior Notes due 2016, we repurchased in the open market approximately $118 million principal amount of our 2.5% Contingent Convertible Notes due 2037 (that could have been put to us in May 2017) for $63 million, $122 million principal amount of our 3.25% Senior Notes due 2016 for $115 million (prior to maturity) and $59 million principal amount of our 6.5% Senior Notes due 2017 for $36 million.
We paid dividends on our preferred stock of $43 million in the Prior Quarter and we paid dividends on our common stock of $59 million in the Prior Quarter. We eliminated common stock dividends effective in the 2015 third quarter and suspended preferred stock dividends effective in the 2016 first quarter.
Revolving Credit Facility
We have a $4.0 billion senior secured revolving credit facility that matures in December 2019. As of March 31, 2016, we had $367 million of outstanding borrowings under the credit facility and had used $619 million of the credit facility for various letters of credit (including the $461 million supersedeas bond with respect to the 2019 Notes litigation). See Liquidity Overview above for additional information on our collateral postings. Borrowings under the facility bear interest at a variable rate. We are required to secure our obligations under the facility with liens on certain of our oil and natural gas properties, with the liens to be released upon the satisfaction of specific conditions. The applicable interest rates under the facility fluctuate based on the percentage of the borrowing base used. As of March 31, 2016, the financial covenants required us to maintain, as of the last day of each fiscal quarter, a net debt to capitalization ratio (as defined in the credit agreement) that does not exceed 65%, and while the obligations are secured (i) a first lien secured leverage ratio (as defined in the credit agreement) of no more than 3.5 to 1.0 through 2017 and 3.0 to 1.0 thereafter and (ii) and an interest coverage ratio (as defined in the credit agreement) of at least 1.1 to 1.0 through the first quarter of 2017, increasing to 1.25 to 1.0 by the end of 2017. As of March 31, 2016, our net debt to capitalization ratio was approximately 36%, our first lien secured leverage ratio was approximately 0.61 to 1.0 and our interest rate coverage ratio was approximately 2.69 to 1.0. As of March 31, 2016, we were in compliance with all financial covenants under the credit agreement. In April 2016, we amended our credit facility to provide covenant relief and affirm our $4.0 billion borrowing base. See Note 3 of the notes to our condensed consolidated financial statements included in Item 1 of Part I for further discussion of the terms of the credit facility and April 2016 amendment.
Hedging Arrangements
In February 2016, our multi-counterparty secured hedging facility was terminated and all liens on the collateral securing the hedging facility were released. In April 2015, we began using bilateral hedging arrangements. For discussion of our bilateral hedging agreements, see Note 8 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report.
Senior Note Obligations
Our senior note obligations consisted of the following as of March 31, 2016:

	March 31, 2016
	Principal Amount	Carrying Amount
	($ in millions)
6.25% euro-denominated senior notes due 2017(a)	$344	$344
6.5% senior notes due 2017	379	379
7.25% senior notes due 2018	538	538
Floating rate senior notes due 2019	1,104	1,104
6.625% senior notes due 2020	822	822
6.875% senior notes due 2020	304	304
6.125% senior notes due 2021	589	589
5.375% senior notes due 2021	286	286
4.875% senior notes due 2022	639	639
8.00% senior secured second lien notes due 2022	2,425	3,542
5.75% senior notes due 2023	384	384
2.75% contingent convertible senior notes due 2035(b)	2	2
2.5% contingent convertible senior notes due 2037(b)(c)	902	846
2.25% contingent convertible senior notes due 2038(b)(c)	340	293
Debt issuance costs	—	(38)
Discount on senior notes	—	(3)
Interest rate derivatives(d)	—	7
Total senior notes, net	9,058	10,038
Less current maturities of long-term debt, net(e)	(344)	(343)
Total long-term senior notes, net	$8,714	$9,695
___________________________________________

(a)
The principal amount shown is based on the exchange rate of $1.1380 to €1.00 as of March 31, 2016. See Note 8 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for information on our related foreign currency derivatives.

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

(c)	Discount as of March 31, 2016 included $103 million associated with the equity component of our contingent convertible senior notes.

(d)	See Note 8 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for discussion related to these instruments.

(e)	Includes the carrying amount of our 6.25% Euro-denominated Senior Notes due 2017.
For further discussion and details regarding our senior notes and contingent convertible senior notes, see Note 3 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report.
Credit Risk
Derivative instruments that enable us to manage our exposure to oil, natural gas and NGL prices, as well as to interest rate and foreign currency volatility, expose us to credit risk from our counterparties. To mitigate this risk, we enter into derivative contracts only with counterparties that are rated investment grade and deemed by management to be competent and competitive market makers, and we attempt to limit our exposure to non-performance by any single counterparty. As of March 31, 2016, our oil, natural gas, interest rate and supply contract derivative instruments were spread among 13 counterparties. We also deposited available cash balances with many of these same counterparties as well as other relationship banks. Additionally, the counterparties under our commodity hedging arrangements are required to secure their obligations in excess of defined thresholds.
Our accounts receivable are primarily from purchasers of oil, natural gas and NGL ($664 million as of March 31, 2016) and exploration and production companies that own interests in properties we operate ($158 million as of March 31, 2016). This industry concentration has the potential to impact our overall exposure to credit risk, either positively or negatively, in that our customers and joint working interest owners may be similarly affected by changes in economic, industry or other conditions. We generally require letters of credit or parent guarantees for receivables from parties which are judged to have sub-standard credit, unless the credit risk can otherwise be mitigated. During the Current Quarter and the Prior Quarter, we recognized nominal amounts of bad debt expense related to potentially uncollectible receivables.
Contractual Obligations and Off-Balance Sheet Arrangements
From time to time, we enter into arrangements and transactions that can give rise to contractual obligations and off-balance sheet commitments. As of March 31, 2016, these arrangements and transactions included (i) operating lease agreements, (ii) volumetric production payments (VPPs) (to purchase production and pay related production expenses and taxes in the future), (iii) open purchase commitments, (iv) open delivery commitments, (v) open drilling commitments, (vi) undrawn letters of credit, (vii) open gathering and transportation commitments, and (viii) various other commitments we enter into in the ordinary course of business that could result in a future cash obligation. See Notes 4 and 9 of the notes to our condensed consolidated financial statements included in Item 1 of this report for further discussion of commitments and VPPs, respectively.
Results of Operations – Three Months Ended March 31, 2016 vs. March 31, 2015
General. For the Current Quarter, Chesapeake had a net loss of $921 million, or $1.44 per diluted common share, on total revenues of $1.953 billion. This compares to a net loss of $3.720 billion, or $5.72 per diluted common share, on total revenues of $3.218 billion for the Prior Quarter. The net losses in the Current Quarter and the Prior Quarter were primarily driven by impairments of our oil and natural gas properties. See Impairment of Oil and Natural Gas Properties below. The decrease in total revenues in the Current Quarter was primarily driven by decreases in the prices we received for our oil, natural gas and NGL production and the prices our marketing affiliate received for oil, natural gas and NGL production sold on behalf of third-party producers.
Oil, Natural Gas and NGL Sales. During the Current Quarter, oil, natural gas and NGL sales were $993 million compared to $1.543 billion in the Prior Quarter. In the Current Quarter, Chesapeake sold 61 mmboe for $812 million at a weighted average price of $13.28 per boe (excluding the effect of derivatives), compared to 62 mmboe sold in the Prior Quarter for $1.382 billion at a weighted average price of $22.36 per boe (excluding the effect of derivatives). The decrease in the price received per boe in the Current Quarter compared to the Prior Quarter resulted in a $556 million decrease in revenues, and decreased sales volumes resulted in a $14 million decrease in revenues, for a total decrease in revenues of $570 million (excluding the effect of derivatives).

For the Current Quarter, our average price received per barrel of oil (excluding the effect of derivatives) was $29.34, compared to $44.33 in the Prior Quarter. Natural gas prices received per mcf (excluding the effect of derivatives) were $1.75 in the Current Quarter and $2.92 in the Prior Quarter. NGL prices received per barrel (excluding the effect of derivatives) were $11.44 in the Current Quarter and $18.40 in the Prior Quarter.
Gains and losses from our oil and natural gas derivatives resulted in a net increase in oil, natural gas and NGL revenues of $181 million in the Current Quarter and $161 million in the Prior Quarter, respectively. See Item 3. Quantitative and Qualitative Disclosures About Market Risk in Part I of this report for a complete listing of all of our derivative instruments as of March 31, 2016.
A change in oil, natural gas and NGL prices has a significant impact on our revenues and cash flows. Assuming our Current Quarter production levels and without considering the effect of derivatives, an increase or decrease of $1.00 per barrel of oil sold would result in an increase or decrease in Current Quarter revenues of approximately $9 million, an increase or decrease of $0.10 per mcf of natural gas sold would result in an increase or decrease in Current Quarter revenues of approximately $28 million and an increase or decrease of $1.00 per barrel of NGL sold would result in an increase or decrease Current Quarter revenues of $6 million.
The following tables show production and average sales prices received by our operating divisions for the Current Quarter and the Prior Quarter:

	Three Months Ended March 31, 2016
	Oil		Natural Gas		NGL		Total
	(mmbbl)	($/bbl)(a)	(bcf)	($/mcf)(a)	(mmbbl)	($/bbl)(a)	(mmboe)%		($/boe)(a)
Southern(b)	6.6	30.25	141.4	1.82	3.1	10.22	33.2	54	14.68
Northern(c)	2.1	26.54	134.8	1.68	3.3	12.56	27.9	46	11.62
Total	8.7	29.34	276.2	1.75	6.4	11.44	61.1	100%	13.28

	Three Months Ended March 31, 2015
	Oil		Natural Gas		NGL		Total
	(mmbbl)	($/bbl)(a)	(bcf)	($/mcf)(a)	(mmbbl)	($/bbl)(a)	(mmboe)%		($/boe)(a)
Southern(b)	9.3	45.98	141.7	2.88	3.9	15.25	36.8	60	24.27
Northern(c)	1.7	35.49	122.1	2.96	2.9	22.66	25.0	40	19.55
Total	11.0	44.33	263.8	2.92	6.8	18.40	61.8	100%	22.36
___________________________________________

(a)
Average sales prices exclude gains (losses) on derivatives. The decrease in the average sales price for our oil sold in the Current Quarter as compared to the Prior Quarter was primarily driven by lower crude oil prices. The decrease in the average sales price for our natural gas sold in the Current Quarter as compared to the Prior Quarter was primarily driven by lower natural gas prices. The decrease in the average sales price for our NGL sold in the Current Quarter as compared to the Prior Quarter was primarily driven by lower NGL prices.

(b)
Our Southern Division includes the Eagle Ford and Anadarko Basin liquids plays and the Haynesville/Bossier and Barnett natural gas shale plays. The Eagle Ford Shale accounted for approximately 24% of our estimated proved reserves by volume as of December 31, 2015. Eagle Ford Shale production for the Current Quarter and the Prior Quarter was 8.3 mmboe and 10.2 mmboe, respectively.

(c)
Our Northern Division includes the Utica and Niobrara liquids plays and the Marcellus natural gas play. The Utica Shale accounted for approximately 18% of our estimated proved reserves by volume as of December 31, 2015. Utica Shale production for the Current Quarter and the Prior Quarter was 12.5 mmboe and 9.9 mmboe, respectively. The Marcellus Shale accounted for approximately 17% of our estimated proved reserves by volume as of December 31, 2015. Marcellus Shale production for the Current Quarter and the Prior Quarter was 13.1 mmboe, and 12.5 mmboe, respectively.

Our average daily production of 672 mboe for the Current Quarter consisted of approximately 96 mbbls of oil (14% on an oil equivalent basis), approximately 3.0 bcf of natural gas (75% on an oil equivalent basis) and approximately 71 mbbls of NGL (11% on an oil equivalent basis). Oil production decreased by 21% year over year primarily as a result of the sale of certain of our Cleveland and Tonkawa assets in 2015 and a significant reduction in drilling activity. Natural gas production increased by 4% and NGL production decreased by 7%.

Excluding the impact of derivatives, our percentage of revenues from oil, natural gas and NGL is shown in the following table:

	Three Months Ended March 31,
	2016	2015
Oil	31%	35%
Natural gas	60%	56%
NGL	9%	9%
Total	100%	100%
Marketing, Gathering and Compression Revenues and Expenses. Marketing, gathering and compression revenues consist of third-party revenues as well as fair value adjustments on our supply contract derivatives (see Note 8 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for additional information on our supply contract derivatives). Expenses related to our marketing, gathering and compression operations consist of third-party expenses and exclude depreciation and amortization, general and administrative expenses, impairments of fixed assets and other, net gains or losses on sales of fixed assets and interest expense. See Depreciation and Amortization of Other Assets below for the depreciation and amortization recorded on our marketing, gathering and compression assets. Chesapeake recognized $960 million in marketing, gathering and compression revenues in the Current Quarter, of which $20 million related to unrealized gains on the fair value of our supply contract derivative, with corresponding expenses of $942 million, for a net margin before depreciation of $18 million. This compares to revenues of $1.675 billion, expenses of $1.700 billion and a net loss before depreciation of $25 million in the Prior Quarter. Revenues and expenses decreased in the Current Quarter compared to the Prior Quarter primarily as a result of lower oil, natural gas and NGL prices paid and received in our marketing operations. The margin increase in the Current Quarter as compared to the Prior Quarter was primarily the result of an unrealized gain on the fair value adjustment on our supply contract derivative, partially offset by lower compression margins as a result of the sale of a significant portion of our compression assets in 2015.
Oil, Natural Gas and NGL Production Expenses. Production expenses, which include lifting costs and ad valorem taxes, were $206 million in the Current Quarter, compared to $299 million in the Prior Quarter. On a unit-of-production basis, production expenses were $3.36 per boe in the Current Quarter compared to $4.84 per boe in the Prior Quarter. The absolute and per unit decrease in the Current Quarter was primarily the result of operating efficiencies across most of our operating areas. Production expenses in the Current Quarter and the Prior Quarter included approximately $13 million and $33 million, or $0.21 and $0.53 per boe, respectively, associated with VPP production volumes. We anticipate a continued decrease in production expenses associated with VPP production volumes as the contractually scheduled volumes under our VPP agreements decrease and operating efficiencies generally improve. In addition, one of our VPPs expired in 2015.
Oil, Natural Gas, and NGL Gathering, Processing and Transportation Expenses. Oil, natural gas and NGL gathering, processing and transportation expenses were $482 million in the Current Quarter compared to $458 million in the Prior Quarter. On a unit-of-production basis, gathering, processing and transportation expenses were $7.88 per boe in the Current Quarter compared to $7.40 per boe in the Prior Quarter. Certain of our gathering agreements require us to pay the service provider a fee for any production shortfall below certain annual minimum gathering volume commitments and we anticipate incurring shortfall fees in the 2016 fourth quarter based on current production estimates. A summary of oil, natural gas and NGL gathering, processing and transportation expenses by product is shown below.

	Three Months Ended March 31,
	2016	2015
Oil ($ per bbl)	$3.29	$3.16
Natural gas ($ per mcf)	$1.46	$1.42
NGL ($ per bbl)	$7.59	$6.99

Production Taxes. Production taxes were $18 million in the Current Quarter compared to $28 million in the Prior Quarter. On a unit-of-production basis, production taxes were $0.30 per boe in the Current Quarter compared to $0.45 per boe in the Prior Quarter. In general, production taxes are calculated using value-based formulas that produce lower per unit costs when oil, natural gas and NGL prices are lower. The absolute and per unit decrease in production taxes in the Current Quarter was primarily due to lower prices received for oil, natural gas and NGL. Production taxes in the Current Quarter and the Prior Quarter included approximately $1 million and $2 million, or $0.02 and $0.03 per boe, respectively, associated with VPP production volumes. We anticipate a continued decrease in production tax expenses associated with VPP production volumes as the contractually scheduled volumes under our VPP agreements decrease.
General and Administrative Expenses. General and administrative expenses were $48 million in the Current Quarter and $56 million in the Prior Quarter, or $0.79 and $0.91 per boe, respectively. The absolute and per unit expense decrease in the Current Quarter was primarily due to reduced overhead as a result of our workforce reduction in the 2015 third quarter and our continuing efforts to reduce other administrative expenses.
Chesapeake follows the full cost method of accounting under which all costs associated with oil and natural gas property acquisition, drilling and completion activities are capitalized. We capitalize internal costs that can be directly identified with the acquisition of leasehold, as well as drilling and completion activities, and do not include any costs related to production, general corporate overhead or similar activities. We capitalized $37 million and $48 million of internal costs in the Current Quarter and the Prior Quarter, respectively, directly related to our leasehold acquisition and drilling and completion efforts.
Restructuring and Other Termination Costs. We recorded credits of $10 million in the Prior Quarter for restructuring and other termination costs. The credits were primarily related to negative fair value adjustments to PSUs granted to former executives of the Company, which corresponded to a decrease in the trading price of our common stock.
Provision for Legal Contingencies. In the Current Quarter and the Prior Quarter, we recorded $22 million and $25 million, respectively, for legal contingencies. The Current Quarter provision consisted of accruals for loss contingencies primarily related to royalty claims. See Note 4 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion of royalty claims. The Prior Quarter amount is related to the resolution in April 2015 of litigation we were defending against the state of Michigan.
Oil, Natural Gas and NGL Depreciation, Depletion and Amortization. Depreciation, depletion and amortization (DD&A) of oil, natural gas and NGL properties was $271 million and $684 million in the Current Quarter and the Prior Quarter, respectively. The average DD&A rate per boe, which is a function of capitalized costs, future development costs and the related underlying reserves in the periods presented, was $4.43 and $11.08 in the Current Quarter and the Prior Quarter, respectively. The absolute and per unit decrease in the Current Quarter was the result of a lower amortization base, which is due to the 2015 impairments of our oil and natural gas properties.

Depreciation and Amortization of Other Assets. Depreciation and amortization of other assets was $29 million in the Current Quarter compared to $35 million in the Prior Quarter. On a unit-of-production basis, depreciation and amortization of other assets was $0.48 per boe in the Current Quarter compared to $0.57 per boe in the Prior Quarter. Property and equipment costs are depreciated on a straight-line basis over the estimated useful lives of the assets. The following table shows depreciation expense by asset class for the Current Quarter and the Prior Quarter and the estimated useful lives of these assets.

	Three Months Ended, March 31,		Estimated Useful Life
	2016	2015
	($ in millions)		(in years)
Buildings and improvements	$10	$10	10 – 39
Natural gas compressors(a)	8	10	3 – 20
Computers and office equipment	4	7	3 – 7
Vehicles	1	3	0 – 7
Natural gas gathering systems and treating plants(a)	3	3	20
Other	3	2	2 – 20
Total depreciation and amortization of other assets	$29	$35
___________________________________________

(a)	Included in our marketing, gathering and compression operating segment.
Impairment of Oil and Natural Gas Properties. Our oil and natural gas properties are subject to quarterly full cost ceiling tests. Under the ceiling test, capitalized costs, less accumulated amortization and related deferred income taxes, may not exceed an amount equal to the sum of the present value of estimated future net revenues (adjusted for cash flow hedges) less estimated future expenditures to be incurred in developing and producing the proved reserves, less any related income tax effects. For the Current Quarter and the Prior Quarter, capitalized costs of oil and natural gas properties exceeded the ceiling, resulting in impairments of the carrying value of our oil and natural gas properties of $853 million and $4.976 billion, respectively. Cash flow hedges related to future periods increased the ceiling test impairment by $166 million and $195 million in the Current Quarter and the Prior Quarter, respectively.
As of March 31, 2016, the present value of estimated future net revenue of our proved reserves, discounted at an annual rate of 10%, was $4.007 billion. Estimated future net revenue represents the estimated future gross revenue to be generated from the production of proved reserves, net of estimated production, gathering, processing, transportation and future development costs, using prices and costs under existing economic conditions as of that date. The prices used in the present value calculation as of March 31, 2016 were $46.26 per bbl of oil and $2.40 per mcf of natural gas, before price differential adjustments. Based on the first-day-of-the-month index prices we have received over the 11 months ended May 1, 2016, as well as the current strip price for June 2016, we reasonably expect a decrease of approximately $3.40 per barrel of oil and $0.16 per mcf of natural gas in the prices we will be using to calculate the estimated future net revenue of our proved reserves as of June 30, 2016, and such decreases are expected to reduce the present value of estimated future net revenue of our proved reserves by approximately $1.2 billion in the 2016 second quarter and includes the expected negative price-related revisions to reserve volumes discussed below. Such decrease is likely to be a significant factor in the amount of impairment recorded for the quarter ending June 30, 2016. Further material write-downs in subsequent quarters will occur if the trailing 12-month commodity prices continue to fall as compared to the commodity prices used in prior quarters.
Deterioration in commodity prices also impacts estimated quantities of proved reserves. In the Current Quarter, we recognized negative reserve revisions to our year-end 2015 estimated proved reserves of approximately 9% due to lower commodity prices. Based on first-of-the-month index prices for April and May 2016, as well as the current strip prices for June 2016, we reasonably expect negative price-related revisions to our June 30, 2016 estimated total proved reserves (developed and undeveloped) of approximately 16%, and if prices continue to decline we expect to have additional negative price-related revisions in the future. We do not expect these negative price-related revisions and 2016 production to be fully offset by reserve additions.

Impairments of Fixed Assets and Other. In the Current Quarter and the Prior Quarter, we recognized $38 million and $4 million, respectively, of fixed asset impairment losses and other charges. The Current Quarter amount primarily related to impairments of certain of our buildings, land and compressors as well as charges incurred for terminating drilling contracts as a result of the decline in oil and natural gas prices. The Prior Quarter amount related to charges incurred for terminating drilling contracts.
Net (Gains) Losses on Sales of Fixed Assets. In the Current Quarter, net gains on sales of fixed assets were $4 million compared to net losses of $3 million in the Prior Quarter. The Current Quarter and the Prior Quarter amounts primarily related to the sale of buildings, land and other property and equipment.
Interest Expense. Interest expense was $62 million in the Current Quarter compared to $51 million in the Prior Quarter as follows:

	Three Months Ended March 31,
	2016	2015
	($ in millions)
Interest expense on senior notes	$115	$171
Amortization of loan discount, issuance costs and other	10	11
Interest expense on credit facilities	5	3
Realized gains on interest rate derivatives(a)	(3)	(1)
Unrealized (gains) losses on interest rate derivatives(b)	3	(10)
Capitalized interest	(68)	(123)
Total interest expense	$62	$51

Average senior notes borrowings	$9,567	$11,798
Average credit facilities borrowings	$69	$—
___________________________________________

(a)
Includes settlements related to the interest accrual for the current period and the effect of (gains) losses on early-terminated trades. Settlements of early-terminated trades are reflected in realized (gains) losses over the original life of the hedged item.

(b)	Includes changes in the fair value of open interest rate derivatives offset by amounts reclassified to realized (gains) losses during the current period.
The increase in the Current Quarter interest expense was primarily due to a decrease in capitalized interest and a decrease in unrealized gains on interest rate derivatives, partially offset by a decrease in senior note interest expense. The decrease in capitalized interest resulted from a lower average balance of our unproved oil and natural gas properties, the primary asset on which interest is capitalized. The decrease in senior note interest expense is primarily due to interest on our second lien notes being accounted for as a reduction in the carrying value of debt instead of interest expense as a result of troubled debt restructuring accounting rules. Interest expense, excluding unrealized gains or losses on interest rate derivatives and net of amounts capitalized, was $0.98 per boe in both the Current Quarter and the Prior Quarter.
Losses on Investments. Losses on investments of $7 million in the Prior Quarter were primarily related to our equity investments in FTS International, Inc. and Sundrop Fuels, Inc.
Loss on Sale of Investment. In the Current Quarter, we sold certain of our mineral interests and assigned our partnership interest in Mineral Acquisition Company I, L.P. to KKR Royalty Aggregator LLC. As a result of the transaction, we wrote off our equity investment and recognized a $10 million loss.

Gains on Purchases or Exchanges of Debt. In the Current Quarter, we repurchased in the open market approximately $118 million principal amount of our 2.5% Contingent Convertible Notes due 2037 (that could have been put to us in May 2017) for $63 million in cash, $122 million principal amount of our 3.25% Senior Notes due 2016 for $115 million in cash and $59 million principal amount of our 6.5% Senior Notes due 2017 for $36 million in cash. Additionally, we privately negotiated an exchange of approximately $90 million principal amount of our outstanding 2.5% Contingent Convertible Notes due 2037 for 14,699,368 common shares and $15 million principal amount of our outstanding 6.5% Senior Notes due 2017 for 2,555,979 common shares. We recorded a gain of approximately $100 million associated with these repurchases and exchanges of debt.
Other Income. Other income was $3 million in the Current Quarter, consisting of $1 million of interest income and $2 million of miscellaneous income. In the Prior Quarter, other income was $6 million and consisted of $1 million of interest income and $5 million of miscellaneous income.
Income Tax Benefit. Chesapeake recorded an income tax benefit of $1.372 billion in the Prior Quarter. Our effective income tax rate was 0.0% in the Current Quarter and 26.9% in the Prior Quarter. The decrease in the effective income tax rate from the Prior Quarter to the Current Quarter is primarily due to the tax benefit at expected rates being fully offset by a change in our valuation allowance. Further, our effective tax rate can fluctuate as a result of the impact of state income taxes and permanent differences. See Note 12 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for a discussion of income tax expense (benefit).
Net Income Attributable to Noncontrolling Interests. Chesapeake recorded net income attributable to noncontrolling interests of $19 million in the Prior Quarter. The amount primarily related to dividends paid on preferred stock of our CHK C-T subsidiary. The decrease from the Prior Quarter to the Current Quarter is due to the repurchase of all of the preferred shares of CHK-CT from third-party shareholders in August 2015.

Forward-Looking Statements
This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the Exchange Act). Forward-looking statements give our current expectations or forecasts of future events. They include expected oil, natural gas and NGL production and future expenses, estimated operating costs, assumptions regarding future oil, natural gas and NGL prices, planned drilling activity, estimates of future drilling and completion and other capital expenditures (including the use of joint venture drilling carries), potential future write-downs of our oil and natural gas assets, anticipated sales, and the adequacy of our provisions for legal contingencies, as well as statements concerning anticipated cash flow and liquidity, ability to comply with financial maintenance covenants and meet contractual cash commitments to third parties, debt repurchases, operating and capital efficiencies, business strategy, and other plans and objectives for future operations. Disclosures concerning the fair values of derivative contracts and their estimated contribution to our future results of operations are based upon market information as of a specific date. These market prices are subject to significant volatility.
Although we believe the expectations and forecasts reflected in our forward-looking statements are reasonable, we can give no assurance they will prove to have been correct. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Factors that could cause actual results to differ materially from expected results are described under Risk Factors in Item 1A of our annual report on Form 10-K for the year ended December 31, 2015 (2015 Form 10-K) and include:

•	the volatility of oil, natural gas and NGL prices;

•	the limitations our level of indebtedness may have on our financial flexibility;

•	our inability to access the capital markets on favorable terms or at all;

•	the availability of cash flows from operations and other funds to finance reserve replacement costs or satisfy our debt obligations;

•	a further downgrade in our credit rating requiring us to post more collateral under certain commercial arrangements;

•	write-downs of our oil and natural gas asset carrying values due to low commodity prices;

•	our ability to replace reserves and sustain production;

•	uncertainties inherent in estimating quantities of oil, natural gas and NGL reserves and projecting future rates of production and the amount and timing of development expenditures;

•	our ability to generate profits or achieve targeted results in drilling and well operations;

•	leasehold terms expiring before production can be established;

•	commodity derivative activities resulting in lower prices realized on oil, natural gas and NGL sales;

•	the need to secure derivative liabilities and the inability of counterparties to satisfy their obligations;

•	adverse developments or losses from pending or future litigation and regulatory proceedings, including royalty claims;

•	charges incurred in response to market conditions and in connection with our ongoing actions to reduce financial leverage and complexity;

•	drilling and operating risks and resulting liabilities;

•	effects of environmental protection laws and regulation on our business;

•	legislative and regulatory initiatives further regulating hydraulic fracturing;

•	our need to secure adequate supplies of water for our drilling operations and to dispose of or recycle the water used;

•	impacts of potential legislative and regulatory actions addressing climate change;

•	federal and state tax proposals affecting our industry;

•	potential OTC derivatives regulation limiting our ability to hedge against commodity price fluctuations;

•	competition in the oil and gas exploration and production industry;

•	a deterioration in general economic, business or industry conditions;

•	negative public perceptions of our industry;

•	limited control over properties we do not operate;

•	pipeline and gathering system capacity constraints and transportation interruptions;

•	terrorist activities and cyber-attacks adversely impacting our operations;

•	potential challenges of our spin-off of Seventy Seven Energy Inc. (SSE) in the event of a bankruptcy of SSE;

•	an interruption in operations at our headquarters due to a catastrophic event;

•	the continuation of suspended dividend payments on our common stock and preferred stock;

•	certain anti-takeover provisions that affect shareholder rights; and

•	our inability to increase or maintain our liquidity through debt repurchases, capital exchanges, asset sales, joint ventures, farmouts or other means.
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
We have determined the fair value of our derivative instruments utilizing established index prices, volatility curves and discount factors. These estimates are compared to counterparty valuations for reasonableness. Derivative transactions are also subject to the risk that counterparties will be unable to meet their obligations. This non-performance risk is considered in the valuation of our derivative instruments, but to date has not had a material impact on the values of our derivatives. Future risk related to counterparties not being able to meet their obligations has been partially mitigated under our commodity hedging arrangements which require counterparties to post collateral if their obligations to Chesapeake are in excess of defined thresholds. The values we report in our financial statements are as of a point in time and subsequently change as these estimates are revised to reflect actual results, changes in market conditions and other factors. See Note 8 of the notes to our condensed consolidated financial statements included in Item 1 of this report for further discussion of the fair value measurements associated with our derivatives.
As of March 31, 2016, our oil and natural gas derivative instruments consisted of the following:

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

As of March 31, 2016, we had the following open oil and natural gas derivative instruments:

		Weighted Average Price			Fair Value
	Volume	Fixed	Call	Differential	Asset (Liability)
	(mmbbl)	($ per bbl)			($ in millions)
Oil:
Swaps(a):
Short-term	19.0	$46.17	$—	$—	$84
Long-term	2.2	42.53			(6)
Call Options (sold):
Short-term	11.7	—	86.84	—	(2)
Long-term	4.0	—	83.50	—	(2)
Total Oil					$74

		Weighted Average Price			Fair Value
	Volume	Fixed	Call	Differential	Asset (Liability)
	(tbtu)	($ per mmbtu)			($ in millions)
Natural Gas:
Swaps(b):
Short-term	438	$2.75	$—	$—	$241
Call Options (sold):
Short-term	290	—	5.81	—	(6)
Long-term	102	—	11.09	—	—
Call Options (bought)(c):
Short-term	(142)	—	6.02	—	(59)
Basis Protection Swaps:
Short-term	21	—	—	(0.47)	(5)
Long-term	19	—	—	(0.49)	(4)
Total Natural Gas					$167
Total Oil and Natural Gas					$241
__________________________________________

(a)	Certain hedging arrangements include a sold option to double the volume at an average price of $53.67/bbl covering 2.2 mmbbls, which are included in the sold call options.

(b)	Certain hedging arrangements include a sold option to double the volume at an average price of $2.80/mmbtu covering 77 tbtus, which are included in the sold call options.

(c)	Included in the fair value are deferred premiums of $59 million which will be included in oil, natural gas and NGL sales as realized gains (losses) in the remainder of 2016.
In addition to the open derivative positions disclosed above, as of March 31, 2016, we had $8 million of net derivative gains related to settled contracts for future production periods that will be recorded within oil, natural gas and NGL sales as realized gains (losses) on derivatives once they are transferred from either accumulated other comprehensive income or unrealized gains (losses) on derivatives in the month of related production, based on the terms specified in the original contract as noted below.

March 31, 2016
($ in millions)
Short-term	$26
Long-term	(18)
Total	$8
The table below reconciles the changes in fair value of our oil and natural gas derivatives during the year ended March 31, 2016. Of the $241 million fair value asset as of March 31, 2016, a $253 million asset relates to contracts maturing in the next 12 months and a $12 million liability relates to contracts maturing after 12 months. All open derivative instruments as of March 31, 2016 are expected to mature by December 31, 2022.

March 31, 2016
($ in millions)
Fair value of contracts outstanding, as of January 1	$267
Change in fair value of contracts	191
Contracts realized or otherwise settled	(221)
Fair value of contracts closed	4
Fair value of contracts outstanding, as of March 31	$241

The change in oil and natural gas prices during the Current Quarter increased the asset related to our derivative instruments by $191 million. This unrealized gain is recorded in oil, natural gas and NGL sales. We settled contracts in the Current Quarter that were in an asset position for $221 million. We terminated contracts that were in a liability position for $4 million. Realized gains and losses will be recorded in oil, natural gas and NGL sales in the month of related production.
Interest Rate Derivatives
The table below presents principal cash flows and related weighted average interest rates by expected maturity dates, using the earliest demand repurchase date for contingent convertible senior notes. As of March 31, 2016, we had total debt of $9.425 billion, including $7.954 billion of fixed rate debt at interest rates averaging 6.15% and $1.471 billion of floating rate debt at an interest rate of 3.28%.

	Years of Maturity
	2016	2017	2018	2019	2020	Thereafter	Total
	($ in millions)
Liabilities:
Debt – fixed rate(a)	$—	$1,625	$878	$—	$1,128	$4,323	$7,954
Average interest rate	—%	4.23%	5.31%	—%	6.69%	6.91%	6.15%
Debt – variable rate	$—	$—	$—	$1,471	$—	$—	$1,471
Average interest rate	—%	—%	—%	3.28%	—%	—%	3.28%
___________________________________________

(a)	This amount does not include the premium and deferred financing costs included in debt of $973 million and interest rate derivatives of $7 million.
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
From time to time, we enter into interest rate derivatives, including fixed-to-floating interest rate swaps (we receive a fixed interest rate and pay a floating market rate) to mitigate our exposure to changes in the fair value of our senior notes and floating-to-fixed interest rate swaps (we receive a floating market rate and pay a fixed interest rate) to manage our interest rate exposure related to our revolving credit facility borrowings. As of March 31, 2016, there were no interest rate derivatives outstanding.
As of March 31, 2016, we had $36 million of net gains related to settled derivative contracts that will be recorded within interest expense as realized gains or losses once they are transferred from our senior note liability or within interest expense as unrealized gains or losses over the remaining seven-year term of our related senior notes.
Realized and unrealized (gains) or losses from interest rate derivative transactions are reflected as adjustments to interest expense on the condensed consolidated statements of operations.
Foreign Currency Derivatives
In December 2006, we issued €600 million of 6.25% Euro-denominated Senior Notes due 2017. Concurrent with the issuance of the euro-denominated senior notes, we entered into cross currency swaps to mitigate our exposure to fluctuations in the euro relative to the dollar over the term of the senior notes. In May 2011, we purchased and subsequently retired €256 million in aggregate principal amount of these senior notes following a tender offer, and we simultaneously unwound the cross currency swaps for the same principal amount. In December 2015, we exchanged and subsequently retired €42 million in aggregate principal amount of these senior notes, and we simultaneously unwound the cross currency swaps for the same principal amount. Under the terms of the remaining cross currency swaps, on each semi-annual interest payment date, the counterparties pay us €9 million and we pay the counterparties $15 million, which yields an annual dollar-equivalent interest rate of 7.491%. Upon maturity of the notes, the counterparties will pay us €302 million and we will pay the counterparties $403 million. The terms of the cross currency swaps were based on the dollar/euro exchange rate on the issuance date of $1.3325 to €1.00. Through the cross currency swaps, we have eliminated any potential variability in our expected cash flows related to changes in foreign exchange rates and therefore the swaps are designated as cash flow hedges. The fair values of the cross currency swaps are recorded on the condensed consolidated balance sheets as liabilities of $43 million and $52 million as of March 31, 2016 and December 31, 2015, respectively. The euro-denominated debt in long-term debt has been adjusted to $344 million as of March 31, 2016, using an exchange rate of $1.1380 to €1.00.
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
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Chesapeake’s disclosure controls and procedures pursuant to Exchange Act Rule 13a–15(b). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2016.
Changes in Internal Control Over Financial Reporting
On January 1, 2016, we implemented certain modules of SAP, a company-wide enterprise resource planning software system, as part of an ongoing implementation effort. In conjunction with the implementation of certain SAP modules, we modified the design, operation and documentation of our internal controls over financial reporting.
With the exception of the SAP implementation described above, there was no change in our internal control over financial reporting during the quarter ended March 31, 2016, which materially affected, or was reasonably likely to materially affect, our internal control over financial reporting.

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
2016 Shareholder Litigation. On April 19, 2016, a derivative action was filed in the U.S. District Court for the Western District of Oklahoma against the Company and current and former directors and officers of the Company alleging, among other things, violation of and conspiracy to violate the federal Racketeer Influenced and Corrupt Organizations Act, breach of fiduciary duties, waste of corporate assets, gross mismanagement and violations of Sections 10(b) and Rule 10b-5 of the Exchange Act related to actions allegedly taken by such persons since 2008. The lawsuit seeks certification as a class action, damages, attorneys’ fees and other costs.

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
Regarding royalty claims, Chesapeake and other natural gas producers have been named in various lawsuits alleging royalty underpayment. The suits against us allege, among other things, that we used below-market prices, made improper deductions, used improper measurement techniques and/or entered into arrangements with affiliates that resulted in underpayment of royalties in connection with the production and sale of natural gas and NGL. The Company has resolved a number of these claims through negotiated settlements of past and future royalties and has prevailed in various other lawsuits. We are currently defending lawsuits seeking damages with respect to royalty underpayment in various states, including, but not limited to, Texas, Pennsylvania, Ohio, Louisiana, Oklahoma and Arkansas. These lawsuits include cases filed by individual royalty owners and putative class actions, some of which seek to certify a statewide class. The Company also has received DOJ, U.S. Postal Service and state subpoenas seeking information on the Company’s royalty payment practices.
Chesapeake is defending numerous lawsuits filed by individual royalty owners alleging royalty underpayment with respect to properties in Texas. On April 8, 2015, Chesapeake obtained a transfer order from the Texas Multidistrict Litigation Panel to transfer a substantial portion of these lawsuits filed since June 2014 to the 348th District Court of Tarrant County for pre-trial purposes. On February 12, 2016, Chesapeake filed a motion to change venue for several other lawsuits to Harris County, or alternatively, to Tarrant County. The parties subsequently agreed to transfer such other lawsuits to Tarrant County, with Chesapeake reserving the right to request transfer of any other such lawsuits to Harris County. These lawsuits, which primarily relate to the Barnett Shale, generally allege that Chesapeake underpaid royalties by making improper deductions and using incorrect production volumes. In addition to allegations of breach of contract, a number of these lawsuits allege fraud, conspiracy, joint venture and antitrust violations by Chesapeake. Chesapeake expects that additional lawsuits will be filed by new plaintiffs making similar allegations. The lawsuits seek direct damages in varying amounts, together with exemplary damages, attorneys’ fees, costs and interest.
On December 9, 2015, the Commonwealth of Pennsylvania, by the Office of Attorney General, filed a lawsuit in the Bradford County Court of Common Pleas related to royalty underpayment and lease acquisition and accounting practices with respect to properties in Pennsylvania. The lawsuit, which primarily relates to the Marcellus Shale and Utica Shale, alleges that Chesapeake violated the Pennsylvania Unfair Trade Practices and Consumer Protection Law (UTPCPL) by making improper deductions and entering into arrangements with affiliates that resulted in underpayment of royalties. The lawsuit seeks statutory restitution, civil penalties and costs, as well as temporary injunction from exploration and drilling activities in Pennsylvania until restitution, penalties and costs have been paid and permanent injunction from further violations of the UTPCPL. On February 8, 2016, the Office of Attorney General amended the complaint to, among other things, add an additional UTPCPL claim and antitrust claim alleging that a joint exploration agreement to which Chesapeake is a party established unlawful market allocation for the acquisition of leases. Chesapeake filed preliminary objections to the amended complaint on April 13, 2016.
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
In March 2016, three putative class action lawsuits were filed in the United States District Court for the Western District of Oklahoma against the Company and other defendants. The lawsuits allege that, since December 2007, and continuing through March 2012, the defendants conspired to rig bids and depress the market for the purchases of oil and natural gas leasehold interests and properties in the Anadarko Basin containing producing oil and natural gas wells, in violation of the Sherman Antitrust Act. The lawsuits seek damages, attorney’s fees, costs and interest, as well as enjoinment from adopting practices or plans which would restrain competition in a similar manner as alleged in the lawsuits.
In April 2016, a class action lawsuit on behalf of holders of the Company’s 6.875% Senior Notes due 2020 (2020 Notes) and 6.125% Senior Notes due 2021 (2021 Notes) was filed in the U.S. District Court for the Southern District of New York relating to the Company’s December 2015 debt exchange, whereby the Company privately exchanged newly issued 8.00% Senior Secured Second Lien Notes due 2022 (Second Lien Notes) for certain outstanding senior unsecured notes and contingent convertible notes. The lawsuit alleges that the Company violated the Trust Indenture Act of 1939 and the implied covenant of good faith and fair dealing by benefiting themselves and a minority of noteholders who are qualified institutional buyers (QIBs). According to the lawsuit, as a result of the Company’s private debt exchange in which only QIBs (and non-U.S. persons under Regulation S) were eligible to participate, the Company unjustly enriched itself at the expense of class members by reducing indebtedness and reducing the value of the 2020 Notes and 2022 Notes. The lawsuit seeks damages and attorney’s fees, in addition to declaratory relief that the debt exchange and the liens created for the benefit of the Second Lien Notes are null and void and that the debt exchange effectively resulted in a default under the indentures for the 2020 Notes and 2021 Notes.
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
CALLC and the PADEP are also engaged in discussions regarding alleged violations of the Pennsylvania Oil and Gas Act and the Pennsylvania Clean Streams Law in connection with contamination in the vicinity of one of CALLC’s well pads in Sullivan County, Pennsylvania. Resolution of the matter may result in monetary sanctions of more than $100,000.
On January 12, 2016, we were named as a defendant in a putative class action filed in state district court in Logan County, Oklahoma. On February 16, 2016, the case was moved to the Western District of Oklahoma. The petition alleges that the defendants, all exploration and production companies, have operated produced water disposal wells in a manner that has caused earthquakes and that these earthquakes have, among other things, damaged the plaintiffs’ real property. The proposed class would consist of all Oklahoma residents whose property has been so damaged. The petition seeks an unspecified amount of actual and punitive damages.
On February 16, 2016, we were named as a defendant in a lawsuit brought in the U.S. District Court for the Western District of Oklahoma by the Sierra Club. The complaint alleges that we and the other defendants, all exploration and production companies, have violated the federal Resource Conservation and Recovery Act by operating produced water disposal wells in a manner that has caused earthquakes. It requests a court order requiring substantial reduction of the amounts of produced water disposed of in such manner, the creation of an earthquake prediction center, and the reinforcement of purportedly vulnerable structures that could be impacted by earthquakes.

ITEM 1A.	Risk Factors
Our business has many risks. Factors that could materially adversely affect our business, financial condition, operating results or liquidity and the trading price of our common stock, preferred stock or senior notes are described under “Risk Factors” in Item 1A of our 2015 Form 10-K. This information should be considered carefully, together with other information in this report and other reports and materials we file with the SEC.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information about repurchases of our common stock during the quarter ended March 31, 2016:

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(b)
				($ in millions)
January 1, 2016 through January 31, 2016	732,159	$4.19	—	$—
February 1, 2016 through February 29, 2016	7,157	$2.61	—	$—
March 1, 2016 through March 31, 2016	8,211	$4.67	—	$—
Total	747,527	$4.18	—
___________________________________________

(a)
Reflects the surrender to the Company of shares of common stock to pay withholding taxes in connection with the vesting of employee restricted stock. Also includes shares of common stock purchased on behalf of Chesapeake’s deferred compensation plan related to participant deferrals and Company matching contributions.

(b)
In December 2014, the Company’s Board of Directors authorized the repurchase of up to $1 billion in value of its common stock from time to time. The repurchase program does not have an expiration date. As of March 31, 2016, no repurchases had been made under the program.

ITEM 3.	Defaults Upon Senior Securities
In January 2016, our Board of Directors determined to suspend dividend payments on our preferred stock. Suspension of the dividends did not constitute an event of default under our revolving credit facility or bond indentures. However, as a result of such suspension, we are in arrears in the payment of dividends with respect to our 5.75% Cumulative Convertible Preferred Stock, 5.75% Cumulative Convertible Preferred Stock (series A), 5.00% Cumulative Convertible Preferred Stock (series 2005B) and 4.50% Cumulative Convertible Preferred Stock. The table below details our preferred stock dividends in arrears as of March 31, 2016.

	5.75%	5.75% (A)	4.50%	5.00% (2005B)
	($ in millions)
Dividends in arrears	$21	$16	$3	$3

ITEM 4.	Mine Safety Disclosures
Not applicable.

ITEM 5.	Other Information
Not applicable.

ITEM 6.	Exhibits
The exhibits listed below in the Index of Exhibits (following the signatures page) are filed, furnished or incorporated by reference pursuant to the requirements of Item 601 of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHESAPEAKE ENERGY CORPORATION

Date: May 5, 2016	By:	/s/ ROBERT D. LAWLER
Robert D. Lawler, President and Chief Executive Officer

Date: May 5, 2016	By:	/s/ DOMENIC J. DELL’OSSO, JR.
Domenic J. Dell’Osso, Jr. Executive Vice President and Chief Financial Officer

INDEX OF EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed or Furnished Herewith
3.1.1	Chesapeake’s Restated Certificate of Incorporation.	10-Q	001-13726	3.1.1	8/6/2014

3.1.2	Certificate of Designation of 5% Cumulative Convertible Preferred Stock (Series 2005B), as amended.	10-Q	001-13726	3.1.4	11/10/2008

3.1.3	Certificate of Designation of 4.5% Cumulative Convertible Preferred Stock, as amended.	10-Q	001-13726	3.1.6	8/11/2008

3.1.4	Certificate of Designation of 5.75% Cumulative Non-Voting Convertible Preferred Stock (Series A).	8-K	001-13726	3.2	5/20/2010

3.1.5	Certificate of Designation of 5.75% Cumulative Non-Voting Convertible Preferred Stock, as amended.	10-Q	001-13726	3.1.5	8/9/2010

3.2	Chesapeake’s Amended and Restated Bylaws.	8-K	001-13726	3.2	6/9/2014

12	Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Dividends.					X

31.1	Robert D. Lawler, President and Chief Executive Officer, Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Domenic J. Dell’Osso, Jr., Executive Vice President and Chief Financial Officer, Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Robert D. Lawler, President and Chief Executive Officer, Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Domenic J. Dell’Osso, Jr., Executive Vice President and Chief Financial Officer, Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X