Form 10-Q
period 2017-03-31
CHESAPEAKE ENERGY CORP
filed 2017-05-04
CIK 895126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2017
or
[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 1-13726
CHESAPEAKE ENERGY CORPORATION
(Exact name of registrant as specified in its charter)

Oklahoma	73-1395733
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6100 North Western Avenue, Oklahoma City, Oklahoma	73118
(Address of principal executive offices)	(Zip Code)

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
YES [X] NO [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [X] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [X] Accelerated Filer [ ] Non-accelerated Filer [ ] (Do not check if a smaller reporting company) Smaller Reporting Company [ ] Emerging Growth Company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]
As of April 24, 2017, there were 908,067,225 shares of our $0.01 par value common stock outstanding.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
INDEX TO FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2017

PART I. FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements (Unaudited)
CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2017	December 31, 2016
	($ in millions)
CURRENT ASSETS:
Cash and cash equivalents ($1 and $1 attributable to our VIE)	$249	$882
Accounts receivable, net	943	1,057
Short-term derivative assets	1	—
Other current assets	167	203
Total Current Assets	1,360	2,142
PROPERTY AND EQUIPMENT:
Oil and natural gas properties, at cost based on full cost accounting:
Proved oil and natural gas properties ($488 and $488 attributable to our VIE)	66,847	66,451
Unproved properties	4,110	4,802
Other property and equipment	2,045	2,053
Total Property and Equipment, at Cost	73,002	73,306
Less: accumulated depreciation, depletion and amortization (($459) and ($458) attributable to our VIE)	(62,934)	(62,726)
Property and equipment held for sale, net	13	29
Total Property and Equipment, Net	10,081	10,609
LONG-TERM ASSETS:
Long-term derivative assets	7	—
Other long-term assets	251	277
TOTAL ASSETS	11,699	13,028

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS – (Continued)
(Unaudited)

	March 31, 2017	December 31, 2016
	($ in millions)
CURRENT LIABILITIES:
Accounts payable	678	672
Current maturities of long-term debt, net	15	503
Accrued interest	140	113
Short-term derivative liabilities	157	562
Other current liabilities ($3 and $3 attributable to our VIE)	1,798	1,798
Total Current Liabilities	2,788	3,648
LONG-TERM LIABILITIES:
Long-term debt, net	9,509	9,938
Long-term derivative liabilities	1	15
Asset retirement obligations, net of current portion	236	247
Other long-term liabilities	368	383
Total Long-Term Liabilities	10,114	10,583
CONTINGENCIES AND COMMITMENTS (Note 4)
EQUITY:
Chesapeake Stockholders’ Equity:
Preferred stock, $0.01 par value, 20,000,000 shares authorized: 5,603,458 and 5,839,506 shares outstanding	1,671	1,771
Common stock, $0.01 par value, 1,500,000,000 shares authorized: 908,042,914 and 896,279,353 shares issued	9	9
Additional paid-in capital	14,439	14,486
Accumulated deficit	(17,463)	(17,603)
Accumulated other comprehensive loss	(82)	(96)
Less: treasury stock, at cost; 2,368,008 and 1,220,504 common shares	(33)	(27)
Total Chesapeake Stockholders’ Equity (Deficit)	(1,459)	(1,460)
Noncontrolling interests	256	257
Total Equity (Deficit)	(1,203)	(1,203)
TOTAL LIABILITIES AND EQUITY	$11,699	$13,028

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2017	2016
	($ in millions except per share data)
REVENUES:
Oil, natural gas and NGL	$1,469	$993
Marketing, gathering and compression	1,284	960
Total Revenues	2,753	1,953
OPERATING EXPENSES:
Oil, natural gas and NGL production	135	206
Oil, natural gas and NGL gathering, processing and transportation	355	482
Production taxes	22	18
Marketing, gathering and compression	1,328	942
General and administrative	65	48
Provision for legal contingencies	(2)	33
Oil, natural gas and NGL depreciation, depletion and amortization	197	263
Depreciation and amortization of other assets	21	29
Impairment of oil and natural gas properties	—	997
Impairments of fixed assets and other	391	38
Net gains on sales of fixed assets	—	(4)
Total Operating Expenses	2,512	3,052
INCOME (LOSS) FROM OPERATIONS	241	(1,099)
OTHER INCOME (EXPENSE):
Interest expense	(95)	(62)
Loss on sale of investment	—	(10)
Gains (losses) on purchases or exchanges of debt	(7)	100
Other income	3	3
Total Other Income (Expense)	(99)	31
INCOME (LOSS) BEFORE INCOME TAXES	142	(1,068)
Income Tax Expense	1	—
NET INCOME (LOSS)	141	(1,068)
Net income attributable to noncontrolling interests	(1)	—
NET INCOME (LOSS) ATTRIBUTABLE TO CHESAPEAKE	140	(1,068)
Preferred stock dividends	(23)	(43)
Loss on exchange of preferred stock	(41)	—
Earnings allocated to participating securities	(1)	—
NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$75	$(1,111)
EARNINGS (LOSS) PER COMMON SHARE:
Basic	$0.08	$(1.66)
Diluted	$0.08	$(1.66)
WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING (in millions):
Basic	906	668
Diluted	907	668

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
	($ in millions)
NET INCOME (LOSS)	$141	$(1,068)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF INCOME TAX:
Unrealized gains (losses) on derivative instruments, net of income tax expense (benefit) of $0 and ($3)	4	(4)
Reclassification of losses on settled derivative instruments, net of income tax expense (benefit) of $0 and $7	10	4
Other Comprehensive Income (Loss)	14	—
COMPREHENSIVE INCOME (LOSS)	155	(1,068)
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(1)	—
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CHESAPEAKE	$154	$(1,068)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2017	2016
	($ in millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)	$141	$(1,068)
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Depreciation, depletion and amortization	218	292
Derivative gains, net	(322)	(201)
Cash receipts (payments) on derivative settlements, net	(34)	267
Stock-based compensation	11	12
Impairment of oil and natural gas properties	—	997
Net gains on sales of fixed assets	—	(4)
Impairments of fixed assets and other	(3)	33
Loss on sale of investment	—	10
(Gains) losses on purchases or exchanges of debt	6	(100)
Provision for legal contingencies	(2)	33
Other	(29)	(8)
Changes in assets and liabilities	113	(684)
Net Cash Provided By (Used In) Operating Activities	99	(421)
CASH FLOWS FROM INVESTING ACTIVITIES:
Drilling and completion costs	(433)	(265)
Acquisitions of proved and unproved properties	(95)	(67)
Proceeds from divestitures of proved and unproved properties	892	62
Additions to other property and equipment	(3)	(10)
Proceeds from sales of other property and equipment	19	9
Other	—	(2)
Net Cash Provided By (Used In) Investing Activities	380	(273)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash paid to purchase debt	(982)	(472)
Proceeds from revolving credit facility borrowings	50	515
Payments on revolving credit facility borrowings	(50)	(148)
Cash paid for preferred stock dividends	(114)	—
Distributions to noncontrolling interest owners	(2)	(5)
Other	(14)	(5)
Net Cash Used In Financing Activities	(1,112)	(115)
Net decrease in cash and cash equivalents	(633)	(809)
Cash and cash equivalents, beginning of period	882	825
Cash and cash equivalents, end of period	$249	$16

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(Unaudited)

Supplemental disclosures to the condensed consolidated statements of cash flows are presented below:

	Three Months Ended March 31,
	2017	2016
	($ in millions)
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of capitalized interest	$92	$39
Income taxes paid, net of refunds received	$1	$(19)

SUPPLEMENTAL DISCLOSURE OF SIGNIFICANT NON-CASH INVESTING AND FINANCING ACTIVITIES:
Change in accrued drilling and completion costs	$68	$(9)
Change in accrued acquisitions of proved and unproved properties	$8	$—
Change in divested proved and unproved properties	$(8)	$—
Debt exchanged for common stock	$—	$77

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended March 31,
	2017	2016
	($ in millions)
PREFERRED STOCK:
Balance, beginning of period	$1,771	$3,062
Exchange/conversions of 236,048 and 25,802 shares of preferred stock for common stock	(100)	(26)
Balance, end of period	1,671	3,036
COMMON STOCK:
Balance, beginning and end of period	9	7
ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	14,486	12,403
Stock-based compensation	10	16
Exchange of contingent convertible notes for 0 and 14,699,368 shares of common stock	—	65
Exchange of senior notes for 0 and 2,555,979 shares of common stock	—	11
Exchange/conversion of preferred stock for 9,965,835 and 1,021,506 shares of common stock	100	26
Equity component of contingent convertible notes repurchased	(20)	—
Dividends on preferred stock	(137)	—
Balance, end of period	14,439	12,521
RETAINED EARNINGS (ACCUMULATED DEFICIT):
Balance, beginning of period	(17,603)	(13,202)
Net income (loss) attributable to Chesapeake	140	(1,068)
Balance, end of period	(17,463)	(14,270)
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance, beginning of period	(96)	(99)
Hedging activity	14	—
Balance, end of period	(82)	(99)
TREASURY STOCK – COMMON:
Balance, beginning of period	(27)	(33)
Purchase of 1,185,517 and 10,100 shares for company benefit plans	(7)	—
Release of 38,013 and 63,318 shares from company benefit plans	1	2
Balance, end of period	(33)	(31)
TOTAL CHESAPEAKE STOCKHOLDERS’ EQUITY (DEFICIT)	(1,459)	1,164
NONCONTROLLING INTERESTS:
Balance, beginning of period	257	259
Net income attributable to noncontrolling interests	1	—
Distributions to noncontrolling interest owners	(2)	1
Balance, end of period	256	260
TOTAL EQUITY (DEFICIT)	$(1,203)	$1,424

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation
Basis of Presentation
The accompanying condensed consolidated financial statements of Chesapeake Energy Corporation (“Chesapeake” or the “Company”) were prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) and include the accounts of our direct and indirect wholly owned subsidiaries and entities in which Chesapeake has a controlling financial interest. Intercompany accounts and balances have been eliminated. These financial statements were prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all disclosures required for financial statements prepared in conformity with U.S. GAAP.
This Form 10-Q relates to the three months ended March 31, 2017 (the “Current Quarter”) and the three months ended March 31, 2016 (the “Prior Quarter”). Chesapeake’s annual report on Form 10-K for the year ended December 31, 2016 (“2016 Form 10-K”) includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this Form 10-Q. All material adjustments (consisting solely of normal recurring adjustments) which, in the opinion of management, are necessary for a fair statement of the results for the interim periods have been reflected. The results for the Current Quarter are not necessarily indicative of the results to be expected for the full year.
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

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Revision of Prior Quarter
During the fourth quarter of 2016, we identified certain errors to the basis price differentials used in calculating the impairment of oil and natural gas properties and oil, natural gas and NGL depreciation, depletion and amortization for each of the first three interim periods in 2016. As disclosed within our 2016 Form 10-K, it was determined that these errors were not material to our previously issued 2016 interim financial statements. Accordingly, the correction of these errors and another immaterial previously identified error was reflected in the quarterly unaudited financial data included within our 2016 Form 10-K. These revisions have been reflected in the comparative 2016 condensed consolidated financial statements presented herein. See Evaluation of Disclosure Controls and Procedures in Item 4 of this Form 10-Q. The following table reconciles the amounts as previously reported in the applicable financial statement to the corresponding revised amounts:

	Three Months Ended March 31, 2016
	As Previously Reported	Revision Adjustment	As Revised
	($ in millions)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Provision for legal contingencies	$22	$11	$33
Oil, natural gas and NGL depreciation, depletion and amortization	$271	$(8)	$263
Impairment of oil and natural gas properties	$853	$144	$997
Total operating expenses	$2,905	$147	$3,052
Loss from operations	$(952)	$(147)	$(1,099)
Loss before income taxes	$(921)	$(147)	$(1,068)
Net loss	$(921)	$(147)	$(1,068)
Net loss attributable to Chesapeake	$(921)	$(147)	$(1,068)
Net loss available to common stockholders	$(964)	$(147)	$(1,111)
Earnings (loss) per common share basic	$(1.44)	$(0.22)	$(1.66)
Earnings (loss) per common share diluted	$(1.44)	$(0.22)	$(1.66)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Net loss	$(921)	$(147)	$(1,068)
Comprehensive loss	$(921)	$(147)	$(1,068)
Comprehensive loss attributable to Chesapeake	$(921)	$(147)	$(1,068)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Net loss	$(921)	$(147)	$(1,068)
Depreciation, depletion and amortization	$300	$(8)	$292
Impairment of oil and natural gas properties	$853	$144	$997
Provision for legal contingencies	$22	$11	$33
Net cash used in operating activities	$(421)	$—	$(421)

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

2.	Earnings Per Share
Basic earnings per share (EPS) is calculated using the weighted average number of common shares outstanding during the period and includes the effect of any participating securities as appropriate. Participating securities consist of unvested restricted stock issued to our employees and non-employee directors that provide dividend rights.
Diluted EPS is calculated assuming the issuance of common shares for all potentially dilutive securities, provided the effect is not antidilutive. For the Current Quarter and the Prior Quarter, our contingent convertible senior notes did not have a dilutive effect and therefore were excluded from the calculation of diluted EPS. See Note 3 for further discussion of our convertible senior notes and contingent convertible senior notes.
For the Current Quarter and the Prior Quarter, shares of common stock for the following dilutive securities were excluded from the calculation of diluted EPS as the effect was antidilutive.

Shares
(in millions)
Three Months Ended March 31, 2017
Common stock equivalent of our preferred stock outstanding:
5.75% cumulative convertible preferred stock	31
5.75% cumulative convertible preferred stock (series A)	18
5.00% cumulative convertible preferred stock (series 2005B)	5
4.50% cumulative convertible preferred stock	6
Participating securities	1
Common stock equivalent of our convertible senior notes outstanding:
5.5% convertible senior notes	146
Common stock equivalent of our preferred stock outstanding prior to exchange:
5.75% cumulative convertible preferred stock exchanged	1
5.75% cumulative convertible preferred stock (series A) exchanged	—
5.00% cumulative convertible preferred stock (series 2005B) exchanged	—

Three Months Ended March 31, 2016
Common stock equivalent of our preferred stock outstanding:
5.75% cumulative convertible preferred stock	58
5.75% cumulative convertible preferred stock (series A)	42
5.00% cumulative convertible preferred stock (series 2005B)	6
4.50% cumulative convertible preferred stock	6
Participating securities	1
For the Current Quarter, outstanding stock options were included in the calculation of diluted EPS. A reconciliation of basic EPS and diluted EPS for the Current Quarter is as follows:

	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
	(in millions, except per share data)
Three Months Ended March 31, 2017
Basic EPS	$75	906	$0.08
Effect of Dilutive Securities:
Outstanding stock options	—	1
Diluted EPS	$75	907	$0.08

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

3.	Debt
Our long-term debt consisted of the following as of March 31, 2017 and December 31, 2016:

	March 31, 2017		December 31, 2016
	Principal Amount	Carrying Amount	Principal Amount	Carrying Amount
	($ in millions)
Term loan due 2021	$1,500	$1,500	$1,500	$1,500
6.25% euro-denominated senior notes due 2017(a)	—	—	258	258
6.5% senior notes due 2017	—	—	134	134
7.25% senior notes due 2018	46	46	64	64
Floating rate senior notes due 2019	380	380	380	380
6.625% senior notes due 2020	572	572	780	780
6.875% senior notes due 2020	279	279	279	279
6.125% senior notes due 2021	550	550	550	550
5.375% senior notes due 2021	270	270	270	270
4.875% senior notes due 2022	451	451	451	451
8.00% senior secured second lien notes due 2022(b)	2,419	3,368	2,419	3,409
5.75% senior notes due 2023	338	338	338	338
8.00% senior notes due 2025	1,000	1,000	1,000	1,000
5.5% convertible senior notes due 2026(c)(e)	1,250	818	1,250	811
2.75% contingent convertible senior notes due 2035(d)	2	2	2	2
2.5% contingent convertible senior notes due 2037(d)(e)	15	15	114	112
2.25% contingent convertible senior notes due 2038(d)(e)	9	8	200	180
Revolving credit facility	—	—	—	—
Debt issuance costs	—	(60)	—	(64)
Discount on senior notes	—	(16)	—	(16)
Interest rate derivatives(f)	—	3	—	3
Total debt, net	9,081	9,524	9,989	10,441
Less current maturities of long-term debt, net(g)	(15)	(15)	(506)	(503)
Total long-term debt, net	$9,066	$9,509	$9,483	$9,938
___________________________________________

(a)
The principal and carrying amounts shown are based on the exchange rate of $1.0517 to €1.00 as of December 31, 2016. See Foreign Currency Derivatives in Note 8 for information on our related foreign currency derivatives.

(b)
The carrying amounts as of March 31, 2017 and December 31, 2016, include premium amounts of $949 million and $990 million, respectively, associated with a troubled debt restructuring. The premium is being amortized based on the effective yield method.

(c)	The conversion and redemption provisions of our convertible senior notes are as follows:
Optional Conversion by Holders. Prior to maturity under certain circumstances and at the holder’s option, the notes are convertible into cash, our common stock, or a combination of cash and common stock, at our election. One triggering circumstance is when the price of our common stock exceeds a threshold amount during a specified period in a fiscal quarter. Convertibility based on common stock price is measured quarterly. During the first quarter of 2017, the price of our common stock was below the threshold level and, as a result, the holders

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

do not have the option to convert their notes in the second quarter of 2017 under this provision. The notes are also convertible, at the holder’s option, during specified five-day periods if the trading price of the notes is below certain levels determined by reference to the trading price of our common stock. The notes were not convertible under this provision during the Current Quarter. Upon conversion of a convertible senior note, the holder will receive cash, common stock or a combination of cash and common stock, at our election, according to the conversion rate specified in the indenture.
The common stock price conversion threshold amount for the convertible senior notes is 130% of the conversion price.
Optional Redemption by the Company. We may redeem the convertible senior notes for cash on or after September 15, 2019, if the price of our common stock exceeds 130% of the conversion price during a specified period at a redemption price of 100% of the principal amount of the notes.
Holders’ Demand Repurchase Rights. The holders of our convertible senior notes may require us to repurchase, in cash, all or a portion of their notes at 100% of the principal amount of the notes upon certain fundamental changes.

(d)	The repurchase, conversion, contingent interest and redemption provisions of our contingent convertible senior notes are as follows:
Holders’ Demand Repurchase Rights. The holders of our contingent convertible senior notes may require us to repurchase, in cash, all or a portion of their notes at 100% of the principal amount of the notes on any of four dates that are five, ten, fifteen and twenty years before the maturity date and upon certain fundamental changes.
Optional Conversion by Holders. At the holder’s option, prior to maturity under certain circumstances, the notes are convertible into cash and, if applicable, our common stock using a net share settlement process. One triggering circumstance is when the price of our common stock exceeds a threshold amount during a specified period within a fiscal quarter. Convertibility based on common stock price is measured quarterly. During the specified period in the Current Quarter, the price of our common stock was below the threshold level for each series of the contingent convertible senior notes and, as a result, the holders do not have the option to convert their notes into cash or common stock in the second quarter of 2017 under this provision.
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

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

(e)
The carrying amounts as of March 31, 2017 and December 31, 2016, are reflected net of discounts of $433 million and $461 million, respectively, associated with the equity component of our convertible and contingent convertible senior notes. This amount is being amortized based on the effective yield method through the first demand repurchase date as applicable.

(f)	See Interest Rate Derivatives in Note 8 for further discussion related to these instruments.

(g)
As of March 31, 2017, current maturities of long-term debt, net includes our 2.5% Contingent Convertible Senior Notes due 2037 (2037 Notes). As discussed in footnote (d) above, the holders of our 2037 Notes could exercise their individual demand repurchase rights on May 15, 2017, which would require us to repurchase all or a portion of the principal amount of the notes.

Term Loan Facility
We have a secured five-year term loan facility in aggregate principal amount of $1.5 billion. Our obligations under the facility are unconditionally guaranteed on a joint and several basis by the same subsidiaries that guarantee our revolving credit facility, second lien notes and senior notes and are secured by first-priority liens on the same collateral securing our revolving credit facility (with a position in the collateral proceeds waterfall junior to the revolving credit facility). The term loan bears interest at a rate of London Interbank Offered Rate (LIBOR) plus 7.50% per annum, subject to a 1.00% LIBOR floor, or the Alternative Base Rate (ABR) plus 6.50% per annum, subject to a 2.00% ABR floor, at our option. The term loan matures in August 2021 and voluntary prepayments are subject to a make-whole premium prior to the second anniversary of the closing of the term loan, a premium to par of 4.25% from the second anniversary until but excluding the third anniversary, a premium to par of 2.125% from the third anniversary until but excluding the fourth anniversary and at par beginning on the fourth anniversary. The term loan may be subject to mandatory prepayments and offers to purchase with net cash proceeds of certain issuances of debt, certain asset sales and other dispositions of collateral and upon a change of control.
Senior Secured Second Lien Notes
Our second lien notes are secured second lien obligations and are effectively junior to our current and future secured first lien indebtedness, including indebtedness incurred under our revolving credit facility and our term loan facility, to the extent of the value of the collateral securing such indebtedness, effectively senior to all of our existing and future unsecured indebtedness, including our outstanding senior notes, to the extent of the value of the collateral, and senior to any future subordinated indebtedness that we may incur. We have the option to redeem the second lien notes, in whole or in part, at specified make-whole or redemption prices. Our second lien notes are governed by an indenture containing covenants that may limit our ability and our subsidiaries’ ability to create liens securing certain indebtedness, enter into certain sale-leaseback transactions, consolidate, merge or transfer assets and dispose of certain collateral and use proceeds from dispositions of certain collateral. As a holding company, Chesapeake owns no operating assets and has no significant operations independent of its subsidiaries. Chesapeake’s obligations under the second lien notes are fully and unconditionally guaranteed, jointly and severally, by certain of our direct and indirect wholly owned subsidiaries.
In December 2015, certain of the existing notes that were exchanged for the second lien notes were accounted for as a troubled debt restructuring (TDR). For the exchanges classified as a TDR, if the future undiscounted cash flows of the newly issued debt are less than the net carrying value of the original debt, a gain is recorded for the difference and the carrying value of the newly issued debt is adjusted to the future undiscounted cash flow amount and no future interest expense is recorded. All future interest payments on the newly issued debt reduce the carrying value.
Senior Notes, Contingent Convertible Senior Notes and Convertible Senior Notes
Chesapeake Energy Corporation is a holding company and has no independent assets or operations. Our obligations under our outstanding senior notes and convertible senior notes are fully and unconditionally guaranteed, jointly and severally, by certain of our 100% owned subsidiaries on a senior unsecured basis. Our non-guarantor subsidiaries are minor and, as such, we have not included condensed consolidating financial information in the notes to our condensed consolidated financial statements.

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
In the Current Quarter, we retired $908 million principal amount of our outstanding senior notes and contingent convertible notes through purchases in the open market, tender offers or repayment upon maturity for $982 million. Included in these retirements is the maturity of our 6.25% Euro-denominated Senior Notes due 2017, which were carried at $258 million based on the December 31, 2016 exchange rate of $1.0517 to €1.00 and the corresponding cross currency swap. See Foreign Currency Derivatives in Note 8 for further information. For the open market repurchases and tender offers, we recorded an aggregate loss of approximately $7 million.
In the Prior Quarter, we retired $558 million principal amount of our outstanding senior notes and contingent convertible notes through purchases in the open market, tender offers or repayment upon maturity for $472 million. Additionally, we privately negotiated an exchange of approximately $105 million principal amount of our outstanding senior notes and contingent convertible senior notes for 17,255,347 common shares. We recorded an aggregate gain of approximately $100 million associated with these repurchases and exchanges.
Revolving Credit Facility
We have a $4.0 billion senior secured revolving credit facility that matures in December 2019. As of March 31, 2017, we had no outstanding borrowings under the revolving credit facility and had used $697 million of the revolving credit facility for various letters of credit (including the $461 million supersedeas bond with respect to the 2019 Notes litigation discussed in Note 4). As discussed in Note 4, on April 28, 2017, the Company paid $441 million as a result of the 2019 Notes litigation with cash on hand and borrowings under the revolving credit facility and the related supersedeas bond was released. The terms of the revolving credit facility include covenants limiting, among other things, our ability to incur additional indebtedness, make investments or loans, create liens, consummate mergers and similar fundamental changes, make restricted payments, make investments in unrestricted subsidiaries and enter into transactions with affiliates. We were in compliance with all applicable financial covenants under the agreement as of March 31, 2017.
During 2016, we entered into the third amendment to our revolving credit facility. Pursuant to the amendment, our borrowing base was reaffirmed in the amount of $4.0 billion and the next scheduled borrowing base redetermination review was postponed until June 15, 2017, with the consenting lenders agreeing not to exercise their interim redetermination right prior to that date. As a result of certain asset sales and certain other sales of collateral since the date of the most recent amendment, our borrowing base was reduced to $3.8 billion in the fourth quarter of 2016. Our borrowing base may be further reduced if we dispose of a certain percentage of the value of collateral securing the facility. The amendment also granted temporary financial covenant relief, with the revolving credit facility’s existing first lien secured leverage ratio and net debt to capitalization ratio suspended until September 30, 2017 and the interest coverage ratio maintenance covenant reduced as noted below. In addition, we agreed to grant liens and security interests on a majority of our assets, as well as maintain a minimum liquidity amount (defined as cash and cash equivalents and availability under our revolving credit facility) of $500 million until the suspension of the existing maintenance covenants ends.
The amendment reduced the interest coverage ratio from 1.1 to 1.0 to 0.65 to 1.0 through the first quarter of 2017, after which it will increase to 0.70 to 1.0 for the second quarter of 2017, 1.2 to 1.0 for the third quarter of 2017 and 1.25 to 1.0 thereafter. The amendment also includes a collateral value coverage test whereby if the collateral value coverage ratio, tested as of March 31, 2017, falls below 1.25 to 1.0, our borrowing ability will be reduced in order to satisfy such ratio. Our collateral value exceeded the 1.25 to 1.0 threshold as of March 31, 2017. The amendment also gives us the ability to incur up to $2.5 billion of first lien indebtedness secured on a pari passu basis with the existing obligations under the credit agreement, subject to a position in the collateral proceeds waterfall in favor of the revolving lenders and affiliated hedge providers and the other limitations on junior lien debt set forth in the credit agreement. After taking into account the term loan, the amount of additional first lien indebtedness permitted by the revolving credit facility is $1.0 billion.

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

	March 31, 2017		December 31, 2016
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		($ in millions)
Short-term debt (Level 1)	$15	$15	$503	$511
Long-term debt (Level 1)	$2,877	$2,785	$3,271	$3,216
Long-term debt (Level 2)	$6,629	$6,421	$6,664	$6,654

4.	Contingencies and Commitments
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
Redemption of 2019 Notes. As previously disclosed in the 2015 Form 10-K, in connection with the litigation related to the Company’s notice issued on March 15, 2013 to redeem all of the 2019 Notes at par (plus accrued interest through the redemption date) pursuant to the special early redemption provision of the supplemental indenture governing the 2019 Notes, the Company filed a notice of appeal on July 27, 2015, of an amended judgment entered on July 17, 2015, by the U.S. District Court for the Southern District of New York awarding the Trustee for the 2019 Notes $380 million plus prejudgment interest in the amount of $59 million. The Company posted a supersedeas bond in the amount of $461 million (reflected as an outstanding letter of credit under the Company’s revolving credit facility) to stay execution of the judgment while appellate proceedings are pending. The Company accrued a loss contingency of $100 million for this matter in 2014 and an additional $339 million in 2015. On September 15, 2016, the U.S. Court of Appeals for the Second Circuit affirmed the trial court’s ruling. On April 24, 2017, the U.S. Supreme Court denied the Company’s petition for writ of certiorari seeking review of the Court of Appeals’ decision. As a result of this decision, we paid the judgment on April 28, 2017 and the related supersedeas bond was released.
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
The Company is also defending lawsuits alleging various violations of the Sherman Antitrust Act and state antitrust laws. In 2016, putative class action lawsuits were filed in the U.S. District Court for the Western District of Oklahoma and in Oklahoma state courts, and an individual lawsuit was filed in the U.S. District Court of Kansas, in each case against the Company and other defendants. The lawsuits generally allege that, since 2007 and continuing through April 2013, the defendants conspired to rig bids and depress the market for the purchases of oil and natural gas leasehold interests and properties in the Anadarko Basin containing producing oil and natural gas wells. The lawsuits seek damages, attorney’s fees, costs and interest, as well as enjoinment from adopting practices or plans that would restrain competition in a similar manner as alleged in the lawsuits.
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
Commitments
Gathering, Processing and Transportation Agreements
We have contractual commitments with midstream service companies and pipeline carriers for future gathering, processing and transportation of oil, natural gas and NGL to move certain of our production to market. Working interest owners and royalty interest owners, where appropriate, will be responsible for their proportionate share of these costs. Commitments related to gathering, processing and transportation agreements are not recorded as obligations in the accompanying condensed consolidated balance sheets; however, they are reflected in our estimates of proved reserves.
The aggregate undiscounted commitments under our gathering, processing and transportation agreements, excluding any reimbursement from working interest and royalty interest owners, credits for third-party volumes or future costs under cost-of-service agreements, are presented below.

March 31, 2017
($ in millions)
2017	$977
2018	1,102
2019	1,067
2020	989
2021	894
2022 – 2035	5,212
Total	$10,241
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

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Drilling Contracts
We have contracts with various drilling contractors to utilize drilling services at market-based pricing. These commitments are not recorded as obligations in the accompanying condensed consolidated balance sheets. As of March 31, 2017, the aggregate undiscounted minimum future payments under these drilling service commitments were approximately $75 million.
Pressure Pumping Contracts
We have an agreement for pressure pumping services, which expires in June 2017. The services agreement requires us to utilize, at market-based pricing, the lesser of (i) three pressure pumping crews through June 30, 2017, or (ii) 50% of the total number of all pressure pumping crews working for us in all of our operating regions during the respective year. We are also required to utilize the pressure pumping services for a minimum number of fracture stages as set forth in the agreement. We are entitled to terminate the agreement in certain situations, including if the contractor fails to provide the overall quality of service provided by similar service providers. These commitments are not recorded as obligations in the accompanying condensed consolidated balance sheets. As of March 31, 2017, the aggregate undiscounted minimum future payments under this agreement were approximately $26 million.
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
Net Acreage Maintenance Commitments
Under the terms of our Utica Shale joint venture agreements with Total S.A., we are obligated to extend, renew or replace certain expiring joint leasehold, at our cost, to ensure that the net acreage maintenance level is met as of the December 31, 2017 measurement date.
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

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

5.	Other Liabilities
Other current liabilities as of March 31, 2017 and December 31, 2016 are detailed below.

	March 31, 2017	December 31, 2016
	($ in millions)
Revenues and royalties due others	$526	$543
Accrued drilling and production costs	259	169
Joint interest prepayments received	76	71
Accrued compensation and benefits	137	239
Other accrued taxes	37	32
Bank of New York Mellon legal accrual	441	440
Other	322	304
Total other current liabilities	$1,798	$1,798
Other long-term liabilities as of March 31, 2017 and December 31, 2016 are detailed below.

	March 31, 2017	December 31, 2016
	($ in millions)
CHK Utica ORRI conveyance obligation(a)	$153	$160
Unrecognized tax benefits	97	97
Other	118	126
Total other long-term liabilities	$368	$383
____________________________________________

(a)
The CHK Utica L.L.C. investors’ right to receive proportionately a 3% overriding royalty interest (ORRI) in the first 1,500 net wells drilled on our Utica Shale leasehold is subject to an increase to 4% on net wells earned in any year following a year in which we do not meet our net well commitment under the ORRI obligation, that runs through 2023. The liability represents the obligation to deliver future ORRIs. As of March 31, 2017, and December 31, 2016, approximately $49 million and $43 million of the total $202 million and $203 million obligations, respectively, are recorded in other current liabilities.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

6.	Equity
Common Stock
A summary of the changes in our common shares issued for the Current Quarter and the Prior Quarter is detailed below.

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Shares issued as of January 1	896,279	664,796
Exchange of convertible notes	—	14,699
Exchange of senior notes	—	2,556
Exchange/conversion of preferred stock	9,966	1,022
Restricted stock issuances (net of forfeitures and cancellations)	1,798	1,488
Shares issued as of March 31	908,043	684,561
Preferred Stock
Outstanding shares of our preferred stock for the Current Quarter and the Prior Quarter are detailed below.

	5.75%	5.75% (A)	4.50%	5.00% (2005B)
	(in thousands)
Shares outstanding as of January 1, 2017	843	476	2,559	1,962
Preferred stock conversions/exchanges(a)	(73)	(13)	—	(151)
Shares outstanding as of March 31, 2017	770	463	2,559	1,811

Shares outstanding as of January 1, 2016	1,497	1,100	2,559	2,096
Preferred stock conversions/exchanges(b)	(25)	(1)	—	—
Shares outstanding as of March 31, 2016	1,472	1,099	2,559	2,096
____________________________________________

(a)
In the Current Quarter, holders of our 5.75% Cumulative Convertible Preferred Stock exchanged 72,600 shares into 7,442,156 shares of common stock, holders of our 5.75% (Series A) Cumulative Convertible Preferred Stock exchanged 12,500 shares into 1,205,923 shares of common stock and holders of our 5.00% (Series 2005B) Cumulative Convertible Preferred Stock exchanged 150,948 shares into 1,317,756 shares of common stock. In connection with the exchanges, we recognized a loss equal to the excess of the fair value of all common stock issued in exchange for the preferred stock over the fair value of the common stock issuable pursuant to the original terms of the preferred stock. The loss of $41 million is reflected as a reduction to net income available to common stockholders for the purpose of calculating earnings per common share.

(b)
In the Prior Quarter, holders of our 5.75% Cumulative Convertible Preferred Stock converted 24,601 shares into 975,488 shares of common stock and holders of our 5.75% (Series A) Cumulative Convertible Preferred Stock converted 1,201 shares into 46,018 shares of common stock.

Dividends
Dividends declared on our preferred stock are reflected as adjustments to retained earnings to the extent a surplus of retained earnings exists after giving effect to the dividends. To the extent retained earnings are insufficient to fund the distributions, payments constitute a return of contributed capital rather than earnings and are accounted for as a reduction to paid-in capital.

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
In the Prior Quarter, we suspended dividend payments on our convertible preferred stock to provide additional liquidity in the depressed commodity price environment that existed throughout 2016. In the Current Quarter, we reinstated the payment of dividends on each series of our outstanding convertible preferred stock and paid our dividends in arrears.
Accumulated Other Comprehensive Income (Loss)
For the Current Quarter and the Prior Quarter, changes in accumulated other comprehensive income (loss) for cash flow hedges, net of tax, are detailed below.

	Three Months Ended March 31,
	2017	2016
	($ in millions)
Balance, as of January 1	$(96)	$(99)

Other comprehensive income before reclassifications	4	(4)
Amounts reclassified from accumulated other comprehensive income	10	4
Net other comprehensive income (loss)	14	—

Balance, as of March 31	$(82)	$(99)
For the Current Quarter and the Prior Quarter, net losses on cash flow hedges for commodity contracts reclassified from accumulated other comprehensive income (loss), net of tax, to oil, natural gas and NGL revenues in the condensed consolidated statements of operations were $15 million and $4 million, respectively.

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

	Shares of Unvested Restricted Stock	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested restricted stock as of January 1, 2017	9,092	$11.39
Granted	9,034	$5.45
Vested	(3,226)	$14.39
Forfeited	(101)	$10.43
Unvested restricted stock as of March 31, 2017	14,799	$7.12
The aggregate intrinsic value of restricted stock that vested during the Current Quarter was approximately $19 million based on the stock price at the time of vesting.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

As of March 31, 2017, there was approximately $85 million of total unrecognized compensation expense related to unvested restricted stock. The expense is expected to be recognized over a weighted average period of approximately 2.25 years.
Stock Options. In the Current Quarter and the Prior Quarter, we granted members of management stock options that vest ratably over a three-year period. Each stock option award has an exercise price equal to the closing price of the Company’s common stock on the grant date. Outstanding options expire seven to ten years from the date of grant.
We utilize the Black-Scholes option pricing model to measure the fair value of stock options. The expected life of an option is determined using the simplified method. Volatility assumptions are estimated based on an average of historical volatility of Chesapeake stock over the expected life of an option. The risk-free interest rate is based on the U.S. Treasury rate in effect at the time of the grant over the expected life of the option. The dividend yield is based on an annual dividend yield, taking into account the Company's dividend policy, over the expected life of the option. The Company used the following weighted average assumptions to estimate the grant date fair value of the stock options granted in the Current Quarter.

Expected option life – years	6.0
Volatility	62.42%
Risk-free interest rate	2.17%
Dividend yield	—%
The following table provides information related to stock option activity in the Current Quarter.

	Number of Shares Underlying Options	Weighted Average Exercise Price Per Share	Weighted Average Contract Life in Years	Aggregate Intrinsic Value(a)
	(in thousands)			($ in millions)
Outstanding as of January 1, 2017	8,593	$11.88	7.22	$14
Granted	9,192	$5.45
Exercised	—	$—		$—
Expired	(276)	$18.74
Forfeited	(66)	$5.45
Outstanding as of March 31, 2017	17,443	$8.41	8.65	$14

Exercisable as of March 31, 2017	4,526	$15.69	6.50	$3
___________________________________________

(a)	The intrinsic value of a stock option is the amount by which the current market value or the market value upon exercise of the underlying stock exceeds the exercise price of the option.
As of March 31, 2017, there was $34 million of total unrecognized compensation expense related to stock options. The expense is expected to be recognized over a weighted average period of approximately 2.71 years.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Restricted Stock and Stock Option Compensation. We recognized the following compensation costs related to restricted stock and stock options for the Current Quarter and the Prior Quarter.

	Three Months Ended March 31,
	2017	2016
	($ in millions)
General and administrative expenses	$8	$8
Oil and natural gas properties	4	4
Oil, natural gas and NGL production expenses	3	3
Marketing, gathering and compression expenses	—	1
Total restricted stock and stock option compensation	$15	$16
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
For PSUs granted in 2017 and 2016, the TSR component can range from 0% to 100% and the operational component can range from 0% to 100%, resulting in a maximum payout of 200%. For PSUs granted in 2015, the TSR component can range from 0% to 100%, and each of the two operational components can range from 0% to 50% resulting in a maximum total payout of 200%. Compensation expense associated with PSU grants is recognized over the service period based on the graded-vesting method. The value of the PSU awards at the end of each reporting period is dependent upon the Company’s estimates of the underlying performance measures. The Company utilized a Monte Carlo simulation for the TSR performance measure and the following assumptions to determine the grant date fair value of the PSUs. The payout percentage for all PSU grants is capped at 100% if the Company's absolute TSR is less than zero.

Volatility	80.65%
Risk-free interest rate	1.54%
Dividend yield for value of awards	—%
The following table presents a summary of our 2017, 2016 and 2015 PSU awards.

		Grant Date Fair Value	March 31, 2017
	Units		Fair Value	Vested Liability
		($ in millions)
2017 Awards:
Payable 2020	1,256,295	$8	$8	$1
2016 Awards:
Payable 2019	2,348,893	$10	$17	$11
2015 Awards:
Payable 2018	629,694	$13	$2	$2

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

PSU Compensation. We recognized the following compensation costs (credits) related to PSUs for the Current Quarter and the Prior Quarter.

	Three Months Ended March 31,
	2017	2016
	($ in millions)
General and administrative expenses	$(2)	$2
Restructuring and other termination costs	—	1
Total PSU compensation	$(2)	$3

8.	Derivative and Hedging Activities
Chesapeake uses derivative instruments to secure attractive pricing and margins on its share of expected production, to reduce its exposure to fluctuations in future commodity prices and to protect its expected operating cash flow against significant market movements or volatility. Chesapeake also uses derivative instruments, when applicable, to mitigate a portion of its exposure to foreign currency exchange rate fluctuations. All of our commodity derivative instruments are net settled based on the difference between the fixed-price payment and the floating-price payment, resulting in a net amount due to or from the counterparty.
Oil, Natural Gas and NGL Derivatives
As of March 31, 2017 and December 31, 2016, our oil, natural gas and NGL derivative instruments consisted of the following types of instruments:

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

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The estimated fair values of our oil, natural gas and NGL derivative instrument assets (liabilities) as of March 31, 2017 and December 31, 2016 are provided below.

	March 31, 2017		December 31, 2016
	Volume	Fair Value	Volume	Fair Value
		($ in millions)		($ in millions)
Oil (mmbbl):
Fixed-price swaps	19	$(26)	23	$(140)
Call options	4	—	5	(1)
Total oil	23	(26)	28	(141)

Natural gas (tbtu):
Fixed-price swaps	622	(126)	719	(349)
Collars	48	3	60	(9)
Call options	102	—	114	—
Basis protection swaps	18	(2)	31	(5)
Total natural gas	790	(125)	924	(363)

NGL (mmgal):
Fixed-price swaps	27	1	53	—

Total estimated fair value		$(150)		$(504)
We have terminated certain commodity derivative contracts that were previously designated as cash flow hedges for which the hedged production is still expected to occur. See further discussion below under Effect of Derivative Instruments – Accumulated Other Comprehensive Income (Loss).
Interest Rate Derivatives
As of March 31, 2017 and December 31, 2016, there were no interest rate derivatives outstanding.
We have terminated fair value hedges related to certain of our senior notes. Gains and losses related to these terminated hedges will be amortized as an adjustment to interest expense over the remaining term of the related senior notes. Over the next four years, we will recognize $3 million in net gains related to these transactions.
Foreign Currency Derivatives
We were party to cross currency swaps to mitigate our exposure to foreign currency exchange rate fluctuations. During the Current Quarter, both our 6.25% Euro-denominated Senior Notes due 2017 and cross currency swaps for the same principal amount matured. Upon maturity of the notes, the counterparties paid us €246 million and we paid the counterparties $327 million. The terms of the cross currency swaps were based on the dollar/euro exchange rate on the issuance date of $1.3325 to €1.00. The swaps were designated as cash flow hedges and, because they were entirely effective in having eliminated any potential variability in our expected cash flows related to changes in foreign exchange rates, changes in their fair value did not impact earnings. The fair values of the cross currency swaps were recorded on the condensed consolidated balance sheet as a liability of $73 million as of December 31, 2016.
Supply Contract Derivatives

From time to time and in the normal course of business, our marketing subsidiary enters into supply contracts under which we commit to deliver a predetermined quantity of natural gas to certain counterparties in an attempt to earn attractive margins. Under certain contracts, we receive a sales price that is based on the price of a product other than natural gas, thereby creating an embedded derivative requiring bifurcation. The bifurcated derivative is measured at fair value on a quarterly basis and in the Prior Quarter resulted in an unrealized gain of $20 million which was included in marketing, gathering and compression revenues in our condensed consolidated statements of operations.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Effect of Derivative Instruments – Condensed Consolidated Balance Sheets
The following table presents the fair value and location of each classification of derivative instrument included in the condensed consolidated balance sheets as of March 31, 2017 and December 31, 2016 on a gross basis and after same-counterparty netting:

Balance Sheet Classification	Gross Fair Value	Amounts Netted in the Condensed Consolidated Balance Sheets	Net Fair Value Presented in the Condensed Consolidated Balance Sheet
	($ in millions)
As of March 31, 2017
Commodity Contracts:
Short-term derivative asset	$5	$(4)	$1
Short-term derivative liability	(161)	4	(157)
Long-term derivative asset	8	(1)	7
Long-term derivative liability	(2)	1	(1)
Total commodity contracts	(150)	—	(150)
Total derivatives	$(150)	$—	$(150)

As of December 31, 2016
Commodity Contracts:
Short-term derivative asset	$1	$(1)	$—
Short-term derivative liability	(490)	1	(489)
Long-term derivative liability	(15)	—	(15)
Total commodity contracts	(504)	—	(504)
Foreign Currency Contracts:(a)
Long-term derivative liability	(73)	—	(73)
Total foreign currency contracts	(73)	—	(73)
Total derivatives	$(577)	$—	$(577)
____________________________________________

(a)	Designated as cash flow hedging instruments.
As of March 31, 2017 and December 31, 2016, we did not have any cash collateral balances for these derivatives.
Effect of Derivative Instruments – Condensed Consolidated Statements of Operations
The components of oil, natural gas and NGL revenues for the Current Quarter and the Prior Quarter are presented below.

	Three Months Ended March 31,
	2017	2016
	($ in millions)
Oil, natural gas and NGL revenues	$1,147	$812
Gains (losses) on undesignated oil, natural gas and NGL derivatives	332	192
Losses on terminated cash flow hedges	(10)	(11)
Total oil, natural gas and NGL revenues	$1,469	$993

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The components of marketing, gathering and compression revenues for the Current Quarter and the Prior Quarter are presented below.

	Three Months Ended March 31,
	2017	2016
	($ in millions)
Marketing, gathering and compression revenues	$1,284	$940
Gains (losses) on undesignated supply contract derivatives	—	20
Total marketing, gathering and compression revenues	$1,284	$960
The components of interest expense for the Current Quarter and the Prior Quarter are presented below.

	Three Months Ended March 31,
	2017	2016
	($ in millions)
Interest expense on senior notes	$136	$157
Interest expense on term loan	32	—
Amortization of loan discount, issuance costs and other	9	10
Amortization of premium associated with troubled debt restructuring	(41)	(42)
Interest expense on revolving credit facilities	9	5
(Gains) losses on undesignated interest rate derivatives	1	—
Capitalized interest	(51)	(68)
Total interest expense	$95	$62
Effect of Derivative Instruments – Accumulated Other Comprehensive Income (Loss)
A reconciliation of the changes in accumulated other comprehensive income (loss) in our condensed consolidated statements of stockholders’ equity related to our cash flow hedges is presented below.

	Three Months Ended March 31,
	2017		2016
	Before Tax	After Tax	Before Tax	After Tax
	($ in millions)
Balance, as of January 1	$(153)	$(96)	$(160)	$(99)
Net change in fair value	4	4	(7)	(4)
Losses reclassified to income	10	10	11	4
Balance, as of March 31	$(139)	$(82)	$(156)	$(99)
The accumulated other comprehensive loss, as of March 31, 2017, represents the net deferred loss associated with commodity derivative contracts that were previously designated as cash flow hedges for which the hedged production is still expected to occur. Deferred gain or loss amounts will be recognized in earnings in the month in which the originally forecasted hedged production occurs. As of March 31, 2017, we expect to transfer approximately $20 million of net loss included in accumulated other comprehensive income to net income (loss) during the next 12 months. The remaining amounts will be transferred by December 31, 2022.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Credit Risk Considerations
Our derivative instruments expose us to our counterparties’ credit risk. To mitigate this risk, we enter into derivative contracts only with counterparties that are rated investment grade and deemed by management to be competent and competitive market makers, and we attempt to limit our exposure to non-performance by any single counterparty. As of March 31, 2017, our oil, natural gas and NGL derivative instruments were spread among 10 counterparties.
Hedging Arrangements
Certain of our hedging arrangements are with counterparties that are also lenders (or affiliates of lenders) under our revolving credit facility. The contracts entered into with these counterparties are secured by the same collateral that secures our revolving credit facility, which allows us to reduce any letters of credit posted as security with those counterparties. In addition, with other counterparties we enter into bilateral hedging agreements. The counterparties’ and our obligations under certain of the bilateral hedging agreements must be secured by cash or letters of credit to the extent that any mark-to-market amounts owed to us or by us exceed defined thresholds.
Fair Value
The fair value of our derivatives is based on third-party pricing models which utilize inputs that are either readily available in the public market, such as oil, natural gas and NGL forward curves and discount rates, or can be corroborated from active markets or broker quotes. These values are compared to the values given by our counterparties for reasonableness. Since oil, natural gas, NGL and cross currency swaps do not include optionality and therefore generally have no unobservable inputs, they are classified as Level 2. All other derivatives have some level of unobservable input, such as volatility curves, and are therefore classified as Level 3. Derivatives are also subject to the risk that either party to a contract will be unable to meet its obligations. We factor non-performance risk into the valuation of our derivatives using current published credit default swap rates. To date, this has not had a material impact on the values of our derivatives.
The following table provides information for financial assets (liabilities) measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
		($ in millions)
As of March 31, 2017
Derivative Assets (Liabilities):
Commodity assets	$—	$10	$3	$13
Commodity liabilities	—	(163)	—	(163)
Total derivatives	$—	$(153)	$3	$(150)

As of December 31, 2016
Derivative Assets (Liabilities):
Commodity assets	$—	$1	$—	$1
Commodity liabilities	—	(495)	(10)	(505)
Foreign currency liabilities	—	(73)	—	(73)
Total derivatives	$—	$(567)	$(10)	$(577)

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

A summary of the changes in the fair values of Chesapeake’s financial assets (liabilities) classified as Level 3 during the Current Quarter and the Prior Quarter is presented below.

	Commodity Derivatives	Supply Contracts
	($ in millions)
Balance, as of January 1, 2017	$(10)	$—
Total gains (losses) (realized/unrealized):
Included in earnings(a)	12	—
Total purchases, issuances, sales and settlements:
Settlements	1	—
Balance, as of March 31, 2017	$3	$—

Balance, as of January 1, 2016	$(91)	$297
Total gains (losses) (realized/unrealized):
Included in earnings(a)	25	33
Total purchases, issuances, sales and settlements:
Settlements	18	(13)
Balance, as of March 31, 2016	$(48)	$317
___________________________________________

(a)	Oil, Natural Gas and NGL Sales		Marketing, Gathering and Compression Revenue

	2017	2016	2017	2016
	($ in millions)
Total gains (losses) included in earnings for the period	$12	$25	$—	$20
Change in unrealized gains (losses) related to assets still held at reporting date	$5	$21	$—	$20
Qualitative and Quantitative Disclosures about Unobservable Inputs for Level 3 Fair Value Measurements
The significant unobservable inputs for Level 3 derivative contracts include unpublished forward prices of natural gas, market volatility and credit risk of counterparties. Changes in these inputs impact the fair value measurement of our derivative contracts, which is based on an estimate derived from option models. For example, an increase or decrease in the forward prices and volatility of oil and natural gas prices decreases or increases the fair value of oil and natural gas derivatives, and adverse changes to our counterparties’ creditworthiness decreases the fair value of our derivatives. The following table presents quantitative information about Level 3 inputs used in the fair value measurement of our commodity derivative contracts at fair value as of March 31, 2017:

Instrument Type	Unobservable Input	Range	Weighted Average	Fair Value March 31, 2017
				($ in millions)
Oil trades	Oil price volatility curves	18.22% – 24.10%	22.97%	$—
Natural gas trades	Natural gas price volatility curves	21.37% – 52.18%	38.10%	$3

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
In the Current Quarter, we sold portions of our acreage and producing properties in our Haynesville Shale operating area in northern Louisiana for approximately $915 million, subject to certain customary post-closing adjustments. Included in the sales were approximately 119,500 net acres and interests in 576 wells that were producing approximately 80 mmcf of gas per day at the time of closing.
Also in the Current Quarter, we received proceeds of $20 million for the sale of other oil and natural gas properties.
In the Prior Quarter, we received proceeds of $140 million for the sale of other oil and natural gas properties, partially offset by $78 million of post-closing adjustments and other settlements for prior period divestitures.
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

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

As of March 31, 2017, we had the following VPP outstanding:

				Volume Sold
VPP #	Date of VPP	Location	Proceeds	Oil	Natural Gas	NGL	Total
			($ in millions)	(mmbbl)	(bcf)	(mmbbl)	(bcfe)
9	May 2011	Mid-Continent	$853	1.7	138	4.8	177
The volumes produced on behalf of our VPP buyers during the Current Quarter and the Prior Quarter were as follows:

Three Months Ended March 31, 2017
VPP #	Oil	Natural Gas	NGL	Total
	(mbbl)	(bcf)	(mbbl)	(bcfe)
9	35.9	3.1	82.8	3.8

Three Months Ended March 31, 2016
VPP #	Oil	Natural Gas	NGL	Total
	(mbbl)	(bcf)	(mbbl)	(bcfe)
10(a)	66.0	1.8	222.7	3.5
9	39.4	3.4	89.3	4.1
4(a)	10.1	1.9	—	2.0
3(a)	—	1.5	—	1.5
2(a)	—	0.9	—	0.9
1(a)	—	3.3	—	3.3
	115.5	12.8	312.0	15.3
____________________________________________

(a)
In connection with certain asset divestitures in 2016, we purchased the remaining oil and natural gas interests previously sold in connection with VPP #10, VPP #4, VPP #3, VPP #2 and VPP #1. A majority of the oil and natural gas interests purchased were subsequently sold to the buyers of the assets.

The volumes remaining to be delivered on behalf of our VPP buyers as of March 31, 2017 were as follows:

		Volume Remaining as of March 31, 2017
VPP #	Term Remaining	Oil	Natural Gas	NGL	Total
	(in months)	(mmbbl)	(bcf)	(mmbbl)	(bcfe)
9	47	0.5	42.8	1.1	52.5

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

10.	Variable Interest Entities
We consolidate the activities of VIEs for which we are the primary beneficiary. In order to determine whether we own a variable interest in a VIE, we perform a qualitative analysis of the entity’s design, organizational structure, primary decision makers and relevant agreements.
Consolidated VIE
Chesapeake Granite Wash Trust (the Trust) is considered a VIE due to the lack of voting or similar decision-making rights by its equity holders regarding activities that have a significant effect on the economic success of the Trust and because the royalty interest owners, other than Chesapeake, do not have the ability to exercise substantial liquidation rights. Our ownership in the Trust and our previous obligations under the development agreement constitute variable interests. We have determined that we are the primary beneficiary of the Trust because (i) we have the power to direct the activities that most significantly impact the economic performance of the Trust via our operation of the majority of the producing wells and the completed development wells, and (ii) as a result of the subordination and incentive thresholds applicable to the subordinated units we hold in the Trust, we have the obligation to absorb losses and the right to receive residual returns that potentially could be significant to the Trust. As a result, we consolidate the Trust in our financial statements, and the common units of the Trust owned by third parties are reflected as a noncontrolling interest. As of March 31, 2017 and December 31, 2016, we had $256 million and $257 million, respectively, of noncontrolling interests on our condensed consolidated balance sheets attributable to the Trust. In the Current Quarter and the Prior Quarter, we had $1 million and a nominal amount, respectively, of net income attributable to the Trust’s noncontrolling interests recorded in our condensed consolidated statements of operations.
The Trust is a consolidated entity whose legal existence is separate from Chesapeake and our other consolidated subsidiaries, and the Trust is not a guarantor of any of Chesapeake’s debt. The creditors or beneficial holders of the Trust have no recourse to the general credit of Chesapeake. In consolidation, as of March 31, 2017, $1 million of cash and cash equivalents, $488 million of proved oil and natural gas properties, $459 million of accumulated depreciation, depletion and amortization and $3 million of other current liabilities were attributable to the Trust. We have presented parenthetically on the face of the condensed consolidated balance sheets the assets of the Trust that can be used only to settle obligations of the Trust and the liabilities of the Trust for which creditors do not have recourse to the general credit of Chesapeake.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

11.	Impairments
Impairments of Oil and Natural Gas Properties
Our proved oil and natural gas properties are subject to quarterly full cost ceiling tests. Under the ceiling test, capitalized costs, less accumulated amortization and related deferred income taxes, may not exceed an amount equal to the sum of the present value of estimated future net revenues (adjusted for cash flow hedges) less estimated future expenditures to be incurred in developing and producing the proved reserves, less any related income tax effects. Estimated future net revenues for the quarterly ceiling limit are calculated using the average of commodity prices on the first day of the month over the trailing 12-month period. In the Prior Quarter, capitalized costs of oil and natural gas properties exceeded the ceiling, resulting in an impairment in the carrying value of our oil and natural gas properties of $997 million.
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

	Three Months Ended March 31,
	2017	2016
	($ in millions)
Natural gas compressors	$—	$20
Buildings and land	—	7
Other	391	11
Total impairments of fixed assets and other	$391	$38
Other. In the Current Quarter, we paid $290 million to assign an oil transportation agreement to a third party. In addition, we terminated future natural gas transportation commitments related to divested assets for a cash payment of $103 million.
Nonrecurring Fair Value Measurements. Fair value measurements for certain of the impairments were based on recent sales information for comparable assets. As the fair value was estimated using the market approach based on recent prices from orderly sales transactions for comparable assets between market participants, these values were classified as Level 2 in the fair value hierarchy. Other inputs used were not observable in the market; these values were classified as Level 3 in the fair value hierarchy.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

12.	Income Taxes
A valuation allowance for deferred tax assets, including net operating losses, is recognized when it is more likely than not that some or all of the benefit from the deferred tax asset will not be realized. To assess that likelihood, we use estimates and judgment regarding our future taxable income, and we consider the tax consequences in the jurisdiction where taxable income is generated, to determine whether a valuation allowance is required. The evidence can include our current financial position, our results of operations, both actual and forecasted, the reversal of deferred tax liabilities, and tax planning strategies as well as the current and forecasted business economics of our industry.
Based on our estimated operating results for the subsequent quarters, we project being in a net deferred tax asset position as of December 31, 2017. We believe it is more likely than not that these deferred tax assets will not be realized. Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of deferred tax assets. A significant piece of objective negative evidence evaluated is the projected cumulative loss incurred over the three-year period ending December 31, 2017. The objective negative evidence limits the ability to consider other subjective positive evidence, such as our projections for future growth. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income are increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as future expected growth.

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
Financial Assets (Liabilities). The following table provides fair value measurement information for the above-noted financial assets (liabilities) measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
		($ in millions)
As of March 31, 2017
Financial Assets (Liabilities):
Other current assets	$55	$—	$—	$55
Other current liabilities	(56)	—	—	(56)
Total	$(1)	$—	$—	$(1)

As of December 31, 2016
Financial Assets (Liabilities):
Other current assets	$49	$—	$—	$49
Other current liabilities	(51)	—	—	(51)
Total	$(2)	$—	$—	$(2)
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
As of March 31, 2017, we have two reportable operating segments, each of which is managed separately because of the nature of its operations. The exploration and production operating segment is responsible for finding and producing oil, natural gas and NGL. The marketing, gathering and compression operating segment is responsible for marketing, gathering and compression of oil, natural gas and NGL.
Management evaluates the performance of our segments based upon income (loss) before income taxes. Revenues from the sale of oil, natural gas and NGL related to Chesapeake’s ownership interests by our marketing, gathering and compression operating segment are reflected as revenues within our exploration and production operating segment. These amounts totaled $1.120 billion and $783 million for the Current Quarter and the Prior Quarter, respectively.
The following table presents selected financial information for Chesapeake’s operating segments:

	Exploration and Production	Marketing, Gathering and Compression	Other	Intercompany Eliminations	Consolidated Total
	($ in millions)
Three Months Ended March 31, 2017
Revenues	$1,469	$2,404	$—	$(1,120)	$2,753
Intersegment revenues	—	(1,120)	—	1,120	—
Total Revenues	$1,469	$1,284	$—	$—	$2,753

Income (Loss) Before Income Taxes	$567	$(386)	$(10)	$(29)	$142

Three Months Ended March 31, 2016
Revenues	$993	$1,743	$—	$(783)	$1,953
Intersegment revenues	—	(783)	—	783	—
Total Revenues	$993	$960	$—	$—	$1,953

Income (Loss) Before Income Taxes (as previously reported)	$(895)	$40	$(9)	$(57)	$(921)

Income (Loss) Before Income Taxes (as revised)	$(1,042)	$40	$(9)	$(57)	$(1,068)

As of March 31, 2017
Total Assets	$10,147	$918	$1,031	$(397)	$11,699

As of December 31, 2016
Total Assets	$11,249	$1,118	$1,059	$(398)	$13,028

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

15.	Recently Issued Accounting Standards
In May 2014, the FASB issued updated revenue recognition guidance to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and international financial reporting standards. The new standard requires the recognition of revenue to depict the transfer of promised goods to customers in an amount reflecting the consideration the company expects to receive in the exchange. The accounting standards update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early application permitted after December 31, 2016. In March 2016, the FASB issued an update clarifying the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued an update clarifying the identification of performance obligations and licensing implementations guidance. In May 2016, the FASB issued an update clarifying guidance in a few narrow areas and added some practical expedients to the guidance. We are in the process of assessing differences between the new revenue standard and current accounting practices. In addition, we are evaluating the impact of this guidance on our condensed consolidated financial statements and related disclosures.
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
In March 2016, the FASB issued new guidance that will result in fewer put or call options embedded in debt instruments qualifying for separate derivative accounting because companies will not be required to assess whether the contingent event, such as change in control or an IPO, is related to interest rates or credit risks. This standard is effective for fiscal years beginning after December 15, 2016, including interim periods within those years. The adoption of this guidance did not have a material impact on our consolidated financial statements and related disclosures.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Financial Data
The following table sets forth certain information regarding our production volumes, oil, natural gas and NGL sales, average sales prices received, and other operating income and expenses for the periods indicated:

	Three Months Ended March 31,
	2017	2016
Net Production:
Oil (mmbbl)	8	9
Natural gas (bcf)	211	276
NGL (mmbbl)	5	6
Oil equivalent (mmboe)(a)	48	61

Oil, Natural Gas and NGL Sales ($ in millions):
Oil sales	$378	$255
Oil derivatives – realized gains (losses)(b)	11	73
Oil derivatives – unrealized gains (losses)(b)	94	(72)
Total oil sales	483	256
Natural gas sales	653	483
Natural gas derivatives – realized gains (losses)(b)	(16)	150
Natural gas derivatives – unrealized gains (losses)(b)	231	30
Total natural gas sales	868	663
NGL sales	116	74
NGL derivatives – realized gains (losses)(b)	1	—
NGL derivatives – unrealized gains (losses)(b)	1	—
Total NGL sales	118	74
Total oil, natural gas and NGL sales	$1,469	$993

Average Sales Price (excluding gains (losses) on derivatives):
Oil ($ per bbl)	$50.24	$29.34
Natural gas ($ per mcf)	$3.10	$1.75
NGL ($ per bbl)	$23.78	$11.44
Oil equivalent ($ per boe)	$24.13	$13.28

Average Sales Price (including realized gains (losses) on derivatives):
Oil ($ per bbl)	$51.72	$37.74
Natural gas ($ per mcf)	$3.02	$2.29
NGL ($ per bbl)	$24.04	$11.44
Oil equivalent ($ per boe)	$24.06	$16.93

Other Operating Income ($ in millions):
Marketing, gathering and compression net margin(c)(d)	$(44)	$18

	Three Months Ended March 31,
	2017	2016
Expenses ($ per boe):
Oil, natural gas and NGL production	$2.84	$3.36
Oil, natural gas and NGL gathering, processing and transportation	$7.47	$7.88
Production taxes	$0.47	$0.30
General and administrative	$1.35	$0.79
Oil, natural gas and NGL depreciation, depletion and amortization	$4.15	$4.30
Depreciation and amortization of other assets	$0.44	$0.48
Interest expense(e)	$1.97	$0.98

Interest Expense ($ in millions):
Interest expense	$94	$62
Interest rate derivatives – realized (gains) losses(f)	(1)	(3)
Interest rate derivatives – unrealized (gains) losses(f)	2	3
Total interest expense	$95	$62
___________________________________________

(a)	Oil equivalent is based on six mcf of natural gas to one barrel of oil or one barrel of NGL. This ratio reflects an energy content equivalency and not a price or revenue equivalency.

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

(d)
In the Prior Quarter, we recorded unrealized gains of $20 million on the fair value of our supply contract derivative. See Note 8 of the notes to our condensed consolidated financial statements included in Item 1 of this report for discussion related to this instrument.

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

Overview
We own interests in approximately 21,900 oil and natural gas wells and produced an average of approximately 528 mboe per day in the Current Quarter, net to our interest. We have a large and geographically diverse resource base of onshore U.S. unconventional natural gas and liquids assets. We have leading positions in the liquids-rich resource plays of the Eagle Ford Shale in South Texas, the Utica Shale in Ohio, the Anadarko Basin in northwestern Oklahoma and the stacked pay in the Powder River Basin in Wyoming. Our natural gas resource plays are the Haynesville/Bossier Shales in northwestern Louisiana and East Texas and the Marcellus Shale in the northern Appalachian Basin in Pennsylvania. We also own oil and natural gas marketing and natural gas compression businesses.
Our Strategy
Chesapeake’s strategy is to create shareholder value through the development of our significant positions in premier U.S. onshore resource plays. In addition, we continue to focus our financial strategy on reducing debt and improving margins. We apply financial discipline to all aspects of our business with goals of increasing financial and operational flexibility. Our capital program is focused on investments that can improve our cash flow generating ability regardless of the commodity price environment. We plan to increase our capital expenditures in 2017 over 2016 levels to capture high rate-of-return opportunities in our oil and natural gas portfolio. These opportunities are a result of improved capital and operating efficiencies, including improved well performance, decreased drilling and completion costs per foot and decreased operating expenditures. We expect our anticipated production increases in the 2017 second half and into 2018 will position us to balance capital expenditures and operating cash flow in 2018 and beyond.
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
Operating Results
Our Current Quarter production of 48 mmboe consisted of 8 mmbbls of oil (16% on an oil equivalent basis), 211 bcf of natural gas (74% on an oil equivalent basis), and 5 mmbbls of NGL (10% on an oil equivalent basis). Our daily production for the Current Quarter averaged approximately 528 mboe, a decrease of 21% from the Prior Quarter. Compared to the Prior Quarter, average daily oil production decreased by 13% or approximately 12 mbbls per day; average daily natural gas production decreased by 23%, or approximately 694 mmcf per day; and average daily NGL production decreased by 24%, or approximately 17 mbbls per day. Our oil, natural gas and NGL production decreased primarily as a result of the sale of certain of our Mid-Continent and Barnett assets in 2016 as well as a significant reduction in drilling and completion activity in 2016. Adjusted for asset sales, our total daily production decreased 5% in the Current Quarter compared to the Prior Quarter. Our oil, natural gas and NGL revenues (excluding gains or losses on oil and natural gas derivatives) increased approximately $335 million to $1.147 billion in the Current Quarter compared to $812 million in the Prior Quarter, primarily due to increases in the prices received for oil, natural gas and NGL sold, partially offset by the production decreases described above. See Results of Operations below for additional details.
Capital Expenditures
Our drilling and completion capital expenditures during the Current Quarter were approximately $506 million and capital expenditures for the acquisition of unproved properties, geological and geophysical costs and other property and equipment were approximately $19 million, for a total of approximately $525 million. In the Current Quarter, we operated an average of 16 rigs, an increase of eight rigs, or 100%, compared to the Prior Quarter. As a result of higher drilling and completion activity, drilling and completion expenditures increased approximately $225 million in the Current Quarter compared to the Prior Quarter. The level of capital expenditures for the acquisition of unproved properties, geological and geophysical costs and other property and equipment increased approximately $3 million compared to the Prior Quarter.

Our capitalized interest was approximately $51 million and $68 million in the Current Quarter and the Prior Quarter, respectively. The decrease in capitalized interest resulted from a lower average balance of our unproved oil and natural gas properties, the primary asset on which interest is capitalized. Including capitalized interest, total capital investments were approximately $576 million in the Current Quarter compared to $365 million for the Prior Quarter, an increase of 58%.
Based on planned activity levels for the remainder of 2017, we project that 2017 capital expenditures for drilling and completions, leasehold, geological and geophysical and other property and equipment will be $2.1 – $2.5 billion, inclusive of capitalized interest, as compared to $1.7 billion of capital expenditures in 2016. See Liquidity and Capital Resources for additional information on how we plan to fund our capital budget.
Strategic Developments
Debt Retirements
In the Current Quarter, we retired $908 million principal amount of our outstanding senior notes and contingent convertible notes through purchases in the open market, tender offers or repayment upon maturity for $982 million, which included the maturity of our 6.25% Euro-denominated Senior Notes due 2017 and corresponding cross currency swap.
Preferred Stock Exchanges
In January 2017, we completed private exchanges of an aggregate of approximately 10.0 million shares of our common stock for (i) 72,600 shares of 5.75% Cumulative Convertible Preferred Stock, (ii) 12,500 shares of 5.75% Cumulative Convertible Preferred Stock (Series A) and (iii) 150,948 shares of 5.00% Cumulative Convertible Preferred Stock (Series 2005B). The preferred stock exchanged represents approximately $100 million of liquidation value. These exchanges eliminated approximately $6 million of annual dividend obligations.
Divestitures
In the Current Quarter, we sold portions of our acreage and producing properties in our Haynesville Shale operating area in northern Louisiana for approximately $915 million, subject to certain customary post-closing adjustments. Included in the sales were approximately 119,500 net acres and interests in 576 wells that were producing approximately 80 mmcf of gas per day at the time of closing.
In February 2017, we received proceeds of $20 million for the sale of other oil and natural gas properties.
Gathering, Processing and Transportation Agreements
In February 2017, we paid approximately $290 million to assign an oil transportation agreement to a third party. In addition, we terminated future natural gas transportation commitments related to divested assets for a cash payment of approximately $103 million.

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
As of March 31, 2017, we had a cash balance of $249 million compared to $882 million as of December 31, 2016, and we had a net working capital deficit of $1.428 billion, compared to a net working capital deficit of $1.506 billion as of December 31, 2016. Based on our cash balance, forecasted cash flows from operating activities and availability under our revolving credit facility, we expect to be able to fund our planned capital expenditures, meet our debt service requirements and fund our other commitments and obligations for the next 12 months. As of March 31, 2017, we had $3.088 billion of borrowing capacity available under our revolving credit facility, with no outstanding borrowings and $697 million utilized for various letters of credit (including the $461 million supersedeas bond with respect to the 2019 Notes litigation discussed below). See Note 3 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion of our debt obligations, including principal and carrying amounts of our notes.
In the Current Quarter, we took the following measures to improve our liquidity:

•	retired $908 million principal amount of our outstanding senior notes and contingent convertible notes through purchases in the open market, tender offers or repayment upon maturity for $982 million;

•	exchanged approximately 10 million shares of common stock for $100 million liquidation value of our preferred stock, eliminating $6 million of annual dividend obligations
Even though we have taken measures, as outlined above, to mitigate the liquidity concerns facing us for the next 12 months, there can be no assurance that these measures will satisfy our needs. We may continue to access the capital markets or otherwise incur debt to refinance a portion of our outstanding indebtedness and improve our liquidity.
As operator of a substantial portion of our oil and natural gas properties under development, we have significant control and flexibility over the timing and execution of our development plan, enabling us to reduce our capital spending as needed. Our forecasted 2017 capital expenditures, inclusive of capitalized interest, are $2.1 – $2.5 billion compared to our 2016 capital spending level of $1.7 billion. We had liquidity (calculated as cash on hand and availability under our revolving credit facility), reflective of the pending relief of the letters of credit associated with our 2019 Notes litigation, of approximately $3.3 billion as of May 1, 2017. We expect to generate additional liquidity with proceeds from future sales of assets that we determine do not fit our strategic priorities. Management continues to review operational plans for the remainder of 2017 and beyond, which could result in changes to projected capital expenditures and projected revenues from sales of oil, natural gas and NGL. We closely monitor the amounts and timing of our sources and uses of funds, particularly as they affect our ability to maintain compliance with the financial covenants of our revolving credit facility.
Some of our counterparties have requested or required us to post collateral as financial assurance of our performance under certain contractual arrangements, such as gathering, processing, transportation and hedging agreements. As of May 1, 2017, we have received requests and posted approximately $293 million in collateral under such arrangements. We may be requested or required by other counterparties to post additional collateral in an aggregate amount of approximately $431 million, which may be in the form of additional letters of credit, cash or other acceptable collateral. However, we have substantial long-term business relationships with each of these counterparties, and we may be able to mitigate any collateral requests through ongoing business arrangements and by offsetting amounts that the counterparty owes us. Any posting of collateral consisting of cash or letters of credit reduces availability under our revolving credit facility and negatively impacts our liquidity.

In the Current Quarter, we repurchased $908 million principal amount of outstanding debt in the open market and through tender offers and exchanged approximately 10 million shares of common stock for approximately $100 million liquidation value of our outstanding preferred stock. Pursuant to the provisions of our 2.5% contingent convertible senior notes due 2037, we have offered to repurchase all of the outstanding notes at par on May 15, 2017. We may continue to use a combination of cash, borrowings and issuances of our common stock or other securities to retire our outstanding debt and preferred stock through privately negotiated transactions, open market repurchases, redemptions, tender offers or otherwise, but we are under no obligation to do so.
On April 24, 2017, we received notice from the U.S. Supreme Court that it would not review our appeal of the decision by the U.S. District Court for the Southern District of New York regarding the redemption at par value of our 6.775% Senior Notes due 2019. As a result of this decision, on April 28, 2017 we paid $441 million with cash on hand and borrowings under the revolving credit facility and the related supersedeas bond was released. See Note 4 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion of the recent developments in this litigation.
To add more certainty to our future estimated cash flows by mitigating our downside exposure to lower commodity prices, as of May 1, 2017, we have downside price protection, through open swaps, on approximately 64% of our remaining projected 2017 oil production at an average price of $50.25 per bbl. We also have downside price protection, through open swaps and collars, on approximately 75% of our remaining projected 2017 natural gas production at an average price of $3.05 per mcf, of which 4% is hedged under two-way collar arrangements based on an average bought put NYMEX price of $3.25 per mcf. We also have downside price protection, through open swaps, on approximately 4% of our remaining projected 2017 NGL production at an average price of $0.28 per gallon of ethane. In addition, we have downside price protection, through open swaps on 1.825 mmbbls of our 2018 oil production at an average price of $51.43 per bbl. We also have downside price protection, through open swaps and collars on 238 bcf of our 2018 gas production at an average price of $3.12 per mcf.
As highlighted above, we have taken measures to mitigate the liquidity concerns facing us in the remainder of 2017 and beyond, but there can be no assurance that such measures will satisfy our needs. Further, our ability to generate operating cash flow in the current commodity price environment, sell assets, access capital markets or take any other action to improve our liquidity and manage our debt is subject to the risks discussed above and the other risks and uncertainties that exist in our industry, some of which we may not be able to anticipate at this time or control.
Sources of Funds
The following table presents the sources of our cash and cash equivalents for the Current Quarter and the Prior Quarter. See Note 9 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion of divestitures of oil and natural gas assets.

	Three Months Ended March 31,
	2017	2016
	($ in millions)
Cash provided by (used in) operating activities	$99	$(421)
Proceeds from credit facility borrowings, net	—	367
Divestitures of proved and unproved properties	892	62
Sales of other property and equipment	19	9
Total sources of cash and cash equivalents	$1,010	$17
Cash provided by operating activities was $99 million in the Current Quarter compared to cash used in operating activities of $421 million in the Prior Quarter. The increase is primarily the result of higher realized prices for the oil, natural gas and NGL we sold, partially offset by lower volumes of oil, natural gas and NGL sold. Changes in cash flow from operations are largely due to the same factors that affect our net income, excluding various non-cash items such as depreciation, depletion and amortization, impairments, gains or losses on sales of fixed assets, deferred income taxes and mark-to-market changes in our derivative instruments. See further discussion below under Results of Operations.

We currently plan to use cash flow from operations, cash on hand and our revolving credit facility to fund our capital expenditures for the remainder of 2017. We expect to generate additional liquidity with proceeds from future sales of assets that we determine do not fit our strategic priorities. Under our revolving credit facilities, we borrowed and repaid $50 million in the Current Quarter and we borrowed $515 million and repaid $148 million in the Prior Quarter.
Uses of Funds
The following table presents the uses of our cash and cash equivalents for the Current Quarter and the Prior Quarter:

	Three Months Ended March 31,
	2017	2016
	($ in millions)
Oil and Natural Gas Expenditures:
Drilling and completion costs	$433	$265
Acquisitions of proved and unproved properties	46	3
Interest capitalized on unproved leasehold	49	64
Total oil and natural gas expenditures	528	332

Other Uses of Cash and Cash Equivalents:
Cash paid to repurchase debt	982	472
Additions to other property and equipment	3	10
Dividends paid	114	—
Other	16	12
Total other uses of cash and cash equivalents	1,115	494
Total uses of cash and cash equivalents	$1,643	$826
Our drilling and completion costs increased in the Current Quarter compared to the Prior Quarter primarily as a result of increased activity. During the Current Quarter, our average operated rig count was 16 rigs compared to an average operated rig count of eight rigs in the Prior Quarter and we completed 99 wells in the Current Quarter compared to 57 in the Prior Quarter.
In the Current Quarter, we used $982 million of cash to repurchase $908 million principal amount of debt. In the Prior Quarter, we used $472 million of cash to repurchase $558 million principal amount of debt.
We paid dividends of $114 million on our preferred stock during the Current Quarter, including $92 million of dividends in arrears that had been suspended throughout 2016. We did not pay dividends on our preferred stock in the Prior Quarter.

Term Loan Facility
We have a secured five-year term loan facility in aggregate principal amount of $1.5 billion. Our obligations under the facility are unconditionally guaranteed on a joint and several basis by the same subsidiaries that guarantee our revolving credit facility, second lien notes and senior notes and are secured by first-priority liens on the same collateral securing our revolving credit facility (with a position in the collateral proceeds waterfall junior to the revolving credit facility). The term loan bears interest at a rate of London Interbank Offered Rate (LIBOR) plus 7.50% per annum, subject to a 1.00% LIBOR floor, or the Alternative Base Rate (ABR) plus 6.50% per annum, subject to a 2.00% ABR floor, at our option. The term loan matures in August 2021 and voluntary prepayments are subject to a make-whole premium prior to the second anniversary of the closing of the term loan, a premium to par of 4.25% from the second anniversary until but excluding the third anniversary, a premium to par of 2.125% from the third anniversary until but excluding the fourth anniversary and at par beginning on the fourth anniversary. The term loan may be subject to mandatory prepayments and offers to purchase with net cash proceeds of certain issuances of debt, certain asset sales and other dispositions of collateral and upon a change of control. See Note 3 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion of the term loan facility.
Revolving Credit Facility
We have a $4.0 billion senior secured revolving credit facility (currently subject to a $3.8 billion borrowing base) that matures in December 2019. As of March 31, 2017, we had no outstanding borrowings under the revolving credit facility and had used $697 million of the revolving credit facility for various letters of credit (including the $461 million supersedeas bond with respect to the 2019 Notes litigation). See Liquidity Overview above for additional information on our collateral postings. Borrowings under the facility bear interest at a variable rate. We are required to secure our obligations under the facility with liens on certain of our oil and natural gas properties, with the liens to be released upon the satisfaction of specific conditions. The applicable interest rates under the facility fluctuate based on the percentage of the borrowing base used. In 2016, we amended our revolving credit facility to provide covenant relief and affirm our $4.0 billion borrowing base. Our borrowing base may be reduced if we dispose of a certain percentage of the value of the collateral securing the facility. As a result of certain asset sales and certain other sales of collateral since the date of the most recent amendment, our borrowing base was reduced to $3.8 billion in October 2016. See Note 3 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion of the terms of the revolving credit facility, as amended. As of March 31, 2017, our interest coverage ratio was approximately 1.54 to 1.0, and we were in compliance with all applicable financial covenants under the credit agreement.
Hedging Arrangements
Certain of our hedging arrangements are with counterparties that are also lenders (or affiliates of lenders) under our revolving credit facility. The contracts entered into with these counterparties are secured by the same collateral that secures our revolving credit facility which allows us to reduce any letters of credit posted as security with those counterparties. In addition, with other counterparties we enter into bilateral hedging agreements. The counterparties’ and our obligations under certain of the bilateral hedging agreements must be secured by cash or letters of credit to the extent that any mark-to-market amounts owed to us or by us exceed defined thresholds.

Senior Note Obligations
Our senior note obligations consisted of the following as of March 31, 2017:

	March 31, 2017
	Principal Amount	Carrying Amount
	($ in millions)
7.25% senior notes due 2018	$46	$46
Floating rate senior notes due 2019	380	380
6.625% senior notes due 2020	572	572
6.875% senior notes due 2020	279	279
6.125% senior notes due 2021	550	550
5.375% senior notes due 2021	270	270
4.875% senior notes due 2022	451	451
8.00% senior secured second lien notes due 2022(a)	2,419	3,368
5.75% senior notes due 2023	338	338
8.00% senior notes due 2025	1,000	1,000
5.5% convertible senior notes due 2026(b)(c)	1,250	818
2.75% contingent convertible senior notes due 2035(d)	2	2
2.5% contingent convertible senior notes due 2037(c)(d)	15	15
2.25% contingent convertible senior notes due 2038(c)(d)	9	8
Debt issuance costs	—	(38)
Discount on senior notes	—	(16)
Interest rate derivatives(e)	—	3
Total senior notes, net	7,581	8,046
Less current maturities of senior notes, net(f)	(15)	(15)
Total long-term senior notes, net	$7,566	$8,031
___________________________________________

(a)	The carrying amount as of March 31, 2017, includes a premium of $949 million associated with a troubled debt restructuring. The premium is being amortized based on an effective yield method.

(b)
The notes are convertible, at the holder’s option, prior to maturity under certain circumstances into cash, common stock or a combination of cash and common stock, at our election. The holders of our convertible senior notes may require us to repurchase the principal amount of the notes upon certain fundamental changes.

(c)	The carrying amount as of March 31, 2017, is reflected net of a discount associated with the equity component of our convertible and contingent convertible senior notes of $433 million.

(d)
The notes are convertible, at the holder’s option, prior to maturity under certain circumstances into cash and, if applicable, shares of our common stock using a net share settlement process. We may redeem our 2.75% Contingent Convertible Senior Notes due 2035 at any time. The holders of our contingent convertible senior notes may require us to repurchase, in cash, all or a portion of their notes at 100% of the principal amount of the notes on any of four dates that are five, ten, fifteen and twenty years before the maturity date and upon certain fundamental changes. The first put date, for the 2.5% Contingent Convertible Senior Notes due 2037 (the 2037 Notes), is May 15, 2017. As required by the terms of the indenture for the 2037 Notes, on March 30, 2017, we issued a notice to the holders of the 2037 Notes allowing each holder an opportunity to require us to repurchase some or all of the notes on May 15, 2017. As a result, we may be required to repurchase some or all of the 2037 Notes outstanding on May 15, 2017. Beginning May 15, 2017, we may redeem any 2037 Notes that have not been put to us and repurchased. The notes are convertible, at the holder’s option, prior to maturity under certain circumstances into cash and, if applicable, shares of our common stock using a net share settlement process.

(e)	See Note 8 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for discussion related to these instruments.

(f)
As of March 31, 2017, current maturities of long-term debt, net include our 2037 Notes. As discussed in footnote (d) above and in Note 3 of the notes to our condensed consolidated financial statements included in Item 1 of this report, the holders of our 2037 Notes could exercise their individual demand repurchase rights on May 15, 2017, which would require us to repurchase all or a portion of the principal amount of the notes.

For further discussion and details regarding our senior notes and convertible senior notes, see Note 3 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report.
Credit Risk
Derivative instruments that enable us to manage our exposure to oil, natural gas and NGL prices, as well as to foreign currency volatility, expose us to credit risk from our counterparties. To mitigate this risk, we enter into derivative contracts only with counterparties that are rated investment grade and deemed by management to be competent and competitive market makers, and we attempt to limit our exposure to non-performance by any single counterparty. As of March 31, 2017, our oil, natural gas and NGL derivative instruments were spread among 10 counterparties. Additionally, the counterparties under our commodity hedging arrangements are required to secure their obligations in excess of defined thresholds.
Our accounts receivable are primarily from purchasers of oil, natural gas and NGL ($680 million as of March 31, 2017) and exploration and production companies that own interests in properties we operate ($177 million as of March 31, 2017). This industry concentration has the potential to impact our overall exposure to credit risk, either positively or negatively, in that our customers and joint working interest owners may be similarly affected by changes in economic, industry or other conditions. We generally require letters of credit or parent guarantees for receivables from parties that are judged to have sub-standard credit, unless the credit risk can otherwise be mitigated. During the Current Quarter and the Prior Quarter, we recognized nominal amounts of bad debt expense related to potentially uncollectible receivables.
Contractual Obligations and Off-Balance Sheet Arrangements
From time to time, we enter into arrangements and transactions that can give rise to contractual obligations and off-balance sheet commitments. As of March 31, 2017, these arrangements and transactions included (i) operating lease agreements, (ii) volumetric production payments (VPPs) (to purchase production and pay related production expenses and taxes in the future), (iii) open purchase commitments, (iv) open delivery commitments, (v) open drilling commitments, (vi) undrawn letters of credit, (vii) open gathering and transportation commitments, and (viii) various other commitments we enter into in the ordinary course of business that could result in a future cash obligation. See Notes 4 and 9 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion of commitments and VPPs, respectively.

Results of Operations – Three Months Ended March 31, 2017 vs March 31, 2016
General. For the Current Quarter, Chesapeake had net income of $141 million, or $0.08 per diluted common share, on total revenues of $2.753 billion. This compares to a net loss of $1.068 billion, or $1.66 per diluted common share, on total revenues of $1.953 billion for the Prior Quarter. The increase in net income in the Current Quarter is attributable to an increase in the average realized prices we received for oil, natural gas and NGL production, partially offset by charges for terminating certain natural gas and oil transportation commitments. See Impairments of Fixed Assets and Other below. The net loss in the Prior Quarter was primarily driven by non-cash impairments of oil and natural gas properties. See Impairment of Oil and Natural Gas Properties below.
Oil, Natural Gas and NGL Sales. During the Current Quarter, oil, natural gas and NGL sales were $1.469 billion compared to $993 million in the Prior Quarter. In the Current Quarter, Chesapeake sold 48 mmboe for $1.147 billion at a weighted average price of $24.13 per boe (excluding the effect of derivatives), compared to 61 mmboe sold in the Prior Quarter for $812 million at a weighted average price of $13.28 per boe (excluding the effect of derivatives). The increase in the price received per boe in the Current Quarter compared to the Prior Quarter resulted in a $516 million increase in revenues, and decreased sales volumes resulted in a $181 million decrease in revenues, for a total increase in revenues of $335 million (excluding the effect of derivatives).
For the Current Quarter, our average price received per barrel of oil (excluding the effect of derivatives) was $50.24, compared to $29.34 in the Prior Quarter. Natural gas prices received per mcf (excluding the effect of derivatives) were $3.10 and $1.75 in the Current Quarter and the Prior Quarter, respectively. NGL prices received per barrel (excluding the effect of derivatives) were $23.78 and $11.44 in the Current Quarter and the Prior Quarter, respectively.
Gains from our oil, natural gas and NGL derivatives resulted in a net increase in oil, natural gas and NGL revenues of $322 million in the Current Quarter and a net increase of $181 million in the Prior Quarter, respectively. See Item 3. Quantitative and Qualitative Disclosures About Market Risk in Part I of this report for a listing of all of our derivative instruments as of March 31, 2017.
A change in oil, natural gas and NGL prices has a significant impact on our revenues and cash flows. Assuming our Current Quarter production levels and without considering the effect of derivatives, an increase or decrease of $1.00 per barrel of oil sold would result in an increase or decrease in Current Quarter revenues and cash flows of approximately $8 million and $7 million, respectively, an increase or decrease of $0.10 per mcf of natural gas sold would result in an increase or decrease in Current Quarter revenues and cash flows of approximately $21 million, and an increase or decrease of $1.00 per barrel of NGL sold would result in an increase or decrease in Current Quarter revenues and cash flows of $5 million.

The following tables show production and average sales prices received by our operating divisions for the Current Quarter and the Prior Quarter:

	Three Months Ended March 31, 2017
	Oil		Natural Gas		NGL		Total
	(mmbbl)	($/bbl)(a)	(bcf)	($/mcf)(a)	(mmbbl)	($/bbl)(a)	(mmboe)%		($/boe)(a)
Marcellus	—	—	79	2.97	—	—	13	27	17.83
Haynesville	—	—	65	2.99	—	—	11	23	17.95
Eagle Ford	5	50.90	12	3.40	2	21.38	9	18	38.52
Utica	1	45.41	34	3.49	2	25.75	9	19	24.16
Mid-Continent	1	50.35	18	3.01	1	22.83	5	11	27.18
Powder River Basin	1	49.69	3	3.33	—	—	1	2	32.67
Other(b)	—	—	—	—	—	—	—	—	—
Total	8	50.24	211	3.10	5	23.78	48	100%	24.13

	Three Months Ended March 31, 2016
	Oil		Natural Gas		NGL		Total
	(mmbbl)	($/bbl)(a)	(bcf)	($/mcf)(a)	(mmbbl)	($/bbl)(a)	(mmboe)%		($/boe)(a)
Marcellus	—	—	78	1.43	—	—	13	21	8.59
Haynesville	—	—	61	1.86	—	—	10	17	11.18
Eagle Ford	5	30.01	12	2.12	1	10.79	8	14	22.32
Utica	1	24.36	48	1.99	3	12.53	12	21	13.51
Mid-Continent	2	30.88	32	1.79	2	9.98	9	14	14.85
Powder River Basin	1	31.10	4	2.06	—	—	2	2	20.56
Other(b)	—	—	41	1.76	—	—	7	11	10.49
Total	9	29.34	276	1.75	6	11.44	61	100%	13.28
___________________________________________

(a)	Average sales prices exclude gains (losses) on derivatives.

(b)	Includes Central Texas and Devonian Shale.
Our average daily production of 528 mboe for the Current Quarter consisted of approximately 84 mbbls of oil (16% on an oil equivalent basis), approximately 2.3 bcf of natural gas (74% on an oil equivalent basis) and approximately 54 mbbls of NGL (10% on an oil equivalent basis). Oil production decreased by 14%, natural gas production decreased by 24% and NGL production decreased by 25% year over year primarily as a result of the sale of certain of our Barnett and Mid-Continent assets in 2016 as well as a significant reduction in drilling and completion activity in 2016.
Excluding the impact of derivatives, our percentage of revenues from oil, natural gas and NGL is shown in the following table:

	Three Months Ended March 31,
	2017	2016
Oil	33	31
Natural gas	57	60
NGL	10	9
Total	100%	100%

Marketing, Gathering and Compression Revenues and Expenses. Marketing, gathering and compression revenues consist of third-party revenues as well as fair value adjustments on our supply contract derivatives (see Note 8 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for additional information on our supply contract derivatives). Expenses related to our marketing, gathering and compression operations consist of third-party expenses and exclude depreciation and amortization, general and administrative expenses, impairments of fixed assets and other, net gains or losses on sales of fixed assets and interest expense. See Depreciation and Amortization of Other Assets below for the depreciation and amortization recorded on our marketing, gathering and compression assets. We recognized $1.284 billion in marketing, gathering and compression revenues in the Current Quarter with corresponding expenses of $1.328 billion, for a net loss of $44 million. This compares to revenues of $960 million, of which $20 million related to unrealized gains on the fair value of our supply contract derivative, with corresponding expenses of $942 million, for a net margin of $18 million in the Prior Quarter. Revenues and expenses increased in the Current Quarter compared to the Prior Quarter primarily as a result of higher oil, natural gas and NGL prices paid and received in our marketing operations. The margin decrease in the Current Quarter as compared to the Prior Quarter was primarily the result of an unrealized gain on the fair value adjustment on our supply contract derivatives in the Prior Quarter and the sale of a significant portion of our gathering and compression assets, concurrently with the associated upstream assets. Additionally, the Current Quarter includes losses on certain transportation contracts with third parties associated with assets divested in the fourth quarter of 2016.
Oil, Natural Gas and NGL Production Expenses. Production expenses, which include lifting costs and ad valorem taxes, were $135 million in the Current Quarter, compared to $206 million in the Prior Quarter. On a unit-of-production basis, production expenses were $2.84 per boe in the Current Quarter compared to $3.36 per boe in the Prior Quarter. The absolute and per unit decrease in the Current Quarter was the result of operating efficiencies across most of our operating areas, as well as lower production volumes due to the sale of certain oil and natural gas properties in 2016. Production expenses in the Current Quarter and the Prior Quarter included approximately $6 million and $13 million, or $0.12 and $0.21 per boe, respectively, associated with VPP production volumes. In connection with certain 2016 divestitures, we purchased the remaining oil and natural gas interests previously sold in connection with five of our VPPs, and a majority of these repurchased oil and natural gas interests were subsequently sold. We anticipate a continued decrease in production expenses associated with VPP production volumes as the contractually scheduled volumes under our remaining VPP agreement decrease and operating efficiencies generally improve.
Oil, Natural Gas, and NGL Gathering, Processing and Transportation Expenses. Oil, natural gas and NGL gathering, processing and transportation expenses were $355 million in the Current Quarter compared to $482 million in the Prior Quarter. On a unit-of-production basis, gathering, processing and transportation expenses were $7.47 per boe in the Current Quarter compared to $7.88 per boe in the Prior Quarter. The absolute and per unit decrease primarily related to divestitures in 2016. A summary of oil, natural gas and NGL gathering, processing and transportation expenses by product is shown below.

	Three Months Ended March 31,
	2017	2016
Oil ($ per bbl)	$3.85	$3.29
Natural gas ($ per mcf)	$1.35	$1.46
NGL ($ per bbl)	$8.47	$7.59
Production Taxes. Production taxes were $22 million in the Current Quarter compared to $18 million in the Prior Quarter. On a unit-of-production basis, production taxes were $0.47 per boe in the Current Quarter compared to $0.30 per boe in the Prior Quarter. In general, production taxes are calculated using value-based formulas that produce higher per unit costs when oil, natural gas and NGL prices are higher. The absolute and per unit increase in production taxes in the Current Quarter was primarily due to higher prices received for our oil, natural gas and NGL production. Production taxes in both the Current Quarter and the Prior Quarter included approximately $1 million, or $0.02 per boe, associated with VPP production volumes.
General and Administrative Expenses. General and administrative expenses were $65 million in the Current Quarter and $48 million in the Prior Quarter, or $1.35 and $0.79 per boe, respectively. The absolute and per unit expense increase in the Current Quarter was primarily due to less overhead reflected as oil, natural gas and NGL production expenses, as well as less overhead billed to third party working interest owners, resulting from certain divestitures in 2016.

Chesapeake follows the full cost method of accounting under which all costs associated with oil and natural gas property acquisition, drilling and completion activities are capitalized. We capitalize internal costs that can be directly identified with the acquisition of leasehold, as well as drilling and completion activities, and do not include any costs related to production, general corporate overhead or similar activities. We capitalized $36 million and $37 million of internal costs in the Current Quarter and the Prior Quarter, respectively, directly related to our leasehold acquisition and drilling and completion efforts.
Provision for Legal Contingencies. In the Current Quarter and the Prior Quarter, we recorded income of $2 million and expense of $33 million, respectively, for legal contingencies. Both the Current Quarter and the Prior Quarter provision consists of adjustments for loss contingencies primarily related to royalty claims. See Note 4 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion of royalty claims.
Oil, Natural Gas and NGL Depreciation, Depletion and Amortization. Depreciation, depletion and amortization (DD&A) of oil, natural gas and NGL properties was $197 million and $263 million in the Current Quarter and the Prior Quarter, respectively. The average DD&A rate per boe, which is a function of capitalized costs, future development costs and the related underlying reserves in the periods presented, was $4.15 and $4.30 in the Current Quarter and the Prior Quarter, respectively. The absolute and per unit decrease in the Current Quarter was the result of a lower amortization base, which is due to the 2016 impairments of our oil and natural gas properties.
Depreciation and Amortization of Other Assets. Depreciation and amortization of other assets was $21 million in the Current Quarter compared to $29 million in the Prior Quarter. On a unit-of-production basis, depreciation and amortization of other assets was $0.44 per boe in the Current Quarter compared to $0.48 per boe in the Prior Quarter. Property and equipment costs are depreciated on a straight-line basis over the estimated useful lives of the assets. The following table shows depreciation expense by asset class for the Current Quarter and the Prior Quarter and the estimated useful lives of these assets.

	Three Months Ended March 31,		Estimated Useful Life
	2017	2016
	($ in millions)		(in years)
Buildings and improvements	$9	$10	10 – 39
Natural gas compressors(a)	4	8	3 – 20
Computers and office equipment	5	4	3 – 7
Vehicles	1	1	0 – 7
Natural gas gathering systems and treating plants(a)	—	3	20
Other	2	3	2 – 20
Total depreciation and amortization of other assets	$21	$29
___________________________________________

(a)	Included in our marketing, gathering and compression operating segment.
Impairment of Oil and Natural Gas Properties. Our oil and natural gas properties are subject to quarterly full cost ceiling tests. Under the ceiling test, capitalized costs, less accumulated amortization and related deferred income taxes, may not exceed a ceiling amount equal to the sum of the present value of estimated future net revenues (adjusted for cash flow hedges) less estimated future expenditures to be incurred in developing and producing the proved reserves, less any related income tax effects. In the Current Quarter, capitalized costs of oil and natural gas properties did not exceed the ceiling. For the Prior Quarter, capitalized costs of oil and natural gas properties exceeded the ceiling, resulting in an impairment of the carrying value of our oil and natural gas properties of $997 million.

Impairments of Fixed Assets and Other. In the Current Quarter and the Prior Quarter, we recognized $391 million and $38 million, respectively, of fixed asset impairment losses and other charges. In the Current Quarter, we paid $290 million to assign an oil transportation agreement to a third party. In addition, we terminated future natural gas transportation commitments related to divested assets for a cash payment of $103 million. The Prior Quarter amount primarily related to impairments of certain of our buildings, land and compressors as well as charges incurred for terminating drilling contracts as a result of the decline in oil and natural gas prices.
Net (Gains) Losses on Sales of Fixed Assets. In the Current Quarter, net losses on sales of fixed assets were a nominal amount compared to net gains of $4 million in the Prior Quarter. The Prior Quarter amounts primarily related to the sale of buildings, land and other property and equipment.
Interest Expense. Interest expense was $95 million in the Current Quarter compared to $62 million in the Prior Quarter as follows:

	Three Months Ended March 31,
	2017	2016
	($ in millions)
Interest expense on senior notes	$136	$157
Interest expense on term loan	32	—
Amortization of loan discount, issuance costs and other	9	10
Amortization of premium associated with troubled debt restructuring	(41)	(42)
Interest expense on revolving credit facilities	9	5
Realized gains on interest rate derivatives(a)	(1)	(3)
Unrealized (gains) losses on interest rate derivatives(b)	2	3
Capitalized interest	(51)	(68)
Total interest expense	$95	$62

Average senior notes borrowings	$7,689	$9,567
Average credit facilities borrowings	$—	$69
Average term loan borrowings	$1,500	$—
___________________________________________

(a)
Includes settlements related to the interest accrual for the period and the effect of (gains) losses on early-terminated trades. Settlements of early-terminated trades are reflected in realized (gains) losses over the original life of the hedged item.

(b)	Includes changes in the fair value of interest rate derivatives offset by amounts reclassified to realized (gains) losses during the period.
The decrease in interest expense on senior notes is due to the decrease in the average outstanding principal amount of senior notes. The decrease in capitalized interest resulted from lower average balances of unproved oil and natural gas properties, the primary asset on which interest is capitalized. Interest expense, excluding unrealized gains or losses on interest rate derivatives and net of amounts capitalized, was $1.97 per boe in the Current Quarter compared to $0.98 per boe in the Prior Quarter.
Loss on Sale of Investment. In the Prior Quarter, we sold certain of our mineral interests and assigned our partnership interest in Mineral Acquisition Company I, L.P. to KKR Royalty Aggregator LLC. As a result of the transaction, we wrote off our equity investment and recognized a $10 million loss.
Gains (Losses) on Purchases or Exchanges of Debt. In the Current Quarter, we retired $908 million principal amount of our outstanding senior notes and contingent convertible notes through purchases in the open market, tender offers or repayment upon maturity for $982 million, which included the maturity of our 6.25% Euro-denominated Senior Notes due 2017 and the corresponding cross currency swap. We recorded an aggregate loss of $7 million associated with the repurchases and tender offers.

In the Prior Quarter, we retired $558 million principal amount of our outstanding senior notes and contingent convertible senior notes through purchases in the open market, tender offers or repayment upon maturity for $472 million. Additionally, we privately negotiated an exchange of approximately $105 million principal amount of our outstanding senior notes and contingent convertible senior notes for 17,255,347 common shares. We recorded an aggregate gain of approximately $100 million associated with the repurchases and exchanges.
Other Income. Other income was $3 million in both the Current Quarter and the Prior Quarter. The Current Quarter other income consisted primarily of miscellaneous income. The Prior Quarter other income consisted of $1 million of interest income and $2 million of miscellaneous income.
Income Tax Expense (Benefit). Chesapeake recorded an income tax expense of $1 million in the Current Quarter. Our effective income tax rate was 0.7% in the Current Quarter and 0.0% in the Prior Quarter. The increase in the effective income tax rate from the Prior Quarter to the Current Quarter is primarily due to the accrual of current state income tax expenses in the Current Quarter. Further, our effective tax rate can fluctuate as a result of the impact of state income taxes and permanent differences. See Note 12 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for a discussion of income tax expense (benefit).
Net Income Attributable to Noncontrolling Interests. Chesapeake recorded net income attributable to noncontrolling interests of $1 million and a nominal amount in the Current Quarter and the Prior Quarter, respectively. In both quarters, activity was attributable to the Chesapeake Granite Wash Trust.
Forward-Looking Statements
This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the Exchange Act). Forward-looking statements give our current expectations or forecasts of future events. They include expected oil, natural gas and NGL production and future expenses, estimated operating costs, assumptions regarding future oil, natural gas and NGL prices, planned drilling activity, estimates of future drilling and completion and other capital expenditures (including the use of joint venture drilling carries), potential future write-downs of our oil and natural gas assets, anticipated sales, and the adequacy of our provisions for legal contingencies, as well as statements concerning anticipated cash flow and liquidity, ability to fund planned capital expenditures and debt service requirements and comply with financial maintenance covenants, meet contractual cash commitments to third parties, debt repurchases, operating and capital efficiencies, business strategy, the effect of our remediation plan for a material weakness, and other plans and objectives for future operations. Disclosures concerning the fair values of derivative contracts and their estimated contribution to our future results of operations are based upon market information as of a specific date. These market prices are subject to significant volatility.
Although we believe the expectations and forecasts reflected in our forward-looking statements are reasonable, we can give no assurance they will prove to have been correct. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Factors that could cause actual results to differ materially from expected results are described under Risk Factors in Item 1A of our annual report on Form 10-K for the year ended December 31, 2016 (2016 Form 10-K) and include:

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
We determine the volume potentially subject to derivative contracts by reviewing our overall estimated future production levels, which are derived from extensive examination of existing producing reserve estimates and estimates of likely production from new drilling. Production forecasts are updated at least monthly and adjusted if necessary to actual results and activity levels. We do not enter into derivative contracts for volumes in excess of our share of forecasted production, and if production estimates were lowered for future periods and derivative instruments are already executed for some volume above the new production forecasts, the positions would be reversed. The actual fixed price on our derivative instruments is derived from the reference NYMEX price, as reflected in current NYMEX trading. The pricing dates of our derivative contracts follow NYMEX futures. All of our commodity derivative instruments are net settled based on the difference between the fixed price as stated in the contract and the floating-price, resulting in a net amount due to or from the counterparty.
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
We have determined the fair value of our derivative instruments utilizing established index prices, volatility curves and discount factors. These estimates are compared to counterparty valuations for reasonableness. Derivative transactions are also subject to the risk that counterparties will be unable to meet their obligations. This non-performance risk is considered in the valuation of our derivative instruments, but to date has not had a material impact on the values of our derivatives. Future risk related to counterparties not being able to meet their obligations has been partially mitigated under our commodity hedging arrangements that require counterparties to post collateral if their obligations to Chesapeake are in excess of defined thresholds. The values we report in our financial statements are as of a point in time and subsequently change as these estimates are revised to reflect actual results, changes in market conditions and other factors. See Note 8 of the notes to our consolidated financial statements included in Item 1 of Part I of this report for further discussion of the fair value measurements associated with our derivatives.
As of March 31, 2017, our oil, natural gas and NGL derivative instruments consisted of the following:

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

As of March 31, 2017, we had the following open oil, natural gas and NGL derivative instruments:

		Weighted Average Price				Fair Value
	Volume	Fixed	Call	Put	Differential	Asset (Liability)
	(mmbbl)	($ per bbl)				($ in millions)
Oil:
Swaps:
Short-term	18	$50.28	$—	$—	$—	$(25)
Long-term	1	$51.43	$—	$—	$—	(1)
Call Options (sold):
Short-term	4	$—	$83.50	$—	$—	—
Total Oil						$(26)

	(tbtu)	($ per mmbtu)
Natural Gas:
Swaps:
Short-term	548	$3.10	$—	$—	$—	$(126)
Long-term	74	$2.88	$—	$—	$—	—
Collars:
Short-term	12	$—	$3.25	$3.00	$—	(4)
Long-term	36	$—	$3.25	$3.00	$—	7
Call Options (sold):
Short-term	42	$—	$9.77	$—	$—	—
Long-term	60	$—	$12.00	$—	$—	—
Basis Protection Swaps:
Short-term	18	$—	$—	$—	$(0.48)	(2)
Long-term	—	$—	$—	$—	$(1.03)	—
Total Natural Gas						$(125)

	(mmgal)	($ per mgal)
NGL:
Ethane Swaps:
Short-term	27	$0.28	$—	$—	$—	$1
Total NGL						$1

Total Oil, Natural Gas and NGL						$(150)
In addition to the open derivative positions disclosed above, as of March 31, 2017, we had $18 million of net derivative losses related to settled contracts for future production periods that will be recorded within oil, natural gas and NGL sales as realized gains (losses) on derivatives once they are transferred from either accumulated other comprehensive income or unrealized gains (losses) on derivatives in the month of related production, based on the terms specified in the original contract as noted below.

March 31, 2017
($ in millions)
Short-term	$56
Long-term	(74)
Total	$(18)

The table below reconciles the changes in fair value of our oil and natural gas derivatives during the Current Quarter. Of the $150 million fair value liability as of March 31, 2017, a $156 million liability relates to contracts maturing in the next 12 months and a $6 million asset relates to contracts maturing after 12 months. All open derivative instruments as of March 31, 2017 are expected to mature by December 31, 2022.

March 31, 2017
($ in millions)
Fair value of contracts outstanding, as of January 1, 2017	$(504)
Change in fair value of contracts	332
Contracts realized or otherwise settled	22
Fair value of contracts outstanding, as of March 31, 2017	$(150)
The change in oil and natural gas prices during the Current Quarter decreased the liability related to our derivative instruments by $332 million. This unrealized gain is recorded in oil, natural gas and NGL sales. We settled contracts in the Current Quarter that were in a liability position for $22 million. Realized gains and losses will be recorded in oil, natural gas and NGL sales in the month of related production.
Interest Rate Derivatives
The table below presents principal cash flows and related weighted average interest rates by expected maturity dates, using the earliest demand repurchase date for contingent convertible senior notes. As of March 31, 2017, we had total debt of $9.081 billion, including $7.201 billion of fixed rate debt at interest rates averaging 6.85% and $1.880 billion of floating rate debt at an interest rate of 7.65%.

	Years of Maturity
	2017	2018	2019	2020	2021	Thereafter	Total
	($ in millions)
Liabilities:
Debt – fixed rate(a)	$15	$55	$—	$853	$820	$5,458	$7,201
Average interest rate	2.50%	6.45%	—%	6.70%	5.88%	7.03%	6.85%
Debt – variable rate	$—	$—	$380	$—	$1,500	$—	$1,880
Average interest rate	—%	—%	4.27%	—%	8.50%	—%	7.65%
___________________________________________

(a)	This amount does not include the premium, discount and deferred financing costs included in debt of $440 million and interest rate derivatives of $3 million.
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
From time to time, we enter into interest rate derivatives, including fixed-to-floating interest rate swaps (we receive a fixed interest rate and pay a floating market rate) to mitigate our exposure to changes in the fair value of our senior notes and floating-to-fixed interest rate swaps (we receive a floating market rate and pay a fixed interest rate) to manage our interest rate exposure related to our revolving credit facility borrowings. As of March 31, 2017, there were no interest rate derivatives outstanding.
As of March 31, 2017, we had $11 million of net gains related to settled derivative contracts that will be recorded within interest expense as realized gains or losses once they are transferred from our senior note liability or within interest expense as unrealized gains or losses over the remaining six-year term of our related senior notes.
Realized and unrealized (gains) or losses from interest rate derivative transactions are reflected as adjustments to interest expense on the consolidated statements of operations.

Foreign Currency Derivatives
We were party to cross currency swaps to mitigate our exposure to foreign currency exchange rate fluctuations. During the Current Quarter, both our 6.25% Euro-denominated Senior Notes due 2017 and cross currency swaps for the same principal amount matured. Upon maturity of the notes, the counterparties paid us €246 million and we paid the counterparties $327 million. The terms of the cross currency swaps were based on the dollar/euro exchange rate on the issuance date of $1.3325 to €1.00. The swaps were designated as cash flow hedges and, because they were entirely effective in having eliminated any potential variability in our expected cash flows related to changes in foreign exchange rates, changes in their fair value did not impact earnings. The fair values of the cross currency swaps were recorded on the condensed consolidated balance sheet as a liability of $73 million as of December 31, 2016.

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
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Chesapeake’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2017, because of the material weakness in our internal control over financial reporting described in Management’s Report on Internal Control Over Financial Reporting appearing under Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2016.
Remediation Plan for the Material Weakness
Our management is actively engaged in the planning for, and implementation of, remediation efforts to address the material weakness identified. Specifically, our management is in the process of implementing a control related to reviewing the configuration of the basis price differential calculations, including a control activity to verify any subsequent changes are appropriately reviewed and that the interface control is designed to validate the data at an appropriately disaggregated level. Our management believes that these actions will remediate the material weakness in internal control over financial reporting.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2017, which materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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
Redemption of 2019 Notes. See Note 4 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for a description of recent litigation regarding the redemption in May 2013 of our 6.775% Senior Notes due 2019 (the 2019 Notes).
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
The Company is also defending lawsuits alleging various violations of the Sherman Antitrust Act and state antitrust laws. In 2016, putative class action lawsuits have been filed in the U.S. District Court for the Western District of Oklahoma and in Oklahoma state courts, and an individual lawsuit was filed in the U.S. District Court of Kansas, in each case against the Company and other defendants. The lawsuits generally allege that, since 2007 and continuing through April 2013, the defendants conspired to rig bids and depress the market for the purchases of oil and natural gas leasehold interests and properties in the Anadarko Basin containing producing oil and natural gas wells. The lawsuits seek damages, attorney’s fees, costs and interest, as well as enjoinment from adopting practices or plans that would restrain competition in a similar manner as alleged in the lawsuits.
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
On February 16, 2016, we were named as a defendant in a lawsuit brought in the U.S. District Court for the Western District of Oklahoma by the Sierra Club. The complaint alleged that we and the other defendants, all exploration and production companies, violated the federal Resource Conservation and Recovery Act by operating produced water disposal wells in a manner that has caused earthquakes. Plaintiffs sought a court order requiring substantial reduction of the amounts of produced water disposed of in such manner, the creation of an earthquake prediction center, and the reinforcement of purportedly vulnerable structures that could be impacted by earthquakes. Chesapeake and the other defendants filed Motions to Dismiss the Amended Complaint, which the Court granted on April 4, 2017.

ITEM 1A.	Risk Factors
Our business has many risks. Factors that could materially adversely affect our business, financial condition, operating results or liquidity and the trading price of our common stock, preferred stock or senior notes are described under “Risk Factors” in Item 1A of our 2016 Form 10-K. This information should be considered carefully, together with other information in this report and other reports and materials we file with the SEC.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information about repurchases of our common stock during the quarter ended March 31, 2017:

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(b)
				($ in millions)
January 1, 2017 through January 31, 2017	270,782	$7.01	—	$1,000
February 1, 2017 through February 28, 2017	1,963	$5.45	—	$1,000
March 1, 2017 through March 31, 2017	1,183,177	$5.45	—	$1,000
Total	1,455,922	$5.74	—
___________________________________________

(a)
Reflects the surrender to the Company of shares of common stock to pay withholding taxes in connection with the vesting of employee restricted stock. Also includes shares of common stock purchased on behalf of Chesapeake’s deferred compensation plan related to participant deferrals and Company matching contributions.

(b)
In December 2014, the Company’s Board of Directors authorized the repurchase of up to $1 billion in value of its common stock from time to time. The repurchase program does not have an expiration date. As of March 31, 2017, no repurchases had been made under the program.

ITEM 3.	Defaults Upon Senior Securities
Not applicable.

ITEM 4.	Mine Safety Disclosures
Not applicable.

ITEM 5.	Other Information
On May 3, 2017, Michael A. Johnson left the employment of the Company as Senior Vice President - Accounting, Controller and Chief Accounting Officer.

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

CHESAPEAKE ENERGY CORPORATION

Date: May 4, 2017	By:	/s/ ROBERT D. LAWLER
Robert D. Lawler, President and Chief Executive Officer

Date: May 4, 2017	By:	/s/ DOMENIC J. DELL’OSSO, JR.
Domenic J. Dell’Osso, Jr. Executive Vice President and Chief Financial Officer

INDEX OF EXHIBITS

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date
3.1.1	Chesapeake’s Restated Certificate of Incorporation.	10-Q	001-13726	3.1.1	8/6/2014

3.1.2	Certificate of Amendment to Restated Certificate of Incorporation	8-K	001-13726	3.1	5/20/2016

3.1.3	Certificate of Designation of 5% Cumulative Convertible Preferred Stock (Series 2005B), as amended.	10-Q	001-13726	3.1.4	11/10/2008

3.1.4	Certificate of Designation of 4.5% Cumulative Convertible Preferred Stock, as amended.	10-Q	001-13726	3.1.6	8/11/2008

3.1.5	Certificate of Designation of 5.75% Cumulative Non-Voting Convertible Preferred Stock (Series A).	8-K	001-13726	3.2	5/20/2010

3.1.6	Certificate of Designation of 5.75% Cumulative Non-Voting Convertible Preferred Stock, as amended.	10-Q	001-13726	3.1.5	8/9/2010

3.2	Chesapeake’s Amended and Restated Bylaws.	8-K	001-13726	3.2	6/19/2014

12	Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Dividends.					X

31.1	Robert D. Lawler, President and Chief Executive Officer, Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Domenic J. Dell’Osso, Jr., Executive Vice President and Chief Financial Officer, Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Robert D. Lawler, President and Chief Executive Officer, Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Domenic J. Dell’Osso, Jr., Executive Vice President and Chief Financial Officer, Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X