Form 10-Q
period 2018-09-30
CHESAPEAKE ENERGY CORP
filed 2018-10-30
CIK 895126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2018
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]
As of October 25, 2018, there were 913,710,098 shares of our $0.01 par value common stock outstanding.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
INDEX TO FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2018

PART I. FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2018	December 31, 2017
	($ in millions)
CURRENT ASSETS:
Cash and cash equivalents ($1 and $2 attributable to our VIE)	$4	$5
Accounts receivable, net	1,051	1,322
Short-term derivative assets	—	27
Other current assets	180	171
Total Current Assets	1,235	1,525
PROPERTY AND EQUIPMENT:
Oil and natural gas properties, at cost based on full cost accounting:
Proved oil and natural gas properties ($488 and $488 attributable to our VIE)	70,620	68,858
Unproved properties	3,198	3,484
Other property and equipment	1,812	1,986
Total Property and Equipment, at Cost	75,630	74,328
Less: accumulated depreciation, depletion and amortization (($463) and ($461) attributable to our VIE)	(64,500)	(63,664)
Property and equipment held for sale, net	47	16
Total Property and Equipment, Net	11,177	10,680
LONG-TERM ASSETS:
Other long-term assets	247	220
TOTAL ASSETS	$12,659	$12,425

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS – (Continued)
(Unaudited)

	September 30, 2018	December 31, 2017
	($ in millions)
CURRENT LIABILITIES:
Accounts payable	$670	$654
Current maturities of long-term debt, net	432	52
Accrued interest	126	137
Short-term derivative liabilities	310	58
Other current liabilities ($2 and $3 attributable to our VIE)	1,438	1,455
Total Current Liabilities	2,976	2,356
LONG-TERM LIABILITIES:
Long-term debt, net	9,380	9,921
Long-term derivative liabilities	28	4
Asset retirement obligations, net of current portion	154	162
Other long-term liabilities	160	354
Total Long-Term Liabilities	9,722	10,441
CONTINGENCIES AND COMMITMENTS (Note 4)
EQUITY:
Chesapeake Stockholders’ Equity (Deficit):
Preferred stock, $0.01 par value, 20,000,000 shares authorized: 5,603,458 shares outstanding	1,671	1,671
Common stock, $0.01 par value, 2,000,000,000 shares authorized: 913,691,662 and 908,732,809 shares issued	9	9
Additional paid-in capital	14,394	14,437
Accumulated deficit	(16,173)	(16,525)
Accumulated other comprehensive loss	(32)	(57)
Less: treasury stock, at cost; 3,307,953 and 2,240,394 common shares	(31)	(31)
Total Chesapeake Stockholders’ Equity (Deficit)	(162)	(496)
Noncontrolling interests	123	124
Total Equity (Deficit)	(39)	(372)
TOTAL LIABILITIES AND EQUITY	$12,659	$12,425

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	($ in millions except per share data)
REVENUES:
Oil, natural gas and NGL	$1,199	$979	$3,424	$3,727
Marketing	1,219	964	3,738	3,250
Total Revenues	2,418	1,943	7,162	6,977
OPERATING EXPENSES:
Oil, natural gas and NGL production	132	151	417	426
Oil, natural gas and NGL gathering, processing and transportation	364	369	1,060	1,081
Production taxes	34	21	91	64
Marketing	1,238	978	3,798	3,333
General and administrative	66	54	229	189
Restructuring and other termination costs	—	—	38	—
Provision for legal contingencies, net	8	20	17	35
Oil, natural gas and NGL depreciation, depletion and amortization	274	228	813	627
Depreciation and amortization of other assets	17	20	54	62
Impairments	5	3	51	3
Other operating (income) expense	—	6	(1)	423
Net (gains) losses on sales of fixed assets	—	(1)	7	—
Total Operating Expenses	2,138	1,849	6,574	6,243
INCOME FROM OPERATIONS	280	94	588	734
OTHER INCOME (EXPENSE):
Interest expense	(127)	(114)	(367)	(302)
Gains on investments	—	—	139	—
Gains (losses) on purchases or exchanges of debt	(68)	(1)	(68)	183
Other income	1	4	63	6
Total Other Expense	(194)	(111)	(233)	(113)
INCOME (LOSS) BEFORE INCOME TAXES	86	(17)	355	621
Income tax expense (benefit)	1	—	(8)	2
NET INCOME (LOSS)	85	(17)	363	619
Net income attributable to noncontrolling interests	(1)	(1)	(3)	(3)
NET INCOME (LOSS) ATTRIBUTABLE TO CHESAPEAKE	84	(18)	360	616
Preferred stock dividends	(23)	(23)	(69)	(62)
Loss on exchange of preferred stock	—	—	—	(41)
Earnings allocated to participating securities	(1)	—	(3)	(7)
NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$60	$(41)	$288	$506
EARNINGS (LOSS) PER COMMON SHARE:
Basic	$0.07	$(0.05)	$0.32	$0.56
Diluted	$0.07	$(0.05)	$0.32	$0.56
WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING (in millions):
Basic	910	909	909	908
Diluted	911	909	909	908

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	($ in millions)
NET INCOME (LOSS)	$85	$(17)	$363	$619
OTHER COMPREHENSIVE INCOME, NET OF INCOME TAX:
Unrealized gains on derivative instruments(a)	—	—	—	4
Reclassification of losses on settled derivative instruments(a)	8	8	25	25
Other Comprehensive Income	8	8	25	29
COMPREHENSIVE INCOME (LOSS)	93	(9)	388	648
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(1)	(1)	(3)	(3)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CHESAPEAKE	$92	$(10)	$385	$645
___________________________________________

(a)	Deferred tax activity incurred in other comprehensive income was offset by a valuation allowance.

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
	($ in millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$363	$619
ADJUSTMENTS TO RECONCILE NET INCOME TO CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Depreciation, depletion and amortization	867	689
Derivative (gains) losses, net	500	(452)
Cash payments on derivative settlements, net	(162)	(46)
Stock-based compensation	25	38
Net losses on sales of fixed assets	7	—
Impairments	51	3
Gains on investments	(139)	—
(Gains) losses on purchases or exchanges of debt	68	(185)
Other	(101)	(27)
Changes in assets and liabilities	116	(366)
Net Cash Provided By Operating Activities	1,595	273
CASH FLOWS FROM INVESTING ACTIVITIES:
Drilling and completion costs	(1,481)	(1,597)
Acquisitions of proved and unproved properties	(244)	(226)
Proceeds from divestitures of proved and unproved properties	395	1,193
Additions to other property and equipment	(11)	(12)
Proceeds from sales of other property and equipment	75	40
Proceeds from sales of investments	74	—
Net Cash Used In Investing Activities	(1,192)	(602)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility borrowings	9,095	4,775
Payments on revolving credit facility borrowings	(9,231)	(4,130)
Proceeds from issuance of senior notes, net	1,237	742
Extinguishment of other financing	(122)	—
Cash paid to purchase debt	(1,285)	(1,751)
Cash paid for preferred stock dividends	(69)	(160)
Distributions to noncontrolling interest owners	(4)	(7)
Other	(25)	(17)
Net Cash Used In Financing Activities	(404)	(548)
Net decrease in cash and cash equivalents	(1)	(877)
Cash and cash equivalents, beginning of period	5	882
Cash and cash equivalents, end of period	$4	$5

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(Unaudited)

Supplemental disclosures to the consolidated statements of cash flows are presented below:
	Nine Months Ended September 30,
	2018	2017
	($ in millions)
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of capitalized interest	$412	$342
Income taxes paid, net of refunds received	$(3)	$(15)

SUPPLEMENTAL DISCLOSURE OF SIGNIFICANT NON-CASH INVESTING AND FINANCING ACTIVITIES:
Change in accrued drilling and completion costs	$165	$134
Change in accrued acquisitions of proved and unproved properties	$1	$(1)
Change in divested proved and unproved properties	$(5)	$(23)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
	($ in millions)
PREFERRED STOCK:
Balance, beginning of period	$1,671	$1,771
Exchange/conversions of 0 and 236,048 shares of preferred stock for common stock	—	(100)
Balance, end of period	1,671	1,671
COMMON STOCK:
Balance, beginning and end of period	9	9
ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	14,437	14,486
Stock-based compensation	26	43
Exchange of preferred stock for 0 and 9,965,835 shares of common stock	—	100
Equity component of contingent convertible notes repurchased, net of tax	—	(20)
Dividends on preferred stock	(69)	(160)
Balance, end of period	14,394	14,449
RETAINED EARNINGS (ACCUMULATED DEFICIT):
Balance, beginning of period	(16,525)	(17,603)
Net income attributable to Chesapeake	360	616
Cumulative effect of accounting change	(8)	—
Balance, end of period	(16,173)	(16,987)
ACCUMULATED OTHER COMPREHENSIVE LOSS:
Balance, beginning of period	(57)	(96)
Hedging activity	25	29
Balance, end of period	(32)	(67)
TREASURY STOCK – COMMON:
Balance, beginning of period	(31)	(27)
Purchase of 1,499,033 and 1,194,986 shares for company benefit plans	(4)	(7)
Release of 431,474 and 92,015 shares from company benefit plans	4	2
Balance, end of period	(31)	(32)
TOTAL CHESAPEAKE STOCKHOLDERS’ EQUITY (DEFICIT)	(162)	(957)
NONCONTROLLING INTERESTS:
Balance, beginning of period	124	257
Net income attributable to noncontrolling interests	3	3
Distributions to noncontrolling interest owners	(4)	(7)
Balance, end of period	123	253
TOTAL EQUITY (DEFICIT)	$(39)	$(704)

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
This Form 10-Q relates to the three and nine months ended September 30, 2018 (the “Current Quarter” and the “Current Period”, respectively) and the three and nine months ended September 30, 2017 (the “Prior Quarter” and the “Prior Period”, respectively). Our annual report on Form 10-K for the year ended December 31, 2017 (“2017 Form 10-K”) should be read in conjunction with this Form 10-Q. The accompanying condensed consolidated financial statements reflect all normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of our condensed consolidated financial statements and accompanying notes and include the accounts of our direct and indirect wholly owned subsidiaries and entities in which we have a controlling financial interest. Intercompany accounts and balances have been eliminated.
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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which updated lease accounting guidance requiring lessees to recognize most leases, including operating leases, on the balance sheet as a right-of-use asset and lease liability for leases with terms in excess of 12 months. In January 2018, the FASB issued ASU 2018-01 permitting an entity to elect an optional transition practical expedient to not evaluate land easements that existed or expired before the adoption of Topic 842 and were not previously accounted for as leases. In July 2018, the FASB issued ASU 2018-11 to provide an additional transition practical expedient by allowing entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We plan to elect both practical expedients. We plan to adopt the new standard on January 1, 2019 by recognizing a cumulative-effect adjustment to the opening balance of retained earnings. The standard will not apply to our leases of mineral rights. Using the revised framework, we have completed our assessment of lease categories that we believe will be affected by the new standard. We are continuing to assess the accounting treatment for these leases but do not expect the adoption to have significant impacts to our consolidated financial statements or related disclosures.

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
A reconciliation of basic EPS and diluted EPS is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions, except per share data)
Net income (loss) available to common stockholders	$60	$(41)	$288	$506
Effect of dilutive securities	—	—	—	—
Diluted income (loss) available to common stockholders	$60	$(41)	$288	$506

Weighted average common and common equivalent shares outstanding - basic	910	909	909	908
Effect of dilutive securities	1	—	—	—
Weighted average common and common equivalent shares outstanding - diluted	911	909	909	908

Net income per share attributable to Chesapeake:
Basic	$0.07	$(0.05)	$0.32	$0.56
Diluted	$0.07	$(0.05)	$0.32	$0.56

Shares of common stock for the following securities were excluded from the calculation of diluted EPS as the effect was antidilutive:
Common stock equivalent of our preferred stock outstanding	60	60	60	60
Common stock equivalent of our convertible senior notes outstanding	146	146	146	146
Participating securities	2	—	1	1

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

3.	Debt
Our long-term debt consisted of the following as of September 30, 2018 and December 31, 2017:

	September 30, 2018		December 31, 2017
	Principal Amount	Carrying Amount	Principal Amount	Carrying Amount
	($ in millions)
7.25% senior notes due 2018	$44	$44	$44	$44
Floating rate senior notes due 2019	380	380	380	380
6.625% senior notes due 2020	437	437	437	437
6.875% senior notes due 2020	227	227	227	227
6.125% senior notes due 2021	548	548	548	548
5.375% senior notes due 2021	267	267	267	267
4.875% senior notes due 2022	451	451	451	451
8.00% senior secured second lien notes due 2022(a)	1,416	1,823	1,416	1,895
5.75% senior notes due 2023	338	338	338	338
7.00% senior notes due 2024	850	850	—	—
8.00% senior notes due 2025	1,300	1,290	1,300	1,290
5.5% convertible senior notes due 2026(b)(c)	1,250	859	1,250	837
7.5% senior notes due 2026	400	400	—	—
8.00% senior notes due 2027	1,300	1,298	1,300	1,298
2.25% contingent convertible senior notes due 2038(b)	9	8	9	8
Term loan due 2021	—	—	1,233	1,233
Revolving credit facility	645	645	781	781
Debt issuance costs	—	(54)	—	(63)
Interest rate derivatives	—	1	—	2
Total debt, net	9,862	9,812	9,981	9,973
Less current maturities of long-term debt, net(d)	(433)	(432)	(53)	(52)
Total long-term debt, net	$9,429	$9,380	$9,928	$9,921
___________________________________________

(a)	On October 29, 2018, we delivered a notice of redemption to the trustee with respect to 100% of the aggregate principal amount of the outstanding senior secured second lien notes dues 2022.

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

(c)
Prior to maturity under certain circumstances and at the holder’s option, the notes are convertible. During the Current Quarter, the price of our common stock was below the threshold level for conversion and, as a result, the holders do not have the option to convert their notes in the fourth quarter of 2018.

(d)
As of September 30, 2018, net current maturities of long-term debt includes our 7.25% Senior Notes due December 2018, our Floating Rate Senior Notes due April 2019, and due to the holders’ put option, our 2.25% Contingent Convertible Notes due December 2038.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Debt Issuances and Retirements
In the Current Quarter, we issued at par $850 million of 7.00% Senior Notes due 2024 (“2024 notes”) and $400 million of 7.50% Senior Notes due 2026 (“2026 notes”) pursuant to a public offering for net proceeds of $1.230 billion. We used the net proceeds from the senior notes, together with cash on hand and borrowings under our revolving credit facility, to repay in full $1.233 billion of borrowings under our secured term loan due 2021 for $1.285 billion, which included a $52 million call premium. We recorded a loss of approximately $65 million associated with the repayment of the term loan, including the call premium and the write-off of $13 million of associated deferred charges.
We may redeem some or all of the 2024 notes at any time prior to April 1, 2021 and some or all of the 2026 notes at any time prior to October 1, 2021, in each case at a price equal to 100% of the principal amount of the notes to be redeemed plus a “make-whole” premium. At any time prior to April 1, 2021, with respect to the 2024 notes, and October 1, 2021, with respect to the 2026 notes, we also may redeem up to 35% of the aggregate principal amount of each series of notes with an amount of cash not greater than the net cash proceeds of certain equity offerings at a specified redemption price. In addition, we may redeem some or all of the 2024 notes at any time on or after April 1, 2021 and some or all of the 2026 notes at any time on or after October 1, 2021, in each case at the redemption prices in accordance with the terms of the notes and the indenture and supplemental indenture governing the notes. These senior notes are unsecured obligations of Chesapeake and rank equally in right of payment with all of our other existing and future senior unsecured indebtedness and rank senior in right of payment to all of our future subordinated indebtedness. Our obligations under the senior notes are jointly and severally, fully and unconditionally guaranteed by certain of our direct and indirect wholly owned subsidiaries.
In the Prior Period, we retired $1.609 billion principal amount of our outstanding senior notes, senior secured second lien notes and contingent convertible notes through purchases in the open market, tender offers or repayment upon maturity for $1.751 billion. For the open market repurchases and tender offers, we recorded an aggregate net loss of approximately $1 million in the Prior Quarter and an aggregate gain of approximately $183 million in the Prior Period including $260 million of premium associated with our 8.00% Senior Secured Second Lien Notes due 2022.
Revolving Credit Facility
On September 12, 2018, we amended and restated our credit agreement dated December 15, 2014. The amended and restated revolving credit facility matures in September 2023 and the aggregate initial commitment of the lenders and borrowing base under the facility is $3.0 billion. The revolving credit facility provides for an accordion feature, pursuant to which the aggregate commitments thereunder may be increased to up to $4.0 billion from time to time, subject to agreement of the participating lenders and certain other customary conditions. Borrowing base redeterminations will continue to occur semiannually and our next borrowing base redetermination is scheduled for the second quarter of 2019. As of September 30, 2018, we had outstanding borrowings of $645 million under the revolving credit facility and had used $182 million of the revolving credit facility for various letters of credit. We recorded a loss of $3 million associated with certain deferred charges related to the revolving credit facility prior to this amendment.
Borrowings under the revolving credit facility bear interest at an alternative base rate (ABR) or LIBOR, at our election, plus an applicable margin ranging from0.50%-2.00% per annum for ABR loans and 1.50%-3.00% per annum for LIBOR loans, depending on the percentage of the borrowing base then being utilized and whether our leverage ratio exceeds 4.00 to 1.
Our revolving credit facility is subject to various financial and other covenants. The terms of the revolving credit facility include covenants limiting, among other things, our ability to incur additional indebtedness, make investments or loans, incur liens, consummate mergers and similar fundamental changes, make restricted payments, make investments in unrestricted subsidiaries and enter into transactions with affiliates. Our revolving credit facility contains financial covenants that, after a transition period and the suspension of most of the covenants during the fourth quarter of 2018 as a result of the closing of the sale of certain of our Utica Shale properties pursuant to our purchase and sale agreement with EAP Ohio, LLC (“Encino”), requires the Company to maintain (i) a leverage ratio of not more than 5.50 to 1 through the fiscal quarter ending September 30, 2019, which threshold decreases over time to 4.00 to 1 for the fiscal quarter ending March 31, 2021 and each fiscal quarter thereafter, (ii) a secured leverage ratio of not more than 2.50 to 1 until the later of (x) the fiscal quarter ending March 31, 2021 or (y) the fiscal quarter in when the Company’s leverage ratio does not exceed 4.00 to 1 and (iii) a fixed charge coverage ratio of not less than 2.00 to 1 through the fiscal quarter ending December 31, 2019; not less than 2.25 to 1 through the fiscal quarter ending June 30, 2020; and not less than 2.50 to 1 for the fiscal quarter ended September 30, 2020 and thereafter. For the Current Quarter, we

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

were subject to the financial covenants applicable prior to the amended and restated revolving credit facility in addition to maintaining a leverage ratio of not more than 5.50 to 1.
As of September 30, 2018, we were in compliance with all applicable financial covenants under the credit agreement and we were able to borrow up to the full availability under the revolving credit facility.
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

	September 30, 2018		December 31, 2017
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		($ in millions)
Short-term debt (Level 1)	$432	$433	$52	$53
Long-term debt (Level 1)	$3,495	$3,546	$2,633	$2,629
Long-term debt (Level 2)	$5,884	$6,010	$7,286	$7,301

4.	Contingencies and Commitments
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
The aggregate undiscounted commitments under our gathering, processing and transportation agreements, excluding any reimbursement from working interest and royalty interest owners, credits for third-party volumes or future costs under cost-of-service agreements, are presented below:

September 30, 2018
($ in millions)
2018	$269
2019	1,048
2020	992
2021	900
2022	792
2023 – 2035	4,443
Total	$8,444
In addition, we have entered into long-term agreements for certain natural gas gathering and related services within specified acreage dedication areas in exchange for cost-of-service based fees redetermined annually, or tiered fees based on volumes delivered relative to scheduled volumes. Future gathering fees may vary with the applicable agreement.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

5.	Other Liabilities
Other current liabilities as of September 30, 2018 and December 31, 2017 are detailed below:

	September 30, 2018	December 31, 2017
	($ in millions)
Revenues and royalties due others	$535	$612
Accrued drilling and production costs	313	216
Joint interest prepayments received	81	74
Accrued compensation and benefits	192	214
Other accrued taxes	123	43
Other	194	296
Total other current liabilities	$1,438	$1,455
Other long-term liabilities as of September 30, 2018 and December 31, 2017 are detailed below:

	September 30, 2018	December 31, 2017
	($ in millions)
CHK Utica ORRI conveyance obligation(a)	$—	$156
Unrecognized tax benefits	53	101
Other	107	97
Total other long-term liabilities	$160	$354
____________________________________________

(a)
In the Current Period, we repurchased previously conveyed overriding royalty interests (ORRI) from the CHK Utica, L.L.C. investors and extinguished our obligation to convey future ORRIs to the CHK Utica, L.L.C. investors for combined consideration of $199 million. The total CHK Utica ORRI conveyance obligation extinguished in the Current Period was $183 million, of which, $30 million was recorded in current liabilities and $153 million was recorded in long-term liabilities. The fair value of the consideration allocated to the extinguishment of liability, $122 million, was less than the carrying amount of the conveyance obligation and resulted in a gain of $61 million recognized in other income on our condensed consolidated statement of operations. The fair value of the consideration allocated to the purchase of ORRIs on proved producing properties was $77 million and recorded in proved oil and natural gas properties in our condensed consolidated balance sheet.

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
For the Current Quarter, our estimated annual effective tax rate remains nominal as a result of having a full valuation allowance against our net deferred tax asset. Taking into account our projected operating results for the subsequent 2018 quarter, we project remaining in a net deferred tax asset position as of December 31, 2018. Based on all available positive and negative evidence, including estimates of future taxable income, we believe it is more-likely-than-not that these deferred tax assets will not be realized. A significant piece of objectively verifiable negative evidence evaluated is the cumulative loss incurred over the rolling three-year period ending September 30, 2018. Such evidence limits our ability to consider various forms of subjective positive evidence, such as our projections for future growth and earnings. A valuation allowance was recorded against substantially all of our net deferred tax asset as of December 31, 2017 and against all of our net deferred tax asset as of September 30, 2018.
We are subject to U.S. federal income tax as well as income and capital taxes in various state jurisdictions in which we operate. We recorded a $1 million income tax expense in the Current Quarter and an $8 million income tax benefit in the Current Period. The $1 million expense in the Current Quarter was a result of discrete items related to additional state income tax expense for the settlement of a state income tax audit and the filing of amended state income tax returns. The $8 million benefit in the Current Period was a result of discrete items consisting of a $13 million reduction to the liability for state unrecognized tax benefits due to the expiration of applicable statutes of limitations which was partially offset by eliminating a deferred tax asset for alternative minimum tax carryforwards in the amount of $3 million and recording additional state income tax expense of $2 million relating primarily to the settlement of a state income tax audit and the filing of amended state income tax returns. A further reduction to the liability for state unrecognized tax benefits was also recorded against interest expense in the amount of $4 million.
On December 22, 2017, the President of the United States signed into law the Tax Act, which substantially revised numerous areas of U.S. federal income tax law, including reducing the tax rate for corporations from a maximum rate of 35% to a flat rate of 21% and eliminating the corporate alternative minimum tax (AMT). The various estimates included in determining our tax provision as of December 31, 2017 remain provisional through the nine months ended September 30, 2018 and may be adjusted through subsequent events such as the filing of the 2017 consolidated federal income tax return and the issuance of additional guidance such as new Treasury Regulations. Moreover, we are still in the process of evaluating the full impact of the Tax Act both at the federal and state level.

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
Equity-Classified Awards
Restricted Stock. We grant restricted stock units to employees and non-employee directors. A summary of the changes in unvested restricted stock during the Current Period is presented below:

	Shares of Unvested Restricted Stock	Weighted Average Grant Date Fair Value Per Share
	(in thousands)
Unvested restricted stock as of January 1, 2018	13,178	$6.37
Granted	5,776	$3.77
Vested	(5,782)	$7.67
Forfeited	(1,376)	$6.09
Unvested restricted stock as of September 30, 2018	11,796	$4.49
The aggregate intrinsic value of restricted stock that vested during the Current Period was approximately $20 million based on the stock price at the time of vesting.
As of September 30, 2018, there was approximately $38 million of total unrecognized compensation expense related to unvested restricted stock. The expense is expected to be recognized over a weighted average period of approximately 2.12 years.
Stock Options. In the Current Period and the Prior Period, we granted members of management stock options that vest ratably over a three-year period. Each stock option award has an exercise price equal to the closing price of our common stock on the grant date. Outstanding options expire seven years to ten years from the date of grant.
We utilize the Black-Scholes option pricing model to measure the fair value of stock options. The expected life of an option is determined using the simplified method. Volatility assumptions are estimated based on the average historical volatility of Chesapeake stock over the expected life of an option. The risk-free interest rate is based on the U.S. Treasury rate in effect at the time of the grant over the expected life of the option. The dividend yield is based on an annual dividend yield, taking into account our dividend policy, over the expected life of the option. We used the following weighted average assumptions to estimate the grant date fair value of the stock options granted in the Current Period:

Expected option life – years	6.0
Volatility	63.55%
Risk-free interest rate	2.72%
Dividend yield	—%

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following table provides information related to stock option activity in the Current Period:

	Number of Shares Underlying Options	Weighted Average Exercise Price Per Share	Weighted Average Contract Life in Years	Aggregate Intrinsic Value(a)
	(in thousands)			($ in millions)
Outstanding as of January 1, 2018	16,285	$8.25	7.73	$1
Granted	3,611	$3.01
Exercised	—	$—		$—
Expired	(602)	$13.83
Forfeited	(1,067)	$5.45
Outstanding as of September 30, 2018	18,227	$7.19	7.44	$8
Exercisable as of September 30, 2018	8,250	$10.73	6.05	$2
___________________________________________

(a)	The intrinsic value of a stock option is the amount by which the current market value or the market value upon exercise of the underlying stock exceeds the exercise price of the option.
As of September 30, 2018, there was $16 million of total unrecognized compensation expense related to stock options. The expense is expected to be recognized over a weighted average period of approximately 1.74 years.
Restricted Stock and Stock Option Compensation. We recognized the following compensation costs related to restricted stock and stock options for the Current Quarter, the Prior Quarter, the Current Period and the Prior Period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	($ in millions)
General and administrative expenses	$6	$9	$21	$20
Oil and natural gas properties	1	3	5	7
Oil, natural gas and NGL production expenses	1	2	4	7
Total restricted stock and stock option compensation	$8	$14	$30	$34
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

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Reporting Period Assumptions
Assumption	2017 Awards	2016 Awards
Volatility	51.65%	41.46%
Risk-free interest rate	2.65%	2.19%
Dividend yield for value of awards	—%	—%
As the above assumptions change, the PSU liabilities will be adjusted quarterly through the end of the performance period.
For PSUs granted in 2018, performance metrics include an operational performance component based on a ratio of cumulative earnings before interest expense, income taxes, and depreciation, depletion and amortization expense (EBITDA) to capital expenditures, for which payout can range from 0% to 200%. The vested PSUs are settled in cash on each of the three annual vesting dates. We used the closing price of our common stock on the grant date to determine the grant date fair value of the PSUs. The PSU liability will be adjusted quarterly, based on changes in our stock price and expected satisfaction of performance metrics, through the end of the performance period.
Cash Restricted Stock Units. In the Current Period, we granted CRSUs to employees that vest straight-line over a three-year period and are settled in cash on each of the three annual vesting dates. The ultimate amount earned is based on the closing price of our common stock on each of the vesting dates. We used the closing price of our common stock on the grant date to determine the grant date fair value of the CRSUs. The CRSU liability will be adjusted quarterly, based on changes in our stock price, through the end of the performance period. The CRSUs are subsequently adjusted, based on changes in our stock price through the end of each subsequent reporting period, through the end of each vesting period.
The following table presents a summary of our liability-classified awards:

		Grant Date Fair Value	September 30, 2018
	Units		Fair Value	Vested Liability
		($ in millions)	($ in millions)
2018 PSU Awards:
Payable 2019, 2020 and 2021	3,992,358	$12	$18	$—
2017 PSU Awards:
Payable 2020	1,217,774	$8	$6	$4
2016 PSU Awards:
Payable 2019	2,348,893	$10	$11	$10
2018 CRSU Awards:
Payable 2019, 2020 and 2021	16,034,295	$48	$72	$—

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

8.	Derivative and Hedging Activities
We use derivative instruments to reduce our exposure to fluctuations in future commodity prices and to protect our expected operating cash flow against significant market movements or volatility. All of our oil, natural gas and NGL derivative instruments are net settled based on the difference between the fixed-price payment and the floating-price payment, resulting in a net amount due to or from the counterparty. None of our open oil, natural gas and NGL derivative instruments were designated for hedge accounting as of September 30, 2018 or December 31, 2017.
Oil, Natural Gas and NGL Derivatives
As of September 30, 2018 and December 31, 2017, our oil, natural gas and NGL derivative instruments consisted of the following types of instruments:

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

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The estimated fair values of our oil, natural gas and NGL derivative instrument assets (liabilities) as of September 30, 2018 and December 31, 2017 are provided below:

	September 30, 2018			December 31, 2017
	Notional Volume		Fair Value	Notional Volume	Fair Value
			($ in millions)		($ in millions)
Oil (mmbbl):
Fixed-price swaps	21		$(294)	21	$(151)
Three-way collars	—		(8)	2	(10)
Call swaptions	—		—	2	(13)
Basis protection swaps	8		2	11	(9)
Total oil	29		(300)	36	(183)
Natural gas (bcf):
Fixed-price swaps	400	(a)	(19)	532	149
Three-way collars	88		3	—	—
Collars	66		—	47	11
Call options	60		—	110	(3)
Basis protection swaps	44		(7)	65	(7)
Total natural gas	658		(23)	754	150
NGL (mmgal):
Fixed-price swaps	57		(15)	33	(2)
Total estimated fair value			$(338)		$(35)
____________________________________________

a)
Includes 170 bcf related to trades executed in accordance with the purchase and sale agreement with Encino.  These trades are reflected at fair market value as of September 30, 2018, with an offsetting receivable balance. The trades were novated to Encino upon closing of the purchase and sale agreement on October 29, 2018.

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

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Effect of Derivative Instruments – Condensed Consolidated Balance Sheets
The following table presents the fair value and location of each classification of derivative instrument included in the condensed consolidated balance sheets as of September 30, 2018 and December 31, 2017 on a gross basis and after same-counterparty netting:

Balance Sheet Classification	Gross Fair Value	Amounts Netted in the Consolidated Balance Sheets	Net Fair Value Presented in the Consolidated Balance Sheet
	($ in millions)
As of September 30, 2018
Commodity Contracts:
Short-term derivative asset	$14	$(14)	$—
Long-term derivative asset	3	(3)	—
Short-term derivative liability	(324)	14	(310)
Long-term derivative liability	(31)	3	(28)
Total derivatives	$(338)	$—	$(338)

As of December 31, 2017
Commodity Contracts:
Short-term derivative asset	$157	$(130)	$27
Short-term derivative liability	(188)	130	(58)
Long-term derivative liability	(4)	—	(4)
Total derivatives	$(35)	$—	$(35)

Effect of Derivative Instruments – Condensed Consolidated Statements of Operations
The components of oil, natural gas and NGL revenues for the Current Quarter, the Prior Quarter, the Current Period and the Prior Period are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	($ in millions)
Oil, natural gas and NGL revenues	$1,331	$1,049	$3,924	$3,275
Gains (losses) on undesignated oil, natural gas and NGL derivatives	(124)	(62)	(475)	477
Losses on terminated cash flow hedges	(8)	(8)	(25)	(25)
Total oil, natural gas and NGL revenues	$1,199	$979	$3,424	$3,727

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Effect of Derivative Instruments – Accumulated Other Comprehensive Income (Loss)
A reconciliation of the changes in accumulated other comprehensive income (loss) in our consolidated statements of stockholders’ equity related to our cash flow hedges is presented below:

	Three Months Ended September 30,
	2018		2017
	Before Tax	After Tax	Before Tax	After Tax
	($ in millions)
Balance, beginning of period	$(97)	$(40)	$(132)	(75)
Losses reclassified to income	8	8	8	8
Balance, end of period	$(89)	$(32)	(124)	(67)

	Nine Months Ended September 30,
	2018		2017
	Before Tax	After Tax	Before Tax	After Tax
	($ in millions)
Balance, beginning of period	$(114)	$(57)	$(153)	$(96)
Net change in fair value	—	—	4	4
Losses reclassified to income	25	25	25	25
Balance, end of period	$(89)	$(32)	$(124)	$(67)
The accumulated other comprehensive loss as of September 30, 2018 represents the net deferred loss associated with commodity derivative contracts that were previously designated as cash flow hedges for which the original contract months are yet to occur. Remaining deferred gain or loss amounts will be recognized in earnings in the month for which the original contract months are to occur. As of September 30, 2018, we expect to transfer approximately $35 million of net loss included in accumulated other comprehensive income to net income (loss) during the next 12 months. The remaining amounts will be transferred by December 31, 2022.
Credit Risk Considerations
Our derivative instruments expose us to our counterparties’ credit risk. To mitigate this risk, we enter into derivative contracts only with counterparties that are highly rated or deemed by us to have acceptable credit strength and deemed by management to be competent and competitive market-makers, and we attempt to limit our exposure to non-performance by any single counterparty. As of September 30, 2018, our oil, natural gas and NGL derivative instruments were spread among 11 counterparties.
Hedging Arrangements
Certain of our hedging arrangements are with counterparties that are also lenders (or affiliates of lenders) under our revolving credit facility. The contracts entered into with these counterparties are secured by the same collateral that secures our revolving credit facility. In addition, we enter into bilateral hedging agreements with other counterparties. The counterparties’ and our obligations under the bilateral hedging agreements must be secured by cash or letters of credit to the extent that any mark-to-market amounts owed to us or by us exceed defined thresholds. As of September 30, 2018, we posted $14 million in letters of credit as collateral for our commodity derivatives. No cash was posted as collateral for our commodity derivatives.

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
The following table provides information for financial assets (liabilities) measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
		($ in millions)
As of September 30, 2018
Derivative Assets (Liabilities):
Commodity assets	$—	$7	$11	$18
Commodity liabilities	—	(340)	(16)	(356)
Total derivatives	$—	$(333)	$(5)	$(338)

As of December 31, 2017
Derivative Assets (Liabilities):
Commodity assets	$—	$—	$8	$8
Commodity liabilities	—	(20)	(23)	(43)
Total derivatives	$—	$(20)	$(15)	$(35)

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

A summary of the changes in the fair values of our financial assets (liabilities) classified as Level 3 during the Current Period and the Prior Period is presented below:

Commodity Derivatives
($ in millions)
Balance, as of January 1, 2018	$(15)
Total gains (losses) (realized/unrealized):
Included in earnings(a)	(3)
Total purchases, issuances, sales and settlements:
Settlements	13
Balance, as of September 30, 2018	$(5)

Balance, as of January 1, 2017	$(10)
Total gains (losses) (realized/unrealized):
Included in earnings(a)	1
Total purchases, issuances, sales and settlements:
Settlements	1
Balance, as of September 30, 2017	$(8)
___________________________________________

(a)		Commodity Derivatives

		2018	2017
		($ in millions)
	Total gains (losses) included in earnings for the period	$(3)	$1
	Change in unrealized gains (losses) related to assets still held at reporting date	$(3)	$(7)
Qualitative and Quantitative Disclosures about Unobservable Inputs for Level 3 Fair Value Measurements
The significant unobservable inputs for Level 3 derivative contracts include market volatility. Changes in market volatility impacts the fair value measurement of our derivative contracts, which is based on an estimate derived from option models. For example, an increase or decrease in the forward prices and volatility of oil and natural gas prices decreases or increases the fair value of oil and natural gas derivatives. The following table presents quantitative information about Level 3 inputs used in the fair value measurement of our commodity derivative contracts at fair value as of September 30, 2018:

Instrument Type	Unobservable Input	Range	Weighted Average	Fair Value September 30, 2018
				($ in millions)
Oil trades	Oil price volatility curves	19.09% – 28.60%	24.97%	$(8)
Natural gas trades	Natural gas price volatility curves	15.60% – 62.08%	16.24%	$3

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

9.	Oil and Natural Gas Property Transactions
Under full cost accounting rules, we account for sales of oil and natural gas properties as adjustments to capitalized costs, with no recognition of gain or loss unless a sale involves a significant change in proved reserves and significantly alters the relationship between capitalized costs and proved reserves.
On October 29, 2018 we sold all of our approximately 1,500,000 gross (900,000 net) acres in Ohio, of which approximately 320,000 net acres are prospective for the Utica Shale with approximately 920 producing wells, along with related property and equipment (collectively, the “Designated Properties”) for net proceeds of $1.868 billion to Encino, with additional contingent payments to us of up to $100 million comprised of $50 million in consideration in each case if, on or prior to December 31, 2019, there is a period of twenty (20) trading days out of a period of thirty (30) consecutive trading days where (i) the average of the NYMEX natural gas strip prices for the months comprising the year 2022 equals or exceeds $3.00/mmbtu as calculated pursuant to the purchase agreement, and (ii) the average of the NYMEX natural gas price strip prices for the months comprising the year 2023 equals or exceeds $3.25/mmbtu as calculated pursuant to the purchase agreement.
We expect the sale of our Designated Properties to Encino to involve a significant change in proved reserves and to significantly alter the relationship between costs and proved reserves and therefore to result in the recognition of loss upon closing of that transaction. Under SEC rules for full cost companies, a transaction is deemed to be significant if the properties being sold represent 25% or more of the reserve quantities of the divesting company.
In the Current Period, we sold portions of our acreage, producing properties and other related property and equipment in the Mid-Continent, including our Mississippian Lime assets, for approximately $491 million, subject to certain customary closing adjustments. Included in the sales were approximately 238,500 net acres and interests in approximately 3,200 wells. Also, in the Current Quarter and the Current Period, we received proceeds of approximately $8 million and $31 million, respectively, subject to customary closing adjustments, for the sale of other oil and natural gas properties covering various operating areas.
In the Prior Period, we sold portions of our acreage and producing properties in our Haynesville Shale operating area in northern Louisiana for approximately $915 million, subject to certain customary closing adjustments. Included in the sales were approximately 119,500 net acres and interests in 576 wells that were producing approximately 80 mmcf of gas per day at the time of closing. Also in the Prior Quarter and the Prior Period, we received proceeds of approximately $248 million and $331 million, respectively, net of post-closing adjustments, for the sale of other oil and natural gas properties covering various operating areas.
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
As of September 30, 2018, we had the following VPP outstanding:

				Volume Sold
VPP #	Date of VPP	Location	Proceeds	Oil	Natural Gas	NGL	Total
			($ in millions)	(mmbbl)	(bcf)	(mmbbl)	(bcfe)
9	May 2011	Mid-Continent	$853	1.7	138	4.8	177
The volumes remaining to be delivered on behalf of our VPP buyers as of September 30, 2018 were as follows:

		Volume Remaining as of September 30, 2018
VPP #	Term Remaining	Oil	Natural Gas	NGL	Total
	(in months)	(mmbbl)	(bcf)	(mmbbl)	(bcfe)
9	29	0.3	25.8	0.7	31.4

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

10.	Revenue Recognition
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
In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on our condensed consolidated statements of operations was as follows:

	Before adoption of ASC 606	Adjustments	As Reported
		($ in millions)
Statement of Operations for the Three Months Ended September 30, 2018
Marketing revenues	$1,508	$(289)	$1,219
Marketing operating expenses	$1,516	$(278)	$1,238

Statement of Operations for the Nine Months Ended September 30, 2018
Marketing revenues	$4,320	$(582)	$3,738
Marketing operating expenses	$4,365	$(567)	$3,798
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

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following table shows revenue disaggregated by operating area and product type, for the Current Quarter and the Current Period:

	Three Months Ended September 30, 2018
	Oil	Natural Gas	NGL	Total
	($ in millions)
Marcellus	$—	$184	$—	$184
Haynesville	—	195	—	195
Eagle Ford	399	36	58	493
Utica	59	131	76	266
Mid-Continent	58	15	12	85
Powder River Basin	78	17	13	108
Revenue from contracts with customers	594	578	159	1,331
Losses on oil, natural gas and NGL derivatives	(100)	(18)	(14)	(132)
Oil, natural gas and NGL revenue	$494	$560	$145	$1,199

Marketing revenue from contracts with customers	$707	$211	$112	$1,030
Other marketing revenue	119	70	—	189
Marketing revenue	$826	$281	$112	$1,219

	Nine Months Ended September 30, 2018
	Oil	Natural Gas	NGL	Total
	($ in millions)
Marcellus	$—	$646	$—	$646
Haynesville	2	603	—	605
Eagle Ford	1,148	120	143	1,411
Utica	179	350	189	718
Mid-Continent	196	63	42	301
Powder River Basin	173	40	30	243
Revenue from contracts with customers	1,698	1,822	404	3,924
Losses on oil, natural gas and NGL derivatives	(388)	(85)	(27)	(500)
Oil, natural gas and NGL revenue	$1,310	$1,737	$377	$3,424

Marketing revenue from contracts with customers	$2,125	$733	$324	$3,182
Other marketing revenue	381	175	—	556
Marketing revenue	$2,506	$908	$324	$3,738

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Accounts Receivable
Our accounts receivable are primarily from purchasers of oil, natural gas and NGL and from exploration and production companies that own interests in properties we operate. This industry concentration could affect our overall exposure to credit risk, either positively or negatively, because our purchasers and joint working interest owners may be similarly affected by changes in economic, industry or other conditions. We monitor the creditworthiness of all our counterparties and we generally require letters of credit or parent guarantees for receivables from parties deemed to have sub-standard credit, unless the credit risk can otherwise be mitigated. We utilize an allowance method in accounting for bad debt based on historical trends in addition to specifically identifying receivables that we believe may be uncollectible. Accounts receivable as of September 30, 2018 and December 31, 2017 are detailed below:

	September 30, 2018	December 31, 2017
	($ in millions)
Oil, natural gas and NGL sales	$829	$959
Joint interest	160	209
Other	78	184
Allowance for doubtful accounts	(16)	(30)
Total accounts receivable, net	$1,051	$1,322

11.	Investments
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
In the Current Period, we have determined that certain of our other fixed assets will either be sold or disposed before the end of their useful lives indicating the carrying value may not be recoverable. As a result, we recognized an impairment loss of $51 million in the Current Period for the difference between the carrying amount and fair value of the assets.

13.	Other Operating Expenses
In the Prior Period, we terminated future natural gas transportation commitments related to divested assets for cash payments of $126 million. In the Prior Period, we paid $290 million to assign an oil transportation agreement to a third party.

14.	Restructuring and Other Termination Costs
Workforce Reduction
On January 30, 2018, we underwent a reduction in workforce impacting approximately 13% of employees across all functions, primarily on our Oklahoma City campus. In connection with the reduction, we incurred a total charge in the Current Period of approximately $38 million for one-time termination benefits. The following table summarizes our restructuring liabilities:

Other Current Liabilities
($ in millions)
Balance as of December 31, 2017	$—
Initial restructuring recognition on January 30, 2018	38
Termination benefits paid	(38)
Balance as of September 30, 2018	$—

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

15.	Fair Value Measurements
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
Financial Assets (Liabilities). The following table provides fair value measurement information for the above-noted financial assets (liabilities) measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
	($ in millions)
As of September 30, 2018
Financial Assets (Liabilities):
Other current assets	$54	$—	$—	$54
Other current liabilities	(54)	—	—	(54)
Total	$—	$—	$—	$—

As of December 31, 2017
Financial Assets (Liabilities):
Other current assets	$57	$—	$—	$57
Other current liabilities	(60)	—	—	(60)
Total	$(3)	$—	$—	$(3)
See Note 3 for information regarding fair value measurement of our debt instruments. See Note 8 for information regarding fair value measurement of our derivatives.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

16.	Condensed Consolidating Financial Information
Chesapeake Energy Corporation is a holding company, owns no operating assets and has no significant operations independent of its subsidiaries. Our obligations under our outstanding senior notes, contingent convertible senior notes and revolving credit facility listed in Note 3 are fully and unconditionally guaranteed, jointly and severally, by certain of our 100% owned subsidiaries. Subsidiaries with noncontrolling interests, consolidated variable interest entities and certain de minimis subsidiaries are non-guarantors.
The tables below are condensed consolidating financial statements for Chesapeake Energy Corporation (parent) on a stand-alone, unconsolidated basis, and its combined guarantor and combined non-guarantor subsidiaries as of September 30, 2018 and December 31, 2017 and for the three and nine months ended September 30, 2018 and 2017. This financial information may not necessarily be indicative of our results of operations, cash flows or financial position had these subsidiaries operated as independent entities.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF SEPTEMBER 30, 2018
($ in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$6	$1	$1	$(4)	$4
Other current assets	69	1,160	2	—	1,231
Intercompany receivable, net	8,003	29	176	(8,208)	—
Total Current Assets	8,078	1,190	179	(8,212)	1,235
PROPERTY AND EQUIPMENT:
Oil and natural gas properties at cost, based on full cost accounting, net	563	9,433	25	—	10,021
Other property and equipment, net	—	1,109	—	—	1,109
Property and equipment held for sale, net	—	47	—	—	47
Total Property and Equipment, Net	563	10,589	25	—	11,177
LONG-TERM ASSETS:
Other long-term assets	29	218	—	—	247
Investments in subsidiaries and intercompany advances	1,193	79	—	(1,272)	—
TOTAL ASSETS	$9,863	$12,076	$204	$(9,484)	$12,659

CURRENT LIABILITIES:
Current liabilities	$563	$2,415	$2	$(4)	$2,976
Intercompany payable, net	29	8,179	—	(8,208)	—
Total Current Liabilities	592	10,594	2	(8,212)	2,976
LONG-TERM LIABILITIES:
Long-term debt, net	9,380	—	—	—	9,380
Other long-term liabilities	53	289	—	—	342
Total Long-Term Liabilities	9,433	289	—	—	9,722
EQUITY:
Chesapeake stockholders’ equity (deficit)	(162)	1,193	79	(1,272)	(162)
Noncontrolling interests	—	—	123	—	123
Total Equity (Deficit)	(162)	1,193	202	(1,272)	(39)
TOTAL LIABILITIES AND EQUITY	$9,863	$12,076	$204	$(9,484)	$12,659

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

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2018
($ in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Oil, natural gas and NGL	$—	$1,194	$5	$—	$1,199
Marketing	—	1,219	—	—	1,219
Total Revenues	—	2,413	5	—	2,418
OPERATING EXPENSES:
Oil, natural gas and NGL production	—	132	—	—	132
Oil, natural gas and NGL gathering, processing and transportation	—	362	2	—	364
Production taxes	—	33	1	—	34
Marketing	—	1,238	—	—	1,238
General and administrative	—	66	—	—	66
Provision for legal contingencies, net	—	8	—	—	8
Oil, natural gas and NGL depreciation, depletion and amortization	—	274	—	—	274
Depreciation and amortization of other assets	—	17	—	—	17
Impairments	—	5	—	—	5
Total Operating Expenses	—	2,135	3	—	2,138
INCOME FROM OPERATIONS	—	278	2	—	280
OTHER INCOME (EXPENSE):
Interest expense	(125)	(2)	—	—	(127)
Losses on purchases or exchanges of debt	(68)	—	—	—	(68)
Other income	—	1	—	—	1
Equity in net earnings of subsidiary	278	1	—	(279)	—
Total Other Income (Expense)	85	—	—	(279)	(194)
INCOME BEFORE INCOME TAXES	85	278	2	(279)	86
INCOME TAX EXPENSE	1	—	—	—	1
NET INCOME	84	278	2	(279)	85
Net income attributable to noncontrolling interests	—	—	(1)	—	(1)
NET INCOME ATTRIBUTABLE TO CHESAPEAKE	84	278	1	(279)	84
Other comprehensive income	—	8	—	—	8
COMPREHENSIVE INCOME ATTRIBUTABLE TO CHESAPEAKE	$84	$286	$1	$(279)	$92

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2017
($ in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Oil, natural gas and NGL	$—	$974	$5	$—	$979
Marketing	—	964	—	—	964
Total Revenues	—	1,938	5	—	1,943
OPERATING EXPENSES:
Oil, natural gas and NGL production	—	151	—	—	151
Oil, natural gas and NGL gathering, processing and transportation	—	367	2	—	369
Production taxes	—	20	1	—	21
Marketing	—	978	—	—	978
General and administrative	—	54	—	—	54
Provision for legal contingencies, net	—	20	—	—	20
Oil, natural gas and NGL depreciation, depletion and amortization	—	227	1	—	228
Depreciation and amortization of other assets	—	20	—	—	20
Impairments	—	3	—	—	3
Net gains on sales of fixed assets	—	(1)	—	—	(1)
Other operating expense	—	6	—	—	6
Total Operating Expenses	—	1,845	4	—	1,849
INCOME FROM OPERATIONS	—	93	1	—	94
OTHER INCOME (EXPENSE):
Interest expense	(110)	(4)	—	—	(114)
Losses on purchases or exchanges of debt	(1)	—	—	—	(1)
Other income	1	3	—	—	4
Equity in net earnings of subsidiary	92	—	—	(92)	—
Total Other Income (Expense)	(18)	(1)	—	(92)	(111)
INCOME (LOSS) BEFORE INCOME TAXES	(18)	92	1	(92)	(17)
INCOME TAX EXPENSE	—	—	—	—	—
NET INCOME (LOSS)	(18)	92	1	(92)	(17)
Net income attributable to noncontrolling interests	—	—	(1)	—	(1)
NET INCOME (LOSS) ATTRIBUTABLE TO CHESAPEAKE	(18)	92	—	(92)	(18)
Other comprehensive income	—	8	—	—	8
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CHESAPEAKE	$(18)	$100	$—	$(92)	$(10)

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2018
($ in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Oil, natural gas and NGL	$—	$3,410	$14	$—	$3,424
Marketing	—	3,738	—	—	3,738
Total Revenues	—	7,148	14	—	7,162
OPERATING EXPENSES:
Oil, natural gas and NGL production	—	417	—	—	417
Oil, natural gas and NGL gathering, processing and transportation	—	1,055	5	—	1,060
Production taxes	—	90	1	—	91
Marketing	—	3,798	—	—	3,798
General and administrative	—	228	1	—	229
Restructuring and other termination costs	—	38	—	—	38
Provision for legal contingencies, net	—	17	—	—	17
Oil, natural gas and NGL depreciation, depletion and amortization	—	811	2	—	813
Depreciation and amortization of other assets	—	54	—	—	54
Impairments	—	51	—	—	51
Other operating income	—	(1)	—	—	(1)
Net losses on sales of fixed assets	—	7	—	—	7
Total Operating Expenses	—	6,565	9	—	6,574
INCOME FROM OPERATIONS	—	583	5	—	588
OTHER INCOME (EXPENSE):
Interest expense	(365)	(2)	—	—	(367)
Gains on investments	—	139	—	—	139
Losses on exchanges or repurchases of debt	(68)	—	—	—	(68)
Other income	—	63	—	—	63
Equity in net earnings of subsidiary	785	2	—	(787)	—
Total Other Income (Expense)	352	202	—	(787)	(233)
INCOME BEFORE INCOME TAXES	352	785	5	(787)	355
INCOME TAX BENEFIT	(8)	—	—	—	(8)
NET INCOME	360	785	5	(787)	363
Net income attributable to noncontrolling interests	—	—	(3)	—	(3)
NET INCOME ATTRIBUTABLE TO CHESAPEAKE	360	785	2	(787)	360
Other comprehensive income	—	25	—	—	25
COMPREHENSIVE INCOME ATTRIBUTABLE TO CHESAPEAKE	$360	$810	$2	$(787)	$385

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2017
($ in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Oil, natural gas and NGL	$—	$3,710	$17	$—	$3,727
Marketing	—	3,250	—	—	3,250
Total Revenues	—	6,960	17	—	6,977
OPERATING EXPENSES:
Oil, natural gas and NGL production	—	426	—	—	426
Oil, natural gas and NGL gathering, processing and transportation	—	1,075	6	—	1,081
Production taxes	—	63	1	—	64
Marketing	—	3,333	—	—	3,333
General and administrative	3	185	1	—	189
Provision for legal contingencies, net	—	35	—	—	35
Oil, natural gas and NGL depreciation, depletion and amortization	—	624	3	—	627
Depreciation and amortization of other assets	—	62	—	—	62
Impairments	—	3	—	—	3
Other operating expense	—	423	—	—	423
Total Operating Expenses	3	6,229	11	—	6,243
INCOME (LOSS) FROM OPERATIONS	(3)	731	6	—	734
OTHER INCOME (EXPENSE):
Interest expense	(300)	(2)	—	—	(302)
Gains on purchases or exchanges of debt	183	—	—	—	183
Other income	1	5	—	—	6
Equity in net earnings of subsidiary	737	3	—	(740)	—
Total Other Income (Expense)	621	6	—	(740)	(113)
INCOME BEFORE INCOME TAXES	618	737	6	(740)	621
INCOME TAX EXPENSE	2	—	—	—	2
NET INCOME	616	737	6	(740)	619
Net income attributable to noncontrolling interests	—	—	(3)	—	(3)
NET INCOME ATTRIBUTABLE TO CHESAPEAKE	616	737	3	(740)	616
Other comprehensive income	—	29	—	—	29
COMPREHENSIVE INCOME ATTRIBUTABLE TO CHESAPEAKE	$616	$766	$3	$(740)	$645

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2018
($ in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Cash Provided By Operating Activities	$86	$1,512	$7	$(10)	$1,595

CASH FLOWS FROM INVESTING ACTIVITIES:
Drilling and completion costs	—	(1,481)	—	—	(1,481)
Acquisitions of proved and unproved properties	—	(244)	—	—	(244)
Proceeds from divestitures of proved and unproved properties	—	395	—	—	395
Additions to other property and equipment	—	(11)	—	—	(11)
Other investing activities	—	149	—	—	149
Net Cash Used In Investing Activities	—	(1,192)	—	—	(1,192)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility borrowings	9,095	—	—	—	9,095
Payments on revolving credit facility borrowings	(9,231)	—	—	—	(9,231)
Proceeds from issuance of senior notes, net	1,237	—	—	—	1,237
Cash paid to purchase debt	(1,285)	—	—	—	(1,285)
Cash paid for preferred stock dividends	(69)	—	—	—	(69)
Other financing activities	(2)	(127)	(9)	(13)	(151)
Intercompany advances, net	170	(193)	1	22	—
Net Cash Used In Financing Activities	(85)	(320)	(8)	9	(404)
Net increase (decrease) in cash and cash equivalents	1	—	(1)	(1)	(1)
Cash and cash equivalents, beginning of period	5	1	2	(3)	5
Cash and cash equivalents, end of period	$6	$1	$1	$(4)	$4

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2017
($ in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Cash Provided By Operating Activities	$4	$266	$11	$(8)	$273

CASH FLOWS FROM INVESTING ACTIVITIES:
Drilling and completion costs	—	(1,597)	—	—	(1,597)
Acquisitions of proved and unproved properties	—	(226)	—	—	(226)
Proceeds from divestitures of proved and unproved properties	—	1,193	—	—	1,193
Additions to other property and equipment	—	(12)	—	—	(12)
Other investing activities	—	40	—	—	40
Net Cash Used In Investing Activities	—	(602)	—	—	(602)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility borrowings	4,775	—	—	—	4,775
Payments on revolving credit facility borrowings	(4,130)	—	—	—	(4,130)
Proceeds from issuance of senior notes, net	742	—	—	—	742
Cash paid to purchase debt	(1,751)	—	—	—	(1,751)
Cash paid for preferred stock dividends	(160)	—	—	—	(160)
Other financing activities	(36)	(4)	(11)	27	(24)
Intercompany advances, net	(339)	339	—	—	—
Net Cash Provided by (Used In) Financing Activities	(899)	335	(11)	27	(548)
Net increase (decrease) in cash and cash equivalents	(895)	(1)	—	19	(877)
Cash and cash equivalents, beginning of period	904	2	1	(25)	882
Cash and cash equivalents, end of period	$9	$1	$1	$(6)	$5

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

17.	Subsequent Events
On October 30, 2018, we jointly announced with WildHorse Resource Development Corporation (“WildHorse”) that we have entered into a definitive agreement to acquire WildHorse, an oil and gas company with operations in the Eagle Ford Shale and Austin Chalk formations in southeast Texas, in a transaction valued at approximately $3.977 billion, including the value of WildHorse’s net debt of $930 million as of June 30, 2018. At the election of each WildHorse common shareholder, the consideration will consist of either 5.989 shares of Chesapeake common stock or a combination of 5.336 shares of Chesapeake common stock and $3.00 in cash for each share of WildHorse common stock. We intend to fund the cash portion of the consideration through borrowings under our revolving credit facility. The transaction has been unanimously approved by the Board of Directors of each company and is subject to shareholder approvals from both companies and customary closing conditions and regulatory approvals and is expected to close in the first half of 2019.
On October 29, 2018, we completed the sale of our Utica Shale assets in Ohio to Encino, pursuant to which Encino purchased all of our approximately 1,500,000 gross (900,000 net) acres in Ohio, of which approximately 320,000 net acres are prospective for the Utica Shale with approximately 920 producing wells, along with related property and equipment (collectively, the “Designated Properties”) for net proceeds of $1.868 billion in cash.
On October 29, 2018, we delivered a notice of redemption to the trustee for our 8.00% Senior Secured Second Lien Notes due 2022 to call for redemption $1.416 billion aggregate principal amount of the outstanding notes, representing 100% of the aggregate principal amount of the outstanding notes. The notes will be redeemed at a redemption price of 100% of the principal amount thereof, plus the make-whole premium, as calculated in accordance with the indenture, plus accrued and unpaid interest. The settlement of the redemption is expected to occur approximately 30 days from the notice delivery date. The redemption is expected to be funded with proceeds from the sale of our Utica assets in Ohio.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
The following discussion should be read together with the condensed consolidated financial statements included in Item 1 of Part I of this report and our 2017 Form 10-K.
We are an independent exploration and production company engaged in the acquisition, exploration and development of properties for the production of oil, natural gas and NGL from underground reservoirs. We own a large and geographically diverse portfolio of onshore U.S. unconventional natural gas and liquids assets, including interests in approximately 14,900 oil and natural gas wells. We have leading positions in the liquids-rich resource plays of the Eagle Ford Shale in South Texas, the stacked pay in the Powder River Basin in Wyoming and the Anadarko Basin in northwestern Oklahoma. Our natural gas resource plays are the Marcellus Shale in the northern Appalachian Basin in Pennsylvania and the Haynesville/Bossier Shales in northwestern Louisiana and East Texas.
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
On October 29, 2018 we completed the sale of all of our assets in Ohio. This divestiture will result in our meeting or making significant progress toward all three of these priorities. The following discussion and analysis presents management’s perspective of our business and material changes to our results of operations for the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017 and in our financial condition and liquidity since December 31, 2017.
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

We have made significant progress towards achieving our strategic priorities in 2018. So far we have:

•
entered into a definitive agreement to acquire WildHorse, an oil and gas company with operations in the Eagle Ford Shale and Austin Chalk formations in southeast Texas, in a transaction valued at approximately $3.977 billion;

•
sold our interests in the Utica Shale operating area located in Ohio for approximately $1.868 billion, with an additional contingent payment to us of up to $100 million based on future natural gas prices. We intend to use the net proceeds to reduce our indebtedness, including the redemption of our senior secured second lien notes, representing the remainder of our non-credit facility secured debt;

•
retired our secured term loan borrowings and significantly extended our debt maturity profile by issuing at par $850 million of 7.00% Senior Notes due 2024 and $400 million of 7.50% Senior Notes due 2026 pursuant to a public offering for net proceeds of $1.230 billion. We used the proceeds from these unsecured senior notes together with cash on hand and borrowings under our revolving credit facility, to repay in full $1.233 billion of borrowings under our secured term loan due 2021;

•
amended and restated our credit agreement dated December 15, 2014. The amended and restated revolving credit facility matures in September 2023 and the aggregate initial commitment of the lenders and borrowing base under the facility is $3.0 billion. The revolving credit facility provides for an accordion feature, pursuant to which the aggregate commitments thereunder may be increased to up to $4.0 billion from time to time, subject to agreement of the participating lenders and certain other customary conditions;

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

•	reduced annual cash costs by approximately $70 million through a reduction in workforce that better aligns our workforce to the needs of our business.
We continue to benefit from progress made over the last five years, including removing financial and operational complexity, significantly improving our balance sheet and addressing numerous legacy issues.

Financial Results

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change(b)	2018	2017	Change
	($ in millions)
Net income (loss) available to common stockholders	$60	$(41)	n/m	$288	$506	(43)%
Net earnings (loss) per diluted common share	$0.07	$(0.05)	n/m	$0.32	$0.56	(43)%
Total production (mboe per day)	537	542	(1)%	540	532	2%
Adjusted production(a) (mboe per day)	536	512	5%	534	494	8%
Average sales price (per boe)	$26.92	$21.06	28%	$26.59	$22.53	18%
Oil, natural gas and NGL production expenses	$132	$151	(13)%	$417	$426	(2)%
Oil, natural gas and NGL gathering, processing and transportation expenses	$364	$369	(1)%	$1,060	$1,081	(2)%
General and administrative expenses	$66	$54	22%	$229	$189	21%

		September 30, 2018		December 31, 2017		Change
Total debt (principal amount)			$9,862		$9,981	(1)%
___________________________________________

(a)	Adjusted for assets sold.
(b) n/m - not meaningful.

Liquidity and Capital Resources
Liquidity Overview
Our ability to grow, make capital expenditures and service our debt depends primarily upon the prices we receive for the oil, natural gas and NGL we sell. Substantial expenditures are required to replace reserves, sustain production and fund our business plans. Historically, oil and natural gas prices have been volatile, and may be subject to wide fluctuations in the future. A decline in oil, natural gas and NGL prices could negatively affect the amount of cash we generate and have available for capital expenditures and debt service and could have a material impact on our financial position, results of operations, cash flows and on the quantities of reserves that we can economically produce or provide as collateral to our credit facility lenders. Other risks and uncertainties that could affect our liquidity include, but are not limited to, counterparty credit risk for our receivables, access to capital markets, regulatory risks and our ability to meet financial covenants in our financing agreements.
Based on our cash balance, forecasted cash flows from operating activities and availability under our revolving credit facility, we expect to be able to fund our planned capital expenditures, meet our debt service requirements and fund our other commitments and obligations for the next 12 months.
As of September 30, 2018, we had a cash balance of $4 million compared to $5 million as of December 31, 2017, and we had a net working capital deficit of $1.741 billion as of September 30, 2018, compared to a net working capital deficit of $831 million as of December 31, 2017. As of September 30, 2018, our working capital deficit includes $432 million principal amount of debt due or that could be put to us in the next 12 months. As of September 30, 2018, we had $2.173 billion of borrowing capacity available under our senior secured revolving credit facility, with outstanding borrowings of $645 million and $182 million utilized for various letters of credit. See Note 3 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion of our debt obligations, including principal and carrying amounts of our notes.
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
We utilize various oil, natural gas and NGL derivative instruments to protect a portion of our cash flow against downside risk. As of October 26, 2018, we have downside price protection in the remainder of 2018, 2019 and 2020 through the following oil, natural gas and NGL derivative instruments:

Oil Derivatives(a)
Year	Type of Derivative Instrument	Notional Volume	Average NYMEX Price
		(mmbbls)
2018	Swaps	7	$54.09
2018	Three-way collars	1	$39.15/$47.00/$55.00
2018	Basis protection swaps	4	$3.52
2019	Swaps	14	$59.44
2019	Basis protection swaps	7	$6.01
2020	Swaps	3	$69.47
Natural Gas Derivatives(a)
Year	Type of Derivative Instrument	Notional Volume	Average NYMEX Price
		(bcf)
2018	Swaps	120	$3.00
2018	Two-way collars	12	$3.00/$3.25
2018	Calls	17	$6.27
2018	Basis protection swaps	6	($0.77)
2019	Swaps	325	$2.83
2019	Two-way collars	54	$2.75/$3.02
2019	Three-way collars	88	$2.50/$2.80/$3.10
2019	Basis protection swaps	37	$0.03
2019	Calls	22	$12.00
2020	Calls	22	$12.00
NGL Derivatives(a)
Year	Type of Derivative Instrument	Notional Volume	Average NYMEX Price
		(mmgal)
2018	Butane swaps	1	$0.88
2018	Butane % of WTI swaps	1	70.5% of WTI
2018	Propane swaps	15	$0.79
2018	Ethane swaps	23	$0.29
2018	Isobutane swaps	4	$0.92
2018	Natural gasoline	12	$1.42
___________________________________________

(a)	Includes amounts settled in October 2018 and excludes derivatives novated to Encino on October 29, 2018.
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
Revolving Credit Facility
In the Current Quarter, we amended and restated our senior secured revolving credit facility which is currently subject to a $3.0 billion borrowing base and matures in September 2023. As of September 30, 2018, we had $2.173 billion of borrowing capacity available under our revolving credit facility. Our next borrowing base redetermination is scheduled for the second quarter of 2019. As of September 30, 2018, we had outstanding borrowings of $645 million under the revolving credit facility and had used $182 million of the revolving credit facility for various letters of credit. Borrowings under the facility bear interest at a variable rate. See Note 3 of the notes to our condensed consolidated financial statements included in Item 1 of this report for further discussion of the terms of the revolving credit facility. As of September 30, 2018, we were in compliance with all applicable financial covenants under the credit agreement. Our total leverage ratio was approximately 3.82 to 1.00, our first lien secured leverage ratio was approximately 0.32 to 1.00, our interest coverage ratio was approximately 3.51 to 1.00 and our debt to capitalization ratio was approximately 0.38 to 1.00.
Contractual Obligations and Off-Balance Sheet Arrangements
From time to time, we enter into arrangements and transactions that can give rise to contractual obligations and off-balance sheet commitments. As of September 30, 2018, these arrangements and transactions included (i) operating lease agreements, (ii) a volumetric production payment (VPP) (to purchase production and pay related production expenses and taxes in the future), (iii) open purchase commitments, (iv) open delivery commitments, (v) open drilling commitments, (vi) undrawn letters of credit, (vii) open gathering and transportation commitments, and (viii) various other commitments we enter into in the ordinary course of business that could result in a future cash obligation. See Notes 4 and 9 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion of commitments and VPPs, respectively.
Capital Expenditures
Our 2018 capital expenditures program, while planned to be lower than our 2017 program, is expected to generate greater capital efficiency as we focus on expanding our margins by investing in the highest-return projects. We have significant control and flexibility over the timing and execution of our development plan, enabling us to reduce our capital spending as needed. Our forecasted 2018 capital expenditures, inclusive of capitalized interest, are $2.2 – $2.5 billion compared to our 2017 capital spending level of $2.5 billion. Management continues to review operational plans for 2018 and beyond, which could result in changes to projected capital expenditures and projected revenues from sales of oil, natural gas and NGL.

Credit Risk
Some of our counterparties have requested or required us to post collateral as financial assurance of our performance under certain contractual arrangements, such as gathering, processing, transportation and hedging agreements. As of October 26, 2018, we have received requests and posted approximately $222 million of collateral related to certain of our marketing and other contracts. We may be requested or required by other counterparties to post additional collateral in an aggregate amount of approximately $441 million, which may be in the form of additional letters of credit, cash or other acceptable collateral. However, we have substantial long-term business relationships with each of these counterparties, and we may be able to mitigate any collateral requests through ongoing business arrangements and by offsetting amounts that the counterparty owes us. Any posting of collateral consisting of cash or letters of credit reduces availability under our revolving credit facility and negatively impacts our liquidity.
Sources of Funds
The following table presents the sources of our cash and cash equivalents for the Current Period and the Prior Period. See Note 9 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion of divestitures of oil and natural gas assets.

	Nine Months Ended September 30,
	2018	2017
	($ in millions)
Cash provided by operating activities	$1,595	$273
Proceeds from divestitures of proved and unproved properties, net	395	1,193
Proceeds from issuance of senior notes, net	1,237	742
Proceeds from issuance of credit facility borrowings, net	—	645
Proceeds from sales of other property and equipment, net	75	40
Proceeds from sales of investments	74	—
Total sources of cash and cash equivalents	$3,376	$2,893
Cash Flow from Operating Activities
Cash provided by operating activities was $1.595 billion in the Current Period compared to cash used by operating activities of $273 million in the Prior Period. The increase in the Current Period is primarily due to the result of higher prices for the oil and NGL we sold and higher volumes of oil and natural gas sold. Changes in cash flow from operations are largely due to the same factors that affect our net income, excluding various non-cash items, such as depreciation, depletion and amortization, certain impairments, gains or losses on sales of fixed assets, deferred income taxes and mark-to-market changes in our open derivative instruments. See further discussion below under Results of Operations.

Uses of Funds
The following table presents the uses of our cash and cash equivalents for the Current Period and the Prior Period:

	Nine Months Ended September 30,
	2018	2017
	($ in millions)
Oil and Natural Gas Expenditures:
Drilling and completion costs	$1,481	$1,597
Acquisitions of proved and unproved properties	123	87
Interest capitalized on unproved leasehold	121	139
Total oil and natural gas expenditures	1,725	1,823
Other Uses of Cash and Cash Equivalents:
Payments on revolving credit facility borrowings, net	136	—
Extinguishment of other financing	122	—
Cash paid to purchase debt	1,285	1,751
Additions to other property and equipment	11	12
Dividends paid	69	160
Other	29	24
Total other uses of cash and cash equivalents	1,652	1,947
Total uses of cash and cash equivalents	$3,377	$3,770
Drilling and Completion Costs
Our drilling and completion costs decreased in the Current Period compared to the Prior Period primarily as a result of lower rig and completion activity. During the Current Period, our average operated rig count was 17 rigs compared to an average operated rig count of 18 rigs in the Prior Period and we completed 242 operated wells in the Current Period compared to 326 in the Prior Period.
Extinguishment of Other Financing
In the Current Period, we repurchased previously conveyed overriding royalty interests (ORRIs) from the CHK Utica, L.L.C. investors and extinguished our obligation to convey future ORRIs to the investors for combined consideration of $199 million. The cash paid was bifurcated between extinguishment of the obligation and acquisition of the ORRI. See Note 5 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion of the transaction.
Repurchase and Repayment of Debt
In the Current Quarter, we used $1.285 billion of cash from the issuance of senior notes together with cash on hand and borrowings under our revolving credit facility to repay in full $1.233 billion principal amount of borrowings under our secured term loan due 2021 plus a call premium of $52 million. In the Prior Period, we used $1.751 billion of cash from debt issuances to repurchase $1.609 billion principal amount of debt.
Dividends
We paid dividends of $69 million on our preferred stock during the Current Period and we paid dividends of $160 million on our preferred stock in the Prior Period, including $92 million of dividends in arrears that had been suspended throughout 2016. We eliminated common stock dividends in the 2015 third quarter and do not anticipate paying any common stock dividends in the foreseeable future.

Results of Operations
Oil, Natural Gas and NGL Production and Average Sales Prices

	Three Months Ended September 30, 2018
	Oil		Natural Gas		NGL		Total
	mbbl per day	$/bbl	mmcf per day	$/mcf	mbbl per day	$/bbl	mboe per day	%	$/boe
Marcellus	—	—	812	2.46	—	—	135	25	14.74
Haynesville	—	—	769	2.74	—	—	128	24	16.44
Eagle Ford	58	74.40	122	3.26	22	28.95	100	19	53.43
Utica	10	67.09	488	2.92	28	29.39	119	22	24.33
Mid-Continent	9	69.41	66	2.50	4	29.40	25	5	37.68
Powder River Basin	12	69.23	73	2.50	5	27.89	29	5	39.79
Retained assets(a)	89	72.39	2,330	2.69	59	29.10	536	100	26.92
Divested assets	—	—	2	2.02	—	—	1	—	19.17
Total	89	72.39	2,332	2.69	59	29.09	537	100%	26.92

	Three Months Ended September 30, 2017
	Oil		Natural Gas		NGL		Total
	mbbl per day	$/bbl	mmcf per day	$/mcf	mbbl per day	$/bbl	mboe per day	%	$/boe
Marcellus	—	—	748	1.96	—	—	125	23	11.76
Haynesville	—	—	804	2.77	—	—	134	25	16.63
Eagle Ford	52	49.08	136	3.25	18	23.07	92	17	36.91
Utica	12	44.18	475	2.76	28	20.30	120	22	20.21
Mid-Continent	10	46.98	69	2.54	6	22.18	27	5	28.03
Powder River Basin	5	47.12	35	2.91	3	26.77	14	2	31.01
Retained assets(a)	79	47.96	2,267	2.52	55	21.70	512	94	20.94
Divested assets	7	47.71	115	2.47	4	23.63	30	6	23.25
Total	86	47.94	2,382	2.52	59	21.83	542	100%	21.06

	Nine Months Ended September 30, 2018
	Oil		Natural Gas		NGL		Total
	mbbl per day	$/bbl	mmcf per day	$/mcf	mbbl per day	$/bbl	mboe per day	%	$/boe
Marcellus	—	—	829	2.85	—	—	138	26	17.13
Haynesville	—	—	811	2.72	—	—	135	25	16.34
Eagle Ford	60	70.33	135	3.26	19	26.90	102	19	50.79
Utica	10	63.39	446	2.88	26	26.65	111	20	23.78
Mid-Continent	9	66.08	67	2.51	5	26.63	25	5	36.02
Powder River Basin	10	67.01	59	2.48	4	27.86	23	4	38.31
Retained assets(a)	89	68.73	2,347	2.82	54	26.82	534	99	26.53
Divested assets	2	63.37	22	2.77	1	29.62	6	1	31.47
Total	91	68.63	2,369	2.82	55	26.87	540	100%	26.59

	Nine Months Ended September 30, 2017
	Oil		Natural Gas		NGL		Total
	mbbl per day	$/bbl	mmcf per day	$/mcf	mbbl per day	$/bbl	mboe per day	%	$/boe
Marcellus	—	—	796	2.52	—	—	132	25	15.14
Haynesville	—	—	736	2.90	—	—	123	23	17.39
Eagle Ford	55	49.42	140	3.36	18	21.27	96	18	37.22
Utica	9	44.01	410	3.12	26	20.87	104	19	21.54
Mid-Continent	8	47.43	69	2.85	5	21.02	25	5	27.65
Powder River Basin	6	48.12	34	3.06	3	24.52	14	3	31.58
Retained assets(a)	78	48.48	2,185	2.83	52	21.20	494	93	22.43
Divested assets	8	49.00	154	2.75	5	22.31	38	7	23.77
Total	86	48.53	2,339	2.83	57	21.28	532	100%	22.53
___________________________________________
(a) Includes assets retained as of September 30, 2018.
Oil, Natural Gas and NGL Sales

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
	($ in millions)
Oil	$594	$379	57%	$1,698	$1,140	49%
Natural gas	578	553	5%	1,822	1,807	1%
NGL	159	117	36%	404	328	23%
Oil, natural gas and NGL sales	$1,331	$1,049	27%	$3,924	$3,275	20%
The increase in the price received per boe in the Current Quarter resulted in a $291 million increase in revenues, and decreased sales volumes resulted in a $9 million decrease in revenues, for a total net increase in revenues of $282 million. The increase in the price received per boe in the Current Period resulted in a $599 million increase in revenues, and increased sales volumes resulted in a $50 million increase in revenues, for a total net increase in revenues of $649 million.
A change in oil, natural gas and NGL prices has a significant impact on our revenues and cash flows. Assuming our Current Quarter production levels and without considering the effect of derivatives, an increase or decrease of $1.00 per barrel of oil sold would have resulted in an increase or decrease in Current Quarter revenues and cash flows from operations of approximately $8 million, an increase or decrease of $0.10 per mcf of natural gas sold would have resulted in an increase or decrease in Current Quarter revenues and cash flows from operations of approximately $21 million and an increase or decrease of $1.00 per barrel of NGL sold would have resulted in an increase or decrease in Current Quarter revenues and cash flows from operations of approximately $5 million. Assuming our Current Period production levels and without considering the effect of derivatives, an increase or decrease of $1.00 per barrel of oil sold would have resulted in an increase or decrease in Current Period revenues and cash flows from operations of approximately $24 million, an increase or decrease of $0.10 per mcf of natural gas sold would have resulted in an increase or decrease in Current Period revenues and cash flows from operations of approximately $65 million and $64 million, respectively, and an increase or decrease of $1.00 per barrel of NGL sold would have resulted in an increase or decrease in Current Period revenues and cash flows from operations of approximately $15 million.

Oil, Natural Gas and NGL Derivatives

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	($ in millions)
Oil derivatives – realized gains (losses)	$(112)	$35	$(273)	$79
Oil derivatives – unrealized gains (losses)	12	(96)	(115)	45
Total gains (losses) on oil derivatives	(100)	(61)	(388)	124

Natural gas derivatives – realized gains (losses)	(1)	(1)	83	(53)
Natural gas derivatives – unrealized gains (losses)	(17)	(3)	(168)	384
Total gains (losses) on natural gas derivatives	(18)	(4)	(85)	331

NGL derivatives – realized gains (losses)	(10)	(3)	(14)	(1)
NGL derivatives – unrealized gains (losses)	(4)	(2)	(13)	(2)
Total gains (losses) on NGL derivatives	(14)	(5)	(27)	(3)
Total gains (losses) on oil, natural gas and NGL derivatives	$(132)	$(70)	$(500)	$452
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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
	($ in millions)
Marketing revenues	$1,219	$964	26%	$3,738	$3,250	15%
Marketing expenses	1,238	978	27%	3,798	3,333	14%
Marketing gross margin	$(19)	$(14)	(36)%	$(60)	$(83)	28%
Marketing revenues and expenses increased in the Current Quarter and the Current Period primarily as a result of increased oil, natural gas and NGL prices received in our marketing operations.

Oil, Natural Gas and NGL Production Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
	($ in millions)
Marcellus	$8	$7	14%	$23	$17	35%
Haynesville	15	16	(6)%	45	38	18%
Eagle Ford	41	51	(20)%	141	142	(1)%
Utica	11	11	—%	33	30	10%
Mid-Continent	29	29	—%	78	82	(5)%
Powder River Basin	12	7	71%	35	21	67%
Retained Assets(a)	116	121	(4)%	355	330	8%
Divested Assets	—	18	(100)%	14	60	(77)%
Total	116	139	(17)%	369	390	(5)%

Ad valorem tax	16	12	33%	48	36	33%

Total oil, natural gas and NGL production expenses	$132	$151	(13)%	$417	$426	(2)%

	($ per boe)
Marcellus	$0.62	$0.58	7%	$0.61	$0.46	33%
Haynesville	$1.28	$1.27	1%	$1.21	$1.12	8%
Eagle Ford	$4.52	$6.10	(26)%	$5.08	$5.41	(6)%
Utica	$0.98	$0.98	—%	$1.10	$1.06	4%
Mid-Continent	$12.95	$11.44	13%	$11.37	$11.98	(5)%
Powder River Basin	$4.39	$5.89	(25)%	$5.47	$5.56	(2)%
Retained Assets(a)	$2.36	$2.57	(8)%	$2.43	$2.44	—%
Divested Assets	$—	$6.47	(100)%	$8.19	$5.83	40%
Total	$2.36	$2.79	(15)%	$2.50	$2.68	(7)%

Ad valorem tax	$0.32	$0.24	33%	$0.33	$0.25	32%

Total oil, natural gas and NGL production expenses per boe	$2.68	$3.03	(12)%	$2.83	$2.93	(3)%
___________________________________________
(a) Includes assets retained as of September 30, 2018.
The absolute and per unit decrease in the Current Quarter was the result of decreased workover activity in Eagle Ford and the sale of certain oil and natural gas properties in 2017 and 2018. The absolute and per unit decrease in the Current Period was the result of the sale of certain oil and natural gas properties in 2017 and 2018.
Production expenses in the Current Quarter, the Prior Quarter, the Current Period and the Prior Period included approximately $4 million, $5 million, $12 million and $15 million associated with VPP production volumes, respectively. We anticipate a continued decrease in production expenses associated with VPP production volumes as the contractually scheduled volumes under our remaining VPP agreement decrease and operating efficiencies generally improve.

Oil, Natural Gas, and NGL Gathering, Processing and Transportation Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	($ in millions, except per unit)
Oil, natural gas and NGL gathering, processing and transportation expenses	$364	$369	$1,060	$1,081
Oil ($ per bbl)	$3.83	$4.33	$3.75	$3.96
Natural gas ($ per mcf)	$1.33	$1.34	$1.30	$1.36
NGL ($ per bbl)	$8.59	$7.40	$8.62	$7.90
Total ($ per boe)	$7.36	$7.40	$7.18	$7.43
The absolute and per unit decrease in oil, natural gas and NGL gathering, processing and transportation expenses was primarily due to lower gathering fees associated with restructured midstream contracts, lower volume commitments on downstream pipelines and certain 2017 and 2018 divestitures.
Production Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
	($ in millions, except per unit)
Production taxes	$34	$21	62%	$91	$64	42%
Production taxes per boe	$0.69	$0.43	60%	$0.62	$0.44	41%
The absolute and per unit increase in production taxes was primarily due to higher prices received for our oil, natural gas and NGL production.
General and Administrative Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
	($ in millions, except per unit)
Gross overhead	$175	$187	(6)%	$564	$595	(5)%
Allocated to production expenses	(36)	(45)	(20)%	(112)	(135)	(17)%
Allocated to marketing expenses	(5)	(7)	(29)%	(16)	(23)	(30)%
Capitalized	(31)	(35)	(11)%	(93)	(103)	(10)%
Reimbursed from third parties	(37)	(46)	(20)%	(114)	(145)	(21)%
General and administrative expenses, net	$66	$54	22%	$229	$189	21%

General and administrative expenses, net per boe	$1.34	$1.08	24%	$1.55	$1.30	19%
Gross overhead decreased primarily due to our reduction in workforce. The absolute and per unit net expense increase was primarily due to less overhead allocated to production expenses, marketing expenses and capitalized general and administrative costs, as well as less overhead billed to third party working interest owners, due to certain divestitures in 2017 and 2018.

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
Oil, Natural Gas and NGL Depreciation, Depletion and Amortization

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
	($ in millions, except per unit)
Oil, natural gas and NGL depreciation, depletion and amortization	$274	$228	20%	$813	$627	30%
Oil, natural gas and NGL depreciation, depletion and amortization per boe	$5.54	$4.57	21%	$5.51	$4.31	28%
The absolute and per unit increase in the Current Quarter and the Current Period is primarily the result of a higher depletion rate per boe coupled with an increase in production. The depletion rate per boe is a function of capitalized costs, future development costs, and the related underlying reserves in the periods presented. The increase in depletion rate per boe primarily reflects a downward revision in proved reserve estimates in the fourth quarter of 2017 due to an updated development plan in the Eagle Ford aligning up-spacing, our activity schedule and well performance. The downward revision in proved reserves was partially offset by the effect of upward price revisions as a result of improved trailing 12-month oil, natural gas and NGL prices, net of differentials.
Depreciation and Amortization of Other Assets

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
	($ in millions, except per unit)
Depreciation and amortization of other assets	$17	$20	(15)%	$54	$62	(13)%
Depreciation and amortization of other assets per boe	$0.35	$0.41	(15)%	$0.37	$0.43	(14)%
The absolute and per unit decrease in the Current Quarter and the Current Period was primarily the result of the sale of certain other assets.
Impairments
We determined that certain of our other fixed assets will either be sold or disposed before the end of their useful lives indicating the carrying value may not be recoverable. As a result, we recognized impairment losses of $5 million, $3 million, $51 million and $3 million in the Current Quarter, Prior Quarter, Current Period and the Prior Period, respectively, for the difference between the carrying amount and fair value of the assets.
Other Operating (Income) Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
	($ in millions)
Other operating (income) expense	$—	$6	(100)%	$(1)	$423	(100)%
In the Prior Period, we terminated future natural gas gathering transportation commitments related to divested assets for cash payments of $126 million. In the Prior Period, we also paid $290 million to assign an oil transportation agreement to a third party.

Interest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	($ in millions)
Interest expense on senior notes	$146	$135	$434	$407
Interest expense on term loan	29	34	87	98
Amortization of loan discount, issuance costs and other	7	13	17	28
Amortization of premium	(24)	(29)	(72)	(112)
Interest expense on revolving credit facility	11	11	29	28
Realized gains on interest rate derivatives	(1)	(1)	(2)	(3)
Unrealized losses on interest rate derivatives	1	—	2	3
Capitalized interest	(42)	(49)	(128)	(147)
Total interest expense	$127	$114	$367	$302

Interest expense per boe(a)	$2.56	$2.26	$2.48	$2.05

Average senior notes borrowings	$8,021	$7,632	$7,985	$7,640
Average credit facilities borrowings	$642	$631	$540	$330
Average term loan borrowings	$1,179	$1,500	$1,215	$1,500
___________________________________________

(a)
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
Losses on Purchases or Exchanges of Debt
In the Current Quarter, we used the proceeds from the issuance of senior notes together with cash on hand and borrowings under our revolving credit facility, to repay in full $1.233 billion of borrowings under our secured term loan due 2021 for $1.285 billion including a call premium of $52 million. We recorded a loss of approximately $65 million associated with the repayment of the term loan, including the call premium and write-off of $13 million of associated deferred charges. Also in the Current Quarter, we recorded a loss of $3 million associated with certain deferred charges related to the revolving credit facility prior to its amendment. See Note 3 of the notes to our condensed consolidated financial statements included in Item 1 of this report for a discussion of our debt refinancing.
In the Prior Quarter, we repurchased $5 million principal amount of our outstanding senior notes and contingent convertible senior notes for $6 million. We recorded an aggregate loss of approximately $1 million associated with the transaction.

In the Prior Period, we retired $1.609 billion principal amount of our outstanding senior notes, senior secured second lien notes and contingent convertible notes through purchases in the open market, tender offers or repayment upon maturity for $1.751 billion, which included the maturity of our 6.25% Euro-denominated Senior Notes due 2017 and the corresponding cross currency swap. We recorded an aggregate net gain of approximately $183 million associated with the repurchases and tender offers.
Other Income (Expense)
In the Current Period, we extinguished our obligation to convey future ORRIs to the CHK Utica L.L.C. investors and recognized a $61 million gain included in other income on our condensed consolidated statement of operations. See Note 5 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for a discussion of the transaction.
Income Tax Expense (Benefit)
We recorded a $1 million income tax expense in the Current Quarter and an $8 million income tax benefit in the Current Period and recorded a nominal amount of income tax benefit in the Prior Quarter and $2 million of income tax expense in the Prior Period. Our effective income tax rate was 1.2% for the Current Quarter and (2.3%) for the Current Period compared to 0.0% and 0.3% for the Prior Quarter and for the Prior Period, respectively. Our effective tax rate can fluctuate as a result of the impact of discrete items, state income taxes and permanent differences. For the Current Quarter, our estimated annual effective tax rate remains nominal as a result of having a full valuation allowance against our net deferred tax asset. See Note 6 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for a discussion of income tax expense.
Forward-Looking Statements
This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements include our current expectations or forecasts of future events, including matters relating to the acquisition of WildHorse, our ability to meet debt service requirements and the other items discussed in the Introduction to Item 2 of this report. In this context, forward-looking statements often address our expected future business, financial performance and financial condition, and often contain words such as "expect," “could,” “may,” "anticipate," "intend," "plan," “ability,” "believe," "seek," "see," "will," "would," “estimate,” “forecast,” "target," “guidance,” “outlook,” “opportunity” or “strategy.”
Although we believe the expectations and forecasts reflected in our forward-looking statements are reasonable, they are inherently subject to numerous risks and uncertainties, most of which are difficult to predict and many of which are beyond our control. No assurance can be given that such forward-looking statements will be correct or achieved or that the assumptions are accurate or will not change over time. Particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include:

•	the volatility of oil, natural gas and NGL prices;

•	uncertainties inherent in estimating quantities of oil, natural gas and NGL reserves and projecting future rates of production and the amount and timing of development expenditures;

•	our ability to replace reserves and sustain production;

•	drilling and operating risks and resulting liabilities;

•	our ability to generate profits or achieve targeted results in drilling and well operations;

•	the limitations our level of indebtedness may have on our financial flexibility;

•	our inability to access the capital markets on favorable terms;

•	the availability of cash flows from operations and other funds to finance reserve replacement costs or satisfy our debt obligations;

•	adverse developments or losses from pending or future litigation and regulatory proceedings, including royalty claims;

•	effects of environmental protection laws and regulation on our business;

•	terrorist activities and/or cyber-attacks adversely impacting our operations;

•	effects and risks of acquisitions and dispositions, including the WildHorse Merger;

•	effects of purchase price adjustments and indemnity obligations;

•	the need to obtain certain consents and approvals and satisfy certain conditions to closing of the Utica transaction, which may not be completed in the anticipated time frame or at all;

•	failure to consummate the WildHorse acquisition; and

•	other factors that are described under Risk Factors in Part II, Item 1A of this report and Item 1A of our 2017 Form 10-K.
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
Our general strategy for protecting short-term cash flow and attempting to mitigate exposure to adverse oil, natural gas and NGL price changes is to hedge into strengthening oil, natural gas and NGL futures markets when prices reach levels that management believes are unsustainable for the long term, have material downside risk in the short term or provide reasonable rates of return on our invested capital. Information we consider in forming an opinion about future prices includes general economic conditions, industrial output levels and expectations, producer breakeven cost structures, liquefied natural gas trends, oil and natural gas storage inventory levels, industry decline rates for base production and weather trends. Executive management is involved in our risk management activities and the Board of Directors reviews our derivative program at quarterly board meetings. We believe we have sufficient internal controls to prevent unauthorized trading.
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
As of September 30, 2018, our oil, natural gas and NGL derivative instruments consisted of the following types of instruments:

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

As of September 30, 2018, we had the following open oil, natural gas and NGL derivative instruments:

		Weighted Average Price				Fair Value
	Volume	Fixed	Call	Put	Differential	Asset (Liability)
	(mmbbl)	($ per bbl)				($ in millions)
Oil:
Swaps:
Short-term	18	$57.43	$—	$—	$—	$(265)
Long-term	3	$59.96	$—	$—	$—	(29)
Three-Way Collars:
Short-term	—	$—	$55.00	39.15/47.00	$—	(8)
Basis Protection Swaps:
Short-term	7	$—	$—	$—	$4.75	—
Long-term	1	$—	$—	$—	$6.20	2
Total Oil						(300)
	(bcf)	($ per mcf)
Natural Gas:
Swaps(a):
Short-term(b)	372	$2.79	$—	$—	$—	(19)
Long-term	28	$2.77	$—	$—	$—	—
Three-Way Collars:
Short-term	66	$—	$3.10	2.50/2.80	—	3
Long-term	22	$—	$3.10	2.50/2.80	—	—
Collars:
Short-term	57	$—	$3.09	$2.80	$—	—
Long-term	9	$—	$2.91	$2.75	$—	—
Call Options (sold):
Short-term	33	$—	$9.12	$—	$—	—
Long-term	27	$—	$12.00	$—	$—	—
Basis Protection Swaps:
Short-term	38	$—	$—	$—	$(0.02)	(7)
Long-term	6	$—	$—	$—	$(0.39)	—
Total Natural Gas						(23)

		Weighted Average Price				Fair Value
	Volume	Fixed	Call	Put	Differential	Asset (Liability)

	(mmgal)	($ per gal)
NGL:
Propane Swaps:
Short-term	16	$0.79	$—	$—	$—	(4)
Butane Swaps:
Short-term	1	$0.88	$—	$—	$—	(1)
Short-term % of WTI	1	70.50%	$—	$—	$—	—
Isobutane Swaps:
Short-term	4	$0.92	$—	$—	$—	(1)
Ethane Swaps:
Short-term	23	$0.29	$—	$—	$—	(6)
Natural Gasoline Swaps:
Short-term	12	$1.42	$—	$—	$—	(3)
Total NGL						(15)
Total Estimated Fair Value						$(338)
___________________________________________

(a)	This amount includes a sold option to enhance the swap price at an average price of $3.40/mcf covering 11 bcf, included in the sold call options.

(b)
Includes 170 bcf related to trades executed in accordance with the purchase and sale agreement with Encino.  These trades are reflected at fair market value as of September 30, 2018, with an offsetting receivable balance. The trades were novated to Encino upon closing of the purchase and sale agreement on October 29, 2018.

In addition to the open derivative positions disclosed above, as of September 30, 2018, we had $63 million of net derivative losses related to settled contracts for future periods that will be recorded within oil, natural gas and NGL revenues as realized gains (losses) on derivatives once they are transferred from either accumulated other comprehensive income or unrealized gains (losses) on derivatives in the month specified in the original contract as noted below:

September 30, 2018
($ in millions)
Short-term	$(24)
Long-term	(39)
Total	$(63)
The table below reconciles the changes in fair value of our oil and natural gas derivatives during the Current Period. Of the $338 million fair value liability as of September 30, 2018, a $310 million liability relates to contracts maturing in the next 12 months and a $28 million liability relates to contracts maturing after 12 months. All open derivative instruments as of September 30, 2018 are expected to mature by December 31, 2020.

September 30, 2018
($ in millions)
Fair value of contracts outstanding, as of January 1, 2018	$(35)
Change in fair value of contracts	(117)
Contracts realized or otherwise settled	(186)
Fair value of contracts outstanding, as of September 30, 2018	$(338)

Interest Rate Risk
The table below presents principal cash flows and related weighted average interest rates by expected maturity dates, using the earliest demand repurchase date for contingent convertible senior notes.

	Years of Maturity
	2018	2019	2020	2021	2022	Thereafter	Total
	($ in millions)
Liabilities:
Debt – fixed rate	$53	$—	$664	$815	$1,867	$5,438	$8,837
Average interest rate	6.42%	—%	6.71%	5.88%	7.25%	7.09%	6.98%
Debt – variable rate	$—	$380	$—	$—	$—	$645	$1,025
Average interest rate	—%	5.59%	—%	—%	—%	4.21%	4.72%
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
As of September 30, 2018, we had $5 million of net gains related to settled interest rate derivative contracts that will be recorded within interest expense as realized gains or losses once they are transferred from our senior note liability or within interest expense as unrealized gains or losses over the remaining six-year term of our related senior notes.
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
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2018 that our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings
There have been no material developments in previously reported legal or environmental proceedings. For a description of certain legal and regulatory proceedings affecting us, see “Contingencies and Commitments,” Note 4 to the Consolidated Financial Statements included in Item 1 of Part 1 of this report and Item 3 in our 2017 Form 10-K and in Note 4 to the Consolidated Financial Statements in our Form 10-Q for the quarterly periods ended March 31, 2018 and June 30, 2018.

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
Our acquisition of WildHorse is subject to conditions, including certain conditions that may not be satisfied, or completed on a timely basis, if at all. Failure to complete the acquisition of WildHorse could have a material and adverse effect on us.
Completion of our acquisition of WildHorse is subject to a number of conditions set forth in our merger agreement with WildHorse, including the approval by our shareholders of the issuance of shares of our common stock as acquisition consideration and approval by WildHorse stockholders of the adoption of the merger agreement, which make the completion and timing of the completion of the transactions uncertain. Also, either we or WildHorse may terminate the merger agreement if the WildHorse Merger has not been consummated by May 31, 2019 (or, at either party’s discretion, if any governmental entity having jurisdiction over either us or WildHorse has issued any order, decree, ruling or injunction or taken any other action permanently restraining, enjoining or otherwise prohibiting the consummation of the WildHorse Merger).
If the transactions contemplated by the merger agreement are not completed, our ongoing business may be adversely affected and, without realizing any of the benefits of having completed the transactions, we will be subject to a number of risks, including the following:

•	we will be required to pay our costs relating to the transactions, such as legal, accounting, financial advisory and printing fees, whether or not the transactions are completed;

•
time and resources committed by our management to matters relating to the transactions could otherwise have been devoted to pursuing other beneficial opportunities, and our ongoing business and financial results may be adversely affected;

•	the market price of our common stock could decline to the extent that the current market price reflects a market assumption that the transactions will be completed;

•	being required to pay a termination fee or expense reimbursement fee of $120 million or $35 million, respectively, under certain circumstances provided in the merger agreement;

•
the manner in which customers, vendors, business partners and other third parties perceive us may be negatively impacted, which in turn could affect our marketing operations or our ability to compete for new business or obtain renewals in the marketplace more broadly;

•	we may experience negative reactions from employees; and

•
if the merger agreement is terminated and our board of directors seeks another acquisition, our shareholders cannot be certain that we will be able to find a party willing to enter into a transaction as attractive to us as the acquisition of WildHorse.

The WildHorse Merger may not be accretive, and may be dilutive, to our earnings per share, which may negatively affect the market price of shares on our common stock.
 Because shares of our common stock will be issued in the WildHorse Merger, it is possible that the WildHorse Merger may be dilutive to our earnings per share, which could negatively affect the market price of shares of our common stock.
In connection with the completion of the WildHorse Merger, the two largest shareholders of WildHorse, who together own approximately 70% of WildHorse common stock, have agreed to accept consideration of $3.00 per share of cash and 5.336 shares of Chesapeake common stock in exchange for each share of WildHorse common stock. The other WildHorse shareholders will have a choice of receiving a combination of $3.00 per share in cash and 5.336 shares of Chesapeake common stock, or 5.989 shares of Chesapeake common stock, for each share of WildHorse common stock. As a result, based on the number of issued and outstanding shares of WildHorse common stock as of October 29, 2018, we will issue up to 745 million shares of our common stock. The issuance of these new shares of our common stock could have the effect of depressing the market price of shares of our common stock, through dilution of earnings per share or otherwise. Any dilution of, or delay of any accretion to, our earnings per share could cause the price of shares of our common stock to decline or increase at a reduced rate.
Our stockholders will be diluted by the WildHorse Merger.
The WildHorse Merger will dilute the ownership position of our current stockholders. As a result of issuances in connection with the WildHorse Merger, current stockholders of ours and WildHorse stockholders are expected to hold approximately 55% and 45%, respectively, of the combined company’s outstanding common stock immediately following completion of the WildHorse Merger, depending on the consideration elected.
The market price of shares of our common stock may decline in the future as a result of the sale of shares of our common stock held by former WildHorse stockholders or current stockholders.
Following their receipt of shares of our common stock as acquisition consideration in the WildHorse Merger, former WildHorse stockholders may, following 60 and 180 day lock-up periods for certain primary former stockholders, seek to sell the shares of our common stock delivered to them following the consummation of the WildHorse Merger. Other shareholders may also seek to sell shares of our common stock held by them following, or in anticipation of, completion of the WildHorse Merger. In addition, we have granted certain stockholders of WildHorse registration rights with respect to the shares of our common stock they receive in the WildHorse Merger. These sales (or the perception that these sales may occur), coupled with the increase in the outstanding number of shares of our common stock, may affect the market for, and the market price of, our common stock in an adverse manner.
We and WildHorse will be subject to business uncertainties while the WildHorse Merger is pending, which could adversely affect our respective businesses.
 Uncertainty about the effect of the WildHorse Merger on employees and customers may have an adverse effect on us and WildHorse. These uncertainties may impair our and WildHorse’s ability to attract, retain and motivate key personnel until the WildHorse Merger is completed and for a period of time thereafter and could cause customers and others that deal with us and WildHorse to seek to change their existing business relationships with us and WildHorse, respectively. Employee retention at WildHorse may be particularly challenging during the pendency of the WildHorse Merger, as employees may experience uncertainty about their roles with us following the WildHorse Merger. In addition, the merger agreement restricts us and WildHorse from entering into certain corporate transactions and taking other specified actions without the consent of the other party, and generally requires each party to continue its operations in the ordinary course of business, until completion of the WildHorse Merger. These restrictions may prevent us and WildHorse from pursuing attractive business opportunities that may arise prior to the completion of the WildHorse Merger.
We have substantial indebtedness, and following the WildHorse Merger, will continue to have substantial indebtedness.
At September 30, 2018, we had approximately $9.812 billion of indebtedness and at June 30, 2018, WildHorse had approximately $930 million of outstanding indebtedness. We continue to review the treatment of our and WildHorse’s existing indebtedness, and we may seek to repay, refinance, repurchase, redeem, exchange or otherwise terminatea portion of our or WildHorse’s existing indebtedness prior to, in connection with or following the completion of the WildHorse Merger. If we do seek to refinance our or WildHorse’s existing indebtedness, there can be no guarantee that we would be able to execute the refinancing on favorable terms or at all.
Any increase in our level of indebtedness could have adverse effects on our financial condition and results of operations, including:

•	imposing additional cash requirements on us in order to support interest payments, which reduces the amount we have available to fund our operations and other business activities;

•	increasing the risk that we may default on our debt obligations;

•	increasing our vulnerability to adverse changes in general economic and industry conditions, economic downturns and adverse developments in our business;

•	limiting our ability to sell assets, engage in strategic transactions or obtain additional financing for working capital, capital expenditures, general corporate and other purposes;

•	limiting our flexibility in planning for or reacting to changes in our business and the industry in which we operate; and

•	increasing our exposure to a rise in interest rates, which will generate greater interest expense to the extent we do not have applicable interest rate fluctuation hedges.
Even if we and WildHorse complete the WildHorse Merger, we may fail to realize all of the anticipated benefits of the WildHorse Merger.
The success of the WildHorse Merger will depend, in part, on our ability to realize the anticipated benefits and cost savings from combining our and WildHorse’s businesses, including operational and other synergies that we believe the combined company will achieve. The anticipated benefits and cost savings of the WildHorse Merger may not be realized fully or at all, may take longer to realize than expected or could have other adverse effects that we do not currently foresee. Some of the assumptions that we have made, such as the achievement of operating synergies, may not be realized. The integration process may, for us and WildHorse, result in the loss of key employees, the disruption of ongoing businesses or inconsistencies in standards, controls, procedures and policies. There could be potential unknown liabilities and unforeseen expenses associated with the WildHorse Merger that were not discovered in the course of performing due diligence. The integration will require significant time and focus from management following the acquisition.
We and WildHorse will incur substantial transaction fees and costs in connection with the WildHorse Merger.
 We and WildHorse expect to incur a number of non-recurring transaction-related costs associated with completing the WildHorse Merger, combining the operations of the two organizations and achieving desired synergies. These fees and costs will be substantial. Non-recurring transaction costs include, but are not limited to, fees paid to legal, financial and accounting advisors, filing fees and printing costs. Additional unanticipated costs may be incurred in the integration of WildHorse’s business with our business. There can be no assurance that the elimination of certain duplicative costs, as well as the realization of other efficiencies related to the integration of the two businesses, will offset the incremental transaction-related costs over time. Thus, any net benefit of the WildHorse Merger may not be achieved in the near term, the long term or at all.
The exchange ratio is fixed and will not be adjusted in the event of any change in either our or WildHorse’s stock price.
At the effective time, each share of WildHorse common stock outstanding immediately prior to the effective time will be converted into the right to receive 5.989 shares of our common stock or 5.336 shares of our common stock and $3.00, at the election of the holder. This exchange ratio will not be adjusted for changes in the market price of either our common stock or WildHorse common stock between the date of signing the merger agreement and completion of the WildHorse Merger. Changes in the price of our common stock prior to the WildHorse Merger will affect the value of our common stock that WildHorse common stockholders will receive on the date of the WildHorse Merger.
The prices of our common stock and WildHorse common stock at the closing of the WildHorse Merger may vary from their prices on the date the merger agreement was executed and on the date of each special meeting. As a result, the value represented by the exchange ratio will also vary, and you will not know or be able to calculate the market value of the merger consideration you will receive upon completion of the WildHorse Merger.
We and WildHorse may be targets of securities class action and derivative lawsuits which could result in substantial costs and may delay or prevent the WildHorse Merger from being completed.
 Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into merger agreements. Even if the lawsuits are without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on our and WildHorse’s respective liquidity and financial condition. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting completion of the WildHorse Merger, then that injunction may delay or prevent the WildHorse Merger from being completed, which may adversely affect our and WildHorse’s respective business, financial position and results of operations.

The issuance of our common stock to shareholders of WildHorse as well as other stock transactions can lead to an ownership change under Section 382 of the Internal Revenue Code.
    Our ability to utilize U.S. net operating loss carryforwards to reduce future taxable income is subject to various limitations under the Internal Revenue Code of 1986, as amended (the “Code”). The utilization of such carryforwards may be limited under Section 382 of the Code upon the occurrence of ownership changes resulting from issuances of our stock or the sale or exchange of our stock by certain shareholders if, as a result, there is a cumulative change of more than 50% in the beneficial ownership of our stock during any three-year period. For this purpose, “stock” includes certain preferred stock. In the event of such an ownership change, Section 382 of the Code imposes an annual limitation on the amount of our loss carryforwards that can be used to offset taxable income. The limitation is generally equal to the product of (a) the fair market value of our equity multiplied by (b) the long-term tax-exempt rate in effect for the month in which an ownership change occurs. In addition, if we are in a net unrealized built-in gain position at the time of an ownership change, then the limitation is increased if there are recognized built-in gains during any post-change year, but only to the extent of any net unrealized built-in gains inherent in the assets sold. If we are in a net unrealized built-in loss position at the time of an ownership change, then the limitation may apply to tax attributes other than just loss carryforwards, such as depreciable basis. Some states impose similar limitations on tax attribute utilization upon experiencing an ownership change. We do not believe we have a Section 382 limitation on the ability to utilize our U.S. loss carryforwards as of September 30, 2018.  Further, we do not expect an ownership change to occur as a result of the WildHorse Merger based on information known today.  However, issuances, sales and/or exchanges of our stock (including, potentially, relatively small transactions and transactions beyond our control) occurring after September 30, 2018, taken together with prior transactions with respect to our stock and the WildHorse Merger, could trigger an ownership change under Section 382 of the Code and therefore a limitation on our ability to utilize our U.S. loss carryforwards. Any such limitation could cause some of such loss carryforwards to expire before we would be able to utilize them to reduce taxable income in future periods, possibly resulting in a substantial income tax expense or write down of our tax assets or both.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information about repurchases of our common stock during the quarter ended September 30, 2018:

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(b)
				($ in millions)
July 1, 2018 through July 31, 2018	9,376	$5.32	—	$1,000
August 1, 2018 through August 31, 2018	—	$—	—	$1,000
September 1, 2018 through September 30, 2018	—	$—	—	$1,000
Total	9,376	$—	—
___________________________________________

(a)	Includes shares of common stock purchased on behalf of our deferred compensation plan.

(b)
In December 2014, our Board of Directors authorized the repurchase of up to $1 billion of our common stock from time to time. The repurchase program does not have an expiration date. As of September 30, 2018, there have been no repurchases under the program.

ITEM 3.	Defaults Upon Senior Securities
None.

ITEM 4.	Mine Safety Disclosures
Not applicable.

ITEM 5.	Other Information

Not applicable.

ITEM 6.	Exhibits
The exhibits listed below in the Index of Exhibits are filed, furnished or incorporated by reference pursuant to the requirements of Item 601 of Regulation S-K.
INDEX OF EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed or Furnished Herewith
2.1	Purchase and Sale Agreement by and among certain subsidiaries of Chesapeake Energy Corporation and EAP Ohio, LLC dated July 26, 2018.					X

3.1.1	Chesapeake’s Restated Certificate of Incorporation.	10-Q	001-13726	3.1.1	8/3/2017

3.1.2	Certificate of Designation of 5% Cumulative Convertible Preferred Stock (Series 2005B), as amended.	10-Q	001-13726	3.1.4	11/10/2008

3.1.3	Certificate of Designation of 4.5% Cumulative Convertible Preferred Stock, as amended.	10-Q	001-13726	3.1.6	8/11/2008

3.1.4	Certificate of Designation of 5.75% Cumulative Non-Voting Convertible Preferred Stock (Series A).	8-K	001-13726	3.2	5/20/2010

3.1.5	Certificate of Designation of 5.75% Cumulative Non-Voting Convertible Preferred Stock, as amended.	10-Q	001-13726	3.1.5	8/9/2010

3.2	Chesapeake’s Amended and Restated Bylaws.	8-K	001-13726	3.2	6/19/2014

4.1	Indenture dated as of April 24, 2014, among Chesapeake Energy Corporation, the subsidiary guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.	8-K	001-13726	4.1	4/29/2014

4.2	Form of Eighth Supplemental Indenture, dated as of September 27, 2018.	8-K	001-13726	4.2	9/27/2018

4.3	Form of Ninth Supplemental Indenture, dated as of September 27, 2018.	8-K	001-13726	4.3	9/27/2018

4.4	Form of 7.00% Senior Note due 2024 (included as Exhibit A to Exhibit 4.2.	8-K	001-13726	4.4	9/27/2018

4.5	Form of 7.50% Senior Note due 2026 (included as Exhibit A to Exhibit 4.3.	8-K	001-13726	4.5	9/27/2018

10.1	Amended and Restated Credit Agreement, dated as of September 12, 2018, by and among: (i) the Company, as borrower; (ii) MUFG Union Bank N.A., as the administrative agent, a swingline lender and a letter of credit issuer; (iii) Wells Fargo Bank, National Association, as co-syndication agent, a swingline lender and a letter of credit issuer; (iv) JPMorgan Chase Bank, N.A., as co-syndication agent, a swingline lender and a letter of credit issuer; and (v) certain other lenders and letter of credit issuers named therein.	8-K	001-13726	10.1	9/12/2018

31.1	Robert D. Lawler, President and Chief Executive Officer, Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Domenic J. Dell’Osso, Jr., Executive Vice President and Chief Financial Officer, Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Robert D. Lawler, President and Chief Executive Officer, Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Domenic J. Dell’Osso, Jr., Executive Vice President and Chief Financial Officer, Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101 INS	XBRL Instance Document.	X

101 SCH	XBRL Taxonomy Extension Schema Document.	X

101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X

101 DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X

101 LAB	XBRL Taxonomy Extension Labels Linkbase Document.	X

101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHESAPEAKE ENERGY CORPORATION

Date: October 30, 2018	By:	/s/ ROBERT D. LAWLER
Robert D. Lawler President and Chief Executive Officer

Date: October 30, 2018	By:	/s/ DOMENIC J. DELL’OSSO, JR.
Domenic J. Dell’Osso, Jr. Executive Vice President and Chief Financial Officer