Form 10-Q
period 2019-03-31
CHESAPEAKE ENERGY CORP
filed 2019-05-09
CIK 895126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2019
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

Securities Registered Pursuant to Section 12(b) of the Act:
Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.01	CHK	New York Stock Exchange
6.625% Senior Notes due 2020	CHK20A	New York Stock Exchange
6.875% Senior Notes due 2020	CHK20	New York Stock Exchange
6.125% Senior Notes due 2021	CHK21	New York Stock Exchange
5.375% Senior Notes due 2021	CHK21A	New York Stock Exchange
4.875% Senior Notes due 2022	CHK22	New York Stock Exchange
5.75% Senior Notes due 2023	CHK23	New York Stock Exchange
4.5% Cumulative Convertible Preferred Stock	CHK Pr D	New York Stock Exchange

As of May 6, 2019, there were 1,633,677,751 shares of our $0.01 par value common stock outstanding.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
INDEX TO FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2019

PART I. FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2019	December 31, 2018
	($ in millions)
CURRENT ASSETS:
Cash and cash equivalents ($1 and $1 attributable to our VIE)	$8	$4
Accounts receivable, net	1,196	1,247
Short-term derivative assets	25	209
Other current assets	136	138
Total Current Assets	1,365	1,598
PROPERTY AND EQUIPMENT:
Oil and natural gas properties, at cost based on successful efforts accounting:
Proved oil and natural gas properties ($755 and $755 attributable to our VIE)	29,259	25,407
Unproved properties	2,262	1,561
Other property and equipment	1,798	1,721
Total Property and Equipment, at Cost	33,319	28,689
Less: accumulated depreciation, depletion and amortization (($708) and ($707) attributable to our VIE)	(18,396)	(17,886)
Property and equipment held for sale, net	16	15
Total Property and Equipment, Net	14,939	10,818
LONG-TERM ASSETS:
Long-term derivative assets	48	76
Other long-term assets	285	243
TOTAL ASSETS	$16,637	$12,735

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS – (Continued)
(Unaudited)

	March 31, 2019	December 31, 2018
	($ in millions)
CURRENT LIABILITIES:
Accounts payable	$751	$763
Current maturities of long-term debt, net	380	381
Accrued interest	147	141
Short-term derivative liabilities	61	3
Other current liabilities ($1 and $2 attributable to our VIE)	1,591	1,599
Total Current Liabilities	2,930	2,887
LONG-TERM LIABILITIES:
Long-term debt, net	9,167	7,341
Long-term derivative liabilities	15	—
Asset retirement obligations, net of current portion	177	155
Other long-term liabilities	210	219
Total Long-Term Liabilities	9,569	7,715
CONTINGENCIES AND COMMITMENTS (Note 7)
EQUITY:
Chesapeake Stockholders’ Equity (Deficit):
Preferred stock, $0.01 par value, 20,000,000 shares authorized: 5,603,458 shares outstanding	1,671	1,671
Common stock, $0.01 par value, 3,000,000,000 and 2,000,000,000 shares authorized: 1,633,624,993 and 913,715,512 shares issued	16	9
Additional paid-in capital	16,392	14,378
Accumulated deficit	(13,933)	(13,912)
Accumulated other comprehensive loss	(13)	(23)
Less: treasury stock, at cost; 5,675,230 and 3,246,553 common shares	(36)	(31)
Total Chesapeake Stockholders’ Equity	4,097	2,092
Noncontrolling interests	41	41
Total Equity	4,138	2,133
TOTAL LIABILITIES AND EQUITY	$16,637	$12,735

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2019	2018*
	($ in millions except per share data)
REVENUES AND OTHER:
Oil, natural gas and NGL	$929	$1,243
Marketing	1,233	1,246
Total Revenues	2,162	2,489
Other	15	16
Gains on sales of assets	19	19
Total Revenues and Other	2,196	2,524
OPERATING EXPENSES:
Oil, natural gas and NGL production	132	147
Oil, natural gas and NGL gathering, processing and transportation	274	356
Production taxes	34	31
Exploration	24	81
Marketing	1,230	1,268
General and administrative	103	87
Restructuring and other termination costs	—	38
Provision for legal contingencies, net	—	5
Depreciation, depletion and amortization	519	459
Impairments	1	10
Other operating expense	61	—
Total Operating Expenses	2,378	2,482
INCOME (LOSS) FROM OPERATIONS	(182)	42
OTHER INCOME (EXPENSE):
Interest expense	(161)	(162)
Gains (losses) on investments	(1)	139
Other income (expense)	9	(1)
Total Other Expense	(153)	(24)
INCOME (LOSS) BEFORE INCOME TAXES	(335)	18
Income tax benefit	(314)	—
NET INCOME (LOSS)	(21)	18
Net income attributable to noncontrolling interests	—	(1)
NET INCOME (LOSS) ATTRIBUTABLE TO CHESAPEAKE	(21)	17
Preferred stock dividends	(23)	(23)
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(44)	$(6)
EARNINGS (LOSS) PER COMMON SHARE:
Basic	$(0.03)	$(0.01)
Diluted	$(0.03)	$(0.01)
WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING (in millions):
Basic	1,380	907
Diluted	1,380	907
* Financial information for 2018 has been recast to reflect the retrospective application of the successful efforts method of accounting. See Note 1.

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2019	2018*
	($ in millions)
NET INCOME (LOSS)	$(21)	$18
OTHER COMPREHENSIVE INCOME, NET OF INCOME TAX:
Unrealized gains on derivative instruments(a)	—	—
Reclassification of losses on settled derivative instruments(a)	10	10
Other Comprehensive Income	10	10
COMPREHENSIVE INCOME (LOSS)	(11)	28
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	(1)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CHESAPEAKE	$(11)	$27
* Financial information for 2018 has been recast to reflect the retrospective application of the successful efforts method of accounting. See Note 1.
___________________________________________

(a)	Deferred tax activity incurred in other comprehensive income was offset by a valuation allowance.

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2019	2018*
	($ in millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)	$(21)	$18
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO CASH PROVIDED BY OPERATING ACTIVITIES:
Depreciation, depletion and amortization	519	459
Deferred income tax benefit	(314)	—
Derivative losses, net	304	117
Cash receipts on derivative settlements, net	14	13
Stock-based compensation	6	9
Gains on sales of assets	(19)	(19)
Impairments	1	10
Exploration	18	68
(Gains) losses on investments	1	(139)
Other	40	(36)
Changes in assets and liabilities	(93)	88
Net Cash Provided By Operating Activities	456	588
CASH FLOWS FROM INVESTING ACTIVITIES:
Drilling and completion costs	(515)	(420)
Business combination, net	(353)	—
Acquisitions of proved and unproved properties	(6)	(17)
Proceeds from divestitures of proved and unproved properties	26	319
Additions to other property and equipment	(9)	(3)
Proceeds from sales of other property and equipment	1	68
Proceeds from sales of investments	—	74
Net Cash Provided By (Used In) Investing Activities	(856)	21
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility borrowings	3,572	2,904
Payments on revolving credit facility borrowings	(3,136)	(3,485)
Cash paid to purchase debt	(1)	—
Cash paid for preferred stock dividends	(23)	(23)
Distributions to noncontrolling interest owners	—	(2)
Other	(8)	(4)
Net Cash Provided By (Used In) Financing Activities	404	(610)
Net increase (decrease) in cash and cash equivalents	4	(1)
Cash and cash equivalents, beginning of period	4	5
Cash and cash equivalents, end of period	$8	$4

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(Unaudited)

Supplemental disclosures to the condensed consolidated statements of cash flows are presented below:
	Three Months Ended March 31,
	2019	2018*
	($ in millions)
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of capitalized interest	$145	$170
Income taxes paid, net of refunds received	$(5)	$—

SUPPLEMENTAL DISCLOSURE OF SIGNIFICANT NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for business combination	$2,037	$—
Change in accrued drilling and completion costs	$39	$103
Change in divested proved and unproved properties	$2	$12

* Financial information for 2018 has been recast to reflect the retrospective application of the successful efforts method of accounting. See Note 1.

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended March 31,
	2019	2018*
	($ in millions)
PREFERRED STOCK:
Balance, beginning and end of period	$1,671	$1,671
COMMON STOCK:
Balance, beginning of period	9	9
Common shares issued for WildHorse Merger	7	—
Balance, end of period	16	9
ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	14,378	14,437
Common shares issued for WildHorse Merger	2,030	—
Stock-based compensation	7	5
Dividends on preferred stock	(23)	(23)
Balance, end of period	16,392	14,419
ACCUMULATED DEFICIT:
Balance, beginning of period	(13,912)	(14,130)
Net income (loss) attributable to Chesapeake	(21)	17
Cumulative effect of accounting change	—	(8)
Balance, end of period	(13,933)	(14,121)
ACCUMULATED OTHER COMPREHENSIVE LOSS:
Balance, beginning of period	(23)	(57)
Hedging activity	10	10
Balance, end of period	(13)	(47)
TREASURY STOCK – COMMON:
Balance, beginning of period	(31)	(31)
Purchase of 2,539,473 and 1,451,478 shares for company benefit plans	(6)	(4)
Release of 110,796 and 275,407 shares from company benefit plans	1	3
Balance, end of period	(36)	(32)
TOTAL CHESAPEAKE STOCKHOLDERS’ EQUITY	4,097	1,899
NONCONTROLLING INTERESTS:
Balance, beginning of period	41	44
Net income attributable to noncontrolling interests	—	1
Distributions to noncontrolling interest owners	—	(2)
Balance, end of period	41	43
TOTAL EQUITY	$4,138	$1,942

* Financial information for prior periods has been recast to reflect the retrospective application of the successful efforts method of accounting. See Note 1.

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
This Form 10-Q relates to the three months ended March 31, 2019 (the “Current Quarter”) and the three months ended March 31, 2018 (the “Prior Quarter”). Our Form 8-K dated May 9, 2019 should be read in conjunction with this Form 10-Q. The accompanying condensed consolidated financial statements reflect all normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of our condensed consolidated financial statements and accompanying notes and include the accounts of our direct and indirect wholly owned subsidiaries and entities in which we have a controlling financial interest. Intercompany accounts and balances have been eliminated.
Recast Financial Information for Change in Accounting Principle
In the Current Quarter, we voluntarily changed our method of accounting for oil and natural gas exploration and development activities from the full cost method to the successful efforts method. Accordingly, financial information for prior periods has been recast to reflect retrospective application of the successful efforts method. Although the full cost method of accounting for oil and natural gas exploration and development activities continues to be an accepted alternative, the successful efforts method of accounting is the generally preferred method of the SEC and, because it is more widely used in the industry, we expect the change to improve the comparability of our financial statements to our peers. We also believe the successful efforts method provides a more representational depiction of assets and operating results and provides for our investments in oil and natural gas properties to be assessed for impairment in accordance with Accounting Standards Codification (ASC) Topic 360, Property Plant and Equipment, rather than valuations based on prices and costs prescribed under the full cost method as of the balance sheet date. For detailed information regarding the effects of the change to the successful efforts method, see Note 2.
Oil and Natural Gas Properties
We follow the successful efforts method of accounting for our oil and natural gas properties. Under this method, exploration costs, such as exploratory geological and geophysical costs, expiration of unproved leasehold, delay rentals and exploration overhead are expensed as incurred. All costs related to production, general corporate overhead and similar activities are also expensed as incurred. All property acquisition costs and development costs are capitalized when incurred.
Exploratory drilling costs are initially capitalized, or suspended, pending the determination of proved reserves. If proved reserves are found, drilling costs remain capitalized and are classified as proved properties. Costs of unsuccessful wells are charged to exploration expense. For exploratory wells that find reserves that cannot be classified as proved when drilling is completed, costs continue to be capitalized as suspended exploratory drilling costs if there have been sufficient reserves found to justify completion as a producing well and sufficient progress is being made in assessing the reserves and the economic and operational viability of the project. If we determine that future appraisal drilling or development activities are unlikely to occur, associated suspended exploratory well costs are expensed. In some instances, this determination may take longer than one year. We review the status of all suspended exploratory drilling costs quarterly. Costs to develop proved reserves, including the costs of all development wells and related equipment used in the production of oil and natural gas, are capitalized.
Costs of drilling and equipping successful wells, costs to construct or acquire facilities, and associated asset retirement costs are depreciated using the unit-of-production (UOP) method based on total estimated proved developed oil and gas reserves. Costs of acquiring proved properties, including leasehold acquisition costs transferred from unproved properties, are depleted using the UOP method based on total estimated proved developed and undeveloped reserves.
Proceeds from the sales of individual oil and natural gas properties and the capitalized costs of individual properties sold or abandoned are credited and charged, respectively, to accumulated depreciation, depletion and amortization, if doing so does not materially impact the depletion rate of an amortization base. Generally, no gain or loss is recognized until an entire amortization base is sold. However, a gain or loss is recognized from the sale of less than an entire

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

amortization base if the disposition is significant enough to materially impact the depletion rate of the remaining properties in the amortization base.
When circumstances indicate that the carrying value of proved oil and gas properties may not be recoverable, we compare unamortized capitalized costs to the expected undiscounted pre-tax future cash flows for the associated assets grouped at the lowest level for which identifiable cash flows are independent of cash flows of other assets. If the expected undiscounted pre-tax future cash flows, based on our estimate of future crude oil and natural gas prices, operating costs, anticipated production from proved reserves and other relevant data, are lower than the unamortized capitalized costs, the capitalized costs are reduced to fair value. Fair value is generally estimated using the income approach described in the ASC 820, Fair Value Measurements. If applicable, we utilize prices and other relevant information generated by market transactions involving assets and liabilities that are identical or comparable to the item being measured as the basis for determining fair value. The expected future cash flows used for impairment reviews and related fair value measurements are typically based on judgmental assessments of future production volumes, commodity prices, operating costs, and capital investment plans, considering all available information at the date of review. These assumptions are applied to develop future cash flow projections that are then discounted to estimated fair value, using a discount rate believed to be consistent with those applied by market participants. We have classified these fair value measurements as Level 3 in the fair value hierarchy.
Capitalized Interest
Interest from external borrowings is capitalized on significant investments in major development projects until the asset is ready for service using the weighted average borrowing rate of outstanding borrowings. Capitalized interest is determined by multiplying our weighted average borrowing cost on debt by the average amount of qualifying costs incurred. Capitalized interest is depreciated over the useful lives of the assets in the same manner as the depreciation of the underlying asset.
Recently Issued Accounting Standards
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASC 842”), which requires lessees to recognize a lease liability and a right-of-use (ROU) asset on the balance sheet for all leases, including operating leases, with terms in excess of 12 months. As the implicit rate of the lease is not always readily determinable, the company uses its incremental borrowing rate to calculate the present value of lease payments based on information available at the commencement date. Operating ROU assets are included in other long-term assets while operating lease liabilities are included in other current and other long-term liabilities on the condensed consolidated balance sheet. Finance ROU assets are reflected in total property and equipment, net while finance lease liabilities are included in other current and other long-term liabilities on the condensed consolidated balance sheet.
ASC 842 does not apply to our leases of mineral rights to explore for or use oil and natural gas resources, including the intangible rights to explore for those natural resources and rights to use the land in which those natural resources are contained.
We adopted the new standard on January 1, 2019 and as permitted by ASU 2018-11, Leases (Topic 842): Targeted Improvements, we will not adjust comparative-period financial statements and will continue to apply the guidance in Topic 840, including its disclosure requirements, in the comparative periods presented prior to adoption. No cumulative-effect adjustment to retained earnings was required as a result of the modified retrospective approach.
Upon adoption of ASC 842, we made certain elections permitting us to not reassess: (1) whether any expired or existing contracts contained leases (2) the lease classification for any expired or existing leases, and (3) initial direct costs for any existing leases. Upon adoption of ASC 842, we also made an election permitting us to continue applying our current policy for land easements. The adoption of ASC 842 did not result in a material impact on our balance sheet, results of operations or cash flows.
Short-term leases will not be recognized on the balance sheet as an asset or a liability, and the related rental expense will be expensed as incurred. We have short-term lease agreements related to most of our drilling rig arrangements and hydraulic fracturing arrangements and some of our compressor rental arrangements.
See Note 9 for further information regarding leases.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

2.	Change in Accounting Principle
In the Current Quarter, we voluntarily changed our method of accounting for oil and natural gas exploration and development activities from the full cost method to the successful efforts method. Accordingly, financial information for prior periods has been recast to reflect retrospective application of the successful efforts method. In general, under successful efforts, exploration costs such as exploratory dry holes, exploratory geophysical and geological costs, delay rentals, unproved leasehold impairments and exploration overhead are charged against earnings as incurred, versus being capitalized under the full cost method of accounting. The successful efforts method also provides for the assessment of potential property impairments by comparing the net carrying value of oil and natural gas properties to associated projected undiscounted pre-tax future net cash flows. If the expected undiscounted pre-tax future net cash flows are lower than the unamortized capitalized costs, the capitalized costs are reduced to fair value. Under the full cost method of accounting, a write-down would be required if the net carrying value of oil and natural gas properties exceeds a full cost ceiling using an unweighted arithmetic average of commodity prices in effect on the first day of each of the previous 12 months. In addition, gains or losses, if applicable, are generally recognized on the disposition of oil and natural gas property and equipment under the successful efforts method, as opposed to an adjustment to the net carrying value of the assets remaining under the full cost method. Our condensed consolidated financial statements have been recast to reflect these differences.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

	Three Months Ended March 31, 2019
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS	Under Full Cost	Successful Efforts Adjustment	Under Successful Efforts
	($ in millions except per share data)
REVENUES AND OTHER:
Oil, natural gas and NGL	$929	$—	$929
Marketing	1,233	—	1,233
Total Revenues	2,162	—	2,162
Other	—	15	15
Gains on sales of assets	—	19	19
Total Revenues and Other	2,162	34	2,196
OPERATING EXPENSES:
Oil, natural gas and NGL production	132	—	132
Oil, natural gas and NGL gathering, processing and transportation	274	—	274
Production taxes	34	—	34
Exploration	—	24	24
Marketing	1,230	—	1,230
General and administrative	88	15	103
Depreciation, depletion and amortization	357	162	519
Impairments	1	—	1
Other operating expense	51	10	61
Total Operating Expenses	2,167	211	2,378
LOSS FROM OPERATIONS	(5)	(177)	(182)
OTHER INCOME (EXPENSE):
Interest expense	(135)	(26)	(161)
Losses on investments	(1)	—	(1)
Other income	7	2	9
Total Other Expense	(129)	(24)	(153)
LOSS BEFORE INCOME TAXES	(134)	(201)	(335)
Income tax benefit	(314)	—	(314)
NET INCOME (LOSS)	180	(201)	(21)
Net income attributable to noncontrolling interests	(1)	1	—
NET INCOME (LOSS) ATTRIBUTABLE TO CHESAPEAKE	179	(200)	(21)
Preferred stock dividends	(23)	—	(23)
NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$156	$(200)	$(44)
EARNINGS (LOSS) PER COMMON SHARE:
Basic	$0.11	$(0.14)	$(0.03)
Diluted	$0.11	$(0.14)	$(0.03)
WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING (in millions):
Basic	1,380	—	1,380
Diluted	1,380	—	1,380

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

	Three Months Ended March 31, 2018
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS	Under Full Cost	Successful Efforts Adjustment	Under Successful Efforts
	($ in millions except per share data)
REVENUES AND OTHER:
Oil, natural gas and NGL	$1,243	$—	$1,243
Marketing	1,246	—	1,246
Total Revenues	2,489	—	2,489
Other	—	16	16
Gains on sales of assets	—	19	19
Total Revenues and Other	2,489	35	2,524
OPERATING EXPENSES:
Oil, natural gas and NGL production	147	—	147
Oil, natural gas and NGL gathering, processing and transportation	356	—	356
Production taxes	31	—	31
Exploration	—	81	81
Marketing	1,268	—	1,268
General and administrative	72	15	87
Restructuring and other termination costs	38	—	38
Provision for legal contingencies, net	5	—	5
Depreciation, depletion and amortization	286	173	459
Impairments	—	10	10
Other operating expense	8	(8)	—
Total Operating Expenses	2,211	271	2,482
INCOME FROM OPERATIONS	278	(236)	42
OTHER INCOME (EXPENSE):
Interest expense	(123)	(39)	(162)
Gains on investments	139	—	139
Other expense	—	(1)	(1)
Total Other Income (Expense)	16	(40)	(24)
INCOME BEFORE INCOME TAXES	294	(276)	18
Income tax expense (benefit)	—	—	—
NET INCOME	294	(276)	18
Net income attributable to noncontrolling interests	(1)	—	(1)
NET INCOME ATTRIBUTABLE TO CHESAPEAKE	293	(276)	17
Preferred stock dividends	(23)	—	(23)
Earnings allocated to participating securities	(2)	2	—
NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$268	$(274)	$(6)
EARNINGS (LOSS) PER COMMON SHARE:
Basic	$0.30	$(0.31)	$(0.01)
Diluted	$0.29	$(0.30)	$(0.01)
WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING (in millions):
Basic	907	—	907
Diluted	1,053	(146)	907

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

	Three Months Ended March 31, 2019
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)	Under Full Cost	Successful Efforts Adjustment	Under Successful Efforts
	($ in millions)
NET INCOME (LOSS)	$180	$(201)	$(21)
OTHER COMPREHENSIVE INCOME, NET OF INCOME TAX:
Unrealized gains on derivative instruments	—	—	—
Reclassification of losses on settled derivative instruments	10	—	10
Other Comprehensive Income	10	—	10
COMPREHENSIVE INCOME (LOSS)	190	(201)	(11)
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(1)	1	—
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CHESAPEAKE	$189	$(200)	$(11)

	Three Months Ended March 31, 2018
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)	Under Full Cost	Successful Efforts Adjustment	Under Successful Efforts
	($ in millions)
NET INCOME	$294	$(276)	$18
OTHER COMPREHENSIVE INCOME, NET OF INCOME TAX:
Unrealized gains on derivative instruments	—	—	—
Reclassification of losses on settled derivative instruments	10	—	10
Other Comprehensive Income	10	—	10
COMPREHENSIVE INCOME	304	(276)	28
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(1)	—	(1)
COMPREHENSIVE INCOME ATTRIBUTABLE TO CHESAPEAKE	$303	$(276)	$27

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

	Three Months Ended March 31, 2019
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS	Under Full Cost	Successful Efforts Adjustment	Under Successful Efforts
	($ in millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)	$180	$(201)	$(21)
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO CASH PROVIDED BY OPERATING ACTIVITIES:
Depreciation, depletion and amortization	357	162	519
Deferred income tax benefit	(314)	—	(314)
Derivative losses, net	304	—	304
Cash receipts on derivative settlements, net	14	—	14
Stock-based compensation	6	—	6
Gains on sales of assets	—	(19)	(19)
Impairments	1	—	1
Exploration	—	18	18
Losses on investments	1	—	1
Other	31	9	40
Changes in assets and liabilities	(78)	(15)	(93)
Net Cash Provided By Operating Activities	502	(46)	456
CASH FLOWS FROM INVESTING ACTIVITIES:
Drilling and completion costs	(533)	18	(515)
Business combination, net	(353)	—	(353)
Acquisitions of proved and unproved properties	(34)	28	(6)
Proceeds from divestitures of proved and unproved properties	26	—	26
Additions to other property and equipment	(9)	—	(9)
Proceeds from sales of other property and equipment	1	—	1
Net Cash Used In Investing Activities	(902)	46	(856)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility borrowings	3,572	—	3,572
Payments on revolving credit facility borrowings	(3,136)	—	(3,136)
Cash paid to purchase debt	(1)	—	(1)
Cash paid for preferred stock dividends	(23)	—	(23)
Other	(8)	—	(8)
Net Cash Provided By Financing Activities	404	—	404
Net increase in cash and cash equivalents	4	—	4
Cash and cash equivalents, beginning of period	4	—	4
Cash and cash equivalents, end of period	$8	$—	$8

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

	Three Months Ended March 31, 2018
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS	Under Full Cost	Successful Efforts Adjustment	Under Successful Efforts
	($ in millions )
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$294	$(276)	$18
ADJUSTMENTS TO RECONCILE NET INCOME TO CASH PROVIDED BY OPERATING ACTIVITIES:
Depreciation, depletion and amortization	286	173	459
Derivative losses, net	117	—	117
Cash receipts on derivative settlements, net	13	—	13
Stock-based compensation	9	—	9
Gains on sales of assets	—	(19)	(19)
Impairments	—	10	10
Exploration	—	68	68
Gains on investments	(139)	—	(139)
Other	(28)	(8)	(36)
Changes in assets and liabilities	104	(16)	88
Net Cash Provided By Operating Activities	656	(68)	588
CASH FLOWS FROM INVESTING ACTIVITIES:
Drilling and completion costs	(442)	22	(420)
Acquisitions of proved and unproved properties	(63)	46	(17)
Proceeds from divestitures of proved and unproved properties	319	—	319
Additions to other property and equipment	(3)	—	(3)
Proceeds from sales of other property and equipment	68	—	68
Proceeds from sales of investments	74	—	74
Net Cash Provided by (Used In) Investing Activities	(47)	68	21
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility borrowings	2,904	—	2,904
Payments on revolving credit facility borrowings	(3,485)	—	(3,485)
Cash paid for preferred stock dividends	(23)	—	(23)
Distributions to noncontrolling interest owners	(2)	—	(2)
Other	(4)	—	(4)
Net Cash Used In Financing Activities	(610)	—	(610)
Net decrease in cash and cash equivalents	(1)	—	(1)
Cash and cash equivalents, beginning of period	5	—	5
Cash and cash equivalents, end of period	$4	$—	$4

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

	Three Months Ended March 31, 2019
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	Under Full Cost	Adjustment	Under Successful Efforts
	($ in millions)
PREFERRED STOCK:
Balance, beginning and end of period	$1,671	$—	$1,671
COMMON STOCK:
Balance, beginning of period	9	—	9
Common shares issued for WildHorse Merger	7	—	7
Balance, end of period	16	—	16
ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	14,378	—	14,378
Common shares issued for WildHorse Merger	2,030	—	2,030
Stock-based compensation	7	—	7
Dividends on preferred stock	(23)	—	(23)
Balance, end of period	16,392	—	16,392
ACCUMULATED DEFICIT:
Balance, beginning of period	(15,660)	1,748	(13,912)
Net income (loss) attributable to Chesapeake	179	(200)	(21)
Balance, end of period	(15,481)	1,548	(13,933)
ACCUMULATED OTHER COMPREHENSIVE LOSS:
Balance, beginning of period	(23)	—	(23)
Hedging activity	10	—	10
Balance, end of period	(13)	—	(13)
TREASURY STOCK – COMMON:
Balance, beginning of period	(31)	—	(31)
Purchase of 2,539,473 shares for company benefit plans	(6)	—	(6)
Release of 110,796 shares from company benefit plans	1	—	1
Balance, end of period	(36)	—	(36)
TOTAL CHESAPEAKE STOCKHOLDERS’ EQUITY	2,549	1,548	4,097
NONCONTROLLING INTERESTS:
Balance, beginning of period	123	(82)	41
Net income attributable to noncontrolling interests	(1)	1	—
Distributions to noncontrolling interest owners	—	—	—
Balance, end of period	122	(81)	41
TOTAL EQUITY	$2,671	$1,467	$4,138

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

	Three Months Ended March 31, 2018
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	Under Full Cost	Adjustment	Under Successful Efforts
	($ in millions)
PREFERRED STOCK:
Balance, beginning and end of period	$1,671	$—	$1,671
COMMON STOCK:
Balance, beginning of period	9	—	9
Balance, end of period	9	—	9
ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	14,437	—	14,437
Stock-based compensation	5	—	5
Dividends on preferred stock	(23)	—	(23)
Balance, end of period	14,419	—	14,419
ACCUMULATED DEFICIT:
Balance, beginning of period	(16,525)	2,395	(14,130)
Net income attributable to Chesapeake	293	(276)	17
Cumulative effect of accounting change	(8)	—	(8)
Balance, end of period	(16,240)	2,119	(14,121)
ACCUMULATED OTHER COMPREHENSIVE LOSS:
Balance, beginning of period	(57)	—	(57)
Hedging activity	10	—	10
Balance, end of period	(47)	—	(47)
TREASURY STOCK – COMMON:
Balance, beginning of period	(31)	—	(31)
Purchase of 1,451,478 shares for company benefit plans	(4)	—	(4)
Release of 275,407 shares from company benefit plans	3	—	3
Balance, end of period	(32)	—	(32)
TOTAL CHESAPEAKE STOCKHOLDERS’ EQUITY (DEFICIT)	(220)	2,119	1,899
NONCONTROLLING INTERESTS:
Balance, beginning of period	124	(80)	44
Net income attributable to noncontrolling interests	1	—	1
Distributions to noncontrolling interest owners	(2)	—	(2)
Balance, end of period	123	(80)	43
TOTAL EQUITY (DEFICIT)	$(97)	$2,039	$1,942

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

3.	Oil and Natural Gas Property Transactions
WildHorse Acquisition
On February 1, 2019, we acquired WildHorse Resource Development Corporation (“WildHorse”), an oil and gas company with operations in the Eagle Ford Shale and Austin Chalk formations in southeast Texas for approximately 717.4 million shares of our common stock and $381 million in cash. We funded the cash portion of the consideration through borrowings under the Chesapeake revolving credit facility. In connection with the closing, we acquired all of WildHorse’s debt. See Note 6 for additional information on the acquired debt.
Purchase Price Allocation
The acquisition of WildHorse and its corresponding merger (the “Merger”) with and into our wholly owned subsidiary, Brazos Valley Longhorn, L.L.C. (“Brazos Valley Longhorn” or “BVL”) has been accounted for as a business combination, using the acquisition method. The following table represents the preliminary allocation of the total purchase price of WildHorse to the identifiable assets acquired and the liabilities assumed based on the fair values as of the acquisition date. Certain data necessary to complete the purchase price allocation is not yet available, and includes, but is not limited to, valuation of pre-acquisition contingencies, final tax returns that provide the underlying tax basis of WildHorse’s assets and liabilities and final appraisals of assets acquired and liabilities assumed. We expect to complete the purchase price allocation during the 12-month period following the acquisition date, during which time the value of the assets and liabilities may be revised as appropriate.

Preliminary Purchase Price Allocation
($ in millions)
Consideration:
Cash	$381
Fair value of Chesapeake’s common stock issued in the Merger (a)	2,037
Total consideration	$2,418

Fair Value of Liabilities Assumed:
Current liabilities	$166
Long-term debt	1,379
Deferred tax liabilities	314
Other long-term liabilities	36
Amounts attributable to liabilities assumed	$1,895

Fair Value of Assets Acquired:
Cash and cash equivalents	$28
Other current assets	128
Proved oil and natural gas properties	3,264
Unproved properties	756
Other property and equipment	77
Other long-term assets	60
Amounts attributable to assets acquired	$4,313

Total identifiable net assets	$2,418
___________________________________________

(a)	Based on 717,376,170 Chesapeake common shares issued at closing at $2.84 per share (closing price as of February 1, 2019).

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

We included in our condensed consolidated statements of operations revenues of $75 million, direct operating expenses of $164 million and other expenses of $12 million for the period from February 1, 2019 to March 31, 2019.
Pro Forma Financial Information
The following unaudited pro forma financial information for the three months ended March 31, 2019 and 2018, respectively, is based on our historical consolidated financial statements adjusted to reflect as if the WildHorse acquisition had occurred on January 1, 2018. The information below reflects pro forma adjustments based on available information and certain assumptions that we believe are reasonable, including adjustments to conform the classification of expenses in WildHorse’s statements of operations to our classification for similar expenses and the estimated tax impact of pro forma adjustments.

	Three Months Ended March 31,
	2019	2018
	($ in millions except per share data)
Revenues	$2,188	$2,682
Net loss available to common stockholders	$(59)	$(10)
Earnings per common share:
Basic	$(0.04)	$(0.01)
Diluted	$(0.04)	$(0.01)
This unaudited pro forma information has been derived from historical information. The unaudited pro forma financial information is not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of the periods presented, nor is it necessarily indicative of future results.
Divestitures
In the Current Quarter, we received proceeds of approximately $26 million, subject to customary closing adjustments, for the sale of other oil and natural gas properties covering various operating areas.
In the Prior Quarter, we sold portions of our acreage, producing properties and other related property and equipment in the Mid-Continent, including our Mississippian Lime assets, for approximately $420 million, subject to certain customary closing adjustments. Included in the sales were approximately 171,000 net acres and interests in approximately 2,150 wells. Also in the Prior Quarter, we received proceeds of approximately $18 million, subject to customary closing adjustments, for the sale of other oil and natural gas properties covering various operating areas.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

4.	Capitalized Exploratory Well Costs
A summary of the changes in our capitalized well costs for the Current Quarter is detailed below. Additions pending the determination of proved reserves excludes amounts capitalized and subsequently charged to expense within the same year.

2019
($ in millions)
Balance as of January 1	$36
Additions pending the determination of proved reserves	7
Divestitures and other	—
Reclassifications to proved properties	(16)
Charges to exploration expense	—
Balance as of March 31	$27
As of March 31, 2019, approximately $1 million of drilling and completion costs on exploratory wells pending determination of proved reserves have been capitalized for greater than one year.

5.	Earnings Per Share
Basic earnings per share (EPS) is calculated using the weighted average number of common shares outstanding during the period and includes the effect of any participating securities as appropriate. Participating securities consist of unvested restricted stock issued to our employees and non-employee directors that provide dividend rights.
Diluted EPS is calculated assuming the issuance of common shares for all potentially dilutive securities, provided the effect is not antidilutive. For all periods presented, our convertible senior notes did not have a dilutive effect and, therefore, were excluded from the calculation of diluted EPS.
Shares of common stock for the following securities were excluded from the calculation of diluted EPS as the effect was antidilutive:

	Three Months Ended March 31,
	2019	2018
	(in millions)
Common stock equivalent of our preferred stock outstanding	60	60
Common stock equivalent of our convertible senior notes outstanding	146	146

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

6.	Debt
Our long-term debt consisted of the following as of March 31, 2019 and December 31, 2018:

	March 31, 2019		December 31, 2018
	Principal Amount	Carrying Amount	Principal Amount	Carrying Amount
	($ in millions)
Floating rate senior notes due 2019	380	380	380	380
6.625% senior notes due 2020	437	437	437	437
6.875% senior notes due 2020	227	227	227	227
6.125% senior notes due 2021	548	548	548	548
5.375% senior notes due 2021	267	267	267	267
4.875% senior notes due 2022	451	451	451	451
5.75% senior notes due 2023	338	338	338	338
7.00% senior notes due 2024	850	850	850	850
6.875% senior notes due 2025(a)	700	704	—	—
8.00% senior notes due 2025	1,300	1,291	1,300	1,291
5.5% convertible senior notes due 2026(b)(c)	1,250	874	1,250	866
7.5% senior notes due 2026	400	400	400	400
8.00% senior notes due 2027	1,300	1,299	1,300	1,299
2.25% contingent convertible senior notes due 2038	—	—	1	1
Chesapeake revolving credit facility	842	842	419	419
BVL revolving credit facility(a)	688	688	—	—
Debt issuance costs	—	(50)	—	(53)
Interest rate derivatives	—	1	—	1
Total debt, net	9,978	9,547	8,168	7,722
Less current maturities of long-term debt, net(d)	(380)	(380)	(381)	(381)
Total long-term debt, net	$9,598	$9,167	$7,787	$7,341
___________________________________________

(a)
On February 1, 2019, we acquired the debt of WildHorse which consisted of 6.875% Senior Notes due 2025 and a revolving credit facility. We now refer to this debt as our BVL Senior Notes and our BVL revolving credit facility, respectively. See further discussion below.

(b)
We are required to account for the liability and equity components of our convertible debt instrument separately and to reflect interest expense through the first demand repurchase date, as applicable, at the interest rate of similar nonconvertible debt at the time of issuance. The applicable rate for our 5.5% Convertible Senior Notes due 2026 is 11.5%.

(c)
Prior to maturity under certain circumstances and at the holder’s option, the notes are convertible. During the Current Quarter, the price of our common stock was below the threshold level for conversion and, as a result, the holders do not have the option to convert their notes in the second quarter of 2019.

(d)
As of March 31, 2019 and December 31, 2018, net current maturities of long-term debt includes our Floating Rate Senior Notes due April 2019. Subsequent to March 31, 2019, we repaid these notes in full upon maturity.

Chesapeake Revolving Credit Facility
Our Chesapeake revolving credit facility matures in September 2023 and the aggregate initial commitment of the lenders and borrowing base under the facility is $3.0 billion. The revolving credit facility provides for an accordion feature, pursuant to which the aggregate commitments thereunder may be increased to up to $4.0 billion from time to

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

time, subject to agreement of the participating lenders and certain other customary conditions. Scheduled borrowing base redeterminations will continue to occur semiannually, and our next borrowing base redetermination is scheduled for the second quarter of 2019. As of March 31, 2019, we had outstanding borrowings of $842 million under the Chesapeake revolving credit facility and had used $61 million of the Chesapeake revolving credit facility for various letters of credit. As of March 31, 2019, we had $2.097 billion of borrowing capacity available under the Chesapeake revolving credit facility.
On February 1, 2019, we entered into a first amendment to our Chesapeake credit agreement. Among other things, the amendment (i) designated our subsidiary, Brazos Valley Longhorn, and its subsidiaries as unrestricted subsidiaries under the Chesapeake revolving credit facility and (ii) expressly permitted our initial investment in WildHorse under the limitations on investments covenant. As a result of BVL and its subsidiaries being designated as unrestricted subsidiaries under the Chesapeake revolving credit facility, transactions between BVL and its subsidiaries, on the one hand, and Chesapeake and its subsidiaries (other than BVL and its subsidiaries), on the other hand, are required to be on an arm’s-length basis, subject to certain exceptions, and Chesapeake is limited in the amount of investments it can make in BVL and its subsidiaries.
Borrowings under the Chesapeake revolving credit facility bear interest at an alternative base rate (ABR) or LIBOR, at our election, plus an applicable margin ranging from 0.50%-2.00% per annum for ABR loans and 1.50%-3.00% per annum for LIBOR loans, depending on the percentage of the borrowing base then being utilized and whether our leverage ratio exceeds 4.00 to 1.00.
The Chesapeake revolving credit facility is subject to various financial and other covenants. The terms of the Chesapeake credit agreement include covenants limiting, among other things, our ability to incur additional indebtedness, make investments or loans, incur liens, consummate mergers and similar fundamental changes, make restricted payments, make investments in unrestricted subsidiaries and enter into transactions with affiliates. The Chesapeake credit agreement contains financial covenants that require us to maintain (i) a leverage ratio of not more than 5.50 to 1 through the fiscal quarter ending September 30, 2019, which threshold decreases over time to 4.00 to 1.00 for the fiscal quarter ending March 31, 2021 and each fiscal quarter thereafter, (ii) a secured leverage ratio of not more than 2.50 to 1.00 until the later of (x) the fiscal quarter ending March 31, 2021 or (y) the first fiscal quarter in which the Company’s leverage ratio does not exceed 4.00 to 1.00 and (iii) a fixed charge coverage ratio of not less than 2.00 to 1.00 through the fiscal quarter ending December 31, 2019; not less than 2.25 to 1.00 through the fiscal quarter ending June 30, 2020; and not less than 2.50 to 1.00 for the fiscal quarter ended September 30, 2020 and thereafter.
As of March 31, 2019, we were in compliance with all applicable financial covenants under the credit agreement and we were able to borrow up to the full availability under the Chesapeake revolving credit facility.
BVL Revolving Credit Facility
In connection with the acquisition of WildHorse, our subsidiary, BVL, became the borrower under the WildHorse revolving credit facility (as amended, the “BVL revolving credit facility”). The BVL revolving credit facility has a maximum credit amount of $2.0 billion, with current aggregate elected commitments and a borrowing base of $1.3 billion. The BVL revolving credit facility matures in December 2021. The borrowing base under the BVL revolving credit facility is subject to redetermination, on at least a semi-annual basis, primarily on the basis of estimated proved reserves. The next scheduled redetermination is in the second quarter of 2019. As of March 31, 2019, we had outstanding borrowings of $688 million and $47 million utilized as a letter of credit. The BVL revolving credit facility is guaranteed by certain of BVL’s subsidiaries (the “BVL Guarantors”) and is required to be secured by substantially all of the assets of BVL and BVL Guarantors, including mortgages on not less than 85% of the proved reserves of their oil and gas properties.
On February 1, 2019, BVL, as successor by merger to WildHorse, entered into a sixth amendment to the BVL credit agreement. Among other things, the amendment (i) amended the merger covenant and the definition of change of control to permit our acquisition of WildHorse and (ii) permits borrowings under the BVL revolving credit facility to be used to redeem or repurchase the BVL senior notes so long as certain conditions are met.
The obligations under the BVL revolving credit facility are the senior secured obligations of BVL and the BVL Guarantors. The obligations under the BVL revolving credit facility are not obligations of Chesapeake or any of its other subsidiaries. The obligations under the BVL revolving credit facility rank equally in right of payment with all other senior secured indebtedness of Brazos Valley Longhorn and the other BVL Guarantors, and are effectively senior to the BVL

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

and the BVL Guarantors’ senior unsecured indebtedness, including their obligations under the BVL Senior Notes, to the extent of the value of the collateral securing the BVL revolving credit facility.
The BVL revolving credit facility is used for the liquidity and expenses of BVL and its subsidiaries and not Chesapeake and its other subsidiaries. Revolving loans under the BVL revolving credit facility bear interest at the alternate base rate, Eurodollar rate or LIBOR market index rate at BVL’s election, plus an applicable margin (ranging from 0.50%-1.50% per annum for alternate base rate loans, 1.50%-2.50% per annum for Eurodollar loans and 1.50%-2.50% per annum for LIBOR market index rate loans), depending on Brazos Valley Longhorn’s total commitment usage. The unused portion of the total commitments are subject to a commitment fee that varies from 0.375% to 0.500%, depending on BVL’s total commitment usage.
The terms of the BVL credit agreement include covenants limiting, among other things, the ability of BVL and its restricted subsidiaries (as defined in the BVL credit agreement) to incur additional indebtedness, make investments or loans, incur liens, consummate mergers or similar fundamental changes, make restricted payments, including distributions to Chesapeake, and enter into transactions with affiliates, including Chesapeake and its other subsidiaries. The BVL credit agreement also contains financial covenants that require BVL to maintain (i)(x) if there are no loans outstanding thereunder, a ratio of net debt to EBITDAX (as defined in the BVL credit agreement) of not more than 4.00 to 1.00 as of the last day of each fiscal quarter or (y) if there are such loans outstanding, a ratio of total funded debt to EBITDAX of not more than 4.00 to 1.00 as of the last day of each fiscal quarter and (ii) a ratio of current assets (including availability under the BVL revolving credit facility) to current liabilities of not less than 1.00 to 1.00 as of the last day of each fiscal quarter. As of March 31, 2019, we were in compliance with all applicable financial covenants under the BVL credit agreement and we were able to borrow up to the full availability under the BVL revolving credit facility.
BVL Senior Notes
As a result of the completion of the acquisition of WildHorse, BVL assumed the obligations under WildHorse’s $700 million aggregate principal amount of 6.875% Senior Notes due 2025 (the “BVL Senior Notes”) and Brazos Valley Longhorn Finance Corp. (“BVL Finance Corp.”), a wholly owned subsidiary of BVL, became a co-issuer of the BVL Senior Notes.
On February 1, 2019, BVL, as successor by merger to WildHorse, and BVL Finance Corp. entered into a fourth supplemental indenture (the “BVL supplemental indenture”) to the indenture governing the BVL Senior Notes (as supplemented, the “BVL indenture”). Pursuant to the BVL supplemental indenture, (i) BVL assumed the rights and obligations of WildHorse as issuer under the BVL indenture and (ii) BVL Finance Corp. was named as a co-issuer of the BVL senior notes under the BVL indenture.
The BVL Senior Notes are the senior unsecured obligations of BVL, BVL Finance Corp. and the other BVL Guarantors. The BVL Senior Notes are not obligations of Chesapeake or any of its other subsidiaries. The BVL Senior Notes rank equally in right of payment with all other senior unsecured indebtedness of BVL, BVL Finance Corp. and the other BVL Guarantors, and will be effectively subordinated to BVL’s, BVL Finance Corp.’s and the other BVL Guarantors’ senior secured indebtedness, including their obligations under the BVL revolving credit facility, to the extent of the value of the collateral securing such indebtedness.
The BVL indenture contains customary reporting covenants (including furnishing quarterly and annual reports to the holders of the BVL Senior Notes) and restrictive covenants that, among other things, limit the ability of BVL and its subsidiaries to: (i) pay dividends on, purchase or redeem BVL’s equity interests or purchase or redeem subordinated debt, unless such distributions, purchases or redemptions are permitted by certain exceptions, including for amounts based on BVL’s operating results, subject to the satisfaction of certain conditions, and a $25 million basket; (ii) make certain investments; (iii) incur or guarantee additional indebtedness or issue certain types of equity securities; (iv) create or incur certain secured debt; (v) sell assets; (vi) consolidate, merge or transfer all or substantially all of BVL’s assets; (vii) enter into agreements that restrict distributions or other payments from BVL’s restricted subsidiaries to BVL; (viii) engage in transactions with affiliates, including Chesapeake and its other subsidiaries; and (ix) create unrestricted subsidiaries. These covenants are subject to a number of important qualifications and limitations. In addition, most of the covenants will be terminated before the BVL Senior Notes mature if at any time no default or event of default exists under the BVL indenture and the BVL Senior Notes receive an investment grade rating from both of two specified ratings agencies. The BVL indenture also contains customary events of default.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The BVL credit agreement and the BVL indenture constrain the ability of BVL and its subsidiaries to make distributions or otherwise provide funds to, or guarantee the obligations of, Chesapeake and its other subsidiaries. The provisions of the BVL credit agreement and the BVL indenture require that all transactions between BVL and its subsidiaries, on the one hand, and Chesapeake and its other subsidiaries, on the other hand, be on an arm's-length basis, subject to certain exceptions.
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

	March 31, 2019		December 31, 2018
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		($ in millions)
Short-term debt (Level 1)	$380	$379	$381	$379
Long-term debt (Level 1)	$4,200	$4,240	$3,495	$3,173
Long-term debt (Level 2)	$4,967	$5,232	$3,846	$3,644

7.	Contingencies and Commitments
There have been no material developments in previously reported legal or environmental contingencies or commitments other than the items discussed below. For a discussion of commitments and contingencies, see “Contingencies and Commitments,” Note 4 to the Consolidated Financial Statements in our 2018 Form 10-K.
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
We and other natural gas producers have been named in various lawsuits alleging underpayment of royalties and other shares of the proceeds of production. The suits against us allege, among other things, that we used below-market prices, made improper deductions, utilized improper measurement techniques entered into arrangements with affiliates that resulted in underpayment of amounts owed in connection with the production and sale of natural gas and NGL, or similar theories. These lawsuits include cases filed by individual royalty owners and putative class actions, some of which seek to certify a statewide class. The lawsuits seek compensatory, consequential, treble, and punitive damages, restitution and disgorgement of profits, declaratory and injunctive relief regarding our payment practices, pre-and post-judgment interest, and attorney’s fees and costs. Royalty plaintiffs have varying provisions in their respective leases, oil and gas law varies from state to state, and royalty owners and producers differ in their interpretation of the legal effect of lease provisions governing royalty calculations. We have resolved a number of these claims through negotiated settlements of past and future royalty obligations and have prevailed in various other lawsuits. We are currently defending numerous lawsuits seeking damages with respect to underpayment of royalties or other shares of the proceeds of production in multiple states where we have operated, including those discussed below.
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
We also previously disclosed defending lawsuits alleging various violations of the Sherman Antitrust Act and state antitrust laws. In 2016, putative class action lawsuits were filed in the U.S. District Court for the Western District of Oklahoma and in Oklahoma state courts, and an individual lawsuit was filed in the U.S. District Court of Kansas, in each case against us and other defendants. The lawsuits generally allege that, since 2007 and continuing through April 2013, the defendants conspired to rig bids and depress the market for the purchases of oil and natural gas leasehold interests and properties in the Anadarko Basin containing producing oil and natural gas wells. The lawsuits seek damages, attorney’s fees, costs and interest, as well as enjoinment from adopting practices or plans that would restrain competition in a similar manner as alleged in the lawsuits. On April 12, 2018, we reached a tentative settlement to resolve substantially all Oklahoma civil class action antitrust cases for an insignificant amount. The final fairness hearing was held on April 25, 2019 and the settlement was approved.
On July 24, 2018, Healthcare of Ontario Pension Plan (HOOPP) filed a demand for arbitration with the American Arbitration Association regarding HOOPP’s purchase of our interest in Chaparral Energy, Inc. stock for $215 million on January 5, 2014. HOOPP claims that we engaged in material misrepresentations and fraud, and that we violated the Securities Exchange Act of 1934 (the “Exchange Act”) and Oklahoma Uniform Securities Act. HOOPP seeks either rescission or $215 million in monetary damages, and in either case, interest, attorney’s fees, disgorgement and punitive damages. We intend to vigorously defend these claims.
In January 2019, putative class action lawsuits were filed in U.S. District Courts for the Southern District of New York against WildHorse and other defendants. The lawsuits generally allege various violations of the Exchange Act in connection with the disclosure contained in the joint proxy statement/prospectus filed in connection with the Merger. The lawsuits seek rescission of the Merger or rescissory damages and, in each case, attorney's fees, costs and interest. We intend to vigorously defend these claims.
In February 2019, a putative class action lawsuit was filed in the District Court of Dallas County, Texas against FTS International, Inc. (“FTSI”), certain investment banks, FTSI’s directors including certain of our officers and certain shareholders of FTSI including us. The lawsuit alleges various violations of Sections 11 (with respect to certain of our officers in their capacities as directors of FTSI) and 15 (with respect to such officers and us) of the Securities Act of 1933 in connection with public disclosure made during the initial public offering of FTSI. The suit seeks damages in excess of $1,000,000 and attorneys’ fees and other expenses. We intend to vigorously defend these claims.
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
We are named as a defendant in numerous lawsuits in Oklahoma alleging that we and other companies have engaged in activities that have caused earthquakes. These lawsuits seek compensation for injury to real and personal property, diminution of property value, economic losses due to business interruption, interference with the use and enjoyment of property, annoyance and inconvenience, personal injury and emotional distress.  In addition, they seek the reimbursement of insurance premiums and the award of punitive damages, attorneys’ fees, costs, expenses and interest. We intend to vigorously defend these claims.
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
The aggregate undiscounted commitments under our gathering, processing and transportation agreements, excluding any reimbursement from working interest and royalty interest owners, credits for third-party volumes or future costs under cost-of-service agreements, are presented below:

March 31, 2019
($ in millions)
2019	$627
2020	783
2021	687
2022	585
2023	472
2024 – 2035	2,443
Total	$5,597
In addition, we have entered into long-term agreements for certain natural gas gathering and related services within specified acreage dedication areas in exchange for cost-of-service based fees redetermined annually, or tiered fees based on volumes delivered relative to scheduled volumes. Future gathering fees may vary with the applicable agreement.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

8.	Other Liabilities
Other current liabilities as of March 31, 2019 and December 31, 2018 are detailed below:

	March 31, 2019	December 31, 2018
	($ in millions)
Revenues and royalties due others	$562	$687
Accrued drilling and production costs	467	258
Joint interest prepayments received	69	73
VPP deferred revenue(a)	58	59
Accrued compensation and benefits	114	202
Other accrued taxes	105	108
Other	216	212
Total other current liabilities	$1,591	$1,599
Other long-term liabilities as of March 31, 2019 and December 31, 2018 are detailed below:

	March 31, 2019	December 31, 2018
	($ in millions)
VPP deferred revenue(a)	$49	$63
Unrecognized tax benefits	53	53
Other	108	103
Total other long-term liabilities	$210	$219
____________________________________________

(a)
At the inception of our volumetric production payment (VPP) agreements, we (i) removed the proved reserves associated with the VPP, (ii) recognized VPP proceeds as deferred revenue which are being amortized on a unit-of-production basis to other revenue over the term of the VPP, (iii) retained responsibility for the production costs and capital costs related to VPP interests and (iv) ceased recognizing production associated with the VPP volumes. The remaining deferred revenue balance will be recognized in other revenues in the consolidated statement of operations through 2021, assuming the related VPP production volumes are delivered as scheduled.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

9.	Leases
We are a lessee under various agreements for compressors, office space, vehicles and other equipment. As of March 31, 2019, these leases have remaining terms ranging from one month to 7.8 years as of March 31, 2019. Certain of our lease agreements include options to renew the lease, terminate the lease early or purchase the underlying asset at the end of the lease. We determine the lease term at the lease commencement date as the non-cancelable period of the lease, including options to extend or terminate the lease when we are reasonably certain to exercise the option. The company’s vehicles are the only leases with renewal options that we are reasonably certain to exercise. The renewals are reflected in the ROU asset and lease liability balances.
Upon adoption of ASC 842 on January 1, 2019, we recognized a nominal operating lease liability and a nominal related ROU asset related to vehicles we lease.
On February 1, 2019, we acquired WildHorse and, as part of the purchase price allocation, we recognized additional operating lease liabilities of $40 million, a related ROU asset of $38 million, and lease incentives of $2 million related to two office space leases, a long-term hydraulic fracturing agreement and other equipment leases. Regarding our long-term hydraulic fracturing agreements, we made a policy election to treat both lease and non-lease components as a single lease component.
In 2018, we sold our wholly owned subsidiary, Midcon Compression, L.L.C., to a third party and subsequently leased back some natural gas compressors for 38 months. The lease is accounted for as a finance lease liability.
The following table presents our ROU assets and lease liabilities as of March 31, 2019.

	Financing	Operating
	($ in millions)
ROU assets	$24	$32

Lease liabilities:
Current lease liabilities	9	19
Long-term lease liabilities	15	15
Total lease liabilities	$24	$34

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Additional information for the Company’s operating and finance leases is presented below:

Three Months Ended March 31, 2019
Lease cost:	($ in millions)
Amortization of ROU assets	$2
Interest on lease liability	1
Finance lease cost	3
Operating lease cost	7
Short-term lease cost	22
Total lease cost(a)	$32

Other information:
Operating cash outflows from finance lease	$1
Operating cash outflows from operating leases	$2
Investing cash outflows from operating leases	$27
Financing cash outflows from finance lease	$2
Weighted-average remaining lease term - finance lease	2.75 years
Weighted-average remaining lease term - operating leases	3.8 years
Weighted-average discount rate - finance lease	7.50%
Weighted-average discount rate - operating leases	5.09%
____________________________________________

(a)	Includes $27 million of capitalized lease costs.
Maturity analysis of finance lease liabilities and operating lease liabilities are presented below:

	March 31, 2019
	Financing Lease	Operating Leases
	($ in millions)
2019 remaining	$7	$18
2020	10	6
2021	10	2
2022	—	2
2023	—	2
Thereafter	—	7
Total lease payments	27	37
Less imputed interest	(3)	(3)
Present value of lease liabilities	24	34
Less current maturities	(9)	(19)
Present value of lease liabilities, less current maturities	$15	$15
The aggregate undiscounted minimum future lease payments under previous lease accounting standard, ASC 840, are presented below:

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

	December 31, 2018
	Capital Lease	Operating Leases
	($ in millions)
2019	$10	$3
2020	10	1
2021	10	—
Total minimum lease payments	$30	$4

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

10.	Revenue Recognition
The FASB issued Revenue from Contracts with Customers (Topic 606) superseding virtually all existing revenue recognition guidance. We adopted this new standard in the Prior Quarter using the modified retrospective approach. We applied the new standard to all contracts that were not completed as of January 1, 2018 and reflected the aggregate effect of all modifications in determining and allocating the transaction price. The cumulative effect of adoption of $8 million in the Prior Quarter did not have a material impact on our consolidated financial statements.
The following table shows revenue disaggregated by operating area and product type, for the Current Quarter and the Prior Quarter:

	Three Months Ended March 31, 2019
	Oil	Natural Gas	NGL	Total
	($ in millions)
Marcellus	$—	$302	$—	$302
Haynesville	—	201	—	201
Eagle Ford	331	48	46	425
Brazos Valley	121	4	2	127
Powder River Basin	74	25	10	109
Mid-Continent	40	15	11	66
Revenue from contracts with customers	566	595	69	1,230
Losses on oil, natural gas and NGL derivatives	(259)	(42)	—	(301)
Oil, natural gas and NGL revenue	$307	$553	$69	$929

Marketing revenue from contracts with customers	$613	$413	$117	$1,143
Other marketing revenue	72	20	—	92
Losses on oil, natural gas and NGL derivatives	—	(2)	—	(2)
Marketing revenue	$685	$431	$117	$1,233

	Three Months Ended March 31, 2018
	Oil	Natural Gas	NGL	Total
	($ in millions)
Marcellus	$—	$294	$—	$294
Haynesville	—	210	—	210
Eagle Ford	364	42	40	446
Powder River Basin	40	12	8	60
Mid-Continent	73	32	17	122
Utica	60	116	52	228
Revenue from contracts with customers	537	706	117	1,360
Gains (losses) on oil, natural gas and NGL derivatives	(86)	(32)	1	(117)
Oil, natural gas and NGL revenue	$451	$674	$118	$1,243

Marketing revenue from contracts with customers	686	293	110	1,089
Other marketing revenue	117	40	—	157
Marketing revenue	$803	$333	$110	$1,246

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Accounts Receivable
Our accounts receivable are primarily from purchasers of oil, natural gas and NGL and from exploration and production companies that own interests in properties we operate. This industry concentration could affect our overall exposure to credit risk, either positively or negatively, because our purchasers and joint working interest owners may be similarly affected by changes in economic, industry or other conditions. We monitor the creditworthiness of all our counterparties and we generally require letters of credit or parent guarantees for receivables from parties deemed to have sub-standard credit, unless the credit risk can otherwise be mitigated. We utilize an allowance method in accounting for bad debt based on historical trends in addition to specifically identifying receivables that we believe may be uncollectible. Accounts receivable as of March 31, 2019 and December 31, 2018 are detailed below:

	March 31, 2019	December 31, 2018
	($ in millions)
Oil, natural gas and NGL sales	$887	$976
Joint interest	262	211
Other	67	77
Allowance for doubtful accounts	(20)	(17)
Total accounts receivable, net	$1,196	$1,247

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

11.	Income Taxes
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
For the Current Quarter, our estimated annual effective tax rate is 0.0% as a result of maintaining a full valuation allowance against our net deferred tax asset. Taking into account our projected operating results for the subsequent 2019 quarters, we project remaining in a net deferred tax asset position as of December 31, 2019. Based on all available positive and negative evidence, including projections of future taxable income, we believe it is more likely than not that these deferred tax assets will not be realized. A significant piece of objectively verifiable negative evidence evaluated is the cumulative loss incurred over the rolling thirty-six month period ended March 31, 2019. Such evidence limits our ability to consider various forms of subjective positive evidence, such as our projections for future growth and earnings. However, based on our current forecast, we may come out of a thirty-six month cumulative loss position in the foreseeable future. Should we return to a level of sustained profitability, consideration will need to be given to projections of future taxable income to determine whether such projections provide an adequate source of taxable income for the realization of our deferred tax assets. A full valuation allowance was recorded against our net deferred tax asset position as of December 31, 2018 and March 31, 2019.
On February 1, 2019, we completed the acquisition of WildHorse. For federal income tax purposes, the transaction qualified as a tax-free merger under Section 368 of the Internal Revenue Code of 1986, as amended, (the “Code”) and, as a result, we acquired carryover tax basis in WildHorse’s assets and liabilities. We recorded a net deferred tax liability of $314 million, as part of the business combination accounting for WildHorse. As a consequence of maintaining a full valuation allowance against our net deferred tax asset position, a partial release of the valuation allowance was recorded as a discrete income tax benefit of $314 million through the condensed consolidated statement of operations for the Current Quarter. The net deferred tax liability acquired includes deferred tax liabilities on plant, property and equipment and prepaid compensation totaling $401 million, partially offset by deferred tax assets totaling $87 million relating to federal net operating loss carryforwards, a disallowed interest carryforward and certain other less significant deferred tax assets. These carryforwards will be subject to an annual limitation under Section 382 of the Code of approximately $61 million. We determined that no separate valuation allowances were required to be established through business combination accounting against any of the individual deferred tax assets acquired.
We are subject to U.S. federal income tax as well as income and capital taxes in various state jurisdictions in which we operate. We recorded an income tax benefit of $314 million for the Current Quarter. This benefit was a result of the aforementioned discrete item relating to the partial release of the valuation allowance in the amount of $314 million and a nominal amount of state income tax refunds resulting from the filing of amended state income tax returns reporting federal audit adjustments.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

12.	Share-Based Compensation
Our share-based compensation program consists of restricted stock, stock options, performance share units (PSUs) and cash restricted stock units (CRSUs) granted to employees and restricted stock granted to non-employee directors under our long-term incentive plans. The restricted stock and stock options are equity-classified awards and the PSUs and CRSUs are liability-classified awards.
Equity-Classified Awards
Restricted Stock. We grant restricted stock units to employees and non-employee directors. A summary of the changes in unvested restricted stock during the Current Quarter is presented below:

	Shares of Unvested Restricted Stock	Weighted Average Grant Date Fair Value Per Share
	(in thousands)
Unvested restricted stock as of January 1, 2019	11,858	$4.43
Granted	4,272	$2.97
Vested	(3,937)	$4.49
Forfeited	(93)	$5.54
Unvested restricted stock as of March 31, 2019	12,100	$3.89
The aggregate intrinsic value of restricted stock that vested during the Current Quarter was approximately $12 million based on the stock price at the time of vesting.
As of March 31, 2019, there was approximately $40 million of total unrecognized compensation expense related to unvested restricted stock. The expense is expected to be recognized over a weighted average period of approximately 2.22 years.
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

Expected option life – years	6.0
Volatility	65.61%
Risk-free interest rate	2.47%
Dividend yield	—%

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following table provides information related to stock option activity in the Current Quarter:

	Number of Shares Underlying Options	Weighted Average Exercise Price Per Share	Weighted Average Contract Life in Years	Aggregate Intrinsic Value(a)
	(in thousands)			($ in millions)
Outstanding as of January 1, 2019	18,096	$7.20	7.15	$—
Granted	1,000	$2.97
Exercised	—	$—		$—
Expired	(87)	$11.23
Forfeited	(79)	$5.45
Outstanding as of March 31, 2019	18,930	$6.97	7.03	$—
Exercisable as of March 31, 2019	13,355	$8.23	6.33	$—
___________________________________________

(a)	The intrinsic value of a stock option is the amount by which the current market value or the market value upon exercise of the underlying stock exceeds the exercise price of the option.
As of March 31, 2019, there was $11 million of total unrecognized compensation expense related to stock options. The expense is expected to be recognized over a weighted average period of approximately 1.39 years, net of actual forfeitures.
Restricted Stock and Stock Option Compensation. We recognized the following compensation costs related to restricted stock and stock options for the Current Quarter and the Prior Quarter:

	Three Months Ended March 31,
	2019	2018
	($ in millions)
General and administrative expenses	$6	$7
Oil and natural gas properties	1	2
Oil, natural gas and NGL production expenses	1	2
Exploration expenses	—	—
Total restricted stock and stock option compensation	$8	$11
Liability-Classified Awards
Performance Share Units. In the Current Quarter and the Prior Quarter, we granted PSUs to senior management that vest ratably over a three-year performance period and are settled in cash. The ultimate amount earned is based on achievement of performance metrics established by the Compensation Committee of the Board of Directors. Compensation expense associated with PSU awards is recognized over the service period based on the graded-vesting method. The value of the PSU awards at the end of each reporting period is dependent upon our estimates of the underlying performance measures.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

For PSUs granted in 2017, performance metrics include a total shareholder return (TSR) component, which can range from 0% to 100% and an operational performance component based on finding and development costs, which can range from 0% to 100%, resulting in a maximum payout of 200%. The payout percentage for the 2017 PSU awards is capped at 100% if our absolute TSR is less than zero. The PSUs are settled in cash on the third anniversary of the awards. We utilized a Monte Carlo simulation for the TSR performance measure and the following assumptions to determine the grant date fair value and the reporting date fair value of the 2017 awards.

Grant Date Assumptions
Assumption	2017 Awards
Volatility	80.65%
Risk-free interest rate	1.54%
Dividend yield for value of awards	—%

Reporting Period Assumptions
Assumption	2017 Awards
Volatility	66.62%
Risk-free interest rate	2.41%
Dividend yield for value of awards	—%
As the above assumptions and expected satisfaction of performance metrics change, the PSU liabilities will be adjusted quarterly through the end of the performance period.
For PSUs granted in 2018 and 2019, performance metrics include an operational performance component based on a ratio of cumulative earnings before interest expense, income taxes, and depreciation, depletion and amortization expense (EBITDA) to capital expenditures, for which payout can range from 0% to 200%. The vested PSUs are settled in cash on each of the three annual vesting dates. We used the closing price of our common stock on the grant date to determine the grant date fair value of the PSUs. The PSU liability will be adjusted quarterly, based on changes in our stock price and expected satisfaction of performance metrics, through the end of the performance period.
Cash Restricted Stock Units. In 2018, we granted CRSUs to employees that vest straight-line over a three-year period and are settled in cash on each of the three annual vesting dates. The ultimate amount earned is based on the closing price of our common stock on each of the vesting dates. We used the closing price of our common stock on the grant date to determine the grant date fair value of the CRSUs. The CRSU liability will be adjusted quarterly, based on changes in our stock price, through the end of the vesting period.
The following table presents a summary of our liability-classified awards:

		Grant Date Fair Value	March 31, 2019
	Units		Fair Value	Vested Liability
		($ in millions)	($ in millions)
2019 PSU Awards:
Payable 2020, 2021 and 2022	5,359,249	$16	$17	$—
2018 PSU Awards:
Payable 2020 and 2021	2,639,765	$8	$8	$—
2017 PSU Awards:
Payable 2020	1,217,774	$8	$4	$2
2018 CRSU Awards:
Payable 2020 and 2021	9,732,557	$29	$30	$—

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

We recognized the following compensation costs, net of actual forfeitures, related to our liability-classified awards for the Current Quarter and the Prior Quarter.

	Three Months Ended March 31,
	2019	2018
	($ in millions)
General and administrative expenses	$9	$1
Oil and natural gas properties	1	—
Oil, natural gas and NGL production expenses	3	—
Exploration expenses	1	—
Total liability-classified awards compensation	$14	$1

13.	Derivative and Hedging Activities
We use derivative instruments to reduce our exposure to fluctuations in future commodity prices and to protect our expected operating cash flow against significant market movements or volatility. All of our oil, natural gas and NGL derivative instruments are net settled based on the difference between the fixed-price payment and the floating-price payment, resulting in a net amount due to or from the counterparty. None of our open oil, natural gas or NGL derivative instruments were designated for hedge accounting as of March 31, 2019 or December 31, 2018.
Oil, Natural Gas and NGL Derivatives
As of March 31, 2019 and December 31, 2018, our oil, natural gas and NGL derivative instruments consisted of the following types of instruments:

•
Swaps: We receive a fixed price and pay a floating market price to the counterparty for the hedged commodity. In exchange for higher fixed prices on certain of our swap trades, we may sell call options and call swaptions.

•
Options: We occasionally sell and buy call and put options in exchange for a premium. At the time of settlement, if the market price exceeds the fixed price of the call option, we pay the counterparty the excess on sold call options and we receive the excess on bought call options. At the time of settlement, if the market price is lower than the fixed price of the put option, we receive the difference on bought put options and pay the counterparty the difference on sold put options. If the market price settles below the fixed price of the call option or above the fixed price of the put option, no payment is due from either party.

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

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The estimated fair values of our oil, natural gas and NGL derivative instrument assets (liabilities) as of March 31, 2019 and December 31, 2018 are provided below:

	March 31, 2019		December 31, 2018
	Notional Volume	Fair Value	Notional Volume	Fair Value
		($ in millions)		($ in millions)
Oil (mmbbl):
Fixed-price swaps	21	$(31)	12	$157
Collars	6	24	8	98
Call swaptions	2	(7)	—	—
Put options	2	(5)	—	—
Basis protection swaps	6	4	7	5
Total oil	37	(15)	27	260
Natural gas (bcf):
Fixed-price swaps	594	21	623	26
Three-way collars	66	3	88	1
Collars	28	—	55	(3)
Call options	39	—	44	—
Call swaptions	106	(18)	106	(9)
Basis protection swaps	38	(1)	50	—
Total natural gas	871	5	966	15
Contingent consideration:
Utica divestiture		7		7
Total estimated fair value		$(3)		$282
We have terminated certain commodity derivative contracts that were previously designated as cash flow hedges for which the original contract months are yet to occur. See further discussion below under Effect of Derivative Instruments – Accumulated Other Comprehensive Income (Loss).
Contingent Consideration Arrangements
In 2018, we sold our Utica Shale position to EAP Ohio, LLC (“Encino”). The purchase and sale agreement with Encino provides for additional contingent payments to us of up to $100 million comprised of $50 million in consideration in each case if, on or prior to December 31, 2019, there is a period of twenty (20) trading days out of a period of thirty (30) consecutive trading days where (i) the average of the NYMEX natural gas strip prices for the months comprising the year 2022 equals or exceeds $3.00/mmbtu as calculated pursuant to the purchase agreement, and (ii) the average of the NYMEX natural gas strip price for the months comprising the year 2023 equals or exceeds $3.25/mmbtu as calculated pursuant to the purchase and sale agreement.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Effect of Derivative Instruments – Condensed Consolidated Balance Sheets
The following table presents the fair value and location of each classification of derivative instrument included in the condensed consolidated balance sheets as of March 31, 2019 and December 31, 2018 on a gross basis and after same-counterparty netting:

Balance Sheet Classification	Gross Fair Value	Amounts Netted in the Consolidated Balance Sheets	Net Fair Value Presented in the Consolidated Balance Sheet
	($ in millions)
As of March 31, 2019
Commodity Contracts:
Short-term derivative asset	$69	$(51)	$18
Long-term derivative asset	61	(13)	48
Short-term derivative liability	(112)	51	(61)
Long-term derivative liability	(28)	13	(15)
Contingent Consideration:
Short-term derivative asset	7	—	7
Total derivatives	$(3)	$—	$(3)

As of December 31, 2018
Commodity Contracts:
Short-term derivative asset	$306	$(104)	$202
Long-term derivative asset	117	(41)	76
Short-term derivative liability	(107)	104	(3)
Long-term derivative liability	(41)	41	—
Contingent Consideration:
Short-term derivative asset	7	—	7
Total derivatives	$282	$—	$282

Effect of Derivative Instruments – Condensed Consolidated Statements of Operations
The components of oil, natural gas and NGL revenues for the Current Quarter and the Prior Quarter are presented below:

	Three Months Ended March 31,
	2019	2018
	($ in millions)
Oil, natural gas and NGL revenues	$1,230	$1,360
Losses on undesignated oil, natural gas and NGL derivatives	(291)	(107)
Losses on terminated cash flow hedges	(10)	(10)
Total oil, natural gas and NGL revenues	$929	$1,243

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The components of marketing revenues for the Current Quarter and the Prior Quarter are presented below:

	Three Months Ended March 31,
	2019	2018
	($ in millions)
Marketing revenues	$1,235	$1,246
Losses on undesignated marketing natural gas derivatives	(2)	—
Total marketing revenues	$1,233	$1,246
Gains as result of changes in the fair value of our contingent consideration arrangements are recognized in gains on sales of assets in the condensed consolidated statement of operations.

Effect of Derivative Instruments – Accumulated Other Comprehensive Income (Loss)
A reconciliation of the changes in accumulated other comprehensive income (loss) in our condensed consolidated statements of stockholders’ equity related to our cash flow hedges is presented below:

	Three Months Ended March 31,
	2019		2018
	Before Tax	After Tax	Before Tax	After Tax
	($ in millions)
Balance, beginning of period	$(80)	$(23)	$(114)	(57)
Losses reclassified to income	10	10	10	10
Balance, end of period	$(70)	$(13)	(104)	(47)
The accumulated other comprehensive loss as of March 31, 2019 represents the net deferred loss associated with commodity derivative contracts that were previously designated as cash flow hedges for which the original contract months are yet to occur. Remaining deferred gain or loss amounts will be recognized in earnings in the month for which the original contract months are to occur. As of March 31, 2019, we expect to transfer approximately $34 million of net loss included in accumulated other comprehensive income to net income (loss) during the next 12 months. The remaining amounts will be transferred by December 31, 2022.
Credit Risk Considerations
Our derivative instruments expose us to our counterparties’ credit risk. To mitigate this risk, we enter into derivative contracts only with counterparties that have a high credit rating or are deemed by us to have acceptable credit strength, and are deemed by management to be competent and competitive market-makers, and we attempt to limit our exposure to non-performance by any single counterparty. As of March 31, 2019, our oil, natural gas and NGL derivative instruments were spread among 15 counterparties.
Hedging Arrangements
Certain of our hedging arrangements are with counterparties that are also lenders (or affiliates of lenders) under the Chesapeake revolving credit facility and/or the BVL revolving credit facility. The contracts entered into with these counterparties are secured by the same collateral that secures the revolving credit facilities. In addition, we enter into bilateral hedging agreements with other counterparties. The counterparties’ and our obligations under the bilateral hedging agreements must be secured by cash or letters of credit to the extent that any mark-to-market amounts owed to us or by us exceed defined thresholds. As of March 31, 2019, we posted an insignificant amount in letters of credit as collateral for our commodity derivatives. No cash was posted as collateral for our commodity derivatives.

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
The following table provides information for financial assets (liabilities) measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
		($ in millions)
As of March 31, 2019
Derivative Assets (Liabilities):
Commodity assets	$—	$89	$27	$116
Commodity liabilities	—	(102)	(24)	(126)
Utica divestiture contingent consideration	—	—	7	7
Total derivatives	$—	$(13)	$10	$(3)

As of December 31, 2018
Derivative Assets (Liabilities):
Commodity assets	$—	$319	$103	$422
Commodity liabilities	—	(131)	(16)	(147)
Utica divestiture contingent consideration	—	—	7	7
Total derivatives	$—	$188	$94	$282

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

A summary of the changes in the fair values of our financial assets (liabilities) classified as Level 3 during the Current Quarter and the Prior Quarter is presented below:

	Commodity Derivatives	Utica Contingent Consideration
	($ in millions)
Balance, as of January 1, 2019	$87	$7
Total gains (losses) (realized/unrealized):
Included in earnings(a)	(88)	—
Total purchases, issuances, sales and settlements:
Settlements	4	—
Balance, as of March 31, 2019	$3	$7

Balance, as of January 1, 2018	$(15)	$—
Total gains (losses) (realized/unrealized):
Included in earnings(a)	(8)	—
Total purchases, issuances, sales and settlements:
Settlements	(1)	—
Balance, as of March 31, 2018	$(24)	$—
___________________________________________

(a)		Commodity Derivatives

		2019	2018
		($ in millions)
	Total gains (losses) included in earnings for the period	$(88)	$(8)
	Change in unrealized gains (losses) related to assets still held at reporting date	$(84)	$(10)
Qualitative and Quantitative Disclosures about Unobservable Inputs for Level 3 Fair Value Measurements
The significant unobservable inputs for Level 3 derivative contracts include market volatility. Changes in market volatility impact the fair value measurement of our derivative contracts, which is based on an estimate derived from option models. For example, an increase or decrease in the forward prices and volatility of oil and natural gas prices decreases or increases the fair value of oil and natural gas derivatives. The following table presents quantitative information about Level 3 inputs used in the fair value measurement of our commodity derivative contracts at fair value as of March 31, 2019:

Instrument Type	Unobservable Input	Range	Weighted Average	Fair Value March 31, 2019
				($ in millions)
Oil trades	Oil price volatility curves	12.58% – 26.61%	22.44%	$17
Natural gas trades	Natural gas price volatility curves	19.91% – 54.81%	20.11%	$(14)

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

14.	Investments
In the Current Quarter in connection with the acquisition of WildHorse, we obtained a 50% membership interest in JWH Midstream LLC (JWH). The carrying value of our investment in JWH, which is being accounted for as an equity method investment, was approximately $17 million as of March 31, 2019.
In the Prior Quarter, FTS International, Inc. (NYSE: FTSI) completed an initial public offering. Due to the offering, the ownership percentage of our equity method investment in FTSI decreased from approximately 29% to 24% and resulted in a gain of approximately $78 million. In addition, we sold approximately 4.3 million shares of FTSI in the offering for net proceeds of approximately $74 million and recognized a gain of approximately $61 million decreasing our ownership percentage to approximately 20%. We continue to hold approximately 22.0 million shares in the publicly traded company.

15.	Other Operating Expenses
In the Current Quarter, we recorded approximately $23 million of costs related to our acquisition of WildHorse which included financial advisory fees, legal fees and travel and lodging expenses. Additionally, we recorded approximately $38 million of severance expense as a result of the acquisition of WildHorse. A majority of the WildHorse executives and employees were terminated. These executives and employees were entitled to severance benefits in accordance with existing employment agreements.

16.	Restructuring and Other Termination Costs
On January 30, 2018, we underwent a reduction in workforce impacting approximately 13% of employees across all functions, primarily on our Oklahoma City campus. In connection with the reduction, we incurred a total charge in the Prior Quarter of approximately $38 million for one-time termination benefits.

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
Financial Assets (Liabilities). The following table provides fair value measurement information for the above-noted financial assets (liabilities) measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
	($ in millions)
As of March 31, 2019
Financial Assets (Liabilities):
Other current assets	$43	$—	$—	$43
Other current liabilities	(44)	—	—	(44)
Total	$(1)	$—	$—	$(1)

As of December 31, 2018
Financial Assets (Liabilities):
Other current assets	$50	$—	$—	$50
Other current liabilities	(51)	—	—	(51)
Total	$(1)	$—	$—	$(1)
See Note 6 for information regarding fair value measurement of our debt instruments. See Note 13 for information regarding fair value measurement of our derivatives.

18.	Condensed Consolidating Financial Information
Chesapeake Energy Corporation is a holding company, owns no operating assets and has no significant operations independent of its subsidiaries. Our obligations under our outstanding senior notes, convertible senior notes and Chesapeake revolving credit facility listed in Note 6 are fully and unconditionally guaranteed, jointly and severally, by certain of our 100% owned subsidiaries. Our BVL subsidiaries are not guarantors of Chesapeake’s indebtedness and are subject to covenants under the BVL credit agreement and BVL indenture. Subsidiaries with noncontrolling interests, consolidated variable interest entities and certain de minimis subsidiaries are also non-guarantors.
The tables below are condensed consolidating financial statements for Chesapeake Energy Corporation (parent) on a stand-alone, unconsolidated basis, and its combined guarantor and combined non-guarantor subsidiaries as of March 31, 2019 and December 31, 2018 and for the three months ended March 31, 2019 and 2018. This financial information may not necessarily be indicative of our results of operations, cash flows or financial position had these subsidiaries operated as independent entities.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF MARCH 31, 2019
($ in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$3	$1	$6	$(2)	$8
Other current assets	53	1,208	96	—	1,357
Intercompany receivable, net	6,350	—	—	(6,350)	—
Total Current Assets	6,406	1,209	102	(6,352)	1,365
PROPERTY AND EQUIPMENT:
Oil and natural gas properties at cost, based on successful efforts accounting, net	—	9,673	4,094	—	13,767
Other property and equipment, net	—	1,077	79	—	1,156
Property and equipment held for sale, net	—	16	—	—	16
Total Property and Equipment, Net	—	10,766	4,173	—	14,939
LONG-TERM ASSETS:
Other long-term assets	347	245	51	(310)	333
Investments in subsidiaries and intercompany advances	5,692	2,328	—	(8,020)	—
TOTAL ASSETS	$12,445	$14,548	$4,326	$(14,682)	$16,637

CURRENT LIABILITIES:
Current liabilities	$521	$2,203	$208	$(2)	$2,930
Intercompany payable, net	—	6,350	—	(6,350)	—
Total Current Liabilities	521	8,553	208	(6,352)	2,930
LONG-TERM LIABILITIES:
Long-term debt, net	7,775	—	1,392	—	9,167
Other long-term liabilities	52	303	357	(310)	402
Total Long-Term Liabilities	7,827	303	1,749	(310)	9,569
EQUITY:
Chesapeake stockholders’ equity	4,097	5,692	2,328	(8,020)	4,097
Noncontrolling interests	—	—	41	—	41
Total Equity	4,097	5,692	2,369	(8,020)	4,138
TOTAL LIABILITIES AND EQUITY	$12,445	$14,548	$4,326	$(14,682)	$16,637

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2018
($ in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$4	$1	$1	$(2)	$4
Other current assets	60	1,532	2	—	1,594
Intercompany receivable, net	6,671	—	—	(6,671)	—
Total Current Assets	6,735	1,533	3	(6,673)	1,598
PROPERTY AND EQUIPMENT:
Oil and natural gas properties at cost, based on successful efforts accounting, net	—	9,664	48	—	9,712
Other property and equipment, net	—	1,091	—	—	1,091
Property and equipment held for sale, net	—	15	—	—	15
Total Property and Equipment, Net	—	10,770	48	—	10,818
LONG-TERM ASSETS:
Other long-term assets	26	293	—	—	319
Investments in subsidiaries and intercompany advances	3,248	9	—	(3,257)	—
TOTAL ASSETS	$10,009	$12,605	$51	$(9,930)	$12,735

CURRENT LIABILITIES:
Current liabilities	$523	$2,365	$1	$(2)	$2,887
Intercompany payable, net	—	6,671	—	(6,671)	—
Total Current Liabilities	523	9,036	1	(6,673)	2,887
LONG-TERM LIABILITIES:
Long-term debt, net	7,341	—	—	—	7,341
Other long-term liabilities	53	321	—	—	374
Total Long-Term Liabilities	7,394	321	—	—	7,715
EQUITY:
Chesapeake stockholders’ equity	2,092	3,248	9	(3,257)	2,092
Noncontrolling interests	—	—	41	—	41
Total Equity	2,092	3,248	50	(3,257)	2,133
TOTAL LIABILITIES AND EQUITY	$10,009	$12,605	$51	$(9,930)	$12,735

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2019
($ in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Oil, natural gas and NGL	$—	$850	$79	$—	$929
Marketing	—	1,233	—	—	1,233
Total Revenues	—	2,083	79	—	2,162
Other	—	15	—	—	15
Gains on sales of assets	—	19	—	—	19
Total Revenues and Other	—	2,117	79	—	2,196
OPERATING EXPENSES:
Oil, natural gas and NGL production	—	117	15	—	132
Oil, natural gas and NGL gathering, processing and transportation	—	269	5	—	274
Production taxes	—	28	6	—	34
Exploration	—	20	4	—	24
Marketing	—	1,230	—	—	1,230
General and administrative	—	85	18	—	103
Provision for legal contingencies, net	—	—	—	—	—
Depreciation, depletion and amortization	—	435	84	—	519
Impairments	—	1	—	—	1
Other operating income	—	23	38	—	61
Total Operating Expenses	—	2,208	170	—	2,378
INCOME FROM OPERATIONS	—	(91)	(91)	—	(182)
OTHER INCOME (EXPENSE):
Interest expense	(154)	5	(12)	—	(161)
Losses on investments	—	—	(1)	—	(1)
Other income	—	9	—	—	9
Equity in net earnings of subsidiary	(177)	(100)	—	277	—
Total Other Expense	(331)	(86)	(13)	277	(153)
LOSS BEFORE INCOME TAXES	(331)	(177)	(104)	277	(335)
INCOME TAX BENEFIT	(310)	—	(4)	—	(314)
NET LOSS	(21)	(177)	(100)	277	(21)
Net income attributable to noncontrolling interests	—	—	—	—	—
NET LOSS ATTRIBUTABLE TO CHESAPEAKE	(21)	(177)	(100)	277	(21)
Other comprehensive income	—	10	—	—	10
COMPREHENSIVE LOSS ATTRIBUTABLE TO CHESAPEAKE	$(21)	$(167)	$(100)	$277	$(11)

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2018
($ in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Oil, natural gas and NGL	$—	$1,238	$5	$—	$1,243
Marketing	—	1,246	—	—	1,246
Total Revenues	—	2,484	5	—	2,489
Other	—	16	—	—	16
Gains on sales of assets	—	19	—	—	19
Total Revenues and Other	—	2,519	5	—	2,524
OPERATING EXPENSES:
Oil, natural gas and NGL production	—	147	—	—	147
Oil, natural gas and NGL gathering, processing and transportation	—	355	1	—	356
Production taxes	—	31	—	—	31
Exploration	—	81	—	—	81
Marketing	—	1,268	—	—	1,268
General and administrative	—	87	—	—	87
Restructuring and other termination costs	—	38	—	—	38
Provision for legal contingencies, net	—	5	—	—	5
Depreciation, depletion and amortization	—	457	2	—	459
Impairments	—	10	—	—	10
Total Operating Expenses	—	2,479	3	—	2,482
INCOME FROM OPERATIONS	—	40	2	—	42
OTHER INCOME (EXPENSE):
Interest expense	(162)	—	—	—	(162)
Gains on investments	—	139	—	—	139
Other expense	—	(1)	—	—	(1)
Equity in net earnings of subsidiary	179	1	—	(180)	—
Total Other Income (Expense)	17	139	—	(180)	(24)
INCOME BEFORE INCOME TAXES	17	179	2	(180)	18
INCOME TAX EXPENSE	—	—	—	—	—
NET INCOME	17	179	2	(180)	18
Net income attributable to noncontrolling interests	—	—	(1)	—	(1)
NET INCOME ATTRIBUTABLE TO CHESAPEAKE	17	179	1	(180)	17
Other comprehensive income	—	10	—	—	10
COMPREHENSIVE INCOME ATTRIBUTABLE TO CHESAPEAKE	$17	$189	$1	$(180)	$27

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2019
($ in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Cash Provided By Operating Activities	$—	$421	$36	$(1)	$456

CASH FLOWS FROM INVESTING ACTIVITIES:
Drilling and completion costs	—	(406)	(109)	—	(515)
Business combination, net	—	(381)	28	—	(353)
Acquisitions of proved and unproved properties	—	(6)	—	—	(6)
Proceeds from divestitures of proved and unproved properties	—	26	—	—	26
Additions to other property and equipment	—	(6)	(3)	—	(9)
Other investing activities	—	1	—	—	1
Net Cash Used In Investing Activities	—	(772)	(84)	—	(856)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility borrowings	3,449	—	123	—	3,572
Payments on revolving credit facility borrowings	(3,026)	—	(110)	—	(3,136)
Cash paid to purchase debt	(1)	—	—	—	(1)
Cash paid for preferred stock dividends	(23)	—	—	—	(23)
Other financing activities	(7)	(1)	(1)	1	(8)
Intercompany advances, net	(393)	352	41	—	—
Net Cash Provided By (Used In) Financing Activities	(1)	351	53	1	404
Net increase (decrease) in cash and cash equivalents	(1)	—	5	—	4
Cash and cash equivalents, beginning of period	4	1	1	(2)	4
Cash and cash equivalents, end of period	$3	$1	$6	$(2)	$8

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2018
($ in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Cash Provided By Operating Activities	$78	$509	$5	$(4)	$588

CASH FLOWS FROM INVESTING ACTIVITIES:
Drilling and completion costs	—	(420)	—	—	(420)
Acquisitions of proved and unproved properties	—	(17)	—	—	(17)
Proceeds from divestitures of proved and unproved properties	—	319	—	—	319
Additions to other property and equipment	—	(3)	—	—	(3)
Other investing activities	—	142	—	—	142
Net Cash Provided by Investing Activities	—	21	—	—	21

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility borrowings	2,904	—	—	—	2,904
Payments on revolving credit facility borrowings	(3,485)	—	—	—	(3,485)
Cash paid for preferred stock dividends	(23)	—	—	—	(23)
Other financing activities	25	(2)	(4)	(25)	(6)
Intercompany advances, net	530	(528)	(2)	—	—
Net Cash Used In Financing Activities	(49)	(530)	(6)	(25)	(610)
Net increase (decrease) in cash and cash equivalents	29	—	(1)	(29)	(1)
Cash and cash equivalents, beginning of period	5	1	2	(3)	5
Cash and cash equivalents, end of period	$34	$1	$1	$(32)	$4

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

19.	Subsequent Events
On April 3, 2019, we issued at par approximately $919 million of 8.00% Senior Notes due 2026 (“2026 notes”) pursuant to a private exchange offer for the following outstanding senior unsecured notes:

Amount of Notes Exchanged
($ in millions)
6.625% senior notes due 2020	$229
6.875% senior notes due 2020	134
6.125% senior notes due 2021	381
5.375% senior notes due 2021	140
Total	$884
We may redeem some or all of the 2026 notes at any time prior to March 15, 2022 at a price equal to 100% of the principal amount of the notes to be redeemed plus a “make-whole” premium. At any time prior to March 15, 2022, we also may redeem up to 35% of the aggregate principal amount of each series of notes with an amount of cash not greater than the net cash proceeds of certain equity offerings at a specified redemption price. In addition, we may redeem some or all of the 2026 notes at any time on or after March 15, 2022 at the redemption prices in accordance with the terms of the notes, the indenture and supplemental indenture governing the notes. These senior notes are unsecured obligations of Chesapeake and rank equally in right of payment with all of our other existing and future senior unsecured indebtedness and rank senior in right of payment to all of our future subordinated indebtedness. Our obligations under the senior notes are jointly and severally, fully and unconditionally guaranteed by all of our wholly owned subsidiaries that guarantee the Chesapeake revolving credit facility and certain other unsecured senior notes.
On April 15, 2019, we repaid upon maturity $380 million principal amount of our Floating Rate Senior Notes due April 2019 with borrowings from our Chesapeake revolving credit facility.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
The following discussion should be read together with the condensed consolidated financial statements included in Item 1 of Part I of this report and our Form 8-K dated May 9, 2019.
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
Our strategy is to create shareholder value through the development of our significant resource plays. We continue to focus on reducing debt, increasing cash provided by operating activities, improving margins through financial discipline and operating efficiencies and maintaining exceptional environmental and safety performance. To accomplish these goals, we intend to allocate our capital expenditures to projects we believe offer the highest return regardless of the commodity price environment, to deploy leading drilling and completion technology throughout our portfolio, and to take advantage of acquisition and divestiture opportunities to strengthen our cost structure and our portfolio. Increasing our margins means not only increasing our absolute level of cash flows from operations, but also increasing our cash flows from operations generated per barrel of oil equivalent production. We continue to seek opportunities to reduce cash costs (production, gathering, processing and transportation and general and administrative) through operational efficiencies, including but not limited to improving our production volumes from existing wells.
Looking into the remainder of 2019, we are confident in our ability to drive further competitive performance through the quality of our investments and our capital and operating discipline. We believe that the flexibility and efficiency of our capital program and cost structure and our continued focus on safety and environmental stewardship will provide opportunities to create value for our shareholders and us.
In 2019, our focus remains concentrated on four strategic priorities:

•	reduce total leverage to achieve long-term net debt/EBITDAX of 2x;

•	increase net cash provided by operating activities to fund capital expenditures;

•	improve margins through financial discipline and operating efficiencies; and

•	maintain industry leading environmental and safety performance.
During the Current Quarter, we changed our method of accounting for our oil and natural gas exploration and development activities from the full cost method to the successful efforts method of accounting. Financial information for all periods has been recast to reflect retrospective application of the successful efforts method of accounting. See Note 1 of the notes to our condensed consolidated financial statements included in Item 1 of this 10-Q for further discussion of the change in accounting principle.

Overview
The transformation of Chesapeake over the past five years has been significant and our progress has continued in 2019. We believe our recent accomplishments and achievements have made our company stronger. Highlights include the following:

•
acquired WildHorse, an oil and gas company with operations in the Eagle Ford Shale and Austin Chalk formations in southeast Texas, for approximately 717.4 million shares of our common stock and $381 million in cash, and the acquisition of WildHorse’s debt of $1.4 billion as of February 1, 2019. We anticipate the acquisition to materially increase our oil production and enhance our oil production mix as well as significantly reduce costs due to operational synergies that we believe the combined company will achieve. We expect that the WildHorse Merger will provide substantial cost savings with $200 million to $280 million in projected average annual savings, totaling $1 billion to $1.5 billion by 2023, due to operational and capital efficiencies as a result of Chesapeake’s significant expertise with unconventional assets and technical and operational excellence;

•
extended our debt maturity profile by privately exchanging approximately $884 million aggregate principal amount of our existing senior notes due in 2020 and 2021 for approximately $919 million aggregate principal amount of new 8.00% Senior Notes due 2026; and

•
improved our cost structure in the Current Quarter compared to the Prior Quarter by reducing combined production, general and administrative, and gathering, processing and transportation expenses by $81 million, or 14%. The primary driver in the reduction is lower gathering, processing and transportation expenses due to certain 2018 divestitures.

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
As of March 31, 2019, we had a cash balance of $8 million compared to $4 million as of December 31, 2018, and we had a net working capital deficit of $1.565 billion as of March 31, 2019, compared to a net working capital deficit of $1.289 billion as of December 31, 2018. As of December 31, 2018 and March 31, 2019, our working capital deficit included $380 million of debt due in the next 12 months. As of March 31, 2019, we had $2.097 billion of borrowing capacity available under our Chesapeake revolving credit facility, with outstanding borrowings of $842 million and $61 million utilized for various letters of credit. Additionally, as of March 31, 2019, we had $565 million of borrowing capacity available under our BVL revolving credit facility with outstanding borrowings of $688 million and $47 million utilized as a letter of credit. See Note 6 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion of our debt obligations, including principal and carrying amounts of our notes.
Although we have taken measures to mitigate liquidity concerns over the next 12 months, there can be no assurance that these measures will be sufficient for periods beyond the next 12 months. We closely monitor the amounts and timing of our sources and uses of funds, particularly as they affect our ability to maintain compliance with the financial covenants of our revolving credit facilities. Furthermore, our ability to generate operating cash flow in the current commodity price environment, sell assets, access capital markets or take any other action to improve our liquidity and manage our debt is subject to the risks discussed above and the other risks and uncertainties that exist in our industry, some of which we may not be able to anticipate or control at this time.

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
We utilize various oil, natural gas and NGL derivative instruments to protect a portion of our cash flow against downside risk. As of May 3, 2019, including April and May derivative contracts that have settled, approximately 70% of our forecasted oil, natural gas and NGL production revenue was hedged, including 70% and 80% of our forecasted 2019 oil and natural gas production average prices of $58.75 per barrel and $2.83 per mcf, respectively.

Oil Derivatives(a)
Year	Type of Derivative Instrument	Notional Volume	Average NYMEX Price
		(mmbbls)
2019	Swaps	17	$59.38
2019	Two-way collars	4	$58.00/$67.75
2019	Basis protection swaps	6	$5.69
2019	Puts	2	$54.08
2020	Swaps	11	$59.32
2020	Two-way collars	2	$65.00/$83.25
2020	Swaptions(b)	4	$62.45
Natural Gas Derivatives(a)
Year	Type of Derivative Instrument	Notional Volume	Average NYMEX Price
		(bcf)
2019	Swaps	344	$2.84
2019	Two-way collars	28	$2.75/$2.91
2019	Three-way collars	66	$2.50/$2.80/$3.10
2019	Calls	17	$12.00
2019	Basis protection swaps	38	($0.62)
2020	Swaps	250	$2.75
2020	Call swaptions(c)	106	$2.77
2020	Calls	22	$12.00
___________________________________________

(a)	Includes amounts settled in April and May 2019.

(b)	Call options expire June 7, 2019 and December 31, 2019.

(c)	Call options expire December 31, 2019.
See Note 13 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion of derivatives and hedging activities.
Debt
We are committed to reducing total leverage to achieve long-term net debt/EBITDAX of 2x. To accomplish these goals, we intend to allocate our capital expenditures to projects we believe offer the highest return regardless of the commodity price environment, to deploy leading drilling and completion technology throughout our portfolio, and to take advantage of acquisition and divestiture opportunities to strengthen our cost structure and our portfolio. Increasing our margins means not only increasing our absolute level of cash flows from operations, but also increasing our cash flows from operations generated per barrel of oil equivalent production. We continue to seek opportunities to reduce cash costs (production, gathering, processing and transportation and general and administrative), improve our production volumes from existing wells, and achieve additional operating and capital efficiencies with a focus on growing our oil volumes.
We may continue to use a combination of cash, borrowings and issuances of our common stock or other securities and the proceeds from asset sales to retire our outstanding debt and/or preferred stock through privately negotiated transactions, open market repurchases, redemptions, exchanges, tender offers or otherwise, but we are under no obligation to do so.
Chesapeake Revolving Credit Facility
The Chesapeake revolving credit facility is currently subject to a $3.0 billion borrowing base that matures in September 2023. As of March 31, 2019, we had $2.097 billion of borrowing capacity available under our revolving credit facility. Our next borrowing base redetermination is scheduled for the second quarter of 2019. As of March 31, 2019, we had outstanding borrowings of $842 million under the revolving credit facility and had used $61 million of the revolving credit facility for various letters of credit. Borrowings under the facility bear interest at a variable rate. See Note 6 of the notes to our condensed consolidated financial statements included in Item 1 of this report for further discussion of the terms of the Chesapeake revolving credit facility. As of March 31, 2019, we were in compliance with all applicable financial covenants under the credit agreement. Our total leverage ratio was approximately 3.41 to 1.00, our first lien secured leverage ratio was approximately 0.36 to 1.00 and our interest coverage ratio was approximately 3.88 to 1.00.
BVL Revolving Credit Facility
The BVL revolving credit facility is currently subject to a $1.3 billion borrowing base that matures in December 2021. Our next scheduled borrowing base redetermination is scheduled for the second quarter of 2019. As of March 31, 2019, we had $565 million of borrowing capacity available under the BVL revolving credit facility, with outstanding borrowings of $688 million and $47 million utilized as a letter of credit. Borrowings under the facility bear interest at a variable rate. See Note 6 of the notes to our condensed consolidated financial statements included in Item 1 of this report for further discussion of the terms of the BVL revolving credit facility. As of March 31, 2019, we were in compliance with all applicable financial covenants under the credit agreement. Our ratio of net debt to EBITDAX was 2.40 to 1.00 and our ratio of current assets to current liabilities was 3.85 to 1.00 as of March 31, 2019.
Contractual Obligations and Off-Balance Sheet Arrangements
From time to time, we enter into arrangements and transactions that can give rise to contractual obligations and off-balance sheet commitments. As of March 31, 2019, these arrangements and transactions included (i) certain operating lease agreements, (ii) open purchase commitments, (iii) open delivery commitments, (iv) open drilling commitments, (v) undrawn letters of credit, (vi) open gathering and transportation commitments, and (vii) various other commitments we enter into in the ordinary course of business that could result in future cash obligations.
Capital Expenditures
Our 2019 capital expenditures program is expected to generate greater capital efficiency than our 2018 program as we focus on expanding our margins through disciplined investing in the highest-return projects. We have significant control and flexibility over the timing and execution of our development plan, enabling us to reduce our capital spending as needed. Our forecasted 2019 capital expenditures, inclusive of capitalized interest, are $2.1 – $2.3 billion compared to our 2018 capital spending level of $2.1 billion. Management continues to review operational plans for 2019 and beyond, which could result in changes to projected capital expenditures and projected revenues from sales of oil, natural gas and NGL.

Credit Risk
Some of our counterparties have requested or required us to post collateral as financial assurance of our performance under certain contractual arrangements, such as gathering, processing, transportation and hedging agreements. As of May 3, 2019, we have received requests and posted approximately $120 million of collateral related to certain of our marketing and other contracts. We may be requested or required by other counterparties to post additional collateral in an aggregate amount of approximately $377 million, which may be in the form of additional letters of credit, cash or other acceptable collateral. However, we have substantial long-term business relationships with each of these counterparties, and we may be able to mitigate any collateral requests through ongoing business arrangements and by offsetting amounts that the counterparty owes us. Any posting of collateral consisting of cash or letters of credit reduces availability under our revolving credit facility and negatively impacts our liquidity.
Sources of Funds
The following table presents the sources of our cash and cash equivalents for the Current Quarter and the Prior Quarter. See Note 3 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion of divestitures of oil and natural gas assets.

	Three Months Ended March 31,
	2019	2018
	($ in millions)
Cash provided by operating activities	$456	$588
Proceeds from divestitures of proved and unproved properties, net	26	319
Proceeds from revolving credit facility borrowings, net	436	—
Proceeds from sales of other property and equipment, net	1	68
Proceeds from sales of investments	—	74
Total sources of cash and cash equivalents	$919	$1,049
Cash Flows from Operating Activities
Cash provided by operating activities was $456 million in the Current Quarter compared to $588 million in the Prior Quarter. The decrease in the Current Quarter is primarily due to the result of lower prices for the natural gas and NGL we sold and lower volumes of natural gas and NGL sold offset by higher oil prices and volumes sold. Additionally cash provided by operating activities in the Current Quarter included one-time charges for transaction and severance costs of $61 million related to our acquisition of WildHorse. Cash flows from operations are largely affected by the same factors that affect our net income, excluding various non-cash items, such as depreciation, depletion and amortization, certain impairments, gains or losses on sales of assets, deferred income taxes and mark-to-market changes in our open derivative instruments. See further discussion below under Results of Operations.

Uses of Funds
The following table presents the uses of our cash and cash equivalents for the Current Quarter and the Prior Quarter:

	Three Months Ended March 31,
	2019	2018
	($ in millions)
Oil and Natural Gas Expenditures:
Drilling and completion costs	$515	$420
Acquisitions of proved and unproved properties	6	17
Total oil and natural gas expenditures	521	437
Other Uses of Cash and Cash Equivalents:
Payments on revolving credit facility borrowings, net	—	581
Business combination, net	353	—
Additions to other property and equipment	9	3
Cash paid to purchase debt	1	—
Dividends paid	23	23
Other	8	6
Total other uses of cash and cash equivalents	394	613
Total uses of cash and cash equivalents	$915	$1,050
Drilling and Completion Costs
Our drilling and completion costs increased in the Current Quarter compared to the Prior Quarter primarily as a result of increased drilling and completion activity due to increased activity in our oil plays. Our average operated rig count was 20 rigs in the Current Quarter compared to an average operated rig count of 15 rigs in the Prior Quarter and we completed 83 operated wells in the Current Quarter compared to 76 in the Prior Quarter.
Business Combination - Acquisition of WildHorse
In the Current Quarter, we acquired WildHorse for approximately 717.4 million shares of our common stock and $381 million less $28 million of cash held by WildHorse as of the acquisition date. See Note 3 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion of the acquisition.
Dividends
We paid dividends of $23 million on our preferred stock in the Current Quarter and the Prior Quarter. We eliminated common stock dividends in the 2015 third quarter and do not anticipate paying any common stock dividends in the foreseeable future.

Results of Operations
Oil, Natural Gas and NGL Production and Average Sales Prices

	Three Months Ended March 31, 2019
	Oil		Natural Gas		NGL		Total
	mbbl per day	$/bbl	mmcf per day	$/mcf	mbbl per day	$/bbl	mboe per day	%	$/boe
Marcellus	—	—	948	3.54	—	—	158	33	21.23
Haynesville	—	—	759	2.94	—	—	126	26	17.63
Eagle Ford	62	59.77	149	3.58	24	21.69	110	23	42.97
Brazos Valley(a)	23	59.32	23	2.04	3	8.25	30	6	47.55
Powder River Basin	16	50.90	82	3.38	6	18.57	36	7	33.72
Mid-Continent	8	52.75	61	2.82	6	21.69	24	5	30.57
Retained assets(b)	109	57.81	2,022	3.27	39	20.05	484	100	28.23
Divested assets	—	—	1	—	—	—	—	—	6.82
Total	109	57.80	2,023	3.27	39	20.03	484	100%	28.22

	Three Months Ended March 31, 2018
	Oil		Natural Gas		NGL		Total
	mbbl per day	$/bbl	mmcf per day	$/mcf	mbbl per day	$/bbl	mboe per day	%	$/boe
Marcellus	—	—	874	3.74	—	—	146	26	22.45
Haynesville	—	—	832	2.80	—	—	139	25	16.79
Eagle Ford	61	66.16	141	3.30	18	24.72	102	19	48.21
Powder River Basin	7	62.87	47	2.82	3	28.77	18	3	37.66
Mid-Continent	8	61.92	62	2.68	4	26.06	23	4	34.74
Retained assets(b)	76	65.36	1,956	3.25	25	25.38	428	77	28.07
Divested assets	16	60.98	510	2.92	26	25.53	126	23	24.54
Total	92	64.61	2,466	3.18	51	25.45	554	100%	27.27

___________________________________________

(a)	Average production per day since the date of the WildHorse acquisition on February 1, 2019, 59 days, was 35 mbbl, 35 mmcf and 5 mbbl for oil, natural gas and NGL, respectively.
(b) Includes assets retained as of March 31, 2019.

Oil, Natural Gas and NGL Sales

	Three Months Ended March 31,
	2019	2018	Change
	($ in millions)
Oil	$566	$537	5%
Natural gas	595	706	(16)%
NGL	69	117	(41)%
Oil, natural gas and NGL sales	$1,230	$1,360	(10)%
The increase in the price received per boe in the Current Quarter resulted in a $41 million increase in revenues, and decreased sales volumes resulted in a $171 million decrease in revenues, for a total net decrease in revenues of $130 million.
Oil, Natural Gas and NGL Derivatives

	Three Months Ended March 31,
	2019	2018
	($ in millions)
Oil derivatives – realized gains (losses)	$10	$(64)
Oil derivatives – unrealized gains (losses)	(269)	(22)
Total gains (losses) on oil derivatives	(259)	(86)

Natural gas derivatives – realized gains (losses)	(36)	67
Natural gas derivatives – unrealized gains (losses)	(6)	(99)
Total gains (losses) on natural gas derivatives	(42)	(32)

NGL derivatives – realized gains (losses)	—	(1)
NGL derivatives – unrealized gains (losses)	—	2
Total gains (losses) on NGL derivatives	—	1
Total gains (losses) on oil, natural gas and NGL derivatives	$(301)	$(117)
See Note 13 of the notes to our condensed consolidated financial statements included in Item 1 of this report for a discussion of our derivative activity.

Marketing Revenues and Expenses

	Three Months Ended March 31,
	2019	2018	Change
	($ in millions)
Marketing revenues	$1,233	$1,246	(1)%
Marketing expenses	1,230	1,268	(3)%
Marketing gross margin	$3	$(22)	114%
Marketing revenues and expenses decreased in the Current Quarter primarily as a result of decreased oil, natural gas and NGL prices received in our marketing operations. Gross Margin increased due to the marketing services provided to acquirers of our divested wells.
Other Revenue

	Three Months Ended March 31,
	2019	2018	change
	($ in millions)
Other revenue	$15	$16	(6)%
Other revenue relates to the amortization of deferred VPP revenue. Our remaining deferred revenue balance of $107 million will be amortized on a straight-line basis through 2021. See Note 8 of the notes to our condensed consolidated financial statements included in Item 8 of this report for further discussion of our VPP.

Oil, Natural Gas and NGL Production Expenses

	Three Months Ended March 31,
	2019	2018	Change
	($ in millions)
Marcellus	9	9	—%
Haynesville	14	16	(13)%
Eagle Ford	42	48	(13)%
Brazos Valley	14	—	n/a
Powder River Basin	14	12	17%
Mid-Continent	26	27	(4)%
Retained Assets(a)	119	112	6%
Divested Assets	(3)	23	(113)%
Total	116	135	(14)%

Ad valorem tax	16	12	33%

Total oil, natural gas and NGL production expenses	$132	$147	(10)%

	($ per boe)
Marcellus	$0.63	$0.71	(11)%
Haynesville	$1.22	$1.28	(5)%
Eagle Ford	$4.15	$5.21	(20)%
Brazos Valley	$5.38	$—	n/a
Powder River Basin	$4.37	$7.19	(39)%
Mid-Continent	$11.80	$12.73	(7)%
Retained Assets(a)	$2.71	$2.90	(7)%
Divested Assets	$—	$2.03	(100)%
Total	$2.65	$2.70	(2)%

Ad valorem tax	$0.37	$0.24	54%

Total oil, natural gas and NGL production expenses per boe	$3.02	$2.94	3%
___________________________________________
(a) Includes assets retained as of March 31, 2019.
The absolute decrease in the Current Quarter was primarily the result of divesting certain oil and natural gas properties in 2018, partially offset by our acquisition of WildHorse. The per unit increase was primarily the result of our acquisition of WildHorse, coupled with increased ad valorem tax as production increased in the Powder River Basin, partially offset by the effect of divested assets.
Production expenses in the Current Quarter and the Prior Quarter included approximately $3 million and $4 million associated with VPP production volumes, respectively. We anticipate a continued decrease in production expenses associated with VPP production volumes as the contractually scheduled volumes under our remaining VPP agreement decrease and operating efficiencies generally improve.

Oil, Natural Gas, and NGL Gathering, Processing and Transportation Expenses

	Three Months Ended March 31,
	2019	2018
	($ in millions, except per unit)
Oil, natural gas and NGL gathering, processing and transportation expenses	$274	$356
Oil ($ per bbl)	$3.47	$4.18
Natural gas ($ per mcf)	$1.21	$1.27
NGL ($ per bbl)	$5.57	$8.83
Total ($ per boe)	$6.29	$7.15
The absolute and per unit decrease in oil, natural gas and NGL gathering, processing and transportation expenses was primarily due to certain 2018 divestitures.
Production Taxes

	Three Months Ended March 31,
	2019	2018	Change
	($ in millions, except per unit)
Production taxes	$34	$31	10%
Production taxes per boe	$0.78	$0.62	26%
The absolute and per unit increase in production taxes was primarily due to the addition of assets through our acquisition of WildHorse and a legislative increase in the Oklahoma production tax rate in the third quarter of 2018.
Exploration Expenses

	Three Months Ended March 31,
	2019	2018	Change
	($ in millions, except per unit)
Impairments of unproved properties	$18	47	(62)%
Dry hole expense	—	21	(100)%
Geological and geophysical expense and other	6	13	(54)%
Exploration expense	$24	81	(70)%

Exploration expenses per boe	$0.55	$1.62	(66)%
The absolute and per unit decrease for exploration expense was primarily due to fewer impairments of unproved properties recognized in most of our operating areas and no dry hole expense in the Current Quarter.

General and Administrative Expenses

	Three Months Ended March 31,
	2019	2018	Change
	($ in millions, except per unit)
Gross overhead	$195	$188	4%
Allocated to production expenses	(35)	(40)	(13)%
Allocated to marketing expenses	(4)	(6)	(33)%
Allocated to exploration expenses	(4)	(1)	300%
Capitalized general and administrative expenses	(13)	(16)	(19)%
Reimbursed from third parties	(36)	(38)	(5)%
General and administrative expenses, net	$103	$87	18%

General and administrative expenses, net per boe	$2.34	$1.74	34%
Gross and net overhead increased primarily due to the valuation of liability-classified awards within share-based compensation.
Restructuring and Other Termination Costs
On January 30, 2018, we underwent a reduction in workforce impacting approximately 13% of employees across all functions, primarily on our Oklahoma City campus. In connection with the reduction, we incurred a total charge of approximately $38 million in the Prior Quarter for one-time termination benefits. The charge consisted of $33 million in salary expense and $5 million of other termination benefits.
Depreciation, Depletion and Amortization

	Three Months Ended March 31,
	2019	2018	Change
	($ in millions, except per unit)
Depreciation, depletion and amortization	$519	$459	13%
Depreciation, depletion and amortization per boe	$11.90	$9.20	29%
The absolute and per unit increase in the Current Quarter is primarily the result of a higher depletion rate per boe. The increase in depletion rate per boe primarily reflects our acquisition of WildHorse, coupled with our higher concentration of capital deployment in liquids-rich operating areas, which generally involve higher finding costs per boe relative to our gas-rich operating areas, as we focus on expanding our margins through disciplined investing in the highest-return projects.
Other Operating Expense

	Three Months Ended March 31,
	2019	2018
	($ in millions)
Other operating expense	$61	$—
In the Current Quarter, we recorded $23 million of costs related to our acquisition of WildHorse which included financial advisory fees, legal fees and travel and lodging expenses. Additionally, we recorded $38 million of severance expense as a result of our acquisition of WildHorse. A majority of the WildHorse executives and employees were terminated. These executives and employees were entitled to severance benefits in accordance with existing employment agreements.

Interest Expense

	Three Months Ended March 31,
	2019	2018
	($ in millions, except per unit)
Interest expense on senior notes	$144	$144
Interest expense on term loan	—	28
Amortization of loan discount, issuance costs and other	6	8
Amortization of premium	—	(24)
Interest expense on revolving credit facilities	17	10
Realized gains on interest rate derivatives	(1)	(1)
Unrealized losses on interest rate derivatives	1	1
Capitalized interest	(6)	(4)
Total interest expense	$161	$162

Interest expense per boe(a)	$3.67	$3.25

Average senior notes borrowings	$8,207	$7,967
Average credit facilities borrowings	$1,021	$598
Average term loan borrowings	$—	$1,233
___________________________________________

(a)
Includes the effects of realized (gains) losses from interest rate derivatives, excludes the effects of unrealized (gains) losses from interest rate derivatives and is shown net of amounts capitalized.

The decrease in interest expense on the term loan is due to the repurchase of our term loan in the third quarter of 2018. The decrease in amortization of premium is due to the repurchase of our senior secured second lien notes in the fourth quarter of 2018. The increase in interest expense on revolving credit facilities is due to interest on the BVL revolving credit facility assumed in the WildHorse acquisition.
Gains on Investments
In the Prior Quarter, we recognized $139 million of gains related to our equity investment in FTSI, including the sale of a portion of that investment. See Note 14 of the notes to our condensed consolidated financial statements included in Item 1 of this report for further discussion.
Income Tax Expense (Benefit)
We recorded a $314 million income tax benefit in the Current Quarter compared to no income tax expense or benefit in the Prior Quarter. Our effective income tax rate was 93.7% for the Current Quarter due to the partial release of the valuation allowance associated with our acquisition of WildHorse compared to 0.0% for the Prior Quarter. Our effective tax rate can fluctuate as a result of the impact of various items, including state income taxes, permanent differences, tax law changes and adjustments to the valuation allowance. For the Current Quarter, our estimated annual effective tax rate, which excludes the impact of discrete items, was 0.0% as a result of having a full valuation allowance against our net deferred tax asset. See Note 11 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for a discussion of income taxes.
Forward-Looking Statements
This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. Forward-looking statements include our current expectations or forecasts of future events, including matters relating to our ability to meet debt service requirements, cost savings due to operational and capital efficiencies related to the WildHorse Merger and the other items discussed in the Introduction to Item 2 of this report. In this context, forward-looking statements often address our expected future business, financial performance and financial condition, and often contain words such as "expect," “could,” “may,” "anticipate," "intend,"

"plan," “ability,” "believe," "seek," "see," "will," "would," “estimate,” “forecast,” "target," “guidance,” “outlook,” “opportunity” or “strategy.”
Although we believe the expectations and forecasts reflected in our forward-looking statements are reasonable, they are inherently subject to numerous risks and uncertainties, most of which are difficult to predict and many of which are beyond our control. No assurance can be given that such forward-looking statements will be correct or achieved or that the assumptions are accurate or will not change over time. Particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include:

•	the volatility of oil, natural gas and NGL prices;

•	uncertainties inherent in estimating quantities of oil, natural gas and NGL reserves and projecting future rates of production and the amount and timing of development expenditures;

•	our ability to replace reserves and sustain production;

•	drilling and operating risks and resulting liabilities;

•	our ability to generate profits or achieve targeted results in drilling and well operations;

•	the limitations our level of indebtedness may have on our financial flexibility;

•	our inability to access the capital markets on favorable terms;

•	the availability of cash flows from operations and other funds to finance reserve replacement costs or satisfy our debt obligations;

•	adverse developments or losses from pending or future litigation and regulatory proceedings, including royalty claims;

•	effects of environmental protection laws and regulation on our business;

•	terrorist activities and/or cyber-attacks adversely impacting our operations;

•	effects of acquisitions and dispositions, including our acquisition of WildHorse and our ability to realize related synergies and cost savings;

•	effects of purchase price adjustments and indemnity obligations; and

•	other factors that are described under Risk Factors in Item 1A of our 2018 Form 10-K.
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

Information About Us
Investors should note that we make available, free of charge on our website at chk.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We also furnish quarterly, annual, and current reports for certain of our subsidiaries free of charge on our website at chk.com. We also post announcements, updates, events, investor information and presentations on our website in addition to copies of all recent news releases. We may use the Investors section of our website to communicate with investors. It is possible that the financial and other information posted there could be deemed to be material information. Documents and information on our website are not incorporated by reference herein.
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
Our general strategy for protecting short-term cash flows and attempting to mitigate exposure to adverse oil, natural gas and NGL price changes is to hedge into strengthening oil, natural gas and NGL futures markets when prices reach levels that management believes are unsustainable for the long term, have material downside risk in the short term or provide reasonable rates of return on our invested capital. Information we consider in forming an opinion about future prices includes general economic conditions, industrial output levels and expectations, producer breakeven cost structures, liquefied natural gas trends, oil and natural gas storage inventory levels, industry decline rates for base production and weather trends. Executive management is involved in our risk management activities and the Board of Directors reviews our derivative program at quarterly board meetings. We believe we have sufficient internal controls to prevent unauthorized trading.
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

As of March 31, 2019, our oil, natural gas and NGL derivative instruments consisted of the following types of instruments:

•
Swaps: We receive a fixed price and pay a floating market price to the counterparty for the hedged commodity. In exchange for higher fixed prices on certain of our swap trades, we may sell call options and call swaptions.

•
Options: We occasionally sell and buy call and put options in exchange for a premium. At the time of settlement, if the market price exceeds the fixed price of the call option, we pay the counterparty the excess on sold call options and we receive the excess on bought call options. At the time of settlement, if the market price is lower than the fixed price of the put option, we receive the difference on bought put options and pay the counterparty the difference on sold put options. If the market price settles below the fixed price of the call option or above the fixed price of the put option, no payment is due from either party.

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

As of March 31, 2019, we had the following open oil, natural gas and NGL derivative instruments:

		Weighted Average Price				Fair Value
	Volume	Fixed	Call	Put	Differential	Asset (Liability)
	(mmbbl)	($ per bbl)				($ in millions)
Oil:
Swaps:
Short-term	16	$58.14	$—	$—	$—	$(32)
Long-term	5	$58.36	$—	$—	$—	1
Collars:
Short-term	5	$—	$69.20	$58.66	$—	11
Long-term	1	$—	$83.25	$65.00	$—	13
Call Swaptions:
Short-term(a)	2	$63.15	$—	$—	$—	(7)
Put Options (bought):
Short-term	2	$—	$—	$54.08	$—	(5)
Basis Protection Swaps:
Short-term	6	$—	$—	$—	$5.69	4
Total Oil						(15)
	(bcf)	($ per mcf)
Natural Gas:
Swaps:
Short-term	406	$2.83	$—	$—	$—	2
Long-term	188	$2.75	$—	$—	$—	19
Three-Way Collars:
Short-term	66	$—	$3.10	$2.50/$2.80	—	3
Collars:
Short-term	28	$—	$2.91	$2.75	$—	—
Call Options (sold):
Short-term	22	$—	$12.00	$—	$—	—
Long-term	17	$—	$12.00	$—	$—	—
Call Swaptions:
Short-term(a)	106	$2.77	$—	—	—	(18)
Basis Protection Swaps:
Short-term	38	$—	$—	$(0.62)	$(0.55)	(1)
Total Natural Gas						5
Total Commodities						(10)
Contingent Consideration:
Utica Divestiture:
Short-term	—	$—	$—	$—	$—	7
						$(3)
___________________________________________

(a)	Call swaptions include 2020 volumes for sold call options that expire December 2019.

In addition to the open derivative positions disclosed above, as of March 31, 2019, we had $51 million of net derivative losses related to settled contracts for future periods that will be recorded within oil, natural gas and NGL revenues as realized gains (losses) on derivatives once they are transferred from either accumulated other comprehensive income or unrealized gains (losses) on derivatives in the month specified in the original contract as noted below:

March 31, 2019
($ in millions)
Short-term	$(24)
Long-term	(27)
Total	$(51)
The table below reconciles the changes in fair value of our oil and natural gas derivatives during the Current Quarter. Of the $3 million fair value liability as of March 31, 2019, a $36 million liability relates to contracts maturing in the next 12 months and a $33 million asset relates to contracts maturing after 12 months. All open derivative instruments as of March 31, 2019 are expected to mature by December 31, 2020.

March 31, 2019
($ in millions)
Fair value of contracts outstanding, as of January 1, 2019	$282
Change in fair value of contracts	(270)
Contracts realized or otherwise settled	(15)
Fair value of contracts outstanding, as of March 31, 2019	$(3)
Interest Rate Risk
The table below presents principal cash flows and related weighted average interest rates by expected maturity dates, using the earliest demand repurchase date for contingent convertible senior notes.

	Years of Maturity
	2019	2020	2021	2022	2023	Thereafter	Total
	($ in millions)
Liabilities:
Debt – fixed rate	$—	$664	$815	$451	$338	$5,800	$8,068
Average interest rate	—%	6.71%	5.88%	4.88%	5.75%	7.14%	6.80%
Debt – variable rate	$380	$—	$688	$—	$842	$—	$1,910
Average interest rate	6.04%	—%	4.51%	—%	4.22%	—%	4.69%
Changes in interest rates affect the amount of interest we earn on our cash, cash equivalents and short-term investments and the interest rate we pay on borrowings under our revolving credit facility and our floating rate senior notes. All of our other indebtedness is fixed rate and, therefore, does not expose us to the risk of fluctuations in earnings or cash flows due to changes in market interest rates. However, changes in interest rates do affect the fair value of our fixed-rate debt.
As of March 31, 2019, we had $4 million of net gains related to settled interest rate derivative contracts that will be recorded within interest expense as realized gains or losses once they are transferred from our senior note liability or within interest expense as unrealized gains or losses over the remaining six-year term of our related senior notes.
Realized and unrealized (gains) or losses from interest rate derivative transactions are reflected as adjustments to interest expense on the condensed consolidated statements of operations.

ITEM 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2019 that our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
On February 1, 2019, we acquired WildHorse (see Note 3 in Part 1, Item 1 in this Quarterly Report on Form 10-Q). We are currently in the process of fully integrating WildHorse’s operations into our overall system of internal control over financial reporting and, as permitted by U.S. Securities and Exchange Commission rules and regulations, we have not yet included WildHorse in our assessment of the effectiveness of our internal control over financial reporting.
In the Current Quarter, we modified certain policies, procedures and related internal controls that were impacted by the change in accounting principle from the full cost method to the successful efforts method of accounting.
There were no other changes in our internal controls over financial reporting during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings
There have been no material developments in previously reported legal or environmental proceedings, except as discussed below. For a description of other legal and regulatory proceedings affecting us, see Item 3 in our 2018 Form 10-K.
In January 2019, putative class action lawsuits in U.S. District Courts for the Southern District of New York were filed against WildHorse and other defendants. The lawsuits generally allege various violations of the Exchange Act in connection with the disclosure contained in the joint proxy statement/prospectus filed in connection with the Merger. The lawsuits seek rescission of the Merger or rescissory damages and, in each case, attorney's fees, costs and interest. We intend to vigorously defend these claims.

ITEM 1A.	Risk Factors
Our business has many risks. Factors that could materially adversely affect our business, financial condition, operating results or liquidity and the trading price of our common stock, preferred stock or senior notes are described under “Risk Factors” in Item 1A of our 2018 Form 10-K or set forth below. This information should be considered carefully, together with other information in this report and other reports and materials we file with the SEC.
Our sand mining operations are subject to the Federal Mine Safety and Health Act of 1977 and amending legislation, which impose stringent health and safety standards on numerous aspects of our sand mining operations.
Our sand mining operations are subject to the Federal Mine Safety and Health Act of 1977, as amended by the Mine Improvement and New Emergency Response Act of 2006, which imposes stringent health and safety standards on numerous aspects of mineral extraction and processing operations, including the training of personnel, operating procedures, operating equipment and other matters. This Act, as amended, is a strict liability statute and any failure to comply with such existing or any future standards, or any more stringent interpretation or enforcement thereof, could have a material adverse effect on our sand mining operations or otherwise impose significant restrictions on the our ability to conduct mineral extraction and processing operations. In addition, the Mine Safety and Health Administration ("MSHA") may propose changes in its regulations regarding workplace exposure to crystalline silica, such as permissible exposure limits and required controls and personal protective equipment. If any new rule issued by MSHA lowers the workplace exposure limit significantly, we could incur significant capital and operating expenditures for equipment to reduce this exposure.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information about repurchases of our common stock during the quarter ended March 31, 2019:

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
				($ in millions)
January 1, 2019 through January 31, 2019	27,137	$2.32	—	$—
February 1, 2019 through February 28, 2019	2,512,336	$2.75	—	$—
March 1, 2019 through March 31, 2019	—	$—	—	$—
Total	2,539,473	$—	—
___________________________________________

(a)	Includes shares of common stock purchased on behalf of our deferred compensation plan.

ITEM 3.	Defaults Upon Senior Securities
None.

ITEM 4.	Mine Safety Disclosures
The information concerning mine safety violations and other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17CFR 229.104) is included in Exhibit 95.1 to this Quarterly Report on Form 10-Q.

ITEM 5.	Other Information

Not applicable.

ITEM 6.	Exhibits
The exhibits listed below in the Index of Exhibits are filed, furnished or incorporated by reference pursuant to the requirements of Item 601 of Regulation S-K.
INDEX OF EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed or Furnished Herewith
3.1.1	Chesapeake’s Restated Certificate of Incorporation.	10-K	001-13726	3.1.1	2/27/2019

3.1.2	Certificate of Designation of 5% Cumulative Convertible Preferred Stock (Series 2005B), as amended.	10-Q	001-13726	3.1.4	11/10/2008

3.1.3	Certificate of Designation of 4.5% Cumulative Convertible Preferred Stock, as amended.	10-Q	001-13726	3.1.6	8/11/2008

3.1.4	Certificate of Designation of 5.75% Cumulative Non-Voting Convertible Preferred Stock (Series A).	8-K	001-13726	3.2	5/20/2010

3.1.5	Certificate of Designation of 5.75% Cumulative Non-Voting Convertible Preferred Stock, as amended.	10-Q	001-13726	3.1.5	8/9/2010

3.2	Chesapeake’s Amended and Restated Bylaws.	8-K	001-13726	3.2	6/19/2014

4.1	Indenture, dated as of February 1, 2017, by and among WildHorse Resource Development Corporation, the subsidiary guarantors named therein and U.S. Bank National Association, as Trustee.	8-K	001-37964	4.1	2/1/2017

4.2	Fourth Supplemental Indenture, dated as of February 1, 2019 among Brazos Valley Longhorn, L.L.C., the Guarantors (as defined in the Indenture referred to therein) and U.S. Bank National Association.	8-K	001-37964	4.1	2/1/2019

4.3	Third Supplemental Indenture, dated as of August 2, 2018 among Burleson Sand LLC, WildHorse Resource Development Corporation, the other subsidiary guarantors named therein and U.S. Bank National Association, as Trustee.	10-Q	001-37964	4.6	8/9/2018

4.4	Second Supplemental Indenture, dated as of January 8, 2018 among Burleson Sand LLC, WildHorse Resource Development Corporation, the other subsidiary guarantors named therein and U.S. Bank National Association, as Trustee.	10-K	001-37964	4.6	3/12/2018

4.5	First Supplemental Indenture, dated as of June 30, 2017, by and among WHR Eagle Ford LLC, WildHorse Resource Development Corporation, the other subsidiary guarantors named therein and U.S. Bank National Association, as Trustee.	10-Q	001-37964	4.6	8/10/2017

4.6	Tenth Supplemental Indenture, dated as of April 3, 2019, to Indenture dated as of April 24, 2014 with respect to 8.00% Senior Notes due 2026.	8-K	001-13726	4.2	4/5/2019

4.7	Registration Rights Agreement, dated as of April 3, 2019, among Chesapeake Energy Corporation, the subsidiary guarantors named therein and the dealer managers party thereto with respect to 8.00% Senior Notes due 2026.	8-K	001-13726	4.4	4/5/2019

10.1	Sixth Amendment to Credit Agreement, dated as of February 1, 2019 among Brazos Valley Longhorn, L.L.C., each of the Guarantors party thereto, each of the Lenders party thereto and Wells Fargo Bank, National Association.	8-K	001-37964	10.1	2/1/2019

10.2	Fifth Amendment to Credit Agreement, dated as of October 15, 2018, by and among WildHorse Resource Development Corporation, each of the guarantors party thereto, and Wells Fargo Bank, National Association, as Administrative Agent for the Lenders party thereto, BMO Harris Bank, N.A., as Syndication Agent, the Lenders party thereto and the other parties party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 30, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on November 8, 2018).	10-Q	001-37964	10.1	11/8/2018

10.3	Voting and Support Agreement, by and among Jay Carlton Graham, Esquisto Holdings, LLC, WHE AcqCo Holdings, LLC, WHR Holdings, LLC, NGP XI US Holdings, L.P., Chesapeake Energy Corporation and WildHorse Resource Development Corporation, dated as of October 29, 2018.	8-K	001-37964	10.1	10/30/2018

10.4	Voting and Support Agreement, by and among CP VI Eagle Holdings, L.P., Chesapeake Energy Corporation and WildHorse Resource Development Corporation, dated as of October 29, 2018.	8-K	001-37964	10.2	10/30/2018

10.5	Credit Agreement, dated December 19, 2016, by and among WildHorse Resource Development Corporation, as Borrower, Wells Fargo Bank, National Association, as Administrative Agent, BMO Harris Bank, N.A., as Syndication Agent, the Lenders party thereto and the other parties party thereto.	8-K	001-37964	10.3	12/22/2016

10.6	Third Amendment to Credit Agreement, dated as of October 4, 2017, by and among WildHorse Resource Development Corporation, each of the guarantors party thereto, and Wells Fargo Bank, National Association, as Administrative Agent for the Lenders party thereto, BMO Harris Bank, N.A., as Syndication Agent, the Lenders party thereto and the other parties party thereto.	8-K	001-37964	10.1	10/5/2017

10.7	Second Amendment to Credit Agreement, dated as of June 30, 2017, by and among WildHorse Resource Development Corporation, each of the guarantors party thereto, and Wells Fargo Bank, National Association, as Administrative Agent for the Lenders party thereto, BMO Harris Bank, N.A., as Syndication Agent, the Lenders party thereto and the other parties party thereto.	8-K	001-37964	10.1	7/7/2017

10.8	First Amendment to Credit Agreement, dated as of April 4, 2017, by and among WildHorse Resource Development Corporation, each of the guarantors party thereto, and Wells Fargo Bank, National Association, as Administrative Agent for the Lenders party thereto, BMO Harris Bank, N.A., as Syndication Agent, the Lenders party thereto and the other parties party thereto.	10-Q	001-37964	10.1	5/15/2017

10.9	First Amendment to Amended and Restated Credit Agreement, dated as of February 1, 2019 among Chesapeake Energy Corporation, MUFG Union Bank, N.A. and the Lenders party thereto.	8-K	001-13726	10.1	2/1/2019

10.10†	Form of Performance Share Unit Award Agreement for 2014 Long Term Incentive Plan.					X

10.11†	Form of Employment Agreement dated as of January 1, 2019 between Executive Vice President/Senior Vice President and Chesapeake Energy Corporation.	10-K	001-13726	10.11	2/27/2019

10.12†	Amendment to the Chesapeake Energy Corporation Deferred Compensation Plan, effective January 1, 2019.	10-K	001-13726	10.3.2	2/27/2019

31.1	Robert D. Lawler, President and Chief Executive Officer, Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Domenic J. Dell’Osso, Jr., Executive Vice President and Chief Financial Officer, Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Robert D. Lawler, President and Chief Executive Officer, Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2	Domenic J. Dell’Osso, Jr., Executive Vice President and Chief Financial Officer, Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

95.1	Mine Safety Disclosure	X

101 INS	XBRL Instance Document.	X

101 SCH	XBRL Taxonomy Extension Schema Document.	X

101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X

101 DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X

101 LAB	XBRL Taxonomy Extension Labels Linkbase Document.	X

101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X

†	Management contract or compensatory plan or arrangement

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHESAPEAKE ENERGY CORPORATION

Date: May 9, 2019	By:	/s/ ROBERT D. LAWLER
Robert D. Lawler President and Chief Executive Officer

Date: May 9, 2019	By:	/s/ DOMENIC J. DELL’OSSO, JR.
Domenic J. Dell’Osso, Jr. Executive Vice President and Chief Financial Officer