Form 10-Q
period 2019-09-30
CHESAPEAKE ENERGY CORP
filed 2019-11-05
CIK 895126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2019
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
Large Accelerated Filer ☒  Accelerated Filer ☐  Non-accelerated Filer ☐
Smaller Reporting Company ☐  Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☒
As of October 31, 2019, there were 1,954,162,667 shares of our $0.01 par value common stock outstanding.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
INDEX TO FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2019

PART I. FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2019	December 31, 2018
	($ in millions)
CURRENT ASSETS:
Cash and cash equivalents ($2 and $1 attributable to our VIE)	$14	$4
Accounts receivable, net	977	1,247
Short-term derivative assets	272	209
Other current assets	140	138
Total Current Assets	1,403	1,598
PROPERTY AND EQUIPMENT:
Oil and natural gas properties, at cost based on successful efforts accounting:
Proved oil and natural gas properties ($755 and $755 attributable to our VIE)	30,288	25,407
Unproved properties	2,200	1,561
Other property and equipment	1,810	1,721
Total Property and Equipment, at Cost	34,298	28,689
Less: accumulated depreciation, depletion and amortization (($711) and ($707) attributable to our VIE)	(19,432)	(17,886)
Property and equipment held for sale, net	10	15
Total Property and Equipment, Net	14,876	10,818
LONG-TERM ASSETS:
Long-term derivative assets	51	76
Other long-term assets	249	243
TOTAL ASSETS	$16,579	$12,735

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS – (Continued)
(Unaudited)

	September 30, 2019	December 31, 2018
	($ in millions)
CURRENT LIABILITIES:
Accounts payable	$526	$763
Current maturities of long-term debt, net	208	381
Accrued interest	124	141
Short-term derivative liabilities	—	3
Other current liabilities ($1 and $2 attributable to our VIE)	1,490	1,599
Total Current Liabilities	2,348	2,887
LONG-TERM LIABILITIES:
Long-term debt, net	9,133	7,341
Asset retirement obligations, net of current portion	177	155
Other long-term liabilities	186	219
Total Long-Term Liabilities	9,496	7,715
CONTINGENCIES AND COMMITMENTS (Note 7)
EQUITY:
Chesapeake Stockholders’ Equity:
Preferred stock, $0.01 par value, 20,000,000 shares authorized: 5,563,458 and 5,603,458 shares outstanding	1,631	1,671
Common stock, $0.01 par value, 3,000,000,000 and 2,000,000,000 shares authorized: 1,954,150,951 and 913,715,512 shares issued	19	9
Additional paid-in capital	16,975	14,378
Accumulated deficit	(13,896)	(13,912)
Accumulated other comprehensive income (loss)	3	(23)
Less: treasury stock, at cost; 5,623,592 and 3,246,553 common shares	(36)	(31)
Total Chesapeake Stockholders’ Equity	4,696	2,092
Noncontrolling interests	39	41
Total Equity	4,735	2,133
TOTAL LIABILITIES AND EQUITY	$16,579	$12,735

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018*	2019	2018*
	($ in millions except per share data)
REVENUES AND OTHER:
Oil, natural gas and NGL	$1,170	$1,199	$3,553	$3,424
Marketing	889	1,219	3,038	3,738
Total Revenues	2,059	2,418	6,591	7,162
Other	15	16	45	48
Gains (losses) on sales of assets	13	(10)	33	27
Total Revenues and Other	2,087	2,424	6,669	7,237
OPERATING EXPENSES:
Oil, natural gas and NGL production	155	132	453	417
Oil, natural gas and NGL gathering, processing and transportation	270	364	815	1,060
Production taxes	35	34	109	91
Exploration	17	22	56	123
Marketing	901	1,238	3,071	3,798
General and administrative	66	81	258	273
Restructuring and other termination costs	—	—	—	38
Provision for legal contingencies, net	—	8	3	17
Depreciation, depletion and amortization	573	405	1,672	1,335
Impairments	9	58	11	122
Other operating (income) expense	15	—	79	(1)
Total Operating Expenses	2,041	2,342	6,527	7,273
INCOME (LOSS) FROM OPERATIONS	46	82	142	(36)
OTHER INCOME (EXPENSE):
Interest expense	(177)	(165)	(513)	(482)
Gains (losses) on investments	(4)	—	(28)	139
Gains (losses) on purchases or exchanges of debt	70	(68)	70	(68)
Other income	3	6	30	62
Total Other Expense	(108)	(227)	(441)	(349)
LOSS BEFORE INCOME TAXES	(62)	(145)	(299)	(385)
Income tax expense (benefit)	(1)	1	(315)	(8)
NET INCOME (LOSS)	(61)	(146)	16	(377)
Net income attributable to noncontrolling interests	—	—	—	(1)
NET INCOME (LOSS) ATTRIBUTABLE TO CHESAPEAKE	(61)	(146)	16	(378)
Preferred stock dividends	(23)	(23)	(69)	(69)
Loss on exchange of preferred stock	(17)	—	(17)	—
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(101)	$(169)	$(70)	$(447)
LOSS PER COMMON SHARE:
Basic	$(0.06)	$(0.19)	$(0.04)	$(0.49)
Diluted	$(0.06)	$(0.19)	$(0.04)	$(0.49)
WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING (in millions):
Basic	1,698	910	1,570	909
Diluted	1,698	910	1,570	909
* Financial information for 2018 has been recast to reflect the retrospective application of the successful efforts method of accounting. See Note 1.

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018*	2019	2018*
	($ in millions)
NET INCOME (LOSS)	$(61)	$(146)	$16	$(377)
OTHER COMPREHENSIVE INCOME, NET OF INCOME TAX:
Unrealized gains on derivative instruments(a)	—	—	—	—
Reclassification of losses on settled derivative instruments(a)	8	8	26	25
Other Comprehensive Income	8	8	26	25
COMPREHENSIVE INCOME (LOSS)	(53)	(138)	42	(352)
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(1)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CHESAPEAKE	$(53)	$(138)	$42	$(353)

* Financial information for 2018 has been recast to reflect the retrospective application of the successful efforts method of accounting. See Note 1.
___________________________________________

(a)	Deferred tax activity incurred in other comprehensive income was offset by a valuation allowance.

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2019	2018*
	($ in millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)	$16	$(377)
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO CASH PROVIDED BY OPERATING ACTIVITIES:
Depreciation, depletion and amortization	1,672	1,335
Deferred income tax benefit	(314)	(10)
Derivative (gains) losses, net	(137)	500
Cash receipts (payments) on derivative settlements, net	129	(162)
Stock-based compensation	24	25
Gains on sales of assets	(33)	(27)
Impairments	11	122
Exploration	35	81
(Gains) losses on investments	21	(139)
(Gains) losses on purchases or exchanges of debt	(70)	68
Other	42	(90)
Changes in assets and liabilities	(214)	69
Net Cash Provided By Operating Activities	1,182	1,395
CASH FLOWS FROM INVESTING ACTIVITIES:
Drilling and completion costs	(1,640)	(1,407)
Business combination, net	(353)	—
Acquisitions of proved and unproved properties	(31)	(118)
Proceeds from divestitures of proved and unproved properties	110	395
Additions to other property and equipment	(27)	(11)
Proceeds from sales of other property and equipment	6	75
Proceeds from sales of investments	—	74
Net Cash Used In Investing Activities	(1,935)	(992)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility borrowings	8,805	9,095
Payments on revolving credit facility borrowings	(7,495)	(9,231)
Proceeds from issuance of senior notes, net	—	1,237
Cash paid to purchase debt	(457)	(1,285)
Extinguishment of other financing	—	(122)
Cash paid for preferred stock dividends	(69)	(69)
Distributions to noncontrolling interest owners	(2)	(5)
Other	(19)	(24)
Net Cash Provided By (Used In) Financing Activities	763	(404)
Net increase (decrease) in cash and cash equivalents	10	(1)
Cash and cash equivalents, beginning of period	4	5
Cash and cash equivalents, end of period	$14	$4

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(Unaudited)

Supplemental disclosures to the condensed consolidated statements of cash flows are presented below:
	Nine Months Ended September 30,
	2019	2018*
	($ in millions)
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of capitalized interest	$487	$527
Income taxes paid, net of refunds received	$(6)	$(3)

SUPPLEMENTAL DISCLOSURE OF SIGNIFICANT NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for business combination	$2,037	$—
Debt exchanged for common stock	$693	$—
Preferred stock exchanged for common stock	$40	$—
Change in senior notes exchanged	$35	$—
Change in accrued drilling and completion costs	$49	$142
Change in divested proved and unproved properties	$(144)	$(5)

* Financial information for 2018 has been recast to reflect the retrospective application of the successful efforts method of accounting. See Note 1.

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018*	2019	2018*
	($ in millions)
PREFERRED STOCK:
Balance, beginning of period	$1,671	$1,671	$1,671	$1,671
Exchange of 40,000, 0, 40,000 and 0 shares of preferred stock for common stock	(40)	—	(40)	—
Balance, end of period	1,631	1,671	1,631	1,671
COMMON STOCK:
Balance, beginning of period	16	9	9	9
Common shares issued for WildHorse Merger	—	—	7	—
Exchange of senior notes and convertible senior notes	3	—	3	—
Balance, end of period	19	9	19	9
ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	16,380	14,408	14,378	14,437
Common shares issued for WildHorse Merger	—	—	2,030	—
Exchange of preferred stock for 10,367,950, 0 10,367,950 and 0 shares of common stock	40	—	40	—
Exchange of senior notes for 235,563,519, 0 235,563,519 and 0 shares of common stock	438	—	438	—
Exchange of convertible senior notes for 73,389,094, 0, 73,389,094 and 0 shares of common stock	134	—	134	—
Equity component of convertible notes repurchases	(2)	—	(2)	—
Stock-based compensation	8	9	26	26
Dividends on preferred stock	(23)	(23)	(69)	(69)
Balance, end of period	16,975	14,394	16,975	14,394
ACCUMULATED DEFICIT:
Balance, beginning of period	(13,835)	(14,370)	(13,912)	(14,130)
Net income (loss) attributable to Chesapeake	(61)	(146)	16	(378)
Cumulative effect of accounting change	—	—	—	(8)
Balance, end of period	(13,896)	(14,516)	(13,896)	(14,516)
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance, beginning of period	(5)	(40)	(23)	(57)
Hedging activity	8	8	26	25
Balance, end of period	3	(32)	3	(32)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - (Continued)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018*	2019	2018*
	($ in millions)
TREASURY STOCK – COMMON:
Balance, beginning of period	(36)	(31)	(31)	(31)
Purchase of 53,337, 30,509, 2,673,903, and 1,499,033 shares for company benefit plans	—	—	(7)	(4)
Release of 37,301, 41,617, 296,864 and 431,474 shares from company benefit plans	—	—	2	4
Balance, end of period	(36)	(31)	(36)	(31)
TOTAL CHESAPEAKE STOCKHOLDERS’ EQUITY	4,696	1,495	4,696	1,495
NONCONTROLLING INTERESTS:
Balance, beginning of period	39	42	41	44
Net income attributable to noncontrolling interests	—	—	—	1
Distributions to noncontrolling interest owners	—	(2)	(2)	(5)
Balance, end of period	39	40	39	40
TOTAL EQUITY	$4,735	$1,535	$4,735	$1,535

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
This Form 10-Q relates to the three and nine months ended September 30, 2019 (the “Current Quarter” and the “Current Period”, respectively) and the three and nine months ended September 30, 2018 (the “Prior Quarter” and the “Prior Period”, respectively). Our Form 8-K dated May 9, 2019 should be read in conjunction with this Form 10-Q. The accompanying condensed consolidated financial statements reflect all normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of our condensed consolidated financial statements and accompanying notes and include the accounts of our direct and indirect wholly owned subsidiaries and entities in which we have a controlling financial interest. Intercompany accounts and balances have been eliminated.
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
Recently Issued Accounting Standards
In February 2016, the FASB issued Auditing Standards Update (ASU) 2016-02, Leases (Topic 842) (“ASC 842”), which requires lessees to recognize a lease liability and a right-of-use (ROU) asset on the balance sheet for all leases, including operating leases, with terms in excess of 12 months. As the implicit rate of the lease is not always readily determinable, the company uses its incremental borrowing rate to calculate the present value of lease payments based on information available at the commencement date. Operating ROU assets are included in other long-term assets while operating lease liabilities are included in other current and other long-term liabilities on the condensed consolidated balance sheet. Finance ROU assets are reflected in total property and equipment, net, while finance lease liabilities are included in other current and other long-term liabilities on the condensed consolidated balance sheet.
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

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

	Three Months Ended September 30, 2019
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS	Under Full Cost	Successful Efforts Adjustment	Under Successful Efforts
	($ in millions except per share data)
REVENUES AND OTHER:
Oil, natural gas and NGL	$1,170	$—	$1,170
Marketing	889	—	889
Total Revenues	2,059	—	2,059
Other	—	15	15
Gains on sales of assets	—	13	13
Total Revenues and Other	2,059	28	2,087
OPERATING EXPENSES:
Oil, natural gas and NGL production	155	—	155
Oil, natural gas and NGL gathering, processing and transportation	270	—	270
Production taxes	35	—	35
Exploration	—	17	17
Marketing	901	—	901
General and administrative	52	14	66
Depreciation, depletion and amortization	421	152	573
Impairments	1	8	9
Other operating expense	15	—	15
Total Operating Expenses	1,850	191	2,041
INCOME FROM OPERATIONS	209	(163)	46
OTHER INCOME (EXPENSE):
Interest expense	(134)	(43)	(177)
Losses on investments	(4)	—	(4)
Gains on purchases or exchanges of debt	70	—	70
Other income	2	1	3
Total Other Expense	(66)	(42)	(108)
INCOME (LOSS) BEFORE INCOME TAXES	143	(205)	(62)
Income tax benefit	(1)	—	(1)
NET INCOME (LOSS)	144	(205)	(61)
Net loss attributable to noncontrolling interests	—	—	—
NET INCOME (LOSS) ATTRIBUTABLE TO CHESAPEAKE	144	(205)	(61)
Preferred stock dividends	(23)	—	(23)
Loss on exchange of preferred stock	(17)	—	(17)
NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$104	$(205)	$(101)
EARNINGS (LOSS) PER COMMON SHARE:
Basic	$0.06	$(0.12)	$(0.06)
Diluted	$0.06	$(0.12)	$(0.06)
WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING (in millions):
Basic	1,698	—	1,698
Diluted	1,698	—	1,698

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

	Three Months Ended September 30, 2018
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS	Under Full Cost	Successful Efforts Adjustment	Under Successful Efforts
	($ in millions except per share data)
REVENUES AND OTHER:
Oil, natural gas and NGL	$1,199	$—	$1,199
Marketing	1,219	—	1,219
Total Revenues	2,418	—	2,418
Other	—	16	16
Losses on sales of assets	—	(10)	(10)
Total Revenues and Other	2,418	6	2,424
OPERATING EXPENSES:
Oil, natural gas and NGL production	132	—	132
Oil, natural gas and NGL gathering, processing and transportation	364	—	364
Production taxes	34	—	34
Exploration	—	22	22
Marketing	1,238	—	1,238
General and administrative	66	15	81
Provision for legal contingencies, net	8	—	8
Depreciation, depletion and amortization	291	114	405
Impairments	5	53	58
Total Operating Expenses	2,138	204	2,342
INCOME FROM OPERATIONS	280	(198)	82
OTHER INCOME (EXPENSE):
Interest expense	(127)	(38)	(165)
Losses on purchases or exchanges of debt	(68)	—	(68)
Other income	1	5	6
Total Other Expense	(194)	(33)	(227)
INCOME (LOSS) BEFORE INCOME TAXES	86	(231)	(145)
Income tax expense	1	—	1
NET INCOME (LOSS)	85	(231)	(146)
Net income attributable to noncontrolling interests	(1)	1	—
NET INCOME (LOSS) ATTRIBUTABLE TO CHESAPEAKE	84	(230)	(146)
Preferred stock dividends	(23)	—	(23)
Earnings allocated to participating securities	(1)	1	—
NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$60	$(229)	$(169)
EARNINGS (LOSS) PER COMMON SHARE:
Basic	$0.07	$(0.26)	$(0.19)
Diluted	$0.07	$(0.26)	$(0.19)
WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING (in millions):
Basic	910	—	910
Diluted	911	(1)	910

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

	Nine Months Ended September 30, 2019
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS	Under Full Cost	Successful Efforts Adjustment	Under Successful Efforts
	($ in millions except per share data)
REVENUES AND OTHER:
Oil, natural gas and NGL	$3,553	$—	$3,553
Marketing	3,038	—	3,038
Total Revenues	6,591	—	6,591
Other	—	45	45
Gains on sales of assets	—	33	33
Total Revenues and Other	6,591	78	6,669
OPERATING EXPENSES:
Oil, natural gas and NGL production	453	—	453
Oil, natural gas and NGL gathering, processing and transportation	815	—	815
Production taxes	109	—	109
Exploration	—	56	56
Marketing	3,071	—	3,071
General and administrative	216	42	258
Provision for legal contingencies	3	—	3
Depreciation, depletion and amortization	1,197	475	1,672
Gain on sale of oil and natural gas properties	(10)	10	—
Impairments	3	8	11
Other operating expense	79	—	79
Total Operating Expenses	5,936	591	6,527
INCOME FROM OPERATIONS	655	(513)	142
OTHER INCOME (EXPENSE):
Interest expense	(400)	(113)	(513)
Losses on investments	(28)	—	(28)
Gains on purchases or exchanges of debt	70	—	70
Other income	22	8	30
Total Other Expense	(336)	(105)	(441)
INCOME (LOSS) BEFORE INCOME TAXES	319	(618)	(299)
Income tax benefit	(315)	—	(315)
NET INCOME	634	(618)	16
Net income attributable to noncontrolling interests	(1)	1	—
NET INCOME ATTRIBUTABLE TO CHESAPEAKE	633	(617)	16
Preferred stock dividends	(69)	—	(69)
Loss on exchange of preferred stock	(17)	—	(17)
Earnings allocated to participating securities	(2)	2	—
NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$545	$(615)	$(70)
EARNINGS (LOSS) PER COMMON SHARE:
Basic	$0.35	$(0.39)	$(0.04)
Diluted	$0.35	$(0.39)	$(0.04)
WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING (in millions):
Basic	1,570	—	1,570
Diluted	1,570	—	1,570

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

	Nine Months Ended September 30, 2018
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS	Under Full Cost	Successful Efforts Adjustment	Under Successful Efforts
	($ in millions except per share data)
REVENUES AND OTHER:
Oil, natural gas and NGL	$3,424	$—	$3,424
Marketing	3,738	—	3,738
Total Revenues	7,162	—	7,162
Other	—	48	48
Gains on sales of assets	—	27	27
Total Revenues and Other	7,162	75	7,237
OPERATING EXPENSES:
Oil, natural gas and NGL production	417	—	417
Oil, natural gas and NGL gathering, processing and transportation	1,060	—	1,060
Production taxes	91	—	91
Exploration	—	123	123
Marketing	3,798	—	3,798
General and administrative	229	44	273
Restructuring and other termination costs	38	—	38
Provision for legal contingencies, net	17	—	17
Depreciation, depletion and amortization	867	468	1,335
Impairments	51	71	122
Other operating (income) expense	6	(7)	(1)
Total Operating Expenses	6,574	699	7,273
INCOME (LOSS) FROM OPERATIONS	588	(624)	(36)
OTHER INCOME (EXPENSE):
Interest expense	(367)	(115)	(482)
Gains on investments	139	—	139
Losses on purchases or exchanges of debt	(68)	—	(68)
Other income	63	(1)	62
Total Other Expense	(233)	(116)	(349)
INCOME (LOSS) BEFORE INCOME TAXES	355	(740)	(385)
Income tax benefit	(8)	—	(8)
NET INCOME (LOSS)	363	(740)	(377)
Net income attributable to noncontrolling interests	(3)	2	(1)
NET INCOME (LOSS) ATTRIBUTABLE TO CHESAPEAKE	360	(738)	(378)
Preferred stock dividends	(69)	—	(69)
Earnings allocated to participating securities	(3)	3	—
NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$288	$(735)	$(447)
EARNINGS (LOSS) PER COMMON SHARE:
Basic	$0.32	$(0.81)	$(0.49)
Diluted	$0.32	$(0.81)	$(0.49)
WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING (in millions):
Basic	909	—	909
Diluted	909	—	909

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

	Three Months Ended September 30, 2019
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME	Under Full Cost	Successful Efforts Adjustment	Under Successful Efforts
	($ in millions)
NET INCOME (LOSS)	$144	$(205)	$(61)
OTHER COMPREHENSIVE INCOME, NET OF INCOME TAX:
Unrealized gains on derivative instruments	—	—	—
Reclassification of losses on settled derivative instruments	8	—	8
Other Comprehensive Income	8	—	8
COMPREHENSIVE INCOME (LOSS)	152	(205)	(53)
COMPREHENSIVE LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CHESAPEAKE	$152	$(205)	$(53)

	Three Months Ended September 30, 2018
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME	Under Full Cost	Successful Efforts Adjustment	Under Successful Efforts
	($ in millions)
NET INCOME (LOSS)	$85	$(231)	$(146)
OTHER COMPREHENSIVE INCOME, NET OF INCOME TAX:
Unrealized gains on derivative instruments	—	—	—
Reclassification of losses on settled derivative instruments	8	—	8
Other Comprehensive Income	8	—	8
COMPREHENSIVE INCOME (LOSS)	93	(231)	(138)
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(1)	1	—
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CHESAPEAKE	$92	$(230)	$(138)

	Nine Months Ended September 30, 2019
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME	Under Full Cost	Successful Efforts Adjustment	Under Successful Efforts
	($ in millions)
NET INCOME	$634	$(618)	$16
OTHER COMPREHENSIVE INCOME, NET OF INCOME TAX:
Unrealized gains on derivative instruments	—	—	—
Reclassification of losses on settled derivative instruments	26	—	26
Other Comprehensive Income	26	—	26
COMPREHENSIVE INCOME	660	(618)	42
COMPREHENSIVE (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(1)	1	—
COMPREHENSIVE INCOME ATTRIBUTABLE TO CHESAPEAKE	$659	$(617)	$42

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

	Nine Months Ended September 30, 2018
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME	Under Full Cost	Successful Efforts Adjustment	Under Successful Efforts
	($ in millions)
NET INCOME (LOSS)	$363	$(740)	$(377)
OTHER COMPREHENSIVE INCOME, NET OF INCOME TAX:
Unrealized gains on derivative instruments	—	—	—
Reclassification of losses on settled derivative instruments	25	—	25
Other Comprehensive Income	25	—	25
COMPREHENSIVE INCOME (LOSS)	388	(740)	(352)
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(3)	2	(1)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CHESAPEAKE	$385	$(738)	$(353)

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

	Nine Months Ended September 30, 2019
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS	Under Full Cost	Successful Efforts Adjustment	Under Successful Efforts
	($ in millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$634	$(618)	$16
ADJUSTMENTS TO RECONCILE NET INCOME TO CASH PROVIDED BY OPERATING ACTIVITIES:
Depreciation, depletion and amortization	1,197	475	1,672
Deferred income tax benefit	(314)	—	(314)
Derivative losses, net	(137)	—	(137)
Cash receipts on derivative settlements, net	129	—	129
Stock-based compensation	24	—	24
Gains on sales of assets	—	(33)	(33)
Impairments	3	8	11
Exploration	—	35	35
Losses on investments	21	—	21
Gains on purchases of debt	(70)	—	(70)
Other	33	9	42
Changes in assets and liabilities	(169)	(45)	(214)
Net Cash Provided By Operating Activities	1,351	(169)	1,182
CASH FLOWS FROM INVESTING ACTIVITIES:
Drilling and completion costs	(1,694)	54	(1,640)
Business combination, net	(353)	—	(353)
Acquisitions of proved and unproved properties	(146)	115	(31)
Proceeds from divestitures of proved and unproved properties	110	—	110
Additions to other property and equipment	(27)	—	(27)
Proceeds from sales of other property and equipment	6	—	6
Net Cash Used In Investing Activities	(2,104)	169	(1,935)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility borrowings	8,805	—	8,805
Payments on revolving credit facility borrowings	(7,495)	—	(7,495)
Cash paid to purchase debt	(457)	—	(457)
Cash paid for preferred stock dividends	(69)	—	(69)
Distributions to noncontrolling interest owners	(2)	—	(2)
Other	(19)	—	(19)
Net Cash Provided By Financing Activities	763	—	763
Net increase in cash and cash equivalents	10	—	10
Cash and cash equivalents, beginning of period	4	—	4
Cash and cash equivalents, end of period	$14	$—	$14

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

	Nine Months Ended September 30, 2018
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS	Under Full Cost	Successful Efforts Adjustment	Under Successful Efforts
	($ in millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)	$363	$(740)	$(377)
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO CASH PROVIDED BY OPERATING ACTIVITIES:
Depreciation, depletion and amortization	867	468	1,335
Deferred income tax benefit	(10)	—	(10)
Derivative losses, net	500	—	500
Cash payments on derivative settlements, net	(162)	—	(162)
Stock-based compensation	25	—	25
Gains on sales of assets	—	(27)	(27)
Impairments	51	71	122
Exploration	—	81	81
Gains on investments	(139)	—	(139)
Losses on purchases or exchanges of debt	68	—	68
Other	(83)	(7)	(90)
Changes in assets and liabilities	116	(47)	69
Net Cash Provided By Operating Activities	1,596	(201)	1,395
CASH FLOWS FROM INVESTING ACTIVITIES:
Drilling and completion costs	(1,482)	75	(1,407)
Acquisitions of proved and unproved properties	(244)	126	(118)
Proceeds from divestitures of proved and unproved properties	395	—	395
Additions to other property and equipment	(11)	—	(11)
Proceeds from sales of other property and equipment	75	—	75
Proceeds from sales of investments	74	—	74
Net Cash Used In Investing Activities	(1,193)	201	(992)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility borrowings	9,095	—	9,095
Payments on revolving credit facility borrowings	(9,231)	—	(9,231)
Proceeds from issuance of senior notes, net	1,237	—	1,237
Cash paid to purchase debt	(1,285)	—	(1,285)
Extinguishment of other financing	(122)	—	(122)
Cash paid for preferred stock dividends	(69)	—	(69)
Distributions to noncontrolling interest owners	(5)	—	(5)
Other	(24)	—	(24)
Net Cash Used In Financing Activities	(404)	—	(404)
Net decrease in cash and cash equivalents	(1)	—	(1)
Cash and cash equivalents, beginning of period	5	—	5
Cash and cash equivalents, end of period	$4	$—	$4

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

	Three Months Ended September 30, 2019
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	Under Full Cost	Successful Efforts Adjustment	Under Successful Efforts
	($ in millions)
PREFERRED STOCK:
Balance, beginning of period	$1,671	$—	$1,671
Exchange of 40,000 shares of preferred stock for common stock	(40)	—	(40)
Balance, end of period	1,631	—	1,631
COMMON STOCK:
Balance, beginning of period	16	—	16
Exchange of senior notes and convertible senior notes	3	—	3
Exchange of preferred stock	—	—	—
Balance, end of period	19	—	19
ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	16,380	—	16,380
Exchange of preferred stock for 10,367,950 shares of common stock	40	—	40
Exchange of senior notes for 235,563,519 shares of common stock	438	—	438
Exchange of convertible senior notes for 73,389,094 shares of common stock	134	—	134
Equity component of convertible notes repurchases	(2)	—	(2)
Stock-based compensation	8	—	8
Dividends on preferred stock	(23)	—	(23)
Balance, end of period	16,975	—	16,975
ACCUMULATED DEFICIT:
Balance, beginning of period	(15,171)	1,336	(13,835)
Net income (loss) attributable to Chesapeake	144	(205)	(61)
Balance, end of period	(15,027)	1,131	(13,896)
ACCUMULATED OTHER COMPREHENSIVE LOSS:
Balance, beginning of period	(5)	—	(5)
Hedging activity	8	—	8
Balance, end of period	3	—	3
TREASURY STOCK – COMMON:
Balance, beginning of period	(36)	—	(36)
Purchase of 53,337 shares for company benefit plans	—	—	—
Release of 37,301 shares from company benefit plans	—	—	—
Balance, end of period	(36)	—	(36)
TOTAL CHESAPEAKE STOCKHOLDERS’ EQUITY	3,565	1,131	4,696
NONCONTROLLING INTERESTS:
Balance, beginning of period	122	(83)	39
Net loss attributable to noncontrolling interests	—	—	—
Distributions to noncontrolling interest owners	—	—	—
Balance, end of period	122	(83)	39
TOTAL EQUITY	$3,687	$1,048	$4,735

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

	Three Months Ended September 30, 2018
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	Under Full Cost	Successful Efforts Adjustment	Under Successful Efforts
	($ in millions)
PREFERRED STOCK:
Balance, beginning and end of period	$1,671	$—	$1,671
COMMON STOCK:
Balance, beginning of period	9	—	9
ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	14,408	—	14,408
Stock-based compensation	9	—	9
Dividends on preferred stock	(23)	—	(23)
Balance, end of period	14,394	—	14,394
ACCUMULATED DEFICIT:
Balance, beginning of period	(16,257)	1,887	(14,370)
Net income (loss) attributable to Chesapeake	84	(230)	(146)
Balance, end of period	(16,173)	1,657	(14,516)
ACCUMULATED OTHER COMPREHENSIVE LOSS:
Balance, beginning of period	(40)	—	(40)
Hedging activity	8	—	8
Balance, end of period	(32)	—	(32)
TREASURY STOCK – COMMON:
Balance, beginning of period	(31)	—	(31)
Purchase of 30,509 shares for company benefit plans	—	—	—
Release of 41,617 shares from company benefit plans	—	—	—
Balance, end of period	(31)	—	(31)
TOTAL CHESAPEAKE STOCKHOLDERS’ EQUITY (DEFICIT)	(162)	1,657	1,495
NONCONTROLLING INTERESTS:
Balance, beginning of period	123	(81)	42
Net income attributable to noncontrolling interests	1	(1)	—
Distributions to noncontrolling interest owners	(2)	—	(2)
Balance, end of period	122	(82)	40
TOTAL EQUITY (DEFICIT)	$(40)	$1,575	$1,535

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

	Nine Months Ended September 30, 2019
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	Under Full Cost	Successful Efforts Adjustment	Under Successful Efforts
	($ in millions)
PREFERRED STOCK:
Balance, beginning of period	$1,671	$—	$1,671
Exchange of 40,000 shares of preferred stock for common stock	(40)	—	(40)
Balance, end of period	1,631	—	1,631
COMMON STOCK:
Balance, beginning of period	9	—	9
Common shares issued for WildHorse Merger	7	—	7
Exchange of senior notes and convertible senior notes	3	—	3
Exchange of preferred stock	—	—	—
Balance, end of period	19	—	19
ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	14,378	—	14,378
Common shares issued for WildHorse Merger	2,030	—	2,030
Exchange of preferred stock for 10,367,950 shares of common stock	40	—	40
Exchange of senior notes for 235,563,519 shares of common stock	438	—	438
Exchange of convertible senior notes for 73,389,094 shares of common stock	134	—	134
Equity component of convertible notes repurchases	(2)	—	(2)
Stock-based compensation	26	—	26
Dividends on preferred stock	(69)	—	(69)
Balance, end of period	16,975	—	16,975
ACCUMULATED DEFICIT:
Balance, beginning of period	(15,660)	1,748	(13,912)
Net income attributable to Chesapeake	633	(617)	16
Balance, end of period	(15,027)	1,131	(13,896)
ACCUMULATED OTHER COMPREHENSIVE LOSS:
Balance, beginning of period	(23)	—	(23)
Hedging activity	26	—	26
Balance, end of period	3	—	3
TREASURY STOCK – COMMON:
Balance, beginning of period	(31)	—	(31)
Purchase of 2,673,903 shares for company benefit plans	(7)	—	(7)
Release of 296,864 shares from company benefit plans	2	—	2
Balance, end of period	(36)	—	(36)
TOTAL CHESAPEAKE STOCKHOLDERS’ EQUITY	3,565	1,131	4,696
NONCONTROLLING INTERESTS:
Balance, beginning of period	123	(82)	41
Net income (loss) attributable to noncontrolling interests	1	(1)	—
Distributions to noncontrolling interest owners	(2)	—	(2)
Balance, end of period	122	(83)	39
TOTAL EQUITY	$3,687	$1,048	$4,735

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

	Nine Months Ended September 30, 2018
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	Under Full Cost	Successful Efforts Adjustment	Under Successful Efforts
	($ in millions)
PREFERRED STOCK:
Balance, beginning and end of period	$1,671	$—	$1,671
COMMON STOCK:
Balance, beginning and end of period	9	—	9
ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	14,437	—	14,437
Stock-based compensation	26	—	26
Dividends on preferred stock	(69)	—	(69)
Balance, end of period	14,394	—	14,394
ACCUMULATED DEFICIT:
Balance, beginning of period	(16,525)	2,395	(14,130)
Net income (loss) attributable to Chesapeake	360	(738)	(378)
Cumulative effect of accounting change	(8)	—	(8)
Balance, end of period	(16,173)	1,657	(14,516)
ACCUMULATED OTHER COMPREHENSIVE LOSS:
Balance, beginning of period	(57)	—	(57)
Hedging activity	25	—	25
Balance, end of period	(32)	—	(32)
TREASURY STOCK – COMMON:
Balance, beginning of period	(31)	—	(31)
Purchase of 1,499,033 shares for company benefit plans	(4)	—	(4)
Release of 431,474 shares from company benefit plans	4	—	4
Balance, end of period	(31)	—	(31)
TOTAL CHESAPEAKE STOCKHOLDERS’ EQUITY (DEFICIT)	(162)	1,657	1,495
NONCONTROLLING INTERESTS:
Balance, beginning of period	124	(80)	44
Net income attributable to noncontrolling interests	3	(2)	1
Distributions to noncontrolling interest owners	(5)	—	(5)
Balance, end of period	122	(82)	40
TOTAL EQUITY (DEFICIT)	$(40)	$1,575	$1,535

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
Purchase Price Allocation
We have accounted for the acquisition of WildHorse and its corresponding merger (the “Merger”) with and into our wholly owned subsidiary, Brazos Valley Longhorn, L.L.C. (“Brazos Valley Longhorn” or “BVL”), as a business combination, using the acquisition method. The following table represents the preliminary allocation of the total purchase price of WildHorse to the identifiable assets acquired and the liabilities assumed based on the fair values as of the acquisition date. Certain data necessary to complete the purchase price allocation is not yet available, and includes, but is not limited to, valuation of pre-acquisition contingencies and final appraisals of assets acquired and liabilities assumed. We expect to complete the purchase price allocation during the 12-month period following the acquisition date, during which time the value of the assets and liabilities may be revised as appropriate.

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

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

We included in our condensed consolidated statements of operations revenues of $543 million, direct operating expenses of $579 million and other expense of $67 million related to the WildHorse business for the period from February 1, 2019 to September 30, 2019.
Pro Forma Financial Information
The following unaudited pro forma financial information for the nine months ended September 30, 2019 and three and nine months ended September 30, 2018, respectively, is based on our historical consolidated financial statements adjusted to reflect as if the WildHorse acquisition had occurred on January 1, 2018. The information below reflects pro forma adjustments based on available information and certain assumptions that we believe are reasonable, including adjustments to conform the classification of expenses in WildHorse’s statements of operations to our classification for similar expenses and the estimated tax impact of pro forma adjustments.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2018	2019	2018
	($ in millions except per share data)
Revenues	$2,607	$6,661	$7,692
Net income (loss) available to common stockholders	$(199)	$(85)	$(543)
Earnings per common share:
Basic	$(0.12)	$(0.05)	$(0.33)
Diluted	$(0.12)	$(0.05)	$(0.33)

This unaudited pro forma information has been derived from historical information. The unaudited pro forma financial information is not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of the periods presented, nor is it necessarily indicative of future results.
Divestitures
In the Prior Period, we sold portions of our acreage, producing properties and other related property and equipment in the Mid-Continent, including our Mississippian Lime assets, for approximately $491 million, subject to certain customary closing adjustments. Included in the sales were approximately 238,500 net acres and interests in approximately 3,200 wells. Also, in the Current Quarter, the Prior Quarter, the Current Period and the Prior Period, we received proceeds of approximately $28 million, $8 million, $110 million and $31 million, respectively, subject to customary closing adjustments, for the sale of other oil and natural gas properties covering various operating areas.

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

2019
($ in millions)
Balance as of January 1	$36
Additions pending the determination of proved reserves	14
Divestitures and other	—
Reclassifications to proved properties	(18)
Charges to exploration expense	(8)
Balance as of September 30	$24

As of September 30, 2019, approximately $1 million of drilling and completion costs on exploratory wells pending determination of proved reserves have been capitalized for greater than one year.

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
Shares of common stock for the following securities were excluded from the calculation of diluted EPS as the effect was antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Common stock equivalent of our preferred stock outstanding	58	60	58	60
Common stock equivalent of our convertible senior notes outstanding	124	146	124	146
Common stock equivalent of our preferred stock outstanding prior to exchange	1	—	1	—
Participating securities	—	2	—	1

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

6.	Debt
Our long-term debt consisted of the following as of September 30, 2019 and December 31, 2018:

	September 30, 2019		December 31, 2018
	Principal Amount	Carrying Amount	Principal Amount	Carrying Amount
	($ in millions)
Floating rate senior notes due 2019	—	—	380	380
6.625% senior notes due 2020	208	208	437	437
6.875% senior notes due 2020	93	93	227	227
6.125% senior notes due 2021	167	167	548	548
5.375% senior notes due 2021	127	127	267	267
4.875% senior notes due 2022	338	338	451	451
5.75% senior notes due 2023	209	209	338	338
7.00% senior notes due 2024	850	850	850	850
6.875% senior notes due 2025(a)	618	621	—	—
8.00% senior notes due 2025	1,245	1,237	1,300	1,291
5.5% convertible senior notes due 2026(b)	1,064	758	1,250	866
7.5% senior notes due 2026	400	400	400	400
8.00% senior notes due 2026	919	885	—	—
8.00% senior notes due 2027	1,090	1,089	1,300	1,299
2.25% contingent convertible senior notes due 2038	—	—	1	1
Chesapeake revolving credit facility	1,504	1,504	419	419
BVL revolving credit facility(a)	900	900	—	—
Debt issuance costs	—	(46)	—	(53)
Interest rate derivatives	—	1	—	1
Total debt, net	9,732	9,341	8,168	7,722
Less current maturities of long-term debt, net(c)	(208)	(208)	(381)	(381)
Total long-term debt, net	$9,524	$9,133	$7,787	$7,341
___________________________________________

(a)
On February 1, 2019, we acquired the debt of WildHorse which consisted of 6.875% Senior Notes due 2025 and a revolving credit facility. We now refer to this debt as our BVL Senior Notes and our BVL revolving credit facility, respectively. See further discussion below.

(b)
We are required to account for the liability and equity components of our convertible debt instrument separately and to reflect interest expense through the first demand repurchase date, as applicable, at the interest rate of similar nonconvertible debt at the time of issuance. The applicable rate for our 5.5% Convertible Senior Notes due 2026 is 11.5%. Prior to maturity under certain circumstances and at the holder’s option, the notes are convertible. During the Current Quarter, the price of our common stock was below the threshold level for conversion and, as a result, the holders do not have the option to convert their notes in the fourth quarter of 2019.

(c)	As of September 30, 2019, net current maturities of long-term debt includes our 6.625% Senior Notes due August 2020.
Chesapeake Revolving Credit Facility
Our Chesapeake revolving credit facility matures in September 2023 and the current aggregate commitment of the lenders and borrowing base under the facility is $3.0 billion. The revolving credit facility provides for an accordion feature, pursuant to which the aggregate commitments thereunder may be increased to up to $4.0 billion from time to time, subject to agreement of the participating lenders and certain other customary conditions. Scheduled borrowing

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

base redeterminations will continue to occur semiannually. Our borrowing base was reaffirmed on November 1, 2019, and our next borrowing base redetermination is scheduled for the second quarter of 2020. As of September 30, 2019, we had outstanding borrowings of $1.504 billion under the Chesapeake revolving credit facility and had used $53 million of the Chesapeake revolving credit facility for various letters of credit.
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
In July 2017, the UK's Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR as a benchmark by the end of 2021. At the present time, the Chesapeake revolving credit facility has a term that extends beyond 2021. The Chesapeake revolving credit facility provides for a mechanism to amend the facility to reflect the establishment of an alternate rate of interest upon the occurrence of certain events related to the phase-out of LIBOR. However, we have not yet pursued any technical amendment or other contractual alternative to address this matter. We are currently evaluating the potential impact of the eventual replacement of the LIBOR interest rate.
The Chesapeake revolving credit facility is subject to various financial and other covenants. The terms of the Chesapeake credit agreement include covenants limiting, among other things, our ability to incur additional indebtedness, make investments or loans, incur liens, consummate mergers and similar fundamental changes, make restricted payments, make investments in unrestricted subsidiaries and enter into transactions with affiliates. The Chesapeake credit agreement contains financial covenants that require us to maintain (i) a leverage ratio, which is the ratio of consolidated indebtedness to consolidated EBITDAX, each as defined in the Chesapeake credit agreement to exclude amounts associated with unrestricted subsidiaries, of not more than 5.50 to 1 through the fiscal quarter ending September 30, 2019, which threshold decreases by 25 basis points each quarter until it reaches 4.00 to 1.00 for the fiscal quarter ending March 31, 2021 and every quarter thereafter, (ii) a secured leverage ratio of not more than 2.50 to 1.00 until the later of (x) the fiscal quarter ending March 31, 2021 or (y) the first fiscal quarter in which the Company’s leverage ratio does not exceed 4.00 to 1.00 and (iii) a fixed charge coverage ratio of not less than 2.00 to 1.00 through the fiscal quarter ending December 31, 2019; not less than 2.25 to 1.00 through the fiscal quarter ending June 30, 2020; and not less than 2.50 to 1.00 for the fiscal quarter ended September 30, 2020 and every quarter thereafter.
As of September 30, 2019, we were in compliance with all applicable financial covenants under the credit agreement and we were able to borrow up to the full availability under the Chesapeake revolving credit facility and had $1.443 billion of borrowing capacity thereunder.
Fluctuations in oil and natural gas prices have a material impact on our financial position, results of operations, cash flows and quantities of oil, natural gas and NGL reserves that may be economically produced. Historically, oil and natural gas prices have been volatile, and may be subject to wide fluctuations in the future. If continued depressed prices persist, combined with the scheduled reductions in the leverage ratio covenant, our ability to comply with the leverage ratio covenant during the next 12 months will be adversely affected which raises substantial doubt about our ability to continue as a going concern. Failure to comply with this covenant, if not waived, would result in an event of default under our Chesapeake revolving credit facility, the potential acceleration of outstanding debt thereunder and the potential foreclosure on the collateral securing such debt, and could cause a cross-default under our other outstanding indebtedness. We are actively pursuing with support from the Board of Directors a variety of transactions and cost-cutting measures, including but not limited to, reduction in corporate discretionary expenditures, refinancing transactions by us or our subsidiaries, capital exchange transactions, asset divestitures, reductions in capital expenditures by approximately 30% in 2020 and operational efficiencies. We believe it is probable that these measures, as we continue to implement them, will enable us to comply with our leverage ratio covenant.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

BVL Revolving Credit Facility
In connection with the acquisition of WildHorse, our subsidiary, BVL, became the borrower under the WildHorse revolving credit facility (as amended, the “BVL revolving credit facility”). The BVL revolving credit facility has a maximum credit amount of $2.0 billion, with current aggregate commitments and a borrowing base of $1.3 billion. The BVL revolving credit facility matures in December 2021. Scheduled borrowing base redeterminations occur on at least a semi-annual basis, primarily on the basis of estimated proved reserves. The scheduled borrowing base redetermination for the fourth quarter of 2019 is ongoing, and there can be no assurance that the borrowing base will remain at $1.3 billion. As of September 30, 2019, BVL had outstanding borrowings of $900 million under its credit agreement. The BVL revolving credit facility is guaranteed by certain of BVL’s subsidiaries (the “BVL Guarantors”) and is required to be secured, and is secured, by substantially all of the assets of BVL and the BVL Guarantors, including mortgages on not less than 85% of the proved reserves of their oil and gas properties.
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
The obligations under the BVL revolving credit facility are the senior secured obligations of BVL and the BVL Guarantors. The obligations under the BVL revolving credit facility are not obligations of Chesapeake or any of its other subsidiaries. The obligations under the BVL revolving credit facility rank equally in right of payment with all other senior secured indebtedness of BVL and the other BVL Guarantors, and are effectively senior to the BVL and the BVL Guarantors’ senior unsecured indebtedness, including their obligations under the BVL Senior Notes, to the extent of the value of the collateral securing the BVL revolving credit facility.
The BVL revolving credit facility is used for the liquidity and expenses of BVL and its subsidiaries and not Chesapeake and its other subsidiaries. Revolving loans under the BVL revolving credit facility bear interest at an ABR, Eurodollar rate or LIBOR at BVL’s election, plus an applicable margin (ranging from 0.50%-1.50% per annum for ABR loans, 1.50%-2.50% per annum for Eurodollar loans and 1.50%-2.50% per annum for LIBOR Market Index loans), depending on Brazos Valley Longhorn’s total commitment usage. The unused portion of the total commitments are subject to a commitment fee that varies from 0.375% to 0.500%, depending on BVL’s total commitment usage.
In July 2017, the UK's Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR as a benchmark by the end of 2021. At the present time, the BVL revolving credit facility has a stated maturity date in December 2021. Under the terms of the BVL revolving credit facility, the occurrence of certain events related to the phase-out of LIBOR would make Eurodollar borrowings unavailable and require BVL to borrow at the ABR rate or at an alternate rate of interest determined by the lenders under the BVL revolving credit facility as their cost of funds. We are currently evaluating the potential impact of the eventual phasing-out of LIBOR, including the amendment of the BVL revolving credit facility to implement a market-standard approach to the transition from LIBOR.
The terms of the BVL credit agreement include covenants limiting, among other things, the ability of BVL and its restricted subsidiaries (as defined in the BVL credit agreement) to incur additional indebtedness, make investments or loans, incur liens, consummate mergers or similar fundamental changes, make restricted payments, including distributions to Chesapeake, and enter into transactions with affiliates, including Chesapeake and its other subsidiaries. The BVL credit agreement also contains financial covenants that require BVL to maintain (i)(x) if there are no loans outstanding thereunder, a ratio of net debt to EBITDAX (as defined in the BVL credit agreement) of not more than 4.00 to 1.00 as of the last day of each fiscal quarter or (y) if there are such loans outstanding, a ratio of total funded debt to EBITDAX of not more than 4.00 to 1.00 as of the last day of each fiscal quarter and (ii) a ratio of current assets (including availability under the BVL revolving credit facility) to current liabilities of not less than 1.00 to 1.00 as of the last day of each fiscal quarter. As of September 30, 2019, we were in compliance with all applicable financial covenants under the BVL credit agreement and we were able to borrow up to the full availability under the BVL revolving credit facility.
Chesapeake Senior Notes
In the Current Quarter, we privately negotiated exchanges of approximately $507 million principal amount of our outstanding senior notes for 235,563,519 shares of common stock and $186 million principal amount of our outstanding convertible senior notes for 73,389,094 shares of common stock. We recorded an aggregate net gain of approximately $64 million associated with the exchanges.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

In the Current Period, we issued at par approximately $919 million of 8.00% Senior Notes due 2026 (“2026 notes”) pursuant to a private exchange offer for the following outstanding senior unsecured notes:

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
In the Current Period, we repaid upon maturity $380 million principal amount of our Floating Rate Senior Notes due April 2019 with borrowings from our Chesapeake revolving credit facility.
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
In the Current Quarter, we repurchased approximately $82 million principal amount of the BVL Senior Notes for $76 million and recorded a $6 million gain.
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

	September 30, 2019		December 31, 2018
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		($ in millions)
Short-term debt (Level 1)	$208	$208	$381	$379
Long-term debt (Level 1)	$2,790	$2,245	$3,495	$3,173
Long-term debt (Level 2)	$6,343	$4,980	$3,846	$3,644

7.	Contingencies and Commitments
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
We previously disclosed ongoing discussions between our subsidiary, Chesapeake Appalachia, L.L.C. (“CALLC”) and the Pennsylvania Department of Environmental Protection related to gas migration in the vicinity of certain of our wells in Bradford County. Those concerns were resolved by the parties on August 28, 2019.  Pursuant to the settlement, CALLC paid a civil penalty of less than $100,000.
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
The aggregate undiscounted commitments under our gathering, processing and transportation agreements, excluding any reimbursement from working interest and royalty interest owners, credits for third-party volumes or future costs under cost-of-service agreements, are presented below:

September 30, 2019
($ in millions)
Remainder of 2019	$201
2020	764
2021	673
2022	570
2023	480
2024 – 2035	2,731
Total	$5,419

In addition, we have entered into long-term agreements for certain natural gas gathering and related services within specified acreage dedication areas in exchange for cost-of-service based fees redetermined annually, or tiered fees based on volumes delivered relative to scheduled volumes. Future gathering fees may vary with the applicable agreement.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

8.	Other Liabilities
Other current liabilities as of September 30, 2019 and December 31, 2018 are detailed below:

	September 30, 2019	December 31, 2018
	($ in millions)
Revenues and royalties due others	$429	$687
Accrued drilling and production costs	474	258
Joint interest prepayments received	49	73
VPP deferred revenue(a)	56	59
Accrued compensation and benefits	156	202
Other accrued taxes	141	108
Other	185	212
Total other current liabilities	$1,490	$1,599

Other long-term liabilities as of September 30, 2019 and December 31, 2018 are detailed below:

	September 30, 2019	December 31, 2018
	($ in millions)
VPP deferred revenue(a)	$22	$63
Unrecognized tax benefits	55	53
Other	109	103
Total other long-term liabilities	$186	$219
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
We are a lessee under various agreements for compressors, office space, vehicles and other equipment. As of September 30, 2019, these leases have remaining terms ranging from one month to 7.3 years. Certain of our lease agreements include options to renew the lease, terminate the lease early or purchase the underlying asset at the end of the lease. We determine the lease term at the lease commencement date as the non-cancelable period of the lease, including options to extend or terminate the lease when we are reasonably certain to exercise the option. The company’s vehicles are the only leases with renewal options that we are reasonably certain to exercise. The renewals are reflected in the ROU asset and lease liability balances.
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
The following table presents our ROU assets and lease liabilities as of September 30, 2019.

	Financing	Operating
	($ in millions)
ROU assets	$20	$22

Lease liabilities:
Current lease liabilities	$9	$9
Long-term lease liabilities	11	16
Total lease liabilities	$20	$25

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Additional information for the Company’s operating and finance leases is presented below:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Lease cost:	($ in millions)
Amortization of ROU assets	$2	$6
Interest on lease liability	—	1
Finance lease cost	2	7
Operating lease cost	7	24
Short-term lease cost	34	82
Total lease cost(a)	$43	$113

Other information:
Operating cash outflows from finance lease	$—	$1
Operating cash outflows from operating leases	$3	$8
Investing cash outflows from operating leases	$38	$98
Financing cash outflows from finance lease	$2	$6

Weighted-average remaining lease term - finance lease		2.25 years
Weighted-average remaining lease term - operating leases		4.87 years
Weighted-average discount rate - finance lease		7.50%
Weighted-average discount rate - operating leases		4.17%
____________________________________________

(a)	Includes $38 million and $98 million of capitalized lease costs for the Current Quarter and the Current Period, respectively.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Maturity analysis of finance lease liabilities and operating lease liabilities are presented below:

	September 30, 2019
	Financing Lease	Operating Leases
	($ in millions)
Remainder of 2019	$3	$2
2020	10	9
2021	10	5
2022	—	3
2023	—	2
Thereafter	—	7
Total lease payments	23	28
Less imputed interest	(3)	(3)
Present value of lease liabilities	20	25
Less current maturities	(9)	(9)
Present value of lease liabilities, less current maturities	$11	$16
The aggregate undiscounted minimum future lease payments under previous lease accounting standard, ASC 840, are presented below:

	December 31, 2018
	Capital Lease	Operating Leases
	($ in millions)
2019	$10	$3
2020	10	1
2021	10	—
Total minimum lease payments	$30	$4

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

10.	Revenue Recognition
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
The following table shows revenue disaggregated by operating area and product type, for the Current Quarter, the Prior Quarter, the Current Period and the Prior Period:

	Three Months Ended September 30, 2019
	Oil	Natural Gas	NGL	Total
	($ in millions)
Marcellus	$—	$158	$—	$158
Haynesville	—	129	—	129
Eagle Ford	282	32	22	336
Brazos Valley	194	10	5	209
Powder River Basin	97	16	5	118
Mid-Continent	40	8	5	53
Revenue from contracts with customers	613	353	37	1,003
Gains on oil, natural gas and NGL derivatives	124	43	—	167
Oil, natural gas and NGL revenue	$737	$396	$37	$1,170

Marketing revenue from contracts with customers	$603	$165	$37	$805
Other marketing revenue	80	4	—	84
Losses on oil, natural gas and NGL derivatives	—	—	—	—
Marketing revenue	$683	$169	$37	$889

	Three Months Ended September 30, 2018
	Oil	Natural Gas	NGL	Total
	($ in millions)
Marcellus	$—	$184	$—	$184
Haynesville	—	195	—	195
Eagle Ford	399	36	58	493
Powder River Basin	78	17	13	108
Mid-Continent	58	15	12	85
Utica	59	131	76	266
Revenue from contracts with customers	594	578	159	1,331
Losses on oil, natural gas and NGL derivatives	(100)	(18)	(14)	(132)
Oil, natural gas and NGL revenue	$494	$560	$145	$1,199

Marketing revenue from contracts with customers	707	211	112	1,030
Other marketing revenue	119	70	—	189
Marketing revenue	$826	$281	$112	$1,219

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

	Nine Months Ended September 30, 2019
	Oil	Natural Gas	NGL	Total
	($ in millions)
Marcellus	$—	$656	$—	$656
Haynesville	—	494	—	494
Eagle Ford	962	117	89	1,168
Brazos Valley	513	23	12	548
Powder River Basin	273	59	23	355
Mid-Continent	131	34	26	191
Revenue from contracts with customers	1,879	1,383	150	3,412
Gains (losses) on oil, natural gas and NGL derivatives	(49)	190	—	141
Oil, natural gas and NGL revenue	$1,830	$1,573	$150	$3,553

Marketing revenue from contracts with customers	$1,830	$741	$202	$2,773
Other marketing revenue	230	38	—	268
Losses on oil, natural gas and NGL derivatives	—	(3)	—	(3)
Marketing revenue	$2,060	$776	$202	$3,038

	Nine Months Ended September 30, 2018
	Oil	Natural Gas	NGL	Total
	($ in millions)
Marcellus	$—	$646	$—	$646
Haynesville	2	603	—	605
Eagle Ford	1,148	120	143	1,411
Powder River Basin	173	40	30	243
Mid-Continent	196	63	42	301
Utica	179	350	189	718
Revenue from contracts with customers	1,698	1,822	404	3,924
Losses on oil, natural gas and NGL derivatives	(388)	(85)	(27)	(500)
Oil, natural gas and NGL revenue	$1,310	$1,737	$377	$3,424

Marketing revenue from contracts with customers	2,125	733	324	3,182
Other marketing revenue	381	175	—	556
Marketing revenue	$2,506	$908	$324	$3,738

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Accounts Receivable
Our accounts receivable are primarily from purchasers of oil, natural gas and NGL and from exploration and production companies that own interests in properties we operate. This industry concentration could affect our overall exposure to credit risk, either positively or negatively, because our purchasers and joint working interest owners may be similarly affected by changes in economic, industry or other conditions. We monitor the creditworthiness of all our counterparties and we generally require letters of credit or parent guarantees for receivables from parties deemed to have sub-standard credit, unless the credit risk can otherwise be mitigated. We utilize an allowance method in accounting for bad debt based on historical trends in addition to specifically identifying receivables that we believe may be uncollectible. Accounts receivable as of September 30, 2019 and December 31, 2018 are detailed below:

	September 30, 2019	December 31, 2018
	($ in millions)
Oil, natural gas and NGL sales	$644	$976
Joint interest	290	211
Other	64	77
Allowance for doubtful accounts	(21)	(17)
Total accounts receivable, net	$977	$1,247

11.	Income Taxes
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
For the Current Quarter, our estimated annual effective tax rate is 0.0% as a result of maintaining a full valuation allowance against our net deferred tax asset. Taking into account our projected operating results for the fourth quarter of 2019, we project remaining in a net deferred tax asset position as of December 31, 2019. Based on all available positive and negative evidence, including projections of future taxable income, we believe it is more likely than not that these deferred tax assets will not be realized. A significant piece of objectively verifiable negative evidence evaluated is the cumulative loss incurred over the rolling thirty-six month period ended September 30, 2019. Such evidence limits our ability to consider various forms of subjective positive evidence, such as any projections for future growth and earnings. However, should we return to a level of sustained profitability, consideration will need to be given to projections of future taxable income to determine whether such projections provide an adequate source of taxable income for the realization of our deferred tax assets. A full valuation allowance was recorded against our net deferred tax asset position as of September 30, 2019 and December 31, 2018.
On February 1, 2019, we completed the acquisition of WildHorse. For federal income tax purposes, the transaction qualified as a tax-free merger under Section 368 of the Internal Revenue Code of 1986, as amended, (the “Code”) and, as a result, we acquired carryover tax basis in WildHorse’s assets and liabilities. We recorded a net deferred tax liability of $314 million as part of the business combination accounting for WildHorse. As a consequence of maintaining a full valuation allowance against our net deferred tax asset, a partial release of the valuation allowance was recorded as a discrete income tax benefit of $314 million through the condensed consolidated statement of operations in the first quarter of 2019. The net deferred tax liability acquired includes deferred tax liabilities on plant, property and equipment and prepaid compensation totaling $401 million, partially offset by deferred tax assets totaling $87 million relating to federal net operating loss (NOL) carryforwards, disallowed interest carryforwards and certain other deferred tax assets. These carryforwards will be subject to an annual limitation under Section 382 of the Code of approximately $61 million. We determined that no separate valuation allowances were required to be established through business combination accounting against any of the individual deferred tax assets acquired.
We are subject to U.S. federal income tax as well as income and capital taxes in various state jurisdictions in which we operate. We recorded an income tax benefit of $1 million for the Current Quarter and an income tax benefit of $315 million for the Current Period. The benefit for the Current Period was a result of the aforementioned discrete

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

item relating to the partial release of the valuation allowance in the amount of $314 million and state income tax refunds resulting from the filing of amended state income tax returns reporting federal audit adjustments.
Our ability to utilize NOL carryforwards and possibly other tax attributes to reduce future federal taxable income and federal income tax is subject to various limitations under Section 382 of the Code. The utilization of these attributes may be subject to an annual limitation under Section 382 of the Code should transactions involving our equity, including issuances of our stock or the sale or exchange of our stock by certain shareholders, result in a cumulative shift of more than 50% in the beneficial ownership of our stock during any three-year testing period (an “Ownership Change”). (For this purpose, “stock” includes certain preferred stock). Some states impose similar limitations on tax attribute utilization upon experiencing an Ownership Change.
As of September 30, 2019, we do not believe that an Ownership Change has occurred that would subject us to an annual limitation on the utilization of our NOL carryforwards, disallowed interest carryforwards and other tax attributes. However, the exchanges of our common stock for certain outstanding senior notes that occurred during the Current Quarter (see Note 6 for further details of the debt exchanges) and the exchange of our common stock for certain Cumulative Convertible Preferred Stock which also occurred during the Current Quarter (see Note 12 for further details of the stock exchange) increased our cumulative shift to over 40%. As a result, future transactions involving our equity, including relatively small transactions and transactions beyond our control, could cause an Ownership Change and therefore an annual limitation on the utilization of NOL carryforwards, disallowed interest carryforwards and possibly other tax attributes.
Further, proposed regulations issued on September 10, 2019, under Section 382(h) of the Code (the “Proposed Regulations”) would, if finalized in their current form, significantly reduce our annual limitation should we experience an Ownership Change on or after the date the Proposed Regulations become final. Among other changes, the Proposed Regulations would, if finalized in their current form, limit the potential increases to the annual limitation amount associated with certain built-in gains existing at the time of an Ownership Change, thereby significantly reducing the ability to utilize tax attributes. As a result, certain NOL carryforwards, disallowed interest carryforwards and other tax attributes may need to be written off or have a valuation allowance maintained against them possibly leading to a material charge to income tax expense.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

12.	Equity
Common Stock
A summary of the changes in our common shares issued is detailed below.

	Three Months Ended September 30,		Nine Months Ended, September 30,
	2019	2018	2019	2018
	(in thousands)
Beginning balance	1,634,486	913,271	913,716	908,733
Common shares issued for WildHorse Merger(a)	—	—	717,376	—
Exchange of convertible notes(b)	73,389	—	73,389	—
Exchange of senior notes(b)	235,564	—	235,564	—
Exchange of preferred stock(c)	10,368	—	10,368	—
Restricted stock issuances (net of forfeitures and cancellations)(d)	344	421	3,738	4,959
Ending balance	1,954,151	913,692	1,954,151	913,692
____________________________________________

(a)	See Note 3 for discussion of WildHorse Merger.

(b)	See Note 6 for discussion of debt exchanges.

(c)
In the Current Quarter, we exchanged 10,367,950 shares of common stock for 40,000 shares of our 5.75% (Series A) Cumulative Convertible Preferred Stock. In connection with the exchange, we recognized a loss equal to the excess of the fair value of all common stock issued in exchange for the preferred stock over the fair value of the common stock issuable pursuant to the original terms of the preferred stock. The loss of $17 million is reflected as a reduction to net income available to common stockholders for the purpose of calculating earnings per common share.

(d)	See Note 13 for discussion of restricted stock.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Preferred Stock
A summary of the changes in our outstanding shares of preferred stock is detailed below.

	5.75%	5.75% (A)	4.50%	5.00% (2005B)
	(in thousands)
Shares outstanding as of July 1, 2019	770	463	2,559	1,811
Exchange of preferred stock(a)	—	(40)	—	—
Shares outstanding as of September 30, 2019	770	423	2,559	1,811

Shares outstanding as of July 1, 2018 and September 30, 2018	770	463	2,559	1,811

Shares outstanding as of January 1, 2019	770	463	2,559	1,811
Exchange of preferred stock(a)	—	(40)	—	—
Shares outstanding as of September 30, 2019	770	423	2,559	1,811

Shares outstanding as of January 1, 2018 and September 30, 2018	770	463	2,559	1,811

Liquidation price per share	$1,000	$1,000	$100	$100
____________________________________________

(a)	See discussion above regarding the exchange of our 5.75% (Series A) Cumulative Convertible Preferred Stock in the Current Quarter.

13.	Share-Based Compensation
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
Equity-Classified Awards
Restricted Stock. We grant restricted stock units to employees and non-employee directors. A summary of the changes in unvested restricted stock during the Current Period is presented below:

	Shares of Unvested Restricted Stock	Weighted Average Grant Date Fair Value Per Share
	(in thousands)
Unvested restricted stock as of January 1, 2019	11,858	$4.43
Granted	5,370	$2.85
Vested	(5,439)	$4.46
Forfeited	(1,241)	$3.75
Unvested restricted stock as of September 30, 2019	10,548	$3.69

The aggregate intrinsic value of restricted stock that vested during the Current Period was approximately $15 million based on the stock price at the time of vesting.
As of September 30, 2019, there was approximately $24 million of total unrecognized compensation expense related to unvested restricted stock. The expense is expected to be recognized over a weighted average period of approximately 1.92 years.

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

Expected option life – years	6.0
Volatility	65.61%
Risk-free interest rate	2.47%
Dividend yield	—%

The following table provides information related to stock option activity in the Current Period:

	Number of Shares Underlying Options	Weighted Average Exercise Price Per Share	Weighted Average Contract Life in Years	Aggregate Intrinsic Value(a)
	(in thousands)			($ in millions)
Outstanding as of January 1, 2019	18,096	$7.20	7.15	$—
Granted	1,000	$2.97
Exercised	—	$—		$—
Expired	(487)	$6.49
Forfeited	(589)	$3.92
Outstanding as of September 30, 2019	18,020	$7.09	6.12	$—
Exercisable as of September 30, 2019	12,999	$8.30	5.31	$—
___________________________________________

(a)	The intrinsic value of a stock option is the amount by which the current market value or the market value upon exercise of the underlying stock exceeds the exercise price of the option.
As of September 30, 2019, there was $7 million of total unrecognized compensation expense related to stock options. The expense is expected to be recognized over a weighted average period of approximately 1.26 years, net of actual forfeitures.
Restricted Stock and Stock Option Compensation. We recognized the following compensation costs related to restricted stock and stock options for the Current Quarter, the Prior Quarter, the Current Period and the Prior Period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	($ in millions)
General and administrative expenses	$6	$7	$21	$24
Oil and natural gas properties	1	—	2	2
Oil, natural gas and NGL production expenses	1	1	3	4
Exploration expenses	—	—	—	—
Total restricted stock and stock option compensation	$8	$8	$26	$30

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

Grant Date Assumptions
Assumption	2017 Awards
Volatility	80.65%
Risk-free interest rate	1.54%
Dividend yield for value of awards	—%

Reporting Period Assumptions
Assumption	2017 Awards
Volatility	95.41%
Risk-free interest rate	1.87%
Dividend yield for value of awards	—%

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

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following table presents a summary of our liability-classified awards:

		Grant Date Fair Value	September 30, 2019
	Units		Fair Value	Vested Liability
		($ in millions)	($ in millions)
2019 PSU Awards:
Payable 2020, 2021 and 2022	4,785,372	$14	$7	$—
2018 PSU Awards:
Payable 2020 and 2021	2,388,185	$7	$3	$—
2017 PSU Awards:
Payable 2020	1,174,973	$8	$1	$1
2018 CRSU Awards:
Payable 2020 and 2021	9,267,227	$28	$13	$—

We recognized the following compensation costs, net of actual forfeitures, related to our liability-classified awards for the Current Quarter, the Prior Quarter, the Current Period and the Prior Period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	($ in millions)
General and administrative expenses	$(1)	$(1)	$7	$20
Oil and natural gas properties	1	1	2	2
Oil, natural gas and NGL production expenses	—	1	3	3
Exploration expenses	—	—	—	1
Total liability-classified awards compensation	$—	$1	$12	$26

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

14.	Derivative and Hedging Activities
We use derivative instruments to reduce our exposure to fluctuations in future commodity prices and to protect our expected operating cash flow against significant market movements or volatility. All of our oil, natural gas and NGL derivative instruments are net settled based on the difference between the fixed-price payment and the floating-price payment, resulting in a net amount due to or from the counterparty. None of our open oil, natural gas or NGL derivative instruments were designated for hedge accounting as of September 30, 2019 or December 31, 2018.
Oil, Natural Gas and NGL Derivatives
As of September 30, 2019 and December 31, 2018, our oil, natural gas and NGL derivative instruments consisted of the following types of instruments:

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

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The estimated fair values of our oil, natural gas and NGL derivative instrument assets (liabilities) as of September 30, 2019 and December 31, 2018 are provided below:

	September 30, 2019		December 31, 2018
	Notional Volume	Fair Value	Notional Volume	Fair Value
		($ in millions)		($ in millions)
Oil (mmbbl):
Fixed-price swaps	22	$152	12	$157
Collars	3	33	8	98
Call swaptions	2	(1)	—	—
Put options	1	(2)	—	—
Basis protection swaps	2	4	7	5
Total oil	30	186	27	260
Natural gas (bcf):
Fixed-price swaps	383	139	623	26
Three-way collars	15	3	88	1
Collars	9	3	55	(3)
Call options	28	—	44	—
Call swaptions	136	(7)	106	(9)
Basis protection swaps	54	(1)	50	—
Total natural gas	625	137	966	15
Contingent consideration:
Utica divestiture		—		7
Total estimated fair value		$323		$282

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
In the Current Period, based on the unlikelihood of any payout occurring related to the contingent consideration, we determined the contingent consideration had no fair value and recognized a $7 million unrealized loss, which is included as a reduction in our gains on sales of assets in the condensed consolidated statement of operations.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Effect of Derivative Instruments – Condensed Consolidated Balance Sheets
The following table presents the fair value and location of each classification of derivative instrument included in the condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018 on a gross basis and after same-counterparty netting:

Balance Sheet Classification	Gross Fair Value	Amounts Netted in the Consolidated Balance Sheets	Net Fair Value Presented in the Consolidated Balance Sheet
	($ in millions)
As of September 30, 2019
Commodity Contracts:
Short-term derivative asset	$294	$(22)	$272
Long-term derivative asset	55	(4)	51
Short-term derivative liability	(22)	22	—
Long-term derivative liability	(4)	4	—
Contingent Consideration:
Short-term derivative asset	—	—	—
Total derivatives	$323	$—	$323

As of December 31, 2018
Commodity Contracts:
Short-term derivative asset	$306	$(104)	$202
Long-term derivative asset	117	(41)	76
Short-term derivative liability	(107)	104	(3)
Long-term derivative liability	(41)	41	—
Contingent Consideration:
Short-term derivative asset	7	—	7
Total derivatives	$282	$—	$282

Effect of Derivative Instruments – Condensed Consolidated Statements of Operations
The components of oil, natural gas and NGL revenues for the Current Quarter, the Prior Quarter, the Current Period and the Prior Period are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	($ in millions)
Oil, natural gas and NGL revenues	$1,003	$1,331	$3,412	$3,924
Gains (losses) on undesignated oil, natural gas and NGL derivatives	175	(124)	167	(475)
Losses on terminated cash flow hedges	(8)	(8)	(26)	(25)
Total oil, natural gas and NGL revenues	$1,170	$1,199	$3,553	$3,424

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The components of marketing revenues for the Current Quarter, the Prior Quarter, the Current Period and the Prior Period are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	($ in millions)
Marketing revenues	$889	$1,219	$3,042	$3,738
Losses on undesignated marketing natural gas derivatives	—	—	(4)	—
Total marketing revenues	$889	$1,219	$3,038	$3,738

Effect of Derivative Instruments – Accumulated Other Comprehensive Income (Loss)
A reconciliation of the changes in accumulated other comprehensive income (loss) in our condensed consolidated statements of stockholders’ equity related to our cash flow hedges is presented below:

	Three Months Ended September 30,
	2019		2018
	Before Tax	After Tax	Before Tax	After Tax
	($ in millions)
Balance, beginning of period	$(62)	$(5)	$(97)	(40)
Losses reclassified to income	8	8	8	8
Balance, end of period	$(54)	$3	$(89)	$(32)

	Nine Months Ended September 30,
	2019		2018
	Before Tax	After Tax	Before Tax	After Tax
	($ in millions)
Balance, beginning of period	$(80)	$(23)	$(114)	(57)
Losses reclassified to income	26	26	25	25
Balance, end of period	$(54)	$3	$(89)	$(32)

The accumulated other comprehensive loss as of September 30, 2019 represents the net deferred loss associated with commodity derivative contracts that were previously designated as cash flow hedges for which the original contract months are yet to occur. Remaining deferred gain or loss amounts will be recognized in earnings in the month for which the original contract months are to occur. As of September 30, 2019, we expect to transfer approximately $34 million of net loss included in accumulated other comprehensive income (loss) to net income (loss) during the next 12 months. The remaining amounts will be transferred by December 31, 2022.
Credit Risk Considerations
Our derivative instruments expose us to our counterparties’ credit risk. To mitigate this risk, we enter into derivative contracts only with counterparties that have a high credit rating or are deemed by us to have acceptable credit strength, and are deemed by management to be competent and competitive market-makers, and we attempt to limit our exposure to non-performance by any single counterparty. As of September 30, 2019, our oil, natural gas and NGL derivative instruments were spread among 15 counterparties.
Hedging Arrangements
Certain of our hedging arrangements are with counterparties that are also lenders (or affiliates of lenders) under the Chesapeake revolving credit facility and/or the BVL revolving credit facility. The contracts entered into with these

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

counterparties are secured by the same collateral that secures the revolving credit facilities. In addition, we enter into bilateral hedging agreements with other counterparties. The counterparties’ and our obligations under the bilateral hedging agreements must be secured by cash or letters of credit to the extent that any mark-to-market amounts owed to us or by us exceed defined thresholds. As of September 30, 2019, there were no letters of credit or cash posted as collateral for our commodity derivatives.
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
The following table provides information for financial assets (liabilities) measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
		($ in millions)
As of September 30, 2019
Derivative Assets (Liabilities):
Commodity assets	$—	$307	$40	$347
Commodity liabilities	—	(16)	(8)	(24)
Utica divestiture contingent consideration	—	—	—	—
Total derivatives	$—	$291	$32	$323

As of December 31, 2018
Derivative Assets (Liabilities):
Commodity assets	$—	$319	$103	$422
Commodity liabilities	—	(131)	(16)	(147)
Utica divestiture contingent consideration	—	—	7	7
Total derivatives	$—	$188	$94	$282

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

A summary of the changes in the fair values of our financial assets (liabilities) classified as Level 3 during the Current Period and the Prior Period is presented below:

	Commodity Derivatives	Utica Contingent Consideration
	($ in millions)
Balance, as of January 1, 2019	$87	$7
Total gains (losses) (realized/unrealized):
Included in earnings(a)	(47)	(7)
Total purchases, issuances, sales and settlements:
Settlements	(8)	—
Balance, as of September 30, 2019	$32	$—

Balance, as of January 1, 2018	$(15)	$—
Total gains (losses) (realized/unrealized):
Included in earnings(a)	(3)	—
Total purchases, issuances, sales and settlements:
Settlements	13	—
Balance, as of September 30, 2018	$(5)	$—
___________________________________________

(a)		Commodity Derivatives		Utica Contingent Consideration

		2019	2018	2019	2018
		($ in millions)
	Total gains (losses) included in earnings for the period	$(47)	$(3)	$(7)	$—
	Change in unrealized gains (losses) related to assets still held at reporting date	$(57)	$(3)	$(7)	$—
Qualitative and Quantitative Disclosures about Unobservable Inputs for Level 3 Fair Value Measurements
The significant unobservable inputs for Level 3 derivative contracts include market volatility. Changes in market volatility impact the fair value measurement of our derivative contracts, which is based on an estimate derived from option models. For example, an increase or decrease in the forward prices and volatility of oil and natural gas prices decreases or increases the fair value of oil and natural gas derivatives. The following table presents quantitative information about Level 3 inputs used in the fair value measurement of our commodity derivative contracts at fair value as of September 30, 2019:

Instrument Type	Unobservable Input	Range	Weighted Average	Fair Value September 30, 2019
				($ in millions)
Oil trades	Oil price volatility curves	24.62% – 48.77%	32.55%	$33
Natural gas trades	Natural gas price volatility curves	13.37% – 145.37%	37.40%	$(1)

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

15.	Investments
In the Current Period in connection with the acquisition of WildHorse, we obtained a 50% membership interest in JWH Midstream LLC (JWH). The carrying value of our investment in JWH, which was being accounted for as an equity method investment, was approximately $17 million as of March 31, 2019. In the Current Period, we paid approximately $7 million to terminate our involvement in the partnership. This removed us from any future obligations related to this joint venture and, therefore, we impaired the full value of the investment and recognized approximately $24 million of impairment expense in the Current Period.
In the Prior Period, FTS International, Inc. (NYSE: FTSI) completed an initial public offering. Due to the offering, the ownership percentage of our equity method investment in FTSI decreased from approximately 29% to 24% and resulted in a gain of approximately $78 million. In addition, we sold approximately 4.3 million shares of FTSI in the offering for net proceeds of approximately $74 million and recognized a gain of approximately $61 million decreasing our ownership percentage to approximately 20%. We continue to hold approximately 22.0 million shares in the publicly traded company. In the Current Period, the hydraulic fracturing industry experienced challenging operating conditions resulting in the current fair value of our investment in FTSI to fall below book value of $65 million at the end of the Current Quarter. Given that the average NYSE closing price for FTSI shares in the Current Quarter exceeded our carrying value per share and more often than not the closing price was greater than our carrying value per share, we have not assessed the reduction in fair value of our investment in FTSI to be other-than-temporary. We will continue to monitor the hydraulic fracturing industry, FTSI operating results and FTSI share price for indications that the reduction in fair value is other-than-temporary, which could result in an impairment of our investment in FTSI.

16.	Other Operating Expenses
In the Current Period, we recorded approximately $34 million of costs related to our acquisition of WildHorse which consisted of consulting fees, financial advisory fees, legal fees and travel and lodging expenses. In addition, we recorded approximately $38 million of severance expense as a result of the acquisition of WildHorse. A majority of the WildHorse executives and employees were terminated. These executives and employees were entitled to severance benefits in accordance with existing employment agreements.

17.	Restructuring and Other Termination Costs
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
Financial Assets (Liabilities). The following table provides fair value measurement information for the above-noted financial assets (liabilities) measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
	($ in millions)
As of September 30, 2019
Financial Assets (Liabilities):
Other current assets	$46	$—	$—	$46
Other current liabilities	(45)	—	—	(45)
Total	$1	$—	$—	$1

As of December 31, 2018
Financial Assets (Liabilities):
Other current assets	$50	$—	$—	$50
Other current liabilities	(51)	—	—	(51)
Total	$(1)	$—	$—	$(1)

See Note 6 for information regarding fair value measurement of our debt instruments. See Note 14 for information regarding fair value measurement of our derivatives.

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
The tables below are condensed consolidating financial statements for Chesapeake Energy Corporation (parent) on a stand-alone, unconsolidated basis, and its combined guarantor and combined non-guarantor subsidiaries as of September 30, 2019 and December 31, 2018 and for the three and six months ended September 30, 2019 and 2018. This financial information may not necessarily be indicative of our results of operations, cash flows or financial position had these subsidiaries operated as independent entities.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF SEPTEMBER 30, 2019
($ in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$8	$1	$10	$(5)	$14
Other current assets	56	1,231	102	—	1,389
Intercompany receivable, net	6,275	—	—	(6,275)	—
Total Current Assets	6,339	1,232	112	(6,280)	1,403
PROPERTY AND EQUIPMENT:
Oil and natural gas properties, at cost based on successful efforts accounting, net	—	9,513	4,221	—	13,734
Other property and equipment, net	—	1,046	86	—	1,132
Property and equipment held for sale, net	—	10	—	—	10
Total Property and Equipment, Net	—	10,569	4,307	—	14,876
LONG-TERM ASSETS:
Other long-term assets	336	231	30	(297)	300
Investments in subsidiaries and intercompany advances	6,013	2,338	—	(8,351)	—
TOTAL ASSETS	$12,688	$14,370	$4,449	$(14,928)	$16,579

CURRENT LIABILITIES:
Current liabilities	$325	$1,805	$223	$(5)	$2,348
Intercompany payable, net	—	6,275	—	(6,275)	—
Total Current Liabilities	325	8,080	223	(6,280)	2,348
LONG-TERM LIABILITIES:
Long-term debt, net	7,612	—	1,521	—	9,133
Deferred income tax liabilities	—	—	297	(297)	—
Other long-term liabilities	55	277	31	—	363
Total Long-Term Liabilities	7,667	277	1,849	(297)	9,496
EQUITY:
Chesapeake stockholders’ equity	4,696	6,013	2,338	(8,351)	4,696
Noncontrolling interests	—	—	39	—	39
Total Equity	4,696	6,013	2,377	(8,351)	4,735
TOTAL LIABILITIES AND EQUITY	$12,688	$14,370	$4,449	$(14,928)	$16,579

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

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2019
($ in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Oil, natural gas and NGL	$—	$932	$238	$—	$1,170
Marketing	—	889	—	—	889
Total Revenues	—	1,821	238	—	2,059
Other	—	15	—	—	15
Gains on sales of assets	—	13	—	—	13
Total Revenues and Other	—	1,849	238	—	2,087
OPERATING EXPENSES:
Oil, natural gas and NGL production	—	129	26	—	155
Oil, natural gas and NGL gathering, processing and transportation	—	268	2	—	270
Production taxes	—	25	10	—	35
Exploration	—	17	—	—	17
Marketing	—	901	—	—	901
General and administrative	—	43	23	—	66
Depreciation, depletion and amortization	—	421	152	—	573
Impairments	—	9	—	—	9
Other operating expense	—	15	—	—	15
Total Operating Expenses	—	1,828	213	—	2,041
INCOME FROM OPERATIONS	—	21	25	—	46
OTHER INCOME (EXPENSE):
Interest income (expense)	(161)	3	(19)	—	(177)
Losses on investments	—	(4)	—	—	(4)
Gains on purchases or exchanges of debt	64	—	6	—	70
Other income	—	3	—	—	3
Equity in net earnings of subsidiary	25	2	—	(27)	—
Total Other Income (Expense)	(72)	4	(13)	(27)	(108)
INCOME (LOSS) BEFORE INCOME TAXES	(72)	25	12	(27)	(62)
INCOME TAX (BENEFIT) EXPENSE	(11)	—	10	—	(1)
NET INCOME (LOSS)	(61)	25	2	(27)	(61)
Net loss attributable to noncontrolling interests	—	—	—	—	—
NET INCOME (LOSS) ATTRIBUTABLE TO CHESAPEAKE	(61)	25	2	(27)	(61)
Other comprehensive income	—	8	—	—	8
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CHESAPEAKE	$(61)	$33	$2	$(27)	$(53)

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2018
($ in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Oil, natural gas and NGL	$—	$1,194	$5	$—	$1,199
Marketing	—	1,219	—	—	1,219
Total Revenues	—	2,413	5	—	2,418
Other	—	16	—	—	16
Losses on sales of assets	—	(10)	—	—	(10)
Total Revenues and Other	—	2,419	5	—	2,424
OPERATING EXPENSES:
Oil, natural gas and NGL production	—	132	—	—	132
Oil, natural gas and NGL gathering, processing and transportation	—	362	2	—	364
Production taxes	—	33	1	—	34
Exploration	—	22	—	—	22
Marketing	—	1,238	—	—	1,238
General and administrative	—	81	—	—	81
Provision for legal contingencies, net	—	8	—	—	8
Depreciation, depletion and amortization	—	403	2	—	405
Impairments	—	58	—	—	58
Total Operating Expenses	—	2,337	5	—	2,342
INCOME FROM OPERATIONS	—	82	—	—	82
OTHER INCOME (EXPENSE):
Interest expense	(163)	(2)	—	—	(165)
Losses on purchases or exchanges of debt	(68)	—	—	—	(68)
Other income	—	6	—	—	6
Equity in net earnings of subsidiary	86	—	—	(86)	—
Total Other Income (Expense)	(145)	4	—	(86)	(227)
INCOME (LOSS) BEFORE INCOME TAXES	(145)	86	—	(86)	(145)
INCOME TAX EXPENSE	1	—	—	—	1
NET INCOME (LOSS)	(146)	86	—	(86)	(146)
Net (income) loss attributable to noncontrolling interests	—	—	—	—	—
NET INCOME (LOSS) ATTRIBUTABLE TO CHESAPEAKE	(146)	86	—	(86)	(146)
Other comprehensive income	—	8	—	—	8
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CHESAPEAKE	$(146)	$94	$—	$(86)	$(138)

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2019
($ in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Oil, natural gas and NGL	$—	$3,000	$553	$—	$3,553
Marketing	—	3,038	—	—	3,038
Total Revenues	—	6,038	553	—	6,591
Other	—	45	—	—	45
Gains on sales of assets	—	33	—	—	33
Total Revenues and Other	—	6,116	553	—	6,669
OPERATING EXPENSES:
Oil, natural gas and NGL production	—	384	69	—	453
Oil, natural gas and NGL gathering, processing and transportation	—	802	13	—	815
Production taxes	—	83	26	—	109
Exploration	—	53	3	—	56
Marketing	—	3,071	—	—	3,071
General and administrative	—	193	65	—	258
Provision for legal contingencies, net	—	3	—	—	3
Depreciation, depletion and amortization	—	1,295	377	—	1,672
Impairments	—	11	—	—	11
Other operating expense	—	41	38	—	79
Total Operating Expenses	—	5,936	591	—	6,527
INCOME (LOSS) FROM OPERATIONS	—	180	(38)	—	142
OTHER INCOME (EXPENSE):
Interest income (expense)	(475)	13	(51)	—	(513)
Losses on investments	—	(4)	(24)	—	(28)
Gains on purchases or exchanges of debt	64	—	6	—	70
Other income	—	28	2	—	30
Equity in net earnings of subsidiary	129	(88)	—	(41)	—
Total Other Expense	(282)	(51)	(67)	(41)	(441)
INCOME (LOSS) BEFORE INCOME TAXES	(282)	129	(105)	(41)	(299)
INCOME TAX BENEFIT	(298)	—	(17)	—	(315)
NET INCOME (LOSS)	16	129	(88)	(41)	16
Net loss attributable to noncontrolling interests	—	—	—	—	—
NET INCOME (LOSS) ATTRIBUTABLE TO CHESAPEAKE	16	129	(88)	(41)	16
Other comprehensive income	—	26	—	—	26
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CHESAPEAKE	$16	$155	$(88)	$(41)	$42

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2018
($ in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Oil, natural gas and NGL	$—	$3,410	$14	$—	$3,424
Marketing	—	3,738	—	—	3,738
Total Revenues	—	7,148	14	—	7,162
Other	—	48	—	—	48
Gains on sales of assets	—	27	—	—	27
Total Revenues and Other	—	7,223	14	—	7,237
OPERATING EXPENSES:
Oil, natural gas and NGL production	—	417	—	—	417
Oil, natural gas and NGL gathering, processing and transportation	—	1,055	5	—	1,060
Production taxes	—	90	1	—	91
Exploration	—	123	—	—	123
Marketing	—	3,798	—	—	3,798
General and administrative	—	272	1	—	273
Restructuring and other termination costs	—	38	—	—	38
Provision for legal contingencies, net	—	17	—	—	17
Depreciation, depletion and amortization	—	1,330	5	—	1,335
Impairments	—	122	—	—	122
Other operating income	—	(1)	—	—	(1)
Total Operating Expenses	—	7,261	12	—	7,273
INCOME (LOSS) FROM OPERATIONS	—	(38)	2	—	(36)
OTHER INCOME (EXPENSE):
Interest expense	(480)	(2)	—	—	(482)
Gains on investments	—	139	—	—	139
Losses on purchases or exchanges of debt	(68)	—	—	—	(68)
Other income	—	62	—	—	62
Equity in net earnings of subsidiary	162	1	(1)	(162)	—
Total Other Income (Expense)	(386)	200	(1)	(162)	(349)
INCOME (LOSS) BEFORE INCOME TAXES	(386)	162	1	(162)	(385)
INCOME TAX BENEFIT	(8)	—	—	—	(8)
NET INCOME (LOSS)	(378)	162	1	(162)	(377)
Net income attributable to noncontrolling interests	—	(1)	—	—	(1)
NET INCOME (LOSS) ATTRIBUTABLE TO CHESAPEAKE	(378)	161	1	(162)	(378)
Other comprehensive income	—	25	—	—	25
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CHESAPEAKE	$(378)	$186	$1	$(162)	$(353)

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2019
($ in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Cash Provided By Operating Activities	$—	$898	$287	$(3)	$1,182

CASH FLOWS FROM INVESTING ACTIVITIES:
Drilling and completion costs	—	(1,204)	(436)	—	(1,640)
Business combination, net	—	(381)	28	—	(353)
Acquisitions of proved and unproved properties	—	(31)	—	—	(31)
Proceeds from divestitures of proved and unproved properties	—	110	—	—	110
Additions to other property and equipment	—	(12)	(15)	—	(27)
Other investing activities	—	6	—	—	6
Net Cash Used In Investing Activities	—	(1,512)	(423)	—	(1,935)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility borrowings	8,096	—	709	—	8,805
Payments on revolving credit facility borrowings	(7,011)	—	(484)	—	(7,495)
Cash paid to purchase debt	(381)	—	(76)	—	(457)
Cash paid for preferred stock dividends	(69)	—	—	—	(69)
Other financing activities	(13)	(6)	(5)	3	(21)
Intercompany advances, net	(620)	620	1	(1)	—
Net Cash Provided By Financing Activities	2	614	145	2	763
Net increase in cash and cash equivalents	2	—	9	(1)	10
Cash and cash equivalents, beginning of period	4	1	1	(2)	4
Cash and cash equivalents, end of period	$6	$1	$10	$(3)	$14

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2018
($ in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Cash Provided By Operating Activities	$86	$1,312	$7	$(10)	$1,395

CASH FLOWS FROM INVESTING ACTIVITIES:
Drilling and completion costs	—	(1,407)	—	—	(1,407)
Acquisitions of proved and unproved properties	—	(118)	—	—	(118)
Proceeds from divestitures of proved and unproved properties	—	395	—	—	395
Additions to other property and equipment	—	(11)	—	—	(11)
Other investing activities	—	149	—	—	149
Net Cash Used In Investing Activities	—	(992)	—	—	(992)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility borrowings	9,095	—	—	—	9,095
Payments on revolving credit facility borrowings	(9,231)	—	—	—	(9,231)
Proceeds from issuance of senior notes, net	1,237	—	—	—	1,237
Cash paid to purchase debt	(1,285)	—	—	—	(1,285)
Cash paid for preferred stock dividends	(69)	—	—	—	(69)
Other financing activities	(2)	(127)	(9)	(13)	(151)
Intercompany advances, net	170	(193)	1	22	—
Net Cash Used In Financing Activities	(85)	(320)	(8)	9	(404)
Net increase (decrease) in cash and cash equivalents	1	—	(1)	(1)	(1)
Cash and cash equivalents, beginning of period	5	1	2	(3)	5
Cash and cash equivalents, end of period	$6	$1	$1	$(4)	$4

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
The following discussion should be read together with the condensed consolidated financial statements included in Item 1 of Part I of this report and our Form 8-K dated May 9, 2019.
We are an independent exploration and production company engaged in the acquisition, exploration and development of properties to produce oil, natural gas and NGL from underground reservoirs. We own a large and geographically diverse portfolio of onshore U.S. unconventional natural gas and liquids assets, including interests in approximately 13,900 oil and natural gas wells. We have leading positions in the liquids-rich resource plays of the Eagle Ford Shale in South Texas, the stacked pay in the Powder River Basin in Wyoming and the Anadarko Basin in northwestern Oklahoma. Our natural gas resource plays are the Marcellus Shale in the northern Appalachian Basin in Pennsylvania and the Haynesville/Bossier Shales in northwestern Louisiana.
Our strategy is to create shareholder value through the development of our significant resource plays. We continue to focus on reducing debt, increasing cash provided by operating activities, improving margins through financial discipline and operating efficiencies and maintaining exceptional environmental and safety performance. To accomplish these goals, we intend to allocate our capital expenditures to projects we believe offer the highest return and value regardless of the commodity price environment, to deploy leading drilling and completion technology throughout our portfolio, and to take advantage of acquisition and divestiture opportunities to strengthen our cost structure and our portfolio. Increasing our margins means not only increasing our absolute level of cash flows from operations, but also increasing our cash flows from operations generated per barrel of oil equivalent production. We continue to seek opportunities to reduce cash costs per barrel of oil equivalent production (production, gathering, processing and transportation and general and administrative) through operational efficiencies, including but not limited to improving our production volumes from existing wells.
Oil and natural gas prices have a material impact on our financial position, results of operations, cash flows and quantities of oil, natural gas and NGL reserves that may be economically produced. Historically, oil and natural gas prices have been volatile, and may be subject to wide fluctuations in the future. Our consolidated EBITDAX (as defined in the Chesapeake credit agreement to exclude amounts associated with unrestricted subsidiaries) has been, and will continue to be, negatively impacted by the recent substantial decline in oil, natural gas and NGL prices. The reduction in our consolidated EBITDAX will adversely affect our ability to comply with the leverage ratio covenant contained in our revolving credit facility during the next 12 months, absent a reduction in our total indebtedness excluding amounts associated with unrestricted subsidiaries. Please read “Liquidity and Capital Resources.”
Management continues to review operational plans for 2019 and beyond and anticipates reducing capital expenditures in 2020 by approximately 30% to target free cash flow.
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
Overview
Highlights of 2019 include the following:

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

•	restructured gas gathering and crude oil transportation contracts in the Eagle Ford, improving future returns and liquidity;

•
privately negotiated exchanges of approximately $507 million principal amount of our outstanding senior notes for 235,563,519 shares of common stock and $186 million principal amount of our outstanding convertible senior notes for 73,389,094 shares of common stock, reducing annual interest payments;

•	exchanged 40,000 shares of our 5.75% (Series A) Cumulative Convertible Preferred Stock for 10,367,950 shares of common stock, reducing annual preferred stock dividend payments;

•
extended our debt maturity profile by privately exchanging approximately $884 million aggregate principal amount of our existing senior notes due in 2020 and 2021 for approximately $919 million aggregate principal amount of new 8.00% Senior Notes due 2026; and

•
improved our cost structure in the Current Period compared to the Prior Period by reducing combined production, general and administrative, and gathering, processing and transportation expenses by $224 million, or 13%. The primary driver in the reduction is lower gathering, processing and transportation expenses due to certain 2018 divestitures.

Liquidity and Capital Resources
Liquidity Overview
Our ability to grow, make capital expenditures and service our debt depends primarily upon the prices we receive for the oil, natural gas and NGL we sell. Substantial expenditures are required to replace reserves, sustain production and fund our business plans. Fluctuations in oil and natural gas prices have a material impact on our financial position, results of operations, cash flows and quantities of oil, natural gas and NGL reserves that may be economically produced. Historically, oil and natural gas prices have been volatile, and may be subject to wide fluctuations in the future. If depressed prices persist or decline throughout 2020, our ability to comply with the leverage ratio covenant under our revolving credit facility during the next 12 months will be adversely affected and may cause doubt about our ability to continue as a going concern. Failure to comply with this covenant, if not waived, would result in an event of default under our Chesapeake revolving credit facility, the potential acceleration of outstanding debt thereunder and the potential foreclosure on the collateral securing such debt, and could cause a cross-default under our other outstanding indebtedness. We are actively pursuing a variety of transactions and cost-cutting measures, including but not limited to, reducing corporate discretionary expenditures, refinancing transactions by us or our subsidiaries, capital exchange transactions, asset divestitures, reductions in capital expenditures by approximately 30% in 2020 and operational efficiencies, which we believe have the potential to positively impact our ability to comply with our leverage ratio covenant. There can be no assurance that such refinancing transactions, capital exchange transactions or asset divestitures will be available to us on acceptable terms or at all, or that such transactions, reductions in capital expenditures or other measures will be sufficient to alleviate liquidity concerns. Other risks and uncertainties that could affect our liquidity include, but are not limited to, counterparty credit risk for our receivables, access to capital markets, regulatory risks and our ability to meet financial covenants in our financing agreements.
Based on our cash balance, forecasted cash flows from operating activities and availability under our revolving credit facilities, we expect to be able to fund our planned capital expenditures, meet our debt service requirements and fund our other commitments and obligations for the next 12 months, subject to our ability to comply with our financial covenants.
As of September 30, 2019 and December 31, 2018, we had a cash balance of $14 million and $4 million, respectively. As of September 30, 2019 and December 31, 2018, we had a net working capital deficit of $945 million and $1.289 billion, respectively. As of September 30, 2019 and December 31, 2018, our working capital deficit included $208 million and $380 million, respectively, of debt due in the next 12 months. As of September 30, 2019, we had $1.443 billion of borrowing capacity available under our Chesapeake revolving credit facility, with outstanding borrowings of $1.504 billion and $53 million utilized for various letters of credit. In addition, as of September 30, 2019, we had $400 million of borrowing capacity available under our BVL revolving credit facility with outstanding borrowings of $900 million. See Note 6 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion of our debt obligations, including principal and carrying amounts of our notes.

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
We utilize various oil, natural gas and NGL derivative instruments to protect a portion of our cash flow against downside risk. As of October 31, 2019, including October and November derivative contracts that have settled, approximately 80% of our remaining forecasted oil, natural gas and NGL production revenue was hedged, including 74% and 75% of our remaining forecasted 2019 oil and natural gas production at average prices of $59.34 per barrel and $2.83 per mcf, respectively.

Oil Derivatives(a)
Year	Type of Derivative Instrument	Notional Volume	Average NYMEX Price
		(mmbbls)
2019	Swaps	7	$60.24
2019	Two-way collars	1	$58.00/$67.75
2019	Basis protection swaps	2	$5.67
2019	Puts	1	$54.43
2020	Swaps	15	$58.60
2020	Two-way collars	2	$65.00/$83.25
2020	Call swaptions	2	$63.15
2020	Basis protection swaps	5	$2.45
Natural Gas Derivatives(a)
Year	Type of Derivative Instrument	Notional Volume	Average NYMEX Price
		(bcf)
2019	Swaps	118	$2.84
2019	Two-way collars	9	$2.75/$2.91
2019	Three-way collars	15	$2.50/$2.80/$3.10
2019	Calls	6	$12.00
2019	Basis protection swaps	29	($0.10)
2020	Swaps	265	$2.76
2020	Basis protection swaps	30	$0.08
2020	Call swaptions	106	$2.77
2020	Calls	22	$12.00
2021	Call swaptions	15	$2.80
2022	Call swaptions	15	$2.80
___________________________________________

(a)	Includes amounts settled in October and November 2019.
See Note 14 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion of derivatives and hedging activities.

Debt
We are committed to reducing total leverage to achieve long-term net debt/EBITDAX of 2x. To accomplish this goal, we intend to allocate our capital expenditures to projects we believe offer the highest return and value regardless of the commodity price environment, to deploy leading drilling and completion technology throughout our portfolio, and to take advantage of acquisition and divestiture opportunities to strengthen our cost structure and our portfolio. Increasing our margins means not only increasing our absolute level of cash flows from operations, but also increasing our cash flows from operations generated per barrel of oil equivalent production. We continue to seek opportunities to reduce cash costs (production, gathering, processing and transportation and general and administrative), improve our production volumes from existing wells, and achieve additional operating and capital efficiencies with a focus on growing our oil volumes.
We may continue to use a combination of cash, borrowings and issuances of our common stock or other securities and the proceeds from asset sales to retire our outstanding debt and/or preferred stock through privately negotiated transactions, open market repurchases, redemptions, exchanges, tender offers or otherwise, but we are under no obligation to do so.
Chesapeake Revolving Credit Facility
The Chesapeake revolving credit facility is currently subject to a $3.0 billion borrowing base that matures in September 2023. As of September 30, 2019, we had $1.443 billion of borrowing capacity available under our revolving credit facility. Our next borrowing base redetermination is scheduled for the second quarter of 2020. As of September 30, 2019, we had outstanding borrowings of $1.504 billion under the revolving credit facility and had used $53 million of the revolving credit facility for various letters of credit. Borrowings under the facility bear interest at a variable rate. See Note 6 of the notes to our condensed consolidated financial statements included in Item 1 of this report for further discussion of the terms of the Chesapeake revolving credit facility. As of September 30, 2019, we were in compliance with all applicable financial covenants under the credit agreement. Our total leverage ratio was approximately 3.88 to 1.00, our first lien secured leverage ratio was approximately 0.74 to 1.00 and our interest coverage ratio was approximately 3.55 to 1.00.
Fluctuations in oil and natural gas prices have a material impact on our financial position, results of operations, cash flows and quantities of oil, natural gas and NGL reserves that may be economically produced. Historically, oil and natural gas prices have been volatile, and may be subject to wide fluctuations in the future. If continued depressed prices persist, combined with the scheduled reductions in the leverage ratio covenant, our ability to comply with the leverage ratio covenant during the next 12 months will be adversely affected which raises substantial doubt about our ability to continue as a going concern. Failure to comply with this covenant, if not waived, would result in an event of default under our Chesapeake revolving credit facility, the potential acceleration of outstanding debt thereunder and the potential foreclosure on the collateral securing such debt, and could cause a cross-default under our other outstanding indebtedness. We are actively pursuing with support from the Board of Directors a variety of transactions and cost-cutting measures, including but not limited to, reduction in corporate discretionary expenditures, refinancing transactions by us or our subsidiaries, capital exchange transactions, asset divestitures, reductions in capital expenditures by approximately 30% in 2020 and operational efficiencies. We believe it is probable that these measures, as we continue to implement them, will enable us to comply with our leverage ratio covenant.
BVL Revolving Credit Facility
The BVL revolving credit facility is currently subject to a $1.3 billion borrowing base that matures in December 2021. The scheduled borrowing base redetermination for the fourth quarter of 2019 is ongoing, and there can be no assurance that the borrowing base will remain at $1.3 billion. As of September 30, 2019, we had $400 million of borrowing capacity available under the BVL revolving credit facility, with outstanding borrowings of $900 million. Borrowings under the facility bear interest at a variable rate. See Note 6 of the notes to our condensed consolidated financial statements included in Item 1 of this report for further discussion of the terms of the BVL revolving credit facility. As of September 30, 2019, we were in compliance with all applicable financial covenants under the credit agreement. Our ratio of net debt to EBITDAX was 2.97 to 1.00 and our ratio of current assets to current liabilities was 2.23 to 1.00 as of September 30, 2019.
Contractual Obligations and Off-Balance Sheet Arrangements
From time to time, we enter into arrangements and transactions that can give rise to contractual obligations and off-balance sheet commitments. As of September 30, 2019, these arrangements and transactions included (i) certain operating lease agreements, (ii) open purchase commitments, (iii) open delivery commitments, (iv) open drilling commitments, (v) undrawn letters of credit, (vi) open gathering and transportation commitments, and (vii) various other commitments we enter into in the ordinary course of business that could result in future cash obligations.
Capital Expenditures
Our 2019 capital expenditures program is expected to generate greater capital efficiency than our 2018 program as we focus on expanding our margins through disciplined investing in the highest-return projects. Our forecasted 2019 capital expenditures, inclusive of capitalized interest, are $2.1 – $2.3 billion compared to our 2018 capital spending level of $2.1 billion. We have significant control and flexibility over the timing and execution of our development plan, enabling us to reduce our capital spending as needed. Management continues to review operational plans for 2019 and beyond, and anticipates reducing capital expenditures in 2020 by approximately 30% to target free cash flow.
Credit Risk
Some of our counterparties have requested or required us to post collateral as financial assurance of our performance under certain contractual arrangements, such as gathering, processing, transportation and hedging agreements. As of October 31, 2019, we have received requests and posted approximately $71 million of collateral related to certain of our marketing and other contracts. We may be requested or required by other counterparties to post additional collateral in an aggregate amount of approximately $356 million, which may be in the form of additional letters of credit, cash or other acceptable collateral. However, we have substantial long-term business relationships with each of these counterparties, and we may be able to mitigate any collateral requests through ongoing business arrangements and by offsetting amounts that the counterparty owes us. Any posting of collateral consisting of cash or letters of credit reduces availability under our revolving credit facility and negatively impacts our liquidity.
Sources of Funds
The following table presents the sources of our cash and cash equivalents for the Current Period and the Prior Period. See Note 3 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion of divestitures of oil and natural gas assets.

	Nine Months Ended September 30,
	2019	2018
	($ in millions)
Cash provided by operating activities	$1,182	$1,395
Proceeds from divestitures of proved and unproved properties, net	110	395
Proceeds from revolving credit facility borrowings, net	1,310	—
Proceeds from issuance of senior notes, net	—	1,237
Proceeds from sales of other property and equipment, net	6	75
Proceeds from sales of investments	—	74
Total sources of cash and cash equivalents	$2,608	$3,176
Cash Flows from Operating Activities
Cash provided by operating activities was $1.182 billion in the Current Period compared to $1.395 billion in the Prior Period. The decrease in the Current Period is primarily due to the result of lower prices for the oil, natural gas and NGL we sold and lower volumes of natural gas and NGL sold offset by higher oil volumes sold. Additionally, cash provided by operating activities in the Current Period included one-time charges for transaction and severance costs of $72 million related to our acquisition of WildHorse. Cash flows from operations are largely affected by the same factors that affect our net income, excluding various non-cash items, such as depreciation, depletion and amortization, certain impairments, gains or losses on sales of assets, deferred income taxes and mark-to-market changes in our open derivative instruments. See further discussion below under Results of Operations.

Uses of Funds
The following table presents the uses of our cash and cash equivalents for the Current Period and the Prior Period:

	Nine Months Ended September 30,
	2019	2018
	($ in millions)
Oil and Natural Gas Expenditures:
Drilling and completion costs	$1,640	$1,407
Acquisitions of proved and unproved properties	31	118
Total oil and natural gas expenditures	1,671	1,525
Other Uses of Cash and Cash Equivalents:
Payments on revolving credit facility borrowings, net	—	136
Business combination, net	353	—
Additions to other property and equipment	27	11
Cash paid to purchase debt	457	1,285
Extinguishment of other financing	—	122
Dividends paid	69	69
Other	21	29
Total other uses of cash and cash equivalents	927	1,652
Total uses of cash and cash equivalents	$2,598	$3,177
Drilling and Completion Costs
Our drilling and completion costs increased in the Current Period compared to the Prior Period primarily as a result of increased drilling and completion activity in our oil plays. Our average operated rig count was 18 rigs and spud wells were 258 in the Current Period compared to an average operated rig count of 17 rigs and 240 spud wells in the Prior Period. We completed 290 operated wells in the Current Period compared to 242 in the Prior Period.
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
Cash Paid to Purchase Debt
In the Current Quarter, we repurchased approximately $82 million principal amount of the BVL Senior Notes for $76 million. In the Current Period, we repaid upon maturity $380 million principal amount of our Floating Rate Senior Notes due April 2019 with borrowings from our Chesapeake revolving credit facility. In the Prior Period, we used $1.285 billion of cash from the issuance of senior notes together with cash on hand and borrowings under our revolving credit facility to repay in full $1.233 billion principal amount of borrowings under our secured term loan due 2021 plus a call premium of $52 million.
Extinguishment of Other Financing
In the Prior Quarter, we repurchased previously conveyed overriding royalty interests (ORRIs) from CHK Utica, L.L.C. investors and extinguished our obligation to convey future ORRIs to the investors for combined consideration of $199 million. The cash paid was bifurcated between extinguishment of the obligation and acquisition of the ORRI.
Dividends
We paid dividends of $69 million on our preferred stock in both the Current Period and the Prior Period. We eliminated common stock dividends in the 2015 third quarter and do not anticipate paying any common stock dividends in the foreseeable future.

Results of Operations
Oil, Natural Gas and NGL Production and Average Sales Prices

	Three Months Ended September 30, 2019
	Oil		Natural Gas		NGL		Total
	mbbl per day	$/bbl	mmcf per day	$/mcf	mbbl per day	$/bbl	mboe per day	%	$/boe
Marcellus	—	—	928	1.85	—	—	154	32	11.11
Haynesville	—	—	694	2.03	—	—	116	24	12.17
Eagle Ford	51	60.13	161	2.13	16	14.24	94	20	38.62
Brazos Valley	36	58.23	62	1.70	6	8.84	53	11	43.07
Powder River Basin	20	54.17	86	1.96	5	11.49	39	8	33.09
Mid-Continent	8	55.24	57	1.63	5	12.06	22	5	26.26
Retained assets(a)	115	58.18	1,988	1.93	32	12.44	478	100	22.79
Divested assets	—	—	—	—	—	—	—	—	—
Total	115	58.18	1,989	1.93	32	12.44	478	100%	22.79

	Three Months Ended September 30, 2018
	Oil		Natural Gas		NGL		Total
	mbbl per day	$/bbl	mmcf per day	$/mcf	mbbl per day	$/bbl	mboe per day	%	$/boe
Marcellus	—	—	812	2.46	—	—	135	25	14.77
Haynesville	—	—	769	2.74	—	—	128	24	16.44
Eagle Ford	58	74.38	121	3.26	21	28.94	100	19	53.48
Powder River Basin	12	69.24	73	2.50	5	27.89	29	5	39.76
Mid-Continent	9	69.76	60	2.50	4	29.73	23	4	38.64
Retained assets(a)	79	73.07	1,835	2.63	30	28.86	415	77	27.66
Divested assets	10	67.02	497	2.91	29	29.34	122	23	24.38
Total	89	72.39	2,332	2.69	59	29.09	537	100%	26.92

	Nine Months Ended September 30, 2019
	Oil		Natural Gas		NGL		Total
	mbbl per day	$/bbl	mmcf per day	$/mcf	mbbl per day	$/bbl	mboe per day	%	$/boe
Marcellus	—	—	935	2.57	—	—	156	32	15.45
Haynesville	—	—	734	2.46	—	—	122	25	14.78
Eagle Ford	57	61.95	153	2.77	20	16.75	102	21	41.95
Brazos Valley(b)	31	60.38	47	1.80	5	8.89	44	9	45.75
Powder River Basin	18	54.26	86	2.51	5	15.66	38	8	34.15
Mid-Continent	9	55.57	58	2.16	5	17.05	23	5	29.25
Retained assets(a)	115	59.81	2,013	2.52	35	15.50	485	100	25.71
Divested assets	—	—	2	1.37	—	—	1	—	—
Total	115	59.78	2,015	2.51	35	15.50	486	100%	25.70

	Nine Months Ended September 30, 2018
	Oil		Natural Gas		NGL		Total
	mbbl per day	$/bbl	mmcf per day	$/mcf	mbbl per day	$/bbl	mboe per day	%	$/boe
Marcellus	—	—	830	2.85	—	—	138	26	17.14
Haynesville	—	—	810	2.72	—	—	135	25	16.34
Eagle Ford	60	70.35	134	3.26	19	26.93	101	19	50.88
Powder River Basin	9	67.02	59	2.48	4	27.86	23	4	38.28
Mid-Continent	9	66.27	61	2.52	4	26.62	24	4	36.78
Retained assets(a)	78	69.47	1,894	2.80	27	27.00	421	78	27.25
Divested assets	13	63.35	475	2.87	28	26.73	119	22	24.25
Total	91	68.63	2,369	2.82	55	26.87	540	100%	26.59

___________________________________________

(a)	Includes assets retained as of September 30, 2019.
(b) Average production per day since the date of the WildHorse acquisition on February 1, 2019, 242 days, was 35 mbbl, 53 mmcf and 6 mbbl for oil, natural gas and NGL, respectively.
Oil, Natural Gas and NGL Sales

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
	($ in millions)
Oil	$613	$594	3%	$1,879	$1,698	11%
Natural gas	353	578	(39)%	1,384	1,822	(24)%
NGL	37	159	(77)%	149	404	(63)%
Oil, natural gas and NGL sales	$1,003	$1,331	(25)%	$3,412	$3,924	(13)%
The decrease in the average price received per boe in the Current Quarter resulted in a $182 million decrease in revenues, and decreased sales volumes resulted in a $146 million decrease in revenues, for a total net decrease in revenues of $328 million. The decrease in the average price received per boe in the Current Period resulted in a $118 million decrease in revenues, and decreased sales volumes resulted in a $394 million decrease in revenues, for a total net decrease in revenues of $512 million.

Oil, Natural Gas and NGL Derivatives

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	($ in millions)
Oil derivatives – realized gains (losses)	$26	$(112)	$18	$(273)
Oil derivatives – unrealized gains (losses)	98	12	(67)	(115)
Total gains (losses) on oil derivatives	124	(100)	(49)	(388)

Natural gas derivatives – realized gains (losses)	83	(1)	71	83
Natural gas derivatives – unrealized gains (losses)	(40)	(17)	119	(168)
Total gains (losses) on natural gas derivatives	43	(18)	190	(85)

NGL derivatives – realized gains (losses)	—	(10)	—	(14)
NGL derivatives – unrealized gains (losses)	—	(4)	—	(13)
Total gains (losses) on NGL derivatives	—	(14)	—	(27)
Total gains (losses) on oil, natural gas and NGL derivatives	$167	$(132)	$141	$(500)
See Note 14 of the notes to our condensed consolidated financial statements included in Item 1 of this report for a discussion of our derivative activity.
Marketing Revenues and Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
	($ in millions)
Marketing revenues	$889	$1,219	(27)%	$3,038	$3,738	(19)%
Marketing expenses	901	1,238	(27)%	3,071	3,798	(19)%
Marketing gross margin	$(12)	$(19)	37%	$(33)	$(60)	45%
Marketing revenues and expenses decreased in the Current Quarter and the Current Period primarily as a result of decreased oil, natural gas and NGL prices received in our marketing operations as well decreases from the termination of a marketing contract related to our Utica divestiture. Gross margin increased in the Current Quarter primarily due to improved margins related to non-equity transactions including decreases in transportation costs offset by losses on throughput transportation and inventory due to lower prices. Gross margin increased in the Current Period due to improved margins related to non-equity transactions including decreases in transportation costs as well as marketing services provided to acquires of our divested wells offset by losses on throughput transportation and inventory due to lower prices.
Other Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
	($ in millions)
Other revenue	$15	$16	(6)%	$45	$48	(6)%
Other revenue relates to the amortization of deferred VPP revenue. Our remaining deferred revenue balance of $78 million will be amortized on a straight-line basis through 2021. See Note 8 of the notes to our condensed consolidated financial statements included in Item 8 of this report for further discussion of our VPP.

Oil, Natural Gas and NGL Production Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
	($ in millions)
Marcellus	9	8	13%	27	25	8%
Haynesville	12	15	(20)%	39	45	(13)%
Eagle Ford	45	42	7%	141	141	—%
Brazos Valley	25	—	n/a	62	—	n/a
Powder River Basin	20	12	67%	51	35	46%
Mid-Continent	24	27	(11)%	75	73	3%
Retained Assets(a)	135	104	30%	395	319	24%
Divested Assets	—	12	(100)%	(1)	50	(102)%
Total	135	116	16%	394	369	7%

Ad valorem tax	20	16	25%	59	48	23%

Total oil, natural gas and NGL production expenses	$155	$132	17%	$453	$417	9%

	($ per boe)
Marcellus	$0.63	$0.66	(5)%	$0.63	$0.67	(6)%
Haynesville	$1.16	$1.28	(9)%	$1.16	$1.21	(4)%
Eagle Ford	$5.24	$4.52	16%	$5.08	$5.10	—%
Brazos Valley	$5.26	$—	n/a	$5.17	$—	n/a
Powder River Basin	$5.47	$4.40	24%	$4.90	$5.48	(11)%
Mid-Continent	$12.03	$12.97	(7)%	$11.66	$11.49	1%
Retained Assets(a)	$3.09	$2.72	14%	$2.97	$2.78	7%
Divested Assets	$—	$1.11	(100)%	$—	$1.52	(100)%
Total	$3.09	$2.36	31%	$2.97	$2.50	19%

Ad valorem tax	$0.45	$0.32	41%	$0.44	$0.33	33%

Total oil, natural gas and NGL production expenses per boe	$3.54	$2.68	32%	$3.41	$2.83	20%
___________________________________________
(a) Includes assets retained as of September 30, 2019.
The absolute and per unit increase in the Current Quarter and the Current Period was the result of the acquisition of WildHorse in 2019, partially offset by the sale of certain oil and natural gas properties in 2018 and 2019.
Production expenses associated with VPP production volumes in the Current Quarter, the Prior Quarter, the Current Period and the Prior Period included approximately $4 million, $4 million, $11 million and $12 million, respectively. We anticipate a continued decrease in production expenses as the contractually scheduled volumes under our remaining VPP agreement decrease and operating efficiencies generally improve.

Oil, Natural Gas, and NGL Gathering, Processing and Transportation Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	($ in millions, except per unit)
Oil, natural gas and NGL gathering, processing and transportation expenses	$270	$364	$815	$1,060
Oil ($ per bbl)	$3.53	$3.83	$3.12	$3.75
Natural gas ($ per mcf)	$1.19	$1.33	$1.21	$1.30
NGL ($ per bbl)	$5.19	$8.59	$5.27	$8.62
Total ($ per boe)	$6.12	$7.36	$6.14	$7.18
The absolute and per unit decrease in oil, natural gas and NGL gathering, processing and transportation expenses was primarily due to certain 2018 divestitures.
Production Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
	($ in millions, except per unit)
Production taxes	$35	$34	3%	$109	$91	20%
Production taxes per boe	$0.79	$0.69	14%	$0.82	$0.62	32%
The absolute and per unit increase in production taxes in the Current Quarter and the Current Period was primarily due to the addition of Texas assets through our acquisition of WildHorse and the divestiture of Ohio assets that were taxed at a lower rate.
Exploration Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
	($ in millions, except per unit)
Impairments of unproved properties	$1	$7	(86)%	$26	$60	(57)%
Dry hole expense	8	—	—%	8	21	(62)%
Geological and geophysical expense and other	8	15	(47)%	22	42	(48)%
Exploration expense	$17	$22	(23)%	$56	123	(54)%

General and Administrative Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
	($ in millions, except per unit)
Gross compensation and overhead	$150	$174	(14)%	$530	$563	(6)%
Allocated to production expenses	(33)	(36)	(8)%	(105)	(112)	(6)%
Allocated to marketing expenses	(3)	(5)	(40)%	(11)	(16)	(31)%
Allocated to exploration expenses	(2)	(3)	(33)%	(8)	(7)	14%
Allocated to sand mine expenses	(2)	—	n/a	(5)	—	n/a
Capitalized general and administrative expenses	(11)	(13)	(15)%	(37)	(42)	(12)%
Reimbursed from third parties	(33)	(36)	(8)%	(106)	(113)	(6)%
General and administrative expenses, net	$66	$81	(19)%	$258	$273	(5)%

General and administrative expenses, net per boe	$1.48	$1.63	(9)%	$1.94	$1.85	5%
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
Depreciation, Depletion and Amortization

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
	($ in millions, except per unit)
Depreciation, depletion and amortization	$573	$405	41%	$1,672	$1,335	25%
Depreciation, depletion and amortization per boe	$13.04	$8.20	59%	$12.60	$9.05	39%
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
Impairments

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	($ in millions)
Impairments due to lower forecasted commodity prices	$8	$—	$8	$16
Impairments due to anticipated sale	—	53	—	55
Total impairments of oil and natural gas properties	8	53	8	71
Impairments of other fixed assets	1	5	3	51
Total impairments	$9	$58	$11	$122

Other Operating (Income) Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	($ in millions)
Other operating (income) expense	$15	$—	$79	$(1)
In the Current Period, we recorded $34 million of costs related to our acquisition of WildHorse, which consisted of consulting fees, financial advisory fees, legal fees and travel and lodging expenses. Additionally, we recorded $38 million of severance expense as a result of our acquisition of WildHorse. A majority of the WildHorse executives and employees were terminated. These executives and employees were entitled to severance benefits in accordance with existing employment agreements.
Interest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	($ in millions, except per unit)
Interest expense on senior notes	$147	$146	$444	$434
Interest expense on term loan	—	29	—	87
Amortization of loan discount, issuance costs and other	7	8	19	18
Amortization of premium	—	(24)	—	(72)
Interest expense on revolving credit facilities	29	11	69	29
Realized gains on interest rate derivatives	(1)	(1)	(2)	(2)
Unrealized losses on interest rate derivatives	1	1	2	2
Capitalized interest	(6)	(5)	(19)	(14)
Total interest expense	$177	$165	$513	$482

Interest expense per boe(a)	$3.99	$3.32	$3.85	$3.26

Average senior notes borrowings	$7,930	$8,021	$8,098	$7,985
Average credit facilities borrowings	$2,301	$642	$1,852	$540
Average term loan borrowings	$—	$1,179	$—	$1,215
___________________________________________

(a)
Includes the effects of realized (gains) losses from interest rate derivatives, excludes the effects of unrealized (gains) losses from interest rate derivatives and is shown net of amounts capitalized.

The decrease in interest expense on the term loan is due to the repurchase of our term loan in the third quarter of 2018. The decrease in amortization of premium is due to the repurchase of our senior secured second lien notes in the fourth quarter of 2018. The increase in interest expense on revolving credit facilities is due to interest on the BVL revolving credit facility assumed in the WildHorse acquisition as well as increased borrowings to fund operations.

Gains (Losses) on Investments
In the Current Period and in connection with the acquisition of WildHorse, we obtained a 50% membership interest in JWH Midstream LLC (JWH). The carrying value of our investment in JWH, which was being accounted for as an equity method investment, was approximately $17 million as of March 31, 2019. In the Current Period, we paid approximately $7 million to terminate our involvement in the partnership. This removed us from any future obligations related to this joint venture and, therefore, we impaired the full value of the investment and recognized approximately $24 million of impairment expense in the Current Period.
In the Prior Period, we recognized $139 million of gains related to our equity investment in FTSI, including the sale of a portion of that investment. See Note 15 of the notes to our condensed consolidated financial statements included in Item 1 of this report for further discussion. In the Current Period, the hydraulic fracturing industry experienced challenging operating conditions resulting in the current fair value of our investment in FTSI to fall below book value at the end of the Current Quarter. Given the average NYSE closing price for FTSI shares in the Current Quarter exceeded our carrying value per share and more often than not the closing price was greater than our carrying value per share, we have not assessed the reduction in fair value of our investment in FTSI to be other-than-temporary. We will continue to monitor the hydraulic fracturing industry, FTSI operating results and FTSI share price for indications that the reduction in fair value is other-than-temporary, which could result in an impairment of our investment in FTSI.
Gains (Losses) on Purchases or Exchanges of Debt
In the Current Quarter, we privately negotiated exchanges of approximately $507 million principal amount of our outstanding senior notes for 235,563,519 shares of common stock and $186 million principal amount of our outstanding convertible senior notes for 73,389,094 shares of common stock. We recorded an aggregate net gain of approximately $64 million associated with the exchanges. Also in the Current Quarter, we repurchased approximately $82 million principal amount of the BVL Senior Notes and recorded a $6 million gain.
Other Income
In the Current Period, we recognized $8 million of other income from the sale of seismic data licenses to third parties. In the Prior Period, we extinguished our obligation to convey future ORRIs to the CHK Utica L.L.C. investors and recognized a $61 million gain included in other income on our condensed consolidated statement of operations.
Income Tax Expense (Benefit)
We recorded a $1 million income tax benefit in the Current Quarter and a $315 million income tax benefit in the Current Period. We recorded a $1 million income tax expense in the Prior Quarter and an $8 million income tax benefit in the Prior Period. Our effective income tax rate was 1.6% for the Current Quarter and 105.4% for the Current Period. The rate for the Current Period is due to the partial release of the valuation allowance associated with our acquisition of WildHorse and a nominal amount of state income tax refunds resulting from the filing of amended state income tax returns reporting federal audit adjustments. The effective income tax rate was (0.7%) for the Prior Quarter and 2.1% for the Prior Period. Our effective tax rate can fluctuate as a result of the impact of various items, including state income taxes, permanent differences, tax law changes and adjustments to the valuation allowance. See Note 11 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for a discussion of income taxes.
Forward-Looking Statements
This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. Forward-looking statements include our current expectations or forecasts of future events, including matters relating to our ability to meet debt service requirements, cost-cutting measures, reductions in expenditures, proposed refinancing transactions, capital exchange transactions, asset divestitures, reductions in capital expenditures, operational efficiencies, cost savings due to operational and capital efficiencies related to the WildHorse Merger and the other items discussed in the Introduction to Item 2 of this report. In this context, forward-looking statements often address our expected future business, financial performance and financial condition, and often contain words such as "expect," “could,” “may,” "anticipate," "intend," "plan," “ability,” "believe," "seek," "see," "will," "would," “estimate,” “forecast,” "target," “guidance,” “outlook,” “opportunity” or “strategy.”

Although we believe the expectations and forecasts reflected in our forward-looking statements are reasonable, they are inherently subject to numerous risks and uncertainties, most of which are difficult to predict and many of which are beyond our control. No assurance can be given that such forward-looking statements will be correct or achieved or that the assumptions are accurate or will not change over time. Particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include:

•	our ability to comply with the covenants under our revolving credit facility and other indebtedness and the related impact on our ability to continue as a going concern;

•	the volatility of oil, natural gas and NGL prices;

•	uncertainties inherent in estimating quantities of oil, natural gas and NGL reserves and projecting future rates of production and the amount and timing of development expenditures;

•	our ability to replace reserves and sustain production;

•	drilling and operating risks and resulting liabilities;

•	our ability to generate profits or achieve targeted results in drilling and well operations;

•	the limitations our level of indebtedness may have on our financial flexibility;

•	our inability to access the capital markets on favorable terms;

•	the availability of cash flows from operations and other funds to finance reserve replacement costs or satisfy our debt obligations;

•	adverse developments or losses from pending or future litigation and regulatory proceedings, including royalty claims;

•	effects of environmental protection laws and regulation on our business;

•	terrorist activities and/or cyber-attacks adversely impacting our operations;

•	effects of acquisitions and dispositions, including our acquisition of WildHorse and our ability to realize related synergies and cost savings;

•	effects of purchase price adjustments and indemnity obligations; and

•	other factors that are described under Risk Factors in Item 1A of our 2018 Form 10-K and this Form 10-Q.
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

As of September 30, 2019, our oil, natural gas and NGL derivative instruments consisted of the following types of instruments:

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

As of September 30, 2019, we had the following open oil, natural gas and NGL derivative instruments:

		Weighted Average Price				Fair Value
	Volume	Fixed	Call	Put	Differential	Asset (Liability)
	(mmbbl)	($ per bbl)				($ in millions)
Oil:
Swaps:
Short-term	19	$59.17	$—	$—	$—	$123
Long-term	3	$58.71	$—	$—	$—	29
Collars:
Short-term	3	$—	$75.22	$61.37	$—	26
Long-term	—	$—	$83.25	$65.00	$—	7
Call Swaptions:
Short-term	2	$63.15	$—	$—	$—	(1)
Put Options (bought):
Short-term	1	$—	$—	$54.43	$—	2
Deferred Premiums (Put Options):
Short-term	—	$—	$—	$—	$—	(4)
Basis Protection Swaps:
Short-term	2	$—	$—	$—	$5.67	4
Total Oil						186
	(bcf)	($ per mcf)
Natural Gas:
Swaps:
Short-term	316	$2.79	$—	$—	$—	120
Long-term	67	$2.76	$—	$—	$—	19
Three-Way Collars:
Short-term	15	$—	$3.10	$2.50/$2.80	$—	3
Collars:
Short-term	9	$—	$2.91	$2.75	$—	3
Call Options (sold):
Short-term	22	$—	$12.00	$—	$—	—
Long-term	6	$—	$12.00	$—	$—	—
Call Swaptions:
Short-term	79	$2.77	$—	$—	$—	(3)
Long-term	57	$2.78	$—	$—	$—	(4)
Basis Protection Swaps:
Short-term	54	$—	$—	$—	$(0.01)	(1)
Total Natural Gas						137
Total Commodities						$323

In addition to the open derivative positions disclosed above, as of September 30, 2019, we had $40 million of net derivative losses related to settled contracts for future periods that will be recorded within oil, natural gas and NGL revenues as realized gains (losses) on derivatives once they are transferred from either accumulated other comprehensive income or unrealized gains (losses) on derivatives in the month specified in the original contract as noted below:

September 30, 2019
($ in millions)
Short-term	$(22)
Long-term	(18)
Total	$(40)
The table below reconciles the changes in fair value of our oil and natural gas derivatives during the Current Period. Of the $323 million fair value liability as of September 30, 2019, a $272 million asset relates to contracts maturing in the next 12 months and a $51 million asset relates to contracts maturing after 12 months. All open derivative instruments as of September 30, 2019 are expected to mature by December 31, 2020.

September 30, 2019
($ in millions)
Fair value of contracts outstanding, as of January 1, 2019	$282
Change in fair value of contracts	109
Contracts realized or otherwise settled	(68)
Fair value of contracts outstanding, as of September 30, 2019	$323
Interest Rate Risk
The table below presents principal cash flows and related weighted average interest rates by expected maturity dates, using the earliest demand repurchase date for contingent convertible senior notes.

	Years of Maturity
	2019	2020	2021	2022	2023	Thereafter	Total
	($ in millions)
Liabilities:
Debt – fixed rate	$—	$301	$294	$338	$209	$6,186	$7,328
Average interest rate	—%	6.70%	5.80%	4.86%	5.75%	7.29%	7.05%
Debt – variable rate	$—	$—	$900	$—	$1,504	$—	$2,404
Average interest rate	—%	—%	4.04%	—%	4.03%	—%	4.03%
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
In July 2017, the UK's Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR as a benchmark by the end of 2021. At the present time, the BVL revolving credit facility has a stated maturity date in December 2021. Under the terms of the BVL revolving credit facility, the occurrence of certain events related to the phase-out of LIBOR would make Eurodollar borrowings unavailable and require BVL to borrow at the ABR rate or at an alternate rate of interest determined by the lenders under the BVL revolving credit facility as their cost of funds. We are currently evaluating the potential impact of the eventual phasing-out of LIBOR, including the amendment of the BVL revolving credit facility to implement a market-standard approach to the transition from LIBOR.

As of September 30, 2019, we had $3 million of net gains related to settled interest rate derivative contracts that will be recorded within interest expense as realized gains or losses once they are transferred from our senior note liability or within interest expense as unrealized gains or losses over the remaining six-year term of our related senior notes.
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
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2019 that our disclosure controls and procedures were effective.
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
Also, our credit facilities require us to maintain compliance with specified financial ratios and satisfy certain financial condition tests. Our ability to comply with these ratios and financial condition tests may be affected by events beyond our control and, as a result, we may be unable to meet these ratios and financial condition tests. These financial ratio restrictions and financial condition tests could limit our ability to obtain future financings, make needed capital expenditures, withstand a continued downturn in our business or a downturn in the economy in general or otherwise conduct necessary corporate activities. Further declines in oil, NGL and natural gas prices, or a prolonged period of low oil, NGL and natural gas prices could eventually result in our failing to meet one or more of the financial covenants under our credit facilities, which could require us to refinance or amend such obligations resulting in the payment of consent fees or higher interest rates, or require us to raise additional capital at an inopportune time or on terms not favorable to us. Specifically, the leverage ratio required by the covenants in our revolving credit begins to decrease by 25 basis points each quarter beginning with the fiscal quarter ending December 31, 2019 until it reaches 4.00 to 1.00 for the fiscal quarter ending March 31, 2021 and each quarter thereafter. If depressed prices persist or decline throughout 2020, our ability to comply with the leverage ratio covenant under our revolving credit facility during the next 12 months will be adversely affected and may cause doubt about our ability to continue as a going concern.
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
Our ability to utilize NOL carryforwards, disallowed interest carryforwards and possibly other tax attributes to reduce future taxable income and federal income tax is subject to various limitations under Section 382 of the Code. The utilization of such attributes may be subject to an annual limitation under Section 382 of the Code upon the occurrence of an Ownership Change. The annual limitation is generally equal to the product of (a) the fair market value of our equity multiplied by (b) the long-term tax-exempt rate in effect for the month in which an Ownership Change occurs. If we are in a net unrealized built-in gain position at the time of an Ownership Change, then the limitation is increased by recognized built-in gains occurring within a five year period following the Ownership Change, but only to the extent of the net unrealized built-in gain which existed at the time of the Ownership Change. However, the Proposed Regulations would, if finalized in their current form, limit the potential increases to the annual limitation amount for certain built-in gains existing at the time of an Ownership Change, thereby significantly reducing the ability to utilize tax attributes. If we are in a net unrealized built-in loss position at the time of an Ownership Change, then the limitation may apply to tax attributes other than just NOL carryforwards and disallowed interest carryforwards, such as depreciable basis of tangible equipment. Some states impose similar limitations on tax attribute utilization upon experiencing an Ownership Change.
We believe that, based on information currently available, neither the WildHorse Merger, the exchanges of our common stock for certain outstanding senior notes that occurred during the Current Quarter nor the exchange of our common stock for certain Cumulative Convertible Preferred Stock that also occurred during the Current Quarter resulted in an Ownership Change. Therefore, with the exception of the WildHorse NOL carryforwards and disallowed interest carryforwards acquired earlier this year, we do not believe we have a limitation on the ability to utilize our carryforwards and other tax attributes under Section 382 of the Code as of September 30, 2019. However, issuances, sales and/or exchanges of our stock (including, potentially, relatively small transactions and transactions beyond our control) occurring after September 30, 2019, taken together with other prior transactions with respect to our stock, could trigger an Ownership Change and therefore a limitation on our ability to utilize our carryforwards and other tax attributes. Furthermore, if such an Ownership Change were to occur and the Proposed Regulations are finalized in their current form, the severity of the limitation may worsen due to the inability to consider certain recognized built-in gains in the calculation of the annual limitation amount. Any such limitation could result in a significant portion of our NOL carryforwards expiring before we would be able to utilize them to reduce taxable income in future periods. Based on the foregoing, certain NOL carryforwards, disallowed interest carryforwards and other tax attributes may need to be written off or have a valuation allowance maintained against them which, in turn, may result in a material charge to income tax expense.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information about repurchases of our common stock during the quarter ended September 30, 2019:

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
				($ in millions)
July 1, 2019 through July 31, 2019	31,565	$1.98	—	$—
August 1, 2019 through August 31, 2019	—	$—	—	$—
September 1, 2019 through September 30, 2019	—	$—	—	$—
Total	31,565	$1.98	—
___________________________________________

(a)	Includes shares of common stock purchased on behalf of our deferred compensation plan.

ITEM 3.	Defaults Upon Senior Securities
None.

ITEM 4.	Mine Safety Disclosures
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
INDEX OF EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed or Furnished Herewith
3.1.1	Chesapeake’s Restated Certificate of Incorporation.	10-K	001-13726	3.1.1	2/27/2019

3.1.2	Certificate of Designation of 5% Cumulative Convertible Preferred Stock (Series 2005B), as amended.	10-Q	001-13726	3.1.4	11/10/2008

3.1.3	Certificate of Designation of 4.5% Cumulative Convertible Preferred Stock, as amended.	10-Q	001-13726	3.1.6	8/11/2008

3.1.4	Certificate of Designation of 5.75% Cumulative Non-Voting Convertible Preferred Stock (Series A).	8-K	001-13726	3.2	5/20/2010

3.1.5	Certificate of Designation of 5.75% Cumulative Non-Voting Convertible Preferred Stock, as amended.	10-Q	001-13726	3.1.5	8/9/2010

3.2	Chesapeake’s Amended and Restated Bylaws.	8-K	001-13726	3.2	6/19/2014

4.1	Indenture, dated as of February 1, 2017, by and among WildHorse Resource Development Corporation, the subsidiary guarantors named therein and U.S. Bank National Association, as Trustee.	8-K	001-37964	4.1	2/1/2017

4.2	Fourth Supplemental Indenture, dated as of February 1, 2019 among Brazos Valley Longhorn, L.L.C., the Guarantors (as defined in the Indenture referred to therein) and U.S. Bank National Association.	8-K	001-37964	4.1	2/1/2019

4.3	Third Supplemental Indenture, dated as of August 2, 2018 among Burleson Sand LLC, WildHorse Resource Development Corporation, the other subsidiary guarantors named therein and U.S. Bank National Association, as Trustee.	10-Q	001-37964	4.6	8/9/2018

4.4	Second Supplemental Indenture, dated as of January 8, 2018 among Burleson Sand LLC, WildHorse Resource Development Corporation, the other subsidiary guarantors named therein and U.S. Bank National Association, as Trustee.	10-K	001-37964	4.6	3/12/2018

4.5	First Supplemental Indenture, dated as of June 30, 2017, by and among WHR Eagle Ford LLC, WildHorse Resource Development Corporation, the other subsidiary guarantors named therein and U.S. Bank National Association, as Trustee.	10-Q	001-37964	4.6	8/10/2017

4.6	Tenth Supplemental Indenture, dated as of April 3, 2019, to Indenture dated as of April 24, 2014 with respect to 8.00% Senior Notes due 2026.	8-K	001-13726	4.2	4/5/2019

4.7	Registration Rights Agreement, dated as of April 3, 2019, among Chesapeake Energy Corporation, the subsidiary guarantors named therein and the dealer managers party thereto with respect to 8.00% Senior Notes due 2026.	8-K	001-13726	4.4	4/5/2019

10.1	Securities Exchange Agreement, dated as of September 9, 2019, between Chesapeake Energy Corporation and Franklin Advisers, Inc..					X

31.1	Robert D. Lawler, President and Chief Executive Officer, Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Domenic J. Dell’Osso, Jr., Executive Vice President and Chief Financial Officer, Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Robert D. Lawler, President and Chief Executive Officer, Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2	Domenic J. Dell’Osso, Jr., Executive Vice President and Chief Financial Officer, Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

95.1	Mine Safety Disclosure	X

101 INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

101 SCH	Inline XBRL Taxonomy Extension Schema Document.	X

101 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

101 LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.	X

101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	X

†	Management contract or compensatory plan or arrangement

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHESAPEAKE ENERGY CORPORATION

Date: November 5, 2019	By:	/s/ ROBERT D. LAWLER
Robert D. Lawler President and Chief Executive Officer

Date: November 5, 2019	By:	/s/ DOMENIC J. DELL’OSSO, JR.
Domenic J. Dell’Osso, Jr. Executive Vice President and Chief Financial Officer