Form 10-K
period 2019-12-31
CHESAPEAKE ENERGY CORP
filed 2020-02-27
CIK 895126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2019
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒     No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act. Yes ☐     No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☒  Accelerated Filer ☐  Non-accelerated Filer ☐
Smaller Reporting Company ☐  Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of our common stock held by non-affiliates on June 28, 2019, was approximately $2.2 billion. As of February 19, 2020, there were 1,954,583,780 shares of our $0.01 par value common stock outstanding.
__________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the 2020 Annual Meeting of Shareholders are incorporated by reference in Part III.

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
WildHorse. WildHorse Resource Development Corporation. Immediately following the completion of our acquisition of WildHorse (the “First Merger”), WildHorse merged with and into Brazos Valley Longhorn, L.L.C., a newly formed Delaware limited liability company and wholly owned subsidiary of Chesapeake, which, together with the First Merger, we refer to as the “WildHorse Merger.” For ease of reference, we use the term “WildHorse” to refer to WildHorse Resource Development Corporation prior to the acquisition and Brazos Valley Longhorn, L.L.C., “Brazos Valley Longhorn” or “BVL” after the acquisition, as applicable.
Working Interest. The operating interest which gives the owner the right to drill, produce and conduct operating activities on the property and a share of production.

Forward-Looking Statements
This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements include our current expectations or forecasts of future events, including matters relating to our ability to meet debt service requirement, cost-cutting measures, reductions in expenditures, refinancing transactions, capital exchange transactions, asset divestitures, reductions in capital expenditures, operational efficiencies, cost savings due to operational and capital efficiencies related to the WildHorse Merger and the other items discussed in the Introduction to Item 7 of Part II of this report. In this context, forward-looking statements often address our expected future business and financial performance and financial condition, and often contain words such as "expect," “could,” “may,” "anticipate," "intend," "plan," “ability,” "believe," "seek," "see," "will," "would," “estimate,” “forecast,” "target," “guidance,” “outlook,” “opportunity” or “strategy.”
Although we believe the expectations and forecasts reflected in our forward-looking statements are reasonable, they are inherently subject to numerous risks and uncertainties, most of which are difficult to predict and many of which are beyond our control. No assurance can be given that such forward-looking statements will be correct or achieved or that the assumptions are accurate or will not change over time. Particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include:

•	our ability to comply with the covenants under our revolving credit facility and other indebtedness;

•
the volatility of oil, natural gas and NGL prices, which are affected by general economic and business conditions, as well as increased demand for (and availability of) alternative fuels and electric vehicles;

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

•
legislative and regulatory initiatives addressing environmental concerns, including initiatives addressing the impact of global climate change or further regulating hydraulic fracturing, methane emissions, flaring or water disposal;

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
Our Business
We are an independent exploration and production company engaged in the acquisition, exploration and development of properties to produce oil, natural gas and NGL from underground reservoirs. We own a large and geographically diverse portfolio of onshore U.S. unconventional liquids and natural gas assets, including interests in approximately 13,500 oil and natural gas wells. We have significant positions in the liquids-rich resource plays of the Eagle Ford Shale in South Texas, the stacked pay in the Powder River Basin in Wyoming and the Anadarko Basin in northwestern Oklahoma. Our natural gas resource plays are the Marcellus Shale in the northern Appalachian Basin in Pennsylvania and the Haynesville/Bossier Shales in northwestern Louisiana.
In February 2019, we acquired WildHorse Resource Development Corporation, an oil and gas company with operations in the Eagle Ford Shale and Austin Chalk formations in southeast Texas, for approximately 717.4 million shares of our common stock and $381 million in cash, and the assumption of WildHorse’s debt of $1.4 billion as of the acquisition date of February 1, 2019. The acquisition of WildHorse expands our oil growth platform and accelerates our progress toward our strategic and financial goals of enhancing our margins, achieving sustainable free cash flow generation and reducing our net debt to EBITDAX ratio.
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
Business Strategy
Our strategy is to create shareholder value through the development of our significant resource plays. We continue to focus on reducing debt, increasing cash provided by operating activities, improving margins through financial discipline and operating efficiencies and maintaining exceptional environmental and safety performance. To accomplish these goals, we intend to allocate our capital expenditures to projects we believe offer the highest return and value regardless of the commodity price environment, to deploy leading drilling and completion technology throughout our portfolio, and to take advantage of acquisition and divestiture opportunities to strengthen our cost structure and our portfolio. Increasing our margins means not only increasing our absolute level of cash flow from operations, but also increasing our cash flow from operations generated per barrel of oil equivalent production. We continue to seek opportunities to reduce cash costs per barrel of oil equivalent production (production, gathering, processing and transportation and general and administrative) through operational efficiencies, including improving our production volumes from existing wells.
We believe that our dedication to financial discipline, the flexibility and efficiency of our capital program and our continued focus on safety and environmental stewardship will provide opportunities to create value for us and our shareholders.

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
Eagle Ford - South Texas.
Brazos Valley - Southeast Texas assets acquired in our WildHorse acquisition on February 1, 2019.
Powder River Basin - Stacked pay in Wyoming.
Mid-Continent - Anadarko Basin in northwestern Oklahoma.
Well Data
As of December 31, 2019, we held an interest in approximately 13,500 gross (6,800 net) productive wells, including 11,400 properties in which we held a working interest and 2,100 properties in which we held an overriding or royalty interest. Of the 11,400 properties in which we had a working interest, we operated 8,500 wells, of which 7,000 gross (4,000 net), were classified as productive natural gas wells and 4,400 gross (2,800 net) were classified as productive oil wells. During 2019, we drilled or participated in 370 gross (273 net) wells as operator and participated in another 49 gross (3 net) wells completed by other operators. We operate approximately 97% of our current daily production volumes.
Drilling Activity
The following table sets forth the wells we drilled or participated in during the periods indicated. In the table, "gross" refers to the total wells in which we had a working interest and "net" refers to gross wells multiplied by our working interest:

	2019				2018				2017
	Gross	%	Net	%	Gross	%	Net	%	Gross	%	Net	%
Development:
Productive	414	100	271	100	363	99	227	99	462	99	292	99
Dry	—	—	—	—	2	1	1	1	4	1	2	1
Total	414	100	271	100	365	100	228	100	466	100	294	100

Exploratory:
Productive	1	20	1	20	10	83	9	82	2	100	2	100
Dry	4	80	4	80	2	17	2	18	—	—	—	—
Total	5	100	5	100	12	100	11	100	2	100	2	100

The following table shows the wells we drilled or participated in by operating area:

	2019		2018		2017
	Gross Wells	Net Wells	Gross Wells	Net Wells	Gross Wells	Net Wells
Marcellus	44	22	52	23	43	21
Haynesville	22	16	30	21	37	34
Eagle Ford	150	85	162	98	180	106
Brazos Valley	83	79	—	—	—	—
Powder River Basin	75	57	41	34	25	21
Mid-Continent	40	12	52	32	114	58
Utica	—	—	40	31	69	56
Other	5	5	—	—	—	—
Total	419	276	377	239	468	296
As of December 31, 2019, we had 123 gross (70 net) wells in the process of being drilled or completed.
Production Volumes, Sales Prices, Production Expenses and Gathering, Processing and Transportation Expenses
The following table sets forth information regarding our net production volumes, average sales price received for our production, average sales price of our production combined with our realized gains or losses on derivatives and production and gathering, processing and transportation expenses per boe for the periods indicated:

	Years Ended December 31,
	2019	2018	2017
Net Production:
Oil (mmbbl)	43	33	33
Natural gas (bcf)	728	832	878
NGL (mmbbl)	12	19	21
Oil equivalent (mmboe)	177	190	200

Average Sales Price of Production:
Oil ($ per bbl)	$59.16	$67.25	$51.03
Natural gas ($ per mcf)	$2.45	$2.99	$2.76
NGL ($ per bbl)	$15.62	$26.50	$23.18
Oil equivalent ($ per boe)	$25.57	$27.27	$22.88

Average Sales Price (including realized gains (losses) on derivatives):
Oil ($ per bbl)	$60.00	$57.42	$53.19
Natural gas ($ per mcf)	$2.60	$3.00	$2.75
NGL ($ per bbl)	$15.62	$25.84	$22.98
Oil equivalent ($ per boe)	$26.42	$25.56	$23.17

Expenses ($ per boe):
Oil, natural gas and NGL production	$2.94	$2.50	$2.59
Oil, natural gas and NGL gathering, processing and transportation	$6.13	$7.35	$7.36

Oil, Natural Gas and NGL Reserves
The tables below set forth information as of December 31, 2019, with respect to our estimated proved reserves, the associated estimated future net revenue, the present value of estimated future net revenue (“PV-10”) and the standardized measure of discounted future net cash flows (“standardized measure”). None of the estimated future net revenue, PV-10 nor the standardized measure are intended to represent the current market value of the estimated oil, natural gas and NGL reserves we own. All of our estimated reserves are located within the United States.

	December 31, 2019
	Oil	Natural Gas	NGL	Total
	(mmbbl)	(bcf)	(mmbbl)	(mmboe)
Proved developed	201	3,377	82	846
Proved undeveloped	157	3,189	38	726
Total proved(a)	358	6,566	120	1,572

	Proved Developed	Proved Undeveloped	Total Proved
	($ in millions)
Estimated future net revenue(b)	$10,488	$6,656	$17,144
Present value of estimated future net revenue (PV-10)(b)	$6,341	$2,674	$9,015
Standardized measure(b)			$9,000
___________________________________________

(a)	Marcellus, Eagle Ford, Haynesville and Brazos Valley accounted for approximately 42%, 19%, 18%, and 14% respectively, of our estimated proved reserves by volume as of December 31, 2019.

(b)
Estimated future net revenue represents the estimated future revenue to be generated from the production of proved reserves, net of estimated production and future development costs, using pricing differentials and costs under existing economic conditions as of December 31, 2019, and assuming commodity prices as set forth below. For the purpose of determining prices used in our reserve reports, we used the unweighted arithmetic average of the prices on the first day of each month within the 12-month period ended December 31, 2019. The prices used in our PV-10 measure were $55.69 of oil and $2.58 of natural gas, before basis differential adjustments. These prices should not be interpreted as a prediction of future prices, nor do they reflect the value of our commodity derivative instruments in place as of December 31, 2019. The amounts shown do not give effect to non-property-related expenses, such as corporate general and administrative expenses and debt service, or to depreciation, depletion and amortization. The present value of estimated future net revenue typically differs from the standardized measure because the former does not include the effects of estimated future income tax expense of $15 million as of December 31, 2019.

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
A comparison of the standardized measure of discounted future net cash flows to PV-10 is presented above. Neither PV-10 nor the standardized measure of discounted future net cash flows purport to represent the fair value of our proved oil and gas reserves.

As of December 31, 2019, our proved reserve estimates included 726 mmboe of reserves classified as proved undeveloped, compared to 700 mmboe as of December 31, 2018. Presented below is a summary of changes in our proved undeveloped reserves (PUDs) for 2019:

Total
(mmboe)
Proved undeveloped reserves, beginning of period	700
Extensions and discoveries	185
Revisions of previous estimates	(128)
Developed	(167)
Purchase of reserves-in-place	136
Proved undeveloped reserves, end of period	726
As of December 31, 2019, all PUDs were planned to be developed within five years of original recording. In 2019, we invested approximately $1.2 billion to convert 167 mmboe of PUDs to proved developed reserves. In 2020, we estimate that we will invest approximately $1.4 billion for PUD conversion. We added 185 mmboe of proved undeveloped reserves through extensions and discoveries primarily due to an updated five-year development plan. We recorded a downward revision of 128 mmboe from previous estimates due to lateral length adjustments, performance, updates to our five-year development plan and changes in commodity prices.
The future net revenue attributable to our estimated PUDs was $6.7 billion and the present value was $2.7 billion as of December 31, 2019. These values were calculated assuming that we will expend approximately $5 billion to develop these reserves ($1.4 billion in 2020, $1.3 billion in 2021, $1.0 billion in 2022, $744 million in 2023 and $566 million in 2024). The amount and timing of these expenditures will depend on a number of factors, including actual drilling results, service costs, commodity prices and the availability of capital. Our developmental drilling schedules are subject to revision and reprioritization throughout the year resulting from unknowable factors such as unexpected developmental drilling results, title issues and infrastructure availability or constraints.
Of our 846 mmboe of proved developed reserves as of December 31, 2019, approximately 13 mmboe, or 2%, were non-producing.
Our ownership interest used for calculating proved reserves and the associated estimated future net revenue assumes maximum participation by other parties to our farm-out and participation agreements.
Our estimated proved reserves and the standardized measure of discounted future net cash flows of the proved reserves as of December 31, 2019, 2018 and 2017, along with the changes in quantities and standardized measure of the reserves for each of the three years then ended, are shown in Supplemental Disclosures About Oil, Natural Gas and NGL Producing Activities included in Item 8 of this report. No estimates of proved reserves comparable to those included herein have been included in reports to any federal agency other than the SEC.
There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond our control. The reserve data represents only estimates. Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured exactly, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, estimates made by different engineers often vary. In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revision of these estimates, and these revisions may be material. Accordingly, reserve estimates often differ from the actual quantities of oil, natural gas and NGL that are ultimately recovered. Furthermore, the estimated future net revenue from proved reserves and the associated present value are based upon certain assumptions, including prices, future production levels and costs that may not prove correct. Future prices and costs may be materially higher or lower than the prices and costs as of the date of any estimate. See Supplemental Disclosures About Oil, Natural Gas and NGL Producing Activities included in Item 8 of this report for further discussion of our reserve quantities.

Reserves Estimation
Our Corporate Reserves Department prepared approximately 19% by volume, and approximately 15% by value, of our estimated proved reserves disclosed in this report. Those estimates were based upon the best available production, engineering and geologic data.
Our Director – Corporate Reserves, is the technical person primarily responsible for overseeing the preparation of our reserve estimates and for coordinating any reserves work conducted by a third-party engineering firm. Her qualifications include the following:

•	over 17 years of practical experience in the oil and gas industry, with approximately 15 years in reservoir engineering;

•	Bachelor of Science degree in Geology and Environmental Sciences;

•	Master’s Degree in Petroleum and Natural Gas Engineering;

•	Executive MBA; and

•	member in good standing of the Society of Petroleum Engineers.
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
We engaged Software Integrated Solutions, Division of Schlumberger Technology Corporation, a third-party engineering firm, to prepare approximately 81% by volume, and approximately 85% by value, of our estimated proved reserves as of December 31, 2019. A copy of the report issued by the engineering firm is filed with this report as Exhibit 99.1. The qualifications of the technical person at the firm primarily responsible for overseeing the preparation of our reserve estimates are set forth below.

•	over 30 years of practical experience in the estimation and evaluation of reserves;

•	registered professional geologist license in the Commonwealth of Pennsylvania;

•	member in good standing of the Society of Petroleum Engineers and the Society of Petroleum Evaluation Engineers; and

•	Bachelor of Science degree in Geological Sciences.

Acreage
The following table sets forth our gross and net developed and undeveloped oil and natural gas leasehold and fee mineral acreage as of December 31, 2019. Gross acres are the total number of acres in which we own a working interest. Net acres refer to gross acres multiplied by our fractional working interest. Acreage numbers do not include our unexercised options to acquire additional acreage.

	Developed Leasehold		Undeveloped Leasehold		Fee Minerals		Total
	Gross Acres	Net Acres	Gross Acres	Net Acres	Gross Acres	Net Acres	Gross Acres	Net Acres
	(in thousands)
Marcellus	547	350	253	172	16	16	816	538
Haynesville	293	263	36	29	1	1	330	293
Eagle Ford	310	186	68	46	—	—	378	232
Brazos Valley	411	321	302	156	—	—	713	477
Powder River Basin	96	77	166	128	1	1	263	206
Mid-Continent	900	582	211	138	17	16	1,128	736
Other(a)	167	132	967	912	431	427	1,565	1,471
Total	2,724	1,911	2,003	1,581	466	461	5,193	3,953
___________________________________________

(a)	Includes 1.3 million net acres retained in the 2016 divestiture of our Devonian Shale assets, in which we retained all rights below the base of the Kope formation.
Most of our leases have a three- to five-year primary term, and we manage lease expirations to ensure that we do not experience unintended material expirations. Our leasehold management efforts include scheduling our drilling to establish production in paying quantities in order to hold leases by production, timely exercising our contractual rights to pay delay rentals to extend the terms of leases we value, planning noncore divestitures to high-grade our lease inventory and letting some leases expire that are no longer part of our development plans. The following table sets forth the expiration periods of gross and net undeveloped leasehold acres as of December 31, 2019:

	Acres Expiring
	Gross Acres	Net Acres
	(in thousands)
Years Ending December 31:
2020	83	79
2021	62	54
2022	28	28
After 2022	88	86
Held-by-production(a)	1,742	1,334
Total	2,003	1,581
___________________________________________

(a)	Held-by-production acres will remain in force as production continues on the subject leases.

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
Major Customers
Sales to Valero Energy Corporation constituted approximately 12% and 10% of total revenues (before the effects of hedging) for the years ended December 31, 2019 and 2018, respectively. Sales to Royal Dutch Shell PLC constituted approximately 10% of total revenues (before the effects of hedging) for the year ended December 31, 2017. No other purchasers accounted for more than 10% of our total revenues in 2019, 2018 or 2017.
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
Public Policy and Government Regulation
All of our operations are conducted onshore in the United States. Our industry is subject to a wide range of regulations, laws, rules, taxes, fees and other policy implementation actions that have been pervasive and are under constant review for amendment or expansion. Numerous government agencies have issued extensive regulations that are binding on our industry, some of which carry substantial penalties for failure to comply. These laws and regulations increase the cost of doing business and consequently affect profitability. Additionally, currently unforeseen environmental incidents may occur or past non-compliance with environmental laws or regulations may be discovered. We actively monitor regulatory developments applicable to our industry in order to anticipate, design and implement required compliance activities and systems. The following are significant areas of government control and regulation affecting our operations.

Exploration and Production, Environmental, Health and Safety and Occupational Laws and Regulations
Our operations are subject to federal, tribal, state, and local laws and regulations. These laws and regulations relate to matters that include, but are not limited to, the following:

•	reporting of workplace injuries and illnesses;

•	industrial hygiene monitoring;

•	worker protection and workplace safety;

•	approval or permits to drill and to conduct operations;

•	provision of financial assurances (such as bonds) covering drilling and well operations;

•	calculation and disbursement of royalty payments and production taxes;

•	seismic operations/data;

•	hydraulic fracturing;

•	location, drilling, cementing and casing of wells;

•	well design and construction of pad and equipment;

•	construction and operations activities in sensitive areas, such as wetlands, coastal regions or areas that contain endangered or threatened species, their habitats, or sites of cultural significance;

•	method of well completion and hydraulic fracturing;

•	water withdrawal;

•	well production and operations, including processing and gathering systems;

•	emergency response, contingency plans and spill prevention plans;

•	emissions and discharges permitting;

•	climate change;

•	use, transportation, storage and disposal of fluids and materials incidental to oil and gas operations;

•	surface usage, maintenance, monitoring and the restoration of properties associated with well pads, pipelines, impoundments and access roads;

•	plugging and abandoning of wells; and

•	transportation of production.
Failure to comply with these laws and regulations can lead to the imposition of remedial liabilities, administrative, civil or criminal fines or penalties or injunctions limiting our operations in affected areas. Moreover, multiple environmental laws provide for citizen suits which allow environmental organizations to act in the place of the government and sue operators for alleged violations of environmental law. We consider the costs of environmental protection and safety and health compliance necessary, manageable parts of our business. We have been able to plan for and comply with environmental, safety and health laws and regulations without materially altering our operating strategy or incurring significant unreimbursed expenditures. However, based on regulatory trends and increasingly stringent laws, our capital expenditures and operating expenses related to the protection of the environment and safety and health compliance have increased over the years and may continue to increase. We cannot predict with any reasonable degree of certainty our future exposure concerning such matters.
Our operations also are subject to conservation regulations, including the regulation of the size of drilling and spacing units or proration units, the number of wells that may be drilled in a unit, the rate of production allowable from oil and gas wells, and the unitization or pooling of oil and gas properties. In the United States, some states allow the forced pooling or integration of tracts to facilitate exploration, while other states rely on voluntary pooling of lands and leases, which may make it more difficult to develop oil and gas properties. In addition, federal and state conservation laws generally limit the venting or flaring of natural gas, and state conservation laws impose certain requirements regarding the ratable purchase of production. These regulations limit the amounts of oil and gas we can produce from our wells and the number of wells or the locations at which we can drill. For further discussion, see Item 1A. Risk Factors - We are subject to extensive governmental regulation, which can change and could adversely impact our business.

Regulatory proposals in some states and local communities have been initiated to require or make more stringent the permitting and compliance requirements for hydraulic fracturing operations. Federal and state agencies have continued to assess the potential impacts of hydraulic fracturing, which could spur further action toward federal, state and/or local legislation and regulation. Further restrictions of hydraulic fracturing could make it difficult or impossible to conduct our operations, and thereby reduce the amount of oil, natural gas and NGL that we are ultimately able to produce from our properties.
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
For further discussion, see Item 1A. Risk Factors - Oil and natural gas drilling and producing operations can be hazardous and may expose us to liabilities.
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
We maintain a control of well insurance policy with a $50 million single well limit and a $100 million multiple wells limit that insures against certain sudden and accidental risks associated with drilling, completing and operating our wells. This insurance may not be adequate to cover all losses or exposure to liability. We also carry a $250 million comprehensive general liability umbrella insurance policy. In addition, we maintain a $50 million pollution liability insurance policy providing coverage for gradual pollution related risks and in excess of the general liability policy for sudden and accidental pollution risks. We provide workers' compensation insurance coverage to employees in all states in which we operate. While we believe these policies are customary in the industry, they do not provide complete coverage against all operating risks, and policy limits scale to our working interest percentage in certain situations. In addition, our insurance does not cover penalties or fines that may be assessed by a governmental authority. A loss not fully covered by insurance could have a material adverse effect on our financial position, results of operations and cash flows. Our insurance coverage may not be sufficient to cover every claim made against us or may not be commercially available for purchase in the future.
Facilities
We own an office complex in Oklahoma City and we own or lease various field offices in cities or towns in the areas where we conduct our operations.

Executive Officers
Robert D. Lawler, President, Chief Executive Officer and Director
Robert D. (“Doug”) Lawler, 53, has served as President and Chief Executive Officer since June 2013. Prior to joining Chesapeake, Mr. Lawler served in multiple engineering and leadership positions at Anadarko Petroleum Corporation. His positions at Anadarko included Senior Vice President, International and Deepwater Operations and member of Anadarko’s Executive Committee from July 2012 to May 2013; Vice President, International Operations from December 2011 to July 2012; Vice President, Operations for the Southern and Appalachia Region from March 2009 to July 2012; and Vice President, Corporate Planning from August 2008 to March 2009. Mr. Lawler began his career with Kerr-McGee Corporation in 1988 and joined Anadarko following its acquisition of Kerr-McGee in 2006.
Domenic J. Dell'Osso, Jr., Executive Vice President and Chief Financial Officer
Domenic J. (“Nick”) Dell'Osso, Jr., 43, has served as Executive Vice President and Chief Financial Officer since November 2010. Mr. Dell'Osso served as our Vice President – Finance and Chief Financial Officer of our wholly owned midstream subsidiary, Chesapeake Midstream Development, L.P., from August 2008 to November 2010.
Frank J. Patterson, Executive Vice President – Exploration and Production
Frank J. Patterson, 61, has served as Executive Vice President - Exploration and Production since August 2016. Previously, he served as Executive Vice President – Exploration and Northern Division since April 2016 and as Executive Vice President – Exploration, Technology & Land since May 2015. Before joining Chesapeake, Mr. Patterson served in various roles at Anadarko from 2006 to 2015, most recently as Senior Vice President – International Exploration. Prior to that he was Vice President – Deepwater Exploration at Kerr-McGee and Manager – Geology at Sun E&P/Oryx Energy.
James R. Webb, Executive Vice President – General Counsel and Corporate Secretary
James R. Webb, 52, has served as Executive Vice President – General Counsel and Corporate Secretary since January 2014. Previously, he served as Senior Vice President – Legal and General Counsel since October 2012 and as Corporate Secretary since August 2013. Mr. Webb first joined Chesapeake in May 2012 on a contract basis as Chief Legal Counsel. Prior to joining Chesapeake, Mr. Webb was an attorney with the law firm of McAfee & Taft from 1995 to October 2012.
William M. Buergler – Senior Vice President and Chief Accounting Officer
William Buergler, 47, has served as Senior Vice President and Chief Accounting Officer since August 2017. Previously, he served as Vice President - Tax since July 2014. Before joining Chesapeake, he worked for Ernst & Young LLP, where he served as a Partner since 2009.
Employees
We had approximately 2,300 employees as of December 31, 2019.

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
Our revenues, operating results, profitability, liquidity and ability to grow depend primarily upon the prices we receive for the oil, natural gas and NGL we sell. We incur substantial expenditures to replace reserves, sustain production and fund our business plans. Low oil, natural gas and NGL prices can negatively affect the amount of cash available for capital expenditures, debt service and debt repayment and our ability to borrow money or raise additional capital and, as a result, could have a material adverse effect on our financial condition, results of operations, cash flows and reserves. In addition, periods of low oil and natural gas prices may result in a reduction of the carrying value of our oil and natural gas properties due to recognizing impairments in proved and unproved properties.
Historically, the markets for oil, natural gas and NGL have been volatile, and they are likely to continue to be volatile. For example, during the period from January 1, 2014 to December 31, 2019, NYMEX WTI oil prices ranged from a high of $107.26 per bbl to a low of $26.21 per bbl and NYMEX Henry Hub natural gas prices ranged from a high of $6.15 per mmbtu to a low of $1.64 per mmbtu. As of February 19, 2020, the NYMEX WTI oil price was $53.29 per bbl and the NYMEX Henry Hub natural gas price was $1.99 per mmbtu.
Wide fluctuations in oil, natural gas and NGL prices may result from factors that are beyond our control, including:

•	domestic and worldwide supplies of oil, natural gas and NGL, including U.S. inventories of oil and natural gas reserves;

•	weather conditions;

•	changes in the level of consumer and industrial demand, including impacts from global or national health epidemics and concerns, such as the recent coronavirus;

•	the price and availability of alternative fuels;

•	technological advances affecting energy consumption;

•	the effectiveness of worldwide conservation measures;

•	the availability, proximity and capacity of pipelines, other transportation facilities and processing facilities;

•	the level and effect of trading in commodity futures markets, including by commodity price speculators and others;

•	U.S. exports of oil, natural gas, liquefied natural gas and NGL;

•	the price and level of foreign imports;

•	the nature and extent of domestic and foreign governmental regulations and taxes;

•	the ability of the members of the Organization of Petroleum Exporting Countries and others to agree to and maintain oil price and production controls;

•	increased use of competing energy products, including alternative energy sources;

•	political instability or armed conflict in oil and natural gas producing regions;

•	acts of terrorism; and

•	domestic and global economic conditions.
These factors and the volatility of the energy markets make it extremely difficult to predict future oil, natural gas and NGL price movements. As of February 19, 2020, including January and February derivative contracts that have settled, approximately 70% of our 2020 forecasted oil, natural gas and NGL production revenue was hedged. We had approximately 76% downside oil price protection through swaps and collars at an average price of $59.90 per bbl. We had 39% downside gas price protection through swaps at $2.76 per mcf and 14% under put spread arrangements based on an average bought put NYMEX price of $2.05 per mcf and exposure below an average sold put NYMEX price of $1.80 per mcf. Even with oil, natural gas and NGL derivatives currently in place to mitigate price risks associated with a portion of our 2020 cash flows, we have substantial exposure to oil, natural gas and NGL prices in 2020 and 2021 and beyond. In addition, a prolonged extension of lower prices could reduce the quantities of reserves that we may economically produce.
We have a significant amount of indebtedness. Our leverage and debt service obligations may adversely affect our financial condition, results of operations and business prospects, and we may have difficulty paying our debts as they become due.
As of December 31, 2019, we had approximately $8.916 billion in principal amount of debt outstanding (including $301 million of current maturities and $1.590 billion drawn under our senior secured revolving credit facility). As of December 31, 2019, we had approximately $59 million of letters of credit issued and borrowing capacity of approximately $1.351 billion under our $3.0 billion senior secured revolving credit facility. See Note 5 of the notes to our consolidated financial statements included in Item 8 of this report for further discussion of our debt obligations, including debt maturities for the next five years and thereafter.
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

•	expose us to the risk of increased interest rates as certain of our borrowings, including borrowings under the Chesapeake revolving credit facility, bear interest at floating rates;

•	place restrictions on our ability to obtain additional financing, make investments, lease equipment, sell assets and engage in business combinations;

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
Our ability to pay our expenses and fund our working capital needs and debt obligations will depend on our future performance, which will be affected by financial, business, economic, regulatory and other factors. We will not be able to control many of these factors, such as commodity prices, other economic conditions and governmental regulation. We have drawn on our $3.0 billion credit facility for liquidity, and the borrowing base is subject to a redetermination in the second quarter of 2020. If our borrowing base under our revolving credit facility decreases as a result of lower prices of oil, natural gas or NGL, operating difficulties, declines in reserves or for any other reason, we may have limited ability to obtain the capital necessary to sustain our operations and growth at current levels. To the extent that the value of the collateral pledged under our credit facility declines as a result of lower oil and natural gas prices, asset dispositions or otherwise, we may be required to pledge additional collateral to maintain the current availability of the commitments thereunder, and we cannot assure you that we will be able to maintain a sufficiently high valuation to maintain the current commitments. In addition, we cannot be certain that our cash flow will be sufficient to allow us to pay the principal and interest on our debt and meet our other obligations. If we are unable to service our indebtedness and other obligations, we may be required to restructure or refinance all or part of our existing debt, sell assets, reduce capital expenditures, borrow more money or raise equity, some or all of which may not be available to us on terms acceptable to us, if at all, or such alternative strategies may yield insufficient funds to make required payments on our indebtedness. In addition, our ability to comply with the financial and other restrictive covenants in our indebtedness could be affected by our future performance and events or circumstances beyond our control. Failure to comply with these covenants would result in an event of default under such indebtedness, the potential acceleration of our obligation to repay outstanding debt and the potential foreclosure on the collateral securing such debt, and could cause a cross-default under our other outstanding indebtedness. Any of the above risks could materially adversely affect our business, financial condition, cash flows and results of operations.
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
If we do not generate sufficient cash flow from operations to service our outstanding indebtedness, or if future borrowings are not available to us in an amount sufficient to enable us to pay or refinance our indebtedness, we may be required to undertake various alternative financing plans, which may include:

•	refinancing or restructuring all or a portion of our debt;

•	seeking alternative financing or additional capital investment;

•	selling strategic assets;

•	reducing or delaying capital investments, including by curtailing our drilling program; or

•	revising or delaying our strategic plans.
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
Borrowings under our revolving credit facility and term loan facility bear interest at a variable rate and expose us to interest rate risk. As of December 31, 2019, we had $3.1 billion of variable rate indebtedness outstanding. If interest rates increase and we are unable to hedge our interest rate risk on acceptable terms, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same.
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
Also, our credit facility requires us to maintain compliance with specified financial ratios and satisfy certain financial condition tests, including a leverage ratio as of the end of each fiscal quarter of not greater than 4.50 to1 through the fiscal quarter ending December 31, 2021, with step-downs to 4.25 to 1 for the fiscal quarter ending March 31, 2022 and to 4.00 to 1 for each fiscal quarter ending thereafter, a first lien secured leverage ratio of not greater than 2.50 to 1 as of the end of each fiscal quarter, and a fixed charge coverage ratio of not less than 2.00 to 1 as of the end of the fiscal quarter ending December 31, 2019, 2.25 to 1 as of the end of each fiscal quarter ending March 31 and June 30, 2020, and 2.50 to 1 as of the end of each fiscal quarter ending September 30, 2020 and thereafter. Our ability to comply with these ratios and financial condition tests may be affected by events beyond our control and, as a result, we may be unable to meet these ratios and financial condition tests. These financial ratio restrictions and financial condition tests could limit our ability to obtain future financings, make needed capital expenditures, withstand a continued downturn in our business or a downturn in the economy in general or otherwise conduct necessary corporate activities. Further declines in oil, NGL and natural gas prices, or a prolonged period of low oil, NGL and natural gas prices could eventually result in our failing to meet one or more of the financial covenants under our credit facility, which could require us to refinance or amend such obligations resulting in the payment of consent fees or higher interest rates, or require us to raise additional capital at an inopportune time or on terms not favorable to us.

A breach of any of these covenants or our inability to comply with the required financial ratios or financial condition tests could result in a default under our credit facility that, if not cured or waived, could result in acceleration of all indebtedness outstanding thereunder and cross-default rights under our other debt. If that should occur, we may be unable to pay all such debt or to borrow sufficient funds to refinance it. Even if new financing were then available, it may not be on terms that are acceptable to us. In addition, in the event of an event of default under the credit facility or other indebtedness, the affected lenders could foreclose on the collateral securing the credit facility and require repayment of all borrowings outstanding thereunder. If the amounts outstanding under the credit facility or any of our other indebtedness were to be accelerated, our assets may not be sufficient to repay in full the amounts owed to the lenders or to our other debt holders.
If we cannot meet the continued listing requirements of the NYSE, the NYSE may delist our common stock, which would have an adverse impact on the trading volume, liquidity and market price of our common stock and allow holders of our convertible senior notes to require us to repurchase their notes.
On December 10, 2019, we were notified by the New York Stock Exchange (the “NYSE”) that the average closing price of our common stock, $0.01 par value per share (the “Common Stock”), over a prior 30 consecutive trading day period was below $1.00 per share, which is the minimum average closing price per share required to maintain listing on the NYSE under Section 802.01C of the NYSE Listed Company Manual.  We have a period of six months following the receipt of the notice to regain compliance with the minimum share price requirement, with the possibility of extension at the discretion of the NYSE. In order to regain compliance, on the last trading day in any calendar month during the cure period, the Common Stock must have: (i) a closing price of at least $1.00 per share; and (ii) an average closing price of at least $1.00 per share over the 30 trading day period ending on the last trading day of such month. If we fail to regain compliance with Section 802.01C of the NYSE Listed Company Manual by the end of the cure period, the Common Stock will be subject to the NYSE’s suspension and delisting procedures. To regain compliance with NYSE listing standards we intend to implement a reverse stock split, subject to approval of our board of directors and shareholders.
If the Common Stock ultimately were to be delisted for any reason, it could negatively impact us as it would likely reduce the liquidity and market price of the Common Stock; reduce the number of investors willing to hold or acquire the Common Stock; and negatively impact our ability to access equity markets and obtain financing. If the Common Stock were to be removed from listing on the NYSE (and the Common Stock were not to become listed on other specified stock exchanges), holders of our convertible senior notes would have a right to require us to repurchase their notes. As of December 31, 2019, there was $1.06 billion aggregate principal amount of convertible senior notes outstanding, and there can be no assurance we would be able to repurchase such notes if required to do so in connection with a delisting.
Our credit rating could negatively impact our availability and cost of capital and could require us to post more collateral under certain commercial arrangements.
Some of our counterparties have requested or required us to post collateral as financial assurance of our performance under certain contractual arrangements, such as gathering, transportation, processing and hedging agreements. These collateral requirements depend, in part, on our credit ratings. As of February 24, 2020, we have posted approximately $60 million of collateral related to certain of our marketing and other contracts. We may be requested or required by other counterparties to post additional collateral in an aggregate amount of approximately $220 million, which may be in the form of additional letters of credit, cash or other acceptable collateral. Any downgrade to our credit ratings could impact the posting of collateral consisting of cash or letters of credit, which would reduce availability under our credit facility, and negatively impact our liquidity.
If commodity prices remain depressed or drilling efforts are unsuccessful, we may be required to record write downs of the carrying value of our oil and natural gas properties.
We have been required to write down the carrying value of certain of our oil and natural gas properties in the past and there is a risk that we will be required to take additional writedowns in the future. Writedowns may occur in the future when oil and natural gas prices are low, or if we have downward adjustments to our estimated proved reserves, increases in our estimates of operating or development costs, or due to the anticipated sale of properties.
The successful efforts method of accounting requires that we periodically review the carrying value of our oil and natural gas properties for possible impairment. Impairment is recognized for the excess of book value over fair value when the book value of a proven property is greater than the expected undiscounted future net cash flows from that property and on acreage when conditions indicate the carrying value is not recoverable. We may be required to write down the carrying value of a property based on oil and natural gas prices at the time of the impairment review, or as a result of continuing evaluation of drilling results, production data, economics, divestiture activity, and other factors. A writedown constitutes a non-cash charge to earnings and does not impact cash or cash flows from operating activities; however, it reflects our long-term ability to recover an investment, reduces our reported earnings and increases certain leverage ratios. See Impairment of Oil and Natural Gas Properties included in Item 7 of this report for further information.

Significant capital expenditures are required to replace our reserves and conduct our business.
Our exploration, development and acquisition activities require substantial capital expenditures. We intend to fund our capital expenditures through cash flows from operations, and to the extent that is not sufficient, borrowings under our revolving credit facility. Our ability to generate operating cash flow is subject to a number of risks and variables, such as the level of production from existing wells, prices of oil, natural gas and NGL, our success in developing and producing new reserves and the other risk factors discussed herein. Our forecasted 2020 capital expenditures, inclusive of capitalized interest, are $1.3 - $1.6 billion compared to our 2019 capital spending level of $2.2 billion. Management continues to review operational plans for 2020 and beyond, which could result in changes to projected capital expenditures and projected revenues from sales of oil, natural gas and NGL. If we are unable to fund our capital expenditures as planned, we could experience a curtailment of our exploration and development activity, a loss of properties and a decline in our oil, natural gas and NGL reserves.
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
As of December 31, 2019, approximately 46% of our estimated proved reserves (by volume) were undeveloped. These reserve estimates reflect our plans to make significant capital expenditures to convert our PUDs into proved developed reserves, including approximately $5 billion during the next five years ending in 2024. You should be aware that the estimated development costs may not equal our actual costs, development may not occur as scheduled and results may not be as estimated. If we choose not to develop our PUDs, or if we are not otherwise able to successfully develop them, we will be required to remove them from our reported proved reserves. In addition, under the SEC's reserve reporting rules, because PUDs generally may be booked only if they relate to wells scheduled to be drilled within five years of the date of booking, we may be required to remove any PUDs that are not developed within this five-year time frame.
You should not assume that the present values included in this report represent the current market value of our estimated reserves. In accordance with SEC requirements, the estimates of our present values are based on prices and costs as of the date of the estimates. The price on the date of estimate is calculated as the average oil and natural gas price during the 12 months ending in the current reporting period, determined as the unweighted arithmetic average of prices on the first day of each month within the 12-month period. The December 31, 2019 present value is based on a $55.69 per bbl of oil price and a $2.58 per mcf of natural gas price, before considering basis differential adjustments. Actual future prices and costs may be materially higher or lower than the prices and costs as of the date of an estimate.
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
While executing our strategic priorities to reduce financial leverage and complexity and to reduce our capital expenditures in the face of lower commodity prices, we have incurred certain cash charges, including contract termination charges, restructuring and other termination costs, financing extinguishment costs and charges for unused natural gas transportation and gathering capacity. As we continue to focus on our strategic priorities, we may incur additional cash and noncash charges in 2020 and in future years. If incurred, these charges could materially adversely impact our future results of operations and liquidity.
Oil and natural gas operations are uncertain and involve substantial costs and risks.
Our operating activities are subject to numerous costs and risks, including the risk that we will not encounter commercially productive oil or gas reservoirs. Drilling for oil, gas and NGLs can be unprofitable, not only from dry holes, but from productive wells that do not return a profit because of insufficient revenue from production or high costs. Substantial costs are required to locate, acquire and develop oil and gas properties, and we are often uncertain as to the amount and timing of those costs. Our cost of drilling, completing, equipping and operating wells is often uncertain before drilling commences. Declines in commodity prices and overruns in budgeted expenditures are common risks that can make a particular project uneconomic or less economic than forecasted. While both exploratory and developmental drilling activities involve these risks, exploratory drilling involves greater risks of dry holes or failure to find commercial quantities of hydrocarbons. In addition, our oil and gas properties can become damaged, our operations may be curtailed, delayed or canceled and the costs of such operations may increase as a result of a variety of factors, including, but not limited to:

•	unexpected drilling conditions, pressure conditions or irregularities in reservoir formations;

•	equipment failures or accidents;

•
fires, explosions, blowouts, cratering or loss of well control, such as the January 30, 2020 well control incident at a wellsite located in Burleson County, Texas, causing the deaths of three of our contractors’ employees and injuring a fourth;

•	the mishandling or underground migration of fluids and chemicals;

•	adverse weather conditions and natural disasters, such as tornadoes, earthquakes, hurricanes and extreme temperatures;

•	issues with title or in receiving governmental permits or approvals;

•	restricted takeaway capacity for our production, including due to inadequate midstream infrastructure or constrained downstream markets;

•	environmental hazards or liabilities;

•	restrictions in access to, or disposal of, water used or produced in drilling and completion operations;

•	shortages or delays in the availability of services or delivery of equipment; and

•	unexpected or unforeseen changes in regulatory policy, and political or public opinion.
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
Moreover, certain of these events could result in environmental pollution and impact to third parties, including persons living in proximity to our operations, our employees and employees of our contractors, leading to possible injuries, death or significant damage to property and natural resources.
We are subject to extensive governmental regulation, which can change and could adversely impact our business.
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
In addition, changes in public policy have affected, and in the future could further affect, our operations. Regulatory developments could, among other things, restrict production levels, impose price controls, change environmental protection requirements and increase taxes, royalties and other amounts payable to the government. Our operating and compliance costs could increase further if existing laws and regulations are revised, reinterpreted, or if new laws and regulations become applicable to our operations. We do not expect that any of these laws and regulations will affect our operations materially differently than they would affect other companies with similar operations, size and financial strength. Although we are unable to predict changes to existing laws and regulations, such changes could significantly impact our profitability, financial condition and liquidity. This is particularly true of changes related to pipeline safety, seismic activity and climate change, as discussed below.
Pipeline Safety. The pipeline assets in which we own interests are subject to stringent and complex regulations related to pipeline safety and integrity management. The Pipeline and Hazardous Materials Safety Administration (PHMSA) has established a series of rules that require pipeline operators to develop and implement integrity management programs for gas, NGL and condensate transmission pipelines as well as for certain low stress pipelines and gathering lines transporting hazardous liquids, such as oil, that, in the event of a failure, could affect “high consequence areas.” In October 2019, PHMSA issued three new final rules, that, among other things, extend certain requirements for integrity assessments and leak detections beyond high consequence areas. At this time, we cannot predict the cost of these requirements or other potential new or amended regulations, but they could be significant. Moreover, violations of pipeline safety regulations can result in the imposition of significant penalties.
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
Seismic Activity. Earthquakes in some of our operating areas and elsewhere have prompted concerns about seismic activity. Legislative and regulatory initiatives intended to address these concerns may result in additional levels of regulation or other requirements that could lead to operational delays, increase our operating and compliance costs or otherwise adversely affect our operations. In addition, we are currently defending against certain third- party lawsuits and could be subject to additional claims, seeking damages or other remedies as a result of alleged induced seismic activity in our areas of operation.
Climate Change. Continuing political and social attention to the issue of climate change has resulted in legislative, regulatory and other initiatives to reduce greenhouse gas emissions, such as carbon dioxide and methane. Policy makers at both the U.S. federal and state levels have introduced legislation and proposed new regulations designed to quantify and limit the emission of greenhouse gases through inventories, limitations and/or taxes on greenhouse gas emissions. EPA and the BLM have issued regulations for the control of methane emissions, which also include leak detection and repair requirements, for the oil and gas industry; however, in September 2018, BLM published a final rule to repeal certain requirements of these regulations. Similarly, in September 2019, EPA published a rule proposing to reconsider certain aspects of its regulations for the control of methane emissions. Nevertheless, several states where we operate, including Wyoming, have imposed venting and flaring limitations designed to reduce methane emissions from oil and gas exploration and production activities. Legislative and state initiatives to date have generally focused on the development of renewable energy standards and/or cap-and-trade and/or carbon tax programs. A cap-and-trade program generally would cap overall greenhouse gas emissions on an economy- wide basis and require major sources of greenhouse gas emissions or major fuel producers to acquire and surrender emission allowances. A cap and trade program could impose direct costs on us through the purchase of allowances and could impose indirect costs by incentivizing consumers to shift away from fossil fuels. A carbon tax could directly increase our costs of operation and similarly incentivize consumers to shift away from fossil fuels.
In addition, activists concerned about the potential effects of climate change have directed their attention at sources of funding for fossil-fuel energy companies, which has resulted in an increasing number of financial institutions, funds and other sources of capital restricting or eliminating their investment in oil and natural gas activities. Ultimately, this would make it more difficult and expensive to secure funding for exploration and production activities. These various legislative, regulatory and other activities addressing greenhouse gas emissions could adversely affect our business, including by imposing reporting obligations on, or limiting emissions of greenhouse gases from, our equipment and operations, which could require us to incur costs to reduce emissions of greenhouse gases associated with our operations. Limitations on greenhouse gas emissions could also adversely affect demand for oil and gas, which could lower the value of our reserves and have a material adverse effect on our profitability, financial condition and liquidity.
Conservation measures and technological advances could reduce demand for natural gas and oil.
Fuel conservation measures, alternative fuel requirements, increasing consumer demand for alternatives to natural gas and oil, technological advances in fuel economy and energy generation devices could reduce demand for natural gas and oil. The impact of the changing demand for natural gas and oil could adversely impact our earnings, cash flows and financial position.
Our ability to produce oil, natural gas and NGL economically and in commercial quantities could be impaired if we are unable to acquire adequate supplies of water for our operations or are unable to dispose of or recycle the water we use economically and in an environmentally safe manner.

Development activities, particularly hydraulic fracturing, require the use and disposal of significant quantities of water. In certain areas, there may be insufficient local aquifer capacity to provide a source of water for drilling activities. Water must be obtained from other sources and transported to the drilling site. Our inability to secure sufficient amounts of water, or to dispose of or recycle the water used in our operations, could adversely impact our operations in certain areas. The imposition of new environmental initiatives and regulations, such as the OCC’s volume reduction plans for oil and natural gas disposal wells injecting wastewater into the Arbuckle formation and the EPA’s June 2016 pretreatment standards for wastewater, could further restrict our ability to conduct certain operations such as hydraulic fracturing or disposal of waste, including, but not limited to, produced water, drilling fluids and other materials associated with the exploration, development or production of oil and natural gas.
Environmental matters and related costs can be significant.
As an owner, lessee or operator of oil and gas properties, we are subject to various federal, state, tribal and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on us for the cost of remediating pollution that results from our operations. Environmental laws may impose strict, joint and several liability, and failure to comply with environmental laws and regulations can result in the imposition of administrative, civil or criminal fines and penalties, as well as injunctions limiting operations in affected areas. Any future costs associated with these matters are uncertain and will be governed by several factors, including future changes to regulatory requirements. Changes in or additions to public policy regarding the protection of the environment could have a significant impact on our operations and profitability.
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
Negative public perception regarding us or our industry could have an adverse effect on our operations.
Negative public perception regarding us or our industry resulting from, among other things, concerns raised by advocacy groups about hydraulic fracturing, waste disposal, oil spills, seismic activity, climate change, explosions of natural gas transmission lines and the development and operation of pipelines and other midstream facilities may lead to increased regulatory scrutiny, which may, in turn, lead to new state and federal safety and environmental laws, regulations, guidelines and enforcement interpretations. Additionally, environmental groups, landowners, local groups and other advocates may oppose our operations through organized protests, attempts to block or sabotage our operations or those of our midstream transportation providers, intervene in regulatory or administrative proceedings involving our assets or those of our midstream transportation providers, or file lawsuits or other actions designed to prevent, disrupt or delay the development or operation of our assets and business or those of our midstream transportation providers. These actions may cause operational delays or restrictions, increased operating costs, additional regulatory burdens and increased risk of litigation. Moreover, governmental authorities exercise considerable discretion in the timing and scope of permit issuance and the public may engage in the permitting process, including through intervention in the courts. Negative public perception could cause the permits we require to conduct our operations to be withheld, delayed or burdened by requirements that restrict our ability to profitably conduct our business. The 2020 presidential and congressional elections may result in a change in administration and control of Congress with the potential consequence of increased restrictions on oil and gas production activities, which could materially adversely affect our industry and our financial condition and results of operations.
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
In certain resource plays, the capacity of gathering and transportation systems is insufficient to accommodate potential production from existing and new wells. We rely heavily on third parties to meet our oil, natural gas and NGL gathering needs. Capital constraints could limit the construction of new pipelines and gathering systems and the providing or expansion of trucking services by third parties. Until this new capacity is available, we may experience delays in producing and selling our oil, natural gas and NGL. In such event, we might have to shut in our wells awaiting a pipeline connection or capacity or sell oil, natural gas or NGL production at significantly lower prices than those quoted on NYMEX or than we currently project, which would adversely affect our results of operations.
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
Further, as cyber-attacks continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerabilities to cyber-attacks. In addition, new laws and regulations governing data privacy and the unauthorized disclosure of confidential information pose increasingly complex compliance challenges and potentially elevate costs, and any failure to comply with these laws and regulations could result in significant penalties and legal liability. For example, the California Consumer Privacy Act (“CCPA”) was signed into law on June 28, 2018 and largely took effect on January 1, 2020. The CCPA, among other things, contains new disclosure obligations for businesses that collect personal information about California residents and enhanced consumer protections for those individuals, and provides for statutory fines for data security breaches or other CCPA violations. Meanwhile, over fifteen other states have considered privacy laws like the CCPA.
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
In July 2015, our Board of Directors determined to eliminate quarterly cash dividends on our common stock. We do not intend to resume paying cash dividends on our common stock in the foreseeable future. We currently intend to retain any earnings for the future operation and development of our business, including exploration, development and acquisition activities or to retire outstanding debt or preferred stock. Any future dividend payments will require approval by the Board of Directors. In addition, dividends may be restricted by the terms of our debt agreements. Additionally, our Board of Directors may determine to suspend dividend payments on our preferred stock in the future. If we fail to pay dividends on our preferred stock with respect to six or more quarterly periods (whether or not consecutive), the holders of our preferred stock, voting as a single class, will be entitled at the next regular or special meeting of shareholders to elect two additional directors of the Company. We had previously failed to pay dividends on our outstanding preferred stock with respect to four quarterly periods during the fiscal year ended December 31, 2016, before resuming payment, in arrears, in the first quarter of 2017.
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
The success of the WildHorse Merger will depend, in part, on our ability to realize the anticipated benefits and cost savings from combining our and WildHorse’s businesses, including operational and other synergies that we believe the combined company will achieve. We achieved $250 million of cost savings in 2019 and we expect that the WildHorse Merger will provide substantial cost savings with $200 million to $280 million in projected average annual savings, totaling $1 billion to $1.5 billion by 2023, due to operational and capital efficiencies as a result of Chesapeake’s significant expertise with unconventional assets and technical and operational excellence. The anticipated benefits and cost savings of the WildHorse Merger may not be realized fully or at all, may take longer to realize than expected or could have other adverse effects that we do not currently foresee. Some of the assumptions that we have made, such as the achievement of operational cost savings, may not be realized. The integration process may, for us and WildHorse, result in the loss of key employees, the disruption of ongoing businesses or inconsistencies in standards, controls, procedures and policies. There could be potential unknown liabilities and unforeseen expenses associated with the WildHorse Merger that were not discovered in the course of performing due diligence. The integration will require significant time and focus from management following the acquisition.
The issuance of our common stock to shareholders of WildHorse as well as other stock transactions could lead to a limitation on the utilization of our loss carryforwards to reduce future taxable income.
Our ability to utilize net operating loss (NOL) carryforwards, disallowed business interest carryforwards and possibly other tax attributes to reduce future taxable income and federal income tax is subject to various limitations under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). The utilization of such attributes may be subject to an annual limitation under Section 382 of the Code should transactions involving our equity, including issuances of our stock or the sale or exchange of our stock by certain shareholders, result in a cumulative shift of more than 50% in the beneficial ownership of our stock during any three-year testing period (an “Ownership Change”). The annual limitation is generally equal to the product of (a) the fair market value of our equity multiplied by (b) the long-term tax-exempt rate in effect for the month in which an Ownership Change occurs. If we are in a net unrealized built-in gain position at the time of an Ownership Change, then the limitation is increased by recognized built-in gains occurring within a five-year period following the Ownership Change, but only to the extent of the net unrealized built-in gain which existed at the time of the Ownership Change. However, proposed regulations issued on September 10, 2019, and on January 14, 2020, under Section 382(h) of the Code (the “Proposed Regulations”) would, if finalized in their current form, limit the potential increases to the annual limitation amount for certain built-in gains existing at the time of an Ownership Change, (unless the transition relief provisions of the Proposed Regulations are applicable), thereby significantly reducing the ability to utilize tax attributes. If we are in a net unrealized built-in loss position at the time of an Ownership Change, then the limitation may apply to tax attributes other than just NOL carryforwards and disallowed business interest carryforwards, such as depreciable basis of tangible equipment. Some states impose similar limitations on tax attribute utilization upon experiencing an Ownership Change.
We believe that based on information currently available neither the WildHorse Merger, the exchanges of our common stock for certain outstanding senior notes that occurred during 2019 nor the exchange of our common stock for certain Cumulative Convertible Preferred Stock that also occurred during 2019 resulted in an Ownership Change. Therefore, with the exception of the NOL carryforwards and disallowed business interest carryforwards acquired upon the WildHorse Merger, we do not believe we have a limitation on the ability to utilize our carryforwards and other tax attributes under Section 382 of the Code as of December 31, 2019. However, issuances, sales or exchanges of our stock (including, potentially, relatively small transactions and transactions beyond our control) occurring after December 31, 2019, taken together with other prior transactions with respect to our stock, could trigger an Ownership Change and therefore a limitation on our ability to utilize our carryforwards and other tax attributes. Furthermore, if such an Ownership Change were to occur and the Proposed Regulations are finalized in their current form, the severity of the limitation may worsen due to the inability to consider certain recognized built-in gains in the calculation of the annual limitation amount. Any such limitation could result in a significant portion of our NOL carryforwards expiring before we would be able to utilize them to reduce taxable income in future periods. Based on the foregoing, certain NOL carryforwards, disallowed business interest carryforwards and other tax attributes may need to be written off or have a valuation allowance maintained against them which may result in a material charge to income tax expense.

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
We and other natural gas producers have been named in various lawsuits alleging underpayment of royalties and other shares of the proceeds of production. The lawsuits against us allege, among other things, that we used below-market prices, made improper deductions, utilized improper measurement techniques, entered into arrangements with affiliates that resulted in underpayment of amounts owed in connection with the production and sale of natural gas and NGL, or similar theories. These lawsuits include cases filed by individual royalty owners and putative class actions, some of which seek to certify a statewide class. The lawsuits seek compensatory, consequential, treble, and punitive damages, restitution and disgorgement of profits, declaratory and injunctive relief regarding our payment practices, pre-and post-judgment interest, and attorney’s fees and costs. Plaintiffs have varying royalty provisions in their respective leases, oil and gas law varies from state to state, and royalty owners and producers differ in their interpretation of the legal effect of lease provisions governing royalty calculations. We have resolved a number of these claims through negotiated settlements of past and future royalty obligations and have prevailed in various other lawsuits. We are currently defending numerous lawsuits seeking damages with respect to underpayment of royalties or other shares of the proceeds of production in multiple states where we have operated, including the matters set forth below.
On December 9, 2015, the Commonwealth of Pennsylvania, by the Office of Attorney General, filed a lawsuit in the Bradford County Court of Common Pleas related to royalty underpayment and lease acquisition and accounting practices with respect to properties in Pennsylvania. The lawsuit, which primarily relates to the Marcellus Shale and

Utica Shale, alleges that we violated the Pennsylvania Unfair Trade Practices and Consumer Protection Law (UTPCPL) by making improper deductions and entering into arrangements with affiliates that resulted in underpayment of royalties. The lawsuit includes other UTPCPL claims and antitrust claims, including that a joint exploration agreement to which we are a party established unlawful market allocation for the acquisition of leases. The lawsuit seeks statutory restitution, civil penalties and costs, as well as a temporary injunction from exploration and drilling activities in Pennsylvania until restitution, penalties and costs have been paid, and a permanent injunction from further violations of the UTPCPL. We intend to vigorously defend these claims.
Putative statewide class actions in Pennsylvania and Ohio and purported class arbitrations in Pennsylvania have been filed on behalf of royalty owners asserting various claims for damages related to alleged underpayment of royalties as a result of our divestiture of substantially all of our midstream business and most of our gathering assets in 2012 and 2013. These cases include claims for violation of and conspiracy to violate the federal Racketeer Influenced and Corrupt Organizations Act and for an unlawful market allocation agreement for mineral rights, intentional interference with contractual relations, and violations of antitrust laws related to purported markets for gas mineral rights, operating rights and gas gathering sources. These lawsuits seek in aggregate compensatory, consequential, treble, and punitive damages, restitution and disgorgement of profits, declaratory and injunctive relief regarding our royalty payment practices, pre-and post-judgment interest, and attorney’s fees and costs. On December 20, 2017 and August 9, 2018, we reached tentative settlements to resolve substantially all Pennsylvania civil royalty cases for a total of approximately $36 million.
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
On December 27, 2016, we received a Finding of Violation from the EPA alleging violations of the CAA at a number of locations in Ohio. We have exchanged information with the EPA and are engaged in discussions aimed at resolving the allegations. Resolution of the matter may result in monetary sanctions of more than $100,000. We received another Finding of Violation from EPA on December 20, 2018 alleging violations of the CAA and violations of the Ohio State Implementation Plan at a number of our Ohio facilities. We are in discussions with EPA aimed at resolving the allegations. Resolution of this matter may result in monetary sanctions of more than $100,000.
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
The information concerning mine safety violations and other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17CFR 229.104) is included in Exhibit 95.1 to this Annual Report on Form 10-K.
PART II

ITEM 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Common Stock
Our common stock trades on the NYSE under the symbol "CHK".
Shareholders
As of February 19, 2020, there were approximately 1,940 holders of record of our common stock and approximately 308,000 beneficial owners.
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
Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information about repurchases of our common stock during the quarter ended December 31, 2019:

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
				($ in millions)
October 1, 2019 through October 31, 2019	44,323	$1.44	—	$—
November 1, 2019 through November 30, 2019	—	$—	—	$—
December 1, 2019 through December 31, 2019	—	$—	—	$—
Total	44,323	$—	—
___________________________________________

(a)	Includes shares of common stock purchased on behalf of our deferred compensation plan.

ITEM 6.	Selected Financial Data
The following table sets forth selected consolidated financial data of Chesapeake as of and for the years ended December 31, 2019, 2018, 2017, 2016 and 2015. The table below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements, including the notes thereto, appearing in Items 7 and 8, respectively, of this report. Financial information for prior periods has been recast to reflect retrospective application of the successful efforts method of accounting. See Notes 1 and 2 of the notes to our consolidated financial statements included in Item 8 of this report for further discussion of the change in accounting principle.

	Years Ended December 31,
	2019	2018	2017	2016	2015
	($ in millions, except per share data)
STATEMENT OF OPERATIONS DATA:
Total revenues	$8,595	$10,030	$10,039	$8,705	$13,794
Net income (loss) available to common stockholders(a)	$(416)	$133	$(631)	$(4,018)	$(11,383)

EARNINGS (LOSS) PER COMMON SHARE:
Basic	$(0.25)	$0.15	$(0.70)	$(5.26)	$(17.18)
Diluted	$(0.25)	$0.15	$(0.70)	$(5.26)	$(17.18)

CASH DIVIDEND DECLARED PER COMMON SHARE	$—	$—	$—	$—	$0.0875

BALANCE SHEET DATA (AT END OF PERIOD):
Total assets	$16,193	$12,735	$14,925	$17,048	$21,432
Long-term debt, net of current maturities	$9,073	$7,341	$9,921	$9,938	$10,311
Total equity	$4,401	$2,133	$1,943	$2,565	$5,256
___________________________________________

(a)
Includes $11 million, $131 million, $814 million, $563 million and $11.590 billion of impairments of oil and gas properties and other fixed assets for the years ended December 31, 2019, 2018, 2017, 2016 and 2015, respectively.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The following discussion and analysis presents management’s perspective of our business, financial condition and overall performance. This information is intended to provide investors with an understanding of our past performance, current financial condition and outlook for the future and should be read in conjunction with Item 8 of this report.
Recent highlights include the following:

•
acquired WildHorse, an oil and gas company with operations in the Eagle Ford Shale and Austin Chalk formations in southeast Texas, for approximately 717.4 million shares of our common stock and $381 million in cash, and the assumption of WildHorse’s debt of $1.4 billion as of February 1, 2019. We anticipate the acquisition to materially increase our oil production and enhance our oil production mix as well as significantly reduce costs due to operational synergies that we believe the combined company will achieve. We achieved $250 million of cost savings in 2019 and we expect that the WildHorse Merger will provide substantial cost savings with $200 million to $280 million in projected average annual savings, totaling $1 billion to $1.5 billion by 2023, due to operational and capital efficiencies as a result of Chesapeake’s significant expertise with unconventional assets and technical and operational excellence;

•
entered into a secured 4.5-year term loan facility for $1.5 billion to finance a tender offer for unsecured notes issued by Brazos Valley Longhorn and Brazos Valley Longhorn Finance Corp., each a wholly owned subsidiary of Chesapeake, and to fund the retirement of Brazos Valley Longhorn’s secured revolving credit facility;

•
exchanged new 11.5% Senior Secured Second Lien Notes due 2025 for 8.00% Senior Notes due 2027, 8.00% Senior Notes due 2026, 8.00% Senior Notes due 2025, 7.50% Senior Notes due 2026 and 7.00% Senior Notes due 2024. Also, we issued an additional $120 million of 11.5% Senior Secured Second Lien Notes due 2025 pursuant to a private offering, at 89.75% of par. These transactions resulted in the removal of approximately $900 million principal amount of debt from the company’s balance sheet.

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

•
extended our debt maturity profile by privately exchanging approximately $884 million aggregate principal amount of our existing 6.625% Senior Notes due 2020, 6.875% Senior Notes due 2020, 6.125% Senior Notes due 2021 and 5.375% Senior Notes due 2021 for approximately $919 million aggregate principal amount of new 8.00% Senior Notes due 2026; and

•
improved our cost structure by reducing combined production, gathering, processing and transportation and general and administrative expenses by approximately $0.79 per boe, or $290 million in 2019 compared to 2018, or 13%. The primary driver in the reduction is lower gathering, processing and transportation expenses due to certain 2018 divestitures and recently renegotiated contracts.

In 2020 and beyond, our focus remains concentrated on four long-term strategic priorities:

•	reduce total leverage to achieve long-term net debt/EBITDAX of 2x;

•	achieve sustained free cash flow generation;

•	improve margins through financial discipline and operating efficiencies; and

•	maintain industry leading environmental and safety performance.
Natural gas prices are at their lowest levels since the first half of 2016. Accordingly, a majority of our 2020 capital will be allocated to our higher margin oil assets with total expected 2020 capital expenditures being approximately 30% lower than 2019 while maintaining flat oil production. We plan to seek the lowest capital program possible to reach and sustain positive cash flow.

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
We believe the prolonged lower commodity price environment has fundamentally changed the expectations of capital markets, resulting in new capital being both more difficult and more expensive to access. Currently, capital markets are no longer willing to fund organic growth. We believe our strategic priorities are consistent with these expectations as we look to continue to increase our cash flow and expand our margins by focusing on high-return drilling locations and reduced capital and operating costs using cash generated from operations and asset sales. We look to continue to reduce debt on our balance sheet with asset sales and liability management activities similar to those completed in 2019.
Change in Accounting Principle
During the first quarter of 2019, we changed our method of accounting for our oil and natural gas exploration and development activities from the full cost method to the successful efforts method of accounting. Financial information for all periods presented has been recast to reflect retrospective application of the successful efforts method of accounting. See Notes 1 and 2 of the notes to our consolidated financial statements included in Item 8 of this report for further discussion of the change in accounting principle.
Liquidity and Capital Resources
Liquidity Overview
Our ability to grow, make capital expenditures and service our debt depends primarily upon the prices we receive for the oil, natural gas and NGL we sell. Substantial expenditures are required to replace reserves, sustain production and fund our business plans. Historically, oil and natural gas prices have been volatile and may be subject to wide fluctuations in the future. A decline in oil, natural gas and NGL prices could negatively affect the amount of cash we generate and have available for capital expenditures and debt service and could have a material impact on our financial position, results of operations, cash flows and on the quantities of reserves that we can economically produce or provide as collateral to our credit facility lenders. Other risks and uncertainties that could affect our liquidity include, but are not limited to, counterparty credit risk for our receivables, access to capital markets, regulatory risks and our ability to meet financial covenants in our financing agreements.
Based on our cash balance, forecasted cash flows from operating activities and availability under our revolving credit facilities, we expect to be able to fund our planned capital expenditures, meet our debt service requirements and fund our other commitments and obligations for the next 12 months.
As of December 31, 2019, we had a cash balance of $6 million compared to $4 million as of December 31, 2018, and a net working capital deficit of $1.141 billion as of December 31, 2019, compared to a net working capital deficit of $1.289 billion as of December 31, 2018. As of December 31, 2019, our working capital deficit includes $385 million of debt due in the next 12 months. Our total principal debt as of December 31, 2019 was $8.916 billion compared to $8.168 billion as of December 31, 2018. As of December 31, 2019, we had $1.351 billion of borrowing capacity available under our revolving credit facility, with outstanding borrowings of $1.590 billion and $59 million utilized for various letters of credit. See Note 5 of the notes to our consolidated financial statements included in Item 8 of this report for further discussion of our debt obligations, including principal and carrying amounts of our notes.
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

Derivative and Hedging Activities
Our results of operations and cash flows are impacted by changes in market prices for oil, natural gas and NGL. To mitigate a portion of our exposure to adverse market price changes, we enter into various derivative instruments. Our oil, natural gas and NGL derivative activities, when combined with our sales of oil, natural gas and NGL, allow us to better predict the total revenue we expect to receive.
As of February 19, 2020, including January and February derivative contracts that have settled, approximately 70% of our 2020 forecasted oil, natural gas and NGL production revenue was hedged. We had approximately 76% downside oil price protection through swaps and collars at an average price of $59.90 per bbl. We had 39% downside gas price protection through swaps at $2.76 per mcf and 14% under put spread arrangements based on an average bought put NYMEX price of $2.05 per mcf and exposure below an average sold put NYMEX price of $1.80 per mcf.

Oil Derivatives(a)
Year	Type of Derivative Instrument	Notional Volume	Average NYMEX Price
		(mmbbls)
2020	Swaps	30	$59.59
2020	Two-way collars	2	$65.00/$83.25
2020	Basis protection swaps	12	$2.57
2021	Calls	4	$61.58
2022	Calls	4	$61.58

Natural Gas Derivatives(a)
Year	Type of Derivative Instrument	Notional Volume	Average NYMEX Price
		(bcf)
2020	Swaps	265	$2.76
2020	Calls	22	$12.00
2020	Basis protection swaps	53	$0.03
2020	Put spread(b)	94	$1.80/$2.05
2021	Call swaptions	15	$2.80
2021	Calls	96	$2.75
2022	Call swaption	15	$2.80
___________________________________________

(a)	Includes amounts settled in January and February 2020.

(b)
Put spread: These instruments contain a fixed floor price (bought put) and sub floor price (sold put). If the market price exceeds the bought put strike, we receive the market price. If the market price is between the bought put and sold put strike prices, we receive the bought put price. If the market price falls below the subfloor, we receive the market price plus the difference between the sold put and bought put.

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
We may continue to use a combination of cash, borrowings and issuances of our common stock or other securities and the proceeds from asset sales to retire our outstanding debt or preferred stock through privately negotiated transactions, open market repurchases, redemptions, exchanges, tender offers or otherwise, but we are under no obligation to do so.
Revolving Credit Facility
Our revolving credit facility matures in September 2023 and the current aggregate commitment of the lenders and borrowing base under the facility is $3.0 billion. The revolving credit facility provides for an accordion feature, pursuant to which the aggregate commitments thereunder may be increased to up to $4.0 billion from time to time, subject to agreement of the participating lenders and certain other customary conditions. Scheduled borrowing base redeterminations will continue to occur semiannually. Our next borrowing base redetermination is scheduled for the second quarter of 2020. Borrowings under the facility bear interest at a variable rate. As of December 31, 2019, we had outstanding borrowings of $1.590 billion under our revolving credit facility and had used $59 million for various letters of credit. See Note 5 of the notes to our consolidated financial statements included in Item 8 of this report for further discussion of the terms of our revolving credit facility. As of December 31, 2019, we were in compliance with all applicable financial covenants under the credit agreement. As of December 31, 2019, our leverage ratio was approximately 3.43 to 1, our first lien leverage ratio was approximately 1.21 to 1 and our fixed charge coverage ratio was approximately 3.64 to 1.
Term Loan
In December 2019, we entered into a secured 4.5-year term loan facility in an aggregate principal amount of $1.5 billion for net proceeds of approximately $1.455 billion. Our obligations under the new facility are unconditionally guaranteed on a joint and several basis by the same subsidiaries that guarantee our revolving credit facility and second lien notes (including BVL and its subsidiaries) and are secured by first-priority liens on the same collateral securing our revolving credit facility (with a position in the collateral proceeds waterfall junior to the revolving credit facility). The term loan bears interest at a rate of London Interbank Offered Rate (LIBOR) plus 8.00% per annum, subject to a 1.00% LIBOR floor, or the Alternative Base Rate (ABR) plus 7.00% per annum, subject to a 2.00% ABR floor, at our option. The loan was made at 98% of par. We used the net proceeds to finance tender offers for our unsecured BVL senior notes and to fund the retirement of BVL’s secured revolving credit facility. The term loan matures in June 2024 and voluntary prepayments are subject to a make-whole premium prior to the 18-month anniversary of the closing of the term loan, a premium to par of 5.00% from the 18-month anniversary until but excluding the 30-month anniversary, a premium to par of 2.5% from the 30-month anniversary until but excluding the 42-month anniversary and at par beginning on the 42-month anniversary. The term loan may be subject to mandatory prepayments and offers to prepay with net cash proceeds of certain issuances of debt, certain asset sales and other dispositions of collateral and upon a change of control. See Note 5 of the notes to our consolidated financial statements included in Item 8 for further discussion of the term loan facility.

Contractual Obligations and Off-Balance Sheet Arrangements
From time to time, we enter into arrangements and transactions that can give rise to contractual obligations and off-balance sheet commitments. The table below summarizes our contractual cash obligations for both recorded obligations and certain off-balance sheet arrangements and commitments as of December 31, 2019:

	Payments Due By Period
	Total	2020	2021-2022	2023-2024	2025 and Beyond
	($ in millions)
Long-term debt:
Principal(a)	$8,916	$385	$583	$3,888	$4,060
Interest	3,314	705	1,338	1,101	170
Finance lease obligation(b)	20	10	10	—	—
Operating lease obligations(c)	28	10	9	4	5
Operating commitments(d)	8,056	1,143	1,955	1,479	3,479
Standby letters of credit	59	59	—	—	—
VPP obligation(e)	64	55	9	—	—
Other	13	3	8	2	—
Total contractual cash obligations(f)	$20,470	$2,370	$3,912	$6,474	$7,714
___________________________________________

(a)	See Note 5 of the notes to our consolidated financial statements included in Item 8 of this report for a description of our long-term debt.

(b)	See Note 8 of the notes to our consolidated financial statements included in Item 8 of this report for a description of our finance lease obligation.

(c)	See Note 8 of the notes to our consolidated financial statements included in Item 8 of this report for a description of our operating lease obligations.

(d)
See Note 6 of the notes to our consolidated financial statements included in Item 8 of this report for a description of our gathering, processing and transportation agreements and service contract commitments.

(e)	See Note 7 of the notes to our consolidated financial statements included in Item 8 of this report for a discussion of our VPP obligation.
(f) This table does not include derivative liabilities or the estimated discounted liability for future dismantlement, abandonment and restoration costs of oil and natural gas properties. See Notes 14 and 22, respectively, of the notes to our consolidated financial statements included in Item 8 of this report for more information on our derivatives and asset retirement obligations.
Capital Expenditures
Our 2020 capital expenditures program is expected to generate greater capital efficiency than the 2019 program as we focus on expanding our margins through disciplined investing in the highest-return projects. We have significant control and flexibility over the timing and execution of our development plan, enabling us to reduce our capital spending as needed. Our forecasted 2020 capital expenditures are $1.3 – $1.6 billion compared to our 2019 capital spending level of $2.2 billion. We reduced the midpoint of our 2020 range by approximately 30% from 2019 spending to improve our cash flow profile. Management continues to review operational plans for 2020 and beyond, which could result in changes to projected capital expenditures and projected revenues from sales of oil, natural gas and NGL.

Credit Risk
Some of our counterparties have requested or required us to post collateral as financial assurance of our performance under certain contractual arrangements, such as gathering, processing, transportation and hedging agreements. As of February 24, 2020, we have posted approximately $60 million of collateral related to certain of our marketing and other contracts. We may be requested or required by other counterparties to post additional collateral in an aggregate amount of approximately $220 million, which may be in the form of additional letters of credit, cash or other acceptable collateral. However, we have substantial long-term business relationships with each of these counterparties, and we may be able to mitigate any collateral requests through ongoing business arrangements and by offsetting amounts that the counterparty owes us. Any posting of collateral consisting of cash or letters of credit reduces availability under our revolving credit facility and negatively impacts our liquidity.
Sources of Funds
The following table presents the sources of our cash and cash equivalents for the years ended December 31, 2019, 2018 and 2017. See Note 3 of the notes to our consolidated financial statements included in Item 8 of this report for further discussion of divestitures of oil and natural gas assets.

	Years Ended December 31,
	2019	2018	2017
	($ in millions)
Cash provided by operating activities	$1,623	$1,730	$475
Proceeds from issuances of debt, net	1,563	1,236	1,585
Proceeds from revolving credit facility borrowings, net	496	—	781
Proceeds from divestitures of proved and unproved properties, net	130	2,231	1,249
Proceeds from sales of other property and equipment, net	6	147	55
Proceeds from sales of investments	—	74	—
Total sources of cash and cash equivalents	$3,818	$5,418	$4,145
Cash Flow from Operating Activities
Cash provided by operating activities was $1.623 billion, $1.730 billion and $475 million in 2019, 2018 and 2017, respectively. The decrease in 2019 is primarily the result of lower prices for the oil, natural gas and NGL we sold as well as certain cash expenditures related to our WildHorse acquisition. The increase in 2018 is primarily the result of higher prices for the oil, natural gas and NGL we sold. Changes in cash flow from operations are largely due to the same factors that affect our net income, excluding various non-cash items, such as depreciation, depletion and amortization, certain impairments, gains or losses on sales of fixed assets, deferred income taxes and mark-to-market changes in our derivative instruments. See further discussion below under Results of Operations.

Debt issuances
The following table reflects the proceeds received from issuances of debt in 2019, 2018 and 2017. See Note 5 of the notes to our consolidated financial statements included in Item 8 of this report for further discussion.

	Years Ended December 31,
	2019		2018		2017
	Principal Amount of Debt Issued	Net Proceeds	Principal Amount of Debt Issued	Net Proceeds	Principal Amount of Debt Issued	Net Proceeds
	($ in millions)
Term loan	$1,500	$1,455	$—	$—	$—	$—
Senior secured second lien notes	120	108	—	—	—	—
Senior notes	—	—	1,250	1,236	1,600	1,585
Total	$1,620	$1,563	$1,250	$1,236	$1,600	$1,585
Divestitures of Proved and Unproved Properties
During 2019, we divested certain non-core assets for approximately $130 million. During 2018, we divested $2.231 billion of proved and unproved properties including $1.868 billion for all of our Utica Shale properties in Ohio. During 2017, we divested certain non-core assets for approximately $1.249 billion. Proceeds from these transactions were used to repay debt and fund our development program. See Note 3 of the notes to our consolidated financial statements included in Item 8 of this report for further discussion.
Uses of Funds
The following table presents the uses of our cash and cash equivalents for the years ended December 31, 2019, 2018 and 2017:

	Years Ended December 31,
	2019	2018	2017
	($ in millions)
Oil and Natural Gas Expenditures:
Drilling and completion costs	$2,180	$1,848	$2,113
Acquisitions of proved and unproved properties	35	128	88
Total oil and natural gas expenditures	2,215	1,976	2,201
Other Uses of Cash and Cash Equivalents:
Cash paid to purchase debt	1,073	2,813	2,592
Business combination, net	353	—	—
Payments on revolving credit facility borrowings, net	—	362	—
Extinguishment of other financing	—	122	—
Additions to other property and equipment	48	21	21
Cash paid for preferred stock dividends	91	92	183
Distributions to noncontrolling interest owners	4	6	8
Other	32	27	17
Total other uses of cash and cash equivalents	1,601	3,443	2,821
Total uses of cash and cash equivalents	$3,816	$5,419	$5,022

Drilling and Completion Costs
Our drilling and completion costs increased in 2019 compared to 2018 primarily as a result of increased completion activity in our oil plays. We spud, completed, and connected wells at a higher average working interest in 2019 compared to 2018 due to the divestiture of the Utica asset and the acquisition of the Brazos Valley asset. Our average operated rig count was 18 rigs and spud wells were 333 in 2019 compared to an average operated rig count of 17 rigs and 322 spud wells in 2018 and 17 rigs and 341 spud wells in 2017. We completed 370 operated wells in 2019 compared to 351 in 2018 and 401 in 2017.
Business Combination - Acquisition of WildHorse
In 2019, we acquired WildHorse for approximately 717.4 million shares of our common stock and $381 million less $28 million of cash held by WildHorse as of the acquisition date. See Note 3 of the notes to our consolidated financial statements included in Item 1 of Part I of this report for further discussion of the acquisition.
Cash Paid to Purchase Debt
In 2019, we repurchased $698 million principal amount of our BVL Senior Notes for $693 million and retired our BVL revolving credit facility for $1.028 billion. We also repaid upon maturity $380 million principal amount of our Floating Rate Senior Notes due April 2019. In 2018, we used $2.813 billion of cash to repurchase $2.701 billion principal amount of debt. In 2017, we used $2.592 billion of cash to repurchase $2.389 billion principal amount of debt.
Extinguishment of Other Financing
In 2018, we repurchased previously conveyed overriding royalty interests (ORRIs) from the CHK Utica, L.L.C. investors and extinguished our obligation to convey future ORRIs to the investors for combined consideration of $199 million. The cash paid was bifurcated between extinguishment of the obligation and acquisition of the ORRI.
Dividends
We paid dividends of $91 million and $92 million on our preferred stock during 2019 and 2018, respectively, and we paid dividends of $183 million on our preferred stock during 2017, including $92 million of dividends in arrears that had been suspended throughout 2016. We eliminated common stock dividends in the 2015 third quarter and do not intend to resume paying cash dividends on our common stock in the foreseeable future.

Results of Operations
Oil, Natural Gas and NGL Production and Average Sales Prices

	2019
	Oil		Natural Gas		NGL		Total
	mbbl per day	$/bbl	mmcf per day	$/mcf	mbbl per day	$/bbl	mboe per day	%	$/boe
Marcellus	—	—	946	2.48	—	—	158	33	14.88
Haynesville	—	—	702	2.42	—	—	117	24	14.50
Eagle Ford	58	61.22	153	2.73	19	17.04	102	21	41.72
Brazos Valley	33	59.29	49	1.79	5	8.04	47	10	44.96
Powder River Basin	19	54.28	86	2.47	5	16.63	38	8	34.31
Mid-Continent	8	55.69	57	2.13	4	18.02	21	4	29.91
Retained assets(a)	118	59.16	1,993	2.45	33	15.62	483	100	25.57
Divested assets(b)	—	—	2	0.40	—	—	1	—	17.55
Total	118	59.16	1,995	2.45	33	15.62	484	100%	25.57

	2018
	Oil		Natural Gas		NGL		Total
	mbbl per day	$/bbl	mmcf per day	$/mcf	mbbl per day	$/bbl	mboe per day	%	$/boe
Marcellus	—	—	828	3.06	—	—	138	26	18.38
Haynesville	—	—	788	2.90	—	—	131	25	17.42
Eagle Ford	60	69.02	136	3.46	20	25.59	102	20	50.01
Powder River Basin	11	63.36	64	2.90	4	26.83	25	5	38.12
Mid-Continent	9	64.17	60	2.77	4	26.50	24	5	36.61
Retained assets(a)	80	67.72	1,876	3.01	28	25.90	420	81	27.97
Divested assets(b)	10	63.54	402	2.90	24	27.21	101	19	24.37
Total	90	67.25	2,278	2.99	52	26.50	521	100%	27.27

	2017
	Oil		Natural Gas		NGL		Total
	mbbl per day	$/bbl	mmcf per day	$/mcf	mbbl per day	$/bbl	mboe per day	%	$/boe
Marcellus	—	—	804	2.45	—	—	134	25	14.67
Haynesville	—	—	784	2.85	—	—	131	24	17.10
Eagle Ford	58	52.37	141	3.31	18	22.98	100	18	39.33
Powder River Basin	6	50.06	37	3.01	3	27.37	15	3	32.52
Mid-Continent	8	49.26	66	2.79	5	23.10	23	4	28.92
Retained assets(a)	72	51.82	1,832	2.71	26	23.42	403	74	23.05
Divested assets(b)	18	47.83	574	2.92	31	22.98	145	26	22.41
Total	90	51.03	2,406	2.76	57	23.18	548	100%	22.88
___________________________________________
(a) Includes assets retained as of December 31, 2019.

(b)	Divested assets include certain Utica assets in Ohio in 2018 and Haynesville assets in 2017 as well as certain Mid-Continent assets in both 2018 and 2017.

Oil, Natural Gas and NGL Sales

	Years Ended December 31,
	2019	change	2018	change	2017
	($ in millions)
Oil	$2,543	16%	$2,201	32%	$1,668
Natural gas	1,782	(28)%	2,486	3%	2,422
NGL	192	(62)%	502	4%	484
Oil, natural gas and NGL sales	$4,517	(13)%	$5,189	13%	$4,574
2019 vs. 2018. Oil revenues increase of $342 million is primarily attributable to increased production volumes through the acquisition of WildHorse offset by a decrease in prices. Increased oil volumes resulted in a $605 million increase offset by a decrease in prices resulting in a $263 million decrease in revenues. Natural gas and NGL revenues decrease of $1.014 billion is primarily attributable to a decrease in natural gas and NGL prices and a decrease in production volumes primarily due to divestiture activity. Decreased natural gas and NGL prices and production volumes resulted in a $650 million and $364 million decrease to revenues, respectively.
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
Oil, Natural Gas and NGL Derivatives

	Years Ended December 31,
	2019	2018	2017
	($ in millions)
Oil derivatives – realized gains (losses)	$36	$(321)	$70
Oil derivatives – unrealized gains (losses)	(248)	445	(134)
Total gains (losses) on oil derivatives	(212)	124	(64)

Natural gas derivatives – realized gains (losses)	114	7	(9)
Natural gas derivatives – unrealized gains (losses)	103	(154)	489
Total gains (losses) on natural gas derivatives	217	(147)	480

NGL derivatives – realized gains (losses)	—	(13)	(4)
NGL derivatives – unrealized gains (losses)	—	2	(1)
Total gains (losses) on NGL derivatives	—	(11)	(5)
Total gains (losses) on oil, natural gas and NGL derivatives	$5	$(34)	$411
See Note 14 of the notes to our consolidated financial statements included in Item 8 of this report for a complete discussion of our derivative activity.

Marketing Revenues and Expenses

	Years Ended December 31,
	2019	change	2018	change	2017
	($ in millions)
Marketing revenues	$3,967	(22)%	$5,076	13%	$4,511
Marketing expenses	4,003	(22)%	5,158	12%	4,598
Marketing margin	$(36)	56%	$(82)	6%	$(87)
2019 vs. 2018. Marketing revenues and expenses decreased in 2019 primarily as a result of decreased oil, natural gas and NGL prices received in our marketing operations. Marketing margin improved as a result of improved pricing on oil inventory and better margins on non-equity gas and oil transactions offset by an increase in pipeline deficiency fees.
2018 vs. 2017. Marketing revenues and expenses increased in 2018 primarily as a result of increased oil, natural gas and NGL prices received in our marketing operations. Marketing margin was negatively impacted by downstream pipeline delivery commitments.
Other Revenue

	Years Ended December 31,
	2019	2018	2017
	($ in millions)
Other revenue	$63	$63	$67
Other revenue primarily relates to the amortization of deferred VPP revenue. Our remaining deferred revenue balance of $64 million will be amortized on a straight-line basis through February 2021. See Note 7 of the notes to our consolidated financial statements included in Item 8 of this report for further discussion of our VPPs.
Gains (Losses) on Sales of Assets

	Years Ended December 31,
	2019	2018	2017
	($ in millions)
Gains (losses) on sales of assets	$43	$(264)	$476
In 2019, we received proceeds of approximately $136 million, net of post-closing adjustments, and recognized a net gain of approximately $43 million, primarily for the sale of non-core oil and natural gas properties.
In 2018, we sold all of our net acres in the Utica Shale operating area located in Ohio along with related property and equipment for net proceeds of $1.868 billion to Encino and recognized a loss of $273 million associated with the transaction. Also in 2018, we sold portions of our acreage, producing properties and other related property and equipment in the Mid-Continent, including our Mississippian Lime assets, for approximately $491 million, subject to certain customary closing adjustments, and we recognized a gain of approximately $12 million associated with the transactions.
In 2017, we sold portions of our acreage and producing properties in our Haynesville Shale operating area in northern Louisiana for approximately $915 million, subject to certain customary closing adjustments, and recognized a gain of approximately $326 million.
See Note 3 of the notes to our consolidated financial statements included in Item 8 of this report for further discussion of these transactions.

Oil, Natural Gas and NGL Production Expenses

	Years Ended December 31,
	2019	change	2018	change	2017
	($ in millions)
Oil, natural gas and NGL production expenses
Marcellus	$32	(6)%	$34	21%	$28
Haynesville	47	(18)%	57	8%	53
Eagle Ford	180	(1)%	181	(3)%	187
Brazos Valley	96	n/a	—	n/a	—
Powder River Basin	71	45%	49	69%	29
Mid-Continent	94	(4)%	98	(8)%	107
Retained Assets(a)	520	24%	419	4%	404
Divested Assets(b)	—	(100)%	55	(51)%	113
Total oil, natural gas and NGL production expenses	$520	10%	$474	(8)%	$517

	($ per boe)
Oil, natural gas and NGL production expenses
Marcellus	$0.56	(16)%	$0.67	16%	$0.58
Haynesville	$1.10	(8)%	$1.20	9%	$1.10
Eagle Ford	$4.79	(2)%	$4.87	(5)%	$5.13
Brazos Valley	$5.62	n/a	$—	n/a	$—
Powder River Basin	$5.13	(4)%	$5.34	(3)%	$5.51
Mid-Continent	$12.22	8%	$11.31	(8)%	$12.31
Retained Assets(a)	$2.94	8%	$2.73	(1)%	$2.75
Divested Assets(b)	$—	(100)%	$1.49	(30)%	$2.14
Total oil, natural gas and NGL production expenses per boe	$2.94	18%	$2.50	(3)%	$2.59
___________________________________________
(a) Includes assets retained as of December 31, 2019.

(b)	Divested assets include certain Utica assets in Ohio in 2018 and Haynesville assets in 2017 as well as certain Mid-Continent assets in both 2018 and 2017.
2019 vs. 2018. The absolute and per unit increase was the result of the acquisition of WildHorse in 2019 and increased production volumes in the Powder River Basin, partially offset by the sale of certain oil and natural gas properties in 2018 and 2019. Production expenses in 2019 included approximately $11 million associated with VPP production volumes.
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

Oil, Natural Gas, and NGL Gathering, Processing and Transportation Expenses

	Years Ended December 31,
	2019	2018	2017
	($ in millions, except per unit)
Oil, natural gas and NGL gathering, processing and transportation expenses	$1,082	$1,398	$1,471
Oil ($ per bbl)	$3.20	$4.30	$3.94
Natural gas ($ per mcf)	$1.21	$1.32	$1.34
NGL ($ per bbl)	$5.32	$8.37	$7.88
Total ($ per boe)	$6.13	$7.35	$7.36
2019 vs. 2018. The absolute and per unit decrease for oil and natural gas gathering, processing and transportation expenses was primarily due to the divestiture of our Utica Shale properties in 2018.
2018 vs. 2017. The absolute and per unit decrease for oil and natural gas gathering, processing and transportation expenses was primarily due to lower gathering fees associated with restructured midstream contracts, lower volume commitments on downstream pipelines and certain 2017 and 2018 divestitures.
Severance and Ad Valorem Taxes

	Years Ended December 31,
	2019	change	2018	change	2017
	($ in millions, except per unit)
Severance taxes	$144	16%	$124	39%	$89
Ad valorem taxes	80	23%	65	44%	45
Severance and ad valorem taxes	$224	19%	$189	41%	$134

Severance taxes per boe	$0.81	25%	$0.65	48%	$0.44
Ad valorem taxes per boe	0.46	35%	0.34	55%	0.22
Severance and ad valorem taxes per boe	$1.27	28%	$0.99	50%	$0.66
2019 vs. 2018. The absolute and per unit increase in severance taxes was primarily due to the addition of Texas assets through our acquisition of WildHorse, expiring tax exemptions in Haynesville and the divestiture of Ohio assets that were taxed at a lower rate. The absolute and per unit increase in ad valorem taxes was primarily due to a change in the mix of taxable oil and natural gas reserves by state. The addition of Texas assets through our acquisition of WildHorse increased the amount of oil and natural gas reserves subject to ad valorem tax whereas the divestiture of Ohio assets decreased the amount of oil and gas reserves not subject to ad valorem tax.
2018 vs. 2017. The absolute and per unit increase in severance taxes was primarily due to higher prices received for our oil, natural gas and NGL production, offset by lower production volumes. The total per unit increase in ad valorem taxes was the result of increased ad valorem tax primarily due to higher prices received for our oil, natural gas and NGL production.
Exploration Expenses

	Years Ended December 31,
	2019	change	2018	change	2017
	($ in millions, except per unit)
Impairments of unproved properties	$32	(46)%	$59	(72)%	$214
Dry hole expense	25	(32)%	37	n/a	—
Geological and geophysical expense and other	27	(59)%	66	214%	21
Exploration expense	$84	(48)%	$162	(31)%	$235

2019 vs. 2018. The decrease in exploration expense was primarily due to fewer impairments of unproved properties and fewer exploratory geological and geophysical projects. In addition, we recognized a reduction in delay rental expense primarily due to the divested Utica operating area in 2018.
2018 vs. 2017. The decrease in exploration expense was primarily due to fewer impairments of unproved properties, partially offset by an increase in dry hole expense and exploratory geological and geophysical projects.
General and Administrative Expenses

	Years Ended December 31,
	2019	change	2018	change	2017
	($ in millions, except per unit)
Gross overhead	$682	(4)%	$714	(10)%	$791
Allocated to production expenses	(132)	(6)%	(141)	(20)%	(177)
Allocated to marketing expenses	(14)	(30)%	(20)	(31)%	(29)
Allocated to exploration expenses	(11)	10%	(10)	67%	(6)
Allocated to sand mine expense	(7)	—%	—	—%	—
Capitalized general and administrative expenses	(56)	4%	(54)	(10)%	(60)
Reimbursed from third parties	(147)	(5)%	(154)	(17)%	(186)
General and administrative expenses, net	$315	(6)%	$335	1%	$333

General and administrative expenses, net per boe	$1.78	1%	$1.76	5%	$1.67
2019 vs. 2018. The decrease in gross overhead expense is primarily due to compensation reductions in our long-term incentives that are tied to the Company’s equity performance.
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
Restructuring and Other Termination Costs. In 2019, we incurred a charge of $12 million related to one-time termination benefits for certain employees. In January 2018, we underwent a reduction in workforce impacting approximately 13% of employees across all functions, primarily on our Oklahoma City campus. In connection with the reduction, we incurred a total charge of approximately $38 million in 2018 for one-time termination benefits. The charge consisted of $33 million in salary and severance expense and $5 million in other termination benefits. See Note 21 of the notes to our consolidated financial statements included in Item 8 of this report for a discussion of our restructuring and termination costs.
Provision for Legal Contingencies, Net

	Years Ended December 31,
	2019	2018	2017
	($ in millions)
Provision for legal contingencies, net	$19	$26	$(38)
The 2019 and the 2018 amounts consist of accruals for loss contingencies related to royalty claims. The 2017 amount consists of the recovery of a legal settlement, partially offset by accruals for loss contingencies primarily related to royalty claims. See Note 6 of the notes to our consolidated financial statements included in Item 8 of this report for further discussion of royalty claims.

Depreciation, Depletion and Amortization

	Years Ended December 31,
	2019	change	2018	change	2017
	($ in millions, except per unit)
Depreciation, depletion and amortization	$2,264	30%	$1,737	2%	$1,697
Depreciation, depletion and amortization per boe	$12.82	40%	$9.13	8%	$8.49

The absolute and per unit increases in 2018 and 2019 are primarily the result of a higher depletion rate. The depletion rate increases are driven by a higher concentration of our production mix and capital deployment in liquids-rich operating areas, which generally involve higher finding costs per boe relative to gas-rich operating areas. The depletion rate in 2019 also reflects our acquisition of WildHorse assets, located in a liquids-rich operating area.
Impairments

	Years Ended December 31,
	2019	2018	2017
	($ in millions)
Impairments due to lower forecasted commodity prices	$8	$23	$27
Impairments due to reduction in future development(a)	—	—	560
Impairments due to anticipated sale	—	55	222
Total impairments of oil and natural gas properties	8	78	809
Impairments of other fixed assets	3	53	5
Total impairments	$11	$131	$814
____________________________________________

(a)	The impairment was the result of an updated development plan in 2017, which included a removal of PUDs from properties in the process of being divested in the Mid-Continent operating area.
Other fixed assets. In 2018, we recorded a $45 million impairment related to 890 compressors and $8 million for other property and equipment for the difference between the fair value and carrying value. See Note 19 of the notes to our consolidated financial statements included in Item 8 of this report for further discussion of our impairments.
Other Operating Expense

	Years Ended December 31,
	2019	change	2018	change	2017
	($ in millions)
Other operating expense	$92	n/a	$—	(100)%	$416
In 2019, we recorded approximately $37 million of costs related to our acquisition of WildHorse which consisted of consulting fees, financial advisory fees, legal fees and travel and lodging expenses. In addition, we recorded approximately $38 million of severance expense as a result of the acquisition of WildHorse. A majority of the WildHorse executives and employees were terminated at the time of acquisition. These executives and employees were entitled to severance benefits in accordance with existing employment agreements.
The 2017 amount consists of discrete costs incurred to terminate various gathering and transportation agreements, including those associated with oil and natural gas asset divestitures. See Note 20 of the notes to our consolidated financial statements included in Item 8 of this report for further discussion of our other operating expense.

Interest Expense

	Years Ended December 31,
	2019	2018	2017
	($ in millions)
Interest expense on senior notes	$578	$591	$551
Interest expense on term loan	4	86	127
Amortization of loan discount, issuance costs and other	3	24	40
Amortization of premium	(5)	(88)	(138)
Interest expense on revolving credit facility	96	37	39
Realized gains on interest rate derivatives	(5)	(3)	(3)
Unrealized losses on interest rate derivatives	4	2	4
Capitalized interest	(24)	(16)	(19)
Total interest expense	$651	$633	$601

Interest expense per boe	$3.68	$3.33	$2.99

Average senior notes borrowings	$7,857	$8,160	$7,714
Average credit facility borrowings	$1,934	$505	$443
Average term loan borrowings	$37	$911	$1,446
See Note 5 of the notes to our consolidated financial statements included in Item 8 of this report for a discussion of our debt instruments.
Gains (Losses) on Investments.
FTS International Inc. (NYSE: FTSI). In 2018, FTS International, Inc. completed an initial public offering. Due to the offering, the ownership percentage of our equity method investment in FTSI decreased from approximately 29% to 24% and resulted in a gain of $78 million. In addition, we sold approximately 4.3 million shares of FTSI in the offering for net proceeds of approximately $74 million and recognized a gain of $61 million decreasing our ownership percentage to approximately 20%. We continue to hold approximately 22.0 million shares in the publicly traded company. In 2019, the hydraulic fracturing industry experienced challenging operating conditions resulting in the current fair value of our investment in FTSI falling below book value of $65 million and remaining below that value as of the end of the year. Based on FTSI’s 2019 operating results and FTSI’s share price of $1.04 per share as of December 31, 2019, we determined that the reduction in fair value is other-than-temporary, and recognized an impairment of our investment in FTSI of approximately $43 million. We will continue to monitor the hydraulic fracturing industry, FTSI operating results and FTSI share price for indicators that the reduction in fair value is other-than-temporary, which could result in an additional impairment of our investment in FTSI. See Note 18 of the notes to our consolidated financial statements included in Item 8 of this report for a discussion of our investments.
JWH Midstream LLC (JWH). In 2019, in connection with the acquisition of WildHorse, we obtained a 50% membership interest in JWH Midstream LLC (JWH). The carrying value of our investment in JWH, which was being accounted for as an equity method investment, was approximately $17 million. In 2019, we paid approximately $7 million to terminate our involvement in the partnership. This removed us from any future obligations related to this joint venture and, therefore, we impaired the full value of the investment and recognized approximately $24 million of impairment expense in 2019.

Gains (Losses) on Purchases or Exchanges of Debt. In 2019, we privately negotiated exchanges of approximately $507 million principal amount of our outstanding senior notes for 235,563,519 shares of common stock and $186 million principal amount of our outstanding convertible senior notes for 73,389,094 shares of common stock. We recorded an aggregate net gain of approximately $64 million associated with the exchanges. Additionally, in various transactions throughout 2019, we repurchased approximately $698 million principal amount of the BVL Senior Notes, recognizing a net $10 million gain on the transactions.
In 2018, we used the net proceeds from the issuance of our 2024 and 2026 senior notes, together with cash on hand and borrowings under the Chesapeake revolving credit facility, to repay in full $1.233 billion of borrowings under our secured term loan due 2021 for $1.285 billion, which included a $52 million make-whole premium. We recorded a loss of approximately $65 million associated with the repayment of the term loan, including the make-whole premium and the write-off of $13 million of associated deferred charges. Also, in 2018, we used the proceeds from the sale of our Utica assets in Ohio to redeem all of the $1.416 billion aggregate principal amount outstanding of our 8.00% Senior Secured Second Lien Notes due 2022 which included a $60 million call premium. We recorded a gain of approximately $331 million associated with the redemption, including the realization of the remaining $391 million difference in principal and book value due to troubled debt restructuring accounting in 2015, offset by the make-whole premium of $60 million. Additionally, we recorded a loss of $3 million associated with certain deferred charges related to the Chesapeake revolving credit facility prior to its amendment and restatement.
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
Other Income. In 2019, we recognized $9 million of other income from the sale of seismic data licenses to third parties. The remaining amount in 2019 was from other non-operating miscellaneous income. In 2018, we extinguished our obligation to convey future ORRIs to the CHK Utica L.L.C. investors and recognized a $61 million gain included in other income on our consolidated statement of operations.
Income Tax Expense (Benefit). We recorded an income tax benefit of $331 million in 2019, an income tax benefit of $10 million in 2018 and income tax expense of $2 million in 2017. The income tax benefit for 2019 consists mainly of a partial release of the valuation allowance maintained against our net deferred tax asset position. The partial release was a consequence of recording a net deferred tax liability of $314 million resulting from the business combination accounting for WildHorse. Other material items included in the 2019 income tax benefit include a benefit for the reversal of a liability for unrecognized tax benefits of $32 million partially offset by an expense of $10 million associated with Texas no longer being in a net deferred tax asset position, and a current state income tax expense of $6 million. See Note 10 of the notes to our consolidated financial statements included in Item 8 of this report for a discussion of income tax expense (benefit).
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
Impairments. Long-lived assets used in operations, including proved oil and gas properties, are assessed for impairment whenever changes in facts and circumstances indicate a possible significant deterioration in future cash flows expected to be generated by an asset group. Individual assets are grouped for impairment purposes based on a judgmental assessment of the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. If there is an indication the carrying amount of an asset may not be recovered, the asset is assessed by management through an established process in which changes to significant assumptions such as prices, volumes, and future development plans are reviewed. If, upon review, the sum of the undiscounted pre-tax cash flows is less than the carrying value of the asset group, the carrying value is written down to estimated fair value by discounting using a weighted average cost of capital. Because there usually is a lack of quoted market prices for long-lived assets, the fair value of impaired assets is assessed by management using the income approach. Level 3 inputs associated with the calculation of discounted cash flows used in the impairment analysis include our estimate of future crude oil and natural gas prices, production costs, development expenditures, anticipated production of proved reserves and other relevant data. Additionally, we utilize a combination of NYMEX strip pricing and consensus pricing, adjusted for differentials, to value the reserves.
Income Taxes. The amount of income taxes recorded requires interpretations and application of complex rules and regulations pertaining to federal, state and local taxing jurisdictions. Income taxes are accounted for using the asset and liability method as required by GAAP. We recognize deferred tax assets and liabilities for temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets for NOL carryforwards and disallowed business interest carryforwards have also been recognized. We routinely assess the realizability of our deferred tax assets and reduce such assets by a valuation allowance if it is more likely than not that all or some portion of the deferred tax assets will not be realized. In assessing the need for additional valuation allowances or adjustments to existing valuation allowances, we consider the weight of all available evidence, both positive and negative, concerning the realization of the deferred tax asset. Among the more significant types of evidence that we consider are:

•	taxable income projections in future years;

•	reversal of existing deferred tax liabilities against deferred tax assets and whether the carryforward period is so brief that it would limit realization of the tax benefit;

•	future sales and operating cost projections that will produce more than enough taxable income to realize the deferred tax asset based on existing sales prices and cost structures; and

•	our earnings history exclusive of any loss that creates a future deductible amount coupled with evidence indicating that the loss is an aberration rather than a continuing condition.
Our judgments and assumptions in estimating future taxable income include such factors as future operating conditions and commodity prices when determining if deferred tax assets are not more likely than not to be realized. As of December 31, 2019, and 2018, we had deferred tax assets totaling $2.449 billion and $3.231 billion upon which we had a valuation allowance of $1.805 billion and $2.011 billion, respectively.
We also routinely assess potential uncertain tax positions and, if required, establish accruals for such positions. Accounting guidance for recognizing and measuring uncertain tax positions requires that a more likely than not threshold condition be met on a tax position, based solely on its technical merits of being sustained, before any benefit of the uncertain tax position can be recognized in the financial statements. Guidance is also provided regarding de-recognition, classification and disclosure of these uncertain tax positions. If a tax position does not meet or exceed the more likely than not threshold then no benefit can be recorded. We accrue any applicable interest related to uncertain tax positions as a component of interest expense. Penalties, if any, related to uncertain tax positions would be recorded in other expense. Additional information about uncertain tax positions appears in Note 10 of the notes to our consolidated financial statements included in Item 8 of this report.
Contingencies. We are subject to various legal proceedings, claims, and liabilities that arise in the ordinary course of business. Except for contingencies acquired in a business combination, which are recorded at fair value at the time of acquisition, we accrue losses when such losses are probable and reasonably estimable. If we determine that a loss is probable and cannot estimate a specific amount for that loss, but can estimate a range of loss, the best estimate within the range is accrued. If no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. Our in-house legal personnel regularly assess contingent liabilities and, in certain circumstances, consult with third-party legal counsel or consultants to assist in the evaluation of our liability for these contingencies.
We make judgments and estimates when we establish liabilities for litigation and other contingent matters. Estimates of litigation-related liabilities are based on the facts and circumstances of the individual case and on information currently available to us. The extent of information available varies based on the status of the litigation and our evaluation of the claim and legal arguments. In future periods, a number of factors could significantly change our estimate of litigation-related liabilities, including discovery activities; briefings filed with the relevant court; rulings from the court made pre-trial, during trial, or at the conclusion of any trial; and similar cases involving other plaintiffs and defendants that may set or change legal precedent. As events unfold throughout the litigation process, we evaluate the available information and may consult with third-party legal counsel to determine whether liability accruals should be established or adjusted.
Derivatives. We use commodity price and financial risk management instruments to mitigate a portion of our exposure to price fluctuations in oil, natural gas and NGL prices. Results of commodity derivative contracts are reflected in oil, natural gas and NGL revenues and results of interest rate derivative contracts are reflected in interest expense.
Due to the volatility of oil, natural gas and NGL prices and, to a lesser extent, interest rates and foreign exchange rates, our financial condition and results of operations may be significantly impacted by changes in the market value of our derivative instruments. As of December 31, 2019, and 2018, the fair values of our derivatives were net assets of $130 million and $282 million, respectively.
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
Disclosures About Effects of Transactions with Related Parties
Our equity method investees are considered related parties. See Note 24 of the notes to our consolidated financial statements included in Item 8 of this report for further discussion of transactions with our equity method investees.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk
The primary objective of the following information is to provide forward-looking quantitative and qualitative information about our exposure to market risk. The term market risk relates to our risk of loss arising from adverse changes in oil, natural gas, and NGL prices and interest rates. These disclosures are not meant to be precise indicators of expected future losses, but rather indicators of reasonably possible losses. The forward-looking information provides indicators of how we view and manage our ongoing market risk exposures.
Commodity Price Risk
Our results of operations and cash flows are impacted by changes in market prices for oil, natural gas and NGL, which have historically been volatile. To mitigate a portion of our exposure to adverse price changes, we enter into various derivative instruments. Our oil, natural gas and NGL derivative activities, when combined with our sales of oil, natural gas and NGL, allow us to predict with greater certainty the revenue we will receive. We believe our derivative instruments continue to be highly effective in achieving our risk management objectives.
We determine the fair value of our derivative instruments utilizing established index prices, volatility curves and discount factors. These estimates are compared to counterparty valuations for reasonableness. Derivative transactions are also subject to the risk that counterparties will be unable to meet their obligations. This non-performance risk is considered in the valuation of our derivative instruments, but to date has not had a material impact on the values of our derivatives. Future risk related to counterparties not being able to meet their obligations has been partially mitigated under our commodity hedging arrangements that require counterparties to post collateral if their obligations to us are in excess of defined thresholds. The values we report in our financial statements are as of a point in time and subsequently change as these estimates are revised to reflect actual results, changes in market conditions and other factors. See Note 14 of the notes to our consolidated financial statements included in Item 8 of this report for further discussion of the fair value measurements associated with our derivatives.
For the year ended December 31, 2019, oil, natural gas, and NGL revenue, excluding any effect of our derivative instruments, were $2.543 billion, $1.782 billion, and $192 million, respectively. Based on 2019 production, oil, natural gas, and NGL revenue for the year ended December 31, 2019 would have increased or decreased by approximately $254 million, $178 million, and $19 million, respectively, for each 10% increase or decrease in prices. As of December 31, 2019, the fair values of our oil and gas derivatives were net assets of $5 million and $125 million, respectively. A 10% increase in forward oil prices would decrease the valuation of oil derivatives by $147 million while a 10% decrease would increase the valuation by $150 million. A 10% increase in forward gas prices would decrease the valuation of gas derivatives by approximately $58 million while a 10% decrease would increase the valuation by $57 million. This fair value change assumes volatility based on prevailing market parameters at December 31, 2019. See Note 14 of the notes to our consolidated financial statements included in Item 8 of this report for further information on our open derivative positions.
Beginning with this report, we have revised our commodity price risk disclosure alternative from the tabular format to a sensitivity analysis, which we believe is a more commonly used and easily understood disclosure alternative. We have presented below the tabular analysis as of December 31, 2019 and 2018 for comparative purposes.

Oil, Natural Gas and NGL Derivatives
As of December 31, 2019, and 2018, our oil, natural gas and NGL derivative instruments consisted of the following types of instruments:

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

•
Call Swaptions: We sell call swaptions to counterparties in exchange for a premium. Swaptions allow the counterparty, on a specific date, to extend an existing fixed-price swap for a certain period of time or to increase the notional volumes of an existing fixed-price swap.

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

As of December 31, 2019, we had the following open oil and natural gas derivative instruments:

		Weighted Average Price				Fair Value
	Volume	Fixed	Call	Put	Differential	Asset (Liability)
	(mmbbl)	($ per bbl)				($ in millions)
Oil:
Swaps:
Short-term	24	$58.54	$—	$—	$—	$(7)
Collars:
Short-term	2	$—	$83.25	$65.00	$—	14
Basis Protection Swaps:
Short-term	8	$—	$—	$—	$2.49	(2)
Total Oil						5
	(bcf)	($ per mcf)
Natural Gas:
Swaps:
Short-term	265	$2.76	$—	$—	$—	125
Call Options (sold):
Short-term	22	$—	$12.00	$—	$—	—
Call Swaptions:
Long-term	29	$2.80	$—	$—	$—	(2)
Basis Protection Swaps:
Short-term	30	$—	$—	$—	$0.08	2
Total Natural Gas						125
Total Commodities						$130

As of December 31, 2018, we had the following open oil and natural gas derivative instruments:

		Weighted Average Price				Fair Value
	Volume	Fixed	Call	Put	Differential	Asset (Liability)
	(mmbbl)	($ per bbl)				($ in millions)
Oil:
Swaps:
Short-term	10	$58.97	$—	$—	$—	$117
Long-term	2	$68.14	$—	$—	$—	40
Collars:
Short-term	6	$—	$67.75	$58.00	$—	68
Long-term	2	$—	$83.25	$65.00	$—	30
Basis Protection Swaps:
Short-term	7	$—	$—	$—	$6.01	5
Total Oil						260
	(bcf)	($ per mcf)
Natural Gas:
Swaps:
Short-term	447	$2.87	$—	$—	$—	11
Long-term	176	$2.75	$—	$—	$—	15
Three-Way Collars:
Short-term	88	$—	$3.10	$ 2.50/2.80	$—	1
Collars:
Short-term	55	$—	$3.02	$2.75	$—	(3)
Call Options (sold):
Short-term	22	$—	$12.00	$—	$—	—
Long-term	22	$—	$12.00	$—	$—	—
Call Swaptions:
Long-term	106	$2.77	$—	$—	$—	(9)
Basis Protection Swaps:
Short-term	50	$—	$—	$—	$(0.56)	—
Total Natural Gas						15
Total Commodities						275
Contingent Consideration:
Utica Divestiture:
Short-term	—	$—	$—	$—	$—	7
Total Derivative Asset						$282

Interest Rate Risk
The table below presents principal cash flows and related weighted average interest rates by expected maturity dates, using the earliest demand repurchase date for contingent convertible senior notes.

	Years of Maturity
	2020	2021	2022	2023	2024	Thereafter	Total
	($ in millions)
Liabilities:
Debt – fixed rate	$385	$294	$289	$174	$624	$4,060	$5,826
Average interest rate	6.38%	5.80%	4.88%	5.75%	7.00%	9.34%	8.39%
Debt – variable rate	$—	$—	$—	$1,590	$1,500	$—	$3,090
Average interest rate	—%	—%	—%	4.78%	9.93%	—%	7.28%
Changes in interest rates affect the amount of interest we earn on our cash, cash equivalents and short-term investments and the interest rate we pay on borrowings under our revolving credit facility and our term loan facility. All of our other indebtedness is fixed rate and, therefore, does not expose us to the risk of fluctuations in earnings or cash flow due to changes in market interest rates. However, changes in interest rates do affect the fair value of our fixed-rate debt.
During the year ended December 31, 2019, $5 million of net gains related to settled interest rate derivative contracts were transferred from our senior note liability or unrealized gains or losses and recorded within interest expense as realized gains or losses. As of December 31, 2019, there were no remaining open or settled interest rate derivative contracts.

ITEM 8.     Financial Statements and Supplementary Data

Note 26. Subsequent Events	137

Supplementary Information:
Quarterly Financial Data (unaudited)	138
Supplemental Disclosures About Oil, Natural Gas and NGL Producing Activities (unaudited)	139

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
Management has performed an assessment of the effectiveness of the Company's internal control over financial reporting and has determined the Company’s internal control over financial reporting was effective as of December 31, 2019.
The effectiveness of the Company's internal control over financial reporting, as of December 31, 2019, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report, which appears herein.

/s/ ROBERT D. LAWLER
Robert D. Lawler
President and Chief Executive Officer

/s/ DOMENIC J. DELL'OSSO, JR.
Domenic J. Dell'Osso, Jr.
Executive Vice President and Chief Financial Officer

February 27, 2020

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Chesapeake Energy Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Chesapeake Energy Corporation and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for oil and natural gas exploration and development activities from the full cost method to the successful efforts method in 2019. This matter is also discussed below as a critical audit matter.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Acquisition of Proved Oil and Natural Gas Properties and Related Fair Value Estimate

As described in Note 3 to the consolidated financial statements, $3.3 billion of the purchase price from the February 2019 business combination of Wildhorse Resource Development Corporation was allocated to proved oil and natural gas properties. Management applied the applicable accounting guidance, under which an acquirer should recognize the identifiable assets acquired and the liabilities assumed on the acquisition date at fair value. The fair value estimate of proved oil and natural gas properties as of the acquisition date was based on estimated proved oil and natural gas reserves and related future net cash flows discounted using a weighted average cost of capital, including estimates of future production rates and future development costs. As disclosed by management, the accuracy of the reserve estimates is a function of the quality of data available and of engineering and geological interpretation and judgment. In addition, estimates of reserves may be revised based on actual production, results of subsequent exploration and development activities, recent commodity prices, operating costs and other factors. The estimates of oil and natural gas reserves have been developed by specialists, specifically petroleum engineers.

The principal considerations for our determination that performing procedures relating to the acquisition of proved oil and natural gas properties and related fair value estimate is a critical audit matter are there was significant judgment by management, including the use of specialists, when developing the estimates of proved oil and natural gas reserves. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating the significant assumptions used in developing the estimates, including future production rates, future development costs, and the weighted average cost of capital. In addition, the audit effort involved the use of professionals with specialized skill and knowledge in evaluating the audit evidence obtained from these procedures.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including the purchase price allocation based upon estimates of fair value, management’s estimates of proved oil and natural gas reserves in determining the fair value of acquired proved oil and natural gas properties, and the calculation of the weighted average cost of capital. These procedures also included, among others, evaluating the significant assumptions used by management in developing these estimates, including future production rates, future development costs, and the weighted average cost of capital. The work of management’s specialists was used in performing the procedures to evaluate the reasonableness of the estimates of proved oil and natural gas reserves. As a basis for this work, the specialists’ qualifications and objectivity were understood, as well as the methods and assumptions used by the specialists. The procedures performed also included tests of the data used by the specialists and an evaluation of the specialists’ findings. Evaluating the significant assumptions relating to the estimates of proved oil and gas reserves also involved obtaining evidence to support the reasonableness of the assumptions, including whether the assumptions used were reasonable considering the past performance of the acquired entity, and whether they were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of management’s model and evaluating the reasonableness of the assumptions used in the model.

The Impact of Proved Oil and Natural Gas Reserves on Proved Oil and Natural Gas Properties, Net

The Company’s property and equipment, net balance was $14.8 billion as of December 31, 2019, and depreciation, depletion and amortization (DD&A) expense for the year ended December 31, 2019 was $2.3 billion, both of which substantially relate to proved oil and natural gas properties. As described in Note 1 to the consolidated financial statements, the Company follows the successful efforts method of accounting for its oil and natural gas properties. Costs of drilling and equipping successful wells, costs to construct or acquire facilities, and associated asset retirement costs are depreciated using the unit-of-production (UOP) method based on total estimated proved developed oil and natural gas reserves. Costs of acquiring proved properties, including leasehold acquisition costs transferred from unproved properties, are depleted using the UOP method based on total estimated proved developed and undeveloped reserves. When circumstances indicate that the carrying value of proved oil and gas properties may not be recoverable, management compares unamortized capitalized costs to the expected undiscounted pre-tax future cash flows for the associated assets grouped at the lowest level for which identifiable cash flows are independent of cash flows of other assets. If the expected undiscounted pre-tax future cash flows, based on management’s estimate of future crude oil and natural gas prices, operating costs, anticipated production from proved reserves and other relevant data, are lower than the unamortized capitalized costs, the capitalized costs are reduced to fair value. Fair value is generally estimated using the income approach. The expected future cash flows used for impairment reviews and related fair value measurements are typically based on judgmental assessments of future production volumes, commodity prices, operating costs, and capital investment plans, considering all available information at the date of review. The estimates of oil and natural gas reserves have been developed by specialists, specifically petroleum engineers.

The principal considerations for our determination that performing procedures relating to the impact of proved oil and natural gas reserves on proved oil and natural gas properties, net is a critical audit matter are there was significant judgment by management, including the use of specialists, when developing the estimates of proved oil and natural gas reserves. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating the significant assumptions used in developing those estimates, including future production, future pricing differentials, and future development costs.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s estimates of proved oil and natural gas reserves, the calculation of DD&A expense, and the impairment assessment of proved oil and natural gas properties. These procedures also included, among others, evaluating the significant assumptions used by management in developing these estimates, including future production, future pricing differentials, and future development costs. Procedures were also performed to test the unit-of-production rate used to calculate DD&A expense. The work of management’s specialists was used in performing the procedures to evaluate the reasonableness of the estimates of proved oil and natural gas reserves. As a basis for this work, the specialists’ qualifications and objectivity were understood, as well as the methods and assumptions used by the specialists. The procedures performed also included tests of the data used by the specialists and an evaluation of the specialists’ findings. Evaluating the significant assumptions relating to the estimates of proved oil and natural gas reserves also involved obtaining evidence to support the reasonableness of the assumptions, including whether the assumptions used were reasonable considering the past performance of the Company, and whether they were consistent with evidence obtained in other areas of the audit.

Change in Accounting from the Full Cost Method to the Successful Efforts Method

As described above and in Note 2, during the first quarter of 2019, the Company voluntarily changed its method of accounting for oil and natural gas exploration and development activities from the full cost method to the successful efforts method. Accordingly, financial information for prior periods has been recast to reflect retrospective application of the successful efforts method. As a result of its change in accounting principle from the full cost method to the successful efforts method, management recorded significant impairments of its proved oil and natural gas properties for historical periods to arrive at the recast financial information. As described in Note 1, under the successful efforts method of accounting, costs of drilling and equipping successful wells, costs to construct or acquire facilities, and associated asset retirement costs are depreciated using the unit-of-production (UOP) method based on total estimated proved developed oil and gas reserves. Costs of acquiring proved properties, including leasehold acquisition costs transferred from unproved properties, are depleted using the UOP method based on total estimated proved developed and undeveloped reserves. As disclosed by management, estimates of oil and natural gas reserves and their values, future production rates, future development costs and commodity pricing differentials, and the weighted average cost of capital are the most significant of these estimates. The accuracy of the reserve estimates is a function of the quality of data available and of engineering and geological interpretation and judgment. In addition, estimates of reserves may be revised based on actual production, results of subsequent exploration and development activities, recent commodity prices, operating costs and other factors. The estimates of oil and natural gas reserves have been developed by specialists, specifically petroleum engineers.

The principal considerations for our determination that performing procedures relating to the change in accounting from the full cost method to the successful efforts method is a critical audit matter are there was significant judgment by management, including the use of specialists, when developing the estimates of proved oil and natural gas reserves for purposes of reflecting the retrospective application of the successful efforts method, including the calculation of DD&A expense, the impairment assessments performed, and the calculation of impairment charges recorded in prior periods. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating the significant assumptions used in developing those estimates, including the weighted average cost of capital. In addition, the audit effort involved the use of professionals with specialized skill and knowledge in evaluating the audit evidence obtained from these procedures.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the change in accounting from the full cost method to the successful efforts method, management’s retrospective application of the successful efforts method, including estimates of proved oil and natural gas reserves, the calculation of DD&A expense, the impairment assessments of proved oil and natural gas reserves, and the calculation of impairment charges recorded for the historical recast periods. These procedures also included, among others, evaluating the significant assumptions used by management in developing these estimates, including the weighted average cost of capital. Procedures were also performed to test the unit-of-production rate used to calculate DD&A expense, the impairment assessments, and the calculation of the impairment charges recorded. The work of management’s specialists was used in performing the procedures to evaluate the reasonableness of the estimates of proved oil and natural gas reserves. As a basis for this work, the specialists’ qualifications and objectivity were understood, as well as the methods and assumptions used by the specialists. The procedures performed also included tests of the data used by the specialists and an evaluation of the specialists’ findings. Evaluating the significant assumptions relating to the estimates of proved oil and natural gas reserves for the historical recast periods also involved obtaining evidence to support the reasonableness of the assumptions, including whether the assumptions were reasonable considering the past performance of the Company, and whether they were consistent with evidence in other areas of the audit for the historical recast periods. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of management’s model and evaluating the reasonableness of the assumptions used in the model.

/s/ PricewaterhouseCoopers LLP
Oklahoma City, Oklahoma
February 27, 2020

We have served as the Company’s auditor since 1992.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2019	2018
	($ in millions)
CURRENT ASSETS:
Cash and cash equivalents ($2 and $1 attributable to our VIE)	$6	$4
Accounts receivable, net	990	1,247
Short-term derivative assets	134	209
Other current assets	121	138
Total Current Assets	1,251	1,598
PROPERTY AND EQUIPMENT:
Oil and natural gas properties, at cost based on successful efforts accounting:
Proved oil and natural gas properties ($755 and $755 attributable to our VIE)	30,765	25,407
Unproved properties	2,173	1,561
Other property and equipment	1,810	1,721
Total Property and Equipment, at Cost	34,748	28,689
Less: accumulated depreciation, depletion and amortization (($713) and ($707) attributable to our VIE)	(20,002)	(17,886)
Property and equipment held for sale, net	10	15
Total Property and Equipment, Net	14,756	10,818
LONG-TERM ASSETS:
Long-term derivative assets	—	76
Other long-term assets	186	243
TOTAL ASSETS	$16,193	$12,735

The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS – (Continued)

	December 31,
	2019	2018
	($ in millions)
CURRENT LIABILITIES:
Accounts payable	$498	$763
Current maturities of long-term debt, net	385	381
Accrued interest	75	141
Short-term derivative liabilities	2	3
Other current liabilities ($1 and $2 attributable to our VIE)	1,432	1,599
Total Current Liabilities	2,392	2,887
LONG-TERM LIABILITIES:
Long-term debt, net	9,073	7,341
Long-term derivative liabilities	2	—
Asset retirement obligations, net of current portion	200	155
Other long-term liabilities	125	219
Total Long-Term Liabilities	9,400	7,715
CONTINGENCIES AND COMMITMENTS (Note 6)
EQUITY:
Chesapeake Stockholders’ Equity:
Preferred stock, $0.01 par value, 20,000,000 shares authorized: 5,563,458 and 5,603,458 shares outstanding	1,631	1,671
Common stock, $0.01 par value, 3,000,000,000 and 2,000,000,000 shares authorized: 1,954,558,617 and 913,715,512 shares issued	19	9
Additional paid-in capital	16,954	14,378
Accumulated deficit	(14,220)	(13,912)
Accumulated other comprehensive income (loss)	12	(23)
Less: treasury stock, at cost; 5,244,992 and 3,246,553 common shares	(32)	(31)
Total Chesapeake Stockholders’ Equity	4,364	2,092
Noncontrolling interests	37	41
Total Equity	4,401	2,133
TOTAL LIABILITIES AND EQUITY	$16,193	$12,735

The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2019	2018	2017
	($ in millions except per share data)
REVENUES AND OTHER:
Oil, natural gas and NGL	$4,522	$5,155	$4,985
Marketing	3,967	5,076	4,511
Total Revenues	8,489	10,231	9,496
Other	63	63	67
Gains (losses) on sales of assets	43	(264)	476
Total Revenues and Other	8,595	10,030	10,039
OPERATING EXPENSES:
Oil, natural gas and NGL production	520	474	517
Oil, natural gas and NGL gathering, processing and transportation	1,082	1,398	1,471
Severance and ad valorem taxes	224	189	134
Exploration	84	162	235
Marketing	4,003	5,158	4,598
General and administrative	315	335	333
Restructuring and other termination costs	12	38	—
Provision for legal contingencies, net	19	26	(38)
Depreciation, depletion and amortization	2,264	1,737	1,697
Impairments	11	131	814
Other operating expense	92	—	416
Total Operating Expenses	8,626	9,648	10,177
INCOME (LOSS) FROM OPERATIONS	(31)	382	(138)
OTHER INCOME (EXPENSE):
Interest expense	(651)	(633)	(601)
Gains (losses) on investments	(71)	139	—
Gains on purchases or exchanges of debt	75	263	233
Other income	39	67	6
Total Other Expense	(608)	(164)	(362)
INCOME (LOSS) BEFORE INCOME TAXES	(639)	218	(500)
INCOME TAX EXPENSE (BENEFIT):
Current income taxes	(26)	—	(9)
Deferred income taxes	(305)	(10)	11
Total Income Tax Expense (Benefit)	(331)	(10)	2
NET INCOME (LOSS)	(308)	228	(502)
Net income attributable to noncontrolling interests	—	(2)	(3)
NET INCOME (LOSS) ATTRIBUTABLE TO CHESAPEAKE	(308)	226	(505)
Preferred stock dividends	(91)	(92)	(85)
Loss on exchange of preferred stock	(17)	—	(41)
Earnings allocated to participating securities	—	(1)	—
NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$(416)	$133	$(631)
EARNINGS (LOSS) PER COMMON SHARE:
Basic	$(0.25)	$0.15	$(0.70)
Diluted	$(0.25)	$0.15	$(0.70)
WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING (in millions):
Basic	1,665	909	906
Diluted	1,665	909	906

The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2019	2018	2017
	($ in millions)
NET INCOME (LOSS)	$(308)	$228	$(502)
OTHER COMPREHENSIVE INCOME, NET OF INCOME TAX:
Unrealized gains (losses) on derivative instruments, net of income tax benefit of $0, $0, and $0	—	—	5
Reclassification of losses on settled derivative instruments, net of income tax expense of $0, $0 and $0	35	34	34
Other Comprehensive Income	35	34	39
COMPREHENSIVE INCOME (LOSS)	(273)	262	(463)
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	(2)	(3)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CHESAPEAKE	$(273)	$260	$(466)

The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2019	2018	2017
	($ in millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)	$(308)	$228	$(502)
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO CASH PROVIDED BY OPERATING ACTIVITIES:
Depreciation, depletion and amortization	2,264	1,737	1,697
Deferred income tax expense (benefit)	(305)	(10)	11
Derivative (gains) losses, net	(3)	26	(409)
Cash receipts (payments) on derivative settlements, net	202	(345)	(18)
Stock-based compensation	30	32	49
(Gains) losses on sales of assets	(43)	264	(476)
Impairments	11	131	814
Exploration	49	96	214
(Gains) losses on investments	63	(139)	—
Gains on purchases or exchanges of debt	(79)	(263)	(235)
Other	(4)	(118)	(132)
(Increase) decrease in accounts receivable and other assets	376	16	(163)
(Decrease) increase in accounts payable, accrued liabilities and other	(630)	75	(375)
Net Cash Provided By Operating Activities	1,623	1,730	475
CASH FLOWS FROM INVESTING ACTIVITIES:
Drilling and completion costs	(2,180)	(1,848)	(2,113)
Business combination, net	(353)	—	—
Acquisitions of proved and unproved properties	(35)	(128)	(88)
Proceeds from divestitures of proved and unproved properties	130	2,231	1,249
Additions to other property and equipment	(48)	(21)	(21)
Proceeds from sales of other property and equipment	6	147	55
Proceeds from sales of investments	—	74	—
Net Cash Provided By (Used In) Investing Activities	(2,480)	455	(918)

The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)

	Years Ended December 31,
	2019	2018	2017
	($ in millions)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility borrowings	10,676	11,697	7,771
Payments on revolving credit facility borrowings	(10,180)	(12,059)	(6,990)
Proceeds from issuance of senior notes, net	108	1,236	1,585
Proceeds from issuance of term loan, net	1,455	—	—
Cash paid to purchase debt	(1,073)	(2,813)	(2,592)
Extinguishment of other financing	—	(122)	—
Cash paid for preferred stock dividends	(91)	(92)	(183)
Distributions to noncontrolling interest owners	(4)	(6)	(8)
Other	(32)	(27)	(17)
Net Cash Provided By (Used In) Financing Activities	859	(2,186)	(434)
Net increase (decrease) in cash and cash equivalents	2	(1)	(877)
Cash and cash equivalents, beginning of period	4	5	882
Cash and cash equivalents, end of period	$6	$4	$5

Supplemental disclosures to the consolidated statements of cash flows are presented below:

	Years Ended December 31,
	2019	2018	2017
	($ in millions)
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of capitalized interest	$691	$664	$667
Income taxes paid, net of refunds received	$(6)	$(3)	$(16)

SUPPLEMENTAL DISCLOSURE OF SIGNIFICANT NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for business combination	$2,037	$—	$—
Debt exchanged for common stock	$693	$—	$—
Preferred stock exchanged for common stock	$40	$—	$—
Change in senior notes exchanged	$971	$—	$—
Change in accrued drilling and completion costs	$(19)	$174	$14
Acquisition of other property and equipment including assets under finance lease	$—	$27	$—

The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Years Ended December 31,
	2019	2018	2017
	($ in millions)
PREFERRED STOCK:
Balance, beginning of period	$1,671	$1,671	$1,771
Exchange/conversions of 40,000, 0 and 236,048 shares of preferred stock for common stock	(40)	—	(100)
Balance, end of period	1,631	1,671	1,671
COMMON STOCK:
Balance, beginning of period	9	9	9
Common shares issued for WildHorse Merger	7	—	—
Exchange of senior notes and convertible notes	3	—	—
Balance, end of period	19	9	9
ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	14,378	14,437	14,486
Common shares issued for WildHorse Merger	2,030	—	—
Stock-based compensation	27	33	54
Exchange of contingent convertible notes for 73,389,094, 0 and 0 shares of common stock	134	—	—
Exchange of senior notes for 235,563,519, 0 and 0 shares of common stock	438	—	—
Exchange of preferred stock for 10,367,950, 0, and 9,965,835 shares of common stock	40	—	100
Equity component of contingent convertible notes repurchased	(2)	—	(20)
Dividends on preferred stock	(91)	(92)	(183)
Balance, end of period	16,954	14,378	14,437
RETAINED EARNINGS (ACCUMULATED DEFICIT):
Balance, beginning of period	(13,912)	(14,130)	(13,625)
Net income (loss) attributable to Chesapeake	(308)	226	(505)
Cumulative effect of change in accounting principle	—	(8)	—
Balance, end of period	(14,220)	(13,912)	(14,130)
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance, beginning of period	(23)	(57)	(96)
Hedging activity	35	34	39
Balance, end of period	12	(23)	(57)
The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - (Continued)

	Years Ended December 31,
	2019	2018	2017
	($ in millions)
TREASURY STOCK – COMMON:
Balance, beginning of period	(31)	(31)	(27)
Purchase of 2,878,234, 1,510,022, and 1,206,419 shares for company benefit plans	(7)	(4)	(7)
Release of 879,795, 503,863 and 186,529 shares from company benefit plans	6	4	3
Balance, end of period	(32)	(31)	(31)
TOTAL CHESAPEAKE STOCKHOLDERS’ EQUITY	4,364	2,092	1,899
NONCONTROLLING INTERESTS:
Balance, beginning of period	41	44	49
Net income attributable to noncontrolling interests	—	2	3
Distributions to noncontrolling interest owners	(4)	(5)	(8)
Balance, end of period	37	41	44
TOTAL EQUITY	$4,401	$2,133	$1,943

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
Recast Financial Information for Change in Accounting Principle
In the first quarter of 2019, we voluntarily changed our method of accounting for oil and natural gas exploration and development activities from the full cost method to the successful efforts method. Accordingly, financial information for prior periods presented herein has been recast to reflect retrospective application of the successful efforts method. Although the full cost method of accounting for oil and natural gas exploration and development activities continues to be an accepted alternative, the successful efforts method of accounting is the generally preferred method of the SEC and, because it is more widely used in the industry, we expect the change to improve the comparability of our financial statements to our peers. We also believe the successful efforts method provides a more representational depiction of assets and operating results and provides for our investments in oil and natural gas properties to be assessed for impairment in accordance with Accounting Standards Codification (ASC) Topic 360, Property Plant and Equipment, rather than valuations based on prices and costs prescribed under the full cost method as of the balance sheet date. For detailed information regarding the effects of the change to the successful efforts method, see Note 2.
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
Consolidation
We consolidate entities in which we have a controlling financial interest. We consolidate subsidiaries in which we hold, directly or indirectly, more than 50% of the voting rights and variable interest entities (VIEs) in which we are the primary beneficiary. We consolidate a VIE when we are the primary beneficiary, which is the party that has both (i) the power to direct the activities that most significantly impact the VIE’s economic performance and (ii) through its interests in the VIE, the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. In order to determine whether we own a variable interest in a VIE, we perform a qualitative analysis of the entity’s design, organizational structure, primary decision makers and relevant agreements. We continually monitor our consolidated VIE to determine if any events have occurred that could cause the primary beneficiary to change. See Note 11 for further discussion of our VIE. We use the equity method of accounting to record our net interests where we have the ability to exercise significant influence through our investment but lack a controlling financial interest. Under the equity method, our share of net income (loss) is included in our consolidated statements of operations according to our equity ownership or according to the terms of the applicable governing instrument. Undivided interests in oil and natural gas properties are consolidated on a proportionate basis.

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
Noncontrolling Interests
Noncontrolling interests represent third-party equity ownership in certain of our consolidated subsidiaries and are presented as a component of equity. See Note 11 for further discussion of noncontrolling interests.
Cash and Cash Equivalents
For purposes of the consolidated financial statements, we consider investments in all highly liquid instruments with original maturities of three months or less at the date of purchase to be cash equivalents.
Accounts Receivable
Our accounts receivable are primarily from purchasers of oil, natural gas and NGL and from exploration and production companies that own interests in properties we operate. This industry concentration could affect our overall exposure to credit risk, either positively or negatively, because our purchasers and joint working interest owners may be similarly affected by changes in economic, industry or other conditions. We monitor the creditworthiness of all our counterparties and we generally require letters of credit or parent guarantees for receivables from parties deemed to have sub-standard credit, unless the credit risk can otherwise be mitigated. We utilize an allowance method in accounting for bad debt based on historical trends in addition to specifically identifying receivables that we believe may be uncollectible. See Note 9 for further discussion of our accounts receivable.
Oil and Natural Gas Properties
We follow the successful efforts method of accounting for our oil and natural gas properties. Under this method, exploration costs such as exploratory geological and geophysical costs, expiration of unproved leasehold, delay rentals and exploration overhead are expensed as incurred. All costs related to production, general corporate overhead and similar activities are also expensed as incurred. All property acquisition costs and development costs are capitalized when incurred.
Exploratory drilling costs are initially capitalized, or suspended, pending the determination of proved reserves. If proved reserves are found, drilling costs remain capitalized and are classified as proved properties. Costs of unsuccessful wells are charged to exploration expense. For exploratory wells that find reserves that cannot be classified as proved when drilling is completed, costs continue to be capitalized as suspended exploratory drilling costs if there have been sufficient reserves found to justify completion as a producing well and sufficient progress is being made in assessing the reserves and the economic and operational viability of the project. If we determine that future appraisal drilling or development activities are unlikely to occur, associated suspended exploratory well costs are expensed. In some instances, this determination may take longer than one year. We review the status of all suspended exploratory drilling costs quarterly. Costs to develop proved reserves, including the costs of all development wells and related equipment used in the production of oil and natural gas are capitalized.
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

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

When circumstances indicate that the carrying value of proved oil and natural gas properties may not be recoverable, we compare unamortized capitalized costs to the expected undiscounted pre-tax future cash flows for the associated assets grouped at the lowest level for which identifiable cash flows are independent of cash flows of other assets. If the expected undiscounted pre-tax future cash flows, based on our estimate of future crude oil and natural gas prices, operating costs, anticipated production from proved reserves and other relevant data, are lower than the unamortized capitalized costs, the capitalized costs are reduced to fair value. Fair value is generally estimated using the income approach described in the ASC 820, Fair Value Measurements. If applicable, we utilize prices and other relevant information generated by market transactions involving assets and liabilities that are identical or comparable to the item being measured as the basis for determining fair value. The expected future cash flows used for impairment reviews and related fair value measurements are typically based on judgmental assessments of future production volumes, commodity prices, operating costs, and capital investment plans, considering all available information at the date of review. These assumptions are applied to develop future cash flow projections that are then discounted to estimated fair value, using a discount rate believed to be consistent with those applied by market participants. We have classified these fair value measurements as Level 3 in the fair value hierarchy.
Other Property and Equipment
Other property and equipment consists primarily of buildings and improvements, land, vehicles, computers, sand mine, natural gas compressors under finance lease and office equipment. Major renewals and betterments are capitalized while the costs of repairs and maintenance are charged to expense as incurred. Other property and equipment costs, excluding land, are depreciated on a straight-line basis and recorded within depreciation, depletion and amortization in the consolidated statement of operations. Natural gas compressors under finance lease are depreciated over the shorter of their estimated useful lives or the term of the related lease.
Realization of the carrying value of other property and equipment is reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Assets are determined to be impaired if a forecast of undiscounted estimated future net operating cash flows directly related to the asset, including any disposal value, is less than the carrying amount of the asset. If any asset is determined to be impaired, the loss is measured as the amount by which the carrying amount of the asset exceeds its fair value. An estimate of fair value is based on the best information available, including prices for similar assets and discounted cash flow. See Note 17 for further discussion of other property and equipment.
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
Accounts Payable
Included in accounts payable as of December 31, 2019 and 2018 are liabilities of approximately $57 million and $104 million, respectively, representing the amount by which checks issued, but not yet presented to our banks for collection, exceeded balances in applicable bank accounts.
Debt Issuance Costs
Included in other long-term assets are costs associated with the issuance and amendments of the Chesapeake revolving credit facility. The remaining unamortized issuance costs as of December 31, 2019 and 2018, totaled $27 million and $30 million, respectively, and are being amortized over the life of the Chesapeake revolving credit facility using the straight-line method. Included in long-term debt are costs associated with the issuance of our senior notes. The remaining unamortized issuance costs as of December 31, 2019 and 2018, totaled $44 million and $53 million, respectively, and are being amortized over the life of the senior notes using the effective interest method.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Litigation Contingencies
We are subject to litigation and regulatory proceedings, claims and liabilities that arise in the ordinary course of business. We accrue losses associated with litigation and regulatory claims when such losses are probable and reasonably estimable. If we determine that a loss is probable and cannot estimate a specific amount for that loss but can estimate a range of loss, our best estimate within the range is accrued. Estimates are adjusted as additional information becomes available or circumstances change. Legal defense costs associated with loss contingencies are expensed in the period incurred. See Note 6 for further discussion of litigation contingencies.
Environmental Remediation Costs
We record environmental reserves for estimated remediation costs related to existing conditions from past operations when the responsibility to remediate is probable and the costs can be reasonably estimated. Expenditures that create future benefits or contribute to future revenue generation are capitalized. See Note 6 for discussion of environmental contingencies.
Asset Retirement Obligations
We recognize liabilities for obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction and development of the assets. We recognize the fair value of a liability for a retirement obligation in the period in which the liability is incurred. For oil and natural gas properties, this is the period in which an oil or natural gas well is acquired or drilled. The liability is then accreted each period until the liability is settled or the well is sold, at which time the liability is removed. The related asset retirement cost is capitalized as part of the carrying amount of our oil and natural gas properties. See Note 22 for further discussion of asset retirement obligations.
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
In circumstances where we act as an agent rather than a principal, our results of operations related to oil, natural gas and NGL marketing activities are presented on a net basis. See Note 9 for further discussion of revenue recognition.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Fair Value Measurements
Certain financial instruments are reported on a recurring basis at fair value on our consolidated balance sheets. We also use fair value measurements on a nonrecurring basis when a qualitative assessment of our assets indicates a potential impairment. Under fair value measurement accounting guidance, fair value is defined as the amount that would be received from the sale of an asset or paid for the transfer of a liability in an orderly transaction between market participants (i.e., an exit price). To estimate an exit price, a three-level hierarchy is used. The fair value hierarchy prioritizes the inputs, which refer broadly to assumptions market participants would use in pricing an asset or a liability, into three levels. Level 1 inputs are unadjusted quoted prices in active markets for identical assets and liabilities and have the highest priority. Level 2 inputs are inputs other than quoted prices within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability and have the lowest priority.
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
The carrying values of financial instruments comprising cash and cash equivalents, accounts payable and accounts receivable approximate fair values due to the short-term maturities of these instruments. See Note 15 for further discussion of fair value measurements.
Derivatives
Derivative instruments are recorded at fair value, and changes in fair value are recognized currently in earnings unless specific hedge accounting criteria are followed. As of December 31, 2019, none of our open derivative instruments were designated as cash flow hedges.
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
We have established the fair value of our derivative instruments using established index prices, volatility curves and discount factors. These estimates are compared to our counterparty values for reasonableness. The values we report in our financial statements are as of a point in time and subsequently change as these estimates are revised to reflect actual results, changes in market conditions and other factors. Derivative transactions are subject to the risk that counterparties will be unable to meet their obligations. This non-performance risk is considered in the valuation of our derivative instruments, but to date has not had a material impact on the values of our derivatives. See Note 14 for further discussion of our derivative instruments.
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
To the extent compensation expense relates to employees directly involved in the acquisition of oil and natural gas leasehold and development activities, these amounts are capitalized to oil and natural gas properties. Amounts not capitalized to oil and natural gas properties are recognized as general and administrative expense, oil, natural gas and NGL production expense, exploration expense, or marketing expense, based on the employees involved in those activities. See Note 12 for further discussion of share-based compensation.
Recently Issued Accounting Standards
In December 2019, the FASB issued Accounting Standards Update (ASU) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12) as part of its initiative to reduce complexity in the accounting standards. The amendments in ASU 2019-12 remove certain exceptions related to the incremental approach for intraperiod tax allocation, the general methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also clarifies and simplifies other aspects of accounting for income taxes. The amendments in ASU 2019-12 become effective for us for the calendar year ending December 31, 2021; however, early adoption is permissible for periods for which financial statements have not yet been issued. We have decided to early adopt ASU 2019-12 for the calendar year ended December 31, 2019, which will be in effect from the beginning of the 2019 annual period. The early adoption of ASU 2019-12 did not result in a material impact to our balance sheet, results of operations or cash flows.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASC 842”), which requires lessees to recognize a lease liability and a right-of-use (ROU) asset on the balance sheet for all leases, including operating leases, with terms in excess of 12 months. As the implicit rate of the lease is not always readily determinable, the company uses its incremental borrowing rate to calculate the present value of lease payments based on information available at the commencement date. Operating ROU assets are included in other long-term assets while operating lease liabilities are included in other current and other long-term liabilities on the consolidated balance sheet. Finance ROU assets are reflected in total property and equipment, net, while finance lease liabilities are included in other current and other long-term liabilities on the consolidated balance sheet.
ASC 842 does not apply to our leases of mineral rights to explore for or use oil and natural gas resources, including the intangible rights to explore for those natural resources and rights to use the land in which those natural resources are contained.
We adopted the new standard on January 1, 2019 and as permitted by ASU 2018-11, Leases (Topic 842): Targeted Improvements, we did not adjust comparative-period financial statements and continued to apply the guidance in Topic 840, including its disclosure requirements, in the comparative periods presented prior to adoption. No cumulative-effect adjustment to retained earnings was required as a result of the modified retrospective approach.
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
Short-term leases will not be recognized on the balance sheet as an asset or a liability, and the related rental expense will be expensed as incurred. We have short-term lease agreements related to most of our drilling rig arrangements and some of our compressor rental arrangements.
See Note 8 for further information regarding leases.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Reclassifications
Certain reclassifications have been made to the consolidated financial statements for 2018 and 2017 to conform to the presentation used for the 2019 consolidated financial statements. In 2019, we have reclassified our presentation of ad valorem taxes to report the costs as a component of severance and ad valorem taxes in the accompanying consolidated statements of operations. Previously these costs were reflected as oil, natural gas and NGL production expenses. The net effect of this reclassification did not impact our previously reported net income, stockholders’ equity or cash flows. The following table reflects the reclassifications made:

	Years Ended December 31,
	2018	2017
	$ in millions
Oil, natural gas and NGL production, previously reported	$539	$562
Reclassification of ad valorem taxes	(65)	(45)
Oil, natural gas and NGL production, as currently reported	$474	$517
The corresponding amounts have been reflected in severance and ad valorem taxes for 2018 and 2017 as shown below:

	Years Ended December 31,
	2018	2017
	$ in millions
Production taxes, previously reported	$124	$89
Reclassification of ad valorem taxes	65	45
Severance and ad valorem taxes, as currently reported	$189	$134

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2.	Change in Accounting Principle
In the first quarter of 2019, we voluntarily changed our method of accounting for oil and natural gas exploration and development activities from the full cost method to the successful efforts method. Accordingly, financial information for prior periods presented herein has been recast to reflect retrospective application of the successful efforts method. In general, under the successful efforts method, exploration costs such as exploratory dry holes, exploratory geophysical and geological costs, delay rentals, unproved leasehold impairments and exploration overhead are charged against earnings as incurred, versus being capitalized under the full cost method of accounting. The successful efforts method also provides for the assessment of potential property impairments by comparing the net carrying value of oil and natural gas properties to associated projected undiscounted pre-tax future net cash flows. If the expected undiscounted pre-tax future net cash flows are lower than the unamortized capitalized costs, the capitalized costs are reduced to fair value. Under the full cost method of accounting, a write-down would be required if the net carrying value of oil and natural gas properties exceeds a full cost ceiling using an unweighted arithmetic average of commodity prices in effect on the first day of each of the previous 12 months. In addition, gains or losses, if applicable, are generally recognized on the disposition of oil and natural gas property and equipment under the successful efforts method, as opposed to an adjustment to the net carrying value of the assets remaining under the full cost method. Our consolidated financial statements have been recast to reflect these differences.
The following tables present the effects of the change to the successful efforts method of accounting in the consolidated balance sheets:

	December 31, 2019
CONSOLIDATED BALANCE SHEETS	Under Full Cost	Adjustment	As Reported Under Successful Efforts
	($ in millions except per share data)
Proved oil and natural gas properties ($488 and $755 attributable to our VIE)	$75,148	$(44,383)	$30,765
Unproved properties	$3,203	$(1,030)	$2,173
Total Property and Equipment, at Cost	$80,161	$(45,413)	$34,748
Less: accumulated depreciation, depletion and amortization (($468) and ($713) attributable to our VIE)	$(66,626)	$46,624	$(20,002)
Total Property and Equipment, Net	$13,545	$1,211	$14,756
Total Assets	$14,982	$1,211	$16,193
Other current liabilities	$1,377	$55	$1,432
Total Current Liabilities	$2,337	$55	$2,392
Other long-term liabilities	$116	$9	$125
Total Long-Term Liabilities	$9,391	$9	$9,400
Accumulated deficit	$(15,451)	$1,231	$(14,220)
Total Chesapeake Stockholders’ Equity	$3,133	$1,231	$4,364
Noncontrolling interests	$121	$(84)	$37
Total Equity	$3,254	$1,147	$4,401
Total Liabilities and Equity	$14,982	$1,211	$16,193

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2018
CONSOLIDATED BALANCE SHEETS	As Reported Under Full Cost	Adjustment	As Reported Under Successful Efforts
	($ in millions except per share data)
Proved oil and natural gas properties ($488 and $755 attributable to our VIE)	$69,642	$(44,235)	$25,407
Unproved properties	$2,337	$(776)	$1,561
Total Property and Equipment, at Cost	$73,700	$(45,011)	$28,689
Less: accumulated depreciation, depletion and amortization (($461) and ($707) attributable to our VIE)	$(64,685)	$46,799	$(17,886)
Total Property and Equipment, Net	$9,030	$1,788	$10,818
Total Assets	$10,947	$1,788	$12,735
Other current liabilities	$1,540	$59	$1,599
Total Current Liabilities	$2,828	$59	$2,887
Other long-term liabilities	$156	$63	$219
Total Long-Term Liabilities	$7,652	$63	$7,715
Accumulated deficit	$(15,660)	$1,748	$(13,912)
Total Chesapeake Stockholders’ Equity	$344	$1,748	$2,092
Noncontrolling interests	$123	$(82)	$41
Total Equity	$467	$1,666	$2,133
Total Liabilities and Equity	$10,947	$1,788	$12,735

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables present the effects of the change to the successful efforts method of accounting in the consolidated statements of operations:

	Year Ended December 31, 2019
CONSOLIDATED STATEMENTS OF OPERATIONS	Under Full Cost	Adjustment	As Reported Under Successful Efforts
	($ in millions except per share data)
Other revenues	$—	$63	$63
Gain on sale of assets	$—	$43	$43
Total revenues	$8,489	$106	$8,595
Exploration expense	$—	$84	$84
General and administrative	$258	$57	$315
Depreciation, depletion and amortization	$1,616	$648	$2,264
Gain on sale of oil and natural gas properties	$(15)	$15	$—
Impairments	$344	$(333)	$11
Other operating expense	$94	$(2)	$92
Total operating expenses	$8,157	$469	$8,626
Income (loss) from operations	$332	$(363)	$(31)
Interest expense	$(487)	$(164)	$(651)
Other income	$31	$8	$39
Total other expense	$(452)	$(156)	$(608)
Loss before income taxes	$(120)	$(519)	$(639)
Net income (loss)	$211	$(519)	$(308)
Net income attributable to noncontrolling interest	$(2)	$2	$—
Net income (loss) attributable to Chesapeake	$209	$(517)	$(308)
Net income (loss) available to common stockholders	$101	$(517)	$(416)
Earnings (loss) per common share basic	$0.06	$(0.31)	$(0.25)
Earnings (loss) per common share diluted	$0.06	$(0.31)	$(0.25)

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended December 31, 2018
CONSOLIDATED STATEMENTS OF OPERATIONS	As Reported Under Full Cost	Adjustment	As Reported Under Successful Efforts
	($ in millions except per share data)
Other revenues	$—	$63	$63
Loss on sale of assets	$—	$(264)	$(264)
Total revenues	$10,231	$(201)	$10,030
Exploration expense	$—	$162	$162
General and administrative	$280	$55	$335
Depreciation, depletion and amortization	$1,145	$592	$1,737
Loss on sale of oil and natural gas properties	$578	$(578)	$—
Impairments	$53	$78	$131
Other operating expenses	$10	$(10)	$—
Total operating expenses	$9,349	$299	$9,648
Income from operations	$882	$(500)	$382
Interest expense	$(487)	$(146)	$(633)
Other income	$70	$(3)	$67
Total other expense	$(15)	$(149)	$(164)
Income before income taxes	$867	$(649)	$218
Net income	$877	$(649)	$228
Net income attributable to noncontrolling interest	$(4)	$2	$(2)
Net income attributable to Chesapeake	$873	$(647)	$226
Earnings allocated to participating securities	$(6)	$5	$(1)
Net income available to common stockholders	$775	$(642)	$133
Earnings per common share basic	$0.85	$(0.70)	$0.15
Earnings per common share diluted	$0.85	$(0.70)	$0.15

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended December 31, 2017
CONSOLIDATED STATEMENTS OF OPERATIONS	As Reported Under Full Cost	Adjustment	As Reported Under Successful Efforts
	($ in millions except per share data)
Other revenues	$—	$67	$67
Gain on sales of assets	$—	$476	$476
Total revenues	$9,496	$543	$10,039
Exploration expense	$—	$235	$235
General and administrative	$262	$71	$333
Depreciation, depletion and amortization	$995	$702	$1,697
Impairments	$5	$809	$814
Other operating expenses	$413	$3	$416
Total operating expenses	$8,357	$1,820	$10,177
Income (loss) from operations	$1,139	$(1,277)	$(138)
Interest expense	$(426)	$(175)	$(601)
Other income	$9	$(3)	$6
Total other expense	$(184)	$(178)	$(362)
Income (loss) before income taxes	$955	$(1,455)	$(500)
Net income (loss)	$953	$(1,455)	$(502)
Net income attributable to noncontrolling interest	$(4)	$1	$(3)
Net income (loss) attributable to Chesapeake	$949	$(1,454)	$(505)
Earnings allocated to participating securities	$(10)	$10	$—
Net income (loss) available to common stockholders	$813	$(1,444)	$(631)
Earnings (loss) per common share basic	$0.90	$(1.60)	$(0.70)
Earnings (loss) per common share diluted	$0.90	$(1.60)	$(0.70)

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables present the effects of the change to the successful efforts method of accounting in the consolidated statements of comprehensive income:

	Year Ended December 31, 2019
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME	Under Full Cost	Adjustment	As Reported Under Successful Efforts
	($ in millions except per share data)
Net income (loss)	$211	$(519)	$(308)
Comprehensive income (loss)	$246	$(519)	$(273)
Comprehensive income attributable to noncontrolling interests	$(2)	$2	$—
Comprehensive income (loss) attributable to Chesapeake	$244	$(517)	$(273)

	Year Ended December 31, 2018
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME	As Reported Under Full Cost	Adjustment	As Reported Under Successful Efforts
	($ in millions except per share data)
Net income	$877	$(649)	$228
Comprehensive income	$911	$(649)	$262
Comprehensive income attributable to noncontrolling interests	$(4)	$2	$(2)
Comprehensive income attributable to Chesapeake	$907	$(647)	$260

	Year Ended December 31, 2017
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME	As Reported Under Full Cost	Adjustment	As Reported Under Successful Efforts
	($ in millions except per share data)
Net income (loss)	$953	$(1,455)	$(502)
Comprehensive income (loss)	$992	$(1,455)	$(463)
Comprehensive income attributable to noncontrolling interests	$(4)	$1	$(3)
Comprehensive income (loss) attributable to Chesapeake	$988	$(1,454)	$(466)

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables present the effects of the change to the successful efforts method of accounting in the consolidated statements of cash flows:

	Year Ended December 31, 2019
CONSOLIDATED STATEMENTS OF CASH FLOWS	Under Full Cost	Adjustment	As Reported Under Successful Efforts
	($ in millions except per share data)
Net income (loss)	$211	$(519)	$(308)
Depreciation, depletion and amortization	$1,616	$648	$2,264
Gain on sale of oil and gas properties	$(15)	$15	$—
Gain on sales of assets	$—	$(43)	$(43)
Impairments	$344	$(333)	$11
Exploratory dry hole expense and leasehold impairments	$—	$49	$49
Other	$(2)	$(2)	$(4)
(Decrease) increase in accounts payable, accrued liabilities and other	$(567)	$(63)	$(630)
Net cash provided by operating activities	$1,871	$(248)	$1,623
Drilling and completion costs	$(2,260)	$80	$(2,180)
Acquisition of proved and unproved properties	$(203)	$168	$(35)
Net cash used by investing activities	$(2,728)	$248	$(2,480)

	Year Ended December 31, 2018
CONSOLIDATED STATEMENTS OF CASH FLOWS	As Reported Under Full Cost	Adjustment	As Reported Under Successful Efforts
	($ in millions except per share data)
Net income	$877	$(649)	$228
Depreciation, depletion and amortization	$1,145	$592	$1,737
Loss on sale of oil and gas properties	$578	$(578)	$—
Losses on sales of assets	$—	$264	$264
Impairments	$53	$78	$131
Exploratory dry hole expense and leasehold impairments	$—	$96	$96
Other	$(108)	$(10)	$(118)
Increase in accounts payable, accrued liabilities and other	$138	$(63)	$75
Net cash provided by operating activities	$2,000	$(270)	$1,730
Drilling and completion costs	$(1,958)	$110	$(1,848)
Acquisition of proved and unproved properties	$(288)	$160	$(128)
Net cash provided by investing activities	$185	$270	$455

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended December 31, 2017
CONSOLIDATED STATEMENTS OF CASH FLOWS	As Reported Under Full Cost	Adjustment	As Reported Under Successful Efforts
	($ in millions except per share data)
Net income (loss)	$953	$(1,455)	$(502)
Depreciation, depletion and amortization	$995	$702	$1,697
Gains on sales of assets	$—	$(476)	$(476)
Impairments	$5	$809	$814
Exploratory dry hole expense and leasehold impairments	$—	$214	$214
Other	$(135)	$3	$(132)
Decrease in accounts payable, accrued liabilities and other	$(308)	$(67)	$(375)
Net cash provided by operating activities	$745	$(270)	$475
Drilling and completion costs	$(2,186)	$73	$(2,113)
Acquisition of proved and unproved properties	$(285)	$197	$(88)
Net cash used in investing activities	$(1,188)	$270	$(918)

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables present the effects of the change to the successful efforts method of accounting in the consolidated statements of stockholders’ equity:

	Year Ended December 31, 2019
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	Under Full Cost	Adjustment	As Reported Under Successful Efforts
	($ in millions except per share data)
Accumulated deficit, beginning of period	$(15,660)	$1,748	$(13,912)
Net income (loss) attributable to Chesapeake	$209	$(517)	$(308)
Accumulated deficit, end of period	$(15,451)	$1,231	$(14,220)
Total Chesapeake stockholders’ equity	$3,133	$1,231	$4,364
Noncontrolling interests, beginning of period	$123	$(82)	$41
Net income attributable to noncontrolling interests	$2	$(2)	$—
Noncontrolling interests, end of period	$121	$(84)	$37
Total equity	$3,254	$1,147	$4,401

	Year Ended December 31, 2018
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	As Reported Under Full Cost	Adjustment	As Reported Under Successful Efforts
	($ in millions except per share data)
Accumulated deficit, beginning of period	$(16,525)	$2,395	$(14,130)
Net income attributable to Chesapeake	$873	$(647)	$226
Accumulated deficit, end of period	$(15,660)	$1,748	$(13,912)
Total Chesapeake stockholders’ equity	$344	$1,748	$2,092
Noncontrolling interests, beginning of period	$124	$(80)	$44
Net income attributable to noncontrolling interests	$4	$(2)	$2
Noncontrolling interests, end of period	$123	$(82)	$41
Total equity	$467	$1,666	$2,133

	Year Ended December 31, 2017
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	As Reported Under Full Cost	Adjustment	As Reported Under Successful Efforts
	($ in millions except per share data)
Accumulated deficit, beginning of period	$(17,474)	$3,849	$(13,625)
Net income (loss) attributable to Chesapeake	$949	$(1,454)	$(505)
Accumulated deficit, end of period	$(16,525)	$2,395	$(14,130)
Total Chesapeake stockholders’ equity (deficit)	$(496)	$2,395	$1,899
Noncontrolling interests, beginning of period	$128	$(79)	$49
Net income attributable to noncontrolling interests	$4	$(1)	$3
Noncontrolling interests, end of period	$124	$(80)	$44
Total equity (deficit)	$(372)	$2,315	$1,943

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3.	Oil and Natural Gas Property Transactions
WildHorse Acquisition
On February 1, 2019, we acquired WildHorse Resource Development Corporation (“WildHorse”), an oil and gas company with operations in the Eagle Ford Shale and Austin Chalk formations in southeast Texas for approximately 717.4 million shares of our common stock and $381 million in cash. We funded the cash portion of the consideration through borrowings under the Chesapeake revolving credit facility. In connection with the closing, we acquired all of WildHorse’s debt. See Note 5 for additional information on the acquired debt.
Purchase Price Allocation
We have accounted for the acquisition of WildHorse and its corresponding merger (the “Merger”) with and into our wholly owned subsidiary, Brazos Valley Longhorn, L.L.C. (“Brazos Valley Longhorn” or “BVL”), as a business combination, using the acquisition method. The following table represents the final allocation of the total purchase price of WildHorse to the identifiable assets acquired and the liabilities assumed based on the fair values as of the acquisition date.

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

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The fair values of assets acquired and liabilities assumed were based on the following key inputs:
 Oil and Natural Gas Properties
 For the acquisition of WildHorse, we applied applicable guidance, under which an acquirer should recognize the identifiable assets acquired and the liabilities assumed on the acquisition date at fair value. The fair value estimate of proved and unproved oil and natural gas properties as of the acquisition date was based on estimated oil and natural gas reserves and related future net cash flows discounted using a weighted average cost of capital, including estimates of future production rates and future development costs. We utilized a combination of the NYMEX strip pricing and consensus pricing to value the reserves. Our estimates of commodity prices for purposes of determining discounted cash flows ranged from a 2019 price of $56.33 per barrel of oil increasing to a 2023 price of $61.17 per barrel of oil. Similarly, natural gas prices ranged from a 2019 price of $2.82 per mmbtu then increasing to a 2023 price of $3.00 per mmbtu. Both oil and natural gas commodity prices were held flat after 2023 and adjusted for inflation. We then applied various discount rates depending on the classification of reserves and other risk characteristics. Management utilized the assistance of a third-party valuation expert to estimate the value of the oil and natural gas properties acquired. Additionally, the estimated fair value estimate of proved and unproved oil and natural gas properties was corroborated by utilizing the market approach which considers recent comparable transactions for similar assets.
 The inputs used to value oil and natural gas properties require significant judgment and estimates made by management and represent Level 3 inputs.
 Financial Instruments and Other
 The fair value measurements of long-term debt were estimated based on a market approach using estimates provided by an independent investment data services firm and represent Level 2 inputs.
Deferred Income Taxes
For federal income tax purposes, the WildHorse acquisition qualified as a tax-free merger, as a result, we acquired carryover tax basis in WildHorse’s assets and liabilities. Deferred tax liabilities and assets were recorded for differences between the purchase price allocated to the assets acquired and liabilities assumed based on the fair value and the carryover tax basis. See Note 10 for further discussion of deferred income taxes.
WildHorse Revenues and Expenses Subsequent to Acquisition
We included in our consolidated statements of operations revenues of $752 million, direct operating expenses of $810 million, including depreciation, depletion and amortization, and other expense of $83 million related to the WildHorse business for the period from February 1, 2019 to December 31, 2019.
Pro Forma Financial Information
The following unaudited pro forma financial information for the years ended December 31, 2019 and 2018, respectively, is based on our historical consolidated financial statements adjusted to reflect as if the WildHorse acquisition had occurred on January 1, 2018. The information below reflects pro forma adjustments based on available information and certain assumptions that we believe are reasonable, including adjustments to conform the classification of expenses in WildHorse’s statements of operations to our classification for similar expenses and the estimated tax impact of pro forma adjustments.

	Years Ended December 31,
	2019	2018
	($ in millions except per share data)
Revenues	$8,587	$11,211
Net income (loss) available to common stockholders	$(431)	$195
Earnings (loss) per common share:
Basic	$(0.26)	$0.12
Diluted	$(0.26)	$0.12

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

This unaudited pro forma information has been derived from historical information. The unaudited pro forma financial information is not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of the periods presented, nor is it necessarily indicative of future results.
2019 Transactions
In 2019, we received proceeds of approximately $130 million, net of post-closing adjustments, and recognized a gain of approximately $46 million, primarily for the sale of non-core oil and natural gas properties.
2018 Transactions
We sold all of our approximately 1,500,000 gross (900,000 net) acres in Ohio, of which approximately 320,000 net acres are prospective for the Utica Shale with approximately 920 producing wells, along with related property and equipment for net proceeds of $1.868 billion to Encino, with additional contingent payments to us of up to $100 million comprised of $50 million in consideration in each case if, on or prior to December 31, 2019, there is a period of twenty (20) trading days out of a period of thirty (30) consecutive trading days where (i) the average of the NYMEX natural gas strip prices for the months comprising the year 2022 equals or exceeds $3.00/mmbtu as calculated pursuant to the purchase agreement, and (ii) the average of the NYMEX natural gas strip prices for the months comprising the year 2023 equals or exceeds $3.25/mmbtu as calculated pursuant to the purchase agreement. We recognized a loss of approximately $273 million associated with the transaction.
In 2018, we sold portions of our acreage, producing properties and other related property and equipment in the Mid-Continent, including our Mississippian Lime assets, for approximately $491 million, subject to certain customary closing adjustments. Included in the sales were approximately 238,500 net acres and interests in approximately 3,200 wells. We recognized a gain of approximately $12 million associated with the transactions. Also, in 2018, we received proceeds of approximately $37 million subject to customary closing adjustments, for the sale of other oil and natural gas properties covering various operating areas.
2017 Transactions
We sold portions of our acreage and producing properties in our Haynesville Shale operating area in northern Louisiana for approximately $915 million, subject to certain customary closing adjustments, and recognized a gain of approximately $326 million. Included in the sales were approximately 119,500 net acres and interests in 576 wells that were producing approximately 80 mmcf of gas per day at the time of closing. Also, in 2017, we received proceeds of approximately $350 million, net of post-closing adjustments, for the sale of other oil and natural gas properties covering various operating areas.

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
Shares of common stock for the following securities were excluded from the calculation of diluted EPS as the effect was antidilutive.

	Years Ended December 31,
	2019	2018	2017
	(in millions)
Common stock equivalent of our preferred stock outstanding	58	60	60
Common stock equivalent of our convertible senior notes outstanding	124	146	146
Common stock equivalent of our preferred stock outstanding prior to exchange	1	—	1
Participating securities	—	1	1

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5.	Debt
Our long-term debt consisted of the following as of December 31, 2019 and 2018:

	December 31, 2019		December 31, 2018
	Principal Amount	Carrying Amount	Principal Amount	Carrying Amount
	($ in millions)
Revolving credit facility	$1,590	$1,590	$419	$419
Term loan due 2024	1,500	1,470	—	—
11.5% senior secured second lien notes due 2025	2,330	3,248	—	—
Floating rate senior notes due 2019	—	—	380	380
6.625% senior notes due 2020(a)	208	208	437	437
6.875% senior notes due 2020	93	93	227	227
6.125% senior notes due 2021	167	167	548	548
5.375% senior notes due 2021	127	127	267	267
4.875% senior notes due 2022(a)	338	338	451	451
5.75% senior notes due 2023(a)	209	209	338	338
7.00% senior notes due 2024	624	624	850	850
6.875% senior notes due 2025(b)	2	2	—	—
8.00% senior notes due 2025	246	245	1,300	1,291
5.5% convertible senior notes due 2026(c)(d)(e)	1,064	765	1,250	866
7.5% senior notes due 2026	119	119	400	400
8.00% senior notes due 2026	46	44	—	—
8.00% senior notes due 2027	253	253	1,300	1,299
2.25% contingent convertible senior notes due 2038(c)	—	—	1	1
Debt issuance costs	—	(44)	—	(53)
Interest rate derivatives	—	—	—	1
Total debt, net	8,916	9,458	8,168	7,722
Less current maturities of long-term debt, net(f)	(385)	(385)	(381)	(381)
Total long-term debt, net	$8,531	$9,073	$7,787	$7,341
___________________________________________

(a)
In December 2019, we entered into a purchase and sale agreement to acquire $101 million principal amount of our 6.625% Senior Notes due 2020, 4.875% Senior Notes due 2022 and 5.75% Senior Notes due 2023. During the first quarter of 2020, we repurchased the senior notes.

(b)
On February 1, 2019, we acquired the debt of WildHorse which consisted of 6.875% Senior Notes due 2025 and a revolving credit facility and in December 2019 we extinguished the debt with proceeds from a term loan issuance. See further discussion below.

(c)
We are required to account for the liability and equity components of our convertible debt instruments separately and to reflect interest expense through the first demand repurchase date, as applicable, at the interest rate of similar nonconvertible debt at the time of issuance. The applicable rates for our 5.5% Convertible Senior Notes due 2026 and our 2.25% Contingent Convertible Senior Notes due 2038 are 11.5% and 8.0%, respectively.

(d)	The conversion and redemption provisions of our convertible senior notes are as follows:
Optional Conversion by Holders. Prior to maturity under certain circumstances and at the holder’s option, the notes are convertible. The notes may be converted into cash, our common stock, or a combination of cash and common stock, at our election. One triggering circumstance is when the price of our common stock exceeds

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

a threshold amount during a specified period in a fiscal quarter. Convertibility based on common stock price is measured quarterly. During the fourth quarter of 2019, the price of our common stock was below the threshold level and, as a result, the holders do not have the option to convert their notes in the first quarter of 2020 under this provision. The notes are also convertible, at the holder’s option, during specified five-day periods if the trading price of the notes is below certain levels determined by reference to the trading price of our common stock. The notes were not convertible under this provision during the year ended December 31, 2019. Upon conversion of a convertible senior note, the holder will receive cash, common stock or a combination of cash and common stock, at our election, according to the conversion rate specified in the indenture.
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
Holders’ Demand Repurchase Rights. The holders of our convertible senior notes may require us to repurchase, in cash, all or a portion of their notes at 100% of the principal amount of the notes upon certain defined fundamental changes.

(e)
The carrying amounts as of December 31, 2019 and 2018, are reflected net of discounts of $299 million and $384 million, respectively, associated with the equity component of our convertible senior notes. This amount is being amortized based on the effective yield method through the first demand repurchase date as applicable.

(f)
As of December 31, 2019, net current maturities of long-term debt includes our 6.625% Senior Notes due August 2020 and our 6.875% Senior Notes due November 2020. As of December 31, 2018, net current maturities of long-term debt includes our Floating Rate Senior Notes due April 2019 and our 2.25% Contingent Convertible Senior Notes due 2038.

Debt maturities for the next five years and thereafter are as follows:

Principal Amount of Debt Securities
($ in millions)
2020	$385
2021	294
2022	289
2023	1,764
2024	2,124
Thereafter	4,060
Total	$8,916

Debt Issuances and Retirements 2019
Term Loan. In December 2019, we entered into a secured 4.5-year term loan facility in an aggregate principal amount of $1.5 billion for net proceeds of approximately $1.455 billion. Our obligations under the new facility are unconditionally guaranteed on a joint and several basis by the same subsidiaries that guarantee our revolving credit facility and second lien notes (including BVL and its subsidiaries) and are secured by first-priority liens on the same collateral securing our revolving credit facility (with a position in the collateral proceeds waterfall junior to the revolving credit facility). The term loan bears interest at a rate of London Interbank Offered Rate (LIBOR) plus 8.00% per annum, subject to a 1.00% LIBOR floor, or the Alternative Base Rate (ABR) plus 7.00% per annum, subject to a 2.00% ABR floor, at our option. The loan was made at 98% of par. We used the net proceeds to finance tender offers for our unsecured BVL senior notes and to repay amounts outstanding under our BVL revolving credit facility. We recorded an aggregate net gain of approximately $4 million associated with the retirement of our BVL senior notes and the BVL revolving credit facility.
The term loan matures in June 2024 and voluntary prepayments are subject to a make-whole premium prior to the 18-month anniversary of the closing of the term loan, a premium to par of 5.00% from the 18-month anniversary until but excluding the 30-month anniversary, a premium to par of 2.5% from the 30-month anniversary until but excluding

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

the 42-month anniversary and at par beginning on the 42-month anniversary. The term loan may be subject to mandatory prepayments and offers to prepay with net cash proceeds of certain issuances of debt, certain asset sales and other dispositions of collateral and upon a change of control.
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
Senior Secured Second Lien Notes. In December 2019, we completed private offers to exchange newly issued 11.5% Senior Secured Second Lien Notes due 2025 (the “Second Lien Notes”) for the following outstanding senior unsecured notes (the “Existing Notes”):

Notes Exchanged
($ in millions)
7.00% senior notes due 2024	$226
8.00% senior notes due 2025	999
8.00% senior notes due 2026	873
7.5% senior notes due 2026	281
8.00% senior notes due 2027	837
Total	$3,216
The Second Lien Notes are secured second lien obligations and are contractually junior to our current and future secured first lien indebtedness, including indebtedness incurred under our revolving credit facility and term loan facility, to the extent of the value of the collateral securing such indebtedness, effectively senior to all of our existing and future unsecured indebtedness, including our outstanding senior notes, to the extent of the value of the collateral, and senior to any future subordinated indebtedness that we may incur. We have the option to redeem the Second Lien Notes, in whole or in part, at specified make-whole or redemption prices. Our Second Lien Notes are governed by an indenture containing covenants that may limit our ability and our subsidiaries’ ability to create liens securing certain indebtedness, make certain restricted payments, enter into certain sale-leaseback transactions, consolidate, merge or transfer assets and dispose of certain collateral and use proceeds from dispositions of certain collateral. As a holding company, Chesapeake owns no operating assets and has no significant operations independent of its subsidiaries. Chesapeake’s obligations under the Second Lien Notes are jointly and severally, fully and unconditionally guaranteed by the same subsidiaries that guarantee our revolving credit facility and term loan facility (including BVL and its subsidiaries). See Note 25 for condensed consolidating financial information regarding our guarantor and non-guarantor subsidiaries.
The exchanges of the Existing Notes (with a carrying value of $3.152 billion) for $2.210 billion of Second Lien Notes, were accounted for as a troubled debt restructuring (“TDR”). For the majority of the notes in this exchange, the future undiscounted cash flows were greater than the net carrying value of the original debt, no gain was recognized and a new effective interest rate was established based on the carrying value of the original debt. The amount of the extinguished debt will be amortized over the life of the notes as a reduction to interest expense. As a result, our reported interest expense will be significantly less than the contractual interest payments throughout the term of the Second Lien Notes.
In a subsequent transaction in December 2019, we issued an additional $120 million of 11.5% Senior Secured Second Lien Notes due 2025 pursuant to a private offering, at 89.75% of par. Additionally, in December 2019, we entered into a purchase and sale agreement with the same counterparty to acquire $101 million principal amount of our 6.625% Senior Notes due 2020, 4.875% Senior Notes due 2022 and 5.75% Senior Notes due 2023 at a discount. During the first quarter of 2020, we repurchased the senior notes.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Exchanges of Senior Notes for Common Stock. We privately negotiated exchanges of approximately $507 million principal amount of our outstanding senior notes for 235,563,519 shares of common stock and $186 million principal amount of our outstanding convertible senior notes for 73,389,094 shares of common stock. We recorded an aggregate net gain of approximately $64 million associated with the exchanges.
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
Senior Notes and Convertible Senior Notes
Our senior notes and our convertible senior notes are unsecured senior obligations of Chesapeake and rank equally in right of payment with all of our other existing and future senior unsecured indebtedness and rank senior in right of payment to all of our future subordinated indebtedness. Our obligations under the senior notes and the convertible senior notes are jointly and severally, fully and unconditionally guaranteed by certain of our direct and indirect wholly owned subsidiaries. See Note 25 for consolidating financial information regarding our guarantor and non-guarantor subsidiaries.
We may redeem the senior notes, other than the convertible senior notes, at any time at specified make-whole or redemption prices. Our senior notes are governed by indentures containing covenants that may limit our ability and our subsidiaries’ ability to incur certain secured indebtedness, enter into sale-leaseback transactions, and consolidate, merge or transfer assets. The indentures governing the senior notes and the convertible senior notes do not have any financial or restricted payment covenants. Indentures for the senior notes and convertible senior notes have cross default provisions that apply to other indebtedness Chesapeake or any guarantor subsidiary may have from time to time with an outstanding principal amount of at least $50 million or $75 million, depending on the indenture.
Revolving Credit Facility
Our revolving credit facility matures in September 2023 and the current aggregate commitment of the lenders and borrowing base under the facility is $3.0 billion. The revolving credit facility provides for an accordion feature, pursuant to which the aggregate commitments thereunder may be increased to up to $4.0 billion from time to time, subject to agreement of the participating lenders and certain other customary conditions. Scheduled borrowing base redeterminations will continue to occur semiannually. Our next borrowing base redetermination is scheduled for the second quarter of 2020. As of December 31, 2019, we had outstanding borrowings of $1.590 billion under our revolving credit facility and had used $59 million for various letters of credit.
Borrowings under our revolving credit facility bear interest at an alternative base rate (ABR) or LIBOR, at our election, plus an applicable margin ranging from 1.50%-2.50% per annum for ABR loans and 2.50%-3.50% per annum for LIBOR loans, depending on the percentage of the borrowing base then being utilized.
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

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On December 3, 2019, we entered into the second amendment to our credit agreement. Among other things, the amendment (i) permitted the issuance of certain secured indebtedness with a lien priority or proceeds recovery behind the obligations under the credit agreement without a corresponding 25% reduction in the borrowing base under the credit agreement, if issued by the next scheduled redetermination of the borrowing base, (ii) increased the amount of indebtedness that can be secured on a pari passu first-lien basis with (and with recovery proceeds behind) the obligations under the credit agreement from $1 billion to $1.5 billion, (iii) increased the applicable margin as defined in the credit agreement on borrowings under the credit agreement by 100 basis points, (iv) requires liquidity of at least $250 million at all times, (v) for each fiscal quarter commencing with the fiscal quarter ending December 31, 2019, replaced the secured leverage ratio financial covenant with a requirement that the first lien secured leverage ratio not exceed 2.50 to 1 as of the end of such fiscal quarter, (vi) increased the maximum permitted leverage ratio as of the end of each fiscal quarter to 4.50 to1 through the fiscal quarter ending December 31, 2021, with step-downs to 4.25 to 1 for the fiscal quarter ending March 31, 2022 and to 4.00 to 1 for each fiscal quarter ending thereafter, and (vii) required that we use the aggregate net cash proceeds of certain asset sales in excess of $50 million to prepay certain indebtedness and/or reduce commitments under our credit agreement, until the retirement of all of our senior notes maturing before September 12, 2023. On December 26, 2019, we entered into the third amendment to our credit agreement, which, among other things, permitted the issuance of certain secured indebtedness with a lien priority behind the obligations under the credit agreement without a corresponding 25% reduction in the borrowing base under the credit agreement, if issued by December 31, 2019 and issued in exchange for, or the proceeds used to refinance, our senior notes.
As of December 31, 2019, we were in compliance with all applicable financial covenants under the credit agreement and we were able to borrow up to the full availability under our revolving credit facility.
Phase-Out of LIBOR
In July 2017, the UK's Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR as a benchmark by the end of 2021. At the present time, our revolving credit facility and our term loan have terms that extend beyond 2021. Our revolving credit facility and our term loan each provide for a mechanism to amend the underlying agreements to reflect the establishment of an alternate rate of interest upon the occurrence of certain events related to the phase-out of LIBOR. However, we have not yet pursued any technical amendment or other contractual alternative to our revolving credit facility or term loan to address this matter. We are currently evaluating the potential impact of the eventual replacement of the LIBOR interest rate.
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

	December 31, 2019		December 31, 2018
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		($ in millions)
Short-term debt (Level 1)	$385	$360	$381	$379
Long-term debt (Level 1)	$753	$622	$3,495	$3,173
Long-term debt (Level 2)	$8,320	$6,085	$3,846	$3,644

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6.	Contingencies and Commitments
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
On December 9, 2015, the Commonwealth of Pennsylvania, by the Office of Attorney General, filed a lawsuit in the Bradford County Court of Common Pleas related to royalty underpayment and lease acquisition and accounting practices with respect to properties in Pennsylvania. The lawsuit, which primarily relates to the Marcellus Shale and Utica Shale, alleges that we violated the Pennsylvania Unfair Trade Practices and Consumer Protection Law (UTPCPL) by making improper deductions and entering into arrangements with affiliates that resulted in underpayment of royalties. The lawsuit includes other UTPCPL claims and antitrust claims, including that a joint exploration agreement to which we are a party established unlawful market allocation for the acquisition of leases. The lawsuit seeks statutory restitution, civil penalties and costs, as well as a temporary injunction from exploration and drilling activities in Pennsylvania until restitution, penalties and costs have been paid, and a permanent injunction from further violations of the UTPCPL. We intend to vigorously defend these claims.
Putative statewide class actions in Pennsylvania and Ohio and purported class arbitrations in Pennsylvania have been filed on behalf of royalty owners asserting various claims for damages related to alleged underpayment of royalties as a result of the divestiture of substantially all of our midstream business and most of our gathering assets in 2012 and 2013. These cases include claims for violation of and conspiracy to violate the federal Racketeer Influenced and Corrupt Organizations Act and for an unlawful market allocation agreement for mineral rights, intentional interference with contractual relations, and violations of antitrust laws related to purported markets for gas mineral rights, operating rights and gas gathering sources. These lawsuits seek in aggregate compensatory, consequential, treble, and punitive damages, restitution and disgorgement of profits, declaratory and injunctive relief regarding our royalty payment practices, pre-and post-judgment interest, and attorney’s fees and costs. On December 20, 2017 and August 9, 2018, we reached tentative settlements to resolve substantially all Pennsylvania civil royalty cases for a total of approximately $36 million.
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

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The aggregate undiscounted commitments under our gathering, processing and transportation agreements, excluding any reimbursement from working interest and royalty interest owners, credits for third-party volumes or future costs under cost-of-service agreements, are presented below:

December 31, 2019
($ in millions)
2020	$1,136
2021	1,033
2022	913
2023	789
2024	690
2025 – 2034	3,479
Total	$8,040

In addition, we have entered into long-term agreements for certain natural gas gathering and related services within specified acreage dedication areas in exchange for cost-of-service based fees redetermined annually, or tiered fees based on volumes delivered relative to scheduled volumes. Future gathering fees may vary with the applicable agreement.
Service Contract
We have contracts with third-party contractors to provide maintenance and other services to generators and natural gas compressors. These commitments are not recorded as an obligation in the accompanying consolidated balance sheets. The aggregate undiscounted minimum future payments under these service contracts are detailed below.

December 31, 2019
($ in millions)
2020	$7
2021	7
2022	2
Total	$16

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

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7.	Other Liabilities
Other current liabilities as of December 31, 2019 and 2018 are detailed below:

	December 31,
	2019	2018
	($ in millions)
Revenues and royalties due others	$516	$687
Accrued drilling and production costs	326	258
Joint interest prepayments received	52	73
VPP deferred revenue(a)	55	59
Accrued compensation and benefits	156	202
Other accrued taxes	150	108
Other	177	212
Total other current liabilities	$1,432	$1,599

Other long-term liabilities as of December 31, 2019 and 2018 are detailed below:

	December 31,
	2019	2018
	($ in millions)
VPP deferred revenue(a)	$9	$63
Unrecognized tax benefits(b)	—	53
Other	116	103
Total other long-term liabilities	$125	$219
____________________________________________

(a)
At the inception of our volumetric production payment (VPP) agreements, we (i) removed the proved reserves associated with the VPP, (ii) recognized VPP proceeds as deferred revenue which are being amortized on a unit-of-production basis to other revenue over the term of the VPP, (iii) retained responsibility for the production costs and capital costs related to VPP interests and (iv) ceased recognizing production associated with the VPP volumes. The remaining deferred revenue balance will be recognized in other revenues in the consolidated statement of operations through February 2021, assuming the related VPP production volumes are delivered as scheduled.

(b)	The liability for unrecognized tax benefits was eliminated during the fourth quarter of 2019 as a result of a settlement.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8.	Leases
We are a lessee under various agreements for compressors, office space, vehicles and other equipment. As of December 31, 2019, these leases have remaining terms ranging from one month to seven years. Certain of our lease agreements include options to renew the lease, terminate the lease early or purchase the underlying asset at the end of the lease. We determine the lease term at the lease commencement date as the non-cancelable period of the lease, including options to extend or terminate the lease when we are reasonably certain to exercise the option. The company’s vehicles are the only leases with renewal options that we are reasonably certain to exercise. The renewals are reflected in the ROU asset and lease liability balances.
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
The following table presents our ROU assets and lease liabilities as of December 31, 2019.

	Finance	Operating
	($ in millions)
ROU assets	$17	$22

Lease liabilities:
Current lease liabilities	$9	$9
Long-term lease liabilities	9	16
Total lease liabilities	$18	$25

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Additional information for the Company’s operating and finance leases is presented below:

Year Ended December 31, 2019
Lease cost:	($ in millions)
Amortization of ROU assets	$8
Interest on lease liability	2
Finance lease cost	10
Operating lease cost	26
Short-term lease cost	112
Total lease cost	$148

Other information:
Operating cash outflows from finance lease	$2
Operating cash outflows from operating leases	$11
Investing cash outflows from operating leases	$127
Financing cash outflows from finance lease	$8

Weighted average remaining lease term - finance lease	2.00 years
Weighted average remaining lease term - operating leases	4.65 years
Weighted average discount rate - finance lease	7.50%
Weighted average discount rate - operating leases	4.85%

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Maturity analysis of finance lease liabilities and operating lease liabilities are presented below:

	December 31, 2019
	Finance Lease	Operating Leases
	($ in millions)
2020	$10	$10
2021	10	5
2022	—	4
2023	—	2
2024	—	2
Thereafter	—	5
Total lease payments	20	28
Less imputed interest	(2)	(3)
Present value of lease liabilities	18	25
Less current maturities	(9)	(9)
Present value of lease liabilities, less current maturities	$9	$16

The aggregate undiscounted minimum future lease payments under previous lease accounting standard, ASC 840, are presented below:

	December 31, 2018
	Capital Lease	Operating Leases
	($ in millions)
2019	$10	$3
2020	10	1
2021	10	—
Total minimum lease payments	$30	$4

9.	Revenue Recognition
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

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table shows revenue disaggregated by operating area and product type, for the years ended December 31, 2019 and 2018:

	Year Ended December 31, 2019
	Oil	Natural Gas	NGL	Total
	($ in millions)
Marcellus	$—	$856	$—	$856
Haynesville	—	620	—	620
Eagle Ford	1,289	153	119	1,561
Brazos Valley	721	32	16	769
Powder River Basin	369	77	32	478
Mid-Continent	164	44	25	233
Revenue from contracts with customers	2,543	1,782	192	4,517
Gains (losses) on oil, natural gas and NGL derivatives	(212)	217	—	5
Oil, natural gas and NGL revenue	$2,331	$1,999	$192	$4,522

Marketing revenue from contracts with customers	$2,473	$900	$246	$3,619
Other marketing revenue	311	41	—	352
Losses on marketing derivatives	—	(4)	—	(4)
Marketing revenue	$2,784	$937	$246	$3,967

	Year Ended December 31, 2018
	Oil	Natural Gas	NGL	Total
	($ in millions)
Marcellus	$—	$924	$—	$924
Haynesville	2	836	—	838
Eagle Ford	1,514	173	185	1,872
Powder River Basin	244	68	38	350
Mid-Continent	246	84	55	385
Utica	195	401	224	820
Revenue from contracts with customers	2,201	2,486	502	5,189
Gains (losses) on oil, natural gas and NGL derivatives	124	(147)	(11)	(34)
Oil, natural gas and NGL revenue	$2,325	$2,339	$491	$5,155

Marketing revenue from contracts with customers	$2,740	$1,194	$456	$4,390
Other marketing revenue	457	222	—	679
Gains on marketing derivatives	—	7	—	7
Marketing revenue	$3,197	$1,423	$456	$5,076

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Accounts Receivable
Accounts receivable as of December 31, 2019 and 2018 are detailed below:

	December 31,
	2019	2018
	($ in millions)
Oil, natural gas and NGL sales	$737	$976
Joint interest billings	200	211
Other	74	77
Allowance for doubtful accounts	(21)	(17)
Total accounts receivable, net	$990	$1,247

10.	Income Taxes
The components of the income tax provision (benefit) for each of the periods presented below are as follows:

	Years Ended December 31,
	2019	2018	2017
	($ in millions)
Current
Federal	$—	$—	$(14)
State	(26)	—	5
Current Income Taxes	(26)	—	(9)
Deferred
Federal	(297)	3	13
State	(8)	(13)	(2)
Deferred Income Taxes	(305)	(10)	11
Total	$(331)	$(10)	$2

The income tax expense (benefit) reported in our consolidated statement of operations is different from the federal income tax expense (benefit) computed using the federal statutory rate for the following reasons:

	Years Ended December 31,
	2019	2018	2017
	($ in millions)
Income tax expense (benefit) at the federal statutory rate (21%, 21%, 35%)	$(134)	$45	$(175)
State income taxes (net of federal income tax benefit)	(21)	27	5
Partial release of valuation allowance due to the WildHorse Merger	(314)	—	—
Remeasurement of deferred tax assets and liabilities	—	—	931
Change in valuation allowance excluding impact of WildHorse Merger	114	(97)	(771)
Other	24	15	12
Total	$(331)	$(10)	$2

We applied the guidance in SAB 118 when accounting for the enactment-date effect of the tax reform legislation commonly known as the Tax Cuts and Jobs Act, which was signed into law on December 22, 2017 (the “Tax Act”). At December 31, 2017, we had not completed our accounting for all of the enactment-date income tax effects of the Tax Act under ASC 740, Income Taxes, for certain items as we were waiting on additional guidance to be issued. At December 31, 2018, we had completed our accounting for all of the enactment-date income tax effects of the Tax Act. The adjustments made during 2018 were considered immaterial but nevertheless are included as a component of income tax expense (benefit) in our consolidated statement of operations for the year ended December 31, 2018, which is fully offset with an adjustment to the valuation allowance against our net deferred tax asset position.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We reassessed the realizability of our deferred tax assets and continue to maintain a full valuation allowance against our net deferred tax asset positions for federal and state purposes with the exception of Texas. Texas is currently in a net deferred tax liability position. Of the $206 million net decrease in our valuation allowance, $200 million is reflected as a component of income tax benefit in our consolidated statement of operations for the year ended December 31, 2019. This decrease in the valuation allowance is primarily due to the partial release of the valuation allowance associated with the WildHorse Merger.
Deferred income taxes are provided to reflect temporary differences in the tax basis of assets and liabilities and their reported amounts in the financial statements. The tax-effected temporary differences, NOL carryforwards and disallowed business interest carryforwards that comprise our deferred income taxes are as follows:

	December 31,
	2019	2018
	($ in millions)
Deferred tax liabilities:
Property, plant and equipment	$(546)	$(976)
Volumetric production payments	(89)	(86)
Carrying value of debt	—	(95)
Derivative instruments	(14)	(56)
Other	(5)	(7)
Deferred tax liabilities	(654)	(1,220)

Deferred tax assets:
Net operating loss carryforwards	1,971	2,737
Carrying value of debt	169	—
Disallowed business interest carryforward	25	194
Asset retirement obligations	50	40
Investments	83	111
Accrued liabilities	64	89
Other	87	60
Deferred tax assets	2,449	3,231
Valuation allowance	(1,805)	(2,011)
Deferred tax assets after valuation allowance	644	1,220
Net deferred tax liability	$(10)	$—
As of December 31, 2019, we had federal NOL carryforwards of approximately $7.582 billion and state NOL carryforwards of approximately $6.844 billion. The associated deferred tax assets related to these federal and state NOL carryforwards were $1.592 billion and $379 million, respectively. The federal NOL carryforwards generated in tax years prior to 2018 expire between 2033 and 2037. As a result of the Tax Act, the 2018 federal NOL carryforward has no expiration. The value of all of these carryforwards depends on our ability to generate future taxable income.
As of December 31, 2019, and 2018, we had deferred tax assets of $2.449 billion and $3.231 billion upon which we had a valuation allowance of $1.805 billion and $2.011 billion, respectively. Of the net change in the valuation allowance of $206 million for both federal and state deferred tax assets, $200 million is reflected as a component of income tax benefit in the consolidated statement of operations and the remainder is reflected in components of stockholders’ equity.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A valuation allowance against deferred tax assets, including NOL carryforwards and disallowed business interest carryforwards, is recognized when it is more likely than not that all or some portion of the benefit from the deferred tax assets will not be realized. To assess that likelihood, we use estimates and judgment regarding our future taxable income, and we consider the tax consequences in the jurisdiction where such taxable income is generated, to determine whether a valuation allowance is required. Such evidence can include our current financial position, our results of operations, both actual and forecasted, the reversal of existing taxable temporary differences, tax planning strategies, as well as the current and forecasted business economics of our industry. Management assesses all available evidence, both positive and negative, to estimate whether sufficient future taxable income will be generated to permit the use of deferred tax assets. A significant piece of objectively verifiable negative evidence is the cumulative loss incurred over the three-year period ended December 31, 2019. Such objective negative evidence limits our ability to consider various forms of subjective positive evidence, such as any projections for future income. Accordingly, management has not changed its judgment for the period ended December 31, 2019 with respect to the need for a full valuation allowance against our net deferred tax asset positions for federal and state purposes with the exception of Texas. Texas is currently in a net deferred tax liability position. The amount of the deferred tax assets considered realizable could be adjusted if projections of future taxable income are increased and/or if objective negative evidence in the form of cumulative losses is no longer present. Should we return to a level of sustained profitability, consideration will need to be given to future projections of taxable income to determine whether such projections provide an adequate source of taxable income for the realization of our deferred tax assets, namely federal NOL carryforwards and disallowed business interest carryforwards. If so, then all or a portion of the valuation allowance could possibly be released.
On February 1, 2019, we completed the acquisition of WildHorse. For federal income tax purposes, the transaction qualified as a tax-free merger under Section 368 of the Code and, as a result, we acquired carryover tax basis in WildHorse’s assets and liabilities. We recorded a net deferred tax liability of $314 million as part of the business combination accounting for WildHorse. As a consequence of maintaining a full valuation allowance against our net deferred tax asset positions (federal and state), a partial release of the valuation allowance was recorded as a discrete income tax benefit of $314 million through the consolidated statement of operations in the first quarter of 2019. The net deferred tax liability determined through business combination accounting includes deferred tax liabilities on plant, property and equipment and prepaid compensation totaling $401 million, partially offset by deferred tax assets totaling $87 million relating to federal NOL carryforwards, disallowed business interest carryforwards and certain other deferred tax assets. These carryforwards will be subject to an annual limitation under Section 382 of the Code of approximately $61 million. We determined that no separate valuation allowances were required to be established through business combination accounting against any of the individual deferred tax assets acquired.
Our ability to utilize NOL carryforwards, disallowed business interest carryforwards, and possibly other tax attributes to reduce future federal taxable income and federal income tax is subject to various limitations under Section 382 of the Code. The utilization of these attributes may be subject to an annual limitation under Section 382 of the Code should transactions involving our equity, including issuances of our stock or the sale or exchange of our stock by certain shareholders, result in an Ownership Change. (For this purpose, “stock” includes certain preferred stock). Some states impose similar limitations on tax attribute utilization upon experiencing an Ownership Change.
As of December 31, 2019, we do not believe that an Ownership Change has occurred that would subject us to an annual limitation on the utilization of our NOL carryforwards, disallowed business interest carryforwards and other tax attributes. After taking into account the exchanges of our common stock for certain outstanding senior notes that occurred during the quarter ended September 30, 2019 (see Note 5 for further details of the debt exchanges) and the exchange of our common stock for certain Cumulative Convertible Preferred Stock which also occurred during the quarter ended September 30, 2019 (see Note 11 for further details of the stock exchange), our cumulative shift remains under 50% but has increased to a level of over 40%. Therefore, with the exception of the NOL carryforwards and disallowed business interest carryforwards acquired upon the WildHorse Merger, we do not believe we have a limitation on the ability to utilize our carryforwards and other tax attributes under Section 382 of the Code as of December 31, 2019. However, future transactions involving our equity, including relatively small transactions and transactions beyond our control, could cause an Ownership Change and therefore an annual limitation on the utilization of NOL carryforwards, disallowed business interest carryforwards and possibly other tax attributes.
Further, the Proposed Regulations would, if finalized in their current form, significantly reduce our annual limitation should we experience an Ownership Change on or after the date the Proposed Regulations become final and we are in a net unrealized built-in gain position. Among other changes, the Proposed Regulations would, if finalized in their current form, limit the potential increases to the annual limitation amount associated with certain built-in gains existing at the time of an Ownership Change, thereby significantly reducing the ability to utilize tax attributes. As a result, certain

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOL carryforwards, disallowed business interest carryforwards and other tax attributes may need to be written off or have a valuation allowance maintained against them possibly leading to a material charge to income tax expense.
Accounting guidance for recognizing and measuring uncertain tax positions requires a more likely than not threshold condition be met on a tax position, based solely on the technical merits of being sustained, before any benefit of the tax position can be recognized in the financial statements. Guidance is also provided regarding de-recognition, classification and disclosure of uncertain tax positions. As of December 31, 2019, and 2018, the amount of unrecognized tax benefits related to NOL carryforwards and tax liabilities associated with uncertain tax positions was $74 million and $79 million, respectively. Of the 2019 amount, $29 million is related to state tax receivables not expected to be recovered and the remainder is related to NOL carryforwards. Of the 2018 amount, $32 million is related to state tax liabilities, $29 million is related to state tax receivables not expected to be recovered and the remainder is related to NOL carryforwards. If recognized, $29 million of the uncertain tax positions identified would have an effect on the effective tax rate. No material changes to the current uncertain tax positions are expected within the next 12 months. As of December 31, 2019, we had no amounts accrued for interest related to these uncertain tax positions. As of December 31, 2018, we had accrued liabilities of $20 million for interest. We recognize interest related to uncertain tax positions as a component of interest expense. Penalties, if any, related to uncertain tax positions would be recorded in other expenses.
A reconciliation of the beginning and ending balances of unrecognized tax benefits is as follows:

	2019	2018	2017
	($ in millions)
Unrecognized tax benefits at beginning of period	$79	$106	$202
Additions based on tax positions related to the current year	—	—	—
Additions to tax positions of prior years	27	—	4
Settlements	(32)	—	(100)
Expiration of the applicable statute of limitations	—	(23)	—
Reductions to tax positions of prior years	—	(4)	—
Unrecognized tax benefits at end of period	$74	$79	$106

Our federal and state income tax returns are subject to examination by federal and state tax authorities. Federal examination cycles 2010 through 2013 and 2014 through 2015 were settled with the Internal Revenue Service (IRS) during the first and third quarters of 2018, respectively. However, certain of these tax years remain open for purposes of adjusting federal NOL carryforwards upon utilization. Our tax years 2016 through 2018 remain open for all purposes of examination by the IRS. With respect to WildHorse, the federal income tax returns for tax years 2016 through 2018 as well as the short period return January 1, 2019 through February 1, 2019, remain open for examination by the IRS. The IRS has notified us that our 2016 income tax return as well as the WildHorse 2017 income tax return will be audited.
In addition, tax years 2016 through 2018 as well as certain earlier years remain open for examination by state tax authorities including the WildHorse state income tax returns for such periods along with the WildHorse 2019 short period return. Currently, several state examinations are in progress of various years. We do not anticipate that the outcome of any state audit will have a significant impact on our financial position or results of operations.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11.	Equity
Common Stock
A summary of the changes in our common shares issued for the years ended December 31, 2019, 2018 and 2017 is detailed below:

	Years Ended December 31,
	2019	2018	2017
	(in thousands)
Shares issued as of January 1	913,716	908,733	896,279
Common shares issued for WildHorse Merger(a)	717,376	—	—
Exchange of senior notes(b)	235,564	—	—
Exchange of convertible notes(b)	73,389	—	—
Exchange of preferred stock	10,368	—	9,966
Restricted stock issuances (net of forfeitures and cancellations)(c)	4,146	4,983	2,488
Shares issued as of December 31	1,954,559	913,716	908,733
___________________________________________

(a)	See Note 3 for discussion of WildHorse Merger.

(b)	See Note 5 for discussion of debt exchanges.

(c)	See Note 12 for discussion of restricted stock.
During the year ended December 31, 2019, our shareholders approved a proposal to amend our restated certificate of incorporation to increase the number of authorized shares of our common stock from 2,000,000,000 shares to 3,000,000,000 shares.
Preferred Stock
Following is a summary of our preferred stock, including the primary conversion terms as of December 31, 2019:

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

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Outstanding shares of our preferred stock for the years ended December 31, 2019, 2018 and 2017 are detailed below:

	5.75%	5.75% (Series A)	4.50%	5.00% (Series 2005B)
	(in thousands)
Shares outstanding as of January 1, 2019	770	463	2,559	1,811
Preferred stock exchanges(a)	—	(40)	—	—
Shares outstanding as of December 31, 2019	770	423	2,559	1,811

Shares outstanding as of January 1, 2018 and December 31, 2018	770	463	2,559	1,811

Shares outstanding as of January 1, 2017	843	476	2,559	1,962
Preferred stock exchanges(b)	(73)	(13)	—	(151)
Shares outstanding as of December 31, 2017	770	463	2,559	1,811

____________________________________________

(a)
During 2019, we exchanged 10,367,950 shares of common stock for 40,000 shares of our 5.75% (Series A) Cumulative Convertible Preferred Stock. In connection with the exchange, we recognized a loss equal to the excess of the fair value of all common stock issued in exchange for the preferred stock over the fair value of the common stock issuable pursuant to the original terms of the preferred stock. The loss of $17 million is reflected as a reduction to net income available to common stockholders for the purpose of calculating earnings per common share.

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

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Accumulated Other Comprehensive Income (Loss)
For the years ended December 31, 2019 and 2018, changes in accumulated other comprehensive income (loss) for cash flow hedges, net of tax, are detailed below:

	Years Ended December 31,
	2019	2018
	($ in millions)
Balance, as of January 1	$(23)	$(57)
Amounts reclassified from accumulated other comprehensive income(a)	35	34
Balance, as of December 31	$12	$(23)
___________________________________________

(a)
Net losses on cash flow hedges for commodity contracts reclassified from accumulated other comprehensive income (loss), net of tax, to oil, natural gas and NGL revenues in the consolidated statements of operations.

Noncontrolling Interests
Chesapeake Granite Wash Trust. We own 23,750,000 common units in the Chesapeake Granite Wash Trust (the Trust) representing a 51% beneficial interest. We have determined that the Trust is a VIE and that we are the primary beneficiary. As a result, the Trust is included in our consolidated financial statements. As of December 31, 2019, and 2018, we had $37 million and $41 million, respectively, of noncontrolling interests on our consolidated balance sheets attributable to the Trust. There was nominal net income attributable to the Trust’s noncontrolling interest in 2019. Net income attributable to the Trust’s noncontrolling interest was $2 million and $3 million for the years ended December 31, 2018 and 2017, respectively.
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

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The 2014 LTIP authorizes the issuance of the following types of awards: (i) nonqualified and incentive stock options; (ii) SARs; (iii) restricted stock; (iv) performance awards, including PSUs; and (v) other stock-based awards. For both stock options and SARs, the exercise price may not be less than the fair market value of our common stock on the date of grant and the maximum exercise period may not exceed ten years from the date of grant. Awards granted under the plan vest at specified dates and/or upon the satisfaction of certain performance or other criteria, as determined by the Compensation Committee. As of December 31, 2019, 29,865,514 shares of common stock remained issuable under the 2014 LTIP.
Equity-Classified Awards
Restricted Stock. We grant restricted stock to employees and non-employee directors. A summary of the changes in unvested restricted stock during 2019, 2018 and 2017 is presented below:

	Shares of Unvested Restricted Stock	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested restricted stock as of January 1, 2019	11,858	$4.43
Granted	5,908	$2.65
Vested	(5,944)	$4.38
Forfeited	(1,380)	$3.72
Unvested restricted stock as of December 31, 2019	10,442	$3.55

Unvested restricted stock as of January 1, 2018	13,178	$6.37
Granted	6,067	$3.73
Vested	(5,808)	$7.67
Forfeited	(1,579)	$6.02
Unvested restricted stock as of December 31, 2018	11,858	$4.43

Unvested restricted stock as of January 1, 2017	9,092	$11.39
Granted	9,872	$5.40
Vested	(4,573)	$13.73
Forfeited	(1,213)	$8.32
Unvested restricted stock as of December 31, 2017	13,178	$6.37

The aggregate intrinsic value of restricted stock that vested during 2019 was approximately $15 million based on the stock price at the time of vesting.
As of December 31, 2019, there was approximately $19 million of total unrecognized compensation expense related to unvested restricted stock. The expense is expected to be recognized over a weighted average period of approximately 1.92 years.
Stock Options. In 2019, 2018 and 2017, we granted members of management stock options that vest ratably over a three-year period. Each stock option award has an exercise price equal to the closing price of our common stock on the grant date. Outstanding options expire seven years to ten years from the date of grant.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We utilize the Black-Scholes option pricing model to measure the fair value of stock options. The expected life of an option is determined using the simplified method. Volatility assumptions are estimated based on the average of historical volatility of Chesapeake stock over the expected life of an option. The risk-free interest rate is based on the U.S. Treasury rate in effect at the time of the grant over the expected life of the option. The dividend yield is based on an annual dividend yield, taking into account our dividend policy, over the expected life of the option. We used the following weighted average assumptions to estimate the grant date fair value of the stock options granted in 2019:

Expected option life – years	6.0
Volatility	65.61%
Risk-free interest rate	2.47%
Dividend yield	—%

The following table provides information related to stock option activity for 2019, 2018 and 2017:

	Number of Shares Underlying Options	Weighted Average Exercise Price Per Share	Weighted Average Contract Life in Years	Aggregate Intrinsic Value(a)
	(in thousands)			($ in millions)
Outstanding as of January 1, 2019	18,096	$7.20	7.15	$—
Granted	1,000	$2.97
Exercised	—	$—		$—
Expired	(553)	$6.36
Forfeited	(609)	$3.97
Outstanding as of December 31, 2019	17,934	$7.10	5.70	$—
Exercisable as of December 31, 2019	13,092	$8.28	4.86	$—

Outstanding as of January 1, 2018	16,285	$8.25	7.73	$1
Granted	3,611	$3.01
Exercised	—	$—		$—
Expired	(602)	$13.83
Forfeited	(1,198)	$5.45
Outstanding as of December 31, 2018	18,096	$7.20	7.15	$—
Exercisable as of December 31, 2018	8,250	$10.73	5.73	$—

Outstanding as of January 1, 2017	8,593	$11.88	7.22	$14
Granted	9,226	$5.45
Exercised	—	$—		$—
Expired	(435)	$18.50
Forfeited	(1,099)	$9.12
Outstanding as of December 31, 2017	16,285	$8.25	7.73	$1
Exercisable as of December 31, 2017	4,474	$15.15	5.26	$—
___________________________________________

(a)	The intrinsic value of a stock option is the amount by which the current market value or the market value upon exercise of the underlying stock exceeds the exercise price of the option.
As of December 31, 2019, there was $5 million of total unrecognized compensation expense related to stock options. The expense is expected to be recognized over a weighted average period of approximately 1.23 years, net of actual forfeitures.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Restricted Stock and Stock Option Compensation. We recognized the following compensation costs, net of actual forfeitures, related to restricted stock and stock options for the years ended December 31, 2019, 2018 and 2017:

	Years Ended December 31,
	2019	2018	2017
	($ in millions)
General and administrative expenses	$26	$31	$43
Oil and natural gas properties	2	2	5
Oil, natural gas and NGL production expenses	3	5	12
Exploration expenses	1	1	1
Total restricted stock and stock option compensation	$32	$39	$61

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
For PSUs granted in 2017, performance metrics include a total shareholder return (TSR) component, which can range from 0% to 100% and an operational performance component based on finding and development costs, which can range from 0% to 100%, resulting in a maximum payout of 200%. The payout percentage for the 2017 PSU awards is capped at 100% if our absolute TSR is less than zero. The PSUs are settled in cash on the third anniversary of the awards. The performance period for the 2017 awards ended on December 31, 2019.
For PSUs granted in 2018 and 2019, performance metrics include an operational performance component based on a ratio of cumulative earnings before interest expense, income taxes, and depreciation, depletion and amortization expense (EBITDA) to capital expenditures, for which payout can range from 0% to 200%. For the 2019 award, EBITDA and capital expenditures will be adjusted for changes resulting from our conversion from the full cost method of accounting to the successful efforts method. The vested PSUs are settled in cash on each of the three annual vesting dates. We used the closing price of our common stock on the grant date to determine the grant date fair value of the PSUs. The PSU liability will be adjusted quarterly, based on changes in our stock price and expected satisfaction of performance metrics, through the end of each performance period.
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

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents a summary of our liability-classified awards:

		Grant Date Fair Value	December 31, 2019
	Units		Fair Value	Vested Liability
		($ in millions)	($ in millions)
2019 PSU Awards:
Payable 2020, 2021 and 2022	4,674,503	$14	$4	$—
2018 PSU Awards:
Payable 2020 and 2021	2,340,157	$7	$2	$—
2017 PSU Awards:
Payable 2020	1,174,973	$8	$1	$—
2018 CRSU Awards:
Payable 2020 and 2021	8,233,207	$25	$7	$—

We recognized the following compensation costs (credits), net of actual forfeitures, related to our liability-classified awards for the years ended December 31, 2019, 2018 and 2017:

	Years Ended December 31,
	2019	2018	2017
	($ in millions)
General and administrative expenses	$5	$9	$(4)
Oil and natural gas properties	1	1	—
Oil, natural gas and NGL production expenses	3	2	—
Restructuring and other termination costs	1	—	—
Total liability-classified awards compensation	$10	$12	$(4)

13.     Employee Benefit Plans
Our qualified 401(k) profit sharing plan (401(k) Plan) is the Chesapeake Energy Corporation Savings and Incentive Stock Bonus Plan, which is open to employees of Chesapeake and all our subsidiaries. Eligible employees may elect to defer compensation through voluntary contributions to their 401(k) Plan accounts, subject to plan limits and those set by the IRS. We match employee contributions dollar for dollar (subject to a maximum contribution of 15% of an employee's base salary and performance bonus) in cash. We contributed $29 million, $31 million and $35 million to the 401(k) Plan in 2019, 2018 and 2017, respectively.
We also maintained a nonqualified deferred compensation plan (DC Plan) which we terminated in January 2020 in accordance with its terms. To be eligible to participate in the DC Plan, an active employee must have had a base salary of at least $150,000, had a hire date on or before December 1, immediately preceding the year in which the employee was able to participate, or be designated as eligible to participate. We matched 100% of employee contributions up to 15% of base salary and performance bonus in the aggregate for the DC Plan with Chesapeake common stock, and an employee who was at least age 55 may have elected for the matching contributions to be made in any one of the DC Plan’s investment options. The maximum compensation that could have been deferred by employees under all of our deferred compensation plans, including the Chesapeake 401(k) Plan, was a total of 75% of base salary and 75% of performance bonus. The participant chose separate deferral election percentages for both plans. We contributed $7 million, $7 million and $8 million to the DC Plan during 2019, 2018 and 2017, respectively, to fund the match. The deferred compensation company match of 15% had a five-year vesting schedule based on years of service. Any participant who was active on December 31 of the plan year received the deferred compensation company match which was awarded on an annual basis.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14.	Derivative and Hedging Activities
We use derivative instruments to reduce our exposure to fluctuations in future commodity prices and to protect our expected operating cash flow against significant market movements or volatility. All of our oil, natural gas and NGL derivative instruments are net settled based on the difference between the fixed-price payment and the floating-price payment, resulting in a net amount due to or from the counterparty. None of our open oil, natural gas and NGL derivative instruments were designated for hedge accounting as of December 31, 2019 and 2018.
Oil, Natural Gas and NGL Derivatives
As of December 31, 2019, and 2018, our oil, natural gas and NGL derivative instruments consisted of the following types of instruments:

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

•
Call Swaptions: We sell call swaptions to counterparties in exchange for a premium. Swaptions allow the counterparty, on a specific date, to extend an existing fixed-price swap for a certain period of time or to increase the notional volumes of an existing fixed-price swap.

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

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The estimated fair values of our oil, natural gas and NGL derivative instrument assets (liabilities) as of December 31, 2019 and 2018 are provided below:

	December 31, 2019		December 31, 2018
	Notional Volume	Fair Value	Notional Volume	Fair Value
		($ in millions)		($ in millions)
Oil (mmbbl):
Fixed-price swaps	24	$(7)	12	$157
Collars	2	14	8	98
Basis protection swaps	8	(2)	7	5
Total oil	34	5	27	260
Natural gas (bcf):
Fixed-price swaps	265	125	623	26
Three-way collars	—	—	88	1
Collars	—	—	55	(3)
Call options	22	—	44	—
Call swaptions	29	(2)	106	(9)
Basis protection swaps	30	2	50	—
Total natural gas	346	125	966	15
Contingent Consideration:
Utica divestiture		—		7
Total estimated fair value		$130		$282

We have terminated certain commodity derivative contracts that were previously designated as cash flow hedges for which the original contract months are yet to occur. See further discussion below under Effect of Derivative Instruments – Accumulated Other Comprehensive Income (Loss).
Contingent Consideration Arrangements
In 2018, we sold our Utica Shale position to Encino. The agreement includes additional contingent payments to us of up to $100 million comprised of $50 million in consideration in each case if, on or prior to December 31, 2019, there is a period of twenty (20) trading days out of a period of thirty (30) consecutive trading days where (i) the average of the NYMEX natural gas strip prices for the months comprising the year 2022 equals or exceeds $3.00/mmbtu as calculated pursuant to the purchase agreement, and (ii) the average of the NYMEX natural gas strip price for the months comprising the year 2023 equals or exceeds $3.25/mmbtu as calculated pursuant to the purchase agreement. The contingent consideration expired on December 31, 2019 with no value attributed to the arrangement. See Note 3 for further details regarding the transaction.
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

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Effect of Derivative Instruments – Consolidated Balance Sheets
The following table presents the fair value and location of each classification of derivative instrument included in the consolidated balance sheets as of December 31, 2019, and 2018 on a gross basis and after same-counterparty netting:

Balance Sheet Classification	Gross Fair Value	Amounts Netted in the Consolidated Balance Sheets	Net Fair Value Presented in the Consolidated Balance Sheets
	($ in millions)
As of December 31, 2019
Commodity Contracts:
Short-term derivative asset	$174	$(40)	$134
Short-term derivative liability	(42)	40	(2)
Long-term derivative liability	(2)	—	(2)
Total derivatives	$130	$—	$130

As of December 31, 2018
Commodity Contracts:
Short-term derivative asset	$306	$(104)	$202
Long-term derivative asset	117	(41)	76
Short-term derivative liability	(107)	104	(3)
Long-term derivative liability	(41)	41	—
Contingent Consideration:
Short-term derivative asset	7	—	7
Total derivatives	$282	$—	$282
As of December 31, 2019 and 2018, we did not have any cash collateral balances for these derivatives.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Effect of Derivative Instruments – Consolidated Statements of Operations
The components of oil, natural gas and NGL revenues for the years ended December 31, 2019, 2018 and 2017 are presented below:

	Years Ended December 31,
	2019	2018	2017
	($ in millions)
Oil, natural gas and NGL revenues	$4,517	$5,189	$4,574
Gains on undesignated oil, natural gas and NGL derivatives	40	—	445
Losses on terminated cash flow hedges	(35)	(34)	(34)
Total oil, natural gas and NGL revenues	$4,522	$5,155	$4,985
The components of marketing revenues for the years ended December 31, 2019, 2018 and 2017 are presented below:

	Years Ended December 31,
	2019	2018	2017
	($ in millions)
Marketing revenues	$3,971	$5,069	$4,511
Gains (losses) on undesignated marketing natural gas derivatives	(4)	7	—
Total marketing revenues	$3,967	$5,076	$4,511

Effect of Derivative Instruments – Accumulated Other Comprehensive Income (Loss)
A reconciliation of the changes in accumulated other comprehensive income (loss) in our consolidated statements of stockholders’ equity related to our cash flow hedges is presented below:

	Years Ended December 31,
	2019		2018		2017
	Before Tax	After Tax	Before Tax	After Tax	Before Tax	After Tax
	($ in millions)
Balance, beginning of period	$(80)	$(23)	$(114)	$(57)	$(153)	$(96)
Net change in fair value	—	—	—	—	5	5
Losses reclassified to income	35	35	34	34	34	34
Balance, end of period	$(45)	$12	$(80)	$(23)	$(114)	$(57)

The accumulated other comprehensive loss as of December 31, 2019 represents the net deferred loss associated with commodity derivative contracts that were previously designated as cash flow hedges for which the original contract months are yet to occur. Remaining deferred gain or loss amounts will be recognized in earnings in the month for which the original contract months are to occur. As we early adopted ASU 2019-12 in the current period, the tax effect will be recognized in earnings in the year ended December 31, 2022. As of December 31, 2019, we expect to transfer approximately $33 million of net loss included in accumulated other comprehensive income to net income (loss) during the next 12 months. The remaining amounts will be transferred by December 31, 2022.
Credit Risk Considerations
Our derivative instruments expose us to our counterparties’ credit risk. To mitigate this risk, we enter into derivative contracts only with counterparties that are highly rated or deemed by us to have acceptable credit strength and deemed by management to be competent and competitive market-makers, and we attempt to limit our exposure to non-performance by any single counterparty. As of December 31, 2019, our oil, natural gas and NGL derivative instruments were spread among 10 counterparties.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Hedging Arrangements
Certain of our hedging arrangements are with counterparties that are also lenders (or affiliates of lenders) under the Chesapeake revolving credit facility. The contracts entered into with these counterparties are secured by the same collateral that secures the Chesapeake revolving credit facility. In addition, we enter into bilateral hedging agreements with other counterparties. The counterparties’ and our obligations under the bilateral hedging agreements must be secured by cash or letters of credit to the extent that any mark-to-market amounts owed to us or by us exceed defined thresholds. As of December 31, 2019, we did not have any cash or letters of credit posted as collateral for our commodity derivatives.
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
The following table provides information for financial assets (liabilities) measured at fair value on a recurring basis as of December 31, 2019 and 2018:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
		($ in millions)
As of December 31, 2019
Derivative Assets (Liabilities):
Commodity assets	$—	$160	$14	$174
Commodity liabilities	—	(42)	(2)	(44)
Total derivatives	$—	$118	$12	$130

As of December 31, 2018
Derivative Assets (Liabilities):
Commodity assets	$—	$319	$103	$422
Commodity liabilities	—	(131)	(16)	(147)
Utica divestiture contingent consideration	—	—	7	7
Total derivatives	$—	$188	$94	$282

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A summary of the changes in the fair values of our financial assets (liabilities) classified as Level 3 during 2019 and 2018 is presented below:

	Commodity Derivatives	Utica Contingent Consideration
	($ in millions)
Balance, as of January 1, 2019	$87	$7
Total gains (losses) (realized/unrealized):
Included in earnings(a)	(59)	(7)
Total purchases, issuances, sales and settlements:
Settlements	(16)	—
Balance, as of December 31, 2019	$12	$—

Balance, as of January 1, 2018	$(15)	$—
Total gains (losses) (realized/unrealized):
Included in earnings(a)	77	7
Total purchases, issuances, sales and settlements:
Settlements	25	—
Balance, as of December 31, 2018	$87	$7
___________________________________________

(a)		Commodity Derivatives		Utica Contingent Consideration

		2019	2018	2019	2018
		($ in millions)
	Total gains (losses) included in earnings for the period	$(59)	$77	$(7)	$7
	Change in unrealized gains (losses) related to assets still held at reporting date	$(19)	$86	$—	$7
Qualitative and Quantitative Disclosures about Unobservable Inputs for Level 3 Fair Value Measurements
The significant unobservable inputs for Level 3 derivative contracts include market volatility. Changes in market volatility impact the fair value measurement of our derivative contracts, which is based on an estimate derived from option models. For example, an increase or decrease in the forward prices and volatility of oil and natural gas prices decreases or increases the fair value of oil and natural gas derivatives. The following table presents quantitative information about Level 3 inputs used in the fair value measurement of our commodity derivative contracts as of December 31, 2019:

Instrument Type	Unobservable Input	Range	Weighted Average	Fair Value December 31, 2019
				($ in millions)
Oil trades	Oil price volatility curves	20.71% – 67.28%	25.62%	$14
Natural gas trades	Natural gas price volatility curves	16.93% – 171.49%	39.67%	$(2)

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15.	Fair Value Measurements
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
Financial Assets (Liabilities). The following table provides fair value measurement information for the above-noted financial assets (liabilities) measured at fair value on a recurring basis as of December 31, 2019 and 2018:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
	($ in millions)
As of December 31, 2019
Financial Assets (Liabilities):
Other current assets	$42	$—	$—	$42
Other current liabilities	(43)	—	—	(43)
Total	$(1)	$—	$—	$(1)

As of December 31, 2018
Financial Assets (Liabilities):
Other current assets	$50	$—	$—	$50
Other current liabilities	(51)	—	—	(51)
Total	$(1)	$—	$—	$(1)

See Note 5 for information regarding fair value measurement of our debt instruments. See Note 14 for information regarding fair value measurement of our derivatives.

16.	Capitalized Exploratory Well Costs
A summary of the changes in our capitalized well costs for the years ended December 31, 2019, 2018 and 2017 is detailed below. Additions pending the determination of proved reserves excludes amounts capitalized and subsequently charged to expense within the same year.

	2019	2018	2017
	(in millions)
Balance as of January 1	$36	$36	$41
Additions pending the determination of proved reserves	7	74	14
Divestitures and other	(3)	—	—
Reclassifications to proved properties	(17)	(40)	(19)
Charges to exploration expense	(16)	(34)	—
Balance as of December 31	$7	$36	$36

The following table provides an aging of capitalized costs and the number of projects for which exploratory well costs have been capitalized for a period greater than one year since the completion of drilling.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	2019	2018	2017
	(in millions)
Exploratory well costs capitalized for a period of one year or less	$7	$34	$4
Exploratory well costs capitalized for a period greater than one year	—	2	32
Balance as of December 31	$7	$36	$36

Number of projects with exploratory well costs capitalized for a period greater than one year	—	7	6

17.	Other Property and Equipment
Other Property and Equipment
A summary of other property and equipment held for use and the estimated useful lives thereof is as follows:

	December 31,		Estimated Useful Life
	2019	2018
	($ in millions)		(in years)
Buildings and improvements	$1,058	$1,053	10 – 39
Computer equipment	355	353	5
Sand mine	78	—	10 – 30
Natural gas compressors(a)	48	48	3 – 20
Land	115	106
Other	156	161	5 – 20
Total other property and equipment, at cost	1,810	1,721
Less: accumulated depreciation	(692)	(630)
Total other property and equipment, net	$1,118	$1,091

___________________________________________

(a)
Includes assets under finance lease of $27 million, less accumulated depreciation of $10 million and $1 million, as of December 31, 2019 and 2018, respectively. The related amortization expense for assets under finance lease is included in depreciation, depletion and amortization expense on our consolidated statement of operations.

18.	Investments
FTS International, Inc. (NYSE: FTSI). In 2018, FTS International, Inc. completed an initial public offering. Due to the offering, the ownership percentage of our equity method investment in FTSI decreased from approximately 29% to 24% and resulted in a gain of $78 million. In addition, we sold approximately 4.3 million shares of FTSI in the offering for net proceeds of approximately $74 million and recognized a gain of $61 million decreasing our ownership percentage to approximately 20%. We continue to hold approximately 22.0 million shares in the publicly traded company. In 2019, the hydraulic fracturing industry experienced challenging operating conditions resulting in the current fair value of our investment in FTSI falling below book value of $65 million and remaining below that amount as of the end of the year. Based on FTSI’s 2019 operating results and FTSI’s share price of $1.04 per share as of December 31, 2019, we determined that the reduction in fair value is other-than-temporary, and recognized an impairment of our investment in FTSI of approximately $43 million. We will continue to monitor the hydraulic fracturing industry, FTSI operating results and FTSI share price for indicators that the reduction in fair value is other-than-temporary, which could result in an additional impairment of our investment in FTSI.
JWH Midstream LLC (JWH). In 2019, in connection with the acquisition of WildHorse, we obtained a 50% membership interest in JWH Midstream LLC (JWH). The carrying value of our investment in JWH, which was being accounted for as an equity method investment, was approximately $17 million. In 2019, we paid approximately $7 million to terminate our involvement in the partnership. This removed us from any future obligations related to this joint venture and, therefore, we impaired the full value of the investment and recognized approximately $24 million of impairment expense in 2019.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

19.	Impairments
Impairments of Oil and Natural Gas Properties
A summary of our impairments of oil and natural gas properties for the years ended December 31, 2019, 2018 and 2017 is as follows:

	Years Ended December 31,
	2019	2018	2017
	($ in millions)
Impairments due to lower forecasted commodity prices	$8	$23	$27
Impairments due to reduction in future development(a)	—	—	560
Impairments due to anticipated sale	—	55	222
Total impairments of oil and natural gas properties	$8	$78	$809
____________________________________________

(a)	The impairment was the result of an updated development plan in 2017, which included a removal of PUDs from properties in the process of being divested in the Mid-Continent operating area.
Impairments of Fixed Assets
A summary of our impairments of fixed assets by asset class and other charges for the years ended December 31, 2019, 2018 and 2017 is as follows:

	Years Ended December 31,
	2019	2018	2017
	($ in millions)
Natural gas compressors(a)	$—	$45	$—
Buildings and land	1	4	5
Other	2	4	—
Total impairments of fixed assets and other	$3	$53	$5

____________________________________________

(a)	In 2018, we recorded a $45 million impairment related to 890 compressors for the difference between carrying value and the fair value of the assets.

20.	Other Operating Expense
In 2019, we recorded approximately $37 million of costs related to our acquisition of WildHorse which consisted of consulting fees, financial advisory fees, legal fees and travel and lodging expenses. In addition, we recorded approximately $38 million of severance expense as a result of the acquisition of WildHorse. A majority of the WildHorse executives and employees were terminated on the date of acquisition. These executives and employees were entitled to severance benefits in accordance with existing employment agreements.
In 2017, we terminated future natural gas transportation commitments related to divested assets for cash payments of $126 million. Also, in 2017, we paid $290 million to assign an oil transportation agreement to a third party.

21.	Restructuring and Other Termination Costs
Workforce Reductions
In 2019, we incurred a charge of $12 million related to one-time termination benefits for certain employees. In 2018, we underwent a reduction in workforce impacting approximately 13% of employees across all functions, primarily on our Oklahoma City campus. In connection with the reduction, we incurred a total charge of approximately $38 million for one-time termination benefits.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

22.	Asset Retirement Obligations
The components of the change in our asset retirement obligations are shown below:

	Years Ended December 31,
	2019	2018
	($ in millions)
Asset retirement obligations, beginning of period	$166	$177
Additions(a)	21	3
Revisions	18	11
Settlements and disposals	(5)	(35)
Accretion expense	11	10
Asset retirement obligations, end of period	211	166
Less current portion	11	11
Asset retirement obligation, long-term	$200	$155

___________________________________________

(a)	During 2019, approximately $17 million of additions relate to the acquisition of WildHorse.

23.	Major Customers
Sales to Valero Energy Corporation constituted approximately 12% and 10% of total revenues (before the effects hedging for the years ended December 31, 2019 and 2018, respectively. Sales to Royal Dutch Shell PLC constituted approximately 10% of total revenues (before the effects of hedging) for the year ended December 31, 2017. No other purchasers accounted for more than 10% of our total revenues in 2019, 2018 or 2017.

24.	Related Party Transactions
Our equity method investees are considered related parties. Hydraulic fracturing and other services are provided to us in the ordinary course of business by our equity affiliate FTSI. As well operators, we are reimbursed by other working interest owners through the joint interest billing process for their proportionate share of these costs. For the years ended December 31, 2019, 2018 and 2017, our expenditures for hydraulic fracturing services with FTSI were nominal, $93 million and $111 million, respectively.

25.	Condensed Consolidating Financial Information
Chesapeake Energy Corporation is a holding company, owns no operating assets and has no significant operations independent of its subsidiaries. Our obligations under the revolving credit facility, term loan, senior secured second lien notes, and outstanding senior unsecured notes and convertible senior notes listed in Note 5 are fully and unconditionally guaranteed, jointly and severally, by certain of our 100% owned subsidiaries. Our BVL subsidiaries are guarantors of our obligations under the revolving credit facility, term loan and senior secured second lien notes, but are not guarantors of our obligations under our outstanding senior unsecured notes or convertible senior notes as of December 31, 2019. Chesapeake has an obligation and intends to add our BVL subsidiaries as guarantors of our obligations under such notes on or before June 20, 2020 in accordance with the various indentures governing the same. Subsidiaries with noncontrolling interests, consolidated variable interest entities and certain de minimis subsidiaries are non-guarantors.
The tables below are condensed consolidating financial statements for Chesapeake Energy Corporation (parent) on a stand-alone, unconsolidated basis, and its combined guarantor and combined non-guarantor subsidiaries, including BVL subsidiaries, as of December 31, 2019 and 2018 and for the years ended December 31, 2019, 2018 and 2017. This financial information may not necessarily be indicative of our results of operations, cash flows or financial position had these subsidiaries operated as independent entities.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2019
($ in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$16	$1	$5	$(16)	$6
Other current assets	51	1,090	104	—	1,245
Intercompany receivable, net	7,702	—	—	(7,702)	—
Total Current Assets	7,769	1,091	109	(7,718)	1,251
PROPERTY AND EQUIPMENT:
Oil and natural gas properties at cost, based on successful efforts accounting, net	—	9,440	4,188	—	13,628
Other property and equipment, net	—	1,030	88	—	1,118
Property and equipment held for sale, net	—	10	—	—	10
Total Property and Equipment, Net	—	10,480	4,276	—	14,756
LONG-TERM ASSETS:
Other long-term assets	41	125	19	1	186
Investments in subsidiaries and intercompany advances	6,101	4,171	—	(10,272)	—
TOTAL ASSETS	$13,911	$15,867	$4,404	$(17,989)	$16,193

CURRENT LIABILITIES:
Current liabilities	$466	$1,765	$176	$(15)	$2,392
Intercompany payable, net	—	7,702	—	(7,702)	—
Total Current Liabilities	466	9,467	176	(7,717)	2,392
LONG-TERM LIABILITIES:
Long-term debt, net	9,071	—	2	—	9,073
Deferred income tax liabilities	10	—	—	—	10
Other long-term liabilities	—	299	18	—	317
Total Long-Term Liabilities	9,081	299	20	—	9,400
EQUITY:
Chesapeake stockholders’ equity	4,364	6,101	4,171	(10,272)	4,364
Noncontrolling interests	—	—	37	—	37
Total Equity	4,364	6,101	4,208	(10,272)	4,401
TOTAL LIABILITIES AND EQUITY	$13,911	$15,867	$4,404	$(17,989)	$16,193

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

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
YEAR ENDED DECEMBER 31, 2019
($ in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES AND OTHER:
Oil, natural gas and NGL	$—	$3,760	$762	$—	$4,522
Marketing	—	3,967	—	—	3,967
Total Revenues	—	7,727	762	—	8,489
Other	—	60	3	—	63
Gains on sales of assets	—	43	—	—	43
Total Revenues and Other	—	7,830	765	—	8,595
OPERATING EXPENSES:
Oil, natural gas and NGL production	—	436	84	—	520
Oil, natural gas and NGL gathering, processing and transportation	—	1,062	20	—	1,082
Severance and ad valorem taxes	—	174	50	—	224
Exploration	—	77	7	—	84
Marketing	—	4,003	—	—	4,003
General and administrative	1	237	77	—	315
Restructuring and other termination costs	—	12	—	—	12
Provision for legal contingencies, net	—	19	—	—	19
Depreciation, depletion and amortization	—	1,719	545	—	2,264
Impairments	—	11	—	—	11
Other operating expense	—	52	40	—	92
Total Operating Expenses	1	7,802	823	—	8,626
INCOME (LOSS) FROM OPERATIONS	(1)	28	(58)	—	(31)
OTHER INCOME (EXPENSE):
Interest income (expense)	(598)	16	(69)	—	(651)
Losses on investments	—	(47)	(24)	—	(71)
Gains on purchases or exchanges of debt	65	—	10	—	75
Other income	—	39	—	—	39
Equity in net earnings (losses) of subsidiary	(105)	(141)	—	246	—
Total Other Expense	(638)	(133)	(83)	246	(608)
LOSS BEFORE INCOME TAXES	(639)	(105)	(141)	246	(639)
INCOME TAX BENEFIT	(331)	—	—	—	(331)
NET LOSS	(308)	(105)	(141)	246	(308)
Net income attributable to noncontrolling interests	—	—	—	—	—
NET LOSS ATTRIBUTABLE TO CHESAPEAKE	(308)	(105)	(141)	246	(308)
Other comprehensive income	—	35	—	—	35
COMPREHENSIVE LOSS ATTRIBUTABLE TO CHESAPEAKE	$(308)	$(70)	$(141)	$246	$(273)

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
YEAR ENDED DECEMBER 31, 2018
($ in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES AND OTHER:
Oil, natural gas and NGL	$—	$5,136	$19	$—	$5,155
Marketing	—	5,076	—	—	5,076
Total Revenues	—	10,212	19	—	10,231
Other	—	63	—	—	63
Losses on sales of assets	—	(264)	—	—	(264)
Total Revenues and Other	—	10,011	19	—	10,030
OPERATING EXPENSES:
Oil, natural gas and NGL production	—	474	—	—	474
Oil, natural gas and NGL gathering, processing and transportation	—	1,391	7	—	1,398
Severance and ad valorem taxes	—	188	1	—	189
Exploration	—	162	—	—	162
Marketing	—	5,158	—	—	5,158
General and administrative	2	332	1	—	335
Restructuring and other termination costs	—	38	—	—	38
Provision for legal contingencies, net	—	26	—	—	26
Depreciation, depletion and amortization	—	1,730	7	—	1,737
Impairments	—	131	—	—	131
Total Operating Expenses	2	9,630	16	—	9,648
INCOME (LOSS) FROM OPERATIONS	(2)	381	3	—	382
OTHER INCOME (EXPENSE):
Interest expense	(631)	(2)	—	—	(633)
Gains on investments	—	139	—	—	139
Gains on purchases or exchanges of debt	263	—	—	—	263
Other income	3	64	—	—	67
Equity in net earnings of subsidiary	583	1	—	(584)	—
Total Other Income (Expense)	218	202	—	(584)	(164)
INCOME BEFORE INCOME TAXES	216	583	3	(584)	218
INCOME TAX BENEFIT	(10)	—	—	—	(10)
NET INCOME	226	583	3	(584)	228
Net income attributable to noncontrolling interests	—	—	(2)	—	(2)
NET INCOME ATTRIBUTABLE TO CHESAPEAKE	226	583	1	(584)	226
Other comprehensive income	—	34	—	—	34
COMPREHENSIVE INCOME ATTRIBUTABLE TO CHESAPEAKE	$226	$617	$1	$(584)	$260

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
YEAR ENDED DECEMBER 31, 2017
($ in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES AND OTHER:
Oil, natural gas and NGL	$—	$4,962	$23	$—	$4,985
Marketing	—	4,511	—	—	4,511
Total Revenues	—	9,473	23	—	9,496
Other	—	67	—	—	67
Gains on sales of assets	—	476	—	—	476
Total Revenues and Other	—	10,016	23	—	10,039
OPERATING EXPENSES:
Oil, natural gas and NGL production	—	517	—	—	517
Oil, natural gas and NGL gathering, processing and transportation	—	1,463	8	—	1,471
Severance and ad valorem taxes	—	133	1	—	134
Exploration	—	235	—	—	235
Marketing	—	4,598	—	—	4,598
General and administrative	1	330	2	—	333
Provision for legal contingencies, net	(79)	41	—	—	(38)
Depreciation, depletion and amortization	—	1,688	9	—	1,697
Impairments	—	814	—	—	814
Other operating expense	—	416	—	—	416
Total Operating (Income) Expenses	(78)	10,235	20	—	10,177
INCOME (LOSS) FROM OPERATIONS	78	(219)	3	—	(138)
OTHER INCOME (EXPENSE):
Interest expense	(599)	(2)	—	—	(601)
Gains on purchases or exchanges of debt	233	—	—	—	233
Other income	1	5	—	—	6
Equity in net losses of subsidiary	(216)	—	—	216	—
Total Other Income (Expense)	(581)	3	—	216	(362)
INCOME (LOSS) BEFORE INCOME TAXES	(503)	(216)	3	216	(500)
INCOME TAX EXPENSE	2	—	—	—	2
NET INCOME (LOSS)	(505)	(216)	3	216	(502)
Net income attributable to noncontrolling interests	—	—	(3)	—	(3)
NET LOSS ATTRIBUTABLE TO CHESAPEAKE	(505)	(216)	—	216	(505)
Other comprehensive income	—	39	—	—	39
COMPREHENSIVE LOSS ATTRIBUTABLE TO CHESAPEAKE	$(505)	$(177)	$—	$216	$(466)

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2019
($ in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Cash Provided By Operating Activities	$1	$1,270	$356	$(4)	$1,623

CASH FLOWS FROM INVESTING ACTIVITIES:
Drilling and completion costs	—	(1,548)	(632)	—	(2,180)
Business combination, net	—	(381)	28	—	(353)
Acquisitions of proved and unproved properties	—	(35)	—	—	(35)
Proceeds from divestitures of proved and unproved properties	—	130	—	—	130
Additions to other property and equipment	—	(32)	(16)	—	(48)
Proceeds from sales of other property and equipment	—	6	—	—	6
Net Cash Used In Investing Activities	—	(1,860)	(620)	—	(2,480)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility borrowings	9,839	—	837	—	10,676
Payments on revolving credit facility borrowings	(8,668)	—	(1,512)	—	(10,180)
Proceeds from issuance of senior notes, net	108	—	—	—	108
Proceeds from issuance of term loan, net	1,455	—	—	—	1,455
Cash paid to purchase debt	(380)	—	(693)	—	(1,073)
Cash paid for preferred stock dividends	(91)	—	—	—	(91)
Contribution from parent	(1,644)	—	1,644	—	—
Other financing activities	(24)	(8)	(8)	4	(36)
Intercompany advances, net	(713)	713	—	—	—
Net Cash Provided By (Used In) Financing Activities	(118)	705	268	4	859
Net increase (decrease) in cash and cash equivalents	(117)	115	4	—	2
Cash and cash equivalents, beginning of period	4	1	1	(2)	4
Cash and cash equivalents, end of period	$(113)	$116	$5	$(2)	$6

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2018
($ in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Cash Provided By Operating Activities	$85	$1,642	$10	$(7)	$1,730

CASH FLOWS FROM INVESTING ACTIVITIES:
Drilling and completion costs	—	(1,848)	—	—	(1,848)
Acquisitions of proved and unproved properties	—	(128)	—	—	(128)
Proceeds from divestitures of proved and unproved properties	—	2,231	—	—	2,231
Additions to other property and equipment	—	(21)	—	—	(21)
Proceeds from sales of other property and equipment	—	147	—	—	147
Proceeds from sales of investments	—	74	—	—	74
Net Cash Provided by Investing Activities	—	455	—	—	455

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility borrowings	11,697	—	—	—	11,697
Payments on revolving credit facility borrowings	(12,059)	—	—	—	(12,059)
Proceeds from issuance of senior notes, net	1,236	—	—	—	1,236
Cash paid to purchase debt	(2,813)	—	—	—	(2,813)
Cash paid for preferred stock dividends	(92)	—	—	—	(92)
Other financing activities	(26)	(123)	(13)	7	(155)
Intercompany advances, net	1,971	(1,974)	2	1	—
Net Cash Used In Financing Activities	(86)	(2,097)	(11)	8	(2,186)
Net decrease in cash and cash equivalents	(1)	—	(1)	1	(1)
Cash and cash equivalents, beginning of period	5	1	2	(3)	5
Cash and cash equivalents, end of period	$4	$1	$1	$(2)	$4

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2017
($ in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Cash Provided By Operating Activities	$5	$466	$14	$(10)	$475

CASH FLOWS FROM INVESTING ACTIVITIES:
Drilling and completion costs	—	(2,113)	—	—	(2,113)
Acquisitions of proved and unproved properties	—	(88)	—	—	(88)
Proceeds from divestitures of proved and unproved properties	—	1,249	—	—	1,249
Additions to other property and equipment	—	(21)	—	—	(21)
Other investing activities	—	55	—	—	55
Net Cash Used In Investing Activities	—	(918)	—	—	(918)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility borrowings	7,771	—	—	—	7,771
Payments on revolving credit facility borrowings	(6,990)	—	—	—	(6,990)
Proceeds from issuance of senior notes, net	1,585	—	—	—	1,585
Cash paid to purchase debt	(2,592)	—	—	—	(2,592)
Cash paid for preferred stock dividends	(183)	—	—	—	(183)
Other financing activities	(39)	(5)	(13)	32	(25)
Intercompany advances, net	(456)	456	—	—	—
Net Cash Provided by (Used In) Financing Activities	(904)	451	(13)	32	(434)
Net increase (decrease) in cash and cash equivalents	(899)	(1)	1	22	(877)
Cash and cash equivalents, beginning of period	904	2	1	(25)	882
Cash and cash equivalents, end of period	$5	$1	$2	$(3)	$5

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

26.	Subsequent Events
On February 24, 2020, we executed agreements to terminate certain gathering, processing and transportation contracts in exchange for consideration of approximately $70 million, comprised of $54 million in cash and $16 million of linefill inventory.  During the first quarter of 2020, we will recognize a non-recurring $70 million expense related to the contract termination.  Additionally, the contract termination will remove approximately $169 million of future commitments related to gathering, processing and transportation agreements. See Note 6 for further discussion of contingencies and commitments.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY INFORMATION

Quarterly Financial Data (unaudited)
Summarized unaudited quarterly financial data for 2019 and 2018 are as follows:

	2019 First Quarter	2019 Second Quarter	2019 Third Quarter	2019 Fourth Quarter
	($ in millions except per share data)
Total revenues	$2,196	$2,386	$2,087	$1,926
Income (loss) from operations	$(182)	$278	$46	$(173)
Net income (loss) attributable to Chesapeake	$(21)	$98	$(61)	$(324)
Net income (loss) available to common stockholders	$(44)	$75	$(101)	$(346)

Net income (loss) per common share:
Basic	$(0.03)	$0.05	$(0.06)	$(0.18)
Diluted	$(0.03)	$0.05	$(0.06)	$(0.18)

	2018 First Quarter	2018 Second Quarter	2018 Third Quarter	2018 Fourth Quarter
	($ in millions except per share data)
Total revenues	$2,524	$2,289	$2,424	$2,793
Income (loss) from operations	$42	$(160)	$82	$418
Net income (loss) attributable to Chesapeake	$17	$(249)	$(146)	$604
Net income (loss) available to common stockholders	$(6)	$(272)	$(169)	$576

Net income (loss) per common share:
Basic	$(0.01)	$(0.30)	$(0.19)	$0.63
Diluted	$(0.01)	$(0.30)	$(0.19)	$0.57

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY INFORMATION - (Continued)

Supplemental Disclosures About Oil, Natural Gas and NGL Producing Activities (unaudited)
Net Capitalized Costs
Capitalized costs related to our oil, natural gas and NGL producing activities are summarized as follows:

	December 31,
	2019	2018
	($ in millions)
Oil and oil and natural gas properties:
Proved	$30,765	$25,407
Unproved	2,173	1,561
Total	32,938	26,968
Less accumulated depreciation, depletion and amortization	(19,310)	(17,256)
Net capitalized costs	$13,628	$9,712
Unproved properties as of December 31, 2019 and 2018, consisted mainly of leasehold acquired through direct purchases of significant oil and natural gas property interests. We will continue to evaluate our unproved properties, and although the timing of the ultimate evaluation or disposition of the properties cannot be determined, we can expect the majority of our unproved properties not held by production to be transferred into the amortization base over the next five years.
Costs Incurred in Oil and Natural Gas Property Acquisition, Exploration and Development
Costs incurred in oil and natural gas property acquisition, exploration and development, including capitalized interest and asset retirement costs, are summarized as follows:

	Years Ended December 31,
	2019	2018	2017
	($ in millions)
Acquisition of Properties(a):
Proved properties	$3,264	$80	$23
Unproved properties	792	56	74
Exploratory costs	42	80	22
Development costs	2,177	1,954	2,075
Costs incurred	$6,275	$2,170	$2,194
___________________________________________

(a)	Includes $3.264 billion and $756 million of proved and unproved property acquisitions, respectively, related to our acquisition of WildHorse in 2019.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY INFORMATION - (Continued)

Results of Operations from Oil, Natural Gas and NGL Producing Activities
Our results of operations from oil, natural gas and NGL producing activities are presented below for 2019, 2018 and 2017. The following table includes revenues and expenses associated directly with our oil, natural gas and NGL producing activities. It does not include any interest costs or indirect general and administrative costs and, therefore, is not necessarily indicative of the contribution to consolidated net operating results of our oil, natural gas and NGL operations.

	Years Ended December 31,
	2019	2018	2017
	($ in millions)
Oil, natural gas and NGL sales	$4,522	$5,155	$4,985
Other revenue	63	63	67
Oil, natural gas and NGL production expenses	(520)	(474)	(517)
Oil, natural gas and NGL gathering, processing and transportation expenses	(1,082)	(1,398)	(1,471)
Severance and ad valorem taxes	(224)	(189)	(134)
Exploration	(84)	(162)	(235)
Depletion and depreciation	(2,188)	(1,665)	(1,615)
Impairment of oil and natural gas properties	(8)	(78)	(809)
Imputed income tax provision(a)	(125)	(326)	(107)
Results of operations from oil, natural gas and NGL producing activities	$354	$926	$164
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

Oil, Natural Gas and NGL Reserve Quantities
Our petroleum engineers and independent petroleum engineering firm estimated all of our proved reserves as of December 31, 2019, 2018 and 2017. Our independent petroleum engineering firm, Software Integrated Solutions, Division of Schlumberger Technology Corporation, estimated an aggregate of 81%, 80% and 83% of our estimated proved reserves (by volume) as of December 31, 2019, 2018 and 2017.
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

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY INFORMATION - (Continued)

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
Presented below is a summary of changes in estimated reserves for 2019, 2018 and 2017:

	Oil	Natural Gas	NGL	Total
	(mmbbl)	(bcf)	(mmbbl)	(mmboe)
December 31, 2019
Proved reserves, beginning of period	215.5	6,777	103.3	1,448
Extensions, discoveries and other additions	52.2	897	13.9	216
Revisions of previous estimates	(40.9)	(516)	(15.8)	(143)
Production	(43.0)	(728)	(12.3)	(177)
Sale of reserves-in-place	(1.8)	(23)	(1.4)	(7)
Purchase of reserves-in-place	176.0	159	32.3	235
Proved reserves, end of period	358.0	6,566	120.0	1,572
Proved developed reserves:
Beginning of period	127.6	3,314	67.9	748
End of period	201.4	3,377	82.1	846
Proved undeveloped reserves:
Beginning of period	87.9	3,463	35.4	700
End of period(a)	156.6	3,189	37.9	726

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY INFORMATION - (Continued)

	Oil	Natural Gas	NGL	Total
	(mmbbl)	(bcf)	(mmbbl)	(mmboe)
December 31, 2018
Proved reserves, beginning of period	260.2	8,600	218.6	1,912
Extensions, discoveries and other additions	56.3	1,162	19.8	270
Revisions of previous estimates	(30.5)	242	5.4	15
Production	(32.7)	(832)	(18.9)	(190)
Sale of reserves-in-place	(37.8)	(2,395)	(121.6)	(559)
Purchase of reserves-in-place	—	—	—	—
Proved reserves, end of period	215.5	6,777	103.3	1,448
Proved developed reserves:
Beginning of period	150.9	4,980	135.0	1,116
End of period	127.6	3,314	67.9	748
Proved undeveloped reserves:
Beginning of period	109.3	3,620	83.6	796
End of period(a)	87.9	3,463	35.4	700

December 31, 2017
Proved reserves, beginning of period	399.1	6,496	226.4	1,708
Extensions, discoveries and other additions	62.7	3,694	44.9	723
Revisions of previous estimates	(168.1)	(315)	(31.0)	(252)
Production	(32.7)	(878)	(20.9)	(200)
Sale of reserves-in-place	(0.9)	(418)	(0.8)	(71)
Purchase of reserves-in-place	0.1	21	—	4
Proved reserves, end of period	260.2	8,600	218.6	1,912
Proved developed reserves:
Beginning of period	200.4	5,126	134.2	1,189
End of period	150.9	4,980	135.0	1,116
Proved undeveloped reserves:
Beginning of period	198.7	1,370	92.2	519
End of period(a)	109.3	3,620	83.6	796
___________________________________________

(a)	As of December 31, 2019, 2018 and 2017, there were no PUDs that had remained undeveloped for five years or more.
During 2019, we acquired 235 mmboe primarily related to the acquisition of WildHorse. We recorded extensions and discoveries of 216 mmboe, primarily related to undeveloped well additions in the Marcellus and Brazos Valley operating areas. In addition, we recorded downward revisions of 110 mmboe due to lower oil, natural gas and NGL prices in 2019, and downward revisions of 33 mmboe due to ongoing portfolio evaluation including lateral length adjustments, performance and updates to our five-year development plan. The oil and natural gas prices used in computing our reserves as of December 31, 2019, were $55.69 per bbl and $2.58 per mcf, respectively, before price differentials.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY INFORMATION - (Continued)

During 2018, we sold 559 mmboe of proved reserves for approximately $1.8 billion primarily in the Utica and Mid-Continent. We recorded extensions and discoveries of 270 mmboe, primarily related to undeveloped well additions located in Marcellus and Powder River Basin operating areas. In addition, we recorded upward revisions of 28 mmboe due to higher oil, natural gas and NGL prices in 2018 partially offset by downward revisions of 13 mmboe due to ongoing portfolio evaluation including longer lateral and spacing adjustments. The oil and natural gas prices used in computing our reserves as of December 31, 2018, were $65.56 per bbl and $3.10 per mcf, respectively, before price differentials.
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
Future cash inflows and future production and development costs as of December 31, 2019, 2018 and 2017 were determined by applying the average of the first-day-of-the-month prices for the 12 months of the year and year-end costs to the estimated quantities of oil, natural gas and NGL to be produced. Actual future prices and costs may be materially higher or lower than the prices and costs used. For each year, estimates are made of quantities of proved reserves and the future periods during which they are expected to be produced based on continuation of the economic conditions applied for that year. Estimated future income taxes are computed using current statutory income tax rates including consideration of the current tax basis of the properties and related carryforwards, giving effect to permanent differences and tax credits. The resulting future net cash flows are reduced to present value amounts by applying a 10% annual discount factor.
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

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY INFORMATION - (Continued)

The following summary sets forth our future net cash flows relating to proved oil, natural gas and NGL reserves based on the standardized measure:

	Years Ended December 31,
	2019		2018		2017
	($ in millions)
Future cash inflows	$29,857	(a)	$27,312	(b)	$26,412	(c)
Future production costs	(6,956)		(5,946)		(7,044)
Future development costs	(5,757)		(4,032)		(4,977)
Future income tax provisions	(75)		(331)		—
Future net cash flows	17,069		17,003		14,391
Less effect of a 10% discount factor	(8,069)		(7,508)		(6,901)
Standardized measure of discounted future net cash flows(d)	$9,000		$9,495		$7,490
___________________________________________

(a)	Calculated using prices of $55.69 per bbl of oil and $2.58 per mcf of natural gas, before field differentials.

(b)	Calculated using prices of $65.56 per bbl of oil and $3.10 per mcf of natural gas, before field differentials.

(c)	Calculated using prices of $51.34 per bbl of oil and $2.98 per mcf of natural gas, before field differentials.

(d)	Excludes discounted future net cash inflows attributable to production volumes sold to VPP buyers. See Note 7.
The principal sources of change in the standardized measure of discounted future net cash flows are as follows:

	Years Ended December 31,
	2019	2018	2017
	($ in millions)
Standardized measure, beginning of period(a)	$9,495	$7,490	$4,379
Sales of oil and natural gas produced, net of production costs and gathering, processing and transportation(b)	(2,691)	(3,128)	(2,452)
Net changes in prices and production costs	(3,457)	3,317	3,977
Extensions and discoveries, net of production and development costs	991	1,666	1,951
Changes in estimated future development costs	366	1,113	614
Previously estimated development costs incurred during the period	775	973	775
Revisions of previous quantity estimates	(793)	47	(1,255)
Purchase of reserves-in-place	3,435	—	3
Sales of reserves-in-place	(57)	(2,052)	(116)
Accretion of discount	953	749	441
Net change in income taxes	17	(32)	26
Changes in production rates and other	(34)	(648)	(853)
Standardized measure, end of period(a)	$9,000	$9,495	$7,490
___________________________________________

(a)	The impact of cash flow hedges has not been included in any of the periods presented.

(b)	Excludes gains and losses on derivatives.

ITEM 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

ITEM 9A.	Controls and Procedures
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
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2019 that our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
Management’s Report on Internal Control Over Financial Reporting is set forth in Item 8 of this Annual Report on Form 10-K.

ITEM 9B.	Other Information
Not applicable.
PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance
The names of executive officers and certain other senior officers of the Company and their ages, titles and biographies as of the date hereof are incorporated by reference from Item 1 of Part I of this report. The other information called for by this Item 10 is incorporated herein by reference to the definitive proxy statement to be filed by Chesapeake pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934 not later than April 30, 2020 (the 2020 Proxy Statement).

ITEM 11.	Executive Compensation
The information called for by this Item 11 is incorporated herein by reference to the 2020 Proxy Statement.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information called for by this Item 12 is incorporated herein by reference to the 2020 Proxy Statement.

ITEM 13.	Certain Relationships and Related Transactions and Director Independence
The information called for by this Item 13 is incorporated herein by reference to the 2020 Proxy Statement.

ITEM 14.	Principal Accountant Fees and Services
The information called for by this Item 14 is incorporated herein by reference to the 2020 Proxy Statement.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules
____________________________________________

(a)	The following financial statements, financial statement schedules and exhibits are filed as a part of this report:

1.	Financial Statements. Chesapeake's consolidated financial statements are included in Item 8 of Part II of this report. Reference is made to the accompanying Index to Financial Statements.

2.	Financial Statement Schedules. No financial statement schedules are applicable or required.

3.	Exhibits. The exhibits listed below in the Index of Exhibits are filed, furnished or incorporated by reference pursuant to the requirements of Item 601 of Regulation S-K.
INDEX OF EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed or Furnished Herewith
2.1	Purchase and Sale Agreement by and among certain subsidiaries of Chesapeake Energy Corporation and EAP Ohio, LLC dated July 26, 2018.	10-Q	001-13726	2.1	10/30/2018

2.2.1*	Agreement and Plan of Merger by and among Chesapeake Energy Corporation, Coleburn Inc. and WildHorse Resource Development Corporation, dated as of October 29, 2018, as amended.	8-K	001-13726	2.1	10/30/2018

2.2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of December 12, 2018, by and among Chesapeake Energy Corporation, Coleburn Inc. and WildHorse Resource Development Corporation.	S-4/A	333-228679	Annex A	12/19/2018

3.1.1	Chesapeake Energy Corporation Restated Certificate of Incorporation.	10-K	001-13726	3.1.1	2/27/2019

3.1.2	Certificate of Designation of 5% Cumulative Convertible Preferred Stock (Series 2005B), as amended.	10-Q	001-13726	3.1.4	11/10/2008

3.1.3	Certificate of Designation of 4.5% Cumulative Convertible Preferred Stock, as amended.	10-Q	001-13726	3.1.6	8/11/2008

3.1.4	Certificate of Designation of 5.75% Cumulative Non-Voting Convertible Preferred Stock (Series A).	8-K	001-13726	3.2	5/20/2010

3.1.5	Certificate of Designation of 5.75% Cumulative Non-Voting Convertible Preferred Stock, as amended.	10-Q	001-13726	3.1.5	8/9/2010

3.2	Chesapeake Energy Corporation Amended and Restated Bylaws.	8-K	001-13726	3.2	6/19/2014

4.1**	Indenture dated as of November 8, 2005 among Chesapeake Energy Corporation, as issuer, the subsidiaries signatory thereto, as Subsidiary Guarantors and The Bank of New York Mellon Trust Company, N.A., as Trustee, with respect to 6.875% Senior Notes due 2020.	8-K	001-13726	4.1.1	11/15/2005

4.2.1**	Indenture dated as of August 2, 2010 among Chesapeake Energy Corporation, as issuer, the subsidiaries signatory thereto, as Subsidiary Guarantors, and the Bank of New York Mellon Trust Company, N.A., as Trustee.	S-3	333-168509	4.1	8/3/2010

4.2.2	Second Supplemental Indenture, dated as of August 17, 2010 to Indenture dated as of August 2, 2010 with respect to 6.625% Senior Notes due 2020.	8-A	001-13726	4.3	9/24/2010

4.2.3	Fifth Supplemental Indenture dated February 11, 2011 to Indenture dated as of August 2, 2010 with respect to 6.125% Senior Notes due 2021.	8-A	001-13726	4.2	2/22/2011

4.2.4	Fourteenth Supplemental Indenture dated March 18, 2013 among Chesapeake Energy Corporation, as issuer, the subsidiaries signatory thereto, as Subsidiary Guarantors, and Deutsche Bank Trust Company Americas, as Trustee, to Indenture dated as of August 2, 2010.	S-3	333-168509	4.17	3/18/2013

4.2.5	Sixteenth Supplemental Indenture dated April 1, 2013 to Indenture dated as of August 2, 2010 with respect to 5.375% Senior Notes due 2021.	8-A	001-13726	4.3	4/8/2013

4.2.6	Seventeenth Supplemental Indenture dated April 1, 2013 to Indenture dated as of August 2, 2010 with respect to 5.75% Senior Notes due 2023.	8-A	001-13726	4.4	4/8/2013

4.3.1**	Indenture dated as of April 24, 2014 by and among Chesapeake Energy Corporation, as Issuer, the subsidiaries signatory thereto, as Subsidiary Guarantors, and Deutsche Bank Trust Company Americas, as Trustee.	8-K	001-13726	4.1	4/29/2014

4.3.2	Second Supplemental Indenture dated as of April 24, 2014 to Indenture dated as of April 24, 2014 with respect to 4.875% Senior Notes due 2022.	8-K	001-13726	4.3	4/29/2014

4.4.1	Amended and Restated Credit Agreement, dated as of September 12, 2018, by and among: (i) the Company, as borrower; (ii) MUFG Union Bank N.A., as the administrative agent, a swingline lender and a letter of credit issuer; (iii) Wells Fargo Bank, National Association, as co-syndication agent, a swingline lender and a letter of credit issuer; (iv) JPMorgan Chase Bank, N.A., as co-syndication agent, a swingline lender and a letter of credit issuer; and (v) certain other lenders and letter of credit issuers named therein.	8-K	001-13726	10.1	9/12/2018

4.4.2	First Amendment to Amended and Restated Credit Agreement, dated as of February 1, 2019 among Chesapeake Energy Corporation, MUFG Union Bank, N.A. and the Lenders party thereto.	8-K	001-13726	10.1	2/1/2019

4.4.3	Second Amendment to Amended and Restated Credit Agreement, dated as of December 3, 2019 among Chesapeake, MUFG Union Bank, N.A. and the Lenders party thereto.	8-K	001-13726	10.1	12/4/2019

4.4.4	Third Amendment to Amended and Restated Credit Agreement, dated as of December 26, 2019, among Chesapeake, MUFG Union Bank, N.A. and the Lenders party thereto.	8-K	001-13726	10.1	12/27/2019

4.5	Intercreditor Agreement dated as of December 23, 2015 between MUFG Bank, N.A., as Priority Lien Agent, and Deutsche Bank Trust Company Americas, as Second Lien Collateral Trustee, and acknowledged by Chesapeake and certain of its subsidiaries.	8-K	001-13726	10.1	12/23/2015

4.6	Collateral Trust Agreement, dated as of December 23, 2015, by and among Chesapeake, the guarantors named therein, and Deutsche Bank Trust Company Americas as the representative of the holders of the Second Lien Notes and as collateral trustee.	8-K	001-13726	10.2	12/23/2015

4.7	Indenture dated as of October 5, 2016, among Chesapeake Energy Corporation, the subsidiary guarantors named therein and Deutsche Bank Trust Company Americas, as trustee, with respect to the 5.5% Convertible Senior Notes due 2026.	8-K	001-13726	4.1	10/5/2016

4.8	Sixth Supplemental indenture dated as of December 20, 2016 to indenture dated as of April 24, 2014 with respect to 8.00% Senior Notes due 2025.	8-K	001-13726	4.2	12/20/2016

4.9	Seventh Supplemental Indenture dated as of June 6, 2017 to Indenture dated as of April 24, 2014 with respect to 8.00% Senior Notes due 2027.	8-K	001-13726	4.2	6/7/2017

4.10	Eighth Supplemental Indenture, dated as of September 27, 2018 to Indenture dated as of April 24, 2014 with respect to 7.00% Senior Notes due 2024.	8-K	001-13726	4.2	9/27/2018

4.11	Ninth Supplemental Indenture, dated as of September 27, 2018 to Indenture dated as of April 24, 2014 with respect to 7.50% Senior Notes due 2026.	8-K	001-13726	4.3	9/27/2018

4.12	Tenth Supplemental Indenture, dated as of April 3, 2019 to Indenture dated as of April 24, 2014 with respect to 8.00% Senior Notes due 2026.	8-K	001-13726	4.2	4/5/2019

4.13	Registration Rights Agreement, dated as of April 3, 2019, among Chesapeake Energy Corporation, the subsidiary guarantors named therein and the dealer managers party thereto, with respect to 8.00% Senior Notes due 2026.	8-K	001-13726	4.4	4/5/2019

4.14.1	Indenture dated as of February 1, 2017 by and among WildHorse Resource Development Corporation, as Issuer, each of the guarantors party thereto, and U.S. Bank National Association, as Trustee.	8-K	001-37964	4.1	2/1/2017

4.14.2	First Supplemental Indenture, dated as of June 30, 2017, by and among WHR Eagle Ford LLC, WildHorse Resource Development Corporation, the other subsidiary guarantors named therein and U.S. Bank National Association, as Trustee.	10-Q	001-37964	4.6	8/10/2017

4.14.3	Second Supplemental Indenture, dated as of January 8, 2018 among Burleson Sand LLC, WildHorse Resource Development Corporation, the other subsidiary guarantors named therein and U.S. Bank National Association, as Trustee.	10-K	001-37964	4.6	3/12/2018

4.14.4	Third Supplemental Indenture, dated as of August 2, 2018 among WHCC Infrastructure, a subsidiary of WildHorse Resource Development Corporation, the other Guarantors (as defined in the Indenture referred to therein) and U.S. Bank National Association, as Trustee.	10-Q	001-37964	4.6	8/9/2018

4.14.5	Fourth Supplemental Indenture, dated as February 1, 2019 among Brazos Valley Longhorn, L.L.C., as Successor Issuer, Brazos Valley Longhorn Finance Corp., as Co-Issuer, the Guarantors (as defined in the Indenture referred to therein) and U.S. Bank National Association, as Trustee.	8-K	001-13726	4.1	2/1/2019

4.14.6	Fifth Supplemental Indenture, dated as of December 19, 2019, to Indenture dated as of February 1, 2017, among Brazos Valley Longhorn, L.L.C., Brazos Valley Longhorn Finance Corp., the guarantors named therein, and U.S. Bank National Association, as trustee.	8-K	001-13726	4.5	12/26/2019

4.15.1	Indenture, dated as of December 19, 2019, among Chesapeake Energy Corporation, the guarantors named therein, and Deutsche Bank Trust Company Americas, as trustee and as collateral trustee, with respect to 11.5% Senior Notes due 2025.	8-K	001-13726	4.1	12/26/2019

4.15.2	First Supplemental Indenture, dated as of December 23, 2019, to Indenture dated as of December 19, 2019, among Chesapeake Energy Corporation, the guarantors named therein, and Deutsche Bank Trust Company Americas, as trustee and as collateral trustee, with respect to 11.5% Senior Notes due 2025.	8-K	001-13726	4.2	12/26/2019

4.16	Term Loan Agreement, dated as of December 19, 2019, among Chesapeake Energy Corporation, the lenders party thereto, and GLAS USA LLC, as term agent.	8-K	001-13726	4.3	12/26/2019

4.17	Class A Term Loan Supplement, dated as of December 19, 2019, among Chesapeake Energy Corporation, the lenders party thereto, and GLAS USA LLC, as term agent.	8-K	001-13726	4.4	12/26/2019

4.18	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.					X

10.1.1†	Chesapeake’s 2005 Amended and Restated Long Term Incentive Plan.	8-K	001-13726	10.1	6/20/2013

10.1.2†	Form of Nonqualified Stock Option Agreement for 2005 Amended and Restated Long Term Incentive Plan.	8-K	001-13726	10.1	2/4/2013

10.2.1†	Chesapeake Energy Corporation Amended and Restated Deferred Compensation Plan, effective January 1, 2016.	10-K	001-13726	10.3	2/25/2016

10.2.2†	Amendment to the Chesapeake Energy Corporation Deferred Compensation Plan, effective January 1, 2019.	10-K	001-13726	10.3.2	2/27/2019

10.3.1†	Chesapeake Energy Corporation Deferred Compensation Plan for Non-Employee Directors.	10-K	001-13726	10.16	3/1/2013

10.3.2†	Amendment to the Chesapeake Energy Corporation Deferred Compensation Plan for Non-Employee Directors, effective January 1, 2017.	10-K	001-13726	10.3.2	3/3/2017

10.4.1†	Employment Agreement dated as of May 20, 2013 between Robert D. Lawler and Chesapeake Energy Corporation.	8-K	001-13726	10.1	5/23/2013

10.4.2†	Amendment to Employment Agreement between Robert D. Lawler and Chesapeake Energy Corporation dated as of June 16, 2016.	8-K	001-13726	10.1	6/17/2016

10.4.3†	Amendment to Employment Agreement between Robert D. Lawler and Chesapeake Energy Corporation dated as of December 31, 2018.	8-K	001-13726	10.1	1/4/2019

10.4.4†	Pension Makeup Restricted Stock Award Agreement for Robert D. Lawler, dated June 17, 2018.	10-Q	001-13726	10.1	8/1/2018

10.5†	Employment Agreement dated as of January 1, 2019 between Domenic J. Dell’Osso, Jr. and Chesapeake Energy Corporation.	8-K	001-13726	10.2	1/4/2019

10.6†	Employment Agreement dated as of January 1, 2019 between James R. Webb and Chesapeake Energy Corporation.	8-K	001-13726	10.3	1/4/2019

10.7†	Employment Agreement dated as of January 1, 2019 between Frank J. Patterson and Chesapeake Energy Corporation.	8-K	001-13726	10.4	1/4/2019

10.8†	Employment Agreement dated as of January 1, 2019 between Chesapeake Energy Corporation and William M. Buergler.	10-K	001-13726	10.10	2/27/2019

10.9†	Form of Employment Agreement dated as of January 1, 2019 between Executive Vice President/Senior Vice President and Chesapeake Energy Corporation.	10-K	001-13726	10.11	2/27/2019

10.10†	Form of Indemnity Agreement for officers and directors of Chesapeake Energy Corporation and its subsidiaries.	8-K	001-13726	10.3	6/27/2012

10.11†	Chesapeake Energy Corporation 2013 Annual Incentive Plan.	DEF 14A	001-13726	Exhibit G	5/3/2013

10.12.1†	Chesapeake Energy Corporation Restated 2014 Long Term Incentive Plan.	10-Q	001-13726	10.1	8/3/2017

10.12.2†	Form of Restricted Stock Unit Award Agreement for 2014 Long Term Incentive Plan.	10-Q	001-13726	10.2	8/6/2014

10.12.3†	Form of Restricted Stock Award Agreement for 2014 Long Term Incentive Plan.	10-Q	001-13726	10.3	8/6/2014

10.12.4†	Form of Nonqualified Stock Option Agreement for 2014 Long Term Incentive Plan.	10-Q	001-13726	10.4	8/6/2014

10.12.5†	Form of Performance Share Unit Award Agreement for 2014 Long Term Incentive Plan.	10-Q	001-13726	10.10	5/9/2019

10.12.6†	Form of Non-Employee Director Restricted Stock Unit Award Agreement for 2014 Long Term Incentive Plan.	10-Q	001-13726	10.6	8/6/2014

10.13	Registration Rights Agreement, by and among Esquisto Holdings, LLC, WHE AcqCo Holdings, LLC, WHR Holdings, LLC, NGP XI US Holdings, L.P., CP VI Eagle Holdings, L.P. and Chesapeake Energy Corporation, dated as of October 29, 2018.	8-K	001-13726	10.3	10/30/2018

10.14	Intercreditor Agreement, dated as of December 19, 2019, by and among MUFG Union Bank, N.A., as priority lien agent, and Deutsche Bank Trust Company Americas, as second lien collateral trustee, and acknowledged and agreed to by Chesapeake Energy Corporation and certain of its subsidiaries.	8-K	001-13726	10.1	12/26/2019

10.15	Collateral Trust Agreement, dated as of December 19, 2019, by and among Chesapeake Energy Corporation, the guarantors named therein, and Deutsche Bank Trust Company Americas as the representative of the holders of the Second Lien Notes and as collateral trustee.	8-K	001-13726	10.2	12/26/2019

10.16	Collateral Trust Agreement, dated as of December 19, 2019, by and among MUFG Union Bank, N.A., as collateral trustee and revolver agent, and GLAS USA LLC, as term loan agent, and acknowledged and agreed by Chesapeake Energy Corporation and certain of its subsidiaries.	8-K	001-13726	10.3	12/26/2019

21	Subsidiaries of Chesapeake Energy Corporation.					X

23.1	Consent of PricewaterhouseCoopers LLP.					X

23.2	Consent of Software Integrated Solutions, Division of Schlumberger Technology Corporation.					X

31.1	Robert D. Lawler, President and Chief Executive Officer, Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Domenic J. Dell’Osso, Jr., Executive Vice President and Chief Financial Officer, Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Robert D. Lawler, President and Chief Executive Officer, Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Domenic J. Dell’Osso, Jr., Executive Vice President and Chief Financial Officer, Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

95.1	Mine Safety Disclosures					X

99.1	Report of Software Integrated Solutions, Division of Schlumberger Technology Corporation.	X

101 INS	Inline XBRL Instance Document.	X

101 SCH	Inline XBRL Taxonomy Extension Schema Document.	X

101 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

101 LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.	X

101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

104	Cover Page Interactive Data file - the Cover Page Interactive Data File does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant hereby undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.
**	The Company agrees to furnish a copy of any of its unfiled long-term debt instruments to the Securities and Exchange Commission upon request.
†	Management contract or compensatory plan or arrangement.
††	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted and submitted separately to the Securities and Exchange Commission.

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

CHESAPEAKE ENERGY CORPORATION

Date: February 27, 2020	By:	/s/ ROBERT D. LAWLER
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

Signature	Capacity	Date
/s/ ROBERT D. LAWLER	President and Chief Executive Officer (Principal Executive Officer)	February 27, 2020
Robert D. Lawler

/s/ DOMENIC J. DELL'OSSO, JR.	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 27, 2020
Domenic J. Dell'Osso, Jr.

/s/ WILLIAM M. BUERGLER	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 27, 2020
William M. Buergler

/s/ R. BRAD MARTIN	Chairman of the Board	February 27, 2020
R. Brad Martin

/s/ GLORIA R. BOYLAND	Director	February 27, 2020
Gloria R. Boyland

/s/ LUKE R. CORBETT	Director	February 27, 2020
Luke R. Corbett

/s/ MARK A. EDMUNDS	Director	February 27, 2020
Mark A. Edmunds

/s/ LESLIE S. KEATING	Director	February 27, 2020
Leslie S. Keating

/s/ MERRILL A. MILLER, JR.	Director	February 27, 2020
Merrill A. Miller, Jr.

/s/ THOMAS L. RYAN	Director	February 27, 2020
Thomas L. Ryan