Form 10-K/A
period 2019-12-31
CHESAPEAKE ENERGY CORP
filed 2020-04-29
CIK 895126

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
Large Accelerated Filer ☒  Accelerated Filer ☐  Non-accelerated Filer ☐
Smaller Reporting Company ☐  Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of our common stock held by non-affiliates on June 28, 2019, was approximately $2.2 billion. As of April 24, 2020, there were 9,783,101 shares of our $0.01 par value common stock outstanding.
__________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
None.

Explanatory Note

Chesapeake Energy Corporation (the “Company,” “Chesapeake” or “we”) filed its Annual Report on Form 10-K for the year ended December 31, 2019 (the “Original 10-K Filing”) with the Securities and Exchange Commission on February 27, 2020. Pursuant to General Instruction G(3) to Form 10-K, the Company incorporated by reference the information required by Part III of Form 10-K from our definitive proxy statement for the 2020 Annual Meeting of Shareholders (the “2020 Proxy Statement”) that we expected to file with the Commission not later than 120 days after the end of the fiscal year covered by the Original 10-K Filing. Because the definitive 2020 Proxy Statement will not be filed with the Commission before such date, the Company is filing this Amendment No. 1 to the Original 10-K Filing (this “Form 10-K/A”) to provide the additional information required by Part III of Form 10-K.

Except for the addition of Part III information and the filing of new certifications by our principal executive officer and principal financial officer, this Form 10-K/A does not amend or otherwise update any other information in the Original 10-K Filing, and the Original 10-K Filing, as amended by this Form 10-K/A, continues to speak as of the date of the Original 10-K Filing. Accordingly, this Form 10-K/A should be read in conjunction with the Original 10-K Filing and with our filings with the SEC subsequent to the Original 10-K Filing.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
2019 ANNUAL REPORT ON FORM 10-K/A

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Our Board of Directors

The Board is elected by the shareholders to oversee their interest in the long-term health and the overall success of our business and its financial strength. The Board serves as the ultimate decision-making body, except for those matters reserved to or shared with shareholders. The Board selects and oversees the members of senior management, who are charged by the Board with conducting our business.

The Chairman presides at all meetings of the Board, as well as executive sessions of non-employee directors, and, in consultation with non-employee directors, our CEO and management, establishes the agenda for each Board meeting. The Board has also delegated certain matters to its four committees, each of which is chaired by an independent director. The Board believes that this leadership structure provides an effective governance framework at this time.

Directors

Mark A. Edmunds

Independent Director, since August 2018

Deloitte LLP, Retired Vice Chairman, 2007 – 2019, and Partner, 1989 – 2019

Age: 63

PRIOR BUSINESS EXPERIENCE

- Deloitte LLP
  - > Leader of Asia Pacific Oil and Gas Practice, 2016 – 2018
  - > Leader of America's Oil and Gas Practice, 2012 – 2016
  - > US Board of Directors, 2011 – 2013
  - > Audit and Global Committee, 2011 – 2013
  - > Elected Leader Succession Committee, 2015 – 2019
  - > Partner, 1989 – 2019
  - > Deloitte staff and management, 1981 – 1989
- Peat Marwick Mitchell (KPMG), 1979 – 1981

OTHER POSITIONS

- Larkin Street Youth Services, Board of Trustees/Honorary Board, 2005 – Present
- Positive Coaching Alliance, National Advisory Board, 2006 – Present
- SFJAZZ, Board of Trustees/Executive Committee, 2013 – Present
- Saint Mary's College, Dean's Advisory Board of the School of Economics and Business Administration, 2015 – Present

EDUCATION

- University of Texas

Leslie Starr Keating

Independent Director, since 2017

Advance Auto Parts, Inc. (NYSE: AAP), Retired Executive Vice President – Supply Chain Strategy and Transformation, 2017 – 2019

Age: 59

PRIOR BUSINESS EXPERIENCE

- PepsiCo (NASDAQ: PEP)
  - > SVP Supply Chain, 2008 – 2017
  - > VP of Commercialization and Supply Chain, Frito-Lay Division, 2004 – 2008
  - > VP Logistics and Warehousing, North America, Frito-Lay Division, 2001 – 2004
  - > Vice President of Operations, North Division, 1998 – 2001
  - > Director of Operations, Mid-Atlantic Region, 1995 – 1998
  - > Director of Operations, Florida Region, 1992 – 1995
  - > Various management roles, 1985 – 1992
- The Procter & Gamble Company (NYSE: PG)
  - > Mechanical Engineer and Line Department Manager, 1982 – 1985

CURRENT PUBLIC COMPANY BOARDS

- SunOpta, Inc. (NASDAQ: STKL)

OTHER POSITIONS

- River Logic, Inc., Director, 2016 – 2018
- Make-A-Wish Foundation, North Texas, Chairman of the Board
- Young Men's Service League

EDUCATION

- Virginia Tech University
- Georgia State University, MBA

Robert D. ("Doug") Lawler

Director, since 2013

Chesapeake Energy Corporation (NYSE: CHK), President and CEO, since 2013

Age: 53

PRIOR BUSINESS EXPERIENCE

- Anadarko Petroleum Corporation (NYSE: APC)
  - > SVP, International and Deepwater Operations and Member of Executive Committee, 2012 – 2013
  - > VP, International Operations, 2011 – 2012
  - > VP, Operations for Southern and Appalachia Region, 2009 – 2012
  - > VP, Corporate Planning, 2008 – 2009
  - > Various senior management positions, 2006 – 2009
- Kerr-McGee Corporation (NYSE: KMG)
  - > Various engineering and management positions, 1988 – 2006 (acquired by Anadarko in 2006)

OTHER POSITIONS

- Pilot Travel Centers LLC (dba Pilot/Flying J), Director
- American Petroleum Institute, Director

EDUCATION

- Colorado School of Mines
- Rice University, MBA

Merrill A. ("Pete") Miller, Jr.

Independent Director, since 2007

NOW Inc. (NYSE: DNOW), Retired Executive Chairman

Age: 69

PRIOR BUSINESS EXPERIENCE

- NOW Inc. (NYSE: DNOW)
  - > Executive Chairman, 2014 – 2017
- National Oilwell Varco, Inc. (NYSE: NOV)
  - > President and CEO, 2001 – 2014
  - > Chairman, 2002 – 2014
  - > President and COO, 2000 – 2001
  - > President, Products and Technology Group, 1997 – 2000
  - > VP Marketing, Drilling Systems, 1996 – 1997
- Chesapeake Energy Corporation (NYSE: CHK)
  - > Lead Independent Director, 2010 – 2012
- Anadarko Drilling Company
  - > President, 1995 – 1996
- Helmerich & Payne International Drilling Company (NYSE: HP)
  - > Various senior management positions, including VP U.S. Operations, 1980 – 1995

CURRENT PUBLIC COMPANY BOARDS

- Ranger Energy Services, Inc. (NYSE: RNGR), Chairman

PAST PUBLIC COMPANY BOARDS

- NOW Inc. (NYSE: DNOW)
- National Oilwell Varco, Inc. (NYSE: NOV)
- Transocean Ltd. (NYSE: RIG)

OTHER POSITIONS

- Offshore Energy Center, Director
- Petroleum Equipment Suppliers Association, Director
- National Petroleum Council

EDUCATION

- United States Military Academy
- Harvard Business School, MBA

Thomas L. Ryan

Independent Director, since 2013

Service Corporation International (NYSE: SCI), Chairman, since 2016, and CEO, since 2005

Age: 54

PRIOR BUSINESS EXPERIENCE

- Service Corporation International (NYSE: SCI)
  - > President, 2002 – 2015
  - > CEO European Operations, 2000 – 2002
  - > Various management positions, 1996 – 2000
- Coopers & Lybrand LLP, CPA, 1988 – 1996

CURRENT PUBLIC COMPANY BOARDS

- Service Corporation International (NYSE: SCI)
- Weingarten Realty Investors (NYSE: WRI)

PAST PUBLIC COMPANY BOARDS

- Texas Industries, Inc. (NYSE: TXI)

OTHER POSITIONS

- University of Texas McCombs Business School Advisory Council

EDUCATION

- University of Texas

Executive Officers

The names of executive officers of the Company and their ages, titles and biographies are incorporated by reference from Item 1 of Part I of the Original 10-K Filing.

Board of Director Criteria, Qualifications and Experience

The Board seeks a mix of directors with the qualities that will achieve the ultimate goal of a well-rounded, diverse Board. In accordance with its charter, the Nominating, Governance and Social Responsibility Committee (the “Nominating Committee”) seeks to include diverse candidates in all director searches, taking into account ethnicity, gender, age, cultural background, thought leadership and professional experience. The Nominating Committee and the Board believe that a boardroom with a wide array of talents and perspectives leads to innovation, critical thinking and enhanced discussion. The table below summarizes the qualifications that led to each director’s selection.

Director Qualifications

	Martin	Boyland	Corbett	Edmunds	Keating	Lawler	Miller	Ryan
Operational/Management Leadership	●	●	●	●	●	●	●	●
Current and/or Former Public Company CEO	●		●			●	●	●
Exploration and Production Industry			●	●		●	●
International	●	●	●	●	●	●	●	●
Engineering and Geoscience			●		●	●	●
Financial Oversight and Accounting	●		●	●		●	●	●
Government/Legal	●	●
Risk Management	●	●	●	●	●	●	●	●

The Nominating Committee considers all shareholder recommendations for director candidates, evaluating them in the same manner as candidates suggested by other directors or third-party search firms (which the Board retains from time to time, and has retained over the past year, to help identify potential candidates). The Board appointed four new directors since the 2016 annual meeting that were recommended by the Company’s search firm: Ms. Boyland, Mr. Corbett, Ms. Keating, and Mr. Edmunds. In addition, two new directors, Scott Gieselman and David Hayes, were appointed to the Board in 2019 pursuant to Chesapeake’s merger agreement with WildHorse Resource Development Corporation. Messrs. Gieselman and Hayes served as representatives of NGP Energy Capital Management until November 2019 when NGP made a pro rata distribution of its equity interest in Chesapeake to the respective partners of NGP’s investment funds.
To recommend a candidate for our Board, write to the Nominating Committee, c/o James R. Webb, Executive Vice President - General Counsel and Corporate Secretary, Chesapeake Energy Corporation, 6100 N. Western Avenue, Oklahoma City, OK 73118, and include all information that our bylaws require for director nominations.

Board Committees
A significant portion of the Board’s oversight responsibilities is carried out through its four standing committees, each of which is composed solely of independent non-employee directors.

COMMITTEE CHARTERS	Each committee has a charter that can be found on our website at www.chk.com/about/board-of-directors.
COMMITTEE COMPOSITION
Each committee member satisfies the NYSE’s and Chesapeake’s definitions of an “independent director,” and three of the four members of the Audit Committee are “audit committee financial experts” (as defined under SEC rules), in each case as determined by the Board.

COMMITTEE OPERATIONS
Each committee meets quarterly, and periodically as needed throughout the year, reports its actions and recommendations to the Board, receives reports from senior management, annually evaluates its performance and has the authority and funding to retain outside advisors. Committee chairs have the opportunity to call for executive sessions at each meeting.

COMMITTEE RESPONSIBILITIES	The primary responsibilities of each committee are listed below. For more detail, see the committee charters on our website.

AUDIT Chairman Thomas L. Ryan	FINANCE Chairman R. Brad Martin
Members: 5 // Independent: 5 // 2019 Meetings: 8 Audit Committee Financial Experts: 3	Members: 3 // Independent: 3 // 2019 Meetings: 4
Key Oversight Responsibilities	Key Oversight Responsibilities
●   Independent auditor engagement
●   Integrity of financial statements and financial disclosure
●   Financial reporting and accounting standards
●   Disclosure and internal controls
●   Enterprise risk management program
●   Compliance with legal and regulatory requirements
●   Oversight of VP of Internal Audit, who reports directly to the Audit Committee
●   Compliance and integrity programs
●   Internal audit functions
●   Employee/vendor anonymous hotline
●   Cybersecurity
●   Related party transactions

●   Annual budget
●   Financing strategy and financial policies, including debt agreements, revolving line of credit and debt/equity offerings
●   Oversight of capital planning, liquidity and debt reduction strategies, including asset sales, tender offers, equity exchange offers, and open market and/or negotiated repurchase transactions
●   Financial risk assessment program, including commodity price hedging and interest rate hedging policies, procedures and transactions
●   Strategic transactions, including potential acquisitions and divestitures

Members: Thomas L. Ryan†, Chairman Gloria R. Boyland Luke R. Corbett† Mark A. Edmunds† Leslie Starr Keating † Audit Committee Financial Export	Members: R. Brad Martin, Chairman Merrill A. (“Pete”) Miller, Jr. Thomas L. Ryan

COMPENSATION Chairman Merrill A. (“Pete”) Miller, Jr.	NOMINATING Chairman R. Brad Martin
Members: 4 // Independent: 4 // 2019 Meetings: 3	Members: 3 // Independent: 3 // 2019 Meetings: 4
Key Oversight Responsibilities	Key Oversight Responsibilities
●     Oversight of compensation plans that attract, retain and motivate executive officers and employees
●     Implementation of executive compensation plan with appropriate goals and objectives
●     CEO and senior executive performance evaluation
●     Incentive compensation programs, including 2014 Long Term Incentive Plan and Deferred Compensation Plan
●     Broad-based plans available to all employees, including 401(k) plan and health-benefit plans
●     Compensation of non-employee directors
●     Negotiation of executive employment agreements
●     Establishment and monitoring of compliance with stock ownership guidelines applicable to executive officers and directors

●     Director recruitment and evaluation, with emphasis on diversity
●     Corporate governance principles, policies and procedures - evaluation, oversight and implementation
●     Size and sufficiency of Board and committees
●     Board committee structure and membership
●     Annual Board self-assessment and evaluation
●     Shareholder engagement program
●     Conflict of interest reviews
●     Corporate social responsibility, including annual corporate responsibility report
●     Political spending and lobbying
●     Charitable donations
●     HSER compliance policies and procedures

Members: Merrill A. (“Pete”) Miller, Jr. Chairman Luke R. Corbett Mark A. Edmunds Leslie Starr Keating	Members: R. Brad Martin, Chairman Gloria R. Boyland Luke R. Corbett

Code of Business Conduct

The Board has adopted a Code of Business Conduct applicable to all directors, officers and employees of the Company, including our principal executive officer, principal financial officer and principal accounting officer. The Code is posted on the Company’s website at http://www.chk.com/responsibility/governance/compliance-and-ethics. Waivers of provisions of the Code as to any director or executive officer and amendments to the Code must be approved by the Audit Committee of the Board. We will post on our website required disclosure about any such waiver or amendment within four business days of such approval.

ITEM 11.	Executive Compensation

Compensation Discussion and Analysis
This Compensation Discussion and Analysis, or CD&A, describes the material elements of the compensation of our NEOs and describes the objectives and principles underlying our executive compensation programs, the compensation decisions made last year under those programs and the factors we considered in making those decisions.

2019 Named Executive Officers

•	Robert D. (“Doug”) Lawler
President and Chief Executive Officer, or CEO

•	Domenic J. (“Nick”) Dell’Osso, Jr.
Executive Vice President and Chief Financial Officer, or CFO

•	Frank J. Patterson
Executive Vice President - Exploration and Production

•	James R. Webb
Executive Vice President - General Counsel and Corporate Secretary

•	William M. Buergler
Senior Vice President and Chief Accounting Officer
Compensation Philosophy

The philosophy of the Compensation Committee is to have a program that:
●    Follows a pay-for-performance approach designed so that pay levels are strongly linked with our short-term operational performance and long-term market performance
●    Attracts and retains high-performing executives and employees across the organization
●    Aligns compensation with shareholder interests while rewarding long-term value creation
●    Applies compensation program design in a consistent manner at all levels of the organization
●    Discourages excessive risk by rewarding both short-term and long-term performance
●    Reinforces high ethical conduct, environmental awareness and safety
●    Maintains flexibility to better respond to the dynamic and cylindrical energy industry

How Our Compensation Program is Aligned with Company Performance

Our compensation philosophy, which is set by the Compensation Committee, is meant to align each executive’s compensation with Chesapeake’s short-term and long-term performance.

How do we link performance and pay?
Measure corporate performance across key metrics and over time periods aligned with investment lead times of the business to determine a significant portion of executives’ long-term and short-term compensation by emphasizing the following priorities:
●   Margin Enhancement;
●   Free Cash Flow;
●   Long-Term Net Debt/EBITDAX of 2x; and
●   HSER Excellence.

How did we perform in 2019?
Optimized our portfolio by acquiring and integrating higher-margin Brazos Valley oil growth platform;
Grew oil production 30% year over year, with oil reaching 26% of total production mix, a company record;
Increased adjusted EBITDAX margin per boe 14% year over year, despite significantly lower commodity prices;
Removed $900 million in total debt through capital market transactions in the fourth quarter; and
Generated highest EBITDAX per boe margin since 2014.

How did we pay?
2019 NEO base salaries increased by 3.5%;
Grant date dollar value of equity awarded to CEO increased by $750,000;
Annual incentive program payout formulaic based on 2019 company performance achievements and target bonus percentage held flat; and
Ultimate value of long-term stock awards determined by share price at vesting.

How do we manage risk?	Stock ownership guidelines; Unvested stock is at risk of forfeiture and cannot be used as collateral for any purpose; and Strong bonus clawback policy.

Compensation Governance

WHAT WE DO	WHAT WE DON’T DO
●   We gather, analyze and respond to shareholder feedback
●   87% of the CEO’s compensation (as reported in the Summary Compensation Table) is at-risk through time based or performance-based measures
●   56% of the CEO’s compensation (as reported in the Summary Compensation Table) is subject to achievement of objective, pre-established performance goals tied to financial, operational and strategic objectives
●   All equity awards under our 2014 LTIP are subject to “double-trigger” change-of-control vesting provisions
●   We apply robust stock ownership guidelines
●   We maintain a clawback policy to recapture unearned incentive payments
●   We use a representative and relevant peer group - in particular, the Compensation Committee, at the advice of our compensation consultant, recently revised the peer group to more closely represent Chesapeake’s enterprise value
●   Our Compensation Committee is made up solely of independent directors and uses and independent compensation consultant

●   No tax gross-ups
●   No cash payments upon death or disability
●   No “single-trigger” change-of-control payments
●   No repricing of underwater stock options
●   No hedging or pledging of Company stock by executive officers or directors
●   No excessive perquisites

Shareholder Outreach

Chesapeake understands the importance of maintaining a robust shareholder outreach program. Since our 2019 annual meeting, the Chairman of our Compensation Committee, along with management, continued this practice and addressed a variety of topics, including corporate governance, executive compensation, operating and financial performance, corporate strategy and debt reduction efforts. We believe our regular outreach has been productive and our dialogue with a significant number of large shareholders has given us a better understanding of our shareholders’ views on those topics.

Process for Determining Executive Compensation

The Compensation Committee has overall responsibility for approving and evaluating the executive officer compensation plans, policies and programs of the Company. In determining compensation, the Compensation Committee makes an overall assessment of the performance of the NEOs, both individually and as a team, on an annual basis. In 2019, the Compensation Committee’s approach consisted of both: (a) an objective consideration of the Company’s performance relative to predetermined metrics as more fully described beginning on page 19 under the caption “Primary Executive Compensation Elements for 2019”; and (b) a subjective consideration of each NEO’s performance and overall role in the organization, as well as consideration of the median compensation of similarly situated executives among our compensation peer group, which is described on page 17 under the caption “Compensation Peer Group.” In its assessment of the performance of each NEO in 2019, the Compensation Committee considered the following:

Independent Compensation Consultant

Pursuant to its charter, the Compensation Committee may retain a compensation consultant, and is directly responsible for the appointment, compensation and oversight of the work of any compensation consultant that it retains. The Compensation Committee retained Longnecker and Associates, or “L&A,” a national executive compensation consulting firm, as its independent compensation consultant to review and provide recommendations concerning all the components of the Company’s executive compensation program. L&A performs services solely on behalf of the Compensation Committee and has no relationship with the Company or management except as it may relate to performing such services. L&A assists the Compensation Committee in defining the Company’s peer companies for executive compensation and practices, and in benchmarking our executive compensation program against the peer group. L&A also assists the Compensation Committee with all aspects of the design of our executive and director compensation programs to ensure appropriate linkage between pay and performance. The Compensation Committee assessed the independence of L&A pursuant to the standards set forth in the NYSE Listed Company Manual and concluded that no conflict of interest exists that prevents L&A from independently representing the Compensation

Committee. L&A attended and provided advice at all Compensation Committee meetings, including executive sessions. In 2019, the Company paid $387,295 for L&A’s services.
Chief Executive Officer and Management Role in Executive Compensation Process
The Company’s CEO has an active role in determining executive compensation, and typically makes recommendations to and participates in discussions with the Compensation Committee to provide information regarding the compensation of the other NEOs. The Compensation Committee discusses the compensation of each NEO and approves the final NEO compensation amounts, subject to such modifications as it deems appropriate. The Compensation Committee discusses the compensation of the CEO in executive session with its independent compensation consultant and approves his final compensation amounts. Following such approvals, the Compensation Committee provides a report of its executive compensation decisions to the full Board for discussion and ratification. The CEO, not being a member of the Compensation Committee, does not vote at Compensation Committee meetings or participate in discussions about his compensation, and he does not participate in the Board’s discussion or vote on the acceptance and ratification of the Compensation Committee’s approvals or reports with respect to his compensation.
In addition to the participation of our CEO, other members of senior management typically provide the CEO and Compensation Committee and its advisors with detailed information and analyses regarding each element of executive officer compensation (other than for the CEO) to facilitate the Compensation Committee’s annual review.
Primary Executive Compensation Elements for 2019

COMPENSATION COMPONENT		DELIVERY METHOD	PURPOSE
Fixed Compensation	Base Salary	Cash	To competitively compensate executives to reflect levels of responsibility and contribution to the success of the Company
Performance Based Compensation	Annual Incentive Awards	Cash	To provide an incentive focused on short-term, one-year performance of established metrics
	Long-Term Incentive Awards	RSUs 25% of the total value	To ensure executives experience long-term value linked to shareholder value by linking ultimate award to share price movement
		Options 25% of the total value	To link the CEO directly to shareholder value with three-year vesting and a 10-year term
		PSUs 50% of the total value (payable in cash)	To focus executives on delivery of longer-term measures designed to drive enhanced shareholder value

Pay for Performance

As illustrated above, the total direct compensation of our NEOs is heavily weighted towards variable, at-risk compensation that is tied to company performance. As a result, the actual amounts realized or realizable at a given time often significantly differ from the amounts reported in the Summary Compensation Table.
The graph below shows the difference among our CEO’s 2019 compensation at the target level, as reported in the Summary Compensation Table, and the actual realized value of his compensation during 2019. For example, because of our performance in 2019 against our AIP goals, our CEO earned $1,917,338 bonus amount under the AIP. Pursuant to the rigorous metrics of the 2017 PSU awards, only one of the two metrics was met and fewer than target amount of PSUs vested and paid out in 2019. With respect to the 2018 and 2019 PSU awards, each achieved a performance level slightly above target. As a result, the actual realized amount of pay shown below is more representative of the compensation actually earned for 2019 than the corresponding target amount of pay set by the Compensation Committee, or the corresponding amount of pay reported for our CEO in the Summary Compensation Table for 2019, which reflects the accounting value of equity awards.

Compensation Peer Group

The Compensation Committee adopted a significantly revised peer group for 2018, with more than half of the previous peer companies being replaced with new peer companies. The Compensation Committee retained this peer group for 2019. The companies in our 2019 peer group have several characteristics in common. Specifically, they: (a) are complex organizations of similar size within the oil and gas exploration and production industry; (b) have large U.S. production and global reserves; (c) operate with similar geographic plays and operations; and (d) are competitors for exploration prospects and for the same talent pool of potential employees and executive level talent.

The Compensation Committee based its decision on a peer group report prepared by L&A and an analysis of factors deemed most important in determining the Company’s peer group, including enterprise value, market capitalization and U.S. production data as of October 31, 2017 (the most current information available at the time of the decision). The Compensation Committee considered enterprise value because it believes enterprise value is a more comprehensive measure of a company’s total value than market capitalization, which fails to incorporate substantive operating metrics and a company’s relative amount of debt.

The following table shows the companies that were utilized as the peer group for the 2019 compensation decisions.

Company Name	2017 U.S. Production (mmboe)(a)	2017 U.S. Enterprise Value ($mm)(a)	2017 Market Cap ($mm)(a)
Anadarko Petroleum Corporation	258	39,940	27,284
Chesapeake Energy Corporation	233	15,262	3,497
Devon Energy Corporation	174	31,455	18,834
EQT Corporation	129	16,933	10,741
Antero Resources Corporation	113	11,887	5,994
Noble Energy, Inc.	110	20,277	13,657
Range Resources Corporation	94	8,305	4,457
Pioneer Natural Resources Company	88	25,304	24,768
Apache Corporation	82	23,716	15,538
Encana Corporation	60	14,726	10,928
Cimarex Energy Co.	59	12,058	11,091
Newfield Exploration Company	55	7,853	5,968
(a)   Source: Bloomberg, as of 10/30/2017. U.S. production is the average total production for the trailing 12 months ending 10/30/2017. Enterprise Value is calculated as the market capitalization plus outstanding debt and preferred stock, less cash and cash equivalents.

Use of Market Data from 2019 Peer Group

The Compensation Committee used the 2019 peer group solely as a reference point to assess each NEO’s target total direct compensation (i.e., base salary, target annual performance bonus and the grant date fair value of long-term incentive awards). Specifically, the Compensation Committee reviewed the target total direct compensation of our NEOs against the market data described in the 2019 peer group report prepared by L&A primarily to ensure that our executive compensation program, as a whole, is positioned competitively to attract and retain the highest caliber of executive officers and that the total direct compensation opportunity for the executive officer group is aligned with our corporate objectives and strategic needs. The Compensation Committee generally does not target a specific percentile for setting the level of compensation for the NEOs and did not otherwise use a formulaic approach to setting pay against the market data. Rather, the Compensation Committee typically reviews a range of market reference points (generally at the 25th, 50th and 75th percentile of the market data) for target total direct compensation (including the elements of pay described above) as one factor before making compensation determinations. The Compensation Committee believes that over-reliance on benchmarking can result in compensation that is unrelated to the value delivered by our executive officers, because compensation benchmarking does not take into account company-to-company variations among actual roles with similar titles or the specific performance of the executive officers. For 2019, the target total direct compensation of each NEO was between the 50th and 75th percentile of the market data.

Compensation Actions for 2019

2019 Base Salaries
Base salaries reflect each NEO’s level of responsibility, leadership, tenure and contribution to the success and profitability of the Company and the competitive marketplace for executive talent specific to our industry. In March 2019, the Compensation Committee reviewed base salaries for the NEOs and determined that, after remaining flat over the preceding three years, an increase of 3.5% was warranted based upon an evaluation of the peer survey data.

Name	2017 Base Salary	2018 Base Salary	2019 Base Salary
Robert D. (“Doug”) Lawler	$1,300,000	$1,300,000	$1,345,000
Domenic J. (“Nick”) Dell’Osso, Jr.	725,000	725,000	750,375
Frank J. Patterson	660,000	660,000	683,100
James R. Webb	625,000	625,000	646,875
William M. Buergler(a)	365,677	419,999	434,700

(a)	Mr. Buergler was not a NEO in 2017 or 2018.

2019 Annual Incentive Program
The 2019 AIP was established pursuant to the 2013 Annual Incentive Plan, which was approved by shareholders at the 2013 annual meeting. The structure of the 2019 AIP tracks the prior year’s annual incentive program; with the performance metrics for 2019 reflecting continued emphasis on financial measures (cash and value generation) and a lesser emphasis on operational measures. The 2019 AIP metrics were intended to emphasize and measure how well the Company’s assets are performing. The Compensation Committee set rigorous targets for the 2019 AIP after reviewing the market conditions and the Company’s prior year performance. For example, the 2019 AIP oil production metric was set 27% above the Company’s 2018 actual oil production. The Compensation Committee believed these metrics provide a good measure of the Company’s annual production and determined to continue to evaluate performance with these metrics in 2019.

The Compensation Committee determined that commodity prices and external peer survey data did not warrant an increase in the target percentage of base salary payable under the annual incentive program, which were 150% for the CEO, 125% for EVPs and 80% for SVPs.

Calculating Annual Incentive Awards
The following formula was used to calculate the payment that could be awarded to each named executive officer under the 2019 AIP:
Following the end of 2019, the Compensation Committee determined the payout factor based on the Company’s weighted achievement of pre-established goals. The program was structured to have threshold, target and maximum performance levels and the corresponding payout opportunities of 0%, 100% and 200% of the target percentage of base salary (using linear interpolation for performance levels falling between threshold and target and between target and maximum). For each metric, there would be a maximum payout of 200% of each individual’s target percentage for exceptional performance, as discussed below. The following chart provides an example of the range of 2019 AIP payout percentages if executives had achieved only target performance, as well as an example of payout at 200% performance level.

Name	Base	Annual Incentive Program Target as % of Base	Annual Incentive Program at Target (100% Performance Metrics Achieved)	200% Performance Achievement
Robert D. (“Doug”) Lawler	$1,345,000	150%	$2,018,250	$4,036,500
Domenic J. (“Nick”) Dell’Osso, Jr.	750,375	125%	937,969	1,875,938
Frank J. Patterson	683,100	125%	853,875	1,707,750
James R. Webb	646,875	125%	808,594	1,617,188
William M. Buergler	434,700	80%	347,760	695,250

2019 AIP Performance Goals and Calculation of Payout Factor
For the 2019 AIP, the Compensation Committee established the performance goals detailed in the table below, which it believed appropriately reflected factors that would positively impact shareholder value during 2019 and beyond. Each metric was focused on delivery of one of the following three long-term corporate objectives:

•	Enhanced liquidity

•	Increased financial return

•	Top-tier HSER programs
The 2019 AIP metrics were designed to incentivize our management team to deliver enhanced ROIC, additional debt reduction, increased EBITDA and improved free cash flow. The targets were drawn from the Company’s forecast, which is developed in consultation with the Board. The 2019 AIP metrics and payout calculation are shown in the table below:

Goal	Goal Weighting	Threshold 0%	Target 100%	Maximum 200%	2019 Actuals	Goal Payout Factor (Performance based on payout scale)	Weighted Goal (Goal Weighting Goal payout Factor)
Free Cash Flow(a) ($B)	20%	(0.600)	($0.400)	$0	$0.56	19%	3.7
$2,392 Capital Expenditures(b) ($B)	20%	$2.553	$2.263	$2.153	$2.273	97%	19.3
Improvement in Cash Costs(c) ($/boe)	20%	$11.48	$10.93	$10.38	$10.79	111%	22.2
$2,392 EBITDA(d) ($B)	10%	$2.192	$2.392	$2.592	$2.511	160%	16.0
Total Financial Measures	70%						61.2
Oil Production(e) (mmbbl)	20%	104	114	124	117.77	138%	27.5
Total Productivity Measures	20%						27.5
Total Recordable Incident Rate(f)	5%	0.38	0.31	0.20	0.16	200%	10.0
Reportable Spills(g)	5%	80	65	50	87	0%	0.0
Total HSER Measures	10%						10.0
EARNED AWARD							98.7
NEGATIVE DISCRETION							-3.7
NET EARNED AWARD							95.0

(a)    “Free Cash Flow” is the Summation of all cash flows other than those used or received via financing transactions and WRD transaction costs.
(b)    “Capital Expenditures” include D&C capex (predrill, drilling, completions and TIL costs) on proved and unproved properties, acquisition costs of unproved properties (leasehold), other capital expenditures (such as G&G, IT, vehicles, buildings, P&A, recompletes capital expenses, etc.) and excludes capitalized interest. Any costs related to the acquisition of working interest for proved properties are treated as an acquisition rather than capital expenditures.
(c)    “Cash Cost” is calculated as production expenses (excluding ad valorem tax & PA impact fee), plus GP&T expenses, plus general and administrative expenses (less stock-based compensation) divided by total production on a boe basis (net operated and non-operated sales volumes for 2019 accounting months). Cash cost is not adjusted for 2019 asset sales.
(d)    “EBITDA” is net income before interest expense, income taxes, depreciation, depletion and amortization expenses. Excludes unrealized gains/losses on commodity derivatives and other items that are typically excluded by securities analysts and referred to as Adjusted EBITDA.
(e)    “Oil Production” means total daily average oil production for the year of 2019. Measure reflects net operated and non-operated sales volumes by accounting month.
(f)    “Total Recordable Incident Rate” is the number of recordable incidents divided by total number of hours worked over 200,000 hours for CHK employees and contingent labor.
(g)    “Reportable Spills” is the number of spills reportable to a regulatory agency.

Actual Payments for 2019
The following table shows the actual amounts awarded under the 2019 AIP:

Name	Base Salary ($)	Payout Factor (%)	Actual Earned 98.7% Performance ($)	Committee Certified 95% Payout Level ($)
Robert D. (“Doug”) Lawler	1,345,500	98.7	1,991,675	1,917,338
Domenic J. (“Nick”) Dell’Osso, Jr.	750,375	98.7	925,618	891,070
Frank J. Patterson	683,100	98.7	842,632	811,181
James R. Webb	646,875	98.7	797,947	768,164
William M. Buergler	434,700	98.7	343,181	330,372
The Compensation Committee chose to employ negative discretion to reduce the payout level under the AIP from 98.7% to 95.0%. While the Company achieved the metrics designed to incentivize the management team to deliver enhanced ROIC, additional debt reduction, increased EBITDA and improved cash flow, those results did not translate into shareholder return. While the Compensation Committee believes that the negative stock performance was primarily attributable to the numerous challenges facing the oil and gas industry as a whole and the Company’s legacy debt load, the Compensation Committee is committed to fostering a pay-for-performance culture. As a result, the Compensation Committee determined it was appropriate to employ negative discretion this year.
2019 Long-Term Incentive Program
Long-term incentives align the compensation of the NEOs with the long-term interests of our shareholders. Target total direct compensation is weighted heavily toward long-term incentive compensation, consistent with our goal of long-term shareholder value creation.
Size and Form of 2019 Regular Long-Term Incentive Awards
The size of equity awards granted to each NEO is based on an estimated target dollar value. The Compensation Committee generally determines the target value based on each NEO’s level of responsibility, leadership, tenure and contribution to the success and profitability of the Company and a review of the compensation levels for individuals in the peer group companies with similar titles and responsibilities. The Compensation Committee also considers potential shareholder dilution.

The Compensation Committee allocates the dollar value of each NEO’s equity award between time-based awards and performance-based awards. 2019 regular long-term incentive awards for NEOs, with the exception of Mr. Lawler, consisted of one-half RSUs (the value of which was based upon the closing price of the Company’s common stock on the date of grant) and one-half cash settled PSUs. Mr. Lawler’s 2019 long-term incentive awards consisted of one-quarter RSUs (the value of which was based on the closing price of the Company’s common stock on the grant date), approximately one-quarter stock options (the value of which was determined using the Black-Scholes option pricing model on the grant date) and approximately one-half cash-settled PSUs. Due to the limitations within the 2014 LTIP, Mr. Lawler’s stock option and RSU awards were each capped at 1,000,000 shares. As a result, his $1,810,000 stock option grant represented 16% of his target award value, his $2,875,000 RSU award represented 25% of his target award value and the balance, $6,815,000 or 59%, was awarded as PSUs.

Name	2019 Aggregate Grant Date Target Value ($)
Robert D. (“Doug”) Lawler	11,500,002
Domenic J. (“Nick”) Dell’Osso, Jr.	3,500,002
Frank J. Patterson	3,400,003
James R. Webb	3,000,003
William M. Buergler	1,200,005

2019 Time-Based Awards
RSUs and stock options each vest ratably over a three-year period beginning on the first anniversary of the grant date. The Compensation Committee continues to believe that RSUs play an important role in accomplishing the objectives of the executive compensation program, in particular, retention and alignment with shareholder interest. The Compensation Committee also continues to believe that time-vested stock options further tie compensation to Company performance, given that stock options only have value if the Company’s stock price increases after the date of grant.
2019 PSU Awards
The 2019 target PSUs are earned, in three tranches, over a three-year performance period ending on December 31, 2021. The first tranche of PSUs vested on March 7, 2020 (the “First Tranche PSUs”), the second tranche of PSUs will vest on March 7, 2021 (the “Second Tranche PSUs”) and the third tranche of PSUs will vest on March 7, 2022 (the “Third Tranche PSUs”). The final number and value of PSUs paid to a NEO depends on our performance relative to our objective performance goal for each tranche. The Compensation Committee established the performance goals in early 2019 based on performance measures enumerated in the 2014 LTIP and, if met, each PSU earned entitles a NEO to a cash payment based on the price per share of our common stock, determined by the 20 day average prior to the vesting date. No dividend equivalents are paid on PSUs. The Compensation Committee determined that settling the PSUs in cash strikes the right balance between aligning executives’ and shareholders’ interests and maintaining a responsible level of compensation-related shareholder dilution.
2019 PSU Focus on Long-Term Value Creation
The performance goal for the 2019 PSU award is our EBITDA to CAPEX ratio, which is a measure of the return we are generating from our capital investments. Specifically, it is a ratio of (a) value creation as measured by EBITDA from both existing production and new production over each year from 2019 – 2021 to (b) 2019 current year capital investment. The 2019 PSU metric of EBITDA to CAPEX measures the value the Company's assets are generating, relative to the Company’s continued investments, over the course of multiple years. The Compensation Committee chose this metric because it believes it will drive differential value creation for our shareholders, employees and stakeholders and align our goals with our capital efficiency strategy. This ratio is intended to measure our capital efficiency and ability to invest in assets that generate long-term value. The Compensation Committee believes this metric will motivate NEOs to seek higher value investments that generate cash on a long-term basis for the Company, which was in line with our 2019 focus on efficiency and liquidity.
2019 PSU Tied to Return on Capital Investment
The Compensation Committee set the vesting gate performance measures for each PSU tranche based on values they believe will demonstrate that the Company, over the three-year performance period, is deploying capital to the best value investments that will generate the highest rate of return for the Company. The vesting gate performance measures are normalized to account for changes that result from acquisition and divestiture activity. The following table presents the vesting gate performance measures used to determine the First Tranche PSUs payout:

Vesting Gate Performance Measures	First Tranche 2019 PSUs EBITDA to CAPEX Ratio
0 – 100% Payout	0.7 – 0.9
100% Payout	0.9 – 1.1
100 – 200% Payout	1.1 – 1.4
2019 First Tranche PSU Payouts
The Compensation Committee certified the performance results for the First Tranche PSUs in March 2020. The performance of the First Tranche PSUs was calculated on the basis of the EBITDA to CAPEX ratio, which was 1.11. Thus, the payout of target First Tranche PSUs was certified at 104%.

The following table provides information on the First Tranche PSUs outcomes for each of our NEOs:

Name	Aggregate Target PSUs Eligible to Vest	Grant Date Fair Value ($)	Percentage of Target PSUs Earned (%)	Actual PSUs Earned	Value of Earned PSUs ($)(a)
Robert D. (“Doug”) Lawler	764,871	2,271,667	104	794,596	305,993
Domenic J. (“Nick”) Dell’Osso, Jr.	196,409	583,335	104	204,024	78,552
Frank J. Patterson	190,797	566,667	104	198,212	76,308
James R. Webb	168,331	500,002	104	174,894	67,331
William M. Buergler	67,341	200,003	104	69,958	26,932
(a) The value of the earned PSUs was calculated by multiplying the number of PSUs granted by the average price per share of our common stock during the 20-trading-day period ended March 6, 2020.
2018 Second Tranche PSU Criteria
The Compensation Committee set the vesting gate performance measures for each PSU tranche based on values they believe will demonstrate that the Company, over the three-year performance period, is deploying capital to the best value investments that will generate the highest rate of return for the Company. The vesting gate performance measures are normalized to account for changes that result from acquisition and divestiture activity. The following table presents the vesting gate performance measures used to determine the Second Tranche of the 2018 PSUs payout.

Vesting Gate Performance Measures	Second Tranche 2018 PSUs EBITDA to CAPEX Ratio
0 – 100% Payout	0.9 – 1.2
100% Payout	1.2 – 1.7
100 – 200% Payout	1.7 – 2.3
2018 Second Tranche PSU Payouts
The Compensation Committee certified the performance results for the Second Tranche 2018 PSUs in February 2020. The performance of the Second Tranche PSUs was calculated on the basis of the EBITDA to CAPEX ratio, which was 1.76 for 2019. Thus, the payout of target Second Tranche 2018 PSUs was certified at 111%.

The following table provides information on the Second Tranche 2018 PSU outcomes for each of our NEOs:

Name	Aggregate Target PSUs Eligible to Vest	Grant Date Fair Value ($)	Percentage of Target PSUs Earned (%)	Actual PSUs Earned	Value of Earned PSUs ($)(a)
Robert D. (“Doug”) Lawler	657,807	1,979,999	111	729,002	599,386
Domenic J. (“Nick”) Dell’Osso, Jr.	121,816	366,666	111	135,000	110,997
Frank J. Patterson	121,816	366,666	111	135,000	110,997
James R. Webb	110,742	333,333	111	122,728	100,907
William M. Buergler	27,686	83,334	111	30,682	25,227
(a) The value of the earned PSUs was calculated by multiplying the number of PSUs granted by the average price per share of our common stock during the 20-trading-day period ended December 31, 2019.
Certification of 2017 Performance Share Units
The 2017 PSUs were calculated on the basis of two performance measures: 50% relative TSR; and 50% Relative F&D Costs per boe. The Compensation Committee chose these performance metrics for the 2017 PSUs to motivate our NEOs to drive differential performance for the Company’s shareholders while driving operational improvements in line with our focus on efficiency and liquidity. In particular, the Compensation Committee chose Relative F&D Costs because this is a key measurement of the performance of an E&P company and one that is used by financial analysts in the E&P industry to evaluate our performance. The payout scale for each of the metrics is in the table below:

Performance Goal	Relative TSR		Relative F&D Costs
Weighting	50%		50%
Payout Scale for Performance Score	TSR Rank	PSUs Earned as % of Target	F&D Costs Rank	PSUs Earned as % of Target
	1	200	1	200
	2	182	2	175
	3	164	3	150
	4	146	4	125
	5	128	5	100
	6	110	6	75
	7	92	7	50
	8	74	8	25
	9	56	9-12	0
	10-12	0
The following tables reflect the final relative performance for each metric, as well as the cash value of PSUs that were earned by each NEO. The metrics selected in 2017 proved to be rigorous. Only the Relative F&D Costs metric, which comprised 50% of the overall PSU opportunity, paid out. Further, the final cash value of the PSUs is a function of stock price, resulting in alignment with absolute TSR.
2017 PSU Payouts (Granted in 2017)

	Relative TSR	Relative F&D costs
Weighting	50%	50%
Chesapeake	-85.20%	$7.87
Rank	11	3
Payout	0%	150%

			Relative TSR (50%)		F&D Cost (50%)
Name	Initial 2017 PSU Grant	Initial Grant Value ($)	Final Payout (%)	Final Award	Final Payout (%)	Final Award	Final 2017 PSU Award	Final 2017 Cash Payment ($)
Robert D. (“Doug”) Lawler	614,279	3,986,667	0	0	150	460,709	460,709	378,795
Domenic J. (“Nick”) Dell’Osso Jr.	154,084	1,000,000	0	0	150	115,563	115,563	95,016
Frank J. Patterson	154,084	1,000,000	0	0	150	115,563	115,563	95,016
James R. Webb	128,403	833,333	0	0	150	96,302	96,302	79,180
William M. Buergler	––	–	–	–	–	–	–	–
We believe our long-term incentive plans have provided an effective means to retain our executives and align compensation with our performance goals. Although the 2018 PSUs and 2019 PSUs paid out slightly above the target percentage in 2020, these payouts were well below the maximum payout percentage, the 75% payout for the 2017 PSUs were made at below-target percentages, and all payouts were well below the target compensation values. These results evidence the rigorous targets our Compensation Committee has historically set and continues to set.
Other Compensation
We also provide compensation in the form of benefits and perquisites to the NEOs, including health and welfare insurance benefits, matching contributions under the Company’s 401(k) plan and nonqualified deferred compensation plan (up to 15% of an employee’s annual base salary and cash bonus compensation) and financial planning services. The Company does not permit personal use of corporate aircraft by executive officers or directors. Although family members and invited guests are occasionally permitted to accompany executive officers and directors on business flights, the aggregate incremental cost to the Company is de minimis. See “—Executive Compensation Tables—All Other Compensation Table” on page 27 for more information.
The Company includes the above benefits and perquisites as taxable income to the executive on Form W-2 after each fiscal year, in accordance with Internal Revenue Service guidelines. The Company does not provide tax gross-up payments for these amounts.
Our NEOs participate in the same health and welfare insurance benefits and 401(k) plan as all of our employees. All full-time employees are eligible for an annual bonus dependent upon individual and corporate performance during the year.
Nonqualified Deferred Compensation Plan
The Compensation Committee evaluated the effectiveness of the nonqualified deferred compensation plan and determined it was not an effective tool relative to its costs. As a result, the Compensation Committee terminated the nonqualified deferred compensation plan on January 29, 2020.
Other Executive Compensation Matters
Stock Ownership Guidelines
The Compensation Committee has established stock ownership levels for our directors and executive officers, including the NEOs, because we believe that owning a significant financial stake in the Company directly aligns their interests with those of our shareholders. The Compensation Committee reviews compliance with the stock ownership guidelines annually. Executives are expected to be in compliance with these minimum guidelines within five years of employment or assignment to a new organizational tier. All NEOs are currently in compliance with these minimum guidelines. The stock ownership policy requires that each executive own at least a number of shares of common stock equal to a multiple of the executive’s base salary (or, in the case of the CEO, base salary plus target bonus), measured against the value of the executive’s holdings, based on the greater of a spot price or the trailing 36-month average closing price of the Company’s common stock. The executive officer ownership guidelines are as follows:

Position	Guideline
CEO	5.0 times total cash compensation (base salary plus target bonus)
EVP	3.0 times base salary, subject to a 25,000 share floor
SVP	2.5 times base salary, subject to a 10,000 share floor
After achieving compliance with the stock ownership guidelines, each director and executive must continue to meet the stock ownership guidelines for his or her current office. A director or executive that has fallen out of compliance with the guidelines has six months to cure, measured from the later of the date of receipt of written notice of non-compliance or the first day of the next open trading window following receipt of such notice.
In measuring compliance with the guidelines, the Company includes shares purchased in the open market; shares held in Company plans (401(k) and deferred compensation plans); the unvested portion of RSUs and restricted stock; and shares owned both directly and indirectly. Neither unexercised stock options nor unearned PSUs count toward satisfaction of the guidelines.

Prohibition of Hedging and Pledging Transactions

Our Insider Trading Policy applies to directors and employees and prohibits derivative or speculative transactions involving Company stock. In March 2013, the Compensation Committee revised the policy, eliminating the practice of applying the prohibition only with respect to shares held in satisfaction of the stock ownership guidelines and making the policy an outright prohibition on any derivative or speculative transactions involving Company stock. The transactions covered by the policy include trading in puts, calls, covered calls or other derivative securities involving Company stock or engaging in hedging or monetization transactions with respect to Company stock. The policy also prohibits directors and executive officers from holding Company stock in a margin account or pledging Company stock as collateral for a loan. We believe the expanded application of the prohibition more effectively aligns each officer’s interests with those of our shareholders.

Compensation Recovery or “Clawback” Policy

In 2012, the Board adopted a compensation recovery policy, also known as a “clawback,” pursuant to which the Company may seek to recover from any current or former executive officer incentive-based compensation in the event of an accounting restatement resulting from the Company’s material noncompliance with financial reporting requirements under applicable securities laws. The amount of incentive-based compensation subject to recovery would be the amount in excess of what the executive officer would have earned in accordance with the restatement as determined by the Compensation Committee.
The Company also maintains compensation recovery provisions relating to stock options, restricted shares, RSUs and PSUs. Under these provisions, the Company may cancel such long-term incentive awards, in whole or in part, whether or not vested, for executives who engage in serious breaches of conduct (including violations of employment agreements, confidentiality or other proprietary matters) or otherwise act in competition with the business of the Company. We believe these provisions serve to ensure that executives act in the best interest of the Company and its shareholders.
Relationship Between Compensation Program and Risk
Our Compensation Committee, after considering advice from L&A, performed a review of key attributes and structures of the Company’s compensation policies and programs and determined they do not encourage excessive or inappropriate risk taking and do not create risks that are reasonably likely to have a material adverse effect on the Company for the following reasons:

•
The annual incentive compensation for executive officers in 2019 consisted of a mix of seven financial and operational goals that are aligned with the Company’s strategic short-term goals and designed to improve the Company’s performance in the long term.

•
In addition to RSU awards, the regular long-term incentive compensation for executive officers in 2019 included awards of PSUs and stock options, all of which have multiple-year vesting or performance periods, thereby discouraging short-term risk taking.

•	Our stock ownership guidelines encourage our directors and executives to maintain a long-term perspective.

•
Our prohibition on derivative or speculative transactions involving Company stock by directors and executive officers reinforces the alignment of our directors’ and executives’ interests with those of our shareholders.

•
Our compensation recovery policy is designed to recapture unearned incentive payments in the event of material noncompliance with any financial reporting requirement under applicable law that leads to an accounting restatement and permits the cancellation of long-term incentive awards of executives who engage in serious breaches of conduct or who otherwise act in competition with the business of the Company.

•
The compensation programs that apply to non-executive employees consist of competitive base salaries, formulaic annual incentives based on pre-determined metrics that drive the Company’s performance and long-term incentive compensation consisting of RSU and other equity-based awards that vest over three years. The steady income provided by base salaries allows employees to focus on the Company’s business. The annual incentives motivate employees to achieve the Company’s financial and operational goals without incentivizing inappropriate risk-taking. The long-term incentive awards align employees’ long-term interests with those of our shareholders and generally encourage a long-term view and retention.

Compensation Committee Report
The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis set forth above. Based on the review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K/A.
MEMBERS OF THE COMPENSATION COMMITTEE:

Merrill A. (“Pete”) Miller, Jr., Chairman
Luke R. Corbett
Mark A. Edmunds
Leslie Starr Keating

Executive Compensation Tables
Summary Compensation Table for 2019

Name and Principal Position	Year	Salary ($)	Bonus ($)(a)	Stock Awards ($)(b)	2013 Pension Makeup Restricted Stock Award ($)(c)	Option Awards ($)(d)	Non-Equity Incentive Plan Compensation ($)(e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(f)	All Other Compensation ($)(g)	Total ($)
Robert D. (“Doug”) Lawler President and Chief Executive Officer	2019 2018 2017	1,335,000 1,300,000 1,300,000	— 1,250,000 —	9,690,002 10,200,002 7,570.008	— 5,000,004 —	1,810,000 1,800,000 3,180,000	1,917,338 2,620,850 2,224,950	— — —	639,769 574,571 628,948	15,392,109 22,745,427 14,903,906
Domenic J. (“Nick”) Dell’Osso, Jr. Executive Vice President and Chief Financial Officer	2019 2018 2017	744,520 725,001 725,001	1,000,000 —	3,500,002 3,200,006 2,000,009	— — —	— 1,100,002 1,000,002	891,070 1,218,023 1.034.031	— — —	320,529 298,955 324,183	5,456,121 7,541,987 5,083,226
Frank J. Patterson Executive Vice President – Exploration and Production	2019 2018 2017	677,769 660,000 660,000	750,000 —	3,400,003 2,950,006 2,000,009	— — —	— 1,100,002 1,000,002	811,181 1,108,821 941,325	— — —	254,875 198,410 204,590	5,143,828 6,767,239 4,805,926
James R. Webb Executive Vice President – General Counsel Corporate Secretary	2019 2018 2017	641,827 625,000 625,000	750,000 —	3,000,003 2,750,004 1,666,673	— — —	— 1,000,001 8,333,335	768,164 1,050,020 891,406	— — —	284,725 259,298 281,515	4,694,719 6,434,323 4,297,929
William B. Buergler Senior Vice President and Chief Accounting Officer	2019 2018 2017	431,307 — —	— — —	1,200,005 — —	— — —	— — —	330,372 — —	— — —	153,802 — —	2,115,486 — —

(a)
These amounts represent the Cash Retention Award paid on August 10, 2018 that contains a repayment requirement that will lapse with respect to 20% of the award on each of the first five anniversaries of the payment date, such that no portion of the award will be subject to the repayment requirement on and following the fifth anniversary of the payment date.

(b)
These amounts represent the aggregate grant date fair value of RSU, restricted stock award (“RSA”) and PSU awards, determined in accordance with generally accepted accounting principles, excluding the effect of estimated forfeitures during the applicable vesting periods. Amounts shown in this column with respect to PSU awards are valued based upon the probable outcome of the performance condition as of the grant date which were target levels on that date. The value ultimately realized by the executive upon the actual vesting of the awards may be more or less than the grant date fair value. Award values are based on the closing price of the Company’s common stock on the grant date (or the most previous business day if the grant date is on a weekend or holiday). Other than the PSU Incentive Award, all PSUs are settled in cash upon vesting and the maximum award opportunity for each NEO for the 2019 PSU awards as of the grant date is as follows: Mr. Lawler, $13,630,001; Mr. Dell’Osso, $3,500,002; Mr. Patterson, $3,400,003; Mr. Webb, $3,000,003; and Mr. Buergler, $1,200,005. Refer to the Grants of Plan Based Awards Table for 2019 for additional information regarding RSU, RSA and PSU awards made to the NEOs in 2019. The assumptions used by the Company in calculating the amounts related to RSU, RSA and PSU awards are incorporated by reference to Note 12 of the consolidated financial statements included in the Company’s Original 10-K Filing.

(c)
The amount in this column reflects the grant date fair value of an RSA inducement granted to Mr. Lawler pursuant to his 2013 employment agreement. In June 2018, pursuant to Mr. Lawler’s 2013 employment agreement, the Company issued to Mr. Lawler restricted stock with a grant date fair value of $5,000,004 on the fifth anniversary of Mr. Lawler’s employment with the Company. This restricted stock award of 1,077,587 shares was issued on June 17, 2018 to Mr. Lawler and is scheduled to vest in equal installments on the third, fourth and fifth anniversaries of the grant date. The obligation to issue this award from Mr. Lawler’s 2013 employment agreement was in recognition of forfeited pension benefits from Mr. Lawler’s prior employer. The shares were issued in reliance on the exemption set forth in Section 4(a)(2) of the Securities Act. The assumptions used by the Company in calculating this amount is incorporated by reference to Note 11 of the consolidated financial statements included in the Original 10-K Filing.

(d)
These amounts represent the aggregate grant date fair value of stock option awards, determined in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures during the applicable vesting periods. The value ultimately realized by the executive upon the actual vesting off the awards may be more or less than the grant date fair value. The assumptions used by the Company in calculating the amounts related to stock options are incorporated by reference to Note 11 of the consolidated financial statements included in the Original 10-K Filing. Refer to the Grants of Plan-Based Awards Table for 2019 for additional information regarding stock option awards made to the NEOs in 2019.

(e)
The 2019 amounts in this column represent annual incentive program awards earned with respect to the designated year and paid in the following year, as described under the caption “2019 Annual Incentive Program” beginning on page 18.

(f)
The Company does not have a pension plan. In addition, our nonqualified deferred compensation plan does not provide for above-market or preferential earnings. Our nonqualified deferred compensation plan is discussed in detail in the narrative to the Nonqualified Deferred Compensation Table for 2019.

(g)	See the All Other Compensation Table below for additional Information.
All Other Compensation Table

Name	Year	Company Matching Contributions to Retirement Plans ($)(a)	New Hire Benefits ($)	Other Perquisites and Benefits ($)(b)	Total ($)
Robert D. (“Doug”) Lawler	2019 2018 2017	618,378 553,243 607,436	— — —	21,391 21,328 21,512	639,769 574,571 628,948
Domenic J. (“Nick”) Dell’Osso Jr.	2019 2018 2017	313,381 282,355 307,723	— — —	7,148 16,600 16,910	320,529 298,955 324,183
Frank J. Patterson	2019 2018 2017	237,547 184,633 189,368	— — —	17,328 13,777 15,222	254,875 198,410 204,590
James R. Webb	2019 2018 2017	278,777 251,961 273,373	— — —	5,948 7,337 8,142	284,725 259,298 281,515
William M. Buergler	2019 2018 2017	151,021 — —	— — —	2,781 — —	153,802 — —

(a)
This column represents the matching contributions made by the Company for the benefit of the NEOs under the Company’s 401(k) plan and nonqualified deferred compensation plan. These plans are discussed in more detail in the narrative to the Nonqualified Deferred Compensation Table for 2019 beginning on page 31.

(b)
This column represents the value of other benefits provided to the NEOs in 2019 and includes amounts for supplemental life insurance premiums for all NEOs, and for Mr. Lawler and Mr. Dell’Osso, amounts for financial advisory services. The Company does not permit personal use of corporate aircraft flights; no additional compensation is included in the table because the aggregate incremental cost to the Company is de minimis. The NEOs also receive benefits for which there is no incremental cost to the Company, such as tickets to certain sporting events.

Employment Agreements
We maintain employment agreements with the NEOs, the material terms of which are described throughout this Form 10-K/A. The Compensation Committee periodically reviews the terms of the agreements, generally focusing on the permitted activities allowed for the NEOs and the competitiveness, value and adequacy of the severance arrangements. Below is a discussion of the employment agreements that we have entered into with our NEOs. In addition to the terms described below, the employment agreements provide that payments will be due to the NEOs upon the occurrence of specified events, such as termination of their employment or a change of control of the Company.
The terms of our equity compensation and nonqualified deferred compensation plans also govern the payments and benefits NEOs are entitled to receive upon the occurrence of specified termination events. See “—Post-Employment Compensation” beginning on page 32 for a discussion of payments due upon such events.

Robert D. (“Doug”) Lawler
The Company’s employment agreement with Mr. Lawler was effective on June 17, 2013. Effective December 31, 2018, Mr. Lawler’s employment agreement was amended to add a new term to his existing agreement beginning on December 31, 2018 and ending on December 31, 2021, with automatic renewals for successive one-year terms unless either party gives notice of nonrenewal. The amended agreement provides, among other things, for: (i) an initial annual base salary of $1.3 million, which will be reviewed annually and which may be increased at the discretion of the Compensation Committee; (ii) eligibility for annual incentive program payments payable at achievement of target and maximum levels of 150% and 300%, respectively; (iii) annual grants of equity-based incentive awards under the Company’s equity compensation plans; and (iv) health and other benefits similar to other executive officers. In addition, in recognition of equity awards with Mr. Lawler’s previous employer that were forfeited upon his accepting employment with the Company, Mr. Lawler received an award of restricted stock with an aggregate grant date fair value of $2.5 million vesting in equal installments on the second, third and fourth anniversaries of the grant date, referred to as the Equity Makeup Restricted Stock. In recognition of forfeited pension benefits, the Company also granted Mr. Lawler the Pension Makeup Restricted Stock with an aggregate grant date fair value of $5.0 million vesting in equal installments on the third, fourth and fifth anniversaries of June 17, 2018.
Other Named Executive Officers
Domenic J. (“Nick”) Dell’Osso, Jr., Frank J. Patterson, James R. Webb and William M. Buergler
Effective January 1, 2019, the Company entered into new three-year employment agreements with Messrs. Dell’Osso, Patterson, Webb and Buergler. The employment agreements provide, among other things, for: (i) minimum 2019 annual base salaries of $725,000, $660,000, $625,000 and 420,000, respectively, for Messrs. Dell’Osso, Patterson, Webb and Buergler; (ii) eligibility for annual incentive compensation for each fiscal year during the term of the agreement under the Company’s then current annual incentive program; (iii) eligibility for equity awards under the Company’s stock compensation plans; and (iv) health and other benefits.

Grants of Plan-Based Awards Table for 2019(a)

				Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (c)			Estimated Future Payouts Under Equity Incentive Plan Awards(d)			All Other Stock Awards: Number of Shares of Stock(e)	All Other Option Awards: Number of Shares of Stock(f)	Exercise Price of Option Awards ($)(g)	Grant Date Fair Value ($)(h)
Name	Type of Award(b)	Grant Date	Approval Date	Threshold	Target	Maximum	Threshold	Target	Maximum
Robert D. (“Doug”) Lawler	AIP PSU RSU SO	— 3/7/19 3/7/19 3/7/19	— 3/7/19 3/7/19 3/7/19	—	2,018,250	4,036,500	—	2,294,613	4,589,226	968,014	1,000,000	2.97	6,815,001 2,875,002 1,810,000
Domenic J. (“Nick”) Dell’Osso, Jr.	AIP PSU RSU SO	— 3/7/19 3/7/19 3/7/19	— 3/7/19 3/7/19 3/7/19	—	937,969	1,875,938	—	589,226	1,178,452	589,226			1,750,001 1,750,001
Frank J. Patterson	AIP PSU RSU SO	— 3/7/19 3/7/19 3/7/19	— 3/7/19 3/7/19 3/7/19	—	853,875	1,707,750	—	572,391	1,144,782	572,391			1,700,001 1,700,001
James R. Webb	AIP PSU RSU SO	— 3/7/19 3/7/19 3/7/19	— 3/7/19 3/7/19 3/7/19	—	808,594	1,617,188	—	505,051	1,010,102	505,051			1,500,001 1,500,001
William M. Buergler	AIP PSU RSU SO	— 3/7/19 3/7/19 3/7/19	— 3/7/19 3/7/19 3/7/19	—	347,760	695,520	—	202,021	404,042	202,021			600,002 600,002

(a)
Amounts reflected in this table do not reflect the effect of the Company’s recently completed 1-for-200 reverse stock split, which was implemented effective as of the close of business on April 14, 2020.

(b)	These awards are described in “Compensation Discussion and Analysis” beginning on page 12.

(c)
The actual amount earned in 2019 was paid in March 2020 and is shown in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table. See “Compensation Actions for 2019 beginning on page 17 for more information regarding our 2019 AIP.

(d)
These columns reflect the potential payout range of the 2019 PSU Awards. The 2019 PSU Awards vest ratably in tranches over three years from the date of grant depending on our performance relative to the objective performance goal for each year. The actual payout under the 2019 PSU Awards is based on the level of achievement of the applicable performance metrics for fiscal years 2019, 2020 and 2021, respectively, with the payout for each year equaling: (i) a pro rata “minimum threshold to target” amount of 0‑100%; )ii) a target amount of 100%; (iii) a pro rata ”target to maximum” amount of 100% to 200%. Each PSU earned pursuant to a 20196 PSU Award entities a NEO to a cash payment based on the price per share of our common stock. NEOs do not have voting or dividend rights with respect to unvested 2019 PSU Awards. See “Compensation Actions for 2019—2019 Long-Term Incentive Program” beginning on page 20 for more information regarding the 2019 PSU Awards and “Compensation Discussion and Analysis—Compensation Actions for 2019—2019 PSU Focus on Long-Term Value Creation” on page 21 for more information regarding the PSU Incentive Awards.

(e)	The RSU awards generally vest ratably over three years from the date of grant. NEOs do not have voting rights with respect to unvested RSU awards but do receive dividend equivalent rights.

(f)	The stock option awards generally vest ratably over three years from the date of grant and terminate on the tenth anniversary of the date of grant.

(g)	Stock option exercise prices reflect the closing price of the Company’s common stock on the date of grant (or the most previous business day if the grant date is on a weekend or holiday).

(h)
These amounts represent the aggregate grant date fair value of RSU, stock option and PSU awards, determined in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures during the applicable vesting periods. The value ultimately realized by the executive upon the actual vesting of the awards may be more or less than the grant date fair value. For RSU and PSU awards, values are based on the closing price of the Company’s common stock on the grant date. NEOs do not have voting rights with respect to unvested RSU awards, but are eligible to receive dividend equivalent rights. The assumptions used by the Company in calculating the amounts related to stock options are incorporated by reference to Note 11 of the consolidated financial statements included in the Original 10-K Filing. The grant date fair value of the PSUs was determined based on the vesting at target of the PSUs awarded, which is the performance the Company believed was probable on the grant date.

Outstanding Equity Awards at Fiscal Year End 2019 Table(a)

					STOCK AWARDS
	Number of Securities Underlying Unexercised Options(b)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested(c)	Market Value of Shares or Units of Stock That Have Not Vested ($)(d)	Equity Incentive Plan Awards: Number of Unearned Units That Have Not Vested(e)	Equity Incentive Plan Awards: Value of Unearned Units That Have Not Vested(f)
Name	Exercisable	Unexercisable
Robert D. (“Doug”) Lawler	— 333,334 666,667 1,000,000 254,145 653,343 499,536	1,000,000 666,666 333,333 — — — —	2.97 3.01 5.45 3.71 24.57 20.10 18.37	3/7/29 3/19/28 3/15/27 1/14/26 1/10/24 6/17/23 1/10/22	2,931,431(g)	2,420,189	4,079,817	3,354,426
Domenic J. (“Nick”) Dell’Osso, Jr.	203,704 209,644 591,716 340,909 59,906 313,978 203,311 139,406	407,408 104,822 — — — — — —	3.01 5.45 3.71 3.71 24.57 18.13 18.13 18.37	3/19/28 3/15/27 1/14/26 1/14/26 1/10/24 1/29/23 1/29/23 1/10/22	894,020(h)	738,103	1,096,084	901,200
Frank J. Patterson	203,704 209,644 493,097	407,408 104,822 —	3.01 5.45 3.71	3/19/28 3/15/27 1/14/26	877,185(i)	724,204	1,026,283	843,810
James R. Webb	185,186 174,704 493,097 72,613 61,879 156,989 116,172	370,370 87,351 — — — — —	3.01 5.45 3.71 24.57 18.13 18.13 18.37	3/19/28 3/15/27 1/14/26 1/10/24 1/29/23 1/29/23 1/10/22	777,503(j)	641,906	928,235	763,195
William M. Buergler	46,297 15,791	92,592 7,895	3.01 5.45	3/19/28 3/15/27	261,998(k)	216,306	257,392	211,628

(a)
Amounts reflected in this table do not reflect the effect of the Company’s recently completed 1-for-200 reverse stock split, which was implemented effective as of the close of business on April 14, 2020.

(b)
By their terms, these stock option awards vest ratably over three years from the grant date of the award and have a ten-year or seven-year term, with the exception of stock option awards made to each of Messrs. Dell’Osso and Webb in January 2013 as retention incentives, which vest in three equal installments beginning on the third anniversary of the date of grant. Stock option awards were made to Mr. Dell’Osso in January 2016 as a retention incentive, which cliff vested on the third anniversary of the grant date.

(c)
These amounts represent RSU awards that generally vest over three years from the date of grant, with the exception of the RSA award issued to Mr. Lawler, referred to as the Pension Makeup Restricted Stock, scheduled to vest in equal installments on the third, fourth and fifth anniversaries of the grant date.

(d)	The values shown in this column are based on the closing price of the Company’s common stock on December 31, 2019, $0.8256 per share.

(e)
Includes target 2017, 2018 and 2019 PSU awards for each NEO granted March 15, 2017, March 19, 2018, July 31, 2018 (with the exception of Mr. Buergler) and March 7, 2019, respectively. The PSUs vest ratably over a three-year performance period beginning on the first anniversary of the grant date, with the exception of the PSU Incentive Award. The PSU Incentive Award will cliff-vest on the third anniversary date of the award if the performance goals are met. For details regarding PSUs, see “—Compensation Discussion and Analysis—Compensation Actions for 2019—2019 PSU Awards” beginning on page 21.

(f)	The values shown in this column are based on the average closing price of the Company’s stock during the 20-trading-day period ending on December 31, 2019, $0.8222 per share.

(g)	Includes 219,164 shares of RSUs granted March 15, 2017; 666,666 shares of RSUs granted March 19, 2018; 1,077,587 RSAs granted June 17, 2018; and 968,014 shares of RSUs granted March 7, 2019.

(h)	Includes 61,162 shares of RSUs granted March 15, 2017; 243,632 shares of RSUs granted March 19, 2018; and 589,226 shares of RSUs granted March 7, 2019.

(i)	Includes 61,162 shares of RSUs granted March 15, 2017; 243,632 shares of RSUs granted March 19, 2018; and 572,391 shares of RSUs granted March 7, 2019.

(j)	Includes 50,968 shares of RSUs granted March 15, 2017; 221,484 shares of RSUs granted March 19, 2018; and 505,051 shares of RSUs granted March 7, 2019.

(k)	Includes 4,606 shares of RSUs granted March 15, 2017; 55,371 shares of RSUs granted March 19, 2018; and 202,021 shares of RSUs granted March 7, 2019.

Option Exercises and Stock Vested Table for 2019(a)

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise ($)	Number of Shares or Units Acquired on Vesting(b)	Value Realized on Vesting ($)(c)
Robert D. (“Doug”) Lawler	—	—	2,185,557	3,661,174
Domenic J. (“Nick”) Dell’Osso, Jr.	—	—	635,721	1,315,941
Frank J. Patterson	—	—	499,279	969,496
James R. Webb	—	—	458,376	888,081
William M. Buergler	—	—	64,428	130,207

(a)
Amounts reflected in this table do not reflect the effect of the Company’s recently completed 1-for-200 reverse stock split, which was implemented effective as of the close of business on April 14, 2020.

(b)
Represents restricted stock, 2016 PSUs, 2017 PSUs and 2018 PSUs. The 2016, 2017 and 2018 PSUs have a three-year performance period and vest one-third per year over three years. The PSUs acquired above are reflected at target and vested on January 14, 2019, March 15, 2019 and March 19, 2019, respectively. For details regarding PSUs, see “Compensation Actions for 2019—2019 Long-Term Incentive Program” beginning on page 20.

(c)
The values realized upon vesting for restricted stock are based on the closing price of the Company’s common stock on the vesting dates. The values realized upon vesting for one-third of the 2016, 2017 and 2018 PSUs are based on the 20-day average closing price of the Company’s stock ending on December 31, 2019, $0.8222 per share, multiplied by the target number of 2016, 2017 and 2018 PSUs that vested during the year.

Nonqualified Deferred Compensation Table for 2019

Name	Executive Contributions in Last Fiscal Year ($)(a)	Registrant Contributions in Last Fiscal Year ($)(b)	Aggregate Earnings (Losses) in Last Fiscal Year ($)(c)	Aggregate Withdrawals / Distributions ($)	Aggregate Balance at Last Fiscal Year-End ($)(d)
Robert D. (“Doug”) Lawler	593,378	593,378	233,778	—	5,409,116
Domenic J. (“Nick”) Dell’Osso, Jr.	294,381	294,381	(223,056)	—	1,570,071
Frank J. Patterson	212,547	212,547	124,128	—	1,337,478
James R. Webb	253,777	253,777	38,870	—	2,150,953
William M. Buergler	132,435	132,435	(68,517)	—	588,815

(a)	Executive contributions are included as compensation in the Salary, Bonus and Non-Equity Incentive Plan Compensation columns of the Summary Compensation Table.

(b)	Company matching contributions are included as compensation in the All Other Compensation column of the Summary Compensation Table.

(c)
The aggregate earnings from investments in the Company’s nonqualified deferred compensation plan are not included as compensation in the Summary Compensation Table because the nonqualified deferred compensation plan does not provide for “above market or preferential earnings” as specified in Item 402(c)(2)(viii) of Regulation S-K.

(d)
The aggregate balances shown in this column include the following amount that was reported in previous years as compensation: Mr. Lawler $4,9464414; Mr. Dell’Osso $4,150,044; Mr. Patterson $771,000; and Mr. Webb $2,046,484.

Until January 29, 2020 the Company maintained the Chesapeake Energy Corporation Amended and Restated Deferred Compensation Plan, a nonqualified deferred compensation plan. In 2019, we matched employee-participant contributions to the deferred compensation plan annually, in our common stock dollar for dollar for up to 15% of the employee-participant’s base salary and bonus, unless the participant was over the age of 55 and chose to diversify the Company match. Annual matching contribution to the deferred compensation plan vested at the rate of 20% per year over the first five years of employment. Unvested matching contributions in our common stock were eligible to receive dividend equivalents.

Participant contributions to the deferred compensation plan were held in a “Rabbi trust.” Notional earnings on participant contributions are credited to each participant’s account based on the market rate of return of the available benchmark investment alternatives offered under the deferred compensation plan. The benchmark investments were indexed to traded mutual funds and each participant allocates his or her contributions among the investment alternatives. Participants were able change the asset allocation of their account balance or make changes to the allocation for future contributions at any time. Any unallocated portion of a participant’s account was deemed to be invested in the money market fund.

Benchmark Investment	2019 Rate of Return (%)
Morningstar Cash TR USD	2.16
Morningstar US Core Bond TR USD	8.65
Morningstar Lifetime Moderate Income TR USD	13.27
Morningstar Lifetime Moderate 2015 TR USD	16.29
Morningstar Lifetime Moderate 2020 TR USD	17.73
Morningstar Moderate Target Risk TR USD	22.95
Morningstar Lifetime Moderate 2025 TR USD	19.36
Morningstar Lifetime Moderate 2030 TR USD	21.24
Morningstar Lifetime Moderate 2035 TR USD	23.04
Morningstar Lifetime Moderate 2040 TR USD	24.35
Morningstar Lifetime Moderate 2045 TR USD	24.97
Morningstar Lifetime Moderate 2050 TR USD	25.09
Morningstar Lifetime Moderate 2055 TR USD	25.05
Morningstar Lifetime Moderate 2060 TR USD	24.96
Morningstar US Large Cap TR USD	31.77
Morningstar US Mid Cap TR USD	31.10
Morningstar US Small Growth TR USD	27.60
Morningstar Global Markets xUS GR USD	22.20

Employees participating in the deferred compensation plan who retire or terminate employment after attainment of age 55 with at least 10 years of service could elect to receive distributions of their vested account balances in full or partial lump sum payments or in installments up to a maximum of 20 annual payments. Upon retirement or termination of employment prior to the attainment of age 55 or with less than 10 years of service to the Company, the employee received his or her entire account balance in a single lump sum. Participants could modify the distribution schedule for a retirement/termination distribution from lump sum to annual installments or from installments to lump sum if such modification requires that payments commence at least five years after retirement/termination and the modification was filed with the plan administrator at least 12 months prior to retirement/termination. Distributions from the deferred compensation plan upon the death of a participant were made in a single lump sum and upon a participant’s disability, as defined in the deferred compensation plan, based on the participant’s retirement/termination distribution election. The Company had sole discretion to accelerate vesting of unvested Company matching contributions upon a participant’s retirement, death or disability. Under each NEO’s employment agreement, his or her unvested Company matching contributions in any nonqualified deferred compensation plan fully vested upon a termination without cause or upon his or her death or disability. All unvested Company matching contributions would become fully vested upon a change of control. Employees who were considered “key employees” for purposes of Section 409A of the Code were required to wait six months after retirement/termination before distributions would begin.

Any assets placed in trust by the Company to fund future obligations of the deferred compensation plan were subject to the claims of creditors in the event of insolvency or bankruptcy, and participants were general creditors of the Company as to their deferred compensation in the deferred compensation plan. The Compensation Committee evaluated the effectiveness of the nonqualified deferred compensation plan and determined it was not an effective tool relative to its costs. As a result, the Compensation Committee terminated the nonqualified deferred compensation plan January 29, 2020.
Post-Employment Compensation

As described further below, our NEOs will receive specified payments in the event of a termination without cause or resignation for good reason, change of control, or retirement. We do not provide cash payments in the case of change of control (without accompanying termination), disability or death. The termination arrangements with respect to our NEOs are contained in their respective employment agreements and our long-term incentive and deferred compensation plans.
Termination Without Cause or for Good Reason
The Company may terminate its employment agreements with its NEOs at any time without cause or the executive may terminate his agreement for good reason; however, upon such termination, the NEOs are entitled to continue to receive the following pursuant to their employment agreements and the terms of our equity compensation and nonqualified deferred compensation plans:
Robert D. (“Doug”) Lawler

If Mr. Lawler is terminated without cause or terminates his employment for good reason outside of a change-of-control period, he will receive: (i) a lump sum payment equal to 1.75 times his base salary and annual bonus; (ii) pro rata vesting of all unvested equity-based compensation awarded other than the PSU Incentive Award, Equity Makeup Restricted Stock and Pension Makeup Restricted Stock (provided PSUs will only be payable subject to the attainment of the performance measures for the applicable performance period as provided under the terms of the applicable award agreement); (iii) immediate vesting of all unvested shares of Equity Makeup Restricted Stock; (iv) immediate vesting of a number of shares of Pension Makeup Restricted Stock determined in accordance with the formula set forth in his employment agreement; (v) immediate vesting of any unvested Company matching contributions under the deferred compensation plan; and (vi) payment of accrued but unused paid time off.

For purposes of Mr. Lawler’s agreement, “cause” is defined in relevant part as: (i) willful and continued failure to perform his duties following written demand; (ii) willfully engaging in illegal conduct or gross misconduct that is injurious to the Company; or (iii) a material breach of any of the representations in his employment agreement. Mr. Lawler’s resignation for “good reason” is defined as (i) the elimination of his position or a material reduction in duties, title or authority, including the reassignment to a position other than CEO or a reduction in duties materially inconsistent with a CEO; (ii) the failure to be nominated for reelection to the Board; (iii) a 5% reduction in base salary or target or maximum annual bonus opportunity; (iv) the Company’s material breach of his employment agreement or any other agreement with Mr. Lawler; or (v) the requirement to relocate more than 50 miles from the Company’s principal executive office.

Other Named Executive Officers

If Messrs. Dell’Osso, Patterson, Webb or Buergler is terminated without cause or terminates his employment for good reason outside of a change-of-control period, he will receive: (i) a lump sum severance payment equal to one times base salary and annual bonus; (ii) pro rata vesting of all unvested equity-based compensation other than the PSU Incentive Award; (iii) immediate vesting of unvested Company matching contributions under the deferred compensation plans; (iv) a lump sum payment of accrued but unused paid time off; and (v) a lump sum payment equal to his monthly COBRA premiums for a 12-month period. In each case, the PSUs subject to such immediate or pro rata vesting will only be payable subject to the attainment of the performance measures for the applicable performance period as provided under the terms of the applicable award agreement.

For purposes of the agreements of the other NEOs, “cause” is defined in relevant part as: (i) the willful and continued failure of the executive to perform his duties following written demand, or (ii) the executive’s willfully engaging in illegal conduct or gross misconduct that is injurious to the Company. Resignation for “good reason” is defined as: (i) the elimination of the executive’s position or a material reduction in duties and/or reassignment to a position of less authority, or (ii) a material reduction in the executive’s base salary.

For all NEOs, the annual bonus compensation applicable to the severance payment is the average of the annual bonus payments the executive received during the immediately preceding three calendar years unless the executive has been employed by the Company or held the position stated in the agreement for less than 15 months prior to the date of termination, in which case the annual bonus is the greater of the executive’s target bonus for the year in which the date of termination occurs or the average annual bonus payments the executive has received during the immediately preceding three calendar years.

The Compensation Committee believes these payments are appropriate given the risk and responsibility the executives have assumed.
Change of Control

Pursuant to their respective employment agreements, upon termination during a change of control period following a change of control, (a) each current NEO is entitled to payments and benefits described below.
A Change of Control is defined as:

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

(2)
during any period of not more than 24 months, the members of the Incumbent Board no longer constitute the majority of the Board (the directors as of the beginning of the period and directors later nominated or elected by a majority of such directors are referred to as the Incumbent Board);

(3)
the consummation of a business combination such as a reorganization, merger, consolidation or sale of all or substantially all of the Company’s assets unless following such business combination (i) all or substantially all of the persons who beneficially owned the Company’s common stock and voting securities immediately prior to the business combination beneficially own more than 60% of such securities of the corporation resulting from the business combination in substantially the same proportions; (ii) no person beneficially owns 30% or more of such securities of the corporation resulting from the business combination unless such ownership existed prior to the business combination; and (iii) a majority of the members of the board of directors of the corporation resulting from the business combination were members of the Incumbent Board at the time of the execution or approval of the business combination agreement; or

(4)	the approval by the shareholders of a complete liquidation or dissolution of the Company.
The acquisition of WildHorse Resource Development Corporation on February 1, 2019 constituted a Change of Control. As a result, a change of control period began February 1, 2019 and will terminate January 31, 2021.
Robert D. (“Doug”) Lawler
If Mr. Lawler is terminated without cause or terminates employment for good reason during a change of control period which is defined as a 24-month period commencing on the effective date of a change of control, he will receive: (i) a lump sum payment equal to 2.75 times his base salary and annual bonus; (ii) immediate vesting of all unvested equity-based compensation, including any unvested shares of Equity Makeup Restricted Stock and Pension Makeup Restricted Stock but excluded the PSU Incentive Award (and unvested PSUs shall be deemed to have achieved a level of performance that is the greater of target or actual performance on the date of the change of control); (iii) immediate vesting of unvested Company matching contributions under the deferred compensation plan; and (iv) payment of accrued but unused paid time off.
Other Named Executive Officers
If Messrs. Dell’Osso, Patterson, Webb or Buergler is terminated without cause or terminates his employment for good reason during a 24-month period commencing on the effective date of a change of control, he will receive: (i) a lump sum payment equal to two times the sum of base salary and annual bonus, calculated in the manner provided above for termination without cause; (ii) immediate vesting of all unvested equity-based compensation other than the PSU Incentive Awards; (iii) immediate vesting of unvested Company matching contributions under the deferred compensation plans; (iv) payment of accrued but unused paid time off; and (v) a lump sum payment equal to his monthly COBRA premiums for a 12-month period. In each case, the PSUs subject to such immediate or pro rata vesting will only be payable subject to the attainment of the performance measures for the applicable performance period as provided under the terms of the applicable award agreement.
In addition to the definitions provided above for “cause” and “good reason,” during a change-of-control period, a requirement that the executive relocate outside of a 50-mile radius from his principal base of operation also constitutes “good reason.”
We recognize the other NEOs may not be retained by a successor in the event of a change of control. Therefore, we provide such officers these severance payments to motivate the NEOs to continue to work for the Company, even if they perceive that a change of control is imminent. We believe this protection helps prevent the potential loss of key personnel at a time when retaining such employees could have a critical impact on the successful execution of a change-of-control transaction for the benefit of the shareholders.

Retirement
Robert D. (“Doug”) Lawler

If Mr. Lawler retires after the attainment of age 55, he will be eligible for: (i) continued post-retirement vesting of all unvested equity-based compensation (other than the Equity Makeup Restricted Stock and the Pension Makeup Restricted Stock) that remains unvested at the time of retirement (provided PSUs will only be payable subject to the attainment of the performance measures for the applicable performance period); and (ii) immediate vesting of unvested Company matching contributions under the deferred compensation plan, in addition to any other benefits to which he may be entitled pursuant to his employment agreement. Actual amounts vested will be in accordance with a retirement matrix that applies a percentage based on age and years of service.

Other Named Executive Officers

Upon retirement after the attainment of age 55, Messrs. Dell’Osso, Patterson, Webb and Buergler will be eligible for: (i) continued post-retirement vesting of the unvested awards granted under the Equity Compensation Plans, provided that PSUs shall only be payable subject to the attainment of the performance measures for the applicable performance period; and (ii) immediate vesting of unvested Company matching contributions under the deferred compensation plan. NEOs who are terminated without cause after the age of 55 will be eligible for such continued vesting in addition to termination without cause benefits described above. Actual amounts vested will be in accordance with a retirement matrix that applies a percentage based on age and years of service. The Compensation Committee believes continued vesting more closely aligns departing NEOs with the long-term interests of the Company and its shareholders.
Death or Disability
Pursuant to their respective employment agreements, if a NEO becomes disabled, as determined by the Company’s Board, and is unable to perform the duties set out in his employment agreement for a period of 12 consecutive weeks (four consecutive months for Mr. Lawler), the Board can terminate his services. If such a termination occurs, the NEOs are entitled to receive the following:
Robert D. (“Doug”) Lawler

If Mr. Lawler’s employment is terminated due to death or disability, Mr. Lawler, or his estate, will receive: (i) immediate vesting of all unvested awards granted to Mr. Lawler under the equity compensation plans, including the Equity Makeup Restricted Stock and the Pension Makeup Restricted Stock (provided PSUs will only be payable subject to the attainment of the performance measures for the applicable performance period); (ii) immediate vesting of unvested Company matching contributions under the deferred compensation plan; and (iii) payment of accrued but unused paid time off.
Other Named Executive Officers

Upon termination as a result of death or disability, each current NEO, other than the CEO, or such executive’s estate, shall receive: (i) immediate vesting of all unvested long-term incentive compensation, (provided PSUs will only be payable subject to the attainment of the performance measures for the applicable performance period); (ii) immediate vesting of unvested Company matching contributions under the deferred compensation plan; and (iii) payment of accrued but unused paid time off.

Payment Conditions
The right to severance compensation is subject to the NEO’s execution of a severance agreement that operates as a release of all legally waivable claims against the Company. The NEOs’ employment agreements also provide for a one-year non-solicitation period after termination of employment with respect to employees, contractors, customers, vendors and subcontractors.
CEO Pay Ratio

As required by Section 953(b) of the Dodd-Frank Act and Item 402(u) of Regulation S-K, we are providing disclosure regarding the total compensation of the CEO to the total compensation of our median employee. We identified our median employee from all full-time and part-time workers who were included as employees on our payroll records as of December 31, 2019 (the date used to identify the median employee), based on base salary, using a reasonable estimate of hours worked and overtime actually paid during 2019 for hourly employees, bonuses earned for 2019 performance, the grant date value of equity granted in 2019, and 401(k) matching contributions during 2019.

The 2019 annual total compensation as determined under Item 402 of Regulation S-K for our CEO was $15,392,109, as reported in the Summary Compensation Table of this Form 10-K/A. The 2019 annual total compensation as determined under Item 402 of Regulation S-K and described above for our median employee was $128,199. The ratio of our CEO’s annual total compensation to our median employee’s annual total compensation for fiscal year 2019 was approximately 120 to 1.

The CEO Pay Ratio above represents our reasonable estimate calculated in a manner consistent with SEC rules and applicable guidance. SEC rules and guidance provide significant flexibility in how companies identify the median employee, and each company may use a different methodology and make different assumptions particular to that company. As a result, and as explained by the SEC when it adopted these rules, in considering the pay ratio disclosure, shareholders should keep in mind that the rule was not designed to facilitate comparisons of pay ratios among different companies, even companies within the same industry, but rather to allow shareholders to better understand and assess each particular company’s compensation practices and pay ratio disclosures.

Neither the Compensation Committee nor our management team used our CEO Pay Ratio measure in making compensation decisions.

Termination and Change of Control Tables

	Termination without Cause/Good Reason Termination ($)(a)	Change of Control ($)(b)	Termination by Executive/Retirement ($)	Death or Disability of Executive ($)(c)
Robert D. ("Doug") Lawler
Cash Severance	6,281,542	9,870,995	—	—
AIP Award	—	1,917,338	—	1,917,338
PSU Awards(d)	1,417,928	3,354,426	—	3,354,426
Restricted Stock Awards	987,830	2,420,189	—	2,420,189
Stock Option Awards	—	—	—	—
Deferred Comp Plan Matching	—	—	—	—
Accrued Paid Time Off	258,750	258,750	—	258,750
TOTAL	8,946,050	17,821,698	—	7,950,703
Domenic J. ("Nick") Dell'Osso, Jr.
Cash Severance	1,793,238	3,586,476	—	—
AIP Award	—	891,070	—	891,070
PSU Awards(d)	373,000	901,200	—	901,200
Restricted Stock Awards	299,410	738,103	—	738,103
Stock Option Awards	—	—	—	—
Deferred Comp Plan Matching	—	—	—	—
Accrued Paid Time Off	40,044	40,044	—	40,044
TOTAL	2,505,692	6,156,893	—	2,570,417
Frank J. Patterson
Cash Severance	1,599,265	3,198,530	—	—
AIP Award	—	811,181	—	811,181
PSU Awards(d)	348,641	843,810	—	843,810
Restricted Stock Awards	295,619	724,204	—	724,204
Stock Option Awards	—	—	—	—
Deferred Comp Plan Matching	42,839	42,839	—	42,839
Accrued Paid Time Off	131,365	131,365	—	131,365
TOTAL	2,417,729	5,751,929	—	2,553,399
James R. Webb
Cash Severance	1,545,895	3,091,789	—	—
AIP Award	—	768,164	—	768,164
PSU Awards(d)	316,147	763,195	—	763,195
Restricted Stock Awards	261,733	641,906	—	641,906
Stock Option Awards	—	—	—	—
Deferred Comp Plan Matching	—	—	—	—
Accrued Paid Time Off	113,203	113,203	—	113,203
TOTAL	2,236,978	5,378,257	—	2,286,468
William M. Buergler
Cash Severance	823,165	1,646,330	—	—
AIP Award	—	330,372	—	330,372
PSU Awards (d)	72,397	211,628	—	211,628
Restricted Stock Awards	76,239	216,306	—	216,306
Stock Option Awards	—	—	—	—
Deferred Comp Plan Matching	—	—	—	—
Accrued Paid Time Off	15,047	15,047	—	15,047
TOTAL	986,848	2,419,683	—	773,353

(a)
Includes: (i) 1 times (1.75 times in the case of Mr. Lawler) the sum of base salary and annual bonus; (ii) pro rata vesting of unvested equity awards; (iii) acceleration of unvested supplemental matching contributions under the deferred compensation plan; and (iv) any accrued but unused paid time off.

(b)
Assumes change of control followed by termination of executive without cause or good reason termination. Includes 2 times (2.75 times in the case of Mr. Lawler) the sum of base salary and annual bonus, amounts payable under the AIP, accelerated vesting of unvested equity awards, acceleration of unvested supplemental matching contributions under the deferred compensation plan and any accrued but unused paid time off.

(c)
Includes: (i) accelerated vesting of unvested equity awards; (ii) acceleration of unvested supplemental matching contributions under the deferred compensation plan; and (iii) accrued but unused paid time off.

(d)
Includes 2017, 2018 and 2019 PSU awards for all NEOs. The unvested 2017, 2018 and 2019 PSUs are shown at target. All PSU values are based on the 20-day average closing price of the Company's stock ending on December 31, 2019, $0.8115 per share, in accordance with the 2017, 2018 and 2019 PSU award agreements. PSUs are not paid out until the end of the applicable performance period and the values realized at the end of the performance period may differ from the values shown.

2019 Director Compensation

The Compensation Committee reviews pay levels for non-employee directors each year with assistance from its independent compensation consultant, who prepares a comprehensive assessment of our non-employee director compensation program. The assessment includes benchmarking of director compensation with the same peer group used for executive compensation purposes, an update on recent trends in director compensation and a review of related corporate governance best practices.

Our current non-employee director compensation program consists of an annual cash retainer, a value-based equity grant for all non-employee directors and additional value-based equity grants for the Chairman of the Board and the Chairman of each Board committee. Details of our annual non-employee director compensation program are as follows:

•	An annual retainer of $100,000, payable in equal quarterly installments;

•	An annual grant of RSUs with an aggregate annual value of approximately $250,000;

•	An annual grant to the independent, non-executive Chairman of the Board of additional RSUs with a value of approximately $250,000;

•	An annual grant to the Audit Committee Chairman of additional RSUs with a value of approximately $25,000; and

•	An annual grant to each Chairman of the Compensation, Finance and Nominating Committees of additional RSUs with a value of approximately $15,000.
RSU grants to non-employee directors are granted annually on the date of the annual meeting of shareholders and vest on the earlier of: (i) the one-year anniversary of the grant date or (ii) the date of the next year’s annual meeting of shareholders. Grants of RSUs have been made pursuant to our 2014 LTIP. Directors are also reimbursed for travel and other expenses directly related to their service as directors.
Directors are eligible to defer any or all their annual cash retainers and RSUs through a deferred compensation plan of the Company on a tax-deferred basis. During 2019, Ms. Boyland, Mr. Ryan and Ms. Keating elected to defer all or a portion of their cash retainers into Company stock through the Chesapeake Deferred Compensation Plan for Non-Employee Directors. Ms. Keating and Mr. Edmunds elected to defer all or a portion of their respective RSUs. Deferrals into the plan are not matched or subsidized by the Company, nor are they eligible for above-market or preferential earnings. As mentioned above, the Compensation Committee terminated the Nonqualified Deferred Compensation Plan on January 29, 2020. For purposes of consistency and administrative efficiencies, the Chesapeake Deferred Compensation Plan for Non-Employee Directors was also terminated on January 29, 2020.
Director Compensation Table

Name	Fees Earned or Paid in Cash ($)(a)	Stock Awards ($)(b)	Option Awards ($)(c)	All Other Compensation ($)	Total ($)
Gloria R. Boyland	100,000	250,001	-	-	350,001
Luke Corbett	100,000	250,001	-	-	350,001
Archie W. Dunham	50,000	-	-	-	50,000
Mark A. Edmunds	100,000	250,001	-	-	350,001
Scott Gieselman	62,363	156,850	-	-	219,213
David Hayes	91,389	228,769	-	-	320,158
Leslie S. Keating	100,000	250,001	-	-	350,001
R. Brad Martin	100,000	530,002	-	-	630,002
Merrill A. ("Pete") Miller, Jr.	100,000	265,001	-	-	365,001
Thomas L. Ryan	100,000	275,000	-	-	375,000

(a)
Reflects annual retainer for all directors. Ms. Boyland, Ms. Keating and Mr. Ryan elected to defer all or a portion of their annual cash retainers into Company stock through the Chesapeake Deferred Compensation Plan for Non-Employee Directors.

(b)
Reflects the aggregate grant date fair value of 2019 RSU awards determined pursuant to FASB ASC Topic 718. The assumptions used by the Company in calculating these amounts are incorporated by reference to Note 12 to the consolidated financial statements in the Company's Original 10-K Filing. For service as an independent Board member during 2019, Ms. Boyland, Mr. Corbett, Mr. Edmunds and Ms. Keating each received an annual award of 103,735 RSUs on May 17, 2019, with a grant date fair value of $250,001. For service Chairman of the Board,

Chairman of the Nominating and Finance Committees, and an independent director during 2019, Mr. Martin received an annual award of 219,918 RSUs on May 17, 2019, reflecting a grant date fair value of $530,002. For service as Chairman of the Compensation Committee and an independent director during 2019, Mr. Miller received an annual award of 109,959 RSUs on May 17, 2019, reflecting a grant date fair value of $265,001. For service as Chairman of the Audit Committee and an independent director during 2019, Mr. Ryan received an annual award of 114,108 RSUs on May 17, 2019, reflecting a grant date fair value of $275,000. As of December 31, 2019, the aggregate number of shares of unvested restricted stock and unvested RSUs, as applicable, held by each of the then-serving non-employee directors was as follows: Ms. Boyland, 103, 735; Mr. Corbett, 103, 735; Mr. Edmunds, 103,735; Ms. Keating 103,735; Mr. Martin, 219,918; Mr. Miller, 109,959 and Mr. Ryan, 114,108.

(c)	The Company granted no stock options to non-employee directors in 2019 and none of the non-employee directors held any stock options as of December 31. 2019.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Holdings of Major Shareholders

The following table shows certain information regarding the persons we know to be the beneficial owners of more than five percent of our issued and outstanding common stock (as of the date of such shareholder’s Schedule 13D or Schedule 13G filings with the SEC).

	Common Stock
Beneficial Owner	Number of Shares(a)	Percent of Class
The Carlyle Group L.P. 1001 Pennsylvania Avenue NW, Suite 220 South Washington, DC 20004-2505	864,486(b)	8.8%
The Vanguard Group 100 Vanguard Blvd. Malvern, PA 19355	816,504(c)	8.4%
Franklin Resources, Inc. One Franklin Parkway San Mateo, CA 94403-1906	772,436(d)	7.9%
State Street Corporation One Lincoln Street Boston, MA 02111	523,757(e)	5.4%

(a) To reflect the effect of the Company’s recently completed 1-for-200 reverse stock split, which was implemented effective as of the close of business on April 14, 2020, the number of shares disclosed on the applicable Schedule 13G filing has here been divided by 200.
(b) This information is as of December 31, 2019, as reported in a Schedule 13G/A filed on February 13, 2020 by The Carlyle Group, L.P. and the following members of its affiliated group: Carlyle Group Management L.L.C., Carlyle Holdings I GP Inc., Carlyle Holdings I GP Sub L.L.C., Carlyle Holdings I L.P., TC Group, L.L.C., TC Group Sub L.P., TC Group VI S1, L.L.C., TC Group VI S1, L.P. and CP VI Eagle holdings, L.P. The Schedule 13G reports shared power to vote or direct the vote of 172,897,387 shares and shared power to dispose or to direct the disposition of 172,897,387 shares. Shares reported in the Schedule 13G filing do not reflect the effect of the Company’s recently completed 1-for-200 reverse stock split, which was implemented effective as of the close of business on April 14, 2020.
(c) This information is as of December 31, 2019, as reported in a Schedule 13G/A filed on February 12, 2020 by The Vanguard Group. The Schedule 13G/A reports aggregate beneficial ownership of 163,300,973 shares, including: (i) sole power to vote or to direct the vote of 628,002 shares; (ii) shared power to vote or direct the vote of 291,102 shares; (iii) sole power to dispose or direct the disposition of 162,521,871 shares; and (iv) shared power to dispose or direct the disposition of 779,102 shares. Shares reported in the Schedule 13G filing do not reflect the effect of the Company’s recently completed 1-for-200 reverse stock split, which was implemented effective as of the close of business on April 14, 2020.
(d) This information is as December 31, 2019, as reported in a Schedule 13G/A filed on March 20, 2020 by Franklin Resources, Inc. and the following members of its affiliated group: Charles B. Johnson, Rupert H. Johnson, Jr., Franklin Advisors, Inc. The Schedule 13G/A reports sole power to vote or direct the vote of 154,487,215 shares and sole power to dispose or to direct the disposition of 154,487,215 shares, including 4,483,702 shares of common stock issuable on the conversion of debt securities (as computed under Rule 13d-3(d)(1)(i). Shares reported in the Schedule 13G filing do not reflect the effect of the Company’s recently completed 1-for-200 reverse stock split, which was implemented effective as of the close of business on April 14, 2020.
(e) This information is as of December 31, 2019, as reported in a Schedule 13G filed by State Street Corporation on February 14, 2019. The Schedule 13G reports shared power to vote or to direct the vote of 46,665,936 shares and shared power to dispose or to direct the disposition of 104,751,590 shares. Shares reported in the Schedule 13G filing do not reflect the effect of the Company’s recently completed 1-for-200 reverse stock split, which was implemented effective as of the close of business on April 14, 2020.

Securities Ownership of Officers and Directors(a)

The table below sets forth the beneficial ownership of our directors, executive officers, and all of our directors and executive officers as a group. Unless otherwise indicated, the information is given as of March 16, 2020, and the persons named below have sole voting and/or investment power with respect to such shares.

	Beneficial Owner	Number of Shares	Share Equivalents	Total Ownership	Percent of Class
OFFICERS	Robert D. (“Doug”) Lawler	19,791(b)	23,701(c)(d)	43,492	*
	Domenic J. (“Nick”) Dell’Osso	7,268	12,464(c)(d)	19,732	*
	James R. Webb	4,726	8,656(c)(d)	13,382	*
	Frank J. Patterson	3,010	7,208(c)(d)	10,218	*
	William M. Buergler	1,738(e)	719(c)(d)	2,457	*
DIRECTORS	R. Brad Martin	5,639(f)	1,099(d)	6,738	*
	Thomas L. Ryan	4,972(g)	570(d)	5,542	*
	Merrill A. (“Pete”) Miller, Jr.	1,895	549(d)	2,444	*
	Leslie Starr Keating	820	518(d)	1,338	*
	Gloria R. Boyland	666	518(d)	1,184	*
	Luke R. Corbett	534(h)	518(d)	1,052	*
	Mark A. Edmunds	108	518	626	*
All current directors and executive officers as a group (12 persons)			57,038		1.1%

(a) To reflect the effect of the Company’s recently completed 1-for-200 reverse stock split, which was implemented effective as of the close of business on April 14, 2020, the number of shares and share equivalents have here been divided by 200.
(b) Includes unvested shares of restricted stock granted pursuant to Mr. Lawler’s original employment agreement, effective as of June 17, 2013, as Pension Makeup Restricted Stock and as an inducement to employment, with respect to which Mr. Lawler has voting power.
(c) Includes shares of common stock that can be acquired through the exercise of stock options on March 16, 2020, or within 60 days thereafter.
(d) Includes RSUs that are scheduled to vest within 60 days of March 16, 2020.
(e) Includes 353 shares held in a family trust.
(f) Includes 250 shares held by the R. Brad Martin Family Foundation, over which Mr. Martin has voting control, and 15,000 shares held in a family trust for the benefit of Mr. Martin’s children.
(g) Includes 900 shares held by a family trust for the benefit of Mr. Ryan’s children.
(h) Includes 1 shares held by a trust for the benefit of Mr. Corbett’s family.
* Less than 1%

Equity Compensation Plan Information

The following table sets forth information about the Company’s common stock as of December 31, 2019, that may be issued under equity compensation plans. Amounts reflected in the table below do not reflect the effect of the Company’s recently completed 1-for-200 reverse stock split, which was implemented effective as of the close of business on April 14, 2020:

Plan Category	Number of Securities To be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)		Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (a))(1) (c)
Equity compensation plans approved by security holders	15,529,854	(1)	$5.097	(1)	29,865,514	(2)
Equity compensation plans not approved by security holders	0		0		0
Total	15,529,854	(1)	$5.097	(1)	29,865,514	(2)

(1) Consists of: (i) options to purchase 15,529,514 shares of common stock with a weighted-average exercise price of $5.097 per share; (ii) 8,570,309 shares of restricted stock units; and 794,494 shares of stock-settled performance share units.
(2) Consists of 29,865,514 shares that remained available for issuance under the Company’s 2014 Long Term Incentive Plan (“2014 LTIP”) as of December 31, 2019. The 2014 LTIP uses a fungible share pool under which (i) each share issued pursuant to a stock option reduces the number of shares available under the 2014 LTIP by 1.0 share; and (ii) each share issued pursuant to awards other than options reduces the number of shares available by 2.12 shares. In addition, the 2014 LTIP prohibits the reuse of shares withheld or delivered to satisfy the exercise price of, or to satisfy tax withholding requirements for, an option. The 2014 LTIP also prohibits “net share counting” upon the exercise of options.

ITEM 13.     Certain Relationships and Related Transactions and Director Independence
How We Assess Director Independence
BOARD MEMBERS
All of our Board members (listed in Item 10 above, beginning on page 6) other than our CEO, Mr. Lawler, are independent.
The Board’s guidelines. For a director to be considered independent, the Board, through its Nominating Committee, must determine that he or she does not have any relationship that, in the opinion of the Board, would interfere with his or her independent judgment as a director. The Board’s guidelines for director independence conform to the independence requirements in the NYSE listing standards. In addition to applying these guidelines, the Board considers all relevant facts and circumstances when making an independence determination.
Applying the guidelines in 2019. In determining director independence, the Board considered relevant transactions, relationships and arrangements in assessing independence, including relationships among Board members, their family members and the Company in 2017, 2018, 2019, and the 2020 first quarter, as described below under the caption: “Relationships and Transactions Considered for Director Independence.” In accordance with our Corporate Governance Principles and the NYSE listing standards, the Nominating Committee determined that all transactions and relationships it considered during its review were not material transactions or relationships with the Company and did not impair the independence of any of the independent directors.
COMMITTEE MEMBERS
All members of the Audit Committee, Compensation Committee, Finance Committee and Nominating Committee must be independent, as defined by the Board’s Governance Principles.

•
Heightened standards for Audit Committee members. Under a separate SEC independence requirement. Audit Committee members may not accept any consulting, advisory or other fee from Chesapeake or any of its subsidiaries, except compensation for Board service.

•
Heightened standards for members of the Compensation and Nominating Committees. As a policy matter, the Board also apples a separate, heightened independence standard to members of the Compensation and Nominating Committees: no member of either committee may be a partner, member or principal of a law firm, accounting firm or investment banking firm that accepts consulting or advisory fees from Chesapeake or a subsidiary. In addition, in determining that Compensation Committee members are independent, NYSE rules require the Board to consider their sources of compensation, including any consulting, advisory or other compensation pair by Chesapeake or a subsidiary.

The Board has determined that all members of the Audit, Compensation and Nominating Committees, as well as the Finance Committee, are independent and, where applicable, also satisfy these committee-specific independence requirements.

Relationships and Transactions Considered for Director Independence

DIRECTOR	ORGANIZATION/ INDIVIDUAL	RELATIONSHIP	TRANSACTIONS	SIZE FOR EACH OF LAST THREE YEARS
Ms. Boyland	FedEx Corporation	Former employee of FedEx	Sales to Chesapeake	<1% of FedEx revenues
Mr. Corbett	Grant Loxton, employee of Chesapeake (not an executive officer)	Son-in law of Corbett	Compensation paid by Chesapeake to Mr. Loxton	<$420,000 of annual cash and equity compensation paid by Chesapeake to Mr. Loxton
Mr. Martin	FedEx Corporation Pilot Travel Centers LLC	Director Member of Board of Managers	Sales to Chesapeake Sales to Chesapeake	<1% of FedEx revenues <1% of Pilot revenues
Mr. Miller	Ranger Energy Services, Inc. (RNGR)	Director	Sales to Chesapeake	<1% of RNGR revenues
All directors	Various charitable organizations	Director or Trustee	Charitable donations	<1% of organization’s revenues
Transactions with Related Persons
The Company has adopted a written related party transaction policy with respect to any transaction, arrangement or relationship or series of similar transactions, arrangements or relationships (including any indebtedness or guarantee of indebtedness) in which: (1) the aggregate amount involved will or may be expected to exceed $120,000; (2) the Company is a participant; and (3) any of its currently serving directors and executive officers, or those serving as such at any time since the beginning of the last fiscal year, or greater than 5% shareholders, or any of the immediate family members of the foregoing persons, has or will have a direct or indirect material interest. The Audit Committee reviews and approves all interested transactions, as defined above, subject to certain enumerated exceptions that the Audit Committee has determined do not present a “direct or indirect material interest” on behalf of the related party, consistent with the rules and regulations of the SEC. Such transactions are subject to the Company’s Code of Business Conduct. Certain transactions with former executive officers and directors that fall within the enumerated exceptions are reviewed by the Audit Committee. The Audit Committee approves or ratifies only those transactions that it determines in good faith are in, or are not inconsistent with, the best interests of the Company and its shareholders. All transactions described below that do not fall within the enumerated exceptions described in the policy have been reviewed or approved by the Audit Committee.
BP p.l.c.
David C. Lawler, who serves as the Chief Executive Officer of BP p.l.c.’s “Lower 48 Onshore” business, is the brother of Robert D. Lawler, the Company’s CEO. The Company engages in transactions with BP in the ordinary course of business and no such transaction has been determined to be a related party transaction under the Company’s related party transaction policy.
Employment of Family Members
Grant Loxton, the son-in-law of Mr. Corbett, a director of the Company, has been an employee of the Company since May 2011. Mr. Loxton’s total 2018 cash and equity compensation was $402,119. The Company is a significant employer in Oklahoma City. We seek to fill positions with qualified employees, whether or not they are related to our executive officers or directors. We compensate employees who have such relationships within what we believe to be the current market rate for their position and provide benefits consistent with our policies that apply to similarly situated employees. Compensation arrangements for family members of related parties are approved by the Compensation Committee.

ITEM 14.	Principal Accountant Fees and Services
A summary of fees paid to our independent registered public accounting firm, PricewaterhouseCoopers LLP (“PwC”), for fiscal years 2018 and 2019 is set forth below:
PwC Fees for 2018 and 2019

	2019	2018
Audit(a)	$6,160,000	$5,850,000
Audit-related(b)	210,000	1,330,000
Tax(c)	370,000	310,000
All other fees	—	—
TOTAL	$6,740,000	$7,490,000

(a)    Fees were for audits and interim reviews, including for subsidiaries of the Company, as well as the preparation of comfort letters, consents and assistance with and review of documents filed with the SEC.
(b)    These amounts related to the audits of employee benefit plans and other audit-related items, including the Company’s conversion to the successful efforts method of accounting for its oil and gas properties as reflected in the 2018 amounts shown above.
(c)    These amounts related to professional services rendered for preparation of annual K-1 statements for Chesapeake Granite Wash Trust unitholders and tax consulting services.

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

ITEM 15.	Exhibits and Financial Statement Schedules

(a)	The following financial statements, financial statement schedules and exhibits are filed as a part of this report:

1.	Financial Statements. No financial statements are filed with this Form 10-K/A.

2.	Financial Statement Schedules. No financial statement schedules are applicable or required.
Exhibits. The exhibits listed below in the Index of Exhibits are filed, furnished or incorporated by reference pursuant to the requirements of Item 601 of Regulation S-K.
INDEX OF EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed or Furnished Herewith
2.1	Purchase and Sale Agreement by and among certain subsidiaries of Chesapeake Energy Corporation and EAP Ohio, LLC dated July 26, 2018.	10-Q	001-13726	2.1	10/30/2018

2.2.1*	Agreement and Plan of Merger by and among Chesapeake Energy Corporation, Coleburn Inc. and WildHorse Resource Development Corporation, dated as of October 29, 2018, as amended.	8-K	001-13726	2.1	10/30/2018

2.2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of December 12, 2018, by and among Chesapeake Energy Corporation, Coleburn Inc. and WildHorse Resource Development Corporation.	S-4/A	333-228679	Annex A	12/19/2018

3.1.1	Chesapeake Energy Corporation Restated Certificate of Incorporation.	10-K	001-13726	3.1.1	2/27/2019

3.1.2	Certificate of Designation of 5% Cumulative Convertible Preferred Stock (Series 2005B), as amended.	10-Q	001-13726	3.1.4	11/10/2008

3.1.3	Certificate of Designation of 4.5% Cumulative Convertible Preferred Stock, as amended.	10-Q	001-13726	3.1.6	8/11/2008

3.1.4	Certificate of Designation of 5.75% Cumulative Non-Voting Convertible Preferred Stock (Series A).	8-K	001-13726	3.2	5/20/2010

3.1.5	Certificate of Designation of 5.75% Cumulative Non-Voting Convertible Preferred Stock, as amended.	10-Q	001-13726	3.1.5	8/9/2010

3.2	Chesapeake Energy Corporation Amended and Restated Bylaws.	8-K	001-13726	3.2	6/19/2014

4.1**	Indenture dated as of November 8, 2005 among Chesapeake Energy Corporation, as issuer, the subsidiaries signatory thereto, as Subsidiary Guarantors and The Bank of New York Mellon Trust Company, N.A., as Trustee, with respect to 6.875% Senior Notes due 2020.	8-K	001-13726	4.1.1	11/15/2005

4.2.1**	Indenture dated as of August 2, 2010 among Chesapeake Energy Corporation, as issuer, the subsidiaries signatory thereto, as Subsidiary Guarantors, and the Bank of New York Mellon Trust Company, N.A., as Trustee.	S-3	333-168509	4.1	8/3/2010

4.2.2	Second Supplemental Indenture, dated as of August 17, 2010 to Indenture dated as of August 2, 2010 with respect to 6.625% Senior Notes due 2020.	8-A	001-13726	4.3	9/24/2010

4.2.3	Fifth Supplemental Indenture dated February 11, 2011 to Indenture dated as of August 2, 2010 with respect to 6.125% Senior Notes due 2021.	8-A	001-13726	4.2	2/22/2011

4.2.4	Fourteenth Supplemental Indenture dated March 18, 2013 among Chesapeake Energy Corporation, as issuer, the subsidiaries signatory thereto, as Subsidiary Guarantors, and Deutsche Bank Trust Company Americas, as Trustee, to Indenture dated as of August 2, 2010.	S-3	333-168509	4.17	3/18/2013

4.2.5	Sixteenth Supplemental Indenture dated April 1, 2013 to Indenture dated as of August 2, 2010 with respect to 5.375% Senior Notes due 2021.	8-A	001-13726	4.3	4/8/2013

4.2.6	Seventeenth Supplemental Indenture dated April 1, 2013 to Indenture dated as of August 2, 2010 with respect to 5.75% Senior Notes due 2023.	8-A	001-13726	4.4	4/8/2013

4.3.1**	Indenture dated as of April 24, 2014 by and among Chesapeake Energy Corporation, as Issuer, the subsidiaries signatory thereto, as Subsidiary Guarantors, and Deutsche Bank Trust Company Americas, as Trustee.	8-K	001-13726	4.1	4/29/2014

4.3.2	Second Supplemental Indenture dated as of April 24, 2014 to Indenture dated as of April 24, 2014 with respect to 4.875% Senior Notes due 2022.	8-K	001-13726	4.3	4/29/2014

4.4.1	Amended and Restated Credit Agreement, dated as of September 12, 2018, by and among: (i) the Company, as borrower; (ii) MUFG Union Bank N.A., as the administrative agent, a swingline lender and a letter of credit issuer; (iii) Wells Fargo Bank, National Association, as co-syndication agent, a swingline lender and a letter of credit issuer; (iv) JPMorgan Chase Bank, N.A., as co-syndication agent, a swingline lender and a letter of credit issuer; and (v) certain other lenders and letter of credit issuers named therein.	8-K	001-13726	10.1	9/12/2018

4.4.2	First Amendment to Amended and Restated Credit Agreement, dated as of February 1, 2019 among Chesapeake Energy Corporation, MUFG Union Bank, N.A. and the Lenders party thereto.	8-K	001-13726	10.1	2/1/2019

4.4.3	Second Amendment to Amended and Restated Credit Agreement, dated as of December 3, 2019 among Chesapeake, MUFG Union Bank, N.A. and the Lenders party thereto.	8-K	001-13726	10.1	12/4/2019

4.4.4††	Third Amendment to Amended and Restated Credit Agreement, dated as of December 26, 2019, among Chesapeake, MUFG Union Bank, N.A. and the Lenders party thereto.	8-K	001-13726	10.1	12/27/2019

4.5	Intercreditor Agreement dated as of December 23, 2015 between MUFG Bank, N.A., as Priority Lien Agent, and Deutsche Bank Trust Company Americas, as Second Lien Collateral Trustee, and acknowledged by Chesapeake and certain of its subsidiaries.	8-K	001-13726	10.1	12/23/2015

4.6	Collateral Trust Agreement, dated as of December 23, 2015, by and among Chesapeake, the guarantors named therein, and Deutsche Bank Trust Company Americas as the representative of the holders of the Second Lien Notes and as collateral trustee.	8-K	001-13726	10.2	12/23/2015

4.7	Indenture dated as of October 5, 2016, among Chesapeake Energy Corporation, the subsidiary guarantors named therein and Deutsche Bank Trust Company Americas, as trustee, with respect to the 5.5% Convertible Senior Notes due 2026.	8-K	001-13726	4.1	10/5/2016

4.8	Sixth Supplemental indenture dated as of December 20, 2016 to indenture dated as of April 24, 2014 with respect to 8.00% Senior Notes due 2025.	8-K	001-13726	4.2	12/20/2016

4.9	Seventh Supplemental Indenture dated as of June 6, 2017 to Indenture dated as of April 24, 2014 with respect to 8.00% Senior Notes due 2027.	8-K	001-13726	4.2	6/7/2017

4.10	Eighth Supplemental Indenture, dated as of September 27, 2018 to Indenture dated as of April 24, 2014 with respect to 7.00% Senior Notes due 2024.	8-K	001-13726	4.2	9/27/2018

4.11	Ninth Supplemental Indenture, dated as of September 27, 2018 to Indenture dated as of April 24, 2014 with respect to 7.50% Senior Notes due 2026.	8-K	001-13726	4.3	9/27/2018

4.12	Tenth Supplemental Indenture, dated as of April 3, 2019 to Indenture dated as of April 24, 2014 with respect to 8.00% Senior Notes due 2026.	8-K	001-13726	4.2	4/5/2019

4.13	Registration Rights Agreement, dated as of April 3, 2019, among Chesapeake Energy Corporation, the subsidiary guarantors named therein and the dealer managers party thereto, with respect to 8.00% Senior Notes due 2026.	8-K	001-13726	4.4	4/5/2019

4.14.1	Indenture dated as of February 1, 2017 by and among WildHorse Resource Development Corporation, as Issuer, each of the guarantors party thereto, and U.S. Bank National Association, as Trustee.	8-K	001-37964	4.1	2/1/2017

4.14.2	First Supplemental Indenture, dated as of June 30, 2017, by and among WHR Eagle Ford LLC, WildHorse Resource Development Corporation, the other subsidiary guarantors named therein and U.S. Bank National Association, as Trustee.	10-Q	001-37964	4.6	8/10/2017

4.14.3	Second Supplemental Indenture, dated as of January 8, 2018 among Burleson Sand LLC, WildHorse Resource Development Corporation, the other subsidiary guarantors named therein and U.S. Bank National Association, as Trustee.	10-K	001-37964	4.6	3/12/2018

4.14.4	Third Supplemental Indenture, dated as of August 2, 2018 among WHCC Infrastructure, a subsidiary of WildHorse Resource Development Corporation, the other Guarantors (as defined in the Indenture referred to therein) and U.S. Bank National Association, as Trustee.	10-Q	001-37964	4.6	8/9/2018

4.14.5	Fourth Supplemental Indenture, dated as February 1, 2019 among Brazos Valley Longhorn, L.L.C., as Successor Issuer, Brazos Valley Longhorn Finance Corp., as Co-Issuer, the Guarantors (as defined in the Indenture referred to therein) and U.S. Bank National Association, as Trustee.	8-K	001-13726	4.1	2/1/2019

4.14.6	Fifth Supplemental Indenture, dated as of December 19, 2019, to Indenture dated as of February 1, 2017, among Brazos Valley Longhorn, L.L.C., Brazos Valley Longhorn Finance Corp., the guarantors named therein, and U.S. Bank National Association, as trustee.	8-K	001-13726	4.5	12/26/2019

4.15.1	Indenture, dated as of December 19, 2019, among Chesapeake Energy Corporation, the guarantors named therein, and Deutsche Bank Trust Company Americas, as trustee and as collateral trustee, with respect to 11.5% Senior Notes due 2025.	8-K	001-13726	4.1	12/26/2019

4.15.2	First Supplemental Indenture, dated as of December 23, 2019, to Indenture dated as of December 19, 2019, among Chesapeake Energy Corporation, the guarantors named therein, and Deutsche Bank Trust Company Americas, as trustee and as collateral trustee, with respect to 11.5% Senior Notes due 2025.	8-K	001-13726	4.2	12/26/2019

4.16	Term Loan Agreement, dated as of December 19, 2019, among Chesapeake Energy Corporation, the lenders party thereto, and GLAS USA LLC, as term agent.	8-K	001-13726	4.3	12/26/2019

4.17	Class A Term Loan Supplement, dated as of December 19, 2019, among Chesapeake Energy Corporation, the lenders party thereto, and GLAS USA LLC, as term agent.	8-K	001-13726	4.4	12/26/2019

4.18	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

10.1.1†	Chesapeake’s 2005 Amended and Restated Long Term Incentive Plan.	8-K	001-13726	10.1	6/20/2013

10.1.2†	Form of Nonqualified Stock Option Agreement for 2005 Amended and Restated Long Term Incentive Plan.	8-K	001-13726	10.1	2/4/2013

10.2.1†	Chesapeake Energy Corporation Amended and Restated Deferred Compensation Plan, effective January 1, 2016.	10-K	001-13726	10.3	2/25/2016

10.2.2†	Amendment to the Chesapeake Energy Corporation Deferred Compensation Plan, effective January 1, 2019.	10-K	001-13726	10.3.2	2/27/2019

10.3.1†	Chesapeake Energy Corporation Deferred Compensation Plan for Non-Employee Directors.	10-K	001-13726	10.16	3/1/2013

10.3.2†	Amendment to the Chesapeake Energy Corporation Deferred Compensation Plan for Non-Employee Directors, effective January 1, 2017.	10-K	001-13726	10.3.2	3/3/2017

10.4.1†	Employment Agreement dated as of May 20, 2013 between Robert D. Lawler and Chesapeake Energy Corporation.	8-K	001-13726	10.1	5/23/2013

10.4.2†	Amendment to Employment Agreement between Robert D. Lawler and Chesapeake Energy Corporation dated as of June 16, 2016.	8-K	001-13726	10.1	6/17/2016

10.4.3†	Amendment to Employment Agreement between Robert D. Lawler and Chesapeake Energy Corporation dated as of December 31, 2018.	8-K	001-13726	10.1	1/4/2019

10.4.4†	Pension Makeup Restricted Stock Award Agreement for Robert D. Lawler, dated June 17, 2018.	10-Q	001-13726	10.1	8/1/2018

10.5†	Employment Agreement dated as of January 1, 2019 between Domenic J. Dell’Osso, Jr. and Chesapeake Energy Corporation.	8-K	001-13726	10.2	1/4/2019

10.6†	Employment Agreement dated as of January 1, 2019 between James R. Webb and Chesapeake Energy Corporation.	8-K	001-13726	10.3	1/4/2019

10.7†	Employment Agreement dated as of January 1, 2019 between Frank J. Patterson and Chesapeake Energy Corporation.	8-K	001-13726	10.4	1/4/2019

10.8†	Employment Agreement dated as of January 1, 2019 between Chesapeake Energy Corporation and William M. Buergler.	8-K	001-13726	10.11	2/27/2019

10.9†	Form of Employment Agreement dated as of January 1, 2019 between Executive Vice President/Senior Vice President and Chesapeake Energy Corporation.	8-K	001-13726	10.11	2/27/2019

10.10†	Form of Indemnity Agreement for officers and directors of Chesapeake Energy Corporation and its subsidiaries.	8-K	001-13726	10.3	6/27/2012

10.11†	Chesapeake Energy Corporation 2013 Annual Incentive Plan.	DEF 14A	001-13726	Exhibit G	5/3/2013

10.12.1†	Chesapeake Energy Corporation Restated 2014 Long Term Incentive Plan.	10-Q	001-13726	10.1	8/3/2017

10.12.2†	Form of Restricted Stock Unit Award Agreement for 2014 Long Term Incentive Plan.	10-Q	001-13726	10.2	8/6/2014

10.12.3†	Form of Restricted Stock Award Agreement for 2014 Long Term Incentive Plan.	10-Q	001-13726	10.3	8/6/2014

10.12.4†	Form of Nonqualified Stock Option Agreement for 2014 Long Term Incentive Plan.	10-Q	001-13726	10.4	8/6/2014

10.12.5†	Form of Performance Share Unit Award Agreement for 2014 Long Term Incentive Plan.	10-Q	001-13726	10.10	5/9/2019

10.12.6†	Form of Non-Employee Director Restricted Stock Unit Award Agreement for 2014 Long Term Incentive Plan.	10-Q	001-13726	10.6	8/6/2014

10.13	Registration Rights Agreement, by and among Esquisto Holdings, LLC, WHE AcqCo Holdings, LLC, WHR Holdings, LLC, NGP XI US Holdings, L.P., CP VI Eagle Holdings, L.P. and Chesapeake Energy Corporation, dated as of October 29, 2018.	8-K	001-13726	10.3	10/30/2018

10.14	Intercreditor Agreement, dated as of December 19, 2019, by and among MUFG Union Bank, N.A., as priority lien agent, and Deutsche Bank Trust Company Americas, as second lien collateral trustee, and acknowledged and agreed to by Chesapeake Energy Corporation and certain of its subsidiaries.	8-K	001-13726	10.1	12/26/2019

10.15	Collateral Trust Agreement, dated as of December 19, 2019, by and among Chesapeake Energy Corporation, the guarantors named therein, and Deutsche Bank Trust Company Americas as the representative of the holders of the Second Lien Notes and as collateral trustee.	8-K	001-13726	10.2	12/26/2019

10.16	Collateral Trust Agreement, dated as of December 19, 2019, by and among MUFG Union Bank, N.A., as collateral trustee and revolver agent, and GLAS USA LLC, as term loan agent, and acknowledged and agreed by Chesapeake Energy Corporation and certain of its subsidiaries.	8-K	001-13726	10.3	12/26/2019

21#	Subsidiaries of Chesapeake Energy Corporation.

23.1#	Consent of PricewaterhouseCoopers LLP.

23.2#	Consent of Software Integrated Solutions, Division of Schlumberger Technology Corporation.

31.1#	Robert D. Lawler, President and Chief Executive Officer, Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#	Domenic J. Dell’Osso, Jr., Executive Vice President and Chief Financial Officer, Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Robert D. Lawler, President and Chief Executive Officer, Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.4	Domenic J. Dell’Osso, Jr., Executive Vice President and Chief Financial Officer, Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1#	Robert D. Lawler, President and Chief Executive Officer, Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	Domenic J. Dell’Osso, Jr., Executive Vice President and Chief Financial Officer, Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95.1#	Mine Safety Disclosures

99.1#	Report of Software Integrated Solutions, Division of Schlumberger Technology Corporation.

101 INS#	Inline XBRL Instance Document.

101 SCH#	Inline XBRL Taxonomy Extension Schema Document.

101 CAL#	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101 DEF#	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101 LAB#	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101 PRE#	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data file - the Cover Page Interactive Data File does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant hereby undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.
**	The Company agrees to furnish a copy of any of its unfiled long-term debt instruments to the Securities and Exchange Commission upon request.
†	Management contract or compensatory plan or arrangement.
††	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted and submitted separately to the Securities and Exchange Commission.
#	Previously filed with the Original 10-K Filing.

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

CHESAPEAKE ENERGY CORPORATION

Date: April 29, 2020	By:	/s/ ROBERT D. LAWLER
Robert D. Lawler
President and Chief Executive Officer