Form 10-Q
period 2020-03-31
CHESAPEAKE ENERGY CORP
filed 2020-05-11
CIK 895126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2020
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
Large Accelerated Filer ☒  Accelerated Filer ☐  Non-accelerated Filer ☐
Smaller Reporting Company ☐  Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☒
As of May 7, 2020, there were 9,783,101 shares of our $0.01 par value common stock outstanding.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
INDEX TO FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2020

PART I. FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2020	December 31, 2019
	($ in millions)
CURRENT ASSETS:
Cash and cash equivalents ($2 and $2 attributable to our VIE)	$82	$6
Accounts receivable, net	762	990
Short-term derivative assets	884	134
Other current assets	90	121
Total Current Assets	1,818	1,251
PROPERTY AND EQUIPMENT:
Oil and natural gas properties, at cost based on successful efforts accounting:
Proved oil and natural gas properties ($755 and $755 attributable to our VIE)	31,251	30,765
Unproved properties	1,870	2,173
Other property and equipment	1,812	1,810
Total Property and Equipment, at Cost	34,933	34,748
Less: accumulated depreciation, depletion and amortization (($748) and ($713) attributable to our VIE)	(29,110)	(20,002)
Property and equipment held for sale, net	10	10
Total Property and Equipment, Net	5,833	14,756
LONG-TERM ASSETS:
Other long-term assets	157	186
TOTAL ASSETS	$7,808	$16,193

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS – (Continued)
(Unaudited)

	March 31, 2020	December 31, 2019
	($ in millions)
CURRENT LIABILITIES:
Accounts payable	$552	$498
Current maturities of long-term debt, net	420	385
Accrued interest	136	75
Short-term derivative liabilities	—	2
Other current liabilities ($1 and $1 attributable to our VIE)	1,152	1,432
Total Current Liabilities	2,260	2,392
LONG-TERM LIABILITIES:
Long-term debt, net	9,163	9,073
Long-term derivative liabilities	22	2
Asset retirement obligations, net of current portion	206	200
Other long-term liabilities	81	125
Total Long-Term Liabilities	9,472	9,400
CONTINGENCIES AND COMMITMENTS (Note 5)
EQUITY:
Chesapeake Stockholders’ Equity:
Preferred stock, $0.01 par value, 20,000,000 shares authorized 5,563,458 shares outstanding	1,631	1,631
Common stock, $0.01 par value, 22,500,000 and 15,000,000 shares authorized: 9,783,773 and 9,772,793 shares issued(a)	—	—
Additional paid-in capital(a)	16,920	16,973
Accumulated deficit	(22,517)	(14,220)
Accumulated other comprehensive income	21	12
Less: treasury stock, at cost; 0 and 26,224 common shares(a)	—	(32)
Total Chesapeake Stockholders’ Equity (Deficit)	(3,945)	4,364
Noncontrolling interests	21	37
Total Equity (Deficit)	(3,924)	4,401
TOTAL LIABILITIES AND EQUITY	$7,808	$16,193

____________________________________________

(a)	Amounts and shares have been retroactively adjusted to reflect a 1-for-200 (1:200) reverse stock split effective April 14, 2020. See Note 17 for additional information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2020	2019
	($ in millions except per share data)
REVENUES AND OTHER:
Oil, natural gas and NGL	$1,801	$929
Marketing	724	1,233
Total Revenues	2,525	2,162
Other	16	15
Gains on sales of assets	—	19
Total Revenues and Other	2,541	2,196
OPERATING EXPENSES:
Oil, natural gas and NGL production	122	115
Oil, natural gas and NGL gathering, processing and transportation	285	274
Severance and ad valorem taxes	54	51
Exploration	282	24
Marketing	746	1,230
General and administrative	65	103
Restructuring and other termination costs	5	—
Provision for legal contingencies, net	1	—
Depreciation, depletion and amortization	603	519
Impairments	8,522	1
Other operating expense	83	61
Total Operating Expenses	10,768	2,378
LOSS FROM OPERATIONS	(8,227)	(182)
OTHER INCOME (EXPENSE):
Interest expense	(145)	(161)
Losses on investments	(23)	(1)
Gains on purchases or exchanges of debt	63	—
Other income	6	9
Total Other Expense	(99)	(153)
LOSS BEFORE INCOME TAXES	(8,326)	(335)
Income tax benefit	(13)	(314)
NET LOSS	(8,313)	(21)
Net loss attributable to noncontrolling interests	16	—
NET LOSS ATTRIBUTABLE TO CHESAPEAKE	(8,297)	(21)
Preferred stock dividends	(22)	(23)
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(8,319)	$(44)
LOSS PER COMMON SHARE:(a)
Basic	$(852.97)	$(6.37)
Diluted	$(852.97)	$(6.37)
WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING (in thousands):(a)
Basic	9,753	6,902
Diluted	9,753	6,902

____________________________________________

(a)	All share and per share information has been retroactively adjusted to reflect a 1-for-200 (1:200) reverse stock split effective April 14, 2020. See Note 17 for additional information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2020	2019
	($ in millions)
NET LOSS	$(8,313)	$(21)
OTHER COMPREHENSIVE INCOME, NET OF INCOME TAX:
Reclassification of losses on settled derivative instruments(a)	9	10
Other Comprehensive Income	9	10
COMPREHENSIVE LOSS	(8,304)	(11)
COMPREHENSIVE LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	16	—
COMPREHENSIVE LOSS ATTRIBUTABLE TO CHESAPEAKE	$(8,288)	$(11)

___________________________________________

(a)	Deferred tax activity incurred in other comprehensive income was offset by a valuation allowance.

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2020	2019
	($ in millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
NET LOSS	$(8,313)	$(21)
ADJUSTMENTS TO RECONCILE NET LOSS TO CASH PROVIDED BY OPERATING ACTIVITIES:
Depreciation, depletion and amortization	603	519
Deferred income tax benefit	(10)	(314)
Derivative (gains) losses, net	(907)	304
Cash receipts on derivative settlements, net	89	14
Stock-based compensation	5	6
Gains on sales of assets	—	(19)
Impairments	8,522	1
Exploration	279	18
Losses on investments	23	1
Gains on purchases or exchanges of debt	(63)	—
Other	8	40
Changes in assets and liabilities	161	(93)
Net Cash Provided By Operating Activities	397	456
CASH FLOWS FROM INVESTING ACTIVITIES:
Drilling and completion costs	(501)	(515)
Business combination, net	—	(353)
Acquisitions of proved and unproved properties	(6)	(6)
Proceeds from divestitures of proved and unproved properties	7	26
Additions to other property and equipment	(11)	(9)
Proceeds from sales of other property and equipment	—	1
Net Cash Used In Investing Activities	(511)	(856)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility borrowings	2,331	3,572
Payments on revolving credit facility borrowings	(2,021)	(3,136)
Cash paid to purchase debt	(93)	(1)
Cash paid for preferred stock dividends	(22)	(23)
Other	(5)	(8)
Net Cash Provided By Financing Activities	190	404
Net increase in cash and cash equivalents	76	4
Cash and cash equivalents, beginning of period	6	4
Cash and cash equivalents, end of period	$82	$8

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(Unaudited)

Supplemental disclosures to the condensed consolidated statements of cash flows are presented below:
	Three Months Ended March 31,
	2020	2019
	($ in millions)
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of capitalized interest	$113	$145
Income taxes paid, net of refunds received	$—	$(5)

SUPPLEMENTAL DISCLOSURE OF SIGNIFICANT NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for business combination	$—	$2,037
Change in accrued drilling and completion costs	$(29)	$39

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended March 31,
	2020	2019
	($ in millions)
PREFERRED STOCK:
Balance, beginning and end of period	$1,631	$1,671
COMMON STOCK:(a)
Balance, beginning of period	—	—
Common shares issued for WildHorse Merger	—	—
Balance, end of period	—	—
ADDITIONAL PAID-IN CAPITAL:(a)
Balance, beginning of period	16,973	14,387
Common shares issued for WildHorse Merger	—	2,037
Stock-based compensation	(31)	7
Dividends on preferred stock	(22)	(23)
Balance, end of period	16,920	16,408
ACCUMULATED DEFICIT:
Balance, beginning of period	(14,220)	(13,912)
Net loss attributable to Chesapeake	(8,297)	(21)
Balance, end of period	(22,517)	(13,933)
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance, beginning of period	12	(23)
Hedging activity	9	10
Balance, end of period	21	(13)
TREASURY STOCK – COMMON:(a)
Balance, beginning of period	(32)	(31)
Purchase of 17,901 and 12,697 shares for company benefit plans	(2)	(6)
Release of 44,126 and 553 shares from company benefit plans	34	1
Balance, end of period	—	(36)
TOTAL CHESAPEAKE STOCKHOLDERS’ EQUITY (DEFICIT)	(3,945)	4,097
NONCONTROLLING INTERESTS:
Balance, beginning of period	37	41
Net loss attributable to noncontrolling interests	(16)	—
Balance, end of period	21	41
TOTAL EQUITY (DEFICIT)	$(3,924)	$4,138

____________________________________________

(a)	Amounts and shares have been retroactively adjusted to reflect a 1-for-200 (1:200) reverse stock split effective April 14, 2020. See Note 17 for additional information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements of Chesapeake were prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC. Pursuant to such rules and regulations, certain disclosures have been condensed or omitted.
This Form 10-Q relates to the three months ended March 31, 2020 (the “Current Quarter”) and the three months ended March 31, 2019 (the “Prior Quarter”). Our annual report on Form 10-K for the year ended December 31, 2019 (“2019 Form 10-K”) should be read in conjunction with this Form 10-Q. The accompanying condensed consolidated financial statements reflect all normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of our condensed consolidated financial statements and accompanying notes and include the accounts of our direct and indirect wholly owned subsidiaries and entities in which we have a controlling financial interest. Intercompany accounts and balances have been eliminated.
Risks and Uncertainties
On March 11, 2020, the World Health Organization declared the ongoing coronavirus (COVID-19) outbreak a pandemic and recommended containment and mitigation measures worldwide. The pandemic has reached more than 200 countries and territories and has resulted in widespread adverse impacts on the global economy and on our customers and other parties with whom we have business relations. To date, we have experienced limited operational impacts as a result of the restrictions from working remotely or COVID-19 directly. As an essential business under the guidelines issued by each of the states in which we operate, we have been allowed to continue operations, although for the health and safety of our employees we chose to have our non-essential personnel work remotely. As a result, since mid-March, we have restricted access to all of our offices and have directed employees to work remotely to the extent possible. Those employees who are unable to work remotely are being closely monitored and are taking safety precautions to minimize the risk of exposure. These restrictions have allowed us to maintain the engagement and connectivity of our personnel, as well as minimize the number of employees required in the office and field. However, due to severe impacts from the global COVID-19 pandemic on the global demand for oil and natural gas, operating results for the three months ended March 31, 2020 are not necessarily indicative of financial results for the entire year as only one month of the Current Quarter was impacted by COVID-19 and the related economic volatility. Moreover, future operations could be negatively affected if a significant number of our employees are quarantined as a result of exposure to the virus.
There is considerable uncertainty regarding the extent to which COVID-19 will continue to spread and the extent and duration of governmental and other measures implemented to try to slow the spread of the virus, such as large-scale travel bans and restrictions, border closures, quarantines, shelter-in-place orders and business and government shutdowns. One of the largest impacts of the pandemic has been a significant reduction in global demand for oil and, to a lesser extent, natural gas. This significant decline in demand has been met with a sharp decline in oil prices following the announcement of price reductions and production increases in March 2020 by members of the Organization of Petroleum Exporting Countries (OPEC+) and other foreign, oil-exporting countries. The resulting supply/demand imbalance is having disruptive impacts on the oil and natural gas exploration and production industry and on other industries that serve exploration and production companies. These industry conditions, coupled with those resulting from the COVID-19 pandemic, are expected to lead to significant global economic contraction generally and in our industry in particular.
Oil and natural gas prices have historically been volatile; however, the volatility in the prices for these commodities has substantially increased as a result of COVID-19 and the OPEC+ decisions mentioned above. While an agreement to cut production has since been announced by OPEC+ and its allies, the situation, coupled with the impact of COVID-19, has continued to result in a significant downturn in the oil and gas industry. Oil prices declined sharply in April 2020 and remain volatile. Strip pricing for natural gas has increased as a result of the oil price war; however, the impact of these recent developments and our business are unpredictable. We expect to see continued volatility in oil and natural gas prices for the foreseeable future, and such volatility, combined with the current depressed prices, has impacted and is expected to continue to adversely impact our business. A continued low level of demand or prices for oil and natural gas or otherwise would have a continued material adverse effect on our business, cash flows, liquidity, financial condition and results of operations.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

We cannot predict the full impact that COVID-19 or the significant disruption and volatility currently being experienced in the oil and natural gas markets will have on our business, cash flows, liquidity, financial condition and results of operations at this time due to numerous uncertainties. The ultimate impacts will depend on future developments, including the ultimate geographic spread of the virus, the consequences of governmental and other measures designed to prevent the spread of the virus, the development of effective treatments, the duration of the outbreak, actions taken by members of OPEC+ and other foreign, oil-exporting countries, governmental authorities, customers and other third parties, workforce availability, and the timing and extent to which normal economic and operating conditions resume.
Reverse Stock Split
On April 13, 2020, our Board of Directors and our shareholders approved a 1-for-200 (1:200) reverse stock split of our common stock and a reduction in the total number of authorized shares of our common stock as determined by a formula based on two-thirds of the reverse stock split ratio. The reverse stock split became effective as of the close of business on April 14, 2020. Our common stock began trading on a split-adjusted basis on the New York Stock Exchange (NYSE) at the market open on April 15, 2020. The par value of the common stock was not adjusted as a result of the reverse stock split. All share and per share data have been retroactively adjusted to reflect this reverse stock split, including reclassifying an amount equal to the reduction in par value of our common stock to additional paid-in capital. See Note 17 for additional information.

2.	Going Concern
Fluctuations in oil and natural gas prices have a material impact on our financial position, results of operations, cash flows and quantities of oil, natural gas and NGL reserves that may be economically produced. Historically, oil and natural gas prices have been volatile; however, the volatility in the prices for these commodities has substantially increased as a result of COVID-19 and the OPEC+ decisions discussed in Note 1. We expect to see continued volatility in oil and natural gas prices for the foreseeable future, and such volatility, combined with the current depressed prices has impacted and is expected to continue to adversely impact our business. If the current depressed prices persist, combined with the scheduled reductions in the leverage ratio covenant and an expected significant reduction in our borrowing base in our scheduled determination, then our liquidity and our ability to comply with our financial covenants during the next 12 months will be adversely affected. Based on our current forecast, we do not expect to be in compliance with our financial covenants beginning in the fourth quarter of 2020. Failure to comply with these covenants, if not waived, would result in an event of default under our revolving credit facility, the potential acceleration of outstanding debt thereunder and the potential foreclosure on the collateral securing such debt, and could cause a cross-default under our other outstanding indebtedness.
As a result of the impacts to the Company’s financial position resulting from declining industry conditions and in consideration of the substantial amount of long-term debt outstanding, the Company has engaged advisors to assist with the evaluation of strategic alternatives, which may include, but not be limited to, seeking a restructuring, amendment or refinancing of existing debt through a private restructuring or reorganization under Chapter 11 of the Bankruptcy Code. However, there can be no assurances that the Company will be able to successfully restructure its indebtedness, improve its financial position or complete any strategic transactions. As a result of these uncertainties and the likelihood of a restructuring or reorganization, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements (i) have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and other commitments in the normal course of business and (ii) do not include any adjustments to reflect the possible future effects of the uncertainty on the recoverability or classification of recorded asset amounts or the amounts or classifications of liabilities.

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
Shares of common stock for the following securities were excluded from the calculation of diluted EPS as the effect was antidilutive:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Common stock equivalent of our preferred stock outstanding(a)	290	298
Common stock equivalent of our convertible senior notes outstanding(a)	621	729
Participating securities(a)	4	2

____________________________________________

(a)	Amount has been retroactively adjusted to reflect a 1-for-200 (1:200) reverse stock split effective April 14, 2020. See Note 17 for additional information.
As a result of the Company’s reverse stock split effective on April 14, 2020, proportionate adjustments were made to the conversion price of Chesapeake’s outstanding 5.5% Convertible Senior Notes due 2026, 4.5% Cumulative Convertible Preferred Stock, 5.00% Cumulative Convertible Preferred Stock (Series 2005B), 5.75% Cumulative Convertible Non-Voting Preferred Stock (Series A) and 5.75% Cumulative Non-Voting Convertible Preferred Stock and to the outstanding awards and number of shares issued and issuable under the Company's equity compensation plans. See Note 17 for additional information.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

4.	Debt
Our long-term debt consisted of the following as of March 31, 2020 and December 31, 2019:

	March 31, 2020		December 31, 2019
	Principal Amount	Carrying Amount	Principal Amount	Carrying Amount
	($ in millions)
Revolving credit facility	$1,900	$1,900	$1,590	$1,590
Term loan due 2024	1,500	1,472	1,500	1,470
11.5% senior secured second lien notes due 2025	2,330	3,205	2,330	3,248
6.625% senior notes due 2020	177	177	208	208
6.875% senior notes due 2020	76	76	93	93
6.125% senior notes due 2021	167	167	167	167
5.375% senior notes due 2021	127	127	127	127
4.875% senior notes due 2022	272	272	338	338
5.75% senior notes due 2023	167	167	209	209
7.00% senior notes due 2024	624	624	624	624
6.875% senior notes due 2025	2	2	2	2
8.00% senior notes due 2025	246	245	246	245
5.5% convertible senior notes due 2026(a)(b)	1,064	773	1,064	765
7.5% senior notes due 2026	119	119	119	119
8.00% senior notes due 2026	46	44	46	44
8.00% senior notes due 2027	253	253	253	253
Debt issuance costs	—	(40)	—	(44)
Total debt, net	9,070	9,583	8,916	9,458
Less current maturities of long-term debt, net(c)	(420)	(420)	(385)	(385)
Total long-term debt, net	$8,650	$9,163	$8,531	$9,073
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

(b)
Prior to maturity under certain circumstances and at the holder’s option, the notes are convertible. During the Current Quarter, the price of our common stock was below the threshold level for conversion and, as a result, the holders do not have the option to convert their notes in the second quarter of 2020.

(c)
As of March 31, 2020, net current maturities of long-term debt includes our 6.625% Senior Notes due August 2020, our 6.875% Senior Notes due November 2020 and our 6.125% Senior Notes due February 2021. As of December 31, 2019, net current maturities of long-term debt includes our 6.625% Senior Notes due August 2020 and our 6.875% Senior Notes due November 2020.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Senior Notes
In the Current Quarter, we repurchased approximately $156 million aggregate principal amount of the following senior notes for $93 million and recorded an aggregate gain of approximately $63 million.

Notes Repurchased
($ in millions)
6.625% senior notes due 2020	$31
6.875% senior notes due 2020	17
4.875% senior notes due 2022	66
5.75% senior notes due 2023	42
Total	$156

Revolving Credit Facility
Our revolving credit facility matures in September 2023 and the current aggregate commitment of the lenders and borrowing base under the facility is $3.0 billion. The revolving credit facility provides for an accordion feature, pursuant to which the aggregate commitments thereunder may be increased to up to $4.0 billion from time to time, subject to agreement of the participating lenders and certain other customary conditions. Scheduled borrowing base redeterminations will continue to occur semiannually. Our borrowing base was reaffirmed on November 1, 2019. As of March 31, 2020, we had outstanding borrowings of $1.900 billion under our revolving credit facility and had used $89 million for various letters of credit. Our next borrowing base redetermination, scheduled for the second quarter of 2020, is not complete. Although we believe we have adequate reserves value to support the reaffirmation of our full borrowing base, we believe it is likely the lending group will reduce our borrowing base due to our distressed financial position.
Borrowings under our revolving credit facility bear interest at an alternative base rate (ABR) or LIBOR, at our election, plus an applicable margin ranging from 1.50%-2.50% per annum for ABR loans and 2.50%-3.50% per annum for LIBOR loans, depending on the percentage of the borrowing base then being utilized.
Our revolving credit facility is subject to various financial and other covenants. The terms of the credit agreement include covenants limiting, among other things, our ability to incur additional indebtedness, make investments or loans, incur liens, consummate mergers and similar fundamental changes, make restricted payments, make investments in unrestricted subsidiaries and enter into transactions with affiliates.
On December 3, 2019, we entered into the second amendment to our credit agreement. Among other things, the amendment (i) permitted the issuance of certain secured indebtedness with a lien priority or proceeds recovery behind the obligations under the credit agreement without a corresponding 25% reduction in the borrowing base under the credit agreement, if issued by the next scheduled redetermination of the borrowing base, (ii) increased the amount of indebtedness that can be secured on a pari passu first-lien basis with (and with recovery proceeds behind) the obligations under the credit agreement from $1 billion to $1.5 billion, (iii) increased the applicable margin as defined in the credit agreement on borrowings under the credit agreement by 100 basis points, (iv) requires liquidity of at least $250 million at all times, (v) for each fiscal quarter commencing with the fiscal quarter ending December 31, 2019, replaced the secured leverage ratio financial covenant with a requirement that the first lien secured leverage ratio not exceed 2.50 to 1 as of the end of such fiscal quarter, (vi) increased the maximum permitted total leverage ratio as of the end of each fiscal quarter to 4.50 to1 through the fiscal quarter ending December 31, 2021, with step-downs to 4.25 to 1 for the fiscal quarter ending March 31, 2022 and to 4.00 to 1 for each fiscal quarter ending thereafter, and (vii) required that we use the aggregate net cash proceeds of certain asset sales in excess of $50 million to prepay certain indebtedness and/or reduce commitments under our credit agreement, until the retirement of all of our senior notes maturing before September 12, 2023. On December 26, 2019, we entered into the third amendment to our credit agreement, which, among other things, permitted the issuance of certain secured indebtedness with a lien priority behind the obligations under the credit agreement without a corresponding 25% reduction in the borrowing base under the credit agreement, if issued by December 31, 2019 and issued in exchange for, or the proceeds used to refinance, our senior notes.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

As of March 31, 2020, we were in compliance with all applicable financial covenants under the credit agreement and we were able to borrow up to the full availability under our revolving credit facility. If the current depressed prices persist, combined with the scheduled reductions in the leverage ratio covenant and an expected significant reduction in our borrowing base in our scheduled determination, then our liquidity and our ability to comply with our financial covenants during the next 12 months will be adversely affected. Based on our current forecast, we do not expect to be in compliance with our financial covenants beginning in the fourth quarter of 2020. Failure to comply with these covenants, if not waived, would result in an event of default under our revolving credit facility, the potential acceleration of outstanding debt thereunder and the potential foreclosure on the collateral securing such debt, and could cause a cross-default under our other outstanding indebtedness.
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
Fair Value of Debt
We estimate the fair value of our Level 1 debt based on the market value of our publicly traded debt as determined based on the yield of our senior notes. The fair value of our Level 2 debt is based on a market approach using estimates provided by an independent investment financial data services firm. Fair value is compared to the carrying value in the table below:

	March 31, 2020		December 31, 2019
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		($ in millions)
Short-term debt (Level 1)	$420	$103	$385	$360
Long-term debt (Level 1)	$565	$68	$753	$622
Long-term debt (Level 2)	$8,598	$3,042	$8,320	$6,085

5.	Contingencies and Commitments
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
The aggregate undiscounted commitments under our gathering, processing and transportation agreements, excluding any reimbursement from working interest and royalty interest owners, credits for third-party volumes or future costs under cost-of-service agreements, are presented below:

March 31, 2020
($ in millions)
Remainder of 2020	$815
2021	986
2022	880
2023	752
2024	681
2025 – 2034	3,479
Total	$7,593

In addition, we have entered into long-term agreements for certain natural gas gathering and related services within specified acreage dedication areas in exchange for cost-of-service based fees redetermined annually, or tiered fees based on volumes delivered relative to scheduled volumes. Future gathering fees may vary with the applicable agreement.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

6.	Other Liabilities
Other current liabilities as of March 31, 2020 and December 31, 2019 are detailed below:

	March 31, 2020	December 31, 2019
	($ in millions)
Revenues and royalties due others	$396	$516
Accrued drilling and production costs	260	326
Joint interest prepayments received	57	52
VPP deferred revenue(a)	50	55
Accrued compensation and benefits(b)	56	156
Other accrued taxes	132	150
Other	201	177
Total other current liabilities	$1,152	$1,432

Other long-term liabilities as of March 31, 2020 and December 31, 2019 are detailed below:

	March 31, 2020	December 31, 2019
	($ in millions)
VPP deferred revenue(a)	$—	$9
Other	81	116
Total other long-term liabilities	$81	$125
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

(b)
In the Current Quarter, we terminated our nonqualified deferred compensation plan. Accordingly, we derecognized the asset associated with the plan after the participants’ investments were liquidated. The cash was distributed to the participants and we extinguished the corresponding $43 million accrued liability.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

7.	Revenue
The following table shows revenue disaggregated by operating area and product type, for the Current Quarter and the Prior Quarter:

	Three Months Ended March 31, 2020
	Oil	Natural Gas	NGL	Total
	($ in millions)
Marcellus	$—	$175	$—	$175
Haynesville	—	85	—	85
Eagle Ford	277	31	20	328
Brazos Valley	172	4	4	180
Powder River Basin	68	15	7	90
Mid-Continent	22	10	4	36
Revenue from contracts with customers	539	320	35	894
Gains on oil, natural gas and NGL derivatives	839	68	—	907
Oil, natural gas and NGL revenue	$1,378	$388	$35	$1,801

Marketing revenue from contracts with customers	$508	$124	$30	$662
Other marketing revenue	61	1	—	62
Marketing revenue	$569	$125	$30	$724

	Three Months Ended March 31, 2019
	Oil	Natural Gas	NGL	Total
	($ in millions)
Marcellus	$—	$302	$—	$302
Haynesville	—	201	—	201
Eagle Ford	331	48	46	425
Brazos Valley	121	4	2	127
Powder River Basin	74	25	10	109
Mid-Continent	40	15	11	66
Revenue from contracts with customers	566	595	69	1,230
Losses on oil, natural gas and NGL derivatives	(259)	(42)	—	(301)
Oil, natural gas and NGL revenue	$307	$553	$69	$929

Marketing revenue from contracts with customers	$613	$413	$117	$1,143
Other marketing revenue	72	20	—	92
Losses on marketing derivatives	—	(2)	—	(2)
Marketing revenue	$685	$431	$117	$1,233

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Accounts Receivable
Our accounts receivable are primarily from purchasers of oil, natural gas and NGL and from exploration and production companies that own interests in properties we operate. This industry concentration could affect our overall exposure to credit risk, either positively or negatively, because our purchasers and joint working interest owners may be similarly affected by changes in economic, industry or other conditions. We monitor the creditworthiness of all our counterparties and we generally require letters of credit or parent guarantees for receivables from parties deemed to have sub-standard credit, unless the credit risk can otherwise be mitigated. We estimate expected credit losses using forecasts based on historical information and current information, in addition to specifically identifying receivables that may be uncollectible.
On January 1, 2020 we adopted ASU 2016-03, Financial Instruments-Credit Losses. The standard, as further amended, affects trade receivables, financial assets and certain other instruments that are not measured at fair value through net income. This ASU replaced the previously required incurred loss approach for estimating credit losses with an expected loss model. The adoption and implementation of this ASU did not have a material impact on our accounts receivable.
Accounts receivable as of March 31, 2020 and December 31, 2019 are detailed below:

	March 31, 2020	December 31, 2019
	($ in millions)
Oil, natural gas and NGL sales	$458	$737
Joint interest	178	200
Other	150	74
Allowance for doubtful accounts	(24)	(21)
Total accounts receivable, net	$762	$990

8.	Income Taxes
We estimate our annual effective tax rate (AETR) for continuing operations in recording our quarterly income tax provision for the various jurisdictions in which we operate. The tax effects of statutory rate changes, significant unusual or infrequent items, and certain changes in the assessment of the realizability of deferred tax assets are excluded from the determination of our estimated AETR as such items are recognized as discrete items in the quarter in which they occur.
Our estimated AETR for the Current Quarter is 0.1%. The impairments recorded during the Current Quarter (See Note 13 for additional information on the impairments) resulted in the deferred tax position attributable to Texas reverting back to a net asset before valuation allowance. As such, the $10 million of deferred tax expense recorded during the fourth quarter of 2019 is being reversed through the determination of the estimated AETR and application of such to the year-to-date pre-tax book income. The estimated AETR is low as a result of projecting a full valuation allowance for the year with only the $10 million going through the estimated AETR as a deferred tax benefit.
Based on all available positive and negative evidence, including projections of future taxable income, we believe it is more likely than not that our deferred tax assets will not be realized. A significant piece of objectively verifiable negative evidence evaluated is the cumulative loss incurred over the rolling thirty-six-month period ended March 31, 2020. Such evidence limits our ability to consider various forms of subjective positive evidence, such as any projections of future growth and earnings. However, should we return to a level of sustained profitability, consideration will need to be given to projections of future taxable income to determine whether such projections provide an adequate source of taxable income for the realization of our deferred tax assets, primarily federal net operating loss (NOL) carryforwards. A full valuation allowance was recorded against our net deferred tax asset position for federal and state purposes as of March 31, 2020 and, with the exception of Texas, as of December 31, 2019.
On February 1, 2019, we completed the acquisition of WildHorse Resource Development Corporation (“WildHorse”). For federal income tax purposes, the transaction (the “WildHorse Merger”) qualified as a tax-free merger under Section 368 of the Internal Revenue Code of 1986, as amended, (the “Code”) and, as a result, we acquired carryover tax basis in WildHorse’s assets and liabilities. We recorded a net deferred tax liability of $314 million as part of the business combination accounting for WildHorse. As a consequence of maintaining a full valuation allowance

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

against our net deferred tax asset, a partial release of the valuation allowance was recorded as a discrete income tax benefit of $314 million through the condensed consolidated statement of operations in the first quarter of 2019. The net deferred tax liability acquired includes deferred tax liabilities on plant, property and equipment and prepaid compensation totaling $401 million, partially offset by deferred tax assets totaling $87 million relating to federal NOL carryforwards, disallowed interest carryforwards and certain other deferred tax assets. These carryforwards will be subject to an annual limitation under Section 382 of the Code of approximately $61 million. We determined that no separate valuation allowances were required to be established through business combination accounting against any of the individual deferred tax assets acquired.
We are subject to U.S. federal income tax as well as income and capital taxes in various state jurisdictions in which we operate. We recorded an income tax benefit of $13 million for the Current Quarter. The benefit for the Current Quarter was primarily a result of reversing substantially all of the deferred tax liability associated with Texas through the estimated AETR and recording a receivable for amounts previously sequestered from refunds of corporate alternative minimum tax (AMT) credits.
Our ability to utilize NOL carryforwards and possibly other tax attributes to reduce future federal taxable income and federal income tax is subject to various limitations under Section 382 of the Code. The utilization of these attributes may be subject to an annual limitation under Section 382 of the Code should transactions involving our equity, including issuances of our stock or the sale or exchange of our stock by certain shareholders, result in a cumulative shift of more than 50% in the beneficial ownership of our stock during any three-year testing period (an “Ownership Change”). (For this purpose, “stock” includes certain preferred stock). Some states impose similar limitations on tax attribute utilization upon experiencing an Ownership Change. On April 23, 2020, our Board of Directors approved the adoption of a rights plan that is intended to protect value by preserving our ability to use our tax attributes, such as NOLs, to offset potential future income taxes for federal income tax purposes. See Note 17 for additional information.
As of March 31, 2020, we do not believe that an Ownership Change has occurred that would subject us to an annual limitation on the utilization of our NOL carryforwards and other tax attributes. However, with our cumulative shift in excess of 40%, future transactions involving our equity, including relatively small transactions and transactions beyond our control, could cause an Ownership Change and therefore an annual limitation on the utilization of NOL carryforwards and possibly other tax attributes (which annual limitation could potentially be very low).
On March 27, 2020, the President signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The CARES Act provides relief to corporate taxpayers by permitting a five year carryback of 2018 through 2020 NOLs, removing the 80% limitation on the utilization of certain NOLs carried forward to years beginning before January 1, 2021, increasing the 30% limitation on interest expense deductibility under Section 163(j) of the Code to 50% of adjusted taxable income for 2019 and 2020 and accelerating refunds for AMT credit carryforwards, along with a few other provisions. With respect to the Current Quarter, there was no impact on our income tax provision from the enactment of the CARES Act.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

9.	Equity
Common Stock
A summary of the changes in our common shares issued is detailed below.

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Beginning balance(a)	9,773	4,568
Common shares issued for WildHorse Merger(a)	—	3,587
Restricted stock issuances (net of forfeitures and cancellations)(a)(b)	11	13
Ending balance(a)	9,784	8,168
____________________________________________

(a)	All share information has been retroactively adjusted to reflect a 1-for-200 (1:200) reverse stock split effective April 14, 2020. See Note 17 for additional information.

(b)	See Note 10 for discussion of restricted stock.

10.	Share-Based Compensation
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
Equity-Classified Awards
Restricted Stock. We grant restricted stock units to employees and non-employee directors. A summary of the changes in unvested restricted stock during the Current Quarter is presented below:

	Shares of Unvested Restricted Stock(a)	Weighted Average Grant Date Fair Value Per Share(a)
	(in thousands)
Unvested restricted stock as of January 1, 2020	52	$710
Granted	68	$60
Vested	(18)	$828
Forfeited	—	$1,042
Unvested restricted stock as of March 31, 2020	102	$256

____________________________________________

(a)	All share information has been retroactively adjusted to reflect a 1-for-200 (1:200) reverse stock split effective April 14, 2020. See Note 17 for additional information.
The aggregate intrinsic value of restricted stock that vested during the Current Quarter was approximately $1 million based on the stock price at the time of vesting.
As of March 31, 2020, there was approximately $18 million of total unrecognized compensation expense related to unvested restricted stock. The expense is expected to be recognized over a weighted average period of approximately 2.15 years.
Stock Options. In the Prior Quarter, we granted members of management stock options that vest ratably over a three-year period. Each stock option award has an exercise price equal to the closing price of our common stock on the grant date. Outstanding options expire seven years to ten years from the date of grant.

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
The following table provides information related to stock option activity in the Current Quarter:

	Number of Shares Underlying Options(a)	Weighted Average Exercise Price Per Share(a)	Weighted Average Contract Life in Years	Aggregate Intrinsic Value(b)
	(in thousands)			($ in millions)
Outstanding as of January 1, 2020	90	$1,420	5.70	$—
Granted	—	$—
Exercised	—	$—		$—
Expired	(1)	$1,090
Forfeited	—	$—
Outstanding as of March 31, 2020	89	$1,424	5.47	$—
Exercisable as of March 31, 2020	80	$1,510	5.18	$—
___________________________________________

(a)	All share information has been retroactively adjusted to reflect a 1-for-200 (1:200) reverse stock split effective April 14, 2020. See Note 17 for additional information.

(b)	The intrinsic value of a stock option is the amount by which the current market value or the market value upon exercise of the underlying stock exceeds the exercise price of the option.
As of March 31, 2020, there was $3 million of total unrecognized compensation expense related to stock options. The expense is expected to be recognized over a weighted average period of approximately 1.35 years, net of actual forfeitures.
Restricted Stock and Stock Option Compensation. We recognized the following compensation costs, net of actual forfeitures, related to restricted stock and stock options for the Current Quarter and the Prior Quarter:

	Three Months Ended March 31,
	2020	2019
	($ in millions)
General and administrative expenses	$4	$6
Oil and natural gas properties	1	1
Oil, natural gas and NGL production expenses	1	1
Total restricted stock and stock option compensation	$6	$8

Liability-Classified Awards
Performance Share Units. In the Prior Quarter, we granted PSUs to senior management that vest ratably over a three-year performance period and are settled in cash. The ultimate amount earned is based on achievement of performance metrics established by the Compensation Committee of the Board of Directors. Compensation expense associated with PSU awards is recognized over the service period based on the graded-vesting method. The value of the PSU awards at the end of each reporting period is dependent upon our estimates of the underlying performance measures.

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
The following table presents a summary of our liability-classified awards:

		Grant Date Fair Value	March 31, 2020
	Units(a)		Fair Value	Vested Liability
		($ in millions)	($ in millions)
2019 PSU Awards:
Payable 2021 and 2022	15,581	$9	$1	$—
2018 PSU Awards:
Payable 2021	5,822	$4	$—	$—
2017 PSU Awards:
Payable 2020	428	$1	$—	$—
2018 CRSU Awards:
Payable 2021	19,928	$12	$1	$—

____________________________________________

(a)	All share information has been retroactively adjusted to reflect a 1-for-200 (1:200) reverse stock split effective April 14, 2020. See Note 17 for additional information.

We recognized the following compensation costs (credits), net of actual forfeitures, related to our liability-classified awards for the Current Quarter and the Prior Quarter.

	Three Months Ended March 31,
	2020	2019
	($ in millions)
General and administrative expenses	$(3)	$9
Oil and natural gas properties	—	1
Oil, natural gas and NGL production expenses	(1)	3
Exploration expenses	—	1
Total liability-classified awards compensation	$(4)	$14

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

11.	Derivative and Hedging Activities
We use derivative instruments to reduce our exposure to fluctuations in future commodity prices and to protect our expected operating cash flow against significant market movements or volatility. All of our oil, natural gas and NGL derivative instruments are net settled based on the difference between the fixed-price payment and the floating-price payment, resulting in a net amount due to or from the counterparty. None of our open oil, natural gas or NGL derivative instruments were designated for hedge accounting as of March 31, 2020 or December 31, 2019.
Oil, Natural Gas and NGL Derivatives
As of March 31, 2020 and December 31, 2019, our oil, natural gas and NGL derivative instruments consisted of the following types of instruments:

•
Swaps: We receive a fixed price and pay a floating market price to the counterparty for the hedged commodity. In exchange for higher fixed prices on certain of our swap trades, we may sell call options and call swaptions.

•
Options: We sell, and occasionally buy, call options in exchange for a premium. At the time of settlement, if the market price exceeds the fixed price of the call option, we pay the counterparty the excess on sold call options and we receive the excess on bought call options. If the market price is lower than the fixed price of the call option, no payment is due from either party.

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

•
Put spreads: These instruments contain a fixed floor price (bought put) and sub floor price (sold put). If the market price exceeds the bought put strike, we receive the market price. If the market price is between the bought put and sold put strike prices, we receive the bought put price. If the market price falls below the sub floor, we receive the market price plus the difference between the sold put and bought put.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The estimated fair values of our oil, natural gas and NGL derivative instrument assets (liabilities) as of March 31, 2020 and December 31, 2019 are provided below:

	March 31, 2020		December 31, 2019
	Notional Volume	Fair Value	Notional Volume	Fair Value
		($ in millions)		($ in millions)
Oil (mmbbl):
Fixed-price swaps	21	$640	24	$(7)
Call options (sold)	9	(9)	—	—
Collars	1	48	2	14
Basis protection swaps	10	38	8	(2)
Total oil	41	717	34	5
Natural gas (bcf):
Fixed-price swaps	199	152	265	125
Call options	113	(19)	22	—
Call swaptions	29	(4)	29	(2)
Put spreads	94	15	—	—
Basis protection swaps	46	1	30	2
Total natural gas	481	145	346	125
Total estimated fair value		$862		$130

We have terminated certain commodity derivative contracts that were previously designated as cash flow hedges for which the original contract months are yet to occur. See further discussion below under Effect of Derivative Instruments – Accumulated Other Comprehensive Income (Loss).
Effect of Derivative Instruments – Condensed Consolidated Balance Sheets
The following table presents the fair value and location of each classification of derivative instrument included in the condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019 on a gross basis and after same-counterparty netting:

Balance Sheet Classification	Gross Fair Value	Amounts Netted in the Consolidated Balance Sheets	Net Fair Value Presented in the Consolidated Balance Sheets
	($ in millions)
As of March 31, 2020
Commodity Contracts:
Short-term derivative asset	$889	$(5)	$884
Short-term derivative liability	(5)	5	—
Long-term derivative liability	(22)	—	(22)
Total derivatives	$862	$—	$862

As of December 31, 2019
Commodity Contracts:
Short-term derivative asset	$174	$(40)	$134
Short-term derivative liability	(42)	40	(2)
Long-term derivative liability	(2)	—	(2)
Total derivatives	$130	$—	$130

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Effect of Derivative Instruments – Condensed Consolidated Statements of Operations
The components of oil, natural gas and NGL revenues for the Current Quarter and the Prior Quarter are presented below:

	Three Months Ended March 31,
	2020	2019
	($ in millions)
Oil, natural gas and NGL revenues	$894	$1,230
Gains (losses) on undesignated oil, natural gas and NGL derivatives	916	(291)
Losses on terminated cash flow hedges	(9)	(10)
Total oil, natural gas and NGL revenues	$1,801	$929
The components of marketing revenues for the Current Quarter and the Prior Quarter are presented below:

	Three Months Ended March 31,
	2020	2019
	($ in millions)
Marketing revenues	$724	$1,235
Losses on undesignated marketing natural gas derivatives	—	(2)
Total marketing revenues	$724	$1,233

Effect of Derivative Instruments – Accumulated Other Comprehensive Income (Loss)
A reconciliation of the changes in accumulated other comprehensive income (loss) in our condensed consolidated statements of stockholders’ equity related to our cash flow hedges is presented below:

	Three Months Ended March 31,
	2020		2019
	Before Tax	After Tax	Before Tax	After Tax
	($ in millions)
Balance, beginning of period	$(45)	$12	$(80)	$(23)
Losses reclassified to income	9	9	10	10
Balance, end of period	$(36)	$21	$(70)	$(13)

The accumulated other comprehensive loss as of March 31, 2020 represents the net deferred loss associated with commodity derivative contracts that were previously designated as cash flow hedges for which the original contract months are yet to occur. Remaining deferred gain or loss amounts will be recognized in earnings in the month for which the original contract months are to occur. As of March 31, 2020, we expect to transfer approximately $29 million of net loss included in accumulated other comprehensive income (loss) to net income (loss) during the next 12 months. The remaining amounts will be transferred by December 31, 2022.
Credit Risk Considerations
Our derivative instruments expose us to our counterparties’ credit risk. To mitigate this risk, we enter into derivative contracts only with counterparties that have a high credit rating or are deemed by us to have acceptable credit strength, and are deemed by management to be competent and competitive market-makers, and we attempt to limit our exposure to non-performance by any single counterparty. As of March 31, 2020, our oil, natural gas and NGL derivative instruments were spread among 11 counterparties.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Hedging Arrangements
Certain of our hedging arrangements are with counterparties that are also lenders (or affiliates of lenders) under our revolving credit facility. The contracts entered into with these counterparties are secured by the same collateral that secures the revolving credit facility. In addition, we enter into bilateral hedging agreements with other counterparties. The counterparties’ and our obligations under the bilateral hedging agreements must be secured by cash or letters of credit to the extent that any mark-to-market amounts owed to us or by us exceed defined thresholds. As of March 31, 2020, we did not have any cash or letters of credit posted as collateral for our commodity derivatives.
Fair Value
The fair value of our derivatives is based on third-party pricing models, which utilize inputs that are either readily available in the public market, such as oil, natural gas and NGL forward curves and discount rates, or can be corroborated from active markets or broker quotes. These values are compared to the values given by our counterparties for reasonableness. Since oil, natural gas and NGL swaps do not include optionality and therefore generally have no unobservable inputs, they are classified as Level 2. All other derivatives have some level of unobservable input, such as volatility curves, and are therefore classified as Level 3. Derivatives are also subject to the risk that either party to a contract will be unable to meet its obligations. We factor non-performance risk into the valuation of our derivatives using current published credit default swap rates. To date, this has not had a material impact on the values of our derivatives.
The following table provides information for financial assets (liabilities) measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
		($ in millions)
As of March 31, 2020
Derivative Assets (Liabilities):
Commodity assets	$—	$831	$46	$877
Commodity liabilities	—	—	(15)	(15)
Total derivatives	$—	$831	$31	$862

As of December 31, 2019
Derivative Assets (Liabilities):
Commodity assets	$—	$160	$14	$174
Commodity liabilities	—	(42)	(2)	(44)
Total derivatives	$—	$118	$12	$130

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

A summary of the changes in the fair values of our financial assets (liabilities) classified as Level 3 during the Current Quarter and the Prior Quarter is presented below:

	Commodity Derivatives	Utica Contingent Consideration
	($ in millions)
Balance, as of January 1, 2020	$12	$—
Total gains (losses) (realized/unrealized):
Included in earnings(a)	28	—
Total purchases, issuances, sales and settlements:
Settlements	(9)	—
Balance, as of March 31, 2020	$31	$—

Balance, as of January 1, 2019	$87	$7
Total gains (losses) (realized/unrealized):
Included in earnings(a)	(88)	—
Total purchases, issuances, sales and settlements:
Settlements	4	—
Balance, as of March 31, 2019	$3	$7
___________________________________________

(a)		Commodity Derivatives

		2020	2019
		($ in millions)
	Total gains (losses) included in earnings for the period	$28	$(88)
	Change in unrealized gains (losses) related to assets still held at reporting date	$19	$(84)
Qualitative and Quantitative Disclosures about Unobservable Inputs for Level 3 Fair Value Measurements
The significant unobservable inputs for Level 3 derivative contracts include market volatility. Changes in market volatility impact the fair value measurement of our derivative contracts, which is based on an estimate derived from option models. For example, an increase or decrease in the forward prices and volatility of oil and natural gas prices decreases or increases the fair value of oil and natural gas derivatives. The following table presents quantitative information about Level 3 inputs used in the fair value measurement of our commodity derivative contracts at fair value as of March 31, 2020:

Instrument Type	Unobservable Input	Range	Weighted Average(a)	Fair Value March 31, 2020
				($ in millions)
Oil trades	Oil price volatility curves	26.50% – 242.41%	42.97%	$39
Natural gas trades	Natural gas price volatility curves	20.56% – 141.43%	42.77%	$(8)

____________________________________________

(a)	Weighted average volatility is weighted by relative volume.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

12.	Exploration Expense
A summary of our exploration expense for the Current Quarter and the Prior Quarter is as follows:

	Three Months Ended March 31,
	2020	2019
	($ in millions)
Impairments of unproved properties	$272	$18
Dry hole expense	7	—
Geological and geophysical expense and other	3	6
Exploration expense	$282	$24

Unproved oil and natural gas properties are periodically assessed for impairment by considering future drilling and exploration plans, results of exploration activities, commodity price outlooks, planned future sales and expiration of all or a portion of the projects. The exploration expense charges during the Current Quarter are the result of non-cash impairment charges in unproved properties, primarily in our Brazos Valley, Powder River Basin, Haynesville and Mid-Continent operating areas.

13.	Impairments
During the Current Quarter, the decrease in demand for crude oil primarily due to COVID-19 and sharp decline in commodity prices related to the combined impact of falling demand and recent increases in production from OPEC+ resulted in decreases in current and expected long-term crude oil and NGL sale prices. These conditions resulted in reductions to the market capitalization of peer companies in the energy industry. We determined these adverse market conditions represent a triggering event to perform an impairment assessment of our long-lived assets used in, and in support of, our operations, including proved oil and gas properties, and our sand mine assets.
Proved Oil and Gas Properties
Our impairment test involved a Step 1 assessment to determine if the net book value of our proved oil and natural gas properties is expected to be recovered from the estimated undiscounted future cash flows.

•
We calculated the expected undiscounted future net cash flows of our long-lived assets using management’s assumptions and expectations of (i) commodity prices, which are based on the NYMEX strip pricing escalated by an inflationary rate after 2 years, (ii) pricing adjustments for differentials, (iii) operating costs, (iv) capital investment plans, (v) future production volumes, and (vi) estimated proved reserves.

•	Unprecedented volatility in the price of oil due to the decrease in demand has led us to rely on NYMEX strip pricing, which represents a Level 1 input.
Certain oil and gas properties in our Eagle Ford, Brazos Valley, Powder River Basin, and Mid-Continent and other non-core operating areas failed the Step 1 assessment. For these assets, we used a discounted cash flow analysis to estimate fair value. The expected future net cash flows were discounted using a rate of 11%, which we believe represents the estimated weighted average cost of capital of a theoretical market participant. Based on Step 2 of our long-lived assets impairment test, we recognized an $8.446 billion impairment because the carrying value exceeded estimated fair market value as of March 31, 2020.

•
Significant inputs associated with the calculation of discounted future net cash flows include estimates of (i) recoverable reserves, (ii) production rates, (iii) future operating and development costs, (iv) future commodity prices escalated by an inflationary rate after two years, adjusted for differentials, and (v) a market-based weighted average cost of capital. We utilized NYMEX strip pricing, adjusted for differentials, to value the reserves. The NYMEX strip pricing inputs used are classified as Level 1 fair value assumptions and all other inputs are classified as Level 3 fair value assumptions.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Sand Mine
Our in-field sand mine assets predominately service the oil and gas properties in our Brazos Valley operating area. Based on management’s assumptions and expectations of (i) future commodity prices, (ii) capital investment plans in the Brazos Valley operating area, and (iii) future operating cost of the sand mine, management expects the market for sand to significantly decrease for the foreseeable future. As a result, we recognized a $76 million impairment related to our sand mine assets for the difference between fair value and the carrying value as of March 31, 2020. The inputs used are classified as Level 3 fair value assumptions.

14.	Capitalized Exploratory Well Costs
A summary of the changes in our capitalized well costs for the Current Quarter is detailed below. Additions pending the determination of proved reserves excludes amounts capitalized and subsequently charged to expense within the same year.

Three Months Ended March 31, 2020
($ in millions)
Balance as of January 1	$7
Charges to exploration expense	(7)
Balance as of March 31	$—

As of March 31, 2020, there were no drilling and completion costs on exploratory wells pending determination of proved reserves capitalized for greater than one year.

15.	Investments
In the Current Quarter, the hydraulic fracturing industry experienced challenging operating conditions resulting in the current fair value of our investment in FTS International, Inc. (NYSE: FTSI) falling below book value of $23 million and remaining below that value as of the end of the Current Quarter. Based on FTSI’s operating results and FTSI’s share price of $0.22 per share as of March 31, 2020, we determined that the reduction in fair value is other-than-temporary, and recognized an impairment of our entire investment in FTSI of $23 million.

16.	Other Operating Expense
In the Current Quarter, we terminated certain gathering, processing and transportation contracts and recognized a non-recurring $79 million expense related to the contract terminations. The contract terminations removed approximately $169 million of future commitments related to gathering, processing and transportation agreements. See Note 5 for further discussion of contingencies and commitments.
In the Prior Quarter, we recorded approximately $23 million of costs related to our acquisition of WildHorse which consisted of consulting fees, financial advisory fees, legal fees and travel and lodging expenses. In addition, we recorded approximately $38 million of severance expense as a result of the acquisition of WildHorse. A majority of the WildHorse executives and employees were terminated. These executives and employees were entitled to severance benefits in accordance with existing employment agreements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

17.	Subsequent Events
Reverse Stock Split
On April 13, 2020, our Board of Directors and our shareholders approved a 1-for-200 (1:200) reverse stock split of our common stock and a reduction of the total number of authorized shares of our common stock as determined by a formula based on two-thirds of the reverse stock split ratio. The reverse stock split became effective as of the close of business on April 14, 2020. Our common stock began trading on a split-adjusted basis on the NYSE at the market open on April 15, 2020. The par value of the common stock was not adjusted as a result of the reverse stock split.
The reverse stock split was intended to, among other things, increase the per share trading price of our common shares to satisfy the $1.00 minimum closing price requirement for continued listing on the NYSE. As a result of the reverse stock split, each 200 pre-split shares of common stock outstanding were automatically combined into one issued and outstanding share of common stock. The fractional shares that resulted from the reverse stock split were canceled by paying cash in lieu of the fair value. The number of outstanding shares of common stock were reduced from approximately 1.957 billion as of April 10, 2020 to approximately 9.784 million shares (without giving effect to the liquidation of fractional shares). The total number of shares of common stock that we are authorized to issue was reduced from 3,000,000,000 to 22,500,000 shares. All share and per share amounts in the accompanying condensed consolidated financial statements and notes thereto were retroactively adjusted for all periods presented to give effect to this reverse stock split, including reclassifying an amount equal to the reduction in par value of our common stock to additional paid-in capital.
Preferred Stock Dividend Suspension
On April 17, 2020, we announced that we were suspending payment of dividends on each series of our outstanding convertible preferred stock. Suspension of the dividends did not constitute an event of default under any of our debt instruments.
Adoption of Rights Plan
On April 23, 2020, the Board of Directors of the Company declared a dividend of one preferred share purchase right (a “Right”), payable on May 4, 2020, for each share of common stock, par value $0.01 per share, of the Company (the “Common Stock”) outstanding on May 4, 2020 to the stockholders of record on that date. In connection with the distribution of the Rights, the Company entered into a Section 382 Rights Agreement (the “Rights Agreement”), dated as of April 23, 2020, between the Company and Computershare Trust Company, N.A., as rights agent. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series B Preferred Stock, par value $0.01 per share, of the Company at a price of $90.00 subject to adjustment.
The purpose of the Rights Agreement is to protect value by preserving the Company’s ability to use its tax attributes (e.g., federal NOLs) to offset potential future income taxes for federal income tax purposes. As of December 31, 2019, the Company had federal NOLs of approximately $7.6 billion available to offset future federal taxable income. The Company’s ability to use its federal NOLs as well as other tax attributes would be substantially limited if it experiences an Ownership Change. The Rights Agreement is intended to reduce the likelihood of an Ownership Change by deterring any person or group of affiliated or associated persons from acquiring beneficial ownership of 4.9% or more of the outstanding shares of Common Stock.
The Rights Agreement will expire on the close of business on the day following the certification of the voting results from the Company’s 2021 annual meeting, unless the Company’s shareholders ratify the Rights Agreement at or prior to such meeting, in which case it will continue in effect until April 22, 2023, unless terminated earlier in accordance with its terms.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY INFORMATION

Oil, Natural Gas and NGL Reserve Quantities

Presented below is a summary of changes in estimated reserves for the Current Quarter:

	Oil	Natural Gas	NGL	Total
	(mmbbl)	(bcf)	(mmbbl)	(mmboe)
March 31, 2020
Proved reserves, beginning of period	358	6,566	120	1,572
Extensions, discoveries and other additions	3	91	1	19
Revisions of previous estimates	(136)	(2,298)	(40)	(560)
Production	(12)	(173)	(3)	(43)
Proved reserves, end of period	213	4,186	78	988
Proved developed reserves:
Beginning of period	201	3,377	82	846
End of period	198	3,371	73	832
Proved undeveloped reserves:
Beginning of period	157	3,189	38	726
End of period	15	815	5	156
During the Current Quarter, revisions of previous estimates decreased primarily due to updates to our five-year development plan in contemplation of ongoing market conditions and uncertainty regarding our ability to finance the development of our proved reserves over a five-year period.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
The following discussion should be read together with the condensed consolidated financial statements included in Item 1 of Part I of this report and in Item 8 of our 2019 Form 10-K.
We are an independent exploration and production company engaged in the acquisition, exploration and development of properties to produce oil, natural gas and NGL from underground reservoirs. We own a large and geographically diverse portfolio of onshore U.S. unconventional natural gas and liquids assets, including interests in approximately 13,700 oil and natural gas wells. We have significant positions in the liquids-rich resource plays of the Eagle Ford Shale in South Texas, the stacked pay in the Powder River Basin in Wyoming and the Anadarko Basin in northwestern Oklahoma. Our natural gas resource plays are the Marcellus Shale in the northern Appalachian Basin in Pennsylvania and the Haynesville/Bossier Shales in northwestern Louisiana.
Our strategy is to create shareholder value through the development of our significant resource plays. Current market conditions make it difficult to execute on this strategy; however, we continue to focus on reducing debt, increasing cash provided by operating activities, improving margins through financial discipline and operating efficiencies and maintaining exceptional environmental and safety performance. To accomplish these goals, we intend to allocate our capital expenditures to projects we believe offer the highest return and value regardless of the commodity price environment, to deploy leading drilling and completion technology throughout our portfolio, and to take advantage of acquisition and divestiture opportunities to strengthen our cost structure and our portfolio. We continue to seek opportunities to reduce cash costs per barrel of oil equivalent production (production, gathering, processing and transportation and general and administrative) through operational efficiencies, including but not limited to improving our production volumes from existing wells. In response to current market conditions, we have reduced our workforce, curtailed production and reduced capital, which will further reduce future production.
Recent Developments
COVID-19 Pandemic and Impact on Global Demand for Oil and Natural Gas
On March 11, 2020, the World Health Organization declared the ongoing coronavirus (COVID-19) outbreak a pandemic and recommended containment and mitigation measures worldwide. The pandemic has reached more than 200 countries and territories and has resulted in widespread adverse impacts on the global economy and on our customers and other parties with whom we have business relations. To date, we have experienced limited operational impacts as a result of restrictions from working remotely or COVID-19 directly. As an essential business under the guidelines issued by each of the states in which we operate, we have been allowed to continue operations, although for the health and safety of our employees we chose to have our non-essential personnel work remotely. As a result, since mid-March, we have restricted access to all of our offices and have directed employees to work remotely to the extent possible. Those employees who are unable to work remotely are being closely monitored and are taking precautions to minimize the risk of exposure. We will begin to re-open our offices in phases beginning mid-May. These actions since mid-March have allowed us to maintain the engagement and connectivity of our personnel, as well as minimize the number of employees required in the office and field. However, due to severe impacts from the global COVID-19 pandemic on the global demand for oil and natural gas, financial results for the three months ended March 31, 2020 are not necessarily indicative of operating results for the entire year as only one month of the Current Quarter was impacted by COVID-19 and the related economic volatility. Moreover, future operations could be negatively affected if a significant number of our employees are quarantined as a result of exposure to the virus.
Our first priority in our response to this crisis has been the health and safety of our employees and those of our other business counterparties. We have implemented preventative measures and developed corporate and regional response plans to minimize unnecessary risk of exposure and prevent infection, while supporting our employees, contractors and vendors to the best of our ability in the circumstances. We have a business continuity team for health, safety and environmental matters and personnel issues, and we have activated this business continuity team to address various impacts of the situation, as they develop. We also have modified certain business practices (including those related to employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences) to protect the health and safety of our employees, contractors and communities in which we operate by conforming to government restrictions and best practices encouraged by the Centers for Disease Control and Prevention, the World Health Organization and other governmental and regulatory authorities.

There is considerable uncertainty regarding the extent to which COVID-19 will continue to spread and the extent and duration of governmental and other measures implemented to try to slow the spread of the virus, such as large-scale travel bans and restrictions, border closures, quarantines, shelter-in-place orders and business and government shutdowns. One of the largest impacts of the pandemic has been a significant reduction in global demand for oil and, to a lesser extent, natural gas. This significant decline in demand has been met with a sharp decline in oil prices following the announcement of price reductions and production increases in March 2020 by members of the Organization of Petroleum Exporting Countries (OPEC+) and other foreign, oil-exporting countries. The resulting supply/demand imbalance is having disruptive impacts on the oil and natural gas exploration and production industry and on other industries that serve exploration and production companies. These industry conditions, coupled with those resulting from the COVID-19 pandemic, are expected to lead to significant global economic contraction generally and in our industry in particular.
Oil and natural gas prices have historically been volatile; however, the volatility in the prices for these commodities has substantially increased as a result of COVID-19 and the OPEC+ decisions mentioned above. While an agreement to cut production has since been announced by OPEC+ and its allies, the situation, coupled with the impact of COVID-19, has continued to result in a significant downturn in the oil and gas industry. Oil prices declined sharply in April 2020 and remain volatile. Strip pricing for natural gas has increased as a result of the oil price war; however, the impact of these recent developments and our business are unpredictable. We expect to see continued volatility in oil and natural gas prices for the foreseeable future, and such volatility, combined with the current depressed prices, has impacted and is expected to continue to adversely impact our business. A continued low level of demand or prices for oil and natural gas or otherwise would have a continued material adverse effect on our business, cash flows, liquidity, financial condition and results of operations.
As of the date of this Form 10-Q, our efforts to respond to the challenges presented by the conditions described above and minimize the impacts to our business have yielded results. We have moved quickly to implement strategies to reduce costs, increase operational efficiencies and lower our capital spending. In April, we underwent a reduction in workforce impacting approximately 13% of our employees. In connection with the reduction, we expect to record a non-recurring charge of approximately $22 million in the second quarter of 2020 and we anticipate an estimated annualized savings of approximately $36 million. Due to current oil prices and midstream constraints, we have shut-in wells and delayed turn-in-lines, which will reduce our projected oil production by approximately 50% and 37% in May and June, respectively. As market conditions improve, we will return wells to production and complete our drilled but uncompleted wells. We anticipate our capital expenditures for the remainder of the year will range between $500 and $700 million and will be focused primarily on our gas assets. We have not received any funding under the CARES Act or other federal programs to support our operations and do not anticipate that we will. We are continuing to address concerns to protect the health and safety of our employees and those of our customers and other business counterparties, and this includes changes to comply with health-related guidelines as they are modified and supplemented.
We cannot predict the full impact that COVID-19 or the significant disruption and volatility currently being experienced in the oil and natural gas markets will have on our business, cash flows, liquidity, financial condition and results of operations at this time due to numerous uncertainties. The ultimate impacts will depend on future developments, including, among others, the ultimate geographic spread of the virus, the consequences of governmental and other measures designed to prevent the spread of the virus, the development of effective treatments, the duration of the outbreak, actions taken by members of OPEC+ and other foreign, oil-exporting countries, governmental authorities, customers and other thirds parties, workforce availability, and the timing and extent to which normal economic and operating conditions resume. For additional discussion regarding risks associated with the COVID-19 pandemic, see Item 1A “Risk Factors” in this report.
Reverse Stock Split
On April 13, 2020, our Board of Directors and our shareholders approved a 1-for-200 (1:200) reverse stock split of our common stock and a reduction of the total number of authorized shares of our common stock as determined by a formula based on two-thirds of the reverse stock split ratio. The reverse stock split became effective as of the close of business on April 14, 2020. Our common stock began trading on a split-adjusted basis on the NYSE at the market open on April 15, 2020. The par value of the common stock was not adjusted as a result of the reverse stock split.
The reverse stock split was intended to, among other things, increase the per share trading price of our common shares to satisfy the $1.00 minimum closing price requirement for continued listing on the NYSE. The price condition will be deemed cured if on the last trading day of any calendar month within six months following the receipt from the NYSE of the notice of non-compliance, we have a closing share price of at least $1.00 and an average closing share price of at least $1.00 over the 30 trading-day period ending on the last trading day of that month. On April 1, 2020, the NYSE tolled the compliance period through June 30, 2020. As a result of the reverse stock split, each 200 pre-split shares of common stock outstanding were automatically combined into one issued and outstanding share of common stock. The fractional shares that resulted from the reverse stock split were canceled by paying cash in lieu of the fair value. The number of outstanding shares of common stock were reduced from approximately 1.957 billion as of April 10, 2020 to approximately 9.784 million shares (without giving effect to the liquidation of fractional shares). The total number of shares of common stock that we are authorized to issue was reduced from 3,000,000,000 to 22,500,000 shares. All share and per share amounts in the accompanying condensed consolidated financial statements and notes thereto were retroactively adjusted for all periods presented to give effect to this reverse stock split, including reclassifying an amount equal to the reduction in par value of our common stock to additional paid-in capital.
Adoption of Rights Plan
On April 23, 2020, our Board of Directors declared a dividend of one Right payable on May 4, 2020 for each share of our common stock outstanding on May 4, 2020 to the shareholders of record on that date. In connection with the distribution of the Rights, we entered into a Rights Agreement with Computershare Trust Company, N.A., as rights agent. Each Right entitles the registered holder to purchase from us Preferred Shares.
The Rights Agreement is intended to protect value by preserving our ability to use our tax attributes to offset potential future income taxes for federal income tax purposes. Our ability to use our tax attributes would be substantially limited if we experience an “ownership change,” as such term is defined in Section 382 of the Code. A company generally experiences an ownership change if the percentage of its shares of stock owned by its “5-percent shareholders,” as such term is defined in Section 382 of the Code, increases by more than 50 percentage points over a rolling three-year period. The Rights Agreement is intended to reduce the likelihood of an ownership change under Section 382 of the Code by deterring any person or group of affiliated or associated persons from acquiring 4.9% or more of our outstanding shares of common stock.
The Rights Agreement will expire on the close of business on the day following the certification of the voting results from our 2021 annual meeting of shareholders, unless our shareholders ratify the Rights Agreement at or prior to such meeting, in which case it will continue in effect until April 22, 2023, unless terminated earlier in accordance with its terms. This summary description of the rights plan does not purport to be complete and is qualified in its entirety by reference to the Rights Agreement, which was filed as an exhibit to our current report on Form 8-K filed on April 23, 2020.
Liquidity and Capital Resources
Liquidity Overview
Our ability to grow, make capital expenditures and service our debt depends primarily upon the prices we receive for the oil, natural gas and NGL we sell. Substantial expenditures are required to replace reserves, sustain production and fund our business plans. Historically, oil and natural gas prices have been volatile; however, the volatility in the prices for these commodities has substantially increased as a result of COVID-19 and the OPEC+ decisions discussed in this Form 10-Q. Oil prices in particular have plummeted in the past few weeks. We expect to see continued volatility in oil and natural gas prices for the foreseeable future, and such volatility, combined with the current depressed prices, has impacted and is expected to continue to adversely impact our business. A continued low level of oil, natural gas and NGL prices has affected and could continue to negatively affect the amount of cash we generate and have available for capital expenditures and debt service and has had and could continue to have a material impact on our financial position, results of operations, cash flows and on the quantities of reserves that we can economically produce or provide as collateral to our secured lenders and creditors. If the current depressed prices persist or decline throughout 2020, our ability to comply with financial covenants under our revolving credit facility during the next 12 months will be adversely affected. Based on our current forecast, we do not expect to be in compliance with our financial covenants beginning in the fourth quarter of 2020. Failure to comply with these covenants, if not waived, would result in an event of default under our revolving credit facility, the potential acceleration of outstanding debt thereunder and the potential foreclosure on the collateral securing such debt, and could cause a cross-default under our other outstanding indebtedness. Other risks and uncertainties that could affect our liquidity include, but are not limited to, counterparty credit risk for our receivables, access to capital markets, regulatory risks and our ability to meet financial covenants in our financing agreements.
As a result of the impacts to the Company’s financial position resulting from declining industry conditions and in consideration of the substantial amount of long-term debt outstanding, the Company has engaged advisors to assist with the evaluation of strategic alternatives, which may include, but not be limited to, seeking a restructuring, amendment or refinancing of existing debt through a private restructuring or reorganization under Chapter 11 of the Bankruptcy Code. However, there can be no assurances that the Company will be able to successfully restructure its indebtedness, improve its financial position or complete any strategic transactions. As a result of these uncertainties and the likelihood of a restructuring or reorganization, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern.
As of March 31, 2020 and December 31, 2019, we had a cash balance of $82 million and $6 million, respectively. As of March 31, 2020 and December 31, 2019, we had a net working capital deficit of $442 million and $1.141 billion, respectively. As of March 31, 2020 and December 31, 2019, our working capital deficit included $420 million and $385 million, respectively, of debt due in the next 12 months. As of March 31, 2020, we had $1.011 billion of borrowing capacity available under our revolving credit facility, with outstanding borrowings of $1.900 billion and $89 million utilized for various letters of credit. See Note 4 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion of our debt obligations, including principal and carrying amounts of our notes.
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
We currently have no access to capital and other financial markets. In response to the lack of new capital and funding, we are considering strategic alternatives, which may include but are not limited to additional expense reductions; seeking a restructuring, amendment or refinancing of existing debt through a private restructuring; and reorganization under Chapter 11 of the Bankruptcy Code. Additionally, our customers and counterparties are experiencing uncertain economic conditions which may impact their ability to make payments to us, which could adversely affect our business, cash flows, liquidity, financial condition and results of operations.
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
As of May 8, 2020, including April and May derivative contracts that have settled, we had 2020 downside oil price protection through swaps and collars at an average price of $59.95 per bbl. We had 2020 downside gas price protection through swaps at $2.76 per mcf and under put spread arrangements based on an average bought put NYMEX price of $2.06 per mcf and exposure below an average sold put NYMEX price of $1.80 per mcf.

Oil Derivatives(a)
Year	Type of Derivative Instrument	Notional Volume	Average NYMEX Price
		(mmbbls)
2020	Swaps	21	$59.63
2020	Two-way collars	1	$65.00/$83.25
2020	Basis protection swaps	10	$2.58
2021	Calls	5	$61.58
2022	Calls	4	$61.58
Natural Gas Derivatives(a)
Year	Type of Derivative Instrument	Notional Volume	Average NYMEX Price
		(bcf)
2020	Swaps	199	$2.76
2020	Calls	17	$12.00
2020	Basis protection swaps	46	($0.28)
2020	Put spread	94	$2.06/$1.80
2021	Calls	96	$2.75
2021	Call swaptions	14	$2.80
2022	Call swaptions	15	$2.80
___________________________________________

(a)	Includes amounts settled in April and May 2020.
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
We may continue to use a combination of cash and borrowings and the proceeds from asset sales to retire our outstanding debt or preferred stock through privately negotiated transactions, open market repurchases, redemptions, exchanges, tender offers or otherwise, but we are under no obligation to do so.
Revolving Credit Facility
Our revolving credit facility matures in September 2023 and the current aggregate commitment of the lenders and borrowing base under the facility is $3.0 billion. The revolving credit facility provides for an accordion feature, pursuant to which the aggregate commitments thereunder may be increased to up to $4.0 billion from time to time, subject to agreement of the participating lenders and certain other customary conditions. Scheduled borrowing base redeterminations will continue to occur semiannually. Our borrowing base was reaffirmed on November 1, 2019. Borrowings under the facility bear interest at a variable rate. As of March 31, 2020, we had outstanding borrowings of $1.900 billion under our revolving credit facility and had used $89 million of our revolving credit facility for various letters of credit. Our next borrowing base redetermination, scheduled for the second quarter of 2020, is not complete. Although we believe we have adequate reserves value to support the reaffirmation of our full borrowing base, we believe it is likely the lending group will reduce our borrowing base due to our distressed financial position. See Note 4 of the notes to our condensed consolidated financial statements included in Item 1 of this report for further discussion of the terms of our revolving credit facility. As of March 31, 2020, we were in compliance with all applicable financial covenants under the credit agreement. As of March 31, 2020, our total leverage ratio was approximately 3.70 to 1.00, our first lien leverage ratio was approximately 1.44 to 1 and our fixed charge coverage ratio was approximately 3.55 to 1.
Fluctuations in oil and natural gas prices have a material impact on our financial position, results of operations, cash flows and quantities of oil, natural gas and NGL reserves that may be economically produced. Historically, oil and natural gas prices have been volatile, and may be subject to wide fluctuations in the future. If the current depressed prices persist, combined with the scheduled reductions in the leverage ratio covenant, our ability to comply with the leverage ratio covenant during the next 12 months will be adversely affected. Based on our current forecast, we do not expect to be in compliance with our financial covenants beginning in the fourth quarter of 2020. Failure to comply with this covenant, if not waived, would result in an event of default under our revolving credit facility, the potential acceleration of outstanding debt thereunder and the potential foreclosure on the collateral securing such debt, and could cause a cross-default under our other outstanding indebtedness.
Contractual Obligations and Off-Balance Sheet Arrangements
From time to time, we enter into arrangements and transactions that can give rise to contractual obligations and off-balance sheet commitments. As of March 31, 2020, these arrangements and transactions included (i) certain operating lease agreements, (ii) open purchase commitments, (iii) open delivery commitments, (iv) open drilling commitments, (v) undrawn letters of credit, (vi) open gathering and transportation commitments, and (vii) various other commitments we enter into in the ordinary course of business that could result in future cash obligations.
Capital Expenditures
We have significant control and flexibility over the timing and execution of our development plan, enabling us to reduce our capital spending as needed. As a result of the impact to global oil demand primarily caused by the COVID-19 pandemic, we are reducing our forecasted 2020 capital expenditures to a range of $1.0 billion – $1.2 billion compared to our 2019 capital spending level of $2.2 billion. This reduction in spending will reduce our future production levels. Management continues to review operational plans for 2020 and beyond, which could result in changes to projected capital expenditures and projected revenues from sales of oil, natural gas and NGL.
Credit Risk
Some of our counterparties have requested or required us to post collateral as financial assurance of our performance under certain contractual arrangements, such as gathering, processing, transportation and hedging agreements. As of May 7, 2020, we have received requests and posted approximately $95 million of collateral related to certain of our marketing and other contracts. We may be requested or required by other counterparties to post additional collateral in an aggregate amount of approximately $172 million, which may be in the form of additional letters of credit, cash or other acceptable collateral. However, we have substantial long-term business relationships with each of these counterparties, and we may be able to mitigate any collateral requests through ongoing business arrangements and by offsetting amounts that the counterparty owes us. Any posting of collateral consisting of cash or letters of credit reduces availability under our revolving credit facility and negatively impacts our liquidity.
Sources of Funds
The following table presents the sources of our cash and cash equivalents for the Current Quarter and the Prior Quarter.

	Three Months Ended March 31,
	2020	2019
	($ in millions)
Cash provided by operating activities	$397	$456
Proceeds from divestitures of proved and unproved properties, net	7	26
Proceeds from revolving credit facility borrowings, net	310	436
Proceeds from sales of other property and equipment, net	—	1
Total sources of cash and cash equivalents	$714	$919

Cash Flows from Operating Activities
Cash provided by operating activities was $397 million in the Current Quarter compared to $456 million in the Prior Quarter. The decrease in the Current Quarter is primarily due to the result of lower prices for the oil, natural gas and NGL we sold and lower volumes of natural gas and NGL sold offset by higher oil volumes sold. Cash flows from operations are largely affected by the same factors that affect our net income, excluding various non-cash items, such as depreciation, depletion and amortization, certain impairments, gains or losses on sales of assets, deferred income taxes and mark-to-market changes in our open derivative instruments. Only one month of the Current Quarter was impacted by COVID-19 and the related economic volatility and a continued low level of demand or depressed prices for oil and natural gas or otherwise would have a continued material adverse effect on our cash flows. See further discussion below under Results of Operations.
Uses of Funds
The following table presents the uses of our cash and cash equivalents for the Current Quarter and the Prior Quarter:

	Three Months Ended March 31,
	2020	2019
	($ in millions)
Oil and Natural Gas Expenditures:
Drilling and completion costs	$501	$515
Acquisitions of proved and unproved properties	6	6
Total oil and natural gas expenditures	507	521
Other Uses of Cash and Cash Equivalents:
Cash paid to purchase debt	93	1
Business combination, net	—	353
Additions to other property and equipment	11	9
Dividends paid	22	23
Other	5	8
Total other uses of cash and cash equivalents	131	394
Total uses of cash and cash equivalents	$638	$915
Drilling and Completion Costs
Our drilling and completion costs decreased in the Current Quarter compared to the Prior Quarter primarily as a result of decreased drilling and completion activity. Our average operated rig count was 14 rigs and spud wells were 71 in the Current Quarter compared to an average operated rig count of 20 rigs and 79 spud wells in the Prior Quarter. We completed 74 operated wells in the Current Quarter compared to 83 in the Prior Quarter.
Cash Paid to Purchase Debt
In the Current Quarter, we repurchased approximately $156 million aggregate principal amount of our senior notes for $93 million. See Note 4 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion of the notes repurchased.
Business Combination - Acquisition of WildHorse
In the Prior Quarter, we acquired WildHorse for approximately 717.4 million shares of our common stock and $381 million less $28 million of cash held by WildHorse as of the acquisition date.
Dividends
We paid dividends of $22 million and $23 million on our preferred stock in the Current Quarter and the Prior Quarter, respectively. On April 17, 2020, we announced that we were suspending payment of dividends on each series of our outstanding convertible preferred stock. Suspension of the dividends did not constitute an event of default under any of our debt instruments. We eliminated common stock dividends in the 2015 third quarter and do not anticipate paying any common stock dividends in the foreseeable future.

Results of Operations
Oil, Natural Gas and NGL Production and Average Sales Prices

	Three Months Ended March 31, 2020
	Oil		Natural Gas		NGL		Total
	mbbl per day	$/bbl	mmcf per day	$/mcf	mbbl per day	$/bbl	mboe per day	%	$/boe
Marcellus	—	—	976	1.97	—	—	163	34	11.85
Haynesville	—	—	556	1.68	—	—	93	19	10.10
Eagle Ford	63	48.53	159	2.18	19	11.71	108	23	33.38
Brazos Valley	41	46.30	69	0.60	9	5.26	61	13	32.55
Powder River Basin	17	43.23	89	1.84	6	13.30	38	8	26.01
Mid-Continent	5	44.75	49	2.24	3	14.06	16	3	23.38
Retained assets(a)	126	46.93	1,898	1.86	37	10.71	479	100	20.53
Divested assets	—	—	—	—	—	—	—	—	—
Total	126	46.93	1,898	1.86	37	10.71	479	100%	20.53

	Three Months Ended March 31, 2019
	Oil		Natural Gas		NGL		Total
	mbbl per day	$/bbl	mmcf per day	$/mcf	mbbl per day	$/bbl	mboe per day	%	$/boe
Marcellus	—	—	948	3.54	—	—	158	33	21.23
Haynesville	—	—	759	2.94	—	—	126	26	17.63
Eagle Ford	61	59.78	148	3.58	24	21.70	109	23	43.01
Brazos Valley(b)	23	59.32	23	2.04	3	8.25	30	6	47.55
Powder River Basin	16	50.93	82	3.38	6	18.57	36	7	33.70
Mid-Continent	8	52.93	58	2.82	6	21.64	23	5	30.77
Retained assets(a)	108	57.85	2,018	3.27	39	20.03	482	100	28.23
Divested assets	1	48.05	5	2.48	—	—	2	—	25.59
Total	109	57.80	2,023	3.27	39	20.03	484	100%	28.22

___________________________________________

(a)	Includes assets retained as of March 31, 2020.
(b) Average production per day since the date of the WildHorse acquisition on February 1, 2019, 59 days, was 35 mbbl, 35 mmcf and 5 mbbl for oil, natural gas and NGL, respectively.
Oil, Natural Gas and NGL Sales

	Three Months Ended March 31,
	2020	2019	Change
	($ in millions)
Oil	$539	$566	(5)%
Natural gas	320	595	(46)%
NGL	35	69	(49)%
Oil, natural gas and NGL sales	$894	$1,230	(27)%
The decrease in the average price received per boe in the Current Quarter resulted in a $335 million decrease in revenues, and decreased sales volumes resulted in a $1 million decrease in revenues, for a total net decrease in revenues of $336 million.

Oil and Natural Gas Derivatives

	Three Months Ended March 31,
	2020	2019
	($ in millions)
Oil derivatives – realized gains (losses)	$127	$10
Oil derivatives – unrealized gains (losses)	712	(269)
Total gains (losses) on oil derivatives	839	(259)

Natural gas derivatives – realized gains (losses)	51	(36)
Natural gas derivatives – unrealized gains (losses)	17	(6)
Total gains (losses) on natural gas derivatives	68	(42)
Total gains (losses) on oil and natural gas derivatives	$907	$(301)
See Note 11 of the notes to our condensed consolidated financial statements included in Item 1 of this report for a discussion of our derivative activity.
Marketing Revenues and Expenses

	Three Months Ended March 31,
	2020	2019	Change
	($ in millions)
Marketing revenues	$724	$1,233	(41)%
Marketing expenses	746	1,230	(39)%
Marketing margin	$(22)	$3	833%
Marketing revenues and expenses decreased in the Current Quarter primarily as a result of decreased oil, natural gas, and NGL prices received in our marketing operations.  Marketing margin decreased in the Current Quarter primarily due to loss on inventory due to lower prices.
Other Revenue

	Three Months Ended March 31,
	2020	2019	Change
	($ in millions)
Other revenue	$16	$15	7%
Other revenue relates primarily to the amortization of deferred VPP revenue. Our remaining deferred revenue balance of $50 million will be amortized on a straight-line basis through 2021. See Note 6 of the notes to our condensed consolidated financial statements included in Item 1 of this report for further discussion of our VPP.

Oil, Natural Gas and NGL Production Expenses

	Three Months Ended March 31,
	2020	2019	Change
	($ in millions, except per unit)
Marcellus	$9	$9	—%
Haynesville	11	14	(21)%
Eagle Ford	36	41	(12)%
Brazos Valley	27	14	93%
Powder River Basin	18	14	29%
Mid-Continent	21	25	(16)%
Retained Assets(a)	122	117	4%
Divested Assets	—	(2)	(100)%
Total oil, natural gas and NGL production expenses	$122	$115	6%

Marcellus	$0.58	$0.63	(8)%
Haynesville	$1.30	$1.22	7%
Eagle Ford	$3.62	$4.15	(13)%
Brazos Valley	$4.98	$5.36	(7)%
Powder River Basin	$5.28	$4.36	21%
Mid-Continent	$13.95	$11.79	18%
Retained Assets(a)	$2.80	$2.69	4%
Divested Assets	$—	$(10.24)	(100)%
Total oil, natural gas and NGL production expenses per boe	$2.80	$2.64	6%
___________________________________________
(a) Includes assets retained as of March 31, 2020.
The absolute and per unit increase in the Current Quarter was the result of the acquisition of WildHorse in 2019 and our higher production in liquids-rich operating areas, which generally involve higher production expense per boe relative to our gas-rich operating areas.
Oil, Natural Gas, and NGL Gathering, Processing and Transportation Expenses

	Three Months Ended March 31,
	2020	2019	Change
	($ in millions, except per unit)
Oil, natural gas and NGL gathering, processing and transportation expenses	$285	$274	4%
Oil ($ per bbl)	$3.40	$3.47	(2)%
Natural gas ($ per mcf)	$1.32	$1.21	9%
NGL ($ per bbl)	$5.70	$5.57	2%
Total ($ per boe)	$6.55	$6.29	4%
The absolute and per unit increase in oil, natural gas and NGL gathering, processing and transportation expenses was primarily due to the acquisition of WildHorse in 2019 and an increase in oil production.

Severance and Ad Valorem Taxes

	Three Months Ended March 31,
	2020	2019	Change
	($ in millions, except per unit)
Severance taxes	$31	$34	(9)%
Ad valorem taxes	23	17	35%
Severance and ad valorem taxes	$54	$51	6%

Severance taxes per boe	$0.71	$0.78	(9)%
Ad valorem taxes per boe	0.53	0.37	43%
Severance and ad valorem taxes per boe	$1.24	$1.15	8%
The per unit decrease in severance taxes was primarily due to the reduction in net revenue value brought by decreased prices in areas where tax is calculated on net revenue instead of production. The absolute and per unit increase in ad valorem taxes was primarily due to the addition of Texas assets through our acquisition of WildHorse, which increased the amount of oil and natural gas reserves that were subject to ad valorem taxes.
Exploration Expense

	Three Months Ended March 31,
	2020	2019	Change
	($ in millions)
Impairments of unproved properties	$272	$18	1,411%
Dry hole expense	7	—	n/a
Geological and geophysical expense and other	3	6	(50)%
Exploration expense	$282	$24	1,075%
The increase in exploration expense is the result of non-cash impairment charges in unproved properties, primarily in our Brazos Valley, Powder River Basin, Haynesville and Mid-Continent operating areas. See Note 12 of the notes to our condensed consolidated financial statements included in Item 1 of this report for further discussion.
General and Administrative Expenses

	Three Months Ended March 31,
	2020	2019	Change
	($ in millions, except per unit)
Gross compensation and overhead	$161	$195	(17)%
Allocated to production expenses	(30)	(35)	(14)%
Allocated to marketing expenses	(4)	(4)	—%
Allocated to exploration expenses	—	(4)	(100)%
Allocated to sand mine expenses	(2)	—	n/a
Capitalized general and administrative expenses	(21)	(13)	62%
Reimbursed from third parties	(39)	(36)	8%
General and administrative expenses, net	$65	$103	(37)%

General and administrative expenses, net per boe	$1.50	$2.34	(36)%
The decrease in general and administrative expenses is primarily due to a reduction in compensation expense.

Restructuring and Other Termination Costs
In the Current Quarter, we incurred a charge of approximately $5 million related to one-time termination benefits for certain employees.
Depreciation, Depletion and Amortization

	Three Months Ended March 31,
	2020	2019	Change
	($ in millions, except per unit)
Depreciation, depletion and amortization	$603	$519	16%
Depreciation, depletion and amortization per boe	$13.83	$11.90	16%
The absolute and per unit increase in the Current Quarter is primarily the result of a higher depletion rate. The increase in depletion rate per boe primarily reflects our higher concentration of capital deployment in liquids-rich operating areas, which generally involve higher finding costs per boe relative to our gas-rich operating areas, as we focus on expanding our margins through disciplined investing in the highest-return projects.
Impairments

	Three Months Ended March 31,
	2020	2019
	($ in millions)
Impairments of proved oil and natural gas properties	$8,446	$—
Impairments of other fixed assets and other	76	1
Total impairments	$8,522	$1
In the Current Quarter, we recorded impairments of proved oil and natural gas properties related to Eagle Ford, Brazos Valley, Powder River Basin, Mid-Continent and other non-core assets, all of which are due to lower forecasted commodity prices. Additionally, in the Current Quarter we recorded a $76 million impairment of our sand mine assets that support our Brazos Valley operating area for the difference between fair value and the carrying value of the assets. See Note 13 of the notes to our condensed consolidated financial statements included in Item 1 of this report for further discussion.
Other Operating Expense

	Three Months Ended March 31,
	2020	2019
	($ in millions)
Other operating expense	$83	$61
In the Current Quarter, we terminated certain gathering, processing and transportation contracts and recognized a non-recurring $79 million expense related to the contract terminations. The contract terminations removed approximately $169 million of future commitments related to gathering, processing and transportation agreements.
In the Prior Quarter, we recorded $23 million of costs related to our acquisition of WildHorse, which consisted of consulting fees, financial advisory fees, legal fees and travel and lodging expenses. Additionally, we recorded $38 million of severance expense as a result of our acquisition of WildHorse. A majority of the WildHorse executives and employees were terminated. These executives and employees were entitled to severance benefits in accordance with existing employment agreements.

Interest Expense

	Three Months Ended March 31,
	2020	2019
	($ in millions, except per unit)
Interest expense on senior notes	$129	$144
Interest expense on term loan	38	—
Amortization of discount, issuance costs and other	7	6
Amortization of premium	(44)	—
Interest expense on revolving credit facility	22	17
Realized gains on interest rate derivatives	—	(1)
Unrealized losses on interest rate derivatives	—	1
Capitalized interest	(7)	(6)
Total interest expense	$145	$161

Interest expense per boe	$3.34	$3.72

Average senior notes borrowings	$5,783	$8,207
Average credit facilities borrowings	$1,648	$1,021
Average term loan borrowings	$1,500	$—
The decrease in interest expense on senior notes is due to the decrease of the average outstanding balance on our senior notes. The increase in interest expense on the term loan is due to the issuance of our term loan in the fourth quarter of 2019. The increase in amortization of premium is due to the issuance of our senior secured second lien notes in the fourth quarter of 2019.
Losses on Investments
In the Current Quarter, the hydraulic fracturing industry experienced challenging operating conditions resulting in the current fair value of our investment in FTSI falling below book value of $23 million and remaining below that value as of the end of the Current Quarter. Based on FTSI’s operating results and FTSI’s share price of $0.22 per share as of March 31, 2020, we determined that the reduction in fair value is other-than-temporary and recognized an impairment of our entire investment in FTSI of $23 million.
Gains on Purchases or Exchanges of Debt
In the Current Quarter, we repurchased approximately $156 million aggregate principal amount of senior notes for $93 million and recorded an aggregate gain of approximately $63 million. See Note 4 of the notes to our condensed consolidated financial statements included in Item 1 of this report for further discussion.
Income Tax Benefit
We recorded a $13 million income tax benefit in the Current Quarter compared to a $314 income tax benefit in the Prior Quarter. Our effective income tax rate was 0.2% for the Current Quarter compared to 93.7% for the Prior Quarter. The rate for the Prior Quarter was due to the partial release of the valuation allowance against our net deferred tax asset position as a result of the acquisition of WildHorse. Our effective tax rate can fluctuate as a result of the impact of discrete items, state income taxes and permanent differences. For the Current Quarter, our estimated AETR remains nominal as a result of having a full valuation allowance against our net deferred tax asset position for federal and state purposes. See Note 8 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for a discussion of income taxes.

Financial and Non-Financial Disclosures for Certain Securities Registered or Being Registered
Chesapeake Energy Corporation is a holding company, owns no operating assets and has no significant operations independent of its subsidiaries. Our obligations under our revolving credit facility, term loan, senior secured second lien notes and outstanding senior unsecured notes and convertible senior notes listed in Note 4 of the notes to our condensed consolidated financial statements included in Item 1 are fully and unconditionally guaranteed, jointly and severally, by certain of our 100% owned subsidiaries. Our BVL subsidiaries are guarantors of our obligations under the revolving credit facility, term loan and senior secured second lien notes, but are not guarantors of our obligations under our outstanding senior unsecured notes or convertible senior notes as of March 31, 2020. Chesapeake has an obligation to add our BVL subsidiaries as guarantors of our obligations under such notes on or before June 20, 2020 in accordance with the various indentures governing the same. Subsidiaries with noncontrolling interests, consolidated variable interest entities and certain de minimis subsidiaries are non-guarantors.
The tables below are summarized financial information provided in conformity with the SEC’s Regulation S-X Rule 13-01 for Chesapeake Energy Corporation (parent) on a stand-alone, unconsolidated basis and its combined guarantor subsidiaries as of March 31, 2020 and December 31, 2019 and for the three months ended March 31, 2020. This financial information may not necessarily be indicative of our results of operations, cash flows or financial position had these subsidiaries operated as independent entities.
BALANCE SHEET

	Obligors
	March 31, 2020	December 31, 2020
	($ in millions)
Current assets	$1,761	$1,158
Total property and equipment, net	$4,671	$10,480
Long-term assets	$144	$166
Current liabilities	$2,085	$2,231
Long-term liabilities	$9,453	$9,380

STATEMENT OF OPERATIONS

Obligors
Three Months Ended March 31, 2020
$ in millions
REVENUES:
Oil, natural gas and NGL	$1,619
Marketing	724
Total Revenues	2,343
Other	14
Total Revenues and Other	2,357
OPERATING EXPENSES:
Oil, natural gas and NGL production	95
Oil, natural gas and NGL gathering, processing and transportation	275
Production taxes	38
Exploration	120
Marketing	745
General and administrative	65
Restructuring and other termination costs	5
Provision for legal contingencies, net	1
Depreciation, depletion and amortization	430
Impairments	5,589
Other operating expense	82
Total Operating Expenses	7,445
LOSS FROM OPERATIONS	(5,088)
OTHER INCOME (EXPENSE):
Interest expense	(148)
Losses on investments	(23)
Gains on purchases or exchanges of debt	63
Other income	6
Total Other Expense	(102)
LOSS BEFORE INCOME TAXES	(5,190)
INCOME TAX BENEFIT	(13)
NET LOSS	(5,177)
Net loss attributable to noncontrolling interests	—
NET LOSS ATTRIBUTABLE TO CHESAPEAKE	(5,177)
Other comprehensive income	9
COMPREHENSIVE LOSS ATTRIBUTABLE TO CHESAPEAKE	$(5,168)

Forward-Looking Statements
This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. Forward-looking statements include our current expectations or forecasts of future events, including matters relating to the continuing effects of the COVID-19 pandemic and the impact thereof on our business, financial condition and results of operations, actions by, or disputes among or between, members of OPEC+, market factors, market prices, our ability to meet debt service requirements, our expectations regarding the borrowing base under our revolving credit facility, our evaluation of strategic alternatives, cost-cutting measures, reductions in capital expenditures, refinancing transactions, capital exchange transactions, asset divestitures, operational efficiencies, future impairments, cost savings due to operational and capital efficiencies related to the WildHorse Merger and the other items discussed in the Introduction to Item 2 of this report. In this context, forward-looking statements often address our expected future business, financial performance and financial condition, and often contain words such as "expect," “could,” “may,” "anticipate," "intend," "plan," “ability,” "believe," "seek," "see," "will," "would," “estimate,” “forecast,” "target," “guidance,” “outlook,” “opportunity” or “strategy.”
Although we believe the expectations and forecasts reflected in our forward-looking statements are reasonable, they are inherently subject to numerous risks and uncertainties, most of which are difficult to predict and many of which are beyond our control. No assurance can be given that such forward-looking statements will be correct or achieved or that the assumptions are accurate or will not change over time. Particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include:

•
the impact of the COVID-19 pandemic and its effect on our business, financial condition, employees, contractors, vendors and the global demand for oil and natural gas and U.S. and world financial markets;

•	our ability to comply with the covenants under our revolving credit facility and other indebtedness and the related impact on our ability to continue as a going concern;

•	the impact of any strategic alternatives;

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

•	terrorist activities and/or cyber-attacks adversely impacting our operations;

•	effects of acquisitions and dispositions, including our acquisition of WildHorse and our ability to realize related synergies and cost savings;

•	effects of purchase price adjustments and indemnity obligations; and

•	other factors that are described under Risk Factors in Item 1A of our 2019 Form 10-K and this Form 10-Q.
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
Commodity Price Risk
Our results of operations and cash flows are impacted by changes in market prices for oil, natural gas and NGL, which have been historically volatile and are even more volatile as a result of COVID-19 and the OPEC+ decisions discussed in this Form 10-Q. To mitigate a portion of our exposure to adverse price changes, we enter into various derivative instruments. Our oil, natural gas and NGL derivative activities, when combined with our sales of oil, natural gas and NGL, allow us to predict with greater certainty the revenue we will receive. We believe our derivative instruments continue to be highly effective in achieving our risk management objectives.
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
For the three months ended March 31, 2020, oil, natural gas, and NGL revenue, excluding any effect of our derivative instruments, were $539 million, $320 million and $35 million, respectively. Based on production, oil, natural gas, and NGL revenue for the three months ended March 31, 2020 would have increased or decreased by approximately $54 million, $32 million, and $4 million, respectively, for each 10% increase or decrease in prices. As of March 31, 2020, the fair values of our oil and natural gas derivatives were net assets of $717 million and $144 million, respectively. A 10% increase in forward oil prices would decrease the valuation of oil derivatives by $73 million while a 10% decrease would increase the valuation by $68 million. A 10% increase in forward gas prices would decrease the valuation of natural gas derivatives by approximately $52 million while a 10% decrease would increase the valuation by $48 million. This fair value change assumes volatility based on prevailing market parameters at March 31, 2020. See Note 11 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further information on our open derivative positions.
Interest Rate Risk
The table below presents principal cash flows and related weighted average interest rates by expected maturity dates.

	Years of Maturity
	2020	2021	2022	2023	2024	Thereafter	Total
	($ in millions)
Liabilities:
Debt – fixed rate	$253	$294	$272	$167	$624	$4,060	$5,670
Average interest rate	6.70%	5.80%	4.88%	5.75%	7.00%	9.34%	7.58%
Debt – variable rate	$—	$—	$—	$1,900	$1,500	$—	$3,400
Average interest rate	—%	—%	—%	3.81%	9.00%	—%	6.10%
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
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2020 that our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings
There have been no material developments in previously reported legal or environmental proceedings. For a description of other legal and regulatory proceedings affecting us, see Item 3 in our 2019 Form 10-K.

ITEM 1A.	Risk Factors
Our business has many risks. Factors that could materially adversely affect our business, financial condition, operating results or liquidity and the trading price of our common stock, preferred stock or senior notes are described under “Risk Factors” in Item 1A of our 2019 Form 10-K, which risk factors could also be affected by the potential effects of the COVID-19 pandemic discussed herein, and in this Form 10-Q. This information should be considered carefully, together with other information in this report and other reports and materials we file with the SEC.
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
Our debt agreements impose operating and financial restrictions on us. These restrictions limit our ability and that of our restricted subsidiaries to, among other things:
•incur additional indebtedness;
•make investments or loans;
•create liens;
•consummate mergers and similar fundamental changes;
•make restricted payments;
•make investments in unrestricted subsidiaries;
•enter into transactions with affiliates; and
•use the proceeds of asset sales.

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
Also, our revolving credit facility requires us to maintain compliance with specified financial ratios and satisfy certain financial condition tests. Our ability to comply with these ratios and financial condition tests may be affected by events beyond our control and, as a result, we may be unable to meet these ratios and financial condition tests. These financial ratio restrictions and financial condition tests could limit our ability to obtain future financings, make needed capital expenditures, withstand a continued downturn in our business, such as the downturn in the oil and gas industry as the result of COVID-19 and the OPEC+ decisions discussed in this Form 10-Q, or a downturn in the economy in general or otherwise conduct necessary corporate activities. Further declines in oil, NGL and natural gas prices, or a continued period of low oil, NGL and natural gas prices could eventually result in our failing to meet one or more of the financial covenants under our revolving credit facility, which could require us to refinance or amend such obligations resulting in the payment of consent fees or higher interest rates, or require us to raise additional capital at an inopportune time or on terms not favorable to us. Specifically, the leverage ratio required by the covenants in our revolving credit facility began to decrease by 25 basis points each quarter beginning with the fiscal quarter ending December 31, 2019 until it reaches 4.00 to 1.00 for the fiscal quarter ending March 31, 2021 and each quarter thereafter. If depressed prices persist or decline even further throughout 2020, our ability to comply with the leverage ratio under our revolving credit facility during the next 12 months will be adversely affected and may cause doubt about our ability to continue as a going concern.
A breach of any of these covenants or our inability to comply with the required financial ratios or financial condition tests could result in a default under our revolving credit facility that, if not cured or waived, could result in acceleration of all indebtedness outstanding thereunder and cross-default rights under our other debt. If that should occur, we may be unable to pay all such debt or to borrow sufficient funds to refinance it. Even if new financing were then available, it may not be on terms that are acceptable to us. In addition, in the event of an event of default under our revolving credit facility, the affected lenders could foreclose on the collateral securing such revolving credit facility and require repayment of all borrowings outstanding thereunder. If the amounts outstanding under our revolving credit facility or any of our other indebtedness were to be accelerated, our assets may not be sufficient to repay in full the amounts owed to the lenders or to our other debt holders.
Risk Factors Relating to the COVID-19 Pandemic
The ongoing coronavirus (COVID-19) pandemic and related economic turmoil have affected and could continue to adversely affect our business, financial condition and results of operations.
The ongoing COVID-19 outbreak, which the World Health Organization declared as a pandemic on March 11, 2020, has reached more than 200 countries and has continued to be a rapidly evolving economic and public health situation. The pandemic has resulted in widespread adverse impacts on the global economy, and there is considerable uncertainty regarding the extent to which COVID-19 will continue to spread and the extent and duration of governmental and other measures implemented to try to slow the spread of the virus, such as quarantines, shelter-in-place orders and business and government shutdowns. We have taken certain precautionary measures intended to help minimize the risk to our employees, our business and the communities in which we operate, and we are actively assessing and planning for various operational contingencies in the event one or more of our operational employees experiences any symptoms consistent with COVID-19. However, we cannot guarantee that any actions taken by us will be effective in preventing future disruptions to our business. Moreover, future operations could be negatively affected if a significant number of our employees are quarantined as a result of exposure to the virus.
We regularly monitor the credit worthiness of our customers and derivative contract counterparties. Although we have not received notices from our customers or counterparties regarding non-performance issues or delays resulting from the pandemic, to the extent there is an outbreak of COVID-19 in the communities in which we operate, we may have to temporarily shut down or reduce production, which could result in significant downtime and have significant adverse consequences for our business, financial condition and results of operations. In addition, most of our non-operational employees are now working remotely, which could increase the risk of security breaches or other cyber-incidents or attacks, loss of data, fraud and other disruptions.
Furthermore, the impact of the pandemic, including a resulting reduction in demand for oil and natural gas, coupled with the sharp decline in commodity prices following the announcement of price reductions and production increases in March 2020 by members of OPEC+ has led to significant global economic contraction generally and in our industry in particular. While an agreement to cut production has since been announced by OPEC+ and its allies, the situation, coupled with the impact of COVID-19, has continued to result in a significant downturn in the oil and gas industry. Oil prices declined sharply in April 2020 and remain low. Oil and natural gas prices are expected to continue to be volatile as a result of the near term production increases and the ongoing COVID-19 outbreak and as changes in oil and natural gas inventories, industry demand and national and economic performance are reported, and we cannot predict when prices will improve and stabilize. We cannot predict the full impact that COVID-19 or the significant disruption and volatility currently being experienced in the oil and natural gas markets will have on our business, financial condition and results of operations at this time due to numerous uncertainties.
The ultimate impact of COVID-19 will depend on future developments, including, among others, the ultimate geographic spread and severity of the virus, the consequences of governmental and other measures designed to prevent the spread of the virus, the development of effective treatments, the duration of the outbreak, further actions taken by members of OPEC+, actions taken by governmental authorities, customers, suppliers and other third parties, workforce availability, and the timing and extent to which normal economic and operating conditions resume.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information about repurchases of our common stock during the quarter ended March 31, 2020:

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
				($ in millions)
January 1, 2020 through January 31, 2020	131	$158.00	—	$—
February 1, 2020 through February 29, 2020	17,770	$90.00	—	$—
March 1, 2020 through March 31, 2020	—	$—	—	$—
Total	17,901	$90.50	—
___________________________________________

(a)
Includes shares of common stock purchased on behalf of our deferred compensation plan, which we terminated in January 2020 in accordance with its terms. All share information has been retroactively adjusted to reflect a 1-for-200 (1:200) reverse stock split effective April 14, 2020. See Note 6 and Note 17 for additional information.

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
INDEX OF EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed or Furnished Herewith
3.1.1	Restated Certificate of Incorporation.	10-K	001-13726	3.1.1	2/27/2019

3.1.2	Amendment to Restated Certificate of Incorporation, dated April 13, 2020.	8-K	001-13726	3.1	4/13/2020

3.1.3	Certificate of Designation of 5% Cumulative Convertible Preferred Stock (Series 2005B), as amended.	10-Q	001-13726	3.1.4	11/10/2008

3.1.4	Certificate of Designation of 4.5% Cumulative Convertible Preferred Stock, as amended.	10-Q	001-13726	3.1.6	8/11/2008

3.1.5	Certificate of Designation of 5.75% Cumulative Non-Voting Convertible Preferred Stock (Series A).	8-K	001-13726	3.2	5/20/2010

3.1.6	Certificate of Designation of 5.75% Cumulative Non-Voting Convertible Preferred Stock, as amended.	10-Q	001-13726	3.1.5	8/9/2010

3.1.7	Certificate of Designations of Series B preferred Stock, dated April 23, 2020.	8-K	001-13726	3.1	4/13/2020

3.2	Chesapeake’s Amended and Restated Bylaws.	8-K	001-13726	3.2	6/19/2014

4.1	Section 382 Rights Agreement, dated April 23, 2020, between Chesapeake Energy Corporation and Computershare Trust Company, N.A., as rights agent.	8-K	001-13726	4.1	4/23/2020

22.1	List of Guarantor Subsidiaries					X

31.1	Robert D. Lawler, President and Chief Executive Officer, Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Domenic J. Dell’Osso, Jr., Executive Vice President and Chief Financial Officer, Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Robert D. Lawler, President and Chief Executive Officer, Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Domenic J. Dell’Osso, Jr., Executive Vice President and Chief Financial Officer, Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

95.1	Mine Safety Disclosure					X

101 INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101 SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101 LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.					X

101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					X

†	Management contract or compensatory plan or arrangement

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHESAPEAKE ENERGY CORPORATION

Date: May 11, 2020	By:	/s/ ROBERT D. LAWLER
Robert D. Lawler President and Chief Executive Officer

Date: May 11, 2020	By:	/s/ DOMENIC J. DELL’OSSO, JR.
Domenic J. Dell’Osso, Jr. Executive Vice President and Chief Financial Officer