Form 10-Q
period 2020-06-30
CHESAPEAKE ENERGY CORP
filed 2020-08-10
CIK 895126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2020
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 1-13726
CHESAPEAKE ENERGY CORPORATION
(Exact name of registrant as specified in its charter)

Oklahoma			73-1395733
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)
6100 North Western Avenue,	Oklahoma City,	Oklahoma	73118
(Address of principal executive offices)			(Zip Code)
		(405)	848-8000
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:
Title of Each Class	Trading Symbol(1)	Name of Each Exchange on Which Registered
Common Stock, par value $0.01	CHKAQ	N/A
6.625% Senior Notes due 2020	*	N/A
6.875% Senior Notes due 2020	*	N/A
6.125% Senior Notes due 2021	*	N/A
5.375% Senior Notes due 2021	*	N/A
4.875% Senior Notes due 2022	*	N/A
5.75% Senior Notes due 2023	*	N/A
4.5% Cumulative Convertible Preferred Stock	*	N/A

(1) On June 29, 2020, our common stock was suspended from trading on the New York Stock Exchange (the “NYSE”). On June 30, 2020, our common stock began trading on the OTC Pink Marketplace maintained by the OTC Markets Group, Inc. under the symbol “CHKAQ.” On July 20, 2020, the NYSE filed a Form 25 delisting our common stock, senior notes and cumulative convertible preferred stock from trading on the NYSE, which delisting became effective 10 days after the filing of the Form 25. In accordance with Rule 12d2-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the de-registration of our common stock, senior notes and cumulative convertible preferred stock under Section 12(b) of the Exchange Act will become effective 90 days from the date of the Form 25 filing.
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
As of August 7, 2020, there were 9,780,335 shares of our $0.01 par value common stock outstanding.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
INDEX TO FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2020

ITEM 1.	Condensed Consolidated Financial Statements

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2020	December 31, 2019
ASSETS	($ in millions)
CURRENT ASSETS:
Cash and cash equivalents ($2 and $2 attributable to our VIE)	$82	$6
Accounts receivable, net	513	990
Short-term derivative assets	—	134
Other current assets	95	121
Total Current Assets	690	1,251
PROPERTY AND EQUIPMENT:
Oil and natural gas properties, at cost based on successful efforts accounting:
Proved oil and natural gas properties ($755 and $755 attributable to our VIE)	31,401	30,765
Unproved properties	1,743	2,173
Other property and equipment	1,803	1,810
Total Property and Equipment, at Cost	34,947	34,748
Less: accumulated depreciation, depletion and amortization (($748) and ($713) attributable to our VIE)	(29,255)	(20,002)
Property and equipment held for sale, net	10	10
Total Property and Equipment, Net	5,702	14,756
Other long-term assets	161	186
TOTAL ASSETS	$6,553	$16,193

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED BALANCE SHEETS – (Continued)
(Unaudited)

	June 30, 2020	December 31, 2019
LIABILITIES AND EQUITY (DEFICIT)	($ in millions)
CURRENT LIABILITIES:
Accounts payable	$39	$498
Current maturities of long-term debt, net	1,929	385
Accrued interest	3	75
Short-term derivative liabilities	—	2
Other current liabilities (nominal and $1 attributable to our VIE)	418	1,432
Total Current Liabilities	2,389	2,392
Long-term debt, net	—	9,073
Long-term derivative liabilities	—	2
Asset retirement obligations, net of current portion	209	200
Other long-term liabilities	8	125
Liabilities subject to compromise	8,135	—
Total Liabilities	10,741	11,792
CONTINGENCIES AND COMMITMENTS (Note 5)
EQUITY (DEFICIT):
Chesapeake Stockholders’ Equity (Deficit):
Preferred stock, $0.01 par value, 20,000,000 shares authorized 5,563,458 shares outstanding	1,631	1,631
Common stock, $0.01 par value, 22,500,000 and 15,000,000 shares authorized: 9,780,202 and 9,772,793 shares issued(a)	—	—
Additional paid-in capital(a)	16,924	16,973
Accumulated deficit	(22,793)	(14,220)
Accumulated other comprehensive income	29	12
Less: treasury stock, at cost; 0 and 26,224 common shares(a)	—	(32)
Total Chesapeake Stockholders’ Equity (Deficit)	(4,209)	4,364
Noncontrolling interests	21	37
Total Equity (Deficit)	(4,188)	4,401
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$6,553	$16,193

____________________________________________

(a)	Amounts and shares have been retroactively adjusted to reflect a 1-for-200 (1:200) reverse stock split effective April 14, 2020. See Note 9 for additional information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	($ in millions except per share data)
REVENUES AND OTHER:
Oil, natural gas and NGL	$267	$1,454	$2,068	$2,383
Marketing	240	916	964	2,149
Total Revenues	507	2,370	3,032	4,532
Other	14	15	30	30
Gains on sales of assets	—	1	—	20
Total Revenues and Other	521	2,386	3,062	4,582
OPERATING EXPENSES:
Oil, natural gas and NGL production	91	144	213	259
Oil, natural gas and NGL gathering, processing and transportation	270	271	555	545
Severance and ad valorem taxes	25	62	79	113
Exploration	130	15	412	39
Marketing	242	940	988	2,170
General and administrative	112	89	177	192
Separation and other termination costs	22	—	27	—
Provision for legal contingencies, net	7	3	8	3
Depreciation, depletion and amortization	158	580	761	1,099
Impairments	—	1	8,522	2
Other operating expense	5	3	88	64
Total Operating Expenses	1,062	2,108	11,830	4,486
INCOME (LOSS) FROM OPERATIONS	(541)	278	(8,768)	96
OTHER INCOME (EXPENSE):
Interest expense (contractual interest for the three and six months ended June 30, 2020 of $173 and $355)	(137)	(175)	(282)	(336)
Losses on investments	—	(23)	(23)	(24)
Gains on purchases or exchanges of debt	2	—	65	—
Other income	6	18	12	27
Reorganization items, net	394	—	394	—
Total Other Income (Expense)	265	(180)	166	(333)
INCOME (LOSS) BEFORE INCOME TAXES	(276)	98	(8,602)	(237)
Income tax benefit	—	—	(13)	(314)
NET INCOME (LOSS)	(276)	98	(8,589)	77
Net loss attributable to noncontrolling interests	—	—	16	—
NET INCOME (LOSS) ATTRIBUTABLE TO CHESAPEAKE	(276)	98	(8,573)	77
Preferred stock dividends	—	(23)	(22)	(46)
NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$(276)	$75	$(8,595)	$31
EARNINGS (LOSS) PER COMMON SHARE:(a)
Basic	$(28.22)	$9.21	$(880.18)	$4.12
Diluted	$(28.22)	$9.21	$(880.18)	$4.12
WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING (in thousands):(a)
Basic	9,779	8,141	9,765	7,524
Diluted	9,779	8,141	9,765	7,524

____________________________________________

(a)	All share and per share information has been retroactively adjusted to reflect a 1-for-200 (1:200) reverse stock split effective April 14, 2020. See Note 9 for additional information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	($ in millions)
NET INCOME (LOSS)	$(276)	$98	$(8,589)	$77
OTHER COMPREHENSIVE INCOME, NET OF INCOME TAX:
Reclassification of losses on settled derivative instruments(a)	8	8	17	18
Other Comprehensive Income	8	8	17	18
COMPREHENSIVE INCOME (LOSS)	(268)	106	(8,572)	95
COMPREHENSIVE (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	16	—
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CHESAPEAKE	$(268)	$106	$(8,556)	$95

___________________________________________

(a)	Deferred tax activity incurred in other comprehensive income was offset by a valuation allowance.

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2020	2019
	($ in millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)	$(8,589)	$77
ADJUSTMENTS TO RECONCILE NET LOSS TO CASH PROVIDED BY OPERATING ACTIVITIES:
Depreciation, depletion and amortization	761	1,099
Deferred income tax benefit	(10)	(314)
Derivative (gains) losses, net	(734)	30
Cash receipts on derivative settlements, net	880	15
Stock-based compensation	9	17
Gains on sales of assets	—	(20)
Impairments	8,522	2
Non-cash reorganization items, net	(449)	—
Exploration	406	25
Losses on investments	23	18
Gains on purchases or exchanges of debt	(65)	—
Other	(22)	41
Changes in assets and liabilities	41	(137)
Net Cash Provided By Operating Activities	773	853
CASH FLOWS FROM INVESTING ACTIVITIES:
Drilling and completion costs	(843)	(1,070)
Business combination, net	—	(353)
Acquisitions of proved and unproved properties	(9)	(17)
Proceeds from divestitures of proved and unproved properties	7	82
Additions to other property and equipment	(15)	(18)
Proceeds from sales of other property and equipment	4	4
Net Cash Used In Investing Activities	(856)	(1,372)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from pre-petition revolving credit facility borrowings	3,806	6,416
Payments on pre-petition revolving credit facility borrowings	(3,467)	(5,452)
Cash paid to purchase debt	(95)	(381)
DIP credit facility financing costs	(55)	—
Cash paid for preferred stock dividends	(22)	(46)
Other	(8)	(18)
Net Cash Provided By Financing Activities	159	519
Net increase in cash and cash equivalents	76	—
Cash and cash equivalents, beginning of period	6	4
Cash and cash equivalents, end of period	$82	$4

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(Unaudited)

Supplemental disclosures to the condensed consolidated statements of cash flows are presented below:
	Six Months Ended June 30,
	2020	2019
	($ in millions)
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for reorganization items, net	$55	$—
Interest paid, net of capitalized interest	$177	$296
Income taxes paid, net of refunds received	$(2)	$(5)

SUPPLEMENTAL DISCLOSURE OF SIGNIFICANT NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for business combination	$—	$2,037
Change in senior notes exchanged	$—	$35
Change in accrued drilling and completion costs	$(223)	$17

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	($ in millions)
PREFERRED STOCK:
Balance, beginning and end of period	$1,631	$1,671	$1,631	$1,671
COMMON STOCK:(a)
Balance, beginning of period	—	—	—	—
Common shares issued for WildHorse Merger	—	—	—	—
Balance, end of period	—	—	—	—
ADDITIONAL PAID-IN CAPITAL:(a)
Balance, beginning of period	16,920	16,408	16,973	14,387
Common shares issued for WildHorse Merger	—	—	—	2,037
Stock-based compensation	4	11	(27)	18
Dividends on preferred stock	—	(23)	(22)	(46)
Balance, end of period	16,924	16,396	16,924	16,396
ACCUMULATED DEFICIT:
Balance, beginning of period	(22,517)	(13,933)	(14,220)	(13,912)
Net income (loss) attributable to Chesapeake	(276)	98	(8,573)	77
Balance, end of period	(22,793)	(13,835)	(22,793)	(13,835)
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance, beginning of period	21	(13)	12	(23)
Hedging activity	8	8	17	18
Balance, end of period	29	(5)	29	(5)
TREASURY STOCK – COMMON:(a)
Balance, beginning of period	—	(36)	(32)	(31)
Purchase of 0, 405, 17,901 and 13,102 shares for company benefit plans	—	(1)	(2)	(7)
Release of 0, 744, 44,126 and 1,297 shares from company benefit plans	—	1	34	2
Balance, end of period	—	(36)	—	(36)
TOTAL CHESAPEAKE STOCKHOLDERS’ EQUITY (DEFICIT)	(4,209)	4,191	(4,209)	4,191
NONCONTROLLING INTERESTS:
Balance, beginning of period	21	41	37	41
Net loss attributable to noncontrolling interests	—	—	(16)	—
Distributions to noncontrolling interest owners	—	(2)	—	(2)
Balance, end of period	21	39	21	39
TOTAL EQUITY (DEFICIT)	$(4,188)	$4,230	$(4,188)	$4,230

____________________________________________

(a)	Amounts and shares have been retroactively adjusted to reflect a 1-for-200 (1:200) reverse stock split effective April 14, 2020. See Note 9 for additional information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Chapter 11 Proceedings
Unless the context otherwise requires, references to “Chesapeake”, the “Company”, “us”, “we” and “our” in this report are to Chesapeake Energy Corporation together with its subsidiaries. On June 28, 2020, (the “Petition Date”) we and certain of our subsidiaries (collectively, the “Debtors”) filed voluntary petitions (the “Chapter 11 Cases”) for relief (the “Bankruptcy Filing”) under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). On June 29, 2020, the Bankruptcy Court entered an order authorizing the joint administration of the Chapter 11 Cases under the caption In re Chesapeake Energy Corporation, Case No. 20-33233 (DRJ). Subsidiaries with noncontrolling interests, consolidated variable interest entities and certain de minimis subsidiaries (collectively, the “Non-Filing Entities”) were not part of the Bankruptcy Filing. The Non-Filing Entities will continue to operate in the ordinary course of business.
Debtor-In-Possession
We are currently operating as debtors in possession in accordance with the applicable provisions of the Bankruptcy Code. The Bankruptcy Court granted the first day relief we requested that was designed primarily to mitigate the impact of the Chapter 11 Cases on our operations, customers and employees. As a result, we are able to conduct normal business activities and pay all associated obligations for the period following the Bankruptcy Filing and are also authorized to pay owner royalties, employee wages and benefits, and certain vendors and suppliers in the ordinary course for goods and services provided prior to the Bankruptcy Filing. During the pendency of the Chapter 11 Cases, all transactions outside the ordinary course of business require the prior approval of the Bankruptcy Court.
Automatic Stay
Subject to certain specific exceptions under the Bankruptcy Code, the filing of the Chapter 11 Cases automatically stayed all judicial or administrative actions against us and efforts by creditors to collect on or otherwise exercise rights or remedies with respect to pre-petition claims. Absent an order from the Bankruptcy Court, substantially all of the Debtors’ pre-petition liabilities are subject to settlement under the Bankruptcy Code.
Restructuring Support Agreement
On June 28, 2020, the Debtors entered into a restructuring support agreement (the "RSA") with certain holders (collectively, the "Consenting Stakeholders") of (i) obligations under that certain Amended and Restated Credit Agreement, dated as of September 12, 2018, by and among Chesapeake, as borrower, the Debtor guarantors party thereto, MUFG Union Bank, N.A., as administrative agent, and the other lender, issuer, and agent parties thereto (the "pre-petition revolving credit facility"); (ii) obligations under that certain Term Loan Agreement, dated as of December 19, 2019, by and among Chesapeake, as borrower, the Debtor guarantors party thereto, GLAS USA LLC., as administrative agent, and the lender parties thereto (the "FLLO Term Loan"); and (iii) obligations under the 11.5% Senior Secured Second Lien Notes due 2025 (the "Second Lien Notes") issued pursuant to that certain indenture, dated as of December 19, 2019, by and among Chesapeake, as issuer, certain guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee and collateral trustee to support a restructuring (the "Restructuring") on the terms set forth in the RSA and the term sheet annexed to the RSA (the "Restructuring Term Sheet"). Certain Consenting Stakeholders also hold Unsecured Notes (as defined in the Restructuring Term Sheet) and their Unsecured Notes are also subject to the terms and obligations under the RSA. The RSA contemplates that the Company will implement the Restructuring through the Chapter 11 Cases pursuant to a consensual plan of reorganization (the "Plan") and the various related transactions set forth in or contemplated by the RSA and the Restructuring Term Sheet.
The RSA contains certain covenants on the part of each of the Company and the Consenting Stakeholders, including limitations on the parties’ ability to pursue alternative transactions (subject to customary provisions regarding the ability of the Company’s Board of Directors to satisfy its fiduciary duties), commitments by the Consenting Stakeholders to vote in favor of the Plan and commitments of the Company and the Consenting Stakeholders to negotiate in good faith to finalize the documents and agreements contemplated by and required to implement the Plan. The RSA also provides for certain conditions to the obligations of the parties and for termination upon the occurrence of certain events, including, without limitation, the failure to achieve certain milestones and certain breaches by the parties under the RSA. One such condition is the requirement to obtain sufficient savings on certain midstream obligations (as determined by the required plan sponsors, defined in the RSA) through rejection of such contracts and/or renegotiation of terms.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The RSA includes a hedging order that authorizes the Debtors to enter into post-petition hedge agreements with the lenders under the DIP Credit Facility (as defined below). Beginning 30 days after the Petition Date, the Debtors are required to, at a minimum, hedge 50% of the anticipated projected monthly production from proved developed producing oil and natural gas reserves (in each case, calculated separately for (i) crude oil and (ii) natural gas and natural gas liquids, taken together) for a rolling 24-month period. The Debtors notional hedge volumes shall not exceed (a) for the 24-month period from the date such commodity hedge transaction is executed, 90% of the anticipated projected monthly production from proved developed producing oil and natural gas reserves and (b) for the 24-month period thereafter, 80% of the anticipated projected monthly production from proved developed producing oil and natural gas reserves.
Although the Company intends to pursue the Restructuring in accordance with the terms set forth in the RSA, there can be no assurance that the Company will be successful in completing the Restructuring or any other similar transaction on the terms set forth in the RSA, on different terms, or at all.
Pursuant to the terms of the RSA and the Restructuring Term Sheet, below is a summary of the treatment that the stakeholders of the Company would receive under the Plan:

•
Holders of Other Secured Claims. Each holder of Other Secured Claims (as defined in the RSA) would receive, at the Company's option and in consultation with a requisite number of holders of claims who are backstopping a rights offering pursuant to the Plan: (a) payment in full in cash; (b) the collateral securing its secured claim; (c) reinstatement of its secured claim; or (d) such other treatment rendering its secured claim unimpaired in accordance with Section 1124 of the Bankruptcy Code.

•	Holders of Other Priority Claims. Each holder of Other Priority Claims (as defined in the RSA) would receive treatment in a manner consistent with Section 1129(a)(9) of the Bankruptcy Code.

•
Holders of Pre-Petition Revolving Credit Facility Claims. On the effective date of the Plan (the "Plan Effective Date"), each holder of obligations under the pre-petition revolving credit facility would receive, at such holder's option, its pro rata share of either Tranche A RBL Exit Facility Loans or Tranche B RBL Exit Facility Loans (each as defined in the Exit Facilities Term Sheet, defined below), each on a dollar for dollar basis.

•
Holders of FLLO Term Loan Facility Claims. On the Plan Effective Date, each holder of obligations under the FLLO Term Loan Facility would receive its pro rata share of (i) 76% of the reorganized Company's new common equity interests (the "New Common Stock"), subject to the terms set forth in the Restructuring Term Sheet and (ii) the right to participate in a rights offering on the terms set forth in the Restructuring Term Sheet.

•
Holders of Second Lien Notes Claims. On the Plan Effective Date, each holder of the Second Lien Notes would receive its pro rata share of (i) 12% of the New Common Stock, subject to the terms set forth in the Restructuring Term Sheet, (ii) the right to participate in a rights offering on the terms set forth in the Restructuring Term Sheet, and (iii) warrants to purchase 10% of the New Common Stock on certain terms set forth in the Restructuring Term Sheet, warrants to purchase another 10% of the New Common Stock on certain other terms set forth in the Restructuring Term Sheet, and 50% of warrants to purchase another 10% of the New Common Stock on certain other terms set forth in the Restructuring Term Sheet (the "New Class C Warrants").

•
Holders of Unsecured Notes Claims. On the Plan Effective Date, each holder of the Unsecured Notes (as defined in the RSA) would receive its pro rata share of (i) 12% of the New Common Stock, subject to the terms set forth in the Restructuring Term Sheet (the "Unsecured Claims Recovery"), and (ii) 50% of the New Class C Warrants.

•	Holders of General Unsecured Claims. On the Plan Effective Date, each holder of allowed general unsecured claims would receive its pro rata share of the Unsecured Claims Recovery.

•	Equity Holders. Each holder of an equity interest in Chesapeake, including our common and preferred stock, would have such interest canceled, released, and extinguished without any distribution.
DIP Credit Facility
On June 28, 2020, prior to the commencement of the Chapter 11 Cases, the Company entered into a commitment letter (the “Commitment Letter”) with certain of the lenders under the pre-petition revolving credit facility and/or their

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

affiliates (collectively, the “Commitment Parties”), pursuant to which, and subject to the satisfaction of certain customary conditions, including the approval of the Bankruptcy Court, the Commitment Parties agreed to provide the Debtors with a post-petition senior secured super-priority debtor-in-possession revolving credit facility in an aggregate principal amount of up to approximately $2.104 billion (the “DIP Credit Facility”), consisting of a revolving loan facility of new money in an aggregate principal amount of up to $925 million, which includes a sub-facility of up to $200 million for the issuance of letters of credit, and an up to approximately $1.179 billion term loan that reflects the roll-up of a portion of outstanding borrowings under the pre-petition revolving credit facility. Pursuant to the Commitment Letter, the Commitment parties have also committed to provide, subject to certain conditions, an up to $2.5 billion exit credit facility, consisting of an up to $1.75 billion revolving credit facility (the “Exit Revolving Facility”) and an up to $750 million senior secured term loan facility (the “Exit Term Loan Facility” and, together with the Exit Revolving Facility, the “Exit Credit Facilities”). The terms and conditions of the DIP Credit Facility are set forth in the DIP Credit Agreement (the “DIP Credit Agreement”) attached to the Commitment Letter. The proceeds of the DIP Credit Facility may be used for, among other things, post-petition working capital, permitted capital investments, general corporate purposes, letters of credit, administrative costs, premiums, expenses and fees for the transactions contemplated by the Chapter 11 Cases, payment of court approved adequate protection obligations, and other such purposes consistent with the DIP Credit Facility. The terms and conditions of the Exit Credit Facilities are reflected in an exit facilities term sheet attached as an exhibit to the Restructuring Term Sheet (the “Exit Facilities Term Sheet”). The Exit Credit Facilities are subject to satisfaction of certain conditions set forth in the Exit Facilities Term Sheet, including compliance with (i) a minimum liquidity of $500 million, (ii) a 2.25:1.00 leverage ratio test and (iii) asset coverage of credit facilities to PV-10 of at least 1.50:1.00. See Note 4 for additional information.
Executory Contracts
Subject to certain exceptions, under the Bankruptcy Code, we may assume, assign, or reject certain executory contracts and unexpired leases subject to the approval of the Bankruptcy Court and certain other conditions. Generally, the rejection of an executory contract or unexpired lease is treated as a pre-petition breach of such executory contract or unexpired lease and, subject to certain exceptions, relieves us from performing our future obligations under such executory contract or unexpired lease but entitles the contract counterparty or lessor to a pre-petition general unsecured claim for damages caused by such deemed breach. Counterparties to rejected contracts or leases may assert unsecured claims in the Bankruptcy Court against our estate for such damages. Generally, the assumption of an executory contract or unexpired lease requires us to cure existing monetary defaults under such executory contract or unexpired lease and provide adequate assurance of future performance. Accordingly, any description of an executory contract or unexpired lease with us, including where applicable a quantification of our obligations under any such executory contract or unexpired lease of us, is qualified by any overriding rejection rights we have under the Bankruptcy Code.
Potential Claims
We have filed with the Bankruptcy Court schedules and statements setting forth, among other things, the assets and liabilities of us and each of our subsidiaries, subject to the assumptions filed in connection therewith. These schedules and statements may be subject to further amendment or modification after filing. Certain holders of pre-petition claims that are not governmental units are required to file proofs of claim by the deadline for general claims, (the “bar date”), which was set by the Bankruptcy Court as September 25, 2020.
As of August 5, 2020, the Debtors have received approximately 250 proofs of claim, not including proofs of claim related to the Healthcare of Ontario Pension Plan (HOOPP) disclosed in Note 5, primarily representing general unsecured claims, for an aggregate amount of approximately $75 million. Differences between amounts scheduled by us and claims by creditors are being investigated and will be reconciled and resolved to within an immaterial amount in connection with the claims resolution process. In light of the expected number of creditors, the claims resolution process may take considerable time to complete and likely will continue after we emerge from bankruptcy.
Financial Statement Classification of Liabilities Subject to Compromise
The accompanying unaudited condensed consolidated balance sheet as of June 30, 2020, includes amounts classified as liabilities subject to compromise, which represent liabilities we anticipate will be allowed as claims in the Chapter 11 Cases. These amounts represent our current estimate of known or potential obligations to be resolved in connection with the Chapter 11 Cases, and may differ from actual future settlement amounts paid. Differences between liabilities estimated and claims filed, or to be filed, will be investigated and resolved in connection with the claims resolution process. We will continue to evaluate these liabilities throughout the Chapter 11 process and adjust amounts as necessary. Such adjustments may be material.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Liabilities subject to compromise includes amounts related to the rejection of various executory contracts and unexpired leases. Additional amounts may be included in liabilities subject to compromise in future periods if additional executory contracts and unexpired leases are rejected. The nature of many of the potential claims arising under our executory contracts and unexpired leases has not been determined at this time, and therefore, such claims are not reasonably estimable at this time and may be material.
The following table summarizes the components of liabilities subject to compromise included on our unaudited condensed consolidated balance sheet as of June 30, 2020:

June 30, 2020
($ in millions)
Debt	$7,166
Accounts payable	250
Accrued interest	235
Other liabilities	484
Liabilities subject to compromise	$8,135

Reorganization Items, Net
We have incurred and will continue to incur significant expenses, gains and losses associated with the reorganization, primarily the write-off of unamortized debt issuance costs and related unamortized premiums and discounts and legal and professional fees incurred subsequent to the Chapter 11 filings for the restructuring process. The amount of these items, which are being incurred in reorganization items, net within our accompanying unaudited condensed consolidated statements of operations, are expected to significantly affect our results of operations. In future periods, we may also incur adjustments for allowable claims related to our legal proceedings and executory contracts approved for rejections by the Bankruptcy Court.
The following table summarizes the components included in reorganization items for the three and six months ended June 30, 2020:

Three and Six Months Ended June 30, 2020
($ in millions)
Write off of unamortized debt premiums (discounts)	$518
Write off of unamortized debt issuance costs	(61)
DIP credit facility financing costs	(63)
Reorganization items, net	$394

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

2.	Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements of Chesapeake were prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC. Pursuant to such rules and regulations, certain disclosures have been condensed or omitted.
This Quarterly Report on Form 10-Q (this “Form 10-Q”) relates to the three and six months ended June 30, 2020 (the “Current Quarter” and the “Current Period”, respectively) and the three and six months ended June 30, 2019 (the “Prior Quarter” and the “Prior Period”, respectively). Our annual report on Form 10-K for the year ended December 31, 2019 (“2019 Form 10-K”) should be read in conjunction with this Form 10-Q. The accompanying condensed consolidated financial statements reflect all normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of our condensed consolidated financial statements and accompanying notes and include the accounts of our direct and indirect wholly owned subsidiaries and entities in which we have a controlling financial interest. Intercompany accounts and balances have been eliminated.
Going Concern
The accompanying condensed consolidated financial statements have been prepared assuming we will continue as a going concern and contemplate the realization of assets and satisfaction of liabilities in the normal course of business. Our ability to continue as a going concern is contingent on our ability to comply with the financial and other covenants contained in our DIP Credit Facility, the Bankruptcy Court’s approval of the Plan and our ability to successfully implement the Plan and obtain exit financing, among other factors. As a result of the Bankruptcy Filing, the realization of assets and the satisfaction of liabilities are subject to uncertainty. While operating as debtors-in-possession under Chapter 11, we may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business (and subject to restrictions contained in the DIP Credit Facility), for amounts other than those reflected in the accompanying condensed consolidated financial statements. Further, the Plan could materially change the amounts and classifications of assets and liabilities reported in the condensed consolidated financial statements. The factors noted above raise substantial doubt about our ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern or as a consequence of the Bankruptcy Filing.
Accounting During Bankruptcy
We have applied Accounting Standards Codification (ASC) 852 Reorganizations in preparing the unaudited condensed consolidated financial statements. ASC 852 requires that the financial statements, for periods subsequent to the Chapter 11 Cases, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain revenues, expenses, realized gains and losses and provisions for losses that are realized or incurred during the bankruptcy proceedings, including losses related to executory contracts that have been approved for rejection by the Bankruptcy Court, and unamortized deferred financing costs, premiums and discounts associated with debt classified as liabilities subject to compromise, are recorded as reorganization items. In addition, pre-petition obligations that may be impacted by the Chapter 11 process have been classified on the unaudited condensed consolidated balance sheet as of June 30, 2020 as liabilities subject to compromise. These liabilities are reported at the amounts we anticipate will be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts. See Note 1 for more information regarding reorganization items.
Risks and Uncertainties
The global spread of COVID-19 created significant volatility, uncertainty, and economic disruption during the first six months of 2020. The pandemic has reached more than 200 countries and territories and has resulted in widespread adverse impacts on the global economy and on our customers and other parties with whom we have business relations. State and local authorities have also implemented multi-step policies with the goal of re-opening. However, certain jurisdictions began re-opening only to return to restrictions in the face of increases in new COVID-19 cases. To date, we have experienced limited operational impacts as a result of the restrictions from working remotely or COVID-19 directly. As an essential business under the guidelines issued by each of the states in which we operate, we have been allowed to continue operations. As a result, since mid-March, we have restricted access to all of our offices and for a

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

period of time directed employees to work remotely to the extent possible. We began to re-open our offices in phases beginning mid-May and special precautions have been implemented to minimize the risk of exposure. These actions have allowed us to maintain the engagement and connectivity of our personnel. However, due to severe impacts from the global COVID-19 pandemic on the global demand for oil and natural gas, financial results may not be necessarily indicative of operating results for the entire year. Moreover, future operations could be negatively affected if a significant number of our employees are quarantined as a result of exposure to the virus.
There is considerable uncertainty regarding the extent to which COVID-19 will continue to spread and the extent and duration of governmental and other measures implemented to try to slow the spread of the virus, such as large-scale travel bans and restrictions, border closures, quarantines, shelter-in-place orders and business and government shutdowns. One of the largest impacts of the pandemic has been a significant reduction in global demand for oil and, to a lesser extent, natural gas. This significant decline in demand has been met with a sharp decline in oil prices following the announcement of price reductions and production increases in March 2020 by members of the Organization of Petroleum Exporting Countries (OPEC+) and other foreign, oil-exporting countries. Further, in April 2020, OPEC+ finalized an agreement to cut oil production by 9.7 million barrels per day during May and June 2020. On June 6, 2020, OPEC+ agreed to extend such production cuts until the end of July 2020. However, prices in the oil and gas market have remained depressed, as the oversupply and lack of demand in the market persist. Oil and natural gas prices are expected to continue to be volatile as a result of the near-term production instability and the ongoing COVID-19 outbreaks and as changes in oil and natural gas inventories, industry demand and global and national economic performance are reported. The resulting supply/demand imbalance is having disruptive impacts on the oil and natural gas exploration and production industry and on other industries that serve exploration and production companies. We expect to see continued volatility in oil and natural gas prices for the foreseeable future, and such volatility, combined with the current depressed prices, has impacted and is expected to continue to adversely impact our business. The continued low level of demand and prices for oil and natural gas or otherwise has had and will continue to have a material adverse effect on our business, cash flows, liquidity, financial condition and results of operations.
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

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
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
Shares of common stock for the following securities were excluded from the calculation of diluted EPS as the effect was antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Common stock equivalent of our preferred stock outstanding(a)	290	298	290	298
Common stock equivalent of our convertible senior notes outstanding(a)	621	729	621	729
Participating securities(a)	—	3	—	5

____________________________________________

(a)	Amount has been retroactively adjusted to reflect a 1-for-200 (1:200) reverse stock split effective April 14, 2020. See Note 9 for additional information.
As a result of the Company’s reverse stock split effective on April 14, 2020, proportionate adjustments were made to the conversion price of Chesapeake’s outstanding 5.5% Convertible Senior Notes due 2026, 4.5% Cumulative Convertible Preferred Stock, 5.00% Cumulative Convertible Preferred Stock (Series 2005B), 5.75% Cumulative Convertible Non-Voting Preferred Stock (Series A) and 5.75% Cumulative Non-Voting Convertible Preferred Stock and to the outstanding awards and number of shares issued and issuable under the Company's equity compensation plans. See Note 9 for additional information.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

4.	Debt
Our long-term debt consisted of the following as of June 30, 2020 and December 31, 2019:

	June 30, 2020		December 31, 2019
	Principal Amount	Carrying Amount	Principal Amount	Carrying Amount
	($ in millions)
Pre-petition revolving credit facility	$1,929	$1,929	$1,590	$1,590
Term loan due 2024	1,500	1,500	1,500	1,470
11.5% senior secured second lien notes due 2025	2,330	2,330	2,330	3,248
6.625% senior notes due 2020	176	176	208	208
6.875% senior notes due 2020	73	73	93	93
6.125% senior notes due 2021	167	167	167	167
5.375% senior notes due 2021	127	127	127	127
4.875% senior notes due 2022	272	272	338	338
5.75% senior notes due 2023	167	167	209	209
7.00% senior notes due 2024	624	624	624	624
6.875% senior notes due 2025	2	2	2	2
8.00% senior notes due 2025	246	246	246	245
5.5% convertible senior notes due 2026	1,064	1,064	1,064	765
7.5% senior notes due 2026	119	119	119	119
8.00% senior notes due 2026	46	46	46	44
8.00% senior notes due 2027	253	253	253	253
Debt issuance costs	—	—	—	(44)
Total debt, net	9,095	9,095	8,916	9,458
Less current maturities of long-term debt	(1,929)	(1,929)	(385)	(385)
Less amounts reclassified to liabilities subject to compromise	(7,166)	(7,166)	—	—
Total long-term debt, net	$—	$—	$8,531	$9,073

Chapter 11 Proceedings
Filing of the Chapter 11 Cases constituted an event of default with respect to certain of our secured and unsecured debt obligations. As a result of the Chapter 11 Cases, the principal and interest due under these debt instruments became immediately due and payable. However, Section 362 of the Bankruptcy Code stays the creditors from taking any action as a result of the default.
The principal amounts outstanding under the FLLO Term Loan, Second Lien Notes and all of our other unsecured senior and convertible senior notes have been reclassified as liabilities subject to compromise on the accompanying unaudited condensed consolidated balance sheet at June 30, 2020. Additionally, non-cash adjustments were made to write off all of the related unamortized debt issuance costs and associated discounts and premiums of approximately $457 million are included in reorganization items, net in the accompanying unaudited condensed consolidated statements of operations for the three and six-month periods ended June 30, 2020, as discussed in Note 1.
Debtor-in-Possession Credit Agreement
On June 28, 2020, prior to the commencement of Chapter 11 Cases, the Company entered into a commitment letter with certain of the lenders (“New Money Lenders”) under the pre-petition revolving credit facility and/or their affiliates to provide the Debtors with a DIP Credit Facility in an aggregate principal amount of up to approximately $2.104 billion in commitments and loans from the New Money Lenders. The DIP Credit Facility consists of a revolving loan facility of new money in an aggregate principal amount of up to $925 million (the “New Money Facility”), which

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

includes a sub-facility of up to $200 million for the issuance of letters of credit, and a $1.179 billion term loan that reflects the roll-up of a portion of outstanding borrowings under the pre-petition revolving credit facility: (i) a $925 million term loan reflecting the roll-up of a portion of outstanding existing borrowings made by the New Money Lenders under the existing revolving credit agreement (the “New Money Roll-Up Loans”) and (ii) an up to approximately $254 million term loan reflecting the roll-up or a portion of outstanding existing borrowings made by certain other lenders under the pre-petition revolving credit facility agreement (the “Incremental Roll-Up Loans”). The proceeds of the DIP Credit Facility may be used for, among other things, post-petition working capital, permitted capital investments, general corporate purposes, letters of credit, administrative costs, premiums, expenses and fees for the transactions contemplated by the Chapter 11 Cases, payment of court approved adequate protection obligations and other such purposes consistent with the DIP Credit Facility. The DIP Credit Facility was approved by the Bankruptcy Court on a final basis on July 31, 2020.
Borrowings under the DIP Credit Facility will mature, and the lending commitments thereunder will terminate, upon the earliest to occur of: (a) March 28, 2021 (the 9-month anniversary of the Petition Date); (b) the date of the termination of the commitments and/or the acceleration of all of obligations following the occurrence and continuance of an event of default defined the DIP Credit Facility; (c) the first business day on which the interim order, as defined in the DIP Credit Facility, expires or is terminated; (d) the conversion of any of Chapter 11 Cases to a case under Chapter 7 of the Bankruptcy Code; (e) the dismissal of any of the Chapter 11 Cases; (f) the closing of a sale of all or substantially all of the equity or assets of the Debtors; (g) the date of the payment in full in cash of all obligations and termination of all the commitments of the Debtors and; (h) the effective date of any of the Debtors’ approved plan of reorganization.
Borrowings under the DIP Credit Facility bear interest at an alternative base rate (ABR) or LIBOR, at our election, plus an applicable margin of 5.00% per annum for ABR loans and 6.00% per annum for LIBOR loans for the New Money Facility and bear interest at an ABR or LIBOR, at our election, plus an applicable margin of 4.50% per annum for ABR loans and 5.50% per annum for LIBOR loans for the New Money Roll-Up Loans and Incremental Roll-up Loans.
In addition to paying interest on outstanding principal under the DIP Credit Facility, we are required to pay a commitment fee of 0.50% per annum to the lenders of the DIP Credit Facility in respect of the unutilized revolving commitments thereunder and a letter of credit fee equal to 0.125% per annum.
The DIP Credit Facility includes negative covenants that, subject to significant exceptions, limit our ability and the ability of our restricted subsidiaries to, among other things, (i) incur additional indebtedness, (ii) create liens on assets, (iii) engage in mergers, consolidations, liquidations and dissolutions, (iv) sell assets, (v) make investments, loans or advances, except as described in the DIP Credit Facility, (vi) pay dividends and distributions or repurchase capital stock, (vii) engage in certain transactions with affiliates and (viii) change lines of business. The DIP Credit Facility includes certain customary representations and warranties, affirmative covenants and events of default, including but not limited to, payment defaults, breach of representations and warranties, covenant defaults, certain bankruptcy-related events, certain events under ERISA, material judgments and a change in control. If an event of default occurs, the lenders under the DIP Credit Facility will be entitled to take various actions, including the acceleration of all amounts due under the DIP Credit Facility and all actions permitted to be taken under the loan documents or application of law. In addition, the DIP Credit Facility is subject to various other financial covenants, including compliance with certain financial metrics to an approved budget and a required Asset Coverage Ratio (as defined in the DIP Credit Agreement) of not less than 1.25:1.00.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Senior Notes
In the Current Period, we repurchased approximately $160 million aggregate principal amount of the following senior notes for $95 million and recorded an aggregate gain of approximately $65 million.

Notes Repurchased
($ in millions)
6.625% senior notes due 2020	$32
6.875% senior notes due 2020	20
4.875% senior notes due 2022	66
5.75% senior notes due 2023	42
Total	$160

Phase-Out of LIBOR
In July 2017, the UK's Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR as a benchmark by the end of 2021. At the present time, our pre-petition revolving credit facility and our term loan have terms that extend beyond 2021. Our pre-petition revolving credit facility and our term loan each provide for a mechanism to amend the underlying agreements to reflect the establishment of an alternate rate of interest upon the occurrence of certain events related to the phase-out of LIBOR. However, we have not yet pursued any technical amendment or other contractual alternative to our pre-petition revolving credit facility or term loan to address this matter. We are currently evaluating the potential impact of the eventual replacement of the LIBOR interest rate.
Fair Value of Debt
We estimate the fair value of our Level 1 debt based on the market value of our publicly traded debt as determined based on the yield of our senior notes. The fair value of our Level 2 debt is based on a market approach using estimates provided by an independent investment financial data services firm. Upon emergence from the Chapter 11 Cases, the pre-petition revolving credit facility will be paid in full with proceeds from our exit financing and, therefore, the estimated fair value equals the carrying value and is excluded from the table below.

	June 30, 2020		December 31, 2019
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		($ in millions)
Short-term debt (Level 1)	$—	$—	$385	$360
Long-term debt (Level 1)	$—	$—	$753	$622
Long-term debt (Level 2)	$—	$—	$8,320	$6,085
Liabilities subject to compromise (Level 1)	$982	$28	$—	$—
Liabilities subject to compromise (Level 2)	$6,184	$1,191	$—	$—

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

5.	Contingencies and Commitments
There have been no material developments in previously reported legal or environmental contingencies or commitments other than the items discussed below.
Contingencies
Chapter 11 Proceedings
Commencement of the Chapter 11 Cases automatically stayed the proceedings and actions against us that are described below, in addition to actions seeking to collect pre-petition indebtedness or to exercise control over the property of the Company’s bankruptcy estates. The plan contemplated by the RSA, if confirmed, will provide for the treatment of claims against the Company’s bankruptcy estates, including pre-petition liabilities that have not been satisfied or addressed during the Chapter 11 Cases. See Note 1 for additional information.
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
On July 24, 2018, HOOPP filed a demand for arbitration with the American Arbitration Association regarding HOOPP’s purchase of our interest in Chaparral Energy, Inc. stock for $215 million on January 5, 2014. HOOPP claims that we engaged in material misrepresentations and fraud, and that we violated the Securities Exchange Act of 1934 (the “Exchange Act”) and Oklahoma Uniform Securities Act. HOOPP seeks either rescission or $215 million in monetary damages, and in either case, interest, attorney’s fees, disgorgement and punitive damages. We intend to vigorously defend these claims.
In February 2019, a putative class action lawsuit was filed in the District Court of Dallas County, Texas against FTS International, Inc. (FTSI), certain investment banks, FTSI’s directors including certain of our officers and certain shareholders of FTSI including us. The lawsuit alleges various violations of Sections 11 (with respect to certain of our officers in their capacities as directors of FTSI) and 15 (with respect to such officers and us) of the Securities Act of 1933 in connection with public disclosure made during the initial public offering of FTSI. The suit seeks damages in excess of $1 million and attorneys’ fees and other expenses. On June 18, 2020, we were dismissed from the case without prejudice.
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

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
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
The aggregate undiscounted commitments under our gathering, processing and transportation agreements, excluding any reimbursement from working interest and royalty interest owners, credits for third-party volumes or future costs under cost-of-service agreements, are presented below:

June 30, 2020
($ in millions)
Remainder of 2020	$547
2021	988
2022	882
2023	754
2024	683
2025 – 2034	3,485
Total	$7,339

In addition, we have entered into long-term agreements for certain natural gas gathering and related services within specified acreage dedication areas in exchange for cost-of-service based fees redetermined annually, or tiered fees based on volumes delivered relative to scheduled volumes. Future gathering fees may vary with the applicable agreement.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

6.	Other Liabilities
Other current liabilities as of June 30, 2020 and December 31, 2019 are detailed below:

	June 30, 2020	December 31, 2019
	($ in millions)
Revenues and royalties due others	$138	$516
Accrued drilling and production costs	24	326
Joint interest prepayments received	28	52
VPP deferred revenue(a)	36	55
Accrued compensation and benefits(b)	52	156
Other accrued taxes	114	150
Other	26	177
Total other current liabilities	$418	$1,432

Other long-term liabilities as of June 30, 2020 and December 31, 2019 are detailed below:

	June 30, 2020	December 31, 2019
	($ in millions)
VPP deferred revenue(a)	$—	$9
Other	8	116
Total other long-term liabilities	$8	$125
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

(b)
In the Current Period, we terminated our nonqualified deferred compensation plan. Accordingly, we derecognized the asset associated with the plan after the participants’ investments were liquidated. The cash was distributed to the participants, and we extinguished the corresponding $43 million accrued liability.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

7.	Revenue
The following table shows revenue disaggregated by operating area and product type, for the Current Quarter the Prior Quarter, the Current Period and the Prior Period:

	Three Months Ended June 30, 2020
	Oil	Natural Gas	NGL	Total
	($ in millions)
Marcellus	$—	$131	$—	$131
Haynesville	—	67	—	67
Eagle Ford	73	21	14	108
Brazos Valley	76	3	1	80
Powder River Basin	29	7	3	39
Mid-Continent	8	5	2	15
Revenue from contracts with customers	186	234	20	440
Losses on oil, natural gas and NGL derivatives	(148)	(25)	—	(173)
Oil, natural gas and NGL revenue	$38	$209	$20	$267

Marketing revenue from contracts with customers	$121	$96	$15	$232
Other marketing revenue	6	2	—	8
Marketing revenue	$127	$98	$15	$240

	Three Months Ended June 30, 2019
	Oil	Natural Gas	NGL	Total
	($ in millions)
Marcellus	$—	$198	$—	$198
Haynesville	—	164	—	164
Eagle Ford	349	37	20	406
Brazos Valley	199	9	5	213
Powder River Basin	102	18	8	128
Mid-Continent	50	10	10	70
Revenue from contracts with customers	700	436	43	1,179
Gains on oil, natural gas and NGL derivatives	86	189	—	275
Oil, natural gas and NGL revenue	$786	$625	$43	$1,454

Marketing revenue from contracts with customers	$614	$162	$48	$824
Other marketing revenue	78	15	—	93
Losses on marketing derivatives	—	(1)	—	(1)
Marketing revenue	$692	$176	$48	$916

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Six Months Ended June 30, 2020
	Oil	Natural Gas	NGL	Total
	($ in millions)
Marcellus	$—	$306	$—	$306
Haynesville	—	151	—	151
Eagle Ford	350	52	34	436
Brazos Valley	248	7	5	260
Powder River Basin	97	23	10	130
Mid-Continent	30	15	6	51
Revenue from contracts with customers	725	554	55	1,334
Gains on oil, natural gas and NGL derivatives	691	43	—	734
Oil, natural gas and NGL revenue	$1,416	$597	$55	$2,068

Marketing revenue from contracts with customers	$629	$220	$45	$894
Other marketing revenue	67	3	—	70
Marketing revenue	$696	$223	$45	$964

	Six Months Ended June 30, 2019
	Oil	Natural Gas	NGL	Total
	($ in millions)
Marcellus	$—	$500	$—	$500
Haynesville	—	365	—	365
Eagle Ford	680	85	66	831
Brazos Valley	320	13	7	340
Powder River Basin	176	43	18	237
Mid-Continent	90	25	21	136
Revenue from contracts with customers	1,266	1,031	112	2,409
Gains (losses) on oil, natural gas and NGL derivatives	(173)	147	—	(26)
Oil, natural gas and NGL revenue	$1,093	$1,178	$112	$2,383

Marketing revenue from contracts with customers	$1,227	$575	$165	$1,967
Other marketing revenue	150	35	—	185
Losses on marketing derivatives	—	(3)	—	(3)
Marketing revenue	$1,377	$607	$165	$2,149

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
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
Accounts receivable as of June 30, 2020 and December 31, 2019 are detailed below:

	June 30, 2020	December 31, 2019
	($ in millions)
Oil, natural gas and NGL sales	$385	$737
Joint interest	102	200
Other	53	74
Allowance for doubtful accounts	(27)	(21)
Total accounts receivable, net	$513	$990

8.	Income Taxes
We estimate our annual effective tax rate (AETR) for continuing operations in recording our interim quarterly income tax provision for the various jurisdictions in which we operate. The tax effects of statutory rate changes, significant unusual or infrequently occurring items, and certain changes in the assessment of the realizability of deferred tax assets are excluded from the determination of our estimated AETR as such items are recognized as discrete items in the quarter in which they occur.
Our estimated AETR for the Current Quarter is 0.1%. The impairments of long-lived assets recorded during the first quarter of 2020 (see Note 13 for additional information on the impairments) resulted in the deferred tax position attributable to Texas reverting back to a net asset before valuation allowance. As of December 31, 2019, we reported Texas as the only tax jurisdiction being in a net deferred tax liability position and recorded an associated income tax expense of $10 million. The $10 million of net deferred tax liability attributable to Texas is being reversed through the determination of the estimated AETR for the year ended December 31, 2020. The estimated AETR is otherwise low as a result of projecting a full valuation allowance for the year with only the $10 million going through the estimated AETR as a deferred tax benefit.
Based on all available positive and negative evidence, including projections of future taxable income, we believe it is more likely than not that our deferred tax assets will not be realized, including the deferred tax assets attributable to Texas. A significant piece of objectively verifiable negative evidence evaluated is the cumulative loss incurred over the rolling thirty-six-month period ended June 30, 2020. Such evidence limits our ability to consider various forms of subjective positive evidence, such as any projections of future growth and earnings. However, should we return to a level of sustained profitability, consideration will need to be given to projections of future taxable income to determine whether such projections provide an adequate source of taxable income for the realization of our deferred tax assets, primarily federal and state net operating loss (NOL) carryforwards. A full valuation allowance was recorded against our net deferred tax asset position for federal and state purposes as of June 30, 2020 and, with the exception of Texas which was in a net deferred tax liability position, as of December 31, 2019.
On February 1, 2019, we completed the acquisition of WildHorse Resource Development Corporation (“WildHorse”). For federal income tax purposes, the transaction (the “WildHorse Merger”) qualified as a tax-free merger

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

under Section 368 of the Internal Revenue Code of 1986, as amended, (the “Code”) and, as a result, we acquired carryover tax basis in WildHorse’s assets and liabilities. We recorded a net deferred tax liability of $314 million as part of the business combination accounting for WildHorse. As a consequence of having a full valuation allowance against our net deferred tax asset, a partial release of the valuation allowance was recorded as a discrete income tax benefit of $314 million through the condensed consolidated statement of operations in the first quarter of 2019. The net deferred tax liability acquired includes deferred tax liabilities on plant, property and equipment and prepaid compensation totaling $401 million, partially offset by deferred tax assets totaling $87 million relating to federal NOL carryforwards, disallowed business interest carryforwards and certain other deferred tax assets. These carryforwards will be subject to an annual limitation under Section 382 of the Code of approximately $61 million. We determined that no separate valuation allowances were required to be established through business combination accounting against any of the individual deferred tax assets acquired.
We are subject to U.S. federal income tax as well as income and capital taxes in various state and local jurisdictions in which we operate. As a result of having a full valuation allowance against our net deferred tax asset position, we did not record an income tax provision for the Current Quarter. However, we recorded an income tax benefit of $13 million for the Current Period, which includes the impact of Texas reverting back to a net deferred tax asset position as well as recording a receivable for amounts previously sequestered from refunds of corporate alternative minimum tax (AMT) credits.
Our ability to utilize NOL carryforwards and other tax attributes to reduce future federal taxable income and federal income tax is subject to various limitations under Section 382 of the Code. The utilization of these attributes may be subject to an annual limitation under Section 382 of the Code should transactions involving our equity, including issuances of our stock or the sale or exchange of our stock by certain shareholders, result in a cumulative shift of more than 50% in the beneficial ownership of our stock during any three-year testing period (an “Ownership Change”). (For this purpose, “stock” includes certain preferred stock.) Some states impose similar limitations on tax attribute utilization upon experiencing an Ownership Change. As of June 30, 2020, we do not believe that an Ownership Change has occurred that would subject us to an annual limitation on the utilization of our NOL carryforwards and other tax attributes; however, our current ownership shift remains at greater than 40%.
On April 23, 2020, our Board of Directors approved the adoption of a rights plan that is designed to protect the availability of NOL carryforwards and other tax attributes by reducing the likelihood of an Ownership Change (see Note 9 for additional information on the rights plan). Further, as part of the Chapter 11 Cases, the Bankruptcy Court has granted a first day motion for entry of an order seeking relief that will enable the Company to closely monitor certain transfers of beneficial ownership of our stock so as to be in a position to prevent such transfers with the purpose of avoiding an Ownership Change, thereby preserving the value of our NOL carryforwards and other tax attributes.
Certain of the restructuring transactions contemplated by the RSA may have a material impact on the Company’s tax attributes, the full extent of which is currently unknown. Cancellation of indebtedness income resulting from such restructuring transactions may significantly reduce the Company’s tax attributes, including but not limited to NOL carryforwards. Further, the Company will experience an Ownership Change under Section 382 of the Code upon confirmation of the Plan by the Bankruptcy Court which will subject certain remaining tax attributes to an annual limitation under Section 382 of the Code. Additionally, the Company will incur significant one-time costs associated with the Plan, a material amount of which are non-deductible for tax purposes under the Code.
On March 27, 2020, the President signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The CARES Act provides relief to corporate taxpayers by permitting a five year carryback of NOLs incurred from 2018 through 2020, removing the 80% limitation on the utilization of certain NOLs carried forward to years beginning before January 1, 2021, increasing the 30% limitation on interest expense deductibility under Section 163(j) of the Code to 50% of adjusted taxable income for 2019 and 2020 and accelerating refunds for AMT credit carryforwards, along with a few other provisions. With respect to the Current Quarter and the Current Period, there was no impact on our income tax provision from the enactment of the CARES Act.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

9.	Equity
Common Stock
A summary of the changes in our common shares issued is detailed below.

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Beginning balance(a)	9,773	4,568
Common shares issued for WildHorse Merger(a)	—	3,587
Restricted stock issuances (net of forfeitures and cancellations)(a)(b)	7	17
Ending balance(a)	9,780	8,172
____________________________________________

(a)	All share information has been retroactively adjusted to reflect a 1-for-200 (1:200) reverse stock split effective April 14, 2020. See below for additional information.

(b)	See Note 10 for discussion of restricted stock.
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

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

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
Our share-based compensation program consists of restricted stock, stock options, performance share units (PSUs) and cash restricted stock units (CRSUs) granted to employees and restricted stock granted to non-employee directors under our long-term incentive plans. The restricted stock and stock options are equity-classified awards and the PSUs and CRSUs are liability-classified awards. On May 5, 2020, all of the outstanding share-based compensation issued to executive officers and designated vice presidents was canceled and replaced with cash retention incentives. Refer to 2020 Compensation Adjustments below for more information.
Equity-Classified Awards
Restricted Stock. We grant restricted stock units to employees and non-employee directors. A summary of the changes in unvested restricted stock during the Current Period is presented below:

	Shares of Unvested Restricted Stock(a)	Weighted Average Grant Date Fair Value Per Share(a)
	(in thousands)
Unvested as of January 1, 2020	52	$710
Granted	68	$60
Vested	(21)	$793
Forfeited/canceled	(97)	$243
Unvested as of June 30, 2020	2	$630

____________________________________________

(a)	All share information has been retroactively adjusted to reflect a 1-for-200 (1:200) reverse stock split effective April 14, 2020. See Note 9 for additional information.
The aggregate intrinsic value of restricted stock that vested during the Current Period was approximately $1 million based on the stock price at the time of vesting.
As of June 30, 2020, there was approximately $1 million of total unrecognized compensation expense related to unvested restricted stock. The expense is expected to be recognized over a weighted average period of approximately 1.31 years.
Stock Options. In the Prior Period, we granted members of management stock options that vest ratably over a three-year period. Each stock option award has an exercise price equal to the closing price of our common stock on the grant date. Outstanding options expire seven years to ten years from the date of grant.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
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
The following table provides information related to stock option activity in the Current Period:

	Number of Shares Underlying Options(a)	Weighted Average Exercise Price Per Share(a)	Weighted Average Contract Life in Years	Aggregate Intrinsic Value(b)
	(in thousands)			($ in millions)
Outstanding as of January 1, 2020	90	$1,420	5.70	$—
Granted	—	$—
Exercised	—	$—		$—
Expired	(20)	$888
Forfeited/canceled	(47)	$1,666
Outstanding as of June 30, 2020	23	$1,385	4.91	$—
Exercisable as of June 30, 2020	22	$1,397	4.99	$—
___________________________________________

(a)	All share information has been retroactively adjusted to reflect a 1-for-200 (1:200) reverse stock split effective April 14, 2020. See Note 9 for additional information.

(b)	The intrinsic value of a stock option is the amount by which the current market value or the market value upon exercise of the underlying stock exceeds the exercise price of the option.
As of June 30, 2020, there was no unrecognized compensation expense related to unvested stock options.
Restricted Stock and Stock Option Compensation. We recognized the following compensation costs, net of actual forfeitures, related to restricted stock and stock options for the Current Quarter, the Prior Quarter, the Current Period and the Prior Period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	($ in millions)
General and administrative expenses	$4	$9	$8	$15
Oil and natural gas properties	—	—	1	1
Oil, natural gas and NGL production expenses	—	1	1	2
Total restricted stock and stock option compensation	$4	$10	$10	$18

Liability-Classified Awards
Performance Share Units. In the Prior Period, we granted PSUs to senior management that vest ratably over a three-year performance period and are settled in cash. The ultimate amount earned is based on achievement of performance metrics established by the Compensation Committee of the Board of Directors. Compensation expense associated with PSU awards is recognized over the service period based on the graded-vesting method. The value of the PSU awards at the end of each reporting period is dependent upon our estimates of the underlying performance measures.
Cash Restricted Stock Units. In 2018, we granted CRSUs to employees that vest straight-line over a three-year period and are settled in cash on each of the three annual vesting dates. The ultimate amount earned is based on the closing price of our common stock on each of the vesting dates. We used the closing price of our common stock on

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

the grant date to determine the grant date fair value of the CRSUs. The CRSU liability will be adjusted quarterly, based on changes in our stock price, through the end of the vesting period.
The following table presents a summary of our liability-classified awards:

		Grant Date Fair Value	June 30, 2020
	Units(a)		Fair Value	Vested Liability
		($ in millions)	($ in millions)
2018 CRSU Awards:
Payable 2021	16,322	$10	$—	$—

____________________________________________

(a)	All share information has been retroactively adjusted to reflect a 1-for-200 (1:200) reverse stock split effective April 14, 2020. See Note 9 for additional information.

We recognized the following compensation costs (credits), net of actual forfeitures, related to our liability-classified awards for the Current Quarter, the Prior Quarter, the Current Period and the Prior Period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	($ in millions)
General and administrative expenses	$—	$(1)	$(3)	$8
Oil and natural gas properties	—	—	—	1
Oil, natural gas and NGL production expenses	—	1	(1)	3
Exploration expenses	—	(1)	—	—
Total liability-classified awards compensation	$—	$(1)	$(4)	$12

2020 Compensation Adjustments
On May 5, 2020, all of the outstanding share-based compensation, including restricted stock, stock options, PSUs and CRSUs, granted to our executive officers and designated vice presidents was canceled and replaced with cash retention incentives. The cash retention incentives granted to executive officers are equally weighted between achievement of certain specified performance metrics and a service period. The cash retention incentives may be clawed back if an executive officer or vice president terminates employment for any reason other than a qualifying termination prior to the earlier of (i) the effective date of a plan of reorganization under Chapter 11 of the Bankruptcy Code or (ii) May 8, 2021. The transactions were considered a modification to the previously issued equity-classified awards. As such, the remaining unrecognized expense related to restricted stock and stock options will result in $18 million of share-based compensation expense to be amortized over the relevant service period of the new cash retention incentives. The $15 million after-tax fair value of the cash retention incentives was capitalized to other current assets in the condensed consolidated balance sheets in the Current Quarter and will be amortized over the relevant service period. The difference between the cash and after-tax value of the cash retention incentives of approximately $10 million, which is not subject to the claw back provisions contained within the agreements, was expensed to general and administrative expenses in the condensed consolidated statements of operations for the Current Quarter.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

11.	Derivative and Hedging Activities
We use derivative instruments to reduce our exposure to fluctuations in future commodity prices and to protect our expected operating cash flow against significant market movements or volatility. All of our oil, natural gas and NGL derivative instruments are net settled based on the difference between the fixed-price payment and the floating-price payment, resulting in a net amount due to or from the counterparty. None of our oil, natural gas or NGL derivative instruments were designated for hedge accounting as of December 31, 2019. As of June 30, 2020, we had no open derivative contracts. All of our existing contracts were settled in the Current Quarter prior to the Bankruptcy Filing. Pursuant to the RSA associated with our Chapter 11 Cases, we are required to hedge a certain amount of our production with our DIP Credit Facility lenders. See Note 1 for additional details regarding these hedging requirements and see Note 19 for details regarding hedges entered into subsequent to June 30, 2020.
Oil, Natural Gas and NGL Derivatives
Our oil, natural gas and NGL derivative instruments consist of the following types of instruments:

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

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The estimated fair values of our oil, natural gas and NGL derivative instrument assets (liabilities) as of June 30, 2020 and December 31, 2019 are provided below:

	June 30, 2020		December 31, 2019
	Notional Volume	Fair Value	Notional Volume	Fair Value
		($ in millions)		($ in millions)
Oil (mmbbl):
Fixed-price swaps	—	$—	24	$(7)
Call options (sold)	—	—	—	—
Collars	—	—	2	14
Basis protection swaps	—	—	8	(2)
Total oil	—	—	34	5
Natural gas (bcf):
Fixed-price swaps	—	—	265	125
Call options (sold)	—	—	22	—
Call swaptions	—	—	29	(2)
Put spreads	—	—	—	—
Basis protection swaps	—	—	30	2
Total natural gas	—	—	346	125
Total estimated fair value		$—		$130

We have terminated certain commodity derivative contracts that were previously designated as cash flow hedges for which the original contract months are yet to occur. See further discussion below under Effect of Derivative Instruments – Accumulated Other Comprehensive Income (Loss).
Effect of Derivative Instruments – Condensed Consolidated Balance Sheets
As of June 30, 2020, we had no open derivative contracts. The following table presents the fair value and location of each classification of derivative instrument included in the condensed consolidated balance sheets as of December 31, 2019 on a gross basis and after same-counterparty netting:

	December 31, 2019
Balance Sheet Classification	Gross Fair Value	Amounts Netted in the Consolidated Balance Sheets	Net Fair Value Presented in the Consolidated Balance Sheets
	($ in millions)
Commodity Contracts:
Short-term derivative asset	$174	$(40)	$134
Short-term derivative liability	(42)	40	(2)
Long-term derivative liability	(2)	—	(2)
Total derivatives	$130	$—	$130

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Effect of Derivative Instruments – Condensed Consolidated Statements of Operations
The components of oil, natural gas and NGL revenues for the Current Quarter, the Prior Quarter, the Current Period and the Prior Period are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	($ in millions)
Oil, natural gas and NGL revenues	$440	$1,179	$1,334	$2,409
Gains (losses) on undesignated oil, natural gas and NGL derivatives	(165)	283	751	(8)
Losses on terminated cash flow hedges	(8)	(8)	(17)	(18)
Total oil, natural gas and NGL revenues	$267	$1,454	$2,068	$2,383
The components of marketing revenues for the Current Quarter, the Prior Quarter, the Current Period and the Prior Period are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	($ in millions)
Marketing revenues	$240	$917	$964	$2,152
Losses on undesignated marketing natural gas derivatives	—	(1)	—	(3)
Total marketing revenues	$240	$916	$964	$2,149

Effect of Derivative Instruments – Accumulated Other Comprehensive Income (Loss)
A reconciliation of the changes in accumulated other comprehensive income (loss) in our condensed consolidated statements of stockholders’ equity related to our cash flow hedges is presented below:

	Three Months Ended June 30,
	2020		2019
	Before Tax	After Tax	Before Tax	After Tax
	($ in millions)
Balance, beginning of period	$(36)	$21	$(70)	$(13)
Losses reclassified to income	8	8	8	8
Balance, end of period	$(28)	$29	$(62)	$(5)

	Six Months Ended June 30,
	2020		2019
	Before Tax	After Tax	Before Tax	After Tax
	($ in millions)
Balance, beginning of period	$(45)	$12	$(80)	$(23)
Losses reclassified to income	17	17	18	18
Balance, end of period	$(28)	$29	$(62)	$(5)
The accumulated other comprehensive loss as of June 30, 2020 represents the net deferred loss associated with commodity derivative contracts that were previously designated as cash flow hedges for which the original contract months are yet to occur. Remaining deferred gain or loss amounts will be recognized in earnings in the month for which

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

the original contract months are to occur. As of June 30, 2020, we expect to transfer approximately $22 million of net loss included in accumulated other comprehensive income (loss) to net income (loss) during the next 12 months. The remaining amounts will be transferred by December 31, 2022.
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
Hedging Arrangements
Certain of our hedging arrangements are with counterparties that are also lenders (or affiliates of lenders) under our pre-petition revolving credit facility. The contracts entered into with these counterparties are secured by the same collateral that secures the pre-petition revolving credit facility. In addition, we enter into bilateral hedging agreements with other counterparties. The counterparties’ and our obligations under the bilateral hedging agreements must be secured by cash or letters of credit to the extent that any mark-to-market amounts owed to us or by us exceed defined thresholds. As of June 30, 2020, we did not have any cash or letters of credit posted as collateral for our commodity derivatives.
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
As of June 30, 2020, we had no open derivative contracts. The following table provides information for financial assets (liabilities) measured at fair value on a recurring basis as of December 31, 2019:

	December 31, 2019
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Derivative Assets (Liabilities):		($ in millions)
Commodity assets	$—	$160	$14	$174
Commodity liabilities	—	(42)	(2)	(44)
Total derivatives	$—	$118	$12	$130

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

A summary of the changes in the fair values of our financial assets (liabilities) classified as Level 3 during the Current Period and the Prior Period is presented below:

	Commodity Derivatives	Utica Contingent Consideration
	($ in millions)
Balance, as of January 1, 2020	$12	$—
Total gains (losses) (realized/unrealized):
Included in earnings(a)	3	—
Total purchases, issuances, sales and settlements:
Settlements	(15)	—
Balance, as of June 30, 2020	$—	$—

Balance, as of January 1, 2019	$87	$7
Total gains (losses) (realized/unrealized):
Included in earnings(a)	(64)	(7)
Total purchases, issuances, sales and settlements:
Settlements	(1)	—
Balance, as of June 30, 2019	$22	$—
___________________________________________

(a)		Commodity Derivatives		Utica Contingent Consideration

		2020	2019	2020	2019
		($ in millions)
	Total gains (losses) included in earnings for the period	$3	$(64)	$—	$(7)
	Change in unrealized gains (losses) related to assets still held at reporting date	$—	$(66)	$—	$7

12.	Exploration Expense
A summary of our exploration expense for the Current Quarter, the Prior Quarter, the Current Period and the Prior Period is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	($ in millions)
Impairments of unproved properties	$127	$7	$399	$25
Dry hole expense	—	—	7	—
Geological and geophysical expense and other	3	8	6	14
Exploration expense	$130	$15	$412	$39

Unproved oil and natural gas properties are periodically assessed for impairment by considering future drilling and exploration plans, results of exploration activities, commodity price outlooks, planned future sales and expiration of all or a portion of the projects. The exploration expense charges during the Current Quarter are the result of non-cash impairment charges in unproved properties, primarily in our Haynesville operating area. The exploration expense charges during the Current Period are the result of non-cash impairment charges in unproved properties, primarily in our Brazos Valley, Powder River Basin, Haynesville and Mid-Continent operating areas.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

13.	Impairments
During the Current Period, the decrease in demand for crude oil primarily due to COVID-19 and sharp decline in commodity prices related to the combined impact of falling demand and increases in production from OPEC+ resulted in decreases in current and expected long-term crude oil and NGL sale prices. These conditions resulted in reductions to the market capitalization of peer companies in the energy industry. We determined these adverse market conditions represent a triggering event to perform an impairment assessment of our long-lived assets used in, and in support of, our operations, including proved oil and gas properties, and our sand mine assets.
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

Sand Mine
Our in-field sand mine assets predominately service the oil and gas properties in our Brazos Valley operating area. Based on management’s assumptions and expectations of (i) future commodity prices, (ii) capital investment plans in the Brazos Valley operating area, and (iii) future operating cost of the sand mine, management expects the market for sand to significantly decrease for the foreseeable future. As a result, we recognized a $76 million impairment related to our sand mine assets for the difference between fair value and the carrying value in the Current Period. The inputs used are classified as Level 3 fair value assumptions.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

14.	Capitalized Exploratory Well Costs
A summary of the changes in our capitalized well costs for the Current Period is detailed below.

Six Months Ended June 30, 2020
($ in millions)
Balance as of January 1	$7
Charges to exploration expense	(7)
Balance as of June 30	$—

As of June 30, 2020, there were no drilling and completion costs on exploratory wells pending determination of proved reserves capitalized for greater than one year.

15.	Investments
In the Current Period, the hydraulic fracturing industry experienced challenging operating conditions resulting in the current fair value of our investment in FTS International, Inc. (NYSE: FTSI) falling below book value of $23 million and remaining below that value as of the end of the Current Period. Based on FTSI’s operating results, we determined that the reduction in fair value is other-than-temporary, and recognized an impairment of our entire investment in FTSI of $23 million.
In the Prior Period, in connection with the acquisition of WildHorse, we obtained a 50% membership interest in JWH Midstream LLC (JWH). The carrying value of our investment in JWH, which was being accounted for as an equity method investment, was approximately $17 million as of March 31, 2019. In the Prior Quarter, we paid approximately $7 million to terminate our involvement in the partnership. This removed us from any future obligations related to this joint venture and, therefore, we impaired the full value of the investment and recognized an approximate $23 million expense in the Prior Quarter.

16.	Other Operating Expense
In the Current Period, we terminated certain gathering, processing and transportation contracts and recognized a non-recurring $80 million expense related to the contract terminations. The contract terminations removed approximately $169 million of future commitments related to gathering, processing and transportation agreements. See Note 5 for further discussion of contingencies and commitments.
In the Prior Period, we recorded approximately $26 million of costs related to our acquisition of WildHorse which consisted of consulting fees, financial advisory fees, legal fees and travel and lodging expenses. In addition, we recorded approximately $38 million of severance expense as a result of the acquisition of WildHorse. A majority of the WildHorse executives and employees were terminated. These executives and employees were entitled to severance benefits in accordance with existing employment agreements.

17.	Separation and Other Termination Costs
In the Current Quarter and the Current Period, we incurred charges of approximately $22 million and $27 million, respectively, related to one-time termination benefits for certain employees.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

18.	Condensed Combined Debtor-in-Possession Financial Information
The financial statements below represent the condensed combined financial statements of the Debtors as of June 30, 2020 and December 31, 2019 and for the three and six months ended June 30, 2020 and 2019.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2020	December 31, 2019
ASSETS	($ in millions)
CURRENT ASSETS:
Cash and cash equivalents	$80	$4
Other current assets	608	1,244
Total Current Assets	688	1,248
PROPERTY AND EQUIPMENT:
Oil and natural gas properties, based on successful efforts accounting, net	4,671	13,586
Other property and equipment, net	1,014	1,118
Property and equipment held for sale, net	10	10
Total Property and Equipment, Net	5,695	14,714
Other long-term assets	161	187
Investments in subsidiaries and intercompany advances	(12)	6
TOTAL ASSETS	$6,532	$16,155
LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current liabilities	$2,389	$2,391
Total Current Liabilities	2,389	2,391
Long-term debt, net	—	9,073
Deferred income tax liabilities	—	10
Other long-term liabilities	217	317
Liabilities subject to compromise	8,135	—
Total Liabilities	10,741	11,791
EQUITY (DEFICIT):
Chesapeake Stockholders’ Equity (Deficit)	(4,209)	4,364
Total Equity (Deficit)	(4,209)	4,364
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$6,532	$16,155

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	($ in millions)
REVENUES AND OTHER:
Oil, natural gas and NGL	$265	$1,451	$2,064	$2,376
Marketing	240	916	964	2,149
Total Revenues	505	2,367	3,028	4,525
Other	14	15	30	30
Gains on sales of assets	—	1	—	20
Total Revenues and Other	519	2,383	3,058	4,575
OPERATING EXPENSES:
Oil, natural gas and NGL production	91	144	213	259
Oil, natural gas and NGL gathering, processing and transportation	269	270	553	542
Severance and ad valorem taxes	25	62	79	113
Exploration	130	15	412	39
Marketing	242	940	988	2,170
General and administrative	111	88	176	191
Separation and other termination costs	22	—	27	—
Provision for legal contingencies, net	7	3	8	3
Depreciation, depletion and amortization	157	578	759	1,096
Impairments	—	1	8,489	2
Other operating expense	5	3	88	64
Total Operating Expenses	1,059	2,104	11,792	4,479
INCOME (LOSS) FROM OPERATIONS	(540)	279	(8,734)	96
OTHER INCOME (EXPENSE):
Interest expense	(137)	(175)	(282)	(336)
Losses on investments	—	(23)	(23)	(24)
Gains on purchases or exchanges of debt	2	—	65	—
Other income	6	18	12	27
Reorganization items, net	394	—	394	—
Equity in net earnings (losses) of subsidiary	(1)	(1)	(18)	—
Total Other Income (Expense)	264	(181)	148	(333)
INCOME (LOSS) BEFORE INCOME TAXES	(276)	98	(8,586)	(237)
Income tax benefit	—	—	(13)	(314)
NET INCOME (LOSS)	(276)	98	(8,573)	77
Other comprehensive income	8	8	17	18
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CHESAPEAKE	$(268)	$106	$(8,556)	$95

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2020	2019
	($ in millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Cash Provided By Operating Activities	$771	$850
CASH FLOWS FROM INVESTING ACTIVITIES:
Drilling and completion costs	(843)	(1,070)
Business combination, net	—	(353)
Acquisitions of proved and unproved properties	(9)	(17)
Proceeds from divestitures of proved and unproved properties	7	82
Additions to other property and equipment	(15)	(18)
Proceeds from sales of other property and equipment	4	4
Net Cash Used In Investing Activities	(856)	(1,372)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from pre-petition revolving credit facility borrowings	3,806	6,416
Payments on pre-petition revolving credit facility borrowings	(3,467)	(5,452)
Cash paid to purchase debt	(95)	(381)
DIP credit facility financing costs	(55)	—
Cash paid for preferred stock dividends	(22)	(46)
Other financing activities	(6)	(16)
Net Cash Provided By Financing Activities	161	521
Net increase (decrease) in cash and cash equivalents	76	(1)
Cash and cash equivalents, beginning of period	4	3
Cash and cash equivalents, end of period	$80	$2

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

19.	Subsequent Events
On July 1, 2020, the Company, as borrower, entered into the DIP Credit Agreement, which was approved by the Bankruptcy Court on July 31, 2020.
Subsequent to June 30, 2020, pursuant to requirements of the RSA associated with our Chapter 11 Cases, we were required to enter into hedge agreements with certain of our DIP Credit Facility lenders, within 30 days of the Petition Date, for at least 50% of the projected monthly production from proved developed producing oil and natural gas reserves for a forward 24-month period. These hedge agreements provide downside price protection through swaps on 23 mmbbls of oil at an average price of $41.74 per bbl and 532 bcf of natural gas at an average price of $2.45 per mcf.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY INFORMATION

Oil, Natural Gas and NGL Reserve Quantities

Presented below is a summary of changes in estimated reserves through March 31, 2020:

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
Reflected above represents material changes to estimated reserves from December 31, 2019 through March 31, 2020. There were no material changes to estimated reserves in the Current Quarter. During the quarter ended March 31, 2020, revisions of previous estimates decreased primarily due to updates to our five-year development plan in contemplation of ongoing market conditions and uncertainty regarding our ability to finance the development of our proved reserves over a five-year period.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
The following discussion should be read together with the condensed consolidated financial statements included in Item 1 of Part I of this report and in Item 8 of our 2019 Form 10-K.
We are an independent exploration and production company engaged in the acquisition, exploration and development of properties to produce oil, natural gas and NGL from underground reservoirs. We own a large and geographically diverse portfolio of onshore U.S. unconventional natural gas and liquids assets, including interests in approximately 13,600 oil and natural gas wells. We have significant positions in the liquids-rich resource plays of the Eagle Ford Shale in South Texas, the stacked pay in the Powder River Basin in Wyoming and the Anadarko Basin in northwestern Oklahoma. Our natural gas resource plays are the Marcellus Shale in the northern Appalachian Basin in Pennsylvania and the Haynesville/Bossier Shales in northwestern Louisiana.
Our strategy is to develop our significant resource plays in a manner that generates cash flow from operating activities and improves margins through financial discipline and operating efficiencies, while maintaining exceptional environmental and safety performance. Current market conditions make it difficult to execute on this strategy, as evidenced by our voluntary filing for Chapter 11 protection on June 28, 2020; however, we continue to focus on increasing cash provided by operating activities, improving margins through financial discipline and operating efficiencies and maintaining exceptional environmental and safety performance. To accomplish these goals, we intend to allocate our capital expenditures to projects we believe offer the highest return and value, to deploy leading drilling and completion technology throughout our portfolio, and to take advantage of acquisition and divestiture opportunities to strengthen our cost structure and our portfolio. We continue to seek opportunities to reduce cash costs per barrel of oil equivalent production (production, gathering, processing and transportation and general and administrative) through operational efficiencies, including but not limited to improving our production volumes from existing wells. In response to current market conditions, we have reduced our workforce, curtailed production and reduced capital, which will further reduce future production.
Recent Developments
Voluntary Reorganization Under Chapter 11
On June 28, 2020 (the “Petition Date”), we and certain of our subsidiaries (collectively, the “Debtors”) filed voluntary petitions (the “Chapter 11 Cases”) for relief (the “Bankruptcy Filing”) under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). On June 29, 2020, the Bankruptcy Court entered an order authorizing the joint administration of the Chapter 11 Cases under the caption In re Chesapeake Energy Corporation, Case No. 20-33233 (DRJ). Subsidiaries with noncontrolling interests, consolidated variable interest entities and certain de minimis subsidiaries (collectively, the “Non-Filing Entities”) were not part of the Bankruptcy Filing. The Non-Filing Entities will continue to operate in the ordinary course of business.
We are currently operating as debtors-in-possession in accordance with the applicable provisions of the Bankruptcy Code. The Bankruptcy Court has granted first day motions filed by us that were designed primarily to mitigate the impact of the Chapter 11 Cases on our operations, customers and employees. As a result, we are able to conduct normal business activities and pay all associated obligations for the period following the Bankruptcy Filing and are authorized to pay owner royalties, employee wages and benefits, and certain vendors and suppliers in the ordinary course for goods and services provided. During the pendency of the Chapter 11 Cases, all transactions outside the ordinary course of business require the prior approval of the Bankruptcy Court.
For the duration of the Chapter 11 Cases, our operations and ability to develop and execute our business plan are subject to the risks and uncertainties associated with the Chapter 11 process as described in Item 1A. “Risk Factors.” As a result of these risks and uncertainties, the number of our shares of common stock and stockholders, assets, liabilities, officers and/or directors could be significantly different following the outcome of the Chapter 11 Cases, and the description of our operations, properties and capital plans included in this Form 10-Q may not accurately reflect our operations, properties and capital plans following the Chapter 11 Cases.
During the Chapter 11 Cases, we expect our financial results to continue to be volatile as Restructuring activities and expenses, contract terminations and rejections, and claims assessments significantly impact our consolidated financial statements. As a result, our historical financial performance is likely not indicative of our financial performance after the date of the Bankruptcy Filing. In addition, we have incurred significant professional fees and other costs in connection with preparation for the Chapter 11 Cases and expect that we will continue to incur significant professional fees and costs throughout our Chapter 11 Cases.
See Note 1 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for a complete discussion of the Chapter 11 Cases.
Delisting of our Common Stock from the New York Stock Exchange
Our common stock was previously listed on the New York Stock Exchange (the “NYSE”) under the symbol “CHK.” As a result of our failure to satisfy the continued listing requirements of the NYSE, on June 29, 2020, our common stock ceased to trade on the NYSE. Since June 30, 2020, our common stock has been quoted on the OTC Pink Marketplace maintained by the OTC Markets Group, Inc. under the symbol “CHKAQ.” On July 20, 2020, the NYSE filed a Form 25 with the SEC to delist our common stock, senior notes and cumulative convertible preferred stock from the NYSE. The delisting was effective 10 days after the Form 25 was filed. The deregistration of our common stock, senior notes and cumulative convertible preferred stock under Section 12(b) of the Exchange Act will become effective 90 days after the filing date of the Form 25.
COVID-19 Pandemic and Impact on Global Demand for Oil and Natural Gas
The global spread of COVID-19 created significant volatility, uncertainty, and economic disruption during the first six months of 2020. The pandemic has reached more than 200 countries and territories and has resulted in widespread adverse impacts on the global economy and on our customers and other parties with whom we have business relations. State and local authorities have also implemented multi-step policies with the goal of re-opening. However, certain jurisdictions began re-opening only to return to restrictions in the face of increases in new COVID-19 cases. To date, we have experienced limited operational impacts as a result of the restrictions from working remotely or COVID-19 directly. As an essential business under the guidelines issued by each of the states in which we operate, we have been allowed to continue operations. As a result, since mid-March, we have restricted access to all of our offices and for a period of time directed employees to work remotely to the extent possible. We began to re-open our offices in phases beginning mid-May and special precautions have been implemented to minimize the risk of exposure. These actions have allowed us to maintain the engagement and connectivity of our personnel. However, due to severe impacts from the global COVID-19 pandemic on the global demand for oil and natural gas, financial results may not necessarily be indicative of operating results for the entire year. Moreover, future operations could be negatively affected if a significant number of our employees are quarantined as a result of exposure to the virus.
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
There is considerable uncertainty regarding the extent to which COVID-19 will continue to spread and the extent and duration of governmental and other measures implemented to try to slow the spread of the virus, such as large-scale travel bans and restrictions, border closures, quarantines, shelter-in-place orders and business and government shutdowns. One of the largest impacts of the pandemic has been a significant reduction in global demand for oil and, to a lesser extent, natural gas. This significant decline in demand has been met with a sharp decline in oil prices following the announcement of price reductions and production increases in March 2020 by members of the Organization of Petroleum Exporting Countries (OPEC+) and other foreign, oil-exporting countries. Further, in April 2020, OPEC+ finalized an agreement to cut oil production by 9.7 million barrels per day during May and June 2020. On June 6, 2020, OPEC+ agreed to extend such production cuts until the end of July 2020. However, prices in the oil and gas market have remained depressed, as the oversupply and lack of demand in the market persist. Oil and natural gas prices are expected to continue to be volatile as a result of the near-term production instability and the ongoing COVID-19 outbreaks and as changes in oil and natural gas inventories, industry demand and global and national economic performance are reported. The resulting supply/demand imbalance is having disruptive impacts on the oil and natural gas exploration and production industry and on other industries that serve exploration and production companies. We expect to see continued volatility in oil and natural gas prices for the foreseeable future, and such volatility, combined with the current depressed prices, has impacted and is expected to continue to adversely impact our business. The continued low level of demand and prices for oil and natural gas or otherwise has had and will continue to have a material adverse effect on our business, cash flows, liquidity, financial condition and results of operations.
As of the date of this Form 10-Q, our efforts to respond to the challenges presented by the conditions described above and minimize the impacts to our business have yielded results. We have moved quickly to implement strategies to reduce costs, increase operational efficiencies and lower our capital spending. In April, we underwent a reduction in workforce impacting approximately 13% of our employees. In connection with the reduction, we recorded a non-recurring charge of approximately $22 million in the Current Quarter and we anticipate an estimated annualized savings of approximately $36 million. Due to the significant drop in oil prices and midstream constraints in the Current Quarter, we shut-in wells and delayed turn-in-lines, which reduced our oil production by approximately 50% and 25% in May and June, respectively. As market conditions improve, we have returned most wells to production and intend to complete most of our drilled but uncompleted wells. We anticipate our capital expenditures for the remainder of the year will be focused primarily on our gas assets. We have not received any funding under the CARES Act or other federal programs to support our operations and do not anticipate that we will. We are continuing to address concerns to protect the health and safety of our employees and those of our customers and other business counterparties, and this includes changes to comply with health-related guidelines as they are modified and supplemented.
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
Liquidity and Capital Resources
Liquidity Overview
Our primary sources of capital resources and liquidity have historically consisted of internally generated cash flows from operations, borrowings under certain credit agreements, dispositions of non-core assets and the capital markets when conditions are favorable. Our ability to issue additional indebtedness, dispose of assets or access the capital markets may be substantially limited or nonexistent during the Chapter 11 Cases and will require court approval in most instances. Accordingly, our liquidity will depend mainly on cash generated from operating activities and available funds under the DIP Credit Facility discussed below.
Filing of the Chapter 11 Cases constituted an event of default with respect to certain of our secured and unsecured debt obligations. As a result of the Chapter 11 Cases, the principal and interest due under these debt instruments became immediately due and payable. However, the creditors are stayed from taking any action as a result of the default under Section 362 of the Bankruptcy Code.
Recent Events Affecting Liquidity
On June 28, 2020, prior to the commencement of the Chapter 11 Cases, the Company entered into a commitment letter (the “Commitment Letter”) with certain of the lenders under the pre-petition revolving credit facility and/or their affiliates (collectively, the “Commitment Parties”), pursuant to which, and subject to the satisfaction of certain customary conditions, including the approval of the Bankruptcy Court, the Commitment Parties agreed to provide the Debtors with a post-petition senior secured super-priority debtor-in-possession revolving credit facility in an aggregate principal amount of up to approximately $2.104 billion (the “DIP Credit Facility”), consisting of a revolving loan facility of new money in an aggregate principal amount of up to $925 million, which includes a sub-facility of up to $200 million for the issuance of letters of credit, and an up to approximately $1.179 billion term loan that reflects the roll-up of a portion of outstanding borrowings under the pre-petition revolving credit facility. Pursuant to the Commitment Letter, the Commitment Parties also committed to provide, subject to certain conditions, an up to $2.5 billion exit credit facility, consisting of an up to $1.75 billion revolving credit facility (the “Exit Revolving Facility”) and an up to $750 million senior secured term loan facility (the “Exit Term Loan Facility” and, together with the Exit Revolving Facility, the “Exit Credit Facilities”). The terms and conditions of the DIP Credit Facility are set forth in the DIP Credit Agreement (the “DIP Credit Agreement”) attached to the Commitment Letter. The financing package provides us the capital necessary to fund our operations during the Court-supervised Chapter 11 reorganization proceedings. The proceeds of the DIP Credit Facility may be used for, among other things, post-petition working capital, permitted capital investments, general corporate purposes, letters of credit, administrative costs, premiums, expenses and fees for the transactions contemplated by the Chapter 11 Cases, payment of court approved adequate protection obligations, and other such purposes consistent with the DIP Credit Facility. On July 1, 2020, the Company, as borrower, entered into the DIP Credit Agreement along with the Debtor guarantors party thereto, MUFG Union Bank, N.A., as agent, and the other lender, issuer, and agent parties thereto with the other Debtors party thereto. See Note 4 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion of our DIP Credit Facility.
As of June 30, 2020 and December 31, 2019, we had a cash balance of $82 million and $6 million, respectively. As of June 30, 2020 and December 31, 2019, we had a net working capital deficit of $1.699 billion and $1.141 billion, respectively. Additionally, our DIP Credit Facility was approved by the Bankruptcy Court on a final basis on July 31, 2020 which allows us up to $925 million of borrowing capacity.

We believe our cash flow from operations, borrowing capacity under the DIP Credit Facility and cash on hand will provide sufficient liquidity during the bankruptcy process. We expect to incur significant costs associated with the bankruptcy process, including fees for legal, financial and restructuring advisors to the Company, certain of our creditors and royalty interest owners. Therefore, our ability to obtain confirmation of the Plan in a timely manner is critical to ensuring our liquidity is sufficient during the bankruptcy process.
Our ability to continue as a going concern is contingent on our ability to comply with the financial and other covenants contained in our DIP Credit Facility, the Bankruptcy Court’s approval of the Plan and our ability to successfully implement the Plan and obtain exit financing, among other factors. As a result of the Bankruptcy Filing, the realization of assets and the satisfaction of liabilities are subject to uncertainty. While operating as debtors-in-possession under Chapter 11, we may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business (and subject to restrictions contained in the DIP Credit Facility), for amounts other than those reflected in the accompanying condensed consolidated financial statements. Further, the Plan could materially change the amounts and classifications of assets and liabilities reported in the condensed consolidated financial statements. The factors noted above raise substantial doubt about our ability to continue as a going concern.
Credit Risk
Our customers and counterparties are experiencing uncertain economic conditions which may impact their ability to make payments to us, which could adversely affect our business, cash flows, liquidity, financial condition and results of operations. We monitor the creditworthiness of all our counterparties and we generally require letters of credit or parent guarantees for receivables from parties deemed to have sub-standard credit, unless the credit risk can otherwise be mitigated

Derivative and Hedging Activities
Our results of operations and cash flows are impacted by changes in market prices for oil, natural gas and NGL. To mitigate a portion of our exposure to adverse market price changes, we enter into various derivative instruments. Our oil, natural gas and NGL derivative activities, when combined with our sales of oil, natural gas and NGL, allow us to better predict the total revenue we expect to receive. Pursuant to the RSA associated with our Chapter 11 Cases, we are required to hedge a certain amount of our production with our DIP Credit Facility lenders. See Note 1 for additional details regarding these hedging requirements and see Note 19 for details regarding hedges entered into subsequent to June 30, 2020.
As of August 7, 2020, including July and August derivative contracts that have settled, we had 2020 downside oil price protection through swaps at an average price of $41.69 per bbl. We had 2020 downside gas price protection through swaps at $2.45 per mcf.

Oil Derivatives(a)
Year	Type of Derivative Instrument	Notional Volume	Average NYMEX Price
		(mmbbls)
2020	Swaps	6	$41.69
2021	Swaps	12	$41.90
2022	Swaps	5	$41.41
Natural Gas Derivatives(a)
Year	Type of Derivative Instrument	Notional Volume	Average NYMEX Price
		(bcf)
2020	Swaps	164	$2.45
2021	Swaps	235	$2.44
2022	Swaps	133	$2.46
___________________________________________

(a)	Includes amounts settled in July and August 2020.
See Note 11 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion of derivatives and hedging activities.
Contractual Obligations and Off-Balance Sheet Arrangements
From time to time, we enter into arrangements and transactions that can give rise to contractual obligations and off-balance sheet commitments. As of June 30, 2020, these arrangements and transactions included (i) certain operating lease agreements, (ii) open purchase commitments, (iii) open delivery commitments, (iv) open drilling commitments, (v) undrawn letters of credit, (vi) open gathering and transportation commitments, and (vii) various other commitments we enter into in the ordinary course of business that could result in future cash obligations.
Capital Expenditures
We have significant control and flexibility over the timing and execution of our development plan, enabling us to reduce our capital spending as needed. As a result of the impact to global oil demand primarily caused by the COVID-19 pandemic, we are significantly reducing our forecasted 2020 capital expenditures to a range of $1.0 billion - $1.2 billion compared to our 2019 capital spending level of $2.2 billion. This reduction in spending will reduce our future production levels. Management continues to review operational plans for 2020 and beyond, which could result in changes to projected capital expenditures and projected revenues from sales of oil, natural gas and NGL.

Sources of Funds
The following table presents the sources of our cash and cash equivalents for the Current Period and the Prior Period.

	Six Months Ended June 30,
	2020	2019
	($ in millions)
Cash provided by operating activities	$773	$853
Proceeds from divestitures of proved and unproved properties, net	7	82
Proceeds from revolving pre-petition credit facility borrowings, net	339	964
Proceeds from sales of other property and equipment, net	4	4
Total sources of cash and cash equivalents	$1,123	$1,903
Cash Flows from Operating Activities
Cash provided by operating activities was $773 million in the Current Period compared to $853 million in the Prior Period. The decrease in the Current Period is primarily due to the lower prices for the oil, natural gas and NGL we sold and lower volumes of oil, natural gas and NGL sold. Cash flows from operations are largely affected by the same factors that affect our net income, excluding various non-cash items, such as depreciation, depletion and amortization, certain impairments, gains or losses on sales of assets, deferred income taxes and mark-to-market changes in our open derivative instruments. The Current Period was impacted by COVID-19 and the related economic volatility and a continued low level of demand or depressed prices for oil and natural gas has had a continued material adverse effect on our cash flows. See further discussion below under Results of Operations.
Uses of Funds
The following table presents the uses of our cash and cash equivalents for the Current Period and the Prior Period:

	Six Months Ended June 30,
	2020	2019
	($ in millions)
Oil and Natural Gas Expenditures:
Drilling and completion costs	$843	$1,070
Acquisitions of proved and unproved properties	9	17
Total oil and natural gas expenditures	852	1,087
Other Uses of Cash and Cash Equivalents:
Cash paid to purchase debt	95	381
DIP credit facility financing costs	55	—
Business combination, net	—	353
Additions to other property and equipment	15	18
Dividends paid	22	46
Other	8	18
Total other uses of cash and cash equivalents	195	816
Total uses of cash and cash equivalents	$1,047	$1,903
Drilling and Completion Costs
Our drilling and completion costs decreased in the Current Period compared to the Prior Period primarily as a result of decreased drilling and completion activity.

Cash Paid to Purchase Debt
In the Current Period, we repurchased approximately $160 million aggregate principal amount of our senior notes for $95 million. See Note 4 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion of the notes repurchased.
DIP Credit Facility Financing Costs
In the Current Period, we paid $55 million of one-time fees to lenders to establish our DIP Credit Facility.
Business Combination - Acquisition of WildHorse
In the Prior Period, we acquired WildHorse for approximately 717.4 million shares of our common stock and $381 million less $28 million of cash held by WildHorse as of the acquisition date.
Dividends
We paid dividends of $22 million and $46 million on our preferred stock in the Current Period and the Prior Period, respectively. On April 17, 2020, we announced that we were suspending payment of dividends on each series of our outstanding convertible preferred stock. Pursuant to the RSA associated with our Chapter 11 Cases, each holder of an equity interest in Chesapeake would have such interest canceled, released, and extinguished without any distribution. See Note 1 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for additional information about the Chapter 11 Cases.

Results of Operations
Oil, Natural Gas and NGL Production and Average Sales Prices

	Three Months Ended June 30, 2020
	Oil		Natural Gas		NGL		Total
	mbbl per day	$/bbl	mmcf per day	$/mcf	mbbl per day	$/bbl	mboe per day	%	$/boe
Marcellus	—	—	1,051	1.38	—	—	175	41	8.26
Haynesville	—	—	502	1.46	—	—	84	20	8.75
Eagle Ford	40	20.15	117	1.95	16	9.68	75	18	15.76
Brazos Valley	36	23.42	49	0.69	6	1.93	50	12	17.58
Powder River Basin	13	23.80	52	1.44	3	10.59	25	6	16.96
Mid-Continent	4	24.41	36	1.50	3	8.03	12	3	13.39
Retained assets(a)	93	22.06	1,807	1.42	28	7.86	421	100	11.46
Divested assets	—	—	(1)	2.92	—	—	—	—	.
Total	93	22.06	1,806	1.42	28	7.86	421	100%	11.46

	Three Months Ended June 30, 2019
	Oil		Natural Gas		NGL		Total
	mbbl per day	$/bbl	mmcf per day	$/mcf	mbbl per day	$/bbl	mboe per day	%	$/boe
Marcellus	—	—	929	2.33	—	—	155	31	13.99
Haynesville	—	—	751	2.39	—	—	125	25	14.36
Eagle Ford	58	65.82	152	2.69	19	12.78	102	21	43.89
Brazos Valley	35	63.34	55	1.81	5	9.33	49	10	47.57
Powder River Basin	20	57.05	89	2.26	5	16.30	40	8	35.58
Mid-Continent	9	58.12	59	2.03	6	16.97	25	5	30.53
Retained assets(a)	122	63.09	2,035	2.35	35	13.50	496	100	26.13
Divested assets	—	—	(1)	4.66	—	—	—	—	—
Total	122	63.04	2,034	2.35	35	13.43	496	100%	26.12

	Six Months Ended June 30, 2020
	Oil		Natural Gas		NGL		Total
	mbbl per day	$/bbl	mmcf per day	$/mcf	mbbl per day	$/bbl	mboe per day	%	$/boe
Marcellus	—	—	1,013	1.66	—	—	168	38	9.99
Haynesville	—	—	528	1.58	—	—	88	20	9.46
Eagle Ford	52	37.49	138	2.08	18	10.79	92	20	26.17
Brazos Valley	38	35.62	59	0.63	7	3.82	56	12	25.77
Powder River Basin	15	34.71	71	1.69	4	12.37	32	7	22.40
Mid-Continent	4	36.35	42	1.93	3	11.37	14	3	19.14
Retained assets(a)	109	36.39	1,851	1.64	32	9.48	450	100	16.28
Divested assets	—	—	1	1.00	—	—	—	—	—
Total	109	36.39	1,852	1.64	32	9.48	450	100%	16.28

	Six Months Ended June 30, 2019
	Oil		Natural Gas		NGL		Total
	mbbl per day	$/bbl	mmcf per day	$/mcf	mbbl per day	$/bbl	mboe per day	%	$/boe
Marcellus	—	—	939	2.94	—	—	156	32	17.63
Haynesville	—	—	755	2.67	—	—	126	26	15.99
Eagle Ford	60	62.73	150	3.13	21	17.74	106	21	43.42
Brazos Valley(b)	28	61.76	39	1.88	4	8.93	39	8	47.56
Powder River Basin	18	54.31	85	2.79	6	17.54	38	8	34.70
Mid-Continent	9	55.72	59	2.47	6	19.14	24	5	30.62
Retained assets(a)	115	60.64	2,027	2.81	37	16.89	489	100	27.16
Divested assets	—	—	2	1.33	—	—	1	—	18.97
Total	115	60.59	2,029	2.81	37	16.86	490	100%	27.15

___________________________________________

(a)	Includes assets retained as of June 30, 2020.
(b) Average production per day since the date of the WildHorse acquisition on February 1, 2019, 150 days, was 34 mbbl, 47 mmcf and 5 mbbl for oil, natural gas and NGL, respectively.
Oil, Natural Gas and NGL Sales

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
	($ in millions)
Oil	$186	$700	(73)%	$725	$1,266	(43)%
Natural gas	234	436	(46)%	554	1,031	(46)%
NGL	20	43	(53)%	55	112	(51)%
Oil, natural gas and NGL sales	$440	$1,179	(63)%	$1,334	$2,409	(45)%
The net decrease in oil, natural gas and NGL sales in the Current Quarter of $739 million is primarily attributable to (i) $561 million decrease in revenues due to decreases in the average price received per boe and (ii) $178 million decrease in revenues due to decreased sales volumes from production curtailments, natural declines and shut-in wells.
The net decrease in oil, natural gas and NGL sales in the Current Period of $1.075 billion is primarily attributable to (i) $889 million decrease in revenues due to decreases in the average price received per boe and (ii) $186 million decrease in revenues due to decreased sales volumes from production curtailments, natural declines and shut-in wells.

Oil and Natural Gas Derivatives

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	($ in millions)
Oil derivatives – realized gains (losses)	$569	$(18)	$696	$(8)
Oil derivatives – unrealized gains (losses)	(717)	104	(5)	(165)
Total gains (losses) on oil derivatives	(148)	86	691	(173)

Natural gas derivatives – realized gains (losses)	123	24	174	(12)
Natural gas derivatives – unrealized gains (losses)	(148)	165	(131)	159
Total gains (losses) on natural gas derivatives	(25)	189	43	147
Total gains (losses) on oil and natural gas derivatives	$(173)	$275	$734	$(26)
See Note 11 of the notes to our condensed consolidated financial statements included in Item 1 of this report for a discussion of our derivative activity.
Marketing Revenues and Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
	($ in millions)
Marketing revenues	$240	$916	(74)%	$964	$2,149	(55)%
Marketing expenses	242	940	(74)%	988	2,170	(54)%
Marketing margin	$(2)	$(24)	(92)%	$(24)	$(21)	(14)%
Marketing revenues and expenses decreased in the Current Quarter and the Current Period primarily as a result of decreased oil, natural gas, and NGL prices received in our marketing operations and less volumes being marketed. Marketing margin increased in the Current Quarter primarily due to improved margins related to non-equity transactions. Marketing margin decreased in the Current Period primarily as a result of decreased inventory due to lower prices offset by improved margins related to non-equity transactions.
Other Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
	($ in millions)
Other revenue	$14	$15	(7)%	$30	$30	—%
Other revenue relates primarily to the amortization of deferred VPP revenue. Our remaining deferred revenue balance of $36 million will be amortized on a straight-line basis through 2021. See Note 6 of the notes to our condensed consolidated financial statements included in Item 1 of this report for further discussion of our VPP.

Oil, Natural Gas and NGL Production Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
	($ in millions, except per unit)
Marcellus	$7	$8	(13)%	$16	$18	(11)%
Haynesville	11	12	(8)%	22	25	(12)%
Eagle Ford	25	52	(52)%	61	93	(34)%
Brazos Valley	22	31	(29)%	50	45	11%
Powder River Basin	10	16	(38)%	28	30	(7)%
Mid-Continent	16	24	(33)%	36	49	(27)%
Retained Assets(a)	91	143	(36)%	213	260	(18)%
Divested Assets	—	1	(100)%	—	(1)	(100)%
Total oil, natural gas and NGL production expenses	$91	$144	(37)%	$213	$259	(18)%

	($ per boe)
Marcellus	$0.46	$0.59	(22)%	$0.52	$0.61	(15)%
Haynesville	$1.41	$1.01	40%	$1.36	$1.11	23%
Eagle Ford	$3.72	$5.52	(33)%	$3.66	$4.81	(24)%
Brazos Valley	$4.91	$6.91	(29)%	$4.95	$6.35	(22)%
Powder River Basin	$4.13	$4.42	(7)%	$4.81	$4.39	10%
Mid-Continent	$13.94	$10.45	33%	$13.94	$11.04	26%
Retained Assets(a)	$2.37	$3.14	(25)%	$2.60	$2.92	(11)%
Divested Assets	$—	$—	—%	$—	$—	—%
Total oil, natural gas and NGL production expenses per boe	$2.37	$3.17	(25)%	$2.60	$2.91	(11)%
___________________________________________
(a) Includes assets retained as of June 30, 2020.
The absolute and per unit decrease in the Current Quarter and the Current Period is primarily the result of production curtailments in the liquids-rich operating areas due to lower commodity prices.
Oil, Natural Gas, and NGL Gathering, Processing and Transportation Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
	($ in millions, except per unit)
Oil, natural gas and NGL gathering, processing and transportation expenses	$270	$271	—%	$555	$545	2%
Oil ($ per bbl)	$3.94	$2.42	63%	$3.63	$2.92	24%
Natural gas ($ per mcf)	$1.36	$1.23	11%	$1.34	$1.22	10%
NGL ($ per bbl)	$5.35	$5.01	7%	$5.55	$5.30	5%
Total ($ per boe)	$7.04	$6.00	17%	$6.78	$6.14	10%
The per unit increase in oil, natural gas and NGL gathering, processing and transportation expenses was primarily due to the increase in transportation expense related to oil deficiency fees for our Eagle Ford operating area and production curtailments.

Severance and Ad Valorem Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
	($ in millions, except per unit)
Severance taxes	$12	$40	(70)%	$43	$74	(42)%
Ad valorem taxes	13	22	(41)%	36	39	(8)%
Severance and ad valorem taxes	$25	$62	(60)%	$79	$113	(30)%

Severance taxes per boe	$0.31	$0.88	(65)%	$0.52	$0.83	(37)%
Ad valorem taxes per boe	0.35	0.51	(31)%	0.45	0.44	2%
Severance and ad valorem taxes per boe	$0.66	$1.39	(53)%	$0.97	$1.27	(24)%
The decrease in severance taxes was primarily due to the reduction in net revenue value as a result of decreased prices in areas where tax is calculated on net revenue instead of production. The decrease in ad valorem taxes is primarily due to lower assessed property values for 2020 compared to 2019. The lower valuations were achieved during the Current Quarter, resulting in the lower absolute and per unit amounts for the Current Quarter as compared to the Prior Quarter.
Exploration Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
	($ in millions)
Impairments of unproved properties	$127	$7	1,714%	$399	$25	1,496%
Dry hole expense	—	—	—%	7	—	n/a
Geological and geophysical expense and other	3	8	(63)%	6	14	(57)%
Exploration expense	$130	$15	767%	$412	$39	956%
The increase in exploration expense in the Current Quarter is the result of non-cash impairment charges in unproved properties, primarily in our Haynesville operating area. The increase in exploration expense in the Current Period is the result of non-cash impairment charges in unproved properties, primarily in our Brazos Valley, Powder River Basin, Haynesville and Mid-Continent operating areas. See Note 12 of the notes to our condensed consolidated financial statements included in Item 1 of this report for further discussion.

General and Administrative Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
	($ in millions, except per unit)
Gross compensation and overhead	$189	$185	2%	$350	$380	(8)%
Allocated to production expenses	(24)	(37)	(35)%	(54)	(72)	(25)%
Allocated to marketing expenses	(2)	(4)	(50)%	(6)	(8)	(25)%
Allocated to exploration expenses	—	(2)	(100)%	—	(6)	(100)%
Allocated to sand mine expenses	(1)	(3)	(67)%	(3)	(3)	n/a
Capitalized general and administrative expenses	(16)	(13)	23%	(37)	(26)	42%
Reimbursed from third parties	(34)	(37)	(8)%	(73)	(73)	—%
General and administrative expenses, net	$112	$89	26%	$177	$192	(8)%

General and administrative expenses, net per boe	$2.91	$1.99	46%	$2.16	$2.17	—%
The $23 million increase in general and administrative expenses in the Current Quarter is primarily attributable to $42 million in fees for legal, financial and restructuring advisors in preparation for the Chapter 11 Cases and a decrease in allocated compensation expense of $18 million. These increases were partially offset by $37 million in cost reduction initiatives including decreases in salary and benefits resulting from reductions in workforce in the Current Quarter.
The $15 million decrease in general and administrative expenses in the Current Period is primarily attributable to $72 million in cost reduction initiatives including decreases in salary and benefits resulting from reduction in workforce in the Current Quarter and the fourth quarter of 2019. These decreases were partially offset by $42 million in fees for legal, financial and restructuring advisors in preparation for the Chapter 11 Cases and a decrease in allocated compensation expense of $15 million.
Separation and Other Termination Costs
In the Current Quarter and the Current Period, we incurred charges of approximately $22 million and $27 million, respectively, related to one-time termination benefits for certain employees.
Depreciation, Depletion and Amortization

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
	($ in millions, except per unit)
Depreciation, depletion and amortization	$158	$580	(73)%	$761	$1,099	(31)%
Depreciation, depletion and amortization per boe	$4.12	$12.84	(68)%	$9.28	$12.38	(25)%
The absolute and per unit decrease in the Current Quarter and the Current Period is primarily the result of an $8.446 billion impairment recognized in the Current Period on our proved oil and natural gas properties due to lower forecasted commodity prices, which reduced the depletable carrying value.

Impairments

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	($ in millions)
Impairments of proved oil and natural gas properties	$—	$—	$8,446	$—
Impairments of other fixed assets and other	—	1	76	2
Total impairments	$—	$1	$8,522	$2
In the Current Period, we recorded impairments of proved oil and natural gas properties related to Eagle Ford, Brazos Valley, Powder River Basin, Mid-Continent and other non-core assets, all of which are due to lower forecasted commodity prices. Additionally, in the Current Period we recorded a $76 million impairment of our sand mine assets that support our Brazos Valley operating area for the difference between fair value and the carrying value of the assets. See Note 13 of the notes to our condensed consolidated financial statements included in Item 1 of this report for further discussion.
Other Operating Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	($ in millions)
Other operating expense	$5	$3	$88	$64
In the Current Period, we terminated certain gathering, processing and transportation contracts and recognized a non-recurring $80 million expense related to the contract terminations. The contract terminations removed approximately $169 million of future commitments related to gathering, processing and transportation agreements.
In the Prior Period, we recorded $26 million of costs related to our acquisition of WildHorse, which consisted of consulting fees, financial advisory fees, legal fees and travel and lodging expenses. Additionally, we recorded $38 million of severance expense as a result of our acquisition of WildHorse. A majority of the WildHorse executives and employees were terminated. These executives and employees were entitled to severance benefits in accordance with existing employment agreements.

Interest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	($ in millions, except per unit)
Interest expense on senior notes	$117	$142	$239	$281
Interest expense on term loan	33	—	71	—
Interest expense on pre-petition revolving credit facility	20	24	42	40
Amortization of discount, issuance costs and other	14	15	28	28
Amortization of premium	(43)	—	(87)	—
Realized gains on interest rate derivatives	—	(1)	—	(1)
Unrealized losses on interest rate derivatives	—	1	—	1
Capitalized interest	(4)	(6)	(11)	(13)
Total interest expense	$137	$175	$282	$336

Interest expense per boe	$3.56	$3.86	$3.44	$3.79

Average senior notes borrowings	$5,666	$8,161	$5,725	$8,183
Average credit facilities borrowings	$2,043	$2,032	$1,845	$1,627
Average term loan borrowings	$1,500	$—	$1,500	$—
The decrease in interest expense on senior notes is due to the decrease of the average outstanding balance on our senior notes. The increase in interest expense on the term loan is due to the issuance of our term loan in the fourth quarter of 2019. The increase in amortization of premium is due to the issuance of our senior secured second lien notes in the fourth quarter of 2019.
Losses on Investments
In the Current Period, the hydraulic fracturing industry experienced challenging operating conditions resulting in the current fair value of our investment in FTSI falling below book value of $23 million and remaining below that value as of the end of the Current Period. Based on FTSI’s operating results, we determined that the reduction in fair value is other-than-temporary and recognized an impairment of our entire investment in FTSI of $23 million.
In the Prior Period, in connection with the acquisition of WildHorse, we obtained a 50% membership interest in JWH Midstream LLC (JWH). The carrying value of our investment in JWH, which was being accounted for as an equity method investment, was approximately $17 million as of March 31, 2019. In the Prior Quarter, we paid approximately $7 million to terminate our involvement in the partnership. This removed us from any future obligations related to this joint venture and, therefore, we impaired the full value of the investment and recognized an approximate $23 million expense in the Prior Quarter.
Gains on Purchases or Exchanges of Debt
In the Current Period, we repurchased approximately $160 million aggregate principal amount of senior notes for $95 million and recorded an aggregate gain of approximately $65 million. See Note 4 of the notes to our condensed consolidated financial statements included in Item 1 of this report for further discussion.

Reorganization Items, Net
In the Current Quarter, we recorded $394 million of reorganization items consisting of $518 million of income related to pre-petition premiums and discounts offset by $61 million of expense related to deferred charges on debt that is considered subject to compromise and $63 million of expense for debtor-in-possession financing fees to lenders for funding.
Income Tax Benefit
No income tax provision was recorded in the Current Quarter and a $13 million income tax benefit was recorded in the Current Period. No income tax provision was recorded in the Prior Quarter and a $314 million income tax benefit was recorded in the Prior Period. Our effective income tax rate was 0.0% for the Current Quarter and for the Prior Quarter. The rate for the Current Period was 0.2% whereas the effective income tax rate for the Prior Period was 132.5%. The rate for the Prior Period was due to the partial release of the valuation allowance against our net deferred tax asset position as a result of the acquisition of WildHorse. Our effective tax rate can fluctuate as a result of the impact of discrete items, state income taxes and permanent differences. See Note 8 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for a discussion of income taxes.

Forward-Looking Statements
This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. Forward-looking statements include our current expectations or forecasts of future events, including matters relating to the continuing effects of the COVID-19 pandemic and the impact thereof on our business, financial condition, results of operations and cash flows, the potential effects of the Chapter 11 Cases on our operations, management, and employees, our ability to consummate the Restructuring, actions by, or disputes among or between, members of OPEC+, market factors, market prices, our ability to meet debt service requirements, our ongoing evaluation and implementation of strategic alternatives, cost-cutting measures, reductions in capital expenditures, refinancing transactions, capital exchange transactions, asset divestitures, operational efficiencies and future impairments. In this context, forward-looking statements often address our expected future business, financial performance and financial condition, and often contain words such as "expect," “could,” “may,” "anticipate," "intend," "plan," “ability,” "believe," "seek," "see," "will," "would," “estimate,” “forecast,” "target," “guidance,” “outlook,” “opportunity” or “strategy.”
Although we believe the expectations and forecasts reflected in our forward-looking statements are reasonable, they are inherently subject to numerous risks and uncertainties, most of which are difficult to predict and many of which are beyond our control. No assurance can be given that such forward-looking statements will be correct or achieved or that the assumptions are accurate or will not change over time. Particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include:

•
uncertainties relating to our Chapter 11 Cases, including but not limited to: our ability to obtain Bankruptcy Court approval with respect to motions in the Chapter 11 Cases; the effects of the Chapter 11 Cases on us and our various constituents; the impact of Bankruptcy Court rulings in the Chapter 11 Cases; our ability to develop and implement the Plan and whether that Plan will be approved by the Bankruptcy Court and the ultimate outcome of the Chapter 11 Cases in general; the length of time we will operate under the Chapter 11 Cases; attendant risks associated with restrictions on our ability to pursue our business strategies; risks associated with third-party motions in the Chapter 11 Cases; the potential adverse effects of the Chapter 11 Cases on our liquidity; the potential cancellation of our common and preferred stock in the Chapter 11 Cases; the potential material adverse effect of claims that are not discharged in the Chapter 11 Cases; uncertainty regarding our ability to retain key personnel; and uncertainty and continuing risks associated with our ability to achieve our stated goals and continue as a going concern;

•
the impact of the COVID-19 pandemic and its effect on our business, financial condition, employees, contractors, vendors and the global demand for oil and natural gas and U.S. and world financial markets;

•	our ability to comply with the covenants under our DIP Credit Facility and other indebtedness and the related impact on our ability to continue as a going concern;

•
the significant changes in our stock price, the liquidity of the market for our common stock and the risk of future declines or fluctuations, including limitations caused by the delisting of our common stock from the New York Stock Exchange and the subsequent trading of our common stock in less established markets;

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
For the six months ended June 30, 2020, oil, natural gas, and NGL revenue, excluding any effect of our derivative instruments, were $725 million, $554 million and $55 million, respectively. Based on production, oil, natural gas, and NGL revenue for the six months ended June 30, 2020 would have increased or decreased by approximately $73 million, $55 million, and $6 million, respectively, for each 10% increase or decrease in prices. This fair value change assumes volatility based on prevailing market parameters at June 30, 2020.
Interest Rate Risk
Our exposure to interest rate changes relates primarily to borrowings under our pre-petition revolving credit facility, and DIP Credit Facility. Interest is payable on borrowings under the pre-petition revolving credit facility and DIP Credit Facility based on a floating rate. See Note 4 for additional information. As of June 30, 2020, we had $1.929 billion in borrowings outstanding under our pre-petition revolving credit facility and no outstanding borrowings under our DIP Credit Facility. A 1.0% increase in interest rates based on the variable borrowings as of June 30, 2020 would result in an increase in our interest expense of approximately $19 million per year. Changes in interest rates do affect the fair value of our fixed-rate debt.

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
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2020 that our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the period covered by this Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings
For a description of our material pending legal proceedings as of June 30, 2020, see Note 5 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report.
For more information on the Chapter 11 Cases, see Note 1 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report and Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments - Voluntary Reorganization Under Chapter 11.

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
Risk Factors Relating to the Chapter 11 Cases
The Chapter 11 Cases may have a material adverse impact on our business, financial condition, results of operations and cash flows. In addition, the consummation of a plan of reorganization will result in the cancellation and discharge of our equity securities, including our common stock.
The Chapter 11 Cases could have a material adverse effect on our business, financial condition, results of operations and cash flows. During the pendency of the Chapter 11 Cases, our management may be required to spend a significant amount of time and effort dealing with restructuring matters rather than focusing exclusively on our business operations. Bankruptcy Court protection and operating as debtors-in-possession also may make it more difficult to retain management and the key personnel necessary to the success of our business. In addition, during the pendency of the Chapter 11 Cases, our customers might lose confidence in our ability to reorganize our business successfully and may seek to establish alternative commercial relationships, renegotiate the terms of our agreements, terminate their relationships with us or require financial assurances from us. Customers may lose confidence in our ability to provide them the level of service they expect, resulting in a significant decline in our revenues, profitability and cash flow.
Other significant risks include or relate to the following:

•	the effects of the filing of the Chapter 11 Cases on our business and the interests of various constituents, including our shareholders;

•	Bankruptcy Court rulings in the Chapter 11 Cases, including with respect to our motions and third-party motions, as well as the outcome of other pending litigation;

•	our ability to operate within the restrictions and the liquidity limitations of the DIP Credit Agreement and any related orders entered by the Bankruptcy Court in connection with the Chapter 11 Cases;

•	our ability to maintain strategic control as debtors-in-possession during the pendency of the Chapter 11 Cases;

•	the length of time that we will operate with Chapter 11 protection and the continued availability of operating capital during the pendency of the Chapter 11 Cases;

•	increased advisory costs during the pendency of the Chapter 11 Cases;

•	the risks associated with restrictions on our ability to pursue some of our business strategies during the pendency of the Chapter 11 Cases;

•	our ability to satisfy the conditions precedent to consummation of a plan of reorganization;

•	the potential adverse effects of the Chapter 11 Cases on our business, cash flows, liquidity, financial condition and results of operations;

•	the ultimate outcome of the Chapter 11 Cases in general;

•	the cancellation of our existing equity securities, including our outstanding shares of common stock and preferred stock, in the Chapter 11 Cases;

•	the potential material adverse effects of claims that are not discharged in the Chapter 11 Cases;

•	uncertainties regarding the reactions of our customers, prospective customers and service providers to the Chapter 11 Cases;

•	uncertainties regarding our ability to retain and motivate key personnel; and

•	uncertainties and continuing risks associated with our ability to achieve our stated goals and continue as a going concern.
Further, under Chapter 11, transactions outside the ordinary course of business are subject to the prior approval of the Bankruptcy Court, which may limit our ability to respond in a timely manner to certain events, to take advantage of certain opportunities or adapt to changing market or industry conditions.
Because of the risks and uncertainties associated with the Chapter 11 Cases, we cannot predict or quantify the ultimate impact that events occurring during the Chapter 11 Cases may have on our business, cash flows, liquidity, financial condition and results of operations, nor can we provide any assurance as to our ability to continue as a going concern.
As a result of the Chapter 11 Cases, realization of assets and liquidation of liabilities are subject to uncertainty. While operating under the protection of the Bankruptcy Code, and subject to Bankruptcy Court approval or otherwise as permitted in the normal course of business, we may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in our consolidated financial statements.
Delays in the Chapter 11 Cases may increase the risk of us being unable to reorganize our business and emerge from bankruptcy and increase our costs associated with the bankruptcy process.
There can be no assurance that a plan of reorganization will become effective in accordance with its terms on the timeline we anticipate, or at all. Prolonged Chapter 11 proceedings could adversely affect our relationships with customers and employees, among other parties, which in turn could adversely affect our business, competitive position, financial condition, liquidity and results of operations and our ability to continue as a going concern. A weakening of our financial condition, liquidity and results of operations could adversely affect our ability to implement a plan of reorganization (or any other Chapter 11 plan). If we are unable to consummate a plan of reorganization, we may be forced to liquidate our assets.
We are subject to the risks and uncertainties associated with our exclusive right to file a plan of reorganization.
At the outset of the Chapter 11 Cases, the Bankruptcy Code provides debtors-in-possession the exclusive right to file and solicit acceptance of a plan of reorganization for the first 120 days of the bankruptcy case, subject to extension at the discretion of the court. All other parties are prohibited from filing or soliciting a plan of reorganization during this period. If the Bankruptcy Court terminates that right or the exclusivity period expires, there could be a material adverse effect on our ability to achieve confirmation of a plan in order to achieve our stated goals. The possible decision of creditors and/or other third parties, whose interest may be inconsistent with our own, to file alternative plans of reorganization could further protract the Chapter 11 Cases, leading us to continue to incur significant professional fees and costs. Because of these risks and uncertainties associated with the termination or expiration of our exclusivity rights, we cannot predict or quantify the ultimate impact that events occurring during the Chapter 11 Cases may have on our business, cash flows, liquidity, financial condition and results of operations, nor can we predict the ultimate impact that events occurring during the Chapter 11 Cases may have on our corporate or capital structure.
Adverse publicity in connection with the Chapter 11 Cases or otherwise could negatively affect our businesses.
Adverse publicity or news coverage relating to us, including, but not limited to, publicity or news coverage in connection with the Chapter 11 Cases, may negatively impact our efforts to establish and promote a positive image after emergence from the Chapter 11 Cases.

Trading in our common stock and preferred stock during the pendency of the Chapter 11 Cases is highly speculative and poses substantial risks.
All of our indebtedness is senior to the existing common stock in our capital structure. The RSA contemplates that our existing equity interests will be canceled and discharged in connection with the Chapter 11 Cases and the holders of those equity interests, including the holders of our common and preferred stock, will be entitled to no recovery. Accordingly, any trading in our common and preferred stock during the pendency of the Chapter 11 Cases is highly speculative and poses substantial risks to purchasers of our common and preferred stock.
Risks of trading in an over-the-counter market.
Since June 30, 2020, our common stock has been trading on the OTC Pink Marketplace maintained by the OTC Markets Group, Inc. under the symbol “CHKAQ.” Securities traded in the over-the-counter market generally have significantly less liquidity than securities traded on a national securities exchange, due to factors such as a reduction in the number of investors that will consider investing in the securities, the number of market makers in the securities, reduction in securities analyst and news media coverage and lower market prices than might otherwise be obtained. In addition to those factors, the market for the outstanding shares of our common stock has been adversely affected by the provisions of the RSA that contemplate that our existing equity interests will be cancelled and discharged in connection with the Chapter 11 Cases and the holders of those equity interests, including the holders of our outstanding shares of common stock, will be entitled to no recovery relating to those equity interests. We can provide no assurance that our common stock will continue to trade on the OTC Pink Marketplace, whether broker-dealers will continue to provide public quotes of our common stock on that market, whether the trading volume of our common stock will be sufficient to provide for an efficient trading market or whether quotes for our common stock will continue to be provided on that market in the future.
The RSA is subject to significant conditions and milestones that may be difficult for us to satisfy.
There are certain material conditions we must satisfy under the RSA, including the timely satisfaction of milestones in the Chapter 11 Cases, which include the consummation of the financing contemplated by the Exit Credit Facilities and other transactions contemplated by a plan of reorganization. Our ability to timely complete such milestones is subject to risks and uncertainties, many of which are beyond our control.
A plan of reorganization may not become effective.
Even if a plan of reorganization is confirmed by the Bankruptcy Court, it may not become effective because it is subject to the satisfaction of certain conditions precedent (some of which are beyond our control). There can be no assurance that such conditions will be satisfied and, therefore, that a plan of reorganization will become effective and that the Debtors will emerge from the Chapter 11 Cases as contemplated by a plan of reorganization. If the effective date of a plan of reorganization is delayed, the Debtors may not have sufficient cash available to operate their businesses. In that case, the Debtors may need new or additional post-petition financing, which may increase the cost of consummating a plan of reorganization. There can be no assurance of the terms on which such financing may be available or if such financing will be available. If the transactions contemplated by a plan of reorganization are not completed, it may become necessary to amend the plan. The terms of any such amendment are uncertain and could result in material additional expense and result in material delays to the Chapter 11 Cases.
Even if a Chapter 11 plan of reorganization is consummated, we may not be able to achieve our stated goals.
Even if a Chapter 11 plan of reorganization is consummated, we may continue to face a number of risks, such as changes in economic conditions, changes in our industry, changes in demand for our services and increasing expenses. Some of these risks become more acute when a case under the Bankruptcy Code continues for a protracted period without indication of how or when the transactions under a Chapter 11 plan of reorganization will close. As a result of these and other risks, we cannot guarantee that a Chapter 11 plan of reorganization will achieve our stated goals. Furthermore, even if our debts are reduced or discharged through a plan of reorganization, we may need to raise additional funds through public or private debt or equity financing or other various means to fund our business after the completion of the Chapter 11 Cases. Our access to additional financing may be limited, if it is available at all. Therefore, adequate funds may not be available when needed or may not be available on favorable terms.
As a result, a plan of reorganization may not become effective and, thus, we cannot assure you of our ability to continue as a going concern.

Our long-term liquidity requirements and the adequacy of our capital resources are difficult to predict at this time.
We face uncertainty regarding the adequacy of our liquidity and capital resources and have extremely limited, if any, access to additional financing. In addition to the cash requirements necessary to fund our ongoing operations, we have incurred significant professional fees and other costs in connection with preparation for the Chapter 11 Cases and expect that we will continue to incur significant professional fees and other costs throughout the Chapter 11 Cases. We cannot assure you that cash on hand and cash flow from operations will be sufficient to continue to fund our operations and allow us to satisfy our obligations related to the Chapter 11 Cases. Although we entered into the DIP Credit Agreement providing for new money in an aggregate principal amount of up to $925 million pursuant to the DIP Credit Facility in connection with the Chapter 11 Cases, we cannot assure you that such financing will be sufficient, that we will be able to secure additional interim financing or adequate exit financing sufficient to meet our liquidity needs (or if sufficient funds are available, that they will be offered to us on acceptable terms).
Our liquidity, including our ability to meet our ongoing operational obligations, depends on, among other things: (1) our ability to comply with the terms and conditions of any order governing the use of cash collateral that may be entered by the Bankruptcy Court in connection with the Chapter 11 Cases, (2) our ability to access credit under the DIP Credit Facility, (3) our ability to maintain adequate cash on hand, (4) our ability to generate cash flow from operations, (5) our ability to consummate a plan of reorganization or other alternative restructuring transaction, and (6) the cost, duration and outcome of the Chapter 11 Cases.
In certain limited instances, a Chapter 11 case may be converted to a case under Chapter 7 of the Bankruptcy Code.
Upon a showing of cause, the Bankruptcy Court may convert the Chapter 11 Cases to cases under Chapter 7 of the Bankruptcy Code. In such event, a Chapter 7 trustee would be appointed or elected to liquidate our assets for distribution in accordance with the priorities established by the Bankruptcy Code. We believe that liquidation under Chapter 7 would result in significantly smaller distributions being made to our creditors than those provided for in a plan of reorganization because of: (1) the likelihood that the assets would have to be sold or otherwise disposed of in a distressed fashion over a short period of time rather than in a controlled manner and as a going concern; (2) additional administrative expenses involved in the appointment of a Chapter 7 trustee; and (3) additional expenses and claims, some of which would be entitled to priority, that would be generated during the liquidation and from the rejection of executory contracts in connection with a cessation of operations.
The unaudited condensed consolidated financial statements included in this Form 10-Q for the period ended June 30, 2020 contain disclosures that express substantial doubt about our ability to continue as a going concern.
The unaudited condensed consolidated financial statements included in this Form 10-Q for the period ended June 30, 2020 have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and other commitments in the normal course of business and does not include any adjustments that might result from uncertainty about our ability to continue as a going concern. Such assumption may not be justified. Our liquidity has been negatively impacted by the prolonged depressed prices we receive for the oil, natural gas and NGL we sell and our substantial indebtedness and associated debt-related expenses.  As a result of these and other factors, we entered into the RSA and commenced the Chapter 11 Cases. The RSA contemplates that our equity investors, including the holders of our common and preferred stock, will lose the entire value of their investment in our business. The inclusion of disclosures that express substantial doubt about our ability to continue as a going concern may negatively impact the trading price of our common and preferred stock and have an adverse impact on our relationships with third parties with whom we do business, including our customers, subcontractors, suppliers and employees, and could have a material adverse impact on our business, financial condition, results of operations and cash flows.
As a result of the Chapter 11 Cases, our historical financial information may not be indicative of our future performance, which may be volatile.
During the Chapter 11 Cases, we expect our financial results to continue to be volatile as restructuring activities and expenses impact our consolidated financial statements. As a result, our historical financial performance is likely not indicative of our financial performance after the date of the filing of the Chapter 11 Cases. In addition, if we emerge from Chapter 11, the amounts reported in subsequent consolidated financial statements may materially change relative to our historical consolidated financial statements. We also will be required to adopt fresh start accounting, in which case our assets and liabilities will be recorded at fair value as of the fresh start reporting date, which may differ materially from the recorded values of assets and liabilities on our historical consolidated balance sheets. Our financial results after the application of fresh start accounting may be different from historical trends.
The actual results achieved during the periods covered by our recently issued projections will vary from those set forth in those projections, and such variations may be material.
In connection with the commencement of the Chapter 11 Cases, we were required to file with the SEC certain projections that we had previously provided to our lenders and others under confidentiality arrangements (the “Projections”). Although we believe the Projections were made on a reasonable basis, no representation was or can be made regarding, and there can be no assurance as to, their attainability. Our actual results achieved during the periods covered by the Projections will vary from those set forth in the Projections, and those variations may be material.  The Projections are dependent upon numerous assumptions with respect to commodity prices, operating expenses, availability and cost of capital and performance. In addition, as disclosed elsewhere in this “Risk Factors” section, our business and operations are subject to substantial risks which increase the uncertainty inherent in the Projections.  Many of the facts disclosed in this “Risk Factors” section could cause actual results to differ materially from those projected in the Projections. The Projections were not prepared with a view towards public disclosure or complying with the guidelines established by the American Institute of Certified Public Accountants or the SEC’s published guidelines regarding projections or forecasts. Our independent public accountants did not examine, compile, review or perform any procedures with respect to the Projections, and, accordingly, assumed no responsibility for the Projections. No independent expert reviewed the Projections on our behalf. The Projections have not been included or incorporated by reference in this Quarterly Report on Form 10-Q, and, except as may be required by applicable law, we do not intend to update or otherwise revise the Projections, even if any or all the underlying assumptions are not realized.
We may be subject to claims that will not be discharged in the Chapter 11 Cases, which could have a material adverse effect on our business, cash flows, liquidity, financial condition and results of operations.
The Bankruptcy Code provides that the confirmation of a plan of reorganization discharges a debtor from, among other things, substantially all debts arising prior to consummation of a plan of reorganization. With few exceptions, all claims against the Debtors that arose prior to June 28, 2020 or before consummation of a plan of reorganization (i) would be subject to compromise and/or treatment under a plan of reorganization and/or (ii) would be discharged in accordance with the Bankruptcy Code and the terms of a plan of reorganization. Subject to the terms of a plan of reorganization and orders of the Bankruptcy Court, any claims not ultimately discharged pursuant to a plan of reorganization could be asserted against the reorganized entities and may have an adverse effect on our business, cash flows, liquidity, financial condition and results of operations on a post-reorganization basis.
The Chapter 11 Cases limit the flexibility of our management team in running our business.
While we operate our businesses as debtor-in-possession under supervision by the Bankruptcy Court, we are required to obtain the approval of the Bankruptcy Court, and in some cases certain lenders, prior to engaging in activities or transactions outside the ordinary course of business. Bankruptcy Court approval of non-ordinary course activities entails preparation and filing of appropriate motions with the Bankruptcy Court, negotiation with the various creditors’ committees and other parties-in-interest and one or more hearings. The creditors’ committees and other parties-in-interest may be heard at any Bankruptcy Court hearing and may raise objections with respect to these motions. This process may delay major transactions and limit our ability to respond quickly to opportunities and events. Furthermore, in the event the Bankruptcy Court does not approve a proposed activity or transaction, we would be prevented from engaging in activities and transactions that we believe are beneficial to us.
We may experience employee attrition as a result of the Chapter 11 Cases.
As a result of the Chapter 11 Cases, we have experienced, and may continue to experience, employee attrition, and our employees may face considerable distraction and uncertainty. A loss of key personnel or material erosion of employee morale could adversely affect our business and results of operations. Our ability to engage, motivate and retain key employees or take other measures intended to motivate and incentivize key employees to remain with us through the pendency of the Chapter 11 Cases is limited by certain restrictions on the implementation of incentive programs under the Bankruptcy Code. The loss of services of members of our senior management team could impair our ability to execute our business strategies and implement operational initiatives, which may have a material adverse effect on our business, cash flows, liquidity, financial condition and results of operations.

Upon emergence from bankruptcy, the composition of our Board of Directors will change significantly.
The composition of our Board of Directors is expected to change significantly following the Chapter 11 Cases. Any new directors may have different backgrounds, experiences and perspectives from those individuals who currently serve on our Board of Directors and, thus, may have different views on the issues that will determine the future of our company. As a result, our future strategy and plans may differ materially from those of the past.
Risk Factors Relating to the COVID-19 Pandemic
The ongoing coronavirus (COVID-19) pandemic and related economic turmoil have affected and could continue to adversely affect our business, financial condition, results of operations and cash flows.
The global spread of COVID-19 created significant volatility, uncertainty, and economic disruption during the first six months of 2020. The ongoing COVID-19 outbreak has reached more than 200 countries and has continued to be a rapidly evolving economic and public health situation. The pandemic has resulted in widespread adverse impacts on the global economy, and there is considerable uncertainty regarding the extent to which COVID-19 will continue to spread and the extent and duration of governmental and other measures implemented to try to slow the spread of the virus, such as quarantines, shelter-in-place orders and business and government shutdowns. State and local authorities have also implemented multi-step policies with the goal of re-opening. However, certain jurisdictions began re-opening only to return to restrictions in the face of increases in new COVID-19 cases. We have taken certain precautionary measures intended to help minimize the risk to our employees, our business and the communities in which we operate, and we are actively assessing and planning for various operational contingencies in the event one or more of our operational employees experiences any symptoms consistent with COVID-19. However, we cannot guarantee that any actions taken by us will be effective in preventing future disruptions to our business. Moreover, future operations could be negatively affected if a significant number of our employees are quarantined as a result of exposure to the virus.
We regularly monitor the credit worthiness of our customers and derivative contract counterparties. Although we have not received notices from our customers or counterparties regarding non-performance issues or delays resulting from the pandemic, we may have to temporarily shut down or further reduce production, which could result in significant downtime and have significant adverse consequences for our business, financial condition, results of operations, and cash flows. In addition, most of our non-operational employees are now working remotely, which could increase the risk of security breaches or other cyber-incidents or attacks, loss of data, fraud and other disruptions.
Furthermore, the impact of the pandemic, including a resulting reduction in demand for oil and natural gas, coupled with the sharp decline in commodity prices following the announcement of price reductions and production increases in March 2020 by members of OPEC+ has led to significant global economic contraction generally and in our industry in particular. While an agreement to cut production has since been announced by OPEC+ and its allies, the situation, coupled with the impact of COVID-19, has continued to result in a significant downturn in the oil and gas industry. Although OPEC+ finalized an agreement in April 2020 to cut oil production by 9.7 million barrels per day during May and June 2020, and OPEC+ agreed in June 2020 to extend such production cuts until the end of July 2020, crude oil prices have remain depressed as a result of an increasingly utilized global storage network and the decrease in crude oil demand due to COVID-19. Oil and natural gas prices are expected to continue to be volatile as a result of the near term production increases and the ongoing COVID-19 outbreak and as changes in oil and natural gas inventories, industry demand and national and economic performance are reported, and we cannot predict when prices will improve and stabilize. We cannot predict the full impact that COVID-19 or the significant disruption and volatility currently being experienced in the oil and natural gas markets will have on our business, financial condition and results of operations at this time due to numerous uncertainties.
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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
There were no repurchases of our common stock during the quarter ended June 30, 2020.

ITEM 3.	Defaults Upon Senior Securities
Our Bankruptcy Filing described above constitutes an event of default that accelerated our obligations under our senior credit facility, our senior secured notes and our unsecured notes. Under the Bankruptcy Code, the creditors under these debt agreements are stayed from taking any action against us as a result of an event of default. See Note 4 and Note 1 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional details about the principal and interest amounts of debt included in liabilities subject to compromise on the accompanying unaudited condensed consolidated balance sheet at June 30, 2020 and our Bankruptcy Filing and the Chapter 11 Cases.
Under the terms of our 5.75% Cumulative Convertible Preferred Stock, 5.75% Cumulative Convertible Preferred Stock (Series A), 4.50% Cumulative Convertible Preferred Stock and 5.00% (Series 2005B) Cumulative Convertible Preferred Stock, we may suspend payments of our cumulative quarterly dividends. We have exercised our contractual right to suspend regularly scheduled quarterly payments of dividends on each series of our preferred stock beginning with the quarterly dividend payment for the second quarter of 2020, and are therefore currently in arrears with the dividend payments. No dividends have been accrued on our convertible preferred stock subsequent to the Petition Date. Pursuant to the RSA associated with our Chapter 11 Cases, each holder of an equity interest in Chesapeake would have such interest canceled, released, and extinguished without any distribution. See Note 1 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for additional information about the Chapter 11 Cases.

ITEM 4.	Mine Safety Disclosures
The information concerning mine safety violations and other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17CFR 229.104) is included in Exhibit 95.1 to this Form 10-Q.

ITEM 5.	Other Information

Not applicable.

ITEM 6.	Exhibits
The exhibits listed below in the Index of Exhibits are filed, furnished or incorporated by reference pursuant to the requirements of Item 601 of Regulation S-K.
INDEX OF EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed or Furnished Herewith
3.1.1	Restated Certificate of Incorporation.	10-K	001-13726	3.1.1	2/27/2019

3.1.2	Amendment to Restated Certificate of Incorporation, dated April 13, 2020.	8-K	001-13726	3.1	4/13/2020

3.1.3	Certificate of Designation of 5% Cumulative Convertible Preferred Stock (Series 2005B), as amended.	10-Q	001-13726	3.1.4	11/10/2008

3.1.4	Certificate of Designation of 4.5% Cumulative Convertible Preferred Stock, as amended.	10-Q	001-13726	3.1.6	8/11/2008

3.1.5	Certificate of Designation of 5.75% Cumulative Non-Voting Convertible Preferred Stock (Series A).	8-K	001-13726	3.2	5/20/2010

3.1.6	Certificate of Designation of 5.75% Cumulative Non-Voting Convertible Preferred Stock, as amended.	10-Q	001-13726	3.1.5	8/9/2010

3.1.7	Certificate of Designations of Series B preferred Stock, dated April 23, 2020.	8-K	001-13726	3.1	4/13/2020

3.2	Chesapeake’s Amended and Restated Bylaws.	8-K	001-13726	3.2	6/19/2014

4.1	Section 382 Rights Agreement, dated April 23, 2020, between Chesapeake Energy Corporation and Computershare Trust Company, N.A., as rights agent.	8-K	001-13726	4.1	4/23/2020

10.1	Fourth Amendment and Waiver to Amended and Restated Credit Agreement, dated as of June 12, 2020, among Chesapeake Energy Corporation and MUFG Union Bank, N.A., as administrative agent and the Lenders party thereto.	8-K	001-13726	10.1	6/18/2020

10.2	Restructuring Support Agreement, dated June 28, 2020.	8-K	001-13726	10.1	6/29/2020

10.3	Commitment Letter, dated June 28, 2020.	8-K	001-13726	10.2	6/29/2020

22.1	List of Guarantor Subsidiaries	10-Q	001-13726	22.1	5/11/2020

31.1	Robert D. Lawler, President and Chief Executive Officer, Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Domenic J. Dell’Osso, Jr., Executive Vice President and Chief Financial Officer, Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Robert D. Lawler, President and Chief Executive Officer, Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Domenic J. Dell’Osso, Jr., Executive Vice President and Chief Financial Officer, Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

95.1	Mine Safety Disclosure					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed or Furnished Herewith

101 INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101 SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101 LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.					X

101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					X

†	Management contract or compensatory plan or arrangement

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHESAPEAKE ENERGY CORPORATION

Date: August 10, 2020	By:	/s/ ROBERT D. LAWLER
Robert D. Lawler President and Chief Executive Officer

Date: August 10, 2020	By:	/s/ DOMENIC J. DELL’OSSO, JR.
Domenic J. Dell’Osso, Jr. Executive Vice President and Chief Financial Officer