Form 10-Q
period 2020-09-30
CHESAPEAKE ENERGY CORP
filed 2020-11-09
CIK 895126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2020
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

(1) On June 29, 2020, our common stock was suspended from trading on the New York Stock Exchange (the “NYSE”). On June 30, 2020, our common stock began trading on the OTC Pink Marketplace maintained by the OTC Markets Group, Inc. under the symbol “CHKAQ.” On July 20, 2020, the NYSE filed a Form 25 delisting our common stock, senior notes and cumulative convertible preferred stock from trading on the NYSE, which delisting became effective 10 days after the filing of the Form 25. In accordance with Rule 12d2-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the de-registration of our common stock, senior notes and cumulative convertible preferred stock under Section 12(b) of the Exchange Act became effective on October 18, 2020.
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
Large Accelerated Filer ☒  Accelerated Filer ☐  Non-accelerated Filer ☐
Smaller Reporting Company ☐  Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐      No ☒
As of November 5, 2020, there were 9,780,371 shares of our $0.01 par value common stock outstanding.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
INDEX TO FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2020

PART I. FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2020	December 31, 2019
ASSETS	($ in millions)
CURRENT ASSETS:
Cash and cash equivalents ($2 and $2 attributable to our VIE)	$306	$6
Accounts receivable, net	676	990
Short-term derivative assets	—	134
Other current assets	90	121
Total Current Assets	1,072	1,251
PROPERTY AND EQUIPMENT:
Oil and natural gas properties, at cost based on successful efforts accounting:
Proved oil and natural gas properties ($755 and $755 attributable to our VIE)	31,511	30,765
Unproved properties	1,738	2,173
Other property and equipment	1,786	1,810
Total Property and Equipment, at Cost	35,035	34,748
Less: accumulated depreciation, depletion and amortization (($748) and ($713) attributable to our VIE)	(29,399)	(20,002)
Property and equipment held for sale, net	10	10
Total Property and Equipment, Net	5,646	14,756
Other long-term assets	185	186
TOTAL ASSETS	$6,903	$16,193

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED BALANCE SHEETS – (Continued)
(Unaudited)

	September 30, 2020	December 31, 2019
LIABILITIES AND EQUITY (DEFICIT)	($ in millions)
CURRENT LIABILITIES:
Accounts payable	$316	$498
Current maturities of long-term debt, net	1,929	385
Accrued interest	2	75
Short-term derivative liabilities	105	2
Other current liabilities (nominal and $1 attributable to our VIE)	753	1,432
Total Current Liabilities	3,105	2,392
Long-term debt, net	—	9,073
Long-term derivative liabilities	61	2
Asset retirement obligations, net of current portion	212	200
Other long-term liabilities	16	125
Liabilities subject to compromise	8,428	—
Total Liabilities	11,822	11,792
CONTINGENCIES AND COMMITMENTS (Note 5)
EQUITY (DEFICIT):
Chesapeake Stockholders’ Equity (Deficit):
Preferred stock, $0.01 par value, 20,000,000 shares authorized: 5,563,458 shares outstanding	1,631	1,631
Common stock, $0.01 par value, 22,500,000 and 15,000,000 shares authorized: 9,780,371 and 9,772,793 shares issued(a)	—	—
Additional paid-in capital(a)	16,931	16,973
Accumulated deficit	(23,538)	(14,220)
Accumulated other comprehensive income	36	12
Less: treasury stock, at cost; 0 and 26,224 common shares(a)	—	(32)
Total Chesapeake Stockholders’ Equity (Deficit)	(4,940)	4,364
Noncontrolling interests	21	37
Total Equity (Deficit)	(4,919)	4,401
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$6,903	$16,193

____________________________________________

(a)	Amounts and shares have been retroactively adjusted to reflect a 1-for-200 (1:200) reverse stock split effective April 14, 2020. See Note 9 for additional information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	($ in millions except per share data)
REVENUES AND OTHER:
Oil, natural gas and NGL	$511	$1,170	$2,579	$3,553
Marketing	448	889	1,412	3,038
Total Revenues	959	2,059	3,991	6,591
Other	15	15	45	45
Gains on sales of assets	1	13	1	33
Total Revenues and Other	975	2,087	4,037	6,669
OPERATING EXPENSES:
Oil, natural gas and NGL production	82	135	295	394
Oil, natural gas and NGL gathering, processing and transportation	258	270	813	815
Severance and ad valorem taxes	37	55	116	168
Exploration	5	17	417	56
Marketing	450	901	1,438	3,071
General and administrative	52	66	229	258
Separation and other termination costs	16	—	43	—
Provision for legal contingencies, net	12	—	20	3
Depreciation, depletion and amortization	170	573	931	1,672
Impairments	—	9	8,522	11
Other operating expense	4	15	92	79
Total Operating Expenses	1,086	2,041	12,916	6,527
INCOME (LOSS) FROM OPERATIONS	(111)	46	(8,879)	142
OTHER INCOME (EXPENSE):
Interest expense	(25)	(177)	(307)	(513)
Losses on investments	—	(4)	(23)	(28)
Gains on purchases or exchanges of debt	—	70	65	70
Other income	2	3	14	30
Reorganization items, net	(611)	—	(217)	—
Total Other Expense	(634)	(108)	(468)	(441)
LOSS BEFORE INCOME TAXES	(745)	(62)	(9,347)	(299)
Income tax benefit	—	(1)	(13)	(315)
NET INCOME (LOSS)	(745)	(61)	(9,334)	16
Net loss attributable to noncontrolling interests	—	—	16	—
NET INCOME (LOSS) ATTRIBUTABLE TO CHESAPEAKE	(745)	(61)	(9,318)	16
Preferred stock dividends	—	(23)	(22)	(69)
Loss on exchange of preferred stock	—	(17)	—	(17)
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(745)	$(101)	$(9,340)	$(70)
LOSS PER COMMON SHARE:(a)
Basic	$(76.18)	$(11.89)	$(955.99)	$(8.92)
Diluted	$(76.18)	$(11.89)	$(955.99)	$(8.92)
WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING (in thousands):(a)
Basic	9,780	8,492	9,770	7,848
Diluted	9,780	8,492	9,770	7,848

____________________________________________

(a)	All share and per share information has been retroactively adjusted to reflect a 1-for-200 (1:200) reverse stock split effective April 14, 2020. See Note 9 for additional information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	($ in millions)
NET INCOME (LOSS)	$(745)	$(61)	$(9,334)	$16
OTHER COMPREHENSIVE INCOME, NET OF INCOME TAX:
Reclassification of losses on settled derivative instruments(a)	7	8	24	26
Other Comprehensive Income	7	8	24	26
COMPREHENSIVE INCOME (LOSS)	(738)	(53)	(9,310)	42
COMPREHENSIVE LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	16	—
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CHESAPEAKE	$(738)	$(53)	$(9,294)	$42

___________________________________________

(a)	Deferred tax activity incurred in other comprehensive income was offset by a valuation allowance.

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
	($ in millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)	$(9,334)	$16
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO CASH PROVIDED BY OPERATING ACTIVITIES:
Depreciation, depletion and amortization	931	1,672
Deferred income tax benefit	(10)	(314)
Derivative gains, net	(573)	(137)
Cash receipts on derivative settlements, net	890	129
Stock-based compensation	16	24
Gains on sales of assets	(1)	(33)
Impairments	8,522	11
Non-cash reorganization items, net	(300)	—
Exploration	409	35
Losses on investments	23	21
Gains on purchases or exchanges of debt	(65)	(70)
Other	(46)	42
Changes in assets and liabilities	693	(214)
Net Cash Provided By Operating Activities	1,155	1,182
CASH FLOWS FROM INVESTING ACTIVITIES:
Drilling and completion costs	(946)	(1,640)
Business combination, net	—	(353)
Acquisitions of proved and unproved properties	(9)	(31)
Proceeds from divestitures of proved and unproved properties	10	110
Additions to other property and equipment	(18)	(27)
Proceeds from sales of other property and equipment	5	6
Net Cash Used In Investing Activities	(958)	(1,935)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from pre-petition revolving credit facility borrowings	3,806	8,805
Payments on pre-petition revolving credit facility borrowings	(3,467)	(7,495)
Proceeds from DIP credit facility borrowings	60	—
Payments on DIP credit facility borrowings	(60)	—
DIP credit facility and exit facilities financing costs	(109)	—
Cash paid to purchase debt	(95)	(457)
Cash paid for preferred stock dividends	(22)	(69)
Other	(10)	(21)
Net Cash Provided By Financing Activities	103	763
Net increase in cash and cash equivalents	300	10
Cash and cash equivalents, beginning of period	6	4
Cash and cash equivalents, end of period	$306	$14

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(Unaudited)

Supplemental disclosures to the condensed consolidated statements of cash flows are presented below:
	Nine Months Ended September 30,
	2020	2019
	($ in millions)
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for reorganization items, net	$118	$—
Interest paid, net of capitalized interest	$201	$487
Income taxes paid, net of refunds received	$1	$(6)

SUPPLEMENTAL DISCLOSURE OF SIGNIFICANT NON-CASH INVESTING AND FINANCING ACTIVITIES:
Change in accrued drilling and completion costs	$(206)	$49
Put option premium on equity backstop agreement	$60	$—
Operating lease obligations recognized	$32	$—
Common stock issued for business combination	$—	$2,037
Debt exchanged for common stock	$—	$693
Preferred stock exchanged for common stock	$—	$40
Change in senior notes exchanged	$—	$35

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	($ in millions)
PREFERRED STOCK:
Balance, beginning of period	$1,631	$1,671	$1,631	$1,671
Exchange of 0, 40,000, 0, and 40,000 shares of preferred stock for common stock	—	(40)	—	(40)
Balance, end of period	1,631	1,631	1,631	1,631
COMMON STOCK:(a)
Balance, beginning of period	—	—	—	—
Common shares issued for WildHorse Merger	—	—	—	—
Balance, end of period	—	—	—	—
ADDITIONAL PAID-IN CAPITAL:(a)
Balance, beginning of period	16,924	16,396	16,973	14,387
Common shares issued for WildHorse Merger	—	—	—	2,037
Exchange of preferred stock for 0, 51,839, 0 and 51,839 shares of common stock	—	40	—	40
Exchange of senior notes for 0, 1,177,817, 0 and 1,177,817 shares of common stock	—	440	—	440
Exchange of convertible senior notes for 0, 366,945, 0 and 366,945 shares of common stock	—	135	—	135
Equity component of convertible notes repurchases	—	(2)	—	(2)
Stock-based compensation	7	9	(20)	27
Dividends on preferred stock	—	(23)	(22)	(69)
Balance, end of period	16,931	16,995	16,931	16,995
ACCUMULATED DEFICIT:
Balance, beginning of period	(22,793)	(13,835)	(14,220)	(13,912)
Net income (loss) attributable to Chesapeake	(745)	(61)	(9,318)	16
Balance, end of period	(23,538)	(13,896)	(23,538)	(13,896)
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance, beginning of period	29	(5)	12	(23)
Hedging activity	7	8	24	26
Balance, end of period	36	3	36	3

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - (Continued)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	($ in millions)
TREASURY STOCK – COMMON:(a)
Balance, beginning of period	—	(36)	(32)	(31)
Purchase of 0, 267, 17,901 and 13,369 shares for company benefit plans	—	—	(2)	(7)
Release of 0, 187, 44,126 and 1,484 shares from company benefit plans	—	—	34	2
Balance, end of period	—	(36)	—	(36)
TOTAL CHESAPEAKE STOCKHOLDERS’ EQUITY (DEFICIT)	(4,940)	4,697	(4,940)	4,697
NONCONTROLLING INTERESTS:
Balance, beginning of period	21	39	37	41
Net loss attributable to noncontrolling interests	—	—	(16)	—
Distributions to noncontrolling interest owners	—	—	—	(2)
Balance, end of period	21	39	21	39
TOTAL EQUITY (DEFICIT)	$(4,919)	$4,736	$(4,919)	$4,736

____________________________________________

(a)	Amounts and shares have been retroactively adjusted to reflect a 1-for-200 (1:200) reverse stock split effective April 14, 2020. See Note 9 for additional information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Chapter 11 Proceedings
Unless the context otherwise requires, references to “Chesapeake”, the “Company”, “us”, “we” and “our” in this report are to Chesapeake Energy Corporation together with its subsidiaries. On June 28, 2020, (the “Petition Date”) we and certain of our subsidiaries (collectively, the “Debtors”) filed voluntary petitions (the “Chapter 11 Cases”) for relief (the “Bankruptcy Filing”) under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). On June 29, 2020, the Bankruptcy Court entered an order authorizing the joint administration of the Chapter 11 Cases under the caption In re Chesapeake Energy Corporation, Case No. 20-33233. Subsidiaries with noncontrolling interests, consolidated variable interest entities and certain de minimis subsidiaries (collectively, the “Non-Filing Entities”) were not part of the Bankruptcy Filing. The Non-Filing Entities will continue to operate in the ordinary course of business.
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
Restructuring Support Agreement
On June 28, 2020, the Debtors entered into a restructuring support agreement (the "RSA") with certain holders (collectively, the "Consenting Stakeholders") of (i) obligations under that certain Amended and Restated Credit Agreement, dated as of September 12, 2018, by and among Chesapeake, as borrower, the Debtor guarantors party thereto, MUFG Union Bank, N.A., as administrative agent, and the other lender, issuer, and agent parties thereto (the "pre-petition revolving credit facility"); (ii) obligations under that certain Term Loan Agreement, dated as of December 19, 2019, by and among Chesapeake, as borrower, the Debtor guarantors party thereto, GLAS USA LLC., as administrative agent, and the lender parties thereto (the "FLLO Term Loan"); and (iii) obligations under the 11.5% Senior Secured Second Lien Notes due 2025 (the "Second Lien Notes") issued pursuant to that certain indenture, dated as of December 19, 2019, by and among Chesapeake, as issuer, certain guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee and collateral trustee to support a restructuring (the "Restructuring") on the terms set forth in the RSA and the term sheet annexed to the RSA (the "Restructuring Term Sheet"). Certain Consenting Stakeholders also hold Unsecured Notes (as defined in the Restructuring Term Sheet) and their Unsecured Notes are also subject to the terms and obligations under the RSA. The RSA contemplates that the Company will implement the Restructuring through the Chapter 11 Cases pursuant to a consensual plan of reorganization (the "Plan") filed in the Chapter 11 proceedings as described further below.
The RSA contains certain covenants on the part of each of the Company and the Consenting Stakeholders, including limitations on the parties’ ability to pursue alternative transactions (subject to customary provisions regarding the ability of the Company’s Board of Directors to satisfy its fiduciary duties), commitments by the Consenting Stakeholders to vote in favor of the Plan and commitments of the Company and the Consenting Stakeholders to negotiate in good faith to finalize the documents and agreements contemplated by and required to implement the Plan. The RSA also provides for certain conditions to the obligations of the parties and for termination upon the occurrence of certain events, including, without limitation, the failure to achieve certain milestones and certain breaches by the parties under the RSA. One such condition is the requirement to obtain sufficient savings on certain midstream obligations (as determined by the required plan sponsors, defined in the RSA) through rejection of such contracts and/or renegotiation of their terms.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The RSA includes a hedging provision that authorizes the Debtors to enter into post-petition hedge agreements with the lenders under the DIP Credit Facility (as defined below). Beginning 30 days after the Petition Date, the Debtors are required to, at a minimum, hedge 50% of the anticipated projected monthly production from proved developed producing oil and natural gas reserves (in each case, calculated separately for (i) crude oil and (ii) natural gas and natural gas liquids, taken together) for a rolling 24-month period. The Debtors notional hedge volumes shall not exceed (a) for the 18-month period from the date such commodity hedge transaction is executed, the lesser of (x) 80% of forecasted production for such months and (y) 80% of the anticipated projected monthly production from proved oil and natural gas reserves, (b) for the 6-month period following, 90% of the anticipated projected monthly production from proved developed producing oil and natural gas reserves and (c) for the 24-month period thereafter, 80% of the anticipated projected monthly production from proved developed producing oil and natural gas reserves.
Although the Company intends to pursue the Restructuring in accordance with the terms set forth in the Plan, there can be no assurance that the Company will be successful in completing the Restructuring or any other similar transaction on the terms set forth in the Plan, on different terms, or at all.
Plan of Reorganization
On September 11, 2020, the Debtors filed the Plan and a related disclosure statement with the Bankruptcy Court. As is customary in bankruptcy proceedings, the Debtors subsequently filed with the Bankruptcy Court an amended plan and amended disclosure statement on October 8, 2020 and a seconded amended plan and second amended disclosure statement on October 30, 2020. The Plan is subject to approval by the Bankruptcy Court. If the Plan is confirmed by the Bankruptcy Court, the Debtors would exit Chapter 11 pursuant to the terms of the Plan. Under the Plan, the claims against and interests in the Debtors are organized into classes based, in part, on their respective priorities. Below is a summary of the treatment that the stakeholders of the Company would receive under the Plan upon the emergence from bankruptcy:

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

•
Holders of Unsecured Notes Claims. On the Plan Effective Date, each holder of the Unsecured Notes (as defined in the RSA) would receive its pro rata share of (i) 12% of the New Common Stock, subject to the terms set forth in the Restructuring Term Sheet (the "Unsecured Notes Claims Recovery"), and (ii) 50% of the New Class C Warrants.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

•	Holders of General Unsecured Claims. On the Plan Effective Date, each holder of allowed general unsecured claims would receive its pro rata share of the General Unsecured Claims Recovery.

•	Equity Holders. Each holder of an equity interest in Chesapeake, including our common and preferred stock, would have such interest canceled, released, and extinguished without any distribution.
DIP Credit Facility
On June 28, 2020, prior to the commencement of the Chapter 11 Cases, the Company entered into a commitment letter (the “Commitment Letter”) with certain of the lenders under the pre-petition revolving credit facility and/or their affiliates (collectively, the “Commitment Parties”), pursuant to which, and subject to the satisfaction of certain customary conditions, including the approval of the Bankruptcy Court, the Commitment Parties agreed to provide the Debtors with a post-petition senior secured super-priority debtor-in-possession revolving credit facility in an aggregate principal amount of up to approximately $2.104 billion (the “DIP Credit Facility”), consisting of a revolving loan facility of new money in an aggregate principal amount of up to $925 million, which includes a sub-facility of up to $200 million for the issuance of letters of credit, and an up to approximately $1.179 billion term loan that reflects the roll-up of a portion of outstanding borrowings under the pre-petition revolving credit facility. Pursuant to the Commitment Letter, the Commitment parties have also committed to provide, subject to certain conditions, an up to $2.5 billion exit credit facility, consisting of an up to $1.75 billion revolving credit facility (the “Exit Revolving Facility”) and an up to $750 million senior secured term loan facility (the “Exit Term Loan Facility” and, together with the Exit Revolving Facility, the “Exit Credit Facilities”). The terms and conditions of the DIP Credit Facility are set forth in the Senior Secured Super-Priority Debtor-in-Possession Credit Agreement (the “DIP Credit Agreement”) attached to the Commitment Letter. The proceeds of the DIP Credit Facility may be used for, among other things, post-petition working capital, permitted capital investments, general corporate purposes, letters of credit, administrative costs, premiums, expenses and fees for the transactions contemplated by the Chapter 11 Cases, payment of court approved adequate protection obligations, and other such purposes consistent with the DIP Credit Facility. The terms and conditions of the Exit Credit Facilities are reflected in an exit facilities term sheet attached as an exhibit to the Restructuring Term Sheet (the “Exit Facilities Term Sheet”). The obligations of the lenders to provide the Exit Credit Facilities are subject to satisfaction of certain conditions set forth in the Exit Facilities Term Sheet, including conditions requiring (i) a minimum liquidity of $500 million, (ii) a leverage ratio no greater than 2.25:1.00 and (iii) asset coverage of credit facilities to PV-10 of at least 1.50:1.00. In the Current Period, we incurred $118 million of fees related to the arrangement and funding of the DIP Credit Facility and Exit Credit Facilities. The DIP Credit Facility was approved by the Bankruptcy Court on a final basis on July 31, 2020 and became effective as of July 1, 2020. See Note 4 for additional information.
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
Potential Claims
We have filed with the Bankruptcy Court schedules and statements setting forth, among other things, the assets and liabilities of us and each of our subsidiaries, subject to the assumptions filed in connection therewith. These schedules and statements may be subject to further amendment or modification after filing. Certain holders of pre-petition claims that are not governmental units were required to file proofs of claim by the deadline for general claims, (the “bar date”), which was set by the Bankruptcy Court as October 30, 2020. Governmental units are required to file proof of claims by December 28, 2020, the deadline that was set by the Bankruptcy Court.
As of November 5, 2020, the Debtors have received approximately 7,350 proofs of claim, approximately half of which represent general unsecured claims, for an aggregate amount of approximately $11.2 billion. We will continue

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

to evaluate these claims throughout the Chapter 11 process and recognize or adjust amounts in future financial statements as necessary using the best information available at such time. Differences between amounts scheduled by us and claims by creditors will ultimately be reconciled and resolved in connection with the claims resolution process. In light of the expected number of creditors, the claims resolution process may take considerable time to complete and likely will continue after we emerge from bankruptcy.
Financial Statement Classification of Liabilities Subject to Compromise
The accompanying unaudited condensed consolidated balance sheet as of September 30, 2020, includes amounts classified as liabilities subject to compromise, which represent liabilities we anticipate will be allowed as claims in the Chapter 11 Cases. These amounts represent our current estimate of known or potential obligations to be resolved in connection with the Chapter 11 Cases, and may differ from actual future settlement amounts paid. Differences between liabilities estimated and claims filed, or to be filed, will be investigated and resolved in connection with the claims resolution process. We will continue to evaluate these liabilities throughout the Chapter 11 process and adjust amounts as necessary. Such adjustments may be material.
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
The following table summarizes the components of liabilities subject to compromise included on our unaudited condensed consolidated balance sheet as of September 30, 2020:

September 30, 2020
($ in millions)
Debt	$7,166
Accounts payable	148
Accrued interest	235
Other liabilities	879
Liabilities subject to compromise	$8,428

Reorganization Items, Net
We have incurred and will continue to incur significant expenses, gains and losses associated with the reorganization, primarily the write-off of unamortized debt issuance costs and related unamortized premiums and discounts, debt and equity financing fees, provision for allowed claims and legal and professional fees incurred subsequent to the Chapter 11 filings for the restructuring process. The amount of these items, which are being incurred in reorganization items, net within our accompanying unaudited condensed consolidated statements of operations, are expected to significantly affect our statements of operations. In future periods, we may also incur adjustments for allowable claims related to our legal proceedings and executory contracts approved for rejections by the Bankruptcy Court.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following table summarizes the components in reorganization items, net included in our unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	($ in millions)
Write off of unamortized debt premiums (discounts)	$—	$—	$518	$—
Write off of unamortized debt issuance costs	—	—	(61)	—
Debt and equity financing fees	(115)	—	(178)	—
Provision for allowed claims	(465)	—	(465)	—
Legal and professional fees	(40)	—	(40)	—
Gain on settlement of pre-petition accounts payable	12	—	12	—
Loss on settlement of pre-petition revenues payable	(3)	—	(3)	—
Reorganization items, net	$(611)	$—	$(217)	$—

2.	Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Chesapeake were prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC. Pursuant to such rules and regulations, certain disclosures have been condensed or omitted.
This Quarterly Report on Form 10-Q (this “Form 10-Q”) relates to the three and nine months ended September 30, 2020 (the “Current Quarter” and the “Current Period”, respectively) and the three and nine months ended September 30, 2019 (the “Prior Quarter” and the “Prior Period”, respectively). Our annual report on Form 10-K for the year ended December 31, 2019 (“2019 Form 10-K”) should be read in conjunction with this Form 10-Q. The accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of our condensed consolidated financial statements and accompanying notes and include the accounts of our direct and indirect wholly owned subsidiaries and entities in which we have a controlling financial interest. Intercompany accounts and balances have been eliminated.
Going Concern
The accompanying unaudited condensed consolidated financial statements have been prepared assuming we will continue as a going concern and contemplate the realization of assets and satisfaction of liabilities in the normal course of business. Our ability to continue as a going concern is contingent on our ability to comply with the financial and other covenants contained in our DIP Credit Facility, the Bankruptcy Court’s approval of the Plan and our ability to successfully implement the Plan and obtain exit financing, among other factors. As a result of the Bankruptcy Filing, the realization of assets and the satisfaction of liabilities are subject to uncertainty. While operating as debtors-in-possession under Chapter 11, we may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business (and subject to restrictions contained in the DIP Credit Facility), for amounts other than those reflected in the accompanying unaudited condensed consolidated financial statements. Further, the Plan could materially change the amounts and classifications of assets and liabilities reported in the condensed consolidated financial statements. The factors noted above raise substantial doubt about our ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern or as a consequence of the Bankruptcy Filing.
Accounting During Bankruptcy
We have applied Accounting Standards Codification (ASC) 852, Reorganizations, in preparing the unaudited condensed consolidated financial statements. ASC 852 requires that the financial statements, for periods subsequent to the Chapter 11 Cases, distinguish transactions and events that are directly associated with the reorganization from

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

the ongoing operations of the business. Accordingly, certain revenues, expenses, realized gains and losses and provisions for losses that are realized or incurred during the bankruptcy proceedings, including losses related to executory contracts that have been approved for rejection by the Bankruptcy Court, and unamortized deferred financing costs, premiums and discounts associated with debt classified as liabilities subject to compromise, are recorded as reorganization items, net. In addition, pre-petition obligations that may be impacted by the Chapter 11 process have been classified on the unaudited condensed consolidated balance sheet as of September 30, 2020 as liabilities subject to compromise. These liabilities are reported at the amounts we anticipate will be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts. See Note 1 for more information regarding reorganization items.
Risks and Uncertainties
The global spread of COVID-19 created significant volatility, uncertainty, and economic disruption during the first nine months of 2020. The pandemic has reached more than 200 countries and territories and has resulted in widespread adverse impacts on the global economy and on our customers and other parties with whom we have business relations. State and local authorities have also implemented multi-step policies with the goal of re-opening. However, certain jurisdictions began re-opening only to return to restrictions in the face of increases in new COVID-19 cases. To date, we have experienced limited operational impacts as a result of the restrictions from working remotely or COVID-19 directly. As an essential business under the guidelines issued by each of the states in which we operate, we have been allowed to continue operations. As a result, since mid-March, we have restricted access to all of our offices and for a period of time directed employees to work remotely to the extent possible. We began to re-open our offices in phases beginning mid-May and special precautions have been implemented to minimize the risk of exposure. These actions have allowed us to maintain the engagement and connectivity of our personnel. However, due to severe impacts from the global COVID-19 pandemic on the global demand for oil and natural gas, financial results may not be necessarily indicative of operating results for the entire year. Moreover, future operations could be negatively affected if a significant number of our employees are quarantined as a result of exposure to the virus.
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
We cannot predict the full impact that COVID-19 or the significant disruption and volatility currently being experienced in the oil and natural gas markets will have on our business, cash flows, liquidity, financial condition and results of operations at this time due to numerous uncertainties. The ultimate impacts will depend on future developments, including the ultimate geographic spread of the virus, the consequences of governmental and other measures designed to prevent the spread of the virus, the development of effective treatments, the duration of the outbreak, actions taken by members of Organization of Petroleum Exporting Countries (OPEC+) and other foreign, oil-exporting countries, governmental authorities, customers and other third parties, workforce availability, and the timing and extent to which normal economic and operating conditions resume.

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
Shares of common stock for the following securities were excluded from the calculation of diluted EPS as the effect was antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Common stock equivalent of our preferred stock outstanding(a)	290	290	290	290
Common stock equivalent of our convertible senior notes outstanding(a)	—	621	621	621
Common stock equivalent of our preferred stock outstanding prior to exchange(a)	—	5	—	5
Participating securities(a)	—	1	—	2

____________________________________________

(a)	Amount has been retroactively adjusted to reflect a 1-for-200 (1:200) reverse stock split effective April 14, 2020. See Note 9 for additional information.
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

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

4.	Debt
Our long-term debt consisted of the following as of September 30, 2020 and December 31, 2019:

	September 30, 2020		December 31, 2019
	Principal Amount	Carrying Amount	Principal Amount	Carrying Amount
	($ in millions)
DIP credit facility	$—	$—	$—	$—
Pre-petition revolving credit facility	1,929	1,929	1,590	1,590
Term loan due 2024	1,500	1,500	1,500	1,470
11.5% senior secured second lien notes due 2025	2,330	2,330	2,330	3,248
6.625% senior notes due 2020	176	176	208	208
6.875% senior notes due 2020	73	73	93	93
6.125% senior notes due 2021	167	167	167	167
5.375% senior notes due 2021	127	127	127	127
4.875% senior notes due 2022	272	272	338	338
5.75% senior notes due 2023	167	167	209	209
7.00% senior notes due 2024	624	624	624	624
6.875% senior notes due 2025	2	2	2	2
8.00% senior notes due 2025	246	246	246	245
5.5% convertible senior notes due 2026	1,064	1,064	1,064	765
7.5% senior notes due 2026	119	119	119	119
8.00% senior notes due 2026	46	46	46	44
8.00% senior notes due 2027	253	253	253	253
Debt issuance costs	—	—	—	(44)
Total debt, net	9,095	9,095	8,916	9,458
Less current maturities of long-term debt	(1,929)	(1,929)	(385)	(385)
Less amounts reclassified to liabilities subject to compromise	(7,166)	(7,166)	—	—
Total long-term debt, net	$—	$—	$8,531	$9,073

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
The principal amounts outstanding under the FLLO Term Loan, Second Lien Notes and all of our other unsecured senior and convertible senior notes have been reclassified as liabilities subject to compromise on the accompanying unaudited condensed consolidated balance sheet as of September 30, 2020. Additionally, non-cash adjustments were made to write off all of the related unamortized debt issuance costs and associated discounts and premiums of approximately $457 million, which are included in reorganization items, net in the accompanying unaudited condensed consolidated statements of operations for the Current Period, as discussed in Note 1.
The agreements for our FLLO Term Loan, Second Lien Notes, and unsecured senior and convertible senior notes contain provisions regarding the calculation of interest upon default. Upon default, the interest rate on the FLLO Term Loan increases from LIBOR plus 8.00% to alternative base rate (ABR) (3.25% during the third quarter) plus Applicable Margin (7.00% during the third quarter) plus 2.00%. For the Second Lien Notes and all of our other unsecured senior and convertible senior notes, the interest rate remains the same upon default. However, interest accrues on the amount

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

of unpaid interest in addition to the principal balance. We will not pay or recognize interest on the FLLO Term Loan, Second Lien Notes, or unsecured senior and convertible senior notes during the Chapter 11 process.
Debtor-in-Possession Credit Agreement
On June 28, 2020, prior to the commencement of Chapter 11 Cases, the Company entered into a commitment letter with certain of the lenders (“New Money Lenders”) under the pre-petition revolving credit facility and/or their affiliates to provide the Debtors with a DIP Credit Facility in an aggregate principal amount of up to approximately $2.104 billion in commitments and loans from the New Money Lenders. The DIP Credit Facility consists of a revolving loan facility of new money in an aggregate principal amount of up to $925 million (the “New Money Facility”), which includes a sub-facility of up to $200 million for the issuance of letters of credit, and a $1.179 billion term loan that reflects the roll-up of a portion of outstanding borrowings under the pre-petition revolving credit facility: (i) a $925 million term loan reflecting the roll-up of a portion of outstanding existing borrowings made by the New Money Lenders under the existing revolving credit agreement (the “New Money Roll-Up Loans”) and (ii) an up to approximately $254 million term loan reflecting the roll-up or a portion of outstanding existing borrowings made by certain other lenders under the pre-petition revolving credit facility agreement (the “Incremental Roll-Up Loans”). The $750 million of outstanding borrowings under the pre-petition revolving credit facility that were not rolled up (the “Stub Loans”) will remain outstanding throughout the Chapter 11 Cases but will accrue interest at a lower rate than the rolled-up loans. The proceeds of the DIP Credit Facility may be used for, among other things, post-petition working capital, permitted capital investments, general corporate purposes, letters of credit, administrative costs, premiums, expenses and fees for the transactions contemplated by the Chapter 11 Cases, payment of court approved adequate protection obligations and other such purposes consistent with the DIP Credit Facility. The DIP Credit Facility was approved by the Bankruptcy Court on a final basis on July 31, 2020 and became effective as of July 1, 2020.
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
Borrowings under the DIP Credit Facility bear interest at an ABR or LIBOR, at our election, plus an applicable margin of 5.00% per annum for ABR loans and 6.00% per annum for LIBOR loans for the New Money Facility and bear interest at an ABR or LIBOR, at our election, plus an applicable margin of 4.50% per annum for ABR loans and 5.50% per annum for LIBOR loans for the New Money Roll-Up Loans and Incremental Roll-up Loans. The Stub Loans bear interest at LIBOR plus an applicable margin of 3.50% per annum.
In addition to paying interest on outstanding principal under the DIP Credit Facility, we are required to pay a commitment fee of 0.50% per annum to the lenders of the DIP Credit Facility in respect of the unutilized revolving commitments thereunder and a letter of credit fee equal to 0.125% per annum.
The DIP Credit Facility includes negative covenants that, subject to significant exceptions, limit our ability and the ability of our restricted subsidiaries to, among other things, (i) incur additional indebtedness, (ii) create liens on assets, (iii) engage in mergers, consolidations, liquidations and dissolutions, (iv) sell assets, (v) make investments, loans or advances, except as described in the DIP Credit Facility, (vi) pay dividends and distributions or repurchase capital stock, (vii) engage in certain transactions with affiliates and (viii) change lines of business. The DIP Credit Facility includes certain customary representations and warranties, affirmative covenants and events of default, including but not limited to defaults on account of nonpayment, breaches of representations and warranties and covenants, certain bankruptcy-related events, certain events under ERISA, material judgments and a change in control. If an event of default occurs, the lenders under the DIP Credit Facility will be entitled to take various actions, including the acceleration of all amounts due under the DIP Credit Facility and all actions permitted to be taken under the loan documents or application of law. In addition, the DIP Credit Facility is subject to various other financial performance covenants, including compliance with certain financial metrics to an approved budget and a required Asset Coverage Ratio (as defined in the DIP Credit Agreement) of not less than 1.25:1.00. On September 15, 2020, we entered into the first amendment to the DIP Credit Agreement. The amendment, among other things, amends the maximum hedging

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

covenant to allow the Debtors to enter into additional non-speculative hedge agreements based on forecasted production.
Senior Notes
In the Current Period, we repurchased approximately $160 million aggregate principal amount of the following senior notes for $95 million and recorded an aggregate gain of approximately $65 million.

Notes Repurchased
($ in millions)
6.625% senior notes due 2020	$32
6.875% senior notes due 2020	20
4.875% senior notes due 2022	66
5.75% senior notes due 2023	42
Total	$160

In the Prior Quarter, we privately negotiated exchanges of approximately $507 million principal amount of our outstanding senior notes for 235,563,519 shares of common stock and $186 million principal amount of our outstanding convertible senior notes for 73,389,094 shares of common stock. We recorded an aggregate net gain of approximately $64 million associated with the exchanges.
In the Prior Quarter, we repurchased approximately $82 million principal amount of our 6.875% Senior Notes due 2025 for $76 million and recorded a $6 million gain.
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

	September 30, 2020		December 31, 2019
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		($ in millions)
Short-term debt (Level 1)	$—	$—	$385	$360
Long-term debt (Level 1)	$—	$—	$753	$622
Long-term debt (Level 2)	$—	$—	$8,320	$6,085
Liabilities subject to compromise (Level 1)	$982	$38	$—	$—
Liabilities subject to compromise (Level 2)	$6,184	$1,475	$—	$—

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

5.	Contingencies and Commitments
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
Putative statewide class actions in Pennsylvania and Ohio and purported class arbitrations in Pennsylvania have been filed on behalf of royalty owners asserting various claims for damages related to alleged underpayment of royalties as a result of the divestiture of substantially all of our midstream business and most of our gathering assets in 2012 and 2013. These cases include claims for violation of and conspiracy to violate the federal Racketeer Influenced and Corrupt Organizations Act and for an unlawful market allocation agreement for mineral rights, intentional interference with contractual relations, and violations of antitrust laws related to purported markets for gas mineral rights, operating rights and gas gathering sources. These lawsuits seek in aggregate compensatory, consequential, treble, and punitive damages, restitution and disgorgement of profits, declaratory and injunctive relief regarding our royalty payment practices, pre-and post-judgment interest, and attorney’s fees and costs. On December 20, 2017 and August 9, 2018, we reached tentative settlements to resolve all Pennsylvania civil royalty cases for a total at that time of approximately $36 million. In light of our Bankruptcy Filing, the parties have reopened settlement discussions.
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
On January 29, 2020, a well control incident occurred at one of our wellsites in Burleson County, Texas, causing the deaths of three of our contractors’ employees and injuring a fourth. In connection with this incident, eleven lawsuits have been brought against us and our contractors alleging negligence, gross negligence, and breach of contract, and seeking wrongful death damages, survival statute damages, exemplary damages, and interest. Ten of the suits have been filed in Dallas County, Texas. A joint motion to consolidate filed by all the parties in nine of the ten Dallas County lawsuits is currently pending before the Texas Multidistrict Litigation Panel. The eleventh suit is pending in Burleson County, Texas. The proceedings are in their early stages and are all stayed due to the pending bankruptcy. Our general and excess liability insurance policies provide coverage for third party bodily injury and wrongful death claims, and the contracts between us and our contractors with respect to the well contain customary cross-indemnification provisions. The well control incident liability was not reduced for the potential insurance recovery. A receivable for the probable recovery was accrued.
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
The aggregate undiscounted commitments under our gathering, processing and transportation agreements, excluding any reimbursement from working interest and royalty interest owners, credits for third-party volumes or future costs under cost-of-service agreements, are presented below:

September 30, 2020
($ in millions)
Remainder of 2020	$255
2021	872
2022	804
2023	671
2024	597
2025 – 2034	3,051
Total	$6,250

In addition, we have entered into long-term agreements for certain natural gas gathering and related services within specified acreage dedication areas in exchange for cost-of-service based fees redetermined annually, or tiered fees based on volumes delivered relative to scheduled volumes. Future gathering fees may vary with the applicable agreement.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

6.	Other Liabilities
Other current liabilities as of September 30, 2020 and December 31, 2019 are detailed below:

	September 30, 2020	December 31, 2019
	($ in millions)
Revenues and royalties due others	$235	$516
Accrued drilling and production costs	88	326
Debt and equity financing fees	69	—
Joint interest prepayments received	27	52
Operating leases(a)	23	9
Accrued reorganization professional fees	23	—
VPP deferred revenue(b)	22	55
Accrued compensation and benefits(c)	61	156
Other accrued taxes	123	150
Other	82	168
Total other current liabilities	$753	$1,432

Other long-term liabilities as of September 30, 2020 and December 31, 2019 are detailed below:

	September 30, 2020	December 31, 2019
	($ in millions)
VPP deferred revenue(b)	$—	$9
Other	16	116
Total other long-term liabilities	$16	$125
____________________________________________

(a)	In the Current Quarter, we entered into a drilling rig contract that extends through 2021 and recorded an operating lease liability and right-of-use asset.

(b)
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

(c)
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
The following table shows revenue disaggregated by operating area and product type, for the Current Quarter the Prior Quarter, the Current Period and the Prior Period:

	Three Months Ended September 30, 2020
	Oil	Natural Gas	NGL	Total
	($ in millions)
Marcellus	$—	$137	$—	$137
Haynesville	—	92	—	92
Eagle Ford	189	26	26	241
Brazos Valley	127	3	3	133
Powder River Basin	36	7	4	47
Mid-Continent	14	5	3	22
Revenue from contracts with customers	366	270	36	672
Losses on oil, natural gas and NGL derivatives	(2)	(159)	—	(161)
Oil, natural gas and NGL revenue	$364	$111	$36	$511

Marketing revenue	$301	$116	$31	$448

	Three Months Ended September 30, 2019
	Oil	Natural Gas	NGL	Total
	($ in millions)
Marcellus	$—	$158	$—	$158
Haynesville	—	129	—	129
Eagle Ford	282	32	22	336
Brazos Valley	194	10	5	209
Powder River Basin	97	16	5	118
Mid-Continent	40	8	5	53
Revenue from contracts with customers	613	353	37	1,003
Gains on oil, natural gas and NGL derivatives	124	43	—	167
Oil, natural gas and NGL revenue	$737	$396	$37	$1,170

Marketing revenue from contracts with customers	$603	$165	$37	$805
Other marketing revenue	80	4	—	84
Marketing revenue	$683	$169	$37	$889

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Nine Months Ended September 30, 2020
	Oil	Natural Gas	NGL	Total
	($ in millions)
Marcellus	$—	$445	$—	$445
Haynesville	—	245	—	245
Eagle Ford	539	77	59	675
Brazos Valley	375	10	9	394
Powder River Basin	133	28	14	175
Mid-Continent	44	19	9	72
Revenue from contracts with customers	1,091	824	91	2,006
Gains (losses) on oil, natural gas and NGL derivatives	689	(116)	—	573
Oil, natural gas and NGL revenue	$1,780	$708	$91	$2,579

Marketing revenue from contracts with customers	$930	$338	$76	$1,344
Other marketing revenue	67	1	—	68
Marketing revenue	$997	$339	$76	$1,412

	Nine Months Ended September 30, 2019
	Oil	Natural Gas	NGL	Total
	($ in millions)
Marcellus	$—	$657	$—	$657
Haynesville	—	494	—	494
Eagle Ford	962	117	88	1,167
Brazos Valley	513	23	12	548
Powder River Basin	273	59	23	355
Mid-Continent	131	34	26	191
Revenue from contracts with customers	1,879	1,384	149	3,412
Gains (losses) on oil, natural gas and NGL derivatives	(49)	190	—	141
Oil, natural gas and NGL revenue	$1,830	$1,574	$149	$3,553

Marketing revenue from contracts with customers	$1,830	$741	$202	$2,773
Other marketing revenue	230	38	—	268
Losses on marketing derivatives	—	(3)	—	(3)
Marketing revenue	$2,060	$776	$202	$3,038

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
Accounts receivable as of September 30, 2020 and December 31, 2019 are detailed below:

	September 30, 2020	December 31, 2019
	($ in millions)
Oil, natural gas and NGL sales	$547	$737
Joint interest	91	200
Other	67	74
Allowance for doubtful accounts	(29)	(21)
Total accounts receivable, net	$676	$990

8.	Income Taxes
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
Based on all available positive and negative evidence, including projections of future taxable income, we believe it is more likely than not that our deferred tax assets will not be realized, including the deferred tax assets attributable to Texas. A significant piece of objectively verifiable negative evidence evaluated is the cumulative loss incurred over the rolling thirty-six-month period ended September 30, 2020. Such evidence limits our ability to consider various forms of subjective positive evidence, such as any projections of future growth and earnings. However, should we return to a level of sustained profitability, consideration will need to be given to projections of future taxable income to determine whether such projections provide an adequate source of taxable income for the realization of our deferred tax assets, primarily federal and state net operating loss (NOL) carryforwards. A full valuation allowance was recorded against our net deferred tax asset position for federal and state purposes as of September 30, 2020 and, with the exception of Texas, which was in a net deferred tax liability position, as of December 31, 2019.
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
We are subject to U.S. federal income tax as well as income and capital taxes in various state and local jurisdictions in which we operate. As a result of having a full valuation allowance against our net deferred tax asset position, we did not record an income tax provision for the Current Quarter. However, we recorded an income tax benefit of $13 million for the Current Period, which includes the impact of Texas reverting back to a net deferred tax asset position as well as recording a benefit for amounts previously sequestered from refunds of corporate alternative minimum tax (AMT) credits.
Our ability to utilize NOL carryforwards and other tax attributes to reduce future federal taxable income and federal income tax is subject to various limitations under Section 382 of the Code. The utilization of these attributes may be subject to an annual limitation under Section 382 of the Code should transactions involving our equity, including issuances of our stock or the sale or exchange of our stock by certain shareholders, result in a cumulative shift of more than 50% in the beneficial ownership of our stock during any three-year testing period (an “Ownership Change”). (For this purpose, “stock” includes certain preferred stock.) Some states impose similar limitations on tax attribute utilization upon experiencing an Ownership Change. As of September 30, 2020, we do not believe that an Ownership Change has occurred that would subject us to an annual limitation on the utilization of our NOL carryforwards and other tax attributes; however, our current ownership shift remains at greater than 40%.
On April 23, 2020, our Board of Directors approved the adoption of a rights plan that is designed to protect the availability of NOL carryforwards and other tax attributes by reducing the likelihood of an Ownership Change prior to confirmation of the Plan by the Bankruptcy Court (see Note 9 for additional information on the rights plan). Further, as part of the Chapter 11 Cases, the Bankruptcy Court has granted a first day motion for entry of an order seeking relief that will enable the Company to closely monitor certain transfers of beneficial ownership of our stock so as to be in a position to prevent such transfers with the purpose of avoiding an Ownership Change prior to confirmation of the Plan by the Bankruptcy Court, thereby preserving the value of our NOL carryforwards and other tax attributes.
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
On March 27, 2020, the President signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The CARES Act provides relief to corporate taxpayers by permitting a five year carryback of NOLs incurred from 2018 through 2020, removing the 80% limitation on the utilization of certain NOLs carried forward to years beginning before January 1, 2021, increasing the 30% limitation on interest expense deductibility under Section 163(j) of the Code to 50% of adjusted taxable income for 2019 and 2020 and accelerating refunds for AMT credit carryforwards, along with a few other provisions. With respect to the Current Quarter and the Current Period, there was no net impact on our income tax provision from the enactment of the CARES Act.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

9.	Equity
Common Stock
A summary of the changes in our common shares issued is detailed below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Beginning balance(a)	9,780	8,172	9,773	4,568
Common shares issued for WildHorse Merger(a)	—	—	—	3,587
Exchange of convertible notes(a)(b)	—	367	—	367
Exchange of senior notes(a)(b)	—	1,178	—	1,178
Exchange of preferred stock(a)(c)	—	52	—	52
Restricted stock issuances (net of forfeitures and cancellations)(a)(d)	—	2	7	19
Ending balance(a)	9,780	9,771	9,780	9,771
____________________________________________

(a)	All share information has been retroactively adjusted to reflect a 1-for-200 (1:200) reverse stock split effective April 14, 2020. See below for additional information.

(b)	See Note 4 for a discussion of debt exchanges.

(c)
In the Prior Quarter, we exchanged 51,839 shares of common stock for 40,000 shares of our 5.75% (Series A) Cumulative Convertible Preferred Stock. In connection with the exchange, we recognized a loss equal to the excess of the fair value of all common stock issued in exchange for the preferred stock over the fair value of the common stock issuable pursuant to the original terms of the preferred stock. The loss of $17 million is reflected as a reduction to net income available to common stockholders for the purpose of calculating earnings per common share.

(d)	See Note 10 for a discussion of restricted stock.
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

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Adoption of Rights Plan
On April 23, 2020, the Board of Directors of the Company declared a dividend of one preferred share purchase right (a “Right”), payable on May 4, 2020, for each share of common stock, par value $0.01 per share, of the Company outstanding on May 4, 2020 to the stockholders of record on that date. In connection with the distribution of the Rights, the Company entered into a Section 382 Rights Agreement (the “Rights Agreement”), dated as of April 23, 2020, between the Company and Computershare Trust Company, N.A., as rights agent. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series B Preferred Stock, par value $0.01 per share, of the Company at a price of $90.00 subject to adjustment.
The purpose of the Rights Agreement is to protect value by preserving the Company’s ability to use its tax attributes (e.g., federal NOLs) to offset potential future income taxes for federal income tax purposes. As of December 31, 2019, the Company had federal NOLs of approximately $7.6 billion available to offset future federal taxable income. The Company’s ability to use its federal NOLs as well as other tax attributes would be substantially limited if it experiences an Ownership Change. The Rights Agreement is intended to reduce the likelihood of an Ownership Change by deterring any person or group of affiliated or associated persons from acquiring beneficial ownership of 4.9% or more of the outstanding shares of our common stock.
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
Equity-Classified Awards
Restricted Stock. We grant restricted stock units to employees and non-employee directors. A summary of the changes in unvested restricted stock during the Current Period is presented below:

	Shares of Unvested Restricted Stock(a)	Weighted Average Grant Date Fair Value Per Share(a)
	(in thousands)
Unvested as of January 1, 2020	52	$710
Granted	68	$60
Vested	(21)	$794
Forfeited/canceled	(97)	$243
Unvested as of September 30, 2020	2	$584

____________________________________________

(a)	All share information has been retroactively adjusted to reflect a 1-for-200 (1:200) reverse stock split effective April 14, 2020. See Note 9 for additional information.
The aggregate intrinsic value of restricted stock that vested during the Current Period was approximately $1 million based on the stock price at the time of vesting.
As of September 30, 2020, there was approximately $1 million of total unrecognized compensation expense related to unvested restricted stock. The expense is expected to be recognized over a weighted average period of approximately 1.14 years.

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
The following table provides information related to stock option activity in the Current Period:

	Number of Shares Underlying Options(a)	Weighted Average Exercise Price Per Share(a)	Weighted Average Contract Life in Years	Aggregate Intrinsic Value(b)
	(in thousands)			($ in millions)
Outstanding as of January 1, 2020	90	$1,420	5.70	$—
Granted	—	$—
Exercised	—	$—		$—
Expired	(21)	$893
Forfeited/canceled	(47)	$1,666
Outstanding as of September 30, 2020	22	$1,390	4.24	$—
Exercisable as of September 30, 2020	22	$1,400	4.31	$—
___________________________________________

(a)	All share information has been retroactively adjusted to reflect a 1-for-200 (1:200) reverse stock split effective April 14, 2020. See Note 9 for additional information.

(b)	The intrinsic value of a stock option is the amount by which the current market value or the market value upon exercise of the underlying stock exceeds the exercise price of the option.
As of September 30, 2020, there was no unrecognized compensation expense related to unvested stock options.
Restricted Stock and Stock Option Compensation. We recognized the following compensation costs, net of actual forfeitures, related to restricted stock and stock options for the Current Quarter, the Prior Quarter, the Current Period and the Prior Period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	($ in millions)
General and administrative expenses	$7	$6	$15	$21
Oil and natural gas properties	—	1	1	2
Oil, natural gas and NGL production expenses	—	1	1	3
Total restricted stock and stock option compensation	$7	$8	$17	$26

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
The following table presents a summary of our liability-classified awards:

		Grant Date Fair Value	September 30, 2020
	Units(a)		Fair Value	Vested Liability
		($ in millions)	($ in millions)
2018 CRSU Awards:
Payable 2021	14,273	$9	$—	$—

____________________________________________

(a)	All share information has been retroactively adjusted to reflect a 1-for-200 (1:200) reverse stock split effective April 14, 2020. See Note 9 for additional information.

We recognized the following compensation costs (credits), net of actual forfeitures, related to our liability-classified awards for the Current Quarter, the Prior Quarter, the Current Period and the Prior Period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	($ in millions)
General and administrative expenses	$—	$(1)	$(3)	$7
Oil and natural gas properties	—	1	—	2
Oil, natural gas and NGL production expenses	—	—	(1)	3
Exploration expenses	—	—	—	—
Total liability-classified awards compensation	$—	$—	$(4)	$12

2020 Compensation Adjustments
On May 5, 2020, all of the outstanding share-based compensation, including restricted stock, stock options, PSUs and CRSUs, granted to our executive officers and designated vice presidents was canceled and replaced with cash retention incentives. The cash retention incentives granted to executive officers are equally weighted between achievement of certain specified performance metrics and a service period. The cash retention incentives may be clawed back if an executive officer or vice president terminates employment for any reason other than a qualifying termination prior to the earlier of (i) the effective date of a plan of reorganization under Chapter 11 of the Bankruptcy Code or (ii) May 8, 2021. The transactions were considered a modification to the previously issued equity-classified awards. As such, the remaining unrecognized expense related to restricted stock and stock options will result in $18 million of share-based compensation expense to be amortized over the relevant service period of the new cash retention incentives. The $15 million after-tax fair value of the cash retention incentives was capitalized to other current assets in the condensed consolidated balance sheets in the Current Period and will be amortized over the relevant service period. The difference between the cash and after-tax value of the cash retention incentives of approximately $10 million, which is not subject to the claw back provisions contained within the agreements, was expensed to general and administrative expenses in the condensed consolidated statements of operations for the Current Period.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

11.	Derivative and Hedging Activities
We use derivative instruments to reduce our exposure to fluctuations in future commodity prices and to protect our expected operating cash flow against significant market movements or volatility. All of our oil, natural gas and NGL derivative instruments are net settled based on the difference between the fixed-price payment and the floating-price payment, resulting in a net amount due to or from the counterparty. None of our oil, natural gas or NGL derivative instruments were designated for hedge accounting as of September 30, 2020 or December 31, 2019. Pursuant to the RSA associated with our Chapter 11 Cases, we are required to hedge a certain amount of our production with our DIP Credit Facility lenders. See Note 1 for additional details regarding these hedging requirements.
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

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The estimated fair values of our oil, natural gas and NGL derivative instrument assets (liabilities) as of September 30, 2020 and December 31, 2019 are provided below:

	September 30, 2020		December 31, 2019
	Notional Volume	Fair Value	Notional Volume	Fair Value
		($ in millions)		($ in millions)
Oil (mmbbl):
Fixed-price swaps	26	$(5)	24	$(7)
Collars	—	—	2	14
Basis protection swaps	—	—	8	(2)
Total oil	26	(5)	34	5
Natural gas (bcf):
Fixed-price swaps	780	(161)	265	125
Call options (sold)	—	—	22	—
Call swaptions	—	—	29	(2)
Basis protection swaps	—	—	30	2
Total natural gas	780	(161)	346	125
Total estimated fair value		$(166)		$130

We have terminated certain commodity derivative contracts that were previously designated as cash flow hedges for which the original contract months are yet to occur. See further discussion below under Effect of Derivative Instruments – Accumulated Other Comprehensive Income (Loss).
Effect of Derivative Instruments – Condensed Consolidated Balance Sheets
The following table presents the fair value and location of each classification of derivative instrument included in the condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019 on a gross basis and after same-counterparty netting:

Balance Sheet Classification	Gross Fair Value	Amounts Netted in the Consolidated Balance Sheets	Net Fair Value Presented in the Consolidated Balance Sheets
	($ in millions)
As of September 30, 2020
Commodity Contracts:
Short-term derivative asset	$12	$(12)	$—
Long-term derivative asset	4	(4)	—
Short-term derivative liability	(117)	12	(105)
Long-term derivative liability	(65)	4	(61)
Total derivatives	$(166)	$—	$(166)

As of December 31, 2019
Commodity Contracts:
Short-term derivative asset	$174	$(40)	$134
Short-term derivative liability	(42)	40	(2)
Long-term derivative liability	(2)	—	(2)
Total derivatives	$130	$—	$130

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Effect of Derivative Instruments – Condensed Consolidated Statements of Operations
The components of oil, natural gas and NGL revenues for the Current Quarter, the Prior Quarter, the Current Period and the Prior Period are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	($ in millions)
Oil, natural gas and NGL revenues	$672	$1,003	$2,006	$3,412
Gains (losses) on undesignated oil, natural gas and NGL derivatives	(154)	175	597	167
Losses on terminated cash flow hedges	(7)	(8)	(24)	(26)
Total oil, natural gas and NGL revenues	$511	$1,170	$2,579	$3,553
The components of marketing revenues for the Current Quarter, the Prior Quarter, the Current Period and the Prior Period are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	($ in millions)
Marketing revenues	$448	$889	$1,412	$3,042
Losses on undesignated marketing natural gas derivatives	—	—	—	(4)
Total marketing revenues	$448	$889	$1,412	$3,038

Effect of Derivative Instruments – Accumulated Other Comprehensive Income (Loss)
A reconciliation of the changes in accumulated other comprehensive income (loss) in our condensed consolidated statements of stockholders’ equity related to our cash flow hedges is presented below:

	Three Months Ended September 30,
	2020		2019
	Before Tax	After Tax	Before Tax	After Tax
	($ in millions)
Balance, beginning of period	$(28)	$29	$(62)	$(5)
Losses reclassified to income	7	7	8	8
Balance, end of period	$(21)	$36	$(54)	$3

	Nine Months Ended September 30,
	2020		2019
	Before Tax	After Tax	Before Tax	After Tax
	($ in millions)
Balance, beginning of period	$(45)	$12	$(80)	$(23)
Losses reclassified to income	24	24	26	26
Balance, end of period	$(21)	$36	$(54)	$3
The accumulated other comprehensive loss as of September 30, 2020 represents the net deferred loss associated with commodity derivative contracts that were previously designated as cash flow hedges for which the original contract months are yet to occur. Remaining deferred gain or loss amounts will be recognized in earnings in the month for which

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

the original contract months are to occur. As of September 30, 2020, we expect to transfer approximately $16 million of net loss included in accumulated other comprehensive income (loss) to net income (loss) during the next 12 months. The remaining amounts will be transferred by December 31, 2022.
Credit Risk Considerations
Our derivative instruments expose us to our counterparties’ credit risk. To mitigate this risk, we enter into derivative contracts only with counterparties that have a high credit rating or are deemed by us to have acceptable credit strength, and are deemed by management to be competent and competitive market-makers, and we attempt to limit our exposure to non-performance by any single counterparty. As of September 30, 2020, our oil, natural gas and NGL derivative instruments were spread among seven counterparties.
Hedging Arrangements
Certain of our hedging arrangements are with counterparties that are also lenders (or affiliates of lenders) under our DIP Credit Facility. The contracts entered into with these counterparties are secured by the same collateral that secures the pre-petition revolving credit facility. In addition, we enter into bilateral hedging agreements with other counterparties. The counterparties’ and our obligations under the bilateral hedging agreements must be secured by cash or letters of credit to the extent that any mark-to-market amounts owed to us or by us exceed defined thresholds. As of September 30, 2020, we did not have any cash or letters of credit posted as collateral for our commodity derivatives.
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
The following table provides information for financial assets (liabilities) measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
		($ in millions)
As of September 30, 2020
Derivative Assets (Liabilities):
Commodity assets	$—	$14	$—	$14
Commodity liabilities	—	(180)	—	(180)
Total derivatives	$—	$(166)	$—	$(166)

As of December 31, 2019
Derivative Assets (Liabilities):
Commodity assets	$—	$160	$14	$174
Commodity liabilities	—	(42)	(2)	(44)
Total derivatives	$—	$118	$12	$130

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

A summary of the changes in the fair values of our financial assets (liabilities) classified as Level 3 during the Current Period and the Prior Period is presented below:

	Commodity Derivatives	Utica Contingent Consideration
	($ in millions)
Balance, as of January 1, 2020	$12	$—
Total gains (losses) (realized/unrealized):
Included in earnings(a)	3	—
Total purchases, issuances, sales and settlements:
Settlements	(15)	—
Balance, as of September 30, 2020	$—	$—

Balance, as of January 1, 2019	$87	$7
Total gains (losses) (realized/unrealized):
Included in earnings(a)	(47)	(7)
Total purchases, issuances, sales and settlements:
Settlements	(8)	—
Balance, as of September 30, 2019	$32	$—
___________________________________________

(a)		Commodity Derivatives		Utica Contingent Consideration

		2020	2019	2020	2019
		($ in millions)
	Total gains (losses) included in earnings for the period	$3	$(47)	$—	$(7)
	Change in unrealized gains (losses) related to assets still held at reporting date	$—	$(57)	$—	$(7)

12.	Exploration Expense
A summary of our exploration expense for the Current Quarter, the Prior Quarter, the Current Period and the Prior Period is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	($ in millions)
Impairments of unproved properties	$3	$1	$402	$26
Dry hole expense	—	8	7	8
Geological and geophysical expense and other	2	8	8	22
Exploration expense	$5	$17	$417	$56

Unproved oil and natural gas properties are periodically assessed for impairment by considering future drilling and exploration plans, results of exploration activities, commodity price outlooks, planned future sales and expiration of all or a portion of the projects. The exploration expense charges during the Current Period are the result of non-cash impairment charges in unproved properties, primarily in our Brazos Valley, Haynesville, Powder River Basin and Mid-Continent operating areas.

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

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

14.	Capitalized Exploratory Well Costs
A summary of the changes in our capitalized well costs for the Current Period is detailed below.

Nine Months Ended September 30, 2020
($ in millions)
Balance as of January 1	$7
Charges to exploration expense	(7)
Balance as of September 30	$—

As of September 30, 2020, there were no drilling and completion costs on exploratory wells pending determination of proved reserves capitalized for greater than one year.

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
In the Prior Period, in connection with the acquisition of WildHorse, we obtained a 50% membership interest in JWH Midstream LLC (JWH). The carrying value of our investment in JWH, which was being accounted for as an equity method investment, was approximately $17 million as of March 31, 2019. In the Prior Period, we paid approximately $7 million to terminate our involvement in the partnership. This removed us from any future obligations related to this joint venture and, therefore, we impaired the full value of the investment and recognized an approximate $23 million expense in the Prior Period.

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
In the Prior Period, we recorded approximately $34 million of costs related to our acquisition of WildHorse which consisted of consulting fees, financial advisory fees, legal fees and travel and lodging expenses. In addition, we recorded approximately $38 million of severance expense as a result of the acquisition of WildHorse. A majority of the WildHorse executives and employees were terminated. These executives and employees were entitled to severance benefits in accordance with existing employment agreements.

17.	Separation and Other Termination Costs
In the Current Quarter and the Current Period, we incurred charges of approximately $16 million and $43 million, respectively, related to one-time termination benefits for certain employees. The Current Quarter amount was paid in October 2020.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

18.	Condensed Combined Debtor-in-Possession Financial Information
The financial statements below represent the condensed combined financial statements of the Debtors as of September 30, 2020 and December 31, 2019 and for the three and nine months ended September 30, 2020 and 2019.

Condensed Combined Balance Sheets	Total Combined Debtor Entities
	September 30, 2020	December 31, 2019
ASSETS	($ in millions)
CURRENT ASSETS:
Cash and cash equivalents	$304	$4
Other current assets	765	1,244
Total Current Assets	1,069	1,248
PROPERTY AND EQUIPMENT:
Oil and natural gas properties, based on successful efforts accounting, net	4,637	13,586
Other property and equipment, net	992	1,118
Property and equipment held for sale, net	10	10
Total Property and Equipment, Net	5,639	14,714
Other long-term assets	185	187
Investments in subsidiaries and intercompany advances	(11)	6
TOTAL ASSETS	$6,882	$16,155
LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current liabilities	$3,105	$2,391
Total Current Liabilities	3,105	2,391
Long-term debt, net	—	9,073
Deferred income tax liabilities	—	10
Other long-term liabilities	289	317
Liabilities subject to compromise	8,428	—
Total Liabilities	11,822	11,791
EQUITY (DEFICIT):
Chesapeake Stockholders’ Equity (Deficit)	(4,940)	4,364
Total Equity (Deficit)	(4,940)	4,364
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$6,882	$16,155

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Condensed Combined Statements of Operations	Total Combined Debtor Entities
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	($ in millions)
REVENUES AND OTHER:
Oil, natural gas and NGL	$510	$1,167	$2,574	$3,543
Marketing	448	889	1,412	3,038
Total Revenues	958	2,056	3,986	6,581
Other	15	15	45	45
Gains on sales of assets	1	13	1	33
Total Revenues and Other	974	2,084	4,032	6,659
OPERATING EXPENSES:
Oil, natural gas and NGL production	82	135	295	394
Oil, natural gas and NGL gathering, processing and transportation	257	268	810	810
Severance and ad valorem taxes	37	55	116	168
Exploration	5	17	417	56
Marketing	450	901	1,438	3,071
General and administrative	52	66	228	257
Separation and other termination costs	16	—	43	—
Provision for legal contingencies, net	12	—	20	3
Depreciation, depletion and amortization	170	572	929	1,668
Impairments	—	9	8,489	11
Other operating expense	4	15	92	79
Total Operating Expenses	1,085	2,038	12,877	6,517
INCOME (LOSS) FROM OPERATIONS	(111)	46	(8,845)	142
OTHER INCOME (EXPENSE):
Interest expense	(25)	(177)	(307)	(513)
Losses on investments	—	(4)	(23)	(28)
Gains on purchases or exchanges of debt	—	70	65	70
Other income	2	3	14	30
Reorganization items, net	(611)	—	(217)	—
Equity in net losses of subsidiary	—	—	(18)	—
Total Other Expense	(634)	(108)	(486)	(441)
LOSS BEFORE INCOME TAXES	(745)	(62)	(9,331)	(299)
Income tax benefit	—	(1)	(13)	(315)
NET INCOME (LOSS)	(745)	(61)	(9,318)	16
Other comprehensive income	7	8	24	26
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CHESAPEAKE	$(738)	$(53)	$(9,294)	$42

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Condensed Combined Statements of Cash Flows	Total Combined Debtor Entities
	Nine Months Ended September 30,
	2020	2019
	($ in millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Cash Provided By Operating Activities	$1,153	$1,178
CASH FLOWS FROM INVESTING ACTIVITIES:
Drilling and completion costs	(946)	(1,640)
Business combination, net	—	(353)
Acquisitions of proved and unproved properties	(9)	(31)
Proceeds from divestitures of proved and unproved properties	10	110
Additions to other property and equipment	(18)	(27)
Proceeds from sales of other property and equipment	5	6
Net Cash Used In Investing Activities	(958)	(1,935)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from pre-petition revolving credit facility borrowings	3,806	8,805
Payments on pre-petition revolving credit facility borrowings	(3,467)	(7,495)
Proceeds from DIP credit facility borrowings	60	—
Payments on DIP credit facility borrowings	(60)	—
DIP credit facility and exit facilities financing costs	(109)	—
Cash paid to purchase debt	(95)	(457)
Cash paid for preferred stock dividends	(22)	(69)
Other financing activities	(8)	(19)
Net Cash Provided By Financing Activities	105	765
Net increase in cash and cash equivalents	300	8
Cash and cash equivalents, beginning of period	4	3
Cash and cash equivalents, end of period	$304	$11

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

19.	Subsequent Events
On October 13, 2020, we filed a notice with the Bankruptcy Court that we reached an agreement with Tapstone Energy as the “Stalking Horse” bidder to sell our Mid-Continent asset for $85 million in a 363 transaction under the Bankruptcy Code. A Bankruptcy Court supervised auction will be held on November 10, 2020, in which other pre-qualified buyers may submit bids for the asset. We will then present the results of the auction process to the Bankruptcy Court for its final approval of the sale on November 13, 2020. We anticipate the transaction will close on December 11, 2020.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
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
Reflected above represents material changes to estimated reserves from December 31, 2019 through March 31, 2020. There were no material changes to estimated reserves in the second quarter of 2020 or in the Current Quarter. During the quarter ended March 31, 2020, revisions of previous estimates decreased primarily due to updates to our five-year development plan in contemplation of ongoing market conditions and uncertainty regarding our ability to finance the development of our proved reserves over a five-year period.

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
On October 13, 2020, we filed a notice with the Bankruptcy Court that we reached an agreement with Tapstone Energy as the “Stalking Horse” bidder to sell our Mid-Continent asset for $85 million in a 363 transaction under the Bankruptcy Code. A Bankruptcy Court supervised auction will be held on November 10, 2020, in which other pre-qualified buyers may submit bids for the asset. We will then present the results of the auction process to the Bankruptcy Court for its final approval of the sale on November 13, 2020. We anticipate the transaction will close on December 11, 2020.
See Note 1 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for a complete discussion of the Chapter 11 Cases.
Delisting of our Common Stock from the New York Stock Exchange
Our common stock was previously listed on the New York Stock Exchange (the “NYSE”) under the symbol “CHK.” As a result of our failure to satisfy the continued listing requirements of the NYSE, on June 29, 2020, our common stock ceased to trade on the NYSE. Since June 30, 2020, our common stock has been quoted on the OTC Pink Marketplace maintained by the OTC Markets Group, Inc. under the symbol “CHKAQ.” On July 20, 2020, the NYSE filed a Form 25 with the SEC to delist our common stock, senior notes and cumulative convertible preferred stock from the NYSE. The delisting was effective 10 days after the Form 25 was filed and our common stock, senior notes and cumulative convertible preferred stock were deregistered under Section 12(b) of the Exchange Act on October 18, 2020.
COVID-19 Pandemic and Impact on Global Demand for Oil and Natural Gas
The global spread of COVID-19 created significant volatility, uncertainty, and economic disruption during the first nine months of 2020. The pandemic has reached more than 200 countries and territories and has resulted in widespread adverse impacts on the global economy and on our customers and other parties with whom we have business relations. State and local authorities have also implemented multi-step policies with the goal of re-opening. However, certain jurisdictions began re-opening only to return to restrictions in the face of increases in new COVID-19 cases. To date, we have experienced limited operational impacts as a result of the restrictions from working remotely or COVID-19 directly. As an essential business under the guidelines issued by each of the states in which we operate, we have been allowed to continue operations. As a result, since mid-March, we have restricted access to all of our offices and for a period of time directed employees to work remotely to the extent possible. We began to re-open our offices in phases beginning mid-May and special precautions have been implemented to minimize the risk of exposure. These actions have allowed us to maintain the engagement and connectivity of our personnel. However, due to severe impacts from the global COVID-19 pandemic on the global demand for oil and natural gas, financial results may not necessarily be indicative of operating results for the entire year. Moreover, future operations could be negatively affected if a significant number of our employees are quarantined as a result of exposure to the virus.
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
As of the date of this Form 10-Q, our efforts to respond to the challenges presented by the conditions described above and minimize the impacts to our business have yielded results. We have moved quickly to implement strategies to reduce costs, increase operational efficiencies and lower our capital spending. In April we underwent a reduction in workforce impacting approximately 13% of our employees, and in September we underwent an additional reduction in workforce impacting another 12% of our employees. In connection with such reductions, we recorded non-recurring charges of approximately $16 million and $43 million in the Current Quarter and the Current Period, respectively, and we anticipate an estimated annualized savings of approximately $70 million. Due to the significant drop in oil prices and midstream constraints in the Current Quarter and the Current Period, we shut-in wells and delayed turn-in-lines, which reduced our oil production by approximately 50%, 25% and 10% in May, June and July, respectively. As market conditions improve, we have returned most wells to production and intend to complete most of our drilled but uncompleted wells. We anticipate our capital expenditures for the remainder of the year will be focused primarily on our natural gas assets. We have not received any funding under the CARES Act or other federal programs to support our operations and do not anticipate that we will. We are continuing to address concerns to protect the health and safety of our employees and those of our customers and other business counterparties, and this includes changes to comply with health-related guidelines as they are modified and supplemented.
We cannot predict the full impact that COVID-19 or the significant disruption and volatility currently being experienced in the oil and natural gas markets will have on our business, cash flows, liquidity, financial condition and results of operations at this time due to numerous uncertainties. The ultimate impacts will depend on future developments, including, among others, the ultimate geographic spread of the virus, the consequences of governmental and other measures designed to prevent the spread of the virus, the development of effective treatments, the duration of the outbreak, actions taken by members of Organization of Petroleum Exporting Countries (OPEC+) and other foreign, oil-exporting countries, governmental authorities, customers and other thirds parties, workforce availability, and the timing and extent to which normal economic and operating conditions resume. For additional discussion regarding risks associated with the COVID-19 pandemic, see Item 1A “Risk Factors” in this report.
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
The Rights Agreement is intended to protect value by preserving our ability to use our tax attributes to offset potential future income taxes for federal income tax purposes. Our ability to use our tax attributes would be substantially limited if we experience an Ownership Change. The Rights Agreement is intended to reduce the likelihood of an Ownership Change prior to confirmation of the Plan by the Bankruptcy Court by deterring any person or group of affiliated or associated persons from acquiring beneficial ownership of 4.9% or more of the outstanding shares of our common stock.
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
Recent Events Affecting Liquidity
On June 28, 2020, prior to the commencement of the Chapter 11 Cases, the Company entered into a commitment letter (the “Commitment Letter”) with certain of the lenders under the pre-petition revolving credit facility and/or their affiliates (collectively, the “Commitment Parties”), pursuant to which, and subject to the satisfaction of certain customary conditions, including the approval of the Bankruptcy Court, the Commitment Parties agreed to provide the Debtors with a post-petition senior secured super-priority debtor-in-possession revolving credit facility in an aggregate principal amount of up to approximately $2.104 billion (the “DIP Credit Facility”), consisting of a revolving loan facility of new money in an aggregate principal amount of up to $925 million, which includes a sub-facility of up to $200 million for the issuance of letters of credit, and an up to approximately $1.179 billion term loan that reflects the roll-up of a portion of outstanding borrowings under the pre-petition revolving credit facility. Pursuant to the Commitment Letter, the Commitment Parties also committed to provide, subject to certain conditions, an up to $2.5 billion exit credit facility, consisting of an up to $1.75 billion revolving credit facility (the “Exit Revolving Facility”) and an up to $750 million senior secured term loan facility (the “Exit Term Loan Facility” and, together with the Exit Revolving Facility, the “Exit Credit Facilities”). The terms and conditions of the DIP Credit Facility are set forth in the DIP Credit Agreement (the “DIP Credit Agreement”) attached to the Commitment Letter. The financing package provides us the capital necessary to fund our operations during the Court-supervised Chapter 11 reorganization proceedings. The proceeds of the DIP Credit Facility may be used for, among other things, post-petition working capital, permitted capital investments, general corporate purposes, letters of credit, administrative costs, premiums, expenses and fees for the transactions contemplated by the Chapter 11 Cases, payment of court approved adequate protection obligations, and other such purposes consistent with the DIP Credit Facility. On July 1, 2020, the Company, as borrower, entered into the DIP Credit Agreement along with the Debtor guarantors party thereto, MUFG Union Bank, N.A., as agent, and the other lender, issuer, and agent parties thereto with the other Debtors party thereto. On September 15, 2020, we entered into the first amendment to the DIP Credit Agreement. The amendment, among other things, amends the maximum hedging covenant to allow the Debtors to enter into additional non-speculative hedge agreements based on forecasted production. See Note 4 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion of our DIP Credit Facility.
As of September 30, 2020 and December 31, 2019, we had a cash balance of $306 million and $6 million, respectively. As of September 30, 2020 and December 31, 2019, we had a net working capital deficit of $2.033 billion and $1.141 billion, respectively. Additionally, our DIP Credit Facility was approved by the Bankruptcy Court on a final basis on July 31, 2020 which allows us up to $925 million of borrowing capacity. As of September 30, 2020, we had no outstanding borrowings under our DIP Credit Facility.
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
Derivative and Hedging Activities
Our results of operations and cash flows are impacted by changes in market prices for oil, natural gas and NGL. To mitigate a portion of our exposure to adverse market price changes, we enter into various derivative instruments. Our oil, natural gas and NGL derivative activities, when combined with our sales of oil, natural gas and NGL, allow us to better predict the total revenue we expect to receive. Pursuant to the RSA associated with our Chapter 11 Cases, we are required to hedge a certain amount of our production with our DIP Credit Facility lenders. See Note 1 for additional details regarding these hedging requirements.
As of November 5, 2020, including October and November derivative contracts that have settled, we had 2020 downside oil price protection through swaps at an average price of $41.97 per bbl. We had 2020 downside gas price protection through swaps at $2.45 per mcf.

Oil Derivatives(a)
Year	Type of Derivative Instrument	Notional Volume	Average NYMEX Price
		(mmbbls)
2020	Fixed-price swaps	4	$41.97
2021	Fixed-price swaps	15	$42.18
2022	Fixed-price swaps	6	$42.34
Natural Gas Derivatives(a)
Year	Type of Derivative Instrument	Notional Volume	Average NYMEX Price
		(bcf)
2020	Fixed-price swaps(b)	121	$2.45
2020	Basis protection swaps	9	($0.64)
2021	Fixed-price swaps(b)	518	2.67
2021	Two-way collars	30	$2.80/$3.29
2021	Basis protection swaps	13	($0.64)
2022	Fixed-price swaps	209	$2.52
___________________________________________

(a)	Includes amounts settled in October and November 2020.

(b)	Includes non-NYMEX fixed-price swaps.
See Note 11 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion of derivatives and hedging activities.
Contractual Obligations and Off-Balance Sheet Arrangements
From time to time, we enter into arrangements and transactions that can give rise to contractual obligations and off-balance sheet commitments. As of September 30, 2020, these arrangements and transactions included (i) certain operating lease agreements, (ii) open purchase commitments, (iii) open delivery commitments, (iv) open drilling commitments, (v) undrawn letters of credit, (vi) open gathering and transportation commitments, and (vii) various other commitments we enter into in the ordinary course of business that could result in future cash obligations.
Capital Expenditures
We have significant control and flexibility over the timing and execution of our development plan, enabling us to reduce our capital spending as needed. As a result of the impact to global oil demand primarily caused by the COVID-19 pandemic, we have significantly reduced our forecasted 2020 capital expenditures to a range of $1.0 billion - $1.2 billion compared to our 2019 capital spending level of $2.2 billion. This reduction in spending will reduce our future production levels. Management continues to review operational plans for 2020 and beyond, which could result in changes to projected capital expenditures and projected revenues from sales of oil, natural gas and NGL.
Sources of Funds
The following table presents the sources of our cash and cash equivalents for the Current Period and the Prior Period.

	Nine Months Ended September 30,
	2020	2019
	($ in millions)
Cash provided by operating activities	$1,155	$1,182
Proceeds from divestitures of proved and unproved properties, net	10	110
Proceeds from revolving pre-petition credit facility borrowings, net	339	1,310
Proceeds from sales of other property and equipment, net	5	6
Total sources of cash and cash equivalents	$1,509	$2,608
Cash Flows from Operating Activities
Cash provided by operating activities was $1.155 billion in the Current Period compared to $1.182 billion in the Prior Period. The decrease in the Current Period is primarily due to lower prices for the oil, natural gas and NGL we sold and lower volumes of oil, natural gas and NGL sold. Cash flows from operations are largely affected by the same factors that affect our net income, excluding various non-cash items, such as depreciation, depletion and amortization, certain impairments, gains or losses on sales of assets, deferred income taxes and mark-to-market changes in our open derivative instruments. The Current Period was impacted by COVID-19 and the related economic volatility and a continued low level of demand or depressed prices for oil and natural gas has had a continued material adverse effect on our cash flows. See further discussion below under Results of Operations.

Uses of Funds
The following table presents the uses of our cash and cash equivalents for the Current Period and the Prior Period:

	Nine Months Ended September 30,
	2020	2019
	($ in millions)
Oil and Natural Gas Expenditures:
Drilling and completion costs	$946	$1,640
Acquisitions of proved and unproved properties	9	31
Total oil and natural gas expenditures	955	1,671
Other Uses of Cash and Cash Equivalents:
Cash paid to purchase debt	95	457
DIP credit facility and exit facilities financing costs	109	—
Business combination, net	—	353
Additions to other property and equipment	18	27
Preferred stock dividends paid	22	69
Other	10	21
Total other uses of cash and cash equivalents	254	927
Total uses of cash and cash equivalents	$1,209	$2,598
Drilling and Completion Costs
Our drilling and completion costs decreased in the Current Period compared to the Prior Period primarily as a result of decreased drilling and completion activity mainly in our liquids-rich plays.
Cash Paid to Purchase Debt
In the Current Period, we repurchased approximately $160 million aggregate principal amount of our senior notes for $95 million. See Note 4 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion of the notes repurchased.
DIP Credit Facility Financing Costs
In the Current Period, we paid $109 million of one-time fees to lenders to establish our DIP Credit Facility and Exit Credit Facilities.
Business Combination - Acquisition of WildHorse
In the Prior Period, we acquired WildHorse for approximately 717.4 million shares of our common stock, or 3.6 million shares retroactively adjusted to reflect a 1-for-200 (1:200) reverse stock split effective April 14, 2020, and $381 million less $28 million of cash held by WildHorse as of the acquisition date.
Dividends
We paid dividends of $22 million and $69 million on our preferred stock in the Current Period and the Prior Period, respectively. On April 17, 2020, we announced that we were suspending payment of dividends on each series of our outstanding convertible preferred stock. Pursuant to the RSA associated with our Chapter 11 Cases, each holder of an equity interest in Chesapeake would have such interest canceled, released, and extinguished without any distribution. See Note 1 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for additional information about the Chapter 11 Cases.

Results of Operations
Oil, Natural Gas and NGL Production and Average Sales Prices

	Three Months Ended September 30, 2020
	Oil		Natural Gas		NGL		Total
	mbbl per day	$/bbl	mmcf per day	$/mcf	mbbl per day	$/bbl	mboe per day	%	$/boe
Marcellus	—	—	1,069	1.40	—	—	178	40	8.37
Haynesville	—	—	549	1.81	—	—	91	21	10.86
Eagle Ford	51	39.79	132	2.08	22	12.81	95	21	27.31
Brazos Valley	36	38.45	43	0.80	5	6.69	49	11	29.82
Powder River Basin	10	38.69	41	1.79	3	15.94	20	4	25.98
Mid-Continent	4	40.12	31	1.63	3	11.58	12	3	20.15
Retained assets(a)	101	39.31	1,865	1.56	33	11.94	445	100	16.40
Divested assets	—	—	2	5.38	—	—	—	—	—
Total	101	39.31	1,867	1.57	33	11.94	445	100%	16.40

	Three Months Ended September 30, 2019
	Oil		Natural Gas		NGL		Total
	mbbl per day	$/bbl	mmcf per day	$/mcf	mbbl per day	$/bbl	mboe per day	%	$/boe
Marcellus	—	—	928	1.85	—	—	154	32	11.11
Haynesville	—	—	694	2.03	—	—	116	24	12.17
Eagle Ford	51	60.13	162	2.13	16	14.24	94	20	38.62
Brazos Valley	36	58.23	62	1.70	6	8.84	53	11	43.07
Powder River Basin	20	54.20	86	1.96	5	11.49	39	8	33.08
Mid-Continent	8	55.24	57	1.63	5	12.06	22	5	26.28
Retained assets(a)	115	58.18	1,989	1.93	32	12.44	478	100	22.79
Divested assets	—	—	—	—	—	—	—	—	—
Total	115	58.18	1,989	1.93	32	12.44	478	100%	22.79

	Nine Months Ended September 30, 2020
	Oil		Natural Gas		NGL		Total
	mbbl per day	$/bbl	mmcf per day	$/mcf	mbbl per day	$/bbl	mboe per day	%	$/boe
Marcellus	—	—	1,032	1.57	—	—	172	38	9.43
Haynesville	—	—	535	1.66	—	—	89	20	9.95
Eagle Ford	51	38.27	136	2.08	19	11.58	93	21	26.56
Brazos Valley	38	36.52	54	0.68	6	4.61	53	12	27.00
Powder River Basin	14	35.71	60	1.71	4	13.19	28	6	23.25
Mid-Continent	4	37.49	39	1.85	3	11.44	14	3	19.43
Retained assets(a)	107	37.32	1,856	1.62	32	10.31	449	100	16.32
Divested assets	—	—	1	3.23	—	—	—	—	—
Total	107	37.32	1,857	1.62	32	10.31	449	100%	16.32

	Nine Months Ended September 30, 2019
	Oil		Natural Gas		NGL		Total
	mbbl per day	$/bbl	mmcf per day	$/mcf	mbbl per day	$/bbl	mboe per day	%	$/boe
Marcellus	—	—	935	2.57	—	—	156	32	15.45
Haynesville	—	—	734	2.46	—	—	122	25	14.78
Eagle Ford	57	61.95	153	2.77	20	16.75	102	21	41.95
Brazos Valley(b)	31	60.38	47	1.80	5	8.89	44	9	45.75
Powder River Basin	18	54.28	86	2.51	5	15.66	38	8	34.15
Mid-Continent	9	55.57	58	2.16	5	17.05	23	5	29.25
Retained assets(a)	115	59.78	2,013	2.52	35	15.50	485	100	25.71
Divested assets	—	—	2	1.37	—	—	1	—	—
Total	115	59.78	2,015	2.51	35	15.50	486	100%	25.70

___________________________________________

(a)	Includes assets retained as of September 30, 2020.
(b) Average production per day since the date of the WildHorse acquisition on February 1, 2019, 242 days, was 35 mbbl, 53 mmcf and 6 mbbl for oil, natural gas and NGL, respectively.
Oil, Natural Gas and NGL Sales

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
	($ in millions)
Oil	$366	$613	(40)%	$1,091	$1,879	(42)%
Natural gas	270	353	(24)%	824	1,384	(40)%
NGL	36	37	(3)%	91	149	(39)%
Oil, natural gas and NGL sales	$672	$1,003	(33)%	$2,006	$3,412	(41)%
The net decrease in oil, natural gas and NGL sales in the Current Quarter of $331 million is primarily attributable to (i) $262 million decrease in revenues due to decreases in the average price received per boe and (ii) $69 million decrease in revenues due to decreased sales volumes from production curtailments, natural declines and shut-in wells.
The net decrease in oil, natural gas and NGL sales in the Current Period of $1.406 billion is primarily attributable to (i) $1.152 billion decrease in revenues due to decreases in the average price received per boe and (ii) $254 million decrease in revenues due to decreased sales volumes from production curtailments, natural declines and shut-in wells.

Oil and Natural Gas Derivatives

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	($ in millions)
Oil derivatives – realized gains (losses)	$2	$26	$698	$18
Oil derivatives – unrealized gains (losses)	(4)	98	(9)	(67)
Total gains (losses) on oil derivatives	(2)	124	689	(49)

Natural gas derivatives – realized gains (losses)	5	83	179	71
Natural gas derivatives – unrealized gains (losses)	(164)	(40)	(295)	119
Total gains (losses) on natural gas derivatives	(159)	43	(116)	190
Total gains (losses) on oil and natural gas derivatives	$(161)	$167	$573	$141
See Note 11 of the notes to our condensed consolidated financial statements included in Item 1 of this report for a discussion of our derivative activity.
Marketing Revenues and Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
	($ in millions)
Marketing revenues	$448	$889	(50)%	$1,412	$3,038	(54)%
Marketing expenses	450	901	(50)%	1,438	3,071	(53)%
Marketing margin	$(2)	$(12)	(83)%	$(26)	$(33)	21%
Marketing revenues and expenses decreased in the Current Quarter and the Current Period primarily as a result of decreased oil, natural gas, and NGL prices received in our marketing operations and less volumes being marketed. Marketing margin increased in the Current Quarter and the Current Period primarily due to improved margins related to non-equity transactions.
Other Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
	($ in millions)
Other revenue	$15	$15	—%	$45	$45	—%
Other revenue relates primarily to the amortization of deferred VPP revenue. Our remaining deferred revenue balance of $22 million will be amortized on a straight-line basis through 2021. See Note 6 of the notes to our condensed consolidated financial statements included in Item 1 of this report for further discussion of our VPP.

Oil, Natural Gas and NGL Production Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
	($ in millions, except per unit)
Marcellus	$8	$9	(11)%	$24	$27	(11)%
Haynesville	10	12	(17)%	32	39	(18)%
Eagle Ford	24	45	(47)%	85	141	(40)%
Brazos Valley	17	25	(32)%	67	62	8%
Powder River Basin	9	20	(55)%	37	51	(27)%
Mid-Continent	14	24	(42)%	50	75	(33)%
Retained Assets(a)	82	135	(39)%	295	395	(25)%
Divested Assets	—	—	—%	—	(1)	(100)%
Total oil, natural gas and NGL production expenses	$82	$135	(39)%	$295	$394	(25)%

	($ per boe)
Marcellus	$0.49	$0.63	(22)%	$0.51	$0.62	(18)%
Haynesville	$1.20	$1.16	3%	$1.30	$1.13	15%
Eagle Ford	$2.73	$5.23	(48)%	$3.34	$4.94	(32)%
Brazos Valley	$3.83	$5.28	(27)%	$4.61	$5.92	(22)%
Powder River Basin	$4.53	$5.47	(17)%	$4.74	$4.76	—%
Mid-Continent	$13.11	$12.04	9%	$13.69	$11.36	21%
Retained Assets(a)	$1.99	$3.09	—%	$2.40	$2.97	—%
Divested Assets	$—	$—	—%	$—	$—	—%
Total oil, natural gas and NGL production expenses per boe	$1.99	$3.09	(36)%	$2.40	$2.97	(19)%
___________________________________________
(a) Includes assets retained as of September 30, 2020.
The absolute and per unit decrease in the Current Quarter and the Current Period is primarily the result of production curtailments and reduced workover activity in the liquids-rich operating areas due to lower commodity prices.
Oil, Natural Gas, and NGL Gathering, Processing and Transportation Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
	($ in millions, except per unit)
Oil, natural gas and NGL gathering, processing and transportation expenses	$258	$270	(4)%	$813	$815	—%
Oil ($ per bbl)	$4.23	$3.53	20%	$3.82	$3.12	22%
Natural gas ($ per mcf)	$1.19	$1.19	—%	$1.29	$1.21	7%
NGL ($ per bbl)	$4.52	$5.19	(13)%	$5.20	$5.27	(1)%
Total ($ per boe)	$6.28	$6.12	3%	$6.61	$6.14	8%
The per unit increase in oil, natural gas and NGL gathering, processing and transportation expenses was primarily due to the increase in transportation expense related to oil deficiency fees for our Eagle Ford operating area and production curtailments.

Severance and Ad Valorem Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
	($ in millions, except per unit)
Severance taxes	$20	$35	(43)%	$63	$109	(42)%
Ad valorem taxes	17	20	(15)%	53	59	(10)%
Severance and ad valorem taxes	$37	$55	(33)%	$116	$168	(31)%

Severance taxes per boe	$0.50	$0.79	(37)%	$0.51	$0.82	(38)%
Ad valorem taxes per boe	0.40	0.44	(9)%	0.43	0.44	(2)%
Severance and ad valorem taxes per boe	$0.90	$1.23	(27)%	$0.94	$1.26	(25)%
The decrease in severance taxes was primarily due to the reduction in net revenue value as a result of decreased prices in areas where tax is calculated on net revenue instead of production. The decrease in ad valorem taxes is primarily due to lower assessed property values for 2020 compared to 2019.
Exploration Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
	($ in millions)
Impairments of unproved properties	$3	$1	200%	$402	$26	1,446%
Dry hole expense	—	8	—%	7	8	(13)%
Geological and geophysical expense and other	2	8	(75)%	8	22	(64)%
Exploration expense	$5	$17	(71)%	$417	$56	645%
The increase in exploration expense in the Current Period is the result of non-cash impairment charges in unproved properties, primarily in our Brazos Valley, Haynesville, Powder River Basin and Mid-Continent operating areas. See Note 12 of the notes to our condensed consolidated financial statements included in Item 1 of this report for further discussion.
General and Administrative Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
	($ in millions, except per unit)
Gross compensation and overhead	$122	$150	(19)%	$472	$530	(11)%
Allocated to production expenses	(24)	(33)	(27)%	(78)	(105)	(26)%
Allocated to marketing expenses	(3)	(3)	—%	(9)	(11)	(18)%
Allocated to exploration expenses	—	(2)	(100)%	—	(8)	(100)%
Allocated to sand mine expenses	—	(2)	(100)%	(3)	(5)	(40)%
Capitalized general and administrative expenses	(11)	(11)	—%	(48)	(37)	30%
Reimbursed from third parties	(32)	(33)	(3)%	(105)	(106)	(1)%
General and administrative expenses, net	$52	$66	(21)%	$229	$258	(11)%

General and administrative expenses, net per boe	$1.27	$1.48	(14)%	$1.86	$1.94	(4)%

The $14 million decrease in general and administrative expenses in the Current Quarter is primarily attributable to $27 million in cost reduction initiatives, including decreases in salary and benefits resulting from reductions in workforce in the Current Quarter, the second quarter of 2020 and the fourth quarter of 2019. These decreases were partially offset by a decrease in allocated compensation expense of $13 million.
The $29 million decrease in general and administrative expenses in the Current Period is primarily attributable to $100 million in cost reduction initiatives, including decreases in salary and benefits resulting from reduction in workforce in the Current Period and the fourth quarter of 2019. These decreases were partially offset by $43 million in fees for legal, financial and restructuring advisors in preparation for the Chapter 11 Cases and a decrease in allocated compensation expense of $28 million.
Separation and Other Termination Costs
In the Current Quarter and the Current Period, we incurred charges of approximately $16 million and $43 million, respectively, related to one-time termination benefits for certain employees.
Depreciation, Depletion and Amortization

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
	($ in millions, except per unit)
Depreciation, depletion and amortization	$170	$573	(70)%	$931	$1,672	(44)%
Depreciation, depletion and amortization per boe	$4.17	$13.04	(68)%	$7.58	$12.60	(40)%
The absolute and per unit decrease in the Current Quarter and the Current Period is primarily the result of an $8.446 billion impairment recognized in the Current Period on our proved oil and natural gas properties due to lower forecasted commodity prices, which reduced the depletable carrying value.
Impairments

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	($ in millions)
Impairments of proved oil and natural gas properties	$—	$8	$8,446	$8
Impairments of other fixed assets and other	—	1	76	3
Total impairments	$—	$9	$8,522	$11
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
Other Operating Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	($ in millions)
Other operating expense	$4	$15	$92	$79
In the Current Period, we terminated certain gathering, processing and transportation contracts and recognized a non-recurring $80 million expense related to the contract terminations. The contract terminations removed approximately $169 million of future commitments related to gathering, processing and transportation agreements.

In the Prior Period, we recorded $34 million of costs related to our acquisition of WildHorse, which consisted of consulting fees, financial advisory fees, legal fees and travel and lodging expenses. Additionally, we recorded $38 million of severance expense as a result of our acquisition of WildHorse. A majority of the WildHorse executives and employees were terminated. These executives and employees were entitled to severance benefits in accordance with existing employment agreements.
Interest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	($ in millions, except per unit)
Interest expense on DIP credit facility	$2	$—	$2	$—
Interest expense on senior notes	—	139	239	420
Interest expense on term loan	—	—	71	—
Interest expense on pre-petition revolving credit facility	23	29	65	69
Amortization of discount, issuance costs and other	2	15	30	43
Amortization of premium	—	—	(87)	—
Realized gains on interest rate derivatives	—	(1)	—	(2)
Unrealized losses on interest rate derivatives	—	1	—	2
Capitalized interest	(2)	(6)	(13)	(19)
Total interest expense	$25	$177	$307	$513

Interest expense per boe	$0.60	$4.00	$2.49	$3.86

Average senior notes borrowings	n/a	$7,930	n/a	$8,098
Average credit facilities borrowings	n/a	$2,301	$1,230	$1,852
Pre-petition revolving credit facility	$1,929	$—	$643	$—
DIP credit facility	$19	$—	$6	$—
The decrease in interest expense on senior notes in the Current Quarter and the Current Period is due to the ongoing Chapter 11 proceedings. We are not paying or recognizing interest expense on any of our outstanding debt other than the pre-petition revolving credit facility and DIP credit facility.
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
In the Prior Period, in connection with the acquisition of WildHorse, we obtained a 50% membership interest in JWH Midstream LLC (JWH). The carrying value of our investment in JWH, which was being accounted for as an equity method investment, was approximately $17 million as of March 31, 2019. In the Prior Period, we paid approximately $7 million to terminate our involvement in the partnership. This removed us from any future obligations related to this joint venture and, therefore, we impaired the full value of the investment and recognized an approximate $24 million expense in the Prior Period.
Gains on Purchases or Exchanges of Debt
In the Current Period, we repurchased approximately $160 million aggregate principal amount of senior notes for $95 million and recorded an aggregate gain of approximately $65 million.

In the Prior Quarter, we privately negotiated exchanges of approximately $507 million principal amount of our outstanding senior notes for 235,563,519 shares of common stock and $186 million principal amount of our outstanding convertible senior notes for 73,389,094 shares of common stock. We recorded an aggregate net gain of approximately $64 million associated with the exchanges. Also in the Prior Quarter, we repurchased approximately $82 million principal amount of our 6.875% Senior Notes due 2025 and recorded a $6 million gain.
Reorganization Items, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	($ in millions)
Write off of unamortized debt premiums (discounts)	$—	$—	$518	$—
Write off of unamortized debt issuance costs	—	—	(61)	—
Debt and equity financing fees	(115)	—	(178)	—
Provision for allowed claims	(465)	—	(465)	—
Legal and professional fees	(40)	—	(40)	—
Gain on settlement of pre-petition accounts payable	12	—	12	—
Loss on settlement of pre-petition revenues payable	(3)	—	(3)	—
Reorganization items, net	$(611)	$—	$(217)	$—
In the Current Quarter and the Current Period, we recorded $115 million and $178 million, respectively, of expense related to the arrangement and funding of our DIP Credit Facility, Exit Credit Facilities, and rights offering. In the Current Quarter and the Current Period we recorded a $465 million provision for expected allowed claims including estimated damages on certain rejected executory contracts. In the Current Period, we recorded $518 million of income related to pre-petition premiums and discounts, offset by $61 million of expense related to deferred charges on debt that is considered subject to compromise. In the Current Quarter and the Current Period, we recorded $40 million of legal and professional fees incurred subsequent to the Chapter 11 filings for the restructuring process.
Income Tax Benefit
No income tax provision was recorded in the Current Quarter and a $13 million income tax benefit was recorded in the Current Period. We recorded a $1 million income tax benefit in the Prior Quarter and a $315 million income tax benefit in the Prior Period. Our effective income tax rate was 0.0% for the Current Quarter and 1.6% for the Prior Quarter. The rate for the Current Period was 0.1% whereas the effective income tax rate for the Prior Period was 105.4%. The rate for the Prior Period was due to the partial release of the valuation allowance against our net deferred tax asset position as a result of the acquisition of WildHorse. Our effective tax rate can fluctuate as a result of the impact of discrete items, state income taxes and permanent differences. See Note 8 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for a discussion of income taxes.

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

•
legislative and regulatory initiatives, including as a result of the November election, addressing environmental concerns, including initiatives addressing the impact of global climate change or further regulating hydraulic fracturing, methane emissions, flaring or water disposal;

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
For the nine months ended September 30, 2020, oil, natural gas, and NGL revenue, excluding any effect of our derivative instruments, were $1.091 billion, $824 million and $91 million, respectively. Based on production, oil, natural gas, and NGL revenue for the nine months ended September 30, 2020 would have increased or decreased by approximately $109 million, $82 million, and $9 million, respectively, for each 10% increase or decrease in prices. As of September 30, 2020, the fair values of our oil and natural gas derivatives were net liabilities of $5 million and $161 million, respectively. A 10% increase or decrease in forward oil prices would decrease or increase the valuation of oil derivatives by approximately $109 million. A 10% increase or decrease in forward natural gas prices would decrease or increase the valuation of natural gas derivatives by approximately $211 million. See Note 11 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further information on our open derivative positions.
Interest Rate Risk
Our exposure to interest rate changes relates primarily to borrowings under our pre-petition revolving credit facility and DIP Credit Facility. Interest is payable on borrowings under the pre-petition revolving credit facility and DIP Credit Facility based on a floating rate. See Note 4 for additional information. As of September 30, 2020, we had $1.929 billion in borrowings outstanding under our pre-petition revolving credit facility and no outstanding borrowings under our DIP Credit Facility. A 1.0% increase in interest rates based on the variable borrowings as of September 30, 2020 would result in an increase in our interest expense of approximately $19 million per year. Changes in interest rates do affect the fair value of our fixed-rate debt.

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
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2020 that our disclosure controls and procedures were effective.
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
Putative statewide class actions in Pennsylvania and Ohio and purported class arbitrations in Pennsylvania have been filed on behalf of royalty owners asserting various claims for damages related to alleged underpayment of royalties as a result of the divestiture of substantially all of our midstream business and most of our gathering assets in 2012 and 2013. These cases include claims for violation of and conspiracy to violate the federal Racketeer Influenced and Corrupt Organizations Act and for an unlawful market allocation agreement for mineral rights, intentional interference with contractual relations, and violations of antitrust laws related to purported markets for gas mineral rights, operating rights and gas gathering sources. These lawsuits seek in aggregate compensatory, consequential, treble, and punitive damages, restitution and disgorgement of profits, declaratory and injunctive relief regarding our royalty payment practices, pre-and post-judgment interest, and attorney’s fees and costs. On December 20, 2017 and August 9, 2018, we reached tentative settlements to resolve all Pennsylvania civil royalty cases for a total value at that time of approximately $36 million. In light of our Bankruptcy Filing, the parties have reopened settlement discussions.

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
On January 29, 2020, a well control incident occurred at one of our wellsites in Burleson County, Texas, causing the deaths of three of our contractors’ employees and injuring a fourth. In connection with this incident, eleven lawsuits have been brought against us and our contractors alleging negligence, gross negligence, and breach of contract, and seeking wrongful death damages, survival statute damages, exemplary damages, and interest. Ten of the suits have been filed in Dallas County, Texas. A joint motion to consolidate filed by all the parties in nine of the ten Dallas County lawsuits is currently pending before the Texas Multidistrict Litigation Panel. The eleventh suit is pending in Burleson County, Texas. The proceedings are in their early stages and are all stayed due to the pending bankruptcy. Our general and excess liability insurance policies provide coverage for third party bodily injury and wrongful death claims, and the contracts between us and our contractors with respect to the well contain customary cross-indemnification provisions.
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
Further, under Chapter 11, transactions outside the ordinary course of business, including our proposed disposition of our Mid-Continent asset, are subject to the prior approval of the Bankruptcy Court, which may limit our ability to respond in a timely manner to certain events, to take advantage of certain opportunities or adapt to changing market or industry conditions.
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
The unaudited condensed consolidated financial statements included in this Form 10-Q for the period ended September 30, 2020 contain disclosures that express substantial doubt about our ability to continue as a going concern.
The unaudited condensed consolidated financial statements included in this Form 10-Q for the period ended September 30, 2020 have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and other commitments in the normal course of business and does not include any adjustments that might result from uncertainty about our ability to continue as a going concern. Such assumption may not be justified. Our liquidity has been negatively impacted by the prolonged depressed prices we receive for the oil, natural gas and NGL we sell and our substantial indebtedness and associated debt-related expenses.  As a result of these and other factors, we entered into the RSA and commenced the Chapter 11 Cases. The RSA contemplates that our equity investors, including the holders of our common and preferred stock, will lose the entire value of their investment in our business. The inclusion of disclosures that express substantial doubt about our ability to continue as a going concern may negatively impact the trading price of our common and preferred stock and have an adverse impact on our relationships with third parties with whom we do business, including our customers, subcontractors, suppliers and employees, and could have a material adverse impact on our business, financial condition, results of operations and cash flows.
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
In connection with the commencement of the Chapter 11 Cases, we were required to file with the SEC certain projections that we had previously provided to our lenders and others under confidentiality arrangements and subsequently filed updated projections with the SEC (the “Projections”). Although we believe the Projections were made on a reasonable basis, no representation was or can be made regarding, and there can be no assurance as to, their attainability. Our actual results achieved during the periods covered by the Projections will vary from those set forth in the Projections, and those variations may be material.  The Projections are dependent upon numerous assumptions with respect to commodity prices, operating expenses, availability and cost of capital and performance. In addition, as disclosed elsewhere in this “Risk Factors” section, our business and operations are subject to substantial risks which increase the uncertainty inherent in the Projections.  Many of the facts disclosed in this “Risk Factors” section could cause actual results to differ materially from those projected in the Projections. The Projections were not prepared with a view towards public disclosure or complying with the guidelines established by the American Institute of Certified Public Accountants or the SEC’s published guidelines regarding projections or forecasts. Our independent public accountants did not examine, compile, review or perform any procedures with respect to the Projections, and, accordingly, assumed no responsibility for the Projections. No independent expert reviewed the Projections on our behalf. The Projections have not been included or incorporated by reference in this Quarterly Report on Form 10-Q, and, except as may be required by applicable law, we do not intend to update or otherwise revise the Projections, even if any or all the underlying assumptions are not realized.
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
The global spread of COVID-19 created significant volatility, uncertainty, and economic disruption during the first nine months of 2020. The ongoing COVID-19 outbreak has reached more than 200 countries and has continued to be a rapidly evolving economic and public health situation. The pandemic has resulted in widespread adverse impacts on the global economy, and there is considerable uncertainty regarding the extent to which COVID-19 will continue to spread and the extent and duration of governmental and other measures implemented to try to slow the spread of the virus, such as quarantines, shelter-in-place orders and business and government shutdowns. State and local authorities have also implemented multi-step policies with the goal of re-opening. However, certain jurisdictions began re-opening only to return to restrictions in the face of increases in new COVID-19 cases. We have taken certain precautionary measures intended to help minimize the risk to our employees, our business and the communities in which we operate, and we are actively assessing and planning for various operational contingencies in the event one or more of our operational employees experiences any symptoms consistent with COVID-19. However, we cannot guarantee that any actions taken by us will be effective in preventing future disruptions to our business. Moreover, future operations could be negatively affected if a significant number of our employees are quarantined as a result of exposure to the virus.
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
Furthermore, the impact of the pandemic, including a resulting reduction in demand for oil and natural gas, coupled with the sharp decline in commodity prices following the announcement of price reductions and production increases in March 2020 by members of OPEC+ has led to significant global economic contraction generally and in our industry in particular. While an agreement to cut production has since been announced by OPEC+ and its allies, the situation, coupled with the impact of COVID-19, has continued to result in a significant downturn in the oil and gas industry. In April 2020, OPEC+ finalized an agreement to cut oil production by 9.7 million barrels per day during May and June 2020. On June 6, 2020, OPEC+ agreed to extend such production cuts until the end of July 2020. In July 2020, OPEC+ reduced the cut in production to 7.7 million barrels per day for August through December 2020. Despite the production cuts, crude oil prices have remained depressed as a result of an increasingly utilized global storage network and the decrease in crude oil demand due to COVID-19. Oil and natural gas prices are expected to continue to be volatile as a result of the near term production increases and the ongoing COVID-19 outbreak and as changes in oil and natural gas inventories, industry demand and national and economic performance are reported, and we cannot predict when prices will improve and stabilize. We cannot predict the full impact that COVID-19 or the significant disruption and volatility currently being experienced in the oil and natural gas markets will have on our business, financial condition and results of operations at this time due to numerous uncertainties.
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
There were no repurchases of our common stock during the quarter ended September 30, 2020.

ITEM 3.	Defaults Upon Senior Securities
Our Bankruptcy Filing described above constitutes an event of default that accelerated our obligations under our senior credit facility, our senior secured notes and our unsecured notes. Under the Bankruptcy Code, the creditors under these debt agreements are stayed from taking any action against us as a result of an event of default. See Note 4 and Note 1 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional details about the principal and interest amounts of debt included in liabilities subject to compromise on the accompanying unaudited condensed consolidated balance sheet as of September 30, 2020 and our Bankruptcy Filing and the Chapter 11 Cases.
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
INDEX OF EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed or Furnished Herewith
3.1.1	Restated Certificate of Incorporation.	10-K	001-13726	3.1.1	2/27/2019

3.1.2	Amendment to Restated Certificate of Incorporation, dated April 13, 2020.	8-K	001-13726	3.1	4/13/2020

3.1.3	Certificate of Designation of 5% Cumulative Convertible Preferred Stock (Series 2005B), as amended.	10-Q	001-13726	3.1.4	11/10/2008

3.1.4	Certificate of Designation of 4.5% Cumulative Convertible Preferred Stock, as amended.	10-Q	001-13726	3.1.6	8/11/2008

3.1.5	Certificate of Designation of 5.75% Cumulative Non-Voting Convertible Preferred Stock (Series A).	8-K	001-13726	3.2	5/20/2010

3.1.6	Certificate of Designation of 5.75% Cumulative Non-Voting Convertible Preferred Stock, as amended.	10-Q	001-13726	3.1.5	8/9/2010

3.1.7	Certificate of Designations of Series B preferred Stock, dated April 23, 2020.	8-K	001-13726	3.1	4/13/2020

3.2	Chesapeake’s Amended and Restated Bylaws.	8-K	001-13726	3.2	6/19/2014

10.1	Senior Secured Super-Priority Debtor-in-Possession Credit Agreement, dated July 1, 2020, by and among Chesapeake Energy Corporation, as borrower, the guarantors party thereto, MUFG Union Bank, N.A., as the agent, and the several lenders from time to time party thereto (Exhibit A to the Restructuring Support Agreement).	8-K	001-13726	10.1	6/29/2020

10.2	First Amendment to Senior Secured Super-Priority Debtor-in-Possession Credit Agreement, dated September 15, 2020, by and among Chesapeake Energy Corporation, as borrower, the guarantors party thereto, MUFG Union Bank, N.A., as the agent, and the several lenders from time to time party thereto.	8-K	001-13726	10.2	9/18/2020

22.1	List of Guarantor Subsidiaries	10-Q	001-13726	22.1	5/11/2020

31.1	Robert D. Lawler, President and Chief Executive Officer, Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Domenic J. Dell’Osso, Jr., Executive Vice President and Chief Financial Officer, Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Robert D. Lawler, President and Chief Executive Officer, Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Domenic J. Dell’Osso, Jr., Executive Vice President and Chief Financial Officer, Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

95.1	Mine Safety Disclosure					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed or Furnished Herewith

101 INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101 SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101 LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.					X

101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					X

†	Management contract or compensatory plan or arrangement

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHESAPEAKE ENERGY CORPORATION

Date: November 9, 2020	By:	/s/ ROBERT D. LAWLER
Robert D. Lawler President and Chief Executive Officer

Date: November 9, 2020	By:	/s/ DOMENIC J. DELL’OSSO, JR.
Domenic J. Dell’Osso, Jr. Executive Vice President and Chief Financial Officer