Form 10-K
period 2020-12-31
CHESAPEAKE ENERGY CORP
filed 2021-03-01
CIK 895126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2020
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 001-13726
CHESAPEAKE ENERGY CORPORATION
(Exact name of registrant as specified in its charter)

Oklahoma			73-1395733
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)
6100 North Western Avenue,	Oklahoma City,	Oklahoma	73118
(Address of principal executive offices)			(Zip Code)
		(405)	848-8000
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:
Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value per share	CHK	The Nasdaq Stock Market LLC
Class A Warrants to purchase Common Stock	CHKEW	The Nasdaq Stock Market LLC
Class B Warrants to purchase Common Stock	CHKEZ	The Nasdaq Stock Market LLC
Class C Warrants to purchase Common Stock	CHKEL	The Nasdaq Stock Market LLC
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act. Yes ☐     No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☐  Accelerated Filer ☐  Non-accelerated Filer ☒
Smaller Reporting Company ☒  Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐
The aggregate market value of our common stock held by non-affiliates on June 30, 2020, was approximately $48 million. As of February 25, 2021, there were 97,907,081 shares of our $0.01 par value common stock outstanding.
__________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the 2021 Annual Meeting of Shareholders are incorporated by reference in Part III.

Glossary of Oil and Gas Terms
The terms defined in this section are used throughout this report.
Bankruptcy Code. Means title 11 of the United States Code, 11 U.S.C. §§ 101–1532, as amended.
Bankruptcy Court. The United States Bankruptcy Court for the Southern District of Texas.
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
Chapter 11 Cases. When used with reference to a particular Debtor, the case pending for that Debtor under chapter 11 of the Bankruptcy Code in the Bankruptcy Court and when used with reference to all the Debtors, the procedurally consolidated chapter 11 cases pending for the Debtors in the Bankruptcy Court.
Completion. The process of treating a drilled well followed by the installation of permanent equipment for the production of oil, natural gas or natural gas liquids, or in the case of a dry well, the reporting to the appropriate authority that the well has been abandoned.
Confirmation Order. The order confirming the Fifth Amended Joint Chapter 11 Plan of Reorganization of Chesapeake Energy Corporation and its Debtor Affiliates, [Docket No. 2915] entered by the Bankruptcy Court on January 16, 2021.
Debtors. The Company, together with all of its direct and indirect subsidiaries that have filed the Chapter 11 Cases.
Developed Acreage. The number of acres which are allocated or assignable to producing wells or wells capable of production.
Dry Well. A well found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion as an oil or natural gas well.
Effective Date. The first date, February 9, 2021, upon which all conditions precedent to the effectiveness of the Plan have been satisfied or waived in accordance with the Plan and no stay of the Confirmation Order is in effect.
Exit Credit Facility. The reserve-based revolving credit facility available upon emergence from bankruptcy.
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
NYMEX. New York Mercantile Exchange.
Petition Date. June 28, 2020, the date on which the Debtors commenced the Chapter 11 Cases.
Plan. The Fifth Amended Joint Chapter 11 Plan of Reorganization of Chesapeake Energy Corporation and its Debtor Affiliates, attached as Exhibit A to the Confirmation Order.
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
Restructuring. The financial restructuring of our debt and equity interests as of the date of the Plan, and certain other obligations pursuant to the Plan.
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
Volumetric Production Payment (“VPP”). As we use the term, a volumetric production payment represents a limited-term overriding royalty interest in oil and natural gas reserves that: (i) entitles the purchaser to receive scheduled production volumes over a period of time from specific lease interests; (ii) is free and clear of all associated future production costs and capital expenditures; (iii) is nonrecourse to the seller (i.e., the purchaser's only recourse is to the reserves acquired); (iv) transfers title of the reserves to the purchaser; and (v) allows the seller to retain the remaining reserves, if any, after the scheduled production volumes have been delivered.
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

Forward-Looking Statements
This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements include our current expectations or forecasts of future events, including matters relating to the continuing effects of the COVID-19 pandemic and the impact thereof on our business, financial condition, results of operations and cash flows, the potential effects of the Restructuring on our operations, management, and employees, actions by, or disputes among or between, members of the Organization of Petroleum Exporting Countries (OPEC+) and other foreign, oil-exporting countries, market factors, market prices, our ability to meet debt service requirements, our ongoing evaluation and implementation of strategic alternatives, cost-cutting measures, reductions in capital expenditures, refinancing transactions, capital exchange transactions, asset divestitures, reductions in capital expenditures, operational efficiencies and future impairments and the other items discussed in the Introduction to Item 7 of Part II of this report. In this context, forward-looking statements often address our expected future business, financial performance and financial condition, and often contain words such as "expect," “could,” “may,” "anticipate," "intend," "plan," “ability,” "believe," "seek," "see," "will," "would," “estimate,” “forecast,” "target," “guidance,” “outlook,” “opportunity” or “strategy.”
Although we believe the expectations and forecasts reflected in our forward-looking statements are reasonable, they are inherently subject to numerous risks and uncertainties, most of which are difficult to predict and many of which are beyond our control. No assurance can be given that such forward-looking statements will be correct or achieved or that the assumptions are accurate or will not change over time. Particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include:
•the ability to execute on our business strategy following emergence from bankruptcy;
•the impact of the COVID-19 pandemic and its effect on our business, financial condition, employees, contractors, vendors and the global demand for oil and natural gas and U.S. and world financial markets;
•our ability to comply with the covenants under our Exit Credit Facility and other indebtedness;
•our ability to realize our anticipated annualized cash cost reductions;
•the volatility of oil, natural gas and NGL prices, which are affected by general economic and business conditions, as well as increased demand for (and availability of) alternative fuels and electric vehicles;
•uncertainties inherent in estimating quantities of oil, natural gas and NGL reserves and projecting future rates of production and the amount and timing of development expenditures;
•our ability to replace reserves and sustain production;
•drilling and operating risks and resulting liabilities;
•our ability to generate profits or achieve targeted results in drilling and well operations;
•the limitations our level of indebtedness may have on our financial flexibility;
•our inability to access the capital markets on favorable terms;
•the availability of cash flows from operations and other funds to finance reserve replacement costs or satisfy our debt obligations;

•adverse developments or losses from pending or future litigation and regulatory proceedings, including royalty claims;
•legislative and regulatory initiatives, including as a result of the change in the U.S. presidential administration, addressing environmental concerns, including initiatives addressing the impact of global climate change or further regulating hydraulic fracturing, methane emissions, flaring or water disposal;
•terrorist activities and/or cyber-attacks adversely impacting our operations;
•effects of purchase price adjustments and indemnity obligations; and
•other factors that are described under Risk Factors in Item 1A of this Annual Report on Form 10-K (this “Form 10-K” or this “report”).
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
Our Business
We are an independent exploration and production company engaged in the acquisition, exploration and development of properties to produce oil, natural gas and NGLs from underground reservoirs. We own a large and geographically diverse portfolio of onshore U.S. unconventional natural gas and liquids assets, including interests in approximately 7,400 oil and natural gas wells. Our natural gas resource plays are the Marcellus Shale in the northern Appalachian Basin in Pennsylvania and the Haynesville/Bossier Shales in northwestern Louisiana. Our liquids-rich resource plays are the Eagle Ford Shale in South Texas and the stacked pay in the Powder River Basin in Wyoming.
On June 28, 2020, we and certain of our subsidiaries filed voluntary petitions for relief under chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The Bankruptcy Court confirmed the Plan in a bench ruling on January 13, 2021 and entered the Confirmation Order on January 16, 2021. The Debtors emerged from bankruptcy on February 9, 2021. Upon emergence, all existing equity was canceled and new common stock was issued to the previous holders of our FLLO Term Loan Facility, Second Lien Notes, senior unsecured notes and certain general unsecured creditors whose claims were impaired as a result of our bankruptcy, as well as to other parties as set forth in the Plan, including to other parties participating in a $600 million rights offering. To facilitate our discussion in this report, we refer to the post-emergence reorganized company as the “Successor” and the pre-emergence company as the “Predecessor.” See Note 2 of the notes to our consolidated financial statements included in Item 8 of this report for further discussion of our bankruptcy and resulting reorganization.
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
Business Strategy
Consistent Returns, Sustainable Future
Our strategy is to create shareholder value by generating cash flow from our oil and natural gas development and production activities. We focus on improving margins through operating efficiencies and financial discipline and further improving our Environmental, Social and Corporate Governance (ESG) performance. To accomplish these goals, we intend to allocate our human resources and capital expenditures to projects we believe offer the highest cash return on capital invested, to deploy leading drilling and completion technology throughout our portfolio, and to take advantage of acquisition and divestiture opportunities to strengthen our portfolio. We also intend to continue to dedicate capital to projects that reduce the environmental impact of our oil and natural gas producing activities. We continue to seek opportunities to reduce cash costs (production, gathering, processing and transportation and general and administrative) per barrel of oil equivalent production through operational efficiencies, including but not limited to improving our production volumes from existing wells. We believe that we have emerged from Chapter 11 bankruptcy as a fundamentally stronger company, built to generate sustainable free cash flow with a strengthened balance sheet, geographically diverse asset base and continuously improving ESG performance.
Maintain low leverage and strong liquidity. Now that we have emerged from Chapter 11 bankruptcy, we expect to target a net leverage ratio, which is measured as our net debt as a ratio of trailing 12-month EBITDAX, of less than 1x. We believe that maintaining low net leverage is integral to our business strategy and will allow us to maintain lower fixed costs, improve our margins and maintain the flexibility of our capital program.
Returns-focused capital reinvestment strategy. Our business focus will be on optimizing the development of our large, geographically diverse resource base with a prioritization of generating high cash returns on capital invested. As a result, we will target a long-term disciplined capital reinvestment rate, which we define as annual capital expenditures as a percentage of trailing 12-month EBITDAX, of 60% to 70%. We believe this level of reinvestment will be adequate to support our target long-term annual maintenance capital expenditure level, excluding capitalized interest, of $700 million to $750 million. We expect our maintenance capital program to yield in excess of annual production of 400 thousand barrels of oil equivalent per day and generate significant free cash flow at today’s prevailing commodity market prices.
Low-cost operator with expected top-quartile cash costs. We expect to continue to focus on our cost reduction initiatives, targeting a long-term annual free cash flow yield of 30% to 40% of annual EBITDAX. Since filing the Chapter 11 Cases in June 2020, we have successfully renegotiated or terminated certain of our midstream contracts and commitments, which resulted in significant reduction to our anticipated gathering, processing and transportation expenses, cumulatively achieving approximately $4 billion in expected lifetime contract savings (or $2 billion discounted to present value, assuming a 10% annual discount rate). For 2019, our total cash costs, inclusive of gathering, processing and transportation, operating, general and administrative and interest expenses were $2.8 billion. Now that we have emerged from Chapter 11 bankruptcy, based on the termination or successful renegotiation of many of our gathering, processing and transportation contracts, as well as reductions in expected interest, operating and general and administrative expenses, we expect our annualized cash costs for 2021 to be reduced by approximately $1 billion relative to 2019.
Continue efforts to reduce greenhouse gas (GHG) emissions and operate in an environmentally responsible manner with a goal of net zero direct GHG emissions by 2035. We are committed to operating our business responsibly and protecting the environments in which we operate. We plan to eliminate routine flaring on all new wells completed in 2021 and beyond, and accomplish the same on all wells, enterprise-wide by 2025. We intend to reduce our methane loss rate to 0.09% and our GHG intensity to 5.5 by 2025, reductions of 47% and 33%, respectively, as compared to 2019.
Manage commodity price exposure and ensure stability through prudent hedging strategy. We employ a prudent hedging strategy, which is aligned with our capital expenditure program and is designed to manage our exposure to commodity price volatility, ensure the stability of our cash flows and mitigate our risks to realizing attractive cash returns on capital invested. As of February 25, 2021, and consistent with requirements of our DIP Credit Facility we have 19 mmbbls and 548 bcf of expected 2021, representing 77% and 74% of 2021 forecasted oil and natural gas production hedged at prices of $42.69/bbl and $2.67/mcf, respectively. Additionally, as of February 25, 2021, we have hedged 11 mmbbl and 273 bcf of expected 2022 oil and natural gas production at prices of $44.30/bbl and $2.53/mcf, respectively.
Operating Areas
We focus our acquisition, exploration, development and production efforts in the five geographic operating areas described below.
Marcellus - Northern Appalachian Basin in Pennsylvania.
Haynesville - Northwestern Louisiana (Gulf Coast).
Eagle Ford - South Texas.
Brazos Valley - Southeast Texas.
Powder River Basin - Stacked pay in Wyoming.

Well Data
As of December 31, 2020, we held an interest in approximately 7,400 gross productive wells, including 5,900 properties in which we held a working interest and 1,500 properties in which we held an overriding or royalty interest. Of the 5,900 (3,700 net) properties in which we held a working interest, 2,500 (1,400 net) properties were classified as productive natural gas wells and 3,400 (2,300 net) properties were classified as productive oil wells. During 2020 excluding sold properties, we operated 5,200 gross wells and held a non-operating working interest in 700 gross wells. We also drilled or participated in 188 gross (128 net) wells as operator and participated in another 17 gross (nominal net) wells completed by other operators. We operate approximately 97% of our current daily production volumes.
Drilling Activity
The following table sets forth the wells we drilled or participated in during the periods indicated. In the table, "gross" refers to the total wells in which we had a working interest and "net" refers to gross wells multiplied by our working interest:

	2020				2019				2018
	Gross	%	Net	%	Gross	%	Net	%	Gross	%	Net	%
Development:
Productive	203	100	126	100	414	100	271	100	363	99	227	99
Dry	—	—	—	—	—	—	—	—	2	1	1	1
Total	203	100	126	100	414	100	271	100	365	100	228	100

Exploratory:
Productive	—	—	—	—	1	20	1	20	10	83	9	82
Dry	2	100	2	100	4	80	4	80	2	17	2	18
Total	2	100	2	100	5	100	5	100	12	100	11	100
The following table shows the wells we drilled or participated in by operating area:

	2020		2019		2018
	Gross Wells	Net Wells	Gross Wells	Net Wells	Gross Wells	Net Wells
Marcellus	79	33	44	22	52	23
Haynesville	21	19	22	16	30	21
Eagle Ford	55	36	150	85	162	98
Brazos Valley	31	29	83	79	—	—
Powder River Basin	12	9	75	57	41	34
Mid-Continent	5	—	40	12	52	32
Utica	—	—	—	—	40	31
Other	2	2	5	5	—	—
Total	205	128	419	276	377	239
As of December 31, 2020, we had 55 gross (32 net) wells in the process of being drilled or completed.

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

	Years Ended December 31,
	2020	2019	2018
Net Production:
Oil (mmbbl)	37	43	33
Natural gas (bcf)	685	728	832
NGL (mmbbl)	11	12	19
Oil equivalent (mmboe)	163	177	190

Average Sales Price of Production:
Oil ($ per bbl)	$38.16	$59.16	$67.25
Natural gas ($ per mcf)	$1.73	$2.45	$2.99
NGL ($ per bbl)	$11.55	$15.62	$26.50
Oil equivalent ($ per boe)	$16.84	$25.57	$27.27

Average Sales Price (including realized gains (losses) on derivatives):
Oil ($ per bbl)	$56.74	$60.00	$57.42
Natural gas ($ per mcf)	$1.97	$2.60	$3.00
NGL ($ per bbl)	$11.55	$15.62	$25.84
Oil equivalent ($ per boe)	$22.09	$26.42	$25.56

Expenses ($ per boe):
Oil, natural gas and NGL production	$2.29	$2.94	$2.50
Oil, natural gas and NGL gathering, processing and transportation	$6.64	$6.13	$7.35

Oil, Natural Gas and NGL Reserves
The tables below set forth information as of December 31, 2020, with respect to our estimated proved reserves, the associated estimated future net revenue, the present value of estimated future net revenue (“PV-10”) and the standardized measure of discounted future net cash flows (“standardized measure”). None of the estimated future net revenue, PV-10 nor the standardized measure are intended to represent the current market value of the estimated oil, natural gas and NGL reserves we own. All of our estimated reserves are located within the United States.

	December 31, 2020
	Oil	Natural Gas	NGL	Total
	(mmbbl)	(bcf)	(mmbbl)	(mmboe)
Proved developed	158	3,196	51	742
Proved undeveloped	3	334	1	60
Total proved(a)	161	3,530	52	802

	Proved Developed	Proved Undeveloped	Total Proved
	($ in millions)
Estimated future net revenue(b)	$4,519	$202	$4,721
Present value of estimated future net revenue (PV-10)(b)	$2,976	$111	$3,087
Standardized measure(b)			$3,086
___________________________________________
(a)    Marcellus, Eagle Ford, and Haynesville accounted for approximately 47%, 22%, and 18% respectively, of our estimated proved reserves by volume as of December 31, 2020.
(b)    Estimated future net revenue represents the estimated future revenue to be generated from the production of proved reserves, net of estimated production and future development costs, using pricing differentials and costs under existing economic conditions as of December 31, 2020, and assuming commodity prices as set forth below. For the purpose of determining prices used in our reserve reports, we used the unweighted arithmetic average of the prices on the first day of each month within the 12-month period ended December 31, 2020. The prices used in our PV-10 measure were $39.57 of oil and $1.98 of natural gas, before basis differential adjustments. These prices should not be interpreted as a prediction of future prices, nor do they reflect the value of our commodity derivative instruments in place as of December 31, 2020. The amounts shown do not give effect to non-property-related expenses, such as corporate general and administrative expenses and debt service, or to depreciation, depletion and amortization. The present value of estimated future net revenue typically differs from the standardized measure because the former does not include the effects of estimated future income tax expense of $1 million as of December 31, 2020.
Management uses PV-10, which is calculated without deducting estimated future income tax expenses, as a measure of the value of the Company's current proved reserves and to compare relative values among peer companies. We also understand that securities analysts and rating agencies use this measure in similar ways. While estimated future net revenue and the present value thereof are based on prices, costs and discount factors which may be consistent from company to company, the standardized measure of discounted future net cash flows is dependent on the unique tax situation of each individual company. PV-10, a non-GAAP measure, should not be considered in isolation or as a substitute for the standardized measure of discounted future net cash flows or any other measure of a company's financial or operating performance presented in accordance with GAAP.
A comparison of the standardized measure of discounted future net cash flows to PV-10 is presented above. Neither PV-10 nor the standardized measure of discounted future net cash flows purport to represent the fair value of our proved oil and gas reserves.

As of December 31, 2020, our proved reserve estimates included 60 mmboe of reserves classified as proved undeveloped, compared to 726 mmboe as of December 31, 2019. Presented below is a summary of changes in our proved undeveloped reserves (PUDs) for 2020:

Total
(mmboe)
Proved undeveloped reserves, beginning of period	726
Extensions and discoveries	1
Revisions of previous estimates	(539)
Developed	(128)
Purchase of reserves-in-place	—
Proved undeveloped reserves, end of period	60
As of December 31, 2020, all PUDs were planned to be developed within five years of original recording. In 2020, we invested approximately $509 million to convert 128 mmboe of PUDs to proved developed reserves. During the first quarter of 2021, we estimate that we will invest approximately $126 million for PUD conversion. As a result of our entry into Chapter 11 bankruptcy and the limited duration of our DIP Credit Facility at December 31, 2020, we could not carry any PUD reserves past the maturity date of our DIP financing and we therefore recorded a downward revision of 539 mmboe of our previously reported PUD reserves. Given our liquidity and financial position post-emergence we expect to record more PUD reserves as of March 31, 2021.
The future net revenue attributable to our estimated PUDs was $202 million and the present value was $111 million as of December 31, 2020. These values were calculated assuming that we will expend approximately $126 million to develop these reserves during the first quarter of 2021.
Of our 742 mmboe of proved developed reserves as of December 31, 2020, approximately 6 mmboe, or 1%, were non-producing.
Our ownership interest used for calculating proved reserves and the associated estimated future net revenue assumes maximum participation by other parties to our farm-out and participation agreements.
Our estimated proved reserves and the standardized measure of discounted future net cash flows of the proved reserves as of December 31, 2020, 2019 and 2018, along with the changes in quantities and standardized measure of the reserves for each of the three years then ended, are shown in Supplemental Disclosures About Oil, Natural Gas and NGL Producing Activities included in Item 8 of this report. No estimates of proved reserves comparable to those included herein have been included in reports to any federal agency other than the SEC.
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

Reserves Estimation
Our Corporate Reserves Department prepared approximately 13% by volume, and approximately 11% by value, of our estimated proved reserves disclosed in this report. Those estimates were based upon the best available production, engineering and geologic data.
Our Director – Corporate Reserves, is the technical person primarily responsible for overseeing the preparation of our reserve estimates and for coordinating any reserves work conducted by a third-party engineering firm. Her qualifications include the following:
•Over 18 years of practical experience in the oil and gas industry, with over 15 years in reservoir engineering;
•Bachelor of Science degree in Geology and Environmental Sciences;
•Master’s Degree in Petroleum and Natural Gas Engineering;
•Executive MBA; and
•member in good standing of the Society of Petroleum Engineers.
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
We maintain internal controls such as the following to ensure the reliability of reserves estimations:
•We follow comprehensive SEC-compliant internal policies to estimate and report proved reserves. Reserve estimates are made by experienced reservoir engineers or under their direct supervision. All material changes are reviewed and approved by Corporate Reserves Engineers.
•The Corporate Reserves Department reviews our proved reserves at the close of each quarter.
•Each quarter, Reservoir Managers, the Director – Corporate Reserves, the Vice Presidents of our business units, the Vice President of Corporate and Strategic Planning and the Executive Vice President – Exploration and Production review all significant reserves changes and all new proved undeveloped reserves additions.
•The Corporate Reserves Department reports independently of our operations.
•The five-year PUD development plan is reviewed and approved annually by the Director – Corporate Reserves and the Vice President of Corporate and Strategic Planning.
We engaged LaRoche Petroleum Consultants, Ltd., a third-party engineering firm, to prepare approximately 87% by volume, and approximately 89% by value, of our estimated proved reserves as of December 31, 2020. A copy of the report issued by the engineering firm is filed with this report as Exhibit 99.1. The qualifications of the technical person at the firm primarily responsible for overseeing the preparation of our reserve estimates are set forth below.
•Over 40 years of practical experience in the estimation and evaluation of reserves;
•licensed professional engineer in the State of Texas; and
•Bachelor of Science and Master of Science degrees in Petroleum Engineering.

Acreage
The following table sets forth our gross and net developed and undeveloped oil and natural gas leasehold and fee mineral acreage as of December 31, 2020. Gross acres are the total number of acres in which we own a working interest. Net acres refer to gross acres multiplied by our fractional working interest. Acreage numbers do not include our unexercised options to acquire additional acreage.

	Developed Leasehold		Undeveloped Leasehold		Fee Minerals		Total
	Gross Acres	Net Acres	Gross Acres	Net Acres	Gross Acres	Net Acres	Gross Acres	Net Acres
	(in thousands)
Marcellus	555	353	245	168	16	16	816	537
Haynesville	230	203	30	22	1	1	261	226
Eagle Ford	316	188	45	31	—	—	361	219
Brazos Valley	360	298	222	126	—	—	582	424
Powder River Basin	105	85	137	104	1	1	243	190
Other(a)	157	126	918	868	431	427	1,506	1,421
Total	1,723	1,253	1,597	1,319	449	445	3,769	3,017
___________________________________________
(a)     Includes 1.2 million net acres retained in the 2016 divestiture of our Devonian Shale assets, in which we retained all rights below the base of the Kope formation.
Most of our leases have a three- to five-year primary term, and we manage lease expirations to ensure that we do not experience unintended material expirations. Our leasehold management efforts include scheduling our drilling to establish production in paying quantities in order to hold leases by production, timely exercising our contractual rights to pay delay rentals to extend the terms of leases we value, planning noncore divestitures to high-grade our lease inventory and letting some leases expire that are no longer part of our development plans. The following table sets forth the expiration periods of gross and net undeveloped leasehold acres as of December 31, 2020:

	Acres Expiring
	Gross Acres	Net Acres
	(in thousands)
Years Ending December 31:
2021	60	52
2022	30	30
2023	12	11
After 2023	83	82
Held-by-production(a)	1,412	1,144
Total	1,597	1,319
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
Generally, our oil production is sold under market-sensitive short-term or spot price contracts. Natural gas and NGL production are sold to purchasers under percentage-of-proceeds contracts, percentage-of-index contracts or spot price contracts. Under the terms of our percentage-of-proceeds contracts, we receive a percentage of the resale price received from the ultimate purchaser. Under our percentage-of-index contracts, the price we receive is tied to published indices.
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
Major Customers
Sales to Valero Energy Corporation constituted approximately 17%, 12% and 10% of total revenues (before the effects of hedging) for the years ended December 31, 2020, 2019 and 2018, respectively. No other purchasers accounted for more than 10% of our total revenues in 2020, 2019 or 2018.
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
•reporting of workplace injuries and illnesses;
•industrial hygiene monitoring;

•worker protection and workplace safety;
•approval or permits to drill and to conduct operations;
•provision of financial assurances (such as bonds) covering drilling and well operations;
•calculation and disbursement of royalty payments and production taxes;
•seismic operations/data;
•location, drilling, cementing and casing of wells;
•well design and construction of pad and equipment;
•construction and operations activities in sensitive areas, such as wetlands, coastal regions or areas that contain endangered or threatened species, their habitats, or sites of cultural significance;
•method of well completion and hydraulic fracturing;
•water withdrawal;
•well production and operations, including processing and gathering systems;
•emergency response, contingency plans and spill prevention plans;
•emissions and discharges permitting;
•climate change;
•use, transportation, storage and disposal of fluids and materials incidental to oil and gas operations;
•surface usage, maintenance, monitoring and the restoration of properties associated with well pads, pipelines, impoundments and access roads;
•plugging and abandoning of wells; and
•transportation of production.
Shortly after taking office in January 2021, President Biden issued a series of executive orders designed to address climate change and requiring agencies to review environmental actions taken by the Trump administration, as well as a memorandum to departments and agencies to refrain from proposing or issuing rules until a departmental or agency head appointed or designated by the Biden administration has reviewed and approved the rule. These executive orders may result in the development of additional regulations or changes to existing regulations. Failure to comply with these laws and regulations can lead to the imposition of remedial liabilities, administrative, civil or criminal fines or penalties or injunctions limiting our operations in affected areas. Moreover, multiple environmental laws provide for citizen suits which allow environmental organizations to act in the place of the government and sue operators for alleged violations of environmental law. We consider the costs of environmental protection and safety and health compliance fundamental, manageable parts of our business. We have been able to plan for and comply with environmental, safety and health laws and regulations without materially altering our operating strategy or incurring significant unreimbursed expenditures. However, based on regulatory trends and increasingly stringent laws, our capital expenditures and operating expenses related to the protection of the environment and safety and health compliance have increased over the years and may continue to increase. We cannot predict with any reasonable degree of certainty our future exposure concerning such matters.
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
Regulatory proposals in some states and local communities have been initiated to require or make more stringent the permitting and compliance requirements for hydraulic fracturing operations. Federal and state agencies have continued to assess the potential impacts of hydraulic fracturing, which could spur further action toward federal, state and/or local legislation and regulation. Further restrictions of hydraulic fracturing could make it difficult or impossible to conduct our drilling and completion operations, and thereby reduce the amount of oil, natural gas and NGL that we are ultimately able to produce from our properties.
Certain of our U.S. natural gas and oil leases, primarily in our Powder River Basin operating area, are granted or approved by the federal government and administered by the Bureau of Land Management (BLM) or Bureau of Indian Affairs (BIA) of the Department of the Interior. Such leases require compliance with detailed federal regulations and orders that regulate, among other matters, drilling and operations on lands covered by these leases and calculation and disbursement of royalty payments to the federal government, tribes or tribal members. The federal government has been particularly active in recent years in evaluating and, in some cases, promulgating new rules and regulations regarding competitive lease bidding, venting and flaring, oil and gas measurement and royalty payment obligations for production from federal lands. In addition, on January 20, 2021, the Acting Secretary for the Department of the Interior signed an order effectively suspending new fossil fuel leasing and permitting on federal lands for 60 days. Then on January 27, 2021, President Biden issued an executive order indefinitely suspending new oil and natural gas leases on public lands or in offshore waters pending completion of a comprehensive review and reconsideration of federal oil and gas permitting and leasing practices. To the extent that the review results in the development of additional restrictions on drilling, limitations on the availability of leases, or restrictions on the ability to obtain required permits, it could have a material adverse impact on our operations.
Permitting activities on federal lands are also subject to frequent delays. Delays in obtaining permits or an inability to obtain new permits or permit renewals could inhibit our ability to execute our drilling and production plans. Failure to comply with applicable regulations or permit requirements could result in revocation of our permits, inability to obtain new permits and the imposition of fines and penalties.
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
Executive Officers
Robert D. Lawler, President, Chief Executive Officer and Director
Robert D. (“Doug”) Lawler, 54, has served as President and Chief Executive Officer since June 2013. Prior to joining Chesapeake, Mr. Lawler served in multiple engineering and leadership positions at Anadarko Petroleum Corporation. His positions at Anadarko included Senior Vice President, International and Deepwater Operations and member of Anadarko’s Executive Committee from July 2012 to May 2013; Vice President, International Operations from December 2011 to July 2012; Vice President, Operations for the Southern and Appalachia Region from March 2009 to July 2012; and Vice President, Corporate Planning from August 2008 to March 2009. Mr. Lawler began his career with Kerr-McGee Corporation in 1988 and joined Anadarko following its acquisition of Kerr-McGee in 2006.
Domenic J. Dell'Osso, Jr., Executive Vice President and Chief Financial Officer
Domenic J. (“Nick”) Dell'Osso, Jr., 44, has served as Executive Vice President and Chief Financial Officer since November 2010. Mr. Dell'Osso served as our Vice President – Finance and Chief Financial Officer of our wholly owned midstream subsidiary, Chesapeake Midstream Development, L.P., from August 2008 to November 2010. Before joining Chesapeake, Mr. Dell’Osso was an energy investment banker with Jefferies & Co. from 2006 to 2008 and Banc of America Securities from 2004 to 2006.
Frank J. Patterson, Executive Vice President – Exploration and Production
Frank J. Patterson, 62, has served as Executive Vice President - Exploration and Production since August 2016. Previously, he served as Executive Vice President – Exploration and Northern Division since April 2016 and as Executive Vice President – Exploration, Technology & Land since May 2015. Before joining Chesapeake, Mr. Patterson served in various roles at Anadarko from 2006 to 2015, most recently as Senior Vice President – International Exploration. Prior to that he was Vice President – Deepwater Exploration at Kerr-McGee and Manager – Geology at Sun E&P/Oryx Energy.
James R. Webb, Executive Vice President – General Counsel and Corporate Secretary
James R. Webb, 53, has served as Executive Vice President – General Counsel and Corporate Secretary since January 2014. Previously, he served as Senior Vice President – Legal and General Counsel since October 2012 and as Corporate Secretary since August 2013. Mr. Webb first joined Chesapeake in May 2012 on a contract basis as Chief Legal Counsel. Prior to joining Chesapeake, Mr. Webb was an attorney with the law firm of McAfee & Taft from 1995 to October 2012.
William M. Buergler, Senior Vice President and Chief Accounting Officer
William Buergler, 48, has served as Senior Vice President and Chief Accounting Officer since August 2017. Previously, he served as Vice President - Tax since July 2014. Before joining Chesapeake, he worked for Ernst & Young LLP, where he served as a Partner since 2009.

Human Capital
One Team. One Chesapeake.
Our “One CHK” culture and company core values promote an inclusive, diverse and productive workplace. Working as One CHK defines Chesapeake’s culture. It is a culture that engages the power of our people, working cooperatively to put Chesapeake first and perform our best for the company. We had approximately 1,300 employees as of February 25, 2021.
Our Culture, Our Core Values
At Chesapeake, our employees are driven to create value every day in a safe and responsible manner. Our core values are the foundation of our culture and the driving force behind our goal to achieve ESG excellence. Serving as the lens through which we evaluate every business decision, our commitment to these values, in both words and actions builds a stronger, healthier Chesapeake, benefiting all our stakeholders. Our core values are:
•Integrity and Trust
•Respect
•Transparency and Open Communication
•Commercial Focus
•Change Leadership
Celebrating Inclusion and Diversity
We are committed to inclusion and diversity. We proactively embrace our diversity of people, thoughts and talents, and combine these strengths to pursue results and meaningful change for our company, employees and stakeholders, and we provide education and training for our employees on topics related to inclusion and diversity.
In 2019, Chesapeake joined a coalition of companies pledging to advance diversity and inclusion in the workplace. Through the Chief Executive Officer Action for Diversity & Inclusion™, Chief Executive Officer Doug Lawler committed himself and Chesapeake to cultivate a workplace in which diverse perspectives and experiences are welcomed and respected and where employees feel encouraged to discuss diversity and inclusion. As the first E&P Chief Executive Officer to sign the pledge, Mr. Lawler joins more than 550 signatories who are sharing best practices and learning opportunities to initiate real change within their organizations. On February 9, 2021, we formed a board committee dedicated to ESG oversight, including our inclusion and diversity efforts. Two of our seven directors are considered diverse, including one female and one “underrepresented minority” (as defined in Nasdaq’s newly proposed listing rule).
Stewards of Our Environment
Chesapeake is committed to protecting our country’s natural resources and reducing our environmental footprint. We have strict standards for environmental stewardship and a culture of environmental excellence among our employees and business partners. We recognize that ownership and accountability are key to helping ensure our work sites are safe and protective of the environment.
Our path to leading a responsible energy future begins with our goal to achieve net-zero direct greenhouse gas emissions by 2035. To meet this challenge, we have set meaningful initial steps including:
•Eliminating routine flaring from all new wells completed from 2021 forward, and enterprise-wide by 2025
•Reducing our methane intensity to 0.09% by 2025
•Reducing our GHG intensity to 5.5 by 2025
Safety First Every Day
Safety is more than a company metric, it is a value that drives our commitment to responsible operations. We set and deliver on strict safety standards, prioritizing safety for everyone every day. Our safety culture is modeled first by Mr. Lawler, with guidance and leadership from our Health, Safety, Environmental and Regulatory (HSER) team. Maintaining a safe work environment and promoting safe behaviors is a commitment that each of our employees own together. We hold each other accountable to keeping our sites, our co-workers and our contractors safe.
One program that reinforces this philosophy of personal responsibility is Stop Work Authority. Through Stop Work Authority, every employee and contractor has the right and responsibility to stop work if conditions are unsafe or could cause harm to the environment. Creating an incident-free work environment starts with setting clear expectations among employees, contractors and suppliers regarding our safety standards, and working to equip these individuals with the skills necessary to promote safety in their areas of work. The foundation of our safety training efforts is our Stay Accident Free Every Day (S.A.F.E.) program, which encourages all workers on our locations to take personal responsibility for their safety and the safety of those around them. This behavior-based program addresses the activities that can often lead to safety incidents and encourages actions that create safe work sites and a safe corporate campus.
Ethical Business Conduct
Chesapeake works hard to maintain the confidence of our stakeholders. We earn this trust by acting in an ethical manner to protect our people, the environment and the communities where we operate. This starts by driving accountability through all levels of the company and having systems in place to uphold our high standards for conduct. Strong governance practices begin at the top providing our organization with clear guidelines to define standards for ethical behavior at every level. Each Chesapeake director or employee, regardless of position, must abide by Chesapeake’s Code of Business Conduct (the "Code"), which is structured around our core values. Each year all employees must sign a Code certification confirming they have reviewed the Code and related policies, understand the high standards expected of them and will report actual or potential ethics concerns or Code violations.
Employee Wellness and Benefits
Supporting the individual well-being of our employees is foundational to our safety culture and success as a company. We champion healthy lifestyles and offer health resources. Across the company, employees are offered preventive programs and are encouraged to complete an annual screening for common health-related issues. We support our employees’ and their families’ health by offering full medical, dental, vision, prescription drug insurance for employees and their families, life insurance, short- and long-term disability coverage, and health savings and dependent care flexible spending accounts. We offer parental leave for the birth or adoption of a child, an adoption assistance program, alternate work schedules, a 401(k) savings plan with company match, flexible work hours, tuition reimbursement and access to a child development center and fitness center at market rates. Additionally, Chesapeake provides employees and their families access to a confidential Employee Assistance Program (EAP) which connects employees with trained counselors and other support professionals.

ITEM 1A.     Risk Factors
There are numerous factors that affect our business and operating results, many of which are beyond our control. The following is a description of factors that we consider to be material and that might cause our future results to differ materially from those currently expected. The risks described below are not the only risks facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business operations. If any of these risks actually occur, our business, financial position, operating results, cash flows, reserves and/or our ability to pay our debts and other liabilities could suffer, the trading price and liquidity of our securities could decline and you may lose all or part of your investment in our securities.
Risks Related to our Emergence from Bankruptcy
We recently emerged from bankruptcy, which may adversely affect our business and relationships.
It is possible that our having filed for bankruptcy and our recent emergence from bankruptcy may adversely affect our business and relationships with customers, vendors, contractors or employees. Due to uncertainties, many risks exist, including the following:
•key vendors or other contract counterparties may terminate their relationships with us or require additional financial assurances or enhanced performance from us;
•our ability to renew existing contracts and compete for new business may be adversely affected;
•our ability to attract, motivate and/or retain key executives may be adversely affected; and
•competitors may take business away from us, and our ability to attract and retain customers may be negatively impacted.
The occurrence of one or more of these events could have a material and adverse effect on our operations, financial condition and reputation. We cannot assure you that having been subject to bankruptcy protection will not adversely affect our operations in the future.
Our actual financial results after emergence from bankruptcy may not be comparable to our historical financial information as a result of the implementation of the Plan and the transactions contemplated thereby.
In connection with the disclosure statement we filed with the Bankruptcy Court, and the hearing to consider confirmation of the Plan, we prepared projected financial information to demonstrate to the Bankruptcy Court the feasibility of the Plan and our ability to continue operations upon our emergence from bankruptcy. Those projections were prepared solely for the purpose of bankruptcy proceedings and have not been, and will not be, updated on an ongoing basis and should not be relied upon by investors. At the time they were prepared, the projections reflected numerous assumptions concerning our anticipated future performance with respect to prevailing and anticipated market and economic conditions that were and remain beyond our control and that may not materialize. Projections are inherently subject to substantial and numerous uncertainties and to a wide variety of significant business, economic and competitive risks and the assumptions underlying the projections and/or valuation estimates may prove to be wrong in material respects. Actual results may vary significantly from those contemplated by the projections. As a result, investors should not rely on these projections.
Upon emergence from bankruptcy, the composition of our board of directors changed significantly.
The composition of our board of directors changed significantly upon emergence from bankruptcy. Our new board is comprised of the following members appointed by our new stockholders. Robert D. Lawler, Michael Wichterich, Timothy S. Duncan, Benjamin C. Duster, IV, Sarah Emerson, Matthew M. Gallagher and Brian Steck. While we expect to engage in an orderly transition process as we integrate newly appointed board members, our new board of directors may change views on strategic initiatives and a range of issues that will determine the future of the Company. As a result, the future strategy and plans of the Company may differ materially from those of the past.

Risks Related to Operating Our Business
Oil, natural gas and NGL prices fluctuate widely, and lower prices for an extended period of time are likely to have a material adverse effect on our business.
Our revenues, operating results, profitability, liquidity, leverage ratio and ability to grow and invest in capital expenditures depend primarily upon the prices we receive for the oil, natural gas and NGL we sell. We incur substantial expenditures to replace reserves, sustain production and fund our business plans. Low oil, natural gas and NGL prices can negatively affect the amount of cash available for capital expenditures, debt service and debt repayment and our ability to borrow money or raise additional capital and, as a result, could have a material adverse effect on our financial condition, results of operations, cash flows and reserves. In addition, periods of low oil and natural gas prices may result in a reduction of the carrying value of our oil and natural gas properties due to recognizing impairments in proved and unproved properties.
Wide fluctuations in oil, natural gas and NGL prices may result from factors that are beyond our control, including:
•domestic and worldwide supplies of oil, natural gas and NGL, including U.S. inventories of oil and natural gas reserves;
•weather conditions;
•changes in the level of consumer and industrial demand, including impacts from global or national health epidemics and concerns, such as the recent coronavirus;
•the price and availability of alternative fuels;
•technological advances affecting energy consumption;
•the effectiveness of worldwide conservation measures;
•the availability, proximity and capacity of pipelines, other transportation facilities and processing facilities;
•the level and effect of trading in commodity futures markets, including by commodity price speculators and others;
•U.S. exports of oil, natural gas, liquefied natural gas and NGL;
•the price and level of foreign imports;
•the nature and extent of domestic and foreign governmental regulations and taxes;
•the ability of the members of the Organization of Petroleum Exporting Countries (OPEC) and others to agree to and maintain oil price and production controls;
•increased use of competing energy products, including alternative energy sources;
•political instability or armed conflict in oil and natural gas producing regions;
•acts of terrorism; and
•domestic and global economic conditions.
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
The global spread of COVID-19 created significant volatility, uncertainty, and economic disruption during 2020. The ongoing COVID-19 pandemic has reached more than 200 countries and has continued to be a rapidly evolving economic and public health situation. The pandemic has adversely impacted the entire global economy, and there is considerable uncertainty regarding how long the pandemic and related market conditions will persist and the extent and duration of governmental and other measures implemented to try to slow the spread of the virus, such as quarantines, shelter-in-place orders and business and government shutdowns. In certain cases, states that had begun taking steps to reopen their economies experienced a subsequent surge in cases of COVID-19, causing these states to cease such reopening measures in some cases and reinstitute restrictions in others. We have taken certain precautionary measures intended to help minimize the risk to our employees, our business and the communities in which we operate, and we are actively assessing and planning for various operational contingencies in the event one or more of our operational employees experiences any symptoms consistent with COVID-19. However, we cannot guarantee that any actions taken by us will be effective in preventing future disruptions to our business. Moreover, future operations could be negatively affected if a significant number of our employees are quarantined as a result of exposure to the virus.
In addition, actions by our customers and derivative contract counterparties in response to COVID-19 and its economic impacts may also have an adverse impact on our business. We continue to regularly monitor the credit worthiness of such customers and derivative contract counterparties. Although we have not received notices from our customers or counterparties regarding non-performance issues or delays resulting from the pandemic, we may have to temporarily shut down or further reduce production, which could result in significant downtime and have significant adverse consequences for our business, financial condition, results of operations, and cash flows.
Furthermore, the impact of the pandemic, including a resulting reduction in demand for oil and natural gas, coupled with the sharp decline in commodity prices following the announcement of price reductions and production increases in March 2020 by members of OPEC+ has led to significant global economic contraction generally and in our industry in particular. While an agreement to cut production has since been announced by OPEC+ and its allies, the supply and demand imbalance created by such price reductions and production increases, coupled with the impact of COVID-19, has continued to result in a significant downturn in the oil and gas industry. Although OPEC+ agreed in April 2020 to cut oil production and has extended such production cuts through March 2021, crude oil prices have remained depressed as a result of the oversupply of oil, an increasingly utilized global storage network and the decrease in crude oil demand due to COVID-19. Oil and natural gas prices are expected to continue to be volatile as a result of the ongoing COVID-19 pandemic and as changes in oil and natural gas inventories, industry demand and national and economic performance are reported, and we cannot predict when prices will improve and stabilize. Due to numerous uncertainties, we cannot at this time predict the full impact that COVID-19 or the significant disruption and volatility currently being experienced in the oil and natural gas markets will have on our business, financial condition and results of operations.
The ultimate impact of COVID-19 will depend on future developments that cannot be anticipated, including, among others, the ultimate severity of the virus, the consequences of governmental and other measures designed to mitigate the spread of the virus, the development and availability of treatments and vaccines and the extent to which these treatments and vaccines may remain effective as potential new strains of the virus emerge, the duration of the pandemic, any further actions taken by members of OPEC+, actions taken by governmental authorities, customers, suppliers and other third parties, workforce availability, and the timing and extent of any return to normal economic and operating conditions.
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
Our exploration, development and acquisition activities require substantial capital expenditures. We intend to fund our capital expenditures through cash flows from operations, and to the extent that is not sufficient, borrowings under our revolving credit facility. Our ability to generate operating cash flow is subject to a number of risks and variables, such as the level of production from existing wells, prices of oil, natural gas and NGL, our success in developing and producing new reserves and the other risk factors discussed herein. Our forecasted 2021 capital expenditures, inclusive of capitalized interest, are $670 - $740 million compared to our 2020 capital spending level of $920 million. Management continues to review operational plans for 2021 and beyond, which could result in changes to projected capital expenditures and projected revenues from sales of oil, natural gas and NGL. If we are unable to fund our capital expenditures as planned, we could experience a curtailment of our exploration and development activity, a loss of properties and a decline in our oil, natural gas and NGL reserves.
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
As of December 31, 2020, approximately 7% of our estimated proved reserves (by volume) were undeveloped. As a result of our entry into Chapter 11 bankruptcy and the limited duration of our DIP Credit Facility at December 31, 2020, these reserve estimates reflect our plans for capital expenditures to convert PUDs into proved developed reserves, including approximately $126 million, that can be funded within the maturity of our then-current financing. You should be aware that the estimated development costs may not equal our actual costs, development may not occur as scheduled and results may not be as estimated. If we choose not to develop our PUDs, or if we are not otherwise able to successfully develop them, we will be required to remove them from our reported proved reserves. In addition, under the SEC's reserve reporting rules, because PUDs generally may be booked only if they relate to wells scheduled to be drilled within five years of the date of booking, we may be required to remove any PUDs that are not developed within this five-year time frame.
You should not assume that the present values included in this report represent the current market value of our estimated reserves. In accordance with SEC requirements, the estimates of our present values are based on prices and costs as of the date of the estimates. The price on the date of estimate is calculated as the average oil and natural gas price during the 12 months ending in the current reporting period, determined as the unweighted arithmetic average of prices on the first day of each month within the 12-month period. The December 31, 2020 present value is based on a $39.57 per bbl of oil price and a $1.98 per mcf of natural gas price, before considering basis differential adjustments. Actual future prices and costs may be materially higher or lower than the prices and costs as of the date of an estimate.

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
Drilling for oil and natural gas may involve unprofitable efforts, not only from dry wells but also from wells that are productive but do not produce sufficient commercial quantities to cover the drilling, operating and other costs. The cost of drilling, completing and operating a well is often uncertain, and many factors can adversely affect the economics of a well or property. Drilling and completion operations may be curtailed, delayed or canceled as a result of unexpected drilling conditions, title problems, equipment failures or accidents, shortages of midstream transportation, equipment or personnel, environmental issues, state or local bans or moratoriums on hydraulic fracturing and produced water disposal, federal restrictions on oil and gas leasing and permitting, and a decline in commodity prices, among others. The profitability of wells, particularly in certain of the areas in which we operate, will be reduced or eliminated if commodity prices decline. In addition, wells that are profitable may not meet our internal return targets, which are dependent upon the current and future market prices for oil, natural gas and NGL, costs associated with producing oil, natural gas and NGL and our ability to add reserves at an acceptable cost.
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
To manage our exposure to price volatility, we enter into oil, natural gas and NGL price derivative contracts. Our oil, natural gas and NGL derivative arrangements may limit the benefit we would receive from increases in commodity prices. The fair value of our oil, natural gas and NGL derivative instruments can fluctuate significantly between periods. Our decision to mitigate cash flow volatility through derivative arrangements, if any, is based in part on our view of current and future market conditions and our desire to stabilize cash flows necessary for the development of our proved reserves. We may choose not to enter into derivatives if we believe the pricing environment for certain time periods is unfavorable. Additionally, we may choose to liquidate existing derivative positions prior to the expiration of their contractual maturities to monetize gain positions for the purpose of funding our capital program.
Most of our oil, natural gas and NGL derivative contracts are with counterparties under bilateral hedging arrangements. Under a majority of our arrangements, the collateral provided for our obligations is secured by the same hydrocarbon interests that secure our senior secured revolving credit facility. Our counterparties’ obligations under the arrangements must be secured by cash or letters of credit to the extent that any mark-to-market amounts owed to us exceed defined thresholds. Collateral requirements are dependent to a large extent on oil and natural gas prices.
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
Our operating activities are subject to numerous costs and risks, including the risk that we will not encounter commercially productive oil or gas reservoirs. Drilling for oil, natural gas and NGLs can be unprofitable, not only from dry holes, but from productive wells that do not return a profit because of insufficient revenue from production or high costs. Substantial costs are required to locate, acquire and develop oil and gas properties, and we are often uncertain as to the amount and timing of those costs. Our cost of drilling, completing, equipping and operating wells is often uncertain before drilling commences. Declines in commodity prices and overruns in budgeted expenditures are common risks that can make a particular project uneconomic or less economic than forecasted. While both exploratory and developmental drilling activities involve these risks, exploratory drilling involves greater risks of dry holes or failure to find commercial quantities of hydrocarbons. In addition, our oil and gas properties can become damaged, our operations may be curtailed, delayed or canceled and the costs of such operations may increase as a result of a variety of factors, including, but not limited to:
•unexpected drilling conditions, pressure conditions or irregularities in reservoir formations;
•equipment failures or accidents;
•fires, explosions, blowouts, cratering or loss of well control;
•the mishandling or underground migration of fluids and chemicals;
•adverse weather conditions and natural disasters, such as tornadoes, earthquakes, hurricanes and extreme temperatures;
•issues with title or in receiving governmental permits or approvals;
•restricted takeaway capacity for our production, including due to inadequate midstream infrastructure or constrained downstream markets;
•environmental hazards or liabilities;
•restrictions in access to, or disposal of, water used or produced in drilling and completion operations;
•shortages or delays in the availability of services or delivery of equipment; and
•unexpected or unforeseen changes in regulatory policy, and political or public opinion.
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

Development activities, particularly hydraulic fracturing, require the use and disposal of significant quantities of water. In certain areas, there may be insufficient local aquifer capacity to provide a source of water for drilling activities. Water must be obtained from other sources and transported to the drilling site. Our inability to secure sufficient amounts of water, or to dispose of or recycle the water used in our operations, could adversely impact our operations in certain areas. The imposition of environmental initiatives and regulations could further restrict our ability to conduct certain operations such as hydraulic fracturing or disposal of waste, including, but not limited to, produced water, drilling fluids and other materials associated with the exploration, development or production of oil and natural gas.
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
From time to time, we evaluate acquisitions and dispositions of assets, businesses and other investments. These transactions may not result in the anticipated benefits or efficiencies. In addition, acquisitions may be financed by borrowings, requiring us to incur more debt, or by the issuance of our common stock. Any such acquisition or disposition involves risks and we cannot assure you that:
•any acquisition would be successfully integrated into our operations and internal controls;
•the due diligence conducted prior to an acquisition would uncover situations that could result in financial or legal exposure, such as title defects and potential environmental and other liabilities;
•post-closing purchase price adjustments will be realized in our favor;

•our assumptions about, among other things, reserves, estimated production, revenues, capital expenditures, operating, operating expenses and costs would be accurate;
•any investment, acquisition, disposition or integration would not divert management resources from the operation of our business; and
•any investment, acquisition, or disposition or integration would not have a material adverse effect on our financial condition, results of operations, cash flows or reserves.
If any of these risks materialize, the benefits of such acquisition or disposition may not be fully realized, if at all, and our financial condition, results of operations, cash flows and reserves could be negatively impacted.
Negative public perception regarding us or our industry could have an adverse effect on our operations.
Negative public perception regarding us or our industry resulting from, among other things, concerns raised by advocacy groups about hydraulic fracturing, waste disposal, oil spills, seismic activity, climate change, explosions of natural gas transmission lines and the development and operation of pipelines and other midstream facilities may lead to increased regulatory scrutiny, which may, in turn, lead to new state and federal safety and environmental laws, regulations, guidelines and enforcement interpretations. Additionally, environmental groups, landowners, local groups and other advocates may oppose our operations through organized protests, attempts to block or sabotage our operations or those of our midstream transportation providers, intervene in regulatory or administrative proceedings involving our assets or those of our midstream transportation providers, or file lawsuits or other actions designed to prevent, disrupt or delay the development or operation of our assets and business or those of our midstream transportation providers. These actions may cause operational delays or restrictions, increased operating costs, additional regulatory burdens and increased risk of litigation. Moreover, governmental authorities exercise considerable discretion in the timing and scope of permit issuance and the public may engage in the permitting process, including through intervention in the courts. Negative public perception could cause the permits we require to conduct our operations to be withheld, delayed or burdened by requirements that restrict our ability to profitably conduct our business. The change in presidential administrations and change in control of Congress may also result in increased restrictions on oil and gas production activities, which could materially adversely affect our industry and our financial condition and results of operations.
Recently, activists concerned about the potential effects of climate change have directed their attention towards sources of funding for fossil-fuel energy companies, which has resulted in certain financial institutions, funds and other sources of capital restricting or eliminating their investment in energy-related activities. Ultimately, this could make it more difficult to secure funding for exploration and production activities. Members of the investment community have also begun to screen companies such as ours for sustainability performance, including practices related to GHGs and climate change, before investing in our common units. Any efforts to improve our sustainability practices in response to these pressures may increase our costs, and we may be forced to implement technologies that are not economically viable in order to improve our sustainability performance and to meet the specific requirements to perform services for certain customers.
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
Our business has become increasingly dependent on digital technologies to conduct certain exploration, development and production activities. We depend on digital technology to estimate quantities of oil, natural gas and NGL reserves, process and record financial and operating data, analyze seismic and drilling information, and communicate with our customers, employees and third-party partners. We have been the subject of cyber-attacks on our internal systems and through those of third parties in the past. Unauthorized access to our seismic data, reserves information, customer or employee data or other proprietary or commercially sensitive information could lead to data corruption, communication interruption, or other disruptions in our exploration or production operations or planned business transactions, any of which could have a material adverse impact on our results of operations. If our information technology systems cease to function properly or our cybersecurity is breached, we could suffer disruptions to our normal operations, which may include drilling, completion, production and corporate functions. A cyber-attack involving our information systems and related infrastructure, or that of our business associates, could result in supply chain disruptions that delay or prevent the transportation and marketing of our production, non-compliance leading to regulatory fines or penalties, loss or disclosure of, or damage to, our or any of our customer’s or supplier’s data or confidential information that could harm our business by damaging our reputation, subjecting us to potential financial or legal liability, and requiring us to incur significant costs, including costs to repair or restore our systems and data or to take other remedial steps.
Further, our increased reliance on remote access to our information systems as a result of the COVID-19 pandemic increases our exposure to potential cybersecurity breaches. As cyber-attacks continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerabilities to cyber-attacks. In addition, new laws and regulations governing data privacy and the unauthorized disclosure of confidential information pose increasingly complex compliance challenges and potentially elevate costs as we collect and store personal data related to royalty owners. Any failure to comply with these laws and regulations could result in significant penalties and legal liability. For example, the California Consumer Privacy Act (“CCPA”) was signed into law on June 28, 2018 and largely took effect on January 1, 2020. The CCPA, among other things, contains new disclosure obligations for businesses that collect personal information about California residents and enhanced consumer protections for those individuals, and provides for statutory fines for data security breaches or other CCPA violations. Meanwhile, over fifteen other states have considered privacy laws like the CCPA.
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
Financial Risks Related to our Business
We have significant capital needs, and our ability to access the capital and credit markets to raise capital on favorable terms is limited by industry conditions.
Disruptions in the capital and credit markets, in particular with respect to the energy sector, could limit our ability to access these markets or may significantly increase our cost to borrow. Low commodity prices have caused and may continue to cause lenders to increase the interest rates under upstream operators’ credit facilities, enact tighter lending standards, refuse to refinance existing debt around maturity on favorable terms or at all and may reduce or cease to provide funding to borrowers. Additionally, certain financial institutions have announced their intention to cease investment banking and corporate lending activities in the North American oil and gas sector. For example, on December 1, 2020, the Bank of Montreal announced its intention to wind down its investments in non-Canadian energy businesses and to cease all investment banking and corporate lending in the sector. If we are unable to access the capital and credit markets on favorable terms, it could have a material adverse effect on our business, financial condition, results of operations, cash flows and liquidity and our ability to repay or refinance our debt. Additionally, challenges in the economy have led and could further lead to reductions in the demand for oil and gas, or further reductions in the prices of oil and gas, or both, which could have a negative impact on our financial position, results of operations and cash flows.
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

We may be prevented from taking advantage of business opportunities that arise because of the limitations imposed on us by the restrictive covenants under certain of our debt agreements. The restrictions contained in the covenants could:
•limit our ability to plan for, or react to, market conditions, to meet capital needs or otherwise to restrict our activities or business plan; and
•adversely affect our ability to finance our operations, enter into acquisitions or divestitures to engage in other business activities that would be in our interest.
Changes in the method of determining the London Interbank Offered Rate (LIBOR), or the replacement of LIBOR with an alternative reference rate, may adversely affect interest expense related to outstanding debt.
Amounts drawn under certain of our debt instruments may bear interest at rates based on LIBOR. On July 27, 2017, the Financial Conduct Authority in the United Kingdom announced that it would phase out LIBOR as a benchmark by the end of 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021. The Credit Agreement adopts the hardwire approach for LIBOR replacement which provides that Term SOFR (or Daily Simple SOFR, to the extent Term SOFR is unavailable) will be used in the event of LIBOR cessation or upon an election to early opt-in, if SOFR becomes available. As SOFR is not currently available, the Credit Agreement also provides that in the event that SOFR is not available at the time of LIBOR cessation, the borrower and agent must agree on a successor rate subject to negative consent rights of the lenders. While the Credit Agreement provides a framework for a transition to an alternative rate, some uncertainty remains due to the current unavailability of SOFR and the inherent open-endedness of the amendment mechanism in the absence of SOFR. We are currently evaluating the impact of the potential replacement of the LIBOR interest rate. In addition, the overall financial markets may be disrupted as a result of the phase-out or replacement of LIBOR. Uncertainty as to the nature of such potential phase-out and alternative reference rates or disruption in the financial market could have a material adverse effect on our financial condition, results of operations and cash flows.
Legal and Regulatory Risks
We are subject to extensive governmental regulation, which can change and could adversely impact our business.
Our operations are subject to extensive federal, state, local and other laws, rules and regulations, including with respect to environmental matters, worker health and safety, wildlife conservation, the gathering and transportation of oil, gas and NGLs, conservation policies, reporting obligations, royalty payments, unclaimed property and the imposition of taxes, and tribal laws for a minor portion of our acreage. Such regulations include requirements for permits to drill and to conduct other operations and for provision of financial assurances (such as bonds) covering drilling, completion and well operations. If permits are not issued, or if unfavorable restrictions or conditions are imposed on our drilling or completion activities, we may not be able to conduct our operations as planned. For example, on January 20, 2021, the Acting Secretary for the Department of the Interior signed an order effectively suspending new fossil fuel leasing and permitting on federal lands for 60 days. Then on January 27, 2021, President Biden issued an executive order indefinitely suspending new oil and natural gas leases on public lands or in offshore waters pending completion of a comprehensive review and reconsideration of federal oil and gas permitting and leasing practices. To the extent that the review results in the development of additional restrictions on drilling, limitations on the availability of leases, or restrictions on the ability to obtain required permits, it could have a material adverse impact on our operations. In addition, we may be required to make large, sometimes unexpected, expenditures to comply with applicable governmental laws, rules, regulations, permits or orders.
In addition, changes in public policy have affected, and in the future could further affect, our operations. Regulatory developments could, among other things, restrict production levels, impose price controls, change environmental protection requirements and increase taxes, royalties and other amounts payable to the government. Our operating and compliance costs could increase further if existing laws and regulations are revised, reinterpreted, or if new laws and regulations become applicable to our operations. We do not expect that any of these laws and regulations will affect our operations materially differently than they would affect other companies with similar operations, size and financial strength. Although we are unable to predict changes to existing laws and regulations, such changes could significantly impact our profitability, financial condition and liquidity. This is particularly true of changes related to pipeline safety, hydraulic fracturing and climate change, as discussed below.
Pipeline Safety. The pipeline assets in which we own interests are subject to stringent and complex regulations related to pipeline safety and integrity management. The Pipeline and Hazardous Materials Safety Administration (PHMSA) has established a series of rules that require pipeline operators to develop and implement integrity management programs for gas, NGL and condensate transmission pipelines as well as for certain low stress pipelines and gathering lines transporting hazardous liquids, such as oil, that, in the event of a failure, could affect “high consequence areas.” Recent PHMSA rules have also extended certain requirements for integrity assessments and leak detections beyond high consequence areas. Further, legislation funding PHMSA through 2023 requires the agency to engage in additional rulemaking to amend the integrity management program, emergency response plan, operation and maintenance manual, and pressure control recordkeeping requirements for gas distribution operators; to create new leak detection and repair program obligations; and to set new minimum federal safety standards for onshore gas gathering lines. At this time, we cannot predict the cost of these requirements or other potential new or amended regulations, but they could be significant. Moreover, violations of pipeline safety regulations can result in the imposition of significant penalties.
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
Climate Change. Continuing political and social attention to the issue of climate change has resulted in legislative, regulatory and other initiatives to reduce greenhouse gas emissions, such as carbon dioxide and methane. Policy makers at both the U.S. federal and state levels have introduced legislation and proposed new regulations designed to quantify and limit the emission of greenhouse gases through inventories, limitations and/or taxes on greenhouse gas emissions. EPA and the BLM have issued regulations for the control of methane emissions, which also include leak detection and repair requirements, for the oil and gas industry; however, in September 2018, BLM published a final rule to repeal certain requirements of these regulations. Similarly, in September 2019, EPA published a rule proposing to reconsider certain aspects of its regulations for the control of methane emissions. Nevertheless, several states in which we operate have imposed limitations designed to reduce methane emissions from oil and gas exploration and production activities. Legislative and state initiatives to date have generally focused on the development of renewable energy standards and/or cap-and-trade and/or carbon tax programs. Renewable energy standards (also referred to as renewable portfolio standards) require electric utilities to provide a specified minimum percentage of electricity from eligible renewable resources, with potential increases to the required percentage over time. The development of a federal renewable energy standard, or the development of additional or more stringent renewable energy standards at the state level could reduce the demand for oil and gas, thereby adversely impacting our earnings, cash flows and financial position. A cap-and-trade program generally would cap overall greenhouse gas emissions on an economy- wide basis and require major sources of greenhouse gas emissions or major fuel producers to acquire and surrender emission allowances. A federal cap and trade program or expanded use of cap and trade programs at the state level could impose direct costs on us through the purchase of allowances and could impose indirect costs by incentivizing consumers to shift away from fossil fuels. In addition, federal or state carbon taxes could directly increase our costs of operation and similarly incentivize consumers to shift away from fossil fuels.
In addition, activists concerned about the potential effects of climate change have directed their attention at sources of funding for fossil-fuel energy companies, which has resulted in an increasing number of financial institutions, funds and other sources of capital restricting or eliminating their investment in oil and natural gas activities. Ultimately, this would make it more difficult and expensive to secure funding for exploration and production activities. Members of the investment community have also begun to screen companies such as ours for sustainability performance, including practices related to greenhouse gases and climate change, before investing in our common stock. Any efforts to improve our sustainability practices in response to these pressures may increase our costs, and we may be forced to implement technologies that are not economically viable in order to improve our sustainability performance and to meet the specific requirements to perform services for certain customers.
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
Increasing attention to environmental, social and governance matters may impact our business, financial results or stock price.
In recent years, increasing attention has been given to corporate activities related to ESG matters in public discourse and the investment community. A number of advocacy groups, both domestically and internationally, have campaigned for governmental and private action to promote change at public companies related to ESG matters, including through the investment and voting practices of investment advisers, public pension funds, universities and other members of the investing community. These activities include increasing attention and demands for action related to climate change and promoting the use of energy saving building materials. A failure to comply with investor or customer expectations and standards, which are evolving, or if we are perceived to not have responded appropriately to the growing concern for ESG issues, regardless of whether there is a legal requirement to do so, could also cause reputational harm to our business and could have a material adverse effect on us.
In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings systems for evaluating companies on their approach to ESG matters. These ratings are used by some investors to inform their investment and voting decisions. Unfavorable ESG ratings may lead to increased negative investor sentiment toward us and our industry and to the diversion of investment to other industries, which could have a negative impact on our stock price and our access to and costs of capital.
The taxation of independent producers is subject to change, and changes in tax law could increase our cost of doing business.
We are subject to taxation by various governmental authorities at the federal, state and local levels in the jurisdictions in which we do business. New legislation could be enacted by any of these governmental authorities making it more costly for us to produce oil and natural gas by increasing our tax burden. The new presidential administration has called for changes to fiscal and tax policies which could lead to comprehensive tax reform. New federal legislation could be proposed that, if enacted, would impact federal income tax law applicable to the deduction of intangible drilling and development costs, percentage depletion and bonus depreciation. Other proposals changing federal income tax law could include a new corporate minimum tax based on book income, an increase to the corporate tax rate and the elimination of certain tax credits. If enacted, certain of these proposals could have a correlative impact on state income taxes. In addition, state and local authorities could enact new legislation that would increase various taxes such as sales, severance and ad valorem taxes as well as accelerate the collection of such taxes.
Trading in our new common stock, additional issuances of new common stock and certain other stock transactions could lead to a second, potentially more restrictive annual limitation on the utilization of our tax attributes such as net operating loss carryforwards, disallowed business interest carryforwards, tax credits and possibly other tax basis items. Increased restriction of these items reduces their ability to offset future taxable income, which may result in an increase to income tax liabilities.
Upon emergence from bankruptcy on February 9, 2021, the Company experienced an ownership change under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), as all of the common stock and preferred stock of the Predecessor, or the old loss corporation, was canceled and replaced with new common stock of the Successor, or the new loss corporation (the “First Ownership Change”). As such, an annual limitation will be computed based on the fair market value of the new equity immediately after emergence multiplied by the long-term tax-exempt rate in effect for the month of February 2021. This annual limitation will restrict the future utilization of our net operating loss (NOL) carryforwards, disallowed business interest carryforwards and tax credits that existed at the time of emergence.
Based on current estimates, we believe the Company was in a net unrealized built-in gain position at the time of the First Ownership Change. This is due in large part to currently existing rules allowing a taxpayer to compare its tax basis to the face value of pre-emergence debt. Should the Company’s final calculations confirm that it was, in fact, in a net unrealized built-in gain position at such time, the annual limitation will be increased by each year’s recognized built-in gains, if any, occurring within a five-year period following the First Ownership Change, but only to the extent of the net unrealized built-in gain which existed at the time of the First Ownership Change.
In the event a second ownership change occurs and the Company is in a net unrealized built-in loss position at the time of the second ownership change, then a new and potentially more restrictive annual limitation would apply. Upon a second ownership change, the Company would likely have significantly less debt and as such a determination of its net unrealized built-in gain or loss position will likely not utilize its debt level and will be based solely upon the comparison of its tax basis to the fair market value of its assets. Depending on the market conditions and the Company’s tax basis, a second ownership change may result in a net unrealized built-in loss. The annual limitation in such a case would also be applied to certain of the Company’s tax attributes other than just NOL carryforwards, disallowed business interest carryforwards and tax credits. For example, a portion of tax depreciation, depletion and amortization would also be subject to the annual limitation for a five-year period following the ownership change but only to the extent of the net unrealized built-in loss existing at the time of the second ownership change. Whether the new annual limitation would be more restrictive would depend on the value of our stock and the long-term tax-exempt rate in effect at the time of a second ownership change. If the new annual limitation is more restrictive it would apply to certain of the tax attributes existing at the time of the second ownership change including those remaining from the time of the First Ownership Change.
Further, should the Company be in a net unrealized built-in gain position at the time of a second ownership change, the proposed regulations issued on September 10, 2019, and on January 14, 2020, under Section 382(h) of the Code (the “Proposed Regulations”) would, if finalized in their present form, change the currently existing rules and limit the potential increases to the annual limitation amount for certain built-in gains existing at the time of an ownership change, (unless the transition relief provisions of the Proposed Regulations are applicable), thereby possibly reducing the ability to utilize tax attributes significantly.
Some states impose similar limitations on tax attribute utilization upon experiencing an ownership change.
General Risk Factors
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
ITEM 1B.    Unresolved Staff Comments
Not applicable.
ITEM 2.    Properties
Information regarding our properties is included in Item 1. Business and in the Supplementary Information included in Item 8 of this report.
ITEM 3.     Legal Proceedings
Chapter 11 Proceedings
Commencement of the Chapter 11 Cases automatically stayed the proceedings and actions against us that are described below, in addition to actions seeking to collect pre-petition indebtedness or to exercise control over the property of the Company’s bankruptcy estates. The Plan in the Chapter 11 Cases, which became effective on February 9, 2021, provided for the treatment of claims against the Company’s bankruptcy estates, including pre-petition liabilities that had not been satisfied or addressed during the Chapter 11 Cases. See Note 2 of the notes to our consolidated financial statements included in Item 8 of this report for additional information.
Litigation and Regulatory Proceedings
We were involved in a number of litigation and regulatory proceedings as of the Petition Date. Many of these proceedings were in early stages, and many of them sought damages and penalties, the amount of which is currently indeterminate. See Note 6 of the notes to our consolidated financial statements included in Item 8 of this report for information regarding our estimation and provision for potential losses related to litigation and regulatory proceedings.
Business Operations. We are involved in various lawsuits and disputes incidental to our business operations, including commercial disputes, personal injury claims, royalty claims, property damage claims and contract actions. The majority of these prepetition legal proceedings, including the matters below, have been settled during the Chapter 11 Cases or will be resolved in connection with the claims reconciliation process before the Bankruptcy Court. Any allowed claim related to such prepetition litigation will be treated in accordance with the Plan.

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
Putative statewide class actions in Pennsylvania and Ohio and purported class arbitrations in Pennsylvania have been filed on behalf of royalty owners asserting various claims for damages related to alleged underpayment of royalties as a result of the divestiture of substantially all of our midstream business and most of our gathering assets in 2012 and 2013. These cases include claims for violation of and conspiracy to violate the federal Racketeer Influenced and Corrupt Organizations Act and for an unlawful market allocation agreement for mineral rights, intentional interference with contractual relations, and violations of antitrust laws related to purported markets for gas mineral rights, operating rights and gas gathering sources. These lawsuits seek in aggregate compensatory, consequential, treble, and punitive damages, restitution and disgorgement of profits, declaratory and injunctive relief regarding our royalty payment practices, pre-and post-judgment interest, and attorney’s fees and costs. On December 20, 2017 and August 9, 2018, we reached tentative settlements to resolve all Pennsylvania civil royalty cases for a total at that time of approximately $36 million. Subsequent to our Bankruptcy Filing the parties reopened settlement discussions.
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
We are named as a defendant in numerous lawsuits in Oklahoma alleging that we and other companies have engaged in activities that have caused earthquakes. These lawsuits seek compensation for injury to real and personal property, diminution of property value, economic losses due to business interruption, interference with the use and enjoyment of property, annoyance and inconvenience, personal injury and emotional distress.  In addition, they seek the reimbursement of insurance premiums and the award of punitive damages, attorneys’ fees, costs, expenses and interest. We are vigorously defending these claims. Any allowed claim related to such prepetition litigation will be treated in accordance with the Plan.
We are in discussions with the Pennsylvania Department of Environmental Protection (PADEP) regarding gas migration in the vicinity of certain of our wells in Wyoming County, Pennsylvania. We believe we are close to identifying agreed-upon steps to resolve PADEP’s concerns regarding the issue. In addition to these steps, resolution of the matter may result in monetary sanctions of more than $300,000.
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
ITEM 4.     Mine Safety Disclosures
The information concerning mine safety violations and other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17CFR 229.104) is included in Exhibit 95.1 to this Form 10-K.

PART II
ITEM 5.     Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Common Stock
Our common stock was previously listed on the New York Stock Exchange (the “NYSE”) under the symbol “CHK.” As a result of our failure to satisfy the continued listing requirements of the NYSE, on June 29, 2020, our common stock ceased to trade on the NYSE. Since June 30, 2020, our common stock has been quoted on the OTC Pink Marketplace maintained by the OTC Markets Group, Inc. under the symbol “CHKAQ.” On July 20, 2020, the NYSE filed a Form 25 with the SEC to delist our common stock, senior notes and cumulative convertible preferred stock from the NYSE. The delisting was effective 10 days after the Form 25 was filed and our common stock, senior notes and cumulative convertible preferred stock were deregistered under Section 12(b) of the Exchange Act on October 18, 2020. Our common stock was canceled on February 9, 2021 as a result of our Chapter 11 proceedings.
On February 9, 2021, subsequent to our emergence from Bankruptcy, there were 97,906,968 outstanding shares of common stock of the Successor listed on the Nasdaq Stock Market LLC under the symbol CHK. In addition, on February 9, 2021, we had 11,111,111 Class A Warrants, 12,345,679 Class B Warrants and 9,768,527 Class C Warrants outstanding that are exercisable for one share of common stock per warrant at the initial exercise prices of $27.63, $32.13 and $36.18 per share, respectively. The warrants are immediately exercisable and will expire on February 9, 2026.
Dividends
We ceased paying dividends on our common stock in the third quarter of 2015.
Unregistered Sales of Equity Securities and Use of Proceeds
There were no repurchases or unregistered sales of our common stock during the quarter ended December 31, 2020.
Shareholders
As of February 25, 2021, there were approximately 122 holders of record of our common stock.

ITEM 6.     Selected Financial Data
The following table sets forth selected consolidated financial data of Chesapeake as of and for the years ended December 31, 2020, 2019, 2018, 2017 and 2016. The table below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements, including the notes thereto, appearing in Items 7 and 8, respectively, of this report.

	Years Ended December 31,
	2020	2019	2018	2017	2016
	($ in millions, except per share data)
STATEMENT OF OPERATIONS DATA:
Total revenues	$5,296	$8,595	$10,030	$10,039	$8,705
Net income (loss) available to common stockholders(a)	$(9,756)	$(416)	$133	$(631)	$(4,018)

EARNINGS (LOSS) PER COMMON SHARE:(b)
Basic	$(998.26)	$(49.97)	$29.26	$(139.32)	$(1,051.83)
Diluted	$(998.26)	$(49.97)	$29.26	$(139.32)	$(1,051.83)

CASH DIVIDEND DECLARED PER COMMON SHARE	$—	$—	$—	$—	$—

BALANCE SHEET DATA (AT END OF PERIOD):
Total assets	$6,584	$16,193	$12,735	$14,925	$17,048
Long-term debt, net of current maturities	$—	$9,073	$7,341	$9,921	$9,938
Total equity (deficit)	$(5,341)	$4,401	$2,133	$1,943	$2,565
___________________________________________
(a)    Includes $8.535 billion, $11 million, $131 million, $814 million and $563 million of impairments of oil and gas properties and other fixed assets for the years ended December 31, 2020, 2019, 2018, 2017 and 2016, respectively.
(b)    Amounts have been retroactively adjusted to reflect a 1-for-200 (1:200) reverse stock split effective April 14, 2020. See Note 11 of the notes to our consolidated financial statements included in Item 8 of this report for additional information.

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
Introduction
We are an independent exploration and production company engaged in the acquisition, exploration and development of properties to produce oil, natural gas and NGLs from underground reservoirs. We own a large and geographically diverse portfolio of onshore U.S. unconventional natural gas and liquids assets, including interests in approximately 7,400 oil and natural gas wells. Our natural gas resource plays are the Marcellus Shale in the northern Appalachian Basin in Pennsylvania and the Haynesville/Bossier Shales in northwestern Louisiana. Our liquids-rich resource plays are the Eagle Ford Shale in South Texas and the stacked pay in the Powder River Basin in Wyoming.
Recent Developments
Voluntary Reorganization Under Chapter 11
On June 28, 2020, the Debtors filed voluntary petitions for relief under the Bankruptcy Code in the Bankruptcy Court. On June 29, 2020, the Bankruptcy Court entered an order authorizing the joint administration of the Chapter 11 Cases under the caption In re Chesapeake Energy Corporation, Case No. 20-33233 (DRJ). Subsidiaries with noncontrolling interests, consolidated variable interest entities and certain de minimis subsidiaries (collectively, the “Non-Filing Entities”) were not part of the Chapter 11 Cases. The Debtors and the Non-Filing Entities continued to operate in the ordinary course of business during the Chapter 11 Cases.
During the Chapter 11 Cases, the Debtors operated as debtors-in-possession in accordance with the applicable provisions of the Bankruptcy Code. The Bankruptcy Court granted first day motions filed by us that were designed primarily to mitigate the impact of the Chapter 11 Cases on our operations, customers and employees. As a result, we were able to conduct normal business activities and pay all associated obligations for the period following the Bankruptcy filing and were authorized to pay owner royalties, employee wages and benefits, and certain vendors and suppliers in the ordinary course for goods and services provided. During the pendency of the Chapter 11 Cases, all transactions outside the ordinary course of business required the prior approval of the Bankruptcy Court.
For the duration of the Chapter 11 Cases, our operations and ability to develop and execute our business plan were subject to the risks and uncertainties associated with the Chapter 11 process as described in Item 1A. “Risk Factors.” As a result of these risks and uncertainties, the number of our shares of common stock and stockholders, assets, liabilities, officers and/or directors could be significantly different following the outcome of the Chapter 11 Cases, and the description of our operations, properties and capital plans included in this Form 10-Q may not accurately reflect our operations, properties and capital plans following the Chapter 11 Cases.
During the Chapter 11 Cases, we expected our financial results to continue to be volatile as Restructuring activities and expenses, contract terminations and rejections, and claims assessments significantly impact our consolidated financial statements. As a result, our historical financial performance is likely not indicative of our financial performance after the date of the Petition Date. In addition, we incurred significant professional fees and other costs in connection with preparation for the Chapter 11 Cases.
On October 13, 2020, we filed a notice with the Bankruptcy Court that we reached an agreement with Tapstone Energy, LLC (“Tapstone Energy”) as the “Stalking Horse” bidder to sell our Mid-Continent asset for $85 million in a Section 363 transaction under the Bankruptcy Code. An auction supervised by the Bankruptcy Court was held on November 10, 2020, in which other pre-qualified buyers submitted bids for the asset. We presented the results of the auction process to the Bankruptcy Court and the sale was approved on November 13, 2020. On December 11, 2020, we closed the transaction with Tapstone Energy for $130 million, subject to post-closing adjustments which resulted in the recognition of a gain of approximately $27 million.

On November 22, 2020, we filed notice with the Bankruptcy Court that we had reached an agreement with The Williams Companies, Inc. (“Williams”) to transfer certain Haynesville assets, including interests in 144 producing wells and approximately 50,000 net acres, in exchange for improved midstream contract terms with respect to assets we retained. On December 15, 2020, the Court approved the transaction with Williams and the exchange resulted in the recognition of loss of approximately $128 million based on the difference between the carrying value of the assets and the fair value of the assets surrendered. The exchange was executed to obtain sufficient savings on midstream obligations as required by the Plan. Therefore, the loss was recorded to reorganization items, net in our consolidated statements of operations.
See Item 1. Business, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 2 of the notes to our consolidated financial statements included in Item 8 of this report for a discussion of our Chapter 11 proceedings.
COVID-19 Pandemic and Impact on Global Demand for Oil and Natural Gas
The global spread of COVID-19 created significant volatility, uncertainty, and economic disruption during 2020. The pandemic has reached more than 200 countries and territories and has resulted in widespread adverse impacts on the global economy and on our customers and other parties with whom we have business relations. There remains considerable uncertainty regarding how long the pandemic and related market conditions will persist. In certain cases, states that had begun taking steps to reopen their economies experienced a subsequent surge in cases of COVID-19, causing these states to cease such reopening measures in some cases and reinstitute restrictions in others. To date, we have experienced limited operational impacts as a result of COVID-19 or the related governmental restrictions.
As an essential business under the guidelines issued by each of the states in which we operate, we have been allowed to continue operations. As a result, in mid-March of 2020, we restricted access to all of our offices and for a period of time directed employees to work remotely to the extent possible. We began to re-open our offices in phases beginning in mid-May of 2020, and we have implemented special precautions to minimize the risk to our employees of exposure. These actions have allowed us to maintain the engagement and connectivity of our personnel. However, due to severe impacts from the COVID-19 pandemic on the global demand for oil and natural gas, financial results may not necessarily be indicative of operating results for the 2020 fiscal year or for any other future period. Moreover, future operations could be negatively affected if a significant number of our employees are quarantined as a result of exposure to the virus.
Our first priority in our response to this crisis has been the health and safety of our employees and those of our other business counterparties. We have implemented preventative measures and developed corporate and regional response plans to minimize unnecessary risk of exposure and prevent infection, while supporting our employees, contractors and vendors to the best of our ability. We have a business continuity team tasked with responding to health, safety and environmental matters and personnel issues, and we have activated this business continuity team to address the impacts of the pandemic on our business as they develop. We also have modified certain business practices (including those related to employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences) to protect the health and safety of our employees and contractors and the communities in which we operate by conforming to government restrictions and best practices encouraged by the Centers for Disease Control and Prevention, the World Health Organization and other governmental and regulatory authorities.
There is considerable uncertainty regarding how long the pandemic and related market conditions will persist and the extent and duration of governmental and other measures implemented to try to slow the spread of the virus, such as large-scale travel bans and restrictions, border closures, quarantines, shelter-in-place orders and business and government shutdowns. One of the largest impacts of the pandemic has been a significant reduction in global demand for oil and, to a lesser extent, natural gas. In addition, in the first half of 2020, oil prices declined significantly due to an increase in supply emanating from a disagreement on production cuts among members of OPEC+ and certain non-OPEC oil-producing countries. The resulting oversupply and the reduced demand in response to COVID-19 have together caused prices in the oil and gas market to remain depressed. Oil and natural gas prices are expected to continue to be volatile as a result of the near-term production instability and the ongoing COVID-19 pandemic and as changes in oil and natural gas inventories, industry demand and global and national economic performance are reported. The supply and demand imbalance has disrupted the oil and natural gas exploration and production industry and other industries that serve exploration and production companies. We expect to see continued volatility in oil and natural gas prices for the foreseeable future, and such volatility has adversely impacted and is expected to continue to adversely impact our business, cash flows, liquidity, financial condition and results of operations.
As of the date of this Form 10-K, our efforts to respond to the challenges presented by the conditions described above and minimize the impacts to our business have yielded positive results. We have moved quickly to implement strategies to reduce costs, increase operational efficiencies and lower our capital spending. In 2020, we reduced our workforce by 25%. In connection with this reduction, we recorded non-recurring charges of approximately $44 million for the year ended December 31, 2020, and we anticipate an estimated annualized savings of approximately $70 million. In February 2021, we reduced our workforce by an additional 15%. In addition, due to the significant drop in oil prices and midstream constraints in 2020, we shut in wells and delayed 38 turn-in-lines, which reduced our oil production by approximately 50%, 25% and 10% in May, June and July, respectively. In response to recent improvements in market conditions, we have returned most wells to production and intend to complete most of our drilled but uncompleted wells by the second quarter of 2021. We anticipate our capital expenditures for the remainder of the year will be focused primarily on our natural gas assets. We have not received any funding under the CARES Act or other federal programs to support our operations and do not anticipate that we will. We are continuing to address concerns to protect the health and safety of our employees and those of our customers and other business counterparties, and this includes changes to comply with health-related guidelines as they are modified and supplemented.
We cannot predict the full impact that COVID-19 or the current significant disruption and volatility in the oil and natural gas markets will have on our business, cash flows, liquidity, financial condition and results of operations. The ultimate impact of the pandemic will depend on future developments that cannot be anticipated, including, among others, the ultimate severity of the virus, the consequences of governmental and other measures designed to mitigate the spread of the virus, the development and availability of treatments and vaccines and the extent to which these treatments and vaccines may remain effective as potential new strains of the virus emerge, the duration of the pandemic, any actions taken by members of Organization of Petroleum Exporting Countries (OPEC+) and other foreign, oil-exporting countries, actions taken by governmental authorities, customers and other thirds parties, workforce availability, and the timing and extent of any return to normal economic and operating conditions. For additional discussion regarding risks associated with the COVID-19 pandemic, see Item 1A “Risk Factors” in this report.
Cancellation of Rights Plan
On April 23, 2020, our Board of Directors declared a dividend of one Right payable on May 4, 2020 for each share of our common stock outstanding on May 4, 2020 to the shareholders of record on that date (the “Rights”). In connection with the distribution of the Rights, we entered into a Rights Agreement with Computershare Trust Company, N.A., as rights agent (the “Rights Agreement”). Each Right entitles the registered holder to purchase from us Preferred Shares.
The Rights Agreement was intended to protect value by preserving our ability to use our tax attributes to offset potential future income taxes for federal income tax purposes. Our ability to use our tax attributes would have been substantially limited if we had experienced an ownership change under Section 382 of the Code prior to emergence from bankruptcy on February 9, 2021. The Rights Agreement reduced the likelihood of an ownership change by deterring any person or group of affiliated or associated persons from acquiring beneficial ownership of 4.9% or more of the outstanding shares of our common stock.
In connection with the adoption of the Rights Agreement the Company filed a Certificate of Designations of Series B Preferred Stock with the Secretary of State of the State of Oklahoma setting forth the rights, powers, and preferences of the Series B Preferred Stock issuable upon exercise of the Rights (the “Preferred Shares”). On the Plan Effective Date, the Company filed a Certificate of Elimination with the Secretary of State of the State of Oklahoma eliminating the Preferred Shares and returning them to authorized but undesignated shares of the Company’s preferred stock. The foregoing is a summary of the terms of the Certificate of Elimination. The summary does not purport to be complete and is qualified in its entirety by reference to the Certificate of Elimination.

Liquidity and Capital Resources
Liquidity Overview
Our primary sources of capital resources and liquidity have historically consisted of internally generated cash flows from operations, borrowings under certain credit agreements, dispositions of non-core assets and the capital markets when conditions are favorable. Our ability to issue additional indebtedness, dispose of assets or access the capital markets was substantially limited during the Chapter 11 Cases and required court approval in most instances. Accordingly, our liquidity depended mainly on cash generated from operating activities and available funds under the DIP Credit Facility discussed below.
The Bankruptcy Filing constituted an event of default under certain of our secured and unsecured debt obligations. As a result of the Bankruptcy Filing, the principal and interest due under these debt instruments became immediately due and payable. However, pursuant to Section 362 of the Bankruptcy Code, the creditors were stayed from taking any action as a result of such defaults.
Recent Events Affecting Liquidity
On June 28, 2020, prior to the commencement of the Chapter 11 Cases, the Company entered into a commitment letter (the “Commitment Letter”) with certain of the lenders under our pre-petition revolving credit facility and/or their affiliates (collectively, the “Commitment Parties”), pursuant to which, and subject to the satisfaction of certain customary conditions, including the approval of the Bankruptcy Court, the Commitment Parties agreed to provide the Debtors with a post-petition senior secured super-priority debtor-in-possession revolving credit facility in an aggregate principal amount of up to approximately $2.104 billion (the “DIP Credit Facility”), consisting of a revolving loan facility of new money in an aggregate principal amount of up to $925 million, which includes a sub-facility of up to $200 million for the issuance of letters of credit, and an up to approximately $1.179 billion term loan that reflects the roll-up of a portion of our outstanding borrowings under the pre-petition revolving credit facility. Pursuant to the Commitment Letter, the Commitment Parties also committed to provide, subject to certain conditions, an up to $2.5 billion exit credit facility, consisting of an up to $1.75 billion revolving credit facility (the “Exit Revolving Facility”) and an up to $750 million senior secured term loan facility (the “Exit Term Loan Facility” and, together with the Exit Revolving Facility, the “Exit Credit Facilities”). The terms and conditions of the DIP Credit Facility are set forth in the senior secured super-priority debtor-in-possession credit agreement (the “DIP Credit Agreement”) attached to the Commitment Letter. The DIP Credit Facility provided us the capital necessary to fund our operations during the Chapter 11 reorganization proceedings. The proceeds of the DIP Credit Facility were used for, among other things, post-petition working capital, permitted capital investments, general corporate purposes, letters of credit, administrative costs, premiums, expenses and fees for the transactions contemplated by the Chapter 11 Cases, payment of court approved adequate protection obligations, and other such purposes consistent with the DIP Credit Facility. On July 1, 2020, the Company, as borrower, entered into the DIP Credit Agreement along with the Debtor guarantors party thereto, MUFG Union Bank, N.A., as agent, and the other lender, issuer, and agent parties thereto. On September 15, 2020, we entered into the first amendment to the DIP Credit Agreement. The amendment, among other things, amended the maximum hedging covenant to allow the Debtors to enter into additional non-speculative hedge agreements based on forecasted production. See Note 2 of the notes to our consolidated financial statements included in Item 8 of this report for further discussion of our DIP Credit Facility.
As of December 31, 2020, we had a cash balance of $279 million, as compared to $6 million as of December 31, 2019, and a net working capital deficit of $1.986 billion as of December 31, 2020, as compared to a net working capital deficit of $1.141 billion as of December 31, 2019. Additionally, our DIP Credit Facility was approved by the Bankruptcy Court on July 31, 2020 which allowed us up to $925 million of borrowing capacity. As of December 31, 2020, we had no outstanding borrowings under our DIP Credit Facility. See Note 5 of the notes to our consolidated financial statements included in Item 8 of this report for further discussion of our debt obligations, including principal and carrying amounts of our notes.
Post-Emergence Debt
The Bankruptcy Court confirmed the Plan in a bench ruling on January 13, 2021 and entered the Confirmation Order on January 16, 2021. The Debtors emerged from bankruptcy on February 9, 2021. Upon emergence, all existing equity was canceled and new common stock was issued to the previous holders of our term loan, second lien notes, senior notes and certain general unsecured creditors.

On the Effective Date, pursuant to the terms of the Plan, the Company, as borrower, entered into a reserve-based credit agreement (the “Credit Agreement”) providing for a reserve-based credit facility (the “Exit Credit Facility”) with an initial borrowing base of $2.5 billion. The borrowing base will be redetermined semiannually on or around May 1 and November 1 of each year and the next scheduled redetermination will be on or about October 1, 2021. The aggregate initial elected commitments of the lenders under the Exit Credit Facility will be $1.75 billion of revolving Tranche A Loans (the “Tranche A Loans”) and $220 million of fully funded Tranche B Loans (the “Tranche B Loans”).
The Exit Credit Facility provides for a $200.0 million sublimit of the aggregate commitments that are available for the issuance of letters of credit. The Exit Credit Facility bears interest at the ABR (alternate base rate) or LIBOR, at our election, plus an applicable margin (ranging from 2.25–3.25% per annum for ABR loans and 3.25–4.25% per annum for LIBOR loans, subject to a 1.00% LIBOR floor), depending on the percentage of the borrowing base then being utilized. The Tranche A Loans mature 3 years after the Effective Date and the Tranche B Loans mature 4 years after the Effective Date. The Tranche B Loans can be repaid if no Tranche A Loans are outstanding
On February 2, 2021, the Company, issued $500 million aggregate principal amount of its 5.5% Senior Notes due 2026 (the “2026 Notes”) and $500 million aggregate principal amount of its 5.875% Senior Notes due 2029 (the “2029 Notes” and, together with the 2026 Notes, the “Notes”). The offering of the Notes was part of a series of exit financing transactions being undertaken in connection with the Debtors’ Chapter 11 Cases and meant to provide the exit financing originally intended to be provided by the Exit Term Loan Facility pursuant to the Commitment Letter.
Based upon the business plan approved by the Court and our hedging activities we expect to generate adequate cash flows from operating activities to fully fund all investing activities without incremental borrowings under our Exit Credit Facility.

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
As of February 25, 2021, we had downside oil price protection on approximately 19 mmbbls through swaps at $42.69 per bbl. We had downside natural gas price protection on 548 bcf through swaps and collars at an average price of $2.67 per mcf.

Oil Derivatives(a)
Year	Type of Derivative Instrument	Notional Volume	Average NYMEX/Basis Price
		(mmbbls)
2021	Fixed-price swaps	19	$42.69
2021	Basis protection swaps(b)	5	$0.61
2022	Fixed-price swaps	11	$44.30
2022	Basis protection swaps(b)	2	$0.09
2023	Fixed-price swaps	2	$47.17

Natural Gas Derivatives(a)
Year	Type of Derivative Instrument	Notional Volume	Average NYMEX/Basis Price
		(bcf)
2021	Fixed-price swaps(c)	518	$2.67
2021	Two-way collars	30	$2.80/$3.29
2021	Basis protection swaps	119	($0.57)
2022	Fixed-price swaps	249	$2.55
2022	Two-way collars	23	$2.30/$2.94
2022	Basis protection swaps	30	$0.18
2023	Fixed-price swaps	45	$2.75
2023	Basis protection swaps	4	$0.75
___________________________________________
(a)    Includes amounts settled in January and February 2021.
(b)    Includes CMA WTI Roll swaps.
(c)    Includes non-NYMEX fixed-price swaps.
See Note 14 of the notes to our consolidated financial statements included in Item 8 of this report for further discussion of derivatives and hedging activities.

Contractual Obligations and Off-Balance Sheet Arrangements
From time to time, we enter into arrangements and transactions that can give rise to contractual obligations and off-balance sheet commitments. The table below summarizes our contractual cash obligations for both recorded obligations and certain off-balance sheet arrangements and commitments as of December 31, 2020:

	Payments Due By Period
	Total	2021	2022-2023	2024-2025	2026 and Beyond
	($ in millions)
Long-term debt:
Principal(a)	$9,096	$2,472	$440	$4,702	$1,482
Interest(a)	2,375	607	1,130	560	78
Finance lease obligation(b)	10	10	—	—	—
Operating lease obligations(c)	30	28	2	—	—
Operating commitments(d)	5,102	872	1,326	992	1,912
Standby letters of credit	54	54	—	—	—
Other	12	6	6	—	—
Total contractual cash obligations(e)	$16,679	$4,049	$2,904	$6,254	$3,472
___________________________________________
(a)    The maturities of our debt obligations and associated interest reflect their original expiration dates and do not reflect any acceleration due to any events of default pertaining to these obligations. See Note 5 of the notes to our consolidated financial statements included in Item 8 of this report for a description of our long-term debt.
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
Capital Expenditures
For the year ending December 31, 2021, we currently expect to bring or have online approximately 110 to 125 gross wells across five to six rigs and plan to invest between approximately $670 – $740 million in capital expenditures. We expect that approximately 80% of our 2021 capital expenditures will be directed toward our natural gas assets. We currently plan to fund our 2021 capital program through cash on hand, expected cash flow from our operations and borrowings under our Exit Revolver. We may alter or change our plans with respect to our capital program and expected capital expenditures based on developments in our business, our financial position, our industry or any of the markets in which we operate.

Credit Risk
Our customers and counterparties are experiencing uncertain economic conditions which may impact their ability to make payments to us, which could adversely affect our business, cash flows, liquidity, financial condition and results of operations. We monitor the creditworthiness of all our customers and counterparties and we generally require letters of credit or parent guarantees for receivables from parties deemed to have sub-standard credit, unless the credit risk can otherwise be mitigated.
Sources of Funds
The following table presents the sources of our cash and cash equivalents for the years ended December 31, 2020, 2019 and 2018. See Note 3 of the notes to our consolidated financial statements included in Item 8 of this report for further discussion of divestitures of oil and natural gas assets.

	Years Ended December 31,
	2020	2019	2018
	($ in millions)
Cash provided by operating activities	$1,164	$1,623	$1,730
Proceeds from issuances of debt, net	—	1,563	1,236
Proceeds from revolving credit facility borrowings, net	339	496	—
Proceeds from divestitures of proved and unproved properties, net	136	130	2,231
Proceeds from sales of other property and equipment, net	14	6	147
Proceeds from sales of investments	—	—	74
Total sources of cash and cash equivalents	$1,653	$3,818	$5,418
Cash Flow from Operating Activities
Cash provided by operating activities was $1.164 billion, $1.623 billion and $1.730 billion in 2020, 2019 and 2018, respectively. The decrease in 2020 is primarily the result of lower prices for the oil, natural gas and NGL we sold. The decrease in 2019 is primarily the result of lower prices for the oil, natural gas and NGL we sold as well as certain cash expenditures related to our WildHorse acquisition. Changes in cash flow from operations are largely due to the same factors that affect our net income, excluding various non-cash items, such as depreciation, depletion and amortization, certain impairments, gains or losses on sales of fixed assets, deferred income taxes and mark-to-market changes in our derivative instruments. See further discussion below under Results of Operations.

Debt issuances
The following table reflects the proceeds received from issuances of debt in 2020, 2019 and 2018. See Note 5 of the notes to our consolidated financial statements included in Item 8 of this report for further discussion.

	Years Ended December 31,
	2020		2019		2018
	Principal Amount of Debt Issued	Net Proceeds	Principal Amount of Debt Issued	Net Proceeds	Principal Amount of Debt Issued	Net Proceeds
	($ in millions)
Term loan	$—	$—	$1,500	$1,455	$—	$—
Senior secured second lien notes	—	—	120	108	—	—
Senior notes	—	—	—	—	1,250	1,236
Total	$—	$—	$1,620	$1,563	$1,250	$1,236
Divestitures of Proved and Unproved Properties
In 2020, we divested our Mid-Continent asset for $130 million and certain non-core assets for approximately $6 million. In 2019, we divested certain non-core assets for approximately $130 million. In 2018, we divested $2.231 billion of proved and unproved properties including $1.868 billion for our Utica Shale properties in Ohio. Proceeds from these transactions were used to repay debt and fund our development program. See Note 3 of the notes to our consolidated financial statements included in Item 8 of this report for further discussion.
Uses of Funds
The following table presents the uses of our cash and cash equivalents for the years ended December 31, 2020, 2019 and 2018:

	Years Ended December 31,
	2020	2019	2018
	($ in millions)
Oil and Natural Gas Expenditures:
Drilling and completion costs	$1,111	$2,180	$1,848
Acquisitions of proved and unproved properties	9	35	128
Total oil and natural gas expenditures	1,120	2,215	1,976
Other Uses of Cash and Cash Equivalents:
Cash paid to purchase debt	94	1,073	2,813
DIP credit facility and exit facilities financing costs	109	—	—
Business combination, net	—	353	—
Payments on revolving credit facility borrowings, net	—	—	362
Extinguishment of other financing	—	—	122
Additions to other property and equipment	22	48	21
Cash paid for preferred stock dividends	22	91	92
Other	13	36	27
Total other uses of cash and cash equivalents	260	1,601	3,437
Total uses of cash and cash equivalents	$1,380	$3,816	$5,413

Drilling and Completion Costs
Our drilling and completion costs decreased in 2020 compared to 2019 primarily as a result of decreased drilling and completion activity mainly in our liquids-rich plays. We spud, completed, and connected wells at a higher average working interest in 2019 compared to 2018 due to the divestiture of the Utica asset and the acquisition of the Brazos Valley asset. Our average operated rig count was 8 rigs and spud wells were 167 in 2020 compared to an average operated rig count of 18 rigs and 333 spud wells in 2019 and 17 rigs and 322 spud wells in 2018. We completed 188 operated wells in 2020 compared to 370 in 2019 and 351 in 2018.
Business Combination - Acquisition of WildHorse
In 2019, we acquired WildHorse for approximately 3.6 million reverse stock split adjusted shares of our common stock and $381 million less $28 million of cash held by WildHorse as of the acquisition date. See Note 3 of the notes to our consolidated financial statements included in Item 8 of this report for further discussion of the acquisition.
Cash Paid to Purchase Debt
In 2020, we repurchased approximately $160 million aggregate principal amount of our senior notes for $94 million. In 2019, we repurchased $698 million principal amount of our BVL Senior Notes for $693 million and retired our BVL revolving credit facility for $1.028 billion. We also repaid upon maturity $380 million principal amount of our Floating Rate Senior Notes due April 2019. In 2018, we used $2.813 billion of cash to repurchase $2.701 billion principal amount of debt.
DIP Credit Facility Financing Costs
In 2020, we paid $109 million of one-time fees to lenders to establish our DIP Credit Facility and Exit Credit Facility.
Extinguishment of Other Financing
In 2018, we repurchased previously conveyed overriding royalty interests (ORRIs) from the CHK Utica, L.L.C. investors and extinguished our obligation to convey future ORRIs to the investors for combined consideration of $199 million. The cash paid was bifurcated between extinguishment of the obligation and acquisition of the ORRI.
Dividends
We paid dividends of $22 million, $91 million and $92 million on our preferred stock during 2020, 2019 and 2018, respectively. On April 17, 2020, we announced that we were suspending payment of dividends on each series of our outstanding convertible preferred stock. Pursuant to the restructuring support agreement associated with our Chapter 11 Cases (the “Restructuring Support Agreement”), each holder of an equity interest in Chesapeake had such interest canceled, released, and extinguished without any distribution. See Note 2 of the notes to our consolidated financial statements included in Item 8 of this report for additional information about the Chapter 11 Cases.

Results of Operations
Year ended December 31, 2020 compared to the year ended December 31, 2019
Below is a discussion of changes in our results of operations for 2020 compared to 2019. A discussion of changes in our results of operations for 2019 compared to 2018 has been omitted from this Form 10-K, but may be found in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Form 10-K for the year ended December 31, 2019 as filed with the SEC on February 27, 2020.
Oil, Natural Gas and NGL Production and Average Sales Prices

	2020
	Oil		Natural Gas		NGL		Total
	mbbl per day	$/bbl	mmcf per day	$/mcf	mbbl per day	$/bbl	mboe per day	%	$/boe
Marcellus	—	—	1,052	1.64	—	—	175	39	9.82
Haynesville	—	—	521	1.83	—	—	87	20	10.99
Eagle Ford	50	39.12	135	2.28	18	12.56	91	20	27.47
Brazos Valley	36	37.30	50	0.86	6	6.02	50	11	28.13
Powder River Basin	13	36.64	58	1.92	4	14.94	26	6	24.22
Retained assets(a)	99	38.14	1,816	1.73	28	11.46	429	96	16.80
Divested assets(b)	4	37.92	56	1.87	3	12.36	16	4	17.85
Total	103	38.16	1,872	1.73	31	11.55	445	100%	16.84

	2019
	Oil		Natural Gas		NGL		Total
	mbbl per day	$/bbl	mmcf per day	$/mcf	mbbl per day	$/bbl	mboe per day	%	$/boe
Marcellus	—	—	946	2.48	—	—	158	32	14.88
Haynesville	—	—	672	2.42	—	—	112	23	14.53
Eagle Ford	58	61.22	153	2.73	19	17.04	102	21	41.72
Brazos Valley	33	59.29	49	1.79	5	8.04	47	10	44.96
Powder River Basin	19	54.28	86	2.47	5	16.63	38	8	34.31
Retained assets(a)	110	59.47	1,906	2.46	29	15.37	457	94	25.51
Divested assets(b)	8	55.30	89	2.09	5	17.66	27	6	26.65
Total	118	59.20	1,995	2.45	34	15.62	484	100%	25.58
___________________________________________
(a) Includes assets retained as of December 31, 2020.
(b)    Divested assets include Mid-Continent assets in 2020.

Oil, Natural Gas and NGL Sales

	Years Ended December 31,
	2020	change	2019
	($ in millions)
Oil	$1,427	(44)%	$2,543
Natural gas	1,188	(33)%	1,782
NGL	130	(32)%	192
Oil, natural gas and NGL sales	$2,745	(39)%	$4,517
The decrease in the price received per boe in 2020 resulted in a $1.423 billion decrease in revenues, and decreased sales volumes resulted in a $349 million decrease in revenues, for a total net decrease in revenues of $1.772 billion. See Note 9 of the notes to our consolidated financial statements included in Item 8 of this report for a complete discussion of oil, natural gas and NGL sales.
Oil, Natural Gas and NGL Derivatives

	Years Ended December 31,
	2020	2019
	($ in millions)
Oil derivatives – realized gains (losses)	$694	$36
Oil derivatives – unrealized gains (losses)	(140)	(248)
Total gains (losses) on oil derivatives	554	(212)

Natural gas derivatives – realized gains (losses)	161	114
Natural gas derivatives – unrealized gains (losses)	(119)	103
Total gains (losses) on natural gas derivatives	42	217
Total gains (losses) on oil, natural gas and NGL derivatives	$596	$5
See Note 14 of the notes to our consolidated financial statements included in Item 8 of this report for a complete discussion of our derivative activity.

Marketing Revenues and Expenses

	Years Ended December 31,
	2020	change	2019
	($ in millions)
Marketing revenues	$1,869	(53)%	$3,967
Marketing expenses	1,889	(53)%	4,003
Marketing margin	$(20)	44%	$(36)
Marketing revenues and expenses decreased in 2020 primarily as a result of decreased oil, natural gas and NGL prices received in our marketing operations and less volumes being marketed. Marketing margin increased primarily due to improved margins related to non-equity transactions.
Other Revenue

	Years Ended December 31,
	2020	2019
	($ in millions)
Other revenue	$56	$63
Other revenue primarily relates to the amortization of deferred VPP revenue. In 2020, we sold the assets related to our remaining VPP and extinguished the liability related to the production volume delivery obligation. See Note 7 of the notes to our consolidated financial statements included in Item 8 of this report for further discussion of our VPPs.
Gains on Sales of Assets

	Years Ended December 31,
	2020	2019
	($ in millions)
Gains on sales of assets	$30	$43
In 2020, we filed a notice with the Bankruptcy Court that we reached an agreement with Tapstone Energy to sell our Mid-Continent asset in a transaction under Section 363 the Bankruptcy Code. An auction supervised by the Bankruptcy Court was held on November 10, 2020 in which other pre-qualified buyers submitted bids for the asset. We presented the results of the auction process to the Bankruptcy Court and the sale was approved on November 13, 2020. On December 11, 2020, we closed the transaction with Tapstone Energy for $130 million, subject to post-closing adjustments, which resulted in the recognition of a gain of approximately $27 million.
In 2019, we received proceeds of approximately $136 million, net of post-closing adjustments, and recognized a net gain of approximately $43 million, primarily for the sale of non-core oil and natural gas properties.
See Note 3 of the notes to our consolidated financial statements included in Item 8 of this report for further discussion of these transactions.

Oil, Natural Gas and NGL Production Expenses

	Years Ended December 31,
	2020	change	2019
	($ in millions)
Oil, natural gas and NGL production expenses
Marcellus	$32	—%	$32
Haynesville	36	(12)%	41
Eagle Ford	112	(38)%	180
Brazos Valley	89	(8)%	97
Powder River Basin	42	(42)%	72
Retained Assets(a)	311	(26)%	422
Divested Assets(b)	62	(37)%	98
Total oil, natural gas and NGL production expenses	$373	(28)%	$520

	($ per boe)
Oil, natural gas and NGL production expenses
Marcellus	$0.50	(11)%	$0.56
Haynesville	$1.14	14%	$1.00
Eagle Ford	$3.37	(30)%	$4.83
Brazos Valley	$4.86	(14)%	$5.66
Powder River Basin	$4.41	(15)%	$5.17
Retained Assets(a)	$1.98	(22)%	$2.53
Divested Assets(b)	$10.52	5%	$9.99
Total oil, natural gas and NGL production expenses per boe	$2.29	(22)%	$2.94
___________________________________________
(a) Includes assets retained as of December 31, 2020.
(b)    Divested assets include our Mid-Continent assets in 2020.
The absolute and per unit decrease was primarily the result of production curtailments and reduced workover activity in our liquids-rich operating areas due to lower commodity prices.

Oil, Natural Gas, and NGL Gathering, Processing and Transportation Expenses

	Years Ended December 31,
	2020	2019
	($ in millions, except per unit)
Oil, natural gas and NGL gathering, processing and transportation expenses	$1,082	$1,082
Oil ($ per bbl)	$4.00	$3.20
Natural gas ($ per mcf)	$1.28	$1.21
NGL ($ per bbl)	$4.90	$5.32
Total ($ per boe)	$6.64	$6.13
The per unit increase for oil and natural gas gathering, processing and transportation expenses was primarily due to the increase in transportation expense related to oil deficiency fees for our Eagle Ford operating area and production curtailments.
Severance and Ad Valorem Taxes

	Years Ended December 31,
	2020	change	2019
	($ in millions, except per unit)
Severance taxes	$87	(40)%	$144
Ad valorem taxes	62	(23)%	80
Severance and ad valorem taxes	$149	(33)%	$224

Severance taxes per boe	$0.53	(35)%	$0.81
Ad valorem taxes per boe	0.38	(17)%	0.46
Severance and ad valorem taxes per boe	$0.91	(28)%	$1.27
The decrease in severance taxes was primarily due to the reduction in value as a result of decreased prices in areas where tax is calculated on net revenue instead of production. The decrease in ad valorem taxes is primarily due to lower assessed property values for 2020 compared to 2019.
Exploration Expense

	Years Ended December 31,
	2020	change	2019
	($ in millions)
Impairments of unproved properties	$411	1,184%	$32
Dry hole expense	7	(72)%	25
Geological and geophysical expense and other	9	(67)%	27
Exploration expense	$427	408%	$84
The increase in exploration expense was the result of non-cash impairment charges of $411 million in unproved properties, primarily in our liquids-rich operating areas of $266 million. Our development plans contained significant reductions in future capital assigned to the liquids-rich plays resulting in a lack of intent and ability to develop unproved properties in the next five years. Additionally, a non-cash impairment charge of $144 million with respect to our Haynesville assets was recorded due to unfavorable economic conditions and capital constraints.

General and Administrative Expenses

	Years Ended December 31,
	2020	change	2019
	($ in millions, except per unit)
Gross overhead	$578	(15)%	$682
Allocated to production expenses	(186)	(12)%	(212)
Allocated to marketing expenses	(11)	(21)%	(14)
Allocated to exploration expenses	—	(100)%	(11)
Allocated to sand mine expense	(3)	(57)%	(7)
Capitalized general and administrative expenses	(71)	(3)%	(73)
Reimbursed from third parties	(40)	(20)%	(50)
General and administrative expenses, net	$267	(15)%	$315

General and administrative expenses, net per boe	$1.63	(8)%	$1.78
Gross overhead decreased primarily due to our reduction in workforce in 2020.
Separation and Other Termination Costs
In 2020 and 2019, we incurred charges of approximately $44 million and $12 million, respectively, related to one-time termination benefits for certain employees.
Provision for Legal Contingencies

	Years Ended December 31,
	2020	2019
	($ in millions)
Provision for legal contingencies	$27	$19
The 2020 and 2019 amounts consist of accruals for loss contingencies related to royalty claims.
Depreciation, Depletion and Amortization

	Years Ended December 31,
	2020	change	2019
	($ in millions, except per unit)
Depreciation, depletion and amortization	$1,097	(52)%	$2,264
Depreciation, depletion and amortization per boe	$6.72	(48)%	$12.82

The absolute and per unit decreases in 2020 are primarily the result of an $8.446 billion impairment recognized in 2020 on our proved oil and natural gas properties due to lower forecasted commodity prices, which reduced the depletable carrying value.

Impairments

	Years Ended December 31,
	2020	2019
	($ in millions)
Impairments of oil and gas properties	$8,446	$8
Impairments of other fixed assets	89	3
Total impairments	$8,535	$11
Oil and natural gas properties. In 2020, we recorded impairments of proved oil and natural gas properties related to Eagle Ford, Brazos Valley, Powder River Basin, Mid-Continent and other non-core assets, all of which were due to lower forecasted commodity prices.
Other fixed assets. In 2020, we recorded a $76 million impairment of our sand mine assets that support our Brazos Valley operating area for the difference between the fair value and carrying value of the assets as well as a $13 million impairment of compressor inventory due to a lack of a current market for compressors.
See Note 18 of the notes to our consolidated financial statements included in Item 8 of this report for further discussion of our impairments.
Other Operating Expense

	Years Ended December 31,
	2020	change	2019
	($ in millions)
Other operating expense	$109	18%	$92
In 2020, we terminated certain gathering, processing and transportation contracts and recognized a non-recurring $80 million expense related to the contract terminations. The contract terminations removed approximately $169 million of future commitments related to gathering, processing and transportation agreements.
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

Interest Expense

	Years Ended December 31,
	2020	2019
	($ in millions, except per unit)
Interest expense on DIP credit facility	$3	$—
Interest expense on senior notes	239	578
Interest expense on term loan	71	4
Interest expense on pre-petition revolving credit facility	89	96
Amortization of discount, issuance costs and other	31	3
Amortization of premium	(87)	(5)
Realized gains on interest rate derivatives	—	(5)
Unrealized losses on interest rate derivatives	—	4
Capitalized interest	(15)	(24)
Total interest expense	$331	$651

Interest expense per boe	$2.03	$3.68

Average pre-petition revolving credit facility	$1,887	$1,934
Average DIP credit facility	$1	$—
Average senior notes borrowings	n/a	$7,857
Average term loan borrowings	n/a	$37
The decrease in interest expense on senior notes is due to our Chapter 11 proceedings. We have not paid or recognized interest expense on any outstanding debt that was reclassified to liabilities subject to compromise.
See Note 5 of the notes to our consolidated financial statements included in Item 8 of this report for a discussion of our debt instruments.
Gains (Losses) on Investments
FTS International Inc. (NYSE: FTSI). In 2018, FTS International, Inc. (FTSI) completed an initial public offering. Due to the offering, the ownership percentage of our equity method investment in FTSI decreased from approximately 29% to 24% and resulted in a gain of $78 million. In addition, we sold approximately 4.3 million shares of FTSI in the offering for net proceeds of approximately $74 million and recognized a gain of $61 million decreasing our ownership percentage to approximately 20%.
In 2019, the hydraulic fracturing industry experienced challenging operating conditions resulting in the current fair value of our investment in FTSI falling below book value of $65 million and remaining below that value as of the end of the year. Based on FTSI’s 2019 operating results and FTSI’s share price of $1.04 per share as of December 31, 2019, we determined that the reduction in fair value was other-than-temporary and recognized an impairment of our investment in FTSI of approximately $43 million.
In 2020, the hydraulic fracturing industry experienced challenging operating conditions resulting in FTSI filing for Chapter 11 bankruptcy, and we recognized an impairment of our entire investment of $23 million. FTSI emerged from bankruptcy on November 19, 2020 and this restructuring resulted in a reduction of the common stock we owned in FTSI from 20% to less than 2%. The decreased ownership percentage and the loss of significant influence required us to measure the investment at fair value.
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
Gains (Losses) on Purchases or Exchanges of Debt. In 2020, we repurchased approximately $160 million aggregate principal amount of senior notes for $95 million and recorded an aggregate gain of approximately $65 million. In 2019, we privately negotiated exchanges of approximately $507 million principal amount of our outstanding senior notes for 235,563,519 shares of common stock and $186 million principal amount of our outstanding convertible senior notes for 73,389,094 shares of common stock. We recorded an aggregate net gain of approximately $64 million associated with the exchanges. Additionally, in various transactions throughout 2019, we repurchased approximately $698 million principal amount of the BVL Senior Notes, recognizing a net $10 million gain on the transactions.
Other Income. In 2019, we recognized $9 million of other income from the sale of seismic data licenses to third parties. The remaining amount in 2019 was from other non-operating miscellaneous income.
Reorganization Items, Net

Years Ended December 31, 2020
($ in millions)
Provision for allowed claims	$(879)
Write off of unamortized debt premiums (discounts)	518
Write off of unamortized debt issuance costs	(61)
Debt and equity financing fees	(145)
Loss on divested assets	(128)
Legal and professional fees	(113)
Gain on settlement of pre-petition accounts payable	15
Loss on settlement of pre-petition revenues payable	(3)
Reorganization items, net	$(796)
We have incurred and will continue to incur significant expenses, gains and losses associated with our reorganization, primarily the write-off of unamortized debt issuance costs and related unamortized premiums and discounts, debt and equity financing fees, provision for allowed claims and legal and professional fees incurred subsequent to the Chapter 11 Filings for the reorganization process.
Income Tax Expense (Benefit). We recorded an income tax benefit of $19 million and $331 million in 2020 and 2019, respectively. The income tax benefit for 2020 consists of a reversal of the income tax expense recorded in 2019 of $10 million relating to Texas no longer being in a net deferred tax asset position for the period ended December 31, 2019. Texas reverted back to being in a net deferred tax asset position which was offset by a valuation allowance for the period ended December 31, 2020 which resulted in the reversal. The $19 million also includes a current state income tax benefit of $6 million and a $3 million benefit for amounts which were previously sequestered or anticipated to be sequestered by the Internal Revenue Service (IRS) against certain refunds of alternative minimum tax (AMT) credits. The IRS announced on January 16, 2020, that refunds of AMT credits should not have been subject to sequestration. All previously sequestered funds have been received. The income tax benefit for 2019 consists mainly of a $314 million partial release of the valuation allowance maintained against our net deferred tax asset position. The partial release was a consequence of recording a net deferred tax liability of $314 million resulting from the business combination accounting for WildHorse. Other material items included in the 2019 income tax benefit include a benefit for the reversal of a liability for unrecognized tax benefits of $32 million partially offset by an expense of $10 million associated with the aforementioned deferred tax position in Texas and a current state income tax expense of $6 million. See Note 10 of the notes to our consolidated financial statements included in Item 8 of this report for a discussion of income tax expense (benefit).

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
Bankruptcy Proceedings. We have applied Accounting Standards Codification (ASC) 852, Reorganizations (“ASC 852”) in preparing our consolidated financial statements. ASC 852 requires that the financial statements, for periods subsequent to the Chapter 11 Cases, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain revenues, expenses, realized gains and losses and provisions for losses that are realized or incurred in the bankruptcy proceedings, including losses related to executory contracts that were approved for rejection by the Bankruptcy Court, and unamortized deferred financing costs, premiums and discount associated with debt classified as liabilities subject to compromise, are recorded in reorganization items, net on our accompanying consolidated statements of operations. In addition, pre-petition obligations that may be impacted by the bankruptcy reorganization process have been classified on our consolidated balance sheets as of December 31, 2020 as liabilities subject to compromise. These liabilities are reported at the amounts we anticipate will be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts. See Note 2 of the notes to our consolidated financial statements included in Item 8 of this report for more information.
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
Impairments. Long-lived assets used in operations, including proved oil and gas properties, are assessed for impairment whenever changes in facts and circumstances indicate a possible significant deterioration in future cash flows expected to be generated by an asset group. Individual assets are grouped for impairment purposes based on a judgmental assessment of the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. If there is an indication the carrying amount of an asset may not be recovered, the asset is assessed by management through an established process in which changes to significant assumptions such as prices, volumes, and future development plans are reviewed. If, upon review, the sum of the undiscounted pre-tax cash flows is less than the carrying value of the asset group, the carrying value is written down to estimated fair value by discounting using a weighted average cost of capital. Because there usually is a lack of quoted market prices for long-lived assets, the fair value of impaired assets is assessed by management using the income approach. Level 3 inputs associated with the calculation of discounted cash flows used in the impairment analysis include our estimate of future crude oil and natural gas prices, production costs, development expenditures, anticipated production of proved reserves and other relevant data. Additionally, we utilize NYMEX strip pricing, adjusted for differentials, to value the reserves.
Income Taxes. The amount of income taxes recorded requires interpretations and application of complex rules and regulations pertaining to federal, state and local taxing jurisdictions. Income taxes are accounted for using the asset and liability method as required by GAAP. We recognize deferred tax assets and liabilities for temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets for NOL carryforwards and disallowed business interest carryforwards have also been recognized. We routinely assess the realizability of our deferred tax assets and reduce such assets by a valuation allowance if it is more likely than not that all or some portion of the deferred tax assets will not be realized. In assessing the need for additional valuation allowances or adjustments to existing valuation allowances, we consider the weight of all available evidence, both positive and negative, concerning the realization of the deferred tax asset. Among the more significant types of evidence that we consider are:

•taxable income projections in future years;
•reversal of existing deferred tax liabilities against deferred tax assets and whether the carryforward period is so brief that it would limit realization of the tax benefit;
•future sales and operating cost projections that will produce more than enough taxable income to realize the deferred tax asset based on existing sales prices and cost structures; and
•our earnings history exclusive of any loss that creates a future deductible amount coupled with evidence indicating that the loss is an aberration rather than a continuing condition.
Our judgments and assumptions in estimating future taxable income include such factors as future operating conditions and commodity prices when determining if deferred tax assets are more likely than not to be realized.
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
For the year ended December 31, 2020, oil, natural gas, and NGL revenue, excluding any effect of our derivative instruments, were $1.4 billion, $1.2 billion, and $130 million, respectively. Based on 2020 production, oil, natural gas, and NGL revenue for the year ended December 31, 2020 would have increased or decreased by approximately $140 million, $120 million, and $13 million, respectively, for each 10% increase or decrease in prices. As of December 31, 2020, the fair values of our oil and gas derivatives were net assets of $19 million and net liabilities of $137 million, respectively. A 10% increase in forward oil prices would decrease the valuation of oil derivatives by $187 million while a 10% decrease would increase the valuation by $185 million. A 10% increase in forward gas prices would decrease the valuation of gas derivatives by approximately $129 million while a 10% decrease would increase the valuation by $129 million. This fair value change assumes volatility based on prevailing market parameters at December 31, 2020. See Note 14 of the notes to our consolidated financial statements included in Item 8 of this report for further information on our open derivative positions.
Interest Rate Risk
Our exposure to interest rate changes relates primarily to borrowings under our pre-petition revolving credit facility and DIP Credit Facility. Interest was payable on borrowings under the pre-petition revolving credit facility and DIP Credit Facility based on a floating rate. See Note 5 of the notes to our consolidated financial statements included in Item 8 of this report for additional information. As of December 31, 2020, we had $1.929 billion in borrowings outstanding under our pre-petition revolving credit facility and no outstanding borrowings under our DIP Credit Facility. A 1.0% increase in interest rates based on the variable borrowings as of December 31, 2020 would result in an increase in our interest expense of approximately $19 million per year. Changes in interest rates do affect the fair value of our fixed-rate debt.

ITEM 8.     Financial Statements and Supplementary Data

Supplementary Information:
Quarterly Financial Data (unaudited)	132
Supplemental Disclosures About Oil, Natural Gas and NGL Producing Activities (unaudited)	133

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Chesapeake Energy Corporation
Opinions on the Financial Statements
We have audited the accompanying consolidated balance sheets of Chesapeake Energy Corporation and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
Subsequent Event
As discussed in Note 2 to the consolidated financial statements, Chesapeake Energy Corporation and certain of its subsidiaries (collectively the “Debtors”) filed voluntary petitions on June 28, 2020 with the United States Bankruptcy Court for the Southern District of Texas (“Bankruptcy Court”) for relief under the provisions of Chapter 11 of the United States Code Bankruptcy Code. The Bankruptcy Court confirmed the Debtors joint plan of reorganization on January 16, 2021 and the Debtors emerged from Bankruptcy on February 9, 2021.
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

The Impact of Proved Oil and Natural Gas Reserves on Proved Oil and Natural Gas Properties, Net
As described in Note 1 to the consolidated financial statements, the Company’s property and equipment, net balance was $5.2 billion as of December 31, 2020, and depreciation, depletion, and amortization (DD&A) expense for the year ended December 31, 2020 was $1.1 billion, both of which substantially related to proved oil and natural gas properties. The Company follows the successful efforts method of accounting for its oil and natural gas producing activities. Under this method, all capitalized well costs and leasehold costs of proved oil and natural gas properties are depreciated by the units-of-production (UOP) method based on total estimated proved developed reserves and proved reserves, respectively. As disclosed by management, estimates of oil and natural gas reserves and their values, future production rates, future development costs and commodity pricing differentials are the most significant of management’s estimates. The accuracy of any reserve estimate is a function of the quality of data available and of engineering and geological interpretation and judgment. In addition, estimates of reserves volumes may be revised based on actual production, results of subsequent exploration and development activities, recent commodity prices, operating costs and other factors. The estimates of oil and natural gas reserves have been developed by specialists, specifically petroleum engineers.
The principal considerations for our determination that performing procedures relating to the impact of proved oil and natural gas reserves on proved oil and natural gas properties, net is a critical audit matter are (i) the significant judgment by management, including the use of specialists, when developing the estimates of proved oil and natural gas reserves, which in turn led to (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence obtained related to the data, methods, and assumptions used by management and its specialists in developing the estimates of proved oil and natural gas reserves volumes and the assumptions applied to the data related to the commodity pricing differentials and future development costs.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s estimates of proved oil and natural gas reserves. The work of management’s specialists was used in performing the procedures to evaluate the reasonableness of the proved oil and natural gas reserve volumes. As a basis for using this work, the specialists’ qualifications were understood and the Company’s relationship with the specialists was assessed. The procedures performed also included evaluation of the methods and assumptions used by the specialists, tests of the data used by the specialists, and an evaluation of the specialists’ findings. These procedures also included, among others, testing the completeness and accuracy of the data related to commodity pricing differentials and future development costs. Additionally, these procedures included evaluating whether the assumptions applied to the aforementioned data were reasonable considering the past performance of the Company.
Impairment Assessment of Certain Proved Oil and Natural Gas Properties
As described in Notes 1 and 18 to the consolidated financial statements, the property and equipment, net balance was $5.2 billion as of December 31, 2020, and impairment expense for the year ended December 31, 2020 was $8.5 billion, both of which substantially related to proved oil and natural gas properties. When circumstances indicate that the carrying value of proved oil and natural gas properties may not be recoverable, management compares unamortized capitalized costs to the expected undiscounted pre-tax future cash flows for the associated assets grouped at the lowest level for which identifiable cash flows are independent of cash flows of other assets. If the expected undiscounted pre-tax future cash flows are lower than the unamortized capitalized costs, the capitalized costs are reduced to fair value. Fair value is generally estimated using an income approach. The expected future cash flows used for impairment assessment and related fair value measurements are typically based on judgmental assessments of future production volumes, commodity prices, operating costs, weighted average cost of capital and capital investment plans, considering all available information at the date of assessment.
The principal considerations for our determination that performing procedures relating to the impairment assessment of certain proved oil and natural gas properties is a critical audit matter are (i) the significant judgment by management, including the use of specialists, when developing the fair value measurement of proved oil and natural gas properties; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to future production volumes, commodity prices, and operating costs, as well as the weighted average cost of capital; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of certain controls relating to management’s proved oil and natural gas properties impairment assessment. These procedures also included, among others (i) testing management’s process for developing the fair value measurement of proved oil and natural gas properties; (ii) evaluating the appropriateness of the income approach model; (iii) testing the completeness and accuracy of underlying data used in the model; and (iv) evaluating the reasonableness of significant assumptions used by management related to future production volumes, commodity prices, and operating costs, as well as the weighted average cost of capital. Evaluating the reasonableness of management’s assumptions related to future commodity prices involved comparing the prices against observable market data and evaluating differentials through inspection of the underlying contracts. Evaluating future operating costs involved evaluating the reasonableness of the assumptions as compared to the past performance of the Company. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s income approach model and weighted average cost of capital. The work of management’s specialists was used in performing the procedures to evaluate the reasonableness of the proved oil and natural gas reserve volumes as stated in the Critical Audit Matter titled “The Impact of Proved Oil and Natural Gas Reserves on Proved Oil and Natural Gas Properties, Net” and the reasonableness of the future production volumes. As a basis for using this work, the specialists’ qualifications were understood and, the Company’s relationship with the specialists was assessed. The procedures performed also included evaluation of the methods and assumptions used by the specialists, tests of the data used by the specialists and an evaluation of the specialists’ findings.

/s/ PricewaterhouseCoopers LLP
Oklahoma City, Oklahoma
March 1, 2021

We have served as the Company’s auditor since 1992.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
CONSOLIDATED BALANCE SHEETS

	December 31,
	2020	2019
ASSETS	($ in millions)
CURRENT ASSETS:
Cash and cash equivalents ($0 and $2 attributable to our VIE)	$279	$6
Accounts receivable, net	746	990
Short-term derivative assets	19	134
Other current assets	64	121
Total Current Assets	1,108	1,251
PROPERTY AND EQUIPMENT:
Oil and natural gas properties, at cost based on successful efforts accounting:
Proved oil and natural gas properties ($0 and $755 attributable to our VIE)	25,734	30,765
Unproved properties	1,550	2,173
Other property and equipment	1,754	1,810
Total Property and Equipment, at Cost	29,038	34,748
Less: accumulated depreciation, depletion and amortization ($0 and ($713) attributable to our VIE)	(23,806)	(20,002)
Property and equipment held for sale, net	10	10
Total Property and Equipment, Net	5,242	14,756
Other long-term assets	234	186
TOTAL ASSETS	$6,584	$16,193

The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
CONSOLIDATED BALANCE SHEETS – (Continued)

	December 31,
	2020	2019
LIABILITIES AND EQUITY (DEFICIT)	($ in millions)
CURRENT LIABILITIES:
Accounts payable	$346	$498
Current maturities of long-term debt, net	1,929	385
Accrued interest	3	75
Short-term derivative liabilities	93	2
Other current liabilities ($0 and $1 attributable to our VIE)	723	1,432
Total Current Liabilities	3,094	2,392
Long-term debt, net	—	9,073
Long-term derivative liabilities	44	2
Asset retirement obligations, net of current portion	139	200
Other long-term liabilities	5	125
Liabilities subject to compromise	8,643	—
Total Liabilities	11,925	11,792
CONTINGENCIES AND COMMITMENTS (Note 6)
EQUITY (DEFICIT):
Stockholders’ Equity (deficit):
Preferred stock, $0.01 par value, 20,000,000 shares authorized: 5,563,458 and 5,563,458 shares outstanding	1,631	1,631
Common stock, $0.01 par value, 22,500,000 and 15,000,000 shares authorized: 9,780,547 and 9,772,793 shares issued(a)	—	—
Additional paid-in capital	16,937	16,973
Accumulated deficit	(23,954)	(14,220)
Accumulated other comprehensive income	45	12
Less: treasury stock, at cost; 0 and 26,224 common shares(a)	—	(32)
Total Stockholders’ Equity (Deficit)	(5,341)	4,364
Noncontrolling interests	—	37
Total Equity (Deficit)	(5,341)	4,401
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$6,584	$16,193
____________________________________________
(a)    Amounts and shares have been retroactively adjusted to reflect a 1-for-200 (1:200) reverse stock split effective April 14, 2020. See Note 11 for additional information.
The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES - (DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2020	2019	2018
	($ in millions except per share data)
REVENUES AND OTHER:
Oil, natural gas and NGL	$3,341	$4,522	$5,155
Marketing	1,869	3,967	5,076
Total Revenues	5,210	8,489	10,231
Other	56	63	63
Gains (losses) on sales of assets	30	43	(264)
Total Revenues and Other	5,296	8,595	10,030
OPERATING EXPENSES:
Oil, natural gas and NGL production	373	520	474
Oil, natural gas and NGL gathering, processing and transportation	1,082	1,082	1,398
Severance and ad valorem taxes	149	224	189
Exploration	427	84	162
Marketing	1,889	4,003	5,158
General and administrative	267	315	335
Separation and other termination costs	44	12	38
Provision for legal contingencies	27	19	26
Depreciation, depletion and amortization	1,097	2,264	1,737
Impairments	8,535	11	131
Other operating expense	109	92	—
Total Operating Expenses	13,999	8,626	9,648
INCOME (LOSS) FROM OPERATIONS	(8,703)	(31)	382
OTHER INCOME (EXPENSE):
Interest expense	(331)	(651)	(633)
Gains (losses) on investments	(20)	(71)	139
Gains on purchases or exchanges of debt	65	75	263
Other income	16	39	67
Reorganization items, net	(796)	—	—
Total Other Expense	(1,066)	(608)	(164)
INCOME (LOSS) BEFORE INCOME TAXES	(9,769)	(639)	218
INCOME TAX EXPENSE (BENEFIT):
Current income taxes	(9)	(26)	—
Deferred income taxes	(10)	(305)	(10)
Total Income Tax Expense (Benefit)	(19)	(331)	(10)
NET INCOME (LOSS)	(9,750)	(308)	228
Net (income) loss attributable to noncontrolling interests	16	—	(2)
NET INCOME (LOSS) ATTRIBUTABLE TO CHESAPEAKE	(9,734)	(308)	226
Preferred stock dividends	(22)	(91)	(92)
Loss on exchange of preferred stock	—	(17)	—
Earnings allocated to participating securities	—	—	(1)
NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$(9,756)	$(416)	$133
EARNINGS (LOSS) PER COMMON SHARE:(a)
Basic	$(998.26)	$(49.97)	$29.26
Diluted	$(998.26)	$(49.97)	$29.26
WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING (in thousands):(a)
Basic	9,773	8,325	4,546
Diluted	9,773	8,325	4,546
____________________________________________
(a)    All share and per share information has been retroactively adjusted to reflect a 1-for-200 (1:200) reverse stock split effective April 14, 2020. See Note 11 for additional information.
The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2020	2019	2018
	($ in millions)
NET INCOME (LOSS)	$(9,750)	$(308)	$228
OTHER COMPREHENSIVE INCOME, NET OF INCOME TAX:
Reclassification of losses on settled derivative instruments(a)	33	35	34
Other Comprehensive Income	33	35	34
COMPREHENSIVE INCOME (LOSS)	(9,717)	(273)	262
COMPREHENSIVE (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	16	—	(2)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CHESAPEAKE	$(9,701)	$(273)	$260
___________________________________________
(a)Deferred tax activity incurred in other comprehensive income was offset by a valuation allowance.

The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2020	2019	2018
	($ in millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)	$(9,750)	$(308)	$228
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO CASH PROVIDED BY OPERATING ACTIVITIES:
Depreciation, depletion and amortization	1,097	2,264	1,737
Deferred income tax benefit	(10)	(305)	(10)
Derivative (gains) losses, net	(596)	(3)	26
Cash receipts (payments) on derivative settlements, net	884	202	(345)
Stock-based compensation	21	30	32
(Gains) losses on sales of assets	(30)	(43)	264
Impairments	8,535	11	131
Non-cash reorganization items, net	(213)	—	—
Exploration	417	49	96
(Gains) losses on investments	20	63	(139)
Gains on purchases or exchanges of debt	(65)	(79)	(263)
Other	(61)	(4)	(118)
Decrease in accounts receivable and other assets	303	376	16
(Decrease) increase in accounts payable, accrued liabilities and other	612	(630)	75
Net Cash Provided By Operating Activities	1,164	1,623	1,730
CASH FLOWS FROM INVESTING ACTIVITIES:
Drilling and completion costs	(1,111)	(2,180)	(1,848)
Business combination, net	—	(353)	—
Acquisitions of proved and unproved properties	(9)	(35)	(128)
Proceeds from divestitures of proved and unproved properties	136	130	2,231
Additions to other property and equipment	(22)	(48)	(21)
Proceeds from sales of other property and equipment	14	6	147
Proceeds from sales of investments	—	—	74
Net Cash Provided By (Used In) Investing Activities	(992)	(2,480)	455
The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)

	Years Ended December 31,
	2020	2019	2018
	($ in millions)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from pre-petition revolving credit facility borrowings	3,656	10,676	11,697
Payments on pre-petition revolving credit facility borrowings	(3,317)	(10,180)	(12,059)
Proceeds from DIP credit facility borrowings	60	—	—
Payments on DIP credit facility borrowings	(60)	—	—
DIP credit facility and exit facilities financing costs	(109)	—	—
Proceeds from issuance of senior notes, net	—	108	1,236
Proceeds from issuance of term loan, net	—	1,455	—
Cash paid to purchase debt	(94)	(1,073)	(2,813)
Extinguishment of other financing	—	—	(122)
Cash paid for preferred stock dividends	(22)	(91)	(92)
Other	(13)	(36)	(33)
Net Cash Provided By (Used In) Financing Activities	101	859	(2,186)
Net increase (decrease) in cash and cash equivalents	273	2	(1)
Cash and cash equivalents, beginning of period	6	4	5
Cash and cash equivalents, end of period	$279	$6	$4

Supplemental disclosures to the consolidated statements of cash flows are presented below:

	Years Ended December 31,
	2020	2019	2018
	($ in millions)
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for reorganization items, net	$140	$—	$—
Interest paid, net of capitalized interest	$224	$691	$664
Income taxes paid, net of refunds received	$—	$(6)	$(3)

SUPPLEMENTAL DISCLOSURE OF SIGNIFICANT NON-CASH INVESTING AND FINANCING ACTIVITIES:
Change in accrued drilling and completion costs	$(216)	$(19)	$174
Put option premium on equity backstop agreement	$60	$—	$—
Operating lease obligations recognized	$32	$—	$—
Common stock issued for business combination	$—	$2,037	$—
Debt exchanged for common stock	$—	$693	$—
Preferred stock exchanged for common stock	$—	$40	$—
Change in senior notes exchanged	$—	$971	$—
Acquisition of other property and equipment including assets under finance lease	$—	$—	$27

The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Years Ended December 31,
	2020	2019	2018
	($ in millions)
PREFERRED STOCK:
Balance, beginning of period	$1,631	$1,671	$1,671
Exchange/conversions of 100, 40,000 and 0 shares of preferred stock for common stock	—	(40)	—
Balance, end of period	1,631	1,631	1,671
COMMON STOCK:(a)
Balance, beginning of period	—	—	—
Common shares issued for WildHorse Merger	—	—	—
Exchange of senior notes and convertible notes	—	—	—
Balance, end of period	—	—	—
ADDITIONAL PAID-IN CAPITAL:(a)
Balance, beginning of period	16,973	14,387	14,446
Common shares issued for WildHorse Merger	—	2,037	—
Stock-based compensation	(14)	27	33
Exchange of contingent convertible notes for 0, 366,945 and 0 shares of common stock	—	135	—
Exchange of senior notes for 0, 1,177,817 and 0 shares of common stock	—	440	—
Exchange of preferred stock for 0, 51,839, and 0 shares of common stock	—	40	—
Equity component of contingent convertible notes repurchased	—	(2)	—
Dividends on preferred stock	(22)	(91)	(92)
Balance, end of period	16,937	16,973	14,387
RETAINED EARNINGS (ACCUMULATED DEFICIT):
Balance, beginning of period	(14,220)	(13,912)	(14,130)
Net income (loss) attributable to Chesapeake	(9,734)	(308)	226
Cumulative effect of change in accounting principle	—	—	(8)
Balance, end of period	(23,954)	(14,220)	(13,912)
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance, beginning of period	12	(23)	(57)
Hedging activity	33	35	34
Balance, end of period	45	12	(23)
The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - (Continued)

	Years Ended December 31,
	2020	2019	2018
	($ in millions)
TREASURY STOCK – COMMON:(a)
Balance, beginning of period	(32)	(31)	(31)
Purchase of 17,901, 14,391, and 7,550 shares for company benefit plans	(2)	(7)	(4)
Release of 44,126, 4,398 and 2,519 shares from company benefit plans	34	6	4
Balance, end of period	—	(32)	(31)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(5,341)	4,364	2,092
NONCONTROLLING INTERESTS:
Balance, beginning of period	37	41	44
Net income attributable to noncontrolling interests	(16)	—	2
Distributions to noncontrolling interest owners	—	(4)	(5)
Divestiture of underlying assets	(21)	—	—
Balance, end of period	—	37	41
TOTAL EQUITY (DEFICIT)	$(5,341)	$4,401	$2,133
____________________________________________
(a)    Amounts and shares have been retroactively adjusted to reflect a 1-for-200 (1:200) reverse stock split effective April 14, 2020. See Note 11 for additional information.
The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Basis of Presentation and Summary of Significant Accounting Policies
Description of Company
Chesapeake Energy Corporation ("Chesapeake", “we,” “our”, “us” or the "Company") is an oil and natural gas exploration and production company engaged in the acquisition, exploration and development of properties for the production of oil, natural gas and natural gas liquids (NGL) from underground reservoirs. Our operations are located onshore in the United States. To facilitate our financial statement presentations, we refer to the post-emergence reorganized company in these consolidated financial statements and footnotes as the “Successor” for periods subsequent to February 9, 2021, and to the pre-emergence company as “Predecessor” for periods on or prior to February 9, 2021. As discussed in Note 2 below, we filed the Chapter 11 Cases on the Petition Date and subsequently operated as a debtor-in-possession, in accordance with applicable provisions of the Bankruptcy Code, until emergence on February 9, 2021.
Basis of Presentation
The accompanying consolidated financial statements of Chesapeake were prepared in accordance with GAAP and include the accounts of our direct and indirect wholly owned subsidiaries and entities in which Chesapeake has a controlling financial interest. Intercompany accounts and balances have been eliminated. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern~~.~~
Accounting During Bankruptcy
We have applied Accounting Standards Codification (ASC) 852, Reorganizations, in preparing the consolidated financial statements. ASC 852 requires that the financial statements, for periods subsequent to the filing of a petition of Chapter 11 Cases, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain revenues, expenses, realized gains and losses and provisions for losses that are realized or incurred during the bankruptcy proceedings, including losses related to executory contracts that were approved for rejection by the Bankruptcy Court, and unamortized deferred financing costs, premiums and discounts associated with debt classified as liabilities subject to compromise, are recorded as reorganization items, net on our accompanying consolidated statements of operations. In addition, pre-petition obligations that may be impacted by the Chapter 11 process have been classified on the consolidated balance sheet as of December 31, 2020 as liabilities subject to compromise. These liabilities are reported at the amounts we anticipate will be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts. See Note 2 for more information regarding reorganization items.
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

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Consolidation
We consolidate entities in which we have a controlling financial interest. We consolidate subsidiaries in which we hold, directly or indirectly, more than 50% of the voting rights and variable interest entities (“VIEs”) in which we are the primary beneficiary. We consolidate a VIE when we are the primary beneficiary, which is the party that has both (i) the power to direct the activities that most significantly impact the VIE’s economic performance and (ii) through its interests in the VIE, the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. In order to determine whether we own a variable interest in a VIE, we perform a qualitative analysis of the entity’s design, organizational structure, primary decision makers and relevant agreements. We continually monitor our consolidated VIE to determine if any events have occurred that could cause the primary beneficiary to change. See Note 11 for further discussion of our VIE. We use the equity method of accounting to record our net interests where we have the ability to exercise significant influence through our investment but lack a controlling financial interest. Under the equity method, our share of net income (loss) is included in our consolidated statements of operations according to our equity ownership or according to the terms of the applicable governing instrument. Undivided interests in oil and natural gas properties are consolidated on a proportionate basis.
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

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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
Costs of drilling and equipping successful wells, costs to construct or acquire facilities, and associated asset retirement costs are depreciated using the unit-of-production (“UOP”) method based on total estimated proved developed oil and gas reserves. Costs of acquiring proved properties, including leasehold acquisition costs transferred from unproved properties, are depleted using the UOP method based on total estimated proved developed and undeveloped reserves.
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
When circumstances indicate that the carrying value of proved oil and natural gas properties may not be recoverable, we compare unamortized capitalized costs to the expected undiscounted pre-tax future cash flows for the associated assets grouped at the lowest level for which identifiable cash flows are independent of cash flows of other assets. If the expected undiscounted pre-tax future cash flows, based on our estimate of future crude oil and natural gas prices, operating costs, anticipated production from proved reserves and other relevant data, are lower than the unamortized capitalized costs, the capitalized costs are reduced to fair value. Fair value is generally estimated using the income approach described in the ASC 820, Fair Value Measurements. If applicable, we utilize prices and other relevant information generated by market transactions involving assets and liabilities that are identical or comparable to the item being measured as the basis for determining fair value. The expected future cash flows used for impairment reviews and related fair value measurements are typically based on judgmental assessments of commodity prices, pricing adjustments for differentials, operating costs, capital investment plans, future production volumes, and estimated proved reserves, considering all available information at the date of review. These assumptions are applied to develop future cash flow projections that are then discounted to estimated fair value, using a market-based weighted average cost of capital. We have classified these fair value measurements as Level 3 in the fair value hierarchy.
Other Property and Equipment
Other property and equipment consists primarily of buildings and improvements, land, vehicles, computers, a sand mine, natural gas compressors under finance lease and office equipment. Major renewals and betterments are capitalized while the costs of repairs and maintenance are charged to expense as incurred. Other property and equipment costs, excluding land, are depreciated on a straight-line basis and recorded within depreciation, depletion and amortization in the consolidated statement of operations. Natural gas compressors under finance lease are depreciated over the shorter of their estimated useful lives or the term of the related lease.
Realization of the carrying value of other property and equipment is reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Assets are determined to be impaired if a forecast of undiscounted estimated future net operating cash flows directly related to the asset, including any disposal value, is less than the carrying amount of the asset. If any asset is determined to be impaired, the loss is measured as the amount by which the carrying amount of the asset exceeds its fair value. An estimate of fair value is based on the best information available, including prices for similar assets and discounted cash flow. See Note 16 for further discussion of other property and equipment.
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

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Accounts Payable
Included in accounts payable as of December 31, 2019 are liabilities of approximately $57 million representing the amount by which checks issued, but not yet presented to our banks for collection, exceeded balances in applicable bank accounts. There were no corresponding liabilities as of December 31, 2020 due to our $279 million cash balance.
Debt Issuance Costs
Costs associated with the arrangement of our Exit Credit Facility were included in other long-term assets and will be amortized over the life of the facility using the straight-line method. The Exit Credit Facility unamortized issuance costs as of December 31, 2020 were $33 million and will begin amortization upon emergence from bankruptcy when the facility becomes fully available.
Costs associated with the issuance and amendments of our pre-petition revolving credit facility were included in other long-term assets and the remaining unamortized issuance costs were amortized over the life of the facility using the straight-line method. The remaining unamortized issuance costs as of December 31, 2019 totaled $27 million. Costs associated with the issuance of our senior notes were included in long-term debt and the remaining unamortized issuance costs were being amortized over the life of the senior notes using the effective interest method. The remaining unamortized issuance costs as of December 31, 2019 totaled $44 million. In 2020, our Chapter 11 Cases constituted an event of default under our pre-petition revolving credit facility and our senior notes, and non-cash adjustments were made to write off all related unamortized debt issuance costs which are included in reorganization items, net in the accompanying consolidated statements of operations for the year ended December 31, 2020. See Note 2 and Note 5 herein for further discussion of our Chapter 11 Cases and debt issuance costs, respectively.
Litigation Contingencies
We are subject to litigation and regulatory proceedings, claims and liabilities that arise in the ordinary course of business. We accrue losses associated with litigation and regulatory claims when such losses are probable and reasonably estimable. If we determine that a loss is probable and cannot estimate a specific amount for that loss but can estimate a range of loss, our best estimate within the range is accrued. Estimates are adjusted as additional information becomes available or circumstances change. We do not reduce these liabilities for potential insurance or third-party recoveries. If applicable, we accrue receivables for probable insurance or third-party recoveries. Legal defense costs associated with loss contingencies are expensed in the period incurred. See Note 6 for further discussion of litigation contingencies.
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

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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
The carrying values of financial instruments comprising cash and cash equivalents, accounts payable and accounts receivable approximate fair values due to the short-term maturities of these instruments. See Notes 5 and 14 for further discussion of fair value measurements.
Derivatives
Derivative instruments are recorded at fair value, and changes in fair value are recognized currently in earnings unless specific hedge accounting criteria are followed. As of December 31, 2020, none of our open derivative instruments were designated as cash flow hedges.
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

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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
Liability Management
Liability management expense includes third party legal and professional service fees incurred for our activities to restructure our debt and in preparation for our bankruptcy petition. As a result of our Chapter 11 Cases, such expenses, to the extent that they were incremental and directly related to our bankruptcy reorganization, are reflected in reorganization items, net in our consolidated statements of operations.
2.     Chapter 11 Proceedings
On June 28, 2020, the Debtors filed voluntary petitions for relief under the Bankruptcy Code in the Bankruptcy Court. On June 29, 2020, the Bankruptcy Court entered an order authorizing the joint administration of the Chapter 11 Cases under the caption In re Chesapeake Energy Corporation, Case No. 20-33233. The Non-Filing Entities were not part of the Chapter 11 Cases. The Debtors and the Non-Filing Entities have continued to operate in the ordinary course of business during the Chapter 11 Cases.
The Bankruptcy Court confirmed the Plan in a bench ruling on January 13, 2021 and entered the Confirmation Order on January 16, 2021. The Debtors emerged from bankruptcy on February 9, 2021 (the “Effective Date”). Although the Company is no longer a debtor-in-possession, the Company was a debtor-in-possession through the year ending December 31, 2020. As such, the Company’s bankruptcy proceedings and related matters have been summarized below.
Debtor-In-Possession
During the pendency of the Chapter 11 Cases, we operated our business as debtors-in-possession in accordance with the applicable provisions of the Bankruptcy Code. The Bankruptcy Court granted the first day relief we requested that was designed primarily to mitigate the impact of the Chapter 11 Cases on our operations, customers and employees. As a result, we were able to conduct normal business activities and pay all associated obligations for the period following the Petition Date and were also authorized to pay mineral interest owner royalties, employee wages and benefits, and certain vendors and suppliers in the ordinary course for goods and

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
services provided prior to the Petition Date. During the pendency of the Chapter 11 Cases, all transactions outside the ordinary course of business required the prior approval of the Bankruptcy Court.
Automatic Stay
Subject to certain specific exceptions under the Bankruptcy Code, the filing of the Chapter 11 Cases automatically stayed all judicial or administrative actions against us and efforts by creditors to collect on or otherwise exercise rights or remedies with respect to pre-petition claims. Absent an order from the Bankruptcy Court, substantially all of the Debtors’ pre-petition liabilities were subject to compromise and discharge under the Bankruptcy Code. The automatic stay was lifted on the Effective Date.
Plan of Reorganization
In accordance with the Plan confirmed by the Bankruptcy Court, the following significant transactions occurred upon the Company’s emergence from bankruptcy on February 9, 2021:
•On the Effective Date, we issued approximately 97,907,081 shares of the reorganized company (“New Common Stock”), reserved 2,092,918 shares of New Common Stock for future issuance to eligible holders of Allowed Unsecured Notes Claims and Allowed General Unsecured Claims and reserved 37,174,210 shares of New Common Stock for issuance upon exercise of the Warrants, which were the result of the transactions described below. We also entered into a registration rights agreement, a warrants agreement and amended our articles of incorporation and bylaws for the authorization of the New Common Stock and to provide registration rights thereunder, among other corporate governance actions. See Note 11 for further discussion of our post-emergence equity.
•Each holder of a Predecessor equity interest in Chesapeake, including our common and preferred stock, had such interest canceled, released, and extinguished without any distribution.
•Each holder of obligations under the pre-petition revolving credit facility received, at such holder's prior determined allocation, its pro rata share of either Tranche A Loans or Tranche B Loans, on a dollar for dollar basis.
•Each holder of obligations under the FLLO Term Loan Facility received its pro rata share of 23,022,420 shares of New Common Stock.
•Each holder of an Allowed Second Lien Notes Claim received its pro rata share of 3,635,118 shares of New Common Stock, 11,111,111 Class A Warrants to purchase 11,111,111 shares of New Common Stock, 12,345,679 Class B Warrants to purchase 12,345,679 shares of New Common Stock, and 6,858,710 Class C Warrants to purchase 6,858,710 shares of New Common Stock.
•Each holder of an Allowed Unsecured Notes Claim received its pro rata share of 1,311,089 shares of New Common Stock and 2,473,757 Class C Warrants to purchase 2,473,757 shares of New Common Stock.
•Each holder of Allowed General Unsecured Claim received its pro rata share of 231,112 shares of New Common Stock and 436,060 Class C Warrants to purchase 436,060 shares of New Common Stock; provided that to the extent such Allowed General Unsecured Claim is a Convenience Claim, such holder instead received its pro rata share of $10 million, which pro rata share shall not exceed five percent of such Convenience Claim.
•Participants in the Rights Offering extending to the applicable classes under the Plan received 62,927,320 shares of New Common Stock.
•In connection with the rights offering described above, the Backstop Parties under the Commitment Agreement received 6,337,031 shares of New Common Stock in respect to the Put Option Premium, and 442,991 shares of New Common Stock were issued in connection with the backstop obligation thereunder to purchase unsubscribed shares of the New Common Stock.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
•2,092,918 shares of New Common Stock and 3,948,893 Class C Warrants were reserved for future issuance to eligible holders of Allowed Unsecured Notes Claims and Allowed General Unsecured Claims. The reserved New Common Stock and Class C Warrants will be issued on a pro rata basis upon the determination of the allowed portion of all disputed General Unsecured Claims and Unsecured Notes Claims.
•The 2021 Long Term Incentive Plan (the “LTIP”) was approved with a share reserve equal to 6,800,000 shares of New Company Stock.
•Each holder of an Allowed Other Secured Claim will receive, at the Company's option and in consultation with the Required Consenting Stakeholders (as defined in the Plan): (a) payment in full in cash; (b) the collateral securing its secured claim; (c) reinstatement of its secured claim; or (d) such other treatment that renders its secured claim unimpaired in accordance with Section 1124 of the Bankruptcy Code.
•Each holder of an Allowed Other Priority Claim (as defined in the Plan) will receive cash up to the allowed amount of its claim.
Additionally, pursuant to the Plan confirmed by the Bankruptcy Court, the Company’s post-emergence Board of Directors is comprised of seven directors, including the Company’s Chief Executive Officer, Robert D. Lawler, and six non-employee directors, Michael Wichterich, Timothy S. Duncan, Benjamin C. Duster, IV, Sarah Emerson, Matthew M. Gallagher and Brian Steck.
DIP and Exit Credit Facilities
On June 28, 2020, prior to the commencement of the Chapter 11 Cases, the Company entered into a commitment letter (the “Commitment Letter”) with certain of the lenders under the pre-petition revolving credit facility and/or their affiliates (collectively, the “Commitment Parties”), pursuant to which, and subject to the satisfaction of certain customary conditions, including the approval of the Bankruptcy Court, the Commitment Parties agreed to provide the Debtors with a post-petition senior secured super-priority debtor-in-possession revolving credit facility in an aggregate principal amount of up to approximately $2.104 billion (the “DIP Credit Facility”), consisting of a revolving loan facility of new money in an aggregate principal amount of up to $925 million, which includes a sub-facility of up to $200 million for the issuance of letters of credit, and an up to approximately $1.179 billion term loan that reflects the roll-up of a portion of outstanding borrowings under the pre-petition revolving credit facility. Pursuant to the Commitment Letter, the Commitment parties have also committed to provide, subject to certain conditions, an up to $2.5 billion exit credit facility, consisting of an up to $1.75 billion revolving credit facility (the “Exit Revolving Facility”) and an up to $750 million senior secured term loan facility (the “Exit Term Loan Facility” and, together with the Exit Revolving Facility, the “Exit Credit Facilities”). The terms and conditions of the DIP Credit Facility are set forth in the Senior Secured Super-Priority Debtor-in-Possession Credit Agreement (the “DIP Credit Agreement”) attached to the Commitment Letter. The proceeds of the DIP Credit Facility may be used for, among other things, post-petition working capital, permitted capital investments, general corporate purposes, letters of credit, administrative costs, premiums, expenses and fees for the transactions contemplated by the Chapter 11 Cases, payment of court approved adequate protection obligations, and other such purposes consistent with the DIP Credit Facility. On the Effective Date, the DIP Credit Facility was terminated and the holders of obligations under the DIP Credit Facility received payment in full in cash; provided that to the extent such lender under the DIP Credit Facility is also a lender under the Exit Revolver, such lender’s allowed DIP claims were first reduced dollar-for-dollar and satisfied by the amount of its Exit RBL Loans provided as of the Effective Date.
Potential Claims
We filed with the Bankruptcy Court schedules and statements setting forth, among other things, the assets and liabilities of us and each of our Debtor subsidiaries, subject to the assumptions filed in connection therewith. Certain of these schedules and statements were amended after filing. Certain holders of pre-petition claims that are not governmental units were required to file proofs of claim by the deadline for general claims, (the “bar date”), which was set by the Bankruptcy Court as October 30, 2020. Governmental units were required to file proof of claims by December 28, 2020, the deadline that was set by the Bankruptcy Court.
As of February 25, 2021, the Debtors had received approximately 8,100 proofs of claim, approximately 72% of which represent general unsecured claims, for an aggregate amount of approximately $42.7 billion. We will continue

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
to evaluate these claims throughout the Chapter 11 process and recognize or adjust amounts in future financial statements as necessary using the best information available at such time. Differences between amounts scheduled by us and claims by creditors will ultimately be reconciled and resolved in connection with the claims resolution process. In light of the expected number of creditors, the claims resolution process may take considerable time to complete and has continued after our emergence from bankruptcy.
Fresh-Start Reporting
Upon emergence from bankruptcy on February 9, 2021, we expect to qualify for fresh-start reporting. In order to qualify for fresh start-reporting (i) the holders of existing voting shares of the Company prior to its emergence must receive less than 50% of the voting shares of the Company outstanding following its emergence from bankruptcy and (ii) the reorganization value of our assets immediately prior to confirmation of the plan of reorganization must be less than the post-petition liabilities and allowed claims. Under the principles of fresh-start reporting, a new reporting entity will be considered to have been created, and, as a result, the Company will allocate the reorganization value of the Company to its individual assets, including property, plant and equipment, based on their estimated fair values. The process of estimating the fair value of the Company’s assets, liabilities and equity upon emergence is currently ongoing and, therefore, such amounts have not yet been finalized. In support of the Plan, the enterprise value of the Successor Company was estimated and approved by the Bankruptcy Court to be in the range of $3.5 billion to $4.7 billion.
Financial Statement Classification of Liabilities Subject to Compromise
The accompanying consolidated balance sheet as of December 31, 2020 includes amounts classified as liabilities subject to compromise, which represent liabilities we anticipate will be allowed as claims in the Chapter 11 Cases. These amounts represent our current estimate of known or potential obligations to be resolved in connection with the Chapter 11 Cases, and may differ from actual future settlement amounts paid. Differences between liabilities estimated and claims filed, or to be filed, will be investigated and resolved in connection with the claims resolution process. We will continue to evaluate these liabilities throughout the Chapter 11 process and adjust amounts as necessary. Such adjustments may be material.
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
The following table summarizes the components of liabilities subject to compromise included on our consolidated balance sheet as of December 31, 2020:

December 31, 2020
($ in millions)
Debt	$7,166
Accounts payable	15
Accrued interest	235
Provision for contract rejection damages	729
Other liabilities	498
Liabilities subject to compromise	$8,643
Reorganization Items, Net
We have incurred and will continue to incur significant expenses, gains and losses associated with our reorganization, primarily the write-off of unamortized debt issuance costs and related unamortized premiums and discounts, debt and equity financing fees, provision for allowed claims and legal and professional fees incurred subsequent to the Chapter 11 Filings for the reorganization process. Provision for allowed claims primarily represents damages from contract rejections and settlements attributable to the midstream savings requirement as

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
stipulated by the Plan. The amount of these items, which are being expensed as incurred significantly affect our statements of operations.
The following table summarizes the components in reorganization items, net included in our consolidated statements of operations for the year ended December 31, 2020:

Year Ended December 31, 2020
($ in millions)
Provision for allowed claims	(879)
Write off of unamortized debt premiums (discounts)	518
Write off of unamortized debt issuance costs	(61)
Debt and equity financing fees	(145)
Loss on divested assets	(128)
Legal and professional fees	(113)
Gain on settlement of pre-petition accounts payable	15
Loss on settlement of pre-petition revenues payable	(3)
Reorganization items, net	$(796)
Going Concern
During the Company’s bankruptcy proceedings and prior to the Bankruptcy Court’s entry of an order confirming the Debtors’ Plan of Reorganization, the Company’s ability to continue as a going concern was contingent upon, among other things, its ability to (i) develop and successfully implement a plan of reorganization and obtain creditor acceptance and confirmation under the Bankruptcy Code, (ii) achieve savings on certain midstream contracts through rejection or renegotiation of terms, (iii) achieve certain liquidity metrics, and (iv) obtain exit financing sources sufficient to meet the Company’s future obligations. The Company’s debt obligations and uncertainties related to the bankruptcy process raised substantial doubt about its ability to continue as a going concern.
As a result of the execution of the Plan of Reorganization and emergence from bankruptcy on February 9, 2021, management concluded there is no longer substantial doubt about the Company’s ability to continue as a going concern.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3.    Oil and Natural Gas Property Transactions
Mid-Continent Divestiture
On October 13, 2020, we filed a notice with the Bankruptcy Court that we reached an agreement with Tapstone Energy in a Section 363 transaction under the Bankruptcy Code. An auction supervised by the Bankruptcy Court was held on November 10, 2020 in which other pre-qualified buyers submitted bids for the asset. We presented the results of the auction process to the Bankruptcy Court and the sale was approved on November 13, 2020. On December 11, 2020, we closed the transaction with Tapstone Energy for $130 million, subject to post-closing adjustments which resulted in the recognition of a gain of approximately $27 million.
Haynesville Exchange
On November 22, 2020, we filed notice with the Bankruptcy Court that we had reached an agreement with Williams to transfer certain Haynesville assets, including interests in 144 producing wells and approximately 50,000 net acres, in exchange for improved midstream contract terms with respect to assets we retained. On December 15, 2020, the Court approved the transaction with Williams and the exchange resulted in the recognition of loss of approximately $128 million based on the difference between the carrying value of the assets and the fair value of the assets surrendered. The exchange was executed to obtain sufficient savings on midstream obligations as required by the Plan. Therefore, the loss was recorded to reorganization items, net in our consolidated statements of operations.
WildHorse Acquisition
On February 1, 2019, we acquired WildHorse Resource Development Corporation (“WildHorse”), an oil and gas company with operations in the Eagle Ford Shale and Austin Chalk formations in southeast Texas, for approximately 3.6 million reverse stock split-adjusted shares of our common stock and $381 million in cash. We funded the cash portion of the consideration through borrowings under the pre-petition revolving credit facility. In connection with the closing, we acquired all of WildHorse’s debt. See Note 5 for additional information on the acquired debt.
2019 Purchase Price Allocation
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

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2019 Purchase Price Allocation
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
___________________________________________
(a)    Based on 3.6 reverse stock split-adjusted Chesapeake common shares issued at closing at $568 per share (closing price as of February 1, 2019).

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
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

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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

	Years Ended December 31,
	2019	2018
	($ in millions except per share data)
Revenues	$8,587	$11,211
Net income (loss) available to common stockholders	$(431)	$195
Earnings (loss) per common share:(a)
Basic	$(51.77)	$42.89
Diluted	$(51.77)	$42.89
____________________________________________
(a)All per share information has been retroactively adjusted to reflect the 1-for-200 (1:200) reverse stock split effective April 14, 2020. See Note 11 for additional information.
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

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
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
Shares of common stock for the following securities were excluded from the calculation of diluted EPS as the effect was antidilutive.

	Years Ended December 31,
	2020	2019	2018
	(thousands)
Common stock equivalent of our preferred stock outstanding(a)	290	290	298
Common stock equivalent of our convertible senior notes outstanding(a)	621	621	729
Common stock equivalent of our preferred stock outstanding prior to exchange(a)	—	5	—
Participating securities(a)	—	2	6
____________________________________________
(a)Amount has been retroactively adjusted to reflect the 1-for-200 (1:200) reverse stock split effective April 14, 2020. See Note 11 for additional information.
As a result of the Company’s reverse stock split effective on April 14, 2020, proportionate adjustments were made to the conversion price of Chesapeake’s outstanding 5.5% Convertible Senior Notes due 2026, 4.5% Cumulative Convertible Preferred Stock, 5.00% Cumulative Convertible Preferred Stock (Series 2005B), 5.75% Cumulative Convertible Non-Voting Preferred Stock (Series A) and 5.75% Cumulative Non-Voting Convertible Preferred Stock and to the outstanding awards and number of shares issued and issuable under the Company's equity compensation plans. See Note 11 for additional information.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
5.    Debt
Chapter 11 Proceedings and Emergence
The Bankruptcy Filing constituted an event of default under certain of our secured and unsecured debt obligations. As a result of the Bankruptcy Filing, the principal and interest due under these debt instruments became immediately due and payable. However, pursuant to Section 362 of the Bankruptcy Code, the creditors were stayed from taking any action as a result of such defaults. On the Effective Date, our obligations under the FLLO Term Loan and Senior Notes, including interest and accrued interest, were fully extinguished in exchange for equity in the post-emergence Company. In addition, our pre-petition revolving credit facility was restructured into a new exit credit facility.
Reclassification of Debt
The principal amounts outstanding under the FLLO Term Loan, Second Lien Notes and all of our other unsecured senior and convertible senior notes were reclassified as liabilities subject to compromise on the accompanying consolidated balance sheet as of December 31, 2020. Additionally, non-cash adjustments were made to write off all of the related unamortized debt issuance costs and associated discounts and premiums of approximately $457 million, which are included in reorganization items, net in the accompanying consolidated statements of operations for the year ended December 31, 2020, as discussed in Note 2.
The agreements for our FLLO Term Loan, Second Lien Notes, and unsecured senior and convertible senior notes contain provisions regarding the calculation of interest upon default. Upon default, the interest rate on the FLLO Term Loan increased from LIBOR plus 8.00% to alternative base rate (ABR) (3.25% during the fourth quarter) plus Applicable Margin (7.00% during the fourth quarter) plus 2.00%. For the Second Lien Notes and all of our other unsecured senior and convertible senior notes, the interest rate remained the same upon default. However, interest accrued on the amount of unpaid interest in addition to the principal balance. We did not pay or recognize interest on the FLLO Term Loan, Second Lien Notes, or unsecured senior and convertible senior notes during the Chapter 11 process.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Pre-emergence debt
Our long-term debt consisted of the following as of December 31, 2020 and 2019:

	December 31, 2020		December 31, 2019
	Principal Amount	Carrying Amount	Principal Amount	Carrying Amount
	($ in millions)
DIP credit facility	$—	$—	$—	$—
Pre-petition revolving credit facility	1,929	1,929	1,590	1,590
Term loan due 2024	1,500	1,500	1,500	1,470
11.5% senior secured second lien notes due 2025	2,330	2,330	2,330	3,248
6.625% senior notes due 2020	176	176	208	208
6.875% senior notes due 2020	73	73	93	93
6.125% senior notes due 2021	167	167	167	167
5.375% senior notes due 2021	127	127	127	127
4.875% senior notes due 2022	272	272	338	338
5.75% senior notes due 2023	167	167	209	209
7.00% senior notes due 2024	624	624	624	624
6.875% senior notes due 2025	2	2	2	2
8.00% senior notes due 2025	246	246	246	245
5.5% convertible senior notes due 2026	1,064	1,064	1,064	765
7.5% senior notes due 2026	119	119	119	119
8.00% senior notes due 2026	46	46	46	44
8.00% senior notes due 2027	253	253	253	253
Debt issuance costs	—	—	—	(44)
Total debt, net	9,095	9,095	8,916	9,458
Less current maturities of long-term debt, net	(1,929)	(1,929)	(385)	(385)
Less amounts reclassified to liabilities subject to compromise	(7,166)	(7,166)	—	—
Total long-term debt, net	$—	$—	$8,531	$9,073
Debt Issuances and Retirements 2020
In 2020, we repurchased approximately $160 million aggregate principal amount of the following senior notes for $95 million and recorded an aggregate gain of approximately $65 million.

Notes Repurchased
($ in millions)
6.625% senior notes due 2020	$32
6.875% senior notes due 2020	20
4.875% senior notes due 2022	66
5.75% senior notes due 2023	42
Total	$160

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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
The Second Lien Notes are secured second lien obligations and are contractually junior to our current and future secured first lien indebtedness, including indebtedness incurred under our revolving credit facility and term loan facility, to the extent of the value of the collateral securing such indebtedness, effectively senior to all of our existing and future unsecured indebtedness, including our outstanding senior notes, to the extent of the value of the collateral, and senior to any future subordinated indebtedness that we may incur. We have the option to redeem the Second Lien Notes, in whole or in part, at specified make-whole or redemption prices. Our Second Lien Notes are governed by an indenture containing covenants that may limit our ability and our subsidiaries’ ability to create liens securing certain indebtedness, make certain restricted payments, enter into certain sale-leaseback transactions, consolidate, merge or transfer assets and dispose of certain collateral and use proceeds from dispositions of certain collateral. As a holding company, Chesapeake owns no operating assets and has no significant operations

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
independent of its subsidiaries. Chesapeake’s obligations under the Second Lien Notes are jointly and severally, fully and unconditionally guaranteed by the same subsidiaries that guarantee our revolving credit facility and term loan facility (including BVL and its subsidiaries). See Note 24 for condensed combined debtor financial information regarding our guarantor and non-guarantor subsidiaries.
The exchanges of the Existing Notes (with a carrying value of $3.152 billion) for $2.210 billion of Second Lien Notes, were accounted for as a troubled debt restructuring. For the majority of the notes in this exchange, the future undiscounted cash flows were greater than the net carrying value of the original debt, so no gain was recognized and a new effective interest rate was established based on the carrying value of the original debt. The amount of the extinguished debt will be amortized over the life of the notes as a reduction to interest expense. As a result, our reported interest expense will be significantly less than the contractual interest payments throughout the term of the Second Lien Notes.
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

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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
Senior Notes and Convertible Senior Notes
Our senior notes and our convertible senior notes are unsecured senior obligations of Chesapeake and rank equally in right of payment with all of our other existing and future senior unsecured indebtedness and rank senior in right of payment to all of our future subordinated indebtedness. Our obligations under the senior notes and the convertible senior notes are jointly and severally, fully and unconditionally guaranteed by certain of our direct and indirect wholly owned subsidiaries. See Note 24 for consolidating financial information regarding our guarantor and non-guarantor subsidiaries.
Our senior notes, other than the convertible senior notes, were redeemable at any time at specified make-whole or redemption prices. Our senior notes were governed by indentures containing covenants that could limit our ability and our subsidiaries’ ability to incur certain secured indebtedness, enter into sale-leaseback transactions, and consolidate, merge or transfer assets. The indentures governing the senior notes and the convertible senior notes did not have any financial or restricted payment covenants. Indentures for the senior notes and convertible senior notes had cross default provisions that applied to other indebtedness Chesapeake or any guarantor subsidiary may have from time to time with an outstanding principal amount of at least $50 million or $75 million, depending on the indenture.
Pre-Petition Revolving Credit Facility
Our revolving credit facility was scheduled to mature in September 2023 and the aggregate commitment of the lenders and borrowing base under the facility was $3.0 billion. The revolving credit facility provides for an accordion feature, pursuant to which the aggregate commitments thereunder may be increased to up to $4.0 billion from time to time, subject to agreement of the participating lenders and certain other customary conditions. As of

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
December 31, 2020, we had outstanding borrowings of $1.929 billion under our revolving credit facility and had used $54 million for various letters of credit.
Borrowings under our revolving credit facility bear interest at an alternative base rate (ABR) or LIBOR, at our election, plus an applicable margin ranging from 1.50%-2.50% per annum for ABR loans and 2.50%-3.50% per annum for LIBOR loans, depending on the percentage of the borrowing base then being utilized.
Our revolving credit facility was subject to various financial and other covenants. The terms of the revolving credit facility included covenants limiting, among other things, our ability to incur additional indebtedness, make investments or loans, incur liens, consummate mergers and similar fundamental changes, make restricted payments, make investments in unrestricted subsidiaries and enter into transactions with affiliates.
On December 3, 2019, we entered into the second amendment to our credit agreement. Among other things, the amendment (i) permitted the issuance of certain secured indebtedness with a lien priority or proceeds recovery behind the obligations under the credit agreement without a corresponding 25% reduction in the borrowing base under the credit agreement, if issued by the next scheduled redetermination of the borrowing base, (ii) increased the amount of indebtedness that can be secured on a pari passu first-lien basis with (and with recovery proceeds behind) the obligations under the credit agreement from $1 billion to $1.5 billion, (iii) increased the applicable margin as defined in the credit agreement on borrowings under the credit agreement by 100 basis points, (iv) requires liquidity of at least $250 million at all times, (v) for each fiscal quarter commencing with the fiscal quarter ending December 31, 2019, replaced the secured leverage ratio financial covenant with a requirement that the first lien secured leverage ratio not exceed 2.50 to 1 as of the end of such fiscal quarter, (vi) increased the maximum permitted leverage ratio as of the end of each fiscal quarter to 4.50 to 1 through the fiscal quarter ending December 31, 2021, with step-downs to 4.25 to 1 for the fiscal quarter ending March 31, 2022 and to 4.00 to 1 for each fiscal quarter ending thereafter, and (vii) required that we use the aggregate net cash proceeds of certain asset sales in excess of $50 million to prepay certain indebtedness and/or reduce commitments under our credit agreement, until the retirement of all of our senior notes maturing before September 12, 2023. On December 26, 2019, we entered into the third amendment to our credit agreement, which, among other things, permitted the issuance of certain secured indebtedness with a lien priority behind the obligations under the credit agreement without a corresponding 25% reduction in the borrowing base under the credit agreement, if issued by December 31, 2019 and issued in exchange for, or the proceeds used to refinance, our senior notes.
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

	December 31, 2020		December 31, 2019
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		($ in millions)
Short-term debt (Level 1)	$—	$—	$385	$360
Long-term debt (Level 1)	$—	$—	$753	$622
Long-term debt (Level 2)	$—	$—	$8,320	$6,085
Liabilities subject to compromise (Level 1)	$982	$43	$—	$—
Liabilities subject to compromise (Level 2)	$6,184	$1,694	$—	$—

Post-emergence Debt
Our post-emergence exit financing consists of a senior secured Exit Credit Facility, which includes a reserve-based revolving credit facility and a non-revolving loan facility, and unsecured senior notes, which all were entered into on the Effective Date. The initial outstanding principal amounts under the Exit Credit Facility and unsecured senior notes were:

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

February 9, 2021
($ in millions)
5.5% Senior Notes due 2026	$500
5.875% Senior Notes due 2029	500
Exit Credit Facility - Exit Revolver	50
Exit Credit Facility - Non-Revolving Loan Facility	221
Total	$1,271
Exit Credit Facility. On the Effective Date, pursuant to the terms of the Plan, the Company, as borrower, entered into a reserve-based credit agreement (the “Credit Agreement”) providing for a reserve-based credit facility (the “Exit Credit Facility”) with an initial borrowing base of $2.5 billion. The borrowing base will be redetermined semiannually on or around May 1 and November 1 of each year and the next scheduled redetermination will be on or about October 1, 2021. The aggregate initial elected commitments of the lenders under the Exit Credit Facility will be $1.75 billion of revolving Tranche A Loans (the “Tranche A Loans”) and $220 million of fully funded Tranche B Loans (the “Tranche B Loans”).
The Exit Credit Facility provides for a $200.0 million sublimit of the aggregate commitments that are available for the issuance of letters of credit. The Exit Credit Facility bears interest at the ABR (alternate base rate) or LIBOR, at our election, plus an applicable margin (ranging from 2.25–3.25% per annum for ABR loans and 3.25–4.25% per annum for LIBOR loans, subject to a 1.00% LIBOR floor), depending on the percentage of the borrowing base then being utilized. The Tranche A Loans mature three years after the Effective Date and the Tranche B Loans mature four years after the Effective Date. The Tranche B Loans can be repaid if no Tranche A Loans are outstanding.
The Credit Agreement contains financial covenants that require the Company and its Guarantors, on a consolidated basis, to maintain (i) a first lien leverage ratio of not more than 2.75 to 1:00, (ii) a total leverage ratio of not more than 3.50 to 1:00, (iii) a current ratio of not less than 1.00 to 1:00 and (iv) at any time additional secured debt is outstanding, an asset coverage ratio of not less than 1.50 to 1:00, defined as PV10 of PDP reserves to total secured debt. The Company had no additional secured debt outstanding at emergence.
The Credit Agreement also contains customary affirmative and negative covenants, including, among other things, as to compliance with laws (including environmental laws and anti-corruption laws), delivery of quarterly and annual financial statements, conduct of business, maintenance of property, maintenance of insurance, restrictions on the incurrence of liens, indebtedness, asset dispositions, fundamental changes, restricted payments, and other customary covenants.
The Company is required to pay a commitment fee of 0.50% per annum on the average daily unused portion of the current aggregate commitments under the Tranche A Loans. The Company is also required to pay customary letter of credit and fronting fees.
Outstanding Senior Notes. On February 2, 2021, Chesapeake Escrow Issuer LLC (the “Escrow Issuer”) an indirect wholly-owned subsidiary of the Company, issued $500 million aggregate principal amount of its 5.5% Senior Notes due 2026 (the “2026 Notes”) and $500 million aggregate principal amount of its 5.875% Senior Notes due 2029 (the “2029 Notes” and, together with the 2026 Notes, the “Notes”). The offering of the Notes is part of a series of exit financing transactions being undertaken in connection with the Debtors’ Chapter 11 Cases and meant to provide the exit financing originally intended to be provided by the Exit Term Loan Facility pursuant to the Commitment Letter.
The Notes are guaranteed on a senior unsecured basis by each of the Company’s subsidiaries that guarantee the Exit Credit Facility. The gross proceeds from the offering of the Notes were deposited into a segregated escrow account (the “Escrow Account”) and were released upon satisfaction of certain escrow release conditions (the “Escrow Conditions”), including the occurrence of the Effective Date. Prior to the satisfaction of the Escrow Conditions, the Notes are secured by a lien on amounts deposited into the Escrow Account.
The Notes were issued pursuant to an indenture, dated as of February 5, 2021 (the “Indenture”), among the Issuer, the Guarantors and Deutsche Bank Trust Company Americas, as trustee.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Interest on the Notes will be payable semi-annually, on February 1st and August 1st of each year, commencing on August 1, 2021, to holders of record on the immediately preceding January 15th and July 15th.
The Notes are the Company’s senior unsecured obligations. Accordingly, they rank (i) equal in right of payment to all existing and future senior indebtedness, including borrowings under the Exit Credit Facility, (ii) effectively subordinate in right of payment to all of existing and future secured indebtedness, including indebtedness under the Exit Credit Facility, to the extent of the value of the collateral securing such indebtedness, (iii) structurally subordinate in right of payment to all existing and future indebtedness and other liabilities of any future subsidiaries that do not guarantee the notes and any entity that is not a subsidiary that does not guarantee the notes and (iv) senior in right of payment to all future subordinated indebtedness. Each guarantee of the notes by a guarantor is a general, unsecured, senior obligation of such guarantor. Accordingly, the guarantees (i) rank equally in right of payment with all existing and future senior indebtedness of such guarantor (including such guarantor’s guarantee of indebtedness under the Exit Credit Facility), (ii) are subordinated to all existing and future secured indebtedness of such guarantor, including such guarantor’s guarantee of indebtedness under our Exit Credit Facility, to the extent of the value of the collateral of such guarantor securing such secured indebtedness, (iii) are structurally subordinated to all indebtedness and other liabilities of any future subsidiaries of such guarantor that do not guarantee the notes and (iv) rank senior in right of payment to all future subordinated indebtedness of such guarantor.

6.    Contingencies and Commitments
Contingencies
Chapter 11 Proceedings
Commencement of the Chapter 11 Cases automatically stayed the proceedings and actions against us that are described below, in addition to actions seeking to collect pre-petition indebtedness or to exercise control over the property of the Company’s bankruptcy estates. The Plan in the Chapter 11 Cases, which became effective on February 9, 2021, provided for the treatment of claims against the Company’s bankruptcy estates, including pre-petition liabilities that had not been satisfied or addressed during the Chapter 11 Cases. See Note 2 for additional information.
Litigation and Regulatory Proceedings
We were involved in a number of litigation and regulatory proceedings as of the Petition Date. Many of these proceedings were in early stages, and many of them sought damages and penalties, the amount of which is indeterminate. Our total accrued liability in respect of litigation and regulatory proceedings is determined on a case-by-case basis and represents an estimate of probable losses after considering, among other factors, the progress of each case or proceeding, our experience and the experience of others in similar cases or proceedings, and the opinions and views of legal counsel. Significant judgment is required in making these estimates and our final liabilities may ultimately be materially different. The majority of these prepetition legal proceedings, including the matters below, have been settled during the Chapter 11 Cases or will be resolved in connection with the claims reconciliation process before the Bankruptcy Court. Any allowed claim related to such prepetition litigation will be treated in accordance with the Plan.
Business Operations. We are involved in various lawsuits and disputes incidental to our business operations, including commercial disputes, personal injury claims, royalty claims, property damage claims and contract actions. The majority of these prepetition legal proceedings have been settled during the Chapter 11 Cases or will be resolved in connection with the claims reconciliation process before the Bankruptcy Court. Any allowed claim related to such prepetition litigation will be treated in accordance with the Plan.
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
Putative statewide class actions in Pennsylvania and Ohio and purported class arbitrations in Pennsylvania have been filed on behalf of royalty owners asserting various claims for damages related to alleged underpayment of royalties as a result of the divestiture of substantially all of our midstream business and most of our gathering assets in 2012 and 2013. These cases include claims for violation of and conspiracy to violate the federal Racketeer Influenced and Corrupt Organizations Act and for an unlawful market allocation agreement for mineral rights, intentional interference with contractual relations, and violations of antitrust laws related to purported markets for gas mineral rights, operating rights and gas gathering sources. These lawsuits seek in aggregate compensatory, consequential, treble, and punitive damages, restitution and disgorgement of profits, declaratory and injunctive relief regarding our royalty payment practices, pre-and post-judgment interest, and attorney’s fees and costs. On December 20, 2017 and August 9, 2018, we reached tentative settlements to resolve all Pennsylvania civil royalty cases for a total at that time of approximately $36 million. Subsequent to our Bankruptcy Filing the parties reopened settlement discussions.
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
On January 29, 2020, a well control incident occurred at one of our wellsites in Burleson County, Texas, causing the deaths of three of our contractors’ employees and injuring a fourth. In connection with this incident, eleven lawsuits have been brought against us and our contractors alleging negligence, gross negligence, and breach of contract, and seeking wrongful death damages, survival statute damages, exemplary damages, and interest. Ten of the suits have been filed in Dallas County, Texas. A joint motion to consolidate filed by all the parties in nine of the ten Dallas County lawsuits is currently pending before the Texas Multidistrict Litigation Panel. The eleventh suit is pending in Burleson County, Texas. The proceedings are in their early stages and are all stayed due to the pending bankruptcy. Our general and excess liability insurance policies provide coverage for third party bodily injury and wrongful death claims, and the contracts between us and our contractors with respect to the well contain customary cross-indemnification provisions. The well control incident liability was not reduced for the potential insurance recovery and a receivable for the probable recovery was recorded.
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
We are named as a defendant in numerous lawsuits in Oklahoma alleging that we and other companies have engaged in activities that have caused earthquakes. These lawsuits seek compensation for injury to real and personal property, diminution of property value, economic losses due to business interruption, interference with the use and enjoyment of property, annoyance and inconvenience, personal injury and emotional distress.  In addition, they seek the reimbursement of insurance premiums and the award of punitive damages, attorneys’ fees, costs, expenses and interest. We are vigorously defending these claims. Any allowed claim related to such prepetition litigation will be treated in accordance with the Plan.
We are in discussions with the Pennsylvania Department of Environmental Protection (PADEP) regarding gas migration in the vicinity of certain of our wells in Wyoming County, Pennsylvania. We believe we are close to identifying agreed-upon steps to resolve PADEP’s concerns regarding the issue. In addition to these steps, resolution of the matter may result in monetary sanctions of more than $300,000.
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
Commitments
Gathering, Processing and Transportation Agreements
We have contractual commitments with midstream service companies and pipeline carriers for future gathering, processing and transportation of oil, natural gas and NGL to move certain of our production to market. Working interest owners and royalty interest owners, where appropriate, will be responsible for their proportionate share of these costs. Since filing the Chapter 11 Cases in June 2020, we have successfully renegotiated or terminated certain of our midstream contracts and commitments, including significantly reducing our gathering, processing and transportation expenses. Accordingly, $838 million of damages was accrued in liabilities subject to compromise. As of December 31, 2020, we were still negotiating certain of our midstream contracts pending our emergence from bankruptcy. Commitments related to gathering, processing and transportation agreements are not recorded as obligations in the accompanying consolidated balance sheets; however, they are reflected in our estimates of proved reserves.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The aggregate undiscounted commitments under our gathering, processing and transportation agreements, excluding any reimbursement from working interest and royalty interest owners, credits for third-party volumes or future costs under cost-of-service agreements, are presented below:

December 31, 2020
($ in millions)
2021	$865
2022	729
2023	596
2024	521
2025	471
2026 – 2034	1,911
Total	$5,093
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

December 31, 2020
($ in millions)
2021	$7
2022	2
Total	$9
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

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
7.    Other Liabilities
Other current liabilities as of December 31, 2020 and 2019 are detailed below:

	December 31,
	2020	2019
	($ in millions)
Revenues and royalties due others	$236	$516
Accrued drilling and production costs	104	326
Other accrued taxes	82	150
Debt and equity financing fees	69	—
Accrued compensation and benefits	59	156
Operating leases	24	9
Joint interest prepayments received	8	52
VPP deferred revenue(a)	—	55
Other	141	168
Total other current liabilities	$723	$1,432
Other long-term liabilities as of December 31, 2020 and 2019 are detailed below:

	December 31,
	2020	2019
	($ in millions)
VPP deferred revenue(a)	$—	$9
Other	5	116
Total other long-term liabilities	$5	$125
____________________________________________
(a)At the inception of our volumetric production payment (VPP) agreements, we (i) removed the proved reserves associated with the VPP, (ii) recognized VPP proceeds as deferred revenue, which were being amortized on a unit-of-production basis to other revenue over the term of the VPP, (iii) retained responsibility for the production costs and capital costs related to VPP interests and (iv) ceased recognizing production associated with the VPP volumes. In 2020, we sold the assets related to our remaining VPP and extinguished the liability related to our production volume delivery obligation.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
8.    Leases
We are a lessee under various agreements for compressors, drilling rigs, vehicles and other equipment. As of December 31, 2020, these leases have remaining terms ranging from one month to three years. Certain of our lease agreements include options to renew the lease, terminate the lease early or purchase the underlying asset at the end of the lease. We determine the lease term at the lease commencement date as the non-cancelable period of the lease, including options to extend or terminate the lease when we are reasonably certain to exercise the option. The company’s vehicles are the only leases with renewal options that we are reasonably certain to exercise. The renewals are reflected in the ROU asset and lease liability balances.
Our operating ROU assets are included in other long-term assets while operating lease liabilities are included in other current and other long-term liabilities on the consolidated balance sheet. Finance ROU assets are reflected in total property and equipment, net, while finance lease liabilities are included in other current and other long-term liabilities on the consolidated balance sheet.
On February 1, 2019, we acquired WildHorse and, as part of the purchase price allocation, we recognized additional operating lease liabilities of $40 million, a related ROU asset of $38 million, and lease incentives of $2 million related to two office space leases, a long-term hydraulic fracturing agreement and other equipment leases. Regarding our long-term hydraulic fracturing agreements, we made a policy election to treat both lease and non-lease components as a single lease component. All of these acquired leases were approved for rejection during our bankruptcy process and subsequently removed from our balance sheet.
In 2018, we sold our wholly owned subsidiary, Midcon Compression, L.L.C., to a third party and subsequently leased back certain natural gas compressors for 38 months. The lease is accounted for as a finance lease liability.
The following table presents our ROU assets and lease liabilities as of December 31, 2020 and 2019.

	Years Ended December 31,
	2020		2019
	Finance	Operating	Finance	Operating
	($ in millions)
ROU assets	$9	$29	$17	$22

Lease liabilities:
Current lease liabilities	$9	$27	$9	$9
Long-term lease liabilities	—	2	9	16
Total lease liabilities	9	29	18	25
Less amounts reclassified to liabilities subject to compromise	(9)	(5)	—	—
Total lease liabilities, net	$—	$24	$18	$25

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Additional information for the Company’s operating and finance leases is presented below:

	Years Ended December 31,
	2020	2019
Lease cost:	($ in millions)
Amortization of ROU assets	$9	$8
Interest on lease liability	1	2
Finance lease cost	10	10
Operating lease cost	17	26
Short-term lease cost	32	112
Total lease cost	$59	$148

Other information:
Operating cash outflows from finance lease	$1	$2
Operating cash outflows from operating leases	$9	$11
Investing cash outflows from operating leases	$40	$127
Financing cash outflows from finance lease	$9	$8

	December 31,
	2020	2019
Weighted average remaining lease term - finance lease	1.00 year	2.00 years
Weighted average remaining lease term - operating leases	1.12 years	4.65 years
Weighted average discount rate - finance lease	7.50%	7.50%
Weighted average discount rate - operating leases	6.46%	4.85%
Maturity analysis of finance lease liabilities and operating lease liabilities are presented below:

	December 31, 2020
	Finance Lease	Operating Leases
	($ in millions)
2021	$10	$28
2022	—	2
Total lease payments	10	30
Less imputed interest	(1)	(1)
Present value of lease liabilities	9	29
Less current maturities	(9)	(27)
Present value of lease liabilities, less current maturities	$—	$2

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
9.    Revenue Recognition
The following table shows revenue disaggregated by operating area and product type, for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31, 2020
	Oil	Natural Gas	NGL	Total
	($ in millions)
Marcellus	$—	$631	$—	$631
Haynesville	—	362	—	362
Eagle Ford	717	113	84	914
Brazos Valley	485	16	13	514
Powder River Basin	170	41	20	231
Mid-Continent	55	25	13	93
Revenue from contracts with customers	1,427	1,188	130	2,745
Gains on oil, natural gas and NGL derivatives	554	42	—	596
Oil, natural gas and NGL revenue	$1,981	$1,230	$130	$3,341

Marketing revenue from contracts with customers	$1,195	$494	$110	$1,799
Other marketing revenue	67	3	—	70
Marketing revenue	$1,262	$497	$110	$1,869

	Year Ended December 31, 2019
	Oil	Natural Gas	NGL	Total
	($ in millions)
Marcellus	$—	$856	$—	$856
Haynesville	—	620	—	620
Eagle Ford	1,289	153	119	1,561
Brazos Valley	721	32	16	769
Powder River Basin	369	77	32	478
Mid-Continent	164	44	25	233
Revenue from contracts with customers	2,543	1,782	192	4,517
Gains (losses) on oil, natural gas and NGL derivatives	(212)	217	—	5
Oil, natural gas and NGL revenue	$2,331	$1,999	$192	$4,522

Marketing revenue from contracts with customers	$2,473	$900	$246	$3,619
Other marketing revenue	311	41	—	352
Losses on marketing derivatives	—	(4)	—	(4)
Marketing revenue	$2,784	$937	$246	$3,967

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended December 31, 2018
	Oil	Natural Gas	NGL	Total
	($ in millions)
Marcellus	$—	$924	$—	$924
Haynesville	2	836	—	838
Eagle Ford	1,514	173	185	1,872
Powder River Basin	244	68	38	350
Mid-Continent	246	84	55	385
Utica	195	401	224	820
Revenue from contracts with customers	2,201	2,486	502	5,189
Gains (losses) on oil, natural gas and NGL derivatives	124	(147)	(11)	(34)
Oil, natural gas and NGL revenue	$2,325	$2,339	$491	$5,155

Marketing revenue from contracts with customers	$2,740	$1,194	$456	$4,390
Other marketing revenue	457	222	—	679
Gains on marketing derivatives	—	7	—	7
Marketing revenue	$3,197	$1,423	$456	$5,076
Accounts Receivable
Accounts receivable as of December 31, 2020 and 2019 are detailed below:

	December 31,
	2020	2019
	($ in millions)
Oil, natural gas and NGL sales	$589	$737
Joint interest billings	119	200
Other	68	74
Allowance for doubtful accounts	(30)	(21)
Total accounts receivable, net	$746	$990

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
10.    Income Taxes
The components of the income tax expense (benefit) for each of the periods presented below are as follows:

	Years Ended December 31,
	2020	2019	2018
	($ in millions)
Current
Federal	$(3)	$—	$—
State	(6)	(26)	—
Current Income Taxes	(9)	(26)	—
Deferred
Federal	—	(297)	3
State	(10)	(8)	(13)
Deferred Income Taxes	(10)	(305)	(10)
Total	$(19)	$(331)	$(10)
The income tax expense (benefit) reported in our consolidated statement of operations is different from the federal income tax expense (benefit) computed using the federal statutory rate for the following reasons:

	Years Ended December 31,
	2020	2019	2018
	($ in millions)
Income tax expense (benefit) at the federal statutory rate of 21%	$(2,051)	$(134)	$45
State income taxes (net of federal income tax benefit)	(41)	(21)	27
Partial release of valuation allowance due to the WildHorse Merger	—	(314)	—
Change in valuation allowance excluding impact of WildHorse Merger	2,010	114	(97)
Reorganization items	41	—	—
Equity-based compensation (non-officer)	10	4	4
Officer compensation limited under Section 162(m)	9	3	5
Other	3	17	6
Total	$(19)	$(331)	$(10)
We applied the guidance in Staff Accounting Bulletin 118 when accounting for the enactment-date effect of the tax reform legislation commonly known as the Tax Cuts and Jobs Act, which was signed into law on December 22, 2017 (the “Tax Act”). At December 31, 2017, we had not completed our accounting for all of the enactment-date income tax effects of the Tax Act under ASC 740, Income Taxes, for certain items as we were waiting on additional guidance to be issued. At December 31, 2018, we had completed our accounting for all of the enactment-date income tax effects of the Tax Act. The adjustments made during 2018 were considered immaterial but nevertheless are included as a component of income tax expense (benefit) in our consolidated statement of operations for the year ended December 31, 2018, which is fully offset with an adjustment to the valuation allowance against our net deferred tax asset position.
We reassessed the realizability of our deferred tax assets and continue to maintain a full valuation allowance against our net deferred tax asset positions for federal and state purposes. Of the net increase in our valuation allowance, $2.010 billion is reflected as a component of income tax expense in our consolidated statement of operations for the year ended December 31, 2020.
Deferred income taxes are provided to reflect temporary differences in the tax basis of assets and liabilities and their reported amounts in the financial statements. The tax-effected temporary differences, net operating loss

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(NOL) carryforwards and disallowed business interest carryforwards that comprise our deferred income taxes are as follows:

	December 31,
	2020	2019
	($ in millions)
Deferred tax liabilities:
Property, plant and equipment	$—	$(546)
Volumetric production payments	—	(89)
Derivative instruments	—	(14)
Other	(3)	(5)
Deferred tax liabilities	(3)	(654)

Deferred tax assets:
Property, plant and equipment	907	—
Net operating loss carryforwards	2,066	1,971
Carrying value of debt	48	169
Disallowed business interest carryforward	293	25
Asset retirement obligations	34	50
Investments	71	83
Accrued liabilities	288	64
Derivative instruments	53	—
Other	51	87
Deferred tax assets	3,811	2,449
Valuation allowance	(3,808)	(1,805)
Deferred tax assets after valuation allowance	3	644
Net deferred tax liability	$—	$(10)
As of December 31, 2020, we had federal NOL carryforwards of approximately $7.803 billion and state NOL carryforwards of approximately $7.784 billion. The associated deferred tax assets related to these federal and state NOL carryforwards were $1.639 billion and $427 million, respectively. The federal NOL carryforwards generated in tax years prior to 2018 expire in 2036 and 2037. As a result of the Tax Act, the 2018 through 2020 federal NOL carryforwards have no expiration. The value of all of these carryforwards depends on our ability to generate future taxable income.
As of December 31, 2020, and 2019, we had deferred tax assets of $3.811 billion and $2.449 billion upon which we had a valuation allowance of $3.808 billion and $1.805 billion, respectively. Of the net change in the valuation allowance of $2.003 billion for both federal and state deferred tax assets, $2.010 billion is reflected as a component of income tax benefit in the consolidated statement of operations and the difference is reflected in components of stockholders’ equity.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
A valuation allowance against deferred tax assets, including NOL carryforwards and disallowed business interest carryforwards, is recognized when it is more likely than not that all or some portion of the benefit from the deferred tax assets will not be realized. To assess that likelihood, we use estimates and judgment regarding our future taxable income, and we consider the tax consequences in the jurisdiction where such taxable income is generated, to determine whether a valuation allowance is required. Such evidence can include our current financial position, our results of operations, both actual and forecasted, the reversal of existing taxable temporary differences, tax planning strategies, as well as the current and forecasted business economics of our industry. Management assesses all available evidence, both positive and negative, to estimate whether sufficient future taxable income will be generated to permit the use of deferred tax assets. A significant piece of objectively verifiable negative evidence is the cumulative loss incurred over the three-year period ended December 31, 2020. Such objective negative evidence limits our ability to consider various forms of subjective positive evidence, such as any projections for future income. Accordingly, management has not changed its judgment for the period ended December 31, 2020 with respect to the need for a full valuation allowance against our net deferred tax asset positions for federal and state purposes. The amount of the deferred tax assets considered realizable could be adjusted if projections of future taxable income are increased and/or if objective negative evidence in the form of cumulative losses is no longer present. Should we achieve a level of sustained profitability, consideration will need to be given to future projections of taxable income to determine whether such projections provide an adequate source of taxable income for the realization of our deferred tax assets, namely federal NOL carryforwards and disallowed business interest carryforwards. If so, then all or a portion of the valuation allowance could possibly be released.
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
Our ability to utilize NOL carryforwards, disallowed business interest carryforwards, tax credits and possibly other tax attributes to reduce future taxable income and federal income tax is subject to various limitations under Section 382 of the Code. The utilization of such attributes may be subject to an annual limitation under Section 382 of the Code should transactions involving our equity result in a cumulative shift of more than 50% in the beneficial ownership of our stock during any three-year testing period (an “Ownership Change”). For this purpose, “stock” includes certain preferred stock. The annual limitation is generally equal to the product of (a) the fair market value of our equity immediately before the Ownership Change (i.e., the value of the old loss corporation) multiplied by (b) the long-term tax-exempt rate in effect for the month in which an Ownership Change occurs. If we are in a net unrealized built-in gain position at the time of an Ownership Change, then the limitation is increased by each year’s recognized built-in gains occurring within a five-year period following the Ownership Change, but only to the extent of the net unrealized built-in gain which existed at the time of the Ownership Change. However, proposed regulations issued on September 10, 2019, and on January 14, 2020, under Section 382(h) of the Code (the “Proposed Regulations”) would, if finalized in their present form, limit the potential increases to the annual limitation amount for certain built-in gains existing at the time of an Ownership Change, (unless the transition relief provisions of the Proposed Regulations are applicable), thereby possibly reducing the ability to utilize tax attributes significantly. If we are in a net unrealized built-in loss position at the time of an Ownership Change, then the limitation may apply to tax attributes other than just NOL carryforwards, disallowed business interest carryforwards and tax credits, such as tax depreciation, depletion and amortization. Some states impose similar limitations on tax attribute utilization upon experiencing an Ownership Change.
As of December 31, 2020, we do not believe that an Ownership Change had occurred that would subject us to an annual limitation on the utilization of our NOL carryforwards, disallowed business interest carryforwards, tax credits and possibly other tax attributes although our cumulative shift continues to be at a level greater than 40%.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Therefore, with the exception of the NOL carryforwards and disallowed business interest carryforwards acquired upon the WildHorse Merger, we do not believe we had a limitation on the ability to utilize our carryforwards and other tax attributes under Section 382 of the Code as of December 31, 2020. However, upon emergence from bankruptcy on February 9, 2021, the Company did experience an Ownership Change. If the old loss corporation is under the jurisdiction of the court in a case under Title 11 of the United States Code, then the annual limitation generally is based on the post-emergence fair market value of the equity of the new loss corporation as opposed to the fair market value of the equity of the old loss corporation. As such, an annual limitation will be computed based on the fair market value of the new equity immediately after emergence and will pertain to the post-emergence utilization of NOL carryforwards, disallowed business interest carryforwards and tax credits existing at the time of emergence.
Accounting guidance for recognizing and measuring uncertain tax positions requires a more likely than not threshold condition be met on a tax position, based solely on the technical merits of being sustained, before any benefit of the tax position can be recognized in the financial statements. Guidance is also provided regarding de-recognition, classification and disclosure of uncertain tax positions. As of December 31, 2020, and 2019, the amount of unrecognized tax benefits related to NOL carryforwards and tax liabilities associated with uncertain tax positions was $74 million for both years. For both 2020 and 2019, $29 million is related to state tax receivables not expected to be recovered and the remainder is related to NOL carryforwards. If recognized, $29 million of the uncertain tax positions identified would have an effect on the effective tax rate. No material changes to the current uncertain tax positions are expected within the next 12 months. As of December 31, 2020, and 2019, we had no amounts accrued for interest related to these uncertain tax positions. We recognize interest related to uncertain tax positions as a component of interest expense. Penalties, if any, related to uncertain tax positions would be recorded in other expenses.
A reconciliation of the beginning and ending balances of unrecognized tax benefits is as follows:

	2020	2019	2018
	($ in millions)
Unrecognized tax benefits at beginning of period	$74	$79	$106
Additions based on tax positions related to the current year	—	—	—
Additions to tax positions of prior years	—	27	—
Settlements	—	(32)	—
Expiration of the applicable statute of limitations	—	—	(23)
Reductions to tax positions of prior years	—	—	(4)
Unrecognized tax benefits at end of period	$74	$74	$79
Our federal and state income tax returns are subject to examination by federal and state tax authorities. Notification was received from the IRS during February 2021 that the examination of the WildHorse 2017 federal income tax return has been closed as a no-change audit. Further, the IRS has concluded the fieldwork relating to our 2016 federal income tax return with no changes proposed. Our tax years 2017 through 2019 remain open for all purposes of examination by the IRS as do the WildHorse 2018 federal income tax return and the WildHorse short period return for January 1, 2019, through February 1, 2019. However, certain earlier tax years remain open for adjustment to the extent of their NOL carryforwards available for future utilization.
In addition, tax years 2017 through 2019 as well as certain earlier years remain open for examination by state tax authorities. Currently, several state examinations are in progress of various years. We do not anticipate that the outcome of any federal or state audit will have a significant impact on our financial position or results of operations.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
11.    Equity
Chapter 11 Proceedings
Upon our emergence from Chapter 11 on February 9, 2021, as discussed in Note 2, our then-authorized common stock and preferred stock were canceled and released under the Plan without receiving any recovery on account thereof.
Pre-Emergence Equity
Common Stock. A summary of the changes in our common shares issued for the years ended December 31, 2020, 2019 and 2018 is detailed below:

	Years Ended December 31,
	2020	2019	2018
	(in thousands)
Shares issued as of January 1(a)	9,773	4,568	4,543
Common shares issued for WildHorse Merger(a)(b)	—	3,587	—
Exchange of senior notes(a)(c)	—	1,178	—
Exchange of convertible notes(a)(c)	—	367	—
Exchange of preferred stock(a)	—	52	—
Restricted stock issuances (net of forfeitures and cancellations)(a)(d)	8	21	25
Shares issued as of December 31(a)	9,781	9,773	4,568
___________________________________________
(a)All share information has been retroactively adjusted to reflect the 1-for-200 (1:200) reverse stock split effective April 14, 2020. See below for additional information.
(b)See Note 3 for discussion of WildHorse Merger.
(c)See Note 5 for discussion of debt exchanges.
(d)See Note 12 for discussion of restricted stock.
Reverse Stock Split. On April 13, 2020, our board of directors and our shareholders approved a 1-for-200 (1:200) reverse stock split of our common stock and a reduction of the total number of authorized shares of our common stock as determined by a formula based on two-thirds of the reverse stock split ratio. The reverse stock split became effective as of the close of business on April 14, 2020. Our common stock began trading on a split-adjusted basis on the NYSE at the market open on April 15, 2020. The par value of the common stock was not adjusted as a result of the reverse stock split.
The reverse stock split was intended to, among other things, increase the per share trading price of our common stock to satisfy the $1.00 minimum per share closing price requirement for continued listing on the NYSE. As a result of the reverse stock split, each 200 pre-split shares of common stock outstanding were automatically combined into one issued and outstanding share of common stock. The fractional shares that resulted from the reverse stock split were canceled by paying cash in lieu of the fair value. The number of outstanding shares of common stock was reduced from approximately 1.957 billion as of April 10, 2020 to approximately 9.784 million shares (without giving effect to the liquidation of fractional shares). The total number of shares of common stock that we are authorized to issue was reduced from 3,000,000,000 to 22,500,000 shares. All share and per share amounts in the accompanying consolidated financial statements and notes thereto were retroactively adjusted for all periods presented to give effect to this reverse stock split, including reclassifying an amount equal to the reduction in par value of our common stock to additional paid-in capital.
During the year ended December 31, 2019, our shareholders approved a proposal to amend our restated certificate of incorporation to increase the number of authorized shares of our common stock from 15,000,000 shares to 22,500,000 shares, adjusted for our reverse stock split.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Cancellation of Rights Plan
On April 23, 2020, our Board of Directors declared a dividend of one Right payable on May 4, 2020 for each share of our common stock outstanding on May 4, 2020 to the shareholders of record on that date (the “Rights”). In connection with the distribution of the Rights, we entered into a Rights Agreement with Computershare Trust Company, N.A., as rights agent (the “Rights Agreement”). Each Right entitles the registered holder to purchase from us Preferred Shares.
The Rights Agreement was intended to protect value by preserving our ability to use our tax attributes to offset potential future income taxes for federal income tax purposes. Our ability to use our tax attributes would have been substantially limited if we had experienced an ownership change under Section 382 of the Code prior to emergence from bankruptcy on February 9, 2021. The Rights Agreement reduced the likelihood of an ownership change by deterring any person or group of affiliated or associated persons from acquiring beneficial ownership of 4.9% or more of the outstanding shares of our common stock.
In connection with the adoption of the Rights Agreement the Company filed a Certificate of Designations of Series B Preferred Stock with the Secretary of State of the State of Oklahoma setting forth the rights, powers, and preferences of the Series B Preferred Stock issuable upon exercise of the Rights (the “Preferred Shares”). On the Plan Effective Date, the Company filed a Certificate of Elimination with the Secretary of State of the State of Oklahoma eliminating the Preferred Shares and returning them to authorized but undesignated shares of the Company’s preferred stock. The foregoing is a summary of the terms of the Certificate of Elimination. The summary does not purport to be complete and is qualified in its entirety by reference to the Certificate of Elimination.
Preferred Stock. Following is a summary of our preferred stock, including the primary conversion terms as of December 31, 2020:

Preferred Stock Series	Issue Date	Liquidation Preference per Share	Holder's Conversion Right	Conversion Rate	Conversion Price	Company's Conversion Right From	Company's Market Conversion Trigger(a)
5.75% cumulative convertible non-voting	May and June 2010	$1,000	Any time	0.1984	$5,039.59	May 17, 2015	$6,551.46

5.75% (series A) cumulative convertible non-voting	May 2010	$1,000	Any time	0.1918	$5,215.02	May 17, 2015	$6,779.52

4.50% cumulative convertible	September 2005	$100	Any time	0.0123	$8,142.99	September 15, 2010	$10,585.89

5.00% cumulative convertible (series 2005B)	November 2005	$100	Any time	0.0139	$7,208.51	November 15, 2010	$9,371.06
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

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Outstanding shares of our preferred stock for the years ended December 31, 2020, 2019 and 2018 are detailed below:

	5.75%	5.75% (Series A)	4.50%	5.00% (Series 2005B)
	(in thousands)
Shares outstanding as of January 1, 2020 and December 31, 2020	770	423	2,559	1,811

Shares outstanding as of January 1, 2019	770	463	2,559	1,811
Preferred stock exchanges(a)	—	(40)	—	—
Shares outstanding as of December 31, 2019	770	423	2,559	1,811

Shares outstanding as of January 1, 2018 and December 31, 2018	770	463	2,559	1,811
____________________________________________
(a)During 2019, we exchanged 51,839 shares of common stock for 40,000 shares of our 5.75% (Series A) Cumulative Convertible Preferred Stock. In connection with the exchange, we recognized a loss equal to the excess of the fair value of all common stock issued in exchange for the preferred stock over the fair value of the common stock issuable pursuant to the original terms of the preferred stock. The loss of $17 million is reflected as a reduction to net income available to common stockholders for the purpose of calculating earnings per common share.
Dividends. Dividends declared on our preferred stock are reflected as adjustments to retained earnings to the extent a surplus of retained earnings exists after giving effect to the dividends. To the extent retained earnings are insufficient to fund the distributions, payments are reflected in our financial statements as a return of contributed capital rather than earnings and are accounted for as a reduction to paid-in capital.
Dividends on our outstanding preferred stock are payable quarterly. We may pay dividends on our 5.00% Cumulative Convertible Preferred Stock (Series 2005B) and our 4.50% Cumulative Convertible Preferred Stock in cash, common stock or a combination thereof, at our option. Dividends on both series of our 5.75% Cumulative Convertible Non-Voting Preferred Stock are payable only in cash.
On April 17, 2020, we announced that we were suspending payment of dividends on each series of our outstanding convertible preferred stock, and were therefore currently in arrears on such dividend payments as of December 31, 2020. Suspension of the dividends did not constitute an event of default under any of our debt instruments. No dividends have been accrued on our convertible preferred stock subsequent to the Petition Date. Pursuant to the Plan, each holder of an equity interest in Chesapeake had such interest canceled, released and extinguished without any distribution. See Note 2 for additional information about the Chapter 11 Cases.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Accumulated Other Comprehensive Income (Loss). For the years ended December 31, 2020 and 2019, changes in accumulated other comprehensive income (loss) for cash flow hedges, net of tax, are detailed below:

	Years Ended December 31,
	2020	2019
	($ in millions)
Balance, as of January 1	$12	$(23)
Amounts reclassified from accumulated other comprehensive income(a)	33	35
Balance, as of December 31	$45	$12
___________________________________________
(a)    Net losses on cash flow hedges for commodity contracts reclassified from accumulated other comprehensive income (loss), net of tax, to oil, natural gas and NGL revenues in the consolidated statements of operations.
Noncontrolling Interests. We owned 23,750,000 common units in the Chesapeake Granite Wash Trust (the “Trust”) representing a 51% beneficial interest. We determined that the Trust was a VIE and that we were the primary beneficiary. As a result, the Trust was included in our consolidated financial statements. In 2020, we sold our interests in the Mid-Continent operating area and the units we owned in the Trust. See Note 3 for additional discussion.
The Trust’s legal existence was separate from Chesapeake and our other consolidated subsidiaries, and the Trust was not a guarantor of any of Chesapeake’s debt. The creditors or beneficial holders of the Trust had no recourse to the general credit of Chesapeake. We presented parenthetically on the face of the consolidated balance sheets the assets of the Trust that could be used only to settle obligations of the Trust and the liabilities of the Trust for which creditors did not have recourse to the general credit of Chesapeake.
Post-Emergence Equity
New Common Stock. As discussed in Note 2, on the Effective Date, we issued an aggregate of approximately 97.9 million shares of New Common Stock, par value $0.01 per share, to the holders of allowed claims, as defined in the Plan, and approximately 2.1 million shares of New Common Stock were reserved for future distributions under the Plan.
Warrants. As discussed in Note 2, on the Emergence Date, we issued approximately 11.1 million Class A Warrants, 12.3 million Class B Warrants and 13.7 million Class C Warrants that are initially exercisable for one share of New Common Stock per Warrant at initial exercise prices of $27.63, $32.13 and $36.18 per share, respectively, subject to adjustments pursuant to the terms of the warrants. The warrants are exercisable from the Emergence Date until February 9, 2026. The warrants contain customary anti-dilution adjustments in the event of any stock split, reverse stock split, reclassification, stock dividend or other distributions.
12.     Share-Based Compensation
Our share-based compensation program has consisted of restricted stock, stock options, performance share units (PSUs) and cash restricted stock units (CRSUs) granted to employees and restricted stock granted to non-employee directors under our Long Term Incentive Plan. The restricted stock and stock options were equity-classified awards and the PSUs and CRSUs were liability-classified awards.
Chapter 11 Proceedings
As discussed in Note 2, on the Effective Date, our current common stock was canceled and New Common Stock was issued. Accordingly, our then existing share-based compensation awards were also canceled, which resulted in the recognition of any previously unamortized expense related to the canceled awards on the date of cancellation.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Share-Based Compensation Plans
2014 Long Term Incentive Plan. Our 2014 Long Term Incentive Plan (2014 LTIP), which is administered by the Compensation Committee of our Board of Directors, became effective on June 13, 2014 after it was approved by shareholders at our 2014 Annual Meeting. The 2014 LTIP replaced our Amended and Restated Long Term Incentive Plan which was adopted in 2005. The 2014 LTIP provides for up to 358,000 reverse stock split adjusted shares of common stock that may be issued as long-term incentive compensation to our employees and non-employee directors. The 2014 LTIP authorizes the issuance of the following types of awards: (i) nonqualified and incentive stock options; (ii) SARs; (iii) restricted stock; (iv) performance awards, including PSUs; and (v) other stock-based awards. As of December 31, 2020, 474,123 reverse stock split adjusted shares of common stock remained issuable under the 2014 LTIP.
Equity-Classified Awards
Restricted Stock. We grant restricted stock to employees and non-employee directors. A summary of the changes in unvested restricted stock during 2020, 2019 and 2018 is presented below:

	Shares of Unvested Restricted Stock(a)	Weighted Average Grant Date Fair Value(a)
	(in thousands)
Unvested restricted stock as of January 1, 2020	52	$710
Granted	68	$60
Vested	(21)	$792
Forfeited	(98)	$243
Unvested restricted stock as of December 31, 2020	1	$617

Unvested restricted stock as of January 1, 2019	59	$886
Granted	30	$530
Vested	(30)	$876
Forfeited	(7)	$744
Unvested restricted stock as of December 31, 2019	52	$710

Unvested restricted stock as of January 1, 2018	66	$1,274
Granted	30	$746
Vested	(29)	$1,534
Forfeited	(8)	$1,204
Unvested restricted stock as of December 31, 2018	59	$886
____________________________________________
(a)Amount has been retroactively adjusted to reflect a 1-for-200 (1:200) reverse stock split effective April 14, 2020. See Note 11 for additional information.
The aggregate intrinsic value of restricted stock that vested during 2020 was approximately $1 million based on the stock price at the time of vesting.
Stock Options. In 2020, 2019 and 2018, we granted members of management stock options that vest ratably over a three-year period. Each stock option award has an exercise price equal to the closing price of our common stock on the grant date. Outstanding options expire seven years to ten years from the date of grant.

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

Expected option life – years	6.0
Volatility	65.61%
Risk-free interest rate	2.47%
Dividend yield	—%
The following table provides information related to stock option activity for 2020, 2019 and 2018:

	Number of Shares Underlying Options	Weighted Average Exercise Price Per Share	Weighted Average Contract Life in Years	Aggregate Intrinsic Value(a)
	(in thousands)			($ in millions)
Outstanding as of January 1, 2020	90	$1,420	5.70	$—
Granted	—	$—
Exercised	—	$—		$—
Expired	(23)	$915
Forfeited	(47)	$1,666
Outstanding as of December 31, 2020	20	$1,429	4.27	$—
Exercisable as of December 31, 2020	19	$1,440	4.35	$—

Outstanding as of January 1, 2019	90	$1,440	7.15	$—
Granted	5	$594
Exercised	—	$—		$—
Expired	(2)	$1,272
Forfeited	(3)	$794
Outstanding as of December 31, 2019	90	$1,420	5.70	$—
Exercisable as of December 31, 2019	65	$1,656	4.86	$—

Outstanding as of January 1, 2018	81	$1,650	7.73	$1
Granted	18	$602
Exercised	—	$—		$—
Expired	(3)	$2,766
Forfeited	(6)	$1,090
Outstanding as of December 31, 2018	90	$1,440	7.15	$—
Exercisable as of December 31, 2018	41	$2,146	5.73	$—
___________________________________________
(a)The intrinsic value of a stock option is the amount by which the current market value or the market value upon exercise of the underlying stock exceeds the exercise price of the option.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Restricted Stock and Stock Option Compensation. We recognized the following compensation costs, net of actual forfeitures, related to restricted stock and stock options for the years ended December 31, 2020, 2019 and 2018:

	Years Ended December 31,
	2020	2019	2018
	($ in millions)
General and administrative expenses	$20	$26	$31
Oil and natural gas properties	1	2	2
Oil, natural gas and NGL production expenses	1	3	5
Exploration expenses	—	1	1
Total restricted stock and stock option compensation	$22	$32	$39
Liability-Classified Awards
Performance Share Units. In 2019, we granted PSUs to senior management that vest ratably over a three-year performance period and are settled in cash. The ultimate amount earned is based on achievement of performance metrics established by the Compensation Committee of the Board of Directors. Compensation expense associated with PSU awards is recognized over the service period based on the graded-vesting method. The value of the PSU awards at the end of each reporting period is dependent upon our estimates of the underlying performance measures.
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
The following table presents a summary of our liability-classified awards:

		Grant Date Fair Value	December 31, 2020
	Units(a)		Fair Value	Vested Liability
		($ in millions)	($ in millions)
2018 CRSU Awards:
Payable 2021	13,351	$8	$—	$—
____________________________________________
(a) Amount has been retroactively adjusted to reflect a 1-for-200 (1:200) reverse stock split effective April 14, 2020. See Note 11 for additional information.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
We recognized the following compensation costs (credits), net of actual forfeitures, related to our liability-classified awards for the years ended December 31, 2020, 2019 and 2018:

	Years Ended December 31,
	2020	2019	2018
	($ in millions)
General and administrative expenses	$(3)	$5	$9
Oil and natural gas properties	—	1	1
Oil, natural gas and NGL production expenses	(1)	3	2
Separation and other termination costs	—	1	—
Total liability-classified awards compensation	$(4)	$10	$12
2020 Compensation Adjustments
On May 5, 2020, all of the outstanding share-based compensation, including restricted stock, stock options, PSUs and CRSUs, granted to our executive officers and designated vice presidents was canceled and replaced with cash retention incentives. The cash retention incentives granted to executive officers are equally weighted between achievement of certain specified performance metrics and a service period. The cash retention incentives may be clawed back if an executive officer or vice president terminates employment for any reason other than a qualifying termination prior to the earlier of (i) the effective date of a plan of reorganization under Chapter 11 of the Bankruptcy Code or (ii) May 8, 2021. The transactions were considered a modification to the previously issued equity-classified awards. As such, the remaining unrecognized expense related to restricted stock and stock options will result in $18 million of share-based compensation expense to be amortized over the relevant service period of the new cash retention incentives. The $15 million after-tax fair value of the cash retention incentives was capitalized to other current assets in the consolidated balance sheets and will be amortized over the relevant service period. The difference between the cash and after-tax value of the cash retention incentives of approximately $10 million, which is not subject to the claw back provisions contained within the agreements, was expensed to general and administrative expenses in the consolidated statements of operations for the year ended December 31, 2020.
Post-Emergence Stock-Based Compensation
As of the Effective Date, the Board adopted the 2021 Long Term Incentive Plan (the 2021 LTIP) with a share reserve equal to 6,800,000 shares of New Common Stock. The 2021 LTIP provides for the grant of restricted stock units, restricted stock awards, stock options, stock appreciation rights, performance awards and other stock awards to the Company’s employees and non-employee directors.
13.     Employee Benefit Plans
Our qualified 401(k) profit sharing plan (401(k) Plan) is the Chesapeake Energy Corporation Savings and Incentive Stock Bonus Plan, which is open to employees of Chesapeake and all our subsidiaries. Eligible employees may elect to defer compensation through voluntary contributions to their 401(k) Plan accounts, subject to plan limits and those set by the IRS. We match employee contributions dollar for dollar (subject to a maximum contribution of 15% of an employee's base salary and performance bonus) in cash. We contributed $24 million, $29 million and $31 million to the 401(k) Plan in 2020, 2019 and 2018, respectively.
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

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
14.    Derivative and Hedging Activities
We use derivative instruments to reduce our exposure to fluctuations in future commodity prices and to protect our expected operating cash flow against significant market movements or volatility. All of our oil, natural gas and NGL derivative instruments are net settled based on the difference between the fixed-price payment and the floating-price payment, resulting in a net amount due to or from the counterparty. None of our open oil, natural gas and NGL derivative instruments were designated for hedge accounting as of December 31, 2020 and 2019.
Oil, Natural Gas and NGL Derivatives
As of December 31, 2020 and 2019, our oil, natural gas and NGL derivative instruments consisted of the following types of instruments:
•Swaps: We receive a fixed price and pay a floating market price to the counterparty for the hedged commodity. In exchange for higher fixed prices on certain of our swap trades, we may sell call options and call swaptions.
•Options: We sell, and occasionally buy, call options in exchange for a premium. At the time of settlement, if the market price exceeds the fixed price of the call option, we pay the counterparty the excess on sold call options and we receive the excess on bought call options. If the market price settles below the fixed price of the call option, no payment is due from either party.
•Call Swaptions: We sell call swaptions to counterparties in exchange for a premium. Swaptions allow the counterparty, on a specific date, to extend an existing fixed-price swap for a certain period of time or to increase the notional volumes of an existing fixed-price swap.
•Collars: These instruments contain a fixed floor price (put) and ceiling price (call). If the market price exceeds the call strike price or falls below the put strike price, we receive the fixed price and pay the market price. If the market price is between the put and the call strike prices, no payments are due from either party. Three-way collars include the sale by us of an additional put option in exchange for a more favorable strike price on the call option. This eliminates the counterparty’s downside exposure below the second put option strike price.
•Basis Protection Swaps: These instruments are arrangements that guarantee a fixed price differential to NYMEX from a specified delivery point. We receive the fixed price differential and pay the floating market price differential to the counterparty for the hedged commodity.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The estimated fair values of our oil, natural gas and NGL derivative instrument assets (liabilities) as of December 31, 2020 and 2019 are provided below:

	December 31, 2020		December 31, 2019
	Notional Volume	Fair Value	Notional Volume	Fair Value
		($ in millions)		($ in millions)
Oil (mmbbl):
Fixed-price swaps	27	$(136)	24	$(7)
Collars	—	—	2	14
Basis protection swaps	7	(1)	8	(2)
Total oil	34	(137)	34	5
Natural gas (bcf):
Fixed-price swaps	728	10	265	125
Collars	53	8	—	—
Call options (sold)	—	—	22	—
Call swaptions	—	—	29	(2)
Basis protection swaps	66	1	30	2
Total natural gas	847	19	346	125
Total estimated fair value		$(118)		$130
We have terminated certain commodity derivative contracts that were previously designated as cash flow hedges for which the original contract months are yet to occur. See further discussion below under Effect of Derivative Instruments – Accumulated Other Comprehensive Income (Loss).
Effect of Derivative Instruments – Consolidated Balance Sheets
The following table presents the fair value and location of each classification of derivative instrument included in the consolidated balance sheets as of December 31, 2020 and 2019 on a gross basis and after same-counterparty netting:

Balance Sheet Classification	Gross Fair Value	Amounts Netted in the Consolidated Balance Sheets	Net Fair Value Presented in the Consolidated Balance Sheets
	($ in millions)
As of December 31, 2020
Commodity Contracts:
Short-term derivative asset	$84	$(65)	$19
Long-term derivative asset	5	(5)	—
Short-term derivative liability	(158)	65	(93)
Long-term derivative liability	(49)	5	(44)
Total derivatives	$(118)	$—	$(118)

As of December 31, 2019
Commodity Contracts:
Short-term derivative asset	$174	$(40)	$134
Short-term derivative liability	(42)	40	(2)
Long-term derivative liability	(2)	—	(2)
Total derivatives	$130	$—	$130
As of December 31, 2020 and 2019, we did not have any cash collateral balances for these derivatives.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Effect of Derivative Instruments – Consolidated Statements of Operations
The components of oil, natural gas and NGL revenues for the years ended December 31, 2020, 2019 and 2018 are presented below:

	Years Ended December 31,
	2020	2019	2018
	($ in millions)
Oil, natural gas and NGL revenues	$2,745	$4,517	$5,189
Gains on undesignated oil, natural gas and NGL derivatives	629	40	—
Losses on terminated cash flow hedges	(33)	(35)	(34)
Total oil, natural gas and NGL revenues	$3,341	$4,522	$5,155
The components of marketing revenues for the years ended December 31, 2020, 2019 and 2018 are presented below:

	Years Ended December 31,
	2020	2019	2018
	($ in millions)
Marketing revenues	$1,869	$3,971	$5,069
Gains (losses) on undesignated marketing natural gas derivatives	—	(4)	7
Total marketing revenues	$1,869	$3,967	$5,076
Effect of Derivative Instruments – Accumulated Other Comprehensive Income (Loss)
A reconciliation of the changes in accumulated other comprehensive income (loss) in our consolidated statements of stockholders’ equity related to our cash flow hedges is presented below:

	Years Ended December 31,
	2020		2019		2018
	Before Tax	After Tax	Before Tax	After Tax	Before Tax	After Tax
	($ in millions)
Balance, beginning of period	$(45)	$12	$(80)	$(23)	$(114)	$(57)
Losses reclassified to income	33	33	35	35	34	34
Balance, end of period	$(12)	$45	$(45)	$12	$(80)	$(23)
The accumulated other comprehensive loss as of December 31, 2020 represents the net deferred loss associated with commodity derivative contracts that were previously designated as cash flow hedges for which the original contract months are yet to occur. Remaining deferred gain or loss amounts will be recognized in earnings in the month for which the original contract months are to occur. As we early adopted ASU 2019-12 in 2020, the tax effect will be recognized in earnings in the year ended December 31, 2022. As of December 31, 2020, we expect to transfer approximately $8 million of net loss included in accumulated other comprehensive income to net income (loss) during the next 12 months. The remaining amounts will be transferred by December 31, 2022.
Credit Risk Considerations
Our derivative instruments expose us to our counterparties’ credit risk. To mitigate this risk, we enter into derivative contracts only with counterparties that are highly rated or deemed by us to have acceptable credit strength and deemed by management to be competent and competitive market-makers, and we attempt to limit our exposure to non-performance by any single counterparty. As of December 31, 2020, our oil, natural gas and NGL derivative instruments were spread among 7 counterparties.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Hedging Arrangements
Certain of our hedging arrangements are with counterparties that were also lenders (or affiliates of lenders) under our DIP Credit Facility. The contracts entered into with these counterparties are secured by the same collateral that secures the pre-petition revolving credit facility. The counterparties’ obligations must be secured by cash or letters of credit to the extent that any mark-to-market amounts owed to us exceed defined thresholds.
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
The following table provides information for financial assets (liabilities) measured at fair value on a recurring basis as of December 31, 2020 and 2019:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
		($ in millions)
As of December 31, 2020
Derivative Assets (Liabilities):
Commodity assets	$—	$78	$10	$88
Commodity liabilities	—	(204)	(2)	(206)
Total derivatives	$—	$(126)	$8	$(118)

As of December 31, 2019
Derivative Assets (Liabilities):
Commodity assets	$—	$160	$14	$174
Commodity liabilities	—	(42)	(2)	(44)
Total derivatives	$—	$118	$12	$130

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
A summary of the changes in the fair values of our financial assets (liabilities) classified as Level 3 during 2020 and 2019 is presented below:

	Commodity Derivatives	Utica Contingent Consideration
	($ in millions)
Balance, as of January 1, 2020	$12	$—
Total gains (losses) (realized/unrealized):
Included in earnings(a)	11	—
Total purchases, issuances, sales and settlements:
Settlements	(15)	—
Balance, as of December 31, 2020	$8	$—

Balance, as of January 1, 2019	$87	$7
Total gains (losses) (realized/unrealized):
Included in earnings(a)	(59)	(7)
Total purchases, issuances, sales and settlements:
Settlements	(16)	—
Balance, as of December 31, 2019	$12	$—
___________________________________________

(a)		Commodity Derivatives		Utica Contingent Consideration

		2020	2019	2020	2019
		($ in millions)
	Total gains (losses) included in earnings for the period	$11	$(59)	$—	$(7)
	Change in unrealized gains (losses) related to assets still held at reporting date	$—	$(19)	$—	$—
Qualitative and Quantitative Disclosures about Unobservable Inputs for Level 3 Fair Value Measurements
The significant unobservable inputs for Level 3 derivative contracts include market volatility. Changes in market volatility impact the fair value measurement of our derivative contracts, which is based on an estimate derived from option models. For example, an increase or decrease in the forward prices and volatility of oil and natural gas prices decreases or increases the fair value of oil and natural gas derivatives. The following table presents quantitative information about Level 3 inputs used in the fair value measurement of our commodity derivative contracts as of December 31, 2020:

Instrument Type	Unobservable Input	Range	Weighted Average	Fair Value December 31, 2020
				($ in millions)
Natural gas trades	Natural gas price volatility curves	24% – 71%	38%	$8

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
15.    Capitalized Exploratory Well Costs
A summary of the changes in our capitalized well costs for the years ended December 31, 2020, 2019 and 2018 is detailed below. Additions pending the determination of proved reserves excludes amounts capitalized and subsequently charged to expense within the same year.

	Years Ended December 31,
	2020	2019	2018
	(in millions)
Balance as of January 1	$7	$36	$36
Additions pending the determination of proved reserves	—	7	74
Divestitures and other	—	(3)	—
Reclassifications to proved properties	—	(17)	(40)
Charges to exploration expense	(7)	(16)	(34)
Balance as of December 31	$—	$7	$36
The following table provides an aging of capitalized costs and the number of projects for which exploratory well costs have been capitalized for a period greater than one year since the completion of drilling.

	2020	2019	2018
	(in millions)
Exploratory well costs capitalized for a period of one year or less	$—	$7	$34
Exploratory well costs capitalized for a period greater than one year	—	—	2
Balance as of December 31	$—	$7	$36

Number of projects with exploratory well costs capitalized for a period greater than one year	—	—	7

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
16.    Other Property and Equipment
Other Property and Equipment
A summary of other property and equipment held for use and the estimated useful lives thereof is as follows:

	December 31,		Estimated Useful Life
	2020	2019
	($ in millions)		(in years)
Buildings and improvements	$1,038	$1,058	10 – 39
Computer equipment	356	355	5
Sand mine	81	78	10 – 30
Natural gas compressors(a)	36	48	3 – 20
Land	113	115
Other	130	156	5 – 20
Total other property and equipment, at cost	1,754	1,810
Less: accumulated depreciation	(799)	(692)
Total other property and equipment, net	$955	$1,118
___________________________________________
(a)    Includes assets under finance lease of $27 million, less accumulated depreciation of $18 million and $10 million, as of December 31, 2020 and 2019, respectively. The related amortization expense for assets under finance lease is included in depreciation, depletion and amortization expense on our consolidated statement of operations.
17.    Investments
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
In 2020, the hydraulic fracturing industry continued experiencing challenging operating conditions resulting in FTSI filing for Chapter 11 bankruptcy and we recognized an impairment of our entire investment of $23 million. FTSI emerged from bankruptcy on November 19, 2020 and this restructuring resulted in a reduction of the common stock we owned in FTSI from 20% to less than 2%. The decreased ownership percentage and the loss of significant influence required us to measure the investment at fair value as of December 31, 2020.
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

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
18.    Impairments
Impairments of Oil and Natural Gas Properties
A summary of our impairments of oil and natural gas properties for the years ended December 31, 2020, 2019 and 2018 is as follows:

	Years Ended December 31,
	2020	2019	2018
	($ in millions)
Impairments due to lower forecasted commodity prices	$8,446	$8	$23
Impairments due to anticipated sale	—	—	55
Total impairments of oil and natural gas properties	$8,446	$8	$78
During 2020, the decrease in demand for crude oil primarily due to the combined impacts of COVID-19 and the OPEC+ production increases resulted in decreases in current and expected long-term crude oil and NGL sale prices. These conditions resulted in reductions to the market capitalization of peer companies in the energy industry. We determined these adverse market conditions represented a triggering event to perform an impairment assessment of our long-lived assets used in, and in support of, our operations, including proved oil and gas properties, and our sand mine assets.
Proved Oil and Gas Properties
Our impairment test involved a Step 1 assessment to determine if the net book value of our proved oil and natural gas properties is expected to be recovered from the estimated undiscounted future cash flows.
•We calculated the expected undiscounted future net cash flows of our long-lived assets using management’s assumptions and expectations of (i) commodity prices, which are based on the NYMEX strip pricing escalated by an inflationary rate after 2 years, (ii) pricing adjustments for differentials, (iii) operating costs, (iv) capital investment plans, (v) future production volumes, and (vi) estimated proved reserves.

•Unprecedented volatility in the price of oil due to the decrease in demand has led us to rely on NYMEX strip pricing, which represents a Level 1 input.
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
•Significant inputs associated with the calculation of discounted future net cash flows include estimates of (i) recoverable reserves, (ii) production rates, (iii) future operating and development costs, (iv) future commodity prices escalated by an inflationary rate after two years, adjusted for differentials, and (v) a market-based weighted average cost of capital. We utilized NYMEX strip pricing, adjusted for differentials, to value the reserves. The NYMEX strip pricing inputs used are classified as Level 1 fair value assumptions and all other inputs are classified as Level 3 fair value assumptions.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Impairments of Fixed Assets
A summary of our impairments of fixed assets by asset class and other charges for the years ended December 31, 2020, 2019 and 2018 is as follows:

	Years Ended December 31,
	2020	2019	2018
	($ in millions)
Sand mine	$76	$—	$—
Natural gas compressors	13	—	45
Buildings and land	—	1	4
Other	—	2	4
Total impairments of fixed assets and other	$89	$3	$53
In 2020, we recorded a $76 million impairment of our sand mine assets that support our Brazos Valley operating area for the difference between the fair value and carrying value of the assets as well as a $13 million impairment of compressor inventory due to a lack of a current market for compressors. In 2018, we recorded a $45 million impairment related to 890 compressors for the difference between carrying value and the fair value of the assets.
19.    Exploration Expense
A summary of our exploration expense for the years ended December 31, 2020, 2019 and 2018 is as follows:

	Years Ended December 31,
	2020	2019	2018
	($ in millions)
Impairments of unproved properties	$411	$32	$59
Dry hole expense	7	25	37
Geological and geophysical expense and other	9	27	66
Exploration expense	$427	$84	$162
Unproved oil and natural gas properties are periodically assessed for impairment by considering future drilling and exploration plans, results of exploration activities, commodity price outlooks, planned future sales and expiration of all or a portion of the projects. The exploration expense charges during 2020 are primarily the result of non-cash impairment charges in unproved properties, primarily in our Brazos Valley, Haynesville, Powder River Basin and Mid-Continent operating areas. The decrease in geological and geophysical expense in 2019 and 2020 was due to fewer exploratory geological and geophyscial projects.
20.    Other Operating Expense
In 2020, we terminated certain gathering, processing and transportation contracts and recognized a non-recurring $80 million expense related to the contract terminations. The contract terminations removed approximately $169 million of future commitments related to gathering, processing and transportation agreements.
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

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
21.    Separation and Other Termination Costs
Workforce Reductions
In 2020, 2019 and 2018, we incurred charges of approximately $44 million, $12 million and $38 million related to one-time termination benefits for certain employees.
Subsequent to December 31, 2020, we reduced our workforce by 220 employees or approximately 15%, primarily in Oklahoma City and incurred charges of approximately $20 million.
22.    Asset Retirement Obligations
The components of the change in our asset retirement obligations are shown below:

	Years Ended December 31,
	2020	2019
	($ in millions)
Asset retirement obligations, beginning of period	$211	$166
Additions(a)	1	21
Revisions	(14)	18
Settlements and disposals(b)	(66)	(5)
Accretion expense	12	11
Asset retirement obligations, end of period	144	211
Less current portion	5	11
Asset retirement obligation, long-term	$139	$200
___________________________________________
(a)    During 2019, approximately $17 million of additions relate to the acquisition of WildHorse.
(b)    During 2020, approximately $49 million and $14 million of disposals related to our Mid-Continent and Haynesville assets, respectively. See Note 3 for further discussion of these transactions.
23.    Major Customers
Sales to Valero Energy Corporation constituted approximately 17%, 12% and 10% of total revenues (before the effects of hedging) for the years ended December 31, 2020, 2019 and 2018, respectively. No other purchasers accounted for more than 10% of our total revenues in 2020, 2019 or 2018.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
24.    Condensed Combined Debtor-in-Possession Financial Information
The financial statements below represent the combined financial statements of the Debtors as of December 31, 2020 and 2019 and the years ended December 31, 2020, 2019 and 2018.

Condensed Combined Balance Sheets	Total Combined Debtor Entities
	December 31,
	2020	2019
	($ in millions)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$278	$4
Other current assets	829	1,244
Total Current Assets	1,107	1,248
PROPERTY AND EQUIPMENT:
Oil and natural gas properties at cost, based on successful efforts accounting, net	4,277	13,586
Other property and equipment, net	955	1,118
Property and equipment held for sale, net	10	10
Total Property and Equipment, Net	5,242	14,714
Other long-term assets	234	187
Investments in subsidiaries and intercompany advances	1	6
TOTAL ASSETS	$6,584	$16,155

LIABILITIES AND EQUITY (DEFICIT):
CURRENT LIABILITIES:
Current liabilities	$3,094	$2,391
Total Current Liabilities	3,094	2,391
Long-term debt, net	—	9,073
Deferred income tax liabilities	—	10
Other long-term liabilities	188	317
Liabilities subject to compromise	8,643	—
Total Liabilities	11,925	11,791
EQUITY (DEFICIT):
Stockholders’ equity (deficit)	(5,341)	4,364
Total Equity (Deficit)	(5,341)	4,364
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$6,584	$16,155

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Combined Statements of Operations	Total Combined Debtor Entities
	Years Ended December 31,
	2020	2019	2018
	($ in millions)
REVENUES AND OTHER:
Oil, natural gas and NGL	$3,334	$4,508	$5,136
Marketing	1,869	3,967	5,076
Total Revenues	5,203	8,475	10,212
Other	56	63	63
Gains (losses) on sales of assets	30	43	(264)
Total Revenues and Other	5,289	8,581	10,011
OPERATING EXPENSES:
Oil, natural gas and NGL production	373	520	474
Oil, natural gas and NGL gathering, processing and transportation	1,079	1,076	1,391
Severance and ad valorem taxes	149	224	188
Exploration	427	84	162
Marketing	1,889	4,003	5,158
General and administrative	266	314	334
Separation and other termination costs	44	12	38
Provision for legal contingencies	27	19	26
Depreciation, depletion and amortization	1,095	2,258	1,730
Impairments	8,501	11	131
Other operating expense	109	92	—
Total Operating Expenses	13,959	8,613	9,632
INCOME (LOSS) FROM OPERATIONS	(8,670)	(32)	379
OTHER INCOME (EXPENSE):
Interest expense	(331)	(651)	(633)
Gains (losses) on investments	(20)	(71)	139
Gains on purchases or exchanges of debt	65	75	263
Other income	16	39	67
Reorganization items, net	(796)	—	—
Equity in net earnings (losses) of subsidiary	(17)	1	1
Total Other Expense	(1,083)	(607)	(163)
INCOME (LOSS) BEFORE INCOME TAXES	(9,753)	(639)	216
INCOME TAX BENEFIT	(19)	(331)	(10)
NET INCOME (LOSS)	(9,734)	(308)	226
Other comprehensive income	33	35	34
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CHESAPEAKE	$(9,701)	$(273)	$260

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Combined Statements of Cash Flows	Total Combined Debtor Entities
	Years Ended December 31,
	2020	2019	2018
	($ in millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Cash Provided By Operating Activities	$1,163	$1,618	$1,727

CASH FLOWS FROM INVESTING ACTIVITIES:
Drilling and completion costs	(1,111)	(2,180)	(1,848)
Business combination, net	—	(353)	—
Acquisitions of proved and unproved properties	(9)	(35)	(128)
Proceeds from divestitures of proved and unproved properties	136	130	2,231
Additions to other property and equipment	(22)	(48)	(21)
Proceeds from sales of other property and equipment	14	6	147
Proceeds from sales of investments	—	—	74
Net Cash Provided By (Used In) Investing Activities	(992)	(2,480)	455

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from pre-petition revolving credit facility borrowings	3,656	10,676	11,697
Payments on pre-petition revolving credit facility borrowings	(3,317)	(10,180)	(12,059)
Proceeds from DIP credit facility borrowings	60	—	—
Payments on DIP credit facility borrowings	(60)	—	—
DIP credit facility and exit facilities financing costs	(109)
Proceeds from issuance of senior notes, net	—	108	1,236
Proceeds from issuance of term loan, net	—	1,455	—
Cash paid to purchase debt	(94)	(1,073)	(2,813)
Cash paid for preferred stock dividends	(22)	(91)	(92)
Other financing activities	(11)	(32)	(149)
Intercompany advances, net	—	—	(2)
Net Cash Provided by (Used In) Financing Activities	103	863	(2,182)
Net increase in cash and cash equivalents	274	1	—
Cash and cash equivalents, beginning of period	4	3	3
Cash and cash equivalents, end of period	$278	$4	$3

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
25.    Subsequent Events
On February 2, 2021, an indirect wholly-owned subsidiary of the Company, issued $500 million aggregate principal amount of its 2026 Notes and $500 million aggregate principal amount of its 2029 Notes as part of a series of exit financing transactions being undertaken in connection with the Debtors’ Chapter 11 Cases and meant to provide the exit financing originally intended to be provided by the Exit Term Loan Facility pursuant to the Commitment Letter. Additionally, on the Effective Date, we entered into the Exit Credit Facility, a reserve-based credit facility with an initial borrowing base of $2.5 billion collateralized by our oil and gas properties. The aggregate initial elected commitments of the lenders under the Exit Credit Facility will be $1.75 billion of revolving Tranche A Loans and $220 million of fully funded Tranche B Loans on the Effective Date. See Note 5 for more information on our exit facilities.
On February 3, 2021, we reduced our workforce by 220 employees or approximately 15%, primarily in Oklahoma City and incurred charges of approximately $20 million. See Note 21 for more information regarding our workforce reduction.
We completed our financial restructuring and emerged from Chapter 11 bankruptcy proceedings on February 9, 2021. In support of the Plan, the enterprise value of the Successor was estimated and approved by the Bankruptcy Court to be in the range of $3.5 billion to $4.7 billion. We cannot currently estimate the financial effect of emergence from bankruptcy on our financial statements, although we expect to record material adjustments related to our Plan and the application of fresh-start reporting guidance upon the Effective Date. See Note 2 for more information regarding Chapter 11 proceedings including effects of the Plan.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY INFORMATION

Quarterly Financial Data (unaudited)
Summarized unaudited quarterly financial data for 2020 and 2019 are as follows:

	2020 First Quarter(a)	2020 Second Quarter	2020 Third Quarter	2020 Fourth Quarter
	($ in millions except per share data)
Total revenues	$2,541	$521	$975	$1,259
Income (loss) from operations	$(8,227)	$(541)	$(111)	$176
Net loss attributable to Chesapeake	$(8,297)	$(276)	$(745)	$(416)
Net loss available to common stockholders	$(8,319)	$(276)	$(745)	$(416)

Net loss per common share(b):
Basic	$(852.97)	$(28.22)	$(76.18)	$(42.54)
Diluted	$(852.97)	$(28.22)	$(76.18)	$(42.54)

	2019 First Quarter	2019 Second Quarter	2019 Third Quarter	2019 Fourth Quarter
	($ in millions except per share data)
Total revenues	$2,196	$2,386	$2,087	$1,926
Income (loss) from operations	$(182)	$278	$46	$(173)
Net income (loss) attributable to Chesapeake	$(21)	$98	$(61)	$(324)
Net income (loss) available to common stockholders	$(44)	$75	$(101)	$(346)

Net income (loss) per common share(b):
Basic	$(6.37)	$9.21	$(11.89)	$(35.53)
Diluted	$(6.37)	$9.21	$(11.89)	$(35.53)
___________________________________________
(a)Includes $8.446 billion of impairment charges as a result of the decrease in demand for crude oil primarily due to COVID-19 and sharp decline in commodity prices related to the combined impact of falling demand and increases in production from OPEC+ which resulted in decreases in crude oil and NGL sales prices.
(b)All per share information has been retroactively adjusted to reflect the 1-for-200 (1:200) reverse stock split effective April 14, 2020. See Note 11 for additional information.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
SUPPLEMENTARY INFORMATION - (Continued)
Supplemental Disclosures About Oil, Natural Gas and NGL Producing Activities (unaudited)
Net Capitalized Costs
Capitalized costs related to our oil, natural gas and NGL producing activities are summarized as follows:

	December 31,
	2020	2019
	($ in millions)
Oil and oil and natural gas properties:
Proved	$25,734	$30,765
Unproved	1,550	2,173
Total	27,284	32,938
Less accumulated depreciation, depletion and amortization	(23,007)	(19,310)
Net capitalized costs	$4,277	$13,628
Unproved properties as of December 31, 2020 and 2019, consisted mainly of leasehold acquired through direct purchases of significant oil and natural gas property interests. We will continue to evaluate our unproved properties, and although the timing of the ultimate evaluation or disposition of the properties cannot be determined, we can expect the majority of our unproved properties not held by production to be transferred into the amortization base over the next five years.
Costs Incurred in Oil and Natural Gas Property Acquisition, Exploration and Development
Costs incurred in oil and natural gas property acquisition, exploration and development, including capitalized interest and asset retirement costs, are summarized as follows:

	Years Ended December 31,
	2020	2019	2018
	($ in millions)
Acquisition of Properties(a):
Proved properties	$3	$3,264	$80
Unproved properties	6	792	56
Exploratory costs	8	42	80
Development costs	887	2,177	1,954
Costs incurred	$904	$6,275	$2,170
___________________________________________
(a)    Includes $3.264 billion and $756 million of proved and unproved property acquisitions, respectively, related to our acquisition of WildHorse in 2019.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
SUPPLEMENTARY INFORMATION - (Continued)
Results of Operations from Oil, Natural Gas and NGL Producing Activities
Our results of operations from oil, natural gas and NGL producing activities are presented below for 2020, 2019 and 2018. The following table includes revenues and expenses associated directly with our oil, natural gas and NGL producing activities. It does not include any interest costs or indirect general and administrative costs and, therefore, is not necessarily indicative of the contribution to consolidated net operating results of our oil, natural gas and NGL operations.

	Years Ended December 31,
	2020	2019	2018
	($ in millions)
Oil, natural gas and NGL sales	$3,341	$4,522	$5,155
Other revenue	56	63	63
Oil, natural gas and NGL production expenses	(373)	(520)	(474)
Oil, natural gas and NGL gathering, processing and transportation expenses	(1,082)	(1,082)	(1,398)
Severance and ad valorem taxes	(149)	(224)	(189)
Exploration	(427)	(84)	(162)
Depletion and depreciation	(1,026)	(2,188)	(1,665)
Impairment of oil and natural gas properties	(8,446)	(8)	(78)
Imputed income tax provision(a)	1,840	(125)	(326)
Results of operations from oil, natural gas and NGL producing activities	$(6,266)	$354	$926
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
Oil, Natural Gas and NGL Reserve Quantities
Our petroleum engineers and independent petroleum engineering firms estimated all of our proved reserves as of December 31, 2020, 2019 and 2018. Independent petroleum engineering firm LaRoche Petroleum Consultants, Ltd. estimated an aggregate of 87% of our estimated proved reserves (by volume) as of December 31, 2020.
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

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
SUPPLEMENTARY INFORMATION - (Continued)
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
Presented below is a summary of changes in estimated reserves for 2020, 2019 and 2018:

	Oil	Natural Gas	NGL	Total
	(mmbbl)	(bcf)	(mmbbl)	(mmboe)
December 31, 2020
Proved reserves, beginning of period	358.0	6,566	120.0	1,572
Extensions, discoveries and other additions	1.1	100	0.4	18
Revisions of previous estimates	(148.2)	(2,326)	(50.6)	(586)
Production	(37.3)	(684)	(11.3)	(163)
Sale of reserves-in-place	(12.3)	(126)	(6.5)	(39)
Purchase of reserves-in-place	—	—	—	—
Proved reserves, end of period	161.3	3,530	52.0	802
Proved developed reserves:
Beginning of period	201.4	3,377	82.1	846
End of period	158.1	3,196	51.4	742
Proved undeveloped reserves:
Beginning of period	156.6	3,189	37.9	726
End of period(a)	3.2	334	0.6	60

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
SUPPLEMENTARY INFORMATION - (Continued)

	Oil	Natural Gas	NGL	Total
	(mmbbl)	(bcf)	(mmbbl)	(mmboe)
December 31, 2019
Proved reserves, beginning of period	215.5	6,777	103.3	1,448
Extensions, discoveries and other additions	52.2	897	13.9	216
Revisions of previous estimates	(40.9)	(516)	(15.8)	(143)
Production	(43.0)	(728)	(12.3)	(177)
Sale of reserves-in-place	(1.8)	(23)	(1.4)	(7)
Purchase of reserves-in-place	176.0	159	32.3	235
Proved reserves, end of period	358.0	6,566	120.0	1,572
Proved developed reserves:
Beginning of period	127.6	3,314	67.9	748
End of period	201.4	3,377	82.1	846
Proved undeveloped reserves:
Beginning of period	87.9	3,463	35.4	700
End of period(a)	156.6	3,189	37.9	726

December 31, 2018
Proved reserves, beginning of period	260.2	8,600	218.6	1,912
Extensions, discoveries and other additions	56.3	1,162	19.8	270
Revisions of previous estimates	(30.5)	242	5.4	15
Production	(32.7)	(832)	(18.9)	(190)
Sale of reserves-in-place	(37.8)	(2,395)	(121.6)	(559)
Purchase of reserves-in-place	—	—	—	—
Proved reserves, end of period	215.5	6,777	103.3	1,448
Proved developed reserves:
Beginning of period	150.9	4,980	135.0	1,116
End of period	127.6	3,314	67.9	748
Proved undeveloped reserves:
Beginning of period	109.3	3,620	83.6	796
End of period(a)	87.9	3,463	35.4	700
___________________________________________
(a)    As of December 31, 2020, 2019 and 2018, there were no PUDs that had remained undeveloped for five years or more.
During 2020, we recorded extension and discoveries of 18 mmboe primarily in the Marcellus and Gulf Coast primarily related to successfully drilled new well additions. We sold 39 mmboe of proved reserves for approximately $136 million primarily in the Mid-Continent. We recorded 586 mmboe of downward revisions of previous estimates consisting of 423 mmboe of downward revisions due to updates to our five-year development plan in contemplation of ongoing market conditions and uncertainty regarding our ability to finance the development of our proved reserves over a five-year period, downward revisions of 208 mmboe due to lower oil, natural gas and NGL prices in 2020, and upward revisions of 45 mmboe due to ongoing portfolio evaluation including performance adjustments. The oil and natural gas prices used in computing our reserves as of December 31, 2020, were $39.57 per bbl and $1.98 per mcf, respectively, before price differentials.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
SUPPLEMENTARY INFORMATION - (Continued)
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
Future cash inflows and future production and development costs as of December 31, 2020, 2019 and 2018 were determined by applying the average of the first-day-of-the-month prices for the 12 months of the year and year-end costs to the estimated quantities of oil, natural gas and NGL to be produced. Actual future prices and costs may be materially higher or lower than the prices and costs used. For each year, estimates are made of quantities of proved reserves and the future periods during which they are expected to be produced based on continuation of the economic conditions applied for that year. Estimated future income taxes are computed using current statutory income tax rates including consideration of the current tax basis of the properties and related carryforwards, giving effect to permanent differences and tax credits. The resulting future net cash flows are reduced to present value amounts by applying a 10% annual discount factor.
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

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
SUPPLEMENTARY INFORMATION - (Continued)
The following summary sets forth our future net cash flows relating to proved oil, natural gas and NGL reserves based on the standardized measure:

	Years Ended December 31,
	2020		2019		2018
	($ in millions)
Future cash inflows	$8,247	(a)	$29,857	(b)	$27,312	(c)
Future production costs	(2,963)		(6,956)		(5,946)
Future development costs	(563)		(5,757)		(4,032)
Future income tax provisions	(9)		(75)		(331)
Future net cash flows	4,712		17,069		17,003
Less effect of a 10% discount factor	(1,626)		(8,069)		(7,508)
Standardized measure of discounted future net cash flows(d)	$3,086		$9,000		$9,495
___________________________________________
(a)    Calculated using prices of $39.57 per bbl of oil and $1.98 per mcf of natural gas, before field differentials.
(b)    Calculated using prices of $55.69 per bbl of oil and $2.58 per mcf of natural gas, before field differentials.
(c)    Calculated using prices of $65.56 per bbl of oil and $3.10 per mcf of natural gas, before field differentials.
(d)    Excludes discounted future net cash inflows attributable to production volumes sold to VPP buyers. See Note 7.
The principal sources of change in the standardized measure of discounted future net cash flows are as follows:

	Years Ended December 31,
	2020	2019	2018
	($ in millions)
Standardized measure, beginning of period(a)	$9,000	$9,495	$7,490
Sales of oil and natural gas produced, net of production costs and gathering, processing and transportation(b)	(1,140)	(2,691)	(3,128)
Net changes in prices and production costs	(5,576)	(3,457)	3,317
Extensions and discoveries, net of production and development costs	71	991	1,666
Changes in estimated future development costs	1,933	366	1,113
Previously estimated development costs incurred during the period	665	775	973
Revisions of previous quantity estimates	(1,839)	(793)	47
Purchase of reserves-in-place	—	3,435	—
Sales of reserves-in-place	(112)	(57)	(2,052)
Accretion of discount	902	953	749
Net change in income taxes	14	17	(32)
Changes in production rates and other	(832)	(34)	(648)
Standardized measure, end of period(a)	$3,086	$9,000	$9,495
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
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2020 that our disclosure controls and procedures were effective.
This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Management has performed an assessment of the effectiveness of the Company's internal control over financial reporting and has determined the Company’s internal control over financial reporting was effective as of December 31, 2020.

/s/ ROBERT D. LAWLER
Robert D. Lawler
President and Chief Executive Officer

/s/ DOMENIC J. DELL'OSSO, JR.
Domenic J. Dell'Osso, Jr.
Executive Vice President and Chief Financial Officer

March 1, 2021

ITEM 9B.    Other Information
Not applicable.
PART III
ITEM 10.     Directors, Executive Officers and Corporate Governance
The names of executive officers and certain other senior officers of the Company and their ages, titles and biographies as of the date hereof are incorporated by reference from Item 1 of Part I of this report. The other information called for by this Item 10 is incorporated herein by reference to the definitive proxy statement to be filed by Chesapeake pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934 not later than April 30, 2021 (the “2021 Proxy Statement”).
ITEM 11.     Executive Compensation
The information called for by this Item 11 is incorporated herein by reference to the 2021 Proxy Statement.
ITEM 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information called for by this Item 12 is incorporated herein by reference to the 2021 Proxy Statement.
ITEM 13.     Certain Relationships and Related Transactions and Director Independence
The information called for by this Item 13 is incorporated herein by reference to the 2021 Proxy Statement.
ITEM 14.     Principal Accountant Fees and Services
The information called for by this Item 14 is incorporated herein by reference to the 2021 Proxy Statement.

PART IV
ITEM 15.     Exhibits and Financial Statement Schedules
____________________________________________
(a)    The following financial statements, financial statement schedules and exhibits are filed as a part of this report:
1.Financial Statements. Chesapeake's consolidated financial statements are included in Item 8 of Part II of this report. Reference is made to the accompanying Index to Financial Statements.
2.Financial Statement Schedules. No financial statement schedules are applicable or required.
3.Exhibits. The exhibits listed below in the Index of Exhibits are filed, furnished or incorporated by reference pursuant to the requirements of Item 601 of Regulation S-K.
INDEX OF EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed or Furnished Herewith
2.1	Fifth Amended Joint Plan of Reorganization of Chesapeake Energy Corporation and its Debtor Affiliates Pursuant to Chapter 11 of the Bankruptcy Code (Exhibit A of the Confirmation Order).	8-K	001-13726	2.1	1/19/2021

3.1	Second Amended and Restated Certificate of Incorporation of Chesapeake Energy Corporation.	8-K	001-13726	3.1	2/9/2021

3.2	Second Amended and Restated Bylaws of Chesapeake Energy Corporation.	8-K	001-13726	3.2	2/9/2021

3.3	Certificate of Elimination of Series B Preferred Stock of Chesapeake Energy.					X

4.1	Description of Securities.	8-A	001-13726	N/A	2/9/2021

10.1	Restructuring Support Agreement, dated June 28, 2020.	8-K	001-13726	10.1	6/29/2020

10.2	Backstop Commitment Agreement, dated June 28, 2020 (Exhibit 4 to the Restructuring Support Agreement).	8-K	001-13726	10.1	6/29/2020

10.3	Credit Agreement, dated as of February 9, 2021, among Chesapeake Energy Corporation, as borrower, MUFG Union Bank, N.A., as administrative agent, and the lenders and other parties thereto.	8-K	001-13726	10.1	2/9/2021

10.4	Registration Rights Agreement, dated as of February 9, 2021, by and among Chesapeake Energy Corporation and the other parties signatory thereto.	8-K	001-13726	10.2	2/9/2021

10.5	Class A Warrant Agreement, dated as of February 9, 2021, between Chesapeake Energy Corporation and Equiniti Trust Company.	8-K	001-13726	10.3	2/9/2021

10.6	Class B Warrant Agreement, dated as of February 9, 2021, between Chesapeake Energy Corporation and Equiniti Trust Company.	8-K	001-13726	10.4	2/9/2021

10.7	Class C Warrant Agreement, dated as of February 9, 2021, between Chesapeake Energy Corporation and Equiniti Trust Company.	8-K	001-13726	10.5	2/9/2021

10.8	Form of Indemnity Agreement.	8-K	001-13726	10.6	2/9/2021

10.9†	Chesapeake Energy Corporation 2021 Long Term Incentive Plan.	8-K	001-13726	10.7	2/9/2021

10.10
Purchase Agreement, dated as of February 2, 2021, by and among Chesapeake Escrow Issuer LLC, and Goldman Sachs & Co. LLC, RBC Capital Markets, LLC, as representatives of the purchasers signatory thereto, with respect to 5.5% Senior Notes due 2026 and 5.875% Senior Notes due 2029.
X

10.11
Indenture dated as of February 5, 2021, among Chesapeake Escrow Issuer LLC, as issuer, the guarantors signatory thereto, and Deutsche Bank Trust Company Americas, as Trustee, with respect to 5.5% Senior Notes due 2026 and 5.875% Senior Notes due 2029.
X

10.12*
Joinder Agreement, dated as of February 9, 2021, by and among Chesapeake Energy Corporation and the Guarantors party thereto, with respect to 5.5% Senior Notes due 2026 and 5.875% Senior Notes due 2029.
X

10.13
First Supplemental Indenture, dated as of February 9, 2021, by and among Chesapeake Energy Corporation, the Guarantors signatory thereto, and Deutsche Bank Trust Company Americas, as Trustee, with respect to 5.5% Senior Notes due 2026 and 5.875% Senior Notes due 2029.
X

21	Subsidiaries of Chesapeake Energy Corporation.					X

23.1	Consent of PricewaterhouseCoopers LLP.					X

23.2	Consent of LaRoche Petroleum Consultants, Ltd.					X

31.1	Robert D. Lawler, President and Chief Executive Officer, Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Domenic J. Dell’Osso, Jr., Executive Vice President and Chief Financial Officer, Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Robert D. Lawler, President and Chief Executive Officer, Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Domenic J. Dell’Osso, Jr., Executive Vice President and Chief Financial Officer, Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

95.1	Mine Safety Disclosures					X

99.1	Report of LaRoche Petroleum Consultants, Ltd.	8-K	001-13726	99.2	2/2/2021

101 INS	Inline XBRL Instance Document.					X

101 SCH	Inline XBRL Taxonomy Extension Schema Document.	X

101 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

101 LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.	X

101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

104	Cover Page Interactive Data file - the Cover Page Interactive Data File does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant hereby undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.
†	Management contract or compensatory plan or arrangement.

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

CHESAPEAKE ENERGY CORPORATION

Date: March 1, 2021	By:	/s/ ROBERT D. LAWLER
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

Signature	Capacity	Date
/s/ ROBERT D. LAWLER	President and Chief Executive Officer (Principal Executive Officer)	March 1, 2021
Robert D. Lawler

/s/ DOMENIC J. DELL'OSSO, JR.	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 1, 2021
Domenic J. Dell'Osso, Jr.

/s/ WILLIAM M. BUERGLER	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 1, 2021
William M. Buergler

/s/ MICHAEL WICHTERICH	Chairman of the Board	March 1, 2021
Michael Wichterich

/s/ TIMOTHY S. DUNCAN	Director	March 1, 2021
Timothy S. Duncan

/s/ BENJAMIN C. DUSTER, IV	Director	March 1, 2021
Benjamin C. Duster, IV

/s/ SARAH EMERSON	Director	March 1, 2021
Sarah Emerson

/s/ MATTHEW M. GALLAGHER	Director	March 1, 2021
Matthew M. Gallagher

/s/ BRIAN STECK	Director	March 1, 2021
Brian Steck