Form 10-K/A
period 2020-12-31
CHESAPEAKE ENERGY CORP
filed 2021-04-30
CIK 895126

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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒     No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act. Yes ☐     No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer  ☐  Accelerated Filer  ☐  Non-accelerated Filer  ☒
Smaller Reporting Company  ☒  Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of our common stock held by non-affiliates on June 30, 2020, was approximately $48 million. As of April 23, 2021, there were 97,907,081 shares of our $0.01 par value common stock outstanding.
__________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
None.

Explanatory Note

Chesapeake Energy Corporation (the “Company,” “Chesapeake” or “we”) filed its Annual Report on Form 10-K for the year ended December 31, 2020 (the “Original 10-K Filing”) with the Securities and Exchange Commission on March 1, 2021. Pursuant to General Instruction G(3) to Form 10-K, the Company incorporated by reference the information required by Part III of Form 10-K from our definitive proxy statement for the 2021 Annual Meeting of Shareholders (the “2021 Proxy Statement”) that we expected to file with the Commission not later than 120 days after the end of the fiscal year covered by the Original 10-K Filing. Because the definitive 2021 Proxy Statement will not be filed with the Commission before such date, the Company is filing this Amendment No. 1 to the Original 10-K Filing (this “Form 10-K/A”) to provide the additional information required by Part III of Form 10-K.

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
2020 ANNUAL REPORT ON FORM 10-K/A

PART III

ITEM 10.     Directors, Executive Officers and Corporate Governance

Our Board of Directors

The Board oversees the interests of shareholders and other stakeholders in the long-term health and the overall success of our business and its financial strength. The Board serves as the ultimate decision-making body, except for those matters reserved to or shared with shareholders. The Board selects and oversees the members of senior management, who are charged by the Board with conducting our business.

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

Board of Director Criteria, Qualifications, Experience and Diversity

Our directors were appointed to the Board in February 2021 in connection with our emergence from Chapter 11 bankruptcy, a process in which our current shareholders (and former creditors) were actively engaged. They are diverse, industry-leading experts with industry leadership experience across multiple disciplines. Each of our directors will stand for election annually, beginning with the 2022 Annual Meeting of Shareholders. The Board seeks a mix of directors with the qualities that will achieve the ultimate goal of a well-rounded, diverse Board. In accordance with its charter, the Nominating and Corporate Governance Committee (the “Nominating Committee”) seeks to include diverse candidates in all director searches, taking into account ethnicity, gender, age, cultural background, thought leadership and professional experience. The Nominating Committee and the Board believe that a boardroom with a wide array of talents and perspectives leads to innovation, critical thinking and enhanced discussion. The table below summarizes the qualifications that led to each director’s selection.

Director Qualifications

	Wichterich	Duncan	Duster	Emerson	Gallagher	Steck
Operation / Management Leadership	●	●	●	●	●	●
Current and/or Former Public Company CEO or Board Chair	●	●	●		●	●
Strategic Planning / Risk Management	●	●	●	●	●	●
Exploration and Production Industry	●	●	●	●	●	●
Environment / Sustainability and Safety Management		●		●	●
International	●	●	●	●		●
Engineering and Geoscience		●	●		●	●
Financial Oversight and Accounting	●	●	●		●	●
Government / Legal			●	●
Risk Management	●	●	●	●	●	●

Diversity of Background

Our goal is to assemble and maintain a Board composed of individuals that not only bring a wealth of business and/or technical expertise, experience, and achievement, but that also demonstrate a commitment to ethics in carrying out the Board’s responsibilities with respect to oversight of the Company’s operations. We believe our current Board reflects these principles and our commitment to diversity. In this regard, one of our directors is female and one is African American, and they hold critical leadership positions on our Board as Chairs of the ESG Committee and Audit Committee, respectively.

Nominating Committee will consider all shareholder recommendations for director candidates, evaluating them in the same manner as candidates suggested by other directors or third-party search firms (which the Board may retain from time to time, to help identify potential candidates).

To recommend a candidate for our Board, write to the Nominating Committee, c/o James R. Webb, Executive Vice President – General Counsel and Corporate Secretary, Chesapeake Energy Corporation, 6100 N. Western Avenue, Oklahoma City, OK 73118, and include all information that our bylaws require for director nominations.

Board Committees

A significant portion of the Board’s oversight responsibilities is carried out through its four standing committees, each of which is composed solely of independent non-employee directors.

Meetings and Attendance

During 2020, there were 37 meetings of the Board, seven meetings of the Audit Committee, two meetings of the Compensation Committee, three meetings of the Nominating, Governance and Social Responsibility (“NGSR”) Committee, and five meetings of the Finance Committee. Upon emergence from bankruptcy, the Board eliminated the Finance Committee and formed the following two new committees to replace the old NGSR Committee: (1) the Nominating and Corporate Governance Committee; and (2) the Environmental and Social Governance Committee. All directors attended at least 96% of the total number of meetings of the Board and committees on which they served and the average attendance for Board and committee meetings was 99% for the full year. All the Board members then serving attended the 2020 Annual Meeting of Shareholders. As set forth in the Company’s Corporate Governance Guidelines, all Board members are expected to attend each Annual Meeting of Shareholders.

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

ITEM 11.     Executive Compensation

General

We are currently a “smaller reporting company” as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended, which permits us to provide scaled disclosure with respect to certain items, including our executive compensation. We are providing the reduced executive compensation disclosure permitted for smaller reporting companies with the following exceptions:

•
we have elected to define and provide compensation information with respect to our “named executive officers” as our principal executive officer, principal financial officer, and next three (3) most highly compensated executive officers rather than merely our principal executive officer and next two (2) most highly compensated executive officers;

•	we have elected to disclose compensation for our named executive officers for the last three (3) completed fiscal years rather than the last two (2) completed fiscal years; and
•	we have elected to provide disclosure with respect to our CEO Pay Ratio consistent with Item 402(u) of Regulation S-K.
Named Executive Officers

Our named executive officers (“NEOs”) for 2020 are:

•	Robert D. (“Doug”) Lawler* President and Chief Executive Officer, or CEO
•	Domenic J. (“Nick”) Dell'Osso, Jr. Executive Vice President and Chief Financial Officer, or CFO
•	Frank J. Patterson Executive Vice President – Exploration and Production
•	James R. Webb Executive Vice President – General Counsel and Corporate Secretary
•	William M. Buergler Senior Vice President and Chief Accounting Officer

* Mr. Lawler ceased to be employed by the Company as President and Chief Executive Officer on April 30, 2021, and Michael Wichterich was appointed Interim CEO on April 30, 2021.
Base Salary

Base salaries for our NEOs remained at 2019 levels.

2020 Incentive Compensation Program

In April and May 2020, the Board of Directors in place prior to the effective date of the Plan of Reorganization (the “Pre-Emergence Board”) led a comprehensive review of our incentive compensation programs for our entire workforce, including those for our NEOs, in light of the unprecedented market volatility and historical decline in commodity prices that was occurring at the time. As a result of the review, on May 5, 2020, the Pre-Emergence Board significantly revised our incentive compensation programs for 2020, including those for our NEOs. The revised NEO incentive compensation program (the “Incentive Program”) provided for each NEO to be prepaid an incentive bonus May 8, 2020 subject to an obligation to refund up to 100% of the compensation (on an after-tax basis) if certain conditions were not satisfied. The amounts payable under the Incentive Program relative to 2019 target variable compensation (i.e., 2019 Annual Incentive Program target value and 2019 Long-Term Incentive Program aggregate grant date target value) represented a reduction by the following amount for our four highest paid NEOs: 34% for Mr. Lawler, 34% for Mr. Dell’Osso, 33% for Mr. Patterson and 28% for Mr. Webb. The target variable compensation remained the same as 2019 for Mr. Buergler. As a condition to participating in the Incentive Program, the NEOs waived: (i) participation in the Company’s 2020 annual bonus plan; and (ii) their right to all equity compensation awards with respect to 2020. In addition, all outstanding equity compensation awards of our NEOs were cancelled.

Incentive bonuses paid under the Incentive Program were subject to vesting as follows:

•	50% vested and was earned on the basis of each NEO’s continued employment with the Company through February 9, 2021, the effective date of the Plan of Reorganization (defined below); and
•	50% vested and was earned based on continued employment with the Company and the achievement of the following performance metrics during 2020: (i) securing debtor-in-possession financing, (ii) obtaining a commitment for certain amounts exit facility financing prior to the effective date of the Plan of Reorganization, (iii) reducing 2020 drilling and completion capital expenditures, (iv) achieving certain levels of lease operating expense per barrel oil equivalent, (v) achieving certain levels of general and administrative expense per barrel oil equivalent; and (vi) achieving certain methane intensity rates (as measured by carbon dioxide equivalent emissions per barrel oil equivalent).
2021 Compensation and Long Term Incentive Plan

Pursuant to the Plan of Reorganization, the 2021 Long Term Incentive Plan (the “LTIP”) was adopted on February 9, 2021. The LTIP, which was negotiated with the Company’s creditors prior to the effective date of the Plan of Reorganization, reserved 6,800,000 shares of the Company’s common stock for issuance under the LTIP. The current Board is continuing to evaluate a new compensation program for the NEOs in 2021, which is expected to include grants of awards under the LTIP.

Executive Compensation Tables

Summary Compensation Table for 2020

Name and Principal Position	Year	Salary ($)	Bonus ($)(a)	Stock Awards ($)(b)	2013 Pension Makeup Restricted Stock Award ($)(c)	Option Awards ($)(d)	Non-Equity Incentive Plan Compensation ($)(e)	All Other Compensation ($)(f)	Total ($)
Robert D. (“Doug”) Lawler(g) President and Chief Executive Officer	2020 2019 2018	1,345,500 1,335,000 1,300,000	— — 1,250,000	300,000 9,690,002 10,200,002	— — 5,000,004	— 1,810,000 1,800,000	8,940,513 1,917,338 2,620,850	34,142 639,769 574,571	10,620,155 15,392,109 22,745,427
Domenic J. (“Nick”) Dell’Osso, Jr. Executive Vice President and Chief Financial Officer	2020 2019 2018	750,376 744,520 725,001	— — 1,000,000	300,000 3,500,002 3,200,006	— — —	— — 1,100,002	2,922,273 891,070 1,218,023	23,040 320,529 298,955	3,995,689 5,456,121 7,541,987
Frank J. Patterson Executive Vice President – Exploration and Production	2020 2019 2018	683,100 677,769 660,000	— — 750,000	300,000 3,400,003 2,950,006	— — —	— — 1,100,002	2,850,794 811,181 1,108,821	49,364 254,875 198,410	3,883,258 5,143,828 6,767,239
James R. Webb Executive Vice President – General Counsel Corporate Secretary	2020 2019 2018	646,875 641,827 625,000	— — 750,000	300,000 3,000,003 2,750,004	— — —	— — 1,000,001	2,727,305 768,164 1,050,020	35,592 284,725 259,298	3,709,772 4,694,719 6,434,323
William M. Buergler Senior Vice President and Chief Accounting Officer	2020 2019 2018	434,700 431,307 —	— — —	300,000 1,200,005 —	— — —	— — —	1,547,760 330,372 —	22,951 153,802 —	2,305,411 2,115,486 —

(a)	These amounts represent the Cash Retention Award paid on August 10, 2018, which contained a repayment requirement that lapsed with respect to 20% of the award on each of the first five anniversaries of the payment date, such that no portion of the award was subject to the repayment requirement on and following the fifth anniversary of the payment date. The repayment requirements for the remaining 40% of the award were waived by the Pre-Emergence Board on May 5, 2020 as part of the establishment of the Incentive Program.
(b)	These amounts represent the aggregate grant date fair value of restricted stock units (“RSUs”) and performance share units (“PSUs”) awards, determined in accordance with generally accepted accounting principles, excluding the effect of estimated forfeitures during the applicable vesting periods. The value ultimately realized by the executive upon the actual vesting of the awards may have been more or less than the grant date fair value. Award values are based on the closing price of the Company's common stock on the grant date (or the most previous business day if the grant date is on a weekend or holiday). The 2020 award values consist of RSUs granted to NEOs. All outstanding awards were cancelled for no consideration with the establishment of the Incentive Program. The assumptions used by the Company in calculating the amounts related to RSUs restricted stock awards (“RSAs”), and PSUs are incorporated by reference to Note 12 of the consolidated financial statements included in the Company’s Original 10-K Filing.
(c)	The amount in this column reflects the grant date fair value of an RSA inducement granted to Mr. Lawler pursuant to his 2013 employment agreement. In June 2018, pursuant to Mr. Lawler's 2013 employment agreement, the Company issued to Mr. Lawler restricted stock with a grant date fair value of $5,000,004 on the fifth anniversary of Mr. Lawler's employment with the Company. This restricted stock award of 1,077,587 shares was issued on June 17, 2018 to Mr. Lawler and was scheduled to vest in equal installments on the third, fourth and fifth anniversaries of the grant date. The obligation to issue this award from Mr. Lawler's 2013 employment agreement was in recognition of forfeited pension benefits from Mr. Lawler's prior employer. The assumptions used by the Company in calculating this amount is incorporated by reference to Note 11 of the consolidated financial statements included in the Original 10-K Filing. All outstanding awards were cancelled for no consideration with the establishment of the Incentive Program.
(d)	These amounts represent the aggregate grant date fair value of stock option awards, determined in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures during the applicable vesting periods. The value ultimately realized by the executive upon the actual vesting off the awards may be more or less than the grant date fair value. The assumptions used by the Company in calculating the amounts related to stock options are incorporated by reference to Note 12 of the consolidated financial statements included in the Original 10-K Filing. All outstanding stock options held by our NEOs were cancelled for no consideration with the establishment of the Incentive Program on May 5, 2020.
(e)	The 2020 amounts in this column represent Incentive Program awards paid in 2020 described under the caption 2020 Incentive Compensation Program beginning on page 12.
(f)	See the All Other Compensation Table below for additional Information.
(g)	Mr. Lawler ceased to be employed by the Company as President and Chief Executive Officer on April 30, 2021, and Michael Wichterich was appointed Interim CEO on April 30, 2021.
All Other Compensation Table

Name	Year	Company Matching Contributions to Retirement Plans ($)(a)	Other Perquisites and Benefits ($)(b)	Total ($)
Robert D. (“Doug”) Lawler	2020 2019 2018	26,000 618,378 553,243	8,142 21,391 21,328	34,142 639,769 574,571
Domenic J. (“Nick”) Dell’Osso Jr.	2020 2019 2018	19,500 313,381 282,355	3,540 7,148 16,600	23,040 320,529 298,955
Frank J. Patterson	2020 2019 2018	26,000 237,547 184,633	23,364 17,328 13,777	49,364 254,875 198,410
James R. Webb	2020 2019 2018	26,000 278,777 251,961	9,592 5,948 7,337	35,592 284,725 259,298
William M. Buergler	2020 2019 2018	19,500 151,021 —	3,451 2,781 —	22,951 153,802 —

(a)	This column represents the matching contributions made by the Company for the benefit of the NEOs under the Company’s 401(k) plan and nonqualified deferred compensation plan in 2018 and 2019 and the Company's 401(k) plan in 2020.
(b)	This column represents the value of other benefits provided to the NEOs in 2020 and includes amounts for supplemental life insurance premiums and financial advisory services. The Company does not permit personal use of corporate aircraft by our executive officers. Although families and invited guests are occasionally permitted to accompany executive officers and directors on business flights, no additional compensation is included in the table because the aggregate incremental cost to the Company is de minimis. The NEOs also receive benefits for which there is no incremental cost to the Company, such as tickets to certain sporting events.

Narrative Disclosure to Summary Compensation Table

Employment Agreements

We maintain employment agreements with the NEOs. These employment agreements were in effect prior to the Bankruptcy Filing (as defined below) and remained in effect following the effective date of the Plan of Reorganization, except as described below under “Change of Control.”

Robert D. (“Doug”) Lawler

Mr. Lawler ceased to be employed by the Company as President and Chief Executive Officer on April 30, 2021. The Company’s employment agreement with Mr. Lawler was effective on June 17, 2013. Effective December 31, 2018, Mr. Lawler’s employment agreement was amended to add a new term to his existing agreement beginning on December 31, 2018 and ending on December 31, 2021, with automatic renewals for successive one-year terms unless either party gives notice of nonrenewal. The amended agreement provides, among other things, for: (i) an initial annual base salary of $1.3 million, which will be reviewed annually and which may be increased at the discretion of the Compensation Committee; (ii) eligibility for annual incentive program payments payable at achievement of target and maximum levels of 150% and 300%, respectively; (iii) annual grants of equity-based incentive awards under the Company’s equity compensation plans; and (iv) health and other benefits similar to other executive officers. In addition, in recognition of equity awards with Mr. Lawler’s previous employer that were forfeited upon his accepting employment with the Company, Mr. Lawler received an award of restricted stock with an aggregate grant date fair value of $2.5 million vesting in equal installments on the second, third and fourth anniversaries of the grant date, referred to as the Equity Makeup Restricted Stock. In recognition of forfeited pension benefits, the Company also granted Mr. Lawler the Pension Makeup Restricted Stock with an aggregate grant date fair value of $5.0 million vesting in equal installments on the third, fourth and fifth anniversaries of June 17, 2018.

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

Outstanding Equity Awards at Fiscal Year End 2020

All outstanding equity compensation awards held by our named executive officers were cancelled on May 5, 2020 in connection with the establishment of the Incentive Program. See the description under the caption “2020 Incentive Compensation Program.”

Post-Employment Compensation

As described further below, our NEOs will receive specified payments in the event of a termination without cause or resignation for good reason, change of control, or retirement. We do not provide cash payments in the case of change of control (without accompanying termination), disability or death. The termination arrangements with respect to our NEOs are contained in their respective employment agreements.

Termination Without Cause or for Good Reason

The Company may terminate its employment agreements with its NEOs at any time without cause or the executive may terminate his agreement for good reason; however, upon such termination, the NEOs are entitled to continue to receive the following pursuant to their employment agreements:

Robert D. (“Doug”) Lawler

If Mr. Lawler was terminated without cause or terminated his employment for good reason outside of a change-of-control period, his employment agreement provided for: (i) a lump sum payment equal to 1.75 times his base salary and annual bonus; (ii) pro rata vesting of any unvested equity-based compensation (provided performance share units were only payable subject to the attainment of the performance measures for the applicable performance period as provided under the terms of the applicable award agreement), and (iii) payment of accrued but unused paid time off.

For purposes of Mr. Lawler’s agreement, “cause” was defined in relevant part as: (i) willful and continued failure to perform his duties following written demand; (ii) willfully engaging in illegal conduct or gross misconduct that is injurious to the Company; or (iii) a material breach of any of the representations in his employment agreement. Mr. Lawler’s resignation for “good reason” was defined as (i) the elimination of his position or a material reduction in duties, title or authority, including the reassignment to a position other than CEO or a reduction in duties materially inconsistent with a CEO; (ii) the failure to be nominated for reelection to the Board; (iii) a 5% reduction in base salary or target or maximum annual bonus opportunity; (iv) the Company’s material breach of his employment agreement or any other agreement with Mr. Lawler; or (v) the requirement to relocate more than 50 miles from the Company’s principal executive office.

Other Named Executive Officers

If Messrs. Dell’Osso, Patterson, Webb or Buergler is terminated without cause or terminates his employment for good reason outside of a change-of-control period, he will receive: (i) a lump sum severance payment equal to one times base salary and annual bonus; (ii) pro rata vesting of any unvested equity-based compensation (provided performance share units will only be payable subject to the attainment of the performance measures for the applicable performance period as provided under the terms of the applicable award agreement), (iii) a lump sum payment of accrued but unused paid time off; and (iv) a lump sum payment equal to his monthly COBRA premiums for a 12-month period.

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

Change of Control

On June 28, 2020, the Company and certain of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code (the “Bankruptcy Filing”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). On January 16, 2021, the Bankruptcy Court entered an order confirming the Fifth Amended Joint Chapter 11 Plan of Reorganization of Chesapeake Energy Corporation and Its Debtor Affiliates (the “Plan of Reorganization”).

Pursuant to their respective employment agreements, upon termination during a change of control period following a change of control, each current NEO is entitled to payments and benefits described below. In order for the Company to assume each NEO’s employment agreement upon the effective date of the Plan of Reorganization as required by the Plan of Reorganization, each NEO has entered into a waiver agreement pursuant to which he waived any rights to the acceleration or enhancement of payments (including severance payments), vesting, benefits or other rights under the executive officer’s employment agreement upon a termination of employment by the Company without “cause” or resignation by the executive officer for “good reason” within the 24-month period following a change of control resulting from the transactions contemplated by the Plan of Reorganization.

A Change of Control in the employment agreement is defined as:

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

(3)    the consummation of a business combination such as a reorganization, merger, consolidation or sale of all or substantially all of the Company’s assets unless following such business combination: (i) all or substantially all of the persons who beneficially owned the Company’s common stock and voting securities immediately prior to the business combination beneficially own more than 60% of such securities of the corporation resulting from the business combination in substantially the same proportions; (ii) no person beneficially owns 30% or more of such securities of the corporation resulting from the business combination unless such ownership existed prior to the business combination; and (iii) a majority of the members of the board of directors of the corporation resulting from the business combination were members of the Incumbent Board at the time of the execution or approval of the business combination agreement; or

(4)    the approval by the shareholders of a complete liquidation or dissolution of the Company.

Robert D. (“Doug”) Lawler

If Mr. Lawler was terminated without cause or terminated his employment for good reason during a change of control period, which was defined as a 24-month period commencing on the effective date of a change of control, his employment agreement provided for: (i) a lump sum payment equal to 2.75 times his base salary and annual bonus; (ii) immediate vesting of any unvested equity-based compensation (and unvested performance share units would have been deemed to have achieved a level of performance that is the greater of target or actual performance on the date of the change of control); and (iii) payment of accrued but unused paid time off.

Other Named Executive Officers

If Messrs. Dell’Osso, Patterson, Webb or Buergler is terminated without cause or terminates his employment for good reason during a 24-month period commencing on the effective date of a change of control, he will receive: (i) a lump sum payment equal to two times the sum of base salary and annual bonus, calculated in the manner provided above for termination without cause; (ii) immediate vesting of any unvested equity-based compensation other than the PSU Incentive Awards (provided performance share units will only be payable subject to the attainment of the performance measures for the applicable performance period as provided under the terms of the applicable award agreement); (iii) payment of accrued but unused paid time off; and (iv) a lump sum payment equal to his monthly COBRA premiums for a 12-month period.

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

Retirement

Robert D. (“Doug”) Lawler

If Mr. Lawler had retired after the attainment of age 55, he would have been eligible for continued post-retirement vesting of any unvested equity-based compensation that remained unvested at the time of retirement (provided performance share units were only payable subject to the attainment of the performance measures for the applicable performance period), in addition to any other benefits to which he may have been entitled pursuant to his employment agreement. Actual amounts vested would have been in accordance with a retirement matrix that applies a percentage based on age and years of service. Currently Mr. Lawler did not have any outstanding equity awards due to the cancellation of all equity awards effective May 5, 2020.

Other Named Executive Officers

Upon retirement after the attainment of age 55, Messrs. Dell’Osso, Patterson, Webb and Buergler will be eligible for continued post-retirement vesting of any unvested awards granted under the equity compensation plans (provided performance share units will only be payable subject to the attainment of the performance measures for the applicable performance period). NEOs who are terminated without cause after the age of 55 will be eligible for such continued vesting in addition to termination without cause benefits described above. Actual amounts vested will be in accordance with a retirement matrix that applies a percentage based on age and years of service. Currently Messrs. Dell’Osso, Patterson, Webb and Buergler do not have any outstanding equity awards due to the cancellation of all equity awards effective May 5, 2020.

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

Robert D. (“Doug”) Lawler

If Mr. Lawler’s employment had been terminated due to death or disability, Mr. Lawler’s employment agreement provided that Mr. Lawler, or his estate, would have received: (i) immediate vesting of any unvested awards granted to Mr. Lawler under the equity compensation plans (provided performance share units were only payable subject to the attainment of the performance measures for the applicable performance period); and (ii) payment of accrued but unused paid time off.

Other Named Executive Officers

Upon termination as a result of death or disability, each current NEO, other than the CEO, or such executive’s estate, shall receive: (i) immediate vesting of all unvested long-term incentive compensation (provided performance share units will only be payable subject to the attainment of the performance measures for the applicable performance period); and (ii) payment of accrued but unused paid time off.

Payment Conditions

The right to severance compensation is subject to the NEOs' execution of a severance agreement that operates as a release of all legally waivable claims against the Company. The NEOs’ employment agreements also provide for a one-year non-solicitation period after termination of employment with respect to employees, contractors, customers, vendors and subcontractors.

Termination and Change of Control Tables

The following table summarizes the compensation and other benefits that would have become payable to each NEO assuming such NEO was terminated either (i) by the Company without cause or by the NEO for good reason, including following a change in control of the Company or (ii) as a result of his death or disability, in each case, on December 31, 2020.

Termination without Cause/Good Reason Termination ($)(a)			Change of Control ($)(b)	Termination by Executive/ Retirement ($)	Death or Disability of Executive ($)(c)
Robert D. (“Doug”) Lawler
Cash Severance	6,299,789		9,899,668	—	—
Accrued Paid Time Off	258,750		258,750	—	258,750
TOTAL	6,558,539	(d)	10,158,418	—	258,750
Domenic J. (“Nick”) Dell'Osso, Jr.
Cash Severance	1,798,083		3,596,166	—	—
Accrued Paid Time Off	86,582		86,582	—	86,582
COBRA	16,751		16,751	—	—
TOTAL	1,901,416		3,699,499	—	86,582
Frank J. Patterson
Cash Severance	1,636,876		3,273,752	—	—
Accrued Paid Time Off	131,365		131,365	—	131,365
COBRA	11,133		11,133	—	—
TOTAL	1,779,374		3,416,250	—	131,365
James R. Webb
Cash Severance	1,550,072		3,100,143	—	—
Accrued Paid Time Off	121,600		121,600	—	121,600
COBRA	16,751		16,751	—	—
TOTAL	1,688,423		3,238,494	—	121,600
William M. Buergler
Cash Severance	823,165		1,646,330	—	—
Accrued Paid Time Off	20,690		20,690	—	20,690
COBRA	16,751		16,751	—	—
TOTAL	860,606		1,683,771	—	20,690

(a)	Includes: (i) 1 times (1.75 times in the case of Mr. Lawler) the sum of base salary and annual bonus; (ii) pro rata vesting of any unvested equity awards; and (iii) COBRA lump sum for 12 month period (excluding Mr. Lawler).
(b)	Assumes change of control followed by termination of executive without cause or good reason termination. Includes: (i) 2 times (2.75 times in the case of Mr. Lawler) the sum of base salary and annual bonus; (ii) accelerated vesting of any unvested equity awards; (iii) any accrued but unused paid time off; and (iv) COBRA lump sum for 12 month period (excluding Mr. Lawler).
(c)	Includes: (i) accelerated vesting of unvested equity awards; and (ii) accrued but unused paid time off.
(d)	The actual amount of the total severance payable to Mr. Lawler as a result of his termination of April 30, 2021 is $6,420,032.50.

CEO Pay Ratio

Consistent with Section 953(b) of the Dodd-Frank Act and Item 402(u) of Regulation S-K, we are providing disclosure regarding the total compensation of the CEO to the total compensation of our median employee. We identified our median employee from all full-time and part-time workers who were included as employees on our payroll records as of December 31, 2020 (the date used to identify the median employee), based on base salary, using a reasonable estimate of hours worked and overtime actually paid during 2020 for hourly employees, bonuses earned for 2020 performance, the grant date value of equity granted in 2020, and 401(k) matching contributions during 2020.

The 2020 annual total compensation as determined under Item 402 of Regulation S-K for our CEO was $10,620,155, as reported in the Summary Compensation Table of this Form 10-K/A. The 2020 annual total compensation as determined under Item 402 of Regulation S-K and described above for our median employee was $131,211. The ratio of our CEO’s annual total compensation to our median employee’s annual total compensation for fiscal year 2020 was approximately 81 to 1.

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

2020 Director Compensation

Fiscal Year 2020 Director Compensation – Former Non-Employee Directors

The Compensation Committee reviews pay levels for non-employee directors each year with assistance from its independent compensation consultant, who prepares a comprehensive assessment of our non-employee director compensation program. Due to the Company’s bankruptcy and resulting restructuring of its debt and equity capitalization, members of the then-serving Compensation Committee eliminated the use of equity-based compensation in fiscal year 2020 in favor of the following cash retainers, paid quarterly in advance:

•	$400,000 to each non-employee director;
•	$250,000 to the Board Chair;
•	$25,000 to the Audit Committee Chair; and
•	$15,000 each to the Chairs of the Compensation, Finance and Nominating, Governance and Social Responsibility Committees.
This compensation arrangement continued through February 9, 2021, when the Company emerged from bankruptcy and the former directors resigned their positions.

2020 Director Compensation Table. The following table provides information concerning the compensation of our former non-employee directors for the fiscal year ended December 31, 2020.

Name	Fees Earned or Paid in Cash ($)(a)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Gloria R. Boyland	400,000	—	—	—	400,000
Luke Corbett	400,000	—	—	—	400,000
Mark A. Edmunds	400,000	—	—	—	400,000
Leslie S. Keating	400,000	—	—	—	400,000
R. Brad Martin former Board Chair	680,000	—	—	—	680,000
Merrill A. (“Pete”) Miller, Jr.	415,000	—	—	—	415,000
Thomas L. Ryan	425,000	—	—	—	425,000

(a)	The Company did not grant any restricted stock units or stock options to non-employee directors in 2020 and none of the non-employee directors held any outstanding equity awards as of December 31, 2020.
Current Non-Employee Director Compensation
Upon the Company’s emergence from bankruptcy on February 9, 2021, the members of the newly appointed Compensation Committee adopted the following compensation program for non-employee directors for fiscal year 2021:

•	Annual Cash Retainers, pro-rated for the potion of the year served (February 9 – December 31) and payable quarterly in arrears, as follows:
	>	$80,000 to each non-employee member of the Board;
	>	$25,000† to the Chair of the Audit Committee;
	>	$20,000† to the Chair of the Compensation Committee;
	>	$15,000† to the Chair of the Environmental and Social Governance (“ESG”) Committee and the Chair of the Nominating and Corporate Governance (“NCG”) Committee;
	>	$10,000† to each non-Chair member of the Audit Committee; and
	>	$5,000† to each non-Chair member of the Compensation, ESG and NCG Committees.
†
Each non-employee director may elect to take any Committee Chair and/or member retainer in the form of an award of restricted stock units, each to be granted under the Company’s 2021 Long Term Incentive Plan. Several current non-employee directors elected to receive restricted stock units in lieu of cash payment of these retainers.

•	An award of restricted stock units valued at:
	>	$300,000 to each non-employee member of the Board; and
	>	$226,507 to the non-executive Board Chair (in addition to the $300,000 award).
The 2021 restricted stock units were granted under the Company’s 2021 Long Term Incentive Plan and will vest on the earlier of (i) May 20, 2022 and (ii) the date of the 2022 annual shareholder meeting, subject to the non-employee director’s continued service to the Company through such date. If the non-employee director ceases to provide services to the Company (a) following a change of control or due to the non-employee director’s death or disability, the restricted stock units will immediately vest or (b) for any other reason, the non-employee director will vest in a pro-rata portion of the restricted stock units based on the number of days the non-employee director provided services to the Company during the 466-day period beginning on February 9, 2021 and ending May 20, 2022, the anticipated date of the 2022 annual shareholder meeting.
Beginning in 2022, the value of the annual equity awards will be reduced as follows, with the following restricted stock unit awards granted to all non-employee directors who are elected at that year’s annual meeting of shareholders as compensation for the one-year period ending on the date of the following year’s annual shareholder meeting:

>	$200,000 to each non-employee member of the Board; and
>	$150,000 to the non-executive Board Chair (in addition to the $200,000 award).

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

	Common Stock
Beneficial Owner	Number of Shares	Percent of Class
Franklin Resources, Inc. One Franklin Parkway San Mateo, CA 94403-1906	26,670,574 (a)	23.9%
Prudential Financial, Inc. 751 Broad Street Newark, NJ 07102-3777	12,310,719 (b)	12.6%
Oaktree Capital Group, LLC 333 S. Grand Avenue, 28th Floor Los Angeles, CA 90071	11,169,669 (c)	11.4%
FMR LLC 245 Summer Street Boston, MA 02210	10,023,433 (d)	10.2%
D. E. Shaw & Co., L.L.C. 1166 Avenue of the Americas, 9th Floor New York, NY 10036	7,242,597 (e)	7.3%

(a)
This information is as of February 28, 2021, as reported in a Schedule 13G filed on March 20, 2021 by Franklin Resources, Inc., and the following members of its affiliated group: Charles B. Johnson, Rupert H. Johnson, Jr., and Franklin Advisers, Inc. The Schedule 13G reports aggregate beneficial ownership of 26,670,574 shares, including 13,664,615 shares issuable upon the exercise of warrants. The reporting person has sole power to vote or direct the vote of such shares and sole power to dispose or to direct the disposition of such shares.

(b)
This information is as of February 28, 2021, as reported in a Schedule 13G filed on March 10, 2021 by Prudential Financial, Inc. The Schedule 13G reports aggregate beneficial ownership of 12,384,410 shares, including: (i) sole power to vote or direct the vote of 73,691 shares; (ii) shared power to vote or direct the vote of 12,310,719 shares; (iii) sole power to dispose or direct the disposal of 73,691 shares; and (iv) shared power to dispose or to direct the disposition of 12,310,719 shares.

(c)
This information is as of February 9, 2021, as reported in a Schedule 13G filed on February 19, 2021 by Oaktree Capital Group, LLC and the following members of its affiliated group: OCM XI CHK Holdings, LLC, OCM Xb CHK Holdings, LLC, Oaktree Fund GP, LLC, Oaktree Fund GP I, L.P., Oaktree Capital I, L.P., OCM Holdings I, LLC, Oaktree Holdings, LLC, Oaktree Capital Group Holdings GP, LLC, Brookfield Asset Management Inc., and Partners Limited. The Schedule 13G reports aggregate beneficial ownership of 11,169,669 shares, including 380,552 shares issuable upon exercise of warrants. The reporting persons have sole power to vote or direct the vote of such shares and sole power to dispose or to direct the disposition of such shares.

(d)
This information is as of February 26, 2021, as reported in a Schedule 13G filed on March 10, 2021 by FMR LLC. The Schedule 13G reports aggregate beneficial ownership of 10,023,433 shares, including: (i) sole power to vote or to direct the vote of 2,526,696 shares and (ii) sole power to dispose or direct the disposition of 10,023,433 shares.

(e)
This information is as of February 9, 2021, as reported in a Schedule 13G filed on February 9, 2021 by D.E. Shaw & Co., L.L.C. and the following members of its affiliated group: D.E. Shaw & Co., L.P., and David E. Shaw. The Schedule 13G reports aggregate beneficial ownership of 7,242,597 shares, including shared power to vote or direct the vote of such shares and shared power to dispose or to direct the disposition of such shares.

Securities Ownership of Officers and Directors

The table below sets forth the beneficial ownership of our directors, director nominees, NEOs and all of our directors, director nominees and executive officers as a group. Unless otherwise indicated, the information is given as of April 23, 2021, and the persons named below have sole or shared voting and/or investment power with respect to such shares.

	Beneficial Owner	Number of Shares	Share Equivalents	Total Ownership	Percent of Class
	Robert D. (“Doug”) Lawler	—	—	—	*
	Domenic J. (“Nick”) Dell’Osso	—	—	—	*
	James R. Webb	—	—	—	*
	Frank J. Patterson	—	—	—	*
	William M. Buergler	—	—	—	*
	Michael A. Wichterich	—	12,484	12,484	*
	Timothy S. Duncan	—	7,156	7,156	*
	Benjamin C. Duster, IV	—	6,864	6,864	*
	Sarah A. Emerson	—	6,864	6,864	*
	Matthew M. Gallagher	—	7,594	7,594	*
	Brian Steck	—	7,594	7,594	*
All current directors and executive officers as a group (11 persons)		—	48,556	48,556	*

(a)	Includes grants of restricted stock units awards issued that effectively vest on a pro rata basis over the 466-day period beginning on February 9, 2021 and ending on May 20, 2022, the anticipated date of the 2022 Annual Meeting of Shareholders.
*	Less than 1%
Equity Compensation Plan Information

The following table sets forth information about the Company’s common stock as of December 31, 2019, that may be issued under equity compensation plans. Amounts reflected in the table below do not reflect the effect of the Company’s recently completed 1-for-200 reverse stock split, which was implemented effective as of the close of business on April 14, 2020:

Plan Category	Number of Securities To be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (a))(1) (c)
Equity compensation plans approved by security holders	19,727 (1)	$1,429.11 (1)	474,123 (2)
Equity compensation plans not approved by security holders	—	—	—
Total	19,727 (1)	$1,429.11 (1)	474,123 (2)

(1)	Consists of: (i) options to purchase 19,727 shares of common stock with a weighted-average exercise price of $1,429.11 per share; and (ii) 1,021 shares of restricted stock units.
(2)	Consists of 474,123 shares that remained available for issuance under the Company’s 2014 Long Term Incentive Plan (“2014 LTIP”) as of December 31, 2020. The 2014 LTIP used a fungible share pool under which (i) each share issued pursuant to a stock option reduces the number of shares available under the 2014 LTIP by 1.0 share; and (ii) each share issued pursuant to awards other than options reduces the number of shares available by 2.12 shares. In addition, the 2014 LTIP prohibits the reuse of shares withheld or delivered to satisfy the exercise price of, or to satisfy tax withholding requirements for, an option. The 2014 LTIP also prohibits “net share counting” upon the exercise of options.
When the Company emerged from bankruptcy on February 9, 2021, the Company's 2014 LTIP was terminated and a new 2021 LTIP was adopted by order of the United States Bankruptcy Court for the Southern District of Texas. The new 2021 LTIP authorizes the issuance of up to 6,800,000 shares of the Company's common stock.

ITEM 13.     Certain Relationships and Related Transactions and Director Independence

Independence of Board Members

To ensure a strong and independent board, all directors of the Company, other than our Interim CEO, Mr. Wichterich, are independent. A director cannot be considered independent unless the Board of Directors affirmatively determines that he or she does not have any relationship with management or the Company that may interfere with the exercise of his or her independent judgment.

How We Assess Director Independence

The Board’s guidelines. For a director to be considered independent, the Board must determine that he or she does not have any relationship that, in the opinion of the Board, would interfere with his or her independent judgment as a director. The Board’s guidelines for director independence conform to the independence requirements in the listing standards of the Nasdaq Stock Market. In addition to applying these guidelines, the Board considers all relevant facts and circumstances when making an independence determination.

Board Committees and Director Independence

All members of the current Board committees (the Audit Committee, Compensation Committee, Environmental and Social Governance Committee and Nominating and Corporate Governance Committee) and the former Board committees (the Audit Committee, Compensation Committee, Finance Committee and Nominating, Governance and Social Responsibility Committee) must be independent, as defined by the Board’s Governance Principles.

•
Heightened standards for Audit Committee members. Under a separate SEC independence requirement. Audit Committee members may not accept any consulting, advisory or other fee from Chesapeake or any of its subsidiaries, except compensation for Board service.

•
Heightened standards for members of the Compensation and Nominating Committees. As a policy matter, the Board also applies a separate, heightened independence standard to members of the Compensation and Nominating Committees. No member of either committee may be a partner, member or principal of a law firm, accounting firm or investment banking firm that accepts consulting or advisory fees from Chesapeake or a subsidiary. In addition, in determining that Compensation Committee members are independent, Nasdaq rules require the Board to consider their sources of compensation, including any consulting, advisory or other compensation pair by Chesapeake or a subsidiary.

Applying the Guidelines in 2021 – New Board of Directors. In determining director independence, the Board considered all relevant transactions, relationships and arrangements in assessing independence, including relationships among Board members, their family members and the Company in 2018, 2019, 2020, and the 2021 first quarter. In accordance with our Corporate Governance Principles and the listing standards of The Nasdaq Stock Market, the Board determined that there were no material transactions or relationships with the Company that would impair the independence of any of the current non-employee directors. As such, the current Board of Directors affirmatively determined that: (i) all six of our current non-employee directors (listed in Item 10 above, beginning on page 5) are independent under the Company’s guidelines and the independence standards of The Nasdaq Stock Market; and (ii) all members of the Audit, Compensation and Nominating & Corporate Governance Committees, and Environmental and Social Responsibility Committees, where applicable, also satisfy the heightened committee-specific independence requirements.

Applying the Guidelines in 2020 – Former Board of Directors. Prior to the Company's emergence from Chapter 11 in February 2021, the Company's Board of Directors consisted of the following non-employee directors: Gloria R. Boyland, Luke R. Corbett, Mark A. Edmunds, Leslie Starr Keating, R. Brad Martin, Merrill A. (“Pete”) Miller and Thomas L. Ryan. In determining director independence, the Board considered relevant transactions, relationships and arrangements in assessing independence, including relationships among Board members, their family members and the Company in 2018, 2019, 2020, as described below:

Relationships and Transactions Considered for Director Independence

Director	Organization / Individual	Relationship	Transactions	Size for Each of Last Three Years
Ms. Boyland	FedEx Corporation	Former employee of FedEx	Sales to Chesapeake	<1% of FedEx revenues
Mr. Corbett	Grant Loxton, employee of Chesapeake (not an executive officer)	Son-in law of Mr. Corbett	Compensation paid by Chesapeake to Mr. Loxton	<$420,000 of annual cash and equity compensation paid by Chesapeake to Mr. Loxton
Mr. Martin	FedEx Corporation Pilot Travel Centers LLC	Director Member of Board of Managers	Sales to Chesapeake Sales to Chesapeake	<1% of FedEx revenues <1% of Pilot revenues
Mr. Miller	Ranger Energy Services, Inc. (RNGR)	Director	Sales to Chesapeake	<1% of RNGR revenues
All directors	Various charitable organizations	Director or Trustee	Charitable donations	<1% of organization’s revenues
In accordance with our Corporate Governance Principles and the listing standards of the New York Stock Exchange, the then-serving Board of Directors determined that all transactions and relationships it considered during its review were not material transactions or relationships with the Company and did not impair the independence of any of the non-employee directors. As such, the then-serving members of the Board determined that all members of the Board’s former committees, including the Audit, Compensation, Nominating, Governance & Social Responsibility and Finance Committees, were independent and, where applicable, also satisfied the heightened committee-specific independence requirements.

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

Employment of Family Members

Grant Loxton, the son-in-law of Mr. Corbett, a former non-employee director of the Company who resigned in February 2021, has been an employee of the Company since May 2011. Mr. Loxton’s total 2020 cash and equity compensation was $409,684. In addition, Anna Patterson, the daughter of Frank J. Patterson, our EVP – Exploration and Production, has been an employee of the Company since June 2019. Ms. Patterson’s total 2020 cash and equity compensation was $159,499. The Company is a significant employer in Oklahoma City. We seek to fill positions with qualified employees, whether or not they are related to our executive officers or directors. We compensate employees who have such relationships within what we believe to be the current market rate for their position and provide benefits consistent with our policies that apply to similarly situated employees. Compensation arrangements for family members of related parties were approved by the Compensation Committee.

ITEM 14.     Principal Accountant Fees and Services
A summary of fees paid to our independent registered public accounting firm, PricewaterhouseCoopers LLP (“PwC”), for fiscal years 2019 and 2020 is set forth below:

PwC Fees for 2019 and 2020
	2020	2019
Audit(a)	$5,516,000	$6,160,000
Audit-related(b)	—	210,000
Tax(c)	77,000	370,000
All other fees(d)	1,000	—
TOTAL	$5,594,000	$6,740,000

(a)
Fees were for audits and interim reviews, including for subsidiaries of the Company, as well as the preparation of comfort letters, consents, and assistance with and review of documents filed with the SEC.

(b)	These amounts related to the audits of employee benefit plans and other audit-related items.
(c)	These amounts related to professional services rendered for preparation of annual K-1 statements for Chesapeake Granite Wash Trust unitholders and tax consulting services.
(d) These amounts related to services rendered for software licenses.
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

ITEM 15.     Exhibits and Financial Statement Schedules
(a)    The following financial statements, financial statement schedules and exhibits are filed as a part of this report:
1.Financial Statements. No financial statements are filed with this Form 10-K/A.
2.Financial Statement Schedules. No financial statement schedules are applicable or required.
Exhibits. The exhibits listed below in the Index of Exhibits are filed, furnished or incorporated by reference pursuant to the requirements of Item 601 of Regulation S-K.
INDEX OF EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed or Furnished Herewith

2.1	Fifth Amended Joint Plan of Reorganization of Chesapeake Energy Corporation and its Debtor Affiliates Pursuant to Chapter 11 of the Bankruptcy Code (Exhibit A of the Confirmation Order).	8-K	001-13726	2.1	1/19/2021

3.1	Second Amended and Restated Certificate of Incorporation of Chesapeake Energy Corporation.	8-K	001-13726	3.1	2/9/2021

3.2	Second Amended and Restated Bylaws of Chesapeake Energy Corporation.	8-K	001-13726	3.2	2/9/2021

3.3#	Certificate of Elimination of Series B Preferred Stock of Chesapeake Energy Corporation.

4.1	Description of Securities.	8-A	001-13726	N/A	2/9/2021

10.1	Restructuring Support Agreement, dated June 28, 2020.	8-K	001-13726	10.1	6/29/2020

10.2	Backstop Commitment Agreement, dated June 28, 2020 (Exhibit 4 to the Restructuring Support Agreement).	8-K	001-13726	10.1	6/29/2020

10.3	Credit Agreement, dated as of February 9, 2021, among Chesapeake Energy Corporation, as borrower, MUFG Union Bank, N.A., as administrative agent, and the lenders and other parties thereto.	8-K	001-13726	10.1	2/9/2021

10.4	Registration Rights Agreement, dated as of February 9, 2021, by and among Chesapeake Energy Corporation and the other parties signatory thereto.	8-K	001-13726	10.2	2/9/2021

10.5	Class A Warrant Agreement, dated as of February 9, 2021, between Chesapeake Energy Corporation and Equiniti Trust Company.	8-K	001-13726	10.3	2/9/2021

10.6	Class B Warrant Agreement, dated as of February 9, 2021, between Chesapeake Energy Corporation and Equiniti Trust Company.	8-K	001-13726	10.4	2/9/2021

10.7	Class C Warrant Agreement, dated as of February 9, 2021, between Chesapeake Energy Corporation and Equiniti Trust Company.	8-K	001-13726	10.5	2/9/2021

10.8.1†	Employment Agreement dated as of May 20, 2013 between Robert D. Lawler and Chesapeake Energy Corporation.	8-K	001-13726	10.1	5/23/2013

10.8.2†	Amendment to Employment Agreement between Robert D. Lawler and Chesapeake Energy Corporation dated as of June 16, 2016.	8-K	001-13726	10.1	6/17/2016

10.8.3†	Amendment to Employment Agreement between Robert D. Lawler and Chesapeake Energy Corporation dated as of December 31, 2018.	8-K	001-13726	10.1	1/4/2019

10.9†	Employment Agreement dated as of January 1, 2019 between Domenic J. Dell'Osso, Jr. and Chesapeake Energy Corporation.	8-K	001-13726	10.2	1/4/2019

10.10†	Employment Agreement dated as of January 1, 2019 between James R. Webb and Chesapeake Energy Corporation.	8-K	001-13726	10.3	1/4/2019

10.11†	Employment Agreement dated as of January 1, 2019 between Frank J. Patterson and Chesapeake Energy Corporation.	8-K	001-13726	10.4	1/4/2019

10.12†	Employment Agreement dated as of January 1, 2019 between William M. Buergler and Chesapeake Energy Corporation.	10-K	001-13726	10.10	2/27/2019

10.13†	Form of Employment Agreement dated as of January 1, 2019 between Executive Vice President / Senior Vice President and Chesapeake Energy Corporation.	10-K	001-13726	10.11	2/27/2019

10.14	Form of Incentive Agreement between Executive Vice President / Senior Vice President and Chesapeake Energy Corporation.					X

10.15	Form of Indemnity Agreement.	8-K	001-13726	10.6	2/9/2021

10.16†	Chesapeake Energy Corporation 2021 Long Term Incentive Plan.	8-K	001-13726	10.7	2/9/2021

10.17#
Purchase Agreement, dated as of February 2, 2021, by and among Chesapeake Escrow Issuer LLC, and Goldman Sachs & Co., LLC, RBC Capital Markets, LLC, as representatives of the purchasers signatory thereto, with respect to 5.5% Senior Notes 2026 and 5.875% Senior Notes due 2029.

10.18#
Indenture dated as of February 5, 2021, among Chesapeake Escrow Issuer LLC, as Issuer, the guarantors signatory thereto, and Deutsche Bank Trust Company Americas, as Trustee, with respect to 5.5% Senior Notes due 2026 and 5.875% Senior Notes due 2029.

10.19*#
Joinder Agreement, dated as of February 9, 2021, by and among Chesapeake Energy Corporation and the guarantors party thereto, with respect to 5.5% Senior Notes due 2026 and 5.875% Senior Notes due 2029.

10.20#
First Supplemental Indenture, dated as of February 9, 2021, by and among Chesapeake Energy Corporation, the Guarantors signatory thereto, and Deutsche Bank Trust Company Americas, as Trustee, with respect to 5.5% Senior Notes due 2026 and 5.875% Senior Notes due 2029.

21#	Subsidiaries of Chesapeake Energy Corporation.

23.1#	Consent of PricewaterhouseCoopers LLP.

23.2#	Consent of LaRoche Petroleum Consultants, Ltd.

31.1#	Robert D. Lawler, President and Chief Executive Officer, Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#	Domenic J. Dell’Osso, Jr., Executive Vice President and Chief Financial Officer, Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Michael Wichterich, Interim Chief Executive Officer, Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

31.4	Domenic J. Dell’Osso, Jr., Executive Vice President and Chief Financial Officer, Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.1#	Robert D. Lawler, President and Chief Executive Officer, Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	Domenic J. Dell’Osso, Jr., Executive Vice President and Chief Financial Officer, Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95.1#	Mine Safety Disclosures

99.1	Report of LaRoche Petroleum Consultants, Ltd.	8-K	001-13726	99.2	2/2/2021

101 INS	Inline XBRL Instance Document.					X

101 SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101 LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.					X

101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data file - the Cover Page Interactive Data File does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

*	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant hereby undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.
†	Management contract or compensatory plan or arrangement.
#	Previously filed with the Original 10-K Filing.

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

CHESAPEAKE ENERGY CORPORATION

Date: April 30, 2021	By:	/s/ MICHAEL WICHTERICH
Michael Wichterich
Interim Chief Executive Officer