Form 10-Q
period 2021-03-31
CHESAPEAKE ENERGY CORP
filed 2021-05-13
CIK 895126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐      No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court Yes  ☒ No ☐
As of May 6, 2021, there were 97,914,260 shares of our $0.01 par value common stock outstanding.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
INDEX TO FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

Definitions
Unless the context otherwise indicates, references to “us,” “we,” “our,” “ours,” “Chesapeake,” the “Company” and “Registrant” refer to Chesapeake Energy Corporation and its consolidated subsidiaries. All monetary values, other than per unit and per share amounts, are stated in millions of U.S. dollars unless otherwise specified. In addition, the following are other abbreviations and definitions of certain terms used within this Quarterly Report on Form 10-Q:
“ASC” means Accounting Standards Codification.
“Backstop Commitment Agreement” means that certain Backstop Commitment Agreement, dated as of June 28, 2020, by and between Chesapeake and the Backstop Parties, as may be further amended, modified, or supplemented from time to time, in accordance with its terms.
“Backstop Parties” means the members of the FLLO Ad Hoc Group that are signatories to the Backstop Commitment Agreement and Franklin Advisers, Inc., as investment manager on behalf of certain funds and accounts.
“Bankruptcy Code” means Title 11 of the United States Code, 11 U.S.C. §§ 101–1532, as amended.
“Bankruptcy Court” means the United States Bankruptcy Court for the Southern District of Texas.
“Bbl” or “Bbls” means barrel or barrels.
“Bcf” means billion cubic feet.
““Boe” means barrel of oil equivalent. Natural gas proved reserves and production are converted to Boe, at the pressure and temperature base standard of each respective state in which the natural gas is produced, at the rate of six Mcf of gas per Bbl of oil, based upon the approximate relative energy content of natural gas and oil. NGL proved reserves and production are converted to Boe on a one-to-one basis with oil.
“Chapter 11 Cases” means, when used with reference to a particular Debtor, the case pending for that Debtor under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court, and when used with reference to all the Debtors, the procedurally consolidated Chapter 11 cases pending for the Debtors in the Bankruptcy Court.
“Class A Warrants” means warrants to purchase 10 percent of the New Common Stock (after giving effect to the Rights Offering, but subject to dilution by the Management Incentive Plan, the Class B Warrants, and the Class C Warrants), at an initial exercise price per share of $27.63. The Class A Warrants are exercisable from the Effective Date until February 9, 2026.
“Class B Warrants” means warrants to purchase 10 percent of the New Common Stock (after giving effect to the Rights Offering, but subject to dilution by the Management Incentive Plan and the Class C Warrants), at an initial exercise price per share of $32.13. The Class B Warrants are exercisable from the Effective Date until February 9, 2026.
“Class C Warrants” means warrants to purchase 10 percent of the New Common Stock (after giving effect to the Rights Offering, but subject to dilution by the Management Incentive Plan), at an initial exercise price per share of $36.18. The Class C Warrants are exercisable from the Effective Date until February 9, 2026.
“Confirmation Order” means the order confirming the Fifth Amended Joint Chapter 11 Plan of Reorganization of Chesapeake Energy Corporation and its Debtor Affiliates, [Docket No. 2915] entered by the Bankruptcy Court on January 16, 2021.
“Debtors” means the Company, together with all of its direct and indirect subsidiaries that have filed the Chapter 11 Cases.
“DIP Facility” means that certain debtor-in-possession financing facility documented pursuant to the DIP Documents and DIP Order.
“Effective Date” means February 9, 2021.

“Exit Credit Facility” means the reserve-based revolving credit facility available upon emergence from bankruptcy.
“FLLO Term Loan Facility” means the facility outstanding under the FLLO Term Loan Facility Credit Agreement.
“FLLO Term Loan Facility Credit Agreement” means that certain Term Loan Agreement, dated as of December 19, 2019 ((i) as supplemented by that certain Class A Term Loan Supplement, dated as of December 19, 2019 (as amended, restated or otherwise modified from time to time), by and among Chesapeake, as borrower, the Debtor guarantors party thereto, GLAS USA LLC, as administrative agent, and the lenders party thereto, and (ii) as further amended, restated, or otherwise modified from time to time), by and among Chesapeake, the Debtor guarantors party thereto, GLAS USA LLC, as administrative agent, and the lenders party thereto.
“GAAP” means U.S. generally accepted accounting principles.
“General Unsecured Claim” means any Claim against any Debtor that is not otherwise paid in full during the Chapter 11 Cases pursuant to an order of the Bankruptcy Court and is not an Administrative Claim, a Priority Tax Claim, an Other Priority Claim, an Other Secured Claim, a Revolving Credit Facility Claim, a FLLO Term Loan Facility Claim, a Second Lien Notes Claim, an Unsecured Notes Claim, and Intercompany Claim, or a Section 510(b) Claim.
“MBbls” means thousand barrels.
“MMBbls” means million barrels.
“MBoe” means thousand Boe.
“Mcf” means one thousand cubic feet.
“MMBoe” means million Boe.
“MMcf” means million cubic feet.
“New Common Stock” means the single class of common stock issued by Reorganized Chesapeake on the Effective Date.
“NGL” means natural gas liquids.
“NYMEX” means New York Mercantile Exchange.
“OPEC” means Organization of the Petroleum Exporting Countries.
“Petition Date” means June 28, 2020, the date on which the Debtors commenced the Chapter 11 cases.
“Plan” means the Fifth Amended Joint Chapter 11 Plan of Reorganization of Chesapeake Energy Corporation and its Debtor Affiliates, attached as Exhibit A to the Confirmation Order.
“Put Option Premium” means a nonrefundable aggregate fee of $60 million, which represents 10 percent of the Rights Offering Amount, payable to the Backstop Parties in accordance with, and subject to the terms of the Backstop Commitment Agreement based on their respective Backstop commitment percentages at the time such payment is made.
“Rights Offering” means the New Common Stock rights offering for the Rights Offering Amount consummated by the Debtors on the Effective Date.
“SEC” means United States Securities and Exchange Commission.
“Second Lien Notes” means the 11.500% senior notes due 2025 issued by Chesapeake pursuant to the Second Lien Notes Indenture.
“Second Lien Notes Claim” means any Claim on account of the Second Lien Notes.
“Tranche A Loans” means the fully revolving loans made under and on the terms set forth under the Exit Credit Facility which will be partially funded on the Effective Date, will have a scheduled maturity of 3 years from the Effective Date, and shall at all times be repaid prior to the repayment of the Tranche B Loans.

“Tranche B Loans” means term loans made under and on the terms set forth under the Exit Credit Facility which will be fully funded on the Effective Date, will have a scheduled maturity of 4 years from the Effective Date, will be repaid or prepaid only after there are no Tranche A Loans outstanding, and once so prepaid or repaid, may not be reborrowed.
“Warrants” means collectively, the Class A Warrants, Class B Warrants and Class C Warrants.
“WTI” means West Texas Intermediate.
“/Bbl” means per barrel.
“/Boe” means per Boe.
“/Mcf” means per Mcf.

PART I. FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	Successor	Predecessor
	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$340	$279
Restricted cash	68	—
Accounts receivable, net	704	746
Short-term derivative assets	4	19
Other current assets	74	64
Total current assets	1,190	1,108
Property and equipment:
Oil and natural gas properties, successful efforts method
Proved oil and natural gas properties	4,748	25,734
Unproved properties	483	1,550
Other property and equipment	491	1,754
Total property and equipment	5,722	29,038
Less: accumulated depreciation, depletion and amortization	(120)	(23,806)
Property and equipment held for sale, net	2	10
Total property and equipment, net	5,604	5,242
Long-term derivative assets	2	—
Other long-term assets	108	234
Total assets	$6,904	$6,584

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS – (Continued)
(Unaudited)

	Successor	Predecessor
	March 31, 2021	December 31, 2020
Liabilities and equity (deficit)
Current liabilities:
Accounts payable	$346	$346
Current maturities of long-term debt, net	—	1,929
Accrued interest	11	3
Short-term derivative liabilities	305	93
Other current liabilities	781	723
Total current liabilities	1,443	3,094
Long-term debt, net	1,262	—
Long-term derivative liabilities	76	44
Asset retirement obligations, net of current portion	237	139
Other long-term liabilities	5	5
Liabilities subject to compromise	—	8,643
Total liabilities	3,023	11,925
Contingencies and commitments (Note 6)
Stockholders’ equity (deficit):
Predecessor preferred stock, $0.01 par value, 20,000,000 shares authorized: 0 and 5,563,458 shares outstanding	—	1,631
Predecessor common stock, $0.01 par value, 22,500,000 shares authorized: 0 and 9,780,547 shares issued	—	—
Predecessor additional paid-in capital	—	16,937
Predecessor accumulated other comprehensive income	—	45
Successor common stock, $0.01 par value, 450,000,000 shares authorized: 97,907,081 and 0 shares issued	1	—
Successor additional paid-in capital	3,585	—
Retained earnings (accumulated deficit)	295	(23,954)
Total stockholders’ equity (deficit)	3,881	(5,341)
Total liabilities and stockholders’ equity (deficit)	$6,904	$6,584

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Successor	Predecessor
	Period from February 10, 2021 through March 31, 2021	Period from January 1, 2021 through February 9, 2021	Three Months Ended March 31, 2020

Revenues and other:
Oil, natural gas and NGL	$553	$398	$894
Marketing	277	239	724
Oil and natural gas derivatives	46	(382)	907
Gains on sales of assets	4	5	—
Total revenues and other	880	260	2,525
Operating expenses:
Production	40	32	122
Gathering, processing and transportation	111	102	285
Severance and ad valorem taxes	24	18	54
Exploration	1	2	282
Marketing	280	237	746
General and administrative	15	21	65
Separation and other termination costs	—	22	5
Depreciation, depletion and amortization	122	72	603
Impairments	—	—	8,522
Other operating expense (income), net	2	(12)	68
Total operating expenses	595	494	10,752
Income (loss) from operations	285	(234)	(8,227)
Other income (expense):
Interest expense	(12)	(11)	(145)
Gains on purchases or exchanges of debt	—	—	63
Other income (expense)	22	2	(17)
Reorganization items, net	—	5,569	—
Total other income (expense)	10	5,560	(99)
Income (loss) before income taxes	295	5,326	(8,326)
Income tax benefit	—	(57)	(13)
Net income (loss)	295	5,383	(8,313)
Net loss attributable to noncontrolling interests	—	—	16
Net income (loss) attributable to Chesapeake	295	5,383	(8,297)
Preferred stock dividends	—	—	(22)
Net income (loss) available to common stockholders	$295	$5,383	$(8,319)
Earnings (loss) per common share:
Basic	$3.01	$550.35	$(852.97)
Diluted	$2.75	$534.51	$(852.97)
Weighted average common shares outstanding (in thousands):
Basic	97,907	9,781	9,753
Diluted	107,159	10,071	9,753
The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Successor	Predecessor
	Period from February 10, 2021 through March 31, 2021	Period from January 1, 2021 through February 9, 2021	Three Months Ended March 31, 2020

Net income (loss)	$295	$5,383	$(8,313)
Other comprehensive income, net of income tax:
Reclassification of losses on settled derivative instruments	—	3	9
Other comprehensive income	—	3	9
Comprehensive income (loss)	295	5,386	(8,304)
Comprehensive loss attributable to noncontrolling interests	—	—	16
Comprehensive income (loss) attributable to Chesapeake	$295	$5,386	$(8,288)
The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Successor	Predecessor
	Period from February 10, 2021 through March 31, 2021	Period from January 1, 2021 through February 9, 2021	Three Months Ended March 31, 2020

Cash flows from operating activities:
Net income (loss)	$295	$5,383	$(8,313)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation, depletion and amortization	122	72	603
Deferred income tax benefit	—	(57)	(10)
Derivative (gains) losses, net	(46)	382	(907)
Cash receipts (payments) on derivative settlements, net	(32)	(17)	89
Stock-based compensation	—	3	5
Gains on sales of assets	(4)	(5)	—
Impairments	—	—	8,522
Non-cash reorganization items, net	—	(6,680)	—
Exploration	—	2	279
Gains on purchases or exchanges of debt	—	—	(63)
Other	4	45	31
Changes in assets and liabilities	70	851	161
Net cash provided by (used in) operating activities	409	(21)	397
Cash flows from investing activities:
Capital expenditures	(77)	(66)	(518)
Proceeds from divestitures of property and equipment	4	—	7
Net cash used in investing activities	(73)	(66)	(511)
Cash flows from financing activities:
Proceeds from Exit Credit Facility - Tranche A Loans	30	—	—
Payments on Exit Credit Facility - Tranche A Loans	(80)	(479)	—
Proceeds from pre-petition revolving credit facility borrowings	—	—	2,331
Payments on pre-petition revolving credit facility borrowings	—	—	(2,021)
Payments on DIP Facility borrowings	—	(1,179)	—
Proceeds from issuance of senior notes, net	—	1,000	—
Proceeds from issuance of common stock	—	600	—
Debt issuance and other financing costs	(3)	(8)	—
Cash paid to purchase debt	—	—	(93)
Cash paid for preferred stock dividends	—	—	(22)
Other	—	(1)	(5)
Net cash provided by (used in) financing activities	(53)	(67)	190
Net increase (decrease) in cash, cash equivalents and restricted cash	283	(154)	76
Cash, cash equivalents and restricted cash, beginning of period	125	279	6
Cash, cash equivalents and restricted cash, end of period	$408	$125	$82

Cash and cash equivalents	$340	$39	$82
Restricted cash	68	86	—
Total cash, cash equivalents and restricted cash	$408	$125	$82

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(Unaudited)

Supplemental disclosures to the condensed consolidated statements of cash flows are presented below:
	Successor	Predecessor
	Period from February 10, 2021 through March 31, 2021	Period from January 1, 2021 through February 9, 2021	Three Months Ended March 31, 2020

Supplemental cash flow information:
Cash paid for reorganization items, net	$18	$66	$—
Interest paid, net of capitalized interest	$—	$13	$113
Income taxes paid, net of refunds received	$(3)	$—	$—

Supplemental disclosure of significant non-cash investing and financing activities:
Change in accrued drilling and completion costs	$(12)	$(5)	$(29)
Put option premium on equity backstop agreement	$—	$60	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Attributable to Chesapeake
	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Treasury Stock	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2019 (Predecessor)	5,563,458	$1,631	9,772,793	$—	$16,973	$(14,220)	$12	$(32)	$37	$4,401
Stock-based compensation	—	—	10,980	—	(31)	—	—	—	—	(31)
Dividends on preferred stock	—	—	—	—	(22)	—	—	—	—	(22)
Net loss attributable to Chesapeake	—	—	—	—	—	(8,297)	—	—	—	(8,297)
Hedging activity	—	—	—	—	—	—	9	—	—	9
Purchase of shares for company benefit plans	—	—	—	—	—	—	—	(2)	—	(2)
Release of shares for company benefit plans	—	—	—	—	—	—	—	34	—	34
Net loss attributable to noncontrolling interests	—	—	—	—	—	—	—	—	(16)	(16)
Balance as of March 31, 2020 (Predecessor)	5,563,458	$1,631	9,783,773	$—	$16,920	$(22,517)	$21	$—	$21	$(3,924)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - (Continued)
(Unaudited)

	Attributable to Chesapeake
	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Treasury Stock	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020 (Predecessor)	5,563,358	$1,631	9,780,547	$—	$16,937	$(23,954)	$45	$—	$—	$(5,341)
Stock-based compensation	—	—	67	—	3	—	—	—	—	3
Hedging activity	—	—	—	—	—	—	3	—	—	3
Net income	—	—	—	—	—	5,383	—	—	—	5,383
Cancellation of Predecessor Equity	(5,563,358)	(1,631)	(9,780,614)	—	(16,940)	18,571	(48)	—	—	(48)
Issuance of Successor common stock	—	—	97,907,081	1	3,330	—	—	—	—	3,331
Issuance of Successor Class A warrants	—	—	—	—	93	—	—	—	—	93
Issuance of Successor Class B warrants	—	—	—	—	94	—	—	—	—	94
Issuance of Successor Class C warrants	—	—	—	—	68	—	—	—	—	68
Balance as of February 9, 2021 (Predecessor)	—	$—	97,907,081	$1	$3,585	$—	$—	$—	$—	$3,586

Balance as of February 10, 2021 (Successor)	—	$—	97,907,081	$1	$3,585	$—	$—	$—	$—	$3,586
Stock-based compensation	—	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	295	—	—	—	295
Balance as of March 31, 2021 (Successor)	—	$—	97,907,081	$1	$3,585	$295	$—	$—	$—	$3,881
The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation and Summary of Significant Accounting Policies
Description of Company
Chesapeake Energy Corporation ("Chesapeake", “we,” “our”, “us” or the "Company") is an oil and natural gas exploration and production company engaged in the acquisition, exploration and development of properties for the production of oil, natural gas and NGL from underground reservoirs. Our operations are located onshore in the United States. As discussed in Note 2 below, we filed the Chapter 11 Cases on the Petition Date and subsequently operated as a debtor-in-possession, in accordance with applicable provisions of the Bankruptcy Code, until emergence on February 9, 2021. To facilitate our financial statement presentations, we refer to the post-emergence reorganized Company in these condensed consolidated financial statements and footnotes as the “Successor” for periods subsequent to February 9, 2021, and to the pre-emergence company as “Predecessor” for periods on or prior to February 9, 2021.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Chesapeake were prepared in accordance with GAAP and the rules and regulations of the SEC. Pursuant to such rules and regulations, certain disclosures have been condensed or omitted.
This Quarterly Report on Form 10-Q (this “Form 10-Q”) relates to the financial position and periods of February 10, 2021 through March 31, 2021 (“2021 Successor Period”), and January 1, 2021, through February 9, 2021 (“2021 Predecessor Period”) and the three months ended March 31, 2020 (“2020 Predecessor Period”). Our annual report on Form 10-K for the year ended December 31, 2020 (“2020 Form 10-K”) should be read in conjunction with this Form 10-Q. Except as disclosed herein, and with the exception of information in this report related to our emergence from Chapter 11 and fresh start accounting, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the 2020 Form 10-K. The accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of our condensed consolidated financial statements and accompanying notes and include the accounts of our direct and indirect wholly-owned subsidiaries and entities in which we have a controlling financial interest. Intercompany accounts and balances have been eliminated. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.
Segments
Operating segments are defined as components of an enterprise that engage in activities from which it may earn revenues and incur expenses for which separate operational financial information is available and is regularly evaluated by the chief operating decision maker for the purpose of allocating an enterprise’s resources and assessing its operating performance. We have concluded that we have only one reportable operating segment due to the similar nature of the exploration and production business across Chesapeake and its consolidated subsidiaries and the fact that our marketing activities are ancillary to our operations.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Restricted Cash
As of March 31, 2021, we had restricted cash of $68 million. The restricted funds were maintained primarily to pay debtor-related professional fees associated with our Bankruptcy Filing as well as certain convenience class unsecured claims upon our emergence from bankruptcy.
Voluntary Filing under Chapter 11 Bankruptcy
On the Petition Date the Debtors filed the Chapter 11 Cases under the Bankruptcy Code in the Bankruptcy Court. On June 29, 2020, the Bankruptcy Court entered an order authorizing the joint administration of the Chapter 11 Cases under the caption In re Chesapeake Energy Corporation, Case No. 20-33233. Subsidiaries with noncontrolling interests, consolidated variable interest entities and certain de minimis subsidiaries (collectively, the “Non-Filing Entities”) were not part of the Bankruptcy Filing. The Non-Filing Entities have continued to operate in the ordinary course of business.
The Bankruptcy Court confirmed the Plan and entered the Confirmation Order on January 16, 2021. The Debtors emerged from the Chapter 11 Cases on the Effective Date. The Company’s bankruptcy proceedings and related matters have been summarized below.
During the pendency of the Chapter 11 Cases, we continued to operate our business in the ordinary course as debtors-in-possession in accordance with the applicable provisions of the Bankruptcy Code. The Bankruptcy Court granted the first day relief we requested that was designed primarily to mitigate the impact of the Chapter 11 Cases on our operations, vendors, suppliers, customers and employees. As a result, we were able to conduct normal business activities and satisfy all associated obligations for the period following the Petition Date and were also authorized to pay mineral interest owner royalties, employee wages and benefits, and certain vendors and suppliers in the ordinary course for goods and services provided prior to the Petition Date. During the pendency of the Chapter 11 Cases, all transactions outside the ordinary course of business required the prior approval of the Bankruptcy Court.
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
We have applied ASC 852, Reorganizations, in preparing the unaudited condensed consolidated financial statements for the period ended February 9, 2021. ASC 852 requires that the financial statements, for periods subsequent to the Chapter 11 Cases, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain revenues, expenses, realized gains and losses and provisions for losses that were realized or incurred during the bankruptcy proceedings, including gain on settlement of liabilities subject to compromise, losses related to executory contracts that have been approved for rejection by the Bankruptcy Court, and unamortized debt issuance costs, premiums and discounts associated with debt classified as liabilities subject to compromise, were recorded as reorganization items, net. In addition, pre-petition obligations that may be impacted by the Chapter 11 process have been classified on the condensed consolidated balance sheet as of December 31, 2020 as liabilities subject to compromise. See Note 3 for more information regarding reorganization items.

2.	Chapter 11 Emergence
As described in Note 1, on June 28, 2020, the Debtors filed the Chapter 11 Cases and on September 11, 2020, the Debtors filed the Plan, which was subsequently amended, and entered the Confirmation Order on January 16, 2021. The Debtors then emerged from bankruptcy upon effectiveness of the Plan on February 9, 2021. Capitalized terms used but not defined herein shall have the meanings ascribed to them in the Plan.
Plan of Reorganization
In accordance with the Plan confirmed by the Bankruptcy Court, the following significant transactions occurred upon the Company’s emergence from bankruptcy on February 9, 2021:

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
•On the Effective Date, we issued approximately 97,907,081 shares of New Common Stock, reserved 2,092,918 shares of New Common Stock for future issuance to eligible holders of Allowed Unsecured Notes Claims and Allowed General Unsecured Claims and reserved 37,174,210 shares of New Common Stock for issuance upon exercise of the Warrants, which were the result of the transactions described below. We also entered into a registration rights agreement, warrant agreements and amended our articles of incorporation and bylaws for the authorization of the New Common Stock among other corporate governance actions. See Note 10 for further discussion of our post-emergence equity.
•Each holder of an equity interest in Predecessor, including Predecessor’s common and preferred stock, had such interest canceled, released, and extinguished without any distribution.
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
•Each holder of an Allowed General Unsecured Claim received its pro rata share of 231,112 shares of New Common Stock and 436,060 Class C Warrants to purchase 436,060 shares of New Common Stock; provided that to the extent such Allowed General Unsecured Claim is a Convenience Claim, such holder instead received its pro rata share of $10 million, which pro rata share shall not exceed five percent of such Convenience Claim.
•Participants in the Rights Offering extending to the applicable classes under the Plan received 62,927,320 shares of New Common Stock.
•In connection with the Rights Offering described above, the Backstop Parties under the Backstop Commitment Agreement received 6,337,031 shares of New Common Stock in respect to the Put Option Premium, and 442,991 shares of New Common Stock were issued in connection with the backstop obligation thereunder to purchase unsubscribed shares of the New Common Stock.
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
•Each holder of an Allowed Other Priority Claim will receive cash up to the allowed amount of its claim.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Additionally, pursuant to the Plan confirmed by the Bankruptcy Court, the Company’s post-emergence Board of Directors is comprised of six directors, including the Company’s Interim Chief Executive Officer, Mike Wichterich, and five non-employee directors, Timothy S. Duncan, Benjamin C. Duster, IV, Sarah Emerson, Matthew M. Gallagher and Brian Steck.

3.	Fresh Start Accounting
Fresh Start Accounting
In connection with our emergence from bankruptcy and in accordance with ASC 852, we qualified for and applied fresh start accounting on the Effective Date. We were required to apply fresh start accounting because (i) the holders of existing voting shares of the Company prior to its emergence received less than 50% of the voting shares of the Company outstanding following its emergence from bankruptcy and (ii) the reorganization value of our assets immediately prior to confirmation of the Plan of approximately $6.8 billion was less than the post-petition liabilities and allowed claims of $13.2 billion.
In accordance with ASC 852, with the application of fresh start accounting, the Company allocated its reorganization value to its individual assets based on their estimated fair value in conformity with FASB ASC Topic 820 - Fair Value Measurements and FASB ASC Topic 805 - Business Combinations. Accordingly, the consolidated financial statements after February 9, 2021 are not comparable with the consolidated financial statements as of or prior to that date. The Effective Date fair values of the Successor’s assets and liabilities differ materially from their recorded values as reflected on the historical balance sheet of the Predecessor.
Reorganization Value
Reorganization value is derived from an estimate of enterprise value, or fair value of the Company’s interest-bearing debt and stockholders’ equity. Under ASC 852, reorganization value generally approximates fair value of the entity before considering liabilities and is intended to approximate the amount a willing buyer would pay for the assets immediately after the effects of a restructuring. As set forth in the disclosure statement, amended for updated pricing, and approved by the Bankruptcy Court, the enterprise value of the Successor was estimated to be between $3.5 billion and $4.9 billion. With the assistance of third-party valuation advisors, we determined the enterprise value and corresponding implied equity value of the Successor using various valuation approaches and methods, including: (i) income approach using a calculation of present value of future cash flows based on our financial projections, (ii) the market approach using selling prices of similar assets and (iii) the cost approach. For GAAP purposes, the Company valued the Successor’s individual assets, liabilities and equity instruments and determined an estimate of the enterprise value within the estimated range. Management concluded that the best estimate of enterprise value was $4.85 billion. Specific valuation approaches and key assumptions used to arrive at reorganization value, and the value of discrete assets and liabilities resulting from the application of fresh start accounting, are described below in greater detail within the valuation process.
The enterprise value and corresponding implied equity value are dependent upon achieving the future financial results set forth in our valuation using an asset-based methodology of estimated proved reserves, undeveloped properties, and other financial information, considerations and projections, applying a combination of the income, cost and market approaches as of the fresh start reporting date of February 9, 2021. All estimates, assumptions, valuations and financial projections, including the fair value adjustments, the financial projections, the enterprise value and equity value projections, are inherently subject to significant uncertainties and the resolution of contingencies beyond our control. Accordingly, there is no assurance that the estimates, assumptions, valuations or financial projections will be realized, and actual results could vary materially.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The following table reconciles the enterprise value to the implied fair value of the Successor’s equity as of the Effective Date:

February 9, 2021
Enterprise Value	$4,851
Plus: Cash and cash equivalents(a)	48
Less: Fair value of debt	(1,313)
Successor equity value	$3,586
____________________________________________
(a)Cash and cash equivalents includes $8 million that was initially classified as restricted cash as of the Effective Date but subsequently released from escrow and returned to the Successor. Restricted cash exclusive of the $8 million is not included in the table above.
The following table reconciles the enterprise value to the reorganization value as of the Effective Date:

February 9, 2021
Enterprise Value	$4,851
Plus: Cash and cash equivalents(a)	48
Plus: Current liabilities	1,582
Plus: Asset retirement obligations (non-current portion)	236
Plus: Other non-current liabilities	97
Reorganization value of Successor assets	$6,814
____________________________________________
(a)Cash and cash equivalents includes $8 million that was initially classified as restricted cash as of the Effective Date but subsequently released from escrow and returned to the Successor. Restricted cash exclusive of the $8 million is not included in the table above.
Valuation Process
The fair values of our oil and natural gas properties, other property and equipment, other long-term assets, long-term debt, asset retirement obligations and warrants were estimated as of the Effective Date.
Oil and natural gas properties. The Company’s principal assets are its oil and natural gas properties, which are accounted for under the successful efforts accounting method. The Company determined the fair value of its oil and natural gas properties based on the discounted future net cash flows expected to be generated from these assets. Discounted cash flow models by operating area were prepared using the estimated future revenues and operating costs for all developed wells and undeveloped properties comprising the proved and unproved reserves. Significant inputs associated with the calculation of discounted future net cash flows include estimates of (i) recoverable reserves, (ii) production rates, (iii) future operating and development costs, (iv) future commodity prices escalated by an inflationary rate after five years, adjusted for differentials, and (v) a market-based weighted average cost of capital by operating area. The Company utilized NYMEX strip pricing, adjusted for differentials, to value the reserves. The NYMEX strip pricing inputs used are classified as Level 1 fair value assumptions and all other inputs are classified as Level 3 fair value assumptions. The discount rates utilized were derived using a weighted average cost of capital computation, which included an estimated cost of debt and equity for market participants with similar geographies and asset development type by operating area.
Other property and equipment. The fair value of other property and equipment such as buildings, land, computer equipment, and other equipment was determined using replacement cost method under the cost approach which considers historical acquisition costs for the assets adjusted for inflation, as well as factors in any potential obsolescence based on the current condition of the assets and the ability of those assets to generate cash flow.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Long-term debt. A market approach, based upon quotes from major financial institutions, was used to measure the fair value of the $500 million aggregate principal amount of 5.5% Senior Notes due 2026 (the “2026 Notes”) and $500 million aggregate principal amount of 5.875% Senior Notes due 2029 (the “2029 Notes” and, together with the 2026 Notes, the “Notes”). The carrying value of borrowings under our Exit Credit Facility approximated fair value as the terms and interest rates are based on prevailing market rates.
Asset retirement obligations. The fair value of the Company’s asset retirement obligations was revalued based upon estimated current reclamation costs for our assets with reclamation obligations, an appropriate long-term inflation adjustment, and our revised credit adjusted risk-free rate. The credit adjusted risk-free rate was based on an evaluation of an interest rate that equates to a risk-free interest rate adjusted for the effect of our credit standing.
Warrants. The fair values of the Warrants issued upon the Effective Date were estimated using a Black-Scholes model, a commonly used option-pricing model. The Black-Scholes model was used to estimate the fair value of the warrants with an implied stock price of $20.52; exercise price per share of $27.63, $32.13 and $36.18 for Class A, Class B and Class C Warrants, respectively; expected volatility of 58% estimated using volatilities of similar entities; risk-free rate using a 5-year Treasury bond rate; and an expected annual dividend yield which was estimated to be zero.
Condensed Consolidated Balance Sheet
The following consolidated balance sheet is as of February 9, 2021. This consolidated balance sheet includes adjustments that reflect the consummation of the transactions contemplated by the Plan (reflected in the column “Reorganization Adjustments”) as well as fair value adjustments as a result of the adoption of fresh start accounting (reflected in the column “Fresh Start Adjustments”) as of the Effective Date. The explanatory notes following the table below provide further details on the adjustments, including the assumptions and methods used to determine fair value for its assets, liabilities and warrants.

	Predecessor	Reorganization Adjustments		Fresh Start Adjustments		Successor
Assets
Current assets:
Cash and cash equivalents	$243	$(203)	(a)	$—		$40
Restricted cash	—	86	(b)	—		86
Accounts receivable, net	861	(18)	(c)	—		843
Short-term derivative assets	—	—		—		—
Other current assets	66	(5)	(d)	—		61
Total current assets	1,170	(140)		—		1,030
Property and equipment:
Oil and natural gas properties, successful efforts method
Proved oil and natural gas properties	25,794	—		(21,108)	(o)	4,686
Unproved properties	1,546	—		(1,063)	(o)	483
Other property and equipment	1,755	—		(1,256)	(o)	499
Total property and equipment	29,095	—		(23,427)	(o)	5,668
Less: accumulated depreciation, depletion and amortization	(23,877)	—		23,877	(o)	—
Property and equipment held for sale, net	9	—		(7)	(o)	2
Total property and equipment, net	5,227	—		443	(o)	5,670
Other long-term assets	198	—		(84)	(p)	114
Total assets	$6,595	$(140)		$359		$6,814

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Predecessor	Reorganization Adjustments		Fresh Start Adjustments		Successor
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$391	$24	(e)	$—		$415
Current maturities of long-term debt, net	1,929	(1,929)	(f)	—		—
Accrued interest	4	(4)	(g)	—		—
Short-term derivative liabilities	398	—		—		398
Other current liabilities	645	124	(h)	—		769
Total current liabilities	3,367	(1,785)		—		1,582
Long-term debt, net	—	1,261	(i)	52	(q)	1,313
Long-term derivative liabilities	90	—		—		90
Asset retirement obligations, net of current portion	139	—		97	(r)	236
Other long-term liabilities	5	2	(j)	—		7
Liabilities subject to compromise	9,574	(9,574)	(k)	—		—
Total liabilities	13,175	(10,096)		149		3,228
Contingencies and commitments (Note 6)
Stockholders’ equity (deficit):
Predecessor preferred stock	1,631	(1,631)	(l)	—		—
Predecessor common stock	—	—		—		—
Predecessor additional paid-in capital	16,940	(16,940)	(l)	—		—
Successor common stock	—	1	(m)	—		1
Successor additional paid-in-capital	—	3,585	(m)	—		3,585
Accumulated other comprehensive income	48	—		(48)	(s)	—
Accumulated deficit	(25,199)	24,941	(n)	258	(t)	—
Total stockholders’ equity (deficit)	(6,580)	9,956		210		3,586
Total liabilities and stockholders’ equity (deficit)	$6,595	$(140)		$359		$6,814
Reorganization Adjustments
(a)The table below reflects the sources and uses of cash on the Effective Date from implementation of the Plan:

Sources:
Proceeds from issuance of the Notes	$1,000
Proceeds from Rights Offering	600
Proceeds from refunds of interest deposit for the Notes	5
Total sources of cash	$1,605
Uses:
Payment of roll-up of DIP Facility balance	$(1,179)
Payment of Exit Credit Facility - Tranche A Loan	(479)
Transfers to restricted cash for professional fee reserve	(76)
Transfers to restricted cash for convenience claim distribution reserve	(10)
Payment of professional fees	(31)
Payment of DIP Facility interest and fees	(12)
Payment of FLLO alternative transaction fee	(12)
Payment of the Notes fees funded out of escrow	(8)
Payment of RBL interest and fees	(1)
Total uses of cash	$(1,808)
Net cash used	$(203)
(b)Represents the transfer of funds to a restricted cash account for purposes of funding the professional fee reserve and the convenience claim distribution reserve.
(c)Reflects the removal of an insurance receivable associated with a discharged legal liability.
(d)Reflects the collection of an interest deposit for the senior unsecured notes.
(e)Changes in accounts payable include the following:

Accrual of professional service provider success fees	$38
Accrual of convenience claim distribution reserve	10
Accrual of professional service provider fees	5
Reinstatement of accounts payable from liabilities subject to compromise	2
Payment of professional fees	(31)
Net impact to accounts payable	$24
(f)Reflects payment of the pre-petition credit facility for $1.179 billion and transfer of the Tranche A and Tranche B Loans to long-term debt for $750 million.
(g)Reflect payments of accrued interest and fees on the DIP Facility.
(h)Changes in other current liabilities include the following:

Reinstatement of other current liabilities from liabilities subject to compromise	$191
Accrual of the Notes fees	2
Settlement of Put Option Premium through issuance of Successor Common Stock	(60)
Payment of DIP Facility fees	(9)
Net impact to other current liabilities	$124

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
(i)Change in long-term debt include the following:

Issuance of the Notes	$1,000
Issuance of Tranche A and Tranche B Loans	750
Payments on Tranche A Loans	(479)
Debt issuance costs for the Notes	(10)
Net impact to long-term debt, net	$1,261
(j) Reflects reinstatement of a long-term lease liability.
(k) On the Effective Date, liabilities subject to compromise were settled in accordance with the Plan as follows:

Liabilities subject to compromise pre-emergence	$9,574
To be reinstated on the Effective Date:
Accounts payable	$(2)
Other current liabilities	(191)
Other long-term liabilities	(2)
Total liabilities reinstated	$(195)
Consideration provided to settle amounts per the Plan or Reorganization:
Issuance of Successor common stock associated with the Rights Offering and Backstop Commitment and settlement of the Put Option Premium	(2,311)
Proceeds from issuance of Successor common stock associated with the Rights Offering and Backstop Commitment	600
Issuance of Successor common stock to FLLO Term Loan holders, incremental to the Rights Offering and Backstop Commitment	(783)
Issuance of Successor common stock to second lien note holders, incremental to the Rights Offering and Backstop Commitment	(124)
Issuance of Successor common stock to unsecured note holders	(45)
Issuance of Successor common stock to general unsecured claims	(8)
Fair value of Class A Warrants	(93)
Fair value of Class B Warrants	(94)
Fair value of Class C Warrants	(68)
Proceeds to holders of general unsecured claims	(10)
Total consideration provided to settle amounts per the Plan	(2,936)
Gain on settlement of liabilities subject to compromise	$6,443
(l)Pursuant to the Plan, as of the Effective Date, all equity interests in Predecessor, including Predecessor’s common and preferred stock, were cancelled without any distribution.
(m)Reflects the Successor equity including the issuance of 97,907,081 shares of New Common Stock, 11,111,111 shares of Class A Warrants, 12,345,679 shares of Class B Warrants and 9,768,527 shares of Class C Warrants pursuant to the Plan.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Issuance of Successor equity associated with the Rights Offering and Backstop Commitment	$2,371
Issuance of Successor equity to holders of the FLLO Term Loan, incremental to the Rights Offering and Backstop Commitment	783
Issuance of Successor equity to holders of the second lien notes, incremental to the Rights Offering and Backstop Commitment	124
Issuance of Successor equity to holders of the unsecured senior notes	45
Issuance of Successor equity to holders of allowed general unsecured claims	8
Fair value of Class A warrants	93
Fair value of Class B warrants	94
Fair value of Class C warrants	68
Total change in Successor common stock and additional paid-in capital	3,586
Less: par value of Successor common stock	(1)
Change in Successor additional paid-in capital	$3,585
(n) Reflects the cumulative net impact of the effects on accumulated deficit as follows:

Gain on settlement of liabilities subject to compromise	$6,443
Accrual of professional service provider success fees	(38)
Accrual of professional service provider fees	(5)
Surrender of other receivable	(18)
Payment of FLLO alternative transaction fee	(12)
Total reorganization items, net	6,370
Cancellation of predecessor equity	18,571
Net impact on accumulated deficit	$24,941
Fresh Start Adjustments
(o)Reflects fair value adjustments to our (i) proved oil and natural gas properties, (ii) unproved properties, (iii) other property and equipment (iv) property and equipment held for sale, and the elimination of accumulated depletion, depreciation and amortization.
(p)Reflects the fair value adjustment to record historical contracts at their fair values.
(q)Reflects the fair value adjustments to the 2026 Notes and 2029 Notes for $22 million and $30 million, respectively.
(r)Reflects the adjustment to our asset retirement obligations using assumptions as of the Effective Date, including an inflation factor of 2% and an average credit-adjusted risk-free rate of 5.18%.
(s)Reflects the fair value adjustment to eliminate the accumulated other comprehensive income of $9 million related to hedging settlements offset by the elimination of $57 million of income tax effects which has resulted in the recording of an income tax benefit of $57 million. See Note 9 for a discussion of income taxes.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
(t)Reflects the net cumulative impact of the fresh start adjustments on accumulated deficit as follows:

Fresh start adjustments to property and equipment	$443
Fresh start adjustments to other long-term assets	(84)
Fresh start adjustments to long-term debt	(52)
Fresh start adjustments to long-term asset retirement obligations	(97)
Fresh start adjustments to accumulated other comprehensive income	(9)
Total fresh start adjustments impacting reorganizations items, net	201
Income tax effects on accumulated other comprehensive income	57
Net impact to accumulated deficit	$258
Reorganization Items, Net
We have incurred significant expenses, gains and losses associated with the reorganization, primarily the gain on settlement of liabilities subject to compromise, write-off of unamortized debt issuance costs and related unamortized premiums and discounts, debt and equity financing fees, provision for allowed claims and legal and professional fees incurred subsequent to the Chapter 11 filings for the restructuring process. The accrual for allowed claims primarily represents damages from contract rejections and settlements attributable to the midstream savings requirement as stipulated in the Plan. While the claims reconciliation process is ongoing, we do not believe any existing unresolved claims will result in a material adjustment to the financial statements. The amount of these items, which were incurred in reorganization items, net within our accompanying unaudited condensed consolidated statements of operations, have significantly affected our statements of operations.
The following table summarizes the components in reorganization items, net included in our unaudited condensed consolidated statements of operations:

Predecessor
Period from January 1, 2021 through February 9, 2021
Gains on the settlement of liabilities subject to compromise	$6,443
Accrual for allowed claims	(1,002)
Gain on fresh start adjustments	201
Gain from release of commitment liabilities	55
Professional service provider fees and other	(60)
Success fees for professional service providers	(38)
Surrender of other receivable	(18)
FLLO alternative transaction fee	(12)
Total reorganization items, net	$5,569

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

4.	Earnings Per Share
Basic net income (loss) per common share is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is calculated in the same manner, but includes the impact of potentially dilutive securities. Potentially dilutive securities during the Successor period consist of issuable shares related to warrants, and during the Predecessor period have historically consisted of unvested restricted stock, contingently issuable shares related to preferred stock and convertible senior notes unless their effect was antidilutive.
The reconciliations between basic and diluted earnings (loss) per share are as follows:

	Successor	Predecessor
	Period from February 10, 2021 through March 31, 2021	Period from January 1, 2021 through February 9, 2021	Three Months Ended March 31, 2020
Numerator
Net income (loss), basic and diluted	$295	$5,383	$(8,319)

Denominator (in thousands)
Weighted average common shares outstanding, basic	97,907	9,781	9,753
Effect of potentially dilutive securities
Preferred stock	—	290	—
Warrants	9,250	—	—
Restricted stock	2	—	—
Weighted average common shares outstanding, diluted	107,159	10,071	9,753

Earnings (loss) per common share
Earnings (loss) per common share, basic	$3.01	$550.35	$(852.97)
Earnings (loss) per common share, diluted	$2.75	$534.51	$(852.97)
Successor
During the 2021 Successor Period, the diluted earnings per share calculation excludes the effect of 2,092,918 reserved shares of common stock and 3,948,893 reserved Class C warrants related to the settlement of general unsecured claims associated with the Chapter 11 Cases as all necessary conditions had not been met to be considered dilutive shares as of the 2021 Successor Period.
Predecessor
The diluted earnings per share calculation for the 2020 Predecessor Period excludes the antidilutive effect of 290,618 shares of common stock equivalent of our preferred stock. Additionally, the 2020 Predecessor Period had a net loss and therefore the diluted earnings (loss) per share calculation excludes the antidilutive effect of 4,095 shares of restricted stock.
We had the option to settle conversions of the 5.5% convertible senior notes with cash, shares or common stock or any combination thereof. As the price of our common stock was below the conversion threshold level for any time during the conversion period, there was no impact to diluted earnings (loss) per share.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

5.	Debt
Our long-term debt consisted of the following as of March 31, 2021 and December 31, 2020:

	Successor		Predecessor
	March 31, 2021		December 31, 2020
	Carrying Amount	Fair Value(a)	Carrying Amount	Fair Value(a)
Exit Credit Facility - Tranche A Loans	$—	$—	$—	$—
Exit Credit Facility - Tranche B Loans	221	221	—	—
5.5% senior notes due 2026	500	521	—	—
5.875% senior notes due 2029	500	530	—	—
DIP Facility	—	—	—	—
Pre-petition revolving credit facility	—	—	1,929	1,929
Term loan due 2024	—	—	1,500	1,220
11.5% senior secured second lien notes due 2025	—	—	2,330	373
6.625% senior notes due 2020	—	—	176	8
6.875% senior notes due 2020	—	—	73	3
6.125% senior notes due 2021	—	—	167	7
5.375% senior notes due 2021	—	—	127	5
4.875% senior notes due 2022	—	—	272	12
5.75% senior notes due 2023	—	—	167	8
7.00% senior notes due 2024	—	—	624	29
6.875% senior notes due 2025	—	—	2	2
8.00% senior notes due 2025	—	—	246	10
5.5% convertible senior notes due 2026	—	—	1,064	42
7.5% senior notes due 2026	—	—	119	5
8.00% senior notes due 2026	—	—	46	2
8.00% senior notes due 2027	—	—	253	11
Premiums on senior notes	51	—	—	—
Debt issuance costs	(10)	—	—	—
Total debt, net	1,262	1,272	9,095	3,666
Less current maturities of long-term debt	—	—	(1,929)	(1,929)
Less amounts reclassified to liabilities subject to compromise	—	—	(7,166)	(1,737)
Total long-term debt, net	$1,262	$1,272	$—	$—
____________________________________________
(a)The carrying value of borrowings under our Exit Credit Facility approximate fair value as the interest rates are based on prevailing market rates; therefore, they are a Level 1 fair value measurement. For all other debt, a market approach, based upon quotes from major financial institutions, which are Level 2 inputs, is used to measure the fair value.
Successor Debt
Our post-emergence exit financing consists of the Exit Credit Facility, which includes a reserve-based revolving credit facility and a non-revolving loan facility, and the Notes.
Exit Credit Facility. On the Effective Date, pursuant to the terms of the Plan, the Company, as borrower, entered into a reserve-based credit agreement (the “Credit Agreement”) providing for a reserve-based credit facility

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
with an initial borrowing base of $2.5 billion. The borrowing base will be redetermined semiannually on or around May 1 and November 1 of each year and the next scheduled redetermination will be on or about October 1, 2021. The aggregate initial elected commitments of the lenders under the Exit Credit Facility will be $1.75 billion of Tranche A Loans and $221 million of fully funded Tranche B Loans.
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
Outstanding Senior Notes. On February 2, 2021, Chesapeake Escrow Issuer LLC (the “Escrow Issuer”) then an indirect wholly-owned subsidiary of the Company, issued $500 million aggregate principal amount of its 2026 Notes and $500 million aggregate principal amount of its 2029 Notes. The Notes included a $52 million premium to reflect fair value adjustments at the date of Emergence.
The Notes are guaranteed on a senior unsecured basis by each of the Company’s subsidiaries that guarantee the Exit Credit Facility.
The Notes were issued pursuant to an indenture, dated as of February 5, 2021 (the “Indenture”), among the Issuer, the Guarantors and Deutsche Bank Trust Company Americas, as trustee.
Interest on the Notes is payable semi-annually, on February 1st and August 1st of each year, commencing on August 1, 2021, to holders of record on the immediately preceding January 15th and July 15th.
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

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Chapter 11 Proceedings - Predecessor Debt
Filing of the Chapter 11 Cases constituted an event of default with respect to certain of our previous secured and unsecured debt obligations. As a result of the Chapter 11 Cases, the principal and interest due under these debt instruments became immediately due and payable. However, Section 362 of the Bankruptcy Code stayed the creditors from taking any action as a result of the default.
The principal amounts outstanding under the FLLO Term Loan, Second Lien Notes and all of our other unsecured senior and convertible senior notes were reclassified as liabilities subject to compromise on the accompanying condensed consolidated balance sheet as of December 31, 2020.
The agreements for our FLLO Term Loan, Second Lien Notes, and unsecured senior and convertible senior notes contain provisions regarding the calculation of interest upon default. Upon default, the interest rate on the FLLO Term Loan increased from LIBOR plus 8.00% to alternative base rate (ABR) (3.25% during the 2021 Predecessor Period) plus Applicable Margin (7.00% during the 2021 Predecessor Period) plus 2.00%. For the Second Lien Notes and all of our other unsecured senior and convertible senior notes, the interest rate remained the same upon default. However, interest accrued on the amount of unpaid interest in addition to the principal balance. We did not pay or recognize interest on the FLLO Term Loan, Second Lien Notes, or unsecured senior and convertible senior notes during the Chapter 11 process.
Debtor-in-Possession Credit Agreement
On June 28, 2020, prior to the commencement of Chapter 11 Cases, the Company entered into a commitment letter with certain of the lenders (“New Money Lenders”) under the pre-petition revolving credit facility and/or their affiliates to provide the Debtors with a debtor-in-possession credit agreement in an aggregate principal amount of up to approximately $2.104 billion in commitments and loans from the New Money Lenders. The DIP Facility consisted of a revolving loan facility of new money in an aggregate principal amount of up to $925 million, which included a sub-facility of up to $200 million for the issuance of letters of credit, and a $1.179 billion term loan that reflected the roll-up of a portion of outstanding borrowings under the pre-petition revolving credit facility: (i) a $925 million term loan reflected the roll-up of a portion of outstanding existing borrowings made by the New Money Lenders under the existing revolving credit agreement and (ii) an up to approximately $254 million term loan reflected the roll-up or a portion of outstanding existing borrowings made by certain other lenders under the pre-petition revolving credit facility agreement. The $750 million of outstanding borrowings under the pre-petition revolving credit facility that were not rolled up remained outstanding throughout the Chapter 11 Cases but accrued interest at a lower rate than the rolled-up loans. The proceeds of the DIP Facility were used for, among other things, post-petition working capital, permitted capital investments, general corporate purposes, letters of credit, administrative costs, premiums, expenses and fees for the transactions contemplated by the Chapter 11 Cases, payment of court approved adequate protection obligations and other such purposes consistent with the DIP Facility. On the Effective Date, the DIP Facility was terminated and the holders of obligations under the DIP Facility received payment in full in cash; provided that to the extent such lender under the DIP Facility was also a lender under the Exit Credit Facility, such lender’s allowed DIP claims were first reduced dollar-for-dollar and satisfied by the amount of its Exit RBL Loans provided as of the Effective Date.
Predecessor Senior Notes
In the 2020 Predecessor Period, we repurchased approximately $156 million aggregate principal amount of certain senior notes for $93 million and recorded an aggregate gain of approximately $63 million.

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
We are involved in, and expect to continue to be involved in, various lawsuits and disputes incidental to our business operations, including commercial disputes, personal injury claims, royalty claims, property damage claims and contract actions. The majority of the prepetition legal proceedings have been settled during the Chapter 11 Cases or will be resolved in connection with the claims reconciliation process before the Bankruptcy Court. Any allowed claim related to such prepetition litigation will be treated in accordance with the Plan.
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
We are named as a defendant in numerous lawsuits in Oklahoma alleging that we and other companies have engaged in activities that have caused earthquakes. These lawsuits seek compensation for injury to real and personal property, diminution of property value, economic losses due to business interruption, interference with the use and enjoyment of property, annoyance and inconvenience, personal injury and emotional distress.  In addition, they seek the reimbursement of insurance premiums and the award of punitive damages, attorneys’ fees, costs, expenses and interest. We are actively seeking dismissal of these claims. Any allowed claim related to such prepetition litigation will be treated in accordance with the Plan.
We are in discussions with the Pennsylvania Department of Environmental Protection (“PADEP”) regarding gas migration in the vicinity of certain of our wells in Wyoming County, Pennsylvania. We believe we are close to identifying agreed-upon steps to resolve PADEP’s concerns regarding the issue. In addition to these steps, resolution of the matter may result in monetary sanctions of more than $300,000. Any allowed claim related to such monetary sanctions will be treated in accordance with the Plan.
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
The aggregate undiscounted commitments under our gathering, processing and transportation agreements, excluding any reimbursement from working interest and royalty interest owners, credits for third-party volumes or future costs under cost-of-service agreements, are presented below:

Successor
March 31, 2021
Remainder of 2021	$499
2022	569
2023	458
2024	390
2025	310
2026 – 2034	1,539
Total	$3,765
In addition, we have entered into long-term agreements for certain natural gas gathering and related services within specified acreage dedication areas in exchange for cost-of-service based fees redetermined annually, or tiered fees based on volumes delivered relative to scheduled volumes. Future gathering fees may vary with the applicable agreement.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

7.	Other Current Liabilities
Other current liabilities as of March 31, 2021 and December 31, 2020 are detailed below:

	Successor	Predecessor
	March 31, 2021	December 31, 2020
Revenues and royalties due others	$418	$236
Accrued drilling and production costs	71	104
Other accrued taxes	60	82
Accrued compensation and benefits	39	59
Operating leases	27	24
Debt and equity financing fees	—	69
Joint interest prepayments received	18	8
Other	148	141
Total other current liabilities	$781	$723

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

8.	Revenue
The following table shows revenue disaggregated by operating area and product type:

	Successor
	Period from February 10, 2021 through March 31, 2021
	Oil	Natural Gas	NGL	Total
Appalachia	$—	$163	$—	$163
Gulf Coast	—	70	—	70
South Texas	117	28	19	164
Brazos Valley	89	15	4	108
Powder River Basin	28	14	6	48
Oil, natural gas and NGL revenue	$234	$290	$29	$553

Marketing revenue	$162	$97	$18	$277

	Predecessor
	Period from January 1, 2021 through February 9, 2021
	Oil	Natural Gas	NGL	Total
Appalachia	$—	$119	$—	$119
Gulf Coast	—	53	—	53
South Texas	92	15	15	122
Brazos Valley	67	2	2	71
Powder River Basin	20	7	6	33
Oil, natural gas and NGL revenue	$179	$196	$23	$398

Marketing revenue	$141	$78	$20	$239

	Predecessor
	Three Months Ended March 31, 2020
	Oil	Natural Gas	NGL	Total
Appalachia	$—	$175	$—	$175
Gulf Coast	—	85	—	85
South Texas	277	31	20	328
Brazos Valley	172	4	4	180
Powder River Basin	68	15	7	90
Mid-Continent	22	10	4	36
Oil, natural gas and NGL revenue	$539	$320	$35	$894

Marketing revenue from contracts with customers	$508	$124	$30	$662
Other marketing revenue	61	1	—	62
Marketing revenue	$569	$125	$30	$724

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
Accounts receivable as of March 31, 2021 and December 31, 2020 are detailed below:

	Successor	Predecessor
	March 31, 2021	December 31, 2020
Oil, natural gas and NGL sales	$575	$589
Joint interest	93	119
Other	36	68
Allowance for doubtful accounts	—	(30)
Total accounts receivable, net	$704	$746

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

9.	Income Taxes
We estimate our annual effective tax rate (“AETR”) for continuing operations in recording our interim quarterly income tax provision for the various jurisdictions in which we operate. The tax effects of statutory rate changes, significant unusual or infrequently occurring items, and certain changes in the assessment of the realizability of deferred tax assets are excluded from the determination of our estimated AETR as such items are recognized as discrete items in the quarter in which they occur. Our estimated AETR for the 2021 Successor Period is 0.0% as a result of projecting a full valuation allowance against our anticipated net deferred asset position at December 31, 2021.
The income tax provision for the 2021 Predecessor Period was determined based on actual results for the period ended February 9, 2021, including those resulting from fresh start accounting. The effective tax rate for the 2021 Predecessor Period was (1.1%) which results from the elimination of the income tax effects associated with hedging settlements from accumulated other comprehensive income as part of fresh start accounting. We recorded an income tax benefit of $57 million in the 2021 Predecessor Period for the elimination of such income tax effects. Any changes to our deferred tax assets and liabilities for the 2021 Predecessor Period (whether resulting from Reorganization Adjustments, Fresh Start Adjustments or otherwise) were completely offset with a corresponding adjustment to our valuation allowance which results in the low effective tax rate. Accordingly, there are no balances shown for deferred tax assets or liabilities in the condensed consolidated balance sheet table shown in Note 3.
For the 2020 Predecessor Period, we recorded an income tax benefit of $13 million, which included the reversal of substantially all of the deferred tax liability associated with Texas through the application of the estimated AETR as well as recording a receivable for amounts previously sequestered from refunds of corporate alternative minimum tax credits. This resulted in a 0.2% effective tax rate for the 2020 Predecessor Period.
As of the Effective Date, we were in a net deferred tax asset position and anticipate being in a net deferred tax asset position as of December 31, 2021. Based on all available positive and negative evidence, including projections of future taxable income, we believe it is more likely than not that some or all of our deferred tax assets will not be realized. Our deferred tax assets relate primarily to the excess tax basis over post emergence book value of oil and natural gas properties along with federal and state net operating loss (“NOL”) carryforwards. A significant piece of objectively verifiable negative evidence evaluated is the cumulative loss incurred over the rolling thirty-six-month period ended March 31, 2021. Such evidence limits our ability to consider various forms of subjective positive evidence, such as any projections of future growth and earnings. However, should we begin to achieve a level of sustained profitability as a restructured entity, increased consideration will need to be given to projections of future taxable income to determine whether such projections provide an adequate source of taxable income for the realization of our deferred tax assets. A full valuation allowance was recorded against our net deferred tax asset position for federal and state purposes as of March 31, 2021 and December 31, 2020.
We have evaluated the income tax impact of the Plan, including the ownership change under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), as a result of emergence from bankruptcy. Section 382(b) of the Code provides an annual limitation with respect to the ability of a corporation to utilize its tax attributes existing at the time of an ownership change against future taxable income. We did not qualify for the exception under Section 382(l)(5) of the Code, and therefore an annual limitation was determined under Section 382(l)(6) of the Code, which is based on the post-emergence value of the taxpayer’s equity multiplied by the adjusted federal long-term rate in effect for the month in which the ownership change occurred. The amount of the annual limitation has been computed to be $54 million and will be prorated for the current year based on the number of days attributable to the post-Effective Date portion of the year. The limitation applies to our NOL carryforwards, disallowed business interest carryforwards and general business credits until such attributes expire or are fully utilized. As we believe we were in an overall net unrealized built-in loss position at the Effective Date, the limitation also applies to any recognized built-in losses incurred for a period of five years but only to the extent of the overall net unrealized built-in loss. We estimate that this will occur during the current year such that no further limitation for recognized built-in losses will occur in subsequent years. Some states impose similar limitations on tax attribute utilization upon experiencing an ownership change.
In Chapter 11 bankruptcy cases, the cancellation of debt income (“CODI”) realized upon emergence from bankruptcy is excludible from taxable income but results in a reduction of tax attributes in accordance with the attribute reduction and ordering rules of Section 108 of the Code. The amount of our CODI is estimated to be

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
$5 billion and will be taken completely against, and therefore will reduce, our NOL carryforwards. After taking into account the CODI and the impact of Section 382 of the Code, the remaining federal NOL carryforwards are estimated to be in the range of $2.5 billion to $3.0 billion. Approximately $900 million are NOL carryforwards which expire in 2037 and $1.6 billion to $2.1 billion are NOL carryforwards which do not expire. The reductions in NOL carryforwards for the CODI and expiring NOL carryforwards are expected to be fully offset by a corresponding decrease to our valuation allowance at December 31, 2021. Some states have similar rules for attribute reduction which will result in the reduction of certain of our state NOL carryforwards.

10.	Equity
New Common Stock. As discussed in Note 2, on the Effective Date, we issued an aggregate of approximately 97.9 million shares of New Common Stock, par value $0.01 per share, to the holders of allowed claims, and approximately 2.1 million shares of New Common Stock were reserved for future distributions under the Plan.
Warrants. As discussed in Note 2, on the Effective Date, we issued approximately 11.1 million Class A Warrants, 12.3 million Class B Warrants and 13.7 million Class C Warrants that are initially exercisable for one share of New Common Stock per Warrant at initial exercise prices of $27.63, $32.13 and $36.18 per share, respectively, subject to adjustments pursuant to the terms of the Warrants. The Warrants are exercisable from the Effective Date until February 9, 2026. The Warrants contain customary anti-dilution adjustments in the event of any stock split, reverse stock split, reclassification, stock dividend or other distributions.
Chapter 11 Proceedings
Upon emergence from Chapter 11 on February 9, 2021, as discussed in Note 2, Predecessor common stock and preferred stock were canceled and released under the Plan without receiving any recovery on account thereof.

11.	Share-Based Compensation
As discussed in Note 2, on the Effective Date, our common stock was canceled and New Common Stock was issued. Accordingly, our then existing share-based compensation awards were also canceled, which resulted in the recognition of any previously unamortized expense related to the canceled awards on the date of cancellation. Share based compensation for the Predecessor and Successor periods are not comparable.
Successor Share-Based Compensation
As of the Effective Date, the Board of Directors adopted the LTIP with a share reserve equal to 6,800,000 shares of New Common Stock. The LTIP provides for the grant of restricted stock units, restricted stock awards, stock options, stock appreciation rights, performance awards and other stock awards to the Company’s employees and non-employee directors.
Successor Restricted Stock
In the 2021 Successor Period, we granted restricted stock awards to non-employee directors under the LTIP, which will vest over a one-year period. The fair value of restricted stock awards is based on the closing sales price of our common stock on the date of grant, and compensation expense is recognized ratably over the requisite service period. A summary of the changes in unvested restricted stock is presented below:

	Shares of Unvested Restricted Stock	Weighted Average Grant Date Fair Value Per Share
	(in thousands)
Unvested as of February 10, 2021	—	$—
Granted	49	$43.84
Vested	—	$—
Forfeited/canceled	—	$—
Unvested as of March 31, 2021	49	$43.84

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Predecessor Share-Based Compensation
Our Predecessor share-based compensation program consisted of restricted stock, stock options, performance share units (PSUs) and cash restricted stock units (CRSUs) granted to employees and restricted stock granted to non-employee directors under our long-term incentive plans. The restricted stock and stock options were equity-classified awards and the PSUs and CRSUs were liability-classified awards.
Predecessor Equity-Classified Awards
Restricted Stock. We granted restricted stock units to employees and non-employee directors. A summary of the changes in unvested restricted stock is presented below:

	Shares of Unvested Restricted Stock	Weighted Average Grant Date Fair Value Per Share
	(in thousands)
Unvested as of January 1, 2021	1	$616.57
Granted	—	$—
Vested	—	$—
Forfeited/canceled	(1)	$611.47
Unvested as of February 9, 2021	—	$—
Stock Options. In the 2020 Predecessor Period, we granted members of management stock options that vested ratably over a three-year period. Each stock option award had an exercise price equal to the closing price of our common stock on the grant date. Outstanding options expired seven years to ten years from the date of grant.
We utilized the Black-Scholes option-pricing model to measure the fair value of stock options. The expected life of an option was determined using the simplified method. Volatility assumptions were estimated based on the average historical volatility of Chesapeake stock over the expected life of an option. The risk-free interest rate was based on the U.S. Treasury rate in effect at the time of the grant over the expected life of the option. The dividend yield was based on an annual dividend yield, taking into account our dividend policy, over the expected life of the option.
The following table provides information related to stock option activity:

	Number of Shares Underlying Options	Weighted Average Exercise Price Per Share	Weighted Average Contract Life in Years	Aggregate Intrinsic Value(a)
	(in thousands)
Outstanding as of January 1, 2021	20	$1,429	4.27	$—
Granted	—	$—
Exercised	—	$—		$—
Expired	(1)	$742
Forfeited/canceled	(19)	$1,452
Outstanding as of February 9, 2021	—	$—	—	$—
Exercisable as of February 9, 2021	—	$—	—	$—
___________________________________________
(a)The intrinsic value of a stock option is the amount by which the current market value or the market value upon exercise of the underlying stock exceeds the exercise price of the option.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

12.	Derivative and Hedging Activities
We use derivative instruments to reduce our exposure to fluctuations in future commodity prices and to protect our expected operating cash flow against significant market movements or volatility. These commodity derivative financial instruments include financial price swaps, basis protection swaps, options, collars and call swaptions. All of our oil and natural gas derivative instruments are net settled based on the difference between the fixed-price payment and the floating-price payment, resulting in a net amount due to or from the counterparty.
The estimated fair values of our oil, natural gas and NGL derivative instrument assets (liabilities) as of March 31, 2021 and December 31, 2020 are provided below:

	Successor		Predecessor
	March 31, 2021		December 31, 2020
	Notional Volume	Fair Value	Notional Volume	Fair Value
Oil (MMBbl):
Fixed-price swaps	27	$(333)	27	$(136)
Basis protection swaps	6	(2)	7	(1)
Total oil	33	(335)	34	(137)
Natural gas (Bcf):
Fixed-price swaps	671	(41)	728	10
Collars	48	3	53	8
Basis protection swaps	163	(2)	66	1
Total natural gas	882	(40)	847	19
Total estimated fair value		$(375)		$(118)
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

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Effect of Derivative Instruments – Condensed Consolidated Balance Sheets
The following table presents the fair value and location of each classification of derivative instrument included in the condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020 on a gross basis and after same-counterparty netting:

	Gross Fair Value	Amounts Netted in the Consolidated Balance Sheets	Net Fair Value Presented in the Consolidated Balance Sheets
Successor
As of March 31, 2021
Commodity Contracts:
Short-term derivative asset	$45	$(41)	$4
Long-term derivative asset	16	(14)	2
Short-term derivative liability	(346)	41	(305)
Long-term derivative liability	(90)	14	(76)
Total derivatives	$(375)	$—	$(375)

Predecessor
As of December 31, 2020
Commodity Contracts:
Short-term derivative asset	$84	$(65)	$19
Long-term derivative asset	5	(5)	—
Short-term derivative liability	(158)	65	(93)
Long-term derivative liability	(49)	5	(44)
Total derivatives	$(118)	$—	$(118)

Effect of Derivative Instruments – Condensed Consolidated Statements of Operations
The components of oil and natural gas derivatives are presented below:

	Successor	Predecessor
	Period from February 10, 2021 through March 31, 2021	Period from January 1, 2021 through February 9, 2021	Three Months Ended March 31, 2020
Gains (losses) on undesignated oil and natural gas derivatives	$46	$(379)	$916
Losses on terminated cash flow hedges	—	(3)	(9)
Total oil and natural gas derivatives	$46	$(382)	$907

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Effect of Derivative Instruments – Accumulated Other Comprehensive Income (Loss)
A reconciliation of the changes in accumulated other comprehensive income (loss) in our condensed consolidated statements of stockholders’ equity related to our cash flow hedges is presented below:

	Successor		Predecessor
	Period from February 10, 2021 through March 31, 2021		Period from January 1, 2021 through February 9, 2021		Three Months Ended March 31, 2020
	Before Tax	After Tax	Before Tax	After Tax	Before Tax	After Tax
Balance, beginning of period	$—	$—	$(12)	$45	$(45)	$12
Losses reclassified to income	—	—	3	3	9	9
Fresh start adjustments	—	—	9	9	—	—
Elimination of tax effects	—	—	—	(57)	—	—
Balance, end of period	$—	$—	$—	$—	$(36)	$21
Our accumulated other comprehensive loss balance represented the net deferred loss associated with commodity derivative contracts that were previously designated as cash flow hedges for which the original contract months were yet to occur. The remaining deferred gain or loss amounts were to be recognized in earnings in the month for which the original contract months were to occur. In connection with our adoption of fresh start accounting we recorded a fair value adjustment to eliminate the accumulated other comprehensive income related to hedging settlements including the elimination of tax effects. See Note 3 for a discussion of fresh start accounting adjustments.
Credit Risk Considerations
Our derivative instruments expose us to our counterparties’ credit risk. To mitigate this risk, we enter into derivative contracts only with counterparties that are highly rated or are deemed by us to have acceptable credit strength and deemed by management to be competent and competitive market-makers, and we attempt to limit our exposure to non-performance by any single counterparty. As of March 31, 2021, our oil and natural gas derivative instruments were spread among seven counterparties.
Hedging Arrangements
Certain of our hedging arrangements are with counterparties that are also lenders (or affiliates of lenders) under our Exit Credit Facility. The contracts entered into with these counterparties are secured by the same collateral that secures the Exit Credit Facility. The counterparties’ obligations must be secured by cash or letters of credit to the extent that any mark-to-market amounts owed to us exceed defined thresholds. As of March 31, 2021, we did not have any cash or letters of credit posted as collateral for our commodity derivatives.
Fair Value
The fair value of our derivatives is based on third-party pricing models, which utilize inputs that are either readily available in the public market, such as oil, natural gas and NGL forward curves and discount rates, or can be corroborated from active markets or broker quotes. These values are compared to the values given by our counterparties for reasonableness. Since our oil, natural gas and NGL derivatives do not include optionality and therefore generally have no unobservable inputs, they are classified as Level 2. Derivatives are also subject to the risk that either party to a contract will be unable to meet its obligations. We factor non-performance risk into the valuation of our derivatives using current published credit default swap rates. To date, this has not had a material impact on the values of our derivatives.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The following table provides information for financial assets (liabilities) measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020:

	Successor	Predecessor
Significant Other Observable Inputs (Level 2)	March 31, 2021	December 31, 2020
Derivative Assets (Liabilities):
Commodity assets	$61	$88
Commodity liabilities	(436)	(206)
Total derivatives	$(375)	$(118)

13.	Exploration Expense
A summary of our exploration expense is as follows:

	Successor	Predecessor
	Period from February 10, 2021 through March 31, 2021	Period from January 1, 2021 through February 9, 2021	Three Months Ended March 31, 2020
Impairments of unproved properties	$—	$2	$272
Dry hole expense	—	—	7
Geological and geophysical expense and other	1	—	3
Exploration expense	$1	$2	$282
Unproved oil and natural gas properties are periodically assessed for impairment by considering future drilling and exploration plans, results of exploration activities, commodity price outlooks, planned future sales and expiration of all or a portion of the projects. The exploration expense charges during the 2020 Predecessor Period are primarily the result of non-cash impairment charges in unproved properties, primarily in our Brazos Valley, Gulf Coast, Powder River Basin and Mid-Continent operating areas.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

14.	Impairments
During the 2020 Predecessor Period, the decrease in demand for crude oil primarily due to the combined impacts of COVID-19 and the OPEC+ production increases resulted in decreases in current and expected long-term crude oil and NGL sale prices. These conditions resulted in reductions to the market capitalization of peer companies in the energy industry. We determined these adverse market conditions represented a triggering event to perform an impairment assessment of our long-lived assets used in, and in support of, our operations, including proved oil and gas properties, and our sand mine assets.
Proved Oil and Gas Properties
Our impairment test involved a Step 1 assessment to determine if the net book value of our proved oil and natural gas properties is expected to be recovered from the estimated undiscounted future cash flows.
•We calculated the expected undiscounted future net cash flows of our long-lived assets using management’s assumptions and expectations of (i) commodity prices, which are based on the NYMEX strip pricing escalated by an inflationary rate, (ii) pricing adjustments for differentials, (iii) operating costs, (iv) capital investment plans, (v) future production volumes, and (vi) estimated proved reserves.

•Unprecedented volatility in the price of oil due to the decrease in demand has led us to rely on NYMEX strip pricing, which represents a Level 1 input.
Certain oil and gas properties in our South Texas, Brazos Valley, Powder River Basin, and Mid-Continent and other non-core operating areas failed the Step 1 assessment. For these assets, we used a discounted cash flow analysis to estimate fair value. The expected future net cash flows were discounted using a rate of 11%, which we believe represents the estimated weighted average cost of capital of a theoretical market participant. Based on Step 2 of our long-lived assets impairment test, we recognized an $8.446 billion impairment because the carrying value exceeded estimated fair market value as of March 31, 2020.
•Significant inputs associated with the calculation of discounted future net cash flows include estimates of (i) recoverable reserves, (ii) production rates, (iii) future operating and development costs, (iv) future commodity prices escalated by an inflationary rate, adjusted for differentials, and (v) a market-based weighted average cost of capital. We utilized NYMEX strip pricing, adjusted for differentials, to value the reserves. The NYMEX strip pricing inputs used are classified as Level 1 fair value assumptions and all other inputs are classified as Level 3 fair value assumptions.
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

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

15.	Capitalized Exploratory Costs
A summary of the changes in our capitalized well costs is detailed below.

	Successor	Predecessor
	Period from February 10, 2021 through March 31, 2021	Period from January 1, 2021 through February 9, 2021	Three Months Ended March 31, 2020
Beginning balance	$—	$—	$7
Charges to exploration expense	—	—	(7)
Ending balance	$—	$—	$—
As of March 31, 2021, there were no drilling and completion costs on exploratory wells pending determination of proved reserves capitalized for greater than one year.

16.	Other Operating Expense (Income), Net
In the 2020 Predecessor Period, we terminated certain gathering, processing and transportation contracts and recognized a non-recurring $79 million expense related to the contract terminations. The contract terminations removed approximately $169 million of future commitments related to gathering, processing and transportation agreements. See Note 6 for further discussion of contingencies and commitments.

17.	Separation and Other Termination Costs
In the 2021 Predecessor Period and the 2020 Predecessor Period, we incurred charges of approximately $22 million and $5 million, respectively, related to one-time termination benefits for certain employees.

18.	Subsequent Events
On May 11, 2021, we announced that the Board of Directors intends to pay an annual dividend on our common shares of $1.375 per share. The dividend will be paid quarterly, with the first such payment to be payable on June 10, 2021 to stockholders of record at the close of business on May 24, 2021.
On April 27, 2021, we announced the departure of Doug Lawler from his positions as Chief Executive Officer and Director of Chesapeake, effective April 30, 2021. Michael Wichterich, the Chairman of our Board of Directors, will serve as Interim Chief Executive Officer while the Board of Directors conducts a search for a new Chief Executive Officer, which it expects to complete over the coming months.
Mr. Wichterich intends to continue in his role as Chair of the Board of Directors following the appointment of Chesapeake's new Chief Executive Officer. During the period that Mr. Wichterich is both the Chair of the Board of Directors and Interim Chief Executive Officer, Matt Gallagher, the Chair of Chesapeake's Nominating and Governance Committee, will serve as Lead Independent Director.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Oil, Natural Gas and NGL Reserve Quantities

Presented below is a summary of changes in estimated reserves through March 31, 2021:

	Oil	Natural Gas	NGL	Total
	(MMBbl)	(Bcf)	(MMBbl)	(MMBoe)
March 31, 2021
Proved reserves, beginning of period	161	3,530	52	802
Extensions, discoveries and other additions	5	1,691	6	292
Revisions of previous estimates	10	160	7	44
Production	(7)	(180)	(2)	(39)
Proved reserves, end of period	169	5,201	63	1,099
Proved developed reserves:
Beginning of period	158	3,196	51	742
End of period	164	3,373	57	783
Proved undeveloped reserves:
Beginning of period	3	334	1	60
End of period	5	1,828	6	316
Reflected above represents material changes to estimated reserves from December 31, 2020 through March 31, 2021. During the quarter ended March 31, 2021, extensions, discoveries and other additions increased primarily due to updates to our five-year development plan in contemplation of emergence from bankruptcy on February 9, 2021 and certainty regarding our ability to finance the development of our proved reserves over a five-year period.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY INFORMATION

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction
The following discussion should be read together with the condensed consolidated financial statements included in Item 1 of Part I of this report and in Item 8 of our 2020 Form 10-K.
We are an independent exploration and production company engaged in the acquisition, exploration and development of properties to produce oil, natural gas and NGL from underground reservoirs. We own a large and geographically diverse portfolio of onshore U.S. unconventional natural gas and liquids assets, including interests in approximately 7,400 gross oil and natural gas wells. Our natural gas resource plays are the Marcellus Shale in the northern Appalachian Basin in Pennsylvania (“Appalachia”) and the Haynesville/Bossier Shales in northwestern Louisiana (“Gulf Coast”). Our liquids-rich resource plays are the Eagle Ford Shale in South Texas (“South Texas” and “Brazos Valley”) and the stacked pay in the Powder River Basin in Wyoming (“Powder River Basin”).
Our strategy is to create shareholder value by generating sustainable free cash flow from our oil and natural gas development and production activities. We continue to focus on improving margins through operating efficiencies and financial discipline and improving our Environmental and Social Governance (ESG) performance. To accomplish these goals, we intend to allocate our human resources and capital expenditures to projects we believe offer the highest cash return on capital invested, to deploy leading drilling and completion technology throughout our portfolio, and to take advantage of acquisition and divestiture opportunities to strengthen our portfolio. We also intend to continue to dedicate capital to projects that reduce the environmental impact of our oil and natural gas producing activities. We continue to seek opportunities to reduce cash costs (production, gathering, processing and transportation and general and administrative) per barrel of oil equivalent production through operational efficiencies by, among other things, improving our production volumes from existing wells.
Leading a responsible energy future is foundational to Chesapeake's success. Our core values and culture demand we continuously evaluate the environmental impact of our operations and work diligently to improve our ESG performance across all facets of our company. Our path to leading a responsible energy future begins with our initiative to achieve net-zero direct greenhouse gas emissions by 2035, which we announced in February 2021. To meet this challenge, we have set meaningful initial goals including:
•Eliminate routine flaring from all new wells completed from 2021 forward, and enterprise-wide by 2025;
•Reduce our methane intensity to 0.09% by 2025; and
•Reduce our GHG intensity to 5.5 by 2025.
Our results of operations as reported in our condensed consolidated financial statements for the 2021 Successor, 2021 Predecessor and 2020 Predecessor Periods are in accordance with GAAP. Although GAAP requires that we report on our results for the periods January 1, 2021 through February 9, 2021 and February 10, 2021 through March 31, 2021 separately, management views our operating results for the three months ended March 31, 2021 by combining the results of the 2021 Predecessor and 2021 Successor Periods because management believes such presentation provides the most meaningful comparison of our results to prior periods. We are not able to compare the 40 days from January 1, 2021 through February 9, 2021 operating results to any of the previous periods reported in the condensed consolidated financial statements and do not believe reviewing this period in isolation would be useful in identifying any trends in or reaching any conclusions regarding our overall operating performance. We believe the key performance indicators such as operating revenues and expenses for the 2021 Successor Period combined with the 2021 Predecessor Period provide more meaningful comparisons to other periods and are useful in understanding operational trends. Additionally, there were no changes in policies between the periods and any material impacts as a result of fresh start accounting were included within the discussion of these changes. These combined results do not comply with GAAP and have not been prepared as pro forma results under applicable regulations, but are presented because we believe they provide the most meaningful comparison of our results to prior periods.

Recent Developments
Emergence from Bankruptcy
On the Petition Date the Debtors filed the Chapter 11 Cases under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. On June 29, 2020, the Bankruptcy Court entered an order authorizing the joint administration of the Chapter 11 Cases under the caption In re Chesapeake Energy Corporation, Case No. 20-33233. Subsidiaries with noncontrolling interests, consolidated variable interest entities and certain de minimis subsidiaries (collectively, the “Non-Filing Entities”) were not part of the Bankruptcy Filing. The Non-Filing Entities have continued to operate in the ordinary course of business.
The Bankruptcy Court confirmed the Plan and the Debtors entered the Confirmation Order on January 16, 2021. The Debtors emerged from bankruptcy on the Effective Date. In connection with our exit from bankruptcy, we agreed to file a registration statement with the SEC to facilitate future sales of our equity by certain holders of our New Common Stock and warrants. Sales of a substantial number of the New Common Stock in the public markets, or the perception that these sales might occur, could reduce the value of our equity and impair our ability to raise capital through a future sale of, or pay for acquisitions using, our equity. See Note 2 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for a complete discussion of the Chapter 11 Cases.
Chief Executive Officer
On April 27, 2021, we announced the departure of Doug Lawler from his positions as Chief Executive Officer and Director of Chesapeake, effective April 30, 2021. Michael Wichterich, the Chairman of our Board of Directors, will serve as Interim Chief Executive Officer while the Board of Directors conducts a search for a new Chief Executive Officer, which it expects to complete over the coming months.
Mr. Wichterich intends to continue in his role as Chair of the Board of Directors following the appointment of Chesapeake's new Chief Executive Officer. During the period that Mr. Wichterich is both the Chair of the Board of Directors and Interim Chief Executive Officer, Matt Gallagher, the Chair of Chesapeake's Nominating and Governance Committee, will serve as Lead Independent Director.
COVID-19 Pandemic and Impact on Global Demand for Oil and Natural Gas
The global spread of COVID-19 created significant volatility, uncertainty, and economic disruption during 2020. The pandemic has reached more than 200 countries and territories and has resulted in widespread adverse impacts on the global economy and on our customers and other parties with whom we have business relations. To date, we have experienced limited operational impacts as a result of COVID-19 or related governmental restrictions. While we cannot predict the full impact that COVID-19 or the current significant disruption and volatility in the oil and natural gas markets will have on our business, cash flows, liquidity, financial condition and results of operations, we believe demand is recovering and prices will be positively impacted. For additional discussion regarding risks associated with the COVID-19 pandemic, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2020 Form 10-K and Item 1A “Risk Factors” in our 2020 Form 10-K and in this report.

Liquidity and Capital Resources
Liquidity Overview
For the 2021 Successor Period, our primary sources of capital resources and liquidity have consisted of internally generated cash flows from operations, and our primary uses of cash have been for the development of our oil and gas properties. Historically, our primary sources of capital resources and liquidity have consisted of internally generated cash flows from operations, borrowings under certain credit agreements and dispositions of non-core assets. Our ability to issue additional indebtedness, dispose of assets or access the capital markets was substantially limited during the Chapter 11 Cases and required court approval in most instances. Accordingly, our liquidity in the Predecessor Periods depended mainly on cash generated from operating activities and available funds under certain credit agreements including the DIP Facility in the 2021 Predecessor Period and revolving credit facility in the 2020 Predecessor Period.

We believe we have emerged from the Chapter 11 Cases as a fundamentally stronger company, built to generate sustainable free cash flow with a strengthened balance sheet, geographically diverse asset base and continuously improving ESG performance. As a result of the Chapter 11 Cases, we reduced our total indebtedness by $9.4 billion by issuing equity in a reorganized entity to the holders of our FLLO Term Loan, second lien notes, unsecured notes and allowed general unsecured claimants.
We believe our cash flow from operations, cash on hand and borrowing capacity under the Exit Credit Facility, as discussed below, will provide sufficient liquidity during the next 12 months and the foreseeable future. As of March 31, 2021, we had $2.064 billion of liquidity available, including $340 million cash on hand and $1.724 billion of aggregate unused borrowing capacity available under the Exit Credit Facility. As of March 31, 2021, we had no outstanding borrowings under our Exit Credit Facility – Tranche A Loans and $221 million in borrowings under our Exit Credit Facility – Tranche B Loans. See Note 5 of the notes to our condensed consolidated financial statements included in Item 1 of this report for further discussion of our debt obligations, including carrying and fair value of our senior notes.
Fixed Dividend
With our strong liquidity position, we initiated a new dividend strategy. We expect the annual dividend on our common shares of $1.375 per share will be paid quarterly, with the first payment to be payable on June 10, 2021 to stockholders of record at the close of business on May 24, 2021.
Derivative and Hedging Activities
Our results of operations and cash flows are impacted by changes in market prices for oil and natural gas. We enter into various derivative instruments to mitigate a portion of our exposure to oil and natural gas price declines, but these transactions may also limit our cash flows in periods of rising oil and natural gas prices. Our oil, natural gas and NGL derivative activities, when combined with our sales of oil, natural gas and NGL, allow us to better predict the total revenue we expect to receive. See Item 3. Quantitative and Qualitative Disclosures About Market Risk included in Item 1 of the report for further discussion on the impact of commodity price risk on our financial position.
Contractual Obligations and Off-Balance Sheet Arrangements
As of March 31, 2021, our material contractual obligations included repayment of senior notes, outstanding borrowings and interest payment obligations under the Exit Credit Facility, asset retirement obligations, lease obligations, undrawn letters of credit and various other commitments we enter into in the ordinary course of business that could result in future cash obligations. In addition, we have contractual commitments with midstream companies and pipeline carriers for future gathering, processing and transportation of oil, natural gas and NGL to move certain of our production to market. The estimated gross undiscounted future commitments under these agreements were approximately $3.8 billion as of March 31, 2021. As discussed above, we estimate the sources of our capital will continue to be adequate to fund our near and long-term contractual obligations.
Post-Emergence Debt
On the Effective Date, pursuant to the terms of the Plan, the Company, as borrower, entered into a reserve-based credit agreement (the “Credit Agreement”) providing for the Exit Credit Facility which features an initial borrowing base of $2.5 billion. The borrowing base will be redetermined semiannually on or around May 1 and November 1 of each year and the next scheduled redetermination will be on or about October 1, 2021. The aggregate initial elected commitments of the lenders under the Exit Credit Facility will be $1.75 billion of revolving Tranche A Loans and $221 million of fully funded Tranche B Loans.
The Exit Credit Facility provides for a $200 million sublimit of the aggregate commitments that are available for the issuance of letters of credit. The Exit Credit Facility bears interest at the ABR (alternate base rate) or LIBOR, at our election, plus an applicable margin (ranging from 2.25–3.25% per annum for ABR loans and 3.25–4.25% per annum for LIBOR loans, subject to a 1.00% LIBOR floor), depending on the percentage of the borrowing base then being utilized. The Tranche A Loans mature 3 years after the Effective Date and the Tranche B Loans mature 4 years after the Effective Date. The Tranche B Loans can be repaid if no Tranche A Loans are outstanding
On February 2, 2021, the Company issued $500 million aggregate principal amount of its 2026 Notes and $500 million aggregate principal amount of its 2029 Notes. The offering of the Notes was part of a series of exit financing transactions being undertaken in connection with the Debtors’ Chapter 11 Cases and meant to provide the exit financing originally intended to be provided by the Exit Term Loan Facility pursuant to the Commitment Letter.
Based upon the business plan approved by the Court and our hedging activities we expect to generate adequate cash flows from operating activities to fully fund all investing activities without incremental borrowings under our Exit Credit Facility.
Capital Expenditures
For the year ending December 31, 2021, we currently expect to bring or have online approximately 120 to 135 gross wells by investing approximately $670 – $740 million in capital expenditures while operating five to seven rigs. We expect that approximately 80% of our 2021 capital expenditures will be directed toward our natural gas assets. We currently plan to fund our 2021 capital program through cash on hand and expected cash flow from our operations. We may alter or change our plans with respect to our capital program and expected capital expenditures based on developments in our business, our financial position, our industry or any of the markets in which we operate.
Sources of Funds
The following table presents the sources of our cash and cash equivalents for the Successor and Predecessor periods.

	Successor	Predecessor
	Period from February 10, 2021 through March 31, 2021	Period from January 1, 2021 through February 9, 2021	Three Months Ended March 31, 2020
Cash provided by (used in) operating activities	$409	$(21)	$397
Proceeds from issuance of senior notes	—	1,000	—
Proceeds from issuance of common stock	—	600	—
Proceeds from divestitures of property and equipment	4	—	7
Proceeds from revolving pre-petition credit facility borrowings, net	—	—	310
Total sources of cash and cash equivalents	$413	$1,579	$714
Cash Flows from Operating Activities
Cash provided by operating activities was $409 million in the 2021 Successor Period, cash used in operating activities was $21 million in the 2021 Predecessor Period, and cash provided by operating activities was $397 million in the 2020 Predecessor Period. The increase in the 2021 Successor Period is primarily due to higher prices for the oil, natural gas and NGL we sold offset by lower volumes of oil, natural gas and NGL sold. The cash used in the 2021 Predecessor Period was primarily due to payment of professional fees related to the Chapter 11 Cases. Cash flows from operations are largely affected by the same factors that affect our net income, excluding various non-cash items, such as depreciation, depletion and amortization, certain impairments, gains or losses on sales of assets, deferred income taxes and mark-to-market changes in our open derivative instruments. See further discussion below under Results of Operations.
Proceeds from Issuance of Common Stock and Senior Notes
In the 2021 Predecessor Period, we issued $500 million aggregate principal amount of 5.5% 2026 Notes and $500 million aggregate principal amount of 5.875% 2029 Notes for total proceeds of $1.0 billion. Additionally, upon emergence from Chapter 11 we issued 62,927,320 shares of New Common Stock in exchange for $600 million of cash as agreed upon in the Plan.

Uses of Funds
The following table presents the uses of our cash and cash equivalents for the Successor and Predecessor periods:

	Successor	Predecessor
	Period from February 10, 2021 through March 31, 2021	Period from January 1, 2021 through February 9, 2021	Three Months Ended March 31, 2020
Oil and Natural Gas Expenditures:
Capital expenditures	$77	$66	$518
Other Uses of Cash and Cash Equivalents:
Payments on Exit Credit Facility - Tranche A Loans, net	50	479	—
Payments on DIP Facility borrowings	—	1,179	—
Payments on pre-petition credit facility borrowings	—	—	—
Cash paid to purchase debt	—	—	93
Preferred stock dividends paid	—	—	22
Other	3	9	5
Total other uses of cash and cash equivalents	53	1,667	120
Total uses of cash and cash equivalents	$130	$1,733	$638
Capital Expenditures
Our capital expenditures significantly decreased in the combined 2021 Successor and Predecessor Periods primarily as a result of decreased drilling and completion activity mainly in our liquids-rich plays.
Payments on DIP Facility Borrowings
On the Effective Date, the DIP Facility was terminated and the holders of obligations under the DIP Facility received payment in full in cash; provided that to the extent such lender under the DIP Facility was also a lender under the Exit Credit Facility, such lender’s allowed DIP claims were first reduced dollar-for-dollar and satisfied by the amount of its Exit RBL Loans provided as of the Effective Date.
Cash Paid to Purchase Debt
In the 2020 Predecessor period, we repurchased approximately $156 million aggregate principal amount of our senior notes for $93 million.
Preferred Stock Dividends
We paid dividends of $22 million on our preferred stock in the 2020 Predecessor Period. On April 17, 2020, we announced that we were suspending payment of dividends on each series of our outstanding convertible preferred stock. On the Effective Date of the Chapter 11 Cases, each holder of an equity interest in Chesapeake had their interest canceled, released, and extinguished without any distribution. See Note 2 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for additional information about the Chapter 11 Cases.

Results of Operations
Oil, Natural Gas and NGL Production and Average Sales Prices

	Successor
	Period from February 10, 2021 through March 31, 2021
	Oil		Natural Gas		NGL		Total
	MBbl per day	$/Bbl	MMcf per day	$/Mcf	MBbl per day	$/Bbl	MBoe per day	$/Boe
Appalachia	—	—	1,283	2.53	—	—	214	15.21
Gulf Coast	—	—	524	2.68	—	—	87	16.09
South Texas	37	62.10	109	5.12	14	28.51	69	47.24
Brazos Valley	29	60.76	34	8.99	4	16.49	38	55.09
Powder River Basin	10	58.95	57	4.82	3	34.75	23	42.57
Total	76	61.19	2,007	2.89	21	27.20	431	25.57

	Predecessor
	Period from January 1, 2021 through February 9, 2021
	Oil		Natural Gas		NGL		Total
	MBbl per day	$/Bbl	MMcf per day	$/Mcf	MBbl per day	$/Bbl	MBoe per day	$/Boe
Appalachia	—	—	1,233	2.42	—	—	206	14.49
Gulf Coast	—	—	543	2.44	—	—	90	14.62
South Texas	42	54.12	127	3.00	14	26.04	78	39.20
Brazos Valley	32	52.37	38	1.14	4	16.09	42	42.23
Powder River Basin	10	51.96	61	2.92	4	34.31	24	34.25
Total	84	53.21	2,002	2.45	22	25.92	440	22.63

	Predecessor
	Three Months Ended March 31, 2020
	Oil		Natural Gas		NGL		Total
	MBbl per day	$/Bbl	MMcf per day	$/Mcf	MBbl per day	$/Bbl	MBoe per day	$/Boe
Appalachia	—	—	976	1.97	—	—	163	11.85
Gulf Coast	—	—	556	1.68	—	—	93	10.10
South Texas	63	48.53	159	2.18	19	11.71	108	33.38
Brazos Valley	41	46.30	69	0.60	9	5.26	61	32.55
Powder River Basin	17	43.23	89	1.84	6	13.30	38	26.01
Mid-Continent	5	44.75	49	2.24	3	14.06	16	23.38
Total	126	46.93	1,898	1.86	37	10.71	479	20.53

Oil, Natural Gas and NGL Sales

	Successor
	Period from February 10, 2021 through March 31, 2021
	Oil	Natural Gas	NGL	Total
Appalachia	$—	$163	$—	$163
Gulf Coast	—	70	—	70
South Texas	117	28	19	164
Brazos Valley	89	15	4	108
Powder River Basin	28	14	6	48
Total oil, natural gas and NGL sales	$234	$290	$29	$553

	Predecessor
	Period from January 1, 2021 through February 9, 2021
	Oil	Natural Gas	NGL	Total
Appalachia	$—	$119	$—	$119
Gulf Coast	—	53	—	53
South Texas	92	15	15	122
Brazos Valley	67	2	2	71
Powder River Basin	20	7	6	33
Total oil, natural gas and NGL sales	$179	$196	$23	$398

	Non-GAAP Combined
	Three Months Ended March 31, 2021
	Oil	Natural Gas	NGL	Total
Appalachia	$—	$282	$—	$282
Gulf Coast	—	123	—	123
South Texas	209	43	34	286
Brazos Valley	156	17	6	179
Powder River Basin	48	21	12	81
Total oil, natural gas and NGL sales	$413	$486	$52	$951

	Predecessor
	Three Months Ended March 31, 2020
	Oil	Natural Gas	NGL	Total
Appalachia	$—	$175	$—	$175
Gulf Coast	—	85	—	85
South Texas	277	31	20	328
Brazos Valley	172	4	4	180
Powder River Basin	68	15	7	90
Mid-Continent	22	10	4	36
Total oil, natural gas and NGL sales	$539	$320	$35	$894
The net increase in oil, natural gas and NGL sales in the combined 2021 Successor and Predecessor Periods of $57 million is primarily attributable to a $248 million increase in revenues from higher average prices received, partially offset by a $191 million decrease in revenues due to lower sales volumes from reduced capital allocation and temporary well shut-ins. Average daily production sold decreased in the combined 2021 Successor and Predecessor Periods as compared to the 2020 Predecessor due to a reduction in South Texas and Brazos Valley wells turned-in-line, partially offset by an increase in new well completions in Appalachia.

Production Expenses

	Successor		Predecessor		Non-GAAP Combined		Predecessor
	Period from February 10, 2021 through March 31, 2021		Period from January 1, 2021 through February 9, 2021		Three Months Ended March 31, 2021		Three Months Ended March 31, 2020
		$/Boe		$/Boe		$/Boe		$/Boe
Appalachia	$5	$0.50	$4	$0.50	$9	$0.50	$9	$0.58
Gulf Coast	6	$1.50	4	$1.12	10	$1.32	11	$1.30
South Texas	14	$4.07	12	$3.90	26	$3.99	36	$3.62
Brazos Valley	10	$4.99	9	$4.85	19	$4.93	27	$4.98
Powder River Basin	5	$4.37	3	$3.37	8	$3.91	18	$5.28
Mid-Continent	—	$—	—	$—	—	$—	21	$13.95
Total production expenses	$40	$1.88	$32	$1.80	$72	$1.85	$122	$2.80
Production expenses in the combined 2021 Successor and Predecessor Periods decreased $50 million as compared to the 2020 Predecessor Period. The decrease was primarily due to a $28 million reduction in variable expense categories in our liquids-rich operating areas due to a planned reduction in capital expenditures and a $21 million reduction from the sale of Mid-Continent properties in 2020.
Gathering, Processing and Transportation Expenses

	Successor		Predecessor		Non-GAAP Combined		Predecessor
	Period from February 10, 2021 through March 31, 2021		Period from January 1, 2021 through February 9, 2021		Three Months Ended March 31, 2021		Three Months Ended March 31, 2020
		$/Boe		$/Boe		$/Boe		$/Boe
Appalachia	$42	$3.94	$34	$4.17	$76	$4.04	$71	$4.83
Gulf Coast	11	$2.45	11	$2.93	22	$2.67	51	$6.10
South Texas	42	$11.99	42	$13.35	84	$12.63	109	$11.11
Brazos Valley	2	$1.05	3	$1.92	5	$1.45	9	$1.56
Powder River Basin	14	$12.65	12	$12.53	26	$12.59	35	$10.02
Mid-Continent	—	$—	—	$—	—	$—	10	$6.45
Total gathering, processing and transportation expenses	$111	$5.12	$102	$5.78	$213	$5.42	$285	$6.55
Gathering, processing and transportation expenses in the combined 2021 Successor and Predecessor Periods decreased $72 million as compared to the 2020 Predecessor Period. Gulf Coast and South Texas decreased $29 million and $25 million, respectively, as a result of contract negotiations in the Chapter 11 Cases. Additionally, Powder River decreased $9 million as a result of lower volumes and the sale of Mid-Continent properties in 2020 resulted in a $10 million reduction.

Severance and Ad Valorem Taxes

	Successor		Predecessor		Non-GAAP Combined
	Period from February 10, 2021 through March 31, 2021		Period from January 1, 2021 through February 9, 2021		Three Months Ended March 31, 2021		Three Months Ended March 31, 2020
		$/Boe		$/Boe		$/Boe		$/Boe
Appalachia	$1	$0.09	$1	$0.07	$2	$0.08	$2	$0.12
Gulf Coast	2	$0.56	2	$0.54	4	$0.55	6	$0.66
South Texas	9	$2.61	8	$2.53	17	$2.57	19	$1.94
Brazos Valley	7	$3.71	5	$2.99	12	$3.38	16	$2.99
Powder River Basin	5	$3.92	2	$2.88	7	$3.44	9	$2.76
Mid-Continent	—	$—	—	$—	—	$—	2	$1.01
Total severance and ad valorem taxes	$24	$1.11	$18	$1.03	$42	$1.08	$54	$1.24
Severance and ad valorem taxes in the combined 2021 Successor and Predecessor Periods decreased $12 million as compared to the 2020 Predecessor Period. The severance tax decrease of $6 million was primarily driven by decreased oil volumes in South Texas, a lower statutory rate in Louisiana, and the Mid-Continent divestiture. The ad valorem decrease of $6 million was primarily driven by lower assessed property values in the 2021 Predecessor Period for Brazos Valley.
Gross Margin by Operating Area
The table below presents the gross margin for each of our operating areas. Gross margin by operating area is defined as oil, natural gas and NGL sales less production expenses, gathering, processing and transportation expenses, and severance and ad valorem taxes.

	Successor		Predecessor		Non-GAAP Combined		Predecessor
	Period from February 10, 2021 through March 31, 2021		Period from January 1, 2021 through February 9, 2021		Three Months Ended March 31, 2021		Three Months Ended March 31, 2020
		$/Boe		$/Boe		$/Boe		$/Boe
Appalachia	$115	$10.68	$80	$9.75	$195	$10.28	$93	$6.32
Gulf Coast	51	$11.58	36	$10.03	87	$10.88	17	$2.04
South Texas	99	$28.57	60	$19.42	159	$24.25	164	$16.71
Brazos Valley	89	$45.34	54	$32.47	143	$39.37	128	$23.02
Powder River Basin	24	$21.63	16	$15.47	40	$18.81	28	$7.95
Mid-Continent	—	$—	—	$—	—	$—	3	$1.97
Gross margin by operating area	$378	$17.46	$246	$14.02	$624	$15.90	$433	$9.94

Oil and Natural Gas Derivatives

	Successor	Predecessor
	Period from February 10, 2021 through March 31, 2021	Period from January 1, 2021 through February 9, 2021	Three Months Ended March 31, 2020
Oil derivatives – realized gains (losses)	$(62)	$(19)	$127
Oil derivatives – unrealized gains (losses)	(6)	(190)	712
Total gains (losses) on oil derivatives	(68)	(209)	839

Natural gas derivatives – realized gains (losses)	(6)	6	51
Natural gas derivatives – unrealized gains (losses)	120	(179)	17
Total gains (losses) on natural gas derivatives	114	(173)	68
Total gains (losses) on oil and natural gas derivatives	$46	$(382)	$907
See Note 12 of the notes to our condensed consolidated financial statements included in Item 1 of this report for a discussion of our derivative activity.
Marketing Revenues and Expenses

	Successor	Predecessor
	Period from February 10, 2021 through March 31, 2021	Period from January 1, 2021 through February 9, 2021	Three Months Ended March 31, 2020
Marketing revenues	$277	$239	$724
Marketing expenses	280	237	746
Marketing margin	$(3)	$2	$(22)
Marketing margin increased in the Predecessor 2021 Period primarily due to the significant drop in oil prices during the 2020 Predecessor Period that resulted in an unfavorable inventory valuation adjustment.
Exploration Expense

	Successor	Predecessor
	Period from February 10, 2021 through March 31, 2021	Period from January 1, 2021 through February 9, 2021	Three Months Ended March 31, 2020
Impairments of unproved properties	$—	$2	$272
Dry hole expense	—	—	7
Geological and geophysical expense and other	1	—	3
Exploration expense	$1	$2	$282
The 2020 Predecessor Period exploration expense is the result of non-cash impairment charges in unproved properties, primarily in our Brazos Valley, Gulf Coast, Powder River Basin and Mid-Continent operating areas. See Note 13 of the notes to our condensed consolidated financial statements included in Item 1 of this report for further discussion.

General and Administrative Expenses

	Successor	Predecessor
	Period from February 10, 2021 through March 31, 2021	Period from January 1, 2021 through February 9, 2021	Three Months Ended March 31, 2020
Gross compensation and benefits	$35	$32	$108
Non-labor	12	12	53
Allocations and reimbursements	(32)	(23)	(96)
General and administrative expenses, net	$15	$21	$65

General and administrative expenses, net per Boe	$0.68	$1.19	$1.50
Compensation and benefits before reimbursements and allocations during the 2021 Predecessor and Successor Periods decreased $41 million compared to the 2020 Predecessor Period due to reductions in workforce in the Predecessor Periods. Non-labor before reimbursements and allocations during the 2021 Predecessor and Successor Periods decreased $29 million compared to the 2020 Predecessor Period due to cost reduction initiatives for professional services. The decrease in allocations and reimbursements was the result of reduced drilling, staffing reductions, and the Mid-Continent divestiture.
Separation and Other Termination Costs

	Successor	Predecessor
	Period from February 10, 2021 through March 31, 2021	Period from January 1, 2021 through February 9, 2021	Three Months Ended March 31, 2020
Separation and other termination costs	$—	$22	$5
In the 2021 Predecessor Period and the 2020 Predecessor Period, we incurred charges of approximately $22 million and $5 million, respectively, related to one-time termination benefits for certain employees.
Depreciation, Depletion and Amortization

	Successor	Predecessor
	Period from February 10, 2021 through March 31, 2021	Period from January 1, 2021 through February 9, 2021	Three Months Ended March 31, 2020
Depreciation, depletion and amortization	$122	$72	$603
Depreciation, depletion and amortization per Boe	$5.64	$4.11	$13.83
The absolute and per unit increase in depreciation, depletion and amortization for the 2021 Successor Period compared to the 2021 Predecessor Period was primarily the result of the revaluation of the depletable asset base occurring in connection with our emergence from bankruptcy. Fresh start accounting requires that new fair values be established for our assets as of the emergence date. See Note 3 for additional information on revaluation of oil and gas properties.
The per unit decrease in the 2021 Predecessor Period compared to the 2020 Predecessor Period was attributable to an $8.4 billion impairment to the Predecessor’s proved oil and natural gas properties recognized at March 31, 2020.

Impairments

	Successor	Predecessor
	Period from February 10, 2021 through March 31, 2021	Period from January 1, 2021 through February 9, 2021	Three Months Ended March 31, 2020
Impairments of proved oil and natural gas properties	$—	$—	$8,446
Impairments of other fixed assets and other	—	—	76
Total impairments	$—	$—	$8,522
In the 2020 Predecessor Period, we recorded impairments of proved oil and natural gas properties related to South Texas, Brazos Valley, Powder River Basin, Mid-Continent and other non-core assets, all of which are due to lower forecasted commodity prices. Additionally, in the 2020 Predecessor Period, we recorded a $76 million impairment of our sand mine assets that support our Brazos Valley operating area for the difference between fair value and the carrying value of the assets. See Note 14 of the notes to our condensed consolidated financial statements included in Item 1 of this report for further discussion.
Other Operating Expense (Income), Net

	Successor	Predecessor
	Period from February 10, 2021 through March 31, 2021	Period from January 1, 2021 through February 9, 2021	Three Months Ended March 31, 2020
Other operating expense (income), net	$2	$(12)	$68
In the 2020 Predecessor Period, we terminated certain gathering, processing and transportation contracts and recognized a non-recurring $79 million expense related to the contract terminations offset by $14 million of income from the amortization of volumetric production payment deferred revenue.

Interest Expense

	Successor	Predecessor
	Period from February 10, 2021 through March 31, 2021	Period from January 1, 2021 through February 9, 2021	Three Months Ended March 31, 2020
Interest expense on debt	$12	$11	$189
Amortization of premium, discount, issuance costs and other	1	—	(37)
Capitalized interest	(1)	—	(7)
Total interest expense	$12	$11	$145
The decrease in interest expense on debt in the 2021 Predecessor compared to the 2020 Predecessor Period was attributable to lower interest costs incurred on our DIP Facility as compared to the 2020 Predecessor debt. Upon filing of the Chapter 11 Cases on June 28, 2020, we discontinued accruing interest on our senior notes and term loan, which resulted in a $167 million decrease in interest expense on debt and a decrease in borrowings under the DIP Facility resulted in an $11 million decrease in interest expense. Additionally, the unamortized debt issuance costs, premiums and discounts associated with the Predecessor debt were written off to reorganization items, net, resulting in a $37 million increase in amortization between periods. Upon emergence from the Chapter 11 Cases, all outstanding obligations under our senior notes and term loan were cancelled in exchange for shares of Successor common stock and warrants. See Note 3 and Note 5 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for a discussion of the Chapter 11 Cases.
Gains on Purchases or Exchanges of Debt
In the 2020 Predecessor Period, we repurchased approximately $156 million aggregate principal amount of senior notes for $93 million and recorded an aggregate gain of approximately $63 million.
Reorganization Items, Net

Predecessor
Period from January 1, 2021 through February 9, 2021
Gains on the settlement of liabilities subject to compromise	$6,443
Accrual for allowed claims	(1,002)
Gain on fresh start adjustments	201
Gain from release of commitment liabilities	55
Professional service provider fees and other	(60)
Success fees for professional service providers	(38)
Surrender of other receivable	(18)
FLLO alternative transaction fee	(12)
Reorganization items, net	$5,569
In the 2021 Predecessor Period, we recorded a net $5.569 billion gain in reorganization items, net related to the Chapter 11 Cases. See Note 2 and Note 3 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for a discussion of the Chapter 11 Cases and for discussion of adoption of fresh start accounting.

Other Income (Expense)

	Successor	Predecessor
	Period from February 10, 2021 through March 31, 2021	Period from January 1, 2021 through February 9, 2021	Three Months Ended March 31, 2020
Other income (expense)	$22	$2	$(17)
In the 2021 Successor Period, we recorded a gain of $22 million for a refund from a midstream provider. In the 2020 Predecessor Period, the hydraulic fracturing industry experienced challenging operating conditions resulting in the current fair value of our investment in FTS International, Inc. (“FTSI”) falling below book value of $23 million and remaining below that value as of the end of the 2020 Predecessor period. Based on FTSI’s operating results, we determined that the reduction in fair value was other-than-temporary and recognized an impairment of our entire investment in FTSI of $23 million. Additional non-operational other income adjustments of $6 million were recorded in the 2020 Predecessor Period.
Income Taxes
An income tax benefit of $57 million was recorded for the 2021 Predecessor Period and a $13 million income tax benefit was recorded for the 2020 Predecessor Period. No income tax was recorded for the 2021 Successor Period as a result of projecting a full valuation allowance against our anticipated net deferred asset position as of December 31, 2021. Our effective income tax rate was (1.1%) for the 2021 Predecessor Period and 0.2% for the 2020 Predecessor Period. Our effective tax rate can fluctuate as a result of the impact of discrete items, state income taxes and permanent differences. See Note 9 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for a discussion of income taxes.

Forward-Looking Statements
This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. Forward-looking statements include our current expectations or forecasts of future events, including matters relating to the continuing effects of the COVID-19 pandemic and the impact thereof on our business, financial condition, results of operations and cash flows, the potential effects of the Restructuring on our operations, management, and employees, actions by, or disputes among or between, members of OPEC+ and other foreign oil-exporting countries, market factors, market prices, our ability to meet debt service requirements, our ability to continue to pay cash dividends, and the amount and timing of any cash dividends, and our ESG initiatives. In this context, forward-looking statements often address our expected future business, financial performance and financial condition, and often contain words such as "expect," “could,” “may,” "anticipate," "intend," "plan," “ability,” "believe," "seek," "see," "will," "would," “estimate,” “forecast,” "target," “guidance,” “outlook,” “opportunity” or “strategy.”
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
•our ability to realize anticipated cash cost reductions;
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
•the availability of cash flows from operations and other funds to fund cash dividends, finance reserve replacement costs or satisfy our debt obligations;
•adverse developments or losses from pending or future litigation and regulatory proceedings, including royalty claims;
•legislative, regulatory and ESG initiatives, including as a result of the change in the U.S. presidential administration, addressing environmental concerns, including initiatives addressing the impact of global climate change or further regulating hydraulic fracturing, methane emissions, flaring or water disposal;
•terrorist activities and/or cyber-attacks adversely impacting our operations;
•effects of purchase price adjustments and indemnity obligations; and
•other factors that are described under Risk Factors in Item 1A of our 2020 Form 10-K and this Form 10-Q.
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
Commodity Price Risk
Our results of operations and cash flows are impacted by changes in market prices for oil, natural gas and NGL, which have been historically volatile. To mitigate a portion of our exposure to adverse price changes, we enter into various derivative instruments. Our oil, natural gas and NGL derivative activities, when combined with our sales of oil, natural gas and NGL, allow us to predict with greater certainty the revenue we will receive. We believe our derivative instruments continue to be highly effective in achieving our risk management objectives.
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
For the combined 2021 Successor and Predecessor Periods, oil, natural gas, and NGL revenue, excluding any effect of our derivative instruments, were $413 million, $486 million and $52 million, respectively. Based on production, oil, natural gas, and NGL revenue for the 2021 Successor and Predecessor Periods would have increased or decreased by approximately $41 million, $49 million, and $5 million, respectively, for each 10% increase or decrease in prices. As of March 31, 2021, the fair values of our oil and natural gas derivatives were net liabilities of $335 million and $40 million, respectively. A 10% increase or decrease in forward oil prices would decrease or increase the valuation of oil derivatives by approximately $151 million. A 10% increase or decrease in forward natural gas prices would decrease or increase the valuation of natural gas derivatives by approximately $172 million. See Note 12 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further information on our open derivative positions.
Interest Rate Risk
Our exposure to interest rate changes relates primarily to borrowings under our Exit Credit Facility for the 2021 Successor Period and pre-petition revolving credit facility and DIP Facility for the Predecessor Periods. Interest is payable on borrowings under the Exit Credit Facility, pre-petition revolving credit facility and DIP Facility based on floating rates. See Note 5 for additional information. As of March 31, 2021, we had no outstanding borrowings under our Exit Credit Facility - Tranche A Loans and $221 million under our Exit Credit Facility - Tranche B Loans. A 1.0% increase in interest rates based on the variable borrowings as of March 31, 2021 would result in an increase in our interest expense of approximately $2 million per year.

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
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2021 that our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the period covered by this Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings
Chapter 11 Proceedings
Commencement of the Chapter 11 Cases automatically stayed the proceedings and actions against us that are described below, in addition to actions seeking to collect pre-petition indebtedness or to exercise control over the property of the Company’s bankruptcy estates. The Plan in the Chapter 11 Cases, which became effective on February 9, 2021, provided for the treatment of claims against the Company’s bankruptcy estates, including pre-petition liabilities that had not been satisfied or addressed during the Chapter 11 Cases. See Note 2 of the notes to our condensed consolidated financial statements included in Item 1 of this report for additional information.
Litigation and Regulatory Proceedings
We were involved in a number of litigation and regulatory proceedings as of the Petition Date. Many of these proceedings were in early stages, and many of them sought damages and penalties, the amount of which is currently indeterminate. See Note 6 of the notes to our condensed consolidated financial statements included in Item 1 of this report for information regarding our estimation and provision for potential losses related to litigation and regulatory proceedings.
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
We are named as a defendant in numerous lawsuits in Oklahoma alleging that we and other companies have engaged in activities that have caused earthquakes. These lawsuits seek compensation for injury to real and personal property, diminution of property value, economic losses due to business interruption, interference with the use and enjoyment of property, annoyance and inconvenience, personal injury and emotional distress.  In addition, they seek the reimbursement of insurance premiums and the award of punitive damages, attorneys’ fees, costs, expenses and interest. We are actively seeking dismissal of these claims. Any allowed claim related to such prepetition litigation will be treated in accordance with the Plan.
We are in discussions with the PADEP regarding gas migration in the vicinity of certain of our wells in Wyoming County, Pennsylvania. We believe we are close to identifying agreed-upon steps to resolve PADEP’s concerns regarding the issue. In addition to these steps, resolution of the matter may result in monetary sanctions of more than $300,000. Any allowed claim related to such monetary sanctions will be treated in accordance with the Plan.
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
Our business has many risks. Factors that could materially adversely affect our business, financial condition, operating results or liquidity and the trading price of our common stock are described under “Risk Factors” in Item 1A of our 2020 Form 10-K. This information should be considered carefully, together with other information in this report and other reports and materials we file with the SEC.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
There were no repurchases of our common stock during the quarter ended March 31, 2021.

ITEM 3.	Defaults Upon Senior Securities
Our Bankruptcy Filing described above constituted an event of default that accelerated our obligations under our senior credit facility, our senior secured notes and our unsecured notes. Under the Bankruptcy Code, the creditors under these debt agreements were stayed from taking any action against us as a result of an event of default. See Note 5 and Note 2 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional details about the principal and interest amounts of debt included in liabilities subject to compromise on the accompanying unaudited condensed consolidated balance sheet as of December 31, 2020 and our Bankruptcy Filing and the Chapter 11 Cases.
Under the terms of our 5.75% Cumulative Convertible Preferred Stock, 5.75% Cumulative Convertible Preferred Stock (Series A), 4.50% Cumulative Convertible Preferred Stock and 5.00% (Series 2005B) Cumulative Convertible Preferred Stock, we may suspend payments of our cumulative quarterly dividends. We exercised our contractual right to suspend regularly scheduled quarterly payments of dividends on each series of our preferred stock beginning with the quarterly dividend payment for the second quarter of 2020, and were therefore in arrears with the dividend payments. No dividends were accrued on our convertible preferred stock subsequent to the Petition Date. Pursuant to the Plan, each holder of an equity interest in Chesapeake had such interest canceled, released, and extinguished without any distribution. See Note 2 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for additional information about the Chapter 11 Cases.

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
INDEX OF EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed or Furnished Herewith
2.1	Fifth Amended Joint Plan of Reorganization of Chesapeake Energy Corporation and its Debtor Affiliates Pursuant to Chapter 11 of the Bankruptcy Code (Exhibit A of the Confirmation Order).	8-K	001-13726	2.1	1/19/2021

3.1	Second Amended and Restated Certificate of Incorporation of Chesapeake Energy Corporation.	8-K	001-13726	3.1	2/9/2021

3.2	Second Amended and Restated Bylaws of Chesapeake Energy Corporation.	8-K	001-13726	3.2	2/9/2021

3.3	Certificate of Elimination of Series B Preferred Stock of Chesapeake Energy.	10-K	001-13726	3.3	3/1/2021

10.1	Credit Agreement, dated as of February 9, 2021, by and among Chesapeake Energy Corporation, as borrower, MUFG Union Bank, N.A., as administrative agent, and the lenders and other parties thereto.	8-K	001-13726	10.1	2/9/2021

10.2	Registration Rights Agreement, dated as of February 9, 2021, by and among Chesapeake Energy Corporation and the other parties signatory thereto.	8-K	001-13726	10.2	2/9/2021

10.3	Class A Warrant Agreement, dated as of February 9, 2021, between Chesapeake Energy Corporation and Equiniti Trust Company.	8-K	001-13726	10.3	2/9/2021

10.4	Class B Warrant Agreement, dated as of February 9, 2021, between Chesapeake Energy Corporation and Equiniti Trust Company.	8-K	001-13726	10.4	2/9/2021

10.5	Class C Warrant Agreement, dated as of February 9, 2021, between Chesapeake Energy Corporation and Equiniti Trust Company.	8-K	001-13726	10.5	2/9/2021

10.6	Form of Indemnity Agreement.	8-K	001-13726	10.6	2/9/2021

10.7†	Chesapeake Energy Corporation 2021 Long Term Incentive Plan.	8-K	001-13726	10.7	2/9/2021

10.8†	Amendment to the Chesapeake Energy Corporation 2021 Long Term Incentive Plan.	8-K	001-13726	10.3	4/27/2021

10.9†	Form of Non-Employee Director Restricted Stock Unit Award Agreement for 2021 Long Term Incentive Plan.					X

10.10	Purchase Agreement, dated as of February 2, 2021, by and among Chesapeake Escrow Issuer LLC, and Goldman Sachs & Co. LLC, RBC Capital Markets, LLC, as representatives of the purchasers signatory thereto, with respect to 5.5% Senior Notes due 2026 and 5.875% Senior Notes due 2029.	10-K	001-13726	10.10	3/1/2021

10.11	Indenture dated as of February 5, 2021, among Chesapeake Escrow Issuer LLC, as issuer, the guarantors signatory thereto, and Deutsche Bank Trust Company Americas, as Trustee, with respect to 5.5% Senior Notes due 2026 and 5.875% Senior Notes due 2029.	10-K	001-13726	10.11	3/1/2021

10.12*	Joinder Agreement, dated as of February 9, 2021, by and among Chesapeake Energy Corporation and the Guarantors party thereto, with respect to 5.5% Senior Notes due 2026 and 5.875% Senior Notes due 2029.	10-K	001-13726	10.12	3/1/2021

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed or Furnished Herewith

10.13	First Supplemental Indenture, dated as of February 9, 2021, by and among Chesapeake Energy Corporation, the Guarantors signatory thereto, and Deutsche Bank Trust Company Americas, as Trustee, with respect to 5.5% Senior Notes due 2026 and 5.875% Senior Notes due 2029.	10-K	001-13726	10.13	3/1/2021

10.14	Agreement by and between Robert D. Lawler and Chesapeake Energy Corporation, dated April 27, 2021.	8-K	001-13726	10.1	4/27/2021

10.15	Interim CEO Agreement by and between Michael Wichterich and Chesapeake Energy Corporation, dated April 27, 2021.	8-K	001-13726	10.2	4/27/2021

31.1	Michael Wichterich, Interim Chief Executive Officer, Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Domenic J. Dell’Osso, Jr., Executive Vice President and Chief Financial Officer, Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Michael Wichterich, Interim Chief Executive Officer, Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Domenic J. Dell’Osso, Jr., Executive Vice President and Chief Financial Officer, Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

95.1	Mine Safety Disclosure					X

101 INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101 SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101 LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.					X

101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					X

*	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant hereby undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.
†	Management contract or compensatory plan or arrangement

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHESAPEAKE ENERGY CORPORATION

Date: May 13, 2021	By:	/s/ MICHAEL WICHTERICH
Michael Wichterich Interim Chief Executive Officer

Date: May 13, 2021	By:	/s/ DOMENIC J. DELL’OSSO, JR.
Domenic J. Dell’Osso, Jr. Executive Vice President and Chief Financial Officer