Form 10-Q
period 2021-06-30
CHESAPEAKE ENERGY CORP
filed 2021-08-10
CIK 895126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐      No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court Yes  ☒ No ☐
As of August 5, 2021, there were 98,280,695 shares of our $0.01 par value common stock outstanding.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
INDEX TO FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

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
“Bcf” means billion cubic feet.
“Boe” means barrel of oil equivalent. Natural gas proved reserves and production are converted to Boe, at the pressure and temperature base standard of each respective state in which the natural gas is produced, at the rate of six Mcf of gas per Bbl of oil, based upon the approximate relative energy content of natural gas and oil. NGL proved reserves and production are converted to Boe on a one-to-one basis with oil.
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
“Confirmation Order” means the order confirming the Fifth Amended Joint Chapter 11 Plan of Reorganization of Chesapeake Energy Corporation and its Debtor Affiliates, Docket No. 2915, entered by the Bankruptcy Court on January 16, 2021.
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
“Warrants” means collectively, the Class A Warrants, Class B Warrants and Class C Warrants.
“WTI” means West Texas Intermediate.
“/Bbl” means per barrel.
“/Boe” means per Boe.
“/Mcf” means per Mcf.

PART I. FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	Successor	Predecessor
	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$612	$279
Restricted cash	10	—
Accounts receivable, net	674	746
Short-term derivative assets	—	19
Other current assets	58	64
Total current assets	1,354	1,108
Property and equipment:
Oil and natural gas properties, successful efforts method
Proved oil and natural gas properties	4,960	25,734
Unproved properties	442	1,550
Other property and equipment	491	1,754
Total property and equipment	5,893	29,038
Less: accumulated depreciation, depletion and amortization	(346)	(23,806)
Property and equipment held for sale, net	3	10
Total property and equipment, net	5,550	5,242
Other long-term assets	95	234
Total assets	$6,999	$6,584

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS – (Continued)
(Unaudited)

	Successor	Predecessor
	June 30, 2021	December 31, 2020
Liabilities and equity (deficit)
Current liabilities:
Accounts payable	$281	$346
Current maturities of long-term debt	—	1,929
Accrued interest	24	3
Short-term derivative liabilities	780	93
Other current liabilities	781	723
Total current liabilities	1,866	3,094
Long-term debt, net	1,261	—
Long-term derivative liabilities	211	44
Asset retirement obligations, net of current portion	241	139
Other long-term liabilities	7	5
Liabilities subject to compromise	—	8,643
Total liabilities	3,586	11,925
Contingencies and commitments (Note 6)
Stockholders’ equity (deficit):
Predecessor preferred stock, $0.01 par value, 20,000,000 shares authorized: 0 and 5,563,458 shares outstanding	—	1,631
Predecessor common stock, $0.01 par value, 22,500,000 shares authorized: 0 and 9,780,547 shares issued	—	—
Predecessor additional paid-in capital	—	16,937
Predecessor accumulated other comprehensive income	—	45
Successor common stock, $0.01 par value, 450,000,000 shares authorized: 97,954,037 and 0 shares issued	1	—
Successor additional paid-in capital	3,590	—
Accumulated deficit	(178)	(23,954)
Total stockholders’ equity (deficit)	3,413	(5,341)
Total liabilities and stockholders’ equity (deficit)	$6,999	$6,584

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Successor	Predecessor
	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020

Revenues and other:
Oil, natural gas and NGL	$892	$440
Marketing	539	240
Oil and natural gas derivatives	(740)	(173)
Gains on sales of assets	2	—
Total revenues and other	693	507
Operating expenses:
Production	74	91
Gathering, processing and transportation	211	270
Severance and ad valorem taxes	41	25
Exploration	1	130
Marketing	535	242
General and administrative	24	112
Separation and other termination costs	11	22
Depreciation, depletion and amortization	229	158
Impairments	1	—
Other operating income, net	(4)	(2)
Total operating expenses	1,123	1,048
Loss from operations	(430)	(541)
Other income (expense):
Interest expense	(18)	(137)
Gains on purchases or exchanges of debt	—	2
Other income	9	6
Reorganization items, net	—	394
Total other income (expense)	(9)	265
Loss before income taxes	(439)	(276)
Income tax benefit	—	—
Net loss	(439)	(276)
Net loss attributable to noncontrolling interests	—	—
Net loss attributable to Chesapeake	(439)	(276)
Preferred stock dividends	—	—
Net loss available to common stockholders	$(439)	$(276)
Loss per common share:
Basic	$(4.48)	$(28.22)
Diluted	$(4.48)	$(28.22)
Weighted average common shares outstanding (in thousands):
Basic	97,931	9,779
Diluted	97,931	9,779
The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - (Continued)
(Unaudited)

	Successor	Predecessor
	Period from February 10, 2021 through June 30, 2021	Period from January 1, 2021 through February 9, 2021	Six Months Ended June 30, 2020

Revenues and other:
Oil, natural gas and NGL	$1,445	$398	$1,334
Marketing	816	239	964
Oil and natural gas derivatives	(694)	(382)	734
Gains on sales of assets	6	5	—
Total revenues and other	1,573	260	3,032
Operating expenses:
Production	114	32	213
Gathering, processing and transportation	322	102	555
Severance and ad valorem taxes	65	18	79
Exploration	2	2	412
Marketing	815	237	988
General and administrative	39	21	177
Separation and other termination costs	11	22	27
Depreciation, depletion and amortization	351	72	761
Impairments	1	—	8,522
Other operating expense (income), net	(2)	(12)	66
Total operating expenses	1,718	494	11,800
Loss from operations	(145)	(234)	(8,768)
Other income (expense):
Interest expense	(30)	(11)	(282)
Gains on purchases or exchanges of debt	—	—	65
Other income (expense)	31	2	(11)
Reorganization items, net	—	5,569	394
Total other income	1	5,560	166
Income (loss) before income taxes	(144)	5,326	(8,602)
Income tax benefit	—	(57)	(13)
Net income (loss)	(144)	5,383	(8,589)
Net loss attributable to noncontrolling interests	—	—	16
Net income (loss) attributable to Chesapeake	(144)	5,383	(8,573)
Preferred stock dividends	—	—	(22)
Net income (loss) available to common stockholders	$(144)	$5,383	$(8,595)
Earnings (loss) per common share:
Basic	$(1.47)	$550.35	$(880.18)
Diluted	$(1.47)	$534.51	$(880.18)
Weighted average common shares outstanding (in thousands):
Basic	97,922	9,781	9,765
Diluted	97,922	10,071	9,765

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Successor	Predecessor
	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020

Net loss	$(439)	$(276)
Other comprehensive income, net of income tax:
Reclassification of losses on settled derivative instruments	—	8
Other comprehensive income	—	8
Comprehensive loss	(439)	(268)
Comprehensive loss attributable to noncontrolling interests	—	—
Comprehensive loss attributable to Chesapeake	$(439)	$(268)

	Successor	Predecessor
	Period from February 10, 2021 through June 30, 2021	Period from January 1, 2021 through February 9, 2021	Six Months Ended June 30, 2020

Net income (loss)	$(144)	$5,383	$(8,589)
Other comprehensive income, net of income tax:
Reclassification of losses on settled derivative instruments	—	3	17
Other comprehensive income	—	3	17
Comprehensive income (loss)	(144)	5,386	(8,572)
Comprehensive loss attributable to noncontrolling interests	—	—	16
Comprehensive income (loss) attributable to Chesapeake	$(144)	$5,386	$(8,556)
The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Successor	Predecessor
	Period from February 10, 2021 through June 30, 2021	Period from January 1, 2021 through February 9, 2021	Six Months Ended June 30, 2020

Cash flows from operating activities:
Net income (loss)	$(144)	$5,383	$(8,589)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation, depletion and amortization	351	72	761
Deferred income tax benefit	—	(57)	(10)
Derivative (gains) losses, net	694	382	(734)
Cash receipts (payments) on derivative settlements, net	(145)	(17)	880
Stock-based compensation	3	3	9
Gains on sales of assets	(6)	(5)	—
Impairments	1	—	8,522
Non-cash reorganization items, net	—	(6,680)	(449)
Exploration	1	2	406
Gains on purchases or exchanges of debt	—	—	(65)
Other	(3)	45	1
Changes in assets and liabilities	51	851	41
Net cash provided by (used in) operating activities	803	(21)	773
Cash flows from investing activities:
Capital expenditures	(226)	(66)	(867)
Proceeds from divestitures of property and equipment	6	—	11
Net cash used in investing activities	(220)	(66)	(856)
Cash flows from financing activities:
Proceeds from Exit Credit Facility - Tranche A Loans	30	—	—
Payments on Exit Credit Facility - Tranche A Loans	(80)	(479)	—
Proceeds from pre-petition revolving credit facility borrowings	—	—	3,806
Payments on pre-petition revolving credit facility borrowings	—	—	(3,467)
Payments on DIP Facility borrowings	—	(1,179)	—
Proceeds from issuance of senior notes, net	—	1,000	—
Proceeds from issuance of common stock	—	600	—
Proceeds from warrant exercise	2	—	—
Debt issuance and other financing costs	(3)	(8)	(55)
Cash paid to purchase debt	—	—	(95)
Cash paid for common stock dividends	(34)	—	—
Cash paid for preferred stock dividends	—	—	(22)
Other	(2)	—	(8)
Net cash provided by (used in) financing activities	(87)	(66)	159
Net increase (decrease) in cash, cash equivalents and restricted cash	496	(153)	76
Cash, cash equivalents and restricted cash, beginning of period	126	279	6
Cash, cash equivalents and restricted cash, end of period	$622	$126	$82

Cash and cash equivalents	$612	$40	$82
Restricted cash	10	86	—
Total cash, cash equivalents and restricted cash	$622	$126	$82

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(Unaudited)

Supplemental disclosures to the condensed consolidated statements of cash flows are presented below:

	Successor	Predecessor
	Period from February 10, 2021 through June 30, 2021	Period from January 1, 2021 through February 9, 2021	Six Months Ended June 30, 2020

Supplemental cash flow information:
Cash paid for reorganization items, net	$65	$66	$55
Interest paid, net of capitalized interest	$3	$13	$177
Income taxes paid, net of refunds received	$(3)	$—	$(2)

Supplemental disclosure of significant non-cash investing and financing activities:
Change in accrued drilling and completion costs	$14	$(5)	$(223)
Put option premium on equity backstop agreement	$—	$60	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Attributable to Chesapeake
	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Treasury Stock	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of March 31, 2021 (Successor)	—	$—	97,907,081	$1	$3,585	$295	$—	$—	$—	$3,881
Stock-based compensation	—	—	921	—	3	—	—	—	—	3
Issuance of common stock for warrant exercise	—	—	46,035	—	2	—	—	—	—	2
Net loss	—	—	—	—	—	(439)	—	—	—	(439)
Dividends on common stock	—	—	—	—	—	(34)	—	—	—	(34)
Balance as of June 30, 2021 (Successor)	—	$—	97,954,037	$1	$3,590	$(178)	$—	$—	$—	$3,413

	Attributable to Chesapeake
	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Non-controlling Interest	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance as of March 31, 2020 (Predecessor)	5,563,458	$1,631	9,783,773	$—	$16,920	$(22,517)	$21	$—	$21	$(3,924)
Stock-based compensation	—	—	(3,571)	—	4	—	—	—	—	4
Net loss attributable to Chesapeake	—	—	—	—	—	(276)	—	—	—	(276)
Hedging activity	—	—	—	—	—	—	8	—	—	8
Balance as of June 30, 2020 (Predecessor)	5,563,458	$1,631	9,780,202	$—	$16,924	$(22,793)	$29	$—	$21	$(4,188)
The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - (Continued)
(Unaudited)

	Attributable to Chesapeake
	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Treasury Stock	Non-controlling Interest	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020 (Predecessor)	5,563,358	$1,631	9,780,547	$—	$16,937	$(23,954)	$45	$—	$—	$(5,341)
Stock-based compensation	—	—	67	—	3	—	—	—	—	3
Hedging activity	—	—	—	—	—	—	3	—	—	3
Net income	—	—	—	—	—	5,383	—	—	—	5,383
Cancellation of Predecessor Equity	(5,563,358)	(1,631)	(9,780,614)	—	(16,940)	18,571	(48)	—	—	(48)
Issuance of Successor common stock	—	—	97,907,081	1	3,330	—	—	—	—	3,331
Issuance of Successor Class A warrants	—	—	—	—	93	—	—	—	—	93
Issuance of Successor Class B warrants	—	—	—	—	94	—	—	—	—	94
Issuance of Successor Class C warrants	—	—	—	—	68	—	—	—	—	68
Balance as of February 9, 2021 (Predecessor)	—	$—	97,907,081	$1	$3,585	$—	$—	$—	$—	$3,586

Balance as of February 10, 2021 (Successor)	—	$—	97,907,081	$1	$3,585	$—	$—	$—	$—	$3,586
Stock-based compensation	—	—	921	—	3	—	—	—	—	3
Issuance of common stock for warrant exercise	—	—	46,035	—	2	—	—	—	—	2
Net loss	—	—	—	—	—	(144)	—	—	—	(144)
Dividends on common stock	—	—	—	—	—	(34)	—	—	—	(34)
Balance as of June 30, 2021 (Successor)	—	$—	97,954,037	$1	$3,590	$(178)	$—	$—	$—	$3,413

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - (Continued)
(Unaudited)

	Attributable to Chesapeake
	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Non-controlling Interest	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2019 (Predecessor)	5,563,458	$1,631	9,772,793	$—	$16,973	$(14,220)	$12	$(32)	$37	$4,401
Stock-based compensation	—	—	7,409	—	(27)	—	—	—	—	(27)
Dividends on preferred stock	—	—	—	—	(22)	—	—	—	—	(22)
Hedging activity	—	—	—	—	—	—	17	—	—	17
Net loss attributable to Chesapeake	—	—	—	—	—	(8,573)	—	—	—	(8,573)
Purchase of shares for company benefit plans	—	—	—	—	—	—	—	(2)	—	(2)
Release of shares for company benefit plans	—	—	—	—	—	—	—	34	—	34
Net loss attributable to noncontrolling interests	—	—	—	—	—	—	—	—	(16)	(16)
Balance as of June 30, 2020 (Predecessor)	5,563,458	$1,631	9,780,202	$—	16,924	$(22,793)	$29	$—	$21	$(4,188)
The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation and Summary of Significant Accounting Policies
Description of Company
Chesapeake Energy Corporation (“Chesapeake”, “we,” “our”, “us” or the “Company”) is an oil and natural gas exploration and production company engaged in the acquisition, exploration and development of properties for the production of oil, natural gas and NGL from underground reservoirs. Our operations are located onshore in the United States. As discussed in Note 2 below, we filed the Chapter 11 Cases on the Petition Date and subsequently operated as a debtor-in-possession, in accordance with applicable provisions of the Bankruptcy Code, until emergence on February 9, 2021. To facilitate our financial statement presentations, we refer to the post-emergence reorganized Company in these condensed consolidated financial statements and footnotes as the “Successor” for periods subsequent to February 9, 2021, and to the pre-emergence company as “Predecessor” for periods on or prior to February 9, 2021.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Chesapeake were prepared in accordance with GAAP and the rules and regulations of the SEC. Pursuant to such rules and regulations, certain disclosures have been condensed or omitted.
This Quarterly Report on Form 10-Q (this “Form 10-Q”) relates to the financial position and periods of February 10, 2021 through June 30, 2021 (“2021 Successor Period”), and January 1, 2021 through February 9, 2021 (“2021 Predecessor Period”), the three months ended June 30, 2021 (“2021 Successor Quarter”), and the three and six months ended June 30, 2020 (“2020 Predecessor Quarter” and “2020 Predecessor Period”, respectively). Our annual report on Form 10-K for the year ended December 31, 2020 (“2020 Form 10-K”) should be read in conjunction with this Form 10-Q. Except as disclosed herein, and with the exception of information in this report related to our emergence from Chapter 11 and fresh start accounting, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the 2020 Form 10-K. The accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of our condensed consolidated financial statements and accompanying notes and include the accounts of our direct and indirect wholly-owned subsidiaries and entities in which we have a controlling financial interest. Intercompany accounts and balances have been eliminated. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.
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
Restricted Cash
As of June 30, 2021, we had restricted cash of $10 million. The restricted funds are maintained primarily to pay certain convenience class unsecured claims following our emergence from bankruptcy.
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
•Each holder of an equity interest in the Predecessor, including Predecessor’s common and preferred stock, had such interest canceled, released, and extinguished without any distribution.

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
Additionally, pursuant to the Plan confirmed by the Bankruptcy Court, the Company’s post-emergence Board of Directors is comprised of six directors, including the Company’s Interim Chief Executive Officer, Michael Wichterich, and five non-employee directors, Timothy S. Duncan, Benjamin C. Duster, IV, Sarah Emerson, Matthew M. Gallagher and Brian Steck.

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

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Warrants. The fair values of the Warrants issued upon the Effective Date were estimated using a Black-Scholes model, a commonly used option-pricing model. The Black-Scholes model was used to estimate the fair value of the warrants with an implied stock price of $20.52; initial exercise price per share of $27.63, $32.13 and $36.18 for Class A, Class B and Class C Warrants, respectively; expected volatility of 58% estimated using volatilities of similar entities; risk-free rate using a 5-year Treasury bond rate; and an expected annual dividend yield which was estimated to be zero.
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

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
(i)Change in long-term debt include the following:

Issuance of the Notes	$1,000
Issuance of Tranche A and Tranche B Loans	750
Payments on Tranche A Loans	(479)
Debt issuance costs for the Notes	(10)
Net impact to long-term debt, net	$1,261
(j) Reflects reinstatement of a long-term lease liability.
(k) On the Effective Date, liabilities subject to compromise were settled in accordance with the Plan as follows:

Liabilities subject to compromise pre-emergence	$9,574
To be reinstated on the Effective Date:
Accounts payable	$(2)
Other current liabilities	(191)
Other long-term liabilities	(2)
Total liabilities reinstated	$(195)
Consideration provided to settle amounts per the Plan or Reorganization:
Issuance of Successor common stock associated with the Rights Offering and Backstop Commitment and settlement of the Put Option Premium	$(2,311)
Proceeds from issuance of Successor common stock associated with the Rights Offering and Backstop Commitment	600
Issuance of Successor common stock to FLLO Term Loan holders, incremental to the Rights Offering and Backstop Commitment	(783)
Issuance of Successor common stock to second lien note holders, incremental to the Rights Offering and Backstop Commitment	(124)
Issuance of Successor common stock to unsecured note holders	(45)
Issuance of Successor common stock to general unsecured claims	(8)
Fair value of Class A Warrants	(93)
Fair value of Class B Warrants	(94)
Fair value of Class C Warrants	(68)
Proceeds to holders of general unsecured claims	(10)
Total consideration provided to settle amounts per the Plan	$(2,936)
Gain on settlement of liabilities subject to compromise	$6,443
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
The following table summarizes the components in reorganization items, net included in our unaudited condensed consolidated statements of operations:

	Successor	Predecessor
	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
Write off of unamortized debt premiums (discounts) on Predecessor debt	$—	$518
Write off of unamortized debt issuance costs on Predecessor debt	—	(61)
DIP Facility financing costs	—	(63)
Total reorganization items, net	$—	$394

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Successor	Predecessor
	Period from February 10, 2021 through June 30, 2021	Period from January 1, 2021 through February 9, 2021	Six Months Ended June 30, 2020
Gains on the settlement of liabilities subject to compromise	$—	$6,443	$—
Accrual for allowed claims	—	(1,002)	—
Write off of unamortized debt premiums (discounts) on Predecessor debt	—	—	518
Write off of unamortized debt issuance costs on Predecessor debt	—	—	(61)
Gain on fresh start adjustments	—	201	—
Gain from release of commitment liabilities	—	55	—
DIP Facility financing costs	—	—	(63)
Professional service provider fees and other	—	(60)	—
Success fees for professional service providers	—	(38)	—
Surrender of other receivable	—	(18)	—
FLLO alternative transaction fee	—	(12)	—
Total reorganization items, net	$—	$5,569	$394

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

4.	Earnings Per Share
Basic net income (loss) per common share is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is calculated in the same manner, but includes the impact of potentially dilutive securities. Potentially dilutive securities during the Successor Period consist of issuable shares related to warrants and unvested restricted stock and during the Predecessor Period have historically consisted of unvested restricted stock, contingently issuable shares related to preferred stock and convertible senior notes unless their effect was antidilutive.
The reconciliations between basic and diluted earnings (loss) per share are as follows:

	Successor	Predecessor
	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
Numerator
Net loss, basic and diluted	$(439)	$(276)

Denominator (in thousands)
Weighted average common shares outstanding, basic	97,931	9,779
Effect of potentially dilutive securities
Preferred stock	—	—
Warrants	—	—
Restricted stock	—	—
Weighted average common shares outstanding, diluted	97,931	9,779

Loss per common share
Loss per common share, basic	$(4.48)	$(28.22)
Loss per common share, diluted	$(4.48)	$(28.22)
Successor
During the 2021 Successor Quarter, the diluted earnings (loss) per share calculation excludes the effect of 2,092,918 reserved shares of common stock and 3,948,893 reserved Class C warrants related to the settlement of general unsecured claims associated with the Chapter 11 Cases as all necessary conditions had not been met to be considered dilutive shares as of the 2021 Successor Quarter. Additionally, the 2021 Successor Quarter had a net loss and therefore the diluted earnings (loss) per share calculation excludes the antidilutive effect of 12,186,128 issuable shares related to warrants and 121,348 shares of restricted stock.
Predecessor
The diluted earnings (loss) per share calculation for the 2020 Predecessor Quarter excludes the antidilutive effect of 290,716 shares of common stock equivalent of our preferred stock.
We had the option to settle conversions of the 5.5% convertible senior notes due 2026 with cash, shares or common stock or any combination thereof. As the price of our common stock was below the conversion threshold level for any time during the conversion period, there was no impact to diluted earnings (loss) per share.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Successor	Predecessor
	Period from February 10, 2021 through June 30, 2021	Period from January 1, 2021 through February 9, 2021	Six Months Ended June 30, 2020
Numerator
Net income (loss), basic and diluted	$(144)	$5,383	$(8,595)

Denominator (in thousands)
Weighted average common shares outstanding, basic	97,922	9,781	9,765
Effect of potentially dilutive securities
Preferred stock	—	290	—
Warrants	—	—	—
Restricted stock	—	—	—
Weighted average common shares outstanding, diluted	97,922	10,071	9,765

Earnings (loss) per common share
Earnings (loss) per common share, basic	$(1.47)	$550.35	$(880.18)
Earnings (loss) per common share, diluted	$(1.47)	$534.51	$(880.18)
Successor
During the 2021 Successor Period, the diluted earnings (loss) per share calculation excludes the effect of 2,092,918 reserved shares of common stock and 3,948,893 reserved Class C warrants related to the settlement of general unsecured claims associated with the Chapter 11 Cases as all necessary conditions had not been met to be considered dilutive shares as of the 2021 Successor Period. Additionally, the 2021 Successor Period had a net loss and therefore the diluted earnings (loss) per share calculation excludes the antidilutive effect of 11,275,229 issuable shares related to warrants and 66,817 shares of restricted stock.
Predecessor
The diluted earnings (loss) per share calculation for the 2020 Predecessor Period excludes the antidilutive effect of 290,716 shares of common stock equivalent of our preferred stock.
We had the option to settle conversions of the 5.5% convertible senior notes due 2026 with cash, shares or common stock or any combination thereof. As the price of our common stock was below the conversion threshold level for any time during the conversion period, there was no impact to diluted earnings (loss) per share.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

5.	Debt
Our long-term debt consisted of the following as of June 30, 2021 and December 31, 2020:

	Successor		Predecessor
	June 30, 2021		December 31, 2020
	Carrying Amount	Fair Value(a)	Carrying Amount	Fair Value(a)
Exit Credit Facility - Tranche A Loans	$—	$—	$—	$—
Exit Credit Facility - Tranche B Loans	221	221	—	—
5.5% senior notes due 2026	500	527	—	—
5.875% senior notes due 2029	500	541	—	—
DIP Facility	—	—	—	—
Pre-petition revolving credit facility	—	—	1,929	1,929
Term loan due 2024	—	—	1,500	1,220
11.5% senior secured second lien notes due 2025	—	—	2,330	373
6.625% senior notes due 2020	—	—	176	8
6.875% senior notes due 2020	—	—	73	3
6.125% senior notes due 2021	—	—	167	7
5.375% senior notes due 2021	—	—	127	5
4.875% senior notes due 2022	—	—	272	12
5.75% senior notes due 2023	—	—	167	8
7.00% senior notes due 2024	—	—	624	29
6.875% senior notes due 2025	—	—	2	2
8.00% senior notes due 2025	—	—	246	10
5.5% convertible senior notes due 2026	—	—	1,064	42
7.5% senior notes due 2026	—	—	119	5
8.00% senior notes due 2026	—	—	46	2
8.00% senior notes due 2027	—	—	253	11
Premiums on senior notes	50	—	—	—
Debt issuance costs	(10)	—	—	—
Total debt, net	1,261	1,289	9,095	3,666
Less current maturities of long-term debt	—	—	(1,929)	(1,929)
Less amounts reclassified to liabilities subject to compromise	—	—	(7,166)	(1,737)
Total long-term debt, net	$1,261	$1,289	$—	$—
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
Interest on the Notes is payable semi-annually, on February 1 and August 1 of each year, commencing on August 1, 2021, to holders of record on the immediately preceding January 15 and July 15.
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

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Phase-Out of LIBOR
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848). The purpose of ASU 2020-04 is to provide optional guidance to ease the potential effects on financial reporting of the market-wide migration away from Interbank Offered Rates such as LIBOR, which is expected to be phased out at the end of calendar year 2021, to alternative reference rates. ASU 2020-04 applies only to contracts, hedging relationships, debt arrangements and other transactions that reference a benchmark reference rate expected to be discontinued because of reference rate reform. The amendments in ASU 2020-04 are effective for all entities as of March 12, 2020 through December 31, 2022. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements and related disclosures.
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
Predecessor Senior Notes
In the 2020 Predecessor Period, we repurchased approximately $160 million aggregate principal amount of certain senior notes for $95 million and recorded an aggregate gain of approximately $65 million.

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
We were recently dismissed as a defendant from numerous lawsuits in Oklahoma alleging that we and other companies engaged in activities that have caused earthquakes. The lawsuits sought compensation for injury to real and personal property, diminution of property value, economic losses due to business interruption, interference with the use and enjoyment of property, annoyance and inconvenience, personal injury and emotional distress. In addition, they sought the reimbursement of insurance premiums and the award of punitive damages, attorneys’ fees, costs, expenses and interest. Any allowed claim related to such prepetition litigation will be treated in accordance with the Plan.
We settled outstanding violations with the Pennsylvania Department of Environmental Protection (“PADEP”) regarding gas migration in the vicinity of certain of our wells in Wyoming County, Pennsylvania. The resolution of the matter resulted in monetary sanctions of more than $300,000, which were assessed pursuant to a Proof of Claim filed by PADEP in the Chapter 11 proceedings. Chesapeake will allow the Proof of Claim as a General Unsecured Claim in accordance with the Consent Order and Agreement executed by the parties and Chesapeake’s approved Plan of Reorganization.
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
The aggregate undiscounted commitments under our gathering, processing and transportation agreements, excluding any reimbursement from working interest and royalty interest owners, credits for third-party volumes or future costs under cost-of-service agreements, are presented below:

Successor
June 30, 2021
Remainder of 2021	$330
2022	569
2023	458
2024	390
2025	310
2026 – 2033	1,539
Total	$3,596
In addition, we have entered into long-term agreements for certain natural gas gathering and related services within specified acreage dedication areas in exchange for cost-of-service based fees redetermined annually, or tiered fees based on volumes delivered relative to scheduled volumes. Future gathering fees may vary with the applicable agreement.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

7.	Other Current Liabilities
Other current liabilities as of June 30, 2021 and December 31, 2020 are detailed below:

	Successor	Predecessor
	June 30, 2021	December 31, 2020
Revenues and royalties due others	$404	$236
Accrued drilling and production costs	91	104
Other accrued taxes	62	82
Accrued compensation and benefits	48	59
Hedging	45	7
Operating leases	18	24
Debt and equity financing fees	—	69
Joint interest prepayments received	13	8
Other	100	134
Total other current liabilities	$781	$723

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

8.	Revenue
The following table shows revenue disaggregated by operating area and product type:

	Successor
	Three months ended June 30, 2021
	Oil	Natural Gas	NGL	Total
Appalachia	$—	$226	$—	$226
Gulf Coast	—	124	—	124
South Texas	224	25	36	285
Brazos Valley	162	6	5	173
Powder River Basin	58	16	10	84
Oil, natural gas and NGL revenue	$444	$397	$51	$892

Marketing revenue	$340	$146	$53	$539

	Predecessor
	Three months ended June 30, 2020
	Oil	Natural Gas	NGL	Total
Appalachia	$—	$131	$—	$131
Gulf Coast	—	67	—	67
South Texas	73	21	14	108
Brazos Valley	76	3	1	80
Powder River Basin	29	7	3	39
Mid-Continent	8	5	2	15
Oil, natural gas and NGL revenue	$186	$234	$20	$440

Marketing revenue from contracts with customers	$121	$96	$15	$232
Other marketing revenue	6	2	—	8
Marketing revenue	$127	$98	$15	$240

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Successor
	Period from February 10, 2021 through June 30, 2021
	Oil	Natural Gas	NGL	Total
Appalachia	$—	$389	$—	$389
Gulf Coast	—	194	—	194
South Texas	341	53	55	449
Brazos Valley	251	21	9	281
Powder River Basin	86	30	16	132
Oil, natural gas and NGL revenue	$678	$687	$80	$1,445

Marketing revenue	$502	$243	$71	$816

	Predecessor
	Period from January 1, 2021 through February 9, 2021
	Oil	Natural Gas	NGL	Total
Appalachia	$—	$119	$—	$119
Gulf Coast	—	53	—	53
South Texas	92	15	15	122
Brazos Valley	67	2	2	71
Powder River Basin	20	7	6	33
Oil, natural gas and NGL revenue	$179	$196	$23	$398

Marketing revenue	$141	$78	$20	$239

	Predecessor
	Six Months Ended June 30, 2020
	Oil	Natural Gas	NGL	Total
Appalachia	$—	$306	$—	$306
Gulf Coast	—	151	—	151
South Texas	350	52	34	436
Brazos Valley	248	7	5	260
Powder River Basin	97	23	10	130
Mid-Continent	30	15	6	51
Oil, natural gas and NGL revenue	$725	$554	$55	$1,334

Marketing revenue from contracts with customers	$629	$220	$45	$894
Other marketing revenue	67	3	—	70
Marketing revenue	$696	$223	$45	$964

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
Accounts receivable as of June 30, 2021 and December 31, 2020 are detailed below:

	Successor	Predecessor
	June 30, 2021	December 31, 2020
Oil, natural gas and NGL sales	$531	$589
Joint interest	117	119
Other	27	68
Allowance for doubtful accounts	(1)	(30)
Total accounts receivable, net	$674	$746

9.	Income Taxes
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
As of the Effective Date, we were in a net deferred tax asset position and anticipate being in a net deferred tax asset position as of December 31, 2021. Based on all available positive and negative evidence, including projections of future taxable income, we believe it is more likely than not that some or all of our deferred tax assets will not be realized. Our deferred tax assets relate primarily to the excess tax basis over post emergence book value of oil and natural gas properties along with federal and state net operating loss (“NOL”) carryforwards. A significant piece of objectively verifiable negative evidence evaluated is the cumulative loss incurred over the rolling thirty-six-month period ended June 30, 2021. Such evidence limits our ability to consider various forms of subjective positive evidence, such as any projections of future growth and earnings. However, should we begin to achieve a level of sustained profitability as a restructured entity, increased consideration will need to be given to projections of future taxable income to determine whether such projections provide an adequate source of taxable income for the

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
realization of our deferred tax assets. A full valuation allowance was recorded against our net deferred tax asset position for federal and state purposes as of June 30, 2021 and December 31, 2020.
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
In Chapter 11 bankruptcy cases, the cancellation of debt income (“CODI”) realized upon emergence from bankruptcy is excludible from taxable income but results in a reduction of tax attributes in accordance with the attribute reduction and ordering rules of Section 108 of the Code. The amount of our CODI is estimated to be $5 billion and will be taken completely against, and therefore will reduce, our NOL carryforwards. After taking into account the CODI and the impact of Section 382 of the Code, the remaining federal NOL carryforwards are estimated to be in the range of $2.5 billion to $3.0 billion. Approximately $900 million are NOL carryforwards which expire in 2037 and $1.6 billion to $2.1 billion are NOL carryforwards which do not expire. The reductions in NOL carryforwards for the CODI and expiring NOL carryforwards are expected to be fully offset by a corresponding decrease to our valuation allowance at December 31, 2021. Some states have similar rules for attribute reduction which will result in the reduction of certain of our state NOL carryforwards.

10.	Equity
New Common Stock. As discussed in Note 2, on the Effective Date, we issued an aggregate of approximately 97,907,081 shares of New Common Stock, par value $0.01 per share, to the holders of allowed claims, and approximately 2,092,918 shares of New Common Stock were reserved for future distributions under the Plan.
On August 10, 2021 we declared a quarterly dividend payable of $0.34375 per share, which will be paid on September 9, 2021 to stockholders of record at the close of business on August 24, 2021.
Warrants. As discussed in Note 2, on the Effective Date, we issued 11,111,111 Class A Warrants, 12,345,679 Class B Warrants and 9,768,527 Class C Warrants, that are initially exercisable for one share of New Common Stock per Warrant at initial exercise prices of $27.63, $32.13 and $36.18 per share, respectively, subject to adjustments pursuant to the terms of the Warrants. Additionally, 3,948,893 Class C Warrants were reserved for future issuance. The Warrants are exercisable from the Effective Date until February 9, 2026. The Warrants contain customary anti-dilution adjustments in the event of any stock split, reverse stock split, reclassification, stock dividend or other distributions. The initial exercise prices of the Warrants were adjusted to prevent the dilution of rights for the effects of the quarterly dividend distribution on June 10, 2021, and the adjusted exercise prices are $27.44, $31.91, and $35.93 per share for the Class A, Class B and Class C Warrants, respectively. During the Successor Period, 9,068 Class A, 32,221 Class B, and 5,702 Class C Warrants were converted into 46,035 common shares.
Chapter 11 Proceedings
Upon emergence from Chapter 11 on February 9, 2021, as discussed in Note 2, Predecessor common stock and preferred stock were canceled and released under the Plan without receiving any recovery on account thereof.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

11.	Share-Based Compensation
As discussed in Note 2, on the Effective Date, our Predecessor common stock was canceled and New Common Stock was issued. Accordingly, our then existing share-based compensation awards were also canceled, which resulted in the recognition of any previously unamortized expense related to the canceled awards on the date of cancellation. Share-based compensation for the Predecessor and Successor Periods is not comparable.
Successor Share-Based Compensation
As of the Effective Date, the Board of Directors adopted the LTIP with a share reserve equal to 6,800,000 shares of New Common Stock. The LTIP provides for the grant of restricted stock units, restricted stock awards, stock options, stock appreciation rights, performance awards and other stock awards to the Company’s employees and non-employee directors.
Successor Restricted Stock
In the 2021 Successor Period, we granted restricted stock awards to employees and non-employee directors under the LTIP, which will vest over a three-year and one-year period, respectively. The fair value of restricted stock awards is based on the closing sales price of our common stock on the date of grant, and compensation expense is recognized ratably over the requisite service period. A summary of the changes in unvested restricted stock is presented below:

	Shares of Unvested Restricted Stock	Weighted Average Grant Date Fair Value Per Share
	(in thousands)
Unvested as of February 10, 2021	—	$—
Granted	727	$44.28
Vested	(1)	$44.30
Forfeited/canceled	(18)	$44.30
Unvested as of June 30, 2021	708	$44.28
The aggregate intrinsic value of restricted stock that vested during the 2021 Successor Period was approximately $0.1 million based on the stock price at the time of vesting.
As of June 30, 2021, there was approximately $28 million of total unrecognized compensation expense related to unvested restricted stock. The expense is expected to be recognized over a weighted average period of approximately 2.67 years.
Successor Performance Share Units
In the 2021 Successor Period, we granted performance share units (“PSUs”) to senior management under the LTIP, which will generally vest over a three-year period and will be settled in shares. The performance criteria include share price hurdles, total shareholder return (“TSR”), and relative TSR (“rTSR”). The share price hurdle award could result in a payout between 0% - 100% of the target units, and the TSR and relative TSR awards could result in a total payout between 0% - 200% of the target units. The fair value of the PSUs was measured on the grant date using a Monte Carlo simulation and compensation expense is recognized ratably over the requisite service period because these awards depend on a combination of service and market criteria.
The following table presents the assumptions used in the valuation of the PSUs granted in 2021.

Assumption	Share Price Hurdle	TSR, rTSR
Risk-free interest rate	0.30%	0.23%
Volatility	68.4%	71.4%

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
A summary of the changes in unvested PSUs is presented below:

	Unvested Performance Share Units	Weighted Average Grant Date Fair Value Per Share
	(in thousands)
Unvested as of February 10, 2021	—	$—
Granted	142	$54.23
Vested	—	$—
Forfeited/canceled	—	$—
Unvested as of June 30, 2021	142	$54.23
As of June 30, 2021, there was approximately $7 million of total unrecognized compensation expense related to unvested PSU awards. The expense is expected to be recognized over a weighted average period of approximately 2.87 years.
Predecessor Share-Based Compensation
Our Predecessor share-based compensation program consisted of restricted stock, stock options, PSUs and cash restricted stock units (“CRSUs”) granted to employees and restricted stock granted to non-employee directors under our long-term incentive plans. The restricted stock and stock options were equity-classified awards and the PSUs and CRSUs were liability-classified awards.
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
Restricted Stock, Stock Option, and PSU Compensation. We recognized the following compensation costs, net of actual forfeitures, related to restricted stock, stock options, and PSUs for the Successor and Predecessor Periods:

	Successor	Predecessor
	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
General and administrative expenses	$2	$4
Oil and natural gas properties	1	—
Total restricted stock, stock option, and PSU compensation	$3	$4

	Successor	Predecessor
	Period from February 10, 2021 through June 30, 2021	Period from January 1, 2021 through February 9, 2021	Six Months Ended June 30, 2020
General and administrative expenses	$2	$3	$8
Oil and natural gas properties	1	—	1
Oil, natural gas and NGL production expenses	—	—	1
Total restricted stock, stock option, and PSU compensation	$3	$3	$10

12.	Derivative and Hedging Activities
We use derivative instruments to reduce our exposure to fluctuations in future commodity prices and to protect our expected operating cash flow against significant market movements or volatility. These commodity derivative financial instruments include financial price swaps, basis protection swaps, and collars. All of our oil and natural gas derivative instruments are net settled based on the difference between the fixed-price payment and the floating-price payment, resulting in a net amount due to or from the counterparty.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The estimated fair values of our oil, natural gas and NGL derivative instrument assets (liabilities) as of June 30, 2021 and December 31, 2020 are provided below:

	Successor		Predecessor
	June 30, 2021		December 31, 2020
	Notional Volume	Fair Value	Notional Volume	Fair Value
Oil (MMBbl):
Fixed-price swaps	22	$(524)	27	$(136)
Basis protection swaps	13	(5)	7	(1)
Total oil	35	(529)	34	(137)
Natural gas (Bcf):
Fixed-price swaps	536	(410)	728	10
Collars	113	(46)	53	8
Basis protection swaps	179	(6)	66	1
Total natural gas	828	(462)	847	19
Total estimated fair value		$(991)		$(118)
We have terminated certain commodity derivative contracts that were previously designated as cash flow hedges for which the original contract months are yet to occur. See further discussion below under Effect of Derivative Instruments – Accumulated Other Comprehensive Income (Loss).
Effect of Derivative Instruments – Condensed Consolidated Balance Sheets
The following table presents the fair value and location of each classification of derivative instrument included in the condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020 on a gross basis and after same-counterparty netting:

	Gross Fair Value	Amounts Netted in the Consolidated Balance Sheets	Net Fair Value Presented in the Consolidated Balance Sheets
Successor
As of June 30, 2021
Commodity Contracts:
Short-term derivative asset	$23	$(23)	$—
Long-term derivative asset	6	(6)	—
Short-term derivative liability	(803)	23	(780)
Long-term derivative liability	(217)	6	(211)
Total derivatives	$(991)	$—	$(991)

Predecessor
As of December 31, 2020
Commodity Contracts:
Short-term derivative asset	$84	$(65)	$19
Long-term derivative asset	5	(5)	—
Short-term derivative liability	(158)	65	(93)
Long-term derivative liability	(49)	5	(44)
Total derivatives	$(118)	$—	$(118)

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Effect of Derivative Instruments – Condensed Consolidated Statements of Operations
The components of oil and natural gas derivatives are presented below:

	Successor	Predecessor
	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
Losses on undesignated oil and natural gas derivatives	$(740)	$(165)
Losses on terminated cash flow hedges	—	(8)
Total oil and natural gas derivatives	$(740)	$(173)

	Successor	Predecessor
	Period from February 10, 2021 through June 30, 2021	Period from January 1, 2021 through February 9, 2021	Six Months Ended June 30, 2020
Gains (losses) on undesignated oil and natural gas derivatives	$(694)	$(379)	$751
Losses on terminated cash flow hedges	—	(3)	(17)
Total oil and natural gas derivatives	$(694)	$(382)	$734
Effect of Derivative Instruments – Accumulated Other Comprehensive Income (Loss)
A reconciliation of the changes in accumulated other comprehensive income (loss) in our condensed consolidated statements of stockholders’ equity related to our cash flow hedges is presented below:

	Successor		Predecessor
	Three Months Ended June 30, 2021		Three Months Ended June 30, 2020
	Before Tax	After Tax	Before Tax	After Tax
Balance, beginning of period	$—	$—	$(36)	$21
Losses reclassified to income	—	—	8	8
Balance, end of period	$—	$—	$(28)	$29

	Successor		Predecessor
	Period from February 10, 2021 through June 30, 2021		Period from January 1, 2021 through February 9, 2021		Six Months Ended June 30, 2020
	Before Tax	After Tax	Before Tax	After Tax	Before Tax	After Tax
Balance, beginning of period	$—	$—	$(12)	$45	$(45)	$12
Losses reclassified to income	—	—	3	3	17	17
Fresh start adjustments	—	—	9	9	—	—
Elimination of tax effects	—	—	—	(57)	—	—
Balance, end of period	$—	$—	$—	$—	$(28)	$29
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
Credit Risk Considerations
Our derivative instruments expose us to our counterparties’ credit risk. To mitigate this risk, we enter into derivative contracts only with counterparties that are highly rated or are deemed by us to have acceptable credit strength and deemed by management to be competent and competitive market-makers, and we attempt to limit our exposure to non-performance by any single counterparty. As of June 30, 2021, our oil and natural gas derivative instruments were spread among eight counterparties.
Hedging Arrangements
Certain of our hedging arrangements are with counterparties that are also lenders (or affiliates of lenders) under our Exit Credit Facility. The contracts entered into with these counterparties are secured by the same collateral that secures the Exit Credit Facility. The counterparties’ obligations must be secured by cash or letters of credit to the extent that any mark-to-market amounts owed to us exceed defined thresholds. As of June 30, 2021, we did not have any cash or letters of credit posted as collateral for our commodity derivatives.
Fair Value
The fair value of our derivatives is based on third-party pricing models, which utilize inputs that are either readily available in the public market, such as oil, natural gas and NGL forward curves and discount rates, or can be corroborated from active markets or broker quotes. These values are compared to the values given by our counterparties for reasonableness. As our oil, natural gas and NGL derivatives do not include optionality and therefore generally have no unobservable inputs, they are classified as Level 2. Derivatives are also subject to the risk that either party to a contract will be unable to meet its obligations. We factor non-performance risk into the valuation of our derivatives using current published credit default swap rates. To date, this has not had a material impact on the values of our derivatives.
The following table provides information for financial assets (liabilities) measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020:

	Successor	Predecessor
Significant Other Observable Inputs (Level 2)	June 30, 2021	December 31, 2020
Derivative Assets (Liabilities):
Commodity assets	$29	$88
Commodity liabilities	(1,020)	(206)
Total derivatives	$(991)	$(118)

13.	Exploration Expense
A summary of our exploration expense is as follows:

	Successor	Predecessor
	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
Impairments of unproved properties	$—	$127
Geological and geophysical expense and other	1	3
Exploration expense	$1	$130

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Successor	Predecessor
	Period from February 10, 2021 through June 30, 2021	Period from January 1, 2021 through February 9, 2021	Six Months Ended June 30, 2020
Impairments of unproved properties	$—	$2	$399
Dry hole expense	—	—	7
Geological and geophysical expense and other	2	—	6
Exploration expense	$2	$2	$412
Unproved oil and natural gas properties are periodically assessed for impairment by considering future drilling and exploration plans, results of exploration activities, commodity price outlooks, planned future sales and expiration of all or a portion of the projects. The exploration expense charges during the 2020 Predecessor Quarter are the result of non-cash impairment charges in unproved properties, primarily in our Gulf Coast operating area. The exploration expense charges during the 2020 Predecessor Period are primarily the result of non-cash impairment charges in unproved properties, primarily in our Brazos Valley, Gulf Coast, Powder River Basin and Mid-Continent operating areas.

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

15.	Other Operating Expense (Income), Net
In the 2020 Predecessor Period, we terminated certain gathering, processing and transportation contracts and recognized a non-recurring $80 million expense related to the contract terminations. The contract terminations removed approximately $169 million of future commitments related to gathering, processing and transportation agreements. See Note 6 for further discussion of contingencies and commitments. The 2020 Predecessor Period contract termination expense is partially offset by $28 million of income from the amortization of volumetric production payment deferred revenue.

16.	Separation and Other Termination Costs
In the 2021 Successor Period, 2021 Predecessor Period and the 2020 Predecessor Period, we incurred charges of approximately $11 million, $22 million and $27 million, respectively, related to one-time termination benefits for certain employees.

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
Reflected above represents material changes to estimated reserves from December 31, 2020 through March 31, 2021. There were no material changes to estimated reserves in the 2021 Successor Quarter. During the quarter ended March 31, 2021, extensions, discoveries and other additions increased primarily due to updates to our five-year development plan in contemplation of emergence from bankruptcy on February 9, 2021 and certainty regarding our ability to finance the development of our proved reserves over a five-year period.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY INFORMATION

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction
The following discussion should be read together with the condensed consolidated financial statements included in Item 1 of Part I of this report and in Item 8 of our 2020 Form 10-K.
We are an independent exploration and production company engaged in the acquisition, exploration and development of properties to produce oil, natural gas and NGL from underground reservoirs. We own a large and geographically diverse portfolio of onshore U.S. unconventional natural gas and liquids assets, including interests in approximately 7,500 gross oil and natural gas wells. Our natural gas resource plays are the Marcellus Shale in the northern Appalachian Basin in Pennsylvania (“Appalachia”) and the Haynesville/Bossier Shales in northwestern Louisiana (“Gulf Coast”). Our liquids-rich resource plays are the Eagle Ford Shale in South Texas (“South Texas” and “Brazos Valley”) and the stacked pay in the Powder River Basin in Wyoming (“Powder River Basin”).
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
In July 2021, we announced our plan to receive independent certification of our natural gas production under the MiQ methane standard and EO100 Standard for Responsible Energy Development. We anticipate that certified natural gas will be available in our Gulf Coast basin by the end of 2021 and in our Appalachia basin by the second quarter of 2022. The MiQ certification will provide a verified approach to tracking our commitment to reduce our methane intensity to 0.09% by 2025, as well as support our overall objective of achieving net-zero direct greenhouse gas emissions by 2035.
Our results of operations as reported in our condensed consolidated financial statements for the 2021 Successor, 2021 Predecessor and 2020 Predecessor Periods are in accordance with GAAP. Although GAAP requires that we report on our results for the periods January 1, 2021 through February 9, 2021 and February 10, 2021 through June 30, 2021 separately, management views our operating results for the six months ended June 30, 2021 by combining the results of the 2021 Predecessor and 2021 Successor Periods because management believes such presentation provides the most meaningful comparison of our results to prior periods. We are not able to compare the 40 days from January 1, 2021 through February 9, 2021 operating results to any of the previous periods reported in the condensed consolidated financial statements and do not believe reviewing this period in isolation would be useful in identifying any trends in or reaching any conclusions regarding our overall operating performance. We believe the key performance indicators such as operating revenues and expenses for the 2021 Successor Period combined with the 2021 Predecessor Period provide more meaningful comparisons to other periods and are useful in understanding operational trends. Additionally, there were no changes in policies between the periods and any material impacts as a result of fresh start accounting were included within the discussion of these changes. These combined results do not comply with GAAP and have not been prepared as pro forma results under applicable regulations, but are presented because we believe they provide the most meaningful comparison of our results to prior periods.

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
The Bankruptcy Court confirmed the Plan and the Debtors entered the Confirmation Order on January 16, 2021. The Debtors emerged from bankruptcy on the Effective Date. In connection with our exit from bankruptcy, we filed a registration statement with the SEC to facilitate future sales of our equity by certain holders of our New Common Stock and warrants. Sales of a substantial number of the New Common Stock in the public markets, or the perception that these sales might occur, could reduce the value of our equity and impair our ability to raise capital through a future sale of, or pay for acquisitions using, our equity. See Note 2 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for a complete discussion of the Chapter 11 Cases.
Chief Executive Officer
On April 27, 2021, we announced the departure of Doug Lawler from his positions as Chief Executive Officer and Director of Chesapeake, effective April 30, 2021. Michael Wichterich, the Chairman of our Board of Directors, serves as Interim Chief Executive Officer while the Board of Directors conducts a search for a new Chief Executive Officer, which it expects to complete over the coming months.
Mr. Wichterich intends to continue in his role as Chair of the Board of Directors following the appointment of Chesapeake's new Chief Executive Officer. During the period that Mr. Wichterich is both the Chair of the Board of Directors and Interim Chief Executive Officer, Matt Gallagher, the Chair of Chesapeake's Nominating and Governance Committee, will serve as Lead Independent Director.
COVID-19 Pandemic and Impact on Global Demand for Oil and Natural Gas
The global spread of COVID-19 created significant volatility, uncertainty, and economic disruption during 2020 and into 2021. The pandemic has reached more than 200 countries and territories and has resulted in widespread adverse impacts on the global economy and on our customers and other parties with whom we have business relations. To date, we have experienced limited operational impacts as a result of COVID-19 or related governmental restrictions. While we cannot predict the full impact that COVID-19 or the current significant disruption and volatility in the oil and natural gas markets will have on our business, cash flows, liquidity, financial condition and results of operations, we believe demand is recovering and prices will continue to be positively impacted. For additional discussion regarding risks associated with the COVID-19 pandemic, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2020 Form 10-K and Item 1A “Risk Factors” in our 2020 Form 10-K.

Liquidity and Capital Resources
Liquidity Overview
For the 2021 Successor Period, our primary sources of capital resources and liquidity have consisted of internally generated cash flows from operations, and our primary uses of cash have been for the development of our oil and gas properties and return of value to shareholders through our dividend. Historically, our primary sources of capital resources and liquidity have consisted of internally generated cash flows from operations, borrowings under certain credit agreements and dispositions of non-core assets. Our ability to issue additional indebtedness, dispose of assets or access the capital markets was substantially limited during the Chapter 11 Cases and required court approval in most instances. Accordingly, our liquidity in the Predecessor Periods depended mainly on cash generated from operations and available funds under certain credit agreements including the DIP Facility in the 2021 Predecessor Period and revolving credit facility in the 2020 Predecessor Period.
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
We believe our cash flow from operations, cash on hand and borrowing capacity under the Exit Credit Facility, as discussed below, will provide sufficient liquidity during the next 12 months and the foreseeable future. As of June 30, 2021, we had $2.346 billion of liquidity available, including $612 million of cash on hand and $1.734 billion of aggregate unused borrowing capacity available under the Exit Credit Facility. As of June 30, 2021, we had no outstanding borrowings under our Exit Credit Facility – Tranche A Loans and $221 million in borrowings under our Exit Credit Facility – Tranche B Loans. See Note 5 of the notes to our condensed consolidated financial statements included in Item 1 of this report for further discussion of our debt obligations, including carrying and fair value of our senior notes.
Dividend
With our strong liquidity position, we initiated a new dividend strategy. We expect the annual dividend on our common shares of $1.375 per share will be paid quarterly and made the first payment on June 10, 2021 to stockholders of record at the close of business on May 24, 2021. The second payment will be payable on September 9, 2021 to stockholders of record at the close of business on August 24, 2021.
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
Contractual Obligations and Off-Balance Sheet Arrangements
As of June 30, 2021, our material contractual obligations included repayment of senior notes, outstanding borrowings and interest payment obligations under the Exit Credit Facility, asset retirement obligations, lease obligations, undrawn letters of credit and various other commitments we enter into in the ordinary course of business that could result in future cash obligations. In addition, we have contractual commitments with midstream companies and pipeline carriers for future gathering, processing and transportation of oil, natural gas and NGL to move certain of our production to market. The estimated gross undiscounted future commitments under these agreements were approximately $3.6 billion as of June 30, 2021. As discussed above, we estimate the sources of our capital will continue to be adequate to fund our near and long-term contractual obligations.
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
Sources of Funds
The following table presents the sources of our cash and cash equivalents for the Successor and Predecessor periods.

	Successor	Predecessor
	Period from February 10, 2021 through June 30, 2021	Period from January 1, 2021 through February 9, 2021	Six Months Ended June 30, 2020
Cash provided by (used in) operating activities	$803	$(21)	$773
Proceeds from issuance of senior notes	—	1,000	—
Proceeds from issuance of common stock	—	600	—
Proceeds from warrant exercise	2	—	—
Proceeds from divestitures of property and equipment	6	—	11
Proceeds from revolving pre-petition credit facility borrowings, net	—	—	339
Total sources of cash and cash equivalents	$811	$1,579	$1,123
Cash Flows from Operating Activities
Cash provided by operating activities was $803 million in the 2021 Successor Period, cash used in operating activities was $21 million in the 2021 Predecessor Period, and cash provided by operating activities was $773 million in the 2020 Predecessor Period. The increase in the 2021 Successor Period is primarily due to higher prices for the oil, natural gas and NGL we sold partially offset by lower volumes of oil, natural gas and NGL sold. The cash used in the 2021 Predecessor Period was primarily due to payment of professional fees related to the Chapter 11 Cases. Cash flows from operations are largely affected by the same factors that affect our net income, excluding various non-cash items, such as depreciation, depletion and amortization, certain impairments, gains or losses on sales of assets, deferred income taxes and mark-to-market changes in our open derivative instruments. See further discussion below under Results of Operations.
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

Uses of Funds
The following table presents the uses of our cash and cash equivalents for the Successor and Predecessor periods:

	Successor	Predecessor
	Period from February 10, 2021 through June 30, 2021	Period from January 1, 2021 through February 9, 2021	Six Months Ended June 30, 2020
Oil and Natural Gas Expenditures:
Capital expenditures	$226	$66	$867
Other Uses of Cash and Cash Equivalents:
Payments on Exit Credit Facility - Tranche A Loans, net	50	479	—
Payments on DIP Facility borrowings	—	1,179	—
Cash paid to purchase debt	—	—	95
Debt issuance and other financing costs	3	8	55
Common stock dividends paid	34	—	—
Preferred stock dividends paid	—	—	22
Other	2	—	8
Total other uses of cash and cash equivalents	89	1,666	180
Total uses of cash and cash equivalents	$315	$1,732	$1,047
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
Cash Paid to Purchase Debt
In the 2020 Predecessor Period, we repurchased approximately $160 million aggregate principal amount of our senior notes for $95 million.
Common Stock Dividends
As part of our dividend program, we paid dividends of $34 million on our common stock in the 2021 Successor Period.
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

Results of Operations
Oil, Natural Gas and NGL Production and Average Sales Prices

	Successor
	Three Months Ended June 30, 2021
	Oil		Natural Gas		NGL		Total
	MBbl per day	$/Bbl	MMcf per day	$/Mcf	MBbl per day	$/Bbl	MBoe per day	$/Boe
Appalachia	—	—	1,279	1.94	—	—	213	11.67
Gulf Coast	—	—	531	2.57	—	—	88	15.40
South Texas	37	66.13	108	2.55	16	23.86	72	43.73
Brazos Valley	27	64.83	35	1.81	4	17.95	37	51.63
Powder River Basin	10	64.27	57	3.10	3	30.39	23	40.13
Total	74	65.41	2,010	2.17	23	23.90	433	22.64

	Predecessor
	Three Months Ended June 30, 2020
	Oil		Natural Gas		NGL		Total
	MBbl per day	$/Bbl	MMcf per day	$/Mcf	MBbl per day	$/Bbl	MBoe per day	$/Boe
Appalachia	—	—	1,051	1.38	—	—	175	8.26
Gulf Coast	—	—	502	1.46	—	—	84	8.75
South Texas	40	20.15	117	1.95	16	9.68	75	15.76
Brazos Valley	36	23.42	49	0.69	6	1.93	50	17.58
Powder River Basin	13	23.80	52	1.44	3	10.59	25	16.96
Mid-Continent	4	24.41	35	1.50	3	8.03	12	13.39
Total	93	22.06	1,806	1.42	28	7.86	421	11.46

	Successor
	Period from February 10, 2021 through June 30, 2021
	Oil		Natural Gas		NGL		Total
	MBbl per day	$/Bbl	MMcf per day	$/Mcf	MBbl per day	$/Bbl	MBoe per day	$/Boe
Appalachia	—	—	1,280	2.15	—	—	213	12.93
Gulf Coast	—	—	529	2.61	—	—	88	15.65
South Texas	37	64.70	108	3.46	15	25.29	71	44.93
Brazos Valley	28	63.32	35	4.32	4	17.44	37	52.92
Powder River Basin	10	62.42	57	3.71	4	31.98	23	41.00
Total	75	63.89	2,009	2.43	23	24.99	432	23.68

	Predecessor
	Period from January 1, 2021 through February 9, 2021
	Oil		Natural Gas		NGL		Total
	MBbl per day	$/Bbl	MMcf per day	$/Mcf	MBbl per day	$/Bbl	MBoe per day	$/Boe
Appalachia	—	—	1,233	2.42	—	—	206	14.49
Gulf Coast	—	—	543	2.44	—	—	90	14.62
South Texas	42	54.12	127	3.00	14	26.04	78	39.20
Brazos Valley	32	52.37	38	1.14	4	16.09	42	42.23
Powder River Basin	10	51.96	61	2.92	4	34.31	24	34.25
Total	84	53.21	2,002	2.45	22	25.92	440	22.63

	Predecessor
	Six Months Ended June 30, 2020
	Oil		Natural Gas		NGL		Total
	MBbl per day	$/Bbl	MMcf per day	$/Mcf	MBbl per day	$/Bbl	MBoe per day	$/Boe
Appalachia	—	—	1,013	1.66	—	—	168	9.99
Gulf Coast	—	—	529	1.58	—	—	88	9.46
South Texas	52	37.49	138	2.08	18	10.79	92	26.17
Brazos Valley	38	35.62	59	0.63	7	3.82	56	25.77
Powder River Basin	15	34.71	71	1.69	4	12.37	32	22.40
Mid-Continent	4	36.35	42	1.93	3	11.37	14	19.14
Total	109	36.39	1,852	1.64	32	9.48	450	16.28

Oil, Natural Gas and NGL Sales

	Successor
	Three months ended June 30, 2021
	Oil	Natural Gas	NGL	Total
Appalachia	$—	$226	$—	$226
Gulf Coast	—	124	—	124
South Texas	224	25	36	285
Brazos Valley	162	6	5	173
Powder River Basin	58	16	10	84
Oil, natural gas and NGL revenue	$444	$397	$51	$892

	Predecessor
	Three months ended June 30, 2020
	Oil	Natural Gas	NGL	Total
Appalachia	$—	$131	$—	$131
Gulf Coast	—	67	—	67
South Texas	73	21	14	108
Brazos Valley	76	3	1	80
Powder River Basin	29	7	3	39
Mid-Continent	8	5	2	15
Oil, natural gas and NGL revenue	$186	$234	$20	$440

	Successor
	Period from February 10, 2021 through June 30, 2021
	Oil	Natural Gas	NGL	Total
Appalachia	$—	$389	$—	$389
Gulf Coast	—	194	—	194
South Texas	341	53	55	449
Brazos Valley	251	21	9	281
Powder River Basin	86	30	16	132
Total oil, natural gas and NGL sales	$678	$687	$80	$1,445

	Predecessor
	Period from January 1, 2021 through February 9, 2021
	Oil	Natural Gas	NGL	Total
Appalachia	$—	$119	$—	$119
Gulf Coast	—	53	—	53
South Texas	92	15	15	122
Brazos Valley	67	2	2	71
Powder River Basin	20	7	6	33
Total oil, natural gas and NGL sales	$179	$196	$23	$398

	Non-GAAP Combined
	Six Months Ended June 30, 2021
	Oil	Natural Gas	NGL	Total
Appalachia	$—	$508	$—	$508
Gulf Coast	—	247	—	247
South Texas	433	68	70	571
Brazos Valley	318	23	11	352
Powder River Basin	106	37	22	165
Total oil, natural gas and NGL sales	$857	$883	$103	$1,843

	Predecessor
	Six Months Ended June 30, 2020
	Oil	Natural Gas	NGL	Total
Appalachia	$—	$306	$—	$306
Gulf Coast	—	151	—	151
South Texas	350	52	34	436
Brazos Valley	248	7	5	260
Powder River Basin	97	23	10	130
Mid-Continent	30	15	6	51
Total oil, natural gas and NGL sales	$725	$554	$55	$1,334
Oil, natural gas and NGL sales in the 2021 Successor Quarter increased $452 million compared to the 2020 Predecessor Quarter. The increase is primarily attributable to a $440 million increase in revenues from higher average prices received coupled with a $12 million increase in revenues due to slightly higher sales volumes. The higher average prices received are consistent with the upward trend in index prices for all products seen throughout the 2021 Successor Quarter.

Oil, natural gas and NGL sales in the combined 2021 Successor and Predecessor Periods increased $509 million compared to the 2020 Predecessor Period. The increase is primarily attributable to a $562 million increase in revenues from higher average prices received, partially offset by a $53 million decrease in revenues due to lower sales volumes from reduced capital allocation, temporary well shut-ins, and the sale of Mid-Continent properties in 2020. Average daily production sold decreased in the combined 2021 Successor and Predecessor Periods as compared to the 2020 Predecessor Period due to a reduction in South Texas, Brazos Valley, and Powder River Basin wells turned-in-line, partially offset by an increase in new well completions in Appalachia.
Production Expenses

	Successor		Predecessor
	Three Months Ended June 30, 2021		Three Months Ended June 30, 2020
		$/Boe		$/Boe
Appalachia	$9	0.44	$7	0.46
Gulf Coast	11	1.30	11	1.41
South Texas	29	4.46	25	3.72
Brazos Valley	18	5.41	22	4.91
Powder River Basin	7	3.61	10	4.13
Mid-Continent	—	—	16	13.94
Total production expenses	$74	1.87	$91	2.37

	Successor		Predecessor		Non-GAAP Combined		Predecessor
	Period from February 10, 2021 through June 30, 2021		Period from January 1, 2021 through February 9, 2021		Six Months Ended June 30, 2021		Six Months Ended June 30, 2020
		$/Boe		$/Boe		$/Boe		$/Boe
Appalachia	$14	0.46	$4	0.50	$18	0.47	$16	0.52
Gulf Coast	17	1.37	4	1.12	21	1.31	22	1.36
South Texas	43	4.32	12	3.90	55	4.22	61	3.66
Brazos Valley	28	5.26	9	4.85	37	5.16	50	4.95
Powder River Basin	12	3.88	3	3.37	15	3.76	28	4.81
Mid-Continent	—	—	—	—	—	—	36	13.94
Total production expenses	$114	1.88	$32	1.80	$146	1.86	$213	2.60
Production expenses in the 2021 Successor Quarter decreased $17 million as compared to the 2020 Predecessor Quarter. The decrease was primarily due to a $16 million reduction from the sale of Mid-Continent properties in 2020.
Production expenses in the combined 2021 Successor and Predecessor Periods decreased $67 million as compared to the 2020 Predecessor Period. The decrease was primarily due to a $36 million reduction from the sale of Mid-Continent properties in 2020 and $31 million reduction in variable expense categories in our liquids-rich operating areas due to lower production volumes from reduced capital allocation.

Gathering, Processing and Transportation Expenses

	Successor		Predecessor
	Three Months Ended June 30, 2021		Three Months Ended June 30, 2020
		$/Boe		$/Boe
Appalachia	$79	4.07	$73	4.61
Gulf Coast	25	3.15	40	5.20
South Texas	79	12.11	123	17.94
Brazos Valley	3	1.06	5	1.13
Powder River Basin	25	11.69	23	10.05
Mid-Continent	—	—	6	5.70
Total gathering, processing and transportation expenses	$211	5.36	$270	7.04

	Successor		Predecessor		Non-GAAP Combined		Predecessor
	Period from February 10, 2021 through June 30, 2021		Period from January 1, 2021 through February 9, 2021		Six Months Ended June 30, 2021		Six Months Ended June 30, 2020
		$/Boe		$/Boe		$/Boe		$/Boe
Appalachia	$121	4.02	$34	4.17	$155	4.06	$144	4.72
Gulf Coast	36	2.90	11	2.93	47	2.91	91	5.68
South Texas	121	12.06	42	13.35	163	12.37	232	13.90
Brazos Valley	5	1.06	3	1.92	8	1.26	14	1.37
Powder River Basin	39	12.03	12	12.53	51	12.15	58	10.05
Mid-Continent	—	—	—	—	—	—	16	6.14
Total gathering, processing and transportation expenses	$322	5.28	$102	5.78	$424	5.39	$555	6.78
Gathering, processing and transportation expenses in the 2021 Successor Quarter decreased $59 million as compared to the 2020 Predecessor Quarter. Gulf Coast and South Texas decreased $15 million and $44 million, respectively, as a result of contract negotiations in the Chapter 11 Cases. Additionally, the sale of Mid-Continent properties in 2020 resulted in a $6 million reduction. These decreases were partially offset by a $6 million increase in Appalachia as a result of increased production.
Gathering, processing and transportation expenses in the combined 2021 Successor and Predecessor Periods decreased $131 million as compared to the 2020 Predecessor Period. Gulf Coast and South Texas decreased $44 million and $69 million, respectively, as a result of contract negotiations in the Chapter 11 Cases. Additionally, the sale of Mid-Continent properties in 2020 resulted in a $16 million reduction.

Severance and Ad Valorem Taxes

	Successor		Predecessor
	Three Months Ended June 30, 2021		Three Months Ended June 30, 2020
		$/Boe		$/Boe
Appalachia	$3	0.14	$1	0.07
Gulf Coast	5	0.54	4	0.63
South Texas	16	2.38	8	1.15
Brazos Valley	10	3.01	7	1.49
Powder River Basin	7	3.86	4	1.56
Mid-Continent	—	—	1	1.10
Total severance and ad valorem taxes	$41	1.03	$25	0.66

	Successor		Predecessor		Non-GAAP Combined		Predecessor
	Period from February 10, 2021 through June 30, 2021		Period from January 1, 2021 through February 9, 2021		Six Months Ended June 30, 2021		Six Months Ended June 30, 2020
		$/Boe		$/Boe		$/Boe		$/Boe
Appalachia	$4	0.12	$1	0.07	$5	0.11	$3	0.09
Gulf Coast	7	0.55	2	0.54	9	0.54	10	0.65
South Texas	25	2.46	8	2.53	33	2.48	27	1.61
Brazos Valley	17	3.27	5	2.99	22	3.20	23	2.31
Powder River Basin	12	3.88	2	2.88	14	3.64	13	2.27
Mid-Continent	—	—	—	—	—	—	3	1.06
Total severance and ad valorem taxes	$65	1.06	$18	1.03	$83	1.06	$79	0.97
Severance and ad valorem taxes in the 2021 Successor Quarter increased $16 million as compared to the 2020 Predecessor Quarter. The severance tax increase of $14 million was primarily driven by increased revenue as a result of improved pricing.
Severance and ad valorem taxes in the combined 2021 Successor and Predecessor Periods increased $4 million as compared to the 2020 Predecessor Period. The severance tax increase of $8 million was primarily driven by increased revenue as a result of improved pricing. The ad valorem decrease of $4 million was primarily driven by lower assessed property values in the 2021 Predecessor Period for Brazos Valley and South Texas.

Gross Margin by Operating Area
The table below presents the gross margin for each of our operating areas. Gross margin by operating area is defined as oil, natural gas and NGL sales less production expenses, gathering, processing and transportation expenses, and severance and ad valorem taxes.

	Successor		Predecessor
	Three Months Ended June 30, 2021		Three Months Ended June 30, 2020
		$/Boe		$/Boe
Appalachia	$135	7.02	$50	3.12
Gulf Coast	83	10.41	12	1.51
South Texas	161	24.78	(48)	(7.04)
Brazos Valley	142	42.15	46	9.98
Powder River Basin	45	20.97	2	1.17
Mid-Continent	—	—	(8)	(7.39)
Gross margin by operating area	$566	14.38	$54	1.39

	Successor		Predecessor		Non-GAAP Combined		Predecessor
	Period from February 10, 2021 through June 30, 2021		Period from January 1, 2021 through February 9, 2021		Six Months Ended June 30, 2021		Six Months Ended June 30, 2020
		$/Boe		$/Boe		$/Boe		$/Boe
Appalachia	$250	8.33	$80	9.75	$330	8.62	$143	4.66
Gulf Coast	134	10.83	36	10.03	170	10.65	28	1.77
South Texas	260	26.09	60	19.42	320	24.50	116	7.00
Brazos Valley	231	43.33	54	32.47	285	40.71	173	17.11
Powder River Basin	69	21.21	16	15.47	85	19.89	31	5.25
Mid-Continent	—	—	—	—	—	—	(4)	(1.87)
Gross margin by operating area	$944	15.46	$246	14.02	$1,190	15.13	$487	5.93

Oil and Natural Gas Derivatives

	Successor	Predecessor
	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
Oil derivatives – realized gains (losses)	$(113)	$569
Oil derivatives – unrealized losses	(194)	(717)
Total losses on oil derivatives	(307)	(148)

Natural gas derivatives – realized gains (losses)	(11)	123
Natural gas derivatives – unrealized losses	(422)	(148)
Total losses on natural gas derivatives	(433)	(25)
Total losses on oil and natural gas derivatives	$(740)	$(173)

	Successor	Predecessor
	Period from February 10, 2021 through June 30, 2021	Period from January 1, 2021 through February 9, 2021	Six Months Ended June 30, 2020
Oil derivatives – realized gains (losses)	$(174)	$(19)	$696
Oil derivatives – unrealized losses	(200)	(190)	(5)
Total gains (losses) on oil derivatives	(374)	(209)	691

Natural gas derivatives – realized gains (losses)	(16)	6	174
Natural gas derivatives – unrealized losses	(304)	(179)	(131)
Total gains (losses) on natural gas derivatives	(320)	(173)	43
Total gains (losses) on oil and natural gas derivatives	$(694)	$(382)	$734
See Note 12 of the notes to our condensed consolidated financial statements included in Item 1 of this report for a discussion of our derivative activity.
Marketing Revenues and Expenses

	Successor	Predecessor
	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
Marketing revenues	$539	$240
Marketing expenses	535	242
Marketing margin	$4	$(2)

	Successor	Predecessor
	Period from February 10, 2021 through June 30, 2021	Period from January 1, 2021 through February 9, 2021	Six Months Ended June 30, 2020
Marketing revenues	$816	$239	$964
Marketing expenses	815	237	988
Marketing margin	$1	$2	$(24)
Marketing margin increased in the 2021 Successor Quarter primarily due to increased profit on third-party marketing as a result of improved pricing.
Marketing margin increased in the 2021 Successor Period primarily due to the significant drop in oil prices during the 2020 Predecessor Period that resulted in an unfavorable inventory valuation adjustment.
Exploration Expense

	Successor	Predecessor
	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
Impairments of unproved properties	$—	$127
Geological and geophysical expense and other	1	3
Total exploration expense	$1	$130

	Successor	Predecessor
	Period from February 10, 2021 through June 30, 2021	Period from January 1, 2021 through February 9, 2021	Six Months Ended June 30, 2020
Impairments of unproved properties	$—	$2	$399
Dry hole expense	—	—	7
Geological and geophysical expense and other	2	—	6
Total exploration expense	$2	$2	$412
The 2020 Predecessor Quarter exploration expense is the result of non-cash impairment charges in unproved properties, primarily in our Gulf Coast operating area. The 2020 Predecessor Period exploration expense is the result of non-cash impairment charges in unproved properties, primarily in our Brazos Valley, Gulf Coast, Powder River Basin and Mid-Continent operating areas. See Note 13 of the notes to our condensed consolidated financial statements included in Item 1 of this report for further discussion.
General and Administrative Expenses

	Successor	Predecessor
	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
Gross compensation and benefits	$59	$104
Non-labor	24	85
Allocations and reimbursements	(59)	(77)
Total general and administrative expenses, net	$24	$112

General and administrative expenses, net per Boe	$0.61	$2.91

	Successor	Predecessor
	Period from February 10, 2021 through June 30, 2021	Period from January 1, 2021 through February 9, 2021	Six Months Ended June 30, 2020
Gross compensation and benefits	$94	$32	$212
Non-labor	36	12	138
Allocations and reimbursements	(91)	(23)	(173)
Total general and administrative expenses, net	$39	$21	$177

General and administrative expenses, net per Boe	$0.98	$1.19	$2.16
Compensation and benefits before reimbursements and allocations during the 2021 Successor Quarter decreased $45 million compared to the 2020 Predecessor Quarter due to reductions in workforce in the Predecessor Periods. Non-labor before reimbursements and allocations during the 2021 Successor Quarter decreased $61 million compared to the 2020 Predecessor Quarter due to cost reduction initiatives for professional services as well as $42 million in fees for legal, financial and restructuring advisors incurred in preparation for the Chapter 11 cases in the 2020 Predecessor Quarter. The decrease in allocations and reimbursements was the result of reduced drilling, staffing reductions and the 2020 Mid-Continent divestiture.

Compensation and benefits before reimbursements and allocations during the 2021 Predecessor and Successor Periods decreased $86 million compared to the 2020 Predecessor Period due to reductions in workforce in the Predecessor Periods. Non-labor before reimbursements and allocations during the 2021 Predecessor and Successor Periods decreased $90 million compared to the 2020 Predecessor Period due to cost reduction initiatives for professional services as well as $42 million in fees for legal, financial and restructuring advisors incurred in preparation for the Chapter 11 cases in the 2020 Predecessor Period. The decrease in allocations and reimbursements was the result of reduced drilling, staffing reductions and the 2020 Mid-Continent divestiture.
Separation and Other Termination Costs

	Successor	Predecessor
	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
Separation and other termination costs	$11	$22

	Successor	Predecessor
	Period from February 10, 2021 through June 30, 2021	Period from January 1, 2021 through February 9, 2021	Six Months Ended June 30, 2020
Separation and other termination costs	$11	$22	$27
Separation and other termination costs relate to one-time termination benefits for certain employees.
Depreciation, Depletion and Amortization

	Successor	Predecessor
	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
Depreciation, depletion and amortization	$229	$158
Depreciation, depletion and amortization per Boe	$5.81	$4.12

	Successor	Predecessor
	Period from February 10, 2021 through June 30, 2021	Period from January 1, 2021 through February 9, 2021	Six Months Ended June 30, 2020
Depreciation, depletion and amortization	$351	$72	$761
Depreciation, depletion and amortization per Boe	$5.75	$4.11	$9.28
The absolute and per unit increase in depreciation, depletion and amortization for the 2021 Successor Quarter compared to the 2020 Predecessor Quarter was primarily the result of the revaluation of the depletable asset base occurring in connection with our emergence from bankruptcy. Fresh start accounting requires that new fair values be established for our assets as of the emergence date. See Note 3 for additional information on revaluation of oil and gas properties.
The per unit decrease in the 2021 Predecessor Period compared to the 2020 Predecessor Period was attributable to an $8.4 billion impairment to the Predecessor’s proved oil and natural gas properties recognized at March 31, 2020.

Impairments

	Successor	Predecessor
	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
Impairments of proved oil and natural gas properties	$—	$—
Impairments of other fixed assets and other	1	—
Total impairments	$1	$—

	Successor	Predecessor
	Period from February 10, 2021 through June 30, 2021	Period from January 1, 2021 through February 9, 2021	Six Months Ended June 30, 2020
Impairments of proved oil and natural gas properties	$—	$—	$8,446
Impairments of other fixed assets and other	1	—	76
Total impairments	$1	$—	$8,522
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
Other Operating Expense (Income), Net

	Successor	Predecessor
	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
Other operating income, net	$(4)	$(2)

	Successor	Predecessor
	Period from February 10, 2021 through June 30, 2021	Period from January 1, 2021 through February 9, 2021	Six Months Ended June 30, 2020
Other operating expense (income), net	$(2)	$(12)	$66
In the 2020 Predecessor Period, we terminated certain gathering, processing and transportation contracts and recognized a non-recurring $80 million expense related to the contract terminations as well as $14 million of other operating expense offset by $28 million of income from the amortization of volumetric production payment deferred revenue.

Interest Expense

	Successor	Predecessor
	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
Interest expense on debt	$19	$170
Amortization of premium, discount, issuance costs and other	2	(29)
Capitalized interest	(3)	(4)
Total interest expense	$18	$137

	Successor	Predecessor
	Period from February 10, 2021 through June 30, 2021	Period from January 1, 2021 through February 9, 2021	Six Months Ended June 30, 2020
Interest expense on debt	$31	$11	$352
Amortization of premium, discount, issuance costs and other	3	—	(59)
Capitalized interest	(4)	—	(11)
Total interest expense	$30	$11	$282
The decrease in total interest expense in the 2021 Successor Quarter and 2021 Successor Period compared to the 2020 Predecessor Quarter and 2020 Predecessor Period resulted from the decrease in outstanding debt obligations between periods. Upon emergence from the Chapter 11 Cases, all outstanding obligations under our predecessor senior notes and term loan were cancelled in exchange for shares of Successor common stock and warrants. See Note 3 and Note 5 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for a discussion of the Chapter 11 Cases.
Gains on Purchases or Exchanges of Debt
In the 2020 Predecessor Period, we repurchased approximately $160 million aggregate principal amount of senior notes for $95 million and recorded an aggregate gain of approximately $65 million.
Other Income (Expense)

	Successor	Predecessor
	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
Other income	$9	$6

	Successor	Predecessor
	Period from February 10, 2021 through June 30, 2021	Period from January 1, 2021 through February 9, 2021	Six Months Ended June 30, 2020
Other income (expense)	$31	$2	$(11)
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

Reorganization Items, Net

	Successor	Predecessor
	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
Write off of unamortized debt premiums (discounts) on Predecessor debt	$—	$518
Write off of unamortized debt issuance costs on Predecessor debt	—	(61)
DIP Facility financing costs	—	(63)
Total reorganization items, net	$—	$394

	Successor	Predecessor
	Period from February 10, 2021 through June 30, 2021	Period from January 1, 2021 through February 9, 2021	Six Months Ended June 30, 2020
Gains on the settlement of liabilities subject to compromise	$—	$6,443	$—
Accrual for allowed claims	—	(1,002)	—
Write off of unamortized debt premiums (discounts) on Predecessor debt	—	—	518
Write off of unamortized debt issuance costs on Predecessor debt	—	—	(61)
Gain on fresh start adjustments	—	201	—
Gain from release of commitment liabilities	—	55	—
DIP Facility financing costs	—	—	(63)
Professional service provider fees and other	—	(60)	—
Success fees for professional service providers	—	(38)	—
Surrender of other receivable	—	(18)	—
FLLO alternative transaction fee	—	(12)	—
Total reorganization items, net	$—	$5,569	$394
In the 2021 and 2020 Predecessor Periods, we recorded net gains of $5.569 billion and $394 million, respectively, in reorganization items, net related to the Chapter 11 Cases. See Note 2 and Note 3 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for a discussion of the Chapter 11 Cases and for discussion of adoption of fresh start accounting.
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
•effects of purchase price adjustments and indemnity obligations; and
•other factors that are described under Risk Factors in Item 1A of our 2020 Form 10-K.
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
For the combined 2021 Successor and Predecessor Periods, oil, natural gas, and NGL revenue, excluding any effect of our derivative instruments, were $857 million, $883 million and $103 million, respectively. Based on production, oil, natural gas, and NGL revenue for the 2021 Successor and Predecessor Periods would have increased or decreased by approximately $85 million, $89 million, and $11 million, respectively, for each 10% increase or decrease in prices. As of June 30, 2021, the fair values of our oil and natural gas derivatives were net liabilities of $529 million and $462 million, respectively. A 10% increase or decrease in forward oil prices would decrease or increase the valuation of oil derivatives by approximately $150 million. A 10% increase in forward natural gas prices would decrease the valuation of natural gas derivatives by approximately $197 million. A 10% decrease in forward natural gas prices would increase the valuation of natural gas derivatives by approximately $195 million. See Note 12 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further information on our open derivative positions.
Interest Rate Risk
Our exposure to interest rate changes relates primarily to borrowings under our Exit Credit Facility for the 2021 Successor Period and pre-petition revolving credit facility and DIP Facility for the Predecessor Periods. Interest is payable on borrowings under the Exit Credit Facility, pre-petition revolving credit facility and DIP Facility based on floating rates. See Note 5 for additional information. As of June 30, 2021, we had no outstanding borrowings under our Exit Credit Facility - Tranche A Loans and $221 million under our Exit Credit Facility - Tranche B Loans. A 1.0% increase in interest rates based on the variable borrowings as of June 30, 2021 would result in an increase in our interest expense of approximately $2 million per year.

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
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2021 that our disclosure controls and procedures were effective.
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
We were recently dismissed as a defendant from numerous lawsuits in Oklahoma alleging that we and other companies engaged in activities that have caused earthquakes. The lawsuits sought compensation for injury to real and personal property, diminution of property value, economic losses due to business interruption, interference with the use and enjoyment of property, annoyance and inconvenience, personal injury and emotional distress. In addition, they sought the reimbursement of insurance premiums and the award of punitive damages, attorneys’ fees, costs, expenses and interest. Any allowed claim related to such prepetition litigation will be treated in accordance with the Plan.
We settled outstanding violations with the Pennsylvania Department of Environmental Protection (“PADEP”) regarding gas migration in the vicinity of certain of our wells in Wyoming County, Pennsylvania. The resolution of the matter resulted in monetary sanctions of more than $300,000, which were assessed pursuant to a Proof of Claim filed by PADEP in the Chapter 11 proceedings. Chesapeake will allow the Proof of Claim as a General Unsecured Claim in accordance with the Consent Order and Agreement executed by the parties and Chesapeake’s approved Plan of Reorganization.
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
There were no repurchases of our common stock during the quarter ended June 30, 2021.

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
INDEX OF EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed or Furnished Herewith
2.1	Fifth Amended Joint Plan of Reorganization of Chesapeake Energy Corporation and its Debtor Affiliates Pursuant to Chapter 11 of the Bankruptcy Code (Exhibit A of the Confirmation Order).	8-K	001-13726	2.1	1/19/2021

3.1	Second Amended and Restated Certificate of Incorporation of Chesapeake Energy Corporation.	8-K	001-13726	3.1	2/9/2021

3.2	Second Amended and Restated Bylaws of Chesapeake Energy Corporation.	8-K	001-13726	3.2	2/9/2021

3.3	Certificate of Elimination of Series B Preferred Stock of Chesapeake Energy.	10-K	001-13726	3.3	3/1/2021

10.1†	Amendment to the Chesapeake Energy Corporation 2021 Long Term Incentive Plan.	8-K	001-13726	10.3	4/27/2021

10.2†	Form of Non-Employee Director Restricted Stock Unit Award Agreement for 2021 Long Term Incentive Plan.	10-Q	001-13726	10.9	5/13/2021

10.3†	Agreement by and between Robert D. Lawler and Chesapeake Energy Corporation, dated April 27, 2021.	8-K	001-13726	10.1	4/27/2021

10.4†	Interim CEO Agreement by and between Michael Wichterich and Chesapeake Energy Corporation, dated April 27, 2021.	8-K	001-13726	10.2	4/27/2021

10.5†	Performance Share Unit Award Agreement with Michael A. Wichterich, Interim Chief Executive Officer, dated April 30, 2021.					X

10.6†	Agreement by and between Frank J. Patterson and the Company, dated June 11, 2021.	8-K	001-13726	10.1	6/11/2021

10.7†	Agreement by and between James R. Webb and the Company, dated June 11, 2021.	8-K	001-13726	10.2	6/11/2021

10.8†	Agreement by and between William M. Buergler and the Company, dated June 11, 2021.	8-K	001-13726	10.3	6/11/2021

10.9	First Amendment to Credit Agreement, dated as of June 11, 2021, among Chesapeake Energy Corporation, as borrower, MUFG Bank, Ltd., as administrative agent, MUFG Union Bank, N.A., as collateral agent, and the lenders and other parties party thereto.	8-K	001-13726	10.1	6/14/2021

10.10†	Form of Performance Share Unit Award (Absolute TSR) for 2021 Long Term Incentive Plan					X

10.11†	Form of Performance Share Unit Award (Relative TSR) for 2021 Long Term Incentive Plan					X

31.1	Michael Wichterich, Interim Chief Executive Officer, Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed or Furnished Herewith

31.2	Domenic J. Dell’Osso, Jr., Executive Vice President and Chief Financial Officer, Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Michael Wichterich, Interim Chief Executive Officer, Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Domenic J. Dell’Osso, Jr., Executive Vice President and Chief Financial Officer, Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

95.1	Mine Safety Disclosure					X

101 INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101 SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101 LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.					X

101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					X

†	Management contract or compensatory plan or arrangement

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHESAPEAKE ENERGY CORPORATION

Date: August 10, 2021	By:	/s/ MICHAEL WICHTERICH
Michael Wichterich Interim Chief Executive Officer

Date: August 10, 2021	By:	/s/ DOMENIC J. DELL’OSSO, JR.
Domenic J. Dell’Osso, Jr. Executive Vice President and Chief Financial Officer