Form 10-Q
period 2021-09-30
CHESAPEAKE ENERGY CORP
filed 2021-11-02
CIK 895126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐      No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court Yes  ☒ No ☐
As of November 1, 2021, there were 117,105,845 shares of our $0.01 par value common stock outstanding.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
INDEX TO FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

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
“General Unsecured Claim” means any Claim against any Debtor that is not otherwise paid in full during the Chapter 11 Cases pursuant to an order of the Bankruptcy Court and is not an Administrative Claim, a Priority Tax Claim, an Other Priority Claim, an Other Secured Claim, a Revolving Credit Facility Claim, a FLLO Term Loan Facility Claim, a Second Lien Notes Claim, an Unsecured Notes Claim, an Intercompany Claim, or a Section 510(b) Claim.
“MBbls” means thousand barrels.
“MMBbls” means million barrels.
“MBoe” means thousand Boe.
“MMBoe” means million Boe.
“Mcf” means thousand cubic feet.
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
“Warrants” means collectively, the Class A Warrants, Class B Warrants and Class C Warrants.
“WTI” means West Texas Intermediate.
“/Bbl” means per barrel.
“/Boe” means per Boe.
“/Mcf” means per Mcf.

PART I. FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	Successor	Predecessor
	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$849	$279
Restricted cash	9	—
Accounts receivable, net	815	746
Short-term derivative assets	—	19
Other current assets	61	64
Total current assets	1,734	1,108
Property and equipment:
Oil and natural gas properties, successful efforts method
Proved oil and natural gas properties	5,163	25,734
Unproved properties	421	1,550
Other property and equipment	492	1,754
Total property and equipment	6,076	29,038
Less: accumulated depreciation, depletion and amortization	(571)	(23,806)
Property and equipment held for sale, net	3	10
Total property and equipment, net	5,508	5,242
Other long-term assets	84	234
Total assets	$7,326	$6,584

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS – (Continued)
(Unaudited)

	Successor	Predecessor
	September 30, 2021	December 31, 2020
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$257	$346
Current maturities of long-term debt	—	1,929
Accrued interest	10	3
Short-term derivative liabilities	1,345	93
Other current liabilities	898	723
Total current liabilities	2,510	3,094
Long-term debt, net	1,259	—
Long-term derivative liabilities	265	44
Asset retirement obligations, net of current portion	244	139
Other long-term liabilities	10	5
Liabilities subject to compromise	—	8,643
Total liabilities	4,288	11,925
Contingencies and commitments (Note 6)
Stockholders’ equity (deficit):
Predecessor preferred stock, $0.01 par value, 20,000,000 shares authorized: 0 and 5,563,458 shares outstanding	—	1,631
Predecessor common stock, $0.01 par value, 22,500,000 shares authorized: 0 and 9,780,547 shares issued	—	—
Predecessor additional paid-in capital	—	16,937
Predecessor accumulated other comprehensive income	—	45
Successor common stock, $0.01 par value, 450,000,000 shares authorized: 98,286,731 and 0 shares issued	1	—
Successor additional paid-in capital	3,594	—
Accumulated deficit	(557)	(23,954)
Total stockholders’ equity (deficit)	3,038	(5,341)
Total liabilities and stockholders’ equity (deficit)	$7,326	$6,584

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Successor	Predecessor
	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020

Revenues and other:
Oil, natural gas and NGL	$1,170	$672
Marketing	627	448
Oil and natural gas derivatives	(910)	(161)
Gains on sales of assets	3	1
Total revenues and other	890	960
Operating expenses:
Production	80	82
Gathering, processing and transportation	219	258
Severance and ad valorem taxes	41	37
Exploration	2	5
Marketing	625	450
General and administrative	30	52
Separation and other termination costs	—	16
Depreciation, depletion and amortization	228	170
Other operating expense, net	3	1
Total operating expenses	1,228	1,071
Loss from operations	(338)	(111)
Other income (expense):
Interest expense	(17)	(25)
Other income	—	2
Reorganization items, net	—	(611)
Total other expense	(17)	(634)
Loss before income taxes	(355)	(745)
Income tax benefit	(10)	—
Net loss	(345)	(745)
Net loss attributable to noncontrolling interests	—	—
Net loss attributable to Chesapeake	(345)	(745)
Preferred stock dividends	—	—
Net loss available to common stockholders	$(345)	$(745)
Loss per common share:
Basic	$(3.51)	$(76.18)
Diluted	$(3.51)	$(76.18)
Weighted average common shares outstanding (in thousands):
Basic	98,221	9,780
Diluted	98,221	9,780
The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - (Continued)
(Unaudited)

	Successor	Predecessor
	Period from February 10, 2021 through September 30, 2021	Period from January 1, 2021 through February 9, 2021	Nine Months Ended September 30, 2020

Revenues and other:
Oil, natural gas and NGL	$2,615	$398	$2,006
Marketing	1,443	239	1,412
Oil and natural gas derivatives	(1,604)	(382)	573
Gains on sales of assets	9	5	1
Total revenues and other	2,463	260	3,992
Operating expenses:
Production	194	32	295
Gathering, processing and transportation	541	102	813
Severance and ad valorem taxes	106	18	116
Exploration	4	2	417
Marketing	1,440	237	1,438
General and administrative	69	21	229
Separation and other termination costs	11	22	43
Depreciation, depletion and amortization	579	72	931
Impairments	1	—	8,522
Other operating expense (income), net	1	(12)	67
Total operating expenses	2,946	494	12,871
Loss from operations	(483)	(234)	(8,879)
Other income (expense):
Interest expense	(47)	(11)	(307)
Gains on purchases or exchanges of debt	—	—	65
Other income (expense)	31	2	(9)
Reorganization items, net	—	5,569	(217)
Total other income (expense)	(16)	5,560	(468)
Income (loss) before income taxes	(499)	5,326	(9,347)
Income tax benefit	(10)	(57)	(13)
Net income (loss)	(489)	5,383	(9,334)
Net loss attributable to noncontrolling interests	—	—	16
Net income (loss) attributable to Chesapeake	(489)	5,383	(9,318)
Preferred stock dividends	—	—	(22)
Net income (loss) available to common stockholders	$(489)	$5,383	$(9,340)
Earnings (loss) per common share:
Basic	$(4.99)	$550.35	$(955.99)
Diluted	$(4.99)	$534.51	$(955.99)
Weighted average common shares outstanding (in thousands):
Basic	98,040	9,781	9,770
Diluted	98,040	10,071	9,770

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Successor	Predecessor
	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020

Net loss	$(345)	$(745)
Other comprehensive income, net of income tax:
Reclassification of losses on settled derivative instruments	—	7
Other comprehensive income	—	7
Comprehensive loss	(345)	(738)
Comprehensive loss attributable to noncontrolling interests	—	—
Comprehensive loss attributable to Chesapeake	$(345)	$(738)

	Successor	Predecessor
	Period from February 10, 2021 through September 30, 2021	Period from January 1, 2021 through February 9, 2021	Nine Months Ended September 30, 2020

Net income (loss)	$(489)	$5,383	$(9,334)
Other comprehensive income, net of income tax:
Reclassification of losses on settled derivative instruments	—	3	24
Other comprehensive income	—	3	24
Comprehensive income (loss)	(489)	5,386	(9,310)
Comprehensive loss attributable to noncontrolling interests	—	—	16
Comprehensive income (loss) attributable to Chesapeake	$(489)	$5,386	$(9,294)
The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Successor	Predecessor
	Period from February 10, 2021 through September 30, 2021	Period from January 1, 2021 through February 9, 2021	Nine Months Ended September 30, 2020

Cash flows from operating activities:
Net income (loss)	$(489)	$5,383	$(9,334)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	579	72	931
Deferred income tax benefit	—	(57)	(10)
Derivative (gains) losses, net	1,604	382	(573)
Cash receipts (payments) on derivative settlements, net	(437)	(17)	890
Share-based compensation	5	3	16
Gains on sales of assets	(9)	(5)	(1)
Impairments	1	—	8,522
Non-cash reorganization items, net	—	(6,680)	(300)
Exploration	1	2	409
Gains on purchases or exchanges of debt	—	—	(65)
Other	10	45	(23)
Changes in assets and liabilities	(19)	851	693
Net cash provided by (used in) operating activities	1,246	(21)	1,155
Cash flows from investing activities:
Capital expenditures	(404)	(66)	(973)
Proceeds from divestitures of property and equipment	9	—	15
Net cash used in investing activities	(395)	(66)	(958)
Cash flows from financing activities:
Proceeds from Exit Credit Facility - Tranche A Loans	30	—	—
Payments on Exit Credit Facility - Tranche A Loans	(80)	(479)	—
Proceeds from pre-petition revolving credit facility borrowings	—	—	3,806
Payments on pre-petition revolving credit facility borrowings	—	—	(3,467)
Proceeds from DIP Facility borrowings	—	—	60
Payments on DIP Facility borrowings	—	(1,179)	(60)
Proceeds from issuance of senior notes, net	—	1,000	—
Proceeds from issuance of common stock	—	600	—
Proceeds from warrant exercise	2	—	—
Debt issuance and other financing costs	(3)	(8)	(109)
Cash paid to purchase debt	—	—	(95)
Cash paid for common stock dividends	(67)	—	—
Cash paid for preferred stock dividends	—	—	(22)
Other	(1)	—	(10)
Net cash provided by (used in) financing activities	(119)	(66)	103
Net increase (decrease) in cash, cash equivalents and restricted cash	732	(153)	300
Cash, cash equivalents and restricted cash, beginning of period	126	279	6
Cash, cash equivalents and restricted cash, end of period	$858	$126	$306

Cash and cash equivalents	$849	$40	$306
Restricted cash	9	86	—
Total cash, cash equivalents and restricted cash	$858	$126	$306

The accompanying notes are an integral part of these condensed consolidated financial statements.

Supplemental disclosures to the condensed consolidated statements of cash flows are presented below:

	Successor	Predecessor
	Period from February 10, 2021 through September 30, 2021	Period from January 1, 2021 through February 9, 2021	Nine Months Ended September 30, 2020

Supplemental cash flow information:
Cash paid for reorganization items, net	$65	$66	$118
Interest paid, net of capitalized interest	$33	$13	$201
Income taxes paid, net of refunds received	$(3)	$—	$1

Supplemental disclosure of significant non-cash investing and financing activities:
Change in accrued drilling and completion costs	$25	$(5)	$(206)
Put option premium on equity backstop agreement	$—	$60	$60
Operating lease obligations recognized	$—	$—	$32

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Attributable to Chesapeake
	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of June 30, 2021 (Successor)	—	$—	97,954,037	$1	$3,590	$(178)	$—	$—	$—	$3,413
Share-based compensation	—	—	761	—	4	—	—	—	—	4
Issuance of common stock for warrant exercise	—	—	6,218	—	—	—	—	—	—	—
Issuance of reserved common stock and warrants	—	—	325,715	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(345)	—	—	—	(345)
Dividends on common stock	—	—	—	—	—	(34)	—	—	—	(34)
Balance as of September 30, 2021 (Successor)	—	$—	98,286,731	$1	$3,594	$(557)	$—	$—	$—	$3,038

	Attributable to Chesapeake
	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Non-controlling Interest	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance as of June 30, 2020 (Predecessor)	5,563,458	$1,631	9,780,202	$—	$16,924	$(22,793)	$29	$—	$21	$(4,188)
Share-based compensation	—	—	169	—	7	—	—	—	—	7
Net loss attributable to Chesapeake	—	—	—	—	—	(745)	—	—	—	(745)
Hedging activity	—	—	—	—	—	—	7	—	—	7
Balance as of September 30, 2020 (Predecessor)	5,563,458	$1,631	9,780,371	$—	$16,931	$(23,538)	$36	$—	$21	$(4,919)
The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - (Continued)
(Unaudited)

	Attributable to Chesapeake
	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Treasury Stock	Non-controlling Interest	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020 (Predecessor)	5,563,358	$1,631	9,780,547	$—	$16,937	$(23,954)	$45	$—	$—	$(5,341)
Share-based compensation	—	—	67	—	3	—	—	—	—	3
Hedging activity	—	—	—	—	—	—	3	—	—	3
Net income	—	—	—	—	—	5,383	—	—	—	5,383
Cancellation of Predecessor equity	(5,563,358)	(1,631)	(9,780,614)	—	(16,940)	18,571	(48)	—	—	(48)
Issuance of Successor common stock	—	—	97,907,081	1	3,330	—	—	—	—	3,331
Issuance of Successor Class A warrants	—	—	—	—	93	—	—	—	—	93
Issuance of Successor Class B warrants	—	—	—	—	94	—	—	—	—	94
Issuance of Successor Class C warrants	—	—	—	—	68	—	—	—	—	68
Balance as of February 9, 2021 (Predecessor)	—	$—	97,907,081	$1	$3,585	$—	$—	$—	$—	$3,586

Balance as of February 10, 2021 (Successor)	—	$—	97,907,081	$1	$3,585	$—	$—	$—	$—	$3,586
Share-based compensation	—	—	1,682	—	7	—	—	—	—	7
Issuance of common stock for warrant exercise	—	—	52,253	—	2	—	—	—	—	2
Issuance of reserved common stock and warrants	—	—	325,715	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(489)	—	—	—	(489)
Dividends on common stock	—	—	—	—	—	(68)	—	—	—	(68)
Balance as of September 30, 2021 (Successor)	—	$—	98,286,731	$1	$3,594	$(557)	$—	$—	$—	$3,038

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - (Continued)
(Unaudited)

	Attributable to Chesapeake
	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Non-controlling Interest	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2019 (Predecessor)	5,563,458	$1,631	9,772,793	$—	$16,973	$(14,220)	$12	$(32)	$37	$4,401
Share-based compensation	—	—	7,578	—	(20)	—	—	—	—	(20)
Dividends on preferred stock	—	—	—	—	(22)	—	—	—	—	(22)
Hedging activity	—	—	—	—	—	—	24	—	—	24
Net loss attributable to Chesapeake	—	—	—	—	—	(9,318)	—	—	—	(9,318)
Purchase of shares for company benefit plans	—	—	—	—	—	—	—	(2)	—	(2)
Release of shares for company benefit plans	—	—	—	—	—	—	—	34	—	34
Net loss attributable to noncontrolling interests	—	—	—	—	—	—	—	—	(16)	(16)
Balance as of September 30, 2020 (Predecessor)	5,563,458	$1,631	9,780,371	$—	16,931	$(23,538)	$36	$—	$21	$(4,919)
The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation and Summary of Significant Accounting Policies
Description of Company
Chesapeake Energy Corporation (“Chesapeake”, “we”, “our”, “us” or the “Company”) is an oil and natural gas exploration and production company engaged in the acquisition, exploration and development of properties for the production of oil, natural gas and NGL from underground reservoirs. Our operations are located onshore in the United States. As discussed in Note 2 below, we filed the Chapter 11 Cases on the Petition Date and subsequently operated as a debtor-in-possession, in accordance with applicable provisions of the Bankruptcy Code, until emergence on February 9, 2021. To facilitate our financial statement presentations, we refer to the post-emergence reorganized Company in these condensed consolidated financial statements and footnotes as the “Successor” for periods subsequent to February 9, 2021, and to the pre-emergence Company as “Predecessor” for periods on or prior to February 9, 2021.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Chesapeake were prepared in accordance with GAAP and the rules and regulations of the SEC. Pursuant to such rules and regulations, certain disclosures have been condensed or omitted.
This Quarterly Report on Form 10-Q (this “Form 10-Q”) relates to the financial position and periods of February 10, 2021 through September 30, 2021 (“2021 Successor Period”), and January 1, 2021 through February 9, 2021 (“2021 Predecessor Period”), the three months ended September 30, 2021 (“2021 Successor Quarter”), and the three and nine months ended September 30, 2020 (“2020 Predecessor Quarter” and “2020 Predecessor Period”, respectively). Our annual report on Form 10-K for the year ended December 31, 2020 (“2020 Form 10-K”) should be read in conjunction with this Form 10-Q. Except as disclosed herein, and with the exception of information in this report related to our emergence from Chapter 11 and fresh start accounting, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the 2020 Form 10-K. The accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair statement of our condensed consolidated financial statements and accompanying notes and include the accounts of our direct and indirect wholly owned subsidiaries and entities in which we have a controlling financial interest. Intercompany accounts and balances have been eliminated. The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern.
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
Restricted Cash
As of September 30, 2021, we had restricted cash of $9 million. The restricted funds are maintained primarily to pay certain convenience class unsecured claims following our emergence from bankruptcy.
Voluntary Filing under Chapter 11 Bankruptcy
On the Petition Date, the Debtors filed the Chapter 11 Cases under the Bankruptcy Code in the Bankruptcy Court. On June 29, 2020, the Bankruptcy Court entered an order authorizing the joint administration of the Chapter 11 Cases under the caption In re Chesapeake Energy Corporation, Case No. 20-33233. Subsidiaries with noncontrolling interests, consolidated variable interest entities and certain de minimis subsidiaries (collectively, the “Non-Filing Entities”) were not part of the bankruptcy filing. The Non-Filing Entities have continued to operate in the ordinary course of business.

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
•The 2021 Long Term Incentive Plan (the “LTIP”) was approved with a share reserve equal to 6,800,000 shares of New Common Stock.
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
Additionally, pursuant to the Plan confirmed by the Bankruptcy Court, the Company’s post-emergence Board of Directors is comprised of six directors, including the Company’s Executive Chairman, Michael Wichterich, and five non-employee directors, Timothy S. Duncan, Benjamin C. Duster, IV, Sarah Emerson, Matthew M. Gallagher and Brian Steck.

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
Condensed Consolidated Balance Sheet
The following condensed consolidated balance sheet is as of February 9, 2021. This consolidated balance sheet includes adjustments that reflect the consummation of the transactions contemplated by the Plan (reflected in the column “Reorganization Adjustments”) as well as fair value adjustments as a result of the adoption of fresh start accounting (reflected in the column “Fresh Start Adjustments”) as of the Effective Date. The explanatory notes following the table below provide further details on the adjustments, including the assumptions and methods used to determine fair value for its assets, liabilities and warrants.

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
(i)Changes in long-term debt include the following:

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
The following table summarizes the components in reorganization items, net included in our unaudited condensed consolidated statements of operations:

	Successor	Predecessor
	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020
Accrual for allowed claims	$—	$(465)
Debt and equity financing fees	—	(115)
Professional service provider fees and other	—	(40)
Gains on the settlement of liabilities subject to compromise	—	9
Total reorganization items, net	$—	$(611)

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Successor	Predecessor
	Period from February 10, 2021 through September 30, 2021	Period from January 1, 2021 through February 9, 2021	Nine Months Ended September 30, 2020
Gains on the settlement of liabilities subject to compromise	$—	$6,443	$9
Accrual for allowed claims	—	(1,002)	(465)
Write off of unamortized debt premiums (discounts) on Predecessor debt	—	—	518
Write off of unamortized debt issuance costs on Predecessor debt	—	—	(61)
Gain on fresh start adjustments	—	201	—
Gain from release of commitment liabilities	—	55	—
Debt and equity financing fees	—	—	(178)
Professional service provider fees and other	—	(60)	(40)
Success fees for professional service providers	—	(38)	—
Surrender of other receivable	—	(18)	—
FLLO alternative transaction fee	—	(12)	—
Total reorganization items, net	$—	$5,569	$(217)

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

4.	Earnings Per Share
Basic net income (loss) per common share is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is calculated in the same manner, but includes the impact of potentially dilutive securities. Potentially dilutive securities during the Successor Period consist of issuable shares related to warrants, unvested restricted stock, and unvested performance share units and during the Predecessor Period have historically consisted of unvested restricted stock, contingently issuable shares related to preferred stock and convertible senior notes unless their effect was antidilutive.
The reconciliations between basic and diluted earnings (loss) per share are as follows:

	Successor	Predecessor
	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020
Numerator
Net loss, basic and diluted	$(345)	$(745)

Denominator (in thousands)
Weighted average common shares outstanding, basic	98,221	9,780
Effect of potentially dilutive securities
Preferred stock	—	—
Warrants	—	—
Restricted stock	—	—
Performance share units	—	—
Weighted average common shares outstanding, diluted	98,221	9,780

Loss per common share
Loss per common share, basic	$(3.51)	$(76.18)
Loss per common share, diluted	$(3.51)	$(76.18)
Successor
During the 2021 Successor Quarter, the diluted earnings (loss) per share calculation excludes the effect of 1,767,203 reserved shares of common stock and 3,334,277 reserved Class C Warrants related to the settlement of General Unsecured Claims associated with the Chapter 11 Cases as all necessary conditions had not been met for such shares to be considered dilutive shares as of the 2021 Successor Quarter. Additionally, as the 2021 Successor Quarter had a net loss, the diluted earnings (loss) per share calculation excludes the antidilutive effect, calculated using the treasury stock method, of 14,774,330 issuable shares related to warrants, 247,220 shares of restricted stock, and 5,479 shares related to performance share units.
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

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Successor	Predecessor
	Period from February 10, 2021 through September 30, 2021	Period from January 1, 2021 through February 9, 2021	Nine Months Ended September 30, 2020
Numerator
Net income (loss), basic and diluted	$(489)	$5,383	$(9,340)

Denominator (in thousands)
Weighted average common shares outstanding, basic	98,040	9,781	9,770
Effect of potentially dilutive securities
Preferred stock	—	290	—
Warrants	—	—	—
Restricted stock	—	—	—
Performance share units	—	—	—
Weighted average common shares outstanding, diluted	98,040	10,071	9,770

Earnings (loss) per common share
Earnings (loss) per common share, basic	$(4.99)	$550.35	$(955.99)
Earnings (loss) per common share, diluted	$(4.99)	$534.51	$(955.99)
Successor
During the 2021 Successor Period, the diluted earnings (loss) per share calculation excludes the effect of 1,767,203 reserved shares of common stock and 3,334,277 reserved Class C Warrants related to the settlement of General Unsecured Claims associated with the Chapter 11 Cases as all necessary conditions had not been met to be considered dilutive shares as of the 2021 Successor Period. Additionally, as the 2021 Successor Period had a net loss the diluted earnings (loss) per share calculation excludes the antidilutive effect, calculated using the treasury stock method, of 12,851,577 issuable shares related to warrants, 135,350 shares of restricted stock, and 3,508 shares related to performance share units.
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

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

5.	Debt
Our long-term debt consisted of the following as of September 30, 2021 and December 31, 2020:

	Successor		Predecessor
	September 30, 2021		December 31, 2020
	Carrying Amount	Fair Value(a)	Carrying Amount	Fair Value(a)
Exit Credit Facility - Tranche A Loans	$—	$—	$—	$—
Exit Credit Facility - Tranche B Loans	221	221	—	—
5.5% senior notes due 2026	500	524	—	—
5.875% senior notes due 2029	500	534	—	—
DIP Facility	—	—	—	—
Pre-petition revolving credit facility	—	—	1,929	1,929
Term loan due 2024	—	—	1,500	1,220
11.5% senior secured second lien notes due 2025	—	—	2,330	373
6.625% senior notes due 2020	—	—	176	8
6.875% senior notes due 2020	—	—	73	3
6.125% senior notes due 2021	—	—	167	7
5.375% senior notes due 2021	—	—	127	5
4.875% senior notes due 2022	—	—	272	12
5.75% senior notes due 2023	—	—	167	8
7.00% senior notes due 2024	—	—	624	29
6.875% senior notes due 2025	—	—	2	2
8.00% senior notes due 2025	—	—	246	10
5.5% convertible senior notes due 2026	—	—	1,064	42
7.5% senior notes due 2026	—	—	119	5
8.00% senior notes due 2026	—	—	46	2
8.00% senior notes due 2027	—	—	253	11
Premiums on senior notes	48	—	—	—
Debt issuance costs	(10)	—	—	—
Total debt, net	1,259	1,279	9,095	3,666
Less current maturities of long-term debt	—	—	(1,929)	(1,929)
Less amounts reclassified to liabilities subject to compromise	—	—	(7,166)	(1,737)
Total long-term debt, net	$1,259	$1,279	$—	$—
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
Exit Credit Facility. On the Effective Date, pursuant to the terms of the Plan, the Company, as borrower, entered into a reserve-based credit agreement (the “Credit Agreement”) providing for a reserve-based credit facility

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
with an initial borrowing base of $2.5 billion. The borrowing base will be redetermined semiannually on or around May 1 and November 1 of each year. Our borrowing base was reaffirmed in October 2021, and the next scheduled redetermination will be on or about May 1, 2022. The aggregate initial elected commitments of the lenders under the Exit Credit Facility will be $1.75 billion of Tranche A Loans and $221 million of fully funded Tranche B Loans.
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
The Credit Agreement contains financial covenants that require the Company and its Guarantors, on a consolidated basis, to maintain (i) a first lien leverage ratio of not more than 2.75 to 1:00, (ii) a total leverage ratio of not more than 3.50 to 1:00, (iii) a current ratio of not less than 1.00 to 1:00 and (iv) at any time additional secured debt is outstanding, an asset coverage ratio of not less than 1.50 to 1:00, defined as PV10 of PDP reserves to total secured debt. The Company has no additional secured debt outstanding as of September 30, 2021.
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
Outstanding Senior Notes. On February 2, 2021, Chesapeake Escrow Issuer LLC, then an indirect wholly owned subsidiary of the Company, issued $500 million aggregate principal amount of its 2026 Notes and $500 million aggregate principal amount of its 2029 Notes. The Notes included a $52 million premium to reflect fair value adjustments at the date of emergence.
The Notes are guaranteed on a senior unsecured basis by each of the Company’s subsidiaries that guarantee the Exit Credit Facility.
The Notes were issued pursuant to an indenture, dated as of February 5, 2021, among the Issuer, the Guarantors and Deutsche Bank Trust Company Americas, as trustee.
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

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Phase-Out of LIBOR
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848). The purpose of ASU 2020-04 is to provide optional guidance to ease the potential effects on financial reporting of the market-wide migration away from Interbank Offered Rates such as LIBOR, which is expected to be phased out at the end of calendar year 2021, to alternative reference rates. ASU 2020-04 applies only to contracts, hedging relationships, debt arrangements and other transactions that reference a benchmark reference rate expected to be discontinued because of reference rate reform. The amendments in ASU 2020-04 are effective for all entities as of March 12, 2020 through December 31, 2022. The adoption of this guidance will not have a material impact on our consolidated financial statements and related disclosures.
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
The agreements for our FLLO Term Loan, Second Lien Notes, and unsecured senior and convertible senior notes contained provisions regarding the calculation of interest upon default. Upon default, the interest rate on the FLLO Term Loan increased from LIBOR plus 8.00% to alternative base rate (ABR) (3.25% during the 2021 Predecessor Period) plus Applicable Margin (7.00% during the 2021 Predecessor Period) plus 2.00%. For the Second Lien Notes and all of our other unsecured senior and convertible senior notes, the interest rate remained the same upon default. However, interest accrued on the amount of unpaid interest in addition to the principal balance. We did not pay or recognize interest on the FLLO Term Loan, Second Lien Notes, or unsecured senior and convertible senior notes during the Chapter 11 process.
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
The aggregate undiscounted commitments under our gathering, processing and transportation agreements, excluding any reimbursement from working interest and royalty interest owners, credits for third-party volumes or future costs under cost-of-service agreements, are presented below:

Successor
September 30, 2021
Remainder of 2021	$151
2022	547
2023	481
2024	412
2025	316
2026 – 2033	1,539
Total	$3,446
In addition, we have entered into long-term agreements for certain natural gas gathering and related services within specified acreage dedication areas in exchange for cost-of-service based fees redetermined annually, or tiered fees based on volumes delivered relative to scheduled volumes. Future gathering fees may vary with the applicable agreement.

7.	Other Current Liabilities
Other current liabilities as of September 30, 2021 and December 31, 2020 are detailed below:

	Successor	Predecessor
	September 30, 2021	December 31, 2020
Revenues and royalties due others	$454	$236
Accrued drilling and production costs	96	104
Other accrued taxes	105	82
Accrued compensation and benefits	68	59
Hedging	44	7
Operating leases	11	24
Debt and equity financing fees	—	69
Joint interest prepayments received	11	8
Other	109	134
Total other current liabilities	$898	$723

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

8.	Revenue
The following table shows revenue disaggregated by operating area and product type:

	Successor
	Three Months Ended September 30, 2021
	Oil	Natural Gas	NGL	Total
Appalachia	$—	$383	$—	$383
Gulf Coast	—	207	—	207
South Texas	221	44	47	312
Brazos Valley	158	9	8	175
Powder River Basin	58	21	14	93
Oil, natural gas and NGL revenue	$437	$664	$69	$1,170

Marketing revenue	$326	$240	$61	$627

	Predecessor
	Three Months Ended September 30, 2020
	Oil	Natural Gas	NGL	Total
Appalachia	$—	$137	$—	$137
Gulf Coast	—	92	—	92
South Texas	189	26	26	241
Brazos Valley	127	3	3	133
Powder River Basin	36	7	4	47
Mid-Continent	14	5	3	22
Oil, natural gas and NGL revenue	$366	$270	$36	$672

Marketing revenue	$301	$116	$31	$448

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Successor
	Period from February 10, 2021 through September 30, 2021
	Oil	Natural Gas	NGL	Total
Appalachia	$—	$772	$—	$772
Gulf Coast	—	401	—	401
South Texas	562	97	102	761
Brazos Valley	409	30	17	456
Powder River Basin	144	51	30	225
Oil, natural gas and NGL revenue	$1,115	$1,351	$149	$2,615

Marketing revenue	$828	$483	$132	$1,443

	Predecessor
	Period from January 1, 2021 through February 9, 2021
	Oil	Natural Gas	NGL	Total
Appalachia	$—	$119	$—	$119
Gulf Coast	—	53	—	53
South Texas	92	15	15	122
Brazos Valley	67	2	2	71
Powder River Basin	20	7	6	33
Oil, natural gas and NGL revenue	$179	$196	$23	$398

Marketing revenue	$141	$78	$20	$239

	Predecessor
	Nine Months Ended September 30, 2020
	Oil	Natural Gas	NGL	Total
Appalachia	$—	$445	$—	$445
Gulf Coast	—	245	—	245
South Texas	539	77	59	675
Brazos Valley	375	10	9	394
Powder River Basin	133	28	14	175
Mid-Continent	44	19	9	72
Oil, natural gas and NGL revenue	$1,091	$824	$91	$2,006

Marketing revenue from contracts with customers	$930	$338	$76	$1,344
Other marketing revenue	67	1	—	68
Marketing revenue	$997	$339	$76	$1,412

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
Accounts receivable as of September 30, 2021 and December 31, 2020 are detailed below:

	Successor	Predecessor
	September 30, 2021	December 31, 2020
Oil, natural gas and NGL sales	$670	$589
Joint interest	105	119
Other	41	68
Allowance for doubtful accounts	(1)	(30)
Total accounts receivable, net	$815	$746

9.	Income Taxes
We estimate our annual effective tax rate (“AETR”) for continuing operations in recording our interim quarterly income tax provision for the various jurisdictions in which we operate. The tax effects of statutory rate changes, significant unusual or infrequently occurring items, and certain changes in the assessment of the realizability of deferred tax assets are excluded from the determination of our estimated AETR as such items are recognized as discrete items in the quarter in which they occur. Our estimated AETR for the 2021 Successor Period is 2.0% as a result of projecting current state income taxes and a full valuation allowance against our anticipated net deferred asset position at December 31, 2021. Although we are projecting a current state tax liability, a benefit has been recorded in the 2021 Successor Period due to the application of the AETR to the 2021 Successor Period book net loss before income taxes.
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
For the 2020 Predecessor Period, we recorded an income tax benefit of $13 million, which included the reversal of substantially all of the deferred tax liability associated with Texas through the application of the estimated AETR as well as recording a receivable for amounts previously sequestered from refunds of corporate alternative minimum tax credits. This resulted in a 0.1% effective tax rate for the 2020 Predecessor Period.
As of the Effective Date, we were in a net deferred tax asset position and anticipate being in a net deferred tax asset position as of December 31, 2021. Based on all available positive and negative evidence, including projections of future taxable income, we believe it is more likely than not that some or all of our deferred tax assets will not be realized. As such, a full valuation allowance was recorded against our net deferred tax asset position for federal and state purposes as of September 30, 2021 and December 31, 2020. A significant piece of objectively verifiable negative evidence evaluated is the losses incurred in recent quarters. Should future results of operations demonstrate profitability, additional weight may be placed upon other evidence, such as future forecasts of taxable income. Additionally, future events and new evidence, such as tax law changes, increased commodity pricing, and

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
the integration of profit generating assets, could lead to a fresh evaluation of future forecasts and the conclusion that some or all of the deferred tax assets are more likely than not to be realizable. Therefore, we believe that there is a possibility that some or all of the valuation allowance could be released in the foreseeable future.
We have evaluated the income tax impact of the Plan, including the ownership change under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), as a result of emergence from bankruptcy. Section 382(b) of the Code provides an annual limitation with respect to the ability of a corporation to utilize its tax attributes existing at the time of an ownership change against future taxable income. We did not qualify for the exception under Section 382(l)(5) of the Code, and therefore an annual limitation was determined under Section 382(l)(6) of the Code, which is based on the post-emergence value of the taxpayer’s equity multiplied by the adjusted federal long-term rate in effect for the month in which the ownership change occurred. The amount of the annual limitation has been computed to be $54 million and will be prorated for the current year based on the number of days attributable to the post-Effective Date portion of the year. The limitation applies to our net operating loss (“NOL”) carryforwards, disallowed business interest carryforwards and general business credits until such attributes expire or are fully utilized. As we believe we were in an overall net unrealized built-in loss position at the Effective Date, the limitation also applies to any recognized built-in losses incurred for a period of five years but only to the extent of the overall net unrealized built-in loss. We estimate that this will occur during the current year such that no further limitation for recognized built-in losses will occur in subsequent years. Some states impose similar limitations on tax attribute utilization upon experiencing an ownership change.
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
New Common Stock. As discussed in Note 2, on the Effective Date, we issued an aggregate of approximately 97,907,081 shares of New Common Stock, par value $0.01 per share, to the holders of allowed claims, and approximately 2,092,918 shares of New Common Stock were reserved for future distributions under the Plan. During the 2021 Successor Period, 325,715 reserved shares were issued to resolve allowed unsecured claims.
On November 2, 2021, we declared a quarterly dividend payable of $0.4375 per share, which will be paid on December 9, 2021 to stockholders of record at the close of business on November 24, 2021.
Warrants. As discussed in Note 2, on the Effective Date, we issued 11,111,111 Class A Warrants, 12,345,679 Class B Warrants and 9,768,527 Class C Warrants, that are initially exercisable for one share of New Common Stock per Warrant at initial exercise prices of $27.63, $32.13 and $36.18 per share, respectively, subject to adjustments pursuant to the terms of the Warrants. Additionally, 3,948,893 Class C Warrants were reserved for future issuance. During the 2021 Successor Period, 614,616 reserved Class C Warrants were issued to resolve allowed unsecured claims. The Warrants are exercisable from the Effective Date until February 9, 2026. The Warrants contain customary anti-dilution adjustments in the event of any stock split, reverse stock split, reclassification, stock dividend or other distributions. The exercise prices of the Warrants were adjusted to prevent the dilution of rights for the effects of the quarterly dividend distribution on September 9, 2021, and the adjusted exercise prices are $27.27, $31.71, and $35.71 per share for the Class A, Class B and Class C Warrants, respectively. During the 2021 Successor Period, 19,068 Class A, 32,221 Class B and 6,859 Class C Warrants were converted into 52,253 common shares.
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
Restricted Stock Units. In the 2021 Successor Period, we granted restricted stock units to employees and non-employee directors under the LTIP, which will vest over a three-year and one-year period, respectively. The fair value of restricted stock units is based on the closing sales price of our common stock on the date of grant, and compensation expense is recognized ratably over the requisite service period. A summary of the changes in unvested restricted stock units is presented below:

	Unvested Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
	(in thousands)
Unvested as of February 10, 2021	—	$—
Granted	727	$44.28
Vested	(2)	$44.30
Forfeited/canceled	(38)	$44.30
Unvested as of September 30, 2021	687	$44.28
The aggregate intrinsic value of restricted stock units that vested during the 2021 Successor Period was approximately $0.1 million based on the stock price at the time of vesting.
As of September 30, 2021, there was approximately $25 million of total unrecognized compensation expense related to unvested restricted stock units. The expense is expected to be recognized over a weighted average period of approximately 2.44 years.
Performance Share Units. In the 2021 Successor Period, we granted performance share units (“PSUs”) to senior management under the LTIP, which will generally vest over a three-year period and will be settled in shares. The performance criteria include share price hurdles, total shareholder return (“TSR”), and relative TSR (“rTSR”). The share price hurdle award could result in a payout between 0% - 100% of the target units, and the TSR and rTSR awards could result in a total payout between 0% - 200% of the target units. The fair value of the PSUs was measured on the grant date using a Monte Carlo simulation, and compensation expense is recognized ratably over the requisite service period because these awards depend on a combination of service and market criteria.
The following table presents the assumptions used in the valuation of the PSUs granted in 2021.

Assumption	Share Price Hurdle	TSR, rTSR
Risk-free interest rate	0.30%	0.23%
Volatility	68.4%	71.4%

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
A summary of the changes in unvested PSUs is presented below:

	Unvested Performance Share Units	Weighted Average Grant Date Fair Value Per Share
	(in thousands)
Unvested as of February 10, 2021	—	$—
Granted	142	$54.23
Vested	(9)	$38.95
Forfeited/canceled	(2)	$45.76
Unvested as of September 30, 2021	131	$55.41
As of September 30, 2021, there was approximately $6 million of total unrecognized compensation expense related to unvested PSUs. The expense is expected to be recognized over a weighted average period of approximately 2.67 years.
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
Restricted Stock Units. We granted restricted stock units to employees and non-employee directors. A summary of the changes in unvested restricted stock units is presented below:

	Unvested Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
	(in thousands)
Unvested as of January 1, 2021	1	$616.57
Granted	—	$—
Vested	—	$—
Forfeited/canceled	(1)	$611.47
Unvested as of February 9, 2021	—	$—
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
Restricted Stock, Stock Option, and PSU Compensation. We recognized the following compensation costs, net of actual forfeitures, related to restricted stock, stock options, and PSUs for the Successor and Predecessor Periods:

	Successor	Predecessor
	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020
General and administrative expenses	$2	$7
Oil and natural gas properties	1	—
Oil, natural gas and NGL production expenses	1	—
Total restricted stock, stock option, and PSU compensation	$4	$7

	Successor	Predecessor
	Period from February 10, 2021 through September 30, 2021	Period from January 1, 2021 through February 9, 2021	Nine Months Ended September 30, 2020
General and administrative expenses	$4	$3	$15
Oil and natural gas properties	2	—	1
Oil, natural gas and NGL production expenses	1	—	1
Total restricted stock, stock option, and PSU compensation	$7	$3	$17

12.	Derivative and Hedging Activities
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

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The estimated fair values of our oil and natural gas derivative instrument assets (liabilities) as of September 30, 2021 and December 31, 2020 are provided below:

	Successor		Predecessor
	September 30, 2021		December 31, 2020
	Notional Volume	Fair Value	Notional Volume	Fair Value
Oil (MMBbl):
Fixed-price swaps	18	$(464)	27	$(136)
Basis protection swaps	9	(3)	7	(1)
Total oil	27	(467)	34	(137)
Natural gas (Bcf):
Fixed-price swaps	429	(926)	728	10
Collars	207	(171)	53	8
Basis protection swaps	126	(46)	66	1
Total natural gas	762	(1,143)	847	19
Total estimated fair value		$(1,610)		$(118)
We have terminated certain commodity derivative contracts that were previously designated as cash flow hedges for which the original contract months are yet to occur. See further discussion below under Effect of Derivative Instruments – Accumulated Other Comprehensive Income (Loss).
Effect of Derivative Instruments – Condensed Consolidated Balance Sheets
The following table presents the fair value and location of each classification of derivative instrument included in the condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020 on a gross basis and after same-counterparty netting:

	Gross Fair Value	Amounts Netted in the Consolidated Balance Sheets	Net Fair Value Presented in the Consolidated Balance Sheets
Successor
As of September 30, 2021
Commodity Contracts:
Short-term derivative asset	$14	$(14)	$—
Long-term derivative asset	7	(7)	—
Short-term derivative liability	(1,359)	14	(1,345)
Long-term derivative liability	(272)	7	(265)
Total derivatives	$(1,610)	$—	$(1,610)

Predecessor
As of December 31, 2020
Commodity Contracts:
Short-term derivative asset	$84	$(65)	$19
Long-term derivative asset	5	(5)	—
Short-term derivative liability	(158)	65	(93)
Long-term derivative liability	(49)	5	(44)
Total derivatives	$(118)	$—	$(118)

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Effect of Derivative Instruments – Condensed Consolidated Statements of Operations
The components of oil and natural gas derivatives are presented below:

	Successor	Predecessor
	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020
Losses on undesignated oil and natural gas derivatives	$(910)	$(154)
Losses on terminated cash flow hedges	—	(7)
Total oil and natural gas derivatives	$(910)	$(161)

	Successor	Predecessor
	Period from February 10, 2021 through September 30, 2021	Period from January 1, 2021 through February 9, 2021	Nine Months Ended September 30, 2020
Gains (losses) on undesignated oil and natural gas derivatives	$(1,604)	$(379)	$597
Losses on terminated cash flow hedges	—	(3)	(24)
Total oil and natural gas derivatives	$(1,604)	$(382)	$573
Effect of Derivative Instruments – Accumulated Other Comprehensive Income (Loss)
A reconciliation of the changes in accumulated other comprehensive income (loss) in our condensed consolidated statements of stockholders’ equity related to our cash flow hedges is presented below:

	Successor		Predecessor
	Three Months Ended September 30, 2021		Three Months Ended September 30, 2020
	Before Tax	After Tax	Before Tax	After Tax
Balance, beginning of period	$—	$—	$(28)	$29
Losses reclassified to income	—	—	7	7
Balance, end of period	$—	$—	$(21)	$36

	Successor		Predecessor
	Period from February 10, 2021 through September 30, 2021		Period from January 1, 2021 through February 9, 2021		Nine Months Ended September 30, 2020
	Before Tax	After Tax	Before Tax	After Tax	Before Tax	After Tax
Balance, beginning of period	$—	$—	$(12)	$45	$(45)	$12
Losses reclassified to income	—	—	3	3	24	24
Fresh start adjustments	—	—	9	9	—	—
Elimination of tax effects	—	—	—	(57)	—	—
Balance, end of period	$—	$—	$—	$—	$(21)	$36
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
Credit Risk Considerations
Our derivative instruments expose us to our counterparties’ credit risk. To mitigate this risk, we enter into derivative contracts only with counterparties that are highly rated or are deemed by us to have acceptable credit strength and deemed by management to be competent and competitive market-makers, and we attempt to limit our exposure to non-performance by any single counterparty. As of September 30, 2021, our oil and natural gas derivative instruments were spread among eight counterparties.
Hedging Arrangements
Certain of our hedging arrangements are with counterparties that are also lenders (or affiliates of lenders) under our Exit Credit Facility. The contracts entered into with these counterparties are secured by the same collateral that secures the Exit Credit Facility. The counterparties’ obligations must be secured by cash or letters of credit to the extent that any mark-to-market amounts owed to us exceed defined thresholds. As of September 30, 2021, we did not have any cash or letters of credit posted as collateral for our commodity derivatives.
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
The following table provides information for financial assets (liabilities) measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020:

	Successor	Predecessor
Significant Other Observable Inputs (Level 2)	September 30, 2021	December 31, 2020
Derivative Assets (Liabilities):
Commodity assets	$21	$88
Commodity liabilities	(1,631)	(206)
Total derivatives	$(1,610)	$(118)

13.	Exploration Expense
A summary of our exploration expense is as follows:

	Successor	Predecessor
	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020
Impairments of unproved properties	$1	$3
Geological and geophysical expense and other	1	2
Exploration expense	$2	$5

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Successor	Predecessor
	Period from February 10, 2021 through September 30, 2021	Period from January 1, 2021 through February 9, 2021	Nine Months Ended September 30, 2020
Impairments of unproved properties	$1	$2	$402
Dry hole expense	—	—	7
Geological and geophysical expense and other	3	—	8
Exploration expense	$4	$2	$417
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
During the 2020 Predecessor Period, the decrease in demand for crude oil, primarily due to the combined impacts of COVID-19 and the OPEC+ production increases, resulted in decreases in then current and then expected long-term crude oil and NGL sale prices. These conditions resulted in reductions to the market capitalization of peer companies in the energy industry. We determined these adverse market conditions represented a triggering event to perform an impairment assessment of our long-lived assets used in, and in support of, our operations, including proved oil and gas properties, and our sand mine assets.
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

•Unprecedented volatility in the price of oil due to the decrease in demand led us to rely on NYMEX strip pricing, which represents a Level 1 input.
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
In the 2020 Predecessor Period, we terminated certain gathering, processing and transportation contracts and recognized a non-recurring $80 million expense related to the contract terminations. The contract terminations removed approximately $169 million of future commitments related to gathering, processing and transportation agreements. See Note 6 for further discussion of contingencies and commitments. The 2020 Predecessor Period contract termination expense and $29 million of other operating expense primarily related to royalty settlements is partially offset by $42 million of income from the amortization of volumetric production payment deferred revenue.

16.	Separation and Other Termination Costs
In the 2021 Successor Period, 2021 Predecessor Period and the 2020 Predecessor Period, we incurred charges of approximately $11 million, $22 million and $43 million, respectively, related to one-time termination benefits for certain employees.

17.	Subsequent Events

On November 1, 2021, we acquired Vine Energy, Inc. (“Vine”), an energy company focused on the development of natural gas properties in the over-pressured stacked Haynesville and Mid-Bossier shale plays in Northwest Louisiana pursuant to a definitive agreement with Vine dated August 10, 2021 (“Vine Acquisition”) for total consideration of approximately $1.3 billion, consisting of approximately 19.0 million shares of our common stock and $92 million in cash. We funded the cash portion of the consideration with cash on hand.

In conjunction with the Vine Acquisition, Vine’s Second Lien Term Loan was repaid and terminated for $163 million inclusive of a $13 million make whole premium with cash on hand due to the agreement containing a change in control provision making the term loan callable upon closing. Vine’s reserve based loan facility, which had no borrowings as of November 1, 2021, was terminated at the time of the acquisition. Additionally, Vine’s 6.75% Senior Notes with a principal amount of $950 million were assumed by the Company.

The Vine Acquisition will be accounted for as a business combination, with the fair value of consideration allocated to the acquisition date fair value of assets and liabilities acquired. Vine’s post-acquisition date results of operations will be included in the Company’s interim consolidated financial statements beginning in November 2021.

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
Reflected above represents material changes to estimated reserves from December 31, 2020 through March 31, 2021. There were no material changes to estimated reserves from March 31, 2021 through September 30, 2021. During the quarter ended March 31, 2021, extensions, discoveries and other additions increased primarily due to updates to our five-year development plan in contemplation of emergence from bankruptcy on February 9, 2021 and certainty regarding our ability to finance the development of our proved reserves over a five-year period.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY INFORMATION

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction
The following discussion should be read together with the condensed consolidated financial statements included in Item 1 of Part I of this report and the consolidated financial statements included in Item 8 of our 2020 Form 10-K.
We are an independent exploration and production company engaged in the acquisition, exploration and development of properties to produce oil, natural gas and NGL from underground reservoirs. We own a large and geographically diverse portfolio of onshore U.S. unconventional natural gas and liquids assets, including interests in approximately 7,500 gross oil and natural gas wells at September 30, 2021. Our natural gas resource plays are the Marcellus Shale in the northern Appalachian Basin in Pennsylvania (“Appalachia”) and the Haynesville/Bossier Shales in northwestern Louisiana (“Gulf Coast”). Our liquids-rich resource plays are the Eagle Ford Shale in South Texas (“South Texas” and “Brazos Valley”) and the stacked pay in the Powder River Basin in Wyoming (“Powder River Basin”).
Our strategy is to create shareholder value by generating sustainable free cash flow from our oil and natural gas development and production activities. We continue to focus on improving margins through operating efficiencies and financial discipline and improving our Environmental, Social, and Governance (ESG) performance. To accomplish these goals, we intend to allocate our human resources and capital expenditures to projects we believe offer the highest cash return on capital invested, to deploy leading drilling and completion technology throughout our portfolio, and to take advantage of acquisition and divestiture opportunities to strengthen our portfolio. We also intend to continue to dedicate capital to projects that reduce the environmental impact of our oil and natural gas producing activities. We continue to seek opportunities to reduce cash costs (production, gathering, processing and transportation and general and administrative) per barrel of oil equivalent production through operational efficiencies by, among other things, improving our production volumes from existing wells.
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
In July 2021, we announced our plan to receive independent certification of our natural gas production under the MiQ methane standard and EO100 Standard for Responsible Energy Development. We anticipate that certified natural gas will be available in our Gulf Coast basin by the end of 2021 and in our Appalachia basin by the end of the second quarter of 2022. The MiQ certification will provide a verified approach to tracking our commitment to reduce our methane intensity to 0.09% by 2025, as well as support our overall objective of achieving net-zero direct greenhouse gas emissions by 2035.
Our results of operations as reported in our condensed consolidated financial statements for the 2021 Successor Quarter, 2021 Successor Period, 2021 Predecessor Period, 2020 Predecessor Quarter and 2020 Predecessor Period are in accordance with GAAP. Although GAAP requires that we report on our results for the periods January 1, 2021 through February 9, 2021 and February 10, 2021 through September 30, 2021 separately, management views our operating results for the nine months ended September 30, 2021 by combining the results of the 2021 Predecessor Period and the 2021 Successor Period because management believes such presentation provides the most meaningful comparison of our results to prior periods. We are not able to compare the 40 days from January 1, 2021 through February 9, 2021 operating results to any of the previous periods reported in the condensed consolidated financial statements and do not believe reviewing this period in isolation would be useful in identifying any trends in, or reaching any conclusions regarding, our overall operating performance. We believe the key performance indicators such as operating revenues and expenses for the 2021 Successor Period combined with the 2021 Predecessor Period provide more meaningful comparisons to other periods and are useful in understanding operational trends. Additionally, there were no changes in policies between the periods, and any material impacts as a result of fresh start accounting were included within the discussion of these changes. These combined results do not comply with GAAP and have not been prepared as pro forma results under applicable regulations, but are presented because we believe they provide the most meaningful comparison of our results to prior periods.

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
Chief Executive Officer
On April 27, 2021, we announced the departure of Doug Lawler from his positions as Chief Executive Officer and Director of Chesapeake, effective April 30, 2021. Michael Wichterich, the Chairman of our Board of Directors, served as Interim Chief Executive Officer while the Board of Directors conducted a search for a new Chief Executive Officer.
Mr. Wichterich intends to continue in his role as Chair of the Board of Directors following the appointment of Chesapeake's new Chief Executive Officer. During the period that Mr. Wichterich was both the Chair of the Board of Directors and Interim Chief Executive Officer, Matt Gallagher, the Chair of the Nominating and Governance Committee of the Board of Directors, served as Lead Independent Director.
On October 11, 2021, we announced that the Board of Directors appointed Domenic “Nick” Dell’Osso as President and Chief Executive Officer and as member of the Board, effective October 11, 2021. Additionally, Mr. Dell’Osso will remain in his role as Chief Financial Officer until his replacement has been announced. On October 11, 2021, the Board of Directors of the Company appointed Michael Wichterich, who resigned as Interim Chief Executive Officer upon the appointment of Mr. Dell’Osso, as Executive Chairman of the Company.
Vine Acquisition
On November 1, 2021, we completed our acquisition of Vine pursuant to a definitive agreement with Vine dated August 10, 2021. The transaction strengthens Chesapeake’s competitive position, meaningfully increasing our free cash flow outlook and deepening our inventory of premium natural gas locations, while preserving the strength of our balance sheet.
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

Liquidity and Capital Resources
Liquidity Overview
For the 2021 Successor Period, our primary sources of capital resources and liquidity have consisted of internally generated cash flows from operations, and our primary uses of cash have been for the development of our oil and gas properties and return of value to shareholders through dividends. Historically, our primary sources of capital resources and liquidity have consisted of internally generated cash flows from operations, borrowings under certain credit agreements and dispositions of non-core assets. Our ability to issue additional indebtedness, dispose of assets or access the capital markets was substantially limited during the Chapter 11 Cases and required court approval in most instances. Accordingly, our liquidity in the Predecessor Periods depended mainly on cash generated from operations and available funds under certain credit agreements including the DIP Facility in the 2021 Predecessor Period and revolving credit facility in the 2020 Predecessor Period.
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
We believe our cash flow from operations, cash on hand and borrowing capacity under the Exit Credit Facility, as discussed below, will provide sufficient liquidity during the next 12 months and the foreseeable future. As of September 30, 2021, we had $2.577 billion of liquidity available, including $849 million of cash on hand and $1.728 billion of aggregate unused borrowing capacity available under the Exit Credit Facility. As of September 30, 2021, we had no outstanding borrowings under our Exit Credit Facility – Tranche A Loans and $221 million in borrowings under our Exit Credit Facility – Tranche B Loans. See Note 5 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion of our debt obligations, including carrying and fair value of our senior notes.
Dividend
With our strong liquidity position, we initiated a new dividend strategy. We expect the annual dividend on our common shares will be paid quarterly. We made the first dividend payment of $0.34375 per share on June 10, 2021 to stockholders of record at the close of business on May 24, 2021, and we made the second dividend payment of $0.34375 per share on September 9, 2021 to stockholders of record at the close of business on August 24, 2021. On November 2, 2021, Chesapeake's Board of Directors increased the quarterly dividend on its common shares to $0.4375 per share, or 27% higher compared to the previous amount. The third dividend payment will be payable on December 9, 2021 to stockholders of record at the close of business on November 24, 2021. On August 10, 2021, we announced a variable return program that will result in the payment of an additional dividend, payable beginning in March 2022, equal to the sum of free cash flow from the prior quarter less the base dividend, multiplied by 50%.
Derivative and Hedging Activities
Our results of operations and cash flows are impacted by changes in market prices for oil and natural gas. We enter into various derivative instruments to mitigate a portion of our exposure to oil and natural gas price declines, but these transactions may also limit our cash flows in periods of rising oil and natural gas prices. Our oil, natural gas and NGL derivative activities, when combined with our sales of oil, natural gas and NGL, allow us to better predict the total revenue we expect to receive. See Item 3. Quantitative and Qualitative Disclosures About Market Risk included in Part I of this report for further discussion on the impact of commodity price risk on our financial position.
Contractual Obligations and Off-Balance Sheet Arrangements
As of September 30, 2021, our material contractual obligations included repayment of senior notes, outstanding borrowings and interest payment obligations under the Exit Credit Facility, asset retirement obligations, lease obligations, undrawn letters of credit and various other commitments we enter into in the ordinary course of business that could result in future cash obligations. In addition, we have contractual commitments with midstream companies and pipeline carriers for future gathering, processing and transportation of oil, natural gas and NGL to move certain of our production to market. The estimated gross undiscounted future commitments under these agreements were approximately $3.4 billion as of September 30, 2021. As discussed above, we estimate the sources of our capital will continue to be adequate to fund our near and long-term contractual obligations.
Post-Emergence Debt
On the Effective Date, pursuant to the terms of the Plan, the Company, as borrower, entered into a reserve-based credit agreement (the “Credit Agreement”) providing for the Exit Credit Facility which features an initial borrowing base of $2.5 billion. The borrowing base will be redetermined semiannually on or around May 1 and November 1 of each year. Our borrowing base was reaffirmed in October 2021, and the next scheduled redetermination will be on or about May 1, 2022. The aggregate initial elected commitments of the lenders under the Exit Credit Facility will be $1.75 billion of revolving Tranche A Loans and $221 million of fully funded Tranche B Loans.
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
On February 2, 2021, the Company issued $500 million aggregate principal amount of its 2026 Notes and $500 million aggregate principal amount of its 2029 Notes. The offering of the Notes was part of a series of exit financing transactions undertaken in connection with the Debtors’ Chapter 11 Cases and meant to provide the exit financing originally intended to be provided by the Exit Term Loan Facility pursuant to the Commitment Letter.
Based upon the business plan approved by the Court and our hedging activities we expect to generate adequate cash flows from operating activities to fully fund all investing activities without incremental borrowings under our Exit Credit Facility.
Assumption and Repayment of Vine Debt
In conjunction with the Vine Acquisition, Vine’s Second Lien Term Loan was repaid and terminated for $163 million inclusive of a $13 million make whole premium with cash on hand due to the agreement containing a change in control provision making the term loan callable upon closing. Vine’s reserve based loan facility, which had no borrowings as of November 1, 2021, was terminated at the time of the acquisition. Additionally, Vine’s 6.75% Senior Notes with a principal amount of $950 million were assumed by the Company.
Capital Expenditures
For the year ending December 31, 2021, we currently expect to bring or have online approximately 125 to 140 gross wells by investing approximately $740 – $810 million in capital expenditures while operating approximately eight rigs inclusive of the Vine Acquisition. We expect that approximately 80% of our 2021 capital expenditures will be directed toward our natural gas assets. For the year ending December 31, 2022, we currently expect to invest approximately $1.3 – $1.6 billion in capital expenditures while operating approximately 10 to 12 rigs. We currently plan to fund our capital program through cash on hand and expected cash flow from our operations. We may alter or change our plans with respect to our capital program and expected capital expenditures based on developments in our business, our financial position, our industry or any of the markets in which we operate.

Sources of Funds
The following table presents the sources of our cash and cash equivalents for the Successor and Predecessor periods.

	Successor	Predecessor
	Period from February 10, 2021 through September 30, 2021	Period from January 1, 2021 through February 9, 2021	Nine Months Ended September 30, 2020
Cash provided by (used in) operating activities	$1,246	$(21)	$1,155
Proceeds from issuance of senior notes	—	1,000	—
Proceeds from issuance of common stock	—	600	—
Proceeds from warrant exercise	2	—	—
Proceeds from divestitures of property and equipment	9	—	15
Proceeds from revolving pre-petition credit facility borrowings, net	—	—	339
Total sources of cash and cash equivalents	$1,257	$1,579	$1,509
Cash Flows from Operating Activities
Cash provided by operating activities was $1.246 billion in the 2021 Successor Period, cash used in operating activities was $21 million in the 2021 Predecessor Period, and cash provided by operating activities was $1.155 billion in the 2020 Predecessor Period. The increase in the 2021 Successor Period is primarily due to higher prices for the oil, natural gas and NGL we sold partially offset by lower volumes of oil and NGL sold. The cash used in the 2021 Predecessor Period was primarily due to the payment of professional fees related to the Chapter 11 Cases. Cash flows from operations are largely affected by the same factors that affect our net income, excluding various non-cash items, such as depreciation, depletion and amortization, certain impairments, gains or losses on sales of assets, deferred income taxes and mark-to-market changes in our open derivative instruments. See further discussion below under Results of Operations.
Proceeds from Issuance of Common Stock and Senior Notes
In the 2021 Predecessor Period, we issued $500 million aggregate principal amount of 5.5% 2026 Notes and $500 million aggregate principal amount of 5.875% 2029 Notes for total proceeds of $1.0 billion. Additionally, upon emergence from Chapter 11, we issued 62,927,320 shares of New Common Stock in exchange for $600 million of cash as agreed upon in the Plan.

Uses of Funds
The following table presents the uses of our cash and cash equivalents for the Successor and Predecessor periods:

	Successor	Predecessor
	Period from February 10, 2021 through September 30, 2021	Period from January 1, 2021 through February 9, 2021	Nine Months Ended September 30, 2020
Oil and Natural Gas Expenditures:
Capital expenditures	$404	$66	$973
Other Uses of Cash and Cash Equivalents:
Payments on Exit Credit Facility - Tranche A Loans, net	50	479	—
Payments on DIP Facility borrowings	—	1,179	—
Cash paid to purchase debt	—	—	95
Debt issuance and other financing costs	3	8	109
Common stock dividends paid	67	—	—
Preferred stock dividends paid	—	—	22
Other	1	—	10
Total other uses of cash and cash equivalents	121	1,666	236
Total uses of cash and cash equivalents	$525	$1,732	$1,209
Capital Expenditures
Our capital expenditures significantly decreased in the combined 2021 Successor and Predecessor Periods primarily as a result of decreased drilling and completion activity mainly in our liquids-rich plays.
Payments on DIP Facility Borrowings
On the Effective Date, the DIP Facility was terminated, and the holders of obligations under the DIP Facility received payment in full in cash; provided that to the extent such lender under the DIP Facility was also a lender under the Exit Credit Facility, such lender’s allowed DIP claims were first reduced dollar-for-dollar and satisfied by the amount of its Exit RBL Loans provided as of the Effective Date.
Cash Paid to Purchase Debt
In the 2020 Predecessor Period, we repurchased approximately $160 million aggregate principal amount of our senior notes for $95 million.
Common Stock Dividends
As part of our dividend program, we paid dividends of $67 million on our common stock in the 2021 Successor Period.
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

Results of Operations
Oil, Natural Gas and NGL Production and Average Sales Prices

	Successor
	Three Months Ended September 30, 2021
	Oil		Natural Gas		NGL		Total
	MBbl per day	$/Bbl	MMcf per day	$/Mcf	MBbl per day	$/Bbl	MBoe per day	$/Boe
Appalachia	—	—	1,302	3.20	—	—	217	19.21
Gulf Coast	—	—	589	3.81	—	—	98	22.84
South Texas	34	70.96	107	4.46	15	34.60	66	51.02
Brazos Valley	25	69.54	33	2.82	3	27.41	34	56.88
Powder River Basin	9	69.31	53	4.33	3	44.53	21	47.48
Total	68	70.22	2,084	3.46	21	35.14	436	29.14

	Predecessor
	Three Months Ended September 30, 2020
	Oil		Natural Gas		NGL		Total
	MBbl per day	$/Bbl	MMcf per day	$/Mcf	MBbl per day	$/Bbl	MBoe per day	$/Boe
Appalachia	—	—	1,070	1.40	—	—	178	8.37
Gulf Coast	—	—	550	1.81	—	—	91	10.86
South Texas	51	39.79	132	2.08	22	12.81	95	27.31
Brazos Valley	36	38.45	43	0.80	5	6.69	49	29.82
Powder River Basin	10	38.69	41	1.79	3	15.94	20	25.98
Mid-Continent	4	40.12	31	1.63	3	11.58	12	20.15
Total	101	39.31	1,867	1.57	33	11.94	445	16.40

	Successor
	Period from February 10, 2021 through September 30, 2021
	Oil		Natural Gas		NGL		Total
	MBbl per day	$/Bbl	MMcf per day	$/Mcf	MBbl per day	$/Bbl	MBoe per day	$/Boe
Appalachia	—	—	1,289	2.57	—	—	215	15.43
Gulf Coast	—	—	552	3.11	—	—	92	18.67
South Texas	36	67.02	108	3.85	15	28.88	69	47.25
Brazos Valley	27	65.60	34	3.74	4	20.91	36	54.37
Powder River Basin	10	65.02	55	3.94	3	36.91	22	43.45
Total	73	66.23	2,038	2.84	22	28.85	434	25.85

	Predecessor
	Period from January 1, 2021 through February 9, 2021
	Oil		Natural Gas		NGL		Total
	MBbl per day	$/Bbl	MMcf per day	$/Mcf	MBbl per day	$/Bbl	MBoe per day	$/Boe
Appalachia	—	—	1,233	2.42	—	—	206	14.49
Gulf Coast	—	—	543	2.44	—	—	90	14.62
South Texas	42	54.12	127	3.00	14	26.04	78	39.20
Brazos Valley	32	52.37	38	1.14	4	16.09	42	42.23
Powder River Basin	10	51.96	61	2.92	4	34.31	24	34.25
Total	84	53.21	2,002	2.45	22	25.92	440	22.63

	Predecessor
	Nine Months Ended September 30, 2020
	Oil		Natural Gas		NGL		Total
	MBbl per day	$/Bbl	MMcf per day	$/Mcf	MBbl per day	$/Bbl	MBoe per day	$/Boe
Appalachia	—	—	1,032	1.57	—	—	172	9.43
Gulf Coast	—	—	536	1.66	—	—	89	9.95
South Texas	51	38.27	136	2.08	19	11.58	93	26.56
Brazos Valley	38	36.52	54	0.68	6	4.61	53	27.00
Powder River Basin	14	35.71	60	1.71	4	13.19	28	23.25
Mid-Continent	4	37.49	39	1.85	3	11.44	14	19.43
Total	107	37.32	1,857	1.62	32	10.31	449	16.32

Oil, Natural Gas and NGL Sales

	Successor
	Three Months Ended September 30, 2021
	Oil	Natural Gas	NGL	Total
Appalachia	$—	$383	$—	$383
Gulf Coast	—	207	—	207
South Texas	221	44	47	312
Brazos Valley	158	9	8	175
Powder River Basin	58	21	14	93
Oil, natural gas and NGL revenue	$437	$664	$69	$1,170

	Predecessor
	Three Months Ended September 30, 2020
	Oil	Natural Gas	NGL	Total
Appalachia	$—	$137	$—	$137
Gulf Coast	—	92	—	92
South Texas	189	26	26	241
Brazos Valley	127	3	3	133
Powder River Basin	36	7	4	47
Mid-Continent	14	5	3	22
Oil, natural gas and NGL revenue	$366	$270	$36	$672

	Successor
	Period from February 10, 2021 through September 30, 2021
	Oil	Natural Gas	NGL	Total
Appalachia	$—	$772	$—	$772
Gulf Coast	—	401	—	401
South Texas	562	97	102	761
Brazos Valley	409	30	17	456
Powder River Basin	144	51	30	225
Total oil, natural gas and NGL sales	$1,115	$1,351	$149	$2,615

	Predecessor
	Period from January 1, 2021 through February 9, 2021
	Oil	Natural Gas	NGL	Total
Appalachia	$—	$119	$—	$119
Gulf Coast	—	53	—	53
South Texas	92	15	15	122
Brazos Valley	67	2	2	71
Powder River Basin	20	7	6	33
Total oil, natural gas and NGL sales	$179	$196	$23	$398

	Non-GAAP Combined
	Nine Months Ended September 30, 2021
	Oil	Natural Gas	NGL	Total
Appalachia	$—	$891	$—	$891
Gulf Coast	—	454	—	454
South Texas	654	112	117	883
Brazos Valley	476	32	19	527
Powder River Basin	164	58	36	258
Total oil, natural gas and NGL sales	$1,294	$1,547	$172	$3,013

	Predecessor
	Nine Months Ended September 30, 2020
	Oil	Natural Gas	NGL	Total
Appalachia	$—	$445	$—	$445
Gulf Coast	—	245	—	245
South Texas	539	77	59	675
Brazos Valley	375	10	9	394
Powder River Basin	133	28	14	175
Mid-Continent	44	19	9	72
Total oil, natural gas and NGL sales	$1,091	$824	$91	$2,006
Oil, natural gas and NGL sales in the 2021 Successor Quarter increased $498 million compared to the 2020 Predecessor Quarter. The increase is primarily attributable to a $511 million increase in revenues from higher average prices received, partially offset by a $13 million decrease in revenues due to slightly lower sales volumes, which primarily resulted from the sale of Mid-Continent properties in 2020. The higher average prices received are consistent with the upward trend in index prices for all products seen throughout the 2021 Successor Quarter.

Oil, natural gas and NGL sales in the combined 2021 Successor and Predecessor Periods increased $1,007 million compared to the 2020 Predecessor Period. The increase is primarily attributable to a $1,074 million increase in revenues from higher average prices received, partially offset by a $72 million reduction from the sale of Mid-Continent properties in 2020. Excluding the decrease in volumes related to the sale of Mid-Continent properties in 2020, average daily production is consistent in the combined 2021 Successor and Predecessor Periods and 2020 Predecessor Period due to an increase in new well completions in Appalachia and Gulf Coast offset by a reduction in South Texas, Brazos Valley, and Powder River Basin wells turned-in-line.
Production Expenses

	Successor		Predecessor
	Three Months Ended September 30, 2021		Three Months Ended September 30, 2020
		$/Boe		$/Boe
Appalachia	$9	0.47	$8	0.49
Gulf Coast	13	1.42	10	1.20
South Texas	31	5.04	24	2.73
Brazos Valley	18	5.96	17	3.83
Powder River Basin	9	4.38	9	4.53
Mid-Continent	—	—	14	13.11
Total production expenses	$80	1.99	$82	1.99

	Successor		Predecessor		Non-GAAP Combined		Predecessor
	Period from February 10, 2021 through September 30, 2021		Period from January 1, 2021 through February 9, 2021		Nine Months Ended September 30, 2021		Nine Months Ended September 30, 2020
		$/Boe		$/Boe		$/Boe		$/Boe
Appalachia	$23	0.47	$4	0.50	$27	0.47	$24	0.51
Gulf Coast	30	1.39	4	1.12	34	1.35	32	1.30
South Texas	74	4.60	12	3.90	86	4.48	85	3.24
Brazos Valley	46	5.52	9	4.85	55	5.41	67	4.61
Powder River Basin	21	4.07	3	3.37	24	3.96	37	4.74
Mid-Continent	—	—	—	—	—	—	50	13.69
Total production expenses	$194	1.92	$32	1.80	$226	1.90	$295	2.40
Production expenses in the 2021 Successor Quarter decreased $2 million as compared to the 2020 Predecessor Quarter. The decrease was primarily due to a $14 million reduction from the sale of Mid-Continent properties in 2020, partially offset by increased workover expense and repair and maintenance expense in South Texas and Gulf Coast.
Production expenses in the combined 2021 Successor and Predecessor Periods decreased $69 million as compared to the 2020 Predecessor Period. The decrease was primarily due to a $50 million reduction from the sale of Mid-Continent properties in 2020 and a $25 million reduction in our Brazos Valley and Powder River Basin operating areas due to lower production volumes from reduced capital allocation.

Gathering, Processing and Transportation Expenses

	Successor		Predecessor
	Three Months Ended September 30, 2021		Three Months Ended September 30, 2020
		$/Boe		$/Boe
Appalachia	$83	4.14	$73	4.39
Gulf Coast	28	3.09	46	5.42
South Texas	82	13.38	106	12.08
Brazos Valley	3	0.98	7	1.49
Powder River Basin	23	11.95	21	11.84
Mid-Continent	—	—	5	5.10
Total gathering, processing and transportation expenses	$219	5.45	$258	6.28

	Successor		Predecessor		Non-GAAP Combined		Predecessor
	Period from February 10, 2021 through September 30, 2021		Period from January 1, 2021 through February 9, 2021		Nine Months Ended September 30, 2021		Nine Months Ended September 30, 2020
		$/Boe		$/Boe		$/Boe		$/Boe
Appalachia	$204	4.07	$34	4.17	$238	4.08	$217	4.60
Gulf Coast	64	2.98	11	2.93	75	2.98	137	5.59
South Texas	203	12.56	42	13.35	245	12.69	338	13.28
Brazos Valley	8	1.03	3	1.92	11	1.18	21	1.40
Powder River Basin	62	12.00	12	12.53	74	12.08	79	10.46
Mid-Continent	—	—	—	—	—	—	21	5.83
Total gathering, processing and transportation expenses	$541	5.45	$102	5.78	$643	5.41	$813	6.61
Gathering, processing and transportation expenses in the 2021 Successor Quarter decreased $39 million as compared to the 2020 Predecessor Quarter. Gulf Coast decreased $18 million as a result of contract negotiations in the Chapter 11 Cases. South Texas decreased $24 million primarily as a result of reduced production due to fewer wells brought on line in 2021. Additionally, the sale of Mid-Continent properties in 2020 resulted in a $5 million reduction. These decreases were partially offset by a $10 million increase in Appalachia as a result of increased production.
Gathering, processing and transportation expenses in the combined 2021 Successor and Predecessor Periods decreased $170 million as compared to the 2020 Predecessor Period. Gulf Coast decreased $62 million as a result of contract negotiations in the Chapter 11 Cases. South Texas decreased $93 million primarily as a result of reduced production as well as contract negotiations in the Chapter 11 Cases. Additionally, the sale of Mid-Continent properties in 2020 resulted in a $21 million reduction. These decreases were partially offset by a $21 million increase in Appalachia as a result of increased production.

Severance and Ad Valorem Taxes

	Successor		Predecessor
	Three Months Ended September 30, 2021		Three Months Ended September 30, 2020
		$/Boe		$/Boe
Appalachia	$2	0.13	$1	0.09
Gulf Coast	5	0.55	4	0.52
South Texas	17	2.72	16	1.79
Brazos Valley	8	2.63	10	2.05
Powder River Basin	9	4.59	5	2.65
Mid-Continent	—	—	1	1.13
Total severance and ad valorem taxes	$41	1.03	$37	0.90

	Successor		Predecessor		Non-GAAP Combined		Predecessor
	Period from February 10, 2021 through September 30, 2021		Period from January 1, 2021 through February 9, 2021		Nine Months Ended September 30, 2021		Nine Months Ended September 30, 2020
		$/Boe		$/Boe		$/Boe		$/Boe
Appalachia	$6	0.13	$1	0.07	$7	0.12	$4	0.09
Gulf Coast	12	0.55	2	0.54	14	0.55	14	0.60
South Texas	42	2.56	8	2.53	50	2.55	43	1.68
Brazos Valley	25	3.03	5	2.99	30	3.03	33	2.23
Powder River Basin	21	4.15	2	2.88	23	3.95	18	2.37
Mid-Continent	—	—	—	—	—	—	4	1.07
Total severance and ad valorem taxes	$106	1.05	$18	1.03	$124	1.05	$116	0.94
Severance and ad valorem taxes in the 2021 Successor Quarter increased $4 million as compared to the 2020 Predecessor Quarter. The severance tax increase of $4 million was primarily driven by increased revenue as a result of improved pricing.
Severance and ad valorem taxes in the combined 2021 Successor and Predecessor Periods increased $8 million as compared to the 2020 Predecessor Period. The severance tax increase of $12 million was primarily driven by increased revenue as a result of improved pricing. The ad valorem tax decrease of $4 million was primarily driven by lower assessed property values in the combined 2021 Successor and Predecessor Periods for Brazos Valley and South Texas.

Gross Margin by Operating Area
The table below presents the gross margin for each of our operating areas. Gross margin by operating area is defined as oil, natural gas and NGL sales less production expenses, gathering, processing and transportation expenses, and severance and ad valorem taxes.

	Successor		Predecessor
	Three Months Ended September 30, 2021		Three Months Ended September 30, 2020
		$/Boe		$/Boe
Appalachia	$289	14.47	$55	3.40
Gulf Coast	161	17.78	32	3.72
South Texas	182	29.88	95	10.71
Brazos Valley	146	47.31	99	22.45
Powder River Basin	52	26.56	12	6.96
Mid-Continent	—	—	2	0.81
Gross margin by operating area	$830	20.67	$295	7.23

	Successor		Predecessor		Non-GAAP Combined		Predecessor
	Period from February 10, 2021 through September 30, 2021		Period from January 1, 2021 through February 9, 2021		Nine Months Ended September 30, 2021		Nine Months Ended September 30, 2020
		$/Boe		$/Boe		$/Boe		$/Boe
Appalachia	$539	10.76	$80	9.75	$619	10.63	$200	4.23
Gulf Coast	295	13.75	36	10.03	331	13.21	62	2.46
South Texas	442	27.53	60	19.42	502	26.22	209	8.36
Brazos Valley	377	44.79	54	32.47	431	42.72	273	18.76
Powder River Basin	121	23.23	16	15.47	137	22.02	41	5.68
Mid-Continent	—	—	—	—	—	—	(3)	(1.16)
Gross margin by operating area	$1,774	17.43	$246	14.02	$2,020	17.01	$782	6.37

Oil and Natural Gas Derivatives

	Successor	Predecessor
	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020
Oil derivatives – realized gains (losses)	$(128)	$2
Oil derivatives – unrealized gains (losses)	62	(4)
Total losses on oil derivatives	(66)	(2)

Natural gas derivatives – realized gains (losses)	(163)	5
Natural gas derivatives – unrealized losses	(681)	(164)
Total losses on natural gas derivatives	(844)	(159)
Total losses on oil and natural gas derivatives	$(910)	$(161)

	Successor	Predecessor
	Period from February 10, 2021 through September 30, 2021	Period from January 1, 2021 through February 9, 2021	Nine Months Ended September 30, 2020
Oil derivatives – realized gains (losses)	$(302)	$(19)	$698
Oil derivatives – unrealized losses	(138)	(190)	(9)
Total gains (losses) on oil derivatives	(440)	(209)	689

Natural gas derivatives – realized gains (losses)	(179)	6	179
Natural gas derivatives – unrealized losses	(985)	(179)	(295)
Total losses on natural gas derivatives	(1,164)	(173)	(116)
Total gains (losses) on oil and natural gas derivatives	$(1,604)	$(382)	$573
See Note 12 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for a discussion of our derivative activity.
Marketing Revenues and Expenses

	Successor	Predecessor
	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020
Marketing revenues	$627	$448
Marketing expenses	625	450
Marketing margin	$2	$(2)

	Successor	Predecessor
	Period from February 10, 2021 through September 30, 2021	Period from January 1, 2021 through February 9, 2021	Nine Months Ended September 30, 2020
Marketing revenues	$1,443	$239	$1,412
Marketing expenses	1,440	237	1,438
Marketing margin	$3	$2	$(26)
Marketing margin increased in the 2021 Successor Quarter primarily due to increased profit on third-party marketing as a result of improved pricing.
Marketing margin increased in the 2021 Successor Period primarily due to the significant drop in oil prices during the 2020 Predecessor Period that resulted in an unfavorable inventory valuation adjustment.

Exploration Expense

	Successor	Predecessor
	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020
Impairments of unproved properties	$1	$3
Geological and geophysical expense and other	1	2
Total exploration expense	$2	$5

	Successor	Predecessor
	Period from February 10, 2021 through September 30, 2021	Period from January 1, 2021 through February 9, 2021	Nine Months Ended September 30, 2020
Impairments of unproved properties	$1	$2	$402
Dry hole expense	—	—	7
Geological and geophysical expense and other	3	—	8
Total exploration expense	$4	$2	$417
The 2020 Predecessor Period exploration expense is the result of non-cash impairment charges in unproved properties, primarily in our Brazos Valley, Gulf Coast, Powder River Basin and Mid-Continent operating areas. See Note 13 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion.
General and Administrative Expenses

	Successor	Predecessor
	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020
Gross compensation and benefits	$68	$93
Non-labor	24	29
Allocations and reimbursements	(62)	(70)
Total general and administrative expenses, net	$30	$52

General and administrative expenses, net per Boe	$0.74	$1.27

	Successor	Predecessor
	Period from February 10, 2021 through September 30, 2021	Period from January 1, 2021 through February 9, 2021	Nine Months Ended September 30, 2020
Gross compensation and benefits	$162	$32	$305
Non-labor	60	12	167
Allocations and reimbursements	(153)	(23)	(243)
Total general and administrative expenses, net	$69	$21	$229

General and administrative expenses, net per Boe	$0.68	$1.19	$1.86

Compensation and benefits before reimbursements and allocations during the 2021 Successor Quarter decreased $25 million compared to the 2020 Predecessor Quarter due to reductions in workforce in the 2020 and 2021 Predecessor Periods. Non-labor before reimbursements and allocations during the 2021 Successor Quarter decreased $5 million compared to the 2020 Predecessor Quarter primarily due to cost reduction initiatives for professional services. The decrease in allocations and reimbursements was the result of staffing reductions and the sale of Mid-Continent properties in 2020.
Compensation and benefits before reimbursements and allocations during the combined 2021 Successor and Predecessor Periods decreased $111 million compared to the 2020 Predecessor Period due to reductions in workforce in the 2020 and 2021 Predecessor Periods. Non-labor before reimbursements and allocations during the combined 2021 Successor and Predecessor Periods decreased $95 million compared to the 2020 Predecessor Period due to cost reduction initiatives for professional services as well as $43 million in fees for legal, financial and restructuring advisors incurred in preparation for the Chapter 11 Cases in the 2020 Predecessor Period. The decrease in allocations and reimbursements during the combined 2021 Successor and Predecessor Periods compared to the 2020 Predecessor Period was the result of reduced drilling, staffing reductions and the sale of Mid-Continent properties in 2020.
Separation and Other Termination Costs

	Successor	Predecessor
	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020
Separation and other termination costs	$—	$16

	Successor	Predecessor
	Period from February 10, 2021 through September 30, 2021	Period from January 1, 2021 through February 9, 2021	Nine Months Ended September 30, 2020
Separation and other termination costs	$11	$22	$43
Separation and other termination costs relate to one-time termination benefits for certain employees.
Depreciation, Depletion and Amortization

	Successor	Predecessor
	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020
Depreciation, depletion and amortization	$228	$170
Depreciation, depletion and amortization per Boe	$5.67	$4.17

	Successor	Predecessor
	Period from February 10, 2021 through September 30, 2021	Period from January 1, 2021 through February 9, 2021	Nine Months Ended September 30, 2020
Depreciation, depletion and amortization	$579	$72	$931
Depreciation, depletion and amortization per Boe	$5.72	$4.11	$7.58
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
Impairments

	Successor	Predecessor
	Period from February 10, 2021 through September 30, 2021	Period from January 1, 2021 through February 9, 2021	Nine Months Ended September 30, 2020
Impairments of proved oil and natural gas properties	$—	$—	$8,446
Impairments of other fixed assets and other	1	—	76
Total impairments	$1	$—	$8,522
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
Other Operating Expense (Income), Net

	Successor	Predecessor
	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020
Other operating expense, net	$3	$1

	Successor	Predecessor
	Period from February 10, 2021 through September 30, 2021	Period from January 1, 2021 through February 9, 2021	Nine Months Ended September 30, 2020
Other operating expense (income), net	$1	$(12)	$67
In the 2020 Predecessor Period, we terminated certain gathering, processing and transportation contracts and recognized a non-recurring $80 million expense related to the contract terminations as well as $29 million of other operating expense primarily related to royalty settlements offset by $42 million of income from the amortization of volumetric production payment deferred revenue.
Interest Expense

	Successor	Predecessor
	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020
Interest expense on debt	$19	$25
Amortization of premium, discount, issuance costs and other	1	2
Capitalized interest	(3)	(2)
Total interest expense	$17	$25

	Successor	Predecessor
	Period from February 10, 2021 through September 30, 2021	Period from January 1, 2021 through February 9, 2021	Nine Months Ended September 30, 2020
Interest expense on debt	$50	$11	$377
Amortization of premium, discount, issuance costs and other	4	—	(57)
Capitalized interest	(7)	—	(13)
Total interest expense	$47	$11	$307
The decrease in total interest expense in the 2021 Successor Quarter and 2021 Successor Period compared to the 2020 Predecessor Quarter and 2020 Predecessor Period resulted from the decrease in outstanding debt obligations between periods. Upon emergence from the Chapter 11 Cases, all outstanding obligations under our Predecessor senior notes and term loan were cancelled in exchange for shares of New Common Stock and Warrants. See Note 3 and Note 5 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for a discussion of the Chapter 11 Cases.
Gains on Purchases or Exchanges of Debt
In the 2020 Predecessor Period, we repurchased approximately $160 million aggregate principal amount of senior notes for $95 million and recorded an aggregate gain of approximately $65 million.
Other Income (Expense)

	Successor	Predecessor
	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020
Other income	$—	$2

	Successor	Predecessor
	Period from February 10, 2021 through September 30, 2021	Period from January 1, 2021 through February 9, 2021	Nine Months Ended September 30, 2020
Other income (expense)	$31	$2	$(9)
In the 2021 Successor Period, we recorded a gain of $22 million for a refund from a midstream provider.
Reorganization Items, Net

	Successor	Predecessor
	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020
Accrual for allowed claims	$—	$(465)
Debt and equity financing fees	—	(115)
Professional service provider fees and other	—	(40)
Gains on the settlement of liabilities subject to compromise	—	9
Total reorganization items, net	$—	$(611)

	Successor	Predecessor
	Period from February 10, 2021 through September 30, 2021	Period from January 1, 2021 through February 9, 2021	Nine Months Ended September 30, 2020
Gains on the settlement of liabilities subject to compromise	$—	$6,443	$9
Accrual for allowed claims	—	(1,002)	(465)
Write off of unamortized debt premiums (discounts) on Predecessor debt	—	—	518
Write off of unamortized debt issuance costs on Predecessor debt	—	—	(61)
Gain on fresh start adjustments	—	201	—
Gain from release of commitment liabilities	—	55	—
Debt and equity financing fees	—	—	(178)
Professional service provider fees and other	—	(60)	(40)
Success fees for professional service providers	—	(38)	—
Surrender of other receivable	—	(18)	—
FLLO alternative transaction fee	—	(12)	—
Total reorganization items, net	$—	$5,569	$(217)
In the 2021 and 2020 Predecessor Periods, we recorded a net gain of $5.569 billion and a net loss of $217 million, respectively, in reorganization items, net related to the Chapter 11 Cases. See Note 2 and Note 3 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for a discussion of the Chapter 11 Cases and for discussion of adoption of fresh start accounting.
Income Taxes
An income tax benefit of $10 million was recorded for the 2021 Successor Period as a result of projecting current state income taxes. Although we are projecting a current state tax liability, a benefit has been recorded in the 2021 Successor Period due to the application of our estimated annual effective tax rate to the 2021 Successor Period book net loss before income taxes. An income tax benefit of $57 million was recorded for the 2021 Predecessor Period and an income tax benefit of $13 million was recorded for the 2020 Predecessor Period. Our effective income tax rate was 2.0% for the 2021 Successor Period, (1.1%) for the 2021 Predecessor Period and 0.1% for the 2020 Predecessor Period. Our effective tax rate can fluctuate as a result of the impact of discrete items, state income taxes and permanent differences. See Note 9 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for a discussion of income taxes.

Forward-Looking Statements
This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. Forward-looking statements include our current expectations or forecasts of future events, including matters relating to the continuing effects of the COVID-19 pandemic and the impact thereof on our business, financial condition, results of operations and cash flows, the potential effects of the Plan restructuring on our operations, management, and employees, actions by, or disputes among or between, members of OPEC+ and other foreign oil-exporting countries, market factors, market prices, our ability to meet debt service requirements, our ability to continue to pay cash dividends, and the amount and timing of any cash dividends, and our ESG initiatives. In this context, forward-looking statements often address our expected future business, financial performance and financial condition, and often contain words such as "expect," “could,” “may,” "anticipate," "intend," "plan," “ability,” "believe," "seek," "see," "will," "would," “estimate,” “forecast,” "target," “guidance,” “outlook,” “opportunity” or “strategy.”
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
•risks related to the Vine Acquisition, including our ability to successfully integrate the business of Vine into the Company and achieve the expected synergies from the Vine Acquisition within the expected timeframe;
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
•effects of purchase price adjustments and indemnity obligations; and
•other factors that are described under Risk Factors in Item 1A of our 2020 Form 10-K and Risk Factors in Item 1A of Part II of this report.
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
For the combined 2021 Successor and Predecessor Periods, oil, natural gas, and NGL revenue, excluding any effect of our derivative instruments, were $1,294 million, $1,547 million and $172 million, respectively. Based on production, oil, natural gas, and NGL revenue for the 2021 Successor and Predecessor Periods would have increased or decreased by approximately $129 million, $154 million, and $18 million, respectively, for each 10% increase or decrease in prices. As of September 30, 2021, the fair values of our oil and natural gas derivatives were net liabilities of $467 million and $1,143 million, respectively. A 10% increase or decrease in forward oil prices would decrease or increase the valuation of oil derivatives by approximately $124 million. A 10% increase in forward natural gas prices would decrease the valuation of natural gas derivatives by approximately $259 million. A 10% decrease in forward natural gas prices would increase the valuation of natural gas derivatives by approximately $258 million. See Note 12 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further information on our open derivative positions.
Interest Rate Risk
Our exposure to interest rate changes relates primarily to borrowings under our Exit Credit Facility for the 2021 Successor Period and pre-petition revolving credit facility and DIP Facility for the 2020 and 2021 Predecessor Periods. Interest is payable on borrowings under the Exit Credit Facility, pre-petition revolving credit facility and DIP Facility based on floating rates. See Note 5 for additional information. As of September 30, 2021, we had no outstanding borrowings under our Exit Credit Facility - Tranche A Loans and $221 million under our Exit Credit Facility - Tranche B Loans. A 1.0% increase in interest rates based on the variable borrowings as of September 30, 2021 would result in an increase in our interest expense of approximately $2 million per year.

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
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2021 that our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the period covered by this quarterly report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings
Chapter 11 Proceedings
Commencement of the Chapter 11 Cases automatically stayed the proceedings and actions against us that are described below, in addition to actions seeking to collect pre-petition indebtedness or to exercise control over the property of the Company’s bankruptcy estates. The Plan in the Chapter 11 Cases, which became effective on February 9, 2021, provided for the treatment of claims against the Company’s bankruptcy estates, including pre-petition liabilities that had not been satisfied or addressed during the Chapter 11 Cases. See Note 2 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for additional information.
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
Our business has many risks. Factors that could materially adversely affect our business, financial condition, operating results or liquidity and the trading price of our common stock are described under “Risk Factors” in Item 1A of our 2020 Form 10-K and the additional risk factors provided below, which supplement the risk factors included in our 2020 Form 10-K. This information should be considered carefully, together with other information in this report and other reports and materials we file with the SEC.

Risks Relating to the Vine Acquisition

The synergies attributable to the Vine Acquisition may vary from expectations.

We may fail to realize the anticipated benefits and synergies expected from the Vine Acquisition, which could adversely affect our business, financial condition and operating results. The success of the Vine Acquisition will depend, in significant part, on our ability to successfully integrate the acquired business, grow the revenue of the combined company and realize the anticipated strategic benefits and synergies from the combination, such as operational and financial scale, and increased free cash flow. However, achieving these goals requires, among other things, realization of the targeted cost synergies expected from the merger. The growth and the anticipated benefits of the transactions may not be realized fully or at all, or may take longer to realize than expected. Actual operating, technological, strategic and revenue opportunities, if achieved at all, may be less significant than expected or may take longer to achieve than anticipated. If we are not able to achieve these objectives and realize the anticipated benefits and synergies expected from the Vine Acquisition within the anticipated timing or at all, our business, financial condition and operating results may be adversely affected.
We and Vine will be subject to business uncertainties for a period of time after the closing of the Vine Acquisition, which could adversely affect the combined company after the Vine Acquisition.

Uncertainty about the effect of the merger on employees, industry contacts and business partners may have an adverse effect on the combined company. These uncertainties may impair the combined company’s ability to attract, retain and motivate key personnel for a period of time after the closing of the Vine Acquisition and could cause industry contacts, business partners and others that deal with the combined company to seek to change their existing business relationships with the combined company.

Uncertainties associated with the Vine Acquisition may cause a loss of management personnel and other key employees, which could adversely affect the future business and operations of the combined company.

The Company and Vine are dependent on the experience and industry knowledge of their officers and other key employees to execute their business plans. The combined company’s success after the Vine Acquisition will depend in part upon the ability of the Company and Vine to retain key management personnel and other key employees. Current and prospective employees of the Company and Vine may experience uncertainty about their roles within the combined company following the Vine Acquisition, which may have an adverse effect on the ability of the Company to attract or retain key management and other key personnel. Accordingly, no assurance can be given that the combined company will achieve the same success attracting or retaining key management personnel and other key employees as the Company may have independently achieved prior to the Vine Acquisition.

We have incurred and will continue to incur significant transaction and merger-related costs in connection with the Vine Acquisition, which may be in excess of our expectations.

We have incurred and expect to continue to incur a number of non-recurring costs associated with negotiating and completing the Vine Acquisition, combining the operations of the two companies and achieving desired synergies. These fees and costs have been, and will continue to be, substantial. The substantial majority of non-recurring expenses will consist of transaction costs related to the Vine Acquisition and include, among others, employee retention costs, fees paid to financial, legal and accounting advisors, severance and benefit costs and filing fees.

We will also incur transaction fees and costs related to the integration of the companies, which may be substantial. Moreover, we may incur additional unanticipated expenses in connection with the Vine Acquisition and the integration, including costs associated with any stockholder litigation related to the Vine Acquisition. Although we expect that the elimination of duplicative costs as well as the realization of other efficiencies related to the integration of the businesses should offset integration-related costs over time, this net benefit may not be achieved in the near term, or at all.

The costs described above, as well as other unanticipated costs and expenses, could have a material adverse effect on our financial condition and operating results.

Completion of the Vine Acquisition may have triggered change in control or other provisions in certain agreements to which Vine or its subsidiaries is a party.

The completion of the Vine Acquisition may trigger change in control or other provisions in certain agreements to which Vine or its subsidiaries is a party. If we are unable to negotiate waivers of those provisions, the counterparties may exercise their rights and remedies under such agreements, potentially terminating the agreement or seeking monetary damages. Additionally, even if we are able to negotiate waivers, the counterparties may require a fee for such waivers or seek to renegotiate the agreements on terms less favorable to the combined company.

We have substantial indebtedness after giving effect to the Vine Acquisition, which may limit our financial flexibility and adversely affect our financial results.

Under the merger agreement, Vine’s outstanding senior notes remained outstanding, and following certain internal reorganization transactions, we became the successor obligor of the senior notes. As of September 30, 2021, the aggregate principal amount of such outstanding senior notes was approximately $950 million. As of September 30, 2021, we had total long-term debt of approximately $1.3 billion, consisting primarily of the amounts outstanding under our credit facility and our senior unsecured notes.

The combined company’s pro forma indebtedness as of September 30, 2021, assuming consummation of the Vine Acquisition had occurred on such date and Vine’s senior notes remained outstanding, would have been approximately $2.2 billion, representing an increase in comparison to our recent, historical indebtedness. This increase in our indebtedness could have adverse effects on our financial condition and results of operations, including:

•increasing the difficulty of us to satisfy our debt obligations, including any repurchase obligations that may arise thereunder;

•diverting a portion of our cash flows to service our indebtedness, which could reduce the funds available for operations and other purposes;

•increasing our vulnerability to general adverse economic and industry conditions;

•placing us at a competitive disadvantage compared to our competitors that are less leveraged and, therefore, may be able to take advantage of opportunities that we would be unable to pursue due to our indebtedness;

•limiting our ability to access the capital markets to raise capital on favorable terms;

•impairing our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate or other purposes; and

•increasing our vulnerability to interest rate increases, as our borrowings under our revolving credit facility are at variable interest rates.

We believe that the combined company will have flexibility to repay, refinance, repurchase, redeem, exchange or otherwise terminate large portions of its outstanding debt obligations. However, there can be no guarantee that we will be able to execute such refinancings on favorable terms, or at all, and a high level of indebtedness increases the risk that we may default on our debt obligations, including from the debt obligations assumed from Vine. Our ability to meet our debt obligations and to reduce our level of indebtedness depends on our future performance. Our future performance depends on many factors independent of the Vine Acquisition, some of which are beyond our control, such as general economic conditions and oil and natural gas prices. We may not be able to generate sufficient cash flows to pay the interest on our debt, and future working capital, borrowings or equity financing may not be available to pay or refinance such debt.

Lawsuits have been filed and may be filed against the Company, Vine and their respective affiliates in connection with the Vine Acquisition. An adverse ruling in any such lawsuit could result in substantial costs to the Company and Vine.

Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into acquisition, merger or other business combination agreements like the merger agreement. Even if any of the lawsuits which have been filed and may be filed are without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on our liquidity and financial condition.

Additionally, there can be no assurance that any of the defendants in any potential future lawsuits will be successful in the outcome of such lawsuits. The defense or settlement of any lawsuit or claim that remains unresolved at the time the merger is completed may adversely affect our business, financial condition, results of operations and cash flows.

Our integration of Vine into the Company may not be as successful as anticipated, and we may not achieve the intended benefits or do so within the intended timeframe.

The Vine Acquisition involves numerous operational, strategic, financial, accounting, legal, tax and other risks, potential liabilities associated with the acquired business, and uncertainties related to design, operation and integration of Vine’s internal control over financial reporting. Difficulties in integrating Vine into the Company may result in Vine performing differently than expected, operational challenges, or the failure to realize anticipated expense-related efficiencies. Potential difficulties that may be encountered in the integration process include, among others:

•the inability to successfully integrate the business of Vine into the Company in a manner that permits the Company to achieve the full revenue and cost savings anticipated from the Vine
Acquisition;

•complexities associated with managing the larger, more complex integrated business;

•not realizing anticipated operating synergies;

•integrating personnel from the two companies and the loss of key employees;

•potential unknown liabilities and unforeseen expenses, delays or regulatory conditions associated with the Vine Acquisition;

•integrating relationships with industry contacts and business partners;

•performance shortfalls as a result of the diversion of management’s attention caused by completing the Vine Acquisition and the integration process; and

•the disruption of, or the loss of momentum in, ongoing business or inconsistencies in standards, controls, procedures and policies.

Additionally, the success of the Vine Acquisition will depend, in part, on our ability to realize the anticipated benefits and cost savings from combining the two businesses, including operational and other synergies that we believe the combined company will achieve. The anticipated benefits and cost savings of the Vine Acquisition may not be realized fully or at all, may take longer to realize than expected or could have other adverse effects that we do not currently foresee.

Our results may suffer if we do not effectively manage our expanded operations following the Vine Acquisition.

The success of the Vine Acquisition will depend, in part, on our ability to realize the anticipated benefits and cost savings from combining the two businesses, including the need to integrate the operations and business of Vine into our existing business in an efficient and timely manner, to combine systems and management controls and to integrate relationships with customers, vendors, industry contacts and business partners.

The anticipated benefits and cost savings of the Vine Acquisition may not be realized fully or at all, may take longer to realize than expected or could have other adverse effects that we do not currently foresee. Some of the assumptions that we have made, such as the achievement of operating synergies, may not be realized. There could also be unknown liabilities and unforeseen expenses associated with the Vine Acquisition that were not discovered in the due diligence review conducted by each company prior to entering into the transaction.

The market price of our common stock may be affected by factors different from those that historically have affected the price of our common stock.

Our business differs from that of Vine in certain respects, and, accordingly, the financial position or results of operations and/or cash flows of the combined company, as well as the market price of our common stock, may be affected by factors different from those currently affecting our financial position or results of operations and/or cash flows as an independent standalone company.

As a result of the Vine Acquisition, we have incorporated Vine’s hedging activities into our business, and we may be exposed to additional commodity price risks arising from such hedges.

To mitigate its exposure to changes in commodity prices, Vine hedges natural gas prices from time to time, primarily through the use of certain derivative instruments. As a result of the merger, we assumed Vine’s existing derivative instruments. Actual natural gas prices may differ from our expectations and, as a result, such derivative instruments may have a negative impact on our business, financial condition and operating results.

The combined company may not be able to retain customers or suppliers, and customers or suppliers may seek to modify contractual obligations with the combined company, either of which could have an adverse effect on the combined company’s business and operations. Third parties may terminate or alter existing contracts or relationships with the Company or Vine as a result of the Vine Acquisition.

As a result of the Vine Acquisition, the combined company may experience impacts on relationships with customers and suppliers that may harm the combined company’s business and results of operations. Certain customers or suppliers may seek to terminate or modify contractual obligations following the Vine Acquisition whether or not contractual rights are triggered as a result of the Vine Acquisition. There can be no guarantee that customers and suppliers will remain with or continue to have a relationship with the combined company or do so on the same or similar contractual terms following the merger. If any customers or suppliers seek to terminate or modify contractual obligations or discontinue their relationships with the combined company, then the combined company’s business and results of operations may be harmed. If the combined company’s suppliers were to seek to terminate or modify an arrangement with the combined company, then the combined company may be unable to procure necessary supplies or services from other suppliers in a timely and efficient manner and on acceptable terms, or at all.

Vine also has contracts with vendors, landlords, licensors and other business partners that may require Vine to obtain consents from these other parties in connection with the Vine Acquisition. If these consents cannot be obtained, the combined company may suffer a loss of potential future revenue, incur costs and/or lose rights that may be material to the business of the combined company. Any such disruptions could limit the combined company’s ability to achieve the anticipated benefits of the Vine Acquisition.

We are subject to risks related to health epidemics and pandemics, including the ongoing COVID-19 pandemic, and it is difficult to predict what effect, if any, this might have on the combined company after the Vine Acquisition.

We face various risks related to public health issues, including epidemics, pandemics and other outbreaks, including the ongoing COVID-19 pandemic. The actual and potential effects of COVID-19 include, but are not limited to, its impact on general economic conditions, trade and financing markets, changes in customer behavior and continuity in business operations, all of which create significant uncertainty. In addition, the pandemic has resulted in governmental authorities implementing significant and varied measures to contain the spread of COVID-19, including travel bans and restrictions, quarantines, shelter in place and stay at home orders and business shutdowns. Governmental authorities may enact additional restrictions, or tighten existing measures if COVID-19 continues to spread. These measures, as well as the COVID-19 pandemic broadly, may have a negative effect on the combined company after the Vine Acquisition, which effect will be difficult to predict.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
There were no repurchases of our common stock during the quarter ended September 30, 2021.

ITEM 3.	Defaults Upon Senior Securities
Our bankruptcy filing described above constituted an event of default that accelerated our obligations under our senior credit facility, our senior secured notes and our unsecured notes. Under the Bankruptcy Code, the creditors under these debt agreements were stayed from taking any action against us as a result of an event of default. See Note 5 and Note 2 to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional details about the principal and interest amounts of debt included in liabilities subject to compromise on the accompanying unaudited condensed consolidated balance sheet as of December 31, 2020 and our Bankruptcy Filing and the Chapter 11 Cases.
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
INDEX OF EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed or Furnished Herewith
2.1	Fifth Amended Joint Plan of Reorganization of Chesapeake Energy Corporation and its Debtor Affiliates Pursuant to Chapter 11 of the Bankruptcy Code (Exhibit A of the Confirmation Order).	8-K	001-13726	2.1	1/19/2021

2.2	Agreement and Plan of Merger, dated as of August 10, 2021, by and among Chesapeake Energy Corporation, Hannibal Merger Sub, Inc., Hannibal Merger Sub, LLC, Vine Energy Inc. and Vine Energy Holdings LLC.	8-K	001-13726	2.1	8/11/2021

3.1	Second Amended and Restated Certificate of Incorporation of Chesapeake Energy Corporation.	8-K	001-13726	3.1	2/9/2021

3.2	Second Amended and Restated Bylaws of Chesapeake Energy Corporation.	8-K	001-13726	3.2	2/9/2021

3.3	Certificate of Elimination of Series B Preferred Stock of Chesapeake Energy.	10-K	001-13726	3.3	3/1/2021

10.1†	Amendment to the Chesapeake Energy Corporation 2021 Long Term Incentive Plan.	8-K	001-13726	10.3	4/27/2021

10.2†	Second Amendment to the Chesapeake Energy Corporation 2021 Long Term Incentive Plan.	8-K	001-13726	10.3	10/12/2021

10.3†	Form of Non-Employee Director Restricted Stock Unit Award Agreement for 2021 Long Term Incentive Plan.	10-Q	001-13726	10.9	5/13/2021

10.4†	Agreement by and between Robert D. Lawler and Chesapeake Energy Corporation, dated April 27, 2021.	8-K	001-13726	10.1	4/27/2021

10.5†	Interim CEO Agreement by and between Michael Wichterich and Chesapeake Energy Corporation, dated April 27, 2021.	8-K	001-13726	10.2	4/27/2021

10.6†	Performance Share Unit Award Agreement with Michael A. Wichterich, Interim Chief Executive Officer, dated April 30, 2021.	10-Q	001-13726	10.5	8/10/2021

10.7†	Agreement by and between Frank J. Patterson and the Company, dated June 11, 2021.	8-K	001-13726	10.1	6/11/2021

10.8†	Agreement by and between James R. Webb and the Company, dated June 11, 2021.	8-K	001-13726	10.2	6/11/2021

10.9†	Agreement by and between William M. Buergler and the Company, dated June 11, 2021.	8-K	001-13726	10.3	6/11/2021

10.10	First Amendment to Credit Agreement, dated as of June 11, 2021, among Chesapeake Energy Corporation, as borrower, MUFG Bank, Ltd., as administrative agent, MUFG Union Bank, N.A., as collateral agent, and the lenders and other parties party thereto.	8-K	001-13726	10.1	6/14/2021

10.11†	Form of Performance Share Unit Award (Absolute TSR) for 2021 Long Term Incentive Plan	10-Q	001-13726	10.10	8/10/2021

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed or Furnished Herewith

10.12†	Form of Performance Share Unit Award (Relative TSR) for 2021 Long Term Incentive Plan	10-Q	001-13726	10.11	8/10/2021

10.13†	Chesapeake Energy Corporation Executive Severance Plan	8-K	001-13726	10.1	10/12/2021

10.14†	Form of Participation Agreement pursuant to Chesapeake Energy Corporation Executive Severance Plan	8-K	001-13726	10.2	10/12/2021

10.15†	Executive Chairman Agreement by and between Michael Wichterich and Chesapeake Energy Corporation, dated October 11, 2021	8-K	001-13726	10.4	10/12/2021

10.16	Registration Rights Agreement, dated as of August 10, 2021, by and among Chesapeake Energy Corporation, Brix Investment LLC, Brix Investment II LLC, Harvest Investment LLC, Harvest Investment II LLC, Vine Investment LLC and Vine Investment II LLC	8-K	001-13726	10.1	8/11/2021

10.17	Merger Support Agreement, dated as of August 10, 2021, by and among Chesapeake Energy Corporation, Hannibal Merger Sub, Inc., Hannibal Merger Sub, LLC, Vine Energy, Inc. and the stockholders of Vine Energy Inc. listed thereto.	8-K	001-13726	10.2	8/11/2021

10.18
Second Amendment to Credit Agreement, dated as of October 29, 2021, among Chesapeake Energy Corporation, as borrower, MUFG Bank, Ltd., as administrative agent, MUFG Union Bank, N.A., as collateral agent, and the lenders and other parties party thereto.
						X

31.1	Domenic J. Dell’Osso, Jr., President, Chief Executive Officer and Chief Financial Officer, Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Domenic J. Dell’Osso Jr., President, Chief Executive Officer, and Chief Financial Officer, Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

95.1	Mine Safety Disclosure					X

101 INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101 SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101 LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.					X

101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					X

†	Management contract or compensatory plan or arrangement

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHESAPEAKE ENERGY CORPORATION

Date: November 2, 2021	By:	/s/ DOMENIC J. DELL’OSSO, JR.
Domenic J. Dell’Osso, Jr. President, Chief Executive Officer and Chief Financial Officer