Form 10-Q
period 2022-03-31
CHESAPEAKE ENERGY CORP
filed 2022-05-06
CIK 895126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2022
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒      No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☒  Accelerated Filer ☐  Non-accelerated Filer ☐
Smaller Reporting Company ☐  Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐      No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court Yes  ☒ No ☐
As of May 3, 2022, there were 127,262,019 shares of our $0.01 par value common stock outstanding.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
INDEX TO FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

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
“Marcellus Acquisition” means Chesapeake’s acquisition of Chief and associated non-operated interests held by affiliates of Radler and Tug Hill, Inc., which closed on March 9, 2022 with an effective date of January 1, 2022.
“MBbls” means thousand barrels.
“MMBbls” means million barrels.
“MBoe” means thousand Boe.
“MMBoe” means million Boe.
“Mcf” means thousand cubic feet.
“MMcf” means million cubic feet.
“New Common Stock” means the single class of common stock issued by Reorganized Chesapeake on the Effective Date.
“NGL” means natural gas liquids.
“NYMEX” means New York Mercantile Exchange.
“OPEC+” means Organization of the Petroleum Exporting Countries Plus.
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
“Radler” means Radler 2000 Limited Partnership.
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
“Vine” means Vine Energy Inc.
“Vine Acquisition” means Chesapeake’s acquisition of Vine, which closed on November 1, 2021.
“Warrants” means collectively, the Class A Warrants, Class B Warrants and Class C Warrants.
“WTI” means West Texas Intermediate.
“/Bbl” means per barrel.
“/Boe” means per Boe.
“/Mcf” means per Mcf.
“2021 Predecessor Period” means the period of January 1, 2021 through February 9, 2021.
“2021 Successor Period” means the period of February 10, 2021 through March 31, 2021.
“2022 Successor Period” means the quarter ended March 31, 2022.

PART I. FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	Successor
	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$19	$905
Restricted cash	9	9
Accounts receivable, net	1,383	1,115
Short-term derivative assets	1	5
Other current assets	75	69
Total current assets	1,487	2,103
Property and equipment:
Oil and natural gas properties, successful efforts method
Proved oil and natural gas properties	10,259	7,682
Unproved properties	2,263	1,530
Other property and equipment	495	495
Total property and equipment	13,017	9,707
Less: accumulated depreciation, depletion and amortization	(1,300)	(908)
Property and equipment held for sale, net	3	3
Total property and equipment, net	11,720	8,802
Long-term derivative assets	8	—
Other long-term assets	78	104
Total assets	$13,293	$11,009

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS – (Continued)
(Unaudited)

	Successor
	March 31, 2022	December 31, 2021
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$374	$308
Accrued interest	39	38
Short-term derivative liabilities	2,638	899
Other current liabilities	1,341	1,202
Total current liabilities	4,392	2,447
Long-term debt, net	2,774	2,278
Long-term derivative liabilities	393	249
Asset retirement obligations, net of current portion	334	349
Other long-term liabilities	17	15
Total liabilities	7,910	5,338
Contingencies and commitments (Note 7)
Stockholders’ equity:
Successor common stock, $0.01 par value, 450,000,000 shares authorized: 127,052,372 and 117,917,349 shares issued	1	1
Successor additional paid-in capital	5,615	4,845
Retained earnings (accumulated deficit)	(233)	825
Total stockholders’ equity	5,383	5,671
Total liabilities and stockholders’ equity	$13,293	$11,009

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Successor		Predecessor
	Three Months Ended March 31, 2022	Period from February 10, 2021 through March 31, 2021	Period from January 1, 2021 through February 9, 2021

Revenues and other:
Oil, natural gas and NGL	$1,914	$553	$398
Marketing	867	277	239
Oil and natural gas derivatives	(2,125)	46	(382)
Gains on sales of assets	279	4	5
Total revenues and other	935	880	260
Operating expenses:
Production	110	40	32
Gathering, processing and transportation	242	111	102
Severance and ad valorem taxes	63	24	18
Exploration	5	1	2
Marketing	851	280	237
General and administrative	26	15	21
Separation and other termination costs	—	—	22
Depreciation, depletion and amortization	409	122	72
Other operating expense (income), net	23	2	(12)
Total operating expenses	1,729	595	494
Income (loss) from operations	(794)	285	(234)
Other income (expense):
Interest expense	(32)	(12)	(11)
Other income	16	22	2
Reorganization items, net	—	—	5,569
Total other income (expense)	(16)	10	5,560
Income (loss) before income taxes	(810)	295	5,326
Income tax benefit	(46)	—	(57)
Net income (loss) available to common stockholders	$(764)	$295	$5,383
Earnings (loss) per common share:
Basic	$(6.32)	$3.01	$550.35
Diluted	$(6.32)	$2.75	$534.51
Weighted average common shares outstanding (in thousands):
Basic	120,805	97,907	9,781
Diluted	120,805	107,159	10,071

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Successor		Predecessor
	Three Months Ended March 31, 2022	Period from February 10, 2021 through March 31, 2021	Period from January 1, 2021 through February 9, 2021

Net income (loss)	$(764)	$295	$5,383
Other comprehensive income, net of income tax:
Reclassification of losses on settled derivative instruments	—	—	3
Other comprehensive income	—	—	3
Comprehensive income (loss)	$(764)	$295	$5,386
The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Successor		Predecessor
	Three Months Ended March 31, 2022	Period from February 10, 2021 through March 31, 2021	Period from January 1, 2021 through February 9, 2021

Cash flows from operating activities:
Net income (loss)	$(764)	$295	$5,383
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	409	122	72
Deferred income tax benefit	—	—	(57)
Derivative (gains) losses, net	2,125	(46)	382
Cash payments on derivative settlements, net	(568)	(32)	(17)
Share-based compensation	4	—	3
Gains on sales of assets	(279)	(4)	(5)
Non-cash reorganization items, net	—	—	(6,680)
Exploration	4	—	2
Other	(8)	4	45
Changes in assets and liabilities	(70)	70	851
Net cash provided by (used in) operating activities	853	409	(21)
Cash flows from investing activities:
Capital expenditures	(344)	(77)	(66)
Business combination, net	(2,006)	—	—
Proceeds from divestitures of property and equipment	403	4	—
Net cash used in investing activities	(1,947)	(73)	(66)
Cash flows from financing activities:
Proceeds from Exit Credit Facility - Tranche A Loans	1,565	30	—
Payments on Exit Credit Facility - Tranche A Loans	(1,065)	(80)	(479)
Payments on DIP Facility borrowings	—	—	(1,179)
Proceeds from issuance of senior notes, net	—	—	1,000
Proceeds from issuance of common stock	—	—	600
Proceeds from warrant exercise	1	—	—
Debt issuance and other financing costs	—	(3)	(8)
Cash paid to repurchase and retire common stock	(83)	—	—
Cash paid for common stock dividends	(210)	—	—
Other	—	(1)	—
Net cash provided by (used in) financing activities	208	(54)	(66)
Net increase (decrease) in cash, cash equivalents and restricted cash	(886)	282	(153)
Cash, cash equivalents and restricted cash, beginning of period	914	126	279
Cash, cash equivalents and restricted cash, end of period	$28	$408	$126

Cash and cash equivalents	$19	$340	$40
Restricted cash	9	68	86
Total cash, cash equivalents and restricted cash	$28	$408	$126

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(Unaudited)

Supplemental disclosures to the condensed consolidated statements of cash flows are presented below:

	Successor		Predecessor
	Three Months Ended March 31, 2022	Period from February 10, 2021 through March 31, 2021	Period from January 1, 2021 through February 9, 2021

Supplemental cash flow information:
Cash paid for reorganization items, net	$—	$18	$66
Interest paid, net of capitalized interest	$31	$—	$13
Income taxes paid, net of refunds received	$(5)	$(3)	$—

Supplemental disclosure of significant non-cash investing and financing activities:
Change in accrued drilling and completion costs	$6	$(12)	$(5)
Put option premium on equity backstop agreement	$—	$—	$60
Common stock issued for business combination	$764	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021 (Successor)	—	$—	117,917,349	$1	$4,845	$825	$—	$5,671
Issuance of common stock for Marcellus Acquisition	—	—	9,442,185	—	764	—	—	764
Share-based compensation	—	—	23,169	—	5	—	—	5
Issuance of common stock for warrant exercise	—	—	669,669	—	1	—	—	1
Repurchase and retirement of common stock	—	—	(1,000,000)	—	—	(83)	—	(83)
Net loss	—	—	—	—	—	(764)	—	(764)
Dividends on common stock	—	—	—	—	—	(211)	—	(211)
Balance as of March 31, 2022 (Successor)	—	$—	127,052,372	$1	$5,615	$(233)	$—	$5,383

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020 (Predecessor)	5,563,358	$1,631	9,780,547	$—	$16,937	$(23,954)	$45	$(5,341)
Share-based compensation	—	—	67	—	3	—	—	3
Hedging activity	—	—	—	—	—	—	3	3
Net income	—	—	—	—	—	5,383	—	5,383
Cancellation of Predecessor equity	(5,563,358)	(1,631)	(9,780,614)	—	(16,940)	18,571	(48)	(48)
Issuance of Successor common stock	—	—	97,907,081	1	3,330	—	—	3,331
Issuance of Successor Class A warrants	—	—	—	—	93	—	—	93
Issuance of Successor Class B warrants	—	—	—	—	94	—	—	94
Issuance of Successor Class C warrants	—	—	—	—	68	—	—	68
Balance as of February 9, 2021 (Predecessor)	—	$—	97,907,081	$1	$3,585	$—	$—	$3,586

Balance as of February 10, 2021 (Successor)	—	$—	97,907,081	$1	$3,585	$—	$—	$3,586
Net income	—	—	—	—	—	295	—	295
Balance as of March 31, 2021 (Successor)	—	$—	97,907,081	$1	$3,585	$295	$—	$3,881
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
This Quarterly Report on Form 10-Q (this “Form 10-Q”) relates to our financial position as of March 31, 2022 and December 31, 2021, the three months ended March 31, 2022 (“2022 Successor Period”) and the periods of February 10, 2021 through March 31, 2021 (“2021 Successor Period”), and January 1, 2021 through February 9, 2021 (“2021 Predecessor Period”). Our annual report on Form 10-K for the year ended December 31, 2021 (“2021 Form 10-K”) should be read in conjunction with this Form 10-Q. There has been no material change in the information disclosed in the notes to the consolidated financial statements included in the 2021 Form 10-K. The accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair statement of our condensed consolidated financial statements and accompanying notes and include the accounts of our direct and indirect wholly owned subsidiaries and entities in which we have a controlling financial interest. Intercompany accounts and balances have been eliminated. The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern.
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
Restricted Cash
As of March 31, 2022, we had restricted cash of $9 million. The restricted funds are maintained primarily to pay certain convenience class unsecured claims following our emergence from bankruptcy.
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
As described in Note 1, on the Petition Date, the Debtors filed the Chapter 11 Cases and on September 11, 2020, the Debtors filed the Plan, which was subsequently amended, and entered the Confirmation Order on January 16, 2021. The Debtors then emerged from bankruptcy upon effectiveness of the Plan on the Effective Date. Capitalized terms used but not defined herein shall have the meanings ascribed to them in the Plan.
Plan of Reorganization
In accordance with the Plan confirmed by the Bankruptcy Court, the following significant transactions occurred upon the Company’s emergence from bankruptcy on February 9, 2021:
•On the Effective Date, we issued 97,907,081 shares of New Common Stock, reserved 2,092,918 shares of New Common Stock for future issuance to eligible holders of Allowed Unsecured Notes Claims and Allowed General Unsecured Claims and reserved 37,174,210 shares of New Common Stock for issuance upon exercise of the Warrants, which were the result of the transactions described below. We also entered into a registration rights agreement, warrant agreements and amended our articles of incorporation and bylaws for the authorization of the New Common Stock and to provide registration rights thereunder, among other corporate governance actions. See Note 11 for further discussion of our post-emergence equity.
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
Condensed Consolidated Balance Sheet
The following condensed consolidated balance sheet is as of February 9, 2021. This condensed consolidated balance sheet includes adjustments that reflect the consummation of the transactions contemplated by the Plan (reflected in the column “Reorganization Adjustments”) as well as fair value adjustments as a result of the adoption of fresh start accounting (reflected in the column “Fresh Start Adjustments”) as of the Effective Date. The explanatory notes following the table below provide further details on the adjustments, including the assumptions and methods used to determine fair value for its assets, liabilities and warrants.

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
(s)Reflects the fair value adjustment to eliminate the accumulated other comprehensive income of $9 million related to hedging settlements offset by the elimination of $57 million of income tax effects which has resulted in the recording of an income tax benefit of $57 million. See Note 10 for a discussion of income taxes.

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
Reorganization Items, Net
We incurred significant expenses, gains and losses associated with the reorganization, primarily the gain on settlement of liabilities subject to compromise, write-off of unamortized debt issuance costs and related unamortized premiums and discounts, debt and equity financing fees, provision for allowed claims and legal and professional fees incurred subsequent to the Chapter 11 filings for the restructuring process. The accrual for allowed claims primarily represents damages from contract rejections and settlements attributable to the midstream savings requirement as stipulated in the Plan. While the claims reconciliation process is ongoing, we do not believe any existing unresolved claims will result in a material adjustment to the financial statements. The amount of these items, which were incurred in reorganization items, net within our accompanying unaudited condensed consolidated statements of operations, have significantly affected our statements of operations.
The following table summarizes the components in reorganization items, net included in our unaudited condensed consolidated statements of operations:

	Successor		Predecessor
	Three Months Ended March 31, 2022	Period from February 10, 2021 through March 31, 2021	Period from January 1, 2021 through February 9, 2021
Gains on the settlement of liabilities subject to compromise	$—	$—	$6,443
Accrual for allowed claims	—	—	(1,002)
Gain on fresh start adjustments	—	—	201
Gain from release of commitment liabilities	—	—	55
Professional service provider fees and other	—	—	(60)
Success fees for professional service providers	—	—	(38)
Surrender of other receivable	—	—	(18)
FLLO alternative transaction fee	—	—	(12)
Total reorganization items, net	$—	$—	$5,569

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

4.	Oil and Natural Gas Property Transactions

Marcellus Acquisition

On March 9, 2022, we completed the Marcellus Acquisition for total consideration of approximately $2.77 billion, consisting of approximately $2 billion in cash, including working capital adjustments and approximately 9.4 million shares of our common stock, to acquire high quality producing assets and a deep inventory of premium drilling locations in the prolific Marcellus Shale in Northeast Pennsylvania. The Marcellus Acquisition was cash and indebtedness free, effective as of January 1, 2022, subject to customary purchase price adjustments. We funded the cash portion of the consideration with cash on hand and $914 million of borrowings under the Company’s Exit Credit Facility. See Note 6 for further discussion of debt.

Preliminary Marcellus Acquisition Purchase Price Allocation

We have accounted for the Marcellus Acquisition as a business combination, using the acquisition method. The following table represents the preliminary allocation of the total purchase price to the identifiable assets acquired and the liabilities assumed based on the fair values as of the acquisition date. Certain data necessary to complete the purchase price allocation is not yet available, and includes, but is not limited to, valuation of pre-acquisition contingencies and final appraisals of assets acquired and liabilities assumed. We expect to complete the purchase price allocation during the 12-month period following the acquisition date, during which time the value of the assets and liabilities may be revised as appropriate.

Preliminary Purchase Price Allocation
Consideration:
Cash	$2,000
Fair value of Chesapeake’s common stock issued in the merger	764
Working capital adjustments	6
Total consideration	$2,770

Fair Value of Liabilities Assumed:
Current liabilities	$420
Other long-term liabilities	129
Amounts attributable to liabilities assumed	$549

Fair Value of Assets Acquired:
Cash and cash equivalents	$—
Other current assets	218
Proved oil and natural gas properties	2,309
Unproved properties	788
Other property and equipment	1
Other long-term assets	3
Amounts attributable to assets acquired	$3,319

Total identifiable net assets	$2,770
Oil and Natural Gas Properties
For the Marcellus Acquisition, we applied applicable guidance, under which an acquirer should recognize the identifiable assets acquired and the liabilities assumed on the acquisition date at fair value. The fair value estimate of proved and unproved oil and natural gas properties as of the acquisition date was based on estimated oil and

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
natural gas reserves and related future net cash flows discounted using a weighted average cost of capital, including estimates of future production rates and future development costs. We utilized NYMEX strip pricing adjusted for inflation to value the reserves. We then applied various discount rates depending on the classification of reserves and other risk characteristics. Management utilized the assistance of a third-party valuation expert to estimate the value of the oil and natural gas properties acquired. Additionally, the fair value estimate of proved and unproved oil and natural gas properties was corroborated by utilizing a market approach, which considers recent comparable transactions for similar assets.
The inputs used to value oil and natural gas properties require significant judgment and estimates made by management and represent Level 3 inputs.
Marcellus Acquisition Revenues and Expenses Subsequent to Acquisition
We included in our condensed consolidated statements of operations oil, natural gas and NGL revenues of $59 million, net losses on oil and natural gas derivatives of $200 million, and direct operating expenses of $30 million, including depreciation, depletion and amortization related to the Marcellus Acquisition businesses for the period from March 10, 2022 to March 31, 2022.
Vine Acquisition
On November 1, 2021, we acquired Vine, an energy company focused on the development of natural gas properties in the over-pressured stacked Haynesville and Mid-Bossier shale plays in Northwest Louisiana pursuant to a definitive agreement with Vine dated August 10, 2021, for total consideration of approximately $1.5 billion, consisting of approximately 18.7 million shares of our common stock and $90 million in cash. In conjunction with the Vine Acquisition, Vine’s Second Lien Term Loan was repaid and terminated for $163 million, inclusive of a $13 million make whole premium with cash on hand due to the agreement containing a change in control provision making the term loan callable upon closing. Vine’s reserve based loan facility, which had no borrowings as of November 1, 2021, was terminated at the time of the acquisition. Additionally, Vine’s 6.75% Senior Notes, with a principal amount of $950 million, were assumed by the Company. See Note 6 for additional discussion of the assumed debt. We funded the cash portion of the consideration with cash on hand.
Preliminary Vine Purchase Price Allocation
We have accounted for the Vine Acquisition as a business combination, using the acquisition method. The following table represents the preliminary allocation of the total purchase price of Vine to the identifiable assets acquired and the liabilities assumed based on the fair values as of the acquisition date. Certain data necessary to complete the purchase price allocation is not yet available, and includes, but is not limited to, valuation of pre-acquisition contingencies, and final appraisals of assets acquired and liabilities assumed. We expect to complete the purchase price allocation during the 12-month period following the acquisition date, during which time the value of the assets and liabilities may be revised as appropriate.

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
Oil and Natural Gas Properties
For the Vine Acquisition, we applied applicable guidance, under which an acquirer should recognize the identifiable assets acquired and the liabilities assumed on the acquisition date at fair value. The fair value estimate of proved and unproved oil and natural gas properties as of the acquisition date was based on estimated oil and natural gas reserves and related future net cash flows discounted using a weighted average cost of capital, including estimates of future production rates and future development costs. We utilized NYMEX strip pricing adjusted for inflation to value the reserves. We then applied various discount rates depending on the classification of reserves and other risk characteristics. Management utilized the assistance of a third-party valuation expert to estimate the value of the oil and natural gas properties acquired. Additionally, the fair value estimate of proved and unproved oil and natural gas properties was corroborated by utilizing a market approach, which considers recent comparable transactions for similar assets.
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
Vine Revenues and Expenses Subsequent to Acquisition
We included in our condensed consolidated statements of operations oil, natural gas and NGL revenues of $349 million, net losses on oil and natural gas derivatives of $507 million, direct operating expenses of $199 million, including depreciation, depletion and amortization, and other expense of $11 million related to the Vine business for the period from January 1, 2022 to March 31, 2022.
Combined Pro Forma Financial Information
As the Vine Acquisition closed on November 1, 2021, all activity in 2022 is included in Chesapeake’s condensed consolidated statements of operations for the period ended March 31, 2022. The following unaudited pro forma financial information is based on our historical condensed consolidated financial statements adjusted to reflect as if the Marcellus Acquisition and Vine Acquisition had each occurred on February 10, 2021, the date Chesapeake emerged from bankruptcy. See Note 2 for additional information on the bankruptcy. The information below reflects pro forma adjustments based on available information and certain assumptions that we believe are reasonable, including the estimated tax impact of the pro forma adjustments.

	Successor
	Period from January 1, 2022 through March 31, 2022	Period from February 10, 2021 through March 31, 2021
Revenues	$935	$1,076
Net income (loss) available to common stockholders	$(868)	$319
Earnings per common share:
Basic	$(6.83)	$2.53
Diluted	$(6.83)	$2.35
Powder River Divestiture
On January 24, 2022, Chesapeake signed an agreement to sell its Powder River Basin assets in Wyoming to Continental Resources, Inc. (NYSE: CLR) for approximately $450 million, subject to customary closing adjustments. The divestiture, which closed on March 25, 2022, resulted in the recognition of a gain of approximately $279 million based on the difference between the carrying value of the assets and the cash received.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

5.	Earnings Per Share
Basic earnings (loss) per common share is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per common share is calculated in the same manner, but includes the impact of potentially dilutive securities. Potentially dilutive securities during the Successor Period consist of issuable shares related to warrants, unvested restricted stock units, and unvested performance share units and during the Predecessor Period have historically consisted of unvested restricted stock units, contingently issuable shares related to preferred stock and convertible senior notes unless their effect was antidilutive.
The reconciliations between basic and diluted earnings (loss) per share are as follows:

	Successor		Predecessor
	Three Months Ended March 31, 2022	Period from February 10, 2021 through March 31, 2021	Period from January 1, 2021 through February 9, 2021
Numerator
Net income (loss), basic and diluted	$(764)	$295	$5,383

Denominator (in thousands)
Weighted average common shares outstanding, basic	120,805	97,907	9,781
Effect of potentially dilutive securities
Preferred stock	—	—	290
Warrants	—	9,250	—
Restricted stock units	—	2	—
Performance share units	—	—	—
Weighted average common shares outstanding, diluted	120,805	107,159	10,071

Earnings (loss) per common share
Earnings (loss) per common share, basic	$(6.32)	$3.01	$550.35
Earnings (loss) per common share, diluted	$(6.32)	$2.75	$534.51
Successor
During the 2022 Successor Period, the diluted loss per share calculation excludes the effect of 1,228,828 reserved shares of common stock and 2,318,446 reserved Class C Warrants related to the settlement of General Unsecured Claims associated with the Chapter 11 Cases as all necessary conditions had not been met for such shares to be considered dilutive shares as of the 2022 Successor Period. Additionally, as the 2022 Successor Period had a net loss, the diluted earnings (loss) per share calculation excludes the antidilutive effect, calculated using the treasury stock method, of 19,621,344 issuable shares related to warrants, 457,680 shares of restricted stock units, and 47,458 shares related to performance share units.
During the 2021 Successor Period, the dilutive earnings per share calculation excludes the effect of 2,092,918 reserved shares of common stock and 3,948,893 reserved Class C warrants related to the settlement of General Unsecured Claims associated with the Chapter 11 Cases as all necessary conditions had not been met to be considered dilutive shares as of the 2021 Successor Period.
Predecessor

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
We had the option to settle conversions of the 5.50% convertible senior notes due 2026 with cash, shares or common stock or any combination thereof. As the price of our common stock was below the conversion threshold level for any time during the conversion period, there was no impact to diluted earnings per share.

6.	Debt
Our long-term debt consisted of the following as of March 31, 2022 and December 31, 2021:

	Successor
	March 31, 2022		December 31, 2021
	Carrying Amount	Fair Value(a)	Carrying Amount	Fair Value(a)
Exit Credit Facility - Tranche A Loans	$500	$500	$—	$—
Exit Credit Facility - Tranche B Loans	221	221	221	221
5.50% senior notes due 2026	500	510	500	526
5.875% senior notes due 2029	500	514	500	535
6.75% senior notes due 2029	950	1,008	950	1,031
Premiums on senior notes	112	—	116	—
Debt issuance costs	(9)	—	(9)	—
Total long-term debt, net	$2,774	$2,753	$2,278	$2,313
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
Successor Debt
Our post-emergence exit financing consists of the Exit Credit Facility, which includes a reserve-based revolving credit facility and a non-revolving loan facility, and the Notes and the Vine Notes (as defined below).
Exit Credit Facility. On the Effective Date, pursuant to the terms of the Plan, the Company, as borrower, entered into a reserve-based credit agreement (the “Credit Agreement”) providing for a reserve-based credit facility with an initial borrowing base of $2.5 billion. The borrowing base will be redetermined semiannually on or around May 1 and November 1 of each year. Our borrowing base was reaffirmed in April 2022, and the next scheduled redetermination will be on or about October 1, 2022. The aggregate initial elected commitments of the lenders under the Exit Credit Facility were $1.75 billion of Tranche A Loans and $221 million of fully funded Tranche B Loans.
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
The Credit Agreement contains financial covenants that require the Company and the guarantors party thereto, on a consolidated basis, to maintain (i) a first lien leverage ratio of not more than 2.75 to 1:00, (ii) a total leverage ratio of not more than 3.50 to 1:00, (iii) a current ratio of not less than 1.00 to 1:00 and (iv) at any time additional secured debt is outstanding, an asset coverage ratio of not less than 1.50 to 1:00, defined as PV-10 of proved developed producing reserves to total secured debt. The Company has no additional secured debt outstanding as of March 31, 2022.
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
The Notes were issued pursuant to an indenture, dated as of February 5, 2021, among the Issuer, the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee.
Interest on the Notes is payable semi-annually, on February 1 and August 1 of each year to holders of record on the immediately preceding January 15 and July 15.
Vine Senior Notes. As a result of the completion of the Vine Acquisition, the Company and certain of its subsidiaries entered into a supplemental indenture pursuant to which the Company assumed the obligations under Vine’s $950 million aggregate principal amount of 6.75% senior notes due 2029 (the “Vine Notes”) issued under the indenture dated April 7, 2021 with Wilmington Trust, National Association, as Trustee (the “Vine Indenture”). The Vine Notes included a $71 million premium to reflect fair value adjustments at the date of acquisition.
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
The Notes and the Vine Notes are the Company’s senior unsecured obligations. Accordingly, they rank (i) equal in right of payment to all existing and future senior indebtedness, including borrowings under the Exit Credit Facility, (ii) effectively subordinate in right of payment to all of existing and future secured indebtedness, including indebtedness under the Exit Credit Facility, to the extent of the value of the collateral securing such indebtedness, (iii) structurally subordinate in right of payment to all existing and future indebtedness and other liabilities of any future subsidiaries that do not guarantee the Notes and any entity that is not a subsidiary that does not guarantee the Notes and (iv) senior in right of payment to all future subordinated indebtedness. Each guarantee of the Notes by a guarantor is a general, unsecured, senior obligation of such guarantor. Accordingly, the guarantees (i) rank equally in right of payment with all existing and future senior indebtedness of such guarantor (including such guarantor’s guarantee of indebtedness under the Exit Credit Facility), (ii) are subordinated to all existing and future secured indebtedness of such guarantor, including such guarantor’s guarantee of indebtedness under our Exit Credit Facility, to the extent of the value of the collateral of such guarantor securing such secured indebtedness, (iii) are structurally subordinated to all indebtedness and other liabilities of any future subsidiaries of such guarantor that do not guarantee the notes and (iv) rank senior in right of payment to all future subordinated indebtedness of such guarantor.
Phase-Out of LIBOR
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848). The purpose of ASU 2020-04 is to provide optional guidance to ease the potential effects on financial reporting of the market-wide migration away from Interbank Offered Rates such as LIBOR, which is expected to be phased out for most US dollar settings on June 30, 2023, to alternative reference rates. ASU 2020-04 applies only to contracts, hedging relationships, debt arrangements and other transactions that reference a benchmark reference rate expected to be

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
discontinued because of reference rate reform. The amendments in ASU 2020-04 are effective for all entities as of March 12, 2020 through December 31, 2022. The adoption of this guidance will not have a material impact on our condensed consolidated financial statements and related disclosures.

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
We are involved in, and expect to continue to be involved in, various lawsuits and disputes incidental to our business operations, including commercial disputes, personal injury claims, royalty claims, property damage claims and contract actions. The majority of the prepetition legal proceedings were settled during the Chapter 11 Cases or will be resolved in connection with the claims reconciliation process before the Bankruptcy Court. Any allowed claim related to such prepetition litigation will be treated in accordance with the Plan.
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
The aggregate undiscounted commitments under our gathering, processing and transportation agreements, excluding any reimbursement from working interest and royalty interest owners, credits for third-party volumes or future costs under cost-of-service agreements, are presented below:

Successor
March 31, 2022
Remainder of 2022	$445
2023	536
2024	497
2025	426
2026	386
2027 – 2036	2,066
Total	$4,356
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

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

8.	Other Current Liabilities
Other current liabilities as of March 31, 2022 and December 31, 2021 are detailed below:

	Successor
	March 31, 2022	December 31, 2021
Revenues and royalties due others	$733	$617
Accrued drilling and production costs	196	142
Accrued hedging costs	116	113
Accrued compensation and benefits	37	91
Other accrued taxes	90	86
Operating leases	29	29
Joint interest prepayments received	19	14
Other	121	110
Total other current liabilities	$1,341	$1,202

9.	Revenue
The following table shows revenue disaggregated by operating area and product type:

	Successor
	Three Months Ended March 31, 2022
	Oil	Natural Gas	NGL	Total
Marcellus	$—	$609	$—	$609
Haynesville	—	652	—	652
Eagle Ford	450	47	57	554
Powder River Basin	66	20	13	99
Oil, natural gas and NGL revenue	$516	$1,328	$70	$1,914

Marketing revenue	$395	$408	$64	$867

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Successor
	Period from February 10, 2021 through March 31, 2021
	Oil	Natural Gas	NGL	Total
Marcellus	$—	$163	$—	$163
Haynesville	—	70	—	70
Eagle Ford	206	43	23	272
Powder River Basin	28	14	6	48
Oil, natural gas and NGL revenue	$234	$290	$29	$553

Marketing revenue	$162	$97	$18	$277

	Predecessor
	Period from January 1, 2021 through February 9, 2021
	Oil	Natural Gas	NGL	Total
Marcellus	$—	$119	$—	$119
Haynesville	—	53	—	53
Eagle Ford	159	17	17	193
Powder River Basin	20	7	6	33
Oil, natural gas and NGL revenue	$179	$196	$23	$398

Marketing revenue	$141	$78	$20	$239

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
Accounts receivable as of March 31, 2022 and December 31, 2021 are detailed below:

	Successor
	March 31, 2022	December 31, 2021
Oil, natural gas and NGL sales	$1,082	$922
Joint interest	209	158
Other	95	38
Allowance for doubtful accounts	(3)	(3)
Total accounts receivable, net	$1,383	$1,115

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

10.	Income Taxes
We estimate our annual effective tax rate (“AETR”) for continuing operations in recording our interim quarterly income tax provision for the various jurisdictions in which we operate. The tax effects of statutory rate changes, significant unusual or infrequently occurring items, and certain changes in the assessment of the realizability of deferred tax assets are excluded from the determination of our estimated AETR as such items are recognized as discrete items in the quarter in which they occur. Our estimated AETR for the 2022 Successor Period is 5.7% as a result of projecting current federal and state income taxes and a full valuation allowance against our anticipated net deferred asset position at December 31, 2022. Although we are projecting a current federal and state tax liability, a benefit has been recorded in the 2022 Successor Period due to the application of the AETR to the 2022 Successor Period book net loss before income taxes.
Our estimated AETR for the 2021 Successor Period was 0.0% as a result of maintaining a full valuation allowance against our net deferred asset position. The income tax provision for the 2021 Predecessor Period was determined based on actual results for the period ended February 9, 2021, including those resulting from fresh start accounting. The effective tax rate for the 2021 Predecessor Period was (1.1%) which resulted from the elimination of the income tax effects associated with hedging settlements from accumulated other comprehensive income as part of fresh start accounting. We recorded an income tax benefit of $57 million in the 2021 Predecessor Period for the elimination of such income tax effects. Any changes to our deferred tax assets and liabilities for the 2021 Predecessor Period (whether resulting from Reorganization Adjustments, Fresh Start Adjustments or otherwise) were completely offset with a corresponding adjustment to our valuation allowance which resulted in the low effective tax rate. Accordingly, there are no balances shown for deferred tax assets or liabilities in the condensed consolidated balance sheet table shown in Note 3.
As of December 31, 2021, we were in a net deferred tax asset position and anticipate being in a net deferred tax asset position as of December 31, 2022. Based on all available positive and negative evidence, including projections of future taxable income, we believe it is more likely than not that our deferred tax assets will not be realized. As such, a full valuation allowance was recorded against our net deferred tax asset position for federal and state purposes as of March 31, 2022 and December 31, 2021. A significant piece of objectively verifiable negative evidence evaluated is the losses incurred in recent quarters. Should future results of operations demonstrate a trend of profitability, additional weight may be placed upon other evidence, such as forecasts of future taxable income. Additionally, future events and new evidence, such as the integration and realization of profit from recently acquired assets, could lead to increased weight being placed upon future forecasts and the conclusion that some or all of the deferred tax assets are more likely than not to be realizable. Therefore, we believe that there is a possibility that some or all of the valuation allowance could be released in the foreseeable future.

Our ability to utilize net operating loss (“NOL”) carryforwards, disallowed business interest carryforwards, tax credits and possibly other tax attributes to reduce future taxable income and federal income tax is subject to various limitations under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). The utilization of such attributes may be subject to an annual limitation under Section 382 of the Code should transactions involving our equity result in a cumulative shift of more than 50% in the beneficial ownership of our stock during any three-year testing period (an “Ownership Change”).
As a result of emergence from bankruptcy on February 9, 2021, the Company did experience an Ownership Change. We did not qualify for the exception under Section 382(l)(5) of the Code, and therefore an annual limitation was determined under Section 382(l)(6) of the Code, which is based on the post-emergence value of our equity multiplied by the adjusted federal long-term rate in effect for the month in which the ownership change occurred. The amount of the annual limitation has been computed to be $54 million. The limitation applies to our NOL carryforwards, disallowed business interest carryforwards and general business credits until such attributes expire or are fully utilized. As we believe we were in an overall net unrealized built-in loss position at the Effective Date, the limitation also applies to any recognized built-in losses incurred for a period of five years but only to the extent of the overall net unrealized built-in loss. Recognized built-in losses include a portion of our tax depreciation, depletion, and amortization deductions along with a portion of our realized hedging losses. We incurred sufficient recognized built-in losses during the 2021 tax year such that we have no further restriction on the company’s deductions for such items. Some states impose similar limitations on tax attribute utilization upon experiencing an ownership change.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
In Chapter 11 bankruptcy cases, the cancellation of debt income (“CODI”) realized upon emergence from bankruptcy is excludible from taxable income but results in a reduction of tax attributes in accordance with the attribute reduction and ordering rules of Section 108 of the Code. The amount of our CODI was $5 billion, all of which reduced our NOL carryforwards. As a result of the Section 382 limitation, $593 million of federal NOLs remaining after the CODI reduction were estimated to expire before they would become utilizable and as such were removed from our deferred tax assets. The states we operate in generally have similar rules for attribute reduction and Section 382 limitation which resulted in the reduction of certain of our state NOL carryforwards.

11.	Equity
New Common Stock
As discussed in Note 2, on the Effective Date, we issued an aggregate of 97,907,081 shares of New Common Stock, par value $0.01 per share, to the holders of allowed claims, and 2,092,918 shares of New Common Stock were reserved for future distributions under the Plan. During the 2021 Successor Period, 864,090 reserved shares were issued to resolve allowed unsecured claims.
On November 1, 2021 we completed the Vine Acquisition and issued 18,709,399 shares of New Common Stock. On March 9, 2022, we completed the Marcellus Acquisition and issued 9,442,185 shares of New Common Stock. See further discussion of both acquisitions in Note 4.
Dividends
In May 2021, we initiated a new annual dividend on our shares of common stock, expected to be paid quarterly. The following table summarizes our dividend payments in the 2022 Successor Period.

Payment Date	Stockholders of Record Date	Dividend Payment	Rate Per Share
March 22, 2022	March 7, 2022	$210	$1.7675
On May 4, 2022, we declared a quarterly dividend payable of $2.34 per share, which will be paid on June 2, 2022 to stockholders of record at the close of business on May 19, 2022. The dividend consists of a base quarterly dividend in the amount of $0.50 per share and a variable quarterly dividend in the amount of $1.84 per share.
Share Repurchase Program
As of December 2, 2021 the Company was authorized to purchase up to $1 billion of the Company’s common stock under a share repurchase program. In March 2022, we commenced our share repurchase program and repurchased 1 million shares of common stock for an aggregate price of $83 million. The repurchased shares of common stock were retired and recorded as a reduction to common stock and retained earnings.
Warrants

	Class A Warrants	Class B Warrants	Class C Warrants(a)
Outstanding as of December 31, 2021	10,856,852	12,313,273	11,388,371
Converted into New Common Stock(b)	(1,036,606)	(22,392)	(13,845)
Outstanding as of March 31, 2022	9,820,246	12,290,881	11,374,526
_________________________________________
(a)As of March 31, 2022, we had 2,318,446 of reserved Class C Warrants.
(b)During the 2022 Successor Period, we issued 669,669 shares of common stock as a result of Warrant exercises.
As discussed in Note 2, on the Effective Date, we issued 11,111,111 Class A Warrants, 12,345,679 Class B Warrants and 9,768,527 Class C Warrants that are initially exercisable for one share of New Common Stock per Warrant at initial exercise prices of $27.63, $32.13 and $36.18 per share, respectively, subject to adjustments pursuant to the terms of the Warrants. The Warrants are exercisable from the Effective Date until February 9, 2026. The Warrants contain customary anti-dilution adjustments in the event of any stock split, reverse stock split,

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
reclassification, stock dividend or other distributions. The exercise prices of the Warrants were adjusted to prevent the dilution of rights for the effects of the quarterly dividend distribution on March 22, 2022, and the adjusted exercise prices are $26.43, $30.73, and $34.61 per share for the Class A, Class B and Class C Warrants, respectively.
Chapter 11 Proceedings
Upon emergence from Chapter 11 on February 9, 2021, as discussed in Note 2, Predecessor common stock and preferred stock were canceled and released under the Plan without receiving any recovery on account thereof.

12.	Share-Based Compensation
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
Successor Share-Based Compensation
As of the Effective Date, the Board of Directors adopted the 2021 Long Term Incentive Plan (the “LTIP”) with a share reserve equal to 6,800,000 shares of New Common Stock. The LTIP provides for the grant of restricted stock units, restricted stock awards, stock options, stock appreciation rights, performance awards and other stock awards to the Company’s employees and non-employee directors.
Restricted Stock Units. In the 2021 and 2022 Successor Periods, we granted restricted stock units to employees and non-employee directors under the LTIP, which will vest over a three-year period. The fair value of restricted stock units is based on the closing sales price of our common stock on the date of grant, and compensation expense is recognized ratably over the requisite service period. A summary of the changes in unvested restricted stock units is presented below:

	Unvested Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
	(in thousands)
Unvested as of December 31, 2021	775	$46.77
Granted	484	$74.84
Vested	(31)	$65.42
Forfeited	(42)	$44.42
Unvested as of March 31, 2022	1,186	$57.81
The aggregate intrinsic value of restricted stock units that vested during the 2022 Successor Period was approximately $2 million based on the stock price at the time of vesting.
As of March 31, 2022, there was approximately $57 million of total unrecognized compensation expense related to unvested restricted stock units. The expense is expected to be recognized over a weighted average period of approximately 2.62 years.
Performance Share Units. In the 2021 and 2022 Successor Periods, we granted performance share units (“PSUs”) to senior management under the LTIP, which will generally vest over a three-year period and will be settled in shares. The performance criteria include total shareholder return (“TSR”) and relative TSR (“rTSR”), and could result in a total payout between 0% - 200% of the target units. For the PSUs granted in 2021, the performance criteria also include share price hurdles which could result in a total payout out between 0% - 100% of the target units. The fair value of the PSUs was measured on the grant date using a Monte Carlo simulation, and compensation expense is recognized ratably over the requisite service period because these awards depend on a combination of service and market criteria.
The following table presents the assumptions used in the valuation of the PSUs granted in 2022.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Assumption	TSR, rTSR
Risk-free interest rate	2.00%
Volatility	70.2%
A summary of the changes in unvested PSUs is presented below:

	Unvested Performance Share Units	Weighted Average Grant Date Fair Value Per Share
	(in thousands)
Unvested as of December 31, 2021	183	$66.12
Granted	133	$109.65
Vested	—	$—
Forfeited	(20)	$54.03
Unvested as of March 31, 2022	296	$86.47
As of March 31, 2022, there was approximately $23 million of total unrecognized compensation expense related to unvested PSUs. The expense is expected to be recognized over a weighted average period of approximately 2.68 years.
Predecessor Share-Based Compensation
Our Predecessor share-based compensation program consisted of restricted stock units, stock options, PSUs and cash restricted stock units (“CRSUs”) granted to employees and restricted stock units granted to non-employee directors under our long-term incentive plans. The restricted stock units and stock options were equity-classified awards and the PSUs and CRSUs were liability-classified awards.
Restricted Stock Units. We granted restricted stock units to employees and non-employee directors. A summary of the changes in unvested restricted stock units is presented below:

	Unvested Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
	(in thousands)
Unvested as of December 31, 2020	1	$616.57
Granted	—	$—
Vested	—	$—
Forfeited/canceled	(1)	$611.47
Unvested as of February 9, 2021	—	$—
Stock Options. In the year ended December 31, 2020, we granted members of management stock options that vested ratably over a three-year period. Each stock option award had an exercise price equal to the closing price of our common stock on the grant date. Outstanding options expired seven years to ten years from the date of grant.
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

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The following table provides information related to stock option activity:

	Number of Shares Underlying Options	Weighted Average Exercise Price Per Share	Weighted Average Contract Life in Years	Aggregate Intrinsic Value(a)
	(in thousands)
Outstanding as of December 31, 2020	20	$1,429.11	4.27	$—
Granted	—	$—
Exercised	—	$—		$—
Expired	(1)	$741.86
Forfeited/canceled	(19)	$1,452.40
Outstanding as of February 9, 2021	—	$—	—	$—
Exercisable as of February 9, 2021	—	$—	—	$—
___________________________________________
(a)The intrinsic value of a stock option is the amount by which the current market value or the market value upon exercise of the underlying stock exceeds the exercise price of the option.
Restricted Stock Units, Stock Option, and PSU Compensation. We recognized the following compensation costs, net of actual forfeitures, related to restricted stock units, stock options, and PSUs for the periods presented:

	Successor		Predecessor
	Three Months Ended March 31, 2022	Period from February 10, 2021 through March 31, 2021	Period from January 1, 2021 through February 9, 2021
General and administrative expenses	$3	$—	$3
Oil and natural gas properties	1	—	—
Total restricted stock units, stock option, and PSU compensation	$4	$—	$3

13.	Derivative and Hedging Activities
We use derivative instruments to reduce our exposure to fluctuations in future commodity prices and to protect our expected operating cash flow against significant market movements or volatility. These commodity derivative financial instruments include financial price swaps, basis protection swaps, collars, three-way collars, options and swaptions. All of our oil and natural gas derivative instruments are net settled based on the difference between the fixed-price payment and the floating-price payment, resulting in a net amount due to or from the counterparty.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The estimated fair values of our oil and natural gas derivative instrument assets (liabilities) as of March 31, 2022 and December 31, 2021 are provided below:

	Successor
	March 31, 2022		December 31, 2021
	Notional Volume	Fair Value	Notional Volume	Fair Value
Oil (MMBbls):
Fixed-price swaps	10	$(469)	13	$(356)
Collars	5	(40)	—	—
Basis protection swaps	17	(14)	9	(2)
Total oil	32	(523)	22	(358)
Natural gas (Bcf):
Fixed-price swaps	700	(1,784)	637	(675)
Collars	572	(610)	205	(82)
Three-way collars	23	(47)	—	—
Call options	18	(46)	18	(17)
Swaptions	7	(12)	—	—
Basis protection swaps	396	—	252	(11)
Total natural gas	1,716	(2,499)	1,112	(785)
Total estimated fair value		$(3,022)		$(1,143)
Effect of Derivative Instruments – Condensed Consolidated Balance Sheets
The following table presents the fair value and location of each classification of derivative instrument included in the condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021 on a gross basis and after same-counterparty netting:

	Gross Fair Value	Amounts Netted in the Consolidated Balance Sheets	Net Fair Value Presented in the Consolidated Balance Sheets
Successor
As of March 31, 2022
Commodity Contracts:
Short-term derivative asset	$34	$(33)	$1
Long-term derivative asset	22	(14)	8
Short-term derivative liability	(2,671)	33	(2,638)
Long-term derivative liability	(407)	14	(393)
Total derivatives	$(3,022)	$—	$(3,022)

As of December 31, 2021
Commodity Contracts:
Short-term derivative asset	$56	$(51)	$5
Short-term derivative liability	(950)	51	(899)
Long-term derivative liability	(249)	—	(249)
Total derivatives	$(1,143)	$—	$(1,143)

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Effect of Derivative Instruments – Condensed Consolidated Statements of Operations
The components of oil and natural gas derivatives are presented below:

	Successor		Predecessor
	Three Months Ended March 31, 2022	Period from February 10, 2021 through March 31, 2021	Period from January 1, 2021 through February 9, 2021
Gains (losses) on undesignated oil and natural gas derivatives	$(2,125)	$46	$(379)
Losses on terminated cash flow hedges	—	—	(3)
Total oil and natural gas derivatives	$(2,125)	$46	$(382)
Effect of Derivative Instruments – Accumulated Other Comprehensive Income
A reconciliation of the changes in accumulated other comprehensive income in our condensed consolidated statements of stockholders’ equity related to our terminated cash flow hedges is presented below:

	Successor				Predecessor
	Three Months Ended March 31, 2022		Period from February 10, 2021 through March 31, 2021		Period from January 1, 2021 through February 9, 2021
	Before Tax	After Tax	Before Tax	After Tax	Before Tax	After Tax
Balance, beginning of period	$—	$—	$—	$—	$(12)	$45
Losses reclassified to income	—	—	—	—	3	3
Fresh start adjustments	—	—	—	—	9	9
Elimination of tax effects	—	—	—	—	—	(57)
Balance, end of period	$—	$—	$—	$—	$—	$—
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
Credit Risk Considerations
Our derivative instruments expose us to our counterparties’ credit risk. To mitigate this risk, we enter into derivative contracts only with counterparties that are highly rated or deemed by us to have acceptable credit strength and deemed by management to be competent and competitive market-makers, and we attempt to limit our exposure to non-performance by any single counterparty. As of March 31, 2022, our oil and natural gas derivative instruments were spread among 14 counterparties.
Hedging Arrangements
Certain of our hedging arrangements are with counterparties that are also lenders (or affiliates of lenders) under our Exit Credit Facility. The contracts entered into with these counterparties are secured by the same collateral that secures the Exit Credit Facility. The counterparties’ obligations must be secured by cash or letters of credit to the extent that any mark-to-market amounts owed to us exceed defined thresholds. As of March 31, 2022, we did not have any cash or letters of credit posted as collateral for our commodity derivatives.
Fair Value
The fair value of our derivatives is based on third-party pricing models, which utilize inputs that are either readily available in the public market, such as oil, natural gas and NGL forward curves and discount rates, or can be

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
corroborated from active markets or broker quotes, and as such are classified as Level 2. These values are compared to the values given by our counterparties for reasonableness. Derivatives are also subject to the risk that either party to a contract will be unable to meet its obligations. We factor non-performance risk into the valuation of our derivatives using current published credit default swap rates. To date, this has not had a material impact on the values of our derivatives.
The following table provides information for financial assets (liabilities) measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021:

	Successor
Significant Other Observable Inputs (Level 2)	March 31, 2022	December 31, 2021
Derivative Assets (Liabilities):
Commodity assets	$56	$56
Commodity liabilities	(3,078)	(1,199)
Total derivatives	$(3,022)	$(1,143)

14.	Other Operating Expense (Income), Net
In the 2022 Successor Period, we recognized approximately $23 million of costs related to our Marcellus Acquisition, which included consulting fees, financial advisory fees, legal fees and change in control expense in accordance with Chief’s existing employment agreements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction
The following discussion should be read together with the condensed consolidated financial statements included in Item 1 of Part I of this report and the consolidated financial statements included in Item 8 of our 2021 Form 10-K.
We are an independent exploration and production company engaged in the acquisition, exploration and development of properties to produce oil, natural gas and NGL from underground reservoirs. We own a large and geographically diverse portfolio of onshore U.S. unconventional natural gas and liquids assets, including interests in approximately 8,200 gross oil and natural gas wells. Our natural gas resource plays are the Marcellus Shale in the northern Appalachian Basin in Pennsylvania (“Marcellus”) and the Haynesville/Bossier Shales in northwestern Louisiana (“Haynesville”). Our liquids-rich resource play is the Eagle Ford Shale in South Texas (“Eagle Ford”).
Our strategy is to create stockholder value by generating sustainable Free Cash Flow from our oil and natural gas development and production activities. We continue to focus on improving margins through operating efficiencies and financial discipline and improving our Environmental, Social, and Governance (“ESG”) performance. To accomplish these goals, we intend to allocate our human resources and capital expenditures to projects we believe offer the highest cash return on capital invested, to deploy leading drilling and completion technology throughout our portfolio, and to take advantage of acquisition and divestiture opportunities to strengthen our portfolio. We also intend to continue to dedicate capital to projects that reduce the environmental impact of our oil and natural gas producing activities. We continue to seek opportunities to reduce cash costs (production, gathering, processing and transportation and general and administrative) per barrel of oil equivalent production, through operational efficiencies by, among other things, improving our production volumes from existing wells.
Leading a responsible energy future is foundational to Chesapeake's success. Our core values and culture demand we continuously evaluate the environmental impact of our operations and work diligently to improve our ESG performance across all facets of our Company. Our path to leading a responsible energy future begins with our initiative to achieve net-zero direct greenhouse gas emissions by 2035, which we announced in February 2021. To meet this challenge, we set meaningful initial goals including:
•Eliminate routine flaring from all new wells completed from 2021 forward, and enterprise-wide by 2025;
•Reduce our methane intensity to 0.09% by 2025; and
•Reduce our GHG intensity to 5.5 by 2025.
We achieved our interim goals for both intensity measures by exiting 2021 with a 0.07% methane intensity and a 4.5 GHG intensity, respectively. In July 2021, we announced our plan to receive independent certification of our natural gas production under the MiQ methane standard and EO100 Standard for Responsible Energy Development. Our Haynesville assets were certified as responsibly sourced gas at the end of 2021, and we expect our legacy Marcellus assets to receive dual certification as responsibly sourced by the end of the second quarter of 2022. The MiQ certification will provide a verified approach to tracking our commitment to reduce our methane intensity, as well as support our overall objective of achieving net-zero direct greenhouse gas emissions by 2035.
Our results of operations as reported in our condensed consolidated financial statements for the 2022 Successor Period, 2021 Successor Period and 2021 Predecessor Period are in accordance with GAAP. Although GAAP requires that we report on our results for the periods January 1, 2021 through February 9, 2021 and February 10, 2021 through March 31, 2021 separately, management views our operating results for the three months ended March 31, 2021 by combining the results of the 2021 Predecessor Period and the 2021 Successor Period because management believes such presentation provides the most meaningful comparison of our results to prior periods. We are not able to compare the 40 days from January 1, 2021 through February 9, 2021 operating results to any of the previous periods reported in the condensed consolidated financial statements and do not believe reviewing this period in isolation would be useful in identifying any trends in, or reaching any conclusions regarding, our overall operating performance. We believe the key performance indicators, such as operating revenues and expenses for the 2021 Successor Period combined with the 2021 Predecessor Period, provide more meaningful comparisons to other periods and are useful in understanding operational trends. Additionally, there were no changes in policies between the periods, and any material impacts as a result of fresh start accounting were included within the discussion of these changes. These combined results do not comply with GAAP and have not been prepared as pro forma results under applicable regulations, but are presented because we believe they provide the most meaningful comparison of our results to prior periods.

Recent Developments
Acquisitions
On March 9, 2022, we completed our Marcellus Acquisition pursuant to definitive agreements with Chief, Radler and Tug Hill, Inc. dated January 24, 2022. On November 1, 2021, we completed our Vine Acquisition pursuant to a definitive agreement with Vine dated August 10, 2021. These transactions strengthen Chesapeake’s competitive position, meaningfully increasing our operating cash flows and adding high quality producing assets and a deep inventory of premium drilling locations, while preserving the strength of our balance sheet.
Divestiture
On March 25, 2022, we completed the sale of our Powder River Basin assets in Wyoming to Continental Resources, Inc. for $450 million in cash, subject to post-closing adjustments, which resulted in the recognition of a gain of approximately $279 million.
COVID-19 Pandemic and Impact on Global Demand for Oil and Natural Gas
The global spread of COVID-19 and its variants created, and continues to create, significant volatility, uncertainty, and economic disruption during 2020, 2021 and into 2022. The ongoing pandemic has resulted in widespread adverse impacts on the global economy and on our customers and other parties with whom we have business relations. To date, we have experienced limited operational impacts as a result of COVID-19 or related governmental restrictions. While we cannot predict the full impact that COVID-19 and its variants, or the related significant disruption and volatility in the oil and natural gas markets will have on our business, cash flows, liquidity, financial condition and results of operations, we believe demand is recovering and prices will continue to be positively impacted in the near term. For additional discussion regarding risks associated with the COVID-19 pandemic, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2021 Form 10-K and Part I, Item 1A “Risk Factors” in our 2021 Form 10-K.
Russia’s Invasion of Ukraine; Volatility in Oil, Natural Gas and NGL Prices; and Inflationary Cost Pressures
In late February 2022, Russia launched a military invasion against Ukraine. Sustained conflict and disruption in the region is likely in the near term, and the longer-term duration of the war is uncertain. The Russian invasion has caused, and could intensify, volatility in oil, natural gas and NGL prices, driving a sharp upward spike in the short term, and may have an impact on global growth prospects, which could in turn affect demand for natural gas and oil. The global market is also currently experiencing inflationary pressures, including rising fuel costs, a tightening steel market and labor and supply chain shortages, which could result in increases to our operating and capital costs that are not fixed. We are monitoring the situation and assessing its impact on our business, including our business partners and customers.

Liquidity and Capital Resources
Liquidity Overview
For the 2022 Successor Period, our primary sources of capital resources and liquidity have consisted of internally generated cash flows from operations and borrowings under our Exit Credit Facility, and our primary uses of cash have been for the development of our oil and natural gas properties, acquisitions of additional oil and natural gas properties and return of value to stockholders through dividends. Historically, our primary sources of capital resources and liquidity have consisted of internally generated cash flows from operations, borrowings under certain credit agreements and dispositions of non-core assets. Our ability to issue additional indebtedness, dispose of assets or access the capital markets was substantially limited during the Chapter 11 Cases and required court approval in most instances. Accordingly, our liquidity in the 2021 Predecessor Period depended mainly on cash generated from operations and available funds under certain credit agreements.
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
We believe our cash flow from operations, cash on hand and borrowing capacity under the Exit Credit Facility, as discussed below, will provide sufficient liquidity during the next 12 months and the foreseeable future. As of March 31, 2022, we had $1.252 billion of liquidity available, including $19 million of cash on hand and $1.233 billion of aggregate unused borrowing capacity available under the Exit Credit Facility. As of March 31, 2022, we had $500 million of outstanding borrowings under our Exit Credit Facility – Tranche A Loans and $221 million in borrowings under our Exit Credit Facility – Tranche B Loans. See Note 6 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion of our debt obligations, including carrying and fair value of our senior notes.
Dividend
With our strong liquidity position, we initiated a new dividend strategy in the 2021 Successor Period. We paid dividends of $210 million on our common stock in the 2022 Successor Period. See Note 11 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion.
On May 4, 2022, we declared a quarterly dividend payable of $2.34 per share, which will be paid on June 2, 2022 to stockholders of record at the close of business on May 19, 2022. The dividend consists of a base quarterly dividend in the amount of $0.50 per share and a variable quarterly dividend in the amount of $1.84 per share.
The declaration and payment of any future dividend, whether fixed or variable, will remain at the full discretion of the Board of Directors and will depend on the Company’s financial results, cash requirements, future prospects and other relevant factors. The Company’s ability to pay dividends to its stockholders is restricted by (i) Oklahoma corporate law, (ii) its Certificate of Incorporation, (iii) the terms and provisions of its Credit Agreement and (iv) the terms and provisions of the indentures governing its 5.50% 2026 Notes, 5.875% 2029 Notes and 6.75% Senior Notes due 2029 assumed in the Vine Acquisition.
Derivative and Hedging Activities
Our results of operations and cash flows are impacted by changes in market prices for oil, natural gas and NGL. We enter into various derivative instruments to mitigate a portion of our exposure to commodity price declines, but these transactions may also limit our cash flows in periods of rising commodity prices. Our oil, natural gas and NGL derivative activities, when combined with our sales of oil, natural gas and NGL, allow us to better predict the total revenue we expect to receive. See Item 3. Quantitative and Qualitative Disclosures About Market Risk included in Item 1 of Part I of this report for further discussion on the impact of commodity price risk on our financial position.
Contractual Obligations and Off-Balance Sheet Arrangements
As of March 31, 2022, our material contractual obligations included repayment of senior notes, outstanding borrowings and interest payment obligations under the Exit Credit Facility, derivative obligations, asset retirement obligations, lease obligations, undrawn letters of credit and various other commitments we enter into in the ordinary course of business that could result in future cash obligations. In addition, we have contractual commitments with midstream companies and pipeline carriers for future gathering, processing and transportation of oil, natural gas and NGL to move certain of our production to market. The estimated gross undiscounted future commitments under these agreements were approximately $4.4 billion as of March 31, 2022. As discussed above, we estimate the sources of our capital will continue to be adequate to fund our near and long-term contractual obligations. See Notes 6, 7 and 13 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion.
Post-Emergence Debt
On the Effective Date, pursuant to the terms of the Plan, the Company, as borrower, entered into a reserve-based credit agreement (the “Credit Agreement”) providing for the Exit Credit Facility which features an initial borrowing base of $2.5 billion. The borrowing base will be redetermined semiannually on or around May 1 and November 1 of each year. Our borrowing base was reaffirmed in April 2022, and the next scheduled redetermination will be on or about October 1, 2022. The aggregate initial elected commitments of the lenders under the Exit Credit Facility is $1.75 billion of revolving Tranche A Loans and $221 million of fully funded Tranche B Loans.

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
Capital Expenditures
For the year ending December 31, 2022, we currently expect to bring or have online approximately 190 to 220 gross wells across 11 to 14 rigs and plan to invest approximately $1.5 – $1.8 billion in capital expenditures. We expect that approximately 75% of our 2022 capital expenditures will be directed toward our natural gas assets. We currently plan to fund our 2022 capital program through cash on hand, expected cash flow from our operations and borrowings under our Exit Credit Facility. We may alter or change our plans with respect to our capital program and expected capital expenditures based on developments in our business, our financial position, our industry or any of the markets in which we operate.
Sources of Funds
The following table presents the sources of our cash and cash equivalents for the periods presented.

	Successor		Predecessor
	Three Months Ended March 31, 2022	Period from February 10, 2021 through March 31, 2021	Period from January 1, 2021 through February 9, 2021
Cash provided by (used in) operating activities	$853	$409	$(21)
Proceeds from Exit Credit Facility - Tranche A Loans, net	500	—	—
Proceeds from issuance of senior notes	—	—	1,000
Proceeds from issuance of common stock	—	—	600
Proceeds from warrant exercise	1	—	—
Proceeds from divestitures of property and equipment	403	4	—
Total sources of cash and cash equivalents	$1,757	$413	$1,579

Cash Flows from Operating Activities
Cash provided by operating activities was $853 million in the 2022 Successor Period, cash provided by operating activities was $409 million in the 2021 Successor Period and cash used in operating activities was $21 million in the 2021 Predecessor Period. The increase in the 2022 Successor Period is primarily due to higher prices for the oil, natural gas and NGL we sold and increased volumes sold due to the Vine and Marcellus Acquisitions. The cash used in the 2021 Predecessor Period was primarily due to the payment of professional fees related to the Chapter 11 Cases. Cash flows from operations are largely affected by the same factors that affect our net income, excluding various non-cash items, such as depreciation, depletion and amortization, certain impairments, gains or losses on sales of assets, deferred income taxes and mark-to-market changes in our open derivative instruments. See further discussion below under Results of Operations.
Proceeds from Exit Credit Facility - Tranche A Loans, net
In the 2022 Successor Period, we borrowed a net $500 million on the Exit Credit Facility - Tranche A Loans. We funded a portion of the Marcellus Acquisition with borrowings under the Company’s Exit Credit Facility. A portion of the borrowings were repaid with internally generated cash from operating activities.
Proceeds from Issuance of Senior Notes and Common Stock
In the 2021 Predecessor Period, we issued $500 million aggregate principal amount of 5.50% 2026 Notes and $500 million aggregate principal amount of 5.875% 2029 Notes for total proceeds of $1.0 billion. Additionally, upon emergence from Chapter 11, we issued 62,927,320 shares of New Common Stock in exchange for $600 million of cash as agreed upon in the Plan.
Uses of Funds
The following table presents the uses of our cash and cash equivalents for the Successor and Predecessor periods:

	Successor		Predecessor
	Three Months Ended March 31, 2022	Period from February 10, 2021 through March 31, 2021	Period from January 1, 2021 through February 9, 2021
Oil and Natural Gas Expenditures:
Capital expenditures	$344	$77	$66
Other Uses of Cash and Cash Equivalents:
Business combination, net	2,006	—	—
Payments on Exit Credit Facility - Tranche A Loans, net	—	50	479
Payments on DIP Facility borrowings	—	—	1,179
Debt issuance and other financing costs	—	3	8
Cash paid for common stock dividends	210	—	—
Cash paid to repurchase and retire common stock	83	—	—
Other	—	1	—
Total other uses of cash and cash equivalents	2,299	54	1,666
Total uses of cash and cash equivalents	$2,643	$131	$1,732
Capital Expenditures
Our capital expenditures significantly increased in the 2022 Successor Period compared to the combined 2021 Successor and Predecessor Periods primarily as a result of increased drilling and completion activity primarily in the Haynesville following the Vine Acquisition.

Business Combination
In the 2022 Successor Period, we completed the Marcellus Acquisition for approximately $2 billion and 9.4 million shares of our common stock. See Note 4 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion.
Payments on DIP Facility Borrowings
On the Effective Date, the DIP Facility was terminated, and the holders of obligations under the DIP Facility received payment in full in cash; provided that, to the extent such lender under the DIP Facility was also a lender under the Exit Credit Facility, such lender’s allowed DIP claims were first reduced dollar-for-dollar and satisfied by the amount of its Exit RBL Loans provided as of the Effective Date.
Cash Paid for Common Stock Dividends
As part of our dividend program, we paid quarterly common stock base dividends of $52 million ($0.4375 per share) and paid our first quarterly common stock variable dividend of $158 million ($1.33 per share) in the 2022 Successor Period.
Cash Paid to Repurchase and Retire Common Stock
In March 2022, we commenced our share repurchase program and repurchased 1 million shares of our common stock for an aggregate price of $83 million. The repurchased shares of common stock were retired and recorded as a reduction to common stock and retained earnings.

Results of Operations
Oil, Natural Gas and NGL Production and Average Sales Prices

	Successor
	Three Months Ended March 31, 2022
	Oil		Natural Gas		NGL		Total
	MBbl per day	$/Bbl	MMcf per day	$/Mcf	MBbl per day	$/Bbl	MBoe per day	$/Boe
Marcellus	—	—	1,452	4.66	—	—	242	27.97
Haynesville	—	—	1,625	4.46	—	—	271	26.73
Eagle Ford	52	95.00	129	4.04	16	41.09	90	68.67
Powder River Basin	8	95.18	41	5.45	3	53.96	17	63.98
Total	60	95.02	3,247	4.54	19	43.05	620	34.31

	Successor
	Period from February 10, 2021 through March 31, 2021
	Oil		Natural Gas		NGL		Total
	MBbl per day	$/Bbl	MMcf per day	$/Mcf	MBbl per day	$/Bbl	MBoe per day	$/Boe
Marcellus	—	—	1,283	2.53	—	—	214	15.21
Haynesville	—	—	524	2.68	—	—	87	16.09
Eagle Ford	66	61.51	143	6.04	18	25.72	107	50.07
Powder River Basin	10	58.95	57	4.82	3	34.75	23	42.57
Total	76	61.19	2,007	2.89	21	27.20	431	25.57

	Predecessor
	Period from January 1, 2021 through February 9, 2021
	Oil		Natural Gas		NGL		Total
	MBbl per day	$/Bbl	MMcf per day	$/Mcf	MBbl per day	$/Bbl	MBoe per day	$/Boe
Marcellus	—	—	1,233	2.42	—	—	206	14.49
Haynesville	—	—	543	2.44	—	—	90	14.62
Eagle Ford	74	53.37	165	2.57	18	23.94	120	40.27
Powder River Basin	10	51.96	61	2.92	4	34.31	24	34.25
Total	84	53.21	2,002	2.45	22	25.92	440	22.63

Oil, Natural Gas and NGL Sales

	Successor
	Three Months Ended March 31, 2022
	Oil	Natural Gas	NGL	Total
Marcellus	$—	$609	$—	$609
Haynesville	—	652	—	652
Eagle Ford	450	47	57	554
Powder River Basin	66	20	13	99
Total oil, natural gas and NGL sales	$516	$1,328	$70	$1,914

	Successor
	Period from February 10, 2021 through March 31, 2021
	Oil	Natural Gas	NGL	Total
Marcellus	$—	$163	$—	$163
Haynesville	—	70	—	70
Eagle Ford	206	43	23	272
Powder River Basin	28	14	6	48
Total oil, natural gas and NGL sales	$234	$290	$29	$553

	Predecessor
	Period from January 1, 2021 through February 9, 2021
	Oil	Natural Gas	NGL	Total
Marcellus	$—	$119	$—	$119
Haynesville	—	53	—	53
Eagle Ford	159	17	17	193
Powder River Basin	20	7	6	33
Total oil, natural gas and NGL sales	$179	$196	$23	$398

	Non-GAAP Combined
	Three Months Ended March 31, 2021
	Oil	Natural Gas	NGL	Total
Marcellus	$—	$282	$—	$282
Haynesville	—	123	—	123
Eagle Ford	365	60	40	465
Powder River Basin	48	21	12	81
Total oil, natural gas and NGL sales	$413	$486	$52	$951

Oil, natural gas and NGL sales in the 2022 Successor Period increased $963 million compared to the combined 2021 Successor and Predecessor Periods. The increase includes $569 million due to increased sales volumes, which is primarily related to the Vine Acquisition and Marcellus Acquisition in November 2021 and March 2022, respectively. The increase also includes $394 million due to higher average prices received. The higher average prices are consistent with the upward trend in index prices for all products throughout the 2022 Successor Period.

Production Expenses

	Successor				Predecessor		Non-GAAP Combined
	Three Months Ended March 31, 2022		Period from February 10, 2021 through March 31, 2021		Period from January 1, 2021 through February 9, 2021		Three Months Ended March 31, 2021
		$/Boe		$/Boe		$/Boe		$/Boe
Marcellus	$13	0.62	$5	0.50	$4	0.50	$9	0.50
Haynesville	32	1.32	6	1.50	4	1.12	10	1.32
Eagle Ford	55	6.87	24	4.40	21	4.24	45	4.32
Powder River Basin	10	5.63	5	4.37	3	3.37	8	3.91
Total production expenses	$110	1.97	$40	1.88	$32	1.80	$72	1.85
Production expenses in the 2022 Successor Period increased $38 million as compared to the combined 2021 Successor and Predecessor Periods. The increase was primarily due to the Vine Acquisition in November 2021, as well as additional workovers and other preventative maintenance in the Eagle Ford.
Gathering, Processing and Transportation Expenses

	Successor				Predecessor		Non-GAAP Combined
	Three Months Ended March 31, 2022		Period from February 10, 2021 through March 31, 2021		Period from January 1, 2021 through February 9, 2021		Three Months Ended March 31, 2021
		$/Boe		$/Boe		$/Boe		$/Boe
Marcellus	$71	3.27	$42	3.94	$34	4.17	$76	4.04
Haynesville	65	2.67	11	2.45	11	2.93	22	2.67
Eagle Ford	84	10.41	44	8.05	45	9.32	89	8.65
Powder River Basin	22	13.93	14	12.65	12	12.53	26	12.59
Total gathering, processing and transportation expenses	$242	4.34	$111	5.12	$102	5.78	$213	5.42
Gathering, processing and transportation expenses in the 2022 Successor Period increased $29 million as compared to the combined 2021 Successor and Predecessor Periods. Haynesville increased $43 million primarily due to the Vine Acquisition in November 2021. Marcellus decreased $5 million resulting from a decrease of $14 million due to contract renegotiations partially offset by an increase of $9 million due to the Marcellus Acquisition in March 2022. Eagle Ford and Powder River Basin decreased by $5 million and $4 million, respectively, primarily due to natural declines in production.

Severance and Ad Valorem Taxes

	Successor				Predecessor		Non-GAAP Combined
	Three Months Ended March 31, 2022		Period from February 10, 2021 through March 31, 2021		Period from January 1, 2021 through February 9, 2021		Three Months Ended March 31, 2021
		$/Boe		$/Boe		$/Boe		$/Boe
Marcellus	$4	0.15	$1	0.09	$1	0.07	$2	0.08
Haynesville	12	0.54	2	0.56	2	0.54	4	0.55
Eagle Ford	36	4.49	16	3.00	13	2.69	29	2.86
Powder River Basin	11	6.52	5	3.92	2	2.88	7	3.44
Total severance and ad valorem taxes	$63	1.13	$24	1.11	$18	1.03	$42	1.08
Severance and ad valorem taxes in the 2022 Successor Period increased $21 million as compared to the combined 2021 Successor and Predecessor Periods. Improved pricing in the Successor Period drove $15 million of the increase, and the remaining $6 million is the result of the Vine Acquisition.
Gross Margin by Operating Area
The table below presents the gross margin for each of our operating areas. Gross margin by operating area is defined as oil, natural gas and NGL sales less production expenses, gathering, processing and transportation expenses, and severance and ad valorem taxes.

	Successor				Predecessor		Non-GAAP Combined
	Three Months Ended March 31, 2022		Period from February 10, 2021 through March 31, 2021		Period from January 1, 2021 through February 9, 2021		Three Months Ended March 31, 2021
		$/Boe		$/Boe		$/Boe		$/Boe
Marcellus	$521	$23.93	$115	10.68	$80	9.75	$195	10.28
Haynesville	543	22.20	51	11.58	36	10.03	87	10.88
Eagle Ford	379	46.90	188	34.62	114	24.02	302	29.63
Powder River Basin	56	37.90	24	21.63	16	15.47	40	18.81
Gross margin by operating area	$1,499	26.87	$378	17.46	$246	14.02	$624	15.90

Oil and Natural Gas Derivatives

	Successor		Predecessor
	Three Months Ended March 31, 2022	Period from February 10, 2021 through March 31, 2021	Period from January 1, 2021 through February 9, 2021
Oil derivatives – realized losses	$(159)	$(62)	$(19)
Oil derivatives – unrealized losses	(166)	(6)	(190)
Total losses on oil derivatives	(325)	(68)	(209)

Natural gas derivatives – realized gains (losses)	(428)	(6)	6
Natural gas derivatives – unrealized gains (losses)	(1,372)	120	(179)
Total losses on natural gas derivatives	(1,800)	114	(173)
Total gains (losses) on oil and natural gas derivatives	$(2,125)	$46	$(382)
See Note 13 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for a discussion of our derivative activity.
General and Administrative Expenses

	Successor		Predecessor
	Three Months Ended March 31, 2022	Period from February 10, 2021 through March 31, 2021	Period from January 1, 2021 through February 9, 2021
Gross compensation and benefits	$70	$35	$32
Non-labor	25	12	12
Allocations and reimbursements	(69)	(32)	(23)
Total general and administrative expenses, net	$26	$15	$21

General and administrative expenses, net per Boe	$0.47	$0.68	$1.19
Gross compensation and benefits and non-labor expenses during the 2022 Successor Period were consistent with the combined 2021 Successor and Predecessor Periods. Allocations and reimbursements during the 2022 Successor Period increased $14 million compared to the combined 2021 Successor and Predecessor Periods primarily due to increased drilling and production activity due to the Vine Acquisition and Marcellus Acquisition.
Depreciation, Depletion and Amortization

	Successor		Predecessor
	Three Months Ended March 31, 2022	Period from February 10, 2021 through March 31, 2021	Period from January 1, 2021 through February 9, 2021
Depreciation, depletion and amortization	$409	$122	$72
Depreciation, depletion and amortization per Boe	$7.33	$5.72	$4.11
The absolute and per unit increase in depreciation, depletion and amortization for the 2022 Successor Period compared to the 2021 Successor Period is primarily the result of the Vine Acquisition.

Other Operating Expense (Income), Net

	Successor		Predecessor
	Three Months Ended March 31, 2022	Period from February 10, 2021 through March 31, 2021	Period from January 1, 2021 through February 9, 2021
Other operating expense (income), net	$23	$2	$(12)
In the 2022 Successor Period, we recognized approximately $23 million of costs related to the Marcellus Acquisition, which included consulting fees, financial advisory fees, legal fees and change in control expense.
Interest    Expense

	Successor		Predecessor
	Three Months Ended March 31, 2021	Period from February 10, 2021 through March 31, 2021	Period from January 1, 2021 through February 9, 2021
Interest expense on debt	$38	$12	$11
Amortization of premium, issuance costs and other	(1)	1	—
Capitalized interest	(5)	(1)	—
Total interest expense	$32	$12	$11
The increase in total interest expense in the 2022 Successor Period compared to the combined 2021 Successor and Predecessor Periods resulted from the increase in outstanding debt obligations between periods. In November 2021, we assumed Vine’s $950 million of senior notes as part of the Vine Acquisition, and in March 2022 we borrowed $914 million on our Exit Credit Facility to finance, in part, the Marcellus Acquisition.
Reorganization Items, Net

	Successor		Predecessor
	Three Months Ended March 31, 2022	Period from February 10, 2021 through March 31, 2021	Period from January 1, 2021 through February 9, 2021
Gains on the settlement of liabilities subject to compromise	$—	$—	$6,443
Accrual for allowed claims	—	—	(1,002)
Gain on fresh start adjustments	—	—	201
Gain from release of commitment liabilities	—	—	55
Professional service provider fees and other	—	—	(60)
Success fees for professional service providers	—	—	(38)
Surrender of other receivable	—	—	(18)
FLLO alternative transaction fee	—	—	(12)
Total reorganization items, net	$—	$—	$5,569
In the 2021 Predecessor Period, we recorded a net gain of $5.569 billion in reorganization items, net related to the Chapter 11 Cases. See Note 2 and Note 3 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for a discussion of the Chapter 11 Cases and for discussion of adoption of fresh start accounting.

Income Taxes
An income tax benefit of $46 million was recorded for the 2022 Successor Period as a result of projecting current federal and state income taxes. Although we are projecting a current federal and state tax liability, a benefit has been recorded in the 2022 Successor Period due to the application of our estimated annual effective tax rate to the 2022 Successor Period book net loss before income taxes. An income tax benefit of $57 million was recorded for the 2021 Predecessor Period. Our effective income tax rate was 5.7% for the 2022 Successor Period, 0.0% for the 2021 Successor Period, and (1.1%) for the 2021 Predecessor Period. Our effective tax rate can fluctuate as a result of the impact of discrete items, state income taxes and permanent differences. See Note 10 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for a discussion of income taxes.

Forward-Looking Statements
This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements include our current expectations or forecasts of future events, including matters relating to the continuing effects of the impact of inflation and commodity price volatility resulting from Russia’s invasion of Ukraine, COVID-19 and related supply chain constraints, and the impact of each on our business, financial condition, results of operations and cash flows, the potential effects of the Plan on our operations, management, and employees, actions by, or disputes among or between, members of OPEC+ and other foreign oil-exporting countries, market factors, market prices, our ability to meet debt service requirements, our ability to continue to pay cash dividends, the amount and timing of any cash dividends, and our ESG initiatives. In this context, forward-looking statements often address our expected future business, financial performance and financial condition, and often contain words such as "expect," “could,” “may,” "anticipate," "intend," "plan," “ability,” "believe," "seek," "see," "will," "would," “estimate,” “forecast,” "target," “guidance,” “outlook,” “opportunity” or “strategy.”
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
•the impact of inflation and commodity price volatility resulting from Russia’s invasion of Ukraine, COVID-19 and related supply chain constraints, along with the effect on our business, financial condition, employees, contractors, vendors and the global demand for oil and natural gas and U.S. and world financial markets;
•risks related to the Vine Acquisition, including our ability to successfully integrate the business of Vine into the Company and achieve the expected synergies from the Vine Acquisition within the expected timeframe;
•risks related to the Marcellus Acquisition, including our ability to successfully integrate the business of Chief into the Company and achieve the expected synergies from the Marcellus Acquisition within the expected timeframe;
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
•effects of purchase price adjustments and indemnity obligations; and
•other factors that are described under Risk Factors in Item 1A of our 2021 Form 10-K and Risk Factors in Item 1A of Part II of this report.
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

Information About Us
Investors should note that we make available, free of charge on our website at chk.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We also furnish quarterly, annual, and current reports for certain of our subsidiaries free of charge on our website at chk.com. We also post announcements, updates, events, investor information and presentations on our website in addition to copies of all recent news releases. We may use the Investors section of our website to communicate with investors. It is possible that the financial and other information posted on the Investors section of our website could be deemed to be material information. Documents and information on our website are not incorporated by reference herein.
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
For the 2022 Successor Period, oil, natural gas, and NGL revenue, excluding any effect of our derivative instruments, were $516 million, $1,328 million and $70 million, respectively. Based on production, oil, natural gas, and NGL revenue for the 2022 Successor Period would have increased or decreased by approximately $52 million, $133 million, and $7 million, respectively, for each 10% increase or decrease in prices. As of March 31, 2022, the fair values of our oil and natural gas derivatives were net liabilities of $523 million and $2,499 million, respectively. A 10% increase in forward oil prices would decrease the valuation of oil derivatives by approximately $133 million. A 10% decrease in forward oil prices would increase the valuation of oil derivatives by approximately $132 million. A 10% increase in forward natural gas prices would decrease the valuation of natural gas derivatives by approximately $575 million. A 10% decrease in forward natural gas prices would increase the valuation of natural gas derivatives by approximately $561 million. See Note 13 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further information on our open derivative positions.
Interest Rate Risk
Our exposure to interest rate changes relates primarily to borrowings under our Exit Credit Facility for the 2022 and 2021 Successor Periods and pre-petition revolving credit facility and DIP Facility for the 2021 Predecessor Period. Interest is payable on borrowings under the Exit Credit Facility, pre-petition revolving credit facility and DIP Facility based on floating rates. See Note 6 of the notes to our condensed consolidated financial statements included in Item 1 of Part 1 of this report for additional information. As of March 31, 2022, we had $500 million in outstanding borrowings under our Exit Credit Facility - Tranche A Loans and $221 million under our Exit Credit Facility - Tranche B Loans. A 1.0% increase in interest rates based on the variable borrowings as of March 31, 2022 would result in an increase in our interest expense of approximately $7 million per year.

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
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2022 that our disclosure controls and procedures were effective.
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

Our business has many risks. Factors that could materially adversely affect our business, financial condition, operating results or liquidity and the trading price of our common stock are described under “Risk Factors” in Item 1A of our 2021 Form 10-K and the additional risk factor provided below, which supplements the risk factors included in our 2021 Form 10-K. This information should be considered carefully, together with other information in this report and other reports and materials we file with the SEC.

The conflict in Ukraine and related price volatility and geopolitical instability could negatively impact our business.

In late February 2022, Russia launched significant military action against Ukraine. The conflict has caused, and could intensify, volatility in oil, natural gas and NGL prices, and the extent and duration of the military action, sanctions and resulting market disruptions could be significant and could potentially have a substantial negative impact on the global economy and/or our business for an unknown period of time. Any such volatility and disruptions may also magnify the impact of other risks described under “Risk Factors” in Item 1A of our 2021 Form 10-K.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of Equity Securities
On December 2, 2021, we announced that our Board of Directors authorized the repurchase of up to $1.0 billion in aggregate value of our common stock and/or warrants from time to time. The repurchase authorization permits repurchases on a discretionary basis as determined by management, subject to market conditions, applicable legal requirements, available liquidity, compliance with the Company’s debt agreements and other appropriate factors. The following table provides information regarding purchases of our common stock made by us during the quarter ended March 31, 2022.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1 - January 31	—	$—	—	$1,000
February 1 - February 28	—	$—	—	$1,000
March 1 - March 31	1,000,000	$82.98	1,000,000	$917
Total	1,000,000	$82.98	1,000,000

ITEM 3.	Defaults Upon Senior Securities
None.

ITEM 4.	Mine Safety Disclosures
The information concerning mine safety violations and other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95.1 to this Form 10-Q.

ITEM 5.	Other Information

Not applicable.

ITEM 6.	Exhibits
The exhibits listed below in the Index of Exhibits are filed, furnished or incorporated by reference pursuant to the requirements of Item 601 of Regulation S-K.
INDEX OF EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed or Furnished Herewith
2.1	Fifth Amended Joint Plan of Reorganization of Chesapeake Energy Corporation and its Debtor Affiliates Pursuant to Chapter 11 of the Bankruptcy Code (Exhibit A of the Confirmation Order).	8-K	001-13726	2.1	1/19/2021

2.2	Agreement and Plan of Merger, dated as of August 10, 2021, by and among Chesapeake Energy Corporation, Hannibal Merger Sub, Inc., Hannibal Merger Sub, LLC, Vine Energy Inc. and Vine Energy Holdings LLC.	8-K	001-13726	2.1	8/11/2021

2.3	Partnership Interest Purchase Agreement by and among The Jan & Trevor Rees-Jones Revocable Trust, Rees-Jones Family Holdings, LP, Chief E&D Participants, LP, and Chief E&D (GP) LLC (collectively, as Sellers) and Chesapeake Energy Corporation and its affiliates, dated as of January 24, 2022.	10-K	001-13726	10.36	2/24/2022

2.4	Membership Interest Purchase Agreement by and among Radler 2000 Limited Partnership and Tug Hill, Inc., together as Sellers, and Chesapeake Energy Corporation and its affiliates, dated as of January 24, 2022.	10-K	001-13726	10.37	2/24/2022

2.5	Membership Interest Purchase Agreement by and among Radler 2000 Limited Partnership and Tug Hill, Inc., together as Sellers, and Chesapeake Energy Corporation and its affiliates, dated as of January 24, 2022.	10-K	001-13726	10.38	2/24/2022

3.1	Second Amended and Restated Certificate of Incorporation of Chesapeake Energy Corporation.	8-K	001-13726	3.1	2/9/2021

3.2	Second Amended and Restated Bylaws of Chesapeake Energy Corporation.	8-K	001-13726	3.2	2/9/2021

10.1	Registration Rights Agreement dated March 9, 2022, by and among the Company and The Jan & Trevor Rees-Jones Revocable Trust, Rees-Jones Family Holdings, LP, Chief E&D Participants, LP, and Chief E&D (GP) LLC.	8-K	001-13726	10.1	3/9/2022

10.2	Registration Rights Agreement dated March 9, 2022, by and among the Company and Radler 2000 Limited Partnership.	8-K	001-13726	10.2	3/9/2022

31.1	Domenic J. Dell’Osso, Jr., President and Chief Executive Officer, Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Mohit Singh, Executive Vice President and Chief Financial Officer, Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Domenic J. Dell’Osso Jr., President and Chief Executive Officer, Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Mohit Singh, Executive Vice President and Chief Financial Officer, Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed or Furnished Herewith
95.1	Mine Safety Disclosure					X

101 INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101 SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101 LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.					X

101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					X

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHESAPEAKE ENERGY CORPORATION

Date: May 6, 2022	By:	/s/ DOMENIC J. DELL’OSSO, JR.
Domenic J. Dell’Osso, Jr. President and Chief Executive Officer

Date: May 6, 2022	By:	/s/ MOHIT SINGH
Mohit Singh Executive Vice President and Chief Financial Officer