Form 10-Q
period 2022-06-30
CHESAPEAKE ENERGY CORP
filed 2022-08-02
CIK 895126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐      No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court Yes  ☒ No ☐
As of July 29, 2022, there were 120,848,720 shares of our $0.01 par value common stock outstanding.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
INDEX TO FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

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
“DD&A” means depreciation, depletion and amortization.
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
“G&A” means general and administrative expenses.
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
“MBbls” means thousand barrels.
“MMBbls” means million barrels.
“Mcf” means thousand cubic feet.
“Mcfe” means one thousand cubic feet of natural gas equivalent, with one barrel of oil or NGL converted to an equivalent volume of natural gas using the ratio of one barrel of oil or NGL to six Mcf of natural gas.
“MMcf” means million cubic feet.
“MMcfe” means million cubic feet of natural gas equivalent.
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
“/Bbl” means per barrel.
“/Mcf” means per Mcf.
“/Mcfe” means per Mcfe
“2021 Predecessor Period” means the period of January 1, 2021 through February 9, 2021.
“2021 Successor Period” means the period of February 10, 2021 through June 30, 2021.
“2021 Successor Quarter” means the three months ended June 30, 2021.
“2022 Successor Period” means the six months ended June 30, 2022.
“2022 Successor Quarter” means the three months ended June 30, 2022.

PART I. FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements
CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	Successor
	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$17	$905
Restricted cash	9	9
Accounts receivable, net	1,804	1,115
Short-term derivative assets	2	5
Other current assets	178	69
Total current assets	2,010	2,103
Property and equipment:
Natural gas and oil properties, successful efforts method
Proved natural gas and oil properties	10,816	7,682
Unproved properties	2,211	1,530
Other property and equipment	498	495
Total property and equipment	13,525	9,707
Less: accumulated depreciation, depletion and amortization	(1,747)	(908)
Property and equipment held for sale, net	5	3
Total property and equipment, net	11,783	8,802
Long-term derivative assets	13	—
Other long-term assets	93	104
Total assets	$13,899	$11,009

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS – (Continued)
(Unaudited)

	Successor
	June 30, 2022	December 31, 2021
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$414	$308
Accrued interest	38	38
Short-term derivative liabilities	2,059	899
Other current liabilities	1,730	1,202
Total current liabilities	4,241	2,447
Long-term debt, net	3,046	2,278
Long-term derivative liabilities	446	249
Asset retirement obligations, net of current portion	337	349
Other long-term liabilities	21	15
Total liabilities	8,091	5,338
Contingencies and commitments (Note 7)
Stockholders' equity:
Successor common stock, $0.01 par value, 450,000,000 shares authorized: 121,590,256 and 117,917,349 shares issued	1	1
Successor additional paid-in capital	5,619	4,845
Retained earnings	188	825
Total stockholders' equity	5,808	5,671
Total liabilities and stockholders' equity	$13,899	$11,009
The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Successor
	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021
Revenues and other:
Natural gas, oil and NGL	$2,790	$892
Marketing	1,223	539
Natural gas and oil derivatives	(514)	(740)
Gains on sales of assets	21	2
Total revenues and other	3,520	693
Operating expenses:
Production	118	74
Gathering, processing and transportation	274	211
Severance and ad valorem taxes	57	41
Exploration	7	1
Marketing	1,228	535
General and administrative	36	24
Separation and other termination costs	—	11
Depreciation, depletion and amortization	451	229
Impairments	—	1
Other operating expense (income), net	8	(4)
Total operating expenses	2,179	1,123
Income (loss) from operations	1,341	(430)
Other income (expense):
Interest expense	(36)	(18)
Other income	9	9
Total other income (expense)	(27)	(9)
Income (loss) before income taxes	1,314	(439)
Income tax expense	77	—
Net income (loss) available to common stockholders	$1,237	$(439)
Earnings (loss) per common share:
Basic	$9.75	$(4.48)
Diluted	$8.27	$(4.48)
Weighted average common shares outstanding (in thousands):
Basic	126,814	97,931
Diluted	149,532	97,931

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – (Continued)
(Unaudited)

	Successor		Predecessor
	Six Months Ended June 30, 2022	Period from February 10, 2021 through June 30, 2021	Period from January 1, 2021 through February 9, 2021
Revenues and other:
Natural gas, oil and NGL	$4,704	$1,445	$398
Marketing	2,090	816	239
Natural gas and oil derivatives	(2,639)	(694)	(382)
Gains on sales of assets	300	6	5
Total revenues and other	4,455	1,573	260
Operating expenses:
Production	228	114	32
Gathering, processing and transportation	516	322	102
Severance and ad valorem taxes	120	65	18
Exploration	12	2	2
Marketing	2,079	815	237
General and administrative	62	39	21
Separation and other termination costs	—	11	22
Depreciation, depletion and amortization	860	351	72
Impairments	—	1	—
Other operating expense (income), net	31	(2)	(12)
Total operating expenses	3,908	1,718	494
Income (loss) from operations	547	(145)	(234)
Other income (expense):
Interest expense	(68)	(30)	(11)
Other income	25	31	2
Reorganization items, net	—	—	5,569
Total other income (expense)	(43)	1	5,560
Income (loss) before income taxes	504	(144)	5,326
Income tax expense (benefit)	31	—	(57)
Net income (loss) available to common stockholders	$473	$(144)	$5,383
Earnings (loss) per common share:
Basic	$3.82	$(1.47)	$550.35
Diluted	$3.25	$(1.47)	$534.51
Weighted average common shares outstanding (in thousands):
Basic	123,826	97,922	9,781
Diluted	145,534	97,922	10,071

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Successor
	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021
Net income (loss)	$1,237	$(439)
Other comprehensive income, net of income tax:
Reclassification of losses on settled derivative instruments	—	—
Other comprehensive income	—	—
Comprehensive income (loss)	$1,237	$(439)

	Successor		Predecessor
	Six Months Ended June 30, 2022	Period from February 10, 2021 through June 30, 2021	Period from January 1, 2021 through February 9, 2021
Net income (loss)	$473	$(144)	$5,383
Other comprehensive income, net of income tax:
Reclassification of losses on settled derivative instruments	—	—	3
Other comprehensive income	—	—	3
Comprehensive income (loss)	$473	$(144)	$5,386
The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Successor		Predecessor
	Six Months Ended June 30, 2022	Period from February 10, 2021 through June 30, 2021	Period from January 1, 2021 through February 9, 2021
Cash flows from operating activities:
Net income (loss)	$473	$(144)	$5,383
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	860	351	72
Deferred income tax benefit	—	—	(57)
Derivative losses, net	2,639	694	382
Cash payments on derivative settlements, net	(1,611)	(145)	(17)
Share-based compensation	10	3	3
Gains on sales of assets	(300)	(6)	(5)
Impairments	—	1	—
Non-cash reorganization items, net	—	—	(6,680)
Exploration	10	1	2
Other	5	(3)	45
Changes in assets and liabilities	(324)	51	851
Net cash provided by (used in) operating activities	1,762	803	(21)
Cash flows from investing activities:
Capital expenditures	(759)	(226)	(66)
Business combination, net	(2,006)	—	—
Proceeds from divestitures of property and equipment	403	6	—
Net cash used in investing activities	(2,362)	(220)	(66)
Cash flows from financing activities:
Proceeds from Exit Credit Facility - Tranche A Loans	4,550	30	—
Payments on Exit Credit Facility - Tranche A Loans	(3,775)	(80)	(479)
Payments on DIP Facility borrowings	—	—	(1,179)
Proceeds from issuance of senior notes, net	—	—	1,000
Proceeds from issuance of common stock	—	—	600
Proceeds from warrant exercise	3	2	—
Debt issuance and other financing costs	—	(3)	(8)
Cash paid to repurchase and retire common stock	(558)	—	—
Cash paid for common stock dividends	(508)	(34)	—
Other	—	(2)	—
Net cash used in financing activities	(288)	(87)	(66)
Net increase (decrease) in cash, cash equivalents and restricted cash	(888)	496	(153)
Cash, cash equivalents and restricted cash, beginning of period	914	126	279
Cash, cash equivalents and restricted cash, end of period	$26	$622	$126

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(Unaudited)

	Successor		Predecessor
	Six Months Ended June 30, 2022	Period from February 10, 2021 through June 30, 2021	Period from January 1, 2021 through February 9, 2021

Cash and cash equivalents	$17	$612	$40
Restricted cash	9	10	86
Total cash, cash equivalents and restricted cash	$26	$622	$126

Supplemental disclosures to the condensed consolidated statements of cash flows are presented below:

	Successor		Predecessor
	Six Months Ended June 30, 2022	Period from February 10, 2021 through June 30, 2021	Period from January 1, 2021 through February 9, 2021
Supplemental cash flow information:
Cash paid for reorganization items, net	$—	$65	$66
Interest paid, net of capitalized interest	$69	$3	$13
Income taxes paid, net of refunds received	$113	$(3)	$—

Supplemental disclosure of significant non-cash investing and financing activities:
Change in accrued drilling and completion costs	$106	$14	$(5)
Put option premium on equity backstop agreement	$—	$—	$60
Common stock issued for business combination	$764	$—	$—
Operating lease obligations recognized	$25	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance as of December 31, 2021 (Successor)	—	$—	117,917,349	$1	$4,845	$825	$—	$5,671
Issuance of common stock for Marcellus Acquisition	—	—	9,442,185	—	764	—	—	764
Share-based compensation	—	—	23,169	—	5	—	—	5
Issuance of common stock for warrant exercise	—	—	669,669	—	1	—	—	1
Repurchase and retirement of common stock	—	—	(1,000,000)	—	—	(83)	—	(83)
Net loss	—	—	—	—	—	(764)	—	(764)
Dividends on common stock	—	—	—	—	—	(211)	—	(211)
Balance as of March 31, 2022 (Successor)	—	$—	127,052,372	$1	$5,615	$(233)	$—	$5,383
Share-based compensation	—	—	146,054	—	3	—	—	3
Issuance of common stock for warrant exercise	—	—	166,606	—	1	—	—	1
Issuance of reserved common stock and warrants	—	—	36,951	—	—	—	—	—
Repurchase and retirement of common stock	—	—	(5,811,727)	—	—	(515)	—	(515)
Net income	—	—	—	—	—	1,237	—	1,237
Dividends on common stock	—	—	—	—	—	(301)	—	(301)
Balance as of June 30, 2022 (Successor)	—	$—	121,590,256	$1	$5,619	$188	$—	$5,808
The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - (Continued)
(Unaudited)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance as of December 31, 2020 (Predecessor)	5,563,358	$1,631	9,780,547	$—	$16,937	$(23,954)	$45	$(5,341)
Share-based compensation	—	—	67	—	3	—	—	3
Hedging activity	—	—	—	—	—	—	3	3
Net income	—	—	—	—	—	5,383	—	5,383
Cancellation of Predecessor Equity	(5,563,358)	(1,631)	(9,780,614)	—	(16,940)	18,571	(48)	(48)
Issuance of Successor common stock	—	—	97,907,081	1	3,330	—	—	3,331
Issuance of Successor Class A warrants	—	—	—	—	93	—	—	93
Issuance of Successor Class B warrants	—	—	—	—	94	—	—	94
Issuance of Successor Class C warrants	—	—	—	—	68	—	—	68
Balance as of February 9, 2021 (Predecessor)	—	$—	97,907,081	$1	$3,585	$—	$—	$3,586

Balance as of February 10, 2021 (Successor)	—	$—	97,907,081	$1	$3,585	$—	$—	$3,586
Net income	—	—	—	—	—	295	—	295
Balance as of March 31, 2021 (Successor)	—	$—	97,907,081	$1	$3,585	$295	$—	$3,881
Share-based compensation	—	—	921	—	3	—	—	3
Issuance of common stock for warrant exercise	—	—	46,035	—	2	—	—	2
Net loss	—	—	—	—	—	(439)	—	(439)
Dividends on common stock	—	—	—	—	—	(34)	—	(34)
Balance as of June 30, 2021 (Successor)	—	$—	97,954,037	$1	$3,590	$(178)	$—	$3,413

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation and Summary of Significant Accounting Policies
Description of Company
Chesapeake Energy Corporation (“Chesapeake”, “we”, “our”, “us” or the “Company”) is a natural gas and oil exploration and production company engaged in the acquisition, exploration and development of properties for the production of natural gas, oil and NGL from underground reservoirs. Our operations are located onshore in the United States. As discussed in Note 2 below, we filed the Chapter 11 Cases on the Petition Date and subsequently operated as a debtor-in-possession, in accordance with applicable provisions of the Bankruptcy Code, until emergence on February 9, 2021. To facilitate our financial statement presentations, we refer to the post-emergence reorganized Company in these condensed consolidated financial statements and footnotes as the “Successor” for periods subsequent to February 9, 2021, and to the pre-emergence Company as “Predecessor” for periods on or prior to February 9, 2021.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Chesapeake were prepared in accordance with GAAP and the rules and regulations of the SEC. Pursuant to such rules and regulations, certain disclosures have been condensed or omitted.
This Quarterly Report on Form 10-Q (this “Form 10-Q”) relates to our financial position as of June 30, 2022 and December 31, 2021, the three months ended June 30, 2022 (“2022 Successor Quarter”), the six months ended June 30, 2022 (“2022 Successor Period”), the three months ended June 30, 2021 (“2021 Successor Quarter”), the period of February 10, 2021 through June 30, 2021 (“2021 Successor Period”) and the period of January 1, 2021 through February 9, 2021 (“2021 Predecessor Period”). Our annual report on Form 10-K for the year ended December 31, 2021 (“2021 Form 10-K”) should be read in conjunction with this Form 10-Q. The accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair statement of our condensed consolidated financial statements and accompanying notes and include the accounts of our direct and indirect wholly owned subsidiaries and entities in which we have a controlling financial interest. Intercompany accounts and balances have been eliminated. The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern.
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
Restricted Cash
As of June 30, 2022, we had restricted cash of $9 million. The restricted funds are maintained primarily to pay certain convenience class unsecured claims following our emergence from bankruptcy.
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
Valuation Process
The fair values of our natural gas and oil properties, other property and equipment, other long-term assets, long-term debt, asset retirement obligations and warrants were estimated as of the Effective Date.
Natural gas and oil properties. The Company’s principal assets are its natural gas and oil properties, which are accounted for under the successful efforts accounting method. The Company determined the fair value of its natural gas and oil properties based on the discounted future net cash flows expected to be generated from these assets. Discounted cash flow models by operating area were prepared using the estimated future revenues and operating costs for all proved developed properties and undeveloped properties comprising the proved and unproved reserves. Significant inputs associated with the calculation of discounted future net cash flows include estimates of (i) recoverable reserves, (ii) production rates, (iii) future operating and development costs, (iv) future commodity prices escalated by an inflationary rate after five years, adjusted for differentials, and (v) a market-based weighted average cost of capital by operating area. The Company utilized NYMEX strip pricing, adjusted for differentials, to value the reserves. The NYMEX strip pricing inputs used are classified as Level 1 fair value assumptions and all other inputs are classified as Level 3 fair value assumptions. The discount rates utilized were derived using a weighted average cost of capital computation, which included an estimated cost of debt and equity for market participants with similar geographies and asset development type by operating area.
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

	Predecessor	Reorganization Adjustments		Fresh Start Adjustments		Successor

Assets
Current assets:
Cash and cash equivalents	$243	$(203)	(a)	$—		$40
Restricted cash	—	86	(b)	—		86
Accounts receivable, net	861	(18)	(c)	—		843
Short-term derivative assets	—	—		—		—
Other current assets	66	(5)	(d)	—		61
Total current assets	1,170	(140)		—		1,030
Property and equipment:
Natural gas and oil properties, successful efforts method
Proved natural gas and oil properties	25,794	—		(21,108)	(o)	4,686
Unproved properties	1,546	—		(1,063)	(o)	483
Other property and equipment	1,755	—		(1,256)	(o)	499
Total property and equipment	29,095	—		(23,427)	(o)	5,668
Less: accumulated depreciation, depletion and amortization	(23,877)	—		23,877	(o)	—
Property and equipment held for sale, net	9	—		(7)	(o)	2
Total property and equipment, net	5,227	—		443	(o)	5,670
Other long-term assets	198	—		(84)	(p)	114
Total assets	$6,595	$(140)		$359		$6,814

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Predecessor	Reorganization Adjustments		Fresh Start Adjustments		Successor

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$391	$24	(e)	$—		$415
Current maturities of long-term debt, net	1,929	(1,929)	(f)	—		—
Accrued interest	4	(4)	(g)	—		—
Short-term derivative liabilities	398	—		—		398
Other current liabilities	645	124	(h)	—		769
Total current liabilities	3,367	(1,785)		—		1,582
Long-term debt, net	—	1,261	(i)	52	(q)	1,313
Long-term derivative liabilities	90	—		—		90
Asset retirement obligations, net of current portion	139	—		97	(r)	236
Other long-term liabilities	5	2	(j)	—		7
Liabilities subject to compromise	9,574	(9,574)	(k)	—		—
Total liabilities	13,175	(10,096)		149		3,228
Contingencies and commitments (Note 7)
Stockholders’ equity (deficit):
Predecessor preferred stock	1,631	(1,631)	(l)	—		—
Predecessor common stock	—	—		—		—
Predecessor additional paid-in capital	16,940	(16,940)	(l)	—		—
Successor common stock	—	1	(m)	—		1
Successor additional paid-in-capital	—	3,585	(m)	—		3,585
Accumulated other comprehensive income	48	—		(48)	(s)	—
Accumulated deficit	(25,199)	24,941	(n)	258	(t)	—
Total stockholders’ equity (deficit)	(6,580)	9,956		210		3,586
Total liabilities and stockholders’ equity (deficit)	$6,595	$(140)		$359		$6,814

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
Fresh Start Adjustments
(o)Reflects fair value adjustments to our (i) proved natural gas and oil properties, (ii) unproved properties, (iii) other property and equipment and (iv) property and equipment held for sale, and the elimination of accumulated depletion, depreciation and amortization.
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
We did not have any reorganization items, net for the 2022 Successor Quarter, the 2022 Successor Period, the 2021 Successor Quarter or the 2021 Successor Period. The following table summarizes the components in reorganization items, net included in our unaudited condensed consolidated statements of operations:

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
(Unaudited)

4.	Natural Gas and Oil Property Transactions

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

Preliminary Purchase Price Allocation
Consideration:
Cash	$2,000
Fair value of Chesapeake’s common stock issued in the merger	764
Working capital adjustments	6
Total consideration	$2,770

Fair Value of Liabilities Assumed:
Current liabilities	$420
Other long-term liabilities	129
Amounts attributable to liabilities assumed	$549

Fair Value of Assets Acquired:
Cash and cash equivalents	$—
Other current assets	218
Proved natural gas and oil properties	2,309
Unproved properties	788
Other property and equipment	1
Other long-term assets	3
Amounts attributable to assets acquired	$3,319

Total identifiable net assets	$2,770

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Natural Gas and Oil Properties
For the Marcellus Acquisition, we applied applicable guidance, under which an acquirer should recognize the identifiable assets acquired and the liabilities assumed on the acquisition date at fair value. The fair value estimate of proved and unproved natural gas and oil properties as of the acquisition date was based on estimated natural gas and oil reserves and related future net cash flows discounted using a weighted average cost of capital, including estimates of future production rates and future development costs. We utilized NYMEX strip pricing adjusted for inflation to value the reserves. We then applied various discount rates depending on the classification of reserves and other risk characteristics. Management utilized the assistance of a third-party valuation expert to estimate the value of the natural gas and oil properties acquired. Additionally, the fair value estimate of proved and unproved natural gas and oil properties was corroborated by utilizing a market approach, which considers recent comparable transactions for similar assets.
The inputs used to value natural gas and oil properties require significant judgment and estimates made by management and represent Level 3 inputs.
Marcellus Acquisition Revenues and Expenses Subsequent to Acquisition
We included in our condensed consolidated statements of operations natural gas, oil and NGL revenues of $473 million, net losses on natural gas and oil derivatives of $312 million, and direct operating expenses of $178 million, including depreciation, depletion and amortization related to the Marcellus Acquisition businesses for the period from March 10, 2022 (the date immediately following the completion of the Marcellus Acquisition) through June 30, 2022.
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

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Preliminary Purchase Price Allocation
Consideration:
Cash	$253
Fair value of Chesapeake’s common stock issued in the merger	1,231
Restricted stock unit replacement awards	6
Total consideration	$1,490

Fair Value of Liabilities Assumed:
Current liabilities	$765
Long-term debt	1,021
Deferred tax liabilities	49
Other long-term liabilities	272
Amounts attributable to liabilities assumed	$2,107

Fair Value of Assets Acquired:
Cash and cash equivalents	$59
Other current assets	206
Proved natural gas and oil properties	2,181
Unproved properties	1,118
Other property and equipment	1
Other long-term assets	32
Amounts attributable to assets acquired	$3,597

Total identifiable net assets	$1,490
Natural Gas and Oil Properties
For the Vine Acquisition, we applied applicable guidance, under which an acquirer should recognize the identifiable assets acquired and the liabilities assumed on the acquisition date at fair value. The fair value estimate of proved and unproved natural gas and oil properties as of the acquisition date was based on estimated natural gas and oil reserves and related future net cash flows discounted using a weighted average cost of capital, including estimates of future production rates and future development costs. We utilized NYMEX strip pricing adjusted for inflation to value the reserves. We then applied various discount rates depending on the classification of reserves and other risk characteristics. Management utilized the assistance of a third-party valuation expert to estimate the value of the natural gas and oil properties acquired. Additionally, the fair value estimate of proved and unproved natural gas and oil properties was corroborated by utilizing a market approach, which considers recent comparable transactions for similar assets.
The inputs used to value natural gas and oil properties require significant judgment and estimates made by management and represent Level 3 inputs.
Financial Instruments and Other
The fair value measurements of long-term debt were estimated based on a market approach using estimates provided by an independent investment data services firm and represent Level 2 inputs.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Restricted Stock Unit Replacement Awards
Included in consideration for the Vine Acquisition is approximately $6 million related to pre-combination service recognized on Vine’s restricted stock unit (“RSU”) awards. For RSUs that were accelerated or transitioned at the time of the merger, we recognized expense for the portion of the award that was accelerated and included in consideration the portion of the award related to pre-combination service.
Vine Revenues and Expenses Subsequent to Acquisition
We included in our condensed consolidated statements of operations natural gas, oil and NGL revenues of $878 million, net losses on natural gas and oil derivatives of $568 million, direct operating expenses of $443 million, including depreciation, depletion and amortization, and other expense of $23 million, related to the Vine business for the six months ended June 30, 2022.
Combined Pro Forma Financial Information
As the Vine Acquisition closed on November 1, 2021, all activity in 2022 is included in Chesapeake’s condensed consolidated statements of operations for the 2022 Successor Quarter and the 2022 Successor Period. The following unaudited pro forma financial information is based on our historical condensed consolidated financial statements adjusted to reflect as if the Marcellus Acquisition and Vine Acquisition had each occurred on February 10, 2021, the date Chesapeake emerged from bankruptcy. See Note 2 for additional information on the bankruptcy. The information below reflects pro forma adjustments based on available information and certain assumptions that we believe are reasonable, including the estimated tax impact of the pro forma adjustments.

Successor
Six Months Ended June 30, 2022
Revenues	$4,455
Net income available to common stockholders	$369
Earnings per common share:
Basic	$2.90
Diluted	$2.48

	Successor
	Three Months Ended June 30, 2021	Period from February 10, 2021 through June 30, 2021
Revenues	$668	$1,744
Net loss available to common stockholders	$(892)	$(573)
Earnings per common share:
Basic	$(7.06)	$(4.54)
Diluted	$(7.06)	$(4.54)
Powder River Divestiture
On January 24, 2022, Chesapeake signed an agreement to sell its Powder River Basin assets in Wyoming to Continental Resources, Inc. (NYSE: CLR) for approximately $450 million, subject to customary closing adjustments. The divestiture, which closed on March 25, 2022, resulted in the recognition of a gain of approximately $299 million, including $20 million recognized during the 2022 Successor Quarter, based on the difference between the carrying value of the assets and the cash received.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

5.	Earnings Per Share
Basic earnings (loss) per common share is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per common share is calculated in the same manner, but includes the impact of potentially dilutive securities. Potentially dilutive securities during the Successor Periods below consist of issuable shares related to warrants, unvested RSUs, and unvested performance share units (“PSUs”) and during the Predecessor Period have historically consisted of unvested RSUs, contingently issuable shares related to preferred stock and convertible senior notes unless their effect was antidilutive.
The reconciliations between basic and diluted earnings (loss) per share are as follows:

	Successor				Predecessor
	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Period from February 10, 2021 through June 30, 2021	Period from January 1, 2021 through February 9, 2021
Numerator
Net income (loss), basic and diluted	$1,237	$(439)	$473	$(144)	$5,383

Denominator (in thousands)
Weighted average common shares outstanding, basic	126,814	97,931	123,826	97,922	9,781
Effect of potentially dilutive securities
Preferred stock	—	—	—	—	290
Warrants	22,322	—	21,295	—	—
Restricted stock units	349	—	368	—	—
Performance share units	47	—	45	—	—
Weighted average common shares outstanding, diluted	149,532	97,931	145,534	97,922	10,071

Earnings (loss) per common share:
Basic	$9.75	$(4.48)	$3.82	$(1.47)	$550.35
Diluted	$8.27	$(4.48)	$3.25	$(1.47)	$534.51

Successor
During the 2022 Successor Quarter and 2022 Successor Period, the diluted earnings per share calculation excludes the effect of 1,191,877 reserved shares of common stock and 2,248,726 reserved Class C Warrants related to the settlement of General Unsecured Claims associated with the Chapter 11 Cases, as all necessary conditions had not been met for such shares to be considered dilutive shares during the 2022 Successor Quarter and 2022 Successor Period.
During the 2021 Successor Quarter and the 2021 Successor Period, the dilutive earnings (loss) per share calculation excludes the effect of 2,092,918 reserved shares of common stock and 3,948,893 reserved Class C warrants related to the settlement of General Unsecured Claims associated with the Chapter 11 Cases, as all necessary conditions had not been met to be considered dilutive shares during the 2021 Successor Quarter and the 2021 Successor Period. Additionally, as the 2021 Successor Quarter and the 2021 Successor Period had a net loss, the diluted earnings (loss) per share calculation excludes the antidilutive effect, calculated using the treasury stock

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
method, of 12,186,128 and 11,275,229 issuable shares related to warrants and 121,348 and 66,817 shares of restricted stock, respectively.
Predecessor
We had the option to settle conversions of the 5.50% convertible senior notes due 2026 with cash, shares or common stock or any combination thereof. As the price of our common stock was below the conversion threshold level for any time during the conversion period, there was no impact to diluted earnings per share.

6.	Debt
Our long-term debt consisted of the following as of June 30, 2022 and December 31, 2021:

	Successor
	June 30, 2022		December 31, 2021
	Carrying Amount	Fair Value(a)	Carrying Amount	Fair Value(a)
Exit Credit Facility - Tranche A Loans	$775	$775	$—	$—
Exit Credit Facility - Tranche B Loans	221	221	221	221
5.50% senior notes due 2026	500	476	500	526
5.875% senior notes due 2029	500	472	500	535
6.75% senior notes due 2029	950	919	950	1,031
Premiums on senior notes	108	—	116	—
Debt issuance costs	(8)	—	(9)	—
Total long-term debt, net	$3,046	$2,863	$2,278	$2,313
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
Successor Debt
Our post-emergence exit financing consists of the Exit Credit Facility, which includes a reserve-based revolving credit facility and a non-revolving loan facility, the Notes and the Vine Notes (as defined below).
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
The Credit Agreement contains financial covenants that require the Company and the guarantors party thereto, on a consolidated basis, to maintain (i) a first lien leverage ratio of not more than 2.75 to 1:00, (ii) a total leverage ratio of not more than 3.50 to 1:00, (iii) a current ratio of not less than 1.00 to 1:00 and (iv) at any time additional secured debt is outstanding, an asset coverage ratio of not less than 1.50 to 1:00, defined as PV-10 of proved developed producing reserves to total secured debt. The Company has no additional secured debt outstanding as of June 30, 2022.

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
Phase-Out of LIBOR
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848). The purpose of ASU 2020-04 is to provide optional guidance to ease the potential effects on financial reporting of the market-wide migration away from Interbank Offered Rates such as LIBOR, which is expected to be phased out for most US

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
dollar settings on June 30, 2023, to alternative reference rates. ASU 2020-04 applies only to contracts, hedging relationships, debt arrangements and other transactions that reference a benchmark reference rate expected to be discontinued because of reference rate reform. The amendments in ASU 2020-04 are effective for all entities as of March 12, 2020 and can be applied prospectively to contract modifications through December 31, 2022. The adoption of this guidance will not have a material impact on our condensed consolidated financial statements and related disclosures.

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
Environmental Contingencies
The nature of the natural gas and oil business carries with it certain environmental risks for us and our subsidiaries. We have implemented various policies, programs, procedures, training and audits to reduce and mitigate such environmental risks. We conduct periodic reviews, on a company-wide basis, to assess changes in our environmental risk profile. Environmental reserves are established for environmental liabilities for which economic losses are probable and reasonably estimable. We manage our exposure to environmental liabilities in acquisitions by using an evaluation process that seeks to identify pre-existing contamination or compliance concerns and address the potential liability. Depending on the extent of an identified environmental concern, we may, among other things, exclude a property from the transaction, require the seller to remediate the property to our satisfaction in an acquisition or agree to assume liability for the remediation of the property.
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
Commitments
Gathering, Processing and Transportation Agreements
We have contractual commitments with midstream service companies and pipeline carriers for future gathering, processing and transportation of natural gas, oil and NGL to move certain of our production to market. Working interest owners and royalty interest owners, where appropriate, will be responsible for their proportionate share of these costs. Commitments related to gathering, processing and transportation agreements are not recorded as obligations in the accompanying condensed consolidated balance sheets; however, they are reflected in our estimates of proved reserves.
The aggregate undiscounted commitments under our gathering, processing and transportation agreements, excluding any reimbursement from working interest and royalty interest owners, credits for third-party volumes or future costs under cost-of-service agreements, are presented below:

Successor
June 30, 2022
Remainder of 2022	$296
2023	536
2024	496
2025	426
2026	386
2027-2036	2,062
Total	$4,202
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
In connection with acquisitions and divestitures, our purchase and sale agreements generally provide indemnification to the counterparty for liabilities incurred as a result of a breach of a representation or warranty by the indemnifying party and/or other specified matters. These indemnifications generally have a discrete term and are intended to protect the parties against risks that are difficult to predict or cannot be quantified at the time of entering into or consummating a particular transaction. For divestitures of natural gas and oil properties, our purchase and sale agreements may require the return of a portion of the proceeds we receive as a result of uncured title or environmental defects.
While executing our strategic priorities, we have incurred certain cash charges, including contract termination charges, financing extinguishment costs and charges for unused natural gas transportation and gathering capacity.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

8.	Other Current Liabilities
Other current liabilities as of June 30, 2022 and December 31, 2021 are detailed below:

	Successor
	June 30, 2022	December 31, 2021
Revenues and royalties due others	$926	$617
Accrued drilling and production costs	268	142
Accrued hedging costs	120	113
Accrued compensation and benefits	56	91
Other accrued taxes	134	86
Operating leases	45	29
Accrued share repurchases	40	—
Joint interest prepayments received	16	14
Other	125	110
Total other current liabilities	$1,730	$1,202

9.	Revenue
The following table shows revenue disaggregated by operating area and product type:

	Successor
	Three Months Ended June 30, 2022
	Natural Gas	Oil	NGL	Total
Marcellus	$1,152	$—	$—	$1,152
Haynesville	988	—	—	988
Eagle Ford	85	503	62	650
Natural gas, oil and NGL revenue	$2,225	$503	$62	$2,790

Marketing revenue	$637	$508	$78	$1,223

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Successor
	Three Months Ended June 30, 2021
	Natural Gas	Oil	NGL	Total
Marcellus	$226	$—	$—	$226
Haynesville	124	—	—	124
Eagle Ford	31	386	41	458
Powder River Basin	16	58	10	84
Natural gas, oil and NGL revenue	$397	$444	$51	$892

Marketing revenue	$146	$340	$53	$539

	Successor
	Six Months Ended June 30, 2022
	Natural Gas	Oil	NGL	Total
Marcellus	$1,761	$—	$—	$1,761
Haynesville	1,640	—	—	1,640
Eagle Ford	132	953	119	1,204
Powder River Basin	20	66	13	99
Natural gas, oil and NGL revenue	$3,553	$1,019	$132	$4,704

Marketing revenue	$1,045	$903	$142	$2,090

	Successor
	Period from February 10, 2021 through June 30, 2021
	Natural Gas	Oil	NGL	Total
Marcellus	$389	$—	$—	$389
Haynesville	194	—	—	194
Eagle Ford	74	592	64	730
Powder River Basin	30	86	16	132
Natural gas, oil and NGL revenue	$687	$678	$80	$1,445

Marketing revenue	$243	$502	$71	$816

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Predecessor
	Period from January 1, 2021 through February 9, 2021
	Natural Gas	Oil	NGL	Total
Marcellus	$119	$—	$—	$119
Haynesville	53	—	—	53
Eagle Ford	17	159	17	193
Powder River Basin	7	20	6	33
Natural gas, oil and NGL revenue	$196	$179	$23	$398

Marketing revenue	$78	$141	$20	$239
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
Accounts receivable as of June 30, 2022 and December 31, 2021 are detailed below:

	Successor
	June 30, 2022	December 31, 2021
Natural gas, oil and NGL sales	$1,594	$922
Joint interest	201	158
Other	12	38
Allowance for doubtful accounts	(3)	(3)
Total accounts receivable, net	$1,804	$1,115

10.	Income Taxes
We estimate our annual effective tax rate (“AETR”) for continuing operations in recording our interim quarterly income tax provision for the various jurisdictions in which we operate. The tax effects of statutory rate changes, significant unusual or infrequently occurring items, and certain changes in the assessment of the realizability of deferred tax assets are excluded from the determination of our estimated AETR as such items are recognized as discrete items in the quarter in which they occur. Our estimated AETR for the 2022 Successor Period is 6.2% as a result of projecting current federal and state income taxes and a full valuation allowance against our anticipated net deferred asset position at December 31, 2022.
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
As of December 31, 2021, we were in a net deferred tax asset position and anticipate being in a net deferred tax asset position as of December 31, 2022. Based on all available positive and negative evidence, including projections of future taxable income, we believe it is more likely than not that our deferred tax assets will not be realized. As such, a full valuation allowance was recorded against our net deferred tax asset position for federal and state purposes as of June 30, 2022 and December 31, 2021. A significant piece of objectively verifiable negative evidence evaluated is the losses incurred in recent quarters. Should future results of operations demonstrate a trend of profitability, additional weight may be placed upon other evidence, such as forecasts of future taxable income. Additionally, future events and new evidence, such as the integration and realization of profit from recently acquired assets, could lead to increased weight being placed upon future forecasts and the conclusion that some or all of the deferred tax assets are more likely than not to be realizable. Therefore, we believe that there is a possibility that some or all of the valuation allowance could be released in the foreseeable future.

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
New Common Stock
As discussed in Note 2, on the Effective Date, we issued an aggregate of 97,907,081 shares of New Common Stock, par value $0.01 per share, to the holders of allowed claims, and 2,092,918 shares of New Common Stock were reserved for future distributions under the Plan. During the 2022 Successor Period, 36,951 reserved shares were issued to resolve allowed General Unsecured Claims.
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

Payment Date	Stockholders of Record Date	Dividend Payment	Rate Per Share
March 22, 2022	March 7, 2022	$210	$1.7675
June 2, 2022	May 19, 2022	$298	$2.34
On August 2, 2022, we declared a quarterly dividend payable of $2.32 per share, which will be paid on September 1, 2022 to stockholders of record at the close of business on August 17, 2022. The dividend consists of a base quarterly dividend in the amount of $0.55 per share and a variable quarterly dividend in the amount of $1.77 per share.
Share Repurchase Program
As of December 2, 2021, the Company was authorized to purchase up to $1 billion of the Company’s common stock and/or warrants under a share repurchase program. In June 2022, our Board of Directors authorized an expansion of the share repurchase program by $1.0 billion, bringing the total authorized share repurchase amount to $2.0 billion for stock and/or warrants. The share repurchase program will expire on December 31, 2023.
In March 2022, we commenced our share repurchase program and repurchased 1 million shares of common stock for an aggregate price of $83 million. In June 2022, we repurchased 5.8 million shares of common stock for an aggregate price of $515 million, inclusive of shares for which cash settlement occurred in early July. The shares of common stock repurchased in March 2022 and June 2022 were retired and recorded as a reduction to common stock and retained earnings.
Warrants

	Class A Warrants	Class B Warrants	Class C Warrants(a)
Outstanding as of December 31, 2021	10,856,852	12,313,273	11,388,371
Converted into New Common Stock(b)	(1,036,606)	(22,392)	(13,845)
Outstanding as of March 31, 2022	9,820,246	12,290,881	11,374,526
Converted into New Common Stock(b)	(68,300)	(111)	(161,849)
Issued for General Unsecured Claims	—	—	69,720
Outstanding as of June 30, 2022	9,751,946	12,290,770	11,282,397
_________________________________________
(a)As of June 30, 2022, we had 2,248,726 of reserved Class C Warrants.
(b)During the 2022 Successor Period, we issued 836,275 shares of common stock as a result of Warrant exercises.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
As discussed in Note 2, on the Effective Date, we issued 11,111,111 Class A Warrants, 12,345,679 Class B Warrants and 9,768,527 Class C Warrants that are initially exercisable for one share of New Common Stock per Warrant at initial exercise prices of $27.63, $32.13 and $36.18 per share, respectively, subject to adjustments pursuant to the terms of the Warrants. The Warrants are exercisable from the Effective Date until February 9, 2026. The Warrants contain customary anti-dilution adjustments in the event of any stock split, reverse stock split, reclassification, stock dividend or other distributions. The exercise prices of the Warrants were adjusted to prevent the dilution of rights for the effects of the quarterly dividend distribution on June 2, 2022, and the adjusted exercise prices are $25.74, $29.93, and $33.70 per share for the Class A, Class B and Class C Warrants, respectively.
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
Successor Share-Based Compensation
As of the Effective Date, the Board of Directors adopted the 2021 Long Term Incentive Plan (the “LTIP”) with a share reserve equal to 6,800,000 shares of New Common Stock. The LTIP provides for the grant of RSUs, restricted stock awards, stock options, stock appreciation rights, performance awards and other stock awards to the Company’s employees and non-employee directors.
Restricted Stock Units. In the 2021 and 2022 Successor Periods, we granted RSUs to employees and non-employee directors under the LTIP, which will vest over a three-year period. The fair value of RSUs is based on the closing sales price of our common stock on the date of grant, and compensation expense is recognized ratably over the requisite service period. A summary of the changes in unvested RSUs is presented below:

	Unvested Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
	(in thousands)
Unvested as of December 31, 2021	775	$46.77
Granted	496	$75.38
Vested	(292)	$47.69
Forfeited	(79)	$51.42
Unvested as of June 30, 2022	900	$61.82
The aggregate intrinsic value of RSUs that vested during the 2022 Successor Period was approximately $26 million based on the stock price at the time of vesting.
As of June 30, 2022, there was approximately $50 million of total unrecognized compensation expense related to unvested RSUs. The expense is expected to be recognized over a weighted average period of approximately 2.41 years.
Performance Share Units. In the 2021 and 2022 Successor Periods, we granted PSUs to senior management under the LTIP, which will generally vest over a three-year period and will be settled in shares. The performance criteria include total shareholder return (“TSR”) and relative TSR (“rTSR”), and could result in a total payout between 0% - 200% of the target units. For the PSUs granted in 2021, the performance criteria also include share price hurdles which could result in a total payout out between 0% - 100% of the target units. The fair value of the PSUs was measured on the grant date using a Monte Carlo simulation, and compensation expense is recognized ratably over the requisite service period because these awards depend on a combination of service and market criteria.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following table presents the assumptions used in the valuation of the PSUs granted in 2022.

Assumption	TSR, rTSR
Risk-free interest rate	2.00%
Volatility	70.2%
A summary of the changes in unvested PSUs is presented below:

	Unvested Performance Share Units	Weighted Average Grant Date Fair Value Per Share
	(in thousands)
Unvested as of December 31, 2021	183	$66.12
Granted	133	$109.65
Vested	—	$—
Forfeited	(20)	$54.06
Unvested as of June 30, 2022	296	$86.47
As of June 30, 2022, there was approximately $21 million of total unrecognized compensation expense related to unvested PSUs. The expense is expected to be recognized over a weighted average period of approximately 2.46 years.
Predecessor Share-Based Compensation
Our Predecessor share-based compensation program consisted of RSUs, stock options, PSUs and cash restricted stock units (“CRSUs”) granted to employees and RSUs granted to non-employee directors under our long-term incentive plans. The RSUs and stock options were equity-classified awards and the PSUs and CRSUs were liability-classified awards.
Restricted Stock Units. We granted RSUs to employees and non-employee directors. A summary of the changes in unvested RSUs is presented below:

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
Restricted Stock Units, Stock Option, and PSU Compensation. We recognized the following compensation costs, net of actual forfeitures, related to RSUs, stock options, and PSUs for the periods presented:

	Successor				Predecessor
	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Period from February 10, 2021 through June 30, 2021	Period from January 1, 2021 through February 9, 2021
General and administrative expenses	$6	$2	$9	$2	$3
Natural gas and oil properties	1	1	2	1	—
Production expense	1	—	1	—	—
Total RSU, stock option and PSU compensation	$8	$3	$12	$3	$3

13.	Derivative and Hedging Activities
We use derivative instruments to reduce our exposure to fluctuations in future commodity prices and to protect our expected operating cash flow against significant market movements or volatility. These commodity derivative financial instruments include financial price swaps, basis protection swaps, collars, three-way collars, options and swaptions. All of our natural gas and oil derivative instruments are net settled based on the difference between the fixed-price payment and the floating-price payment, resulting in a net amount due to or from the counterparty. We do not intend to hold or issue derivative financial instruments for speculative trading purposes and have elected not to designate any of our derivative instruments for hedge accounting treatment.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The estimated fair values of our natural gas and oil derivative instrument assets (liabilities) as of June 30, 2022 and December 31, 2021 are provided below:

	Successor
	June 30, 2022		December 31, 2021
	Notional Volume	Fair Value	Notional Volume	Fair Value
Natural gas (Bcf):
Fixed-price swaps	570	$(1,442)	637	$(675)
Collars	607	(482)	205	(82)
Three-way collars	17	(33)	—	—
Call options	18	(41)	18	(17)
Swaptions	7	(13)	—	—
Basis protection swaps	470	(51)	252	(11)
Total natural gas	1,689	(2,062)	1,112	(785)
Oil (MMBbls):
Fixed-price swaps	7	(362)	13	(356)
Collars	6	(53)	—	—
Basis protection swaps	14	(13)	9	(2)
Total oil	27	(428)	22	(358)
Total estimated fair value		$(2,490)		$(1,143)
Effect of Derivative Instruments – Condensed Consolidated Balance Sheets
The following table presents the fair value and location of each classification of derivative instrument included in the condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021 on a gross basis and after same-counterparty netting:

	Gross Fair Value(a)	Amounts Netted in the Consolidated Balance Sheets	Net Fair Value Presented in the Consolidated Balance Sheets
Successor
As of June 30, 2022
Commodity Contracts:
Short-term derivative asset	$51	$(48)	$2
Long-term derivative asset	45	(32)	13
Short-term derivative liability	(2,108)	48	(2,059)
Long-term derivative liability	(478)	32	(446)
Total derivatives	$(2,490)	$—	$(2,490)

As of December 31, 2021
Commodity Contracts:
Short-term derivative asset	$56	$(51)	$5
Short-term derivative liability	(950)	51	(899)
Long-term derivative liability	(249)	—	(249)
Total derivatives	$(1,143)	$—	$(1,143)
___________________________________________
(a)These financial assets (liabilities) are measured at fair value on a recurring basis utilizing significant other observable inputs; see further discussion on fair value measurements below.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Fair Value
The fair value of our derivatives is based on third-party pricing models, which utilize inputs that are either readily available in the public market, such as natural gas, oil and NGL forward curves and discount rates, or can be corroborated from active markets or broker quotes, and as such are classified as Level 2. These values are compared to the values given by our counterparties for reasonableness. Derivatives are also subject to the risk that either party to a contract will be unable to meet its obligations. We factor non-performance risk into the valuation of our derivatives using current published credit default swap rates. To date, this has not had a material impact on the values of our derivatives.
Credit Risk Considerations
Our derivative instruments expose us to our counterparties’ credit risk. To mitigate this risk, we enter into derivative contracts only with counterparties that are highly rated or deemed by us to have acceptable credit strength and deemed by management to be competent and competitive market-makers, and we attempt to limit our exposure to non-performance by any single counterparty. As of June 30, 2022, our natural gas and oil derivative instruments were spread among 14 counterparties.
Hedging Arrangements
Certain of our hedging arrangements are with counterparties that are also lenders (or affiliates of lenders) under our Exit Credit Facility. The contracts entered into with these counterparties are secured by the same collateral that secures the Exit Credit Facility. The counterparties’ obligations must be secured by cash or letters of credit to the extent that any mark-to-market amounts owed to us exceed defined thresholds. As of June 30, 2022, we did not have any cash or letters of credit posted as collateral for our commodity derivatives.
Effect of Derivative Instruments – Accumulated Other Comprehensive Income
A reconciliation of the changes in accumulated other comprehensive income in our condensed consolidated statements of stockholders’ equity related to our terminated cash flow hedges is presented below:

	Predecessor
	Period from January 1, 2021 through February 9, 2021

	Before Tax	After Tax
Balance, beginning of period	$(12)	$45
Losses reclassified to income(a)	3	3
Fresh start adjustments	9	9
Elimination of tax effects	—	(57)
Balance, end of period	$—	$—
___________________________________________
(a)These losses were included as a component of total natural gas and oil derivatives.
Our accumulated other comprehensive loss balance represented the net deferred loss associated with commodity derivative contracts that were previously designated as cash flow hedges for which the original contract months were yet to occur. The remaining deferred gain or loss amounts were to be recognized in earnings in the month for which the original contract months were to occur. In connection with our adoption of fresh start accounting we recorded a fair value adjustment to eliminate the accumulated other comprehensive income related to hedging settlements including the elimination of tax effects. See Note 3 for a discussion of fresh start accounting adjustments. We did not have any changes or items impacting other comprehensive income for the 2022 Successor Quarter, the 2022 Successor Period, the 2021 Successor Quarter or the 2021 Successor Period.

14.	Other Operating Expense (Income), Net
During the 2022 Successor Period, we recognized approximately $33 million of costs related to our Marcellus Acquisition, which included integration costs, consulting fees, financial advisory fees, legal fees and change in control expense in accordance with Chief’s existing employment agreements.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction
This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with management’s perspective on our financial condition, liquidity, results of operations and certain other factors that may affect our future results. The following discussion should be read together with the condensed consolidated financial statements included in Item 1 of Part I of this report and the consolidated financial statements included in Item 8 of our 2021 Form 10-K.
We are an independent exploration and production company engaged in the acquisition, exploration and development of properties to produce natural gas, oil and NGL from underground reservoirs. We own a large and geographically diverse portfolio of onshore U.S. unconventional natural gas and liquids assets, including interests in approximately 8,300 gross natural gas and oil wells as of June 30, 2022. Our natural gas resource plays are the Marcellus Shale in the northern Appalachian Basin in Pennsylvania (“Marcellus”) and the Haynesville/Bossier Shales in northwestern Louisiana (“Haynesville”). Our liquids-rich resource play is the Eagle Ford Shale in South Texas (“Eagle Ford”).
Our strategy is to create stockholder value by generating sustainable Free Cash Flow from our natural gas and oil development and production activities. We continue to focus on improving margins through operating efficiencies and financial discipline and improving our Environmental, Social, and Governance (“ESG”) performance. To accomplish these goals, we intend to allocate our human resources and capital expenditures to projects we believe offer the highest cash return on capital invested, to deploy leading drilling and completion technology throughout our portfolio, and to take advantage of acquisition and divestiture opportunities to strengthen our portfolio. We also intend to continue to dedicate capital to projects that reduce the environmental impact of our natural gas and oil producing activities. We continue to seek opportunities to reduce cash costs (production, gathering, processing and transportation and general and administrative) per one thousand cubic feet of natural gas equivalent production, through operational efficiencies by, among other things, improving our production volumes from existing wells.
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
We achieved our interim goals for both intensity measures by exiting 2021 with a 0.07% methane intensity and a 4.5 GHG intensity, respectively. In July 2021, we announced our plan to receive independent certification of our natural gas production under the MiQ methane standard and EO100™ Standard for Responsible Energy Development. Our Haynesville assets were certified as responsibly sourced gas at the end of 2021, and our legacy Marcellus assets (excluding assets acquired in the Marcellus Acquisition) received dual certification as responsibly sourced gas at the end of the second quarter of 2022. We anticipate that the remaining Marcellus assets will receive dual certification by the end of 2022. The MiQ certification will provide a verified approach to tracking our commitment to reduce our methane intensity, as well as support our overall objective of achieving net-zero direct greenhouse gas emissions by 2035.
Our results of operations as reported in our condensed consolidated financial statements for the 2022 Successor Quarter, 2022 Successor Period, 2021 Successor Quarter, 2021 Successor Period and 2021 Predecessor Period are in accordance with GAAP. Although GAAP requires that we report on our results for the periods January 1, 2021 through February 9, 2021 (the 2021 Predecessor Period) and February 10, 2021 through June 30, 2021 (the 2021 Successor Period) separately, management views our operating results for the six months ended June 30, 2021 by combining the results of the 2021 Predecessor Period and the 2021 Successor Period because management believes such presentation provides the most meaningful comparison of our results to prior periods. We are not able to compare the 40 days from January 1, 2021 through February 9, 2021 operating results to any of the previous periods reported in the condensed consolidated financial statements and do not believe reviewing this period in isolation would be useful in identifying any trends in, or reaching any conclusions regarding, our overall operating performance. We believe the key performance indicators, such as operating revenues and expenses for the 2021 Successor Period combined with the 2021 Predecessor Period, provide more meaningful comparisons to other periods and are useful in understanding operational trends. Additionally, there were no changes in policies between the periods, and any material impacts as a result of fresh start accounting were included within the discussion of these changes. These combined results do not comply with GAAP and have not been prepared as pro forma results under applicable regulations, but are presented because we believe they provide the most meaningful comparison of our results to prior periods. As the majority of our production profile consists of natural gas, we have converted the following results of operations, including prior periods, from a per barrel of oil equivalent, to a per one thousand cubic feet of natural gas equivalent, referred to, on such a converted basis, as Mcfe.

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
Divestiture
On March 25, 2022, we completed the sale of our Powder River Basin assets in Wyoming to Continental Resources, Inc. for $450 million in cash, subject to post-closing adjustments, which resulted in the recognition of a gain of approximately $299 million.
Repurchases of Equity Securities and Dividends
In June 2022, our Board of Directors authorized an increase in the size of our share repurchase program from $1.0 billion to up to $2.0 billion in aggregate value of our common stock and/or warrants. As of June 30, 2022, we had repurchased approximately 6.8 million shares of our common stock pursuant to the share repurchase program and had $1,402 million available under the share repurchase program. In addition, we have paid dividends of approximately $508 million, in aggregate, on our common stock in the 2022 Successor Period. In August 2022, we increased our quarterly base dividend by 10% to $0.55 per share beginning with the dividend to be paid on September 1, 2022.
COVID-19 Pandemic and Impact on Global Demand for Natural Gas and Oil
The global spread of COVID-19 and its variants created, and continues to create, significant volatility, uncertainty, and economic disruption during 2020, 2021 and into 2022. The ongoing pandemic has resulted in widespread adverse impacts on the global economy and on our customers and other parties with whom we have business relations. To date, we have experienced limited operational impacts as a result of COVID-19 or related governmental restrictions. While we cannot predict the full impact that COVID-19 and its variants, or the related significant disruption and volatility in the natural gas and oil markets will have on our business, cash flows, liquidity, financial condition and results of operations, we believe demand is recovering and prices will continue to be positively impacted in the near term. For additional discussion regarding risks associated with the COVID-19 pandemic, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2021 Form 10-K and Part I, Item 1A “Risk Factors” in our 2021 Form 10-K.
Russia’s Invasion of Ukraine; Volatility in Natural Gas, Oil and NGL Prices; and Inflationary Cost Pressures
In late February 2022, Russia launched a military invasion against Ukraine. Sustained conflict and disruption in the region is likely in the near term, and the longer-term duration of the war is uncertain. The Russian invasion has caused, and could intensify, volatility in natural gas, oil and NGL prices, driving a sharp upward spike in the short term, and may have an impact on global growth prospects, which could in turn affect demand for natural gas and oil. The global market is also currently experiencing inflationary pressures, including rising fuel costs, a tightening steel market and labor and supply chain shortages, which could result in increases to our operating and capital costs that are not fixed. We are monitoring the situation and assessing its impact on our business, including our business partners and customers.

Liquidity and Capital Resources
Liquidity Overview
For the 2022 Successor Period, our primary sources of capital resources and liquidity have consisted of internally generated cash flows from operations and borrowings under our Exit Credit Facility, and our primary uses of cash have been for the development of our natural gas and oil properties, acquisitions of additional natural gas and oil properties and return of value to stockholders through dividends and share repurchases. Historically, our primary sources of capital resources and liquidity have consisted of internally generated cash flows from operations, borrowings under certain credit agreements and dispositions of non-core assets. Our ability to issue additional indebtedness, dispose of assets or access the capital markets was substantially limited during the Chapter 11 Cases and required court approval in most instances. Accordingly, our liquidity in the 2021 Predecessor Period depended mainly on cash generated from operations and available funds under certain credit agreements.
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
We believe our cash flow from operations, cash on hand and borrowing capacity under the Exit Credit Facility, as discussed below, will provide sufficient liquidity during the next 12 months and the foreseeable future. As of June 30, 2022, we had $960 million of liquidity available, including $17 million of cash on hand and $943 million of aggregate unused borrowing capacity available under the Exit Credit Facility. As of June 30, 2022, we had $775 million of outstanding borrowings under our Exit Credit Facility – Tranche A Loans and $221 million in borrowings under our Exit Credit Facility – Tranche B Loans. See Note 6 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion of our debt obligations, including carrying and fair value of our senior notes.
Dividend
With our strong liquidity position, we initiated a new dividend strategy in the 2021 Successor Period. We paid dividends of $508 million on our common stock in the 2022 Successor Period. See Note 11 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion.
On August 2, 2022, we declared a quarterly dividend payable of $2.32 per share, which will be paid on September 1, 2022 to stockholders of record at the close of business on August 17, 2022. The dividend consists of a base quarterly dividend in the amount of $0.55 per share and a variable quarterly dividend in the amount of $1.77 per share.
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
Derivative and Hedging Activities
Our results of operations and cash flows are impacted by changes in market prices for natural gas, oil and NGL. We enter into various derivative instruments to mitigate a portion of our exposure to commodity price declines, but these transactions may also limit our cash flows in periods of rising commodity prices. Our natural gas, oil and NGL derivative activities, when combined with our sales of natural gas, oil and NGL, allow us to better predict the total revenue we expect to receive. See Item 3. Quantitative and Qualitative Disclosures About Market Risk included in Item 1 of Part I of this report for further discussion on the impact of commodity price risk on our financial position.

Contractual Obligations and Off-Balance Sheet Arrangements
As of June 30, 2022, our material contractual obligations included repayment of senior notes, outstanding borrowings and interest payment obligations under the Exit Credit Facility, derivative obligations, asset retirement obligations, lease obligations, undrawn letters of credit and various other commitments we enter into in the ordinary course of business that could result in future cash obligations. In addition, we have contractual commitments with midstream companies and pipeline carriers for future gathering, processing and transportation of natural gas, oil and NGL to move certain of our production to market. The estimated gross undiscounted future commitments under these agreements were approximately $4.2 billion as of June 30, 2022. As discussed above, we estimate the sources of our capital will continue to be adequate to fund our near and long-term contractual obligations. See Notes 6, 7 and 13 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion.
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
Capital Expenditures
For the year ending December 31, 2022, we currently expect to bring or have online approximately 195 to 235 gross wells across 11 to 16 rigs and plan to invest approximately $1.75 billion to $1.95 billion in capital expenditures. We expect that approximately 75% of our 2022 capital expenditures will be directed toward our natural gas assets. We currently plan to fund our 2022 capital program through cash on hand, expected cash flow from our operations and borrowings under our Exit Credit Facility. We may alter or change our plans with respect to our capital program and expected capital expenditures based on developments in our business, our financial position, our industry or any of the markets in which we operate.

Sources of Funds
The following table presents the sources of our cash and cash equivalents for the periods presented.

	Successor		Predecessor
	Six Months Ended June 30, 2022	Period from February 10, 2021 through June 30, 2021	Period from January 1, 2021 through February 9, 2021
Cash provided by (used in) operating activities	$1,762	$803	$(21)
Proceeds from Exit Credit Facility - Tranche A Loans, net	775	—	—
Proceeds from issuance of senior notes	—	—	1,000
Proceeds from issuance of common stock	—	—	600
Proceeds from warrant exercise	3	2	—
Proceeds from divestitures of property and equipment	403	6	—
Total sources of cash and cash equivalents	$2,943	$811	$1,579
Cash Flows from Operating Activities
Cash provided by operating activities was $1,762 million in the 2022 Successor Period, cash provided by operating activities was $803 million in the 2021 Successor Period and cash used in operating activities was $21 million in the 2021 Predecessor Period. The increase in the 2022 Successor Period is primarily due to higher prices for the natural gas, oil and NGL we sold and increased volumes sold due to the Vine and Marcellus Acquisitions. The cash used in the 2021 Predecessor Period was primarily due to the payment of professional fees related to the Chapter 11 Cases. Cash flows from operations are largely affected by the same factors that affect our net income, excluding various non-cash items, such as depreciation, depletion and amortization, certain impairments, gains or losses on sales of assets, deferred income taxes and mark-to-market changes in our open derivative instruments. See further discussion below under Results of Operations.
Proceeds from Exit Credit Facility - Tranche A Loans, net
In the 2022 Successor Period, we borrowed a net $775 million on the Exit Credit Facility - Tranche A Loans. We funded a portion of the Marcellus Acquisition with borrowings under the Company’s Exit Credit Facility. A portion of the borrowings were repaid with internally generated cash from operating activities.
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
Proceeds from Divestitures of Property and Equipment
In the 2022 Successor Period, we sold our Powder River Basin assets to Continental Resources, Inc. See Note 4 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion.

Uses of Funds
The following table presents the uses of our cash and cash equivalents for the Successor and Predecessor periods:

	Successor		Predecessor
	Six Months Ended June 30, 2022	Period from February 10, 2021 through June 30, 2021	Period from January 1, 2021 through February 9, 2021
Natural Gas and Oil Expenditures:
Capital expenditures	$759	$226	$66
Other Uses of Cash and Cash Equivalents:
Business combination, net	2,006	—	—
Payments on Exit Credit Facility - Tranche A Loans, net	—	50	479
Payments on DIP Facility borrowings	—	—	1,179
Debt issuance and other financing costs	—	3	8
Cash paid for common stock dividends	508	34	—
Cash paid to repurchase and retire common stock	558	—	—
Other	—	2	—
Total other uses of cash and cash equivalents	3,072	89	1,666
Total uses of cash and cash equivalents	$3,831	$315	$1,732
Capital Expenditures
Our capital expenditures significantly increased in the 2022 Successor Period compared to the combined 2021 Successor and Predecessor Periods primarily as a result of increased drilling and completion activity in Haynesville and Marcellus, following the Vine Acquisition and Marcellus Acquisition, respectively.
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
Cash Paid for Common Stock Dividends
As part of our dividend program, we paid common stock base dividends of $116 million and common stock variable dividends of $392 million in the 2022 Successor Period. See Note 11 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion.
Cash Paid to Repurchase and Retire Common Stock
In March 2022, we commenced our share repurchase program and repurchased 1 million shares of our common stock for an aggregate price of $83 million. In June 2022, we repurchased 5.8 million shares of our common stock for an aggregate price of $515 million, which is inclusive of shares for which cash settlement occurred in early July. The shares of common stock that were repurchased in March 2022 and June 2022 were retired and recorded as a reduction to common stock and retained earnings.

Results of Operations
Natural Gas, Oil and NGL Production and Average Sales Prices

	Successor
	Three Months Ended June 30, 2022
	Natural Gas		Oil		NGL		Total
	MMcf per day	$/Mcf	MBbl per day	$/Bbl	MBbl per day	$/Bbl	MMcfe per day	$/Mcfe
Marcellus	1,957	6.46	—	—	—	—	1,957	6.46
Haynesville	1,643	6.60	—	—	—	—	1,643	6.60
Eagle Ford	130	7.23	50	111.01	16	42.56	525	13.63
Total	3,730	6.55	50	111.01	16	42.56	4,125	7.43

	Successor
	Three Months Ended June 30, 2021
	Natural Gas		Oil		NGL		Total
	MMcf per day	$/Mcf	MBbl per day	$/Bbl	MBbl per day	$/Bbl	MMcfe per day	$/Mcfe
Marcellus	1,279	1.94	—	—	—	—	1,279	1.94
Haynesville	531	2.57	—	—	—	—	531	2.57
Eagle Ford	143	2.37	64	65.58	20	22.78	650	7.73
Powder River Basin	57	3.10	10	64.27	3	30.39	138	6.69
Total	2,010	2.17	74	65.41	23	23.90	2,598	3.77

	Successor
	Six Months Ended June 30, 2022
	Natural Gas		Oil		NGL		Total
	MMcf per day	$/Mcf	MBbl per day	$/Bbl	MBbl per day	$/Bbl	MMcfe per day	$/Mcfe
Marcellus	1,706	5.70	—	—	—	—	1,706	5.70
Haynesville	1,634	5.54	—	—	—	—	1,634	5.54
Eagle Ford	129	5.65	51	102.84	16	41.84	531	12.53
Powder River Basin	20	5.45	4	95.18	1	53.96	51	10.66
Total	3,489	5.62	55	102.30	17	42.82	3,922	6.62

	Successor
	Period from February 10, 2021 through June 30, 2021
	Natural Gas		Oil		NGL		Total
	MMcf per day	$/Mcf	MBbl per day	$/Bbl	MBbl per day	$/Bbl	MMcfe per day	$/Mcfe
Marcellus	1,280	2.15	—	—	—	—	1,280	2.15
Haynesville	529	2.61	—	—	—	—	529	2.61
Eagle Ford	143	3.67	65	64.11	19	23.74	650	7.95
Powder River Basin	57	3.71	10	62.42	4	31.98	137	6.84
Total	2,009	2.43	75	63.89	23	24.99	2,596	3.95

	Predecessor
	Period from January 1, 2021 through February 9, 2021
	Natural Gas		Oil		NGL		Total
	MMcf per day	$/Mcf	MBbl per day	$/Bbl	MBbl per day	$/Bbl	MMcfe per day	$/Mcfe
Marcellus	1,233	2.42	—	—	—	—	1,233	2.42
Haynesville	543	2.44	—	—	—	—	543	2.44
Eagle Ford	165	2.57	74	53.37	18	23.94	721	6.71
Powder River Basin	61	2.92	10	51.96	4	34.31	144	5.71
Total	2,002	2.45	84	53.21	22	25.92	2,641	3.77
Natural Gas, Oil and NGL Sales

	Successor
	Three Months Ended June 30, 2022
	Natural Gas	Oil	NGL	Total
Marcellus	$1,152	$—	$—	$1,152
Haynesville	988	—	—	988
Eagle Ford	85	503	62	650
Total natural gas, oil and NGL sales	$2,225	$503	$62	$2,790

	Successor
	Three Months Ended June 30, 2021
	Natural Gas	Oil	NGL	Total
Marcellus	$226	$—	$—	$226
Haynesville	124	—	—	124
Eagle Ford	31	386	41	458
Powder River Basin	16	58	10	84
Total natural gas, oil and NGL sales	$397	$444	$51	$892

	Successor
	Six Months Ended June 30, 2022
	Natural Gas	Oil	NGL	Total
Marcellus	$1,761	$—	$—	$1,761
Haynesville	1,640	—	—	1,640
Eagle Ford	132	953	119	1,204
Powder River Basin	20	66	13	99
Total natural gas, oil and NGL sales	$3,553	$1,019	$132	$4,704

	Successor
	Period from February 10, 2021 through June 30, 2021
	Natural Gas	Oil	NGL	Total
Marcellus	$389	$—	$—	$389
Haynesville	194	—	—	194
Eagle Ford	74	592	64	730
Powder River Basin	30	86	16	132
Total natural gas, oil and NGL sales	$687	$678	$80	$1,445

	Predecessor
	Period from January 1, 2021 through February 9, 2021
	Natural Gas	Oil	NGL	Total
Marcellus	$119	$—	$—	$119
Haynesville	53	—	—	53
Eagle Ford	17	159	17	193
Powder River Basin	7	20	6	33
Total natural gas, oil and NGL sales	$196	$179	$23	$398

	Non-GAAP Combined
	Six Months Ended June 30, 2021
	Natural Gas	Oil	NGL	Total
Marcellus	$508	$—	$—	$508
Haynesville	247	—	—	247
Eagle Ford	91	751	81	923
Powder River Basin	37	106	22	165
Total natural gas, oil and NGL sales	$883	$857	$103	$1,843
Natural gas, oil and NGL sales in the 2022 Successor Quarter increased $1,898 million compared to the 2021 Successor Quarter. The increase includes $1,068 million due to increased sales volumes, which is primarily related to the Vine and Marcellus Acquisitions in November 2021 and March 2022, respectively. The increase due to volumes is partially offset by a $155 million decrease in Eagle Ford primarily due to a natural decline in production. The increase in sales also includes $1,069 million due to higher average prices received. The higher average prices are consistent with the upward trend in index prices for all products throughout the 2022 Successor Quarter. The increases noted above are partially offset by an $84 million decrease due to the Powder River Basin divestiture in March 2022.
Natural gas, oil and NGL sales in the 2022 Successor Period increased $2,861 million compared to the combined 2021 Successor and Predecessor Periods. The increase includes $1,559 million due to increased sales volumes, which is primarily related to the Vine and Marcellus Acquisitions in November 2021 and March 2022, respectively. The increase due to volumes is partially offset by a $304 million decrease in Eagle Ford primarily due to a natural decline in production. The increase in sales also includes $1,672 million due to higher average prices received. The higher average prices are consistent with the upward trend in index prices for all products throughout the 2022 Successor Period. The increases noted above are partially offset by an $66 million decrease due to the Powder River Basin divestiture in March 2022.

Production Expenses

	Successor
	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021
		$/Mcfe		$/Mcfe
Marcellus	$19	0.11	$9	0.07
Haynesville	39	0.26	11	0.22
Eagle Ford	60	1.25	47	0.80
Powder River Basin	—	—	7	0.60
Total production expenses	$118	0.31	$74	0.31

	Successor				Predecessor		Non-GAAP Combined
	Six Months Ended June 30, 2022		Period from February 10, 2021 through June 30, 2021		Period from January 1, 2021 through February 9, 2021		Six Months Ended June 30, 2021
		$/Mcfe		$/Mcfe		$/Mcfe		$/Mcfe
Marcellus	$32	0.10	$14	0.08	$4	0.08	$18	0.08
Haynesville	71	0.24	17	0.23	4	0.19	21	0.22
Eagle Ford	115	1.20	71	0.77	21	0.71	92	0.76
Powder River Basin	10	0.94	12	0.65	3	0.56	15	0.63
Total production expenses	$228	0.32	$114	0.31	$32	0.30	$146	0.31
Production expenses in the 2022 Successor Quarter increased $44 million as compared to the 2021 Successor Quarter. The increase was primarily due to the Vine Acquisition in November 2021 and the Marcellus Acquisition in March 2022, as well as additional workovers and other preventative maintenance in Eagle Ford. The increase was partially offset by the divestiture of the Powder River Basin.
Production expenses in the 2022 Successor Period increased $82 million as compared to the combined 2021 Successor and Predecessor Periods. The increase was primarily due to the Vine Acquisition in November 2021 and the Marcellus Acquisition in March 2022, as well as additional workovers and other preventative maintenance in Eagle Ford. The increase was partially offset by the divestiture of the Powder River Basin.

Gathering, Processing and Transportation Expenses

	Successor
	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021
		$/Mcfe		$/Mcfe
Marcellus	$105	0.59	$79	0.68
Haynesville	86	0.57	25	0.52
Eagle Ford	83	1.75	82	1.39
Powder River Basin	—	—	25	1.95
Total gathering, processing and transportation expenses	$274	0.73	$211	0.89

	Successor				Predecessor		Non-GAAP Combined
	Six Months Ended June 30, 2022		Period from February 10, 2021 through June 30, 2021		Period from January 1, 2021 through February 9, 2021		Six Months Ended June 30, 2021
		$/Mcfe		$/Mcfe		$/Mcfe		$/Mcfe
Marcellus	$176	0.57	$121	0.67	$34	0.70	$155	0.69
Haynesville	151	0.51	36	0.48	11	0.49	47	0.49
Eagle Ford	167	1.74	126	1.38	45	1.55	171	1.44
Powder River Basin	22	2.32	39	2.00	12	2.09	51	2.03
Total gathering, processing and transportation expenses	$516	0.73	$322	0.88	$102	0.96	$424	0.90

Gathering, processing and transportation expenses in the 2022 Successor Quarter increased $63 million as compared to the 2021 Successor Quarter. Haynesville increased $61 million primarily due to the Vine Acquisition in November 2021. Marcellus increased $26 million, resulting from an increase of $41 million due to the Marcellus Acquisition in March 2022, partially offset by a decrease of $15 million primarily due to lower rates. Powder River Basin decreased by $25 million due to the divestiture in March 2022.
Gathering, processing and transportation expenses in the 2022 Successor Period increased $92 million as compared to the combined 2021 Successor and Predecessor Periods. Haynesville increased $104 million primarily due to the Vine Acquisition in November 2021. Marcellus increased $21 million, resulting from an increase of $51 million due to the Marcellus Acquisition in March 2022, partially offset by a decrease of $30 million primarily due to lower rates. Powder River Basin decreased by $29 million due to the divestiture in March 2022. Eagle Ford decreased by $4 million, resulting from a decrease of $26 million primarily due to a natural decline in production, partially offset by an increase of $22 million primarily due to increased effective rates.

Severance and Ad Valorem Taxes

	Successor
	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021
		$/Mcfe		$/Mcfe
Marcellus	$4	0.02	$3	0.02
Haynesville	12	0.08	5	0.09
Eagle Ford	41	0.85	26	0.43
Powder River Basin	—	—	7	0.64
Total severance and ad valorem taxes	$57	0.15	$41	0.17

	Successor				Predecessor		Non-GAAP Combined
	Six Months Ended June 30, 2022		Period from February 10, 2021 through June 30, 2021		Period from January 1, 2021 through February 9, 2021		Six Months Ended June 30, 2021
		$/Mcfe		$/Mcfe		$/Mcfe		$/Mcfe
Marcellus	$8	0.02	$4	0.02	$1	0.01	$5	0.02
Haynesville	24	0.09	7	0.09	2	0.09	9	0.09
Eagle Ford	77	0.80	42	0.46	13	0.45	55	0.48
Powder River Basin	11	1.09	12	0.65	2	0.48	14	0.60
Total severance and ad valorem taxes	$120	0.17	$65	0.18	$18	0.17	$83	0.18
Severance and ad valorem taxes in the 2022 Successor Quarter increased $16 million as compared to the 2021 Successor Quarter. Improved pricing in the 2022 Successor Quarter drove $14 million of the increase, and an additional $7 million increase was the result of the Vine and Marcellus Acquisitions. These increases were slightly offset by a $7 million decrease attributable to the divestiture of the Powder River Basin.
Severance and ad valorem taxes in the 2022 Successor Period increased $37 million as compared to the combined 2021 Successor and Predecessor Periods. Improved pricing in the 2022 Successor Period drove $21 million of the increase, and an additional $13 million increase was the result of the Vine and Marcellus Acquisitions. These increases were slightly offset by a $3 million decrease attributable to the divestiture of the Powder River Basin.

Gross Margin by Operating Area
The tables below present the gross margin for each of our operating areas. Gross margin by operating area is defined as natural gas, oil and NGL sales less production expenses, gathering, processing and transportation expenses, and severance and ad valorem taxes.

	Successor
	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021
		$/Mcfe		$/Mcfe
Marcellus	$1,024	5.74	$135	1.17
Haynesville	851	5.69	83	1.74
Eagle Ford	466	9.78	303	5.11
Powder River Basin	—	—	45	3.50
Gross margin by operating area	$2,341	6.24	$566	2.40

	Successor				Predecessor		Non-GAAP Combined
	Six Months Ended June 30, 2022		Period from February 10, 2021 through June 30, 2021		Period from January 1, 2021 through February 9, 2021		Six Months Ended June 30, 2021
		$/Mcfe		$/Mcfe		$/Mcfe		$/Mcfe
Marcellus	$1,545	5.01	$250	1.38	$80	1.63	$330	1.42
Haynesville	1,394	4.70	134	1.81	36	1.67	170	1.77
Eagle Ford	845	8.79	491	5.34	114	4.00	605	4.97
Powder River Basin	56	6.31	69	3.54	16	2.58	85	3.31
Gross margin by operating area	$3,840	5.40	$944	2.58	$246	2.34	$1,190	2.52

Natural Gas and Oil Derivatives

	Successor
	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021
Natural gas derivatives - realized losses	$(857)	$(11)
Natural gas derivatives - unrealized gains (losses)	436	(422)
Total losses on natural gas derivatives	$(421)	$(433)

Oil derivatives - realized losses	$(189)	$(113)
Oil derivatives - unrealized gains (losses)	96	(194)
Total losses on oil derivatives	(93)	(307)
Total losses on natural gas and oil derivatives	$(514)	$(740)

	Successor		Predecessor
	Six Months Ended June 30, 2022	Period from February 10, 2021 through June 30, 2021	Period from January 1, 2021 through February 9, 2021
Natural gas derivatives - realized gains (losses)	$(1,285)	$(16)	$6
Natural gas derivatives - unrealized losses	(936)	(304)	(179)
Total losses on natural gas derivatives	$(2,221)	$(320)	$(173)

Oil derivatives - realized losses	$(348)	$(174)	$(19)
Oil derivatives - unrealized losses	(70)	(200)	(190)
Total losses on oil derivatives	(418)	(374)	(209)
Total losses on natural gas and oil derivatives	$(2,639)	$(694)	$(382)
See Note 13 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for a discussion of our derivative activity.

General and Administrative Expenses

	Successor
	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021

Gross compensation and benefits	$74	$59
Non-labor	30	24
Allocations and reimbursements	(68)	(59)
Total G&A, net	$36	$24

G&A, net per Mcfe	$0.10	$0.10

	Successor		Predecessor
	Six Months Ended June 30, 2022	Period from February 10, 2021 through June 30, 2021	Period from January 1, 2021 through February 9, 2021

Gross compensation and benefits	$144	$94	$32
Non-labor	55	36	12
Allocations and reimbursements	(137)	(91)	(23)
Total G&A, net	$62	$39	$21

G&A, net per Mcfe	$0.09	$0.11	$0.20
Gross compensation and benefits and non-labor expenses during the 2022 Successor Quarter and 2022 Successor Period increased $21 million and $25 million compared to the 2021 Successor Quarter and the combined 2021 Successor and Predecessor Periods, respectively, primarily due to adjustments in employee benefits and compensation and timing of stock award grants.
Allocations and reimbursements during the 2022 Successor Quarter and the 2022 Successor Period increased $9 million and $23 million compared to the 2021 Successor Quarter and the combined 2021 Successor and Predecessor Periods, respectively, primarily due to increased drilling and production activity due to the Vine and Marcellus Acquisitions.
Separation and Other Termination Costs
During the 2021 Successor Quarter, 2021 Successor Period and 2021 Predecessor Period, we recognized $11 million, $11 million and $22 million, respectively, of separation and other termination costs related to one-time termination benefits for certain employees.
Depreciation, Depletion and Amortization

	Successor				Predecessor
	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Period from February 10, 2021 through June 30, 2021	Period from January 1, 2021 through February 9, 2021
DD&A	$451	$229	$860	$351	$72
DD&A per Mcfe	$1.20	$0.97	$1.21	$0.96	$0.68
The absolute and per unit increases in depreciation, depletion and amortization for the 2022 Successor Quarter and 2022 Successor Period compared to the 2021 Successor Quarter and the combined 2021 Successor and Predecessor Periods, respectively, are primarily the result of the Vine Acquisition and Marcellus Acquisition.

Other Operating Expense (Income), Net

	Successor				Predecessor
	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Period from February 10, 2021 through June 30, 2021	Period from January 1, 2021 through February 9, 2021
Other operating expense (income), net	$8	$(4)	$31	$(2)	$(12)
During the 2022 Successor Period, we recognized approximately $33 million of costs related to our Marcellus Acquisition, which included integration costs, consulting fees, financial advisory fees, legal fees and change in control expense in accordance with Chief’s existing employment agreements.
Interest Expense

	Successor
	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021

Interest expense on debt	$44	$19
Amortization of premium, discount, issuance costs and other	—	2
Capitalized interest	(8)	(3)
Total interest expense	$36	$18

	Successor		Predecessor
	Six Months Ended June 30, 2022	Period from February 10, 2021 through June 30, 2021	Period from January 1, 2021 through February 9, 2021

Interest expense on debt	$82	$31	$11
Amortization of premium, discount, issuance costs and other	(1)	3	—
Capitalized interest	(13)	(4)	—
Total interest expense	$68	$30	$11
The increase in total interest expense in the 2022 Successor Quarter and 2022 Successor Period compared to the 2021 Successor Quarter and the combined 2021 Successor and Predecessor Periods, respectively, resulted from the increase in outstanding debt obligations between periods. In November 2021, we assumed Vine’s $950 million of senior notes as part of the Vine Acquisition, and during the 2022 Successor Quarter and 2022 Successor Period, we had increased borrowings under our Exit Credit Facility compared to the 2021 Successor Quarter and the combined 2021 Successor and Predecessor Periods, respectively.

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
In the 2021 Predecessor Period, we recorded a net gain of $5.569 billion in reorganization items, net related to the Chapter 11 Cases. See Note 2 and Note 3 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for a discussion of the Chapter 11 Cases and for discussion of adoption of fresh start accounting. We did not have any reorganization items, net for the 2022 Successor Quarter, the 2022 Successor Period, the 2021 Successor Quarter or the 2021 Successor Period.
Income Taxes
Income tax expense of $31 million was recorded for the 2022 Successor Period as a result of projecting current federal and state income taxes. An income tax benefit of $57 million was recorded for the 2021 Predecessor Period. Our effective income tax rate was 6.2% for the 2022 Successor Period, 0.0% for the 2021 Successor Period, and (1.1%) for the 2021 Predecessor Period. Our effective tax rate can fluctuate as a result of the impact of discrete items, state income taxes and permanent differences. See Note 10 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for a discussion of income taxes.

Forward-Looking Statements
This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements include our current expectations or forecasts of future events, including matters relating to the continuing effects of the impact of inflation and commodity price volatility resulting from Russia’s invasion of Ukraine, COVID-19 and related supply chain constraints, and the impact of each on our business, financial condition, results of operations and cash flows, the potential effects of the Plan on our operations, management, and employees, actions by, or disputes among or between, members of OPEC+ and other foreign oil-exporting countries, market factors, market prices, our ability to meet debt service requirements, our ability to continue to pay cash dividends, the amount and timing of any cash dividends, and our ESG initiatives. Forward-looking and other statements in this Form 10-Q regarding our environmental, social and other sustainability plans and goals are not an indication that these statements are necessarily material to investors or required to be disclosed in our filings with the SEC. In addition, historical, current, and forward-looking environmental, social and sustainability-related statements may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. In this context, forward-looking statements often address our expected future business, financial performance and financial condition, and often contain words such as "expect," “could,” “may,” "anticipate," "intend," "plan," “ability,” "believe," "seek," "see," "will," "would," “estimate,” “forecast,” "target," “guidance,” “outlook,” “opportunity” or “strategy.”
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
•the impact of inflation and commodity price volatility resulting from Russia’s invasion of Ukraine, COVID-19 and related supply chain constraints, along with the effect on our business, financial condition, employees, contractors, vendors and the global demand for natural gas and oil and U.S. and world financial markets;
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
•the volatility of natural gas, oil and NGL prices, which are affected by general economic and business conditions, as well as increased demand for (and availability of) alternative fuels and electric vehicles;
•a deterioration in general economic, business or industry conditions;
•uncertainties inherent in estimating quantities of natural gas, oil and NGL reserves and projecting future rates of production and the amount and timing of development expenditures;
•our ability to replace reserves and sustain production;
•drilling and operating risks and resulting liabilities;
•our ability to generate profits or achieve targeted results in drilling and well operations;
•the limitations our level of indebtedness may have on our financial flexibility;
•our ability to achieve and maintain ESG certifications/goals;
•our inability to access the capital markets on favorable terms;
•the availability of cash flows from operations and other funds to fund cash dividends and repurchases of equity securities, to finance reserve replacement costs and/or satisfy our debt obligations;
•write-downs of our natural gas and oil asset carrying values due to low commodity prices;

•charges incurred in response to market conditions;
•limited control over properties we do not operate;
•leasehold terms expiring before production can be established;
•commodity derivative activities resulting in lower prices realized on natural gas, oil and NGL sales;
•the need to secure derivative liabilities and the inability of counterparties to satisfy their obligations;
•potential OTC derivatives regulations limiting our ability to hedge against commodity price fluctuations;
•adverse developments or losses from pending or future litigation and regulatory proceedings, including royalty claims;
•our need to secure adequate supplies of water for our drilling operations and to dispose of or recycle the water used;
•pipeline and gathering system capacity constraints and transportation interruptions;
•legislative, regulatory and ESG initiatives, addressing environmental concerns, including initiatives addressing the impact of global climate change or further regulating hydraulic fracturing, methane emissions, flaring or water disposal;
•terrorist activities and/or cyber-attacks adversely impacting our operations;
•an interruption in operations at our headquarters due to a catastrophic event;
•federal and state tax proposals affecting our industry;
•competition in the natural gas and oil exploration and production industry;
•negative public perceptions of our industry;
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
The primary objective of the following information is to provide forward-looking quantitative and qualitative information about our exposure to market risk. The term market risk relates to our risk of loss arising from adverse changes in natural gas, oil, and NGL prices and interest rates. These disclosures are not meant to be precise indicators of expected future losses, but rather indicators of reasonably possible losses. The forward-looking information provides indicators of how we view and manage our ongoing market risk exposures.
Commodity Price Risk
Our results of operations and cash flows are impacted by changes in market prices for natural gas, oil and NGL, which have historically been volatile. To mitigate a portion of our exposure to adverse price changes, we enter into various derivative instruments. Our natural gas, oil and NGL derivative activities, when combined with our sales of natural gas, oil and NGL, allow us to predict with greater certainty the revenue we will receive. We believe our derivative instruments continue to be highly effective in achieving our risk management objectives.
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
For the 2022 Successor Period, natural gas, oil, and NGL revenue, excluding any effect of our derivative instruments, were $3,553 million, $1,019 million and $132 million, respectively. Based on production, natural gas, oil, and NGL revenue for the 2022 Successor Period would have increased or decreased by approximately $355 million, $102 million, and $13 million, respectively, for each 10% increase or decrease in prices. As of June 30, 2022, the fair values of our natural gas and oil derivatives were net liabilities of $2,062 million and $428 million, respectively. A 10% increase in forward natural gas prices would decrease the valuation of natural gas derivatives by approximately $483 million. A 10% decrease in forward natural gas prices would increase the valuation of natural gas derivatives by approximately $475 million. A 10% increase in forward oil prices would decrease the valuation of oil derivatives by approximately $117 million. A 10% decrease in forward oil prices would increase the valuation of oil derivatives by approximately $116 million. See Note 13 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further information on our open derivative positions.
Interest Rate Risk
Our exposure to interest rate changes relates primarily to borrowings under our Exit Credit Facility for the 2022 and 2021 Successor Periods and pre-petition revolving credit facility and DIP Facility for the 2021 Predecessor Period. Interest is payable on borrowings under the Exit Credit Facility, pre-petition revolving credit facility and DIP Facility based on floating rates. See Note 6 of the notes to our condensed consolidated financial statements included in Item 1 of Part 1 of this report for additional information. As of June 30, 2022, we had $775 million in outstanding borrowings under our Exit Credit Facility - Tranche A Loans and $221 million under our Exit Credit Facility - Tranche B Loans. A 1.0% increase in interest rates based on the variable borrowings as of June 30, 2022 would result in an increase in our interest expense of approximately $10 million per year.

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
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2022 that our disclosure controls and procedures were effective.
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

In late February 2022, Russia launched significant military action against Ukraine. The conflict has caused, and could intensify, volatility in natural gas, oil and NGL prices, and the extent and duration of the military action, sanctions and resulting market disruptions could be significant and could potentially have a substantial negative impact on the global economy and/or our business for an unknown period of time. Any such volatility and disruptions may also magnify the impact of other risks described under “Risk Factors” in Item 1A of our 2021 Form 10-K.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of Equity Securities
On December 2, 2021, we announced that our Board of Directors authorized the repurchase of up to $1.0 billion in aggregate value of our common stock and/or warrants from time to time. In June 2022, our Board of Directors authorized an increase in the size of the share repurchase program from $1.0 billion to $2.0 billion in aggregate value of our common stock and/or warrants. The repurchase authorization permits repurchases on a discretionary basis as determined by management, subject to market conditions, applicable legal requirements, available liquidity, compliance with the Company’s debt agreements and other appropriate factors. The share repurchase program expires on December 31, 2023. The following table provides information regarding purchases of our common stock made by us during the quarter ended June 30, 2022.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
April 1 - April 30	—	$—	—	$917
May 1 - May 31	—	$—	—	$917
June 1 - June 30	5,811,727	$88.67	5,811,727	$1,402
Total	5,811,727	$88.67	5,811,727

ITEM 3.	Defaults Upon Senior Securities
None.

ITEM 4.	Mine Safety Disclosures
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

CHESAPEAKE ENERGY CORPORATION

Date: August 2, 2022	By:	/s/ DOMENIC J. DELL’OSSO, JR.
Domenic J. Dell’Osso, Jr. President and Chief Executive Officer

Date: August 2, 2022	By:	/s/ MOHIT SINGH
Mohit Singh Executive Vice President and Chief Financial Officer