Form 10-Q
period 2022-09-30
CHESAPEAKE ENERGY CORP
filed 2022-11-01
CIK 895126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐      No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court Yes  ☒ No ☐
As of October 28, 2022, there were 133,971,136 shares of our $0.01 par value common stock outstanding.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
INDEX TO FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

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
“/Mcfe” means per Mcfe.
“2021 Predecessor Period” means the period of January 1, 2021 through February 9, 2021.
“2021 Successor Period” means the period of February 10, 2021 through September 30, 2021.
“2021 Successor Quarter” means the three months ended September 30, 2021.
“2022 Successor Period” means the nine months ended September 30, 2022.
“2022 Successor Quarter” means the three months ended September 30, 2022.

PART I. FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements
CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	Successor
	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$74	$905
Restricted cash	56	9
Accounts receivable, net	1,757	1,115
Short-term derivative assets	4	5
Other current assets	168	69
Total current assets	2,059	2,103
Property and equipment:
Natural gas and oil properties, successful efforts method
Proved natural gas and oil properties	11,437	7,682
Unproved properties	2,192	1,530
Other property and equipment	506	495
Total property and equipment	14,135	9,707
Less: accumulated depreciation, depletion and amortization	(2,182)	(908)
Property and equipment held for sale, net	1	3
Total property and equipment, net	11,954	8,802
Other long-term assets	76	104
Total assets	$14,089	$11,009

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS – (Continued)
(Unaudited)

	Successor
	September 30, 2022	December 31, 2021
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$539	$308
Accrued interest	40	38
Short-term derivative liabilities	1,875	899
Other current liabilities	1,784	1,202
Total current liabilities	4,238	2,447
Long-term debt, net	2,717	2,278
Long-term derivative liabilities	419	249
Asset retirement obligations, net of current portion	350	349
Other long-term liabilities	18	15
Total liabilities	7,742	5,338
Contingencies and commitments (Note 7)
Stockholders' equity:
Successor common stock, $0.01 par value, 450,000,000 shares authorized: 121,334,663 and 117,917,349 shares issued	1	1
Successor additional paid-in capital	5,627	4,845
Retained earnings	719	825
Total stockholders' equity	6,347	5,671
Total liabilities and stockholders' equity	$14,089	$11,009
The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Successor
	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021
Revenues and other:
Natural gas, oil and NGL	$2,987	$1,170
Marketing	1,206	627
Natural gas and oil derivatives	(1,029)	(910)
Gains (losses) on sales of assets	(2)	3
Total revenues and other	3,162	890
Operating expenses:
Production	121	80
Gathering, processing and transportation	286	219
Severance and ad valorem taxes	67	41
Exploration	2	2
Marketing	1,200	625
General and administrative	40	30
Depreciation, depletion and amortization	440	228
Other operating expense, net	1	3
Total operating expenses	2,157	1,228
Income (loss) from operations	1,005	(338)
Other income (expense):
Interest expense	(52)	(17)
Other income	4	—
Total other income (expense), net	(48)	(17)
Income (loss) before income taxes	957	(355)
Income tax expense (benefit)	74	(10)
Net income (loss) available to common stockholders	$883	$(345)
Earnings (loss) per common share:
Basic	$7.29	$(3.51)
Diluted	$6.12	$(3.51)
Weighted average common shares outstanding (in thousands):
Basic	121,150	98,221
Diluted	144,390	98,221

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – (Continued)
(Unaudited)

	Successor		Predecessor
	Nine Months Ended September 30, 2022	Period from February 10, 2021 through September 30, 2021	Period from January 1, 2021 through February 9, 2021
Revenues and other:
Natural gas, oil and NGL	$7,691	$2,615	$398
Marketing	3,296	1,443	239
Natural gas and oil derivatives	(3,668)	(1,604)	(382)
Gains on sales of assets	298	9	5
Total revenues and other	7,617	2,463	260
Operating expenses:
Production	349	194	32
Gathering, processing and transportation	802	541	102
Severance and ad valorem taxes	187	106	18
Exploration	14	4	2
Marketing	3,279	1,440	237
General and administrative	102	69	21
Separation and other termination costs	—	11	22
Depreciation, depletion and amortization	1,300	579	72
Impairments	—	1	—
Other operating expense (income), net	32	1	(12)
Total operating expenses	6,065	2,946	494
Income (loss) from operations	1,552	(483)	(234)
Other income (expense):
Interest expense	(120)	(47)	(11)
Other income	29	31	2
Reorganization items, net	—	—	5,569
Total other income (expense), net	(91)	(16)	5,560
Income (loss) before income taxes	1,461	(499)	5,326
Income tax expense (benefit)	105	(10)	(57)
Net income (loss) available to common stockholders	$1,356	$(489)	$5,383
Earnings (loss) per common share:
Basic	$11.03	$(4.99)	$550.35
Diluted	$9.35	$(4.99)	$534.51
Weighted average common shares outstanding (in thousands):
Basic	122,924	98,040	9,781
Diluted	145,031	98,040	10,071

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Successor
	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021
Net income (loss)	$883	$(345)
Other comprehensive income, net of income tax:
Reclassification of losses on settled derivative instruments	—	—
Other comprehensive income	—	—
Comprehensive income (loss)	$883	$(345)

	Successor		Predecessor
	Nine Months Ended September 30, 2022	Period from February 10, 2021 through September 30, 2021	Period from January 1, 2021 through February 9, 2021
Net income (loss)	$1,356	$(489)	$5,383
Other comprehensive income, net of income tax:
Reclassification of losses on settled derivative instruments	—	—	3
Other comprehensive income	—	—	3
Comprehensive income (loss)	$1,356	$(489)	$5,386
The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Successor		Predecessor
	Nine Months Ended September 30, 2022	Period from February 10, 2021 through September 30, 2021	Period from January 1, 2021 through February 9, 2021
Cash flows from operating activities:
Net income (loss)	$1,356	$(489)	$5,383
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	1,300	579	72
Deferred income tax expense (benefit)	19	—	(57)
Derivative losses, net	3,668	1,604	382
Cash payments on derivative settlements, net	(2,845)	(437)	(17)
Share-based compensation	16	5	3
Gains on sales of assets	(298)	(9)	(5)
Impairments	—	1	—
Non-cash reorganization items, net	—	—	(6,680)
Exploration	10	1	2
Other	19	10	45
Changes in assets and liabilities	(170)	(19)	851
Net cash provided by (used in) operating activities	3,075	1,246	(21)
Cash flows from investing activities:
Capital expenditures	(1,299)	(404)	(66)
Business combination, net	(1,967)	—	—
Proceeds from divestitures of property and equipment	409	9	—
Net cash used in investing activities	(2,857)	(395)	(66)
Cash flows from financing activities:
Proceeds from Exit Credit Facility - Tranche A Loans	7,255	30	—
Payments on Exit Credit Facility - Tranche A Loans	(6,805)	(80)	(479)
Payments on DIP Facility borrowings	—	—	(1,179)
Proceeds from issuance of senior notes, net	—	—	1,000
Proceeds from issuance of common stock	—	—	600
Proceeds from warrant exercise	3	2	—
Debt issuance and other financing costs	—	(3)	(8)
Cash paid to repurchase and retire common stock	(667)	—	—
Cash paid for common stock dividends	(788)	(67)	—
Other	—	(1)	—
Net cash used in financing activities	(1,002)	(119)	(66)
Net increase (decrease) in cash, cash equivalents and restricted cash	(784)	732	(153)
Cash, cash equivalents and restricted cash, beginning of period	914	126	279
Cash, cash equivalents and restricted cash, end of period	$130	$858	$126

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(Unaudited)

	Successor		Predecessor
	Nine Months Ended September 30, 2022	Period from February 10, 2021 through September 30, 2021	Period from January 1, 2021 through February 9, 2021

Cash and cash equivalents	$74	$849	$40
Restricted cash	56	9	86
Total cash, cash equivalents and restricted cash	$130	$858	$126

Supplemental disclosures to the condensed consolidated statements of cash flows are presented below:

	Successor		Predecessor
	Nine Months Ended September 30, 2022	Period from February 10, 2021 through September 30, 2021	Period from January 1, 2021 through February 9, 2021
Supplemental cash flow information:
Cash paid for reorganization items, net	$—	$65	$66
Interest paid, net of capitalized interest	$107	$33	$13
Income taxes paid, net of refunds received	$181	$(3)	$—

Supplemental disclosure of significant non-cash investing and financing activities:
Change in accrued drilling and completion costs	$193	$25	$(5)
Put option premium on equity backstop agreement	$—	$—	$60
Common stock issued for business combination	$764	$—	$—
Operating lease obligations recognized	$25	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance as of December 31, 2021 (Successor)	—	$—	117,917,349	$1	$4,845	$825	$—	$5,671
Issuance of common stock for Marcellus Acquisition	—	—	9,442,185	—	764	—	—	764
Share-based compensation	—	—	23,169	—	5	—	—	5
Issuance of common stock for warrant exercise	—	—	669,669	—	1	—	—	1
Repurchase and retirement of common stock	—	—	(1,000,000)	—	—	(83)	—	(83)
Net loss	—	—	—	—	—	(764)	—	(764)
Dividends on common stock	—	—	—	—	—	(211)	—	(211)
Balance as of March 31, 2022 (Successor)	—	$—	127,052,372	$1	$5,615	$(233)	$—	$5,383
Share-based compensation	—	—	146,054	—	3	—	—	3
Issuance of common stock for warrant exercise	—	—	166,606	—	1	—	—	1
Issuance of reserved common stock and warrants	—	—	36,951	—	—	—	—	—
Repurchase and retirement of common stock	—	—	(5,811,727)	—	—	(515)	—	(515)
Net income	—	—	—	—	—	1,237	—	1,237
Dividends on common stock	—	—	—	—	—	(301)	—	(301)
Balance as of June 30, 2022 (Successor)	—	$—	121,590,256	$1	$5,619	$188	$—	$5,808
Share-based compensation	—	—	991	—	7	—	—	7
Issuance of common stock for warrant exercise	—	—	493,016	—	1	—	—	1
Repurchase and retirement of common stock	—	—	(749,600)	—	—	(69)	—	(69)
Net income	—	—	—	—	—	883	—	883
Dividends on common stock	—	—	—	—	—	(283)	—	(283)
Balance as of September 30, 2022 (Successor)	—	$—	121,334,663	$1	$5,627	$719	$—	$6,347
The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - (Continued)
(Unaudited)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance as of December 31, 2020 (Predecessor)	5,563,358	$1,631	9,780,547	$—	$16,937	$(23,954)	$45	$(5,341)
Share-based compensation	—	—	67	—	3	—	—	3
Hedging activity	—	—	—	—	—	—	3	3
Net income	—	—	—	—	—	5,383	—	5,383
Cancellation of Predecessor Equity	(5,563,358)	(1,631)	(9,780,614)	—	(16,940)	18,571	(48)	(48)
Issuance of Successor common stock	—	—	97,907,081	1	3,330	—	—	3,331
Issuance of Successor Class A warrants	—	—	—	—	93	—	—	93
Issuance of Successor Class B warrants	—	—	—	—	94	—	—	94
Issuance of Successor Class C warrants	—	—	—	—	68	—	—	68
Balance as of February 9, 2021 (Predecessor)	—	$—	97,907,081	$1	$3,585	$—	$—	$3,586

Balance as of February 10, 2021 (Successor)	—	$—	97,907,081	$1	$3,585	$—	$—	$3,586
Net income	—	—	—	—	—	295	—	295
Balance as of March 31, 2021 (Successor)	—	$—	97,907,081	$1	$3,585	$295	$—	$3,881
Share-based compensation	—	—	921	—	3	—	—	3
Issuance of common stock for warrant exercise	—	—	46,035	—	2	—	—	2
Net loss	—	—	—	—	—	(439)	—	(439)
Dividends on common stock	—	—	—	—	—	(34)	—	(34)
Balance as of June 30, 2021 (Successor)	—	$—	97,954,037	$1	$3,590	$(178)	$—	$3,413
Share-based compensation	—	—	761	—	4	—	—	4
Issuance of common stock for warrant exercise	—	—	6,218	—	—	—	—	—
Issuance of reserved common stock and warrants	—	—	325,715	—	—	—	—	—
Net loss	—	—	—	—	—	(345)	—	(345)
Dividends on common stock	—	—	—	—	—	(34)	—	(34)
Balance as of September 30, 2021 (Successor)	—	$—	98,286,731	$1	$3,594	$(557)	$—	$3,038
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
This Quarterly Report on Form 10-Q (this “Form 10-Q”) relates to our financial position as of September 30, 2022 and December 31, 2021, the three months ended September 30, 2022 (“2022 Successor Quarter”), the nine months ended September 30, 2022 (“2022 Successor Period”), the three months ended September 30, 2021 (“2021 Successor Quarter”), the period of February 10, 2021 through September 30, 2021 (“2021 Successor Period”) and the period of January 1, 2021 through February 9, 2021 (“2021 Predecessor Period”). Our annual report on Form 10-K for the year ended December 31, 2021 (“2021 Form 10-K”) should be read in conjunction with this Form 10-Q. The accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair statement of our condensed consolidated financial statements and accompanying notes and include the accounts of our direct and indirect wholly owned subsidiaries and entities in which we have a controlling financial interest. Intercompany accounts and balances have been eliminated. The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern.
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
Restricted Cash
As of September 30, 2022, we had restricted cash of $56 million. Our restricted cash represents funds legally restricted for payment of certain convenience class unsecured claims following our emergence from bankruptcy, as well as for future payment of certain royalties.
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
•The 2021 Long-Term Incentive Plan (the “LTIP”) was approved with a share reserve equal to 6,800,000 shares of New Common Stock.
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
Other property and equipment. The fair value of other property and equipment such as buildings, land, computer equipment, and other equipment was determined using the replacement cost method under the cost approach which considers historical acquisition costs for the assets adjusted for inflation, as well as factors in any potential obsolescence based on the current condition of the assets and the ability of those assets to generate cash flow.
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

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

4.	Natural Gas and Oil Property Transactions

Marcellus Acquisition

On March 9, 2022, we completed the Marcellus Acquisition for total consideration of approximately $2.77 billion, consisting of approximately $2 billion in cash, including working capital adjustments and approximately 9.4 million shares of our common stock, to acquire high quality producing assets and a deep inventory of premium drilling locations in the prolific Marcellus Shale in Northeast Pennsylvania. The Marcellus Acquisition was indebtedness free, effective as of January 1, 2022, subject to customary purchase price adjustments. We funded the cash portion of the consideration with cash on hand and $914 million of borrowings under the Company’s Exit Credit Facility. See Note 6 for further discussion of debt.

Preliminary Marcellus Acquisition Purchase Price Allocation

We have accounted for the Marcellus Acquisition as a business combination, using the acquisition method. The following table represents the preliminary allocation of the total purchase price to the identifiable assets acquired and the liabilities assumed based on the fair values as of the acquisition date. Certain data necessary to complete the purchase price allocation is not yet available, and includes, but is not limited to, valuation of pre-acquisition contingencies and final appraisals of assets acquired and liabilities assumed. We expect to complete the purchase price allocation during the 12-month period following the acquisition date, during which time the value of the assets and liabilities may be revised as appropriate. During the 2022 Successor Quarter, we recognized measurement period adjustments of $39 million to both restricted cash and current liabilities.

Preliminary Purchase Price Allocation
Consideration:
Cash	$2,000
Fair value of Chesapeake’s common stock issued in the merger	764
Working capital adjustments	6
Total consideration	$2,770

Fair Value of Liabilities Assumed:
Current liabilities	$459
Other long-term liabilities	129
Amounts attributable to liabilities assumed	$588

Fair Value of Assets Acquired:
Cash, cash equivalents and restricted cash	$39
Other current assets	218
Proved natural gas and oil properties	2,309
Unproved properties	788
Other property and equipment	1
Other long-term assets	3
Amounts attributable to assets acquired	$3,358

Total identifiable net assets	$2,770

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
Marcellus Acquisition Revenues and Expenses Subsequent to Acquisition
We included in our condensed consolidated statements of operations natural gas, oil and NGL revenues of $959 million, marketing revenues of $20 million, net losses on natural gas and oil derivatives of $542 million, and direct operating expenses of $329 million, including depreciation, depletion and amortization related to the Marcellus Acquisition businesses for the period from March 10, 2022 (the date immediately following the completion of the Marcellus Acquisition) through September 30, 2022.
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

Vine Purchase Price Allocation

We have accounted for the Vine Acquisition as a business combination, using the acquisition method. The following table represents the allocation of the total purchase price of Vine to the identifiable assets acquired and the liabilities assumed based on the fair values as of the acquisition date. We finalized the acquisition accounting for this transaction as of September 30, 2022, which resulted in measurement period adjustments of $19 million to both deferred tax liabilities and unproved properties. See Note 10 for additional information regarding the change to deferred tax liabilities.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Purchase Price Allocation
Consideration:
Cash	$253
Fair value of Chesapeake’s common stock issued in the merger	1,231
Restricted stock unit replacement awards	6
Total consideration	$1,490

Fair Value of Liabilities Assumed:
Current liabilities	$765
Long-term debt	1,021
Deferred tax liabilities	30
Other long-term liabilities	272
Amounts attributable to liabilities assumed	$2,088

Fair Value of Assets Acquired:
Cash and cash equivalents	$59
Other current assets	206
Proved natural gas and oil properties	2,181
Unproved properties	1,099
Other property and equipment	1
Other long-term assets	32
Amounts attributable to assets acquired	$3,578

Total identifiable net assets	$1,490
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

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Vine Revenues and Expenses Subsequent to Acquisition
We included in our condensed consolidated statements of operations natural gas, oil and NGL revenues of $1,480 million, net losses on natural gas and oil derivatives of $846 million, direct operating expenses of $680 million, including depreciation, depletion and amortization, and other expense of $30 million, related to the Vine business for the nine months ended September 30, 2022.
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

Successor
Nine Months Ended September 30, 2022
Revenues	$7,617
Net income available to common stockholders	$1,252
Earnings per common share:
Basic	$10.00
Diluted	$8.50

	Successor
	Three Months Ended September 30, 2021	Period from February 10, 2021 through September 30, 2021
Revenues	$510	$2,254
Net loss available to common stockholders	$(1,159)	$(1,732)
Loss per common share:
Basic	$(9.15)	$(13.70)
Diluted	$(9.15)	$(13.70)
Powder River Divestiture
On January 24, 2022, Chesapeake signed an agreement to sell its Powder River Basin assets in Wyoming to Continental Resources, Inc. (NYSE: CLR) for approximately $450 million, subject to customary closing adjustments. The divestiture, which closed on March 25, 2022, resulted in the recognition of a gain of approximately $298 million, which included $18 million of post-close adjustments, based on the difference between the carrying value of the assets and the cash received.

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
The reconciliations between basic and diluted earnings (loss) per share are as follows:

	Successor				Predecessor
	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Period from February 10, 2021 through September 30, 2021	Period from January 1, 2021 through February 9, 2021
Numerator
Net income (loss), basic and diluted	$883	$(345)	$1,356	$(489)	$5,383

Denominator (in thousands)
Weighted average common shares outstanding, basic	121,150	98,221	122,924	98,040	9,781
Effect of potentially dilutive securities
Preferred stock	—	—	—	—	290
Warrants	22,794	—	21,692	—	—
Restricted stock units	396	—	368	—	—
Performance share units	50	—	47	—	—
Weighted average common shares outstanding, diluted	144,390	98,221	145,031	98,040	10,071

Earnings (loss) per common share:
Basic	$7.29	$(3.51)	$11.03	$(4.99)	$550.35
Diluted	$6.12	$(3.51)	$9.35	$(4.99)	$534.51

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
During the 2021 Successor Quarter and the 2021 Successor Period, the diluted loss per share calculation excludes the effect of 1,767,203 reserved shares of common stock and 3,334,277 reserved Class C warrants related to the settlement of General Unsecured Claims associated with the Chapter 11 Cases, as all necessary conditions had not been met to be considered dilutive shares during the 2021 Successor Quarter and the 2021 Successor Period. Additionally, as both the 2021 Successor Quarter and the 2021 Successor Period had a net loss, the diluted loss per share calculation excludes the antidilutive effect, calculated using the treasury stock method, of

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
14,774,330 and 12,851,577 issuable shares related to warrants, 247,220 and 135,350 shares of restricted stock and 5,479 and 3,508 shares related to performance share units, respectively.
Predecessor
We had the option to settle conversions of the 5.50% convertible senior notes due 2026 with cash, shares or common stock or any combination thereof. As the price of our common stock was below the conversion threshold level for any time during the conversion period, there was no impact to diluted earnings per share.

6.	Debt
Our long-term debt consisted of the following as of September 30, 2022 and December 31, 2021:

	Successor
	September 30, 2022		December 31, 2021
	Carrying Amount	Fair Value(a)	Carrying Amount	Fair Value(a)
Exit Credit Facility - Tranche A Loans	$450	$450	$—	$—
Exit Credit Facility - Tranche B Loans	221	221	221	221
5.50% senior notes due 2026	500	479	500	526
5.875% senior notes due 2029	500	462	500	535
6.75% senior notes due 2029	950	906	950	1,031
Premiums on senior notes	104	—	116	—
Debt issuance costs	(8)	—	(9)	—
Total long-term debt, net	$2,717	$2,518	$2,278	$2,313
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
The Exit Credit Facility provides for a $200 million sublimit of the aggregate commitments that are available for the issuance of letters of credit. The Exit Credit Facility bears interest at the ABR (alternate base rate) or LIBOR, at our election, plus an applicable margin (ranging from 2.25–3.25% per annum for ABR loans and 3.25–4.25% per annum for LIBOR loans, subject to a 1.00% LIBOR floor), depending on the percentage of the borrowing base then being utilized. The Tranche A Loans mature three years after the Effective Date and the Tranche B Loans mature four years after the Effective Date. The Tranche B Loans can be repaid if no Tranche A Loans are outstanding. Our borrowings under the Exit Credit Facility bore interest at an average interest rate of 6.0% during the 2022 Successor Period.
The Credit Agreement contains financial covenants that require the Company and the guarantors party thereto, on a consolidated basis, to maintain (i) a first lien leverage ratio of not more than 2.75 to 1:00, (ii) a total leverage ratio of not more than 3.50 to 1:00, (iii) a current ratio of not less than 1.00 to 1:00 and (iv) at any time additional secured debt is outstanding, an asset coverage ratio of not less than 1.50 to 1:00, defined as PV-10 of proved

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
developed producing reserves to total secured debt. The Company has no additional secured debt outstanding as of September 30, 2022.
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
The Notes and the Vine Notes are the Company’s senior unsecured obligations. Accordingly, they rank (i) equal in right of payment to all existing and future senior unsecured indebtedness, (ii) effectively subordinate in right of payment to all existing and future secured indebtedness, including indebtedness under the Exit Credit Facility, to the extent of the value of the collateral securing such indebtedness, (iii) structurally subordinate in right of payment to all existing and future indebtedness and other liabilities of any future subsidiaries that do not guarantee the Notes and any entity that is not a subsidiary that does not guarantee the Notes and (iv) senior in right of payment to all future subordinated indebtedness. Each guarantee of the Notes by a guarantor is a general, unsecured, senior obligation of such guarantor. Accordingly, the guarantees (i) rank equally in right of payment with all existing and future senior indebtedness of such guarantor (including such guarantor’s guarantee of indebtedness under the Exit Credit Facility), (ii) are subordinated to all existing and future secured indebtedness of such guarantor, including such guarantor’s guarantee of indebtedness under our Exit Credit Facility, to the extent of the value of the collateral of such guarantor securing such secured indebtedness, (iii) are structurally subordinated to all indebtedness and other liabilities of any future subsidiaries of such guarantor that do not guarantee the notes and (iv) rank senior in right of payment to all future subordinated indebtedness of such guarantor.
Phase-Out of LIBOR
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848). The purpose of ASU 2020-04 is to provide optional guidance to ease the potential effects on financial reporting of the market-wide

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
migration away from Interbank Offered Rates such as LIBOR, which is expected to be phased out for most U.S. dollar settings on June 30, 2023, to alternative reference rates. ASU 2020-04 applies only to contracts, hedging relationships, debt arrangements and other transactions that reference a benchmark reference rate expected to be discontinued because of reference rate reform. The amendments in ASU 2020-04 are effective for all entities as of March 12, 2020 and can be applied prospectively to contract modifications through December 31, 2022. The adoption of this guidance will not have a material impact on our condensed consolidated financial statements and related disclosures.

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
The aggregate undiscounted commitments under our gathering, processing and transportation agreements, excluding any reimbursement from working interest and royalty interest owners, credits for third-party volumes or future costs under cost-of-service agreements, are presented below:

Successor
September 30, 2022
Remainder of 2022	$151
2023	546
2024	514
2025	444
2026	403
2027-2036	2,094
Total	$4,152
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

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

8.	Other Current Liabilities
Other current liabilities as of September 30, 2022 and December 31, 2021 are detailed below:

	Successor
	September 30, 2022	December 31, 2021
Revenues and royalties due others	$938	$617
Accrued drilling and production costs	324	142
Accrued hedging costs	114	113
Accrued compensation and benefits	74	91
Other accrued taxes	156	86
Operating leases	36	29
Joint interest prepayments received	23	14
Other	119	110
Total other current liabilities	$1,784	$1,202

9.	Revenue
The following table shows revenue disaggregated by operating area and product type:

	Successor
	Three Months Ended September 30, 2022
	Natural Gas	Oil	NGL	Total
Marcellus	$1,324	$—	$—	$1,324
Haynesville	1,093	—	—	1,093
Eagle Ford	79	437	54	570
Natural gas, oil and NGL revenue	$2,496	$437	$54	$2,987

Marketing revenue	$827	$328	$51	$1,206

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Successor
	Three Months Ended September 30, 2021
	Natural Gas	Oil	NGL	Total
Marcellus	$383	$—	$—	$383
Haynesville	207	—	—	207
Eagle Ford	53	379	55	487
Powder River Basin	21	58	14	93
Natural gas, oil and NGL revenue	$664	$437	$69	$1,170

Marketing revenue	$240	$326	$61	$627

	Successor
	Nine Months Ended September 30, 2022
	Natural Gas	Oil	NGL	Total
Marcellus	$3,085	$—	$—	$3,085
Haynesville	2,733	—	—	2,733
Eagle Ford	211	1,390	173	1,774
Powder River Basin	20	66	13	99
Natural gas, oil and NGL revenue	$6,049	$1,456	$186	$7,691

Marketing revenue	$1,872	$1,231	$193	$3,296

	Successor
	Period from February 10, 2021 through September 30, 2021
	Natural Gas	Oil	NGL	Total
Marcellus	$772	$—	$—	$772
Haynesville	401	—	—	401
Eagle Ford	127	971	119	1,217
Powder River Basin	51	144	30	225
Natural gas, oil and NGL revenue	$1,351	$1,115	$149	$2,615

Marketing revenue	$483	$828	$132	$1,443

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
Accounts receivable as of September 30, 2022 and December 31, 2021 are detailed below:

	Successor
	September 30, 2022	December 31, 2021
Natural gas, oil and NGL sales	$1,477	$922
Joint interest	268	158
Other	14	38
Allowance for doubtful accounts	(2)	(3)
Total accounts receivable, net	$1,757	$1,115

10.	Income Taxes
We estimate our annual effective tax rate (“AETR”) for continuing operations in recording our interim quarterly income tax provision for the various jurisdictions in which we operate. The tax effects of statutory rate changes, significant unusual or infrequently occurring items, and certain changes in the assessment of the realizability of deferred tax assets are excluded from the determination of our estimated AETR as such items are recognized as discrete items in the quarter in which they occur. Our estimated AETR for the 2022 Successor Period is 5.9% as a result of projecting current federal and state income taxes and a full valuation allowance against our anticipated net deferred asset position at December 31, 2022.
Our estimated AETR for the 2021 Successor Period was 2.0% as a result of maintaining a full valuation allowance against our net deferred asset position. The income tax provision for the 2021 Predecessor Period was determined based on actual results for the period ended February 9, 2021, including those resulting from fresh start accounting. The effective tax rate for the 2021 Predecessor Period was (1.1%) which resulted from the elimination of the income tax effects associated with hedging settlements from accumulated other comprehensive income as part of fresh start accounting. We recorded an income tax benefit of $57 million in the 2021 Predecessor Period for the elimination of such income tax effects. Any changes to our deferred tax assets and liabilities for the 2021 Predecessor Period (whether resulting from Reorganization Adjustments, Fresh Start Adjustments or otherwise) were completely offset with a corresponding adjustment to our valuation allowance which resulted in the low

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
effective tax rate. Accordingly, there are no balances shown for deferred tax assets or liabilities in the condensed consolidated balance sheet table shown in Note 3.
As of December 31, 2021, we were in a net deferred tax asset position and anticipate being in a net deferred tax asset position as of December 31, 2022. Based on all available positive and negative evidence, including projections of future taxable income, we believe it is more likely than not that our deferred tax assets will not be realized. As such, a full valuation allowance was recorded against our net deferred tax asset position for federal and state purposes as of September 30, 2022 and December 31, 2021. A significant piece of objectively verifiable negative evidence evaluated is the cumulative loss incurred throughout the last several quarters. Should future results of operations demonstrate a trend of profitability, additional weight may be placed upon other evidence, such as forecasts of future taxable income. Additionally, future events and new evidence, such as the integration and realization of profit from recently acquired assets, could lead to increased weight being placed upon future forecasts and the conclusion that some or all of the deferred tax assets are more likely than not to be realizable. Therefore, we believe that there is a possibility that some or all of the valuation allowance could be released in the foreseeable future.

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
In Chapter 11 bankruptcy cases, the cancellation of debt income (“CODI”) realized upon emergence from bankruptcy is excludible from taxable income but results in a reduction of tax attributes in accordance with the attribute reduction and ordering rules of Section 108 of the Code. The amount of our CODI was $5 billion, all of which reduced our NOL carryforwards. As a result of the Section 382 limitation, $593 million of federal NOLs remaining after the CODI reduction were estimated to expire before they would become utilizable and, as such, were removed from our deferred tax assets. The states we operate in generally have similar rules for attribute reduction and Section 382 limitation which resulted in the reduction of certain of our state NOL carryforwards.
On November 1, 2021, we completed the acquisition of Vine. For federal income tax purposes, the transaction qualified as a tax-free merger under Section 368 of the Code and, as a result, we acquired carryover tax basis in Vine’s assets and liabilities. In the 2021 Successor Period, we recorded a $49 million net deferred tax liability determined through business combination accounting. Upon the completion of Vine’s tax returns in the 2022 Successor Period, the net deferred tax liability was adjusted to $30 million. As a result of this adjustment to the deferred tax liability, we increased our valuation allowance and recorded $19 million of income tax expense in the 2022 Successor Period.
On August 16, 2022, the President of the United States signed into law the Inflation Reduction Act of 2022 (“IRA”), which includes provisions for a 15% corporate alternative minimum tax on book income for companies whose average book income exceeds $1 billion for any three consecutive years preceding the tax year and a 1% excise tax on stock buybacks. These changes are generally in effect for tax years beginning after December 31, 2022. We are in the process of evaluating the potential impact of the IRA.

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

Payment Date	Stockholders of Record Date	Dividend Payment	Rate Per Share
March 22, 2022	March 7, 2022	$210	$1.7675
June 2, 2022	May 19, 2022	$298	$2.34
September 1, 2022	August 17, 2022	$280	$2.32
On November 1, 2022, we declared a quarterly dividend payable of $3.16 per share, which will be paid on December 1, 2022 to stockholders of record at the close of business on November 15, 2022. The dividend consists of a base quarterly dividend in the amount of $0.55 per share and a variable quarterly dividend in the amount of $2.61 per share.
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
In March 2022, we commenced our share repurchase program and repurchased 1 million shares of common stock for an aggregate price of $83 million. In June 2022, we repurchased 5.8 million shares of common stock for an aggregate price of $515 million, inclusive of shares for which cash settlement occurred in early July. During the 2022 Successor Quarter, we repurchased 0.75 million shares of common stock for an aggregate price of $69 million. The shares of common stock that were repurchased during the 2022 Successor Period were retired and recorded as a reduction to common stock and retained earnings.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Warrants

	Class A Warrants	Class B Warrants	Class C Warrants(a)
Outstanding as of December 31, 2021	10,856,852	12,313,273	11,388,371
Converted into New Common Stock(b)	(1,036,606)	(22,392)	(13,845)
Outstanding as of March 31, 2022	9,820,246	12,290,881	11,374,526
Converted into New Common Stock(b)	(68,300)	(111)	(161,849)
Issued for General Unsecured Claims	—	—	69,720
Outstanding as of June 30, 2022	9,751,946	12,290,770	11,282,397
Converted into New Common Stock(b)	(500,450)	(31)	(97,403)
Outstanding as of September 30, 2022	9,251,496	12,290,739	11,184,994
_________________________________________
(a)As of September 30, 2022, we had 2,248,726 of reserved Class C Warrants.
(b)During the 2022 Successor Period, we issued 1,329,292 shares of New Common Stock as a result of Warrant exercises.
As discussed in Note 2, on the Effective Date, we issued 11,111,111 Class A Warrants, 12,345,679 Class B Warrants and 9,768,527 Class C Warrants that are initially exercisable for one share of New Common Stock per Warrant at initial exercise prices of $27.63, $32.13 and $36.18 per share, respectively, subject to adjustments pursuant to the terms of the Warrants. The Warrants are exercisable from the Effective Date until February 9, 2026. The Warrants contain customary anti-dilution adjustments in the event of any stock split, reverse stock split, reclassification, stock dividend or other distributions. The exercise prices of the Warrants were adjusted to prevent the dilution of rights for the effects of the quarterly dividend distribution on September 1, 2022, and the adjusted exercise prices are $25.10, $29.18, and $32.86 per share for the Class A, Class B and Class C Warrants, respectively. Additionally, we have recalculated the number of shares of New Common Stock issuable upon the exercise of each of the Class A, Class B and Class C Warrants, respectively, and as a result, 1.12 shares are issuable upon the exercise of a Class A, Class B or Class C Warrant.
On August 18, 2022, we announced exchange offers relating to our outstanding Class A Warrants, Class B Warrants and Class C Warrants. The exchange offers expired on October 7, 2022 and resulted in the issuance of 16,305,984 shares of our New Common Stock in exchange for the cancellation of (i) 4,752,207 Class A Warrants, (ii) 7,879,030 Class B Warrants and (iii) 7,252,004 Class C Warrants. Under the exchange offers, the Warrants were exchanged in a cashless transaction and were converted to shares of our New Common Stock at a ratio of 0.8636 for Class A Warrants, 0.8224 for Class B Warrants and 0.7890 for Class C Warrants, respectively.
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
Successor Share-Based Compensation
As of the Effective Date, the Board of Directors adopted the 2021 Long-Term Incentive Plan (the “LTIP”) with a share reserve equal to 6,800,000 shares of New Common Stock. The LTIP provides for the grant of RSUs, restricted stock awards, stock options, stock appreciation rights, performance awards and other stock awards to the Company’s employees and non-employee directors.

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

	Unvested Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
	(in thousands)
Unvested as of December 31, 2021	775	$46.77
Granted	520	$76.38
Vested	(293)	$47.78
Forfeited	(103)	$53.63
Unvested as of September 30, 2022	899	$62.78
The aggregate intrinsic value of RSUs that vested during the 2022 Successor Period was approximately $26 million based on the stock price at the time of vesting.
As of September 30, 2022, there was approximately $45 million of total unrecognized compensation expense related to unvested RSUs. The expense is expected to be recognized over a weighted average period of approximately 2.22 years.
Performance Share Units. In the 2021 and 2022 Successor Periods, we granted PSUs to senior management under the LTIP, which will generally vest over a three-year period and will be settled in shares. The performance criteria include total shareholder return (“TSR”) and relative TSR (“rTSR”), and could result in a total payout between 0% - 200% of the target units. For the PSUs granted in 2021, the performance criteria also include share price hurdles which could result in a total payout between 0% - 100% of the target units. The fair value of the PSUs was measured on the grant date using a Monte Carlo simulation, and compensation expense is recognized ratably over the requisite service period because these awards depend on a combination of service and market criteria.

The following table presents the assumptions used in the valuation of the PSUs granted in 2022.

Assumption	TSR, rTSR
Risk-free interest rate	2.00%
Volatility	70.2%
A summary of the changes in unvested PSUs is presented below:

	Unvested Performance Share Units	Weighted Average Grant Date Fair Value Per Share
	(in thousands)
Unvested as of December 31, 2021	183	$66.12
Granted	133	$109.65
Vested	—	$—
Forfeited	(35)	$59.09
Unvested as of September 30, 2022	281	$87.56
As of September 30, 2022, there was approximately $18 million of total unrecognized compensation expense related to unvested PSUs. The expense is expected to be recognized over a weighted average period of approximately 2.23 years.

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

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Restricted Stock Units, Stock Option, and PSU Compensation.
We recognized the following compensation costs, net of actual forfeitures, related to RSUs, stock options, and PSUs for the periods presented:

	Successor				Predecessor
	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Period from February 10, 2021 through September 30, 2021	Period from January 1, 2021 through February 9, 2021
General and administrative expenses	$5	$2	$14	$4	$3
Natural gas and oil properties	1	1	3	2	—
Production expense	1	1	2	1	—
Total RSU, stock option and PSU compensation	$7	$4	$19	$7	$3

13.	Derivative and Hedging Activities
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

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The estimated fair values of our natural gas and oil derivative instrument assets (liabilities) as of September 30, 2022 and December 31, 2021 are provided below:

	Successor
	September 30, 2022		December 31, 2021
	Notional Volume	Fair Value	Notional Volume	Fair Value
Natural gas (Bcf):
Fixed-price swaps	449	$(1,413)	637	$(675)
Collars	547	(664)	205	(82)
Three-way collars	10	(29)	—	—
Call options	18	(63)	18	(17)
Swaptions	7	(19)	—	—
Basis protection swaps	398	16	252	(11)
Total natural gas	1,429	(2,172)	1,112	(785)
Oil (MMBbls):
Fixed-price swaps	4	(136)	13	(356)
Collars	6	23	—	—
Basis protection swaps	10	(5)	9	(2)
Total oil	20	(118)	22	(358)
Total estimated fair value		$(2,290)		$(1,143)
Effect of Derivative Instruments – Condensed Consolidated Balance Sheets
The following table presents the fair value and location of each classification of derivative instrument included in the condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021 on a gross basis and after same-counterparty netting:

	Gross Fair Value(a)	Amounts Netted in the Consolidated Balance Sheets	Net Fair Value Presented in the Consolidated Balance Sheets
Successor
As of September 30, 2022
Commodity Contracts:
Short-term derivative asset	$118	$(114)	$4
Long-term derivative asset	28	(28)	—
Short-term derivative liability	(1,989)	114	(1,875)
Long-term derivative liability	(447)	28	(419)
Total derivatives	$(2,290)	$—	$(2,290)

As of December 31, 2021
Commodity Contracts:
Short-term derivative asset	$56	$(51)	$5
Short-term derivative liability	(950)	51	(899)
Long-term derivative liability	(249)	—	(249)
Total derivatives	$(1,143)	$—	$(1,143)
___________________________________________
(a)These financial assets (liabilities) are measured at fair value on a recurring basis utilizing significant other observable inputs; see further discussion on fair value measurements below.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Fair Value
The fair value of our derivatives is based on third-party pricing models, which utilize inputs that are either readily available in the public market, such as natural gas, oil and NGL forward curves and discount rates, or can be corroborated from active markets or broker quotes, and, as such, are classified as Level 2. These values are compared to the values given by our counterparties for reasonableness. Derivatives are also subject to the risk that either party to a contract will be unable to meet its obligations. We factor non-performance risk into the valuation of our derivatives using current published credit default swap rates. To date, this has not had a material impact on the values of our derivatives.
Credit Risk Considerations
Our derivative instruments expose us to our counterparties’ credit risk. To mitigate this risk, we enter into derivative contracts only with counterparties that are highly rated or deemed by us to have acceptable credit strength and deemed by management to be competent and competitive market-makers, and we attempt to limit our exposure to non-performance by any single counterparty. As of September 30, 2022, our natural gas and oil derivative instruments were spread among 13 counterparties.
Hedging Arrangements
Certain of our hedging arrangements are with counterparties that are also lenders (or affiliates of lenders) under our Exit Credit Facility. The contracts entered into with these counterparties are secured by the same collateral that secures the Exit Credit Facility. The counterparties’ obligations must be secured by cash or letters of credit to the extent that any mark-to-market amounts owed to us exceed defined thresholds. As of September 30, 2022, we did not have any cash or letters of credit posted as collateral for our commodity derivatives.
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
During the 2022 Successor Period, we recognized approximately $40 million of costs related to our Marcellus Acquisition, which included integration costs, consulting fees, financial advisory fees, legal fees and change in control expense in accordance with Chief’s existing employment agreements.

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
We are an independent exploration and production company engaged in the acquisition, exploration and development of properties to produce natural gas, oil and NGL from underground reservoirs. We own a large and geographically diverse portfolio of onshore U.S. unconventional natural gas and liquids assets, including interests in approximately 8,300 gross natural gas and oil wells as of September 30, 2022. Our natural gas resource plays are the Marcellus Shale in the northern Appalachian Basin in Pennsylvania (“Marcellus”) and the Haynesville/Bossier Shales in northwestern Louisiana (“Haynesville”). Our liquids-rich resource play is the Eagle Ford Shale in South Texas (“Eagle Ford”), and in August 2022, we announced that we view the assets within the Eagle Ford as non-core to our future capital allocation strategy and will be reducing our activity in the Eagle Ford going forward, while considering potential transactions to divest our Eagle Ford assets.
Our strategy is to create stockholder value by generating sustainable Free Cash Flow from our natural gas and oil development and production activities, enhancing our scale, and returning significant cash to our stockholders. We continue to focus on improving margins through operating efficiencies and financial discipline and improving our Environmental, Social, and Governance (“ESG”) performance. To accomplish these goals, we intend to allocate our human resources and capital expenditures to projects we believe offer the highest cash return on capital invested, to deploy leading drilling and completion technology throughout our portfolio, and to take advantage of acquisition and divestiture opportunities to strengthen our portfolio. We also intend to continue to dedicate capital to projects that reduce the environmental impact of our natural gas and oil producing activities. We continue to seek opportunities to reduce cash costs (production, gathering, processing and transportation and general and administrative) per one thousand cubic feet of natural gas equivalent production, through operational efficiencies by, among other things, improving our production volumes from existing wells.
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
Our results of operations as reported in our condensed consolidated financial statements for the 2022 Successor Quarter, 2022 Successor Period, 2021 Successor Quarter, 2021 Successor Period and 2021 Predecessor Period are in accordance with GAAP. Although GAAP requires that we report on our results for the periods January 1, 2021 through February 9, 2021 (the 2021 Predecessor Period) and February 10, 2021 through September 30, 2021 (the 2021 Successor Period) separately, management views our operating results for the nine months ended September 30, 2021 by combining the results of the 2021 Predecessor Period and the 2021

Successor Period because management believes such presentation provides the most meaningful comparison of our results to prior periods. We are not able to compare the 40 days from January 1, 2021 through February 9, 2021 operating results to any of the previous periods reported in the condensed consolidated financial statements and do not believe reviewing this period in isolation would be useful in identifying any trends in, or reaching any conclusions regarding, our overall operating performance. We believe the key performance indicators, such as operating revenues and expenses for the 2021 Successor Period combined with the 2021 Predecessor Period, provide more meaningful comparisons to other periods and are useful in understanding operational trends. Additionally, there were no changes in policies between the periods, and any material impacts as a result of fresh start accounting were included within the discussion of these changes. These combined results do not comply with GAAP and have not been prepared as pro forma results under applicable regulations, but are presented because we believe they provide the most meaningful comparison of our results to prior periods. As the majority of our production profile consists of natural gas, we have converted the following results of operations, including prior periods, from a per barrel of oil equivalent, to a per one thousand cubic feet of natural gas equivalent, referred to, on such a converted basis, as Mcfe.

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
Divestiture
On March 25, 2022, we completed the sale of our Powder River Basin assets in Wyoming to Continental Resources, Inc. for $450 million in cash, subject to post-closing adjustments, which resulted in the recognition of a gain of approximately $298 million.
Repurchases of Equity Securities and Dividends
In June 2022, our Board of Directors authorized an increase in the size of our share repurchase program from $1.0 billion to up to $2.0 billion in aggregate value of our common stock and/or warrants. As of September 30, 2022, we had repurchased approximately 7.6 million shares of our common stock pursuant to the share repurchase program and had $1,333 million available under the share repurchase program. In addition, we have paid dividends of approximately $788 million, in aggregate, on our common stock in the 2022 Successor Period. In August 2022, we increased our quarterly base dividend by 10% to $0.55 per share beginning with the dividend that was paid on September 1, 2022. During October 2022, we repurchased 4.0 million shares of our common stock for an aggregate price of approximately $400 million. As of October 28, 2022, we had approximately $0.9 billion remaining under our share repurchase program.
Warrant Exchange Offer
In August 2022, we also announced exchange offers relating to our outstanding Class A Warrants, Class B Warrants, and Class C Warrants. The exchange offers expired in October 2022 and resulted in the issuance of 16,305,984 shares of our common stock in exchange for the cancellation of (i) 4,752,207 Class A Warrants, or approximately 51.4% of the outstanding Class A Warrants, (ii) 7,879,030 Class B Warrants, or approximately 64.1% of the outstanding Class B Warrants, and (iii) 7,252,004 Class C Warrants, or approximately 64.8% of the outstanding Class C Warrants. As of October 28, 2022, 4,498,767 Class A Warrants, 4,408,490 Class B Warrants and 4,604,457 Class C Warrants remain outstanding.
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

Liquidity and Capital Resources
Liquidity Overview
For the 2022 Successor Period, our primary sources of capital resources and liquidity have consisted of internally generated cash flows from operations and borrowings under our Exit Credit Facility, and our primary uses of cash have been for the development of our natural gas and oil properties, acquisitions of additional natural gas and oil properties and return of value to stockholders through dividends and equity repurchases. Historically, our primary sources of capital resources and liquidity have consisted of internally generated cash flows from operations, borrowings under certain credit agreements and dispositions of non-core assets. Our ability to issue additional indebtedness, dispose of assets or access the capital markets was substantially limited during the Chapter 11 Cases and required court approval in most instances. Accordingly, our liquidity in the 2021 Predecessor Period depended mainly on cash generated from operations and available funds under certain credit agreements.
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
We believe our cash flow from operations, cash on hand and borrowing capacity under the Exit Credit Facility, as discussed below, will provide sufficient liquidity during the next 12 months and the foreseeable future. As of September 30, 2022, we had $1,340 million of liquidity available, including $74 million of cash on hand and $1,266 million of aggregate unused borrowing capacity available under the Exit Credit Facility. As of September 30, 2022, we had $450 million of outstanding borrowings under our Exit Credit Facility – Tranche A Loans and $221 million in borrowings under our Exit Credit Facility – Tranche B Loans. See Note 6 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion of our debt obligations, including carrying and fair value of our senior notes.
Dividend
With our strong liquidity position, we initiated a new dividend strategy in the 2021 Successor Period. We paid dividends of $788 million on our common stock in the 2022 Successor Period. See Note 11 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion.
On November 1, 2022, we declared a quarterly dividend payable of $3.16 per share, which will be paid on December 1, 2022 to stockholders of record at the close of business on November 15, 2022. The dividend consists of a base quarterly dividend in the amount of $0.55 per share and a variable quarterly dividend in the amount of $2.61 per share.
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

Contractual Obligations and Off-Balance Sheet Arrangements
As of September 30, 2022, our material contractual obligations included repayment of senior notes, outstanding borrowings and interest payment obligations under the Exit Credit Facility, derivative obligations, asset retirement obligations, lease obligations, undrawn letters of credit and various other commitments we enter into in the ordinary course of business that could result in future cash obligations. In addition, we have contractual commitments with midstream companies and pipeline carriers for future gathering, processing and transportation of natural gas, oil and NGL to move certain of our production to market. Estimated gross undiscounted future commitments under these agreements were approximately $4.2 billion as of September 30, 2022. As discussed above, we estimate the sources of our capital will continue to be adequate to fund our near and long-term contractual obligations. See Notes 6, 7 and 13 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion.
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
The Exit Credit Facility provides for a $200 million sublimit of the aggregate commitments that are available for the issuance of letters of credit. The Exit Credit Facility bears interest at the ABR (alternate base rate) or LIBOR, at our election, plus an applicable margin (ranging from 2.25–3.25% per annum for ABR loans and 3.25–4.25% per annum for LIBOR loans, subject to a 1.00% LIBOR floor), depending on the percentage of the borrowing base then being utilized. The Tranche A Loans mature 3 years after the Effective Date and the Tranche B Loans mature 4 years after the Effective Date. The Tranche B Loans can be repaid if no Tranche A Loans are outstanding. Our borrowings under the Exit Credit Facility bore interest at an average interest rate of 6.0% during the 2022 Successor Period.
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

Sources of Funds
The following table presents the sources of our cash and cash equivalents for the periods presented.

	Successor		Predecessor
	Nine Months Ended September 30, 2022	Period from February 10, 2021 through September 30, 2021	Period from January 1, 2021 through February 9, 2021
Cash provided by (used in) operating activities	$3,075	$1,246	$(21)
Proceeds from Exit Credit Facility - Tranche A Loans, net	450	—	—
Proceeds from issuance of senior notes	—	—	1,000
Proceeds from issuance of common stock	—	—	600
Proceeds from warrant exercise	3	2	—
Proceeds from divestitures of property and equipment	409	9	—
Total sources of cash and cash equivalents	$3,937	$1,257	$1,579
Cash Flows from Operating Activities
Cash provided by operating activities was $3,075 million in the 2022 Successor Period, cash provided by operating activities was $1,246 million in the 2021 Successor Period and cash used in operating activities was $21 million in the 2021 Predecessor Period. The increase in the 2022 Successor Period is primarily due to higher prices for the natural gas, oil and NGL we sold and increased volumes sold due to the Vine and Marcellus Acquisitions. The cash used in the 2021 Predecessor Period was primarily due to the payment of professional fees related to the Chapter 11 Cases. Cash flows from operations are largely affected by the same factors that affect our net income, excluding various non-cash items, such as depreciation, depletion and amortization, certain impairments, gains or losses on sales of assets, deferred income taxes and mark-to-market changes in our open derivative instruments. See further discussion below under Results of Operations.
Proceeds from Exit Credit Facility - Tranche A Loans, net
In the 2022 Successor Period, we borrowed a net $450 million on the Exit Credit Facility - Tranche A Loans. We funded a portion of the Marcellus Acquisition with borrowings under the Company’s Exit Credit Facility. A portion of the borrowings were repaid with internally generated cash from operating activities.
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

Uses of Funds
The following table presents the uses of our cash and cash equivalents for the Successor and Predecessor periods:

	Successor		Predecessor
	Nine Months Ended September 30, 2022	Period from February 10, 2021 through September 30, 2021	Period from January 1, 2021 through February 9, 2021
Natural Gas and Oil Expenditures:
Capital expenditures	$1,299	$404	$66
Other Uses of Cash and Cash Equivalents:
Business combination, net	1,967	—	—
Payments on Exit Credit Facility - Tranche A Loans, net	—	50	479
Payments on DIP Facility borrowings	—	—	1,179
Debt issuance and other financing costs	—	3	8
Cash paid to repurchase and retire common stock	667	—	—
Cash paid for common stock dividends	788	67	—
Other	—	1	—
Total other uses of cash and cash equivalents	3,422	121	1,666
Total uses of cash and cash equivalents	$4,721	$525	$1,732
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
Cash Paid to Repurchase and Retire Common Stock
In March 2022, we commenced our share repurchase program and repurchased 1 million shares of our common stock for an aggregate price of $83 million. In June 2022, we repurchased 5.8 million shares of our common stock for an aggregate price of $515 million, which is inclusive of shares for which cash settlement occurred in early July. During the 2022 Successor Quarter, we repurchased 0.75 million shares of our common stock, for an aggregate price of $69 million. The shares of common stock that were repurchased during the 2022 Successor Period were retired and recorded as a reduction to common stock and retained earnings.
Cash Paid for Common Stock Dividends
As part of our dividend program, we paid common stock base dividends of $182 million and common stock variable dividends of $606 million in the 2022 Successor Period. See Note 11 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion.

Results of Operations
Natural Gas, Oil and NGL Production and Average Sales Prices

	Successor
	Three Months Ended September 30, 2022
	Natural Gas		Oil		NGL		Total
	MMcf per day	$/Mcf	MBbl per day	$/Bbl	MBbl per day	$/Bbl	MMcfe per day	$/Mcfe
Marcellus	1,987	7.25	—	—	—	—	1,987	7.25
Haynesville	1,605	7.40	—	—	—	—	1,605	7.40
Eagle Ford	121	7.04	50	94.62	16	37.53	516	11.99
Total	3,713	7.31	50	94.62	16	37.53	4,108	7.90

	Successor
	Three Months Ended September 30, 2021
	Natural Gas		Oil		NGL		Total
	MMcf per day	$/Mcf	MBbl per day	$/Bbl	MBbl per day	$/Bbl	MMcfe per day	$/Mcfe
Marcellus	1,302	3.20	—	—	—	—	1,302	3.20
Haynesville	589	3.81	—	—	—	—	589	3.81
Eagle Ford	140	4.07	59	70.36	18	33.32	599	8.83
Powder River Basin	53	4.33	9	69.31	3	44.53	128	7.91
Total	2,084	3.46	68	70.22	21	35.14	2,618	4.86

	Successor
	Nine Months Ended September 30, 2022
	Natural Gas		Oil		NGL		Total
	MMcf per day	$/Mcf	MBbl per day	$/Bbl	MBbl per day	$/Bbl	MMcfe per day	$/Mcfe
Marcellus	1,801	6.27	—	—	—	—	1,801	6.27
Haynesville	1,624	6.16	—	—	—	—	1,624	6.16
Eagle Ford	127	6.10	51	100.11	16	40.40	526	12.35
Powder River Basin	13	5.45	2	95.18	1	53.96	34	10.66
Total	3,565	6.21	53	99.87	17	41.14	3,985	7.07

	Successor
	Period from February 10, 2021 through September 30, 2021
	Natural Gas		Oil		NGL		Total
	MMcf per day	$/Mcf	MBbl per day	$/Bbl	MBbl per day	$/Bbl	MMcfe per day	$/Mcfe
Marcellus	1,289	2.57	—	—	—	—	1,289	2.57
Haynesville	552	3.11	—	—	—	—	552	3.11
Eagle Ford	142	3.83	63	66.41	19	27.36	630	8.28
Powder River Basin	55	3.94	10	65.02	3	36.91	133	7.25
Total	2,038	2.84	73	66.23	22	28.85	2,604	4.31

	Predecessor
	Period from January 1, 2021 through February 9, 2021
	Natural Gas		Oil		NGL		Total
	MMcf per day	$/Mcf	MBbl per day	$/Bbl	MBbl per day	$/Bbl	MMcfe per day	$/Mcfe
Marcellus	1,233	2.42	—	—	—	—	1,233	2.42
Haynesville	543	2.44	—	—	—	—	543	2.44
Eagle Ford	165	2.57	74	53.37	18	23.94	721	6.71
Powder River Basin	61	2.92	10	51.96	4	34.31	144	5.71
Total	2,002	2.45	84	53.21	22	25.92	2,641	3.77
Natural Gas, Oil and NGL Sales

	Successor
	Three Months Ended September 30, 2022
	Natural Gas	Oil	NGL	Total
Marcellus	$1,324	$—	$—	$1,324
Haynesville	1,093	—	—	1,093
Eagle Ford	79	437	54	570
Total natural gas, oil and NGL sales	$2,496	$437	$54	$2,987

	Successor
	Three Months Ended September 30, 2021
	Natural Gas	Oil	NGL	Total
Marcellus	$383	$—	$—	$383
Haynesville	207	—	—	207
Eagle Ford	53	379	55	487
Powder River Basin	21	58	14	93
Total natural gas, oil and NGL sales	$664	$437	$69	$1,170

	Successor
	Nine Months Ended September 30, 2022
	Natural Gas	Oil	NGL	Total
Marcellus	$3,085	$—	$—	$3,085
Haynesville	2,733	—	—	2,733
Eagle Ford	211	1,390	173	1,774
Powder River Basin	20	66	13	99
Total natural gas, oil and NGL sales	$6,049	$1,456	$186	$7,691

	Successor
	Period from February 10, 2021 through September 30, 2021
	Natural Gas	Oil	NGL	Total
Marcellus	$772	$—	$—	$772
Haynesville	401	—	—	401
Eagle Ford	127	971	119	1,217
Powder River Basin	51	144	30	225
Total natural gas, oil and NGL sales	$1,351	$1,115	$149	$2,615

	Predecessor
	Period from January 1, 2021 through February 9, 2021
	Natural Gas	Oil	NGL	Total
Marcellus	$119	$—	$—	$119
Haynesville	53	—	—	53
Eagle Ford	17	159	17	193
Powder River Basin	7	20	6	33
Total natural gas, oil and NGL sales	$196	$179	$23	$398

	Non-GAAP Combined
	Nine Months Ended September 30, 2021
	Natural Gas	Oil	NGL	Total
Marcellus	$891	$—	$—	$891
Haynesville	454	—	—	454
Eagle Ford	144	1,130	136	1,410
Powder River Basin	58	164	36	258
Total natural gas, oil and NGL sales	$1,547	$1,294	$172	$3,013
Natural gas, oil and NGL sales in the 2022 Successor Quarter increased $1,817 million compared to the 2021 Successor Quarter. The increase includes $1,146 million due to increased sales volumes in Haynesville and Marcellus, which is primarily related to the Vine and Marcellus Acquisitions in November 2021 and March 2022, respectively. The increase due to volumes is partially offset by an $89 million decrease in Eagle Ford primarily due to a natural decline in production. The increase in sales also includes $853 million due to higher average prices received. The higher average prices are consistent with the upward trend in index prices for all products throughout the 2022 Successor Quarter. The increases noted above are partially offset by a $93 million decrease due to the Powder River Basin divestiture in March 2022.
Natural gas, oil and NGL sales in the 2022 Successor Period increased $4,678 million compared to the combined 2021 Successor and Predecessor Periods. The increase includes $2,698 million due to increased sales volumes in Haynesville and Marcellus, which is primarily related to the Vine and Marcellus Acquisitions in November 2021 and March 2022, respectively. The increase due to volumes is partially offset by a $389 million decrease in Eagle Ford primarily due to a natural decline in production. The increase in sales also includes $2,528 million due to higher average prices received. The higher average prices are consistent with the upward trend in index prices for all products throughout the 2022 Successor Period. The increases noted above are partially offset by a $159 million decrease due to the Powder River Basin divestiture in March 2022.

Production Expenses

	Successor
	Three Months Ended September 30, 2022		Three Months Ended September 30, 2021
		$/Mcfe		$/Mcfe
Marcellus	$22	0.12	$9	0.08
Haynesville	38	0.26	13	0.24
Eagle Ford	61	1.28	49	0.89
Powder River Basin	—	—	9	0.73
Total production expenses	$121	0.32	$80	0.33

	Successor				Predecessor		Non-GAAP Combined
	Nine Months Ended September 30, 2022		Period from February 10, 2021 through September 30, 2021		Period from January 1, 2021 through February 9, 2021		Nine Months Ended September 30, 2021
		$/Mcfe		$/Mcfe		$/Mcfe		$/Mcfe
Marcellus	$54	0.11	$23	0.08	$4	0.08	$27	0.08
Haynesville	109	0.25	30	0.23	4	0.19	34	0.22
Eagle Ford	176	1.22	120	0.82	21	0.71	141	0.80
Powder River Basin	10	0.94	21	0.68	3	0.56	24	0.66
Total production expenses	$349	0.32	$194	0.32	$32	0.30	$226	0.32
Production expenses in the 2022 Successor Quarter increased $41 million as compared to the 2021 Successor Quarter. The increase was primarily due to the Vine Acquisition in November 2021 and the Marcellus Acquisition in March 2022, as well as additional workovers and other preventative maintenance in Eagle Ford. The increase was partially offset by the divestiture of the Powder River Basin.
Production expenses in the 2022 Successor Period increased $123 million as compared to the combined 2021 Successor and Predecessor Periods. The increase was primarily due to the Vine Acquisition in November 2021 and the Marcellus Acquisition in March 2022, as well as additional workovers and other preventative maintenance in Eagle Ford. The increase was partially offset by the divestiture of the Powder River Basin.

Gathering, Processing and Transportation Expenses

	Successor
	Three Months Ended September 30, 2022		Three Months Ended September 30, 2021
		$/Mcfe		$/Mcfe
Marcellus	$106	0.58	$83	0.69
Haynesville	89	0.60	28	0.51
Eagle Ford	91	1.91	85	1.53
Powder River Basin	—	—	23	1.99
Total gathering, processing and transportation expenses	$286	0.76	$219	0.91

	Successor				Predecessor		Non-GAAP Combined
	Nine Months Ended September 30, 2022		Period from February 10, 2021 through September 30, 2021		Period from January 1, 2021 through February 9, 2021		Nine Months Ended September 30, 2021
		$/Mcfe		$/Mcfe		$/Mcfe		$/Mcfe
Marcellus	$282	0.57	$204	0.68	$34	0.70	$238	0.68
Haynesville	240	0.54	64	0.50	11	0.49	75	0.50
Eagle Ford	258	1.80	211	1.44	45	1.55	256	1.45
Powder River Basin	22	2.32	62	2.00	12	2.09	74	2.01
Total gathering, processing and transportation expenses	$802	0.74	$541	0.89	$102	0.96	$643	0.90

Gathering, processing and transportation expenses in the 2022 Successor Quarter increased $67 million as compared to the 2021 Successor Quarter. Haynesville increased $61 million primarily due to the Vine Acquisition in November 2021. Marcellus increased $35 million primarily due to the Marcellus Acquisition in March 2022, partially offset by a decrease of $12 million primarily due to lower rates. Eagle Ford increased $6 million primarily due to increased rates, partially offset by reduced volumes primarily due to a natural decline in production. Powder River Basin decreased by $23 million due to the divestiture in March 2022.
Gathering, processing and transportation expenses in the 2022 Successor Period increased $159 million as compared to the combined 2021 Successor and Predecessor Periods. Haynesville increased $165 million primarily due to the Vine Acquisition in November 2021. Marcellus increased $82 million primarily due to the Marcellus Acquisition in March 2022, partially offset by a decrease of $38 million primarily due to lower rates. Eagle Ford increased $2 million primarily due to increased rates, partially offset by reduced volumes primarily due to a natural decline in production. Powder River Basin decreased by $52 million due to the divestiture in March 2022.

Severance and Ad Valorem Taxes

	Successor
	Three Months Ended September 30, 2022		Three Months Ended September 30, 2021
		$/Mcfe		$/Mcfe
Marcellus	$5	0.03	$2	0.02
Haynesville	24	0.17	5	0.09
Eagle Ford	38	0.81	25	0.45
Powder River Basin	—	—	9	0.76
Total severance and ad valorem taxes	$67	0.18	$41	0.17

	Successor				Predecessor		Non-GAAP Combined
	Nine Months Ended September 30, 2022		Period from February 10, 2021 through September 30, 2021		Period from January 1, 2021 through February 9, 2021		Nine Months Ended September 30, 2021
		$/Mcfe		$/Mcfe		$/Mcfe		$/Mcfe
Marcellus	$13	0.03	$6	0.02	$1	0.01	$7	0.02
Haynesville	48	0.11	12	0.09	2	0.09	14	0.09
Eagle Ford	115	0.80	67	0.45	13	0.45	80	0.45
Powder River Basin	11	1.09	21	0.69	2	0.48	23	0.65
Total severance and ad valorem taxes	$187	0.17	$106	0.17	$18	0.17	$124	0.17
Severance and ad valorem taxes in the 2022 Successor Quarter increased $26 million as compared to the 2021 Successor Quarter. Improved pricing and increases to the Haynesville statutory severance tax rates in the 2022 Successor Quarter drove $19 million of the increase, and an additional $16 million increase was the result of the Vine and Marcellus Acquisitions. These increases were partially offset by a $9 million decrease attributable to the divestiture of the Powder River Basin.
Severance and ad valorem taxes in the 2022 Successor Period increased $63 million as compared to the combined 2021 Successor and Predecessor Periods. Improved pricing and increases to the Haynesville statutory severance tax rates in the 2022 Successor Period drove $46 million of the increase, and an additional $29 million increase was the result of the Vine and Marcellus Acquisitions. These increases were partially offset by a $12 million decrease attributable to the divestiture of the Powder River Basin.

Adjusted Gross Margin by Operating Area
The tables below present the adjusted gross margin for each of our operating areas. Adjusted gross margin is defined as natural gas, oil and NGL sales less production expenses, gathering, processing and transportation expenses, and severance and ad valorem taxes. Adjusted gross margin is a non-GAAP measure, and a reconciliation of gross margin to adjusted gross margin is presented within the “Non-GAAP Measures” section of this Item 2.

	Successor
	Three Months Ended September 30, 2022		Three Months Ended September 30, 2021
		$/Mcfe		$/Mcfe
Marcellus	$1,191	6.52	$289	2.41
Haynesville	942	6.37	161	2.97
Eagle Ford	380	7.99	328	5.96
Powder River Basin	—	—	52	4.43
Adjusted gross margin	$2,513	6.64	$830	3.45

	Successor				Predecessor		Non-GAAP Combined
	Nine Months Ended September 30, 2022		Period from February 10, 2021 through September 30, 2021		Period from January 1, 2021 through February 9, 2021		Nine Months Ended September 30, 2021
		$/Mcfe		$/Mcfe		$/Mcfe		$/Mcfe
Marcellus	$2,736	5.56	$539	1.79	$80	1.63	$619	1.77
Haynesville	2,336	5.26	295	2.29	36	1.67	331	2.20
Eagle Ford	1,225	8.53	819	5.57	114	4.00	933	5.32
Powder River Basin	56	6.31	121	3.88	16	2.58	137	3.68
Adjusted gross margin	$6,353	5.84	$1,774	2.93	$246	2.34	$2,020	2.84

Natural Gas and Oil Derivatives

	Successor
	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021
Natural gas derivatives - realized losses	$(1,096)	$(163)
Natural gas derivatives - unrealized losses	(110)	(681)
Total losses on natural gas derivatives	$(1,206)	$(844)

Oil derivatives - realized losses	$(132)	$(128)
Oil derivatives - unrealized gains	309	62
Total gains (losses) on oil derivatives	177	(66)
Total losses on natural gas and oil derivatives	$(1,029)	$(910)

	Successor		Predecessor
	Nine Months Ended September 30, 2022	Period from February 10, 2021 through September 30, 2021	Period from January 1, 2021 through February 9, 2021
Natural gas derivatives - realized gains (losses)	$(2,381)	$(179)	$6
Natural gas derivatives - unrealized losses	(1,046)	(985)	(179)
Total losses on natural gas derivatives	$(3,427)	$(1,164)	$(173)

Oil derivatives - realized losses	$(480)	$(302)	$(19)
Oil derivatives - unrealized gains (losses)	239	(138)	(190)
Total losses on oil derivatives	(241)	(440)	(209)
Total losses on natural gas and oil derivatives	$(3,668)	$(1,604)	$(382)
See Note 13 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for a discussion of our derivative activity.

General and Administrative Expenses

	Successor
	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021

Gross compensation and benefits	$75	$68
Non-labor	34	24
Allocations and reimbursements	(69)	(62)
Total G&A, net	$40	$30

G&A, net per Mcfe	$0.11	$0.12

	Successor		Predecessor
	Nine Months Ended September 30, 2022	Period from February 10, 2021 through September 30, 2021	Period from January 1, 2021 through February 9, 2021

Gross compensation and benefits	$219	$162	$32
Non-labor	89	60	12
Allocations and reimbursements	(206)	(153)	(23)
Total G&A, net	$102	$69	$21

G&A, net per Mcfe	$0.09	$0.11	$0.20
Gross compensation and benefits and non-labor expenses during the 2022 Successor Quarter and 2022 Successor Period increased $17 million and $42 million compared to the 2021 Successor Quarter and the combined 2021 Successor and Predecessor Periods, respectively, primarily due to adjustments in employee benefits and compensation and timing of stock award grants as well as increases in transaction-related fees.
Allocations and reimbursements during the 2022 Successor Quarter and the 2022 Successor Period increased $7 million and $30 million compared to the 2021 Successor Quarter and the combined 2021 Successor and Predecessor Periods, respectively, primarily due to increased drilling and production activity due to the Vine and Marcellus Acquisitions.
Separation and Other Termination Costs
During the 2021 Successor Period and 2021 Predecessor Period, we recognized $11 million and $22 million, respectively, of separation and other termination costs related to one-time termination benefits for certain employees. We did not recognize any separation and other termination costs for the 2022 Successor Quarter, 2022 Successor Period or 2021 Successor Quarter.
Depreciation, Depletion and Amortization

	Successor				Predecessor
	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Period from February 10, 2021 through September 30, 2021	Period from January 1, 2021 through February 9, 2021
DD&A	$440	$228	$1,300	$579	$72
DD&A per Mcfe	$1.16	$0.95	$1.19	$0.95	$0.68
The absolute and per unit increases in depreciation, depletion and amortization for the 2022 Successor Quarter and 2022 Successor Period compared to the 2021 Successor Quarter and the combined 2021 Successor and Predecessor Periods, respectively, are primarily the result of the Vine and Marcellus Acquisitions.

Other Operating Expense (Income), Net

	Successor				Predecessor
	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Period from February 10, 2021 through September 30, 2021	Period from January 1, 2021 through February 9, 2021
Other operating expense (income), net	$1	$3	$32	$1	$(12)
During the 2022 Successor Period, we recognized approximately $40 million of costs related to our Marcellus Acquisition, which included integration costs, consulting fees, financial advisory fees, legal fees and change in control expense in accordance with Chief’s existing employment agreements.
Interest Expense

	Successor
	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021

Interest expense on debt	$49	$19
Other	13	—
Amortization of premium, discount, issuance costs and other	(1)	1
Capitalized interest	(9)	(3)
Total interest expense	$52	$17

	Successor		Predecessor
	Nine Months Ended September 30, 2022	Period from February 10, 2021 through September 30, 2021	Period from January 1, 2021 through February 9, 2021

Interest expense on debt	$131	$50	$11
Other	13	—	—
Amortization of premium, discount, issuance costs and other	(2)	4	—
Capitalized interest	(22)	(7)	—
Total interest expense	$120	$47	$11
The increase in total interest expense in the 2022 Successor Quarter and 2022 Successor Period compared to the 2021 Successor Quarter and the combined 2021 Successor and Predecessor Periods, respectively, was primarily due to the increase in outstanding debt obligations between periods. In November 2021, we assumed Vine’s $950 million of senior notes as part of the Vine Acquisition, and during the 2022 Successor Quarter and 2022 Successor Period, we had increased borrowings under our Exit Credit Facility, as part of the Marcellus acquisition, compared to the 2021 Successor Quarter and the combined 2021 Successor and Predecessor Periods, respectively. During the 2022 Successor Quarter and 2022 Successor Period, borrowings under the Exit Credit Facility had an average interest rate of 6.6% and 6.0%, respectively. Additionally, $12 million of interest expense was recorded during the 2022 Successor Quarter pertaining to a tax interest assessment.

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
Income Taxes

Income tax expense of $105 million was recorded for the 2022 Successor Period. Of this amount, $84 million is the result of projecting current federal and state income taxes and $19 million is related to an increase to the valuation allowance as a result of the adjustment to the deferred tax liability determined through business combination accounting for the acquisition of Vine. An income tax benefit of $10 million was recorded for the 2021 Successor Period and an income tax benefit of $57 million was recorded for the 2021 Predecessor Period. Our effective income tax rate was 7.2% for the 2022 Successor Period, 2.0% for the 2021 Successor Period, and (1.1%) for the 2021 Predecessor Period. Our effective tax rate can fluctuate as a result of the impact of discrete items, state income taxes and permanent differences. See Note 10 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for a discussion of income taxes.

Non-GAAP Measures

Management uses adjusted gross margin to assess our operating results and financial performance across assets and periods. We define adjusted gross margin as natural gas, oil and NGL sales less production expenses, gathering, processing and transportation expenses, and severance and ad valorem taxes.

Adjusted gross margin is not a measure of financial performance under GAAP and should not be considered in isolation or as a substitute for analysis of our results reported under GAAP. Additionally, adjusted gross margin may not be comparable to similarly titled measures used by other companies. We exclude depreciation, depletion and amortization from the calculation of adjusted gross margin as depreciation, depletion and amortization are non-cash expenses that do not necessarily reflect present-day performance. The tables below reconcile gross margin, as defined by GAAP, to adjusted gross margin.

	Successor
	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021

Gross margin (GAAP)
Natural gas, oil and NGL sales	$2,987	$1,170
Less:
Production	(121)	(80)
Gathering, processing and transportation	(286)	(219)
Severance and ad valorem taxes	(67)	(41)
Depreciation, depletion and amortization	(440)	(228)
Gross margin (GAAP)	2,073	602
Add back: Depreciation, depletion and amortization	440	228
Adjusted gross margin (Non-GAAP)	$2,513	$830

	Successor		Predecessor	Non-GAAP Combined
	Nine Months Ended September 30, 2022	Period from February 10, 2021 through September 30, 2021	Period from January 1, 2021 through February 9, 2021	Nine Months Ended September 30, 2021

Gross margin (GAAP)
Natural gas, oil and NGL sales	$7,691	$2,615	$398	$3,013
Less:
Production	(349)	(194)	(32)	(226)
Gathering, processing and transportation	(802)	(541)	(102)	(643)
Severance and ad valorem taxes	(187)	(106)	(18)	(124)
Depreciation, depletion and amortization	(1,300)	(579)	(72)	(651)
Gross margin (GAAP)	5,053	1,195	174	1,369
Add back: Depreciation, depletion and amortization	1,300	579	72	651
Adjusted gross margin (Non-GAAP)	$6,353	$1,774	$246	$2,020

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
For the 2022 Successor Period, natural gas, oil, and NGL revenue, excluding any effect of our derivative instruments, were $6,049 million, $1,456 million and $186 million, respectively. Based on production, natural gas, oil, and NGL revenue for the 2022 Successor Period would have increased or decreased by approximately $605 million, $146 million, and $19 million, respectively, for each 10% increase or decrease in prices. As of September 30, 2022, the fair values of our natural gas and oil derivatives were net liabilities of $2,172 million and $118 million, respectively. A 10% increase in forward natural gas prices would decrease the valuation of natural gas derivatives by approximately $459 million. A 10% decrease in forward natural gas prices would increase the valuation of natural gas derivatives by approximately $454 million. A 10% increase in forward oil prices would decrease the valuation of oil derivatives by approximately $71 million. A 10% decrease in forward oil prices would increase the valuation of oil derivatives by approximately $71 million. See Note 13 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further information on our open derivative positions.
Interest Rate Risk
Our exposure to interest rate changes relates primarily to borrowings under our Exit Credit Facility for the 2022 and 2021 Successor Periods and pre-petition revolving credit facility and DIP Facility for the 2021 Predecessor Period. Interest is payable on borrowings under the Exit Credit Facility, pre-petition revolving credit facility and DIP Facility based on floating rates. See Note 6 of the notes to our condensed consolidated financial statements included in Item 1 of Part 1 of this report for additional information. As of September 30, 2022, we had $450 million in outstanding borrowings under our Exit Credit Facility - Tranche A Loans and $221 million under our Exit Credit Facility - Tranche B Loans. A 1.0% increase in interest rates based on the variable borrowings as of September 30, 2022 would result in an increase in our interest expense of approximately $7 million per year.

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
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2022 that our disclosure controls and procedures were effective.
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
Repurchases of Equity Securities
On December 2, 2021, we announced that our Board of Directors authorized the repurchase of up to $1.0 billion in aggregate value of our common stock and/or warrants from time to time. In June 2022, our Board of Directors authorized an increase in the size of the share repurchase program from $1.0 billion to $2.0 billion in aggregate value of our common stock and/or warrants. The repurchase authorization permits repurchases on a discretionary basis as determined by management, subject to market conditions, applicable legal requirements, available liquidity, compliance with the Company’s debt agreements and other appropriate factors. The share repurchase program expires on December 31, 2023. The following table provides information regarding purchases of our common stock made by us during the quarter ended September 30, 2022.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
July 1 - July 31	749,600	$92.14	749,600	$1,333
August 1 - August 31	—	$—	—	$1,333
September 1 - September 30	—	$—	—	$1,333
Total	749,600	$92.14	749,600

ITEM 3.	Defaults Upon Senior Securities
None.

ITEM 4.	Mine Safety Disclosures
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
INDEX OF EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed or Furnished Herewith
2.1	Fifth Amended Joint Plan of Reorganization of Chesapeake Energy Corporation and its Debtor Affiliates Pursuant to Chapter 11 of the Bankruptcy Code (Exhibit A of the Confirmation Order).	8-K	001-13726	2.1	1/19/2021

2.2	Agreement and Plan of Merger, dated as of August 10, 2021, by and among Chesapeake Energy Corporation, Hannibal Merger Sub, Inc., Hannibal Merger Sub, LLC, Vine Energy Inc. and Vine Energy Holdings LLC.	8-K	001-13726	2.1	8/11/2021

2.3	Partnership Interest Purchase Agreement by and among The Jan & Trevor Rees-Jones Revocable Trust, Rees-Jones Family Holdings, LP, Chief E&D Participants, LP, and Chief E&D (GP) LLC (collectively, as Sellers) and Chesapeake Energy Corporation and its affiliates, dated as of January 24, 2022.	10-K	001-13726	10.36	2/24/2022

2.4	Membership Interest Purchase Agreement by and among Radler 2000 Limited Partnership and Tug Hill, Inc., together as Sellers, and Chesapeake Energy Corporation and its affiliates, dated as of January 24, 2022.	10-K	001-13726	10.37	2/24/2022

2.5	Membership Interest Purchase Agreement by and among Radler 2000 Limited Partnership and Tug Hill, Inc., together as Sellers, and Chesapeake Energy Corporation and its affiliates, dated as of January 24, 2022.	10-K	001-13726	10.38	2/24/2022

3.1	Second Amended and Restated Certificate of Incorporation of Chesapeake Energy Corporation.	8-K	001-13726	3.1	2/9/2021

3.2	Second Amended and Restated Bylaws of Chesapeake Energy Corporation.	8-K	001-13726	3.2	2/9/2021

10.1	Form of Dealer Manager Agreement in connection with exchange offers for Warrants.	S-4	333-266961	10.34	8/18/2022

10.2	Form of Tender and Support Agreement, dated September 12, 2022, in connection with exchange offers for Warrant.	S-4/A	333-266961	10.35	9/12/2022

31.1	Domenic J. Dell’Osso, Jr., President and Chief Executive Officer, Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Mohit Singh, Executive Vice President and Chief Financial Officer, Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Domenic J. Dell’Osso Jr., President and Chief Executive Officer, Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Mohit Singh, Executive Vice President and Chief Financial Officer, Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

95.1	Mine Safety Disclosure.					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed or Furnished Herewith
101 INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101 SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101 LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.					X

101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					X

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHESAPEAKE ENERGY CORPORATION

Date: November 1, 2022	By:	/s/ DOMENIC J. DELL’OSSO, JR.
Domenic J. Dell’Osso, Jr. President and Chief Executive Officer

Date: November 1, 2022	By:	/s/ MOHIT SINGH
Mohit Singh Executive Vice President and Chief Financial Officer