Form 10-Q
period 2023-03-31
CHESAPEAKE ENERGY CORP
filed 2023-05-02
CIK 895126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐      No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☒ No ☐
As of April 28, 2023, there were 133,869,079 shares of our $0.01 par value common stock outstanding.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
INDEX TO FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

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
“LTIP” means the Chesapeake Energy Corporation 2021 Long-Term Incentive Plan.
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
“Warrants” means collectively, the Class A Warrants, Class B Warrants and Class C Warrants.
“/Bbl” means per barrel.
“/Mcf” means per Mcf.
“/Mcfe” means per Mcfe.

PART I. FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements
CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

($ in millions, except per share data)	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$130	$130
Restricted cash	67	62
Accounts receivable, net	864	1,438
Short-term derivative assets	464	34
Assets held for sale	862	819
Other current assets	242	215
Total current assets	2,629	2,698
Property and equipment:
Natural gas and oil properties, successful efforts method
Proved natural gas and oil properties	10,793	11,096
Unproved properties	2,002	2,022
Other property and equipment	498	500
Total property and equipment	13,293	13,618
Less: accumulated depreciation, depletion and amortization	(2,770)	(2,431)
Total property and equipment, net	10,523	11,187
Long-term derivative assets	122	47
Deferred income tax assets	973	1,351
Other long-term assets	344	185
Total assets	$14,591	$15,468

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$631	$603
Accrued interest	40	42
Short-term derivative liabilities	25	432
Other current liabilities	1,202	1,627
Total current liabilities	1,898	2,704
Long-term debt, net	2,040	3,093
Long-term derivative liabilities	42	174
Asset retirement obligations, net of current portion	279	323
Other long-term liabilities	49	50
Total liabilities	4,308	6,344
Contingencies and commitments (Note 5)
Stockholders' equity:
Common stock, $0.01 par value, 450,000,000 shares authorized: 134,019,253 and 134,715,094 shares issued	1	1
Additional paid-in capital	5,729	5,724
Retained earnings	4,553	3,399
Total stockholders' equity	10,283	9,124
Total liabilities and stockholders' equity	$14,591	$15,468
The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

($ in millions, except per share data)	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Revenues and other:
Natural gas, oil and NGL	$1,453	$1,914
Marketing	652	867
Natural gas and oil derivatives	930	(2,125)
Gains on sales of assets	335	279
Total revenues and other	3,370	935
Operating expenses:
Production	131	110
Gathering, processing and transportation	264	242
Severance and ad valorem taxes	69	63
Exploration	7	5
Marketing	651	851
General and administrative	35	26
Depreciation, depletion and amortization	390	409
Other operating expense, net	3	23
Total operating expenses	1,550	1,729
Income (loss) from operations	1,820	(794)
Other income (expense):
Interest expense	(37)	(32)
Other income	10	16
Total other income (expense)	(27)	(16)
Income (loss) before income taxes	1,793	(810)
Income tax expense (benefit)	404	(46)
Net income (loss) available to common stockholders	$1,389	$(764)
Earnings (loss) per common share:
Basic	$10.31	$(6.32)
Diluted	$9.60	$(6.32)
Weighted average common shares outstanding (in thousands):
Basic	134,742	120,805
Diluted	144,731	120,805
The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

($ in millions)	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Cash flows from operating activities:
Net income (loss)	$1,389	$(764)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	390	409
Deferred income tax expense	378	—
Derivative (gains) losses, net	(930)	2,125
Cash payments on derivative settlements, net	(285)	(568)
Share-based compensation	7	4
Gains on sales of assets	(335)	(279)
Exploration	3	4
Other	9	(8)
Changes in assets and liabilities	263	(70)
Net cash provided by operating activities	889	853
Cash flows from investing activities:
Capital expenditures	(497)	(344)
Business combination, net	—	(2,006)
Contributions to investments	(39)	—
Proceeds from divestitures of property and equipment	931	403
Net cash provided by (used in) investing activities	395	(1,947)
Cash flows from financing activities:
Proceeds from New Credit Facility	1,000	—
Payments on New Credit Facility	(2,050)	—
Proceeds from Exit Credit Facility	—	1,565
Payments on Exit Credit Facility	—	(1,065)
Proceeds from warrant exercise	—	1
Cash paid to repurchase and retire common stock	(54)	(83)
Cash paid for common stock dividends	(175)	(210)
Net cash provided by (used in) financing activities	(1,279)	208
Net increase (decrease) in cash, cash equivalents and restricted cash	5	(886)
Cash, cash equivalents and restricted cash, beginning of period	192	914
Cash, cash equivalents and restricted cash, end of period	$197	$28

Cash and cash equivalents	$130	$19
Restricted cash	67	9
Total cash, cash equivalents and restricted cash	$197	$28

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(Unaudited)

Supplemental disclosures to the condensed consolidated statements of cash flows are presented below:

($ in millions)	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Supplemental cash flow information:
Interest paid, net of capitalized interest	$41	$31
Income taxes paid, net of refunds received	$—	$(5)

Supplemental disclosure of significant non-cash investing and financing activities:
Change in accrued drilling and completion costs	$56	$6
Common stock issued for business combination	$—	$764
Operating lease obligations recognized	$48	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock
($ in millions)	Shares	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity
Balance as of December 31, 2022	134,715,094	$1	$5,724	$3,399	$9,124
Share-based compensation	92,048	—	5	—	5
Issuance of common stock for warrant exercise	4,654	—	—	—	—
Repurchase and retirement of common stock	(792,543)	—	—	(60)	(60)
Net income	—	—	—	1,389	1,389
Dividends on common stock	—	—	—	(175)	(175)
Balance as of March 31, 2023	134,019,253	$1	$5,729	$4,553	$10,283

Balance as of December 31, 2021	117,917,349	$1	$4,845	$825	$5,671
Issuance of common stock for Marcellus Acquisition	9,442,185	—	764	—	764
Share-based compensation	23,169	—	5	—	5
Issuance of common stock for warrant exercise	669,669	—	1	—	1
Repurchase and retirement of common stock	(1,000,000)	—	—	(83)	(83)
Net loss	—	—	—	(764)	(764)
Dividends on common stock	—	—	—	(211)	(211)
Balance as of March 31, 2022	127,052,372	$1	$5,615	$(233)	$5,383
The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation and Summary of Significant Accounting Policies
Description of Company
Chesapeake Energy Corporation (“Chesapeake,” “we,” “our,” “us” or the “Company”) is a natural gas and oil exploration and production company engaged in the acquisition, exploration and development of properties for the production of natural gas, oil and NGL from underground reservoirs. Our operations are located onshore in the United States.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Chesapeake were prepared in accordance with GAAP and the rules and regulations of the SEC. Pursuant to such rules and regulations, certain disclosures have been condensed or omitted.
This Quarterly Report on Form 10-Q (this “Form 10-Q”) relates to our financial position as of March 31, 2023 and December 31, 2022, and our results of operations for the three months ended March 31, 2023 and March 31, 2022. Our annual report on Form 10-K for the year ended December 31, 2022 (“2022 Form 10-K”) should be read in conjunction with this Form 10-Q. The accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair statement of our condensed consolidated financial statements and accompanying notes and include the accounts of our direct and indirect wholly owned subsidiaries and entities in which we have a controlling financial interest. Intercompany accounts and balances have been eliminated. For the time periods covered by this Form 10-Q, we did not have any changes or items impacting other comprehensive income.
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
Restricted Cash
As of March 31, 2023, we had restricted cash of $67 million. Our restricted cash represents funds legally restricted for payment of certain convenience class unsecured claims following our emergence from bankruptcy, as well as for future payment of certain royalties.
Assets Held for Sale
We may market certain non-core natural gas and oil assets or other properties for sale. At the end of each reporting period, we evaluate if these assets should be classified as held for sale. The held for sale criteria includes the following: management commits to a plan to sell, the asset is available for immediate sale, an active program to locate a buyer exists, the sale of the asset is probable and expected to be completed within a year, the asset is actively being marketed for sale and that it is unlikely that significant changes to the plan will be made. If each of the criteria are met, then the assets and associated liabilities are classified as held for sale. As of March 31, 2023, the asset and liabilities held for sale are in connection with a portion of our remaining Eagle Ford assets for which we had entered into an agreement to sell to INEOS Energy. This transaction closed on April 28, 2023. See Note 2 for further discussion.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

2.	Natural Gas and Oil Property Transactions

Marcellus Acquisition

On March 9, 2022, we closed the Marcellus Acquisition for total consideration of approximately $2.77 billion, consisting of approximately $2 billion in cash, including working capital adjustments and approximately 9.4 million shares of our common stock, to acquire high quality producing assets and a deep inventory of premium drilling locations in the prolific Marcellus Shale in Northeast Pennsylvania. The Marcellus Acquisition was indebtedness free, effective as of January 1, 2022, and was subject to customary purchase price adjustments. We funded the cash portion of the consideration with cash on hand and $914 million of borrowings under the Company’s Exit Credit Facility. During the first three months of 2022, we recognized approximately $23 million of costs related to our Marcellus Acquisition, which included consulting fees, financial advisory fees, legal fees and change in control expense in accordance with Chief’s existing employment agreements. These acquisition-related costs are included within other operating expense, net within our condensed consolidated statements of operations.

Marcellus Acquisition Purchase Price Allocation

We have accounted for the Marcellus Acquisition as a business combination, using the acquisition method. The following table represents the allocation of the total purchase price to the identifiable assets acquired and the liabilities assumed based on the fair values as of the acquisition date. We finalized the acquisition accounting for this transaction during 2022.

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
Marcellus Acquisition Revenues and Expenses Subsequent to Acquisition
For the period from March 10, 2022 to March 31, 2022, we included in our condensed consolidated statements of operations natural gas, oil and NGL revenues of $59 million, net losses on natural gas and oil derivatives of $200 million, and direct operating expenses of $30 million, including depreciation, depletion and amortization related to the Marcellus Acquisition businesses.
Pro Forma Financial Information
As the Marcellus Acquisition closed on March 9, 2022, all activity in 2023 is included in Chesapeake’s condensed consolidated statements of operations for the first three months of 2023. The following unaudited pro forma financial information is based on our historical consolidated financial statements adjusted to reflect as if the Marcellus Acquisition occurred on January 1, 2022. The information below reflects pro forma adjustments based on available information and certain assumptions that we believe are reasonable, including the estimated tax impact of the pro forma adjustments.

Three Months Ended March 31, 2022
Revenues	$935
Net loss available to common stockholders	$(868)
Loss per common share:
Basic	$(6.83)
Diluted	$(6.83)

Eagle Ford Divestitures
In January 2023, we entered into an agreement to sell a portion of our Eagle Ford assets to WildFire Energy I LLC for approximately $1.425 billion, subject to customary closing adjustments. Approximately $225 million of the purchase price was recorded as deferred consideration and treated as a non-interest-bearing note to be paid in installments of $60 million per year for the next three years, with $45 million to be paid in the fourth year following the transaction close date. The deferred consideration is recorded at fair value with an imputed rate of interest as a Level 2 input, and approximately $55 million of the deferred consideration is reflected within other current assets and $125 million is reflected within other long-term assets on the condensed consolidated balance sheets as of March 31, 2023. The divestiture, which closed on March 20, 2023, resulted in a gain of approximately $335 million based on the difference between the carrying value of the assets and consideration received. As of December 31, 2022, approximately $811 million of property and equipment, net and $8 million of other assets were classified as assets held for sale on the condensed consolidated balance sheets. Additionally, approximately $65 million of derivative liabilities, $57 million of asset retirement obligations and $22 million of other liabilities were classified as held for sale and included within other current liabilities on the condensed consolidated balance sheets as of December 31, 2022.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
In February 2023, we entered into an agreement to sell a portion of our remaining Eagle Ford assets to INEOS Energy for approximately $1.4 billion, subject to customary closing adjustments. This transaction closed on April 28, 2023 and we received proceeds of approximately $1.055 billion. Approximately $225 million of the purchase price was recorded as deferred consideration and treated as a non-interest-bearing note to be paid in installments of approximately $56 million per year for the next four years. In February 2023, we ceased depreciation on the assets associated with the sale. We classified approximately $814 million of property and equipment, net, $22 million of right of use lease assets, and $26 million of other assets as held for sale included within current assets held for sale on the condensed consolidated balance sheets as of March 31, 2023. Additionally, approximately $53 million of asset retirement obligations liabilities, $22 million of lease liabilities and $16 million of other liabilities were classified as held for sale and included within other current liabilities on the condensed consolidated balance sheets as of March 31, 2023.
Powder River Divestiture
In January 2022, Chesapeake signed an agreement to sell its Powder River Basin assets in Wyoming to Continental Resources, Inc. for approximately $450 million, subject to customary closing adjustments. The divestiture, which closed on March 25, 2022, resulted in the recognition of a gain of approximately $293 million, which included $13 million of post-close adjustments, based on the difference between the carrying value of the assets and the cash received.

3.	Earnings Per Share
Basic earnings (loss) per common share is computed by dividing the net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per common share is calculated in the same manner but includes the impact of potentially dilutive securities. Potentially dilutive securities consists of issuable shares related to warrants, unvested restricted stock units (“RSUs”), and unvested performance share units (“PSUs”).
The reconciliations between basic and diluted earnings (loss) per share are as follows:

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Numerator
Net income (loss) available to common stockholders, basic and diluted	$1,389	$(764)

Denominator (in thousands)
Weighted average common shares outstanding, basic	134,742	120,805
Effect of potentially dilutive securities
Warrants	9,560	—
Restricted stock units	380	—
Performance share units	49	—
Weighted average common shares outstanding, diluted	144,731	120,805

Earnings (loss) per common share:
Basic	$10.31	$(6.32)
Diluted	$9.60	$(6.32)
During the first three months of 2023, the diluted earnings per share calculation excludes the effect of 789,458 reserved shares of common stock and 1,489,337 reserved Class C Warrants related to the settlement of General Unsecured Claims associated with the Chapter 11 Cases, as all necessary conditions had not been met for such shares to be considered dilutive shares.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
During the first three months of 2022, the diluted loss per share calculation excludes the effect of 1,228,828 reserved shares of common stock and 2,318,446 reserved Class C Warrants related to the settlement of General Unsecured Claims associated with the Chapter 11 Cases, as all necessary conditions had not been met for such shares to be considered dilutive shares. Additionally, as the first three months of 2022 had a net loss, the diluted loss per share calculation excludes the antidilutive effect, calculated using the treasury stock method, of 19,621,344 issuable shares related to warrants, 457,680 shares of restricted stock units, and 47,458 shares related to performance share units.

4.	Debt
Our long-term debt consisted of the following as of March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
	Carrying Amount	Fair Value(a)	Carrying Amount	Fair Value(a)
New Credit Facility	$—	$—	$1,050	$1,050
5.50% senior notes due 2026	500	492	500	485
5.875% senior notes due 2029	500	476	500	475
6.75% senior notes due 2029	950	948	950	917
Premiums on senior notes	97	—	100	—
Debt issuance costs	(7)	—	(7)	—
Total long-term debt, net	$2,040	$1,916	$3,093	$2,927
____________________________________________
(a)The carrying value of borrowings under our New Credit Facility approximate fair value as the interest rates are based on prevailing market rates; therefore, they are a Level 1 fair value measurement. For all other debt, a market approach, based upon quotes from major financial institutions, which are Level 2 inputs, is used to measure the fair value.
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

Initially, the obligations under the New Credit Facility are guaranteed by certain of Chesapeake’s subsidiaries (the “Guarantors”), and the New Credit Facility is secured by substantially all of the assets owned by the Company and the Guarantors (subject to customary exceptions), including mortgages on not less than 85% of the total PV-9 of the borrowing base properties evaluated in the most recent reserve report (where PV-9 is the net present value, discounted at 9% per annum, of the estimated future net revenues). The borrowing base will be redetermined semi-annually in or around April and October of each year, with one interim “wildcard” redetermination available to each of the Company and the Administrative Agent, the latter at the direction of the Required Lenders (as defined in the New Credit Agreement), between scheduled redeterminations. Our borrowing base was reaffirmed in April 2023, and the next scheduled redetermination will be in or around October 2023. The New Credit Agreement contains restrictive covenants that limit Chesapeake and its subsidiaries’ ability to, among other things but subject to exceptions customary to reserve-based credit facilities: (i) incur additional indebtedness, (ii) make investments, (iii) enter into mergers; (iv) make or declare dividends; (v) repurchase or redeem certain indebtedness; (vi) enter into certain hedges; (vii) incur liens; (viii) sell assets; and (ix) engage in certain transactions with affiliates. The New Credit Agreement requires Chesapeake to maintain compliance with the following financial ratios (“Financial Covenants”): (A) a current ratio, which is the ratio of Chesapeake’s and its restricted subsidiaries’ consolidated current assets (including unused commitments under the New Credit Facility but excluding certain non-cash assets) to their consolidated current liabilities (excluding the current portion of long-term debt and certain non-cash liabilities), of not less than 1.00 to 1.00; (B) a net leverage ratio, which is the ratio of total indebtedness (less unrestricted cash up to a specified threshold) to Consolidated EBITDAX (as defined in the Credit Agreement) for the

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
prior four fiscal quarters, of not greater than 3.50 to 1.00 and (C) a PV-9 coverage ratio of the net present value, discounted at 9% per annum, of the estimated future net revenues expected in the proved reserves to Chesapeake’s and its restricted subsidiaries’ total indebtedness of not less than 1.50 to 1.00 (“PV-9 Coverage Ratio”).

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
Borrowings under the New Credit Facility bore interest, inclusive of related fees under the credit agreement, at an average interest rate of 7.4% during the first three months of 2023. The Company has no additional secured debt outstanding as of March 31, 2023.

5.	Contingencies and Commitments
Contingencies
Business Operations and Litigation and Regulatory Proceedings
We are involved in, and expect to continue to be involved in, various lawsuits and disputes incidental to our business operations, including commercial disputes, personal injury claims, royalty claims, property damage claims and contract actions.
Our total accrued liability in respect of litigation and regulatory proceedings is determined on a case-by-case basis and represents an estimate of probable losses after considering, among other factors, the progress of each case or proceeding, our experience and the experience of others in similar cases or proceedings, and the opinions and views of legal counsel. Significant judgment is required in making these estimates, and our final liabilities may ultimately be materially different.
The majority of the Company’s prepetition legal proceedings were settled during the Chapter 11 Cases or will be resolved in connection with the claims reconciliation process before the Bankruptcy Court, together with actions seeking to collect pre-petition indebtedness or to exercise control over the property of the Company’s bankruptcy estates. Any allowed claim related to such litigation will be treated in accordance with the Plan. The Plan in the Chapter 11 Cases, which became effective on February 9, 2021, provided for the treatment of claims against the Company’s bankruptcy estates, including pre-petition liabilities that had not been satisfied or addressed during the Chapter 11 Cases. Many of these proceedings were in early stages, and many of them sought damages and penalties, the amount of which is indeterminate.
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
The aggregate undiscounted commitments under our gathering, processing and transportation agreements, excluding any reimbursement from working interest and royalty interest owners, credits for third-party volumes or future costs under cost-of-service agreements, are presented below:

March 31, 2023
Remainder of 2023	$431
2024	558
2025	483
2026	444
2027	409
2028-2036	1,835
Total	$4,160
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

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

6.	Other Current Liabilities
Other current liabilities as of March 31, 2023 and December 31, 2022 are detailed below:

	March 31, 2023	December 31, 2022
Revenues and royalties due others	$538	$734
Accrued drilling and production costs	250	253
Accrued hedging costs	4	109
Accrued compensation and benefits	34	72
Other accrued taxes	70	84
Operating leases	85	86
Joint interest prepayments received	37	34
Current liabilities held for sale(a)	91	144
Other	93	111
Total other current liabilities	$1,202	$1,627
_________________________________________
(a)Current liabilities held for sale are associated with the divestiture transactions related to our Eagle Ford assets. See Note 2 for additional information.

7.	Revenue
The following table shows revenue disaggregated by operating area and product type:

	Three Months Ended March 31, 2023
	Natural Gas	Oil	NGL	Total
Marcellus	$617	$—	$—	$617
Haynesville	402	—	—	402
Eagle Ford	23	373	38	434
Natural gas, oil and NGL revenue	$1,042	$373	$38	$1,453

Marketing revenue	$328	$287	$37	$652

	Three Months Ended March 31, 2022
	Natural Gas	Oil	NGL	Total
Marcellus	$609	$—	$—	$609
Haynesville	652	—	—	652
Eagle Ford	47	450	57	554
Powder River Basin	20	66	13	99
Natural gas, oil and NGL revenue	$1,328	$516	$70	$1,914

Marketing revenue	$408	$395	$64	$867

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Accounts Receivable
Our accounts receivable are primarily from purchasers of natural gas, oil and NGL and from exploration and production companies that own interests in properties we operate. This industry concentration could affect our overall exposure to credit risk, either positively or negatively, because our purchasers and joint working interest owners may be similarly affected by changes in economic, industry or other conditions. We monitor the creditworthiness of all our counterparties, and we generally require letters of credit or parent guarantees for receivables from parties deemed to have sub-standard credit, unless the credit risk can otherwise be mitigated. We utilize an allowance method in accounting for bad debt based on historical trends in addition to specifically identifying receivables that we believe may be uncollectible.
Accounts receivable as of March 31, 2023 and December 31, 2022 are detailed below:

	March 31, 2023	December 31, 2022
Natural gas, oil and NGL sales	$592	$1,171
Joint interest	260	246
Other	15	24
Allowance for doubtful accounts	(3)	(3)
Total accounts receivable, net	$864	$1,438

8.	Income Taxes
We estimate our annual effective tax rate (“AETR”) for continuing operations in recording our interim quarterly income tax provision for the various jurisdictions in which we operate. The tax effects of statutory rate changes, significant unusual or infrequently occurring items, and certain changes in the assessment of the realizability of deferred tax assets are excluded from the determination of our estimated AETR as such items are recognized as discrete items in the quarter in which they occur. Our estimated AETR during the first three months of 2023 was 22.5% as a result of projecting current and deferred federal and state income taxes and a partial valuation allowance against our anticipated net deferred asset position at December 31, 2023.
Our estimated AETR during the first three months of 2022 was 5.7% as a result of projecting current federal and state income taxes and maintaining a full valuation allowance against our net deferred asset position. Although we projected a current federal and state tax liability, a benefit was recorded during the first three months of 2022 due to the application of the AETR to the book net loss before income taxes during the first three months of 2022.

As of December 31, 2022, we were in a net deferred tax asset position and anticipate being in a net deferred tax asset position as of December 31, 2023. Based on all available positive and negative evidence, including projections of future taxable income, we believe it is more likely than not that some of our deferred tax assets will not be realized. As such, a partial valuation allowance was recorded against our net deferred tax asset position for federal and state purposes as of March 31, 2023 and December 31, 2022.
On August 16, 2022, the President of the United States signed into law the Inflation Reduction Act of 2022, which includes provisions for a 15% corporate alternative minimum tax on book income for companies whose average book income exceeds $1 billion for any three consecutive years preceding the tax year and a 1% excise tax on stock buybacks. These changes are generally in effect for tax years beginning after December 31, 2022. We do not currently project that we will be subject to the alternative minimum tax on book income for the 2023 tax period, and the impact of the 1% excise tax was immaterial during the first three months of 2023.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

9.	Equity
Dividends
In May 2021, we initiated a new annual dividend on our shares of common stock, expected to be paid quarterly. During the first three months of 2023 and 2022, we made dividend payments of $175 million ($1.29 per share) and $210 million ($1.7675 per share), respectively.
On May 2, 2023, we declared a quarterly dividend payable of $1.18 per share, which will be paid on June 6, 2023 to stockholders of record at the close of business on May 18, 2023. The dividend consists of a base quarterly dividend in the amount of $0.55 per share and a variable quarterly dividend in the amount of $0.63 per share.
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
In March 2022, we commenced our share repurchase program. During the first three months of 2023, we repurchased 0.8 million shares of common stock for an aggregate price of $60 million, inclusive of shares for which cash settlement occurred in early April. During the first three months of 2022, we repurchased 1 million shares of common stock for an aggregate price of $83 million. The repurchased shares of common stock were retired and recorded as a reduction to common stock and retained earnings. All share repurchases made after January 1, 2023, are subject to a 1% excise tax on share repurchases, as enacted under the Inflation Reduction Act of 2022. We are able to net this 1% excise tax on share repurchases against the issuance of shares of our common stock. The impact of this 1% excise tax was immaterial during the first three months of 2023.

Warrants

	Class A Warrants	Class B Warrants	Class C Warrants(a)
Outstanding as of December 31, 2022	4,495,004	4,404,564	4,006,229
Converted into New Common Stock(b)	(3,000)	(1,000)	(170)
Outstanding as of March 31, 2023	4,492,004	4,403,564	4,006,059
_________________________________________
(a)As of March 31, 2023, we had 1,489,337 of reserved Class C Warrants.
(b)During the first three months of 2023, we issued 4,654 shares of New Common Stock as a result of Warrant exercises.

10.	Share-Based Compensation
On the Effective Date, the Board of Directors adopted the 2021 Long-Term Incentive Plan (the “LTIP”) with a share reserve equal to 6,800,000 shares of New Common Stock. The LTIP provides for the grant of RSUs, restricted stock awards, stock options, stock appreciation rights, performance awards and other stock awards to the Company’s employees and non-employee directors.
Restricted Stock Units. During the first three months of 2023, we granted RSUs to employees and non-employee directors under the LTIP, which will vest over a three-year period. The fair value of RSUs is based on the closing sales price of our common stock on the date of grant, and compensation expense is recognized ratably over the requisite service period. A summary of the changes in unvested RSUs is presented below:

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Unvested Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
	(in thousands)
Unvested as of December 31, 2022	957	$68.91
Granted	414	$71.66
Vested	(137)	$74.36
Forfeited	(12)	$59.85
Unvested as of March 31, 2023	1,222	$69.31
The aggregate intrinsic value of RSUs that vested during the first three months of 2023 was approximately $10 million based on the stock price at the time of vesting.
As of March 31, 2023, there was approximately $73 million of total unrecognized compensation expense related to unvested RSUs. The expense is expected to be recognized over a weighted average period of approximately 2.72 years.
Performance Share Units. During the first three months of 2023, we granted PSUs to senior management under the LTIP, which will generally vest over a three-year period and will be settled in shares. The performance criteria include total shareholder return (“TSR”) and relative TSR (“rTSR”) and could result in a total payout between 0% - 200% of the target units. The fair value of the PSUs was measured on the grant date using a Monte Carlo simulation, and compensation expense is recognized ratably over the requisite service period because these awards depend on a combination of service and market criteria.

The following table presents the assumptions used in the valuation of the PSUs granted in 2023.

Assumption	TSR, rTSR
Risk-free interest rate	3.85%
Volatility	64.4%

A summary of the changes in unvested PSUs is presented below:

	Unvested Performance Share Units	Weighted Average Grant Date Fair Value Per Share
	(in thousands)
Unvested as of December 31, 2022	276	$88.28
Granted	131	$78.78
Vested	—	$—
Forfeited	—	$—
Unvested as of March 31, 2023	407	$85.23
As of March 31, 2023, there was approximately $23 million of total unrecognized compensation expense related to unvested PSUs. The expense is expected to be recognized over a weighted average period of approximately 2.26 years.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
RSU and PSU Compensation.
We recognized the following compensation costs, net of actual forfeitures, related to RSUs and PSUs for the periods presented:

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
General and administrative expenses	$6	$3
Natural gas and oil properties	1	1
Production expense	1	—
Total RSU and PSU compensation	$8	$4
Related income tax benefit	$1	$—

11.	Derivative and Hedging Activities
We use derivative instruments to reduce our exposure to fluctuations in future commodity prices and to protect our expected operating cash flow against significant market movements or volatility. These commodity derivative financial instruments include financial price swaps, basis protection swaps, collars, three-way collars and options. All of our natural gas and oil derivative instruments are net settled based on the difference between the fixed-price payment and the floating-price payment, resulting in a net amount due to or from the counterparty. We do not intend to hold or issue derivative financial instruments for speculative trading purposes and have elected not to designate any of our derivative instruments for hedge accounting treatment.
As of December 31, 2022, approximately $65 million of derivative liabilities (notional volume of 9.6 bcf of natural gas and notional volume of 4.8 mmbbls of oil) were classified as liabilities held for sale. These derivative instruments were novated to WildFire Energy I LLC upon completion of the sale of a portion of our Eagle Ford assets on March 20, 2023. See Note 2 for more details.

The estimated fair values of our natural gas and oil derivative instrument assets (liabilities) as of March 31, 2023 and December 31, 2022 are provided below:

	March 31, 2023		December 31, 2022
	Notional Volume	Fair Value	Notional Volume	Fair Value
Natural gas (Bcf):
Fixed-price swaps	369	$(2)	382	$(494)
Collars	706	571	721	49
Three-way collars	3	1	4	(2)
Call options	—	—	18	(22)
Basis protection swaps	624	(62)	652	(32)
Total natural gas	1,702	508	1,777	(501)
Oil (MMBbls):
Fixed-price swaps	—	—	1	(32)
Collars	2	10	2	7
Basis protection swaps	4	1	6	1
Total oil	6	11	9	(24)
Total estimated fair value		$519		$(525)

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The following table presents the fair value and location of each classification of derivative instrument included in the condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022 on a gross basis and after same-counterparty netting:

	Gross Fair Value(a)	Amounts Netted in the Condensed Consolidated Balance Sheets	Net Fair Value Presented in the Condensed Consolidated Balance Sheets

As of March 31, 2023
Commodity Contracts:
Short-term derivative asset	$602	$(138)	$464
Long-term derivative asset	178	(56)	122
Short-term derivative liability	(163)	138	(25)
Long-term derivative liability	(98)	56	(42)
Total derivatives	$519	$—	$519

As of December 31, 2022
Commodity Contracts:
Short-term derivative asset	$200	$(166)	$34
Long-term derivative asset	87	(40)	47
Short-term derivative liability	(598)	166	(432)
Long-term derivative liability	(214)	40	(174)
Total derivatives	$(525)	$—	$(525)
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
Credit Risk Considerations
Our derivative instruments expose us to our counterparties’ credit risk. To mitigate this risk, we enter into derivative contracts only with counterparties that are highly rated or deemed by us to have acceptable credit strength and deemed by management to be competent and competitive market-makers, and we attempt to limit our exposure to non-performance by any single counterparty. As of March 31, 2023, our natural gas and oil derivative instruments were spread among 12 counterparties.
Hedging Arrangements
Certain of our hedging arrangements are with counterparties that were also lenders (or affiliates of lenders) under our New Credit Facility. The contracts entered into with these counterparties are secured by the same collateral that secures the New Credit Facility. The counterparties’ obligations must be secured by cash or letters of credit to the extent that any mark-to-market amounts owed to us exceed defined thresholds. As of March 31, 2023, we did not have any cash or letters of credit posted as collateral for our commodity derivatives.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

12.	Investments
Momentum Sustainable Ventures LLC. During the fourth quarter of 2022, Chesapeake entered into an agreement with Momentum Sustainable Ventures LLC to build a new natural gas gathering pipeline and carbon capture and sequestration project (“CCUS”), which will gather natural gas produced in the Haynesville Shale for re-delivery to Gulf Coast markets, including LNG export. The pipeline is expected to have an initial capacity of 1.7 Bcf/d expandable to 2.2 Bcf/d. The carbon capture portion of the project anticipates capturing and permanently sequestering up to 2.0 million tons per annum of CO2. The natural gas gathering pipeline in-service is projected for the fourth quarter of 2024, and the carbon sequestration portion of the project is subject to regulatory approvals. We have a 35% interest in the project and have approximately $290 million remaining in our commitment to the project through the end of 2024. We have accounted for this investment as an equity method investment, and its carrying value as of March 31, 2023 and December 31, 2022 was $56 million and $18 million, respectively.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction
This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with management’s perspective on our financial condition, liquidity, results of operations and certain other factors that may affect our future results. The following discussion should be read together with the condensed consolidated financial statements included in Item 1 of Part I of this report and the consolidated financial statements included in Item 8 of our 2022 Form 10-K.
We are an independent exploration and production company engaged in the acquisition, exploration and development of properties to produce natural gas, oil and NGL from underground reservoirs. We own a large portfolio of onshore U.S. unconventional natural gas and liquids assets, including interests in approximately 7,200 natural gas and oil wells as of March 31, 2023. Our natural gas resource plays are the Marcellus Shale in the northern Appalachian Basin in Pennsylvania (“Marcellus”) and the Haynesville/Bossier Shales in northwestern Louisiana (“Haynesville”). Our liquids-rich resource play is in the Eagle Ford Shale in South Texas (“Eagle Ford”). In August 2022, we announced that we viewed the assets in Eagle Ford as non-core to our future capital allocation strategy. In January 2023, we entered into an agreement to sell a portion of our Eagle Ford assets to WildFire Energy I LLC for $1.425 billion and closed the transaction on March 20, 2023. Additionally, in February 2023, we entered into an agreement to sell a portion of our remaining Eagle Ford assets to INEOS Energy for $1.4 billion and closed the transaction on April 28, 2023.
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
In July 2021, we announced our plan to receive independent certification of our natural gas production under the MiQ methane standard and EO100™ Standard for Responsible Energy Development. By the end of 2022, we had received certifications for all our operated gas assets in Haynesville and Marcellus as responsibly sourced gas. The MiQ certification provides a verified approach to tracking our commitment to reduce our methane intensity, as well as supporting our overall objective of achieving net-zero Scope 1 and 2 greenhouse gas emissions by 2035.
As the majority of our production profile consists of natural gas, we have converted the following results of operations, including prior periods, from a per barrel of oil equivalent, to a per one thousand cubic feet of natural gas equivalent, referred to, on such a converted basis, as Mcfe.

Recent Developments
Acquisition
On March 9, 2022, we closed our Marcellus Acquisition pursuant to definitive agreements with Chief, Radler and Tug Hill, Inc. dated January 24, 2022. This transaction strengthened Chesapeake’s competitive position, meaningfully increasing our operating cash flows and adding high quality producing assets and a deep inventory of premium drilling locations, while preserving the strength of our balance sheet.
Divestitures
On March 25, 2022, we closed the sale of our Powder River Basin assets in Wyoming to Continental Resources, Inc. for $450 million in cash, subject to post-closing adjustments, which resulted in the recognition of a gain of approximately $293 million.
On January 17, 2023, we entered into an agreement to sell a portion of our Eagle Ford assets to WildFire Energy I LLC for $1.425 billion, subject to post-closing adjustments. This transaction closed on March 20, 2023 and resulted in the recognition of a gain of approximately $335 million.
On February 17, 2023, we entered into an agreement to sell a portion of our remaining Eagle Ford assets to INEOS Energy for $1.4 billion, subject to post-closing adjustments. This transaction closed on April 28, 2023, and we received proceeds of approximately $1.055 billion. As of March 31, 2023, the assets and liabilities associated with this transaction were classified as held for sale.
Investments - Momentum Sustainable Ventures LLC
During the fourth quarter of 2022, we entered into an agreement with Momentum Sustainable Ventures LLC to build a new natural gas gathering pipeline and carbon capture and sequestration project, which will gather natural gas produced in the Haynesville Shale for re-delivery to Gulf Coast markets, including LNG export. The pipeline is expected to have an initial capacity of 1.7 Bcf/d expandable to 2.2 Bcf/d. The carbon capture portion of the project anticipates capturing and permanently sequestering up to 2.0 million tons per annum of CO2. The natural gas gathering pipeline in-service is projected for the fourth quarter of 2024, and the carbon sequestration portion of the project is subject to regulatory approvals. Through the end of the first quarter of 2023, we have made total capital contributions of $56 million to the project.
Repurchases of Equity Securities and Dividends
In June 2022, our Board of Directors authorized an increase in the size of our share repurchase program from $1.0 billion to up to $2.0 billion in aggregate value of our common stock and/or warrants. During the three months ended March 31, 2023, we repurchased approximately 0.8 million shares of our common stock pursuant to the share repurchase program and had $867 million available under the share repurchase program, as of March 31, 2023. In addition, we paid dividends of approximately $175 million, in aggregate, on our common stock during the three months ended March 31, 2023.
Russia’s Invasion of Ukraine; Volatility in Natural Gas, Oil and NGL Prices; Inflationary Cost Pressures and Potential Economic Downturns

In late February 2022, Russia launched a military invasion against Ukraine. The Russian invasion has caused, and could intensify, volatility in natural gas, oil and NGL prices, and may have an impact on global growth prospects, which could in turn affect demand for natural gas and oil. This overall uncertainty resulted in stronger commodity prices during much of 2022. Toward the end of 2022, markets began to stabilize, and this, coupled with a milder winter, has resulted in an observed decline in pricing in early 2023. Our 2023 estimated cash flow is partially protected from commodity price volatility due to our current hedge positions that cover approximately 55% to 65% of our projected natural gas volumes for the remainder of 2023.

In addition to the recent weakening in commodity prices, the industry is experiencing inflationary pressure, including increased demand for oilfield service equipment, rising fuel costs, and labor shortages, which could result in increases to our operating and capital costs that are not fixed. Uncertainty regarding a potential economic downturn or recession in certain regions, or globally, may introduce new pressures or accelerate or intensify the pressures currently facing the industry. We continue to monitor these situations and assess their impact on our business, including our business partners and customers. For additional discussion regarding risks associated with price volatility and economic deterioration, see Part I, Item 1A “Risk Factors” in our 2022 Form 10-K.
COVID-19 Pandemic and Impact on Global Demand for Natural Gas and Oil
The global spread of COVID-19 created significant volatility, uncertainty, and economic disruption commencing in 2020, and threatens to continue to do so in 2023. While we cannot predict the full impact that COVID-19 and its variants, or the related disruption and volatility in the natural gas and oil markets may have on our business, cash flows, liquidity, financial condition and results of operations, we believe our cost structure and liquidity position us well to address continued price and demand volatility. For additional discussion regarding risks and impacts associated with the COVID-19 pandemic, see Part I, Item 1A “Risk Factors” in our 2022 Form 10-K.

Liquidity and Capital Resources
Liquidity Overview
Our primary sources of capital resources and liquidity are internally generated cash flows from operations and borrowings under our credit agreements, and our primary uses of cash are for the development of our natural gas and oil properties, acquisitions of additional natural gas properties and return of value to stockholders through dividends and equity repurchases. We believe our cash flow from operations, proceeds from our recent Eagle Ford divestitures, cash on hand and borrowing capacity under the New Credit Facility, as discussed below, will provide sufficient liquidity during the next 12 months and the foreseeable future. As of March 31, 2023, we had $2.1 billion of liquidity available, including $130 million of cash on hand and $2.0 billion of aggregate unused borrowing capacity available under the New Credit Facility. As of March 31, 2023, we had no outstanding borrowings under our New Credit Facility. See Note 4 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion of our debt obligations, including the carrying and fair value of our senior notes.
Dividends
We paid dividends of $175 million on our common stock during the first three months of 2023. See Note 9 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion.
On May 2, 2023, we declared a quarterly dividend payable of $1.18 per share, which will be paid on June 6, 2023 to stockholders of record at the close of business on May 18, 2023. The dividend consists of a base quarterly dividend in the amount of $0.55 per share and a variable quarterly dividend in the amount of $0.63 per share.
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

Contractual Obligations and Off-Balance Sheet Arrangements
As of March 31, 2023, our material contractual obligations include repayment of senior notes, derivative obligations, asset retirement obligations, lease obligations, capital commitments relating to our investments, undrawn letters of credit and various other commitments we enter into in the ordinary course of business that could result in future cash obligations. In addition, we have contractual commitments with midstream companies and pipeline carriers for future gathering, processing and transportation of natural gas, oil and NGL to move certain of our production to market. The estimated gross undiscounted future commitments under these agreements were approximately $4.2 billion as of March 31, 2023. As discussed above, we believe our existing sources of liquidity will be sufficient to fund our near and long-term contractual obligations. See Notes 4, 5, 11 and 12 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion.
New Credit Facility
On December 9, 2022, the Company, as borrower, entered into a senior secured reserve-based credit agreement providing for the New Credit Facility which features an initial borrowing base of $3.5 billion and aggregate commitments of $2.0 billion. Subject to certain exceptions, the borrowing base will be redetermined semi-annually in or around April and October of each year. The New Credit Facility provides for a $200 million sublimit available for the issuance of letters of credit and a $50 million sublimit available for swingline loans. Borrowings under the credit agreement may be alternate base rate loans or term SOFR loans, at the Company’s election. The New Credit Facility contains certain features that, upon receipt and maintenance of investment grade ratings from S&P, Moody’s and/or Fitch and the satisfaction of certain other conditions, result in the removal or relaxation of specified negative and financial covenants, among other favorable adjustments. See Note 4 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion.
Capital Expenditures
For the year ending December 31, 2023, we currently expect to bring or have online approximately 145 to 165 gross wells across 10 to 12 rigs and plan to invest between approximately $1.765 – $1.835 billion in capital expenditures. We expect that approximately 85% of our 2023 capital expenditures will be directed toward our natural gas assets. We currently plan to fund our 2023 capital program through cash on hand, expected cash flow from our operations and borrowings under our New Credit Facility. We may alter or change our plans with respect to our capital program and expected capital expenditures based on developments in our business, our financial position, our industry, or any of the markets in which we operate.

Sources and (Uses) of Cash and Cash Equivalents
The following table presents the sources and uses of our cash and cash equivalents for the periods presented:

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Cash provided by operating activities	$889	$853
Proceeds from divestitures of property and equipment	931	403
Proceeds from Exit Credit Facility, net	—	500
Proceeds from warrant exercise	—	1
Capital expenditures	(497)	(344)
Business combination, net	—	(2,006)
Contributions to investments	(39)	—
Payments on New Credit Facility, net	(1,050)	—
Cash paid to repurchase and retire common stock	(54)	(83)
Cash paid for common stock dividends	(175)	(210)
Net increase (decrease) in cash, cash equivalents and restricted cash	$5	$(886)
Cash Flow from Operating Activities
Cash provided by operating activities was $889 million and $853 million during the first three months of 2023 and 2022, respectively. The increase during the first three months of 2023 is primarily due to increased sales volumes in Marcellus primarily due to the Marcellus Acquisition and timing of cash receipts, partially offset by lower prices for the natural gas, oil and NGL we sold. Cash flows from operations are largely affected by the same factors that affect our net income, excluding various non-cash items, such as depreciation, depletion and amortization, certain impairments, gains or losses on sales of assets, deferred income taxes and mark-to-market changes in our open derivative instruments. See further discussion below under Results of Operations.
Proceeds from Divestitures of Property and Equipment
During the first three months of 2023, we sold a portion of our Eagle Ford assets to WildFire Energy I LLC. During the first three months of 2022, we sold our Powder River Basin assets to Continental Resources, Inc. See Note 2 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion.
Proceeds from Exit Credit Facility, net
During the first three months of 2022, we borrowed a net $500 million on the Exit Credit Facility to fund a portion of the Marcellus Acquisition.
Capital Expenditures
Our capital expenditures increased during the first three months of 2023 compared to the first three months of 2022, primarily as a result of increased drilling and completion activity across all operating areas, as well as inflation-related cost increases for goods and services.
Business Combination
During the first three months of 2022, we closed the Marcellus Acquisition for approximately $2 billion and 9.4 million shares of our common stock. See Note 2 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion.
Contributions to Investments
During the first three months of 2023, contributions to investments primarily consisted of $39 million, which we contributed to our investment with Momentum Sustainable Ventures LLC to build a new natural gas gathering pipeline and carbon capture project. See Note 12 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion.

Payments on New Credit Facility, net
During the first three months of 2023, we made net repayments of $1,050 million on the New Credit Facility, utilizing a portion of the divestiture proceeds from the sale of a portion of our Eagle Ford assets and also from internally generated cash provided by operating activities.
Cash Paid to Repurchase and Retire Common Stock
In March 2022, we commenced our share repurchase program. During the first three months of 2023, we repurchased 0.8 million shares for an aggregate price of $60 million, which is inclusive of shares for which cash settlement occurred in early April 2023. During the first three months of 2022, we repurchased 1 million shares of common stock for an aggregate price of $83 million. The repurchased shares of common stock were retired and recorded as a reduction to common stock and retained earnings.
Cash Paid for Common Stock Dividends
As part of our dividend program, we paid common stock base dividends of $75 million and common stock variable dividends of $100 million during the first three months of 2023.

Results of Operations
Natural Gas, Oil and NGL Production and Average Sales Prices

	Three Months Ended March 31, 2023
	Natural Gas		Oil		NGL		Total
	MMcf per day	$/Mcf	MBbl per day	$/Bbl	MBbl per day	$/Bbl	MMcfe per day	$/Mcfe
Marcellus	1,974	3.47	—	—	—	—	1,974	3.47
Haynesville	1,549	2.88	—	—	—	—	1,549	2.88
Eagle Ford	128	1.97	54	76.82	16	26.71	546	8.82
Total	3,651	3.17	54	76.82	16	26.71	4,069	3.97

Average NYMEX Price		3.42		76.13
Average Realized Price (including realized derivatives)		2.74		66.79		26.71		3.45

	Three Months Ended March 31, 2022
	Natural Gas		Oil		NGL		Total
	MMcf per day	$/Mcf	MBbl per day	$/Bbl	MBbl per day	$/Bbl	MMcfe per day	$/Mcfe
Marcellus	1,452	4.66	—	—	—	—	1,452	4.66
Haynesville	1,625	4.46	—	—	—	—	1,625	4.46
Eagle Ford	129	4.04	52	95.00	16	41.09	540	11.44
Powder River Basin	41	5.45	8	95.18	3	53.96	102	10.66
Total	3,247	4.54	60	95.02	19	43.05	3,719	5.72

Average NYMEX Price		4.95		94.29
Average Realized Price (including realized derivatives)		3.08		65.64		43.05		3.96

Natural Gas, Oil and NGL Sales

	Three Months Ended March 31, 2023
	Natural Gas	Oil	NGL	Total
Marcellus	$617	$—	$—	$617
Haynesville	402	—	—	402
Eagle Ford	23	373	38	434
Total natural gas, oil and NGL sales	$1,042	$373	$38	$1,453

	Three Months Ended March 31, 2022
	Natural Gas	Oil	NGL	Total
Marcellus	$609	$—	$—	$609
Haynesville	652	—	—	652
Eagle Ford	47	450	57	554
Powder River Basin	20	66	13	99
Total natural gas, oil and NGL sales	$1,328	$516	$70	$1,914

Natural gas, oil and NGL sales during the first three months of 2023 decreased $461 million compared to the first three months of 2022. Lower average prices, which were consistent with the downward trend in index prices for all products, drove a $512 million decrease during the first three months of 2023. Additionally, the Powder River Basin divestiture and lower sales volumes in Haynesville resulted in decreases of $99 million and $19 million, respectively. Partially offsetting these decreases was an increase of $162 million due to increased sales volumes in

Marcellus, primarily due to the Marcellus Acquisition in March 2022, and an increase of $7 million due to increased Eagle Ford sales volumes.
Production Expenses

	Three Months Ended March 31, 2023		Three Months Ended March 31, 2022
		$/Mcfe		$/Mcfe
Marcellus	$24	0.13	$13	0.10
Haynesville	47	0.34	32	0.22
Eagle Ford	60	1.23	55	1.15
Powder River Basin	—	—	10	0.94
Total production expenses	$131	0.36	$110	0.33
Production expenses during the first three months of 2023 increased $21 million as compared to the first three months of 2022. The increase was primarily due to an increase in saltwater disposal expenses, workovers and other preventative maintenance in Eagle Ford and Haynesville, as well as the Marcellus Acquisition in March 2022. These increases were partially offset by the divestiture of the Powder River Basin assets in March 2022.

Gathering, Processing and Transportation Expenses

	Three Months Ended March 31, 2023		Three Months Ended March 31, 2022
		$/Mcfe		$/Mcfe
Marcellus	$111	0.62	$71	0.54
Haynesville	68	0.49	65	0.45
Eagle Ford	85	1.73	84	1.73
Powder River Basin	—	—	22	2.32
Total GP&T	$264	0.72	$242	0.72
Gathering, processing and transportation expenses during the first three months of 2023 increased $22 million as compared to the first three months of 2022. Marcellus increased $40 million, primarily due to the Marcellus Acquisition in March 2022, while the divestiture of the Powder River Basin assets in March 2022 resulted in a decrease of $22 million.

Severance and Ad Valorem Taxes

	Three Months Ended March 31, 2023		Three Months Ended March 31, 2022
		$/Mcfe		$/Mcfe
Marcellus	$5	0.03	$4	0.03
Haynesville	34	0.24	12	0.09
Eagle Ford	30	0.60	36	0.75
Powder River Basin	—	—	11	1.09
Total severance and ad valorem taxes	$69	0.19	$63	0.19
Severance and ad valorem taxes during the first three months of 2023 increased $6 million as compared to the first three months of 2022. Legislative action led to changes in the Haynesville severance and ad valorem tax rates, which resulted in an increase of $20 million during the first three months of 2023. These increases were partially offset by an $11 million decrease attributable to the divestiture of the Powder River Basin assets.

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

	Three Months Ended March 31, 2023		Three Months Ended March 31, 2022
		$/Mcfe		$/Mcfe
Marcellus	$477	2.69	$521	3.99
Haynesville	253	1.81	543	3.70
Eagle Ford	259	5.26	379	7.81
Powder River Basin	—	—	56	6.31
Adjusted gross margin	$989	2.70	$1,499	4.48

Natural Gas and Oil Derivatives

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Natural gas derivatives - realized losses	$(140)	$(428)
Natural gas derivatives - unrealized gains (losses)	1,021	(1,372)
Total gains (losses) on natural gas derivatives	$881	$(1,800)

Oil derivatives - realized losses	$(49)	$(159)
Oil derivatives - unrealized gains (losses)	98	(166)
Total gains (losses) on oil derivatives	49	(325)
Total gains (losses) on natural gas and oil derivatives	$930	$(2,125)
See Note 11 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for a discussion of our derivative activity.

General and Administrative Expenses

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022

Total G&A, net	$35	$26
G&A, net per Mcfe	$0.09	$0.08
Total general and administrative expenses, net during the first three months of 2023 increased $9 million compared to the first three months of 2022, primarily due to adjustments in employee benefits and compensation as well as increases in other corporate expenses.

Depreciation, Depletion and Amortization

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
DD&A	$390	$409
DD&A per Mcfe	$1.06	$1.22
The absolute and per unit decreases in depreciation, depletion and amortization for the first three months of 2023 compared to the first three months of 2022, are primarily related to our Eagle Ford divestitures, partially offset by an increase related to the Marcellus Acquisition in March 2022. We cease recording depreciation on assets that are classified as held for sale.

Other Operating Expense, Net

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Other operating expense, net	$3	$23
During the first three months of 2022, we recognized approximately $23 million of costs related to our Marcellus Acquisition, which included consulting fees, financial advisory fees, legal fees and change in control expense in accordance with Chief’s existing employment agreements.
Interest Expense

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022

Interest expense on debt	$46	$38
Amortization of premium, issuance costs and other	(2)	(1)
Capitalized interest	(7)	(5)
Total interest expense	$37	$32
The increase in total interest expense during the first three months of 2023 compared to the first three months of 2022 was primarily due to higher average debt outstanding between periods.
Income Taxes

Income tax expense was $404 million for the first three months of 2023. Of this amount, $26 million was the result of projecting current federal and state income taxes, predominately as a result of taxable gains on closed divestitures, and the remainder is related to projections of deferred federal and state income taxes. An income tax benefit of $46 million was recorded during the first three months of 2022. A tax benefit was recorded during the first three months of 2022 due to the application of our estimated annual effective tax rate to the book net loss before income taxes recorded during the first three months of 2022. Our effective income tax was 22.5% and 5.7% during the first three months of 2023 and 2022, respectively. The fluctuation in the effective tax rate is mainly because we are no longer maintaining a full valuation allowance against our deferred tax assets during the first three months of 2023 as we were during the first three months of 2022. Our effective tax rate can also fluctuate as a result of the impact of discrete items, state income taxes and permanent differences. See Note 8 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for a discussion of income taxes.

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

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022

Gross margin (GAAP)
Natural gas, oil and NGL sales	$1,453	$1,914
Less:
Production expenses	(131)	(110)
Gathering, processing and transportation expenses	(264)	(242)
Severance and ad valorem taxes	(69)	(63)
Depreciation, depletion and amortization	(390)	(409)
Gross margin (GAAP)	599	1,090
Add back: Depreciation, depletion and amortization	390	409
Adjusted gross margin (Non-GAAP)	$989	$1,499

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
Although we believe the expectations and forecasts reflected in our forward-looking statements are reasonable, they are inherently subject to numerous risks and uncertainties, most of which are difficult to predict and many of which are beyond our control. No assurance can be given that such forward-looking statements will be correct or achieved or that the assumptions are accurate or will not change over time. Particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include:
•the impact of inflation and commodity price volatility resulting from Russia’s invasion of Ukraine, COVID-19 and related labor and supply chain constraints, along with the effects of the current global economic environment, including impacts from higher interest rates and recent bank closures and liquidity concerns at certain financial institutions, on our business, financial condition, employees, contractors, vendors and the global demand for natural gas and oil and U.S. and on world financial markets;
•our ability to comply with the covenants under the credit agreement for our New Credit Facility and other indebtedness;
•risks related to acquisitions or dispositions, or potential acquisitions or dispositions;
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
•the ability to execute on our business strategy following emergence from bankruptcy; and
•other factors that are described under Risk Factors in Item 1A of our 2022 Form 10-K.
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
Our natural gas, oil and NGL revenues during the first three months of 2023, excluding any effect of our derivative instruments, were $1,042 million, $373 million and $38 million, respectively. Based on production, natural gas, oil and NGL revenue for the first three months of 2023 would have increased or decreased by approximately $104 million, $37 million, and $4 million, respectively, for each 10% increase or decrease in prices. As of March 31, 2023, the fair values of our natural gas and oil derivatives were net assets of $508 million and $11 million, respectively. A 10% increase in forward natural gas prices would decrease the valuation of natural gas derivatives by approximately $256 million. A 10% decrease in forward natural gas prices would increase the valuation of natural gas derivatives by approximately $260 million. A 10% increase in forward oil prices would decrease the valuation of oil derivatives by approximately $8 million. A 10% decrease in forward oil prices would increase the valuation of oil derivatives by approximately $9 million. See Note 11 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further information on our open derivative positions.
Interest Rate Risk
Our exposure to interest rate changes relates primarily to borrowings under our New Credit Facility for the first three months of 2023 and the Exit Credit Facility for the first three months of 2022. Interest is payable on borrowings under each respective credit facility based on floating rates. See Note 4 of the notes to our condensed consolidated financial statements included in Item 1 of Part 1 of this report for additional information. As of March 31, 2023, we did not have any outstanding borrowings under our New Credit Facility.

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
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2023 that our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the period covered by this quarterly report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings
Business Operations and Litigation and Regulatory Proceedings
We are involved in various pre-petition lawsuits and disputes incidental to our business operations, including commercial disputes, personal injury claims, royalty claims, property damage claims and contract actions. The majority of these prepetition legal proceedings were settled during the Chapter 11 Cases or will be resolved in connection with the claims reconciliation process before the Bankruptcy Court, together with actions seeking to collect pre-petition indebtedness or to exercise control over the property of the Company’s bankruptcy estates. Any allowed claim related to such litigation will be treated in accordance with the Plan. We were involved in a number of litigation and regulatory proceedings as of the Petition Date. Many of these proceedings were in early stages, and many of them sought damages and penalties, the amount of which is currently indeterminate. See Note 5 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for information regarding our estimation and provision for potential losses related to litigation and regulatory proceedings. Commencement of the Chapter 11 Cases automatically stayed the proceedings and actions against us that are referred to above. The Plan in the Chapter 11 Cases, which became effective on February 9, 2021, provided for the treatment of claims against the Company’s bankruptcy estates, including pre-petition liabilities that had not been satisfied or addressed during the Chapter 11 Cases.
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

Our business has many risks. Factors that could materially adversely affect our business, financial condition, operating results or liquidity and the trading price of our common stock are described under “Risk Factors” in Item 1A of our 2022 Form 10-K. This information should be considered carefully, together with other information in this report and other reports and materials we file with the SEC.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of Equity Securities
On December 2, 2021, we announced that our Board of Directors authorized the repurchase of up to $1.0 billion in aggregate value of our common stock and/or warrants from time to time. In June 2022, our Board of Directors authorized an increase in the size of the share repurchase program from $1.0 billion to $2.0 billion in aggregate value of our common stock and/or warrants. The repurchase authorization permits repurchases on a discretionary basis as determined by management, subject to market conditions, applicable legal requirements, available liquidity, compliance with the Company’s debt agreements and other appropriate factors. The share repurchase program expires on December 31, 2023. The following table provides information regarding purchases of our common stock made by us during the quarter ended March 31, 2023.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1 - January 31	—	$—	—	$927
February 1 - February 28	—	$—	—	$927
March 1 - March 31	792,543	$74.95	792,543	$867
Total	792,543	$74.95	792,543

ITEM 3.	Defaults Upon Senior Securities
None.

ITEM 4.	Mine Safety Disclosures
The information concerning mine safety violations and other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95.1 to this Form 10-Q. On March 20, 2023, we divested our mining assets to WildFire Energy I LLC.

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

CHESAPEAKE ENERGY CORPORATION

Date: May 2, 2023	By:	/s/ DOMENIC J. DELL’OSSO, JR.
Domenic J. Dell’Osso, Jr. President and Chief Executive Officer

Date: May 2, 2023	By:	/s/ MOHIT SINGH
Mohit Singh Executive Vice President and Chief Financial Officer