Form 10-Q
period 2023-06-30
CHESAPEAKE ENERGY CORP
filed 2023-08-01
CIK 895126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐      No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☒ No ☐
As of July 31, 2023, there were 132,356,423 shares of our $0.01 par value common stock outstanding.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
INDEX TO FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

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
“Current Period” means the six months ended June 30, 2023.
“Current Quarter” means the three months ended June 30, 2023.
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
“LNG” means liquefied natural gas.
“LTIP” means the Chesapeake Energy Corporation 2021 Long-Term Incentive Plan.
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
“Prior Period” means the six months ended June 30, 2022.
“Prior Quarter” means the three months ended June 30, 2022.
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
“Vine Acquisition” means Chesapeake’s acquisition of Vine Energy Inc. which closed on November 1, 2021.
“Warrants” means collectively, the Class A Warrants, Class B Warrants and Class C Warrants.
“/Bbl” means per barrel.
“/Mcf” means per Mcf.
“/Mcfe” means per Mcfe.

PART I. FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements
CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

($ in millions, except per share data)	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$903	$130
Restricted cash	72	62
Accounts receivable, net	671	1,438
Short-term derivative assets	417	34
Assets held for sale	—	819
Other current assets	157	215
Total current assets	2,220	2,698
Property and equipment:
Natural gas and oil properties, successful efforts method
Proved natural gas and oil properties	11,201	11,096
Unproved properties	2,000	2,022
Other property and equipment	501	500
Total property and equipment	13,702	13,618
Less: accumulated depreciation, depletion and amortization	(3,049)	(2,431)
Total property and equipment, net	10,653	11,187
Long-term derivative assets	78	47
Deferred income tax assets	952	1,351
Other long-term assets	526	185
Total assets	$14,429	$15,468

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$642	$603
Accrued interest	39	42
Short-term derivative liabilities	26	432
Other current liabilities	944	1,627
Total current liabilities	1,651	2,704
Long-term debt, net	2,036	3,093
Long-term derivative liabilities	29	174
Asset retirement obligations, net of current portion	277	323
Other long-term liabilities	40	50
Total liabilities	4,033	6,344
Contingencies and commitments (Note 5)
Stockholders' equity:
Common stock, $0.01 par value, 450,000,000 shares authorized: 132,684,741 and 134,715,094 shares issued	1	1
Additional paid-in capital	5,726	5,724
Retained earnings	4,669	3,399
Total stockholders' equity	10,396	9,124
Total liabilities and stockholders' equity	$14,429	$15,468
The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

($ in millions, except per share data)	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Revenues and other:
Natural gas, oil and NGL	$649	$2,790	$2,102	$4,704
Marketing	611	1,223	1,263	2,090
Natural gas and oil derivatives	159	(514)	1,089	(2,639)
Gains on sales of assets	472	21	807	300
Total revenues and other	1,891	3,520	5,261	4,455
Operating expenses:
Production	89	118	220	228
Gathering, processing and transportation	207	274	471	516
Severance and ad valorem taxes	40	57	109	120
Exploration	8	7	15	12
Marketing	611	1,228	1,262	2,079
General and administrative	31	36	66	62
Separation and other termination costs	3	—	3	—
Depreciation, depletion and amortization	376	451	766	860
Other operating expense, net	9	8	12	31
Total operating expenses	1,374	2,179	2,924	3,908
Income from operations	517	1,341	2,337	547
Other income (expense):
Interest expense	(22)	(36)	(59)	(68)
Other income	23	9	33	25
Total other income (expense)	1	(27)	(26)	(43)
Income before income taxes	518	1,314	2,311	504
Income tax expense	127	77	531	31
Net income available to common stockholders	$391	$1,237	$1,780	$473
Earnings per common share:
Basic	$2.93	$9.75	$13.27	$3.82
Diluted	$2.73	$8.27	$12.36	$3.25
Weighted average common shares outstanding (in thousands):
Basic	133,514	126,814	134,125	123,826
Diluted	143,267	149,532	144,007	145,534
The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

($ in millions)	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Cash flows from operating activities:
Net income	$1,780	$473
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	766	860
Deferred income tax expense	399	—
Derivative (gains) losses, net	(1,089)	2,639
Cash payments on derivative settlements, net	(49)	(1,611)
Share-based compensation	16	10
Gains on sales of assets	(807)	(300)
Exploration	8	10
Other	21	5
Changes in assets and liabilities	359	(324)
Net cash provided by operating activities	1,404	1,762
Cash flows from investing activities:
Capital expenditures	(1,027)	(759)
Business combination, net	—	(2,006)
Contributions to investments	(88)	—
Proceeds from divestitures of property and equipment	1,963	403
Net cash provided by (used in) investing activities	848	(2,362)
Cash flows from financing activities:
Proceeds from New Credit Facility	1,125	—
Payments on New Credit Facility	(2,175)	—
Proceeds from Exit Credit Facility	—	4,550
Payments on Exit Credit Facility	—	(3,775)
Funds held for transition services	97	—
Proceeds from warrant exercise	—	3
Cash paid to repurchase and retire common stock	(181)	(558)
Cash paid for common stock dividends	(335)	(508)
Net cash used in financing activities	(1,469)	(288)
Net increase (decrease) in cash, cash equivalents and restricted cash	783	(888)
Cash, cash equivalents and restricted cash, beginning of period	192	914
Cash, cash equivalents and restricted cash, end of period	$975	$26

Cash and cash equivalents	$903	$17
Restricted cash	72	9
Total cash, cash equivalents and restricted cash	$975	$26

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(Unaudited)

Supplemental disclosures to the condensed consolidated statements of cash flows are presented below:

($ in millions)	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Supplemental cash flow information:
Interest paid, net of capitalized interest	$68	$69
Income taxes paid (refunds) received, net	$(60)	$113

Supplemental disclosure of significant non-cash investing and financing activities:
Change in accrued drilling and completion costs	$31	$106
Common stock issued for business combination	$—	$764
Operating lease obligations recognized	$65	$25

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock
($ in millions)	Shares	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity
Balance as of December 31, 2022	134,715,094	$1	$5,724	$3,399	$9,124
Share-based compensation	92,048	—	5	—	5
Issuance of common stock for warrant exercise	4,654	—	—	—	—
Repurchase and retirement of common stock	(792,543)	—	—	(60)	(60)
Net income	—	—	—	1,389	1,389
Dividends on common stock	—	—	—	(175)	(175)
Balance as of March 31, 2023	134,019,253	$1	$5,729	$4,553	$10,283
Share-based compensation	109,012	—	7	—	7
Issuance of common stock for warrant exercise	878	—	—	—	—
Repurchase and retirement of common stock	(1,444,402)	—	(10)	(115)	(125)
Net income	—	—	—	391	391
Dividends on common stock	—	—	—	(160)	(160)
Balance as of June 30, 2023	132,684,741	$1	$5,726	$4,669	$10,396

Balance as of December 31, 2021	117,917,349	$1	$4,845	$825	$5,671
Issuance of common stock for Marcellus Acquisition	9,442,185	—	764	—	764
Share-based compensation	23,169	—	5	—	5
Issuance of common stock for warrant exercise	669,669	—	1	—	1
Repurchase and retirement of common stock	(1,000,000)	—	—	(83)	(83)
Net loss	—	—	—	(764)	(764)
Dividends on common stock	—	—	—	(211)	(211)
Balance as of March 31, 2022	127,052,372	$1	$5,615	$(233)	$5,383
Share-based compensation	146,054	—	3	—	3
Issuance of common stock for warrant exercise	166,606	—	1	—	1
Issuance of reserved common stock and warrants	36,951	—	—	—	—
Repurchase and retirement of common stock	(5,811,727)	—	—	(515)	(515)
Net income	—	—	—	1,237	1,237
Dividends on common stock	—	—	—	(301)	(301)
Balance as of June 30, 2022	121,590,256	$1	$5,619	$188	$5,808
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
This Quarterly Report on Form 10-Q (this “Form 10-Q”) relates to our financial position as of June 30, 2023 and December 31, 2022, and our results of operations for the three months ended June 30, 2023 (“Current Quarter”), the six months ended June 30, 2023 (“Current Period”), the three months ended June 30, 2022 (“Prior Quarter”) and the six months ended June 30, 2022 (“Prior Period”). Our annual report on Form 10-K for the year ended December 31, 2022 (“2022 Form 10-K”) should be read in conjunction with this Form 10-Q. The accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair statement of our condensed consolidated financial statements and accompanying notes and include the accounts of our direct and indirect wholly owned subsidiaries and entities in which we have a controlling financial interest. Intercompany accounts and balances have been eliminated. For the time periods covered by this Form 10-Q, we did not have any changes or items impacting other comprehensive income.
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
Restricted Cash
As of June 30, 2023, we had restricted cash of $72 million. Our restricted cash represents funds legally restricted for payment of certain convenience class unsecured claims following our emergence from bankruptcy, as well as for future payment of certain royalties.
Assets Held for Sale
We may market certain non-core natural gas and oil assets or other properties for sale. At the end of each reporting period, we evaluate if these assets should be classified as held for sale. The held for sale criteria includes the following: management commits to a plan to sell, the asset is available for immediate sale, an active program to locate a buyer exists, the sale of the asset is probable and expected to be completed within a year, the asset is actively being marketed for sale and that it is unlikely that significant changes to the plan will be made. If each of the criteria are met, then the assets and associated liabilities are classified as held for sale. Additionally, once assets are classified as held for sale, we cease depreciation on those related assets. See Note 2 for further discussion.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

2.	Natural Gas and Oil Property Transactions

Marcellus Acquisition

On March 9, 2022, we closed the Marcellus Acquisition for total consideration of approximately $2.77 billion, consisting of approximately $2 billion in cash, including working capital adjustments and approximately 9.4 million shares of our common stock, to acquire high quality producing assets and a deep inventory of premium drilling locations in the prolific Marcellus Shale in Northeast Pennsylvania. The Marcellus Acquisition was indebtedness free, effective as of January 1, 2022, and was subject to customary purchase price adjustments. We funded the cash portion of the consideration with cash on hand and $914 million of borrowings under the Company’s Exit Credit Facility. During the Prior Period, we recognized approximately $33 million of costs related to the Marcellus Acquisition, which included integration costs, consulting fees, financial advisory fees, legal fees and change in control expense in accordance with Chief’s existing employment agreements. These acquisition-related costs are included within other operating expense, net within our condensed consolidated statements of operations.

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
Marcellus Acquisition Revenues and Expenses Subsequent to Acquisition
For the period from March 10, 2022 to June 30, 2022, we included in our condensed consolidated statements of operations natural gas, oil and NGL revenues of $473 million, net losses on natural gas and oil derivatives of $312 million, and direct operating expenses of $178 million, including depreciation, depletion and amortization related to the Marcellus Acquisition businesses.
Pro Forma Financial Information
As the Marcellus Acquisition closed on March 9, 2022, the condensed consolidated statements of operations for the Prior Quarter and Current Period include all activity related to the acquired properties. The following unaudited pro forma financial information is based on our historical consolidated financial statements adjusted to reflect as if the Marcellus Acquisition occurred on January 1, 2022. The information below reflects pro forma adjustments based on available information and certain assumptions that we believe are reasonable, including the estimated tax impact of the pro forma adjustments.

Six Months Ended June 30, 2022
Revenues	$4,455
Net income available to common stockholders	$369
Earnings per common share:
Basic	$2.90
Diluted	$2.48

Eagle Ford Divestitures
In January 2023, we entered into an agreement to sell a portion of our Eagle Ford assets to WildFire Energy I LLC for approximately $1.425 billion, subject to customary closing adjustments. Approximately $225 million of the purchase price was recorded as deferred consideration and treated as a non-interest-bearing note to be paid in installments of $60 million per year for the next three years, with $45 million to be paid in the fourth year following the transaction close date. The deferred consideration is recorded at fair value with an imputed rate of interest as a Level 2 input, and approximately $56 million of the deferred consideration is reflected within other current assets and approximately $128 million is reflected within other long-term assets on the condensed consolidated balance sheets as of June 30, 2023. The divestiture, which closed on March 20, 2023 (with an effective date of October 1, 2022), resulted in a gain of approximately $337 million, inclusive of post-closing adjustments, based on the difference between the carrying value of the assets and consideration received. As of December 31, 2022, approximately $811 million of property and equipment, net, and $8 million of other assets were classified as assets held for sale on the condensed consolidated balance sheets. Additionally, approximately $65 million of derivative liabilities, $57 million of asset retirement obligations and $22 million of other liabilities were classified as held for sale and included within other current liabilities on the condensed consolidated balance sheets as of December 31, 2022.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
In February 2023, we entered into an agreement to sell a portion of our remaining Eagle Ford assets to INEOS Upstream Holdings Limited (“INEOS Energy”) for approximately $1.4 billion, subject to customary closing adjustments. Approximately $225 million of the purchase price was recorded as deferred consideration and treated as a non-interest-bearing note to be paid in installments of approximately $56 million per year for the next four years. The deferred consideration is recorded at fair value with an imputed rate of interest as a Level 2 input, and approximately $53 million of the deferred consideration is reflected within other current assets and approximately $139 million is reflected within other long-term assets on the condensed consolidated balance sheets as of June 30, 2023. The divestiture, which closed on April 28, 2023 (with an effective date of October 1, 2022), resulted in a gain of approximately $470 million, based on the difference between the carrying value of the assets and consideration received. Included within the liabilities assumed by INEOS Energy was approximately $53 million of asset retirement obligations. As part of the transition services agreement related to this divestiture, we have continued to collect and disburse cash on behalf of the parties in the divested properties. On our condensed consolidated balance sheets as of June 30, 2023, cash and cash equivalents includes approximately $97 million representing the net of cash inflows and outflows associated with these properties, with the corresponding liabilities reflected in accounts payable and other current liabilities.
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
Basic earnings per common share is computed by dividing the net income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share is calculated in the same manner but includes the impact of potentially dilutive securities. Potentially dilutive securities consists of issuable shares related to warrants, unvested restricted stock units (“RSUs”), and unvested performance share units (“PSUs”).
The reconciliations between basic and diluted earnings per share are as follows:

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Numerator
Net income available to common stockholders, basic and diluted	$391	$1,237	$1,780	$473

Denominator (in thousands)
Weighted average common shares outstanding, basic	133,514	126,814	134,125	123,826
Effect of potentially dilutive securities
Warrants	9,497	22,322	9,529	21,295
Restricted stock units	208	349	306	368
Performance share units	48	47	47	45
Weighted average common shares outstanding, diluted	143,267	149,532	144,007	145,534

Earnings per common share:
Basic	$2.93	$9.75	$13.27	$3.82
Diluted	$2.73	$8.27	$12.36	$3.25

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
During the Current Quarter and Current Period, the diluted earnings per share calculation excludes the effect of 789,458 reserved shares of common stock and 1,489,337 reserved Class C Warrants related to the settlement of General Unsecured Claims associated with the Chapter 11 Cases, as all necessary conditions had not been met for such shares to be considered dilutive shares.
During the Prior Quarter and Prior Period, the diluted earnings per share calculation excludes the effect of 1,191,877 reserved shares of common stock and 2,248,726 reserved Class C Warrants related to the settlement of General Unsecured Claims associated with the Chapter 11 Cases, as all necessary conditions had not been met for such shares to be considered dilutive shares during the Prior Quarter and Prior Period.

4.	Debt
Our long-term debt consisted of the following as of June 30, 2023 and December 31, 2022:

	June 30, 2023		December 31, 2022
	Carrying Amount	Fair Value(a)	Carrying Amount	Fair Value(a)
New Credit Facility	$—	$—	$1,050	$1,050
5.50% senior notes due 2026	500	487	500	485
5.875% senior notes due 2029	500	475	500	475
6.75% senior notes due 2029	950	943	950	917
Premiums on senior notes	92	—	100	—
Debt issuance costs	(6)	—	(7)	—
Total long-term debt, net	$2,036	$1,905	$3,093	$2,927
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

The New Credit Facility is subject to customary events of default, remedies, and cure rights for credit facilities of this nature. The Company has no additional secured debt outstanding as of June 30, 2023.

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
The majority of the Company’s pre-petition legal proceedings were settled during the Chapter 11 Cases or will be resolved in connection with the claims reconciliation process before the Bankruptcy Court, together with actions seeking to collect pre-petition indebtedness or to exercise control over the property of the Company’s bankruptcy estates. Any allowed claim related to such litigation will be treated in accordance with the Plan. The Plan in the Chapter 11 Cases, which became effective on February 9, 2021, provided for the treatment of claims against the Company’s bankruptcy estates, including pre-petition liabilities that had not been satisfied or addressed during the Chapter 11 Cases. Many of these proceedings were in early stages, and many of them sought damages and penalties, the amount of which is indeterminate.
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
The aggregate undiscounted commitments under our gathering, processing and transportation agreements, excluding any reimbursement from working interest and royalty interest owners, credits for third-party volumes or future costs under cost-of-service agreements, are presented below:

June 30, 2023
Remainder of 2023	$161
2024	352
2025	323
2026	303
2027	276
2028-2036	1,321
Total	$2,736
During the Current Quarter, certain gathering, processing and transportation agreements were transferred to the buyer of a portion of our Eagle Ford assets. In addition, we have long-term agreements for certain natural gas gathering and related services within specified acreage dedication areas in exchange for cost-of-service based fees redetermined annually, or tiered fees based on volumes delivered relative to scheduled volumes. Future gathering fees may vary with the applicable agreement.
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

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

6.	Other Current Liabilities
Other current liabilities as of June 30, 2023 and December 31, 2022 are detailed below:

	June 30, 2023	December 31, 2022
Revenues and royalties due others	$362	$734
Accrued drilling and production costs	243	253
Accrued hedging costs	—	109
Accrued compensation and benefits	43	72
Taxes payable	132	84
Operating leases	85	86
Joint interest prepayments received	13	34
Current liabilities held for sale(a)	—	144
Other	66	111
Total other current liabilities	$944	$1,627
_________________________________________
(a)Current liabilities held for sale are associated with the divestiture transactions related to our Eagle Ford assets. See Note 2 for additional information.

7.	Revenue
The following table shows revenue disaggregated by operating area and product type:

	Three Months Ended June 30, 2023
	Natural Gas	Oil	NGL	Total
Marcellus	$250	$—	$—	$250
Haynesville	256	—	—	256
Eagle Ford	18	104	21	143
Natural gas, oil and NGL revenue	$524	$104	$21	$649

Marketing revenue	$188	$382	$41	$611

	Three Months Ended June 30, 2022
	Natural Gas	Oil	NGL	Total
Marcellus	$1,152	$—	$—	$1,152
Haynesville	988	—	—	988
Eagle Ford	85	503	62	650
Natural gas, oil and NGL revenue	$2,225	$503	$62	$2,790

Marketing revenue	$637	$508	$78	$1,223

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Six Months Ended June 30, 2023
	Natural Gas	Oil	NGL	Total
Marcellus	$867	$—	$—	$867
Haynesville	658	—	—	658
Eagle Ford	41	477	59	577
Natural gas, oil and NGL revenue	$1,566	$477	$59	$2,102

Marketing revenue	$516	$669	$78	$1,263

	Six Months Ended June 30, 2022
	Natural Gas	Oil	NGL	Total
Marcellus	$1,761	$—	$—	$1,761
Haynesville	1,640	—	—	1,640
Eagle Ford	132	953	119	1,204
Powder River Basin	20	66	13	99
Natural gas, oil and NGL revenue	$3,553	$1,019	$132	$4,704

Marketing revenue	$1,045	$903	$142	$2,090
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
Accounts receivable as of June 30, 2023 and December 31, 2022 are detailed below:

	June 30, 2023	December 31, 2022
Natural gas, oil and NGL sales	$425	$1,171
Joint interest	233	246
Other	16	24
Allowance for doubtful accounts	(3)	(3)
Total accounts receivable, net	$671	$1,438

8.	Income Taxes
We estimate our annual effective tax rate (“AETR”) for continuing operations in recording our interim quarterly income tax provision for the various jurisdictions in which we operate. The tax effects of statutory rate changes, significant unusual or infrequently occurring items, and certain changes in the assessment of the realizability of deferred tax assets are excluded from the determination of our estimated AETR as such items are recognized as discrete items in the quarter in which they occur. Our estimated AETR during the Current Period was 23.0% as a result of projecting current and deferred federal and state income taxes and a partial valuation allowance against our anticipated net deferred tax asset position at December 31, 2023. Our estimated AETR during the Prior Period was 6.2% as a result of projecting current federal and state income taxes and maintaining a full valuation allowance against our net deferred tax asset position.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
As of December 31, 2022, we were in a net deferred tax asset position and anticipate being in a net deferred tax asset position as of December 31, 2023. Based on all available positive and negative evidence, including projections of future taxable income, we believe it is more likely than not that some of our deferred tax assets will not be realized. As such, a partial valuation allowance was recorded against our net deferred tax asset position for federal and state purposes as of June 30, 2023 and December 31, 2022.
On August 16, 2022, the President of the United States signed into law the Inflation Reduction Act of 2022, which includes provisions for a 15% corporate alternative minimum tax on book income for companies whose average book income exceeds $1 billion for any three consecutive years preceding the tax year and a 1% excise tax on stock buybacks. These changes are generally in effect for tax years beginning after December 31, 2022. We do not currently project that we will be subject to the alternative minimum tax on book income for the 2023 tax period, and the impact of the 1% excise tax was immaterial during the Current Period.

9.	Equity
Dividends
In May 2021, we initiated a new annual dividend on our shares of common stock, expected to be paid quarterly. The table below presents the dividends paid during the Current Period and Prior Period:

	Base	Variable	Rate Per Share	Total
2023:
First Quarter	$0.55	$0.74	$1.29	$175
Second Quarter	$0.55	$0.63	$1.18	$160

2022:
First Quarter	$0.4375	$1.33	$1.7675	$210
Second Quarter	$0.50	$1.84	$2.34	$298

On August 1, 2023, we announced a 4.5% increase to our base dividend rate and declared a base quarterly dividend payable of $0.575 per share, which will be paid on September 6, 2023 to stockholders of record at the close of business on August 17, 2023.
Share Repurchase Program
As of December 2, 2021, the Company was authorized to purchase up to $1.0 billion of the Company’s common stock and/or warrants under a share repurchase program, and in March 2022, we commenced our share repurchase program. In June 2022, our Board of Directors authorized an expansion of the share repurchase program by $1.0 billion, bringing the total authorized share repurchase amount to $2.0 billion for stock and/or warrants. The share repurchase program will expire on December 31, 2023. The table below presents the shares purchased under our share repurchase program:

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Shares Purchased (thousands)	Dollar Value of Shares Purchased	Average Price Per Share
2022
First Quarter	1,000	$83	$82.98
Second Quarter	5,812	$515	$88.67
Third Quarter	750	$69	$92.14
Fourth Quarter	4,105	$406	$98.90
2023
First Quarter	793	$60	$74.95
Second Quarter(a)	1,444	$115	$78.77
Total to date	13,904	$1,248
_____________________________________
(a)On May 26, 2023, we entered into an accelerated share repurchase (“ASR”) agreement to repurchase $50 million of shares of our common stock. Under the terms of the ASR agreement, we received an initial delivery of 515,265 shares representing approximately 80% of the expected total to be repurchased. Upon final settlement of the ASR agreement on July 31, 2023, we received an additional 108,556 shares of common stock.
During July 2023, we repurchased an additional 331,044 shares of common stock for an aggregate price of $28 million, inclusive of the final settlement of the ASR agreement noted above. The repurchased shares of common stock were retired and recorded as a reduction to common stock and retained earnings. All share repurchases made after January 1, 2023 are subject to a 1% excise tax on share repurchases, as enacted under the Inflation Reduction Act of 2022. We are able to net this 1% excise tax on share repurchases against the issuance of shares of our common stock. The impact of this 1% excise tax was immaterial during the Current Period.

Warrants

	Class A Warrants	Class B Warrants	Class C Warrants(a)
Outstanding as of December 31, 2022	4,495,004	4,404,564	4,006,229
Converted into common stock(b)	(3,000)	(1,000)	(170)
Outstanding as of March 31, 2023	4,492,004	4,403,564	4,006,059
Converted into common stock(b)	—	(500)	(467)
Outstanding as of June 30, 2023	4,492,004	4,403,064	4,005,592
_________________________________________
(a)As of June 30, 2023, we had 1,489,337 of reserved Class C Warrants.
(b)During the Current Period, we issued 5,532 shares of common stock as a result of Warrant exercises.

10.	Share-Based Compensation
On the Effective Date, the Board of Directors adopted the 2021 Long-Term Incentive Plan (the “LTIP”) with a share reserve equal to 6,800,000 shares of common stock. The LTIP provides for the grant of RSUs, restricted stock awards, stock options, stock appreciation rights, performance awards and other stock awards to the Company’s employees and non-employee directors.
Restricted Stock Units. During the Current Period, we granted RSUs to employees and non-employee directors under the LTIP, which will vest over a three-year period and one-year period, respectively. The fair value of RSUs is based on the closing sales price of our common stock on the date of grant, and compensation expense is recognized ratably over the requisite service period. A summary of the changes in unvested RSUs is presented below:

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Unvested Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
	(in thousands)
Unvested as of December 31, 2022	957	$68.91
Granted	439	$72.19
Vested	(310)	$59.96
Forfeited	(76)	$66.14
Unvested as of June 30, 2023	1,010	$73.29
The aggregate intrinsic value of RSUs that vested during the Current Period was approximately $23 million based on the stock price at the time of vesting.
As of June 30, 2023, there was approximately $63 million of total unrecognized compensation expense related to unvested RSUs. The expense is expected to be recognized over a weighted average period of approximately 2.52 years.
Performance Share Units. During the Current Period, we granted PSUs to senior management under the LTIP, which will generally vest over a three-year period and will be settled in shares. The performance criteria include total shareholder return (“TSR”) and relative TSR (“rTSR”) and could result in a total payout between 0% - 200% of the target units. The fair value of the PSUs was measured on the grant date using a Monte Carlo simulation, and compensation expense is recognized ratably over the requisite service period because these awards depend on a combination of service and market criteria.

The following table presents the assumptions used in the valuation of the PSUs granted in 2023.

Assumption	TSR, rTSR
Risk-free interest rate	3.85%
Volatility	64.4%
A summary of the changes in unvested PSUs is presented below:

	Unvested Performance Share Units	Weighted Average Grant Date Fair Value Per Share
	(in thousands)
Unvested as of December 31, 2022	276	$88.28
Granted	131	$78.78
Vested	—	$—
Forfeited	—	$—
Unvested as of June 30, 2023	407	$85.23
As of June 30, 2023, there was approximately $21 million of total unrecognized compensation expense related to unvested PSUs. The expense is expected to be recognized over a weighted average period of approximately 2.07 years.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
RSU and PSU Compensation.
We recognized the following compensation costs, net of actual forfeitures, related to RSUs and PSUs for the periods presented:

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
General and administrative expenses	$8	$6	$14	$9
Natural gas and oil properties	2	1	3	2
Production expense	1	1	2	1
Total RSU and PSU compensation	$11	$8	$19	$12
Related income tax benefit	$3	$—	$4	$—

11.	Derivative and Hedging Activities
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

The estimated fair values of our natural gas and oil derivative instrument assets (liabilities) as of June 30, 2023 and December 31, 2022 are provided below:

	June 30, 2023		December 31, 2022
	Notional Volume	Fair Value	Notional Volume	Fair Value
Natural gas (Bcf):
Fixed-price swaps	357	$(20)	382	$(494)
Collars	637	414	721	49
Three-way collars	2	1	4	(2)
Call options	—	—	18	(22)
Basis protection swaps	536	45	652	(32)
Total natural gas	1,532	440	1,777	(501)
Oil (MMBbls):
Fixed-price swaps	—	—	1	(32)
Collars	—	—	2	7
Basis protection swaps	—	—	6	1
Total oil	—	—	9	(24)
Total estimated fair value		$440		$(525)

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The following table presents the fair value and location of each classification of derivative instrument included in the condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022 on a gross basis and after same-counterparty netting:

	Gross Fair Value(a)	Amounts Netted in the Condensed Consolidated Balance Sheets	Net Fair Value Presented in the Condensed Consolidated Balance Sheets

As of June 30, 2023
Commodity Contracts:
Short-term derivative asset	$487	$(70)	$417
Long-term derivative asset	120	(42)	78
Short-term derivative liability	(96)	70	(26)
Long-term derivative liability	(71)	42	(29)
Total derivatives	$440	$—	$440

As of December 31, 2022
Commodity Contracts:
Short-term derivative asset	$200	$(166)	$34
Long-term derivative asset	87	(40)	47
Short-term derivative liability	(598)	166	(432)
Long-term derivative liability	(214)	40	(174)
Total derivatives	$(525)	$—	$(525)
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
Credit Risk Considerations
Our derivative instruments expose us to our counterparties’ credit risk. To mitigate this risk, we enter into derivative contracts only with counterparties that are highly rated or deemed by us to have acceptable credit strength and deemed by management to be competent and competitive market-makers, and we attempt to limit our exposure to non-performance by any single counterparty. As of June 30, 2023, our derivative instruments were spread among 13 counterparties.
Hedging Arrangements
Certain of our hedging arrangements are with counterparties that were also lenders (or affiliates of lenders) under our New Credit Facility. The contracts entered into with these counterparties are secured by the same collateral that secures the New Credit Facility. The counterparties’ obligations must be secured by cash or letters of credit to the extent that any mark-to-market amounts owed to us exceed defined thresholds. As of June 30, 2023, we did not have any cash or letters of credit posted as collateral for our commodity derivatives.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

12.	Investments
Momentum Sustainable Ventures LLC. During the fourth quarter of 2022, Chesapeake entered into an agreement with Momentum Sustainable Ventures LLC to build a new natural gas gathering pipeline and carbon capture and sequestration project (“CCUS”), which will gather natural gas produced in the Haynesville Shale for re-delivery to Gulf Coast markets, including LNG export. The pipeline is expected to have an initial capacity of 1.7 Bcf/d expandable to 2.2 Bcf/d. The carbon capture portion of the project anticipates capturing and permanently sequestering up to 2.0 million tons per annum of CO2. The natural gas gathering pipeline in-service is projected for the fourth quarter of 2024, and the carbon sequestration portion of the project is subject to regulatory approvals. We have a 35% interest in the project and have approximately $245 million remaining in our commitment to the project through the end of 2024. We have accounted for this investment as an equity method investment, and its carrying value as of June 30, 2023 and December 31, 2022 was $105 million and $18 million, respectively.

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
We are an independent exploration and production company engaged in the acquisition, exploration and development of properties to produce natural gas, oil and NGL from underground reservoirs. We own a large portfolio of onshore U.S. unconventional natural gas and liquids assets, including interests in approximately 5,400 natural gas and oil wells as of June 30, 2023. Our natural gas resource plays are the Marcellus Shale in the northern Appalachian Basin in Pennsylvania (“Marcellus”) and the Haynesville/Bossier Shales in northwestern Louisiana (“Haynesville”). Our liquids-rich resource play is in the Eagle Ford Shale in South Texas (“Eagle Ford”). In August 2022, we announced that we viewed the assets in Eagle Ford as non-core to our future capital allocation strategy. In January 2023, we entered into an agreement to sell a portion of our Eagle Ford assets to WildFire Energy I LLC for $1.425 billion and closed the transaction on March 20, 2023. Additionally, in February 2023, we entered into an agreement to sell a portion of our remaining Eagle Ford assets to INEOS Energy for $1.4 billion and closed the transaction on April 28, 2023 (both Eagle Ford divestiture transactions have an effective date of October 1, 2022).
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
•Reduce our methane intensity to 0.02% by 2025 (achieved 0.05% in 2022); and
•Reduce our GHG intensity to 3.0 metric tons CO2 equivalent per thousand barrel of oil equivalent by 2025 (achieved 4.0 in 2022).
In July 2021, we announced our plan to receive independent certification of our natural gas production under the MiQ methane standard and EO100™ Standard for Responsible Energy Development. By the end of 2022, we had received certifications for all our operated gas assets in Haynesville and Marcellus as responsibly sourced gas (production associated with assets from the Vine Acquisition remains certified under Project Canary), and we intend to maintain annual certifications. The MiQ certification provides a verified approach to tracking our progress towards our commitment to reduce our methane intensity, as well as supporting our overall objective of achieving net-zero Scope 1 and 2 greenhouse gas emissions by 2035.

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
On January 17, 2023, we entered into an agreement to sell a portion of our Eagle Ford assets to WildFire Energy I LLC for $1.425 billion, subject to post-closing adjustments. This transaction closed on March 20, 2023 (with an effective date of October 1, 2022) and resulted in the recognition of a gain of approximately $337 million.
On February 17, 2023, we entered into an agreement to sell a portion of our remaining Eagle Ford assets to INEOS Energy for $1.4 billion, subject to post-closing adjustments. This transaction closed on April 28, 2023 (with an effective date of October 1, 2022) and resulted in the recognition of a gain of approximately $470 million.
Investments - Momentum Sustainable Ventures LLC
During the fourth quarter of 2022, we entered into an agreement with Momentum Sustainable Ventures LLC to build a new natural gas gathering pipeline and carbon capture and sequestration project, which will gather natural gas produced in the Haynesville Shale for re-delivery to Gulf Coast markets, including LNG export. The pipeline is expected to have an initial capacity of 1.7 Bcf/d expandable to 2.2 Bcf/d. The carbon capture portion of the project anticipates capturing and permanently sequestering up to 2.0 million tons per annum of CO2. The natural gas gathering pipeline in-service is projected for the fourth quarter of 2024, and the carbon sequestration portion of the project is subject to regulatory approvals. Through the end of the Current Period, we have made total capital contributions of $105 million to the project.
Repurchases of Equity Securities and Dividends
In June 2022, our Board of Directors authorized an increase in the size of our share repurchase program from $1.0 billion to up to $2.0 billion in aggregate value of our common stock and/or warrants. Since March 2022, through the end of July 2023, we repurchased approximately 14.2 million shares of our common stock pursuant to the share repurchase program and had approximately $725 million available under the share repurchase program, as of July 31, 2023. In addition, we paid dividends of approximately $335 million, in aggregate, on our common stock during the Current Period.
Economic and Market Conditions
In late February 2022, Russia launched a military invasion against Ukraine. The Russian invasion has caused, and could intensify, volatility in natural gas, oil and NGL prices, and may have an impact on global growth prospects, which could in turn affect demand for natural gas and oil. This overall uncertainty resulted in stronger commodity prices during much of 2022. Toward the end of 2022, markets began to stabilize, and this, coupled with a milder winter and increased inventory levels, has resulted in an observed decline in pricing in 2023. Our 2023 estimated cash flow is partially protected from commodity price volatility due to our current hedge positions that cover approximately 65% of our projected natural gas volumes for the remainder of 2023. We believe our cost structure and liquidity position will enable us to successfully navigate continued price volatility.

In addition to the weakening of commodity prices in 2023, the industry has experienced inflationary pressures, including increased demand for oilfield service equipment, rising fuel costs, and labor shortages, which have resulted in observed increases to our operating and capital costs that were not fixed. Uncertainty regarding a potential economic downturn or recession in certain regions, or globally, may introduce new pressures or accelerate or intensify the pressures currently facing the industry. While there has been some moderation in cost pressures in certain areas during the Current Quarter, we continue to monitor these situations and assess their impact on our business, including our business partners and customers. For additional discussion regarding risks associated with price volatility and economic deterioration, see Part I, Item 1A “Risk Factors” in our 2022 Form 10-K.

Liquidity and Capital Resources
Liquidity Overview
Our primary sources of capital resources and liquidity are internally generated cash flows from operations and borrowings under our credit agreements, and our primary uses of cash are for the development of our natural gas and oil properties, acquisitions of additional natural gas properties and return of value to stockholders through dividends and equity repurchases. We believe our cash flow from operations, proceeds from our recent Eagle Ford divestitures, cash on hand and borrowing capacity under the New Credit Facility, as discussed below, will provide sufficient liquidity during the next 12 months and the foreseeable future. As of June 30, 2023, we had $2.9 billion of liquidity available, including $903 million of cash on hand and $2.0 billion of aggregate unused borrowing capacity available under the New Credit Facility. As of June 30, 2023, we had no outstanding borrowings under our New Credit Facility. See Note 4 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion of our debt obligations, including the carrying and fair value of our senior notes.
Dividends
We paid dividends of $335 million on our common stock during the Current Period. See Note 9 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion.
On August 1, 2023, we announced a 4.5% increase to our base dividend rate and declared a base quarterly dividend payable of $0.575 per share, which will be paid on September 6, 2023 to stockholders of record at the close of business on August 17, 2023.
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

Contractual Obligations and Off-Balance Sheet Arrangements
As of June 30, 2023, our material contractual obligations include repayment of senior notes, derivative obligations, asset retirement obligations, lease obligations, capital commitments relating to our investments, undrawn letters of credit and various other commitments we enter into in the ordinary course of business that could result in future cash obligations. In addition, we have contractual commitments with midstream companies and pipeline carriers for future gathering, processing and transportation of natural gas, oil and NGL to move certain of our production to market. The estimated gross undiscounted future commitments under these agreements were approximately $2.7 billion as of June 30, 2023. As discussed above, we believe our existing sources of liquidity will be sufficient to fund our near and long-term contractual obligations. See Notes 4, 5, 11 and 12 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion.

New Credit Facility
On December 9, 2022, the Company, as borrower, entered into a senior secured reserve-based credit agreement providing for the New Credit Facility, which features an initial borrowing base of $3.5 billion and aggregate commitments of $2.0 billion. Subject to certain exceptions, the borrowing base will be redetermined semi-annually in or around April and October of each year. The New Credit Facility provides for a $200 million sublimit available for the issuance of letters of credit and a $50 million sublimit available for swingline loans. Borrowings under the credit agreement may be alternate base rate loans or term SOFR loans, at the Company’s election. The New Credit Facility contains certain features that, upon receipt and maintenance of investment grade ratings from S&P, Moody’s and/or Fitch and the satisfaction of certain other conditions, result in the removal or relaxation of specified negative and financial covenants, among other favorable adjustments. See Note 4 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion.
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

Sources and (Uses) of Cash and Cash Equivalents
The following table presents the sources and uses of our cash and cash equivalents for the periods presented:

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Cash provided by operating activities	$1,404	$1,762
Proceeds from divestitures of property and equipment	1,963	403
Proceeds from Exit Credit Facility, net	—	775
Funds held for transition services	97	—
Proceeds from warrant exercise	—	3
Capital expenditures	(1,027)	(759)
Business combination, net	—	(2,006)
Contributions to investments	(88)	—
Payments on New Credit Facility, net	(1,050)	—
Cash paid to repurchase and retire common stock	(181)	(558)
Cash paid for common stock dividends	(335)	(508)
Net increase (decrease) in cash, cash equivalents and restricted cash	$783	$(888)
Cash Flow from Operating Activities
Cash provided by operating activities was $1,404 million and $1,762 million during the Current Period and Prior Period, respectively. The decrease during the Current Period is primarily due to lower prices for the natural gas, oil and NGL we sold as well as decreased sales volumes related to our Eagle Ford divestitures. Cash flows from operations are largely affected by the same factors that affect our net income, excluding various non-cash items, such as depreciation, depletion and amortization, certain impairments, gains or losses on sales of assets, deferred income taxes and mark-to-market changes in our open derivative instruments. See further discussion below under Results of Operations.
Proceeds from Divestitures of Property and Equipment
During the Current Period, we sold a portion of our Eagle Ford assets to WildFire Energy I LLC and also sold a portion of our remaining Eagle Ford assets to INEOS Energy (each transaction with an effective date of October 1, 2022). During the Prior Period, we sold our Powder River Basin assets to Continental Resources, Inc. See Note 2 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion.
Proceeds from Exit Credit Facility, net
During the Prior Period, we borrowed a net $775 million on the Exit Credit Facility, which was primarily used to fund a portion of the Marcellus Acquisition.
Funds Held for Transition Services
During the Current Period, we held $97 million of funds relating to transition services associated with our Eagle Ford divestitures.
Capital Expenditures
Our capital expenditures increased during the Current Period compared to the Prior Period, primarily as a result of increased drilling and completion activity across all operating areas, as well as inflation-related cost increases for goods and services.

Business Combination
During the Prior Period, we closed the Marcellus Acquisition for approximately $2 billion and 9.4 million shares of our common stock. See Note 2 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion.
Contributions to Investments
During the Current Period, contributions to investments primarily consisted of $88 million, which we contributed to our investment with Momentum Sustainable Ventures LLC to build a new natural gas gathering pipeline and carbon capture project. See Note 12 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion.
Payments on New Credit Facility, net
During the Current Period, we made net repayments of $1,050 million on the New Credit Facility, utilizing a portion of the divestiture proceeds from the Eagle Ford divestitures and also from internally generated cash provided by operating activities.
Cash Paid to Repurchase and Retire Common Stock
In March 2022, we commenced our share repurchase program. During the Current Period, we repurchased 2.2 million shares for an aggregate price of $181 million, which included shares for which cash settlement occurred in early July 2023. During the Prior Period, we repurchased 6.8 million shares of common stock for an aggregate price of $598 million, which included shares for which cash settlement occurred in early July 2022. The repurchased shares of common stock were retired and recorded as a reduction to common stock and retained earnings.
Cash Paid for Common Stock Dividends
As part of our dividend program, we paid common stock dividends of $335 million and $508 million during the Current Period and Prior Period, respectively. See Note 9 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion.

Results of Operations
Natural Gas, Oil and NGL Production and Average Sales Prices

	Three Months Ended June 30, 2023
	Natural Gas		Oil		NGL		Total
	MMcf per day	$/Mcf	MBbl per day	$/Bbl	MBbl per day	$/Bbl	MMcfe per day	$/Mcfe
Marcellus	1,830	1.51	—	—	—	—	1,830	1.51
Haynesville	1,590	1.77	—	—	—	—	1,590	1.77
Eagle Ford	85	2.32	15	76.39	10	23.67	233	6.73
Total	3,505	1.65	15	76.39	10	23.67	3,653	1.97

Average NYMEX Price		2.10		73.78
Average Realized Price (including realized derivatives)		2.36		84.58		23.67		2.67

	Three Months Ended June 30, 2022
	Natural Gas		Oil		NGL		Total
	MMcf per day	$/Mcf	MBbl per day	$/Bbl	MBbl per day	$/Bbl	MMcfe per day	$/Mcfe
Marcellus	1,957	6.46	—	—	—	—	1,957	6.46
Haynesville	1,643	6.60	—	—	—	—	1,643	6.60
Eagle Ford	130	7.23	50	111.01	16	42.56	525	13.63
Total	3,730	6.55	50	111.01	16	42.56	4,125	7.43

Average NYMEX Price		7.17		108.41
Average Realized Price (including realized derivatives)		4.03		69.46		42.56		4.65

	Six Months Ended June 30, 2023
	Natural Gas		Oil		NGL		Total
	MMcf per day	$/Mcf	MBbl per day	$/Bbl	MBbl per day	$/Bbl	MMcfe per day	$/Mcfe
Marcellus	1,901	2.52	—	—	—	—	1,901	2.52
Haynesville	1,570	2.32	—	—	—	—	1,570	2.32
Eagle Ford	106	2.11	34	76.72	13	25.54	389	8.19
Total	3,577	2.42	34	76.72	13	25.54	3,860	3.01

Average NYMEX Price		2.76		74.96
Average Realized Price (including realized derivatives)		2.55		70.67		25.54		3.08

	Six Months Ended June 30, 2022
	Natural Gas		Oil		NGL		Total
	MMcf per day	$/Mcf	MBbl per day	$/Bbl	MBbl per day	$/Bbl	MMcfe per day	$/Mcfe
Marcellus	1,706	5.70	—	—	—	—	1,706	5.70
Haynesville	1,634	5.54	—	—	—	—	1,634	5.54
Eagle Ford	129	5.65	51	102.84	16	41.84	531	12.53
Powder River Basin	20	5.45	4	95.18	1	53.96	51	10.66
Total	3,489	5.62	55	102.30	17	42.82	3,922	6.62

Average NYMEX Price		6.06		101.35
Average Realized Price (including realized derivatives)		3.59		67.38		42.82		4.32

Natural Gas, Oil and NGL Sales

	Three Months Ended June 30, 2023
	Natural Gas	Oil	NGL	Total
Marcellus	$250	$—	$—	$250
Haynesville	256	—	—	256
Eagle Ford	18	104	21	143
Total natural gas, oil and NGL sales	$524	$104	$21	$649

	Three Months Ended June 30, 2022
	Natural Gas	Oil	NGL	Total
Marcellus	$1,152	$—	$—	$1,152
Haynesville	988	—	—	988
Eagle Ford	85	503	62	650
Total natural gas, oil and NGL sales	$2,225	$503	$62	$2,790

	Six Months Ended June 30, 2023
	Natural Gas	Oil	NGL	Total
Marcellus	$867	$—	$—	$867
Haynesville	658	—	—	658
Eagle Ford	41	477	59	577
Total natural gas, oil and NGL sales	$1,566	$477	$59	$2,102

	Six Months Ended June 30, 2022
	Natural Gas	Oil	NGL	Total
Marcellus	$1,761	$—	$—	$1,761
Haynesville	1,640	—	—	1,640
Eagle Ford	132	953	119	1,204
Powder River Basin	20	66	13	99
Total natural gas, oil and NGL sales	$3,553	$1,019	$132	$4,704
Natural gas, oil and NGL sales during the Current Quarter decreased $2,141 million compared to the Prior Quarter. Lower average prices, which were consistent with the downward trend in index prices for all products, drove a $1,936 million decrease during the Current Quarter. A $180 million decrease in Eagle Ford was primarily due to the Eagle Ford divestitures. Additionally, lower sales volumes in Marcellus and Haynesville resulted in an aggregate decrease of $25 million.
Natural gas, oil and NGL sales during the Current Period decreased $2,602 million compared to the Prior Period. Lower average prices, which were consistent with the downward trend in index prices for all products, drove a $2,451 million decrease during the Current Period. A $213 million decrease in Eagle Ford was primarily due to the Eagle Ford divestitures. Additionally, lower sales volumes in Haynesville resulted in a decrease of $27 million. Partially offsetting these decreases was an increase of $89 million due to increased sales volumes in Marcellus, primarily due to the Marcellus Acquisition in March 2022.
Production Expenses

	Three Months Ended June 30, 2023		Three Months Ended June 30, 2022		Six Months Ended June 30, 2023		Six Months Ended June 30, 2022
		$/Mcfe		$/Mcfe		$/Mcfe		$/Mcfe
Marcellus	$19	0.12	$19	0.11	$43	0.13	$32	0.10
Haynesville	52	0.36	39	0.26	99	0.35	71	0.24
Eagle Ford	18	0.82	60	1.25	78	1.11	115	1.20
Powder River Basin	—	—	—	—	—	—	10	0.94
Total production expenses	$89	0.27	$118	0.31	$220	0.31	$228	0.32
Production expenses during the Current Quarter decreased $29 million as compared to the Prior Quarter. The decrease was primarily due to the Eagle Ford divestitures, partially offset by an increase in saltwater disposal expenses and a temporary increase in elective workovers in Haynesville.
Production expenses during the Current Period decreased $8 million as compared to the Prior Period. The decrease was primarily due to the Eagle Ford and Powder River Basin divestitures, partially offset by an increase in saltwater disposal expenses and a temporary increase in elective workovers in Haynesville.
Gathering, Processing and Transportation Expenses

	Three Months Ended June 30, 2023		Three Months Ended June 30, 2022		Six Months Ended June 30, 2023		Six Months Ended June 30, 2022
		$/Mcfe		$/Mcfe		$/Mcfe		$/Mcfe
Marcellus	$108	0.65	$105	0.59	$219	0.64	$176	0.57
Haynesville	65	0.45	86	0.57	133	0.47	151	0.51
Eagle Ford	34	1.58	83	1.75	119	1.69	167	1.74
Powder River Basin	—	—	—	—	—	—	22	2.32
Total GP&T	$207	0.62	$274	0.73	$471	0.67	$516	0.73
Gathering, processing and transportation expenses during the Current Quarter decreased $67 million as compared to the Prior Quarter. The decrease was primarily related to a $49 million decrease due to the Eagle Ford divestitures. Additionally, Haynesville decreased $21 million, primarily due to lower rates driven by decreased prices.
Gathering, processing and transportation expenses during the Current Period decreased $45 million as compared to the Prior Period. The decrease was primarily related to a $70 million decrease due to divestitures in Eagle Ford and Powder River Basin. Additionally, Haynesville decreased $18 million, primarily due to lower rates driven by decreased prices. These decreases were partially offset by a $43 million increase in Marcellus, primarily due to the Marcellus Acquisition in March 2022.

Severance and Ad Valorem Taxes

	Three Months Ended June 30, 2023		Three Months Ended June 30, 2022		Six Months Ended June 30, 2023		Six Months Ended June 30, 2022
		$/Mcfe		$/Mcfe		$/Mcfe		$/Mcfe
Marcellus	$2	0.01	$4	0.02	$7	0.02	$8	0.02
Haynesville	29	0.21	12	0.08	63	0.22	24	0.09
Eagle Ford	9	0.42	41	0.85	39	0.55	77	0.80
Powder River Basin	—	—	—	—	—	—	11	1.09
Total severance and ad valorem taxes	$40	0.12	$57	0.15	$109	0.16	$120	0.17
Severance and ad valorem taxes during the Current Quarter decreased $17 million as compared to the Prior Quarter. The decrease was primarily related to a $32 million decrease due to the Eagle Ford divestitures, partially offset by an increase of $17 million in the Haynesville due to higher severance and ad valorem tax rates.
Severance and ad valorem taxes during the Current Period decreased $11 million as compared to the Prior Period. The decrease was primarily related to a $49 million decrease due to divestitures in Eagle Ford and Powder River Basin, partially offset by an increase of $39 million in the Haynesville due to legislative action that led to changes in the Haynesville severance and ad valorem tax rates.
Natural Gas and Oil Derivatives

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Natural gas derivatives - realized gains (losses)	$226	$(857)	$86	$(1,285)
Natural gas derivatives - unrealized gains (losses)	(68)	436	953	(936)
Total gains (losses) on natural gas derivatives	$158	$(421)	$1,039	$(2,221)

Oil derivatives - realized gains (losses)	$11	$(189)	$(38)	$(348)
Oil derivatives - unrealized gains (losses)	(10)	96	88	(70)
Total gains (losses) on oil derivatives	1	(93)	50	(418)
Total gains (losses) on natural gas and oil derivatives	$159	$(514)	$1,089	$(2,639)
See Note 11 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for a discussion of our derivative activity.

General and Administrative Expenses

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022

Total G&A, net	$31	$36	$66	$62
G&A, net per Mcfe	$0.09	$0.10	$0.09	$0.09
Total general and administrative expenses, net during the Current Quarter decreased $5 million compared to the Prior Quarter, primarily due to a decrease in compensation and other corporate expenses. Total general and administrative expenses, net during the Current Period increased $4 million compared to the Prior Period, primarily due to other corporate expenses.

Depreciation, Depletion and Amortization

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
DD&A	$376	$451	$766	$860
DD&A per Mcfe	$1.14	$1.20	$1.09	$1.21
The absolute and per unit decreases in depreciation, depletion and amortization for the Current Quarter and Current Period compared to the Prior Quarter and Prior Period, are primarily related to our Eagle Ford divestitures, partially offset by an increase related to the Marcellus Acquisition in March 2022. We cease recording depreciation on assets that are classified as held for sale.

Other Operating Expense, Net

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Other operating expense, net	$9	$8	$12	$31
During the Prior Period, we recognized approximately $33 million of costs related to the Marcellus Acquisition, which included integration costs, consulting fees, financial advisory fees, legal fees and change in control expense in accordance with Chief’s existing employment agreements.
Interest Expense

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022

Interest expense on debt	$32	$44	$78	$82
Amortization of premium, issuance costs and other	(3)	—	(5)	(1)
Capitalized interest	(7)	(8)	(14)	(13)
Total interest expense	$22	$36	$59	$68
The decrease in total interest expense during the Current Quarter and Current Period compared to the Prior Quarter and Prior Period was primarily due to lower average debt outstanding between periods.
Other Income

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Other income	$23	$9	$33	$25
The increase in other income during the Current Quarter and Current Period compared to the Prior Quarter and Prior Period was primarily due to a $10 million increase in interest income, related to our higher average cash balance during the Current Period, as well as $7 million in deferred consideration amortization.

Income Taxes
Income tax expense was $531 million for the Current Period. Of this amount, $132 million was the result of projecting current federal and state income taxes, predominately as a result of taxable gains on closed divestitures, and the remainder is related to projections of deferred federal and state income taxes. Income tax expense of $31 million was recorded during the Prior Period as a result of projecting current federal and state income taxes. Our effective income tax rate was 23.0% and 6.2% during the Current Period and the Prior Period, respectively. The fluctuation in the effective tax rate is mainly because we are no longer maintaining a full valuation allowance against our net deferred tax asset position during the Current Period, as we were during the Prior Period. Our effective tax rate can also fluctuate as a result of the impact of discrete items, state income taxes and permanent differences. See Note 8 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for a discussion of income taxes.

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
Our natural gas, oil and NGL revenues during the Current Period, excluding any effect of our derivative instruments, were $1,566 million, $477 million and $59 million, respectively. Based on production, natural gas, oil and NGL revenue for the Current Period would have increased or decreased by approximately $157 million, $48 million, and $6 million, respectively, for each 10% increase or decrease in prices. As of June 30, 2023, the fair value of our natural gas derivatives were net assets of $440 million. As of June 30, 2023, we did not have any open oil derivative positions. A 10% increase in forward natural gas prices would decrease the valuation of natural gas derivatives by approximately $232 million. A 10% decrease in forward natural gas prices would increase the valuation of natural gas derivatives by approximately $239 million. See Note 11 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further information on our open derivative positions.
Interest Rate Risk
Our exposure to interest rate changes relates primarily to borrowings under our New Credit Facility for the Current Period and the Exit Credit Facility for the Prior Period. Interest is payable on borrowings under each respective credit facility based on floating rates. See Note 4 of the notes to our condensed consolidated financial statements included in Item 1 of Part 1 of this report for additional information. As of June 30, 2023, we did not have any outstanding borrowings under our New Credit Facility.

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
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2023 that our disclosure controls and procedures were effective.
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
Repurchases of Equity Securities
On December 2, 2021, we announced that our Board of Directors authorized the repurchase of up to $1.0 billion in aggregate value of our common stock and/or warrants from time to time. In June 2022, our Board of Directors authorized an increase in the size of the share repurchase program from $1.0 billion to $2.0 billion in aggregate value of our common stock and/or warrants. The repurchase authorization permits repurchases on a discretionary basis as determined by management, subject to market conditions, applicable legal requirements, available liquidity, compliance with the Company’s debt agreements and other appropriate factors. The share repurchase program expires on December 31, 2023. The following table provides information regarding purchases of our common stock made by us during the quarter ended June 30, 2023.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
April 1 - April 30	255,900	$79.36	255,900	$847
May 1 - May 31(a)	910,368	$78.04	910,368	$776
June 1 - June 30	278,134	$80.64	278,134	$752
Total	1,444,402	$78.77	1,444,402
_____________________________________
(a)On May 26, 2023, we entered into an accelerated share repurchase (“ASR”) agreement to repurchase $50 million of shares of our common stock. Under the terms of the ASR agreement, we received an initial delivery of 515,265 shares representing approximately 80% of the expected total to be repurchased. Upon final settlement of the ASR agreement on July 31, 2023, we received an additional 108,556 shares of common stock which are not reflected in the table above.

ITEM 3.	Defaults Upon Senior Securities
None.

ITEM 4.	Mine Safety Disclosures
Not applicable. On March 20, 2023, we divested our mining assets to WildFire Energy I LLC.

ITEM 5.	Other Information

During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

CHESAPEAKE ENERGY CORPORATION

Date: August 1, 2023	By:	/s/ DOMENIC J. DELL’OSSO, JR.
Domenic J. Dell’Osso, Jr. President and Chief Executive Officer

Date: August 1, 2023	By:	/s/ MOHIT SINGH
Mohit Singh Executive Vice President and Chief Financial Officer