Form 10-Q
period 2023-09-30
CHESAPEAKE ENERGY CORP
filed 2023-10-31
CIK 895126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐      No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☒ No ☐
As of October 27, 2023, there were 131,072,227 shares of our $0.01 par value common stock outstanding.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
INDEX TO FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2023

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
“Current Period” means the nine months ended September 30, 2023.
“Current Quarter” means the three months ended September 30, 2023.
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
“Prior Period” means the nine months ended September 30, 2022.
“Prior Quarter” means the three months ended September 30, 2022.
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
“Vine Acquisition” means Chesapeake’s acquisition of Vine Energy Inc. which closed on November 1, 2021.
“Warrants” means collectively, the Class A Warrants, Class B Warrants and Class C Warrants.
“/Bbl” means per barrel.
“/Mcf” means per Mcf.
“/Mcfe” means per Mcfe.

PART I. FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements
CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

($ in millions, except per share data)	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$713	$130
Restricted cash	73	62
Accounts receivable, net	685	1,438
Short-term derivative assets	361	34
Assets held for sale	520	819
Other current assets	163	215
Total current assets	2,515	2,698
Property and equipment:
Natural gas and oil properties, successful efforts method
Proved natural gas and oil properties	11,002	11,096
Unproved properties	1,907	2,022
Other property and equipment	496	500
Total property and equipment	13,405	13,618
Less: accumulated depreciation, depletion and amortization	(3,299)	(2,431)
Total property and equipment, net	10,106	11,187
Long-term derivative assets	30	47
Deferred income tax assets	1,032	1,351
Other long-term assets	565	185
Total assets	$14,248	$15,468

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$540	$603
Accrued interest	41	42
Short-term derivative liabilities	20	432
Other current liabilities	1,013	1,627
Total current liabilities	1,614	2,704
Long-term debt, net	2,032	3,093
Long-term derivative liabilities	40	174
Asset retirement obligations, net of current portion	273	323
Other long-term liabilities	21	50
Total liabilities	3,980	6,344
Contingencies and commitments (Note 5)
Stockholders' equity:
Common stock, $0.01 par value, 450,000,000 shares authorized: 131,182,918 and 134,715,094 shares issued	1	1
Additional paid-in capital	5,735	5,724
Retained earnings	4,532	3,399
Total stockholders' equity	10,268	9,124
Total liabilities and stockholders' equity	$14,248	$15,468
The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions, except per share data)	2023	2022	2023	2022
Revenues and other:
Natural gas, oil and NGL	$682	$2,987	$2,784	$7,691
Marketing	724	1,206	1,987	3,296
Natural gas and oil derivatives	106	(1,029)	1,195	(3,668)
Gains (losses) on sales of assets	—	(2)	807	298
Total revenues and other	1,512	3,162	6,773	7,617
Operating expenses:
Production	73	121	293	349
Gathering, processing and transportation	192	286	663	802
Severance and ad valorem taxes	27	67	136	187
Exploration	4	2	19	14
Marketing	723	1,200	1,985	3,279
General and administrative	29	40	95	102
Separation and other termination costs	—	—	3	—
Depreciation, depletion and amortization	382	440	1,148	1,300
Other operating expense, net	3	1	15	32
Total operating expenses	1,433	2,157	4,357	6,065
Income from operations	79	1,005	2,416	1,552
Other income (expense):
Interest expense	(23)	(52)	(82)	(120)
Other income	15	4	48	29
Total other expense	(8)	(48)	(34)	(91)
Income before income taxes	71	957	2,382	1,461
Income tax expense	1	74	532	105
Net income	$70	$883	$1,850	$1,356
Earnings per common share:
Basic	$0.53	$7.29	$13.86	$11.03
Diluted	$0.49	$6.12	$12.90	$9.35
Weighted average common shares outstanding (in thousands):
Basic	132,153	121,150	133,460	122,924
Diluted	142,348	144,390	143,463	145,031
The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
($ in millions)	2023	2022
Cash flows from operating activities:
Net income	$1,850	$1,356
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	1,148	1,300
Deferred income tax expense	319	19
Derivative (gains) losses, net	(1,195)	3,668
Cash receipts (payments) on derivative settlements, net	167	(2,845)
Share-based compensation	25	16
Gains on sales of assets	(807)	(298)
Exploration	9	10
Other	26	19
Changes in assets and liabilities	368	(170)
Net cash provided by operating activities	1,910	3,075
Cash flows from investing activities:
Capital expenditures	(1,450)	(1,299)
Business combination, net	—	(1,967)
Contributions to investments	(149)	—
Proceeds from divestitures of property and equipment	1,967	409
Net cash provided by (used in) investing activities	368	(2,857)
Cash flows from financing activities:
Proceeds from New Credit Facility	1,125	—
Payments on New Credit Facility	(2,175)	—
Proceeds from Exit Credit Facility	—	7,255
Payments on Exit Credit Facility	—	(6,805)
Funds held for transition services	91	—
Proceeds from warrant exercise	—	3
Cash paid to repurchase and retire common stock	(313)	(667)
Cash paid for common stock dividends	(412)	(788)
Net cash used in financing activities	(1,684)	(1,002)
Net increase (decrease) in cash, cash equivalents and restricted cash	594	(784)
Cash, cash equivalents and restricted cash, beginning of period	192	914
Cash, cash equivalents and restricted cash, end of period	$786	$130

Cash and cash equivalents	$713	$74
Restricted cash	73	56
Total cash, cash equivalents and restricted cash	$786	$130

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(Unaudited)

Supplemental disclosures to the condensed consolidated statements of cash flows are presented below:

	Nine Months Ended September 30,
($ in millions)	2023	2022
Supplemental cash flow information:
Interest paid, net of capitalized interest	$90	$107
Income taxes paid (refunds) received, net	$(18)	$181

Supplemental disclosure of significant non-cash investing and financing activities:
Change in accrued drilling and completion costs	$(39)	$193
Common stock issued for business combination	$—	$764
Operating lease obligations recognized	$65	$25

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock
($ in millions)	Shares	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity
Balance as of December 31, 2022	134,715,094	$1	$5,724	$3,399	$9,124
Share-based compensation	92,048	—	5	—	5
Issuance of common stock for warrant exercise	4,654	—	—	—	—
Repurchase and retirement of common stock	(792,543)	—	—	(60)	(60)
Net income	—	—	—	1,389	1,389
Dividends on common stock	—	—	—	(175)	(175)
Balance as of March 31, 2023	134,019,253	$1	$5,729	$4,553	$10,283
Share-based compensation	109,012	—	7	—	7
Issuance of common stock for warrant exercise	878	—	—	—	—
Repurchase and retirement of common stock	(1,444,402)	—	(10)	(115)	(125)
Net income	—	—	—	391	391
Dividends on common stock	—	—	—	(160)	(160)
Balance as of June 30, 2023	132,684,741	$1	$5,726	$4,669	$10,396
Share-based compensation	5,859	—	10	—	10
Issuance of common stock for warrant exercise	1,809	—	—	—	—
Repurchase and retirement of common stock	(1,509,491)	—	(1)	(130)	(131)
Net income	—	—	—	70	70
Dividends on common stock	—	—	—	(77)	(77)
Balance as of September 30, 2023	131,182,918	$1	$5,735	$4,532	$10,268
The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - (Continued)
(Unaudited)

	Common Stock
($ in millions)	Shares	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity
Balance as of December 31, 2021	117,917,349	$1	$4,845	$825	$5,671
Issuance of common stock for Marcellus Acquisition	9,442,185	—	764	—	764
Share-based compensation	23,169	—	5	—	5
Issuance of common stock for warrant exercise	669,669	—	1	—	1
Repurchase and retirement of common stock	(1,000,000)	—	—	(83)	(83)
Net loss	—	—	—	(764)	(764)
Dividends on common stock	—	—	—	(211)	(211)
Balance as of March 31, 2022	127,052,372	$1	$5,615	$(233)	$5,383
Share-based compensation	146,054	—	3	—	3
Issuance of common stock for warrant exercise	166,606	—	1	—	1
Issuance of reserved common stock and warrants	36,951	—	—	—	—
Repurchase and retirement of common stock	(5,811,727)	—	—	(515)	(515)
Net income	—	—	—	1,237	1,237
Dividends on common stock	—	—	—	(301)	(301)
Balance as of June 30, 2022	121,590,256	$1	$5,619	$188	$5,808
Share-based compensation	991	—	7	—	7
Issuance of common stock for warrant exercise	493,016	—	1	—	1
Repurchase and retirement of common stock	(749,600)	—	—	(69)	(69)
Net income	—	—	—	883	883
Dividends on common stock	—	—	—	(283)	(283)
Balance as of September 30, 2022	121,334,663	$1	$5,627	$719	$6,347
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
This Quarterly Report on Form 10-Q (this “Form 10-Q”) relates to our financial position as of September 30, 2023 and December 31, 2022, and our results of operations for the three months ended September 30, 2023 (“Current Quarter”), the nine months ended September 30, 2023 (“Current Period”), the three months ended September 30, 2022 (“Prior Quarter”) and the nine months ended September 30, 2022 (“Prior Period”). Our annual report on Form 10-K for the year ended December 31, 2022 (“2022 Form 10-K”) should be read in conjunction with this Form 10-Q. The accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair statement of our condensed consolidated financial statements and accompanying notes and include the accounts of our direct and indirect wholly owned subsidiaries and entities in which we have a controlling financial interest. Intercompany accounts and balances have been eliminated. For the time periods covered by this Form 10-Q, we did not have any changes or items impacting other comprehensive income.
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
Restricted Cash
As of September 30, 2023, we had restricted cash of $73 million. Our restricted cash represents funds legally restricted for payment of certain convenience class unsecured claims following our emergence from bankruptcy, as well as for future payment of certain royalties.
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

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

2.	Natural Gas and Oil Property Transactions

Marcellus Acquisition

On March 9, 2022, we closed the Marcellus Acquisition for total consideration of approximately $2.77 billion, consisting of approximately $2 billion in cash, including working capital adjustments and approximately 9.4 million shares of our common stock, to acquire high quality producing assets and a deep inventory of premium drilling locations in the prolific Marcellus Shale in Northeast Pennsylvania. The Marcellus Acquisition was indebtedness free, effective as of January 1, 2022, and was subject to customary purchase price adjustments. We funded the cash portion of the consideration with cash on hand and $914 million of borrowings under the Company’s Exit Credit Facility. During the Prior Period, we recognized approximately $40 million of costs related to the Marcellus Acquisition, which included integration costs, consulting fees, financial advisory fees, legal fees and change in control expense in accordance with Chief’s existing employment agreements. These acquisition-related costs are included within other operating expense, net within our condensed consolidated statements of operations.

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
Marcellus Acquisition Revenues and Expenses Subsequent to Acquisition
For the period from March 10, 2022 to September 30, 2022, we included in our condensed consolidated statements of operations natural gas, oil and NGL revenues of $959 million, marketing revenues of $20 million, net losses on natural gas and oil derivatives of $542 million, and direct operating expenses of $329 million, including depreciation, depletion and amortization related to the Marcellus Acquisition businesses.
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

Nine Months Ended September 30, 2022
Revenues	$7,617
Net income	$1,252
Earnings per common share:
Basic	$10.00
Diluted	$8.50

Eagle Ford Divestitures
In January 2023, we entered into an agreement to sell a portion of our Eagle Ford assets to WildFire Energy I LLC for approximately $1.425 billion, subject to customary closing adjustments. Approximately $225 million of the purchase price was recorded as deferred consideration and treated as a non-interest-bearing note to be paid in installments of $60 million per year for the next three years, with $45 million to be paid in the fourth year following the transaction close date. The deferred consideration is recorded at fair value with an imputed rate of interest as a Level 2 input, and approximately $57 million of the deferred consideration is reflected within other current assets and approximately $132 million is reflected within other long-term assets on the condensed consolidated balance sheets as of September 30, 2023. The divestiture, which closed on March 20, 2023 (with an effective date of October 1, 2022), resulted in a gain of approximately $337 million, inclusive of post-closing adjustments, based on the difference between the carrying value of the assets and consideration received. As of December 31, 2022, approximately $811 million of property and equipment, net, and $8 million of other assets were classified as assets held for sale on the condensed consolidated balance sheets. Additionally, approximately $65 million of derivative liabilities, $57 million of asset retirement obligations and $22 million of other liabilities were classified as held for sale and included within other current liabilities on the condensed consolidated balance sheets as of December 31, 2022.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
In February 2023, we entered into an agreement to sell a portion of our remaining Eagle Ford assets to INEOS Upstream Holdings Limited (“INEOS Energy”) for approximately $1.4 billion, subject to customary closing adjustments. Approximately $225 million of the purchase price was recorded as deferred consideration and treated as a non-interest-bearing note to be paid in installments of approximately $56 million per year for the next four years. The deferred consideration is recorded at fair value with an imputed rate of interest as a Level 2 input, and approximately $54 million of the deferred consideration is reflected within other current assets and approximately $141 million is reflected within other long-term assets on the condensed consolidated balance sheets as of September 30, 2023. The divestiture, which closed on April 28, 2023 (with an effective date of October 1, 2022), resulted in a gain of approximately $470 million, based on the difference between the carrying value of the assets and consideration received. Included within the liabilities assumed by INEOS Energy was approximately $53 million of asset retirement obligations. As part of the transition services agreement related to this divestiture, we have continued to collect and disburse cash on behalf of the parties in the divested properties. On our condensed consolidated balance sheets as of September 30, 2023, cash and cash equivalents includes approximately $91 million representing the net of cash inflows and outflows associated with these properties, with the corresponding liabilities reflected in accounts payable and other current liabilities.
In August 2023, we entered into an agreement to sell the final portion of our Eagle Ford assets to SilverBow Resources, Inc. (“SilverBow”) for approximately $700 million, subject to customary post-closing adjustments. Subject to the satisfaction of certain commodity price triggers, we may receive additional cash consideration in an amount of up to $50 million shortly following the first anniversary of the transaction close date. We classified approximately $510 million of property and equipment, net and $10 million of other assets as held for sale included within current assets held for sale on the condensed consolidated balance sheets as of September 30, 2023. Additionally, approximately $11 million of asset retirement obligation liabilities were classified as held for sale and included within other current liabilities on the condensed consolidated balance sheets as of September 30, 2023. We expect this transaction to close during the fourth quarter of 2023.
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
Basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share is calculated in the same manner but includes the impact of potentially dilutive securities. Potentially dilutive securities consists of issuable shares related to warrants, unvested restricted stock units (“RSUs”), and unvested performance share units (“PSUs”).
The reconciliations between basic and diluted earnings per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator
Net income, basic and diluted	$70	$883	$1,850	$1,356

Denominator (in thousands)
Weighted average common shares outstanding, basic	132,153	121,150	133,460	122,924
Effect of potentially dilutive securities
Warrants	9,841	22,794	9,639	21,692
Restricted stock units	306	396	316	368
Performance share units	48	50	48	47
Weighted average common shares outstanding, diluted	142,348	144,390	143,463	145,031

Earnings per common share:
Basic	$0.53	$7.29	$13.86	$11.03
Diluted	$0.49	$6.12	$12.90	$9.35

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

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

4.	Debt
Our long-term debt consisted of the following as of September 30, 2023 and December 31, 2022:

	September 30, 2023		December 31, 2022
	Carrying Amount	Fair Value(a)	Carrying Amount	Fair Value(a)
New Credit Facility	$—	$—	$1,050	$1,050
5.50% senior notes due 2026	500	484	500	485
5.875% senior notes due 2029	500	470	500	475
6.75% senior notes due 2029	950	928	950	917
Premiums on senior notes	88	—	100	—
Debt issuance costs	(6)	—	(7)	—
Total long-term debt, net	$2,032	$1,882	$3,093	$2,927
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

Initially, the obligations under the New Credit Facility are guaranteed by certain of Chesapeake’s subsidiaries (the “Guarantors”), and the New Credit Facility is secured by substantially all of the assets owned by the Company and the Guarantors (subject to customary exceptions), including mortgages on not less than 85% of the total PV-9 of the borrowing base properties evaluated in the most recent reserve report (where PV-9 is the net present value, discounted at 9% per annum, of the estimated future net revenues). The borrowing base will be redetermined semi-annually in or around April and October of each year, with one interim “wildcard” redetermination available to each of the Company and the Administrative Agent, the latter at the direction of the Required Lenders (as defined in the New Credit Agreement), between scheduled redeterminations. Our borrowing base was reaffirmed in October 2023, and the next scheduled redetermination will be in or around April 2024. The New Credit Agreement contains restrictive covenants that limit Chesapeake and its subsidiaries’ ability to, among other things but subject to exceptions customary to reserve-based credit facilities: (i) incur additional indebtedness, (ii) make investments, (iii) enter into mergers; (iv) make or declare dividends; (v) repurchase or redeem certain indebtedness; (vi) enter into certain hedges; (vii) incur liens; (viii) sell assets; and (ix) engage in certain transactions with affiliates. The New Credit Agreement requires Chesapeake to maintain compliance with the following financial ratios: (A) a current ratio, which is the ratio of Chesapeake’s and its restricted subsidiaries’ consolidated current assets (including unused commitments under the New Credit Facility but excluding certain non-cash assets) to their consolidated current liabilities (excluding the current portion of long-term debt and certain non-cash liabilities), of not less than 1.00 to 1.00; (B) a net leverage ratio, which is the ratio of total indebtedness (less unrestricted cash up to a specified threshold) to Consolidated EBITDAX (as defined in the Credit Agreement) for the prior four fiscal quarters, of not greater than 3.50 to 1.00 and (C) a PV-9 coverage ratio of the net present value, discounted at 9% per annum, of the estimated future net revenues expected in the proved reserves to Chesapeake’s and its restricted subsidiaries’ total indebtedness of not less than 1.50 to 1.00.

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

The New Credit Facility is subject to customary events of default, remedies, and cure rights for credit facilities of this nature. The Company has no additional secured debt outstanding as of September 30, 2023.

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
The aggregate undiscounted commitments under our gathering, processing and transportation agreements, excluding any reimbursement from working interest and royalty interest owners, credits for third-party volumes or future costs under cost-of-service agreements, are presented below:

September 30, 2023
Remainder of 2023	$79
2024	352
2025	323
2026	303
2027	276
2028-2036	1,321
Total	$2,654
During the Current Period, certain gathering, processing and transportation agreements were transferred to the buyer of a portion of our Eagle Ford assets. In addition, we have long-term agreements for certain natural gas gathering and related services within specified acreage dedication areas in exchange for cost-of-service based fees redetermined annually, or tiered fees based on volumes delivered relative to scheduled volumes. Future gathering fees may vary with the applicable agreement.
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

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

6.	Other Current Liabilities
Other current liabilities as of September 30, 2023 and December 31, 2022 are detailed below:

	September 30, 2023	December 31, 2022
Revenues and royalties due to others	$411	$734
Accrued drilling and production costs	194	253
Accrued hedging costs	—	109
Accrued compensation and benefits	51	72
Taxes payable	189	84
Operating leases	75	86
Joint interest prepayments received	22	34
Current liabilities held for sale(a)	11	144
Other	60	111
Total other current liabilities	$1,013	$1,627
_________________________________________
(a)Current liabilities held for sale are associated with the divestiture transactions related to our Eagle Ford assets. See Note 2 for additional information.

7.	Revenue
The following table shows revenue disaggregated by operating area and product type:

	Three Months Ended September 30, 2023
	Natural Gas	Oil	NGL	Total
Marcellus	$259	$—	$—	$259
Haynesville	310	—	—	310
Eagle Ford	18	71	24	113
Natural gas, oil and NGL revenue	$587	$71	$24	$682

Marketing revenue	$219	$448	$57	$724

	Three Months Ended September 30, 2022
	Natural Gas	Oil	NGL	Total
Marcellus	$1,324	$—	$—	$1,324
Haynesville	1,093	—	—	1,093
Eagle Ford	79	437	54	570
Natural gas, oil and NGL revenue	$2,496	$437	$54	$2,987

Marketing revenue	$827	$328	$51	$1,206

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Nine Months Ended September 30, 2023
	Natural Gas	Oil	NGL	Total
Marcellus	$1,126	$—	$—	$1,126
Haynesville	968	—	—	968
Eagle Ford	59	548	83	690
Natural gas, oil and NGL revenue	$2,153	$548	$83	$2,784

Marketing revenue	$735	$1,117	$135	$1,987

	Nine Months Ended September 30, 2022
	Natural Gas	Oil	NGL	Total
Marcellus	$3,085	$—	$—	$3,085
Haynesville	2,733	—	—	2,733
Eagle Ford	211	1,390	173	1,774
Powder River Basin	20	66	13	99
Natural gas, oil and NGL revenue	$6,049	$1,456	$186	$7,691

Marketing revenue	$1,872	$1,231	$193	$3,296
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
Accounts receivable as of September 30, 2023 and December 31, 2022 are detailed below:

	September 30, 2023	December 31, 2022
Natural gas, oil and NGL sales	$483	$1,171
Joint interest	196	246
Other	6	24
Allowance for doubtful accounts	—	(3)
Total accounts receivable, net	$685	$1,438

8.	Income Taxes
We estimate our annual effective tax rate (“AETR”) for continuing operations in recording our interim quarterly income tax provision for the various jurisdictions in which we operate. The tax effects of statutory rate changes, significant unusual or infrequently occurring items, and certain changes in the assessment of the realizability of deferred tax assets are excluded from the determination of our estimated AETR as such items are recognized as discrete items in the quarter in which they occur. Our estimated AETR during the Current Period was 22.4% as a result of projecting current and deferred federal and state income taxes and a partial valuation allowance against our anticipated net deferred tax asset position at December 31, 2023. Our estimated AETR during the Prior Period was 5.9% as a result of projecting current federal and state income taxes and maintaining a full valuation allowance against our net deferred tax asset position.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
As of December 31, 2022, we were in a net deferred tax asset position and anticipate being in a net deferred tax asset position as of December 31, 2023. Based on all available positive and negative evidence, including projections of future taxable income, we believe it is more likely than not that some of our deferred tax assets will not be realized. As such, a partial valuation allowance was recorded against our net deferred tax asset position for federal and state purposes as of September 30, 2023 and December 31, 2022.
On August 16, 2022, the President of the United States signed into law the Inflation Reduction Act of 2022, which includes provisions for a 15% corporate alternative minimum tax (“CAMT”) on book income for companies whose average book income exceeds $1 billion for any three consecutive years preceding the tax year and a 1% excise tax on stock buybacks. These changes are generally in effect for tax years beginning after December 31, 2022. Although we do not currently project that we will be subject to the CAMT on book income for the 2023 tax period, we do anticipate that we will be subject to the CAMT on book income in the foreseeable future. The impact of the 1% excise tax was immaterial during the Current Period.

9.	Equity
Dividends
In May 2021, we initiated a new annual dividend on our shares of common stock, expected to be paid quarterly. The table below presents the dividends paid during the Current Period and Prior Period:

	Base	Variable	Rate Per Share	Total
2023:
First Quarter	$0.55	$0.74	$1.29	$175
Second Quarter	$0.55	$0.63	$1.18	$160
Third Quarter	$0.575	$—	$0.575	$77

2022:
First Quarter	$0.4375	$1.33	$1.7675	$210
Second Quarter	$0.50	$1.84	$2.34	$298
Third Quarter	$0.55	$1.77	$2.32	$280
On October 31, 2023, we declared a base quarterly dividend payable of $0.575 per share, which will be paid on December 6, 2023 to stockholders of record at the close of business on November 16, 2023.
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

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The table below presents the shares purchased under our share repurchase program:

	Shares Purchased (thousands)	Dollar Value of Shares Purchased	Average Price Per Share
2022
First Quarter	1,000	$83	$82.98
Second Quarter	5,812	$515	$88.67
Third Quarter	750	$69	$92.14
Fourth Quarter	4,105	$406	$98.90
2023
First Quarter	793	$60	$74.95
Second Quarter(a)	1,444	$115	$78.77
Third Quarter(b)	1,509	$130	$86.16
Total to date	15,413	$1,378
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
(b)On September 15, 2023, we entered into an ASR agreement to repurchase $50 million of shares of our common stock. Under the terms of the ASR agreement, we received an initial delivery of 468,055 shares representing approximately 80% of the expected total to be repurchased. Upon final settlement of the ASR agreement on October 26, 2023, we received an additional 116,250 shares of common stock.
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

Warrants

	Class A Warrants	Class B Warrants	Class C Warrants(a)
Outstanding as of December 31, 2022	4,495,004	4,404,564	4,006,229
Converted into common stock(b)	(3,000)	(1,000)	(170)
Outstanding as of March 31, 2023	4,492,004	4,403,564	4,006,059
Converted into common stock(b)	—	(500)	(467)
Outstanding as of June 30, 2023	4,492,004	4,403,064	4,005,592
Converted into common stock(b)	—	—	(2,575)
Outstanding as of September 30, 2023	4,492,004	4,403,064	4,003,017
_________________________________________
(a)As of September 30, 2023, we had 1,489,337 of reserved Class C Warrants.
(b)During the Current Period, we issued 7,341 shares of common stock as a result of Warrant exercises.

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

	Unvested Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
	(in thousands)
Unvested as of December 31, 2022	957	$68.91
Granted	439	$72.20
Vested	(319)	$60.79
Forfeited	(100)	$67.54
Unvested as of September 30, 2023	977	$73.17
The aggregate intrinsic value of RSUs that vested during the Current Period was approximately $24 million based on the stock price at the time of vesting.
As of September 30, 2023, there was approximately $54 million of total unrecognized compensation expense related to unvested RSUs. The expense is expected to be recognized over a weighted average period of approximately 2.34 years.
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

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
A summary of the changes in unvested PSUs is presented below:

	Unvested Performance Share Units	Weighted Average Grant Date Fair Value Per Share
	(in thousands)
Unvested as of December 31, 2022	276	$88.28
Granted	131	$78.78
Vested	—	$—
Forfeited	(13)	$69.79
Unvested as of September 30, 2023	394	$85.72
As of September 30, 2023, there was approximately $17 million of total unrecognized compensation expense related to unvested PSUs. The expense is expected to be recognized over a weighted average period of approximately 1.87 years.

RSU and PSU Compensation.
We recognized the following compensation costs, net of actual forfeitures, related to RSUs and PSUs for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
General and administrative expenses	$7	$5	$21	$14
Natural gas and oil properties	2	1	5	3
Production expense	1	1	3	2
Total RSU and PSU compensation	$10	$7	$29	$19
Related income tax benefit	$2	$—	$6	$—

11.	Derivative and Hedging Activities
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

The estimated fair values of our natural gas and oil derivative instrument assets (liabilities) as of September 30, 2023 and December 31, 2022 are provided below:

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	September 30, 2023		December 31, 2022
	Notional Volume	Fair Value	Notional Volume	Fair Value
Natural gas (Bcf):
Fixed-price swaps	370	$—	382	$(494)
Collars	589	338	721	49
Three-way collars	1	1	4	(2)
Call options	—	—	18	(22)
Basis protection swaps	572	(8)	652	(32)
Total natural gas	1,532	331	1,777	(501)
Oil (MMBbls):
Fixed-price swaps	—	—	1	(32)
Collars	—	—	2	7
Basis protection swaps	—	—	6	1
Total oil	—	—	9	(24)
Total estimated fair value		$331		$(525)
The following table presents the fair value and location of each classification of derivative instrument included in the condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022 on a gross basis and after same-counterparty netting:

	Gross Fair Value(a)	Amounts Netted in the Condensed Consolidated Balance Sheets	Net Fair Value Presented in the Condensed Consolidated Balance Sheets

As of September 30, 2023
Commodity Contracts:
Short-term derivative asset	$434	$(73)	$361
Long-term derivative asset	60	(30)	30
Short-term derivative liability	(93)	73	(20)
Long-term derivative liability	(70)	30	(40)
Total derivatives	$331	$—	$331

As of December 31, 2022
Commodity Contracts:
Short-term derivative asset	$200	$(166)	$34
Long-term derivative asset	87	(40)	47
Short-term derivative liability	(598)	166	(432)
Long-term derivative liability	(214)	40	(174)
Total derivatives	$(525)	$—	$(525)
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
Credit Risk Considerations
Our derivative instruments expose us to our counterparties’ credit risk. To mitigate this risk, we enter into derivative contracts only with counterparties that are highly rated or deemed by us to have acceptable credit strength and deemed by management to be competent and competitive market-makers, and we attempt to limit our exposure to non-performance by any single counterparty. As of September 30, 2023, our derivative instruments were spread among 14 counterparties.
Hedging Arrangements
Certain of our hedging arrangements are with counterparties that were also lenders (or affiliates of lenders) under our New Credit Facility. The contracts entered into with these counterparties are secured by the same collateral that secures the New Credit Facility. The counterparties’ obligations must be secured by cash or letters of credit to the extent that any mark-to-market amounts owed to us exceed defined thresholds. As of September 30, 2023, we did not have any cash or letters of credit posted as collateral for our commodity derivatives.

12.	Investments
Momentum Sustainable Ventures LLC. During the fourth quarter of 2022, Chesapeake entered into an agreement with Momentum Sustainable Ventures LLC to build a new natural gas gathering pipeline and carbon capture and sequestration project (“CCUS”), which will gather natural gas produced in the Haynesville Shale for re-delivery to Gulf Coast markets, including LNG export. The pipeline is expected to have an initial capacity of 1.7 Bcf/d expandable to 2.2 Bcf/d. The carbon capture portion of the project anticipates capturing and permanently sequestering up to 2.0 million tons per annum of CO2. The natural gas gathering pipeline in-service is projected for the fourth quarter of 2024, and the carbon sequestration portion of the project is subject to regulatory approvals. We have a 35% interest in the project and have approximately $184 million remaining in our commitment to the project through the end of 2024. We have accounted for this investment as an equity method investment, and its carrying value, which is reflected within other long-term assets on the condensed consolidated balance sheets, was $166 million and $18 million as of September 30, 2023 and December 31, 2022, respectively.

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
We are an independent exploration and production company engaged in the acquisition, exploration and development of properties to produce natural gas, oil and NGL from underground reservoirs. We own a large portfolio of onshore U.S. unconventional natural gas and liquids assets, including interests in approximately 5,400 natural gas and oil wells as of September 30, 2023. Our natural gas resource plays are the Marcellus Shale in the northern Appalachian Basin in Pennsylvania (“Marcellus”) and the Haynesville/Bossier Shales in northwestern Louisiana (“Haynesville”). Our liquids-rich resource play is in the Eagle Ford Shale in South Texas (“Eagle Ford”). In August 2022, we announced that we viewed the assets in Eagle Ford as non-core to our future capital allocation strategy. As of September 30, 2023, we have completed two divestiture transactions and entered into an agreement for a third divestiture transaction, which, upon closing of the third transaction, will complete our exit from Eagle Ford, with proceeds from these three transactions exceeding $3.5 billion, subject to customary post-closing adjustments.
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
On August 11, 2023, we entered into an agreement to sell the final portion of our remaining Eagle Ford assets to SilverBow Resources, Inc. for $700 million, subject to post-closing adjustments. Subject to the satisfaction of certain commodity price triggers, we may receive up to an additional $50 million in additional cash consideration shortly following the first anniversary of the transaction close date. We expect this transaction to close during the fourth quarter of 2023.
Investments - Momentum Sustainable Ventures LLC
During the fourth quarter of 2022, we entered into an agreement with Momentum Sustainable Ventures LLC to build a new natural gas gathering pipeline and carbon capture and sequestration project, which will gather natural gas produced in the Haynesville Shale for re-delivery to Gulf Coast markets, including LNG export. The pipeline is expected to have an initial capacity of 1.7 Bcf/d expandable to 2.2 Bcf/d. The carbon capture portion of the project anticipates capturing and permanently sequestering up to 2.0 million tons per annum of CO2. The natural gas gathering pipeline in-service is projected for the fourth quarter of 2024, and the carbon sequestration portion of the project is subject to regulatory approvals. Through the end of the Current Period, we have made total capital contributions of $166 million to the project.
Repurchases of Equity Securities and Dividends
In June 2022, our Board of Directors authorized an increase in the size of our share repurchase program from $1.0 billion to up to $2.0 billion in aggregate value of our common stock and/or warrants. Since March 2022, through October 27, 2023, we repurchased approximately 15.5 million shares of our common stock pursuant to the share repurchase program and had approximately $613 million available under the share repurchase program, as of October 27, 2023. In addition, we paid dividends of approximately $412 million, in aggregate, on our common stock during the Current Period.
Economic and Market Conditions
Current instability in Europe and the Middle East has caused, and could intensify, volatility in natural gas, oil and NGL prices, and may have an impact on global growth prospects, which could in turn affect demand for natural gas and oil. In addition, a milder winter in 2022 and increased inventory levels, has resulted in an observed decline in pricing in 2023. Our 2023 estimated cash flow is partially protected from commodity price volatility due to our current hedge positions that cover approximately 70% of our projected natural gas volumes for the remainder of 2023. We believe our cost structure and liquidity position will enable us to successfully navigate continued price volatility.

In addition to the weakening of commodity prices in 2023, the industry has experienced inflationary pressures, including increased demand for oilfield service equipment, rising fuel costs, and labor shortages, which have resulted in observed increases to our operating and capital costs that were not fixed. Uncertainty regarding a potential economic downturn or recession in certain regions, or globally, may introduce new pressures or accelerate or intensify the pressures currently facing the industry. Recent reductions in rig activity in the lower 48 states of the United States have allowed service costs to stabilize in the Current Quarter. We continue to monitor these situations and assess their impact on our business, including business partners and customers. For additional discussion regarding risks associated with price volatility and economic deterioration, see Part I, Item 1A “Risk Factors” in our 2022 Form 10-K.

Liquidity and Capital Resources
Liquidity Overview
Our primary sources of capital resources and liquidity are internally generated cash flows from operations and borrowings under our credit agreements, and our primary uses of cash are for the development of our natural gas and oil properties, acquisitions of additional natural gas properties and return of value to stockholders through dividends and equity repurchases. We believe our cash flow from operations, proceeds from our recent Eagle Ford divestitures, cash on hand and borrowing capacity under the New Credit Facility, as discussed below, will provide sufficient liquidity during the next 12 months and the foreseeable future. As of September 30, 2023, we had $2.7 billion of liquidity available, including $713 million of cash on hand and $2.0 billion of aggregate unused borrowing capacity available under the New Credit Facility. As of September 30, 2023, we had no outstanding borrowings under our New Credit Facility. See Note 4 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion of our debt obligations, including the carrying and fair value of our senior notes.
Dividends
We paid dividends of $412 million on our common stock during the Current Period. See Note 9 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion.
On October 31, 2023, we declared a base quarterly dividend payable of $0.575 per share, which will be paid on December 6, 2023 to stockholders of record at the close of business on November 16, 2023.
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

Contractual Obligations and Off-Balance Sheet Arrangements
As of September 30, 2023, our material contractual obligations include repayment of senior notes, derivative obligations, asset retirement obligations, lease obligations, capital commitments relating to our investments, undrawn letters of credit and various other commitments we enter into in the ordinary course of business that could result in future cash obligations. In addition, we have contractual commitments with midstream companies and pipeline carriers for future gathering, processing and transportation of natural gas, oil and NGL to move certain of our production to market. The estimated gross undiscounted future commitments under these agreements were approximately $2.7 billion as of September 30, 2023. As discussed above, we believe our existing sources of liquidity will be sufficient to fund our near and long-term contractual obligations. See Notes 4, 5, 11 and 12 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion.

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
Capital Expenditures
For the year ending December 31, 2023, we currently expect to bring or have online approximately 150 to 175 gross wells across 10 to 12 rigs and plan to invest between approximately $1.765 – $1.835 billion in capital expenditures. We expect that approximately 85% of our 2023 capital expenditures will be directed toward our natural gas assets. We currently plan to fund our 2023 capital program through cash on hand, expected cash flow from our operations and borrowings under our New Credit Facility. We may alter or change our plans with respect to our capital program and expected capital expenditures based on developments in our business, our financial position, our industry, or any of the markets in which we operate.

Sources and (Uses) of Cash and Cash Equivalents
The following table presents the sources and uses of our cash and cash equivalents for the periods presented:

	Nine Months Ended September 30,
	2023	2022
Cash provided by operating activities	$1,910	$3,075
Proceeds from divestitures of property and equipment	1,967	409
Proceeds from Exit Credit Facility, net	—	450
Funds held for transition services	91	—
Proceeds from warrant exercise	—	3
Capital expenditures	(1,450)	(1,299)
Business combination, net	—	(1,967)
Contributions to investments	(149)	—
Payments on New Credit Facility, net	(1,050)	—
Cash paid to repurchase and retire common stock	(313)	(667)
Cash paid for common stock dividends	(412)	(788)
Net increase (decrease) in cash, cash equivalents and restricted cash	$594	$(784)
Cash Flow from Operating Activities
Cash provided by operating activities was $1,910 million and $3,075 million during the Current Period and Prior Period, respectively. The decrease during the Current Period is primarily due to lower prices for the natural gas, oil and NGL we sold as well as decreased sales volumes related to our Eagle Ford divestitures. Cash flows from operations are largely affected by the same factors that affect our net income, excluding various non-cash items, such as depreciation, depletion and amortization, certain impairments, gains or losses on sales of assets, deferred income taxes and mark-to-market changes in our open derivative instruments. See further discussion below under Results of Operations.
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
Proceeds from Exit Credit Facility, net
During the Prior Period, we borrowed a net $450 million on the Exit Credit Facility, which was primarily used to fund a portion of the Marcellus Acquisition. A portion of the borrowings were repaid with internally generated cash provided by operating activities.
Funds Held for Transition Services
During the Current Period, we held $91 million of funds relating to transition services associated with our Eagle Ford divestitures.
Capital Expenditures
Our capital expenditures increased during the Current Period compared to the Prior Period, primarily as a result of continued drilling and completion activity within our Marcellus and Haynesville operating areas. This increase was slightly offset by reduced activity in Eagle Ford due to our Eagle Ford divestitures. See Note 2 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion.

Business Combination
During the Prior Period, we closed the Marcellus Acquisition for approximately $2 billion and 9.4 million shares of our common stock. See Note 2 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion.
Contributions to Investments
During the Current Period, contributions to investments primarily consisted of $149 million, which we contributed to our investment with Momentum Sustainable Ventures LLC to build a new natural gas gathering pipeline and carbon capture project. See Note 12 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion.
Payments on New Credit Facility, net
During the Current Period, we made net repayments of $1,050 million on the New Credit Facility, utilizing a portion of the divestiture proceeds from the Eagle Ford divestitures and also from internally generated cash provided by operating activities.
Cash Paid to Repurchase and Retire Common Stock
In March 2022, we commenced our share repurchase program. During the Current Period, we repurchased 3.7 million shares for an aggregate price of $313 million. During the Prior Period, we repurchased 7.6 million shares of common stock for an aggregate price of $667 million. The repurchased shares of common stock were retired and recorded as a reduction to common stock and retained earnings.
Cash Paid for Common Stock Dividends
As part of our dividend program, we paid common stock dividends of $412 million and $788 million during the Current Period and Prior Period, respectively. See Note 9 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion.

Results of Operations
Natural Gas, Oil and NGL Production and Average Sales Prices

	Three Months Ended September 30, 2023
	Natural Gas		Oil		NGL		Total
	MMcf per day	$/Mcf	MBbl per day	$/Bbl	MBbl per day	$/Bbl	MMcfe per day	$/Mcfe
Marcellus	1,734	1.63	—	—	—	—	1,734	1.63
Haynesville	1,568	2.15	—	—	—	—	1,568	2.15
Eagle Ford	76	2.52	9	82.33	10	25.76	193	6.36
Total	3,378	1.89	9	82.33	10	25.76	3,495	2.12

Average NYMEX Price		2.55		82.26
Average Realized Price (including realized derivatives)		2.58		82.33		25.76		2.79

	Three Months Ended September 30, 2022
	Natural Gas		Oil		NGL		Total
	MMcf per day	$/Mcf	MBbl per day	$/Bbl	MBbl per day	$/Bbl	MMcfe per day	$/Mcfe
Marcellus	1,987	7.25	—	—	—	—	1,987	7.25
Haynesville	1,605	7.40	—	—	—	—	1,605	7.40
Eagle Ford	121	7.04	50	94.62	16	37.53	516	11.99
Total	3,713	7.31	50	94.62	16	37.53	4,108	7.90

Average NYMEX Price		8.20		91.56
Average Realized Price (including realized derivatives)		4.10		65.90		37.53		4.65

	Nine Months Ended September 30, 2023
	Natural Gas		Oil		NGL		Total
	MMcf per day	$/Mcf	MBbl per day	$/Bbl	MBbl per day	$/Bbl	MMcfe per day	$/Mcfe
Marcellus	1,845	2.24	—	—	—	—	1,845	2.24
Haynesville	1,569	2.26	—	—	—	—	1,569	2.26
Eagle Ford	96	2.22	26	77.41	12	25.61	323	7.82
Total	3,510	2.25	26	77.41	12	25.61	3,737	2.73

Average NYMEX Price		2.69		77.39
Average Realized Price (including realized derivatives)		2.56		72.10		25.61		2.99

	Nine Months Ended September 30, 2022
	Natural Gas		Oil		NGL		Total
	MMcf per day	$/Mcf	MBbl per day	$/Bbl	MBbl per day	$/Bbl	MMcfe per day	$/Mcfe
Marcellus	1,801	6.27	—	—	—	—	1,801	6.27
Haynesville	1,624	6.16	—	—	—	—	1,624	6.16
Eagle Ford	127	6.10	51	100.11	16	40.40	526	12.35
Powder River Basin	13	5.45	2	95.18	1	53.96	34	10.66
Total	3,565	6.21	53	99.87	17	41.14	3,985	7.07

Average NYMEX Price		6.77		98.09
Average Realized Price (including realized derivatives)		3.77		66.91		41.14		4.44

Natural Gas, Oil and NGL Sales

	Three Months Ended September 30, 2023
	Natural Gas	Oil	NGL	Total
Marcellus	$259	$—	$—	$259
Haynesville	310	—	—	310
Eagle Ford	18	71	24	113
Total natural gas, oil and NGL sales	$587	$71	$24	$682

	Three Months Ended September 30, 2022
	Natural Gas	Oil	NGL	Total
Marcellus	$1,324	$—	$—	$1,324
Haynesville	1,093	—	—	1,093
Eagle Ford	79	437	54	570
Total natural gas, oil and NGL sales	$2,496	$437	$54	$2,987

	Nine Months Ended September 30, 2023
	Natural Gas	Oil	NGL	Total
Marcellus	$1,126	$—	$—	$1,126
Haynesville	968	—	—	968
Eagle Ford	59	548	83	690
Total natural gas, oil and NGL sales	$2,153	$548	$83	$2,784

	Nine Months Ended September 30, 2022
	Natural Gas	Oil	NGL	Total
Marcellus	$3,085	$—	$—	$3,085
Haynesville	2,733	—	—	2,733
Eagle Ford	211	1,390	173	1,774
Powder River Basin	20	66	13	99
Total natural gas, oil and NGL sales	$6,049	$1,456	$186	$7,691
Natural gas, oil and NGL sales during the Current Quarter decreased $2,305 million compared to the Prior Quarter. Lower average prices, which were consistent with the downward trend in index prices for all products, drove a $2,071 million decrease during the Current Quarter. A $188 million decrease in Eagle Ford was primarily due to the Eagle Ford divestitures. Additionally, lower sales volumes in Marcellus and Haynesville resulted in an aggregate decrease of $46 million.
Natural gas, oil and NGL sales during the Current Period decreased $4,907 million compared to the Prior Period. Lower average prices, which were consistent with the downward trend in index prices for all products, drove a $4,465 million decrease during the Current Period. A $435 million decrease in Eagle Ford was primarily due to the Eagle Ford divestitures. Additionally, lower sales volumes in Haynesville resulted in a decrease of $34 million. Partially offsetting these decreases was an increase of $27 million due to increased sales volumes in Marcellus, primarily due to the Marcellus Acquisition in March 2022.
Production Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
		$/Mcfe		$/Mcfe		$/Mcfe		$/Mcfe
Marcellus	$21	0.13	$22	0.12	$64	0.13	$54	0.11
Haynesville	44	0.31	38	0.26	143	0.33	109	0.25
Eagle Ford	8	0.45	61	1.28	86	0.98	176	1.22
Powder River Basin	—	—	—	—	—	—	10	0.94
Total production expenses	$73	0.23	$121	0.32	$293	0.29	$349	0.32
Production expenses during the Current Quarter decreased $48 million compared to the Prior Quarter. The decrease was primarily due to the Eagle Ford divestitures.
Production expenses during the Current Period decreased $56 million compared to the Prior Period. The decrease was primarily due to the Eagle Ford and Powder River Basin divestitures, partially offset by an increase in saltwater disposal expenses in Marcellus and Haynesville.
Gathering, Processing and Transportation Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
		$/Mcfe		$/Mcfe		$/Mcfe		$/Mcfe
Marcellus	$106	0.66	$106	0.58	$325	0.64	$282	0.57
Haynesville	65	0.45	89	0.60	198	0.46	240	0.54
Eagle Ford	21	1.23	91	1.91	140	1.59	258	1.80
Powder River Basin	—	—	—	—	—	—	22	2.32
Total GP&T	$192	0.60	$286	0.76	$663	0.65	$802	0.74
Gathering, processing and transportation expenses during the Current Quarter decreased $94 million compared to the Prior Quarter. The decrease was primarily related to a $70 million decrease due to the Eagle Ford divestitures. Additionally, Haynesville decreased $24 million, primarily due to lower rates driven by decreased prices.
Gathering, processing and transportation expenses during the Current Period decreased $139 million compared to the Prior Period. The decrease was primarily related to a $140 million decrease due to the Eagle Ford and Powder River Basin divestitures. Additionally, Haynesville decreased $42 million, primarily due to lower rates driven by decreased prices. These decreases were partially offset by a $43 million increase in Marcellus, primarily due to the Marcellus Acquisition in March 2022.

Severance and Ad Valorem Taxes

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
		$/Mcfe		$/Mcfe		$/Mcfe		$/Mcfe
Marcellus	$4	0.03	$5	0.03	$11	0.02	$13	0.03
Haynesville	17	0.11	24	0.17	80	0.19	48	0.11
Eagle Ford	6	0.38	38	0.81	45	0.52	115	0.80
Powder River Basin	—	—	—	—	—	—	11	1.09
Total severance and ad valorem taxes	$27	0.08	$67	0.18	$136	0.13	$187	0.17
Severance and ad valorem taxes during the Current Quarter decreased $40 million compared to the Prior Quarter. The decrease was primarily related to a $32 million decrease due to the Eagle Ford divestitures. Additionally, Haynesville severance and ad valorem taxes were lower due to a decrease in the ad valorem taxable value based on actual assessments received.
Severance and ad valorem taxes during the Current Period decreased $51 million compared to the Prior Period. The decrease was primarily related to a $81 million decrease due to the Eagle Ford and Powder River Basin divestitures, partially offset by an increase of $32 million in the Haynesville due to legislative action that led to changes in the Haynesville severance tax rates and ad valorem taxable value methodology.
Natural Gas and Oil Derivatives

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Natural gas derivatives - realized gains (losses)	$216	$(1,096)	$302	$(2,381)
Natural gas derivatives - unrealized gains (losses)	(110)	(110)	843	(1,046)
Total gains (losses) on natural gas derivatives	$106	$(1,206)	$1,145	$(3,427)

Oil derivatives - realized losses	$—	$(132)	$(38)	$(480)
Oil derivatives - unrealized gains	—	309	88	239
Total gains (losses) on oil derivatives	—	177	50	(241)
Total gains (losses) on natural gas and oil derivatives	$106	$(1,029)	$1,195	$(3,668)
See Note 11 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for a discussion of our derivative activity.

General and Administrative Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Total G&A, net	$29	$40	$95	$102
G&A, net per Mcfe	$0.09	$0.11	$0.09	$0.09
Total general and administrative expenses, net during the Current Quarter decreased $11 million compared to the Prior Quarter, primarily due to a decrease in compensation and other corporate expenses. Total general and administrative expenses, net during the Current Period decreased $7 million compared to the Prior Period, primarily due to a decrease in compensation and other corporate expenses.

Depreciation, Depletion and Amortization

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
DD&A	$382	$440	$1,148	$1,300
DD&A per Mcfe	$1.19	$1.16	$1.13	$1.19
The decreases in depreciation, depletion and amortization for the Current Quarter and Current Period compared to the Prior Quarter and Prior Period, respectively, are primarily related to our Eagle Ford divestitures, partially offset by an increase related to the Marcellus Acquisition in March 2022. We cease recording depreciation on assets that are classified as held for sale.

Other Operating Expense, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Other operating expense, net	$3	$1	$15	$32
During the Prior Period, we recognized approximately $40 million of costs related to the Marcellus Acquisition, which included integration costs, consulting fees, financial advisory fees, legal fees and change in control expense in accordance with Chief’s existing employment agreements.
Interest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest expense on debt	$33	$49	$111	$131
Other	—	13	—	13
Amortization of premium, issuance costs and other	(2)	(1)	(7)	(2)
Capitalized interest	(8)	(9)	(22)	(22)
Total interest expense	$23	$52	$82	$120
The decreases in total interest expense during the Current Quarter and Current Period compared to the Prior Quarter and Prior Period, respectively, were primarily due to lower average debt outstanding between periods. Additionally, $12 million of interest expense was recorded during the Prior Quarter pertaining to a tax interest assessment.
Other Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Other income	$15	$4	$48	$29
The increase in other income during the Current Quarter compared to the Prior Quarter was due to a $9 million increase in interest income, related to our higher average cash balance during the Current Quarter, as well as an $8 million increase in deferred consideration amortization. The increase in other income during the Current Period compared to the Prior Period was due to a $19 million increase in interest income, related to our higher average cash balance during the Current Period, as well as a $15 million increase in deferred consideration amortization.

Income Taxes
Income tax expense was $532 million for the Current Period. Of this amount, $213 million was the result of projecting current federal and state income taxes, predominately as a result of taxable gains on closed divestitures, and the remainder is related to projections of deferred federal and state income taxes. Income tax expense of $105 million was recorded during the Prior Period. Of this amount, $84 million was the result of projecting current federal and state income taxes and $19 million was related to an increase to the valuation allowance as a result of the adjustment to the deferred tax liability through business combination accounting for the Vine Acquisition. Our effective income tax rate was 22.3% and 7.2% during the Current Period and the Prior Period, respectively. The fluctuation in the effective tax rate is mainly because we are no longer maintaining a full valuation allowance against our net deferred tax asset position during the Current Period, as we were during the Prior Period. Our effective tax rate can also fluctuate due to the impact of discrete items, state income taxes and permanent differences. See Note 8 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for a discussion of income taxes.

Forward-Looking Statements
This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements include our current expectations or forecasts of future events, including matters relating to the continuing effects of the impact of inflation and commodity price volatility resulting from instability in Europe and the Middle East, COVID-19 and related supply chain constraints, and the impact of each on our business, financial condition, results of operations and cash flows, the potential effects of the Plan on our operations, management, and employees, actions by, or disputes among or between, members of OPEC+ and other foreign oil-exporting countries, market factors, market prices, our ability to meet debt service requirements, our ability to continue to pay cash dividends, the amount and timing of any cash dividends, and our ESG initiatives. Forward-looking and other statements in this Form 10-Q regarding our environmental, social and other sustainability plans and goals are not an indication that these statements are necessarily material to investors or required to be disclosed in our filings with the SEC. In addition, historical, current, and forward-looking environmental, social and sustainability-related statements may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. Forward-looking statements often address our expected future business, financial performance and financial condition, and often contain words such as "expect," “could,” “may,” "anticipate," "intend," "plan," “ability,” "believe," "seek," "see," "will," "would," “estimate,” “forecast,” "target," “guidance,” “outlook,” “opportunity” or “strategy.”
Although we believe the expectations and forecasts reflected in our forward-looking statements are reasonable, they are inherently subject to numerous risks and uncertainties, most of which are difficult to predict and many of which are beyond our control. No assurance can be given that such forward-looking statements will be correct or achieved or that the assumptions are accurate or will not change over time. Particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include:
•the impact of inflation and commodity price volatility resulting from instability in Europe and the Middle East, COVID-19 and related labor and supply chain constraints, along with the effects of the current global economic environment, including impacts from higher interest rates and recent bank closures and liquidity concerns at certain financial institutions, on our business, financial condition, employees, contractors, vendors and the global demand for natural gas and oil and U.S. and on world financial markets;
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
•potential over-the-counter derivatives regulations limiting our ability to hedge against commodity price fluctuations;
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
Our natural gas, oil and NGL revenues during the Current Period, excluding any effect of our derivative instruments, were $2,153 million, $548 million and $83 million, respectively. Based on production, natural gas, oil and NGL revenue for the Current Period would have increased or decreased by approximately $215 million, $55 million, and $8 million, respectively, for each 10% increase or decrease in prices. As of September 30, 2023, the fair value of our natural gas derivatives were net assets of $331 million. As of September 30, 2023, we did not have any open oil or NGL derivative positions. A 10% increase in forward natural gas prices would decrease the valuation of natural gas derivatives by approximately $237 million. A 10% decrease in forward natural gas prices would increase the valuation of natural gas derivatives by approximately $242 million. See Note 11 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further information on our open derivative positions.
Interest Rate Risk
Our exposure to interest rate changes relates primarily to borrowings under our New Credit Facility for the Current Period and the Exit Credit Facility for the Prior Period. Interest is payable on borrowings under each respective credit facility based on floating rates. See Note 4 of the notes to our condensed consolidated financial statements included in Item 1 of Part 1 of this report for additional information. As of September 30, 2023, we did not have any outstanding borrowings under our New Credit Facility.

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
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2023 that our disclosure controls and procedures were effective.
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
Repurchases of Equity Securities
On December 2, 2021, we announced that our Board of Directors authorized the repurchase of up to $1.0 billion in aggregate value of our common stock and/or warrants from time to time. In June 2022, our Board of Directors authorized an increase in the size of the share repurchase program from $1.0 billion to $2.0 billion in aggregate value of our common stock and/or warrants. The repurchase authorization permits repurchases on a discretionary basis as determined by management, subject to market conditions, applicable legal requirements, available liquidity, compliance with the Company’s debt agreements and other appropriate factors. The share repurchase program expires on December 31, 2023. The following table provides information regarding purchases of our common stock made by us during the quarter ended September 30, 2023.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
July 1 - July 31	331,044	$86.02	331,044	$725
August 1 - August 31	443,612	$85.83	443,612	$687
September 1 - September 30(a)	734,835	$86.41	734,835	$622
Total	1,509,491	$86.16	1,509,491
_____________________________________
(a)On September 15, 2023, we entered into an accelerated share repurchase (“ASR”) agreement to repurchase $50 million of shares of our common stock. Under the terms of the ASR agreement, we received an initial delivery of 468,055 shares representing approximately 80% of the expected total to be repurchased. Upon final settlement of the ASR agreement on October 26, 2023, we received an additional 116,250 shares of common stock which are not reflected in the table above.

ITEM 3.	Defaults Upon Senior Securities
None.

ITEM 4.	Mine Safety Disclosures
Not applicable. On March 20, 2023, we divested our mining assets to WildFire Energy I LLC.

ITEM 5.	Other Information

During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

CHESAPEAKE ENERGY CORPORATION

Date: October 31, 2023	By:	/s/ DOMENIC J. DELL’OSSO, JR.
Domenic J. Dell’Osso, Jr. President and Chief Executive Officer

Date: October 31, 2023	By:	/s/ MOHIT SINGH
Mohit Singh Executive Vice President and Chief Financial Officer