Form 10-K
period 2023-12-31
CHESAPEAKE ENERGY CORP
filed 2024-02-21
CIK 895126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐
The aggregate market value of our common stock held by non-affiliates on June 30, 2023 was approximately $7.6 billion. As of February 15, 2024, there were 130,794,770 shares of our common stock outstanding.
__________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the 2024 Annual Meeting of Stockholders are incorporated by reference in Part III.

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

“LTIP” means the Chesapeake Energy Corporation 2021 Long Term Incentive Plan.
“LNG” means liquefied natural gas.
“Marcellus Acquisition” means Chesapeake’s acquisition of Chief and associated non-operated interests held by affiliates of Radler and Tug Hill, which closed on March 9, 2022, with an effective date of January 1, 2022.
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
“Southwestern” means Southwestern Energy Company.
“Southwestern Merger” means Chesapeake’s planned merger with Southwestern, which, subject to satisfaction or waiver of certain closing conditions, including certain regulatory approvals, is targeted to close in the second quarter of 2024.
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
“Tug Hill” means Tug Hill, Inc.
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
“2021 Predecessor Period” means the period of January 1, 2021 through February 9, 2021.
“2021 Successor Period” means the period of February 10, 2021 through December 31, 2021.
“2022 Successor Period” means the year ended December 31, 2022.
“2023 Successor Period” means the year ended December 31, 2023.

Forward-Looking Statements
This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements include our current expectations or forecasts of future events, including matters relating to the pending Southwestern Merger, armed conflict and instability in Europe and the Middle East, along with the effects of the current global economic environment, and the impact of each on our business, financial condition, results of operations and cash flows, actions by, or disputes among or between, members of OPEC+ and other foreign oil-exporting countries, market factors, market prices, our ability to meet debt service requirements, our ability to continue to pay cash dividends, the amount and timing of any cash dividends and our ESG initiatives. Forward-looking and other statements in this Form 10-K regarding our environmental, social and other sustainability plans and goals are not an indication that these statements are necessarily material to investors or required to be disclosed in our filings with the SEC. In addition, historical, current, and forward-looking environmental, social and sustainability-related statements may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. Forward-looking statements often address our expected future business, financial performance and financial condition, and often contain words such as "expect," “could,” “may,” "anticipate," "intend," "plan," “ability,” "believe," "seek," "see," "will," "would," “estimate,” “forecast,” "target," “guidance,” “outlook,” “opportunity” or “strategy.”
Although we believe the expectations and forecasts reflected in our forward-looking statements are reasonable, they are inherently subject to numerous risks and uncertainties, most of which are difficult to predict and many of which are beyond our control. No assurance can be given that such forward-looking statements will be correct or achieved or that the assumptions are accurate or will not change over time. Particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include:
•conservation measures and technological advances could reduce demand for natural gas and oil;
•negative public perceptions of our industry;
•competition in the natural gas and oil exploration and production industry;
•the volatility of natural gas, oil and NGL prices, which are affected by general economic and business conditions, as well as increased demand for (and availability of) alternative fuels and electric vehicles;
•risks from regional epidemics or pandemics and related economic turmoil, including supply chain constraints;
•write-downs of our natural gas and oil asset carrying values due to low commodity prices;
•significant capital expenditures are required to replace our reserves and conduct our business;
•our ability to replace reserves and sustain production;
•uncertainties inherent in estimating quantities of natural gas, oil and NGL reserves and projecting future rates of production and the amount and timing of development expenditures;
•drilling and operating risks and resulting liabilities;
•our ability to generate profits or achieve targeted results in drilling and well operations;
•leasehold terms expiring before production can be established;
•risks from our commodity price risk management activities;
•uncertainties, risks and costs associated with natural gas and oil operations;
•our need to secure adequate supplies of water for our drilling operations and to dispose of or recycle the water used;
•pipeline and gathering system capacity constraints and transportation interruptions;

•our plans to participate in the LNG export industry;
•terrorist activities and/or cyber-attacks adversely impacting our operations;
•risks from failure to protect personal information and data and compliance with data privacy and security laws and regulations;
•disruption of our business by natural or human causes beyond our control;
•a deterioration in general economic, business or industry conditions;
•the impact of inflation and commodity price volatility, including as a result of armed conflict and instability in Europe and the Middle East, along with the effects of the current global economic environment, on our business, financial condition, employees, contractors, vendors and the global demand for natural gas and oil and on U.S. and global financial markets;
•our inability to access the capital markets on favorable terms;
•the limitations on our financial flexibility due to our level of indebtedness and restrictive covenants from our indebtedness;
•our actual financial results after emergence from bankruptcy may not be comparable to our historical financial information;
•risks related to acquisitions or dispositions, or potential acquisitions or dispositions, including risks related to the pending Southwestern Merger, such as the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement for the Southwestern Merger; the possibility that our stockholders may not approve the issuance of our common stock in connection with the proposed transaction; the possibility that the stockholders of Southwestern may not approve the merger agreement; the risk that we or Southwestern may be unable to obtain governmental and regulatory approvals required for the proposed transaction, or required governmental and regulatory approvals may delay the Southwestern Merger or result in the imposition of conditions that could cause the parties to abandon the Southwestern Merger; the risk that the parties may not be able to satisfy the conditions to the proposed transaction in a timely manner or at all; risks related to limitation on our ability to pursue alternatives to the Southwestern Merger; risks related to change in control or other provisions in certain agreements that may be triggered upon completion of the Southwestern Merger; risks related to the merger agreement’s restrictions on business activities prior to the effective time of the Southwestern Merger; risks related to loss of management personnel, other key employees, customers, suppliers, vendors, landlords, joint venture partners and other business partners following the Southwestern Merger; risks related to disruption of management time from ongoing business operations due to the proposed transaction; the risk that any announcements relating to the proposed transaction could have adverse effects on the market price of our common stock or Southwestern’s common stock; the risk of any unexpected costs or expenses resulting from the proposed transaction; the risk of any litigation relating to the proposed transaction; the risk that problems may arise in successfully integrating the businesses of the companies, which may result in the combined company not operating as effectively and efficiently as expected; and the risk that the combined company may be unable to achieve synergies or other anticipated benefits of the proposed transaction or it may take longer than expected to achieve those synergies or benefits;
•our ability to achieve and maintain ESG certifications, goals and commitments;
•legislative, regulatory and ESG initiatives, addressing environmental concerns, including initiatives addressing the impact of global climate change or further regulating hydraulic fracturing, methane emissions, flaring or water disposal;

•federal and state tax proposals affecting our industry;
•risks related to an annual limitation on the utilization of our tax attributes, which is expected to be triggered upon the completion of the Southwestern Merger, as well as trading in our New Common Stock, additional issuance of New Common Stock, and certain other stock transactions, which could lead to an additional, potentially more restrictive, annual limitation; and
•other factors that are described under Risk Factors in Item 1A of Part I of this Form 10-K.
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

Our Business
We are an independent exploration and production company engaged in the acquisition, exploration and development of properties to produce natural gas, oil and NGL from underground reservoirs. We own a large portfolio of onshore U.S. unconventional natural gas assets, including interests in approximately 5,000 gross natural gas wells.
On January 10, 2024, Chesapeake and Southwestern entered into an all-stock merger agreement. Southwestern is an independent energy company engaged in development, exploration and production activities, including related marketing activities, within its operating areas in the Marcellus and Haynesville shale plays. Pursuant to the terms of the merger agreement, at the effective time of the Southwestern Merger, each eligible share of Southwestern common stock issued and outstanding immediately prior to the effective time will be automatically converted into the right to receive 0.0867 of a share of Chesapeake’s common stock. Our Board of Directors and the Board of Directors of Southwestern both approved the merger agreement. Subject to the approval of our shareholders and Southwestern shareholders, regulatory approvals and the satisfaction or waiver of other customary closing conditions, the Southwestern Merger is targeted to close in the second quarter of 2024.
During 2023, we completed our exit from Eagle Ford through three separate divestiture transactions, with aggregate proceeds from these transactions exceeding $3.5 billion, subject to customary post-closing adjustments.
On March 25, 2022, we sold our Powder River Basin assets in Wyoming to Continental Resources, Inc. for approximately $450 million.
On March 9, 2022, we completed our acquisition of Chief, Radler and associated non-operated interests held by affiliates of Tug Hill. Chief, Radler and Tug Hill held producing assets and an inventory of premium drilling locations in the Marcellus Shale in Northeast Pennsylvania.
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

Business Strategy
Our business strategy is to create shareholder value through the responsible development of our significant resource plays, while continuing to be a leading provider of affordable, reliable, lower carbon energy to markets in need.
Superior Capital Returns. We consistently focus on optimizing the development of our large resource base with a prioritization of generating high cash returns on capital invested. Our drive toward continuous improvement through engineering innovation and planning enhances margins for our shareholders.
Deep, Attractive Inventory. We hold leading positions in each of the two premier natural gas fields in the U.S. offering premium rock, returns and runway. Our prioritization of best-in-class execution further unlocks these resources to the benefit of our stakeholders.
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
Marcellus - Northern Appalachian Basin in Pennsylvania.
Haynesville - Haynesville/Bossier Shales in Northwestern Louisiana.

Well Data
As of December 31, 2023, we held an interest in approximately 5,000 gross productive gas wells, including 3,300 (1,900 net) wells in which we held a working interest and 1,700 wells in which we held an overriding or royalty interest. Of the 3,300 wells in which we held a working interest, we operated 2,800 gross wells and held a non-operating working interest in 500 gross wells. We also completed 166 gross (108 net) wells as operator and participated in another 28 gross (1 net) wells completed by other operators. We operate approximately 98% of our current daily production volumes.

Drilling Activity
The following table sets forth the wells we completed or participated in during the periods indicated. In the table, "gross" refers to the total wells in which we had a working interest and "net" refers to gross wells multiplied by our working interest:

	2023				2022				2021
	Gross	%	Net	%	Gross	%	Net	%	Gross	%	Net	%
Development:
Productive	194	100	109	100	237	100	151	100	137	100	74	100
Dry	—	—	—	—	—	—	—	—	—	—	—	—
Total	194	100	109	100	237	100	151	100	137	100	74	100

Exploratory:
Productive	—	—	—	—	—	—	—	—	2	100	1	100
Dry	—	—	—	—	1	100	1	100	—	—	—	—
Total	—	—	—	—	1	100	1	100	2	100	1	100
The following table shows the wells we completed or participated in by operating area:

	2023		2022		2021
	Gross Wells	Net Wells	Gross Wells	Net Wells	Gross Wells	Net Wells
Marcellus	78	37	103	59	83	34
Haynesville	84	51	83	61	40	31
Eagle Ford	32	21	52	32	12	7
Powder River Basin	—	—	—	—	4	3
Total	194	109	238	152	139	75
As of December 31, 2023, we had 92 gross (58 net) wells in the process of being drilled or completed.

Production Volumes, Sales Prices, Production Expenses and Gathering, Processing and Transportation Expenses
The following tables present information regarding our net production volumes, average sales price received for our production, and production and gathering, processing and transportation expenses per Mcfe for the periods indicated for our significant fields:

	Production
	Natural Gas (Bcf)	Oil (MMBbl)	NGL (MMBbl)	Total (Bcfe)
2023 Successor Period
Marcellus	669	—	—	669
Haynesville	566	—	—	566
Eagle Ford	31	7.7	3.8	100
Total Production	1,266	7.7	3.8	1,335
2022 Successor Period
Marcellus	670	—	—	670
Haynesville	588	—	—	588
Eagle Ford	46	18.7	5.8	193
Total Production	1,308	19.4	6.0	1,461
2021 Successor Period
Marcellus	421	—	—	421
Haynesville	243	—	—	243
Eagle Ford	44	19.5	6.0	198
Total Production	727	22.5	7.1	905

2021 Predecessor Period
Marcellus	50	—	—	50
Haynesville	22	—	—	22
Eagle Ford	7	3.0	0.7	29
Total Production	80	3.4	0.9	105

	Average Sales Price of Production(a)				Expenses ($/Mcfe)
	Natural Gas ($/Mcf)	Oil ($/Bbl)	NGL ($/Bbl)	Total ($/Mcfe)	Production	GP&T
2023 Successor Period
Marcellus	$2.22	$—	$—	$2.22	$0.12	$0.65
Haynesville	$2.30	$—	$—	$2.30	$0.33	$0.46
Eagle Ford	$2.25	$77.80	$25.62	$7.64	$0.91	$1.57
Total	$2.25	$77.80	$25.62	$2.66	$0.27	$0.64
2022 Successor Period
Marcellus	$6.03	$—	$—	$6.03	$0.11	$0.57
Haynesville	$5.92	$—	$—	$5.92	$0.26	$0.53
Eagle Ford	$5.64	$96.10	$36.76	$11.76	$1.22	$1.78
Total	$5.96	$96.07	$37.48	$6.77	$0.33	$0.73
2021 Successor Period
Marcellus	$3.25	$—	$—	$3.25	$0.08	$0.68
Haynesville	$4.10	$—	$—	$4.10	$0.24	$0.49
Eagle Ford	$4.02	$69.25	$29.76	$8.65	$0.88	$1.46
Total	$3.61	$69.07	$31.37	$4.87	$0.33	$0.86

2021 Predecessor Period
Marcellus	$2.42	$—	$—	$2.42	$0.08	$0.70
Haynesville	$2.44	$—	$—	$2.44	$0.19	$0.49
Eagle Ford	$2.57	$53.37	$23.94	$6.71	$0.71	$1.55
Total	$2.45	$53.21	$25.92	$3.77	$0.30	$0.96
___________________________________________
(a) Excludes the effect of hedging.

Natural Gas, Oil and NGL Reserves
The tables below set forth information as of December 31, 2023, with respect to our estimated proved reserves, the associated estimated future net revenue, the present value of estimated future net revenue and the standardized measure of discounted future net cash flows. None of the estimated future net revenue, PV-10 nor the standardized measure are intended to represent the current market value of the estimated natural gas, oil and NGL reserves we own. All of our estimated reserves are located within the United States.

	December 31, 2023
	Natural Gas	Oil	NGL	Total
	(Bcf)	(MMBbl)	(MMBbl)	(Bcfe)
Proved developed	6,363	—	—	6,363
Proved undeveloped	3,325	—	—	3,325
Total proved(a)	9,688	—	—	9,688

	Proved Developed	Proved Undeveloped	Total Proved
Standardized measure(b)			$4,477
Estimated future net revenue(b)	$6,194	$2,360	$8,554
Present value of estimated future net revenue (PV-10)(b)	$3,728	$843	$4,571
___________________________________________
(a)    Marcellus and Haynesville accounted for approximately 73% and 27%, respectively, of our estimated proved reserves by volume as of December 31, 2023.
(b)    Estimated future net revenue represents the estimated future revenue to be generated from the production of proved reserves, net of estimated production and future development costs, using pricing differentials and costs under existing economic conditions as of December 31, 2023, and assuming commodity prices as set forth below. For the purpose of determining prices used in our reserve reports, we used the unweighted arithmetic average of the prices on the first day of each month within the 12-month period ended December 31, 2023. The price used in our PV-10 measure was $2.64 per Mcf of natural gas, before basis differential adjustments. This price should not be interpreted as a prediction of future prices, nor does it reflect the value of our commodity derivative instruments in place as of December 31, 2023. The amounts shown do not give effect to non-property-related expenses, such as corporate general and administrative expenses and debt service, or to depreciation, depletion and amortization. The present value of estimated future net revenue typically differs from the standardized measure because the former does not include the effects of estimated future income tax expense of $94 million as of December 31, 2023.
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

As of December 31, 2023, our proved reserve estimates included 3,325 Bcfe of reserves classified as proved undeveloped, compared to 4,321 Bcfe as of December 31, 2022. Presented below is a summary of changes in our proved undeveloped reserves for 2023:

Total
(Bcfe)
Proved undeveloped reserves, beginning of period	4,321
Extensions and discoveries	301
Revisions of previous estimates	236
Conversion to proved developed reserves	(1,125)
Purchase of reserves-in-place	40
Sales of reserves-in-place	(448)
Proved undeveloped reserves, end of period	3,325

As of December 31, 2023, all PUDs were planned to be developed within five years of original recording. In 2023, we invested approximately $674 million to convert 1,125 Bcfe of PUDs to proved developed reserves. We added 301 Bcfe of PUD reserves through extensions and discoveries primarily due to new PUDs added in the Upper Marcellus. We had a net upward revision in previous estimates of 236 Bcfe. The net upward revision primarily consisted of 1,345 Bcfe from PUDs added in areas previously categorized as proved in both Marcellus and Haynesville, and 469 Bcfe of positive revisions on existing PUD locations primarily related to longer expected lateral lengths in both Marcellus and Haynesville, partially offset by 1,131 Bcfe of downward revisions due to lower natural gas, oil and NGL prices in 2023, and a downward revision of 447 Bcfe due to development plan and other changes in Marcellus and Haynesville. We added 40 Bcfe of PUDs through purchase of reserves-in-place in Haynesville. We divested 448 Bcfe of PUD reserves primarily related to our Eagle Ford divestitures.
The future net revenue attributable to our estimated PUDs was $2.36 billion, and the present value was $843 million as of December 31, 2023. These values were calculated assuming that we will expend approximately $2.0 billion to develop these reserves ($649 million in 2024, $326 million in 2025, $463 million in 2026, $292 million in 2027 and $221 million in 2028). The amount and timing of these expenditures will depend on a number of factors, including actual drilling results, service costs, commodity prices and the availability of capital. Our developmental drilling schedules are subject to revision and reprioritization throughout the year resulting from unknowable factors such as commodity prices, unexpected developmental drilling results, title issues and infrastructure availability or constraints.
As of December 31, 2023, approximately 222 Bcfe, or 2%, of our total proved reserves were non-producing.
Our ownership interest used for calculating proved reserves and the associated estimated future net revenue assumes maximum participation by other parties to our farm-out and participation agreements.
Our estimated proved reserves and the standardized measure of discounted future net cash flows of the proved reserves as of December 31, 2023, 2022 and 2021, along with the changes in quantities and standardized measure of the reserves for each of the three years then ended, are shown in Supplemental Disclosures About Natural Gas, Oil and NGL Producing Activities included in Item 8 of Part II of this report. No estimates of proved reserves comparable to those included herein have been included in reports to any federal agency other than the SEC.
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
Reserves Estimation
We engaged Netherland, Sewell & Associates, Inc., a third-party engineering firm, to audit our total proved reserves as of December 31, 2023. A copy of the audit letter issued by the engineering firm is filed with this report as Exhibit 99.1. The qualifications of the technical persons at the firm primarily responsible for overseeing the audit of our reserve estimates are set forth below.
•Over 43 combined years of practical experience in the estimation and evaluation of reserves;
•Licensed Professional Engineer in the State of Texas and Bachelor of Science degree in Chemical Engineering/Engineering and Public Policy;
•Licensed Professional Geoscientist in the State of Texas and Bachelor of Science and Master of Science degrees in Geology.
Our Corporate Reserves Department prepared our estimated proved reserves as of December 31, 2023 disclosed in this report. Those estimates were established utilizing standard geological and engineering technologies, which are generally accepted by the petroleum industry and were based upon the best available production, engineering and geologic data. These technologies, including computational methods, provide reasonable certainty in our reserves estimation and include technologies and inputs such as drilling results and well performance, decline curve analysis of wells in analogous reservoirs, material balance, volumetric calculation, statistical analysis, well logs, geologic maps and seismic data.
Our Manager – SEC Reserves Engineering, who is in charge of our Corporate Reserves Department, is the technical person primarily responsible for overseeing the preparation of our reserve estimates and for coordinating any reserves work conducted by a third-party engineering firm. His qualifications include the following:
•Over 16 years of practical experience in the oil and gas industry, with over 14 years in reservoir engineering;
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

Acreage
The following table sets forth our gross and net developed and undeveloped natural gas and oil leasehold and fee mineral acreage as of December 31, 2023. Gross acres are the total number of acres in which we own a working interest. Net acres refer to gross acres multiplied by our fractional working interest.

	Developed Leasehold		Undeveloped Leasehold		Total
	Gross Acres	Net Acres	Gross Acres	Net Acres	Gross Acres	Net Acres
	(in thousands)
Marcellus	576	337	182	152	758	489
Haynesville	354	322	100	59	454	381
Other(a)	313	293	1,351	1,276	1,664	1,569
Total	1,243	952	1,633	1,487	2,876	2,439
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
Generally, our natural gas and NGL production are sold to purchasers under index contracts, percentage-of-index contracts, spot price contracts or percentage-of-proceeds contracts. Under our index and percentage-of-index contracts, the price we receive is tied to published indices. Under the terms of our percentage-of-proceeds contracts, we receive a percentage of the resale price received from the ultimate purchaser. Oil production is sold under short-to-long-term market-sensitive and spot price contracts.
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
As of December 31, 2023, we had delivery commitments for a total of approximately 3,100 Bcf over the next 10 years. These delivery commitments vary each year, and we expect to fulfill these commitments primarily with production from our proved developed reserves.

Major Customers
For the 2023 Successor Period, sales to Valero Energy Corporation and Shell Energy North America accounted for approximately 17% and 10%, respectively, of total revenues (before the effects of hedging). For the 2022 Successor Period, sales to Shell Energy North America and Valero Energy Corporation accounted for approximately 13% and 10%, respectively, of total revenues (before the effects of hedging). For the 2021 Successor Period, sales to Valero Energy Corporation and Energy Transfer Crude Marketing accounted for approximately 14% and 11%, respectively, of total revenues (before the effects of hedging). For the 2021 Predecessor Period, sales to Valero Energy Corporation accounted for approximately 19% of total revenues (before the effects of hedging). No other purchasers accounted for more than 10% of our total revenues during the 2023 Successor Period, 2022 Successor Period, 2021 Successor Period or 2021 Predecessor Period.

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

Public Policy and Government Regulation
All of our operations are conducted onshore in the United States. Our industry is subject to a wide range of regulations, laws, rules, taxes, fees and other policy implementation actions that have been pervasive and are under constant review for amendment or expansion. Numerous government agencies have issued extensive regulations that are binding on our industry, some of which carry substantial penalties for failure to comply. These laws and regulations increase the cost of doing business. Additionally, currently unforeseen environmental incidents may occur or past non-compliance with environmental laws or regulations may be discovered. We actively monitor regulatory developments applicable to our industry in order to anticipate, design and implement required compliance activities and systems. The following are significant areas of government control and regulation affecting our operations.
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
In November 2021, the Environmental Protection Agency (the “EPA”) proposed new regulations to establish comprehensive standards of performance and emission guidelines for methane and volatile organic compound emissions from existing operations in the oil and gas sector, including the exploration and production, transmission, processing, and storage segments. The EPA issued a supplemental proposed rule in November 2022 to update, strengthen and expand its November 2021 proposed rule. In December 2023, the EPA issued the final rule, which imposes more stringent requirements on the natural gas and oil industry, requiring all well sites and compressor stations to be routinely monitored for leaks and eliminating or minimizing emissions from common pieces of equipment used in oil and gas operations, such as process controllers, pumps, and storage tanks. Further, in May 2023, the Department of Transportation’s Pipeline and Hazardous Materials Safety Administration (the “PHMSA”) issued a proposed rule that would require pipelines, underground natural gas storage facilities, and liquefied natural gas facilities to update leak detection and repair programs to require companies to use commercially available technologies to find and fix methane leaks from pipelines and other facilities. These rules and policy priorities may result in the development of additional regulations or changes to existing regulations, certain of which could negatively impact our financial position, results of operations and cash flows. President Biden has recommitted the United States to the Paris Agreement and, in April 2021, announced a goal of reducing the United States’ emissions by 50-52% below 2005 levels by 2030. Although the national commitments in the Paris Agreement create no binding requirements on individual companies or facilities, they do provide indications of the current administration’s policy direction and the types of legislative and regulatory requirements—such as the EPA’s final methane and volatile organic compound rule—that may be needed to achieve those commitments. In November 2021, the international community gathered again in Glasgow at the 26th Conference to the Parties on the UN Framework Convention on Climate Change (“COP26”), during which multiple announcements were made, including a call for parties to eliminate certain fossil fuel subsidies and pursue further action on non-carbon dioxide GHGs. While there were limited announcements at COP27, which took place in November 2022 in Sharm-El Sheik, with respect to the reduction of fossil fuel use, there were negotiations on emissions reduction targets and reduction of fossil fuel use amongst the international community. Relatedly, the United States and European Union jointly announced the launch of the “Global Methane Pledge,” which aims to cut global methane pollution at least 30% by 2030 relative to 2020 levels, including “all feasible reductions” in the energy sector. Such discussions continued at COP28 in Dubai, which resulted in an agreement among 200 nations to take more decisive climate action, including commitments to reduce reliance on fossil fuels.

In January 2024, the Biden administration announced a temporary pause on the U.S. Department of Energy’s (“DOE”) review of pending applications for authorization to export LNG to non-Free Trade Agreement countries until the DOE updates its underlying analyses for such decisions using more current data to account for considerations like potential energy cost increases for consumers and manufacturers or the latest assessment of the impact of GHG emissions. The temporary pause is not expected to affect LNG exports that have already been authorized. While this pause may not directly impact our exploration, production, and development activities, it may affect the demand for our products, which could have a material adverse effect on our business and financial position and impact our future business strategy.
In addition, several states and geographic regions in the United States have also adopted legislation and regulations regarding climate change-related matters, and additional legislation or regulation by these states and regions, U.S. federal agencies, including the EPA, and/or international agreements to which the United States may become a party could result in increased compliance costs for us and our customers. Failure to comply with these laws and regulations can lead to the imposition of remedial liabilities, administrative, civil or criminal fines or penalties or injunctions limiting our operations in affected areas. Moreover, multiple environmental laws provide for citizen suits, which allow environmental organizations to act in the place of the government and sue operators for alleged violations of environmental law. We consider the responsibility and costs of environmental protection and safety and health compliance fundamental parts of our business. To date, we have been able to plan for and comply with environmental, safety and health laws and regulations without materially altering our operating strategy or incurring significant unreimbursed expenditures. However, based on regulatory trends and increasingly stringent laws, as well as the increasing number of climate-related commitments by capital providers, our capital expenditures and operating expenses related to the protection of the environment and safety and health compliance have increased over the years and may continue to increase. For example, in addition to existing regulations from the EPA and similar agencies, the SEC has issued proposed rules that would mandate extensive disclosure of climate-related risks and other information. Additionally, in August 2023, the EPA issued a proposed rule that would amend the Petroleum and Natural Gas Systems source category of the EPA’s Greenhouse Gas Reporting Program to include new requirements for certain types of methane release events and bring the EPA’s Greenhouse Gas Reporting Program’s requirements into alignment with the Methane Emissions and Waste Reduction Incentive Program. For more information, see Item 1A. Risk Factors - “We are subject to extensive governmental regulation, which can change and could adversely impact our business.” The SEC has also indicated plans to propose various other disclosure regulations, including regarding human capital and other ESG matters. We cannot predict with any reasonable degree of certainty our future exposure concerning such matters.
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
Certain of our U.S. natural gas and oil leases are granted or approved by the federal government and administered by the U.S. Department of the Interior. Such leases require compliance with detailed federal regulations and orders that regulate, among other matters, drilling and operations on lands covered by these leases and calculation and disbursement of royalty payments to the federal government, tribes or tribal members. The federal government has increased its review in recent years in evaluating and, in some cases, promulgating new rules and regulations regarding competitive lease bidding, venting and flaring, gas and oil measurement and royalty payment obligations for production from federal lands. On November 30, 2022, the BLM issued a proposed rule to reduce the release of methane from venting, flaring, and leaks during gas and oil production activities on Federal and Indian leases, exemplifying the Biden Administration’s increased focus on the climate change impacts of federal projects, which could result in further changes to the federal gas and oil leasing program in the future. Restrictions surrounding onshore drilling and restrictions on the ability to obtain required permits could have a material adverse impact on our operations.
Permitting activities are also subject to frequent delays. Delays in obtaining permits or an inability to obtain new permits or permit renewals could inhibit our ability to execute our drilling and production plans. Failure to comply with applicable regulations or permit requirements could result in revocation of our permits, inability to obtain new permits and the imposition of fines and penalties.
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

Executive Officers
Domenic J. Dell'Osso, Jr., President, Chief Executive Officer and Director
Domenic J. (“Nick”) Dell'Osso, Jr., 47, has served as President and Chief Executive Officer since October 2021. Prior to being named as CEO, Mr. Dell’Osso served as our Executive Vice President and Chief Financial Officer since November 2010. Mr. Dell'Osso served as our Vice President – Finance and Chief Financial Officer of our wholly owned midstream subsidiary, Chesapeake Midstream Development, L.P., from August 2008 to November 2010. Before joining Chesapeake, Mr. Dell’Osso was an energy investment banker with Jefferies & Co. from 2006 to 2008 and Banc of America Securities from 2004 to 2006. Mr. Dell’Osso graduated from Boston College in 1998 and from the University of Texas at Austin in 2003.
Mohit Singh, Executive Vice President and Chief Financial Officer
Mohit Singh, 47, has served as Executive Vice President and Chief Financial Officer since December 2021. Prior to joining Chesapeake, Mr. Singh served for six years on the executive leadership team at BPX Energy, the United States onshore subsidiary of BP (NYSE: BP). He most recently led the M&A, corporate land and reserves functions, having previously served as Head of Business Development and Exploration and as Senior Vice President – North Business Unit. Prior to joining BPX, Mr. Singh worked as an investment banker focused on oil and gas transactions for RBC Capital Markets and Goldman Sachs. A chemical engineer by training, he began his career at Shell Exploration & Production Company where he held business planning, reservoir engineering and research engineering roles of increasing importance. Mr. Singh earned a PhD in Chemical Engineering from the University of Houston, an MBA from the University of Texas and a BTech in Chemical Engineering from the Indian Institute of Technology.
Joshua J. Viets, Executive Vice President and Chief Operating Officer
Joshua J. (“Josh”) Viets, 45, has served as Executive Vice President and Chief Operating Officer since February 2022. Prior to joining Chesapeake, Mr. Viets worked for 20 years in operational positions of increasing importance at ConocoPhillips Company (NYSE: COP). He most recently served as Vice President, Delaware Basin and previously held leadership positions in operations, engineering, subsurface, and capital project across the ConocoPhillips portfolio. Mr. Viets earned a Bachelor of Science in Petroleum Engineering from Colorado School of Mines in 2001.
Benjamin E. Russ, Executive Vice President - General Counsel and Corporate Secretary
Benjamin E. (“Ben”) Russ, 49, has served as Executive Vice President – General Counsel and Corporate Secretary since June 2021. Prior to that time, he served as Associate General Counsel – Corporate from May 2014 to June 2021; Division Counsel/Senior Division Counsel managing day-to-day legal matters in the Barnett, East Texas and Louisiana from July 2010 to May 2014; and Attorney/Senior Attorney managing litigation in Louisiana from September 2008 to July 2010. Before joining Chesapeake, Mr. Russ worked at Gulfport Energy Corporation serving as Assistant General Counsel from 2005 to 2006 and General Counsel from 2006 to 2008. Prior to Gulfport, he was an associate at the McKinney & Stringer, P.C. Mr. Russ received a B.S. in Finance from Oklahoma State University in 1996 and a J.D. from Oklahoma City University in 2004.

Human Capital Resources
One Team. One Chesapeake.
Our “One CHK” culture and company core values are aimed at promoting an inclusive, diverse and productive workplace. Working as One CHK defines Chesapeake’s culture and unites our team to achieve shared goals for the benefit of our stakeholders. It is a culture of accountability where innovation, collaboration and calculated risk-taking help us achieve sustainable operational success. We had approximately 1,000 employees as of December 31, 2023. None of our employees were covered by collective bargaining agreements, and our management works to maintain good relations with our employees.
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
In 2019, Chesapeake joined a coalition of companies pledging to advance diversity and inclusion in the workplace. On February 9, 2021, we formed a board committee dedicated to ESG oversight, including our inclusion and diversity efforts. Two of the seven members of our Board of Directors are considered to come from underrepresented backgrounds, including one woman and one “underrepresented minority” (as defined in Nasdaq’s board diversity rule). Chesapeake cultivates a workplace in which diverse perspectives are welcomed and respected and where employees feel encouraged to discuss diversity and inclusion.
In 2022, we further advanced our DEI program by nominating an executive sponsor from the Company’s senior management team, along with our inaugural advisory board and council teams. Each of these branches of our DEI program take part in determining strategic priorities, advancing our culture and supporting internal activities that invite all employees to participate in achieving our DEI vision.
For all these reasons, we believe our DEI program helps contribute to our corporate culture and business performance. We also recognize the importance of these efforts being compliant with applicable laws. DEI efforts are part of our legal compliance considerations, and we are committed to not making employment decisions, including decisions regarding hiring, promotion, and compensation, on the basis of any legally protected characteristic, such as race or gender.
Stay Accident Free Everyday (S.A.F.E.)
Safety is more than a company metric. It is core to our commitment to leading a responsible energy future. We set and deliver robust safety standards, prioritizing the well-being of our employees and contractors. Our safety culture is championed by our Board of Directors and executive leadership team, owned by every employee and contractor and managed by our Health, Safety, Environmental and Regulatory (HSER) team. Maintaining a safe work environment and promoting safe behaviors is a commitment that each of our employees and contractors own together. We hold each other accountable to keeping our sites, our co-workers and our contractors safe.

One program that reinforces this philosophy of personal responsibility is Stop Work Authority. Through Stop Work Authority, every employee and contractor has the right, responsibility and authority to stop work if conditions are unsafe or could cause harm to the environment. Creating an incident-free work environment starts with setting clear expectations among employees and contractors regarding our Safe and Compliant Operations Policy, safety standards, and working to empower and equip individuals with the skills necessary to promote safety in their areas of work. The foundation of our safety training efforts is our Stay Accident Free Every day (S.A.F.E.) program, which encourages all workers on our locations to take personal responsibility for their safety and the safety of those around them. This behavior-based program addresses the activities that can often lead to safety incidents and encourages actions that create safe work sites and a safe corporate campus.
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
Ethical Business Conduct
Chesapeake works hard to maintain the confidence of our stakeholders. We earn this trust by striving to act in an ethical manner to protect our people, the environment and the communities where we operate. This starts by driving accountability through all levels of the company and having systems in place to uphold our high standards for conduct. Strong governance practices begin at the top providing our organization with clear guidelines to define standards for ethical behavior at every level. Each Chesapeake director or employee, regardless of position, must abide by Chesapeake’s Code of Business Conduct (the "Code"), which is structured around our core values. Each year all employees must sign a Code certification confirming they have reviewed the Code and related policies, understand the high standards expected of them and will report actual or potential ethics concerns or Code violations.
Employee Wellness and Benefits
Supporting the individual well-being of our employees is foundational to our safety culture and success as a company. We champion healthy lifestyles and offer health resources. Across the company, employees are offered preventive programs and are encouraged to complete an annual screening for common health-related issues. We support our employees’ and their families’ health by offering full medical, dental, vision, prescription drug insurance for employees and their families, life insurance, short- and long-term disability coverage, and health savings and dependent care flexible spending accounts. We offer parental leave for the birth or adoption of a child, an adoption assistance program, alternate work schedules, a 401(k) savings plan with company match and discretionary contributions, flexible work hours, generous paid time off, including a well-being day, where each employee is encouraged to relax and recharge for a day once per calendar year and 12 company-paid holidays, tuition reimbursement and access to a child development center and fitness center at market rates. Additionally, Chesapeake provides employees and their families access to a confidential Employee Assistance Program, which connects employees with trained counselors and other support professionals.

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
•Risks related to potential acquisitions or dispositions may adversely affect our business.
•The gas and oil exploration and production industry is very competitive;
•Natural gas, oil and NGL prices fluctuate widely, and lower prices for an extended period of time are likely to have a material adverse effect on our business.
•Regional epidemics or pandemics and related economic turmoil, including supply chain constraints, have affected, and could in future adversely affect us.
~~•~~If commodity prices fall or drilling efforts are unsuccessful, we may be required to record write-downs of the carrying value of our natural gas and oil properties.
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
•Natural gas and oil operations are uncertain and involve substantial costs and risks.
•Our ability to produce natural gas, oil and NGL economically and in commercial quantities could be impaired if we are unable to acquire adequate supplies of water for our operations or are unable to dispose of or recycle the water we use economically and in an environmentally safe manner.
•Our operations may be adversely affected by pipeline, trucking and gathering system capacity constraints and may be subject to interruptions that could adversely affect our cash flow.
•Our business strategy is increasingly focused on capitalizing on the growing U.S. LNG export market, a highly regulated and capital intensive industry with a number of inherent commercial risks. U.S. LNG exports have helped drive domestic demand for natural gas, and, as a natural-gas producer, we could be materially and adversely impacted by a deterioration in the U.S. LNG export industry, which could in turn reduce demand for natural gas. In addition, we may seek to more directly participate in the LNG market through direct marketing arrangements with LNG export facilities and/or end users, which could expose us to additional commercial risks associated with the global LNG markets.
•Cyber-attacks targeting systems and infrastructure used by the gas and oil industry and related regulations may adversely impact our operations and, if we or our third-party providers are unable to obtain and maintain adequate protection for our key systems and data, our business may be harmed.

•We collect, process, store and use personal information and other data, and our actual or perceived failure to protect such information and data or comply with data privacy and security laws and regulations could damage our reputation and brand and harm our business and operating results.
•Our operations could be disrupted by natural or human causes beyond our control.
~~•~~A deterioration in general economic, political, business or industry conditions would have a material adverse effect on our results of operations, liquidity and financial condition.
•Military and other armed conflicts, including terrorist activities, and related price volatility and geopolitical instability could materially and adversely affect our business and results of operations.

Financial Risks Related to our Business
•We have significant capital needs, and our ability to access the capital and credit markets to raise capital on favorable terms is limited by industry conditions.
~~•~~Restrictive covenants in certain of our debt agreements could limit our growth and our ability to finance our operations, fund our capital needs, respond to changing conditions and engage in other business activities that may be in our best interests.
•Our actual financial results after emergence from bankruptcy may not be comparable to our historical financial information as a result of the implementation of the Plan and the transactions contemplated thereby.

Risks Related to the Southwestern Merger
•The Southwestern Merger may not be completed on the terms or timeline currently contemplated, or at all. Failure to complete or any delays in completing the Southwestern Merger could negatively impact the price of shares of our common stock, as well as our future business and financial results. Furthermore, the Southwestern Merger agreement subjects the Company to certain restrictions prior to the effective time of the Merger that could prevent the company from pursuing certain business opportunities.
•The synergies attributable to the Southwestern Merger, if consummated, may vary from expectations, and we will be subject to business uncertainties for a period of time after the closing of the Southwestern Merger, if consummated, which could adversely affect the combined company. These uncertainties could include, but may not be limited to, loss of key personnel, retention of customer or supplier contracts or relationships, incurrence of significant indebtedness, and litigation in connection with the Southwestern Merger.

Legal and Regulatory Risks
•We are subject to extensive governmental regulation, which can change and could adversely impact our business.
•Environmental matters and related costs can be significant.
•Increasing attention to ESG matters and our ability to achieve and maintain ESG certifications, goals and commitments may impact our business, financial results or stock price.
•The taxation of independent producers is subject to change, and changes in tax law could increase our cost of doing business.
•The completion of the Southwestern Merger is anticipated to trigger an annual limitation on the utilization of our tax attributes, reducing their ability to offset future taxable income, which may result in an increase to income tax liabilities. In addition, trading in our New Common Stock, additional issuance of New Common Stock, and certain other stock transactions could lead to an additional, potentially more restrictive, annual limitation.

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
Certain financial institutions, funds and other sources of capital have also elected to restrict or eliminate their investment in certain fossil fuel-related activities. Even if capital providers have not generally restricted their investment in fossil fuel-related activities, they may still assess various ESG considerations in making voting and capital allocation decisions. Responding to these and other stakeholder concerns on ESG matters may require us to incur additional costs or otherwise impact our business. For more information, see our risk factor “Increasing attention to ESG matters and our ability to achieve and maintain ESG certifications, goals and commitments may impact our business, financial results or stock price.”
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
•political instability or armed conflict in natural gas and oil producing regions, including in connection with the continued armed conflict and instability in Europe and the Middle East;
•acts of terrorism; and
•domestic and global economic and political conditions.
These factors and the volatility of the energy markets make it extremely difficult to predict future natural gas, oil and NGL price movements. In addition, any prolonged period of lower prices could reduce the quantities of reserves that we may economically produce.
Regional epidemics or pandemics and related economic turmoil, including supply chain constraints, have affected, and could in future adversely affect our business, financial condition, results of operations and cash flows.
The COVID-19 pandemic adversely impacted the entire global economy, including creating supply chain constraints, and any future regional epidemics or global pandemics and governmental and other measures implemented to try to address them, such as quarantines, shelter-in-place orders, business and government shutdowns and restrictions on operations, could adversely affect our business, financial condition, results of operations and cash flows. Actions by our customers and derivative contract counterparties in response to such events and their economic impacts, including potential non-performance or delays, could also have an adverse impact on our business.
If commodity prices fall or drilling efforts are unsuccessful, we may be required to record write-downs of the carrying value of our natural gas and oil properties.
We have been required to write down the carrying value of certain of our natural gas and oil properties in the past, and there is a risk that we will be required to take additional write-downs in the future. Write-downs may occur in the future when natural gas and oil prices are low for sustained periods, or if we have downward adjustments to our estimated proved reserves, increases in our estimates of operating or development costs, or due to the anticipated sale of properties.
The successful efforts method of accounting requires that we periodically review the carrying value of our natural gas and oil properties for possible impairment. Impairment is recognized for the excess of book value over fair value when the book value of a proven property is greater than the expected undiscounted future net cash flows from that property and on acreage when conditions indicate the carrying value is not recoverable. We may be required to write-down the carrying value of a property based on natural gas and oil prices at the time of the impairment review, or as a result of continuing evaluation of drilling results, production data, economics, divestiture activity, and other factors. A write-down constitutes a non-cash charge to earnings and does not impact cash or cash flows from operating activities; however, it reflects our long-term ability to recover an investment, reduces our reported earnings and increases certain leverage ratios. See Impairments within Critical Accounting Estimates included in Item 7 of this report for further information.
Significant capital expenditures are required to replace our reserves and conduct our business.
Our exploration, development and acquisition activities require substantial capital expenditures. We intend to fund our capital expenditures through cash flows from operations, and to the extent that is not sufficient, borrowings under our revolving credit facility. Our ability to generate operating cash flow is subject to a number of risks and variables, such as the level of production from existing wells, prices of natural gas, oil and NGL, our success in developing and producing new reserves and the other risk factors discussed herein. Our forecasted 2024 capital expenditures, inclusive of capitalized interest, are $1.25 - $1.35 billion compared to our 2023 capital spending level of $1.8 billion. Management continues to review operational plans for 2024 and beyond, which could result in changes to projected capital expenditures and projected revenues from sales of natural gas, oil and NGL. If we are unable to fund our capital expenditures as planned, we could experience a curtailment of our exploration and development activity, a loss of properties and a decline in our natural gas, oil and NGL reserves.
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
As of December 31, 2023, approximately 34% of our estimated proved reserves (by volume) were undeveloped. These reserve estimates reflect our plans for capital expenditures to convert PUDs into proved developed reserves, including approximately $2.0 billion during the next five years. You should be aware that the estimated development costs may not equal our actual costs, development may not occur as scheduled and results may not be as estimated. If we choose not to develop our PUDs, or if we are not otherwise able to successfully develop them, we will be required to remove them from our reported proved reserves. In addition, under the SEC’s reserve reporting rules, because PUDs generally may be booked only if they relate to wells scheduled to be drilled within five years of the date of booking, we may be required to remove any PUDs that are not developed within this five-year time frame.
You should not assume that the present values included in this report represent the current market value of our estimated reserves. In accordance with SEC requirements, the estimates of our present values are based on prices and costs as of the date of the estimates. The price on the date of estimate is calculated as the average natural gas and oil price during the 12 months ending in the current reporting period, determined as the unweighted arithmetic average of prices on the first day of each month within the 12-month period. The December 31, 2023 present value is based on the price of $2.64 per Mcf of natural gas, before basis differential adjustments. Actual future prices and costs may be materially higher or lower than the prices and costs as of the date of an estimate.
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
Moreover, certain of these events could result in environmental pollution and impact to third parties, including persons living in proximity to our operations, our employees and employees of our contractors, leading to possible injuries, death, significant damage to property and natural resources, or significant financial liabilities or penalties.

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
Our business strategy is increasingly focused on capitalizing on the growing U.S. LNG export market, a highly regulated and capital intensive industry with a number of inherent commercial risks. U.S. LNG exports have helped drive domestic demand for natural gas, and, as a natural-gas producer, we could be materially and adversely impacted by a deterioration in the U.S. LNG export industry, which could in turn reduce demand for natural gas. In addition, we may seek to more directly participate in the LNG market through direct marketing arrangements with LNG export facilities and/or end users, which could expose us to additional commercial risks associated with the global LNG markets.
As a domestic natural gas exploration and production company, we may be indirectly exposed to certain risks in the U.S. LNG export markets, including to the extent that we have entered into, or may in the future enter into, long-term natural gas supply agreements with LNG export facilities. The LNG export industry is a highly regulated and capital intensive industry that is subject to a number of risks. Many facilities remain under construction or are expanding, and if these facilities are unable to obtain and maintain approvals and permits from governmental and regulatory agencies with respect to the design, construction and operation of their facilities, or if they are unable to secure financing in connection with their operations or the completion of their planned projects, the U.S. LNG market may be materially and adversely impacted, which could reduce demand for U.S. natural gas and have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.
We may also in the future enter into other commercial arrangements directly with foreign LNG customers. LNG sale and purchase agreements commonly have terms exceeding 10 years, which could expose us to credit risk should a customer default and we are required to seek recourse. Additionally, long-term LNG sales and purchase agreements generally permit a customer to terminate their contractual obligations upon the occurrence of certain events, including: (i) a failure to make available specified scheduled cargo quantities, (ii) delays in the commencement of commercial operations, and (iii) the occurrence of certain events of force majeure. The occurrence of these and other events permitting termination may be outside of our control and may expose us to unrecoverable losses.

Further, any future commercial agreement may expose us to commodity risks associated with differential pricing of natural gas in different markets. LNG and natural gas are traded according to prices determined with reference to a variety of international indices, including the Japan Korea Marker (JKM) and the Dutch TTF market, each of which may materially differ from prices that use the U.S. Henry Hub index as a reference price. If we are unable to manage the impacts of unfavorable price differentials between domestic and international indices for LNG or natural gas in the context of future agreements, this could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.
Cyber-attacks targeting systems and infrastructure used by the gas and oil industry and related regulations may adversely impact our operations and, if we or our third-party providers are unable to obtain and maintain adequate protection for our key systems and data, our business may be harmed.
Our business has become increasingly dependent on digital technologies to conduct certain exploration, development and production activities. We depend on digital technology to estimate quantities of natural gas, oil and NGL reserves, process and record financial and operating data, analyze seismic and drilling information, and communicate with our customers, employees and third-party partners. In addition, many third-party providers, such as vendors and others in the supply chain, directly or indirectly provide to us various products and services across an array of internal and external functions that enable us to conduct, monitor and/or protect our business, systems and data assets. In addition, in the ordinary course of business, we and our service providers collect, process, transmit, and store proprietary and confidential data, including personal information.

We have been the subject of cyber-attacks on our internal systems and through those of third parties in the past. As an energy company, we expect to continue to be a target for such attacks in the future from nation-state sponsored foreign actors and other attackers. We face evolving cybersecurity risks that threaten the confidentiality, integrity, and availability of our digital technologies and business data, including malicious attacks by third parties or insiders, social engineering/phishing and human error, as well as bugs, misconfigurations of hardware or software and other vulnerabilities that may exist in our or our third-party providers’ systems or technologies. Unauthorized access to our seismic data, reserves information, customer or employee data or other proprietary or commercially sensitive information could lead to data corruption, communication interruption, or other disruptions in our exploration or production operations or planned business transactions, any of which could have a material adverse impact on our results of operations. If our information technology systems cease to function properly or our cybersecurity is breached (for example, due to ransomware), we could suffer disruptions to our normal operations, which may include disruptions to our drilling, completion, production and corporate functions. There can also be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems and data. A cyber-attack, or the perception thereof, involving our information systems and related infrastructure, or that of our business associates or third-party providers, could result in supply chain disruptions that delay or prevent the transportation and marketing of our production, non-compliance leading to regulatory fines or penalties, loss or disclosure of, or damage to, our or any of our customer’s or supplier’s data or confidential information that could harm our business by damaging our reputation, subjecting us to potential financial or legal liability, and requiring us to incur significant costs, including costs to repair or restore our systems and data or to take other remedial steps. Additionally, failure to comply with the obligations of any cyber incident notification laws or regulations can result in legal claims or proceedings (such as class actions), regulatory investigations and enforcement actions, fines and penalties, and negative reputational impacts that could cause us to lose existing or future customers.

In the event of a cyber-attack, we may be required by federal and state laws or regulations to provide notification to regulators or individuals. For example, the Cyber Incident Reporting for Critical Infrastructure Act (CIRCIA) was signed into law on March 15, 2022. CIRCIA mandates that all owners and operators of critical infrastructure report cyber incidents to the U.S. Department of Homeland Security’s Cybersecurity and Infrastructure Security Agency (CISA) within 72 hours and ransomware payments within 24 hours. These new requirements will become effective once CISA promulgates rules pursuant to the Act. CISA is required to issue a notice of proposed rulemaking by March 2024 and issue a final rule within 18 months of issuing the proposed rule.
Both the frequency and magnitude of cyberattacks is expected to increase as attackers are becoming more sophisticated. As a result, we may be unable to anticipate, detect, prevent, investigate or contain future attacks, particularly as the methodologies utilized by attackers change frequently or are not recognized until launched, and we may be unable to investigate or remediate incidents because attackers are increasingly using techniques and tools designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. Further, global remote working dynamics for our customers, employees and third-party providers present additional risk that threat actors may seek to engage in social engineering (for example, phishing) and to exploit vulnerabilities in corporate and non-corporate networks. As cyber-attacks continue to evolve, we may be required to spend significant additional resources to modify or enhance our protective measures or to investigate and remediate any vulnerabilities to cyber-attacks.
Any losses, costs or liabilities directly or indirectly related to cyberattacks or similar incidents may not be covered by, or may exceed the coverage limits of, any or all of our insurance policies.

We collect, process, store and use personal information and other data, and our actual or perceived failure to protect such information and data or comply with data privacy and security laws and regulations could damage our reputation and brand and harm our business and operating results.

We and our vendors are subject to a variety of federal and state data privacy laws, rules, regulations, industry standards and other requirements governing data privacy and the unauthorized disclosure of confidential information, which pose increasingly complex compliance challenges and potentially elevate costs as we collect, process and store personal data related to our past, current and prospective employees, royalty owners and other parties. Any failure to comply with these laws and regulations could result in significant penalties and legal liability. For example, we are subject to various state privacy laws, such as the California Consumer Privacy Act (“CCPA”), which came into effect in January, 2020, and the California Privacy Rights Act (“CPRA”), which expands upon the CCPA and came into effect in January 2023 (with a lookback period until January 2022). The CCPA and the CPRA, among other things, contain new disclosure obligations for businesses that collect personal information about California residents, provide such individuals expanded rights to access, delete, and correct their personal information, and opt-out of certain sales or transfers of personal information, and provide for statutory fines and penalties for certain data security breaches or other CCPA and CPRA violations. The enactment of the CCPA has prompted a wave of similar legislative developments in other states in the United States, which creates the potential for a patchwork of overlapping but different state laws. Any failure or perceived failure by us to comply with data privacy laws, rules, regulations, industry standards and other requirements could result in proceedings or actions against us by individuals, consumer rights groups, government agencies or others. We could incur significant costs in investigating and defending such claims and, if found liable, pay significant damages or fines or be required to make changes to our business. Further, any such proceedings and any subsequent adverse outcomes may subject us to significant negative publicity and an erosion of trust. If any of these events were to occur, our business, financial condition, or results of operations could be materially adversely affected.

Our operations could be disrupted by natural or human causes beyond our control.

Our operations are subject to disruption from natural or human causes beyond our control, including risks from extreme weather events, such as hurricanes, severe storms, floods, droughts, heat waves, winter storms, and ambient temperature, water level, or precipitation changes, as well as wildfires, war, accidents, civil unrest, political events, earthquakes, system failures, cyber threats, terrorist acts and epidemic or pandemic diseases, such as the COVID-19 pandemic, any of which could result in suspension of operations (including those of our customers or suppliers) or harm to people, our assets or the natural environment.
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
Historically, concerns about global economic growth and international political stability have had a significant impact on global financial markets and commodity prices, including petroleum products. If the economic or political climate in the United States or abroad deteriorates, worldwide demand for petroleum products could diminish, which could impact the price at which we can sell our production, affect the ability of our vendors, suppliers and customers to continue operations and materially adversely impact our results of operations, liquidity and financial condition. The global market is also continuing to experience inflationary pressure, including rising fuel costs, a tightening steel market and labor and supply chain shortages, which could result in increases to our operating and capital costs that are not fixed.
Military and other armed conflicts, including terrorist activities, and related price volatility and geopolitical instability, could materially and adversely affect our business and results of operations.
Military and other armed conflicts, terrorist attacks and the threat of both, whether domestic or foreign, could cause further instability in the global financial and energy markets. Continued instability in Europe and the Middle East and the occurrence or threat of terrorist attacks in the United States or other countries could adversely affect the global economy in unpredictable ways, including the disruption of energy supplies and markets, increased volatility in commodity prices, including petroleum products, or the possibility that the infrastructure on which we rely could be a direct target or an indirect casualty of an act of terrorism, and, in turn, could materially and adversely affect our business and results of operations.
For example, in late February 2022, Russia launched a military invasion against Ukraine. Sustained conflict and disruption in the region is likely in the near term, and the longer-term duration of the war is uncertain. The Russian invasion has caused, and could intensify, volatility in natural gas, oil and NGL prices, driving a sharp upward spike in the short term, and may have an impact on global growth prospects, which could in turn affect demand for natural gas and oil. In addition, any exacerbation or spillover of the current armed conflict between Israel and Hamas into the broader region could produce similar impacts. Any such volatility, impacts on demand and disruptions may also magnify the impact of other risk factors described in this report.

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
In connection with the disclosure statement, we filed with the Bankruptcy Court, and the hearing to consider confirmation of the Plan, we prepared projected financial information to demonstrate to the Bankruptcy Court the feasibility of the Plan and our ability to continue operations upon our emergence from bankruptcy. Those projections were prepared solely for the purpose of bankruptcy proceedings and have not been, and will not be, updated on an ongoing basis and should not be relied upon by investors. At the time they were prepared, the projections reflected numerous assumptions concerning our anticipated future performance with respect to prevailing and anticipated market and economic conditions that were and remain beyond our control and that may not materialize. Projections are inherently subject to substantial and numerous uncertainties and to a wide variety of significant business, economic and competitive risks, and the assumptions underlying the projections and/or valuation estimates may prove to be incorrect in material respects. Actual results may vary significantly from those contemplated by the projections. As a result, investors should not rely on these projections.

Risks Related to the Southwestern Merger
Chesapeake and Southwestern must obtain certain regulatory approvals and clearances to consummate the Southwestern Merger, which, if delayed, not granted or granted with unacceptable conditions, could prevent, substantially delay or impair consummation of the merger, result in additional expenditures of money and resources or reduce the anticipated benefits of the merger.
At any time before or after consummation of the Southwestern Merger, the U.S. Department of Justice or the Federal Trade Commission, or any state attorney general, could take such action under the antitrust laws as it deems necessary or desirable in the public interest, including but not limited to seeking to enjoin the completion of the merger, seeking divestiture of substantial assets of the parties or requiring the parties to license, or hold separate, assets or terminate existing relationships and contractual rights. Private parties may also seek to take legal action under the antitrust laws under certain circumstances. Such conditions or changes and the process of obtaining regulatory approvals could have the effect of delaying or impeding consummation of the Southwestern

Merger or of imposing additional costs or limitations on Chesapeake or Southwestern following completion of the merger, any of which might have an adverse effect on Chesapeake or Southwestern following completion of the merger and may diminish the anticipated benefits of the Southwestern Merger.
The Southwestern Merger is subject to various closing conditions, and any delay in completing the merger may reduce or eliminate the benefits expected.
The Southwestern Merger is subject to the satisfaction of a number of other conditions beyond the parties’ control that may prevent, delay or otherwise materially adversely affect the completion of the merger. These conditions include, among other things, Southwestern shareholder approval of the merger agreement, Chesapeake shareholder approval of the issuance of Chesapeake common stock in connection with the merger and the expiration or termination of all applicable waiting periods (and any extensions thereof) under the HSR Act and any commitment to, or agreement (including any timing agreement) with, any governmental entity to delay the consummation of, or not to consummate before a certain date, the Southwestern Merger. Chesapeake cannot predict with certainty whether and when any of these conditions will be satisfied. Any delay in completing the Southwestern Merger could cause the combined company not to realize, or delay the realization of, some or all of the benefits that the companies expect to achieve from the Southwestern Merger.
The merger agreement limits Chesapeake’s and Southwestern’s respective ability to pursue alternatives to the Southwestern Merger, which may discourage other companies from making a favorable alternative transaction proposal and, in specified circumstances, could require Chesapeake or Southwestern to pay the other party a termination fee.
The merger agreement contains certain provisions that restrict each of Chesapeake’s and Southwestern’s ability to directly or indirectly solicit competing acquisition proposals or to enter into discussions concerning, or provide confidential information in connection with, any proposal or offer that constitutes, or would reasonably be expected to lead to, a competing acquisition proposal, and Chesapeake and Southwestern have each agreed to certain terms and conditions relating to their ability to engage in, continue or otherwise participate in any discussions with respect to, provide a third party confidential information with respect to or enter into any acquisition agreement with respect to certain unsolicited proposals that constitute or are reasonably likely to lead to a competing proposal. Further, even if the Chesapeake Board of Directors of Directors or the Southwestern Board of Directors of Directors changes, withdraws, modifies, or qualifies its recommendation, unless the merger agreement has been terminated in accordance with its terms, both parties will still be required to submit the proposals regarding the Southwestern Merger to a vote at their respective special meetings. In addition, Chesapeake and Southwestern generally have an opportunity to offer to modify the terms of the merger agreement in response to a competing acquisition proposal or intervening event before the board of directors of the other party may withdraw or qualify their respective recommendations. The merger agreement further provides that, under specified circumstances, including in the event that either Southwestern or Chesapeake terminates the merger agreement in response to an acquisition proposal from a third party that their respective board of directors determines constitutes a superior offer, Southwestern may be required to reimburse Chesapeake’s expenses up to approximately $55.6 million or pay Chesapeake a termination fee equal to $260.0 million, less any expenses previously paid, and Chesapeake may be required to reimburse Southwestern’s expenses up to approximately $37.3 million or pay Southwestern a termination fee equal to $389.0 million, less any expenses previously paid.
These provisions could discourage a potential third-party acquirer or other strategic transaction partner that might have an interest in Chesapeake or Southwestern from considering or pursuing an alternative transaction with either party or proposing such a transaction. These provisions might also result in a potential third-party acquirer or other strategic transaction partner proposing to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable in certain circumstances.
The market price for Chesapeake common stock following the closing may be affected by factors different from those that historically have affected or currently affect Chesapeake common stock and Southwestern common stock.
Upon completion of the merger, Southwestern shareholders who receive Chesapeake common stock will become shareholders of Chesapeake. Chesapeake’s financial position may differ from its financial position before the completion of the merger, and the results of operations of the combined company may be affected by some factors that are different from those currently affecting the results of operations of Chesapeake and those currently affecting the results of operations of Southwestern. Accordingly, the market price and performance of Chesapeake common stock is likely to be different from the performance of Southwestern common stock, or Chesapeake common stock in the absence of the merger. In addition, general fluctuations in stock markets could have a material adverse effect on the market for, or liquidity of, Chesapeake common stock, regardless of Chesapeake’s actual operating performance.
Completion of the Southwestern Merger may trigger change in control or other provisions in certain agreements to which Chesapeake, Southwestern or any of their respective subsidiaries or joint ventures is a party.
The completion of the Southwestern Merger may trigger change in control or other provisions in certain agreements to which Chesapeake, Southwestern or any of their respective subsidiaries or joint ventures is a party. If Chesapeake or Southwestern are unable to negotiate waivers of those provisions, the counterparties may exercise their rights and remedies under such agreements, potentially terminate such agreements, or seek monetary damages. Even if Chesapeake or Southwestern are able to negotiate waivers, the counterparties may require a fee for such waivers or seek to renegotiate such agreements on terms less favorable to Chesapeake, Southwestern or the applicable subsidiary or joint venture.
Chesapeake and Southwestern are expected to incur significant transaction costs in connection with the Southwestern Merger, which may be in excess of those anticipated by them.
Chesapeake and Southwestern have incurred and are expected to continue to incur a number of non-recurring costs associated with negotiating and completing the Southwestern Merger, combining the operations of the two companies and achieving desired synergies. These costs have been, and will continue to be, substantial and, in many cases, will be borne by Chesapeake and Southwestern whether or not the Southwestern Merger is completed. A substantial majority of non-recurring expenses will consist of transaction costs, including, among others, fees paid to financial, legal, accounting and other advisors, employee retention, severance and benefit costs, and filing fees. Chesapeake will also incur costs related to formulating and implementing integration plans, including facilities and systems consolidation costs and other employment-related costs. Chesapeake and Southwestern will continue to assess the magnitude of these costs, and additional unanticipated costs may be incurred in connection with the Southwestern Merger and the integration of the two companies’ businesses. While Chesapeake and Southwestern have assumed that a certain level of expenses would be incurred, there are many factors beyond their control that could affect the total amount or the timing of the expenses. The elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, may not offset integration-related costs and achieve a net benefit in the near term, or at all. The costs described above and any unanticipated costs and expenses, many of which will be borne by Chesapeake or Southwestern even if the Southwestern Merger is not completed, could have an adverse effect on Chesapeake’s or Southwestern’s financial condition and operating results.
The Merger Agreement subjects Chesapeake and Southwestern to restrictions on their respective business activities prior to the effective time of the Southwestern Merger.
The merger agreement subjects Chesapeake and Southwestern to restrictions on their respective business activities prior to the effective time. The merger agreement obligates each of Chesapeake and Southwestern to generally conduct its businesses in the ordinary course until the effective time and to use its reasonable best efforts to preserve substantially intact its present business organization, goodwill and assets, to keep available the services of its current officers and employees and preserve its existing relationships with governmental entities and its significant customers, suppliers, licensors, licensees, distributors, lessors and others having significant business dealings with it. These restrictions could prevent Chesapeake and Southwestern from pursuing certain business opportunities that arise prior to the effective time and are outside the ordinary course of business.

Uncertainties associated with the Southwestern Merger may cause a loss of management personnel and other key employees of Chesapeake and Southwestern, which could adversely affect the future business and operations of the combined company following the merger.
Chesapeake and Southwestern are dependent on the experience and industry knowledge of their respective officers and other key employees to execute their business plans. The combined company’s success after the Southwestern Merger will depend in part upon its ability to retain key management personnel and other key employees of both Chesapeake and Southwestern. Current and prospective employees of Chesapeake and Southwestern may experience uncertainty about their roles within the combined company following the Southwestern Merger or other concerns regarding the timing and completion of the merger or the operations of the combined company following the merger, any of which may have an adverse effect on the ability of Chesapeake and Southwestern to retain or attract key management and other key personnel. If Chesapeake and Southwestern are unable to retain personnel, including key management, who are critical to the future operations of the companies, Chesapeake and Southwestern could face disruptions in their operations, loss of existing customers, loss of key information, expertise or know-how and unanticipated additional recruitment and training costs. In addition, the loss of key personnel could diminish the anticipated benefits of the Southwestern Merger. No assurance can be given that the combined company, following the Southwestern Merger, will be able to retain or attract key management personnel and other key employees to the same extent that Chesapeake and Southwestern have previously been able to retain or attract their own employees.
The Southwestern Merger may not be completed, and the merger agreement may be terminated in accordance with its terms. Failure to complete the Southwestern Merger could negatively impact Chesapeake’s stock and have a material adverse effect on our results of operations, cash flows and financial position.
Chesapeake or Southwestern may elect to terminate the merger agreement in accordance with its terms in certain circumstances as further detailed in the merger agreement. If the Southwestern Merger is not completed for any reason, including as a result of failure to obtain all requisite regulatory approvals or if the Chesapeake shareholders or Southwestern shareholders fail to approve the applicable proposals, the ongoing businesses of Chesapeake and Southwestern may be materially adversely affected and, without realizing any of the benefits of having completed the merger, Chesapeake and Southwestern would be subject to a number of risks, including the following:
•Chesapeake may experience negative reactions from the financial markets, including negative impacts on its stock price;
•Chesapeake and its subsidiaries may experience negative reactions from customers, suppliers, vendors, landlords, joint venture partners and other business partners;
•Chesapeake will still be required to pay certain significant costs relating to the Southwestern Merger, such as legal, accounting, financial advisor and printing fees;
•Chesapeake may be required to pay a termination fee as required by the merger agreement;
•the merger agreement places certain restrictions on the conduct of the respective businesses pursuant to the terms of the merger agreement, which may delay or prevent Chesapeake from undertaking business opportunities that, absent the merger agreement, may have been pursued;
•matters relating to the Southwestern Merger (including integration planning) require substantial commitments of time and resources by each company’s management, which may have resulted in the distraction of each company’s management from ongoing business operations and pursuing other opportunities that could have been beneficial to the companies; and
•litigation related to any failure to complete the Southwestern Merger or related to any enforcement proceeding commenced against Chesapeake to perform its obligations pursuant to the merger agreement.
If the Southwestern Merger is not completed, the risks described above may materialize, which may have a material adverse effect on Chesapeake’s results of operations, cash flows, financial position and stock price.

Litigation relating to the Southwestern Merger could result in an injunction preventing completion of the merger, substantial costs to Chesapeake and Southwestern and/or may adversely affect the combined company’s business, financial condition or results of operations following the merger.

Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into acquisition, merger or other business combination agreements. Even if such a lawsuit is without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on Chesapeake’s and Southwestern’s respective liquidity and financial condition.
Lawsuits that may be brought against Chesapeake, Southwestern or their respective directors could also seek, among other things, injunctive relief or other equitable relief, including a request to rescind parts of the merger agreement already implemented and to otherwise enjoin the parties from consummating the Southwestern Merger. One of the conditions to the closing of the Southwestern Merger is that no injunction by any court or other tribunal of competent jurisdiction has been entered and continues to be in effect and no law has been adopted or is effective, in either case that prohibits or makes illegal the closing of the merger. Consequently, if a plaintiff is successful in obtaining an injunction prohibiting completion of the Southwestern Merger, that injunction may delay or prevent the merger from being completed within the expected timeframe or at all, which may adversely affect Chesapeake’s and Southwestern’s respective business, financial position and results of operation.
There can be no assurance that any of the defendants will be successful in the outcome of any pending or any potential future lawsuits. The defense or settlement of any lawsuit or claim that remains unresolved at the time the Southwestern Merger is completed may adversely affect Chesapeake’s and Southwestern’s business, financial condition, results of operations and cash flows.

Risks Relating to the Combined Company Following the Merger

The combined company may be unable to integrate the businesses of Chesapeake and Southwestern successfully or realize the anticipated benefits of the Southwestern Merger.
The Southwestern Merger involves the combination of two companies that currently operate as independent public companies. The combination of two independent businesses is complex, costly and time consuming, and each of Chesapeake and Southwestern will be required to devote significant management attention and resources to integrating the business practices and operations of Southwestern into Chesapeake. Potential difficulties that Chesapeake and Southwestern may encounter as part of the integration process include the following:
•the inability to successfully combine the business of Chesapeake and Southwestern in a manner that permits the combined company to achieve, on a timely basis, or at all, the enhanced revenue opportunities and cost savings and other benefits anticipated to result from the Southwestern Merger;
•complexities associated with managing the combined businesses, including difficulty addressing possible differences in operational philosophies and the challenge of integrating complex systems, technology, networks and other assets of each of the companies in a seamless manner that minimizes any adverse impact on customers, suppliers, employees and other constituencies;
•the assumption of contractual obligations with less favorable or more restrictive terms; and
•potential unknown liabilities and unforeseen increased expenses or delays associated with the Southwestern Merger.
In addition, Chesapeake and Southwestern have operated and, until the completion of the Southwestern Merger, will continue to operate, independently. It is possible that the integration process could result in:
•diversion of the attention of each company’s management; and
•the disruption of, or the loss of momentum in, each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies.
Any of these issues could adversely affect each company’s ability to maintain relationships with customers, suppliers, employees and other constituencies or achieve the anticipated benefits of the Southwestern Merger or could reduce each company’s earnings or otherwise adversely affect the business and financial results of the combined company following the merger.

The market price for Chesapeake common stock following the closing may be affected by factors different from those that historically have affected or currently affect Chesapeake common stock.
Upon completion of the Southwestern Merger, Southwestern shareholders who receive Chesapeake common stock will become shareholders of Chesapeake. Chesapeake’s financial position may differ from its financial position before the completion of the Southwestern Merger, and the results of operations of the combined company may be affected by some factors that are different from those currently affecting the results of operations of Chesapeake and those currently affecting the results of operations of Southwestern. Accordingly, the market price and performance of Chesapeake common stock is likely to be different from the performance of Chesapeake common stock in the absence of the merger.

The synergies attributable to the Southwestern Merger may vary from expectations.
The combined company may fail to realize the anticipated benefits and synergies expected from the Southwestern Merger, which could adversely affect the combined company’s business, financial condition and operating results. The success of the merger will depend, in significant part, on the combined company’s ability to successfully integrate the acquired business, grow the revenue of the combined company and realize the anticipated strategic and financial performance benefits and synergies from the combination. However, achieving these benefits requires, among other things, realization of the targeted cost and commercial synergies expected from the merger. This growth and the anticipated benefits of the transaction may not be realized fully or at all or may take longer to realize than expected. Actual operating, technological, strategic and revenue opportunities, if achieved at all, may be less significant than expected or may take longer to achieve than anticipated. If the combined company is not able to achieve these objectives and realize the anticipated benefits and synergies expected from the Southwestern Merger within the anticipated timing or at all, the combined company’s business, financial condition and operating results may be adversely affected, the combined company’s earnings per share may be diluted, the accretive effect of the merger may decrease or be delayed and the share price of the combined company may be negatively impacted.

The future results of the combined company following the Southwestern Merger will suffer if the combined company does not effectively manage its expanded operations.
Following the Southwestern Merger, the size of the business of the combined company will increase significantly. The combined company’s future success will depend, in part, upon its ability to manage this expanded business, which will pose substantial challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. The combined company may also face increased scrutiny from governmental authorities as a result of the significant increase in the size of its business. There can be no assurances that the combined company will be successful or that it will realize the expected operating efficiencies, cost savings, revenue enhancements or other benefits currently anticipated from the Southwestern Merger.

The Southwestern Merger may result in a loss of customers, suppliers, vendors, landlords, joint venture partners and other business partners and may result in the termination of existing contracts.
Following the Southwestern Merger, some of the customers, suppliers, vendors, landlords, joint venture partners and other business partners of Chesapeake or Southwestern may terminate or scale back their current or prospective business relationships with the combined company. In addition, Chesapeake and Southwestern have contracts with customers, suppliers, vendors, landlords, joint venture partners and other business partners that may require Chesapeake or Southwestern to obtain consents from these other parties in connection with the Southwestern Merger, which may not be obtained on favorable terms or at all. If relationships with customers, suppliers, vendors, landlords, joint venture partners and other business partners are adversely affected by the Southwestern Merger, or if the combined company, following the merger, loses the benefits of the contracts of Chesapeake or Southwestern, the combined company’s business and financial performance could suffer.

The combined company will have a significant amount of indebtedness, which will limit its liquidity and financial flexibility, and any downgrade of its credit rating could adversely impact the combined company. The combined company may also incur additional indebtedness in the future.

As of September 30, 2023, Chesapeake and Southwestern had total long-term indebtedness of approximately $2.0 billion and $4.1 billion, respectively. Accordingly, the combined company will have substantial indebtedness following completion of the Southwestern Merger. In addition, subject to the limits contained in the documents governing such indebtedness, the combined company may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions or for other purposes. The combined company’s indebtedness and other financial commitments have important consequences to its business, including, but not limited to:

•making it more difficult for the company to satisfy its obligations with respect to senior notes and other indebtedness due to the increased debt-service obligations, which could, in turn, result in an event of default on such other indebtedness or the senior notes;

•requiring the combined company to dedicate a substantial portion of its cash flows from operations to debt service payments, thereby limiting its ability to fund working capital, capital expenditures, investments or acquisitions and other general corporate purposes;

•increasing the combined company’s vulnerability to general adverse economic and industry conditions, including low commodity price environments;

•limiting the combined company’s ability to obtain additional financing due to higher costs and more restrictive covenants;

•limiting the combined company’s flexibility in planning for, or reacting to, changes in its business and the industry in which it operates; and

•placing the combined company at a competitive disadvantage compared with its competitors that have proportionately less debt and fewer guarantee obligations.

In addition, Chesapeake and Southwestern receive credit ratings from rating agencies in the U.S. with respect to their indebtedness. Any credit downgrades resulting from the Southwestern Merger or otherwise could adversely impact the combined company’s ability to access financing and trade credit, require the combined company to provide additional letters of credit or other assurances under contractual arrangements and increase the combined company’s interest rate under any credit facility borrowing as well as the cost of any other future debt.

Legal and Regulatory Risks
We are subject to extensive governmental regulation, which can change and could adversely impact our business.

Our operations are subject to extensive federal, state, local and other laws, rules and regulations, including with respect to environmental matters, worker health and safety, wildlife conservation, the gathering and transportation of gas, oil and NGL, conservation policies, reporting obligations, royalty payments, unclaimed property and the imposition of taxes, and tribal laws for a minor portion of our acreage. Such regulations include requirements for permits to drill and to conduct other operations and for provision of financial assurances (such as bonds) covering drilling, completion and well operations. If permits are not issued, or if unfavorable restrictions or conditions are imposed on our drilling or completion activities, we may not be able to conduct our operations as planned. Moreover, the Biden Administration’s increased focus on the climate change impacts of federal actions could result in additional restrictions surrounding onshore drilling, onshore federal lease availability, and restrictions on the ability to obtain required permits, which could have a material adverse impact on our operations. For example, in January 2024, the Biden administration announced a temporary pause on the DOE’s review of pending applications for authorization to export LNG to non-Free Trade Agreement countries until the DOE updates its underlying analyses for such decisions using more current data to account for considerations like potential energy cost increases for consumers and manufacturers or the latest assessment of the impact of GHG emissions. The temporary pause is not expected to affect LNG exports that have already been authorized. While this pause may not directly impact our exploration, production, and development activities, it may affect the demand for our products, which could have a material adverse effect on our business and financial position and impact our future business strategy. We may be required to make large, sometimes unexpected, expenditures to comply with applicable governmental laws, rules, regulations, permits or orders.

In addition, changes in public policy have affected, and in the future could further affect, our operations. At both the federal and state level, for example, there are an increasing number of legislative initiatives and proposals that may lead to reduced demand for fossil fuels such as oil and gas. These include certain tax advantages and other subsidies to support alternative energy sources or that mandate the use of specific fuels or technologies, in addition to the promotion of research into new technologies to reduce the cost and increase the scalability of alternative energy sources. The IRA, signed by President Biden in August 2022, provides significant funding and incentives for research, development and implementation of low-carbon energy production methods, carbon capture, and other programs directed at addressing climate change. The IRA also includes a methane emissions reduction program that amends the Clean Air Act to include a Methane Emissions and Waste Reduction Incentive Program for petroleum and natural gas systems. This program requires the EPA to impose a “waste emissions charge” on certain natural gas and oil sources that are already required to report under EPA’s Greenhouse Gas Reporting Program. The EPA released its proposed rule in January 2024 to implement the methane emissions fee with a proposed effective date in 2025 for reporting year 2024 emissions. Regulatory developments could, among other things, restrict production levels, impose price controls, change environmental protection requirements with respect to the treatment of hazardous waste, air emissions, or water discharges, and increase taxes, royalties and other amounts payable to the government. Our operating and compliance costs could increase further if existing laws and regulations are revised, reinterpreted, or if new laws and regulations become applicable to our operations. We do not expect that any of these laws and regulations will affect our operations materially differently than they would affect other companies with similar operations, size and financial strength. Although we are unable to predict changes to existing laws and regulations, such changes could significantly impact our profitability, financial condition and liquidity. This is particularly true of changes related to pipeline safety, hydraulic fracturing and climate change, as discussed below.
Pipeline Safety. The pipeline assets in which we own interests are subject to stringent and complex regulations related to pipeline safety and integrity management. The PHMSA has established a series of rules that require pipeline operators to develop and implement integrity management programs for gas, NGL and condensate transmission pipelines as well as for certain low stress pipelines and gathering lines transporting hazardous liquids, such as oil, that, in the event of a failure, could affect “high consequence areas.” Recent PHMSA rules have also extended certain requirements for integrity assessments and leak detections beyond high consequence areas and impose a number of reporting and inspection requirements on regulated pipelines. In November 2021, the PHMSA issued a final rule that expands certain federal pipeline safety requirements to all onshore gas gathering pipelines, regardless of size or location. The final rule establishes two new types of onshore gas gathering pipelines subject to varying degrees of regulation: all onshore gathering line operators are now subject to PHMSA’s annual reporting and incident reporting requirements, and certain previously unregulated rural gas gathering lines must now comply with PHMSA damage prevention and, depending on the size of the pipeline, construction and operational requirements. The final rule became effective on May 16, 2022. Further, legislation funding the PHMSA through 2023 requires the agency to engage in additional rulemaking to amend the integrity management program, emergency response plan, operation and maintenance manual, and pressure control recordkeeping requirements for gas distribution operators; to create new leak detection and repair program obligations; and to set new minimum federal safety standards for onshore gas gathering lines. In May 2023, the PHMSA issued a proposed rule that would require pipelines, underground natural gas storage facilities, and liquefied natural gas facilities to update leak detection and repair programs to require companies to use commercially available technologies to find and fix methane leaks from pipelines and other facilities. At this time, we cannot predict the cost of these requirements or other potential new or amended regulations, but they could be significant. Moreover, violations of pipeline safety regulations can result in the imposition of significant penalties.
Hydraulic Fracturing. Several states have adopted or are considering adopting regulations that could impose more stringent permitting, public disclosure and/or well construction requirements on hydraulic fracturing operations. State and federal regulatory agencies have also recently focused on a possible connection between the operation of injection wells used for natural gas and oil waste disposal and seismic activity, which has caused some states, such as New Mexico and Texas, to implement seismicity response programs that allow state regulators to modify, suspend, or terminate injection well permits if the state regulator determines that the injection well is contributing to seismic activity. We cannot predict whether additional federal, state or local laws or regulations applicable to hydraulic fracturing will be enacted in the future and, if so, what actions any such laws or regulations would require or prohibit. If additional levels of regulation or permitting requirements were imposed on hydraulic fracturing operations, our business and operations could be subject to delays, increased operating and compliance costs and potential bans. Additional regulation could also lead to greater opposition to hydraulic fracturing, including litigation.

Climate Change. Continuing political and social attention to the issue of climate change has resulted in legislative, regulatory and other initiatives to reduce GHG emissions, such as carbon dioxide and methane. Policy makers at both the U.S. federal and state levels have adopted, or are considering adopting, rules designed to quantify and limit the emission of GHGs through inventories, limitations and/or taxes on GHG emissions. The EPA and the BLM have issued regulations for the control of methane emissions, which also include leak detection and repair requirements, for the gas and oil industry and are likely to create additional regulations regarding such matters. For example, in November 2021, the EPA proposed new regulations to establish comprehensive standards of performance and emission guidelines for methane and volatile organic compound (VOC) emissions from new and existing operations in the gas and oil sector, including the exploration and production, transmission, processing, and storage segments. The EPA issued a supplemental proposed rule in November 2022 to update, strengthen and expand its November 2021 proposed rule. In December 2023, the EPA issued the final rule, which imposes more stringent requirements on the natural gas and oil industry, including phasing out routine flaring of natural gas from new oil wells, requiring all well sites and compressor stations to be routinely monitored for leaks and eliminating or minimizing emissions from common pieces of equipment used in oil and gas operations, such as process controllers, pumps, and storage tanks. This and other rules may require us to incur additional costs or otherwise impact the economics of certain of our operations. Additionally, in November 2022, the BLM issued a proposed rule to reduce the methane waste from venting, flaring, and leaks during oil and gas production activities on Federal and Indian leases. Because these regulations, and any other similar proposed regulations, are likely to be subject to legal challenge, we cannot predict the scope of any final methane regulatory requirements or the cost to comply with such requirements. However, given the long-term trend toward increasing regulation, additional future federal GHG regulations of the gas and oil industry remain a significant possibility. In addition, several states in which we operate have imposed limitations designed to reduce methane emissions from gas and oil exploration and production activities. Legislative and state initiatives to date have generally focused on the development of renewable energy standards and/or cap-and-trade and/or carbon tax programs. Renewable energy standards (also referred to as renewable portfolio standards) require electric utilities to provide a specified minimum percentage of electricity from eligible renewable resources, with potential increases to the required percentage over time. The development of a federal renewable energy standard, or the development of additional or more stringent renewable energy standards at the state level could reduce the demand for gas and oil, thereby adversely impacting our earnings, cash flows and financial position. In addition, federal or state carbon taxes or fees could directly increase our costs of operation and similarly incentivize consumers to shift away from fossil fuels.
In addition, several policymakers and governmental agencies, including the SEC, have issued proposed rules that would mandate extensive disclosure of climate-related risks and other information, including risk management, GHG emissions, financial impacts, and related governance and strategy. In addition to potential costs, these disclosures may be used by some activists for potential litigation or to pressure capital providers to restrict or eliminate investments or other funding. For more information see our risk factor titled “Negative public perception regarding us or our industry could have an adverse effect on our operations.”
These various legislative, regulatory and other activities addressing GHG emissions could adversely affect our business, including by imposing reporting obligations on, or limiting emissions of GHGs from, our equipment and operations, which could require us to incur costs to reduce emissions of GHGs associated with our operations. Limitations on GHG emissions could also adversely affect demand for gas and oil, which could lower the value of our reserves and have a material adverse effect on our profitability, financial condition and liquidity.
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
In recent years, increasing attention has been given to corporate activities related to ESG matters in public discourse and the investment community. Expectations regarding voluntary ESG initiatives and disclosures and consumer demand for more sustainable products, including alternative forms of energy, may result in increased costs (including but not limited to increased costs related to compliance, stakeholder engagement, contracting and insurance), changes in demand for certain products, increased availability of (and competition from) alternative energy sources and technologies, increased development of and demand for products that do not use fossil fuels or their derivatives, enhanced compliance or disclosure obligations, or other adverse impacts to our business, financial condition, or results of operations. Additionally, such expectations and related activism may result in demand shifts for natural gas, oil and NGL in addition to potentially impacting our access to, and costs of, capital.
While we may at times engage in voluntary initiatives (such as voluntary disclosures, certifications, or targets, among others) or commitments to improve our ESG profile and/or products or to respond to stakeholder expectations, such initiatives or achievement of such commitments may be costly and may not have the desired effect. For example, while we are exploring initiatives related to various energy-related technologies, such as carbon capture and sequestration, this may require us to incur significant costs, and there is no guarantee that markets will develop, either in the manner we anticipate or at all, for the technologies we invest in. Separately, expectations around management of ESG matters continues to evolve rapidly, in many instances due to factors that are out of our control. In addition, we may commit to certain initiatives or goals, and we may not ultimately be able to achieve such commitments or goals, either on the timeframes or costs initially anticipated or at all, due to factors that are within or outside of our control. Moreover, actions or statements that we may take based on expectations, assumptions, or third-party information that we currently believe to be reasonable may subsequently be determined to be erroneous or be subject to misinterpretation. Even if this is not the case, our current actions may subsequently be determined to be insufficient by various stakeholders, and we may be subject to investor or regulator engagement on our ESG initiatives and disclosures, even if such initiatives are currently voluntary. Any failure to comply with investor, customer or other stakeholder expectations and standards, which are evolving, or if we are perceived to not have responded appropriately to the growing concern for ESG issues, regardless of whether there is a legal requirement to do so, could cause reputational harm to our business, increase our risk of litigation, and could have a material adverse effect on our results of operations. For example, plaintiffs have brought litigation against various companies, including those in the fossil fuel sector, alleging that such companies created public nuisances by producing, handling or marketing fuels that contributed to climate change or that the companies have been aware of the adverse effects of climate change for some time but failed to adequately disclose those impacts. While we are not currently parties to any such litigation, the ultimate outcomes of such litigation and its impact to us are uncertain; we could incur substantial legal costs associated with defending against these or similar lawsuits in future.
In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings systems for evaluating companies on their approach to ESG matters. These ratings are used by some investors to inform their investment and voting decisions. Unfavorable ESG ratings may lead to increased negative investor sentiment toward us and our industry and to the diversion of investment to other industries, which could have a negative impact on our stock price and our access to and costs of capital. To the extent ESG matters negatively affect our reputation, it may also harm our ability to attract or retain employees or customers. Simultaneously, there are efforts by some stakeholders to reduce companies’ efforts on certain ESG-related matters. Both advocates and opponents to certain ESG matters are increasingly resorting to a range of activism forms, including media campaigns and litigation, to advance their perspectives. To the extent we are subject to such activism, it may require us to incur costs or otherwise adversely impact our business.
We expect there will likely be increasing levels of regulation, disclosure-related and otherwise, with respect to ESG matters, which will likely lead to increased compliance costs as well as scrutiny that could heighten all of the risks identified in this risk factor. Such ESG matters may also impact our suppliers or customers, which could augment existing, or cause additional, impacts to our business or operations. To date, we have not incurred material ESG-related costs, but we cannot guarantee that we will not incur such costs in the future.
The taxation of independent producers is subject to change, and changes in tax law could increase our cost of doing business.
We are subject to taxation by various governmental authorities at the federal, state and local levels in the jurisdictions in which we do business. New legislation could be enacted by any of these governmental authorities making it more costly for us to produce natural gas and oil by increasing our tax burden. The IRA was enacted on August 16, 2022, and includes, among other things, a 15% corporate alternative minimum tax (“CAMT”) on adjusted financial statement income and a 1% excise tax on stock buybacks. Based on our book income in the past three years, we do not believe we are subject to the CAMT in 2023. However, we may become subject to the CAMT in future years. Additionally, the Biden administration has called for changes to fiscal and tax policies, which could lead to comprehensive tax reform. For example, federal legislation has been proposed that, if enacted, would impact federal income tax law applicable to the deduction of intangible drilling and development costs, percentage depletion and, the expensing of geological, geophysical, exploration and development costs. Other proposals changing federal income tax law could include an increase to the corporate tax rate, an increase to the excise tax on stock buybacks and the elimination of certain tax credits. If enacted, certain of these proposals could have a correlative impact on state income taxes. In addition, state and local authorities could enact new legislation that would increase various taxes such as sales, severance and ad valorem taxes as well as accelerate the collection of such taxes.
The completion of the Southwestern Merger is anticipated to trigger an annual limitation on the utilization of our tax attributes, reducing their ability to offset future taxable income, which may result in an increase to income tax liabilities. In addition, trading in our New Common Stock, additional issuance of New Common Stock, and certain other stock transactions could lead to an additional, potentially more restrictive, annual limitation.
Upon emergence from bankruptcy on February 9, 2021, the Company experienced an ownership change under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code” and such change, a “Section 382 Ownership Change”), as all of the common stock and preferred stock of the Predecessor, or the old loss corporation, was canceled and replaced with New Common Stock of the Successor, or the new loss corporation (the “First Ownership Change”). As such, an annual limitation was computed based on the fair market value of the new equity immediately after emergence multiplied by the long-term tax-exempt rate in effect for the month of February 2021. This annual limitation will restrict the future utilization of our net operating loss (NOL) carryforwards, disallowed business interest carryforwards and tax credits that existed at the time of emergence.

We anticipate the completion of the Southwestern Merger will result in a Section 382 Ownership Change for purposes of both Southwestern’s tax attributes as well as for our own. Moreover, trading in our stock, additional issuances, and other stock transactions occurring subsequent to the emergence from Bankruptcy could lead to a further Section 382 Ownership Change. In the event of any additional Section 382 Ownership Change, including as a result of the Southwestern Merger, a new annual limitation would be determined at such time that could be more restrictive than the limitation of the First Ownership Change. Depending on the market conditions and our tax basis, an additional Section 382 Ownership Change may result in a net unrealized built-in loss. The annual limitation in such a case would additionally be applied to certain of our tax items other than just NOL carryforwards, disallowed business interest carryforwards and tax credits. For example, a portion of tax depreciation, depletion and amortization would also be subject to the annual limitation for a five-year period following the Section 382 Ownership Change but only to the extent of the net unrealized built-in loss existing at the time of the additional Section 382 Ownership Change. Whether the new annual limitation would be more restrictive would depend on the value of our stock and the long-term tax-exempt rate in effect at the time of such Section 382 Ownership Change. Assuming that generally higher long-term tax-exempt rates continue to apply as compared to prior years, we believe that the annual limitation on the utilization of our tax attributes expected to result from the Southwestern Merger will be less restrictive than the First Ownership Change. As a result, the new limitation would generally only apply to those tax attributes generated subsequent to the First Ownership Change. However, if the value of our common stock or long-term tax-exempt rates have decreased at the time the additional Section 382 Ownership Change occurs, such ownership change may be more restrictive than the First Ownership Change and would apply to certain of the tax attributes existing at the time of the additional Section 382 Ownership Change, including those remaining from the time of the First Ownership Change.

Some states impose similar limitations on tax attribute utilization upon experiencing an additional Section 382 Ownership Change.

Item 1B.	Unresolved Staff Comments
Not applicable.

Item 1C.	Cybersecurity

Cybersecurity Risk Management and Strategy

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information.

We design and assess our cybersecurity risk management program guided by the NIST Cybersecurity Framework. This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use these as a guide to help us identify, assess and manage cybersecurity risks relevant to our business.

Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.

Our cybersecurity risk management program includes, but is not limited to, the following key elements:

•risk assessments designed to help identify material cybersecurity risks to our critical systems and information;
•a security team principally responsible for managing our cybersecurity risk assessment processes, our security controls, and our response to cybersecurity incidents;
•the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security processes;
•systems for protecting information technology systems and monitoring for suspicious events, such as threat protection, firewall and anti-virus software;
•cybersecurity awareness training of our employees and contractors, including incident response personnel, and senior management;
•a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•a third-party risk management process for service providers, suppliers, software, and vendors who access our data and/or systems.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. We face certain ongoing risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See Item 1A. Risk Factors “Cyber-attacks targeting systems and infrastructure used by the gas and oil industry and related regulations may adversely impact our operations and, if we or our third-party providers are unable to obtain and maintain adequate protection for our key systems and data, our business may be harmed.”

Cybersecurity Governance

Our Board of Directors considers cybersecurity risk as a critical part of the enterprise and its risk oversight function and has delegated to its Audit Committee oversight of cybersecurity and other information technology risks. Our Audit Committee oversees management’s implementation of our cybersecurity risk management program.

Our Audit Committee receives quarterly updates from management on our cybersecurity risks. In addition, management updates our Audit Committee, as necessary, regarding any material cybersecurity incidents.

Our Audit Committee reports to the full Board of Directors regarding its activities, including those related to cybersecurity. Our Board of Directors also receives briefings from management on our cyber risk management program. Board members receive presentations on cybersecurity topics from information security management, internal security staff, our internal audit group and external experts as part of our Board of Director’s continuing education on topics that impact public companies.

Our Cybersecurity Manager is responsible for assessing and managing risks from cybersecurity threats, our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our Cybersecurity Manager is responsible for reporting material incidents to our Cybersecurity Committee that includes our Chief Financial Officer, General Counsel and Corporate Secretary, and our Chief Information Officer. Our internal cybersecurity team has over 50 years of combined experience in information security and maintains several cybersecurity certificates including but not limited to CISSP, CISM, SRISC, GSEC, and GCFE. Our Cybersecurity team regularly participates with private energy industry and federal security working groups and organizations.

Our management team stays informed about and monitors efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, including, as appropriate, briefings from internal security personnel, threat intelligence and other information obtained from governmental, public or private sources, such as external consultants engaged by us, and alerts and reports produced by security tools deployed in the IT environment.

Item 2.	Properties
Information regarding our properties is included in Item 1. Business and in the Supplementary Information included in Item 8 of Part II of this report.

Item 3.	Legal Proceedings
Litigation and Regulatory Proceedings

We are involved in various regulatory proceedings, lawsuits and disputes arising in the ordinary course of our business operations, including commercial disputes, personal injury claims, royalty claims, property damage claims and contract actions. The majority of the legal proceedings that were in existence prior to the Petition Date were settled during the Chapter 11 Cases or will be resolved in connection with the claims reconciliation process before the Bankruptcy Court. Any allowed claim related to such prepetition litigation will be treated in accordance with the Plan.

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

Common Stock
Upon our emergence from Chapter 11 bankruptcy on February 9, 2021, our then-authorized common stock and preferred stock were canceled and released under the Plan without receiving any recovery on account thereof. In accordance with the Plan confirmed by the Bankruptcy Court on February 9, 2021, we issued 97,097,081 shares of New Common Stock of the Successor, which are listed on the Nasdaq Stock Market LLC under the symbol CHK. In addition, on February 9, 2021, we issued 11,111,111 Class A Warrants, 12,345,679 Class B Warrants and 9,768,527 Class C Warrants, each of which were exercisable for one share of common stock per warrant at the initial exercise prices of $27.63, $32.13 and $36.18 per share, respectively. The warrants are immediately exercisable and will expire on February 9, 2026. For more information regarding our emergence from Chapter 11 bankruptcy and our Plan of Reorganization, see Note 2 of the notes to our consolidated financial statements included in Item 8 of Part II of this report. Additionally, more information on our New Common Stock and Warrants can be found in Note 12 of the notes to our consolidated financial statements included in Item 8 of Part II of this report.

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

Repurchases of Equity Securities; Unregistered Sales of Equity Securities and Use of Proceeds
On December 2, 2021, we announced that our Board of Directors authorized the repurchase of up to $1.0 billion in aggregate value of our common stock and/or warrants from time to time. In June 2022, our Board of Directors authorized an increase in the size of the share repurchase program from $1.0 billion to $2.0 billion in aggregate value of our common stock and/or warrants. The repurchase authorization permits repurchases on a discretionary basis as determined by management, subject to market conditions, applicable legal requirements, available liquidity, compliance with the Company’s debt agreements and other appropriate factors. The share repurchase program expired on December 31, 2023. The following table provides information regarding purchases of our common stock made by us during the quarter ended December 31, 2023.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
October 1 - October 31	149,050	$85.95	149,050	$610
November 1 - November 30	348,600	$82.54	348,600	$581
December 1 - December 31	129,797	$76.13	129,797	$—
Total	627,447	$82.03	627,447

Stockholders
As of February 15, 2024, there were approximately 141 holders of record of our common stock.

Item 6.	Reserved

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

Introduction
We are an independent exploration and production company engaged in the acquisition, exploration and development of properties to produce natural gas, oil and NGL from underground reservoirs. We own a large portfolio of onshore U.S. unconventional natural gas assets, including interests in approximately 5,000 natural gas wells as of December 31, 2023. Our natural gas resource plays are the Marcellus Shale in the northern Appalachian Basin in Pennsylvania (“Marcellus”) and the Haynesville/Bossier Shales in northwestern Louisiana (“Haynesville”). Our liquids-rich resource play was in the Eagle Ford Shale in South Texas (“Eagle Ford”). During 2023, we completed our exit from Eagle Ford through three separate divestiture transactions, with aggregate proceeds from these three transactions exceeding $3.5 billion, subject to customary post-closing adjustments.
Our strategy is to create shareholder value through the responsible development of our significant resource plays while continuing to be a leading provider of affordable, reliable, lower carbon energy to markets in need. We continue to focus on improving margins through operating efficiencies and financial discipline and improving our ESG performance. To accomplish these goals, we intend to allocate our human resources and capital expenditures to projects we believe offer the highest cash return on capital invested, to deploy leading drilling and completion technology throughout our portfolio, and to take advantage of acquisition and divestiture opportunities to strengthen our portfolio. We also intend to continue to dedicate capital to projects that reduce the environmental impact of our natural gas and oil producing activities. We continue to seek opportunities to reduce cash costs (production, gathering, processing and transportation and general and administrative), through operational efficiencies and improving our production volumes from existing wells.
Leading a responsible energy future is foundational to Chesapeake's success. Our core values and culture demand we continuously evaluate the environmental impact of our operations and work diligently to improve our ESG performance across all facets of our Company. Our path to answering the call for affordable, reliable, lower carbon energy begins with our goal to achieve net zero GHG emissions (Scope 1 and 2) by 2035. To meet this challenge, we have set meaningful goals including:
•Eliminate routine flaring from all new wells completed from 2021 forward, and enterprise-wide by 2025;
•Reduce our methane intensity to 0.02% by 2025 (achieved approximately 0.02% in 2023 for our natural gas assets); and
•Reduce our GHG intensity to 3.0 metric tons CO2 equivalent per thousand barrel of oil equivalent by 2025 (achieved approximately 2.1 in 2023 for our natural gas assets).
In July 2021, we announced our plan to receive independent certification of our natural gas production under the MiQ methane standard and EO100™ Standard for Responsible Energy Development. By the end of 2022, we had received certifications for all our operated gas assets in Haynesville and Marcellus as responsibly sourced gas. In 2023, we continued to maintain these independent certifications. The independent certification of our production as responsibly sourced provides a verified approach to tracking our progress towards our commitment to reduce our methane intensity, as well as supporting our overall objective of achieving net-zero Scope 1 and 2 GHG emissions by 2035.

Recent Developments
Merger Agreement
On January 10, 2024, Chesapeake and Southwestern entered into an all-stock merger agreement. Southwestern is an independent energy company engaged in development, exploration and production activities, including related marketing activities, within its operating areas in the Marcellus and Haynesville shale plays. Pursuant to the terms of the merger agreement, at the effective time of the Southwestern Merger, each eligible share of Southwestern common stock issued and outstanding immediately prior to the effective time will be automatically converted into the right to receive 0.0867 of a share of Chesapeake’s common stock. Our Board of Directors and the Board of Directors of Southwestern both approved the merger agreement. Subject to the approval of our shareholders and Southwestern shareholders, regulatory approvals and the satisfaction or waiver of other customary closing conditions, the Southwestern Merger is targeted to close in the second quarter of 2024.
Acquisitions
On March 9, 2022, we completed our Marcellus Acquisition pursuant to definitive agreements with Chief, Radler and Tug Hill, dated January 24, 2022. On November 1, 2021, we completed our Vine Acquisition pursuant to a definitive agreement with Vine dated August 10, 2021. These transactions strengthen Chesapeake’s competitive position, meaningfully increasing our operating cash flows and adding high quality producing assets and a deep inventory of premium drilling locations, while preserving the strength of our balance sheet.
Divestitures
On March 25, 2022, we closed the sale of our Powder River Basin assets in Wyoming to Continental Resources, Inc. for $450 million in cash, subject to post-closing adjustments, which resulted in the recognition of a gain of approximately $293 million.
On January 17, 2023, we entered into an agreement to sell a portion of our Eagle Ford assets to WildFire Energy I LLC for approximately $1.425 billion, subject to post-closing adjustments. This transaction closed on March 20, 2023 (with an effective date of October 1, 2022) and resulted in the recognition of a gain of approximately $337 million.
On February 17, 2023, we entered into an agreement to sell a portion of our remaining Eagle Ford assets to INEOS Energy for approximately $1.4 billion, subject to post-closing adjustments. This transaction closed on April 28, 2023 (with an effective date of October 1, 2022) and resulted in the recognition of a gain of approximately $470 million.
On August 11, 2023, we entered into an agreement to sell the final portion of our remaining Eagle Ford assets to SilverBow Resources, Inc. (“SilverBow”) for approximately $700 million, subject to post-closing adjustments. Subject to the satisfaction of certain commodity price triggers, we may receive up to an additional $50 million cash consideration shortly following the first anniversary of the transaction close date. This transaction closed on November 30, 2023 (with an effective date of February 1, 2023) and resulted in the recognition of a gain of approximately $140 million.
LNG Agreement
On February 13, 2024, we announced our entrance into an LNG export deal that includes executed Sales and Purchase Agreements (“SPA”) for long-term liquefaction offtake. Under the SPAs, we will purchase approximately 0.5 million tonnes of LNG per annum from Delfin LNG LLC at a Henry Hub price with a contract targeted start date in 2028, then deliver to Gunvor Group Ltd on a free on board basis with the sales price linked to the Japan Korea Market for a period of 20 years.

Investments - Momentum Sustainable Ventures LLC
During the fourth quarter of 2022, we entered into an agreement with Momentum Sustainable Ventures LLC to build a new natural gas gathering pipeline and carbon capture and sequestration project, which will gather natural gas produced in the Haynesville Shale for re-delivery to Gulf Coast markets, including LNG export. The pipeline is expected to have an initial capacity of 1.7 Bcf/d expandable to 2.2 Bcf/d. The carbon capture portion of the project anticipates capturing and permanently sequestering up to 2.0 million tons per annum of CO2. The natural gas gathering pipeline is projected for a potential in-service date in 2025, and the carbon sequestration portion of the project is subject to regulatory approvals. Through the end of the 2023 Successor Period, we have made total capital contributions of $238 million to the project.

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
Repurchases of Equity Securities and Dividends
In June 2022, our Board of Directors authorized an increase in the size of our share repurchase program from $1.0 billion to up to $2.0 billion in aggregate value of our common stock and/or warrants. From March 2022 through the 2023 Successor Period, we repurchased approximately 16.0 million shares of our common stock pursuant to the share repurchase program. The share repurchase program expired on December 31, 2023. In addition, we have paid dividends of approximately $487 million, in aggregate, on our common stock during the 2023 Successor Period. In August 2023, we increased our quarterly base dividend rate by 4.5% to $0.575 per share beginning with the dividend that was paid on September 6, 2023.
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
Economic and Market Conditions
Instability and conflict in Europe and the Middle East has caused, and could intensify, volatility in natural gas, oil and NGL prices, and may further impact on global growth prospects, which could in turn affect supply and demand for natural gas and oil. In addition, a mild winter in 2023 and historically higher inventory levels have resulted in an observed decline in natural gas pricing in 2023 and at the beginning of 2024. Our 2024 estimated cash flow is partially protected from commodity price volatility due to our current hedge positions that cover approximately 60% of our projected natural gas volumes for 2024. We believe our cost structure and liquidity position will enable us to successfully navigate continued price volatility.

During 2023, our industry continued to experience inflationary pressures, including increased demand for oilfield service equipment, rising fuel costs, and labor shortages, which resulted in observed increases to our operating and capital costs that were not fixed. Uncertainty regarding a potential economic downturn or recession in certain regions, or globally, may introduce new pressures or accelerate or intensify the pressures currently facing the industry. Recent reductions in rig activity in the lower 48 states of the United States allowed service costs to stabilize in the second half of 2023. We continue to monitor these situations and assess their impact on our business, including business partners and customers. For additional discussion regarding risks associated with price volatility and economic deterioration, see Item 1A Risk Factors in this report.

Liquidity and Capital Resources
Liquidity Overview
For the 2023 Successor Period, our primary sources of capital resources and liquidity have consisted of internally generated cash flows from operations, proceeds from the divestitures of our Eagle Ford assets and borrowings under our New Credit Facility, and our primary uses of cash have been for the development of our natural gas and oil properties, and return of value to stockholders through dividends and equity repurchases. Historically, our primary sources of capital resources and liquidity have consisted of internally generated cash flows from operations, borrowings under certain credit agreements and dispositions of non-core assets. Our ability to issue additional indebtedness, dispose of assets or access the capital markets was substantially limited during the Chapter 11 Cases and required court approval in most instances. Accordingly, our liquidity in the 2021 Predecessor Period depended mainly on cash generated from operations and available funds under certain credit agreements including the DIP Facility.
We believe we have emerged from the Chapter 11 Cases as a fundamentally stronger company, built to generate sustainable Free Cash Flow with a strengthened balance sheet, large portfolio of onshore U.S. unconventional natural gas assets and improving ESG performance. As a result of the Chapter 11 Cases, we reduced our total indebtedness by $9.4 billion by issuing equity in a reorganized entity to the holders of our FLLO Term Loan, Second Lien Notes, unsecured notes and allowed general unsecured claimants.
In December 2022, we entered into a New Credit Facility and terminated the Exit Credit Facility, repaying all amounts outstanding and extinguishing all commitments thereunder. We believe our cash flow from operations, cash on hand and borrowing capacity under the New Credit Facility, as discussed below, will provide sufficient liquidity during the next 12 months and the foreseeable future. As of December 31, 2023, we had $3.1 billion of liquidity available, including $1.1 billion of cash on hand and $2.0 billion of aggregate unused borrowing capacity available under the New Credit Facility. As of December 31, 2023, we had no outstanding borrowings under our New Credit Facility and $7 million utilized for various letters of credit. See Note 6 of the notes to our consolidated financial statements included in Item 8 of Part II of this report for further discussion of our debt obligations, including principal and carrying amounts of our senior notes.
Dividends
We declared the first quarterly dividend on our New Common Stock in the second quarter of 2021, which consisted of a base dividend per share. In March 2022, we adopted a variable return program that resulted in the payment of an additional variable dividend per share equal to the sum of the Adjusted Free Cash Flow from the prior quarter less the base quarterly dividend, multiplied by 50%. Under this base and variable dividend approach, we paid dividends of $487 million, in aggregate, on our common stock in the 2023 Successor Period. See Note 12 of the notes to our consolidated financial statements included in Item 8 of Part II of this report for further discussion.
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
Contractual Obligations and Off-Balance Sheet Arrangements
As of December 31, 2023, our material contractual obligations include repayment of senior notes, derivative obligations, asset retirement obligations, lease obligations, capital commitments relating to our investments, undrawn letters of credit and various other commitments we enter into in the ordinary course of business that could result in future cash obligations. In addition, we have contractual commitments with midstream companies and pipeline carriers for future gathering, processing and transportation of natural gas to move certain of our production to market. The estimated gross undiscounted future commitments under these agreements were approximately $2.1 billion as of December 31, 2023. As discussed above, we believe our existing sources of liquidity will be sufficient to fund our near and long-term contractual obligations. See Notes 6, 7, 9, 15, 18 and 20 of the notes to our consolidated financial statements included in Item 8 of Part II of this report for further discussion.
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
Capital Expenditures
For the year ending December 31, 2024, we currently expect to drill approximately 95 to 115 gross wells across 7 to 9 rigs and plan to invest between approximately $1.25 – $1.35 billion in capital expenditures. We currently plan to fund our 2024 capital program through cash on hand, expected cash flow from our operations and borrowings under our New Credit Facility. We may alter or change our plans with respect to our capital program and expected capital expenditures based on developments in our business, our financial position, our industry or any of the markets in which we operate.

Sources and (Uses) of Cash and Cash Equivalents
The following table presents the sources and uses of our cash and cash equivalents for the periods presented:

	Successor			Predecessor
	Year Ended December 31, 2023	Year Ended December 31, 2022	Period from February 10, 2021 through December 31, 2021	Period from January 1, 2021 through February 9, 2021
Cash provided by (used in) operating activities	$2,380	$4,125	$1,809	$(21)
Proceeds from divestitures of property and equipment	2,533	407	13	—
Proceeds from New Credit Facility, net	—	1,050	—	—
Proceeds from issuance of senior notes, net	—	—	—	1,000
Proceeds from issuance of common stock	—	—	—	600
Proceeds from warrant exercise	—	27	2	—
Capital expenditures	(1,829)	(1,823)	(669)	(66)
Business combination, net	—	(1,967)	(194)	—
Contributions to investments	(231)	(18)	—	—
Payments on New Credit Facility, net	(1,050)	—	—	—
Payments on Exit Credit Facility, net	—	(221)	(50)	(479)
Payments on DIP Facility borrowings	—	—	—	(1,179)
Debt issuance and other financing costs	—	(17)	(3)	(8)
Cash paid to repurchase and retire common stock	(355)	(1,073)	—	—
Cash paid for common stock dividends	(487)	(1,212)	(119)	—
Other	—	—	(1)	—
Net increase (decrease) in cash, cash equivalents and restricted cash	$961	$(722)	$788	$(153)

Cash Flow from Operating Activities
Cash provided by operating activities was $2.38 billion, $4.12 billion and $1.81 billion in the 2023 Successor Period, 2022 Successor Period and 2021 Successor Period, respectively. Cash used in operating activities was $21 million for the 2021 Predecessor Period. The decrease in the 2023 Successor Period is primarily due to lower prices for the natural gas, oil and NGL we sold as well as decreased sales volumes related to our Eagle Ford divestitures. The increase in the 2022 Successor Period is primarily due to higher prices for the natural gas, oil and NGL we sold and increased volumes sold due to the Vine Acquisition and Marcellus Acquisition. The cash used in the 2021 Predecessor Period was primarily in connection with the payment of professional fees related to the Chapter 11 Cases. Cash flows from operations are largely affected by the same factors that affect our net income, excluding various non-cash items, such as depreciation, depletion and amortization, certain impairments, gains or losses on sales of assets, deferred income taxes and mark-to-market changes in our open derivative instruments. See further discussion below under Results of Operations.
Proceeds from Divestitures of Property and Equipment
In the 2023 Successor Period, we sold our Eagle Ford assets through three separate transactions resulting in total cash proceeds of $2.5 billion after customary post-closing adjustments. In the 2022 Successor Period, we sold our Powder River Basin assets to Continental Resources, Inc. for approximately $400 million after customary closing adjustments. In the 2021 Successor Period, we divested certain non-core assets for approximately $13 million. See Note 4 of the notes to our consolidated financial statements included in Item 8 of Part II of this report for further discussion.
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
Capital Expenditures
Our capital expenditures during the 2023 Successor Period were in line with the 2022 Successor Period, primarily as a result of increased drilling and completion activity within our Haynesville operating area, partially offset by reduced activity due to our Eagle Ford divestitures. Our capital expenditures significantly increased in the 2022 Successor Period compared to the 2021 Successor Period, primarily as a result of increased drilling and completion activity in Haynesville and Marcellus, following the Vine Acquisition and Marcellus Acquisition, respectively. In the 2023 Successor Period, our average operated rig count was 11 rigs and 193 spud wells, compared to an average operated rig count of 14 rigs and 217 spud wells in the 2022 Successor Period and 7 rigs and 110 spud wells in the 2021 Successor Period. We completed 166 operated wells in the 2023 Successor Period compared to 216 in the 2022 Successor Period and 112 in the 2021 Successor Period.
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

Contributions to Investments
During the 2023 Successor Period and 2022 Successor Period, contributions to investments were $231 million and $18 million, respectively, which primarily consisted of contributions to our investment with Momentum Sustainable Ventures LLC to build a new natural gas gathering pipeline and carbon capture project. See Note 18 of the notes to our consolidated financial statements included in Item 8 of Part II of this report for additional information.
Payments on New Credit Facility, net
During the 2023 Successor Period, we made net repayments of $1.05 billion on the New Credit Facility, utilizing a portion of the proceeds from the Eagle Ford divestitures and also internally generated cash provided by operating activities.

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
Cash Paid to Repurchase and Retire Common Stock
In March 2022, we commenced our share repurchase program. During the 2023 Successor Period, we repurchased 4.4 million shares of our common stock for an aggregate cost of approximately $355 million. During the 2022 Successor Period, we repurchased 11.7 million shares of our common stock for an aggregate cost of $1.1 billion. The repurchased shares of common stock were retired and recorded as a reduction to common stock and retained earnings. See Note 12 of the notes to our consolidated financial statements included in Item 8 of Part II of this report for further discussion.
Cash Paid for Common Stock Dividends
As part of our dividend program, we paid common stock dividends of $487 million, $1.2 billion and $119 million during the 2023, 2022 and 2021 Successor Periods, respectively. See Note 12 of the notes to our consolidated financial statements included in Item 8 of Part II of this report for further discussion.

Results of Operations
Year ended December 31, 2023 compared to the year ended December 31, 2022
Below is a discussion of changes in our results of operations for the 2023 Successor Period compared to the 2022 Successor Period.
Natural Gas, Oil and NGL Production and Average Sales Prices

	Successor
	Year Ended December 31, 2023
	Natural Gas		Oil		NGL		Total
	MMcf per day	$/Mcf	MBbl per day	$/Bbl	MBbl per day	$/Bbl	MMcfe per day	$/Mcfe
Marcellus	1,834	2.22	—	—	—	—	1,834	2.22
Haynesville	1,551	2.30	—	—	—	—	1,551	2.30
Eagle Ford	85	2.25	21	77.80	10	25.62	274	7.64
Total	3,470	2.25	21	77.80	10	25.62	3,659	2.66

Average NYMEX Price		2.74		77.63
Average Realized Price (including realized derivatives)		2.64		72.89		25.62		2.99

	Successor
	Year Ended December 31, 2022
	Natural Gas		Oil		NGL		Total
	MMcf per day	$/Mcf	MBbl per day	$/Bbl	MBbl per day	$/Bbl	MMcfe per day	$/Mcfe
Marcellus	1,836	6.03	—	—	—	—	1,836	6.03
Haynesville	1,611	5.92	—	—	—	—	1,611	5.92
Eagle Ford	127	5.64	51	96.10	16	36.76	529	11.76
Powder River Basin	10	5.45	2	95.18	1	53.96	26	10.66
Total	3,584	5.96	53	96.07	17	37.48	4,002	6.77

Average NYMEX Price		6.64		94.23
Average Realized Price (including realized derivatives)		3.67		66.36		37.48		4.32

Natural Gas, Oil and NGL Sales

	Successor
	Year Ended December 31, 2023
	Natural Gas	Oil	NGL	Total
Marcellus	$1,483	$—	$—	$1,483
Haynesville	1,300	—	—	1,300
Eagle Ford	70	596	98	764
Total natural gas, oil and NGL sales	$2,853	$596	$98	$3,547

	Successor
	Year Ended December 31, 2022
	Natural Gas	Oil	NGL	Total
Marcellus	$4,041	$—	$—	$4,041
Haynesville	3,481	—	—	3,481
Eagle Ford	261	1,798	212	2,271
Powder River Basin	20	66	13	99
Total natural gas, oil and NGL sales	$7,803	$1,864	$225	$9,892

Natural gas, oil and NGL sales in the 2023 Successor Period decreased $6.345 billion compared to the 2022 Successor Period. The decrease in Marcellus and Haynesville of $4.739 billion was primarily due to a decrease in revenues from lower average prices received. Additionally, divestitures in Eagle Ford and Powder River Basin resulted in a decrease of $1.606 billion.

Production Expenses

	Successor
	Year Ended December 31,
	2023		2022
		$/Mcfe		$/Mcfe
Marcellus	$81	0.12	$76	0.11
Haynesville	185	0.33	155	0.26
Eagle Ford	90	0.91	234	1.22
Powder River Basin	—	—	10	0.94
Total production expenses	$356	0.27	$475	0.33
Production expenses in the 2023 Successor Period decreased $119 million compared to the 2022 Successor Period. The decrease was primarily due to the Eagle Ford and Powder River Basin divestitures, partially offset by an increase of $30 million in Haynesville, primarily due to an increase in saltwater disposal expenses.

Gathering, Processing and Transportation Expenses (“GP&T”)

	Successor
	Year Ended December 31,
	2023		2022
		$/Mcfe		$/Mcfe
Marcellus	$433	0.65	$381	0.57
Haynesville	263	0.46	313	0.53
Eagle Ford	157	1.57	343	1.78
Powder River Basin	—	—	22	2.32
Total GP&T	$853	0.64	$1,059	0.73

Gathering, processing and transportation expenses in the 2023 Successor Period decreased $206 million compared to the 2022 Successor Period. The decrease was primarily due to a $208 million decrease due to divestitures in Eagle Ford and Powder River Basin. Additionally, Haynesville decreased $50 million, primarily due to lower rates driven by decreased prices. These decreases were partially offset by a $52 million increase in Marcellus, primarily due to the Marcellus Acquisition in March 2022.
Severance and Ad Valorem Taxes

	Successor
	Year Ended December 31,
	2023		2022
		$/Mcfe		$/Mcfe
Marcellus	$14	0.02	$17	0.03
Haynesville	105	0.19	75	0.13
Eagle Ford	48	0.48	139	0.71
Powder River Basin	—	—	11	1.09
Total severance and ad valorem taxes	$167	0.13	$242	0.17
Severance and ad valorem taxes in the 2023 Successor Period decreased $75 million compared to the 2022 Successor Period. The decrease was primarily due to a $102 million decrease due to the Eagle Ford and Powder River Basin divestitures, partially offset by an increase of $30 million in Haynesville due to legislative action that led to changes in the Haynesville severance and ad valorem tax rates.

Natural Gas and Oil Derivatives

	Successor
	Year Ended December 31,
	2023	2022
Natural gas derivatives - realized gains (losses)	$488	$(2,998)
Natural gas derivatives - unrealized gains	1,199	611
Total gains (losses) on natural gas derivatives	$1,687	$(2,387)

Oil derivatives - realized losses	$(38)	$(576)
Oil derivatives - unrealized gains	88	283
Total gains (losses) on oil derivatives	$50	$(293)

Contingent consideration unrealized losses	$(9)	$—
Total gains (losses) on natural gas and oil derivatives	$1,728	$(2,680)
See Note 15 of the notes to our consolidated financial statements included in Item 8 of Part II of this report for a complete discussion of our derivative activity.
Marketing Revenues and Expenses

	Successor
	Year Ended December 31,
	2023	2022
Marketing revenues	$2,500	$4,231
Marketing expenses	2,499	4,215
Marketing margin	$1	$16
Marketing revenues and expenses decreased in the 2023 Successor Period as a result of decreased natural gas, oil and NGL prices received in our marketing operations. During the 2023 Successor Period, we continued to market production for a portion of the divested Eagle Ford assets pursuant to the transition services agreements.

Exploration Expenses
During the 2023 Successor Period, exploration expense charges of $27 million were primarily the result of $12 million of non-cash impairment charges in unproved properties and $11 million of geological and geophysical expense. During the 2022 Successor Period, exploration expense charges of $23 million were primarily the result of non-cash impairment charges in unproved properties of $8 million, $6 million of charges related to dry hole expense and $6 million of geological and geophysical expense.

General and Administrative Expenses

	Successor
	Year Ended December 31,
	2023	2022
Total G&A, net	$127	$142
G&A, net per Mcfe	$0.09	$0.10

Total general and administrative expenses, net during the 2023 Successor Period decreased $15 million compared to the 2022 Successor Period, primarily due to a decrease in compensation and other corporate expenses.
Separation and Other Termination Costs
During both the 2023 and 2022 Successor Periods, we recognized $5 million of separation and other termination costs related to one-time termination benefits for certain employees.
Depreciation, Depletion and Amortization

	Successor
	Year Ended December 31,
	2023	2022
DD&A	$1,527	$1,753
DD&A per Mcfe	$1.14	$1.20
The absolute and per Mcfe decreases in depreciation, depletion and amortization for the 2023 Successor Period compared to the 2022 Successor Period are primarily related to our Eagle Ford divestitures.
Other Operating Expense, Net

	Successor
	Year Ended December 31,
	2023	2022
Other operating expense, net	$18	$49
During the 2022 Successor Period, we recognized approximately $41 million of costs related to our Marcellus Acquisition, which included integration costs, consulting fees, financial advisory fees, legal fees and change in control expense in accordance with Chief’s existing employment agreements.
Interest Expense

	Successor
	Year Ended December 31,
	2023	2022
Interest expense on debt	$143	$181
Other	—	13
Amortization of premium, issuance costs and other	(9)	(3)
Capitalized interest	(30)	(31)
Total interest expense	$104	$160

The decrease in total interest expense in the 2023 Successor Period compared to the 2022 Successor Period, was primarily due to lower average debt outstanding during the 2023 Successor Period. Additionally, $12 million of interest expense was recorded during the 2022 Successor Period pertaining to a tax interest assessment.

Other Income

	Successor
	Year Ended December 31,
	2023	2022
Other income	$79	$36

The increase in other income during the 2023 Successor Period compared to the 2022 Successor Period was primarily due to a $28 million increase in interest income, related to our higher average cash balance during the 2023 Successor Period, as well as a $24 million increase in deferred consideration amortization.

Income Tax Expense (Benefit)

We recorded income tax expense of $698 million in the 2023 Successor Period. Of this amount, $270 million is related to current federal and state income taxes, and the remainder is related to deferred federal and state income taxes. We recorded an income tax benefit of $1.3 billion in the 2022 Successor Period. Of the $1.3 billion of income tax benefit recorded in the 2022 Successor Period, $1.4 billion is related to the partial release of the valuation allowance, which is partially offset by $47 million in current federal and state income taxes. See Note 11 of the notes to our consolidated financial statements included in Item 8 of Part II of this report for a discussion of income tax expense (benefit).

Year ended December 31, 2022 compared to the period from February 10, 2021 through December 31, 2021
Below is a discussion of changes in our results of operations for the 2022 Successor Period compared to the 2021 Successor Period. Additionally, information is provided for the 2021 Predecessor Period. However, we are not able to compare the 40 days from January 1, 2021 through February 9, 2021 operating results to any previous periods reported in the consolidated financial statements and do not believe reviewing this period in isolation would be useful in identifying any trend in, or reaching any conclusions regarding, our overall operating performance.
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

Natural gas, oil and NGL sales in the 2022 Successor Period increased $5.49 billion compared to the 2021 Successor Period. The increase was attributable to a $2.343 billion increase in revenues from higher average prices received. Additionally, an increase of $3.147 billion was due to increased volumes in Marcellus and Haynesville, primarily due to the Marcellus Acquisition and the Vine Acquisition, respectively. These increases were partially offset by decreased volumes in Eagle Ford, which was primarily due to a natural decline in production, and the Powder River Basin, following the divestiture of the Powder River Basin assets in March 2022.

Production Expenses

	Successor				Predecessor
	Year Ended December 31, 2022		Period from February 10, 2021 through December 31, 2021		Period from January 1, 2021 through February 9, 2021
		$/Mcfe		$/Mcfe		$/Mcfe
Marcellus	$76	0.11	$34	0.08	$4	0.08
Haynesville	155	0.26	59	0.24	4	0.19
Eagle Ford	234	1.22	173	0.88	21	0.71
Powder River Basin	10	0.94	31	0.74	3	0.56
Total production expenses	$475	0.33	$297	0.33	$32	0.30
Production expenses in the 2022 Successor Period increased $178 million as compared to the 2021 Successor Period. The increase was primarily due to the Vine Acquisition in November 2021 and the Marcellus Acquisition in March 2022. The increase was partially offset by the divestiture of the Powder River Basin in March 2022.

Gathering, Processing and Transportation Expenses (“GP&T”)

	Successor				Predecessor
	Year Ended December 31, 2022		Period from February 10, 2021 through December 31, 2021		Period from January 1, 2021 through February 9, 2021
		$/Mcfe		$/Mcfe		$/Mcfe
Marcellus	$381	0.57	$287	0.68	$34	0.70
Haynesville	313	0.53	118	0.49	11	0.49
Eagle Ford	343	1.78	290	1.46	45	1.55
Powder River Basin	22	2.32	85	2.03	12	2.09
Total GP&T	$1,059	0.73	$780	0.86	$102	0.96

Gathering, processing and transportation expenses in the 2022 Successor Period increased $279 million compared to the 2021 Successor Period. Haynesville increased $195 million primarily due to the Vine Acquisition in November 2021. Marcellus increased $141 million, primarily due to the Marcellus Acquisition in March 2022, partially offset by a decrease of $47 million, primarily due to lower rates. Eagle Ford increased $53 million, primarily due to increased rates with higher commodity prices. Powder River Basin decreased by $63 million, primarily due to the divestiture in March 2022.

Severance and Ad Valorem Taxes

	Successor				Predecessor
	Year Ended December 31, 2022		Period from February 10, 2021 through December 31, 2021		Period from January 1, 2021 through February 9, 2021
		$/Mcfe		$/Mcfe		$/Mcfe
Marcellus	$17	0.03	$9	0.02	$1	0.01
Haynesville	75	0.13	22	0.09	2	0.09
Eagle Ford	139	0.71	96	0.48	13	0.45
Powder River Basin	11	1.09	31	0.75	2	0.48
Total severance and ad valorem taxes	$242	0.17	$158	0.17	$18	0.17
Severance and ad valorem taxes in the 2022 Successor Period increased $84 million as compared to the 2021 Successor Period. Higher commodity prices and increases to the Haynesville statutory severance tax rates in the 2022 Successor Period drove $58 million of the increase, and an additional $46 million increase was the result of the Vine Acquisition and Marcellus Acquisition. These increases were partially offset by a $20 million decrease attributable to the divestiture of the Powder River Basin in March 2022.

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
Total general and administrative expenses, net during the 2022 Successor Period increased $45 million compared to the 2021 Successor Period due to adjustments in employee benefits and increases in transaction-related fees, as well as increases in other corporate expenses.

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
The increase in depreciation, depletion and amortization for the 2022 Successor Period compared to the 2021 Successor Period is primarily the result of the Vine Acquisition and Marcellus Acquisition.

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

The increase in total interest expense in the 2022 Successor Period compared to the 2021 Successor Period was primarily due to the increase in outstanding debt obligations between periods. In November 2021, we assumed Vine’s $950 million of senior notes as part of the Vine Acquisition, and during the 2022 Successor Period, we had increased borrowings under our various credit agreements, compared to the 2021 Successor Period. During the 2022 Successor Period, borrowings under our credit agreements had an average interest rate of 8.7%. Additionally, $12 million of interest expense was recorded during the 2022 Successor Period pertaining to a tax interest assessment.

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
Accounting for Business Combinations. We account for business combinations using the acquisition method, which is the only method permitted under FASB ASC Topic 805 – Business Combinations and involves the use of significant judgment. Under the acquisition method of accounting, a business combination is accounted for at a purchase price based on the fair value of the consideration given. The assets and liabilities acquired are measured at their fair values, and the purchase price is allocated to the assets and liabilities based upon these fair values. The excess, if any, of the consideration given to acquire an entity over the net amounts assigned to its assets acquired and liabilities assumed is recognized as goodwill. The excess, if any, of the fair value of assets acquired and liabilities assumed over the cost of an acquired entity is recognized immediately to earnings as a gain from bargain purchase.
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
For the 2023 Successor Period, natural gas, oil and NGL revenues, excluding any effect of our derivative instruments, were $2,853 million, $596 million, and $98 million, respectively. Based on production, natural gas, oil and NGL revenue for the 2023 Successor Period would have increased or decreased by approximately $285 million, $60 million, and $10 million, respectively, for each 10% increase or decrease in prices. As of December 31, 2023, the fair value of our natural gas derivatives was a net asset of $687 million. As of December 31, 2023, we did not have any open oil or NGL derivative positions. A 10% increase in forward natural gas prices would decrease the valuation of natural gas derivatives by approximately $188 million, while a 10% decrease would increase the valuation by $191 million. This fair value change assumes volatility based on prevailing market parameters at December 31, 2023. Additionally, should oil prices not meet the average target prices specified with the contingent payment from SilverBow, we may not receive any payment from the up to $50 million contingent consideration arrangement. See Note 15 of the notes to our consolidated financial statements included in Item 8 of Part II of this report for further information on our open derivative positions, including information about the contingent consideration arrangement.
Interest Rate Risk
Our exposure to interest rate changes relates primarily to borrowings under our New Credit Facility for the 2023 Successor Period, our New Credit Facility and Exit Credit Facility for the 2022 Successor Period, the Exit Credit Facility for the 2021 Successor Period and the DIP Facility for the 2021 Predecessor Period. Interest is payable on borrowings under each respective credit facility based on floating rates. See Note 6 of the notes to our consolidated financial statements included in Item 8 of Part II of this report for additional information. As of December 31, 2023, we did not have any outstanding borrowings under our New Credit Facility.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Chesapeake Energy Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Chesapeake Energy Corporation and its subsidiaries (Successor) (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive income, of stockholders’ equity and of cash flows for the years then ended and for the period from February 10, 2021 through December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended and for the period from February 10, 2021 through December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

The Impact of Proved Natural Gas and Oil Reserves on Proved Natural Gas and Oil Properties, Net

As described in Note 1 to the consolidated financial statements, the Company’s property and equipment, net balance was approximately $10.1 billion as of December 31, 2023, and depreciation, depletion, and amortization (DD&A) expense for the year ended December 31, 2023 was approximately $1.5 billion, both of which substantially related to proved natural gas and oil properties. The Company follows the successful efforts method of accounting for its natural gas and oil properties. Under this method, all capitalized well costs and leasehold costs of proved natural gas and oil properties are depreciated by the units-of-production (UOP) method based on total estimated proved developed reserves and proved reserves, respectively. As disclosed by management, estimates of natural gas and oil reserves and their values, future production rates, future development costs and commodity pricing differentials are the most significant of management’s estimates. The accuracy of any reserve estimate is a function of the quality of data available and of engineering and geological interpretation and judgment. In addition, estimates of reserves volumes may be revised based on actual production, results of subsequent exploration and development activities, recent commodity prices, operating costs and other factors. The estimates of proved natural gas and oil reserves have been developed by specialists, specifically petroleum engineers.

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s estimates of proved natural gas and oil reserves. The work of management’s specialists was used in performing procedures to evaluate the reasonableness of the proved natural gas and oil reserves volumes. As a basis for using this work, the specialists’ qualifications were understood and the Company’s relationship with the specialists was assessed. The procedures performed also included evaluating the methods and assumptions used by the specialists, testing the completeness and accuracy of data used by the specialists, and evaluating the specialists’ findings. These procedures also included, among others, testing the completeness and accuracy of data related to commodity pricing differentials and future development costs. Additionally, these procedures included evaluating whether the assumptions applied to the aforementioned data were reasonable considering the past performance of the Company.

/s/ PricewaterhouseCoopers LLP

Oklahoma City, Oklahoma
February 21, 2024

We have served as the Company’s auditor since 1992.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Chesapeake Energy Corporation
Opinion on the Financial Statements

We have audited the accompanying consolidated statements of operations, of comprehensive income, of stockholders’ equity and of cash flows of Chesapeake Energy Corporation and its subsidiaries (Predecessor) (the “Company”) for the period from January 1, 2021 through February 9, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Company for the period from January 1, 2021 through February 9, 2021 in conformity with accounting principles generally accepted in the United States of America.
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
Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Oklahoma City, Oklahoma
February 24, 2022

We have served as the Company’s auditor since 1992.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	Successor
($ in millions, except per share data)	December 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$1,079	$130
Restricted cash	74	62
Accounts receivable, net	593	1,438
Short-term derivative assets	637	34
Assets held for sale	—	819
Other current assets	226	215
Total current assets	2,609	2,698
Property and equipment:
Natural gas and oil properties, successful efforts method
Proved natural gas and oil properties	11,468	11,096
Unproved properties	1,806	2,022
Other property and equipment	497	500
Total property and equipment	13,771	13,618
Less: accumulated depreciation, depletion and amortization	(3,674)	(2,431)
Total property and equipment, net	10,097	11,187
Long-term derivative assets	74	47
Deferred income tax assets	933	1,351
Other long-term assets	663	185
Total assets	$14,376	$15,468

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$425	$603
Accrued interest	39	42
Short-term derivative liabilities	3	432
Other current liabilities	847	1,627
Total current liabilities	1,314	2,704
Long-term debt, net	2,028	3,093
Long-term derivative liabilities	9	174
Asset retirement obligations, net of current portion	265	323
Other long-term liabilities	31	50
Total liabilities	3,647	6,344
Contingencies and commitments (Note 7)
Stockholders' equity:
Common stock, $0.01 par value, 450,000,000 shares authorized: 130,789,936 and 134,715,094 shares issued	1	1
Additional paid-in capital	5,754	5,724
Retained earnings	4,974	3,399
Total stockholders' equity	10,729	9,124
Total liabilities and stockholders' equity	$14,376	$15,468

The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor			Predecessor
($ in millions except per share data)	Year Ended December 31, 2023	Year Ended December 31, 2022	Period from February 10, 2021 through December 31, 2021	Period from January 1, 2021 through February 9, 2021
Revenues and other:
Natural gas, oil and NGL	$3,547	$9,892	$4,401	$398
Marketing	2,500	4,231	2,263	239
Natural gas and oil derivatives	1,728	(2,680)	(1,127)	(382)
Gains on sales of assets	946	300	12	5
Total revenues and other	8,721	11,743	5,549	260
Operating expenses:
Production	356	475	297	32
Gathering, processing and transportation	853	1,059	780	102
Severance and ad valorem taxes	167	242	158	18
Exploration	27	23	7	2
Marketing	2,499	4,215	2,257	237
General and administrative	127	142	97	21
Separation and other termination costs	5	5	11	22
Depreciation, depletion and amortization	1,527	1,753	919	72
Impairments	—	—	1	—
Other operating expense (income), net	18	49	84	(12)
Total operating expenses	5,579	7,963	4,611	494
Income (loss) from operations	3,142	3,780	938	(234)
Other income (expense):
Interest expense	(104)	(160)	(73)	(11)
Losses on purchases, exchanges or extinguishments of debt	—	(5)	—	—
Other income	79	36	31	2
Reorganization items, net	—	—	—	5,569
Total other income (expense)	(25)	(129)	(42)	5,560
Income before income taxes	3,117	3,651	896	5,326
Income tax expense (benefit)	698	(1,285)	(49)	(57)
Net income	2,419	4,936	945	5,383
Deemed dividend on warrants	—	(67)	—	—
Net income available to common stockholders	$2,419	$4,869	$945	$5,383
Earnings per common share:
Basic	$18.21	$38.71	$9.29	$550.35
Diluted	$16.92	$33.36	$8.12	$534.51
Weighted average common shares outstanding (in thousands):
Basic	132,840	125,785	101,754	9,781
Diluted	142,976	145,961	116,341	10,071
The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Successor			Predecessor
($ in millions)	Year Ended December 31, 2023	Year Ended December 31, 2022	Period from February 10, 2021 through December 31, 2021	Period from January 1, 2021 through February 9, 2021
Net income	$2,419	$4,936	$945	$5,383
Other comprehensive income, net of income tax:
Reclassification of losses on settled derivative instruments(a)	—	—	—	3
Other comprehensive income	—	—	—	3
Comprehensive income	$2,419	$4,936	$945	$5,386
___________________________________________
(a)Deferred tax activity incurred in other comprehensive income was offset by a valuation allowance.

The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor			Predecessor
($ in millions)	Year Ended December 31, 2023	Year Ended December 31, 2022	Period from February 10, 2021 through December 31, 2021	Period from January 1, 2021 through February 9, 2021
Cash flows from operating activities:
Net income	$2,419	$4,936	$945	$5,383
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	1,527	1,753	919	72
Deferred income tax expense (benefit)	428	(1,332)	(49)	(57)
Derivative (gains) losses, net	(1,728)	2,680	1,127	382
Cash receipts (payments) on derivative settlements, net	354	(3,561)	(1,142)	(17)
Share-based compensation	33	22	9	3
Gains on sales of assets	(946)	(300)	(12)	(5)
Impairments	—	—	1	—
Non-cash reorganization items, net	—	—	—	(6,680)
Exploration	12	14	2	2
Losses on purchases, exchanges or extinguishments of debt	—	5	—	—
Other	6	31	46	45
Changes in assets and liabilities	275	(123)	(37)	851
Net cash provided by (used in) operating activities	2,380	4,125	1,809	(21)
Cash flows from investing activities:
Capital expenditures	(1,829)	(1,823)	(669)	(66)
Business combination, net	—	(1,967)	(194)	—
Contributions to investments	(231)	(18)	—	—
Proceeds from divestitures of property and equipment	2,533	407	13	—
Net cash provided by (used in) investing activities	473	(3,401)	(850)	(66)
Cash flows from financing activities:
Proceeds from New Credit Facility	1,125	1,600	—	—
Payments on New Credit Facility	(2,175)	(550)	—	—
Proceeds from Exit Credit Facility	—	9,583	30	—
Payments on Exit Credit Facility	—	(9,804)	(80)	(479)
Payments on DIP Facility borrowings	—	—	—	(1,179)
Proceeds from issuance of senior notes, net	—	—	—	1,000
Proceeds from issuance of common stock	—	—	—	600
Proceeds from warrant exercise	—	27	2	—
Debt issuance and other financing costs	—	(17)	(3)	(8)
Cash paid to repurchase and retire common stock	(355)	(1,073)	—	—
Cash paid for common stock dividends	(487)	(1,212)	(119)	—
Other	—	—	(1)	—
Net cash used in financing activities	(1,892)	(1,446)	(171)	(66)
Net increase (decrease) in cash, cash equivalents and restricted cash	961	(722)	788	(153)
Cash, cash equivalents and restricted cash, beginning of period	192	914	126	279
Cash, cash equivalents and restricted cash, end of period	$1,153	$192	$914	$126

The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)

	Successor			Predecessor
($ in millions)	Year Ended December 31, 2023	Year Ended December 31, 2022	Period from February 10, 2021 through December 31, 2021	Period from January 1, 2021 through February 9, 2021

Cash and cash equivalents	$1,079	$130	$905	$40
Restricted cash	74	62	9	86
Total cash, cash equivalents and restricted cash	$1,153	$192	$914	$126

Supplemental disclosures to the consolidated statements of cash flows are presented below:

	Successor			Predecessor
($ in millions)	Year Ended December 31, 2023	Year Ended December 31, 2022	Period from February 10, 2021 through December 31, 2021	Period from January 1, 2021 through February 9, 2021
Supplemental cash flow information:
Cash paid for reorganization items, net	$—	$—	$65	$66
Interest paid, net of capitalized interest	$117	$146	$34	$13
Income taxes paid (refunds received), net	$132	$193	$(9)	$—

Supplemental disclosure of significant non-cash investing and financing activities:
Change in accrued drilling and completion costs	$(31)	$148	$30	$(5)
Put option premium on equity backstop agreement	$—	$—	$—	$60
Common stock issued for business combination	$—	$764	$1,232	$—
Operating lease obligations recognized	$96	$120	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Stockholders’ Equity (Deficit)
($ in millions)	Shares	Amount	Shares	Amount
Balance as of February 10, 2021 (Successor)	—	$—	97,907,081	$1	$3,585	$—	$—	$3,586
Share-based compensation	—	—	248,487	—	21	—	—	21
Issuance of common stock for Vine Acquisition	—	—	18,709,399	—	1,237	—	—	1,237
Issuance of common stock for warrant exercise	—	—	188,292	—	2	—	—	2
Issuance of reserved common stock and warrants	—	—	864,090	—	—	—	—	—
Net income	—	—	—	—	—	945	—	945
Dividends on common stock	—	—	—		—	(120)	—	(120)
Balance as of December 31, 2021 (Successor)	—	$—	117,917,349	$1	$4,845	$825	$—	$5,671
Issuance of common stock for Marcellus Acquisition	—	—	9,442,185	—	764	—	—	764
Share-based compensation	—	—	174,740	—	21	—	—	21
Issuance of common stock for warrant exchange offer	—	—	16,305,984	—	67	—	—	67
Issuance of common stock for warrant exercise	—	—	2,102,244	—	27	—	—	27
Issuance of reserved common stock and warrants	—	—	439,370	—	—	—	—	—
Repurchase and retirement of common stock	—	—	(11,666,778)	—	—	(1,073)	—	(1,073)
Net income	—	—	—	—	—	4,936	—	4,936
Dividends on common stock	—	—	—	—	—	(1,222)	—	(1,222)
Deemed dividend on warrants	—	—	—	—	—	(67)	—	(67)
Balance as of December 31, 2022 (Successor)	—	$—	134,715,094	$1	$5,724	$3,399	$—	$9,124
Share-based compensation	—	—	214,684	—	31	—	—	31
Issuance of common stock for warrant exercise	—	—	221,952	—	—	—	—	—
Issuance of reserved common stock and warrants	—	—	12,089	—	—	—	—	—
Repurchase and retirement of common stock	—	—	(4,373,883)	—	(1)	(357)	—	(358)
Net income	—	—	—	—	—	2,419	—	2,419
Dividends on common stock	—	—	—	—	—	(487)	—	(487)
Balance as of December 31, 2023 (Successor)	—	$—	130,789,936	$1	$5,754	$4,974	$—	$10,729

The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - (Continued)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Stockholders’ Equity (Deficit)
($ in millions)	Shares	Amount	Shares	Amount
Balance as of December 31, 2020 (Predecessor)	5,563,358	$1,631	9,780,547	$—	$16,937	$(23,954)	$45	$(5,341)
Share-based compensation	—	—	67	—	3	—	—	3
Hedging activity	—	—	—	—	—	—	3	3
Net income	—	—	—	—	—	5,383	—	5,383
Cancellation of Predecessor equity	(5,563,358)	(1,631)	(9,780,614)	—	(16,940)	18,571	(48)	(48)
Issuance of Successor common stock	—	—	97,907,081	1	3,330	—	—	3,331
Issuance of Successor Class A warrants	—	—	—	—	93	—	—	93
Issuance of Successor Class B warrants	—	—	—	—	94	—	—	94
Issuance of Successor Class C warrants	—	—	—	—	68	—	—	68
Balance as of February 9, 2021 (Predecessor)	—	$—	97,907,081	$1	$3,585	$—	$—	$3,586

The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Summary of Significant Accounting Policies
Description of Company
Chesapeake Energy Corporation ("Chesapeake," “we,” “our,” “us” or the "Company") is a natural gas and oil exploration and production company engaged in the acquisition, exploration and development of properties for the production of natural gas, oil and NGL from underground reservoirs. Our operations are located onshore in the United States. As discussed in Note 2 below, we filed the Chapter 11 Cases on the Petition Date and subsequently operated as a debtor-in-possession, in accordance with applicable provisions of the Bankruptcy Code, until emergence on February 9, 2021. To facilitate our financial statement presentations, we refer to the post-emergence reorganized Company in these consolidated financial statements and footnotes as the “Successor” for periods subsequent to February 9, 2021, and to the pre-emergence Company as “Predecessor” for the period on or prior to February 9, 2021.
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
This Annual Report on Form 10-K (this “Form 10-K”) relates to the financial position of the Successor as of December 31, 2023 and as of December 31, 2022, and the year ended December 31, 2023 (“2023 Successor Period”), the year ended December 31, 2022 (“2022 Successor Period”), the period of February 10, 2021 through December 31, 2021 (“2021 Successor Period”) and the period of January 1, 2021 through February 9, 2021 (“2021 Predecessor Period”).
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

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Consolidation
We consolidate entities in which we have a controlling financial interest and variable interest entities in which we are the primary beneficiary. We consolidate subsidiaries in which we hold, directly or indirectly, more than 50% of the voting rights. We use the equity method of accounting to record our net interests where we have the ability to exercise significant influence through our investment but lack a controlling financial interest. Under the equity method, our share of net income (loss) is included in our consolidated statements of operations according to our equity ownership or according to the terms of the applicable governing instrument. See Note 18 for further discussion of our investments. Undivided interests in natural gas and oil properties are consolidated on a proportionate basis.
Segments
Operating segments are defined as components of an enterprise that engage in activities from which it may earn revenues and incur expenses for which separate operational financial information is available and is regularly evaluated by the chief operating decision maker, who is our Chief Executive Officer, for the purpose of allocating an enterprise’s resources and assessing its operating performance. We have concluded that we have only one reportable operating segment, due to the similar nature of the exploration and production business across Chesapeake and its consolidated subsidiaries and the fact that our marketing activities are ancillary to our operations.
Cash and Cash Equivalents
For purposes of the consolidated financial statements, we consider investments in all highly liquid instruments with original maturities of three months or less at the date of purchase to be cash equivalents.
Restricted Cash
As of December 31, 2023, we had restricted cash of $74 million. Our restricted cash represents funds legally restricted for payment of certain convenience class unsecured claims following our emergence from bankruptcy, as well as for future payment of certain royalties.
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

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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
Assets Held for Sale
We may market certain non-core natural gas and oil assets or other properties for sale. At the end of each reporting period, we evaluate if these assets should be classified as held for sale. The held for sale criteria includes the following: management commits to a plan to sell, the asset is available for immediate sale, an active program to locate a buyer exists, the sale of the asset is probable and expected to be completed within a year, the asset is actively being marketed for sale and that it is unlikely that significant changes to the plan will be made. If each of the criteria are met, then the assets and associated liabilities are classified as held for sale. Additionally, once assets are classified as held for sale, we cease depreciation on those related assets. See Note 4 for further discussion.

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
Accounts Payable
Included in accounts payable as of December 31, 2022 are liabilities of approximately $150 million, representing the amount by which checks issued, but not yet presented to our banks for collection, exceeded balances in applicable bank accounts.
Debt Issuance Costs
Costs associated with the arrangement of our credit facilities are included in other long-term assets and are amortized over the life of the facility using the straight-line method. As of December 31, 2023, these costs were $19 million. Upon the termination of the Exit Credit Facility, we recognized $5 million of losses on purchases, exchanges or extinguishment of debt during the 2022 Successor Period relating to lenders who had previously participated in the Exit Credit Facility that chose not to participate in the New Credit Facility. Costs associated with the issuance of the Successor senior notes are included in long-term debt and the remaining unamortized issuance costs are amortized over the life of the senior notes using the straight-line method. Unamortized issuance costs associated with the Successor senior notes as of December 31, 2023 totaled $5 million.
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
Derivatives
Derivative instruments are recorded at fair value, and changes in fair value are recognized currently in earnings unless specific hedge accounting criteria are followed. As of December 31, 2023, none of our open derivative instruments were designated as cash flow hedges.
Derivative instruments reflected as current in the consolidated balance sheets represent the estimated fair value of derivatives scheduled to settle over the next 12 months based on market prices/rates as of the respective balance sheet dates. Cash settlements of our derivative instruments are generally classified as operating cash flows unless the derivatives are deemed to contain, for accounting purposes, a significant financing element at contract inception, in which case these cash settlements are classified as financing cash flows in the accompanying consolidated statement of cash flows. All of our commodity derivative instruments are subject to master netting arrangements by contract type which provide for the offsetting of asset and liability positions within each contract type, as well as related cash collateral if applicable, by counterparty. Therefore, we net the value of our derivative instruments by contract type with the same counterparty in the accompanying consolidated balance sheets.

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
Share-Based Compensation
Our share-based compensation program consists of restricted stock units and performance share units granted to employees and restricted stock units granted to non-employee directors under our Long Term Incentive Plan. We recognize the cost of services received in exchange for restricted stock units based on the fair value of the equity instruments as of the grant date. This value is amortized over the vesting period, which is generally three years from the grant date. Forfeitures on our share-based compensation awards are recognized as they occur. Because performance share units are settled in shares, they are classified as equity and are measured at fair value as of the grant date.
To the extent compensation expense relates to employees directly involved in the acquisition of natural gas and oil leasehold and development activities, these amounts are capitalized to natural gas and oil properties. Amounts not capitalized to natural gas and oil properties are recognized as general and administrative expense, production expense, or exploration expense, based on the employees involved in those activities. See Note 13 for further discussion of share-based compensation.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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
We did not have any reorganization items, net for the 2023 Successor Period, 2022 Successor Period or the 2021 Successor Period. The following table summarizes the components in reorganization items, net included in our consolidated statements of operations:

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

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4.	Natural Gas and Oil Property Transactions
Marcellus Acquisition

On March 9, 2022, we completed the acquisition of Chief and associated non-operated interests held by affiliates of Tug Hill, of premium drilling locations in the Marcellus Shale in Northeast Pennsylvania (“Marcellus Acquisition”) for total consideration of approximately $2.77 billion, consisting of approximately $2 billion in cash, including working capital adjustments and approximately 9.4 million shares of our common stock, to acquire high quality producing assets and a deep inventory of premium drilling locations in the prolific Marcellus Shale in Northeast Pennsylvania. The Marcellus Acquisition was indebtedness free, effective as of January 1, 2022 and was subject to customary purchase price adjustments. We funded the cash portion of the consideration with cash on hand and $914 million of borrowings under the Company’s Exit Credit Facility. See Note 6 for further discussion of debt. In the 2022 Successor Period, we recognized approximately $41 million of costs related to our Marcellus Acquisition, which included integration costs, consulting fees, financial advisory fees, legal fees and change in control expense in accordance with Chief’s existing employment agreements. These acquisition-related costs are included within other operating expense (income), net within our consolidated statements of operations.

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
Vine Acquisition
On November 1, 2021, we acquired Vine, an energy company focused on the development of natural gas properties in the over-pressured stacked Haynesville and Mid-Bossier shale plays in Northwest Louisiana pursuant to a definitive agreement with Vine dated August 10, 2021, for total consideration of approximately $1.5 billion, consisting of approximately 18.7 million shares of our common stock and $90 million in cash. In conjunction with the Vine Acquisition, Vine’s Second Lien Term Loan was repaid and terminated for $163 million inclusive of a $13 million make whole premium with cash on hand due to the agreement containing a change in control provision making the term loan callable upon closing. Vine’s reserve-based loan facility, which had no borrowings as of November 1, 2021, was terminated at the time of the acquisition. Additionally, Vine’s 6.75% Senior Notes, with a principal amount of $950 million were assumed by the Company. See Note 6 for additional discussion of the assumed debt. We funded the cash portion of the consideration with cash on hand. In the 2021 Successor Period, we recognized approximately $59 million of costs related to our acquisition of Vine, which included consulting fees, financial advisory fees, and legal fees. Additionally, we recognized approximately $36 million of severance expense as a result of the Vine Acquisition, which included $15 million of cash severance and $21 million of non-cash severance, primarily related to the issuance of New Common Stock for the acceleration of certain Vine restricted stock unit awards. A majority of Vine executives and employees were terminated on the date of the acquisition. These executives and employees were entitled to severance benefits in accordance with existing employment agreements. These acquisition-related costs are included within other operating expense (income), net within our consolidated statements of operations.
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
Combined Pro Forma Financial Information
As the Marcellus Acquisition closed on March 9, 2022, all subsequent activity is included in Chesapeake’s consolidated statements of operations for the 2023 Successor Period. As the Vine Acquisition closed on November 1, 2021, all subsequent activity is included in Chesapeake’s consolidated statements of operations for the 2022 Successor Period and 2023 Successor Period. The following unaudited pro forma financial information is based on our historical consolidated financial statements adjusted to reflect as if the Marcellus Acquisition and Vine Acquisition had each occurred on February 10, 2021, the date Chesapeake emerged from bankruptcy. See Note 2 for additional information on the bankruptcy. The information below reflects pro forma adjustments based on available information and certain assumptions that we believe are reasonable, including the estimated tax impact of the pro forma adjustments.

	Successor
	Year Ended December 31, 2022	Period from February 10, 2021 through December 31, 2021
Revenues	$11,743	$5,891
Net income (loss) available to common stockholders	$4,765	$(5)
Earnings (loss) per common share:
Basic	$37.37	$(0.04)
Diluted	$32.26	$(0.04)

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Eagle Ford Divestitures
In January 2023, we entered into an agreement to sell a portion of our Eagle Ford assets to WildFire Energy I LLC for approximately $1.425 billion, subject to customary post-closing adjustments. Approximately $225 million of the purchase price was recorded as deferred consideration and treated as a non-interest-bearing note to be paid in installments of $60 million per year for the next three years, with $45 million to be paid in the fourth year following the transaction close date. The deferred consideration is recorded at fair value with an imputed rate of interest as a Level 2 input, and approximately $58 million of the deferred consideration is reflected within other current assets and approximately $135 million is reflected within other long-term assets on the consolidated balance sheets as of December 31, 2023. The divestiture, which closed on March 20, 2023 (with an effective date of October 1, 2022), resulted in a gain of approximately $337 million, inclusive of post-closing adjustments, based on the difference between the carrying value of the assets and consideration received. As of December 31, 2022, approximately $811 million of property and equipment, net, and $8 million of other assets were classified as assets held for sale on the consolidated balance sheets. Additionally, approximately $65 million of derivative liabilities, $57 million of asset retirement obligations and $22 million of other liabilities were classified as held for sale and included within other current liabilities on the consolidated balance sheets as of December 31, 2022.
In February 2023, we entered into an agreement to sell a portion of our remaining Eagle Ford assets to INEOS Upstream Holdings Limited (“INEOS Energy”) for approximately $1.4 billion, subject to customary post-closing adjustments. Approximately $225 million of the purchase price was recorded as deferred consideration and treated as a non-interest-bearing note to be paid in installments of approximately $56 million per year for the next four years. The deferred consideration is recorded at fair value with an imputed rate of interest as a Level 2 input, and approximately $55 million of the deferred consideration is reflected within other current assets and approximately $144 million is reflected within other long-term assets on the consolidated balance sheets as of December 31, 2023. The divestiture, which closed on April 28, 2023 (with an effective date of October 1, 2022), resulted in a gain of approximately $470 million, based on the difference between the carrying value of the assets and consideration received. Included within the liabilities assumed by INEOS Energy was approximately $53 million of asset retirement obligations.
In August 2023, we entered into an agreement to sell the final portion of our remaining Eagle Ford assets to SilverBow Resources, Inc. (“SilverBow”) for approximately $700 million, subject to customary post-closing adjustments. Approximately $50 million of the purchase price was recorded as deferred consideration and treated as a non-interest-bearing note to be paid one year from the closing date. The deferred consideration is recorded at fair value with an imputed rate of interest as a Level 2 input, and approximately $46 million of the deferred consideration is reflected within other current assets on the consolidated balance sheets as of December 31, 2023. Additionally, SilverBow has agreed to pay Chesapeake an additional contingent payment of $25 million should WTI NYMEX prices average between $75 and $80 per barrel or $50 million should WTI NYMEX prices average above $80 per barrel during the year following the close of the transaction. The fair value of the contingent consideration as of December 31, 2023 of $12 million is reflected within short-term derivative assets within our consolidated balance sheets. See Note 15 for additional information. The divestiture, which closed on November 30, 2023 (with an effective date of February 1, 2023), resulted in a gain of approximately $140 million, based on the difference between the carrying value of the assets and consideration received. Included within the liabilities assumed by SilverBow was approximately $11 million of asset retirement obligations.
Powder River Divestiture
In January 2022, Chesapeake signed an agreement to sell its Powder River Basin assets in Wyoming to Continental Resources, Inc. for approximately $450 million, subject to customary post-closing adjustments. The divestiture, which closed on March 25, 2022, resulted in the recognition of a gain of approximately $293 million, which included $13 million of post-close adjustments, based on the difference between the carrying value of the assets and the cash received.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5.	Earnings Per Share
Basic earnings per common share is computed by dividing the net income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share is calculated in the same manner but includes the impact of potentially dilutive securities utilizing the treasury stock method. Potentially dilutive securities during the Successor Periods consist of issuable shares related to warrants, unvested restricted stock units, and unvested performance share units and during the Predecessor Period consisted of unvested restricted stock units, contingently issuable shares related to preferred stock and convertible senior notes unless their effect was antidilutive.
The reconciliations between basic and diluted earnings per share are as follows:

	Successor			Predecessor
	Year Ended December 31, 2023	Year Ended December 31, 2022	Period from February 10, 2021 through December 31, 2021	Period from January 1, 2021 through February 9, 2021
Numerator
Net income available to common stockholders, basic and diluted	$2,419	$4,869	$945	$5,383

Denominator (in thousands)
Weighted average common shares outstanding, basic	132,840	125,785	101,754	9,781
Effect of potentially dilutive securities
Preferred stock	—	—	—	290
Warrants	9,750	19,734	14,376	—
Restricted stock units	338	395	200	—
Performance share units	48	47	11	—
Weighted average common shares outstanding, diluted	142,976	145,961	116,341	10,071

Earnings per common share:
Basic	$18.21	$38.71	$9.29	$550.35
Diluted	$16.92	$33.36	$8.12	$534.51

Successor
During the 2023, 2022 and 2021 Successor Periods, the diluted earnings per share calculation excludes the effect of 777,369, 789,458 and 1,228,828 reserved shares of common stock and 1,466,502, 1,489,337 and 2,318,446 reserved Class C Warrants related to the settlement of General Unsecured Claims associated with the Chapter 11 Cases, as all necessary conditions had not been met for such shares to be considered dilutive shares during the 2023, 2022 and 2021 Successor Periods, respectively.
Predecessor
We had the option to settle conversions of the 5.50% convertible senior notes due 2026 with cash, shares or common stock or any combination thereof. As the price of our common stock was below the conversion threshold level for any time during the conversion period, there was no impact to diluted earnings per share.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6.	Debt
Our long-term debt consisted of the following as of December 31, 2023 and 2022:

	Successor
	December 31, 2023		December 31, 2022
	Carrying Amount	Fair Value(a)	Carrying Amount	Fair Value(a)
New Credit Facility	$—	$—	$1,050	$1,050
5.50% senior notes due 2026	500	496	500	485
5.875% senior notes due 2029	500	489	500	475
6.75% senior notes due 2029(b)	950	958	950	917
Premiums on senior notes	83	—	100	—
Debt issuance costs	(5)	—	(7)	—
Total long-term debt, net	$2,028	$1,943	$3,093	$2,927
____________________________________________
(a)The carrying value of borrowings under our New Credit Facility approximates fair value as the interest rates are based on prevailing market rates; therefore, they are a Level 1 fair value measurement. For all other debt, a market approach, based upon quotes from major financial institutions, which are Level 2 inputs, is used to measure the fair value.
(b)On November 1, 2021, we acquired the debt of Vine, which consisted of 6.75% senior notes due 2029. See further discussion below.
The table below presents debt maturities as of December 31, 2023, excluding debt issuance costs and premiums:

Total
2024	$—
2025	—
2026	500
2027	—
2028	—
Thereafter	1,450
Total long-term debt	$1,950
New Credit Facility. In December 2022, we entered into a senior secured reserve-based credit agreement (the “New Credit Agreement”) with the lenders and issuing banks party thereto (the “Lenders”), and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (in such capacity, the “Administrative Agent”), providing for a reserve-based credit facility (the “New Credit Facility”) with an initial borrowing base of $3.5 billion and aggregate commitments of $2.0 billion. The New Credit Facility matures in December 2027. The New Credit Facility provides for a $200 million sublimit available for the issuance of letters of credit and a $50 million sublimit available for swingline loans. As of December 31, 2023, we have approximately $2.0 billion available for borrowings under the New Credit Facility.

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
Borrowings under our credit agreements bore interest at an average interest rate of 8.7% during the 2022 Successor Period. The Company has no additional secured debt as of December 31, 2023.
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
The majority of the Company’s pre-petition legal proceedings were settled during the Chapter 11 Cases or will be resolved in connection with the claims reconciliation process before the Bankruptcy Court, together with actions seeking to collect pre-petition indebtedness or to exercise control over the property of the Company’s bankruptcy estates. Any allowed claim related to such litigation will be treated in accordance with the Plan. The Plan in the Chapter 11 Cases, which became effective on February 9, 2021, provided for the treatment of claims against the Company’s bankruptcy estates, including pre-petition liabilities that had not been satisfied or addressed during the Chapter 11 Cases. Many of these proceedings were in early stages, and many of them sought damages and penalties, the amount of which is indeterminate. See Note 2 for additional information.
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

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The aggregate undiscounted commitments under our gathering, processing and transportation agreements, excluding any reimbursement from working interest and royalty interest owners, credits for third-party volumes or future costs under cost-of-service agreements, are presented below:

Successor
December 31, 2023
2024	$284
2025	255
2026	235
2027	208
2028	194
2029-2036	956
Total	$2,132
During the 2023 Successor Period, certain gathering, processing and transportation agreements were transferred to the buyers of our Eagle Ford assets. In addition, we have long-term agreements for certain natural gas gathering and related services within specified acreage dedication areas in exchange for cost-of-service based fees redetermined annually, or tiered fees based on volumes delivered relative to scheduled volumes. Future gathering fees may vary with the applicable agreement.
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

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8.	Other Liabilities
Other current liabilities as of December 31, 2023 and 2022 are detailed below:

	Successor
	December 31, 2023	December 31, 2022
Revenues and royalties due to others	$360	$734
Accrued drilling and production costs	211	253
Accrued hedging costs	2	109
Accrued compensation and benefits	64	72
Taxes payable	84	84
Operating leases	84	86
Joint interest prepayments received	8	34
Current liabilities held for sale(a)	—	144
Other	34	111
Total other current liabilities	$847	$1,627
_________________________________________
(a)As of December 31, 2022, certain liabilities associated with the sale of a portion of our Eagle Ford assets were classified as current liabilities held for sale. See Note 4 for additional information.

9.	Leases
We are a lessee under various agreements for drilling rigs, compressors, vehicles and gas treating plants. As of December 31, 2023, these leases have remaining terms ranging from one month to three years. Certain of our lease agreements include options to renew the lease, terminate the lease early or purchase the underlying asset at the end of the lease. We determine the lease term at the lease commencement date as the non-cancelable period of the lease, including options to extend or terminate the lease when we are reasonably certain to exercise the option. The company’s vehicles are the only leases with renewal options that we are reasonably certain to exercise. The renewals are reflected in the right of use (“ROU”) asset and lease liability balances.
Our operating ROU assets are included in other long-term assets while operating lease liabilities are included in other current and other long-term liabilities on the consolidated balance sheet.
The following table presents our ROU assets and lease liabilities as of December 31, 2023 and 2022. As of December 31, 2023 and 2022, we did not have any finance leases.

	Successor
	Operating Leases
	December 31, 2023	December 31, 2022
ROU assets	$99	$119

Lease liabilities:
Current lease liabilities	$84	$86
Long-term lease liabilities	15	33
Total lease liabilities, net	$99	$119

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Additional information for the Company’s operating and finance leases is presented below:

	Successor			Predecessor
	Year Ended December 31, 2023	Year Ended December 31, 2022	Period from February 10, 2021 through December 31, 2021	Period from January 1, 2021 through February 9, 2021
Lease cost:
Finance lease cost	$—	$—	$—	$1
Operating lease cost	107	51	33	3
Short-term lease cost	40	74	13	—
Total lease cost	$147	$125	$46	$4

Other information:
Operating cash outflows from operating leases	$10	$15	$7	$—
Investing cash outflows from operating leases	$137	$110	$39	$3
Financing cash outflows from finance lease	$—	$—	$—	$1

	Successor
	December 31, 2023	December 31, 2022
Weighted average remaining lease term - operating leases	1.24 years	1.54 years
Weighted average discount rate - operating leases	7.02%	6.64%
Maturity analysis of operating lease liabilities is presented below:

Successor
December 31, 2023
2024	$85
2025	17
2026	1
Total lease payments	103
Less imputed interest	(4)
Present value of lease liabilities	99
Less current maturities	(84)
Present value of lease liabilities, less current maturities	$15

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10.	Revenue
The following tables show revenue disaggregated by operating area and product type, for the periods presented:

	Successor
	Year Ended December 31, 2023
	Natural Gas	Oil	NGL	Total
Marcellus	$1,483	$—	$—	$1,483
Haynesville	1,300	—	—	1,300
Eagle Ford	70	596	98	764
Natural gas, oil and NGL revenue	$2,853	$596	$98	$3,547

Marketing revenue	$989	$1,332	$179	$2,500

	Successor
	Year Ended December 31, 2022
	Natural Gas	Oil	NGL	Total
Marcellus	$4,041	$—	$—	$4,041
Haynesville	3,481	—	—	3,481
Eagle Ford	261	1,798	212	2,271
Powder River Basin	20	66	13	99
Natural gas, oil and NGL revenue	$7,803	$1,864	$225	$9,892

Marketing revenue	$2,455	$1,547	$229	$4,231

	Successor
	Period from February 10, 2021 through December 31, 2021
	Natural Gas	Oil	NGL	Total
Marcellus	$1,370	$—	$—	$1,370
Haynesville	998	—	—	998
Eagle Ford	179	1,354	179	1,712
Powder River Basin	75	202	44	321
Natural gas, oil and NGL revenue	$2,622	$1,556	$223	$4,401

Marketing revenue	$908	$1,158	$197	$2,263

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Predecessor
	Period from January 1, 2021 through February 9, 2021
	Natural Gas	Oil	NGL	Total
Marcellus	$119	$—	$—	$119
Haynesville	53	—	—	53
Eagle Ford	17	159	17	193
Powder River Basin	7	20	6	33
Natural gas, oil and NGL revenue	$196	$179	$23	$398

Marketing revenue	$78	$141	$20	$239
Major Customers
For the 2023 Successor Period, sales to Valero Energy Corporation and Shell Energy North America accounted for approximately 17% and 10%, respectively, of total revenues (before the effects of hedging). For the 2022 Successor Period, sales to Shell Energy North America and Valero Energy Corporation accounted for approximately 13% and 10%, respectively, of total revenues (before the effects of hedging). For the 2021 Successor Period, sales to Valero Energy Corporation and Energy Transfer Crude Marketing accounted for approximately 14% and 11%, respectively, of total revenues (before the effects of hedging). For the 2021 Predecessor Period, sales to Valero Energy Corporation accounted for approximately 19% of total revenues (before the effects of hedging). No other purchasers accounted for more than 10% of our total revenues during the 2023 Successor Period, 2022 Successor Period, 2021 Successor Period or 2021 Predecessor Period.
Accounts Receivable
Accounts receivable as of December 31, 2023 and 2022 are detailed below:

	Successor
	December 31, 2023	December 31, 2022
Natural gas, oil and NGL sales	$406	$1,171
Joint interest	180	246
Other	8	24
Allowance for doubtful accounts	(1)	(3)
Total accounts receivable, net	$593	$1,438

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11.	Income Taxes
The components of the income tax expense (benefit) for each of the periods presented below are as follows:

	Successor			Predecessor
	Year Ended December 31, 2023	Year Ended December 31, 2022	Period from February 10, 2021 through December 31, 2021	Period from January 1, 2021 through February 9, 2021
Current
Federal	$264	$37	$—	$—
State	6	10	—	—
Current Income Taxes	270	47	—	—
Deferred
Federal	381	(1,112)	(45)	(54)
State	47	(220)	(4)	(3)
Deferred Income Taxes	428	(1,332)	(49)	(57)
Total	$698	$(1,285)	$(49)	$(57)
The income tax expense (benefit) reported in our consolidated statement of operations is different from the federal income tax expense (benefit) computed using the federal statutory rate for the following reasons:

	Successor			Predecessor
	Year Ended December 31, 2023	Year Ended December 31, 2022	Period from February 10, 2021 through December 31, 2021	Period from January 1, 2021 through February 9, 2021
Income tax expense (benefit) at the federal statutory rate of 21%	$655	$767	$188	$1,119
State income taxes (net of federal income tax benefit)	56	75	(86)	238
Change in valuation allowance due to Acquisitions	—	19	(49)	—
Change in valuation allowance excluding impact of Acquisitions	(33)	(2,147)	(179)	(1,191)
Reorganization items	—	—	60	(173)
Transaction costs	—	2	11	—
Removal of stranded tax effects in accumulated other comprehensive income	—	—	—	(57)
Other	20	(1)	6	7
Total	$698	$(1,285)	$(49)	$(57)
Our state income tax provision is affected by changes in our state apportionment, changes in state tax rates, as well as state specific tax adjustments. Shifts in our state apportionment factors may cause our deferred taxes to be remeasured. The 2021 Successor Period resulted in a state tax benefit as a result of the Vine acquisition causing an increase to our Louisiana deferred tax asset. We recognize certain permanent book-to-tax differences relating to reorganization items such as differences in the treatment of the extinguishment of liabilities and differences due to the non-deductibility of certain expenses associated with administering the plan of reorganization.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Deferred income taxes are provided to reflect temporary differences in the tax basis of assets and liabilities and their reported amounts in the financial statements. The tax-effected temporary differences, net operating loss (“NOL”) carryforwards and excess business interest expense carryforwards that comprise our deferred income taxes are as follows:

	Successor
	December 31, 2023	December 31, 2022
Deferred tax liabilities:
Property, plant and equipment	$(295)	$(253)
Derivative instruments	(166)	—
Right of use lease asset	(25)	(30)
Other	(4)	(5)
Deferred tax liabilities	(490)	(288)

Deferred tax assets:
Net operating loss carryforwards	848	870
Carrying value of debt	25	29
Excess business interest expense carryforward	646	665
Capital loss carryforwards	78	101
Asset retirement obligations	65	91
Investments	1	11
Future lease payments	25	30
Accrued liabilities	15	21
Derivative instruments	—	137
Other	32	29
Deferred tax assets	1,735	1,984
Valuation allowance	(312)	(345)
Deferred tax assets after valuation allowance	1,423	1,639
Net deferred tax asset	$933	$1,351
As of December 31, 2023 and 2022, we had deferred tax assets of $1.735 billion and $1.984 billion, respectively, upon which we had a valuation allowance of $312 million and $345 million, respectively. The net change in the valuation allowance of $33 million is primarily due to the expiration of a capital loss carryforward and is reflected as a component of income tax expense in the consolidated statements of operations.

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

For the year ended December 31, 2021, we maintained a full valuation allowance against our deferred tax assets based upon the conclusion that it was more likely than not that the deferred tax assets would not be realized. An item of negative evidence consisted of the cumulative pre-tax book losses over rolling three-year periods, primarily due to recurring operational losses and impairments of proved natural gas and oil properties recorded in 2020. For the cumulative three-year period ended December 31, 2022, we were in a cumulative loss position, but given the magnitude of the 2020 losses rolling off relative to the 2021 and 2022 positive pre-tax book income, we anticipated a return to cumulative pre-tax income during 2023. The expectation of future earnings along with reversals of existing taxable timing differences provided us with sufficient positive evidence to conclude that $1.351 billion of our federal and

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
state deferred tax assets were more likely than not to be realized. Accordingly, we released the valuation allowance for this amount during 2022. We continue to maintain a partial valuation allowance of $312 million against a portion of our federal and state deferred tax assets such as NOLs, credit carryovers, and capital losses, which may expire before we are able to utilize them due to the application of the limitations under Section 382 and the ordering in which such attributes may be applied.
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

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of December 31, 2023, and after taking into account each of the foregoing matters, the federal NOLs and excess business interest attributes are as follows:

	Attributes subject to Section 382 base annual limitation		Attributes not subject to Section 382 limitation
	$54 million	$2 million
Net operating losses, by year of expiration:
2037	$760	$24	$—
Indefinitely lived	2,268	102	—
Total federal net operating losses	$3,028	$126	$—

Excess business interest expense (indefinitely lived)	$1,381	$75	$1,277
We had state NOL carryforwards of approximately $3.712 billion. Several states adopt the federal NOL carryforward period such that our more recent state NOLs do not expire. The state NOL carryforwards are subject to apportioned amounts of the federal Section 382 limitations.
Should we complete the Southwestern Merger as further discussed in Note 21, we anticipate triggering a Section 382 Ownership Change for purposes of both Southwestern’s tax attributes as well as for our own. Assuming that generally higher long-term tax-exempt rates continue to apply as compared to prior years, we believe that the annual limitation will be less restrictive than the annual limitations that resulted from prior ownership changes. As a result, the new limitation would generally only apply to those attributes generated subsequent to the previous ownership changes.
As of December 31, 2023 and 2022, we have an income tax receivable of $33 million and $168 million included in other current assets within our consolidated balance sheets, respectively.
On August 16, 2022, the President of the United States signed into law the Inflation Reduction Act of 2022 (“IRA”) which, among other things, includes provisions for a 15% corporate alternative minimum tax on book income for companies whose average book income exceeds $1 billion for any three consecutive years preceding the tax year and a 1% excise tax on stock buybacks. These changes are generally in effect for tax years beginning after December 31, 2022. Based on our book income in the past three years, we do not believe we are subject to the corporate alternative minimum tax in 2023. However, we may become subject to the corporate alternative minimum tax in future years. It is our policy that we view the alternative minimum tax as an excess tax over regular income tax and therefore, our deferred tax assets will continue to be assessed for realizability on the basis of whether they reduce a regular tax liability. Should we pay alternative minimum tax in the future and thus acquire credit carryovers related thereto, such deferred tax assets on these will be separately evaluated for valuation allowance purposes.
Accounting guidance for recognizing and measuring uncertain tax positions requires a more likely than not threshold condition be met on a tax position, based solely on the technical merits of being sustained, before any benefit of the tax position can be recognized in the financial statements. Guidance is also provided regarding recognition, classification and disclosure of uncertain tax positions. As of December 31, 2023 and 2022, the amount of unrecognized tax benefits related to NOL carryforwards, tax credit carryforwards, and tax liabilities associated with uncertain tax positions was $68 million and $69 million, respectively. As of December 31, 2023, $24 million is related to state tax receivables not expected to be recovered, $10 million is related to a liability for tax credits taken, and the remainder is related to NOL carryforwards. As of December 31, 2022, $29 million is related to state tax receivables not expected to be recovered, $4 million is related to tax credit carryforwards, and the remainder is related to NOL carryforwards. If recognized, $34 million of the uncertain tax positions identified would have an effect on the effective tax rate. As of December 31, 2023 and 2022, we had no amounts accrued for interest related to these uncertain tax positions. We recognize interest related to uncertain tax positions as a component of interest expense. Penalties, if any, related to uncertain tax positions would be recorded in other expenses.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
A reconciliation of the beginning and ending balances of unrecognized tax benefits is as follows:

	Successor			Predecessor
	Year Ended December 31, 2023	Year Ended December 31, 2022	Period from February 10, 2021 through December 31, 2021	Period from January 1, 2021 through February 9, 2021
Unrecognized tax benefits at beginning of period	$69	$74	$74	$74
Additions based on tax positions related to the current year	3	2	—	—
Additions to tax positions of prior years	3	2	—	—
Settlements	(5)	—	—	—
Expiration of the applicable statute of limitations	—	—	—	—
Reductions to tax positions of prior years	(2)	(9)	—	—
Unrecognized tax benefits at end of period	$68	$69	$74	$74
Our federal and state income tax returns are subject to examination by federal and state tax authorities. Our tax years 2020 through 2023 remain open for all purposes of examination by the IRS as well as the Vine 2020 federal income tax return and the Vine short period return for January 1, 2021 through November 1, 2021. However, certain earlier tax years remain open for adjustment to the extent of their NOL carryforwards available for future utilization.
In addition, tax years 2020 through 2023 as well as certain earlier years remain open for examination by state tax authorities. We do not anticipate that the outcome of any federal or state audit will have a significant impact on our financial position or results of operations.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12.	Equity
New Common Stock
As discussed in Note 2, on the Effective Date, we issued an aggregate of 97,907,081 shares of New Common Stock, par value $0.01 per share, to the holders of allowed claims, and 2,092,918 shares of New Common Stock were reserved for future distributions under the Plan. During the 2023, 2022 and 2021 Successor Periods, 12,089, 439,370 and 864,090 reserved shares, respectively, were issued to resolve allowed General Unsecured Claims.
On November 1, 2021, we completed the Vine Acquisition and issued 18,709,399 shares of New Common Stock. On March 9, 2022, we completed the Marcellus Acquisition and issued 9,442,185 shares of New Common Stock. See further discussion of both acquisitions in Note 4.
Dividends
In May 2021, we initiated a new annual dividend on our shares of common stock, expected to be paid quarterly. We declared the first quarterly dividend on our New Common Stock in the second quarter of 2021, which consisted of a base dividend per share. In March 2022, we adopted a variable return program that resulted in the payment of an additional variable dividend equal to the sum of Adjusted Free Cash Flow from the prior quarter less the base quarterly dividend, multiplied by 50%. The following table summarizes our dividend payments in the 2023, 2022 and 2021 Successor Periods:

	Base	Variable	Rate Per Share	Total
2023:
First Quarter	$0.55	$0.74	$1.29	$175
Second Quarter	$0.55	$0.63	$1.18	$160
Third Quarter	$0.575	$—	$0.575	$77
Fourth Quarter	$0.575	$—	$0.575	$75

2022:
First Quarter	$0.4375	$1.33	$1.7675	$210
Second Quarter	$0.50	$1.84	$2.34	$298
Third Quarter	$0.55	$1.77	$2.32	$280
Fourth Quarter	$0.55	$2.61	$3.16	$424

2021:
Second Quarter	$0.34375	$—	$0.34375	$34
Third Quarter	$0.34375	$—	$0.34375	$33
Fourth Quarter	$0.4375	$—	$0.4375	$52
On February 20, 2024, we declared a base quarterly dividend payable of $0.575 per share, which will be paid on March 26, 2024 to stockholders of record at the close of business on March 7, 2024.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Share Repurchase Program
As of December 2, 2021, the Company was authorized to purchase up to $1.0 billion of the Company’s common stock and/or warrants under a share repurchase program, and in March 2022, we commenced our share repurchase program. In June 2022, our Board of Directors authorized an expansion of the share repurchase program by $1.0 billion, bringing the total authorized share repurchase amount to $2.0 billion for stock and/or warrants. The share repurchase program expired on December 31, 2023.
The table below presents the shares purchased under our share repurchase program.

	Shares Purchased (thousands)	Dollar Value of Shares Purchased	Average Price Per Share
2022
First Quarter	1,000	$83	$82.98
Second Quarter	5,812	$515	$88.67
Third Quarter	750	$69	$92.14
Fourth Quarter	4,105	$406	$98.90
2023
First Quarter	793	$60	$74.95
Second Quarter	1,444	$115	$78.77
Third Quarter	1,509	$130	$86.16
Fourth Quarter	627	$52	$82.03
Total to date	16,040	$1,430
The repurchased shares of common stock were retired and recorded as a reduction to common stock and retained earnings. All share repurchases made after January 1, 2023 are subject to a 1% excise tax on share repurchases, as enacted under the Inflation Reduction Act of 2022. We are able to net this 1% excise tax on share repurchases against certain issuance of shares of our common stock. The impact of this 1% excise tax was immaterial during the 2023 Successor Period.
Warrants

	Class A Warrants	Class B Warrants	Class C Warrants(a)
Outstanding as of February 10, 2021	11,111,111	12,345,679	9,768,527
Converted into New Common Stock	(254,259)	(32,406)	(10,603)
Issued for General Unsecured Claims	—	—	1,630,447
Outstanding as of December 31, 2021	10,856,852	12,313,273	11,388,371
Converted into New Common Stock(b)	(1,609,641)	(29,679)	(959,247)
Converted in warrant exchange offer(b)	(4,752,207)	(7,879,030)	(7,252,004)
Issued for General Unsecured Claims	—	—	829,109
Outstanding as of December 31, 2022	4,495,004	4,404,564	4,006,229
Converted into New Common Stock(b)	(247,389)	(1,500)	(5,581)
Issued for General Unsecured Claims	—	—	22,835
Outstanding as of December 31, 2023	4,247,615	4,403,064	4,023,483
_________________________________________
(a)As of December 31, 2023, we had 1,466,502 of reserved Class C Warrants.
(b)During the 2023 Successor Period, we issued 221,952 common shares as a result of Warrant exercises. During the 2022 Successor Period, we issued 18,408,228 common shares as a result of Warrant exercises, inclusive of the shares issued as part of the Warrant exchange offers described below.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
As discussed in Note 2, on the Effective Date, we issued Class A, Class B and Class C Warrants that were initially exercisable for one share of New Common Stock per Warrant at initial exercise prices of $27.63, $32.13 and $36.18 per share, respectively, subject to adjustments pursuant to the terms of the Warrants. The Warrants are exercisable from the Effective Date until February 9, 2026. The Warrants contain customary anti-dilution adjustments in the event of any stock split, reverse stock split, reclassification, stock dividend or other distributions. The exercise prices of the Warrants were adjusted to prevent the dilution of rights for the effects of the quarterly dividend distribution on December 6, 2023, and the adjusted exercise prices are $23.25, $27.04, and $30.45 per share for the Class A, Class B and Class C Warrants, respectively. Additionally, we have recalculated the number of shares of New Common Stock issuable upon the exercise of each of the Class A, Class B and Class C Warrants, respectively, and as a result, 1.22 shares are issuable upon the exercise of a Class A, Class B or Class C Warrant.
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
Restricted Stock Units. In the 2023, 2022 and 2021 Successor Periods, we granted RSUs to employees and non-employee directors under the LTIP, which will vest over a three-year to five-year period and one-year period, respectively. The fair value of RSUs is based on the closing sales price of our common stock on the date of grant, and compensation expense is recognized ratably over the requisite service period. A summary of the changes in unvested RSUs is presented below:

	Unvested Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
	(in thousands)
Unvested as of February 10, 2021	—	$—
Granted (a)	1,202	$52.60
Vested (a)	(377)	$65.66
Forfeited	(50)	$44.37
Unvested as of December 31, 2021	775	$46.77
Granted	666	$81.87
Vested	(300)	$48.11
Forfeited	(184)	$56.54
Unvested as of December 31, 2022	957	$68.91
Granted	440	$72.25
Vested	(329)	$61.66
Forfeited	(128)	$68.42
Unvested as of December 31, 2023	940	$73.08
_________________________________________
(a)Due to the Vine Acquisition, each Vine restricted stock unit was converted into a Company restricted stock unit. As a result, approximately 430 thousand Vine restricted stock units were converted to Company restricted stock units, of which approximately 375 thousand restricted stock units were accelerated. We recognized the accelerated share-based compensation expense related to these awards in other operating expense (income), net on our consolidated statements of operations.
The aggregate intrinsic value of RSUs that vested during the 2023, 2022 and 2021 Successor Periods was approximately $25 million, $26 million and $25 million, respectively, based on the stock price at the time of vesting.
As of December 31, 2023, there was approximately $45 million of total unrecognized compensation expense related to unvested RSUs. The expense is expected to be recognized over a weighted average period of approximately 2.19 years.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Performance Share Units. In the 2023, 2022 and 2021 Successor Periods, we granted performance share units (“PSUs”) to senior management under the LTIP, which will generally vest over a three-year period and will be settled in shares. The performance criteria include total shareholder return (“TSR”) and relative TSR (“rTSR”) and could result in a total payout between 0% - 200% of the target units. For the PSUs granted in 2021, the performance criteria also include share price hurdles which could result in a total payout between 0% - 100% of the target units. The fair value of the PSUs was measured on the grant date using a Monte Carlo simulation, and compensation expense is recognized ratably over the requisite service period because these awards depend on a combination of service and market criteria.
The following tables present the assumptions used in the valuation of the PSUs granted in the 2023, 2022 and 2021 Successor Periods.

2023 PSU Awards
Assumption	TSR, rTSR
Risk-free interest rate	3.85%
Volatility	64.4%

2022 PSU Awards
Assumption	TSR, rTSR
Risk-free interest rate	2.00%
Volatility	70.2%

2021 PSU Awards
Assumption	TSR, rTSR	Share Price Hurdle
Risk-free interest rate	0.23%	0.30%
Volatility	71.4%	68.4%

A summary of the changes in unvested PSUs is presented below:

	Unvested Performance Share Units	Weighted Average Grant Date Fair Value Per Share
	(in thousands)
Unvested as of February 10, 2021	—	$—
Granted	201	$64.41
Vested	(9)	$38.95
Forfeited	(9)	$55.42
Unvested as of December 31, 2021	183	$66.12
Granted	133	$109.65
Vested	—	$—
Forfeited	(40)	$57.48
Unvested as of December 31, 2022	276	$88.28
Granted	131	$78.78
Vested	—	$—
Forfeited	(13)	$68.77
Unvested as of December 31, 2023	394	$85.78
The aggregate intrinsic value of PSUs that vested during the 2021 Successor Period was approximately $0.6 million based on the stock price at the time of vesting.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
As of December 31, 2023, there was approximately $15 million of total unrecognized compensation expense related to unvested PSUs. The expense is expected to be recognized over a weighted average period of approximately 1.68 years.
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
RSU and PSU Compensation.
We recognized the following compensation costs, net of actual forfeitures, related to RSUs and PSUs for the periods presented:

	Successor			Predecessor
	Year Ended December 31, 2023	Year Ended December 31, 2022	Period from February 10, 2021 through December 31, 2021	Period from January 1, 2021 through February 9, 2021
General and administrative expenses	$29	$19	$7	$3
Natural gas and oil properties	6	4	2	—
Production expense	4	3	2	—
Total RSU and PSU compensation	$39	$26	$11	$3
Related income tax benefit	$7	$6	$—	$—

14.	Employee Benefit Plans
Our qualified 401(k) profit sharing plan (“401(k) Plan”) is the Chesapeake Energy Corporation Savings and Incentive Stock Bonus Plan, which is open to employees of Chesapeake and all our subsidiaries. Eligible employees may elect to defer compensation through voluntary contributions to their 401(k) Plan accounts, subject to plan limits and those set by the IRS. We match employee contributions dollar for dollar (subject to a maximum contribution of 6% of an employee's base salary and performance bonus) in cash. In April 2021, the 401(k) match was changed from 15% to 6%. In addition to our employer match contributions, in 2022 we commenced a discretionary fixed dollar contribution benefit for all employees, paid quarterly, which is based upon a calculation of 1% of Adjusted Free Cash Flow less the base quarterly dividend. This discretionary fixed dollar contribution is subject to an annual maximum contribution of $15,000 per employee. We contributed $13 million, $22 million, $8 million and $2 million to the 401(k) Plan in the 2023 Successor Period, 2022 Successor Period, 2021 Successor Period and 2021 Predecessor Period, respectively.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15.	Derivative and Hedging Activities
We use derivative instruments to reduce our exposure to fluctuations in future commodity prices and to protect our expected operating cash flow against significant market movements or volatility. All of our natural gas and oil derivative instruments are net settled based on the difference between the fixed-price payment and the floating-price payment, resulting in a net amount due to or from the counterparty. None of our open natural gas and oil derivative instruments were designated for hedge accounting as of December 31, 2023 and 2022.
As of December 31, 2022, approximately $65 million of derivative liabilities (notional volume of 9.6 Bcf of natural gas and notional volume of 4.8 MMBbls of oil) were classified as liabilities held for sale. These derivative instruments were novated to WildFire Energy I LLC upon completion of the sale of a portion of our Eagle Ford assets on March 20, 2023. See Note 4 for more details.
Natural Gas and Oil Derivatives
As of December 31, 2023 and 2022, our natural gas and oil derivative instruments consisted of the following types of instruments:
•Swaps: We receive a fixed price and pay a floating market price to the counterparty for the hedged commodity. In exchange for higher fixed prices on certain of our swap trades, we may sell call options and swap options.
•Options: We have bought and sold call options in exchange for a premium. At the time of settlement, if the market price exceeded the fixed price of the call option, we paid the counterparty the excess on sold call options and received the excess on bought call options. If the market price settled below the fixed price of the call option, no payment was due from either party.
•Collars: These instruments contain a fixed floor price (put) and ceiling price (call). If the market price exceeds the call strike price or falls below the put strike price, we receive the fixed price and pay the market price. If the market price is between the put and the call strike prices, no payments are due from either party. Three-way collars included the sale by us of an additional put option in exchange for a more favorable strike price on the call option. This eliminated the counterparty’s downside exposure below the second put option strike price.
•Basis Protection Swaps: These instruments are arrangements that guarantee a fixed price differential to NYMEX from a specified delivery point. We receive the fixed price differential and pay the floating market price differential to the counterparty for the hedged commodity.
Contingent Consideration Arrangement
In November 2023, we sold the final portion of our Eagle Ford assets to SilverBow. As part of the divestiture agreement, SilverBow has agreed to pay Chesapeake an additional contingent payment of $25 million should WTI NYMEX prices average between $75 and $80 per barrel or $50 million should WTI NYMEX prices average above $80 per barrel during the year following the close of the transaction. All changes in fair value are recognized as a gain or loss in earnings in the period they occur within natural gas and oil derivatives in our consolidated statements of operations. During the 2023 Successor Period, we recorded $9 million of unrealized losses related to the contingent consideration arrangement.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The estimated fair values of our natural gas and oil derivative instrument assets (liabilities) as of December 31, 2023 and 2022 are provided below:

	Successor
	December 31, 2023		December 31, 2022
	Notional Volume	Fair Value	Notional Volume	Fair Value
Natural gas (Bcf):
Fixed-price swaps	343	$188	382	$(494)
Collars	558	497	721	49
Three-way collars	—	—	4	(2)
Call options	—	—	18	(22)
Basis protection swaps	578	2	652	(32)
Total natural gas	1,479	687	1,777	(501)
Oil (MMBbls):
Fixed-price swaps	—	—	1	(32)
Collars	—	—	2	7
Basis protection swaps	—	—	6	1
Total oil	—	—	9	(24)
Contingent Consideration:
Eagle Ford divestiture		12		—
Total estimated fair value		$699		$(525)

Effect of Derivative Instruments – Consolidated Balance Sheets
The following table presents the fair value and location of each classification of derivative instrument included in the consolidated balance sheets as of December 31, 2023 and 2022 on a gross basis and after same-counterparty netting:

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Gross Fair Value(a)	Amounts Netted in the Consolidated Balance Sheets	Net Fair Value Presented in the Consolidated Balance Sheets
Successor
As of December 31, 2023
Commodity Contracts:
Short-term derivative asset	$661	$(36)	$625
Long-term derivative asset	101	(27)	74
Short-term derivative liability	(39)	36	(3)
Long-term derivative liability	(36)	27	(9)
Contingent Consideration:
Short-term derivative asset	12	—	12
Total derivatives	$699	$—	$699

As of December 31, 2022
Commodity Contracts:
Short-term derivative asset	$200	$(166)	$34
Long-term derivative asset	87	(40)	47
Short-term derivative liability	(598)	166	(432)
Long-term derivative liability	(214)	40	(174)
Total derivatives	$(525)	$—	$(525)
___________________________________________
(a)These financial assets (liabilities) are measured at fair value on a recurring basis utilizing significant other observable inputs; see further discussion on fair value measurements below.
Fair Value
The fair value of our commodity contracts derivatives is based on third-party pricing models, which utilize inputs that are either readily available in the public market, such as natural gas, oil and NGL forward curves and discount rates, or can be corroborated from active markets or broker quotes, and, as such, are classified as Level 2. These values are compared to the values given by our counterparties for reasonableness. Derivatives are also subject to the risk that either party to a contract will be unable to meet its obligations. We factor non-performance risk into the valuation of our derivatives using current published credit default swap rates. To date, this has not had a material impact on the values of our derivatives. The valuation of the contingent consideration is based on an option pricing model using significant Level 2 inputs that include quoted future commodity prices based on active markets.
Credit Risk Considerations
Our derivative instruments expose us to our counterparties’ credit risk. To mitigate this risk, we only enter into commodity contracts derivatives with counterparties that are highly rated or deemed by us to have acceptable credit strength and deemed by management to be competent and competitive market-makers, and we attempt to limit our exposure to non-performance by any single counterparty. As of December 31, 2023, our commodity contracts derivative instruments were spread among 15 counterparties.
Hedging Arrangements
Certain of our hedging arrangements are with counterparties that were also lenders (or affiliates of lenders) under our New Credit Facility. The contracts entered into with these counterparties are secured by the same collateral that secures the revolving credit facility. The counterparties’ obligations must be secured by cash or letters of credit to the extent that any mark-to-market amounts owed to us exceed defined thresholds. As of December 31, 2023, we did not have any cash or letters of credit posted as collateral for our commodity derivatives.

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
Our accumulated other comprehensive loss balance represented the net deferred loss associated with commodity derivative contracts that were previously designated as cash flow hedges for which the original contract months had yet to occur. The remaining deferred gain or loss amounts were to be recognized in earnings in the month for which the original contract months were to occur. In connection with our adoption of fresh start accounting, we recorded a fair value adjustment to eliminate the accumulated other comprehensive income related to hedging settlements including the elimination of tax effects. See Note 3 for a discussion of fresh start accounting adjustments. We did not have any changes or items impacting other comprehensive income for the 2023, 2022 or 2021 Successor Periods.

16.	Capitalized Exploratory Well Costs
A summary of the changes in our capitalized exploratory well costs for the periods presented is detailed below. Additions pending the determination of proved reserves excludes amounts capitalized and subsequently charged to expense within the same year.

	Successor			Predecessor
	Year Ended December 31, 2023	Year Ended December 31, 2022	Period from February 10, 2021 through December 31, 2021	Period from January 1, 2021 through February 9, 2021
Balance, beginning of period	$10	$14	$—	$—
Additions pending the determination of proved reserves	—	1	24	—
Divestitures and other	(10)	—	—	—
Reclassifications to proved properties	—	—	(10)	—
Charges to exploration expense	—	(5)	—	—
Balance, end of period(a)	$—	$10	$14	$—
___________________________________________
(a)Our capitalized exploratory well costs balance as of December 31, 2022, consisted of one project for which we had suspended exploratory well costs capitalized for a period greater than one year. During the 2023 Successor Period, this project was divested.
We had no projects with suspended exploratory well costs capitalized for a period greater than one year as of December 31, 2021.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

17.	Other Property and Equipment
A summary of other property and equipment held for use and the estimated useful lives thereof is as follows:

	Successor		Estimated Useful Life
	December 31, 2023	December 31, 2022
			(in years)
Buildings and improvements	$316	$325	10 - 39
Computer equipment	94	92	5
Land	28	32
Other	59	51	5 - 20
Total other property and equipment, at cost	497	500
Less: accumulated depreciation	(90)	(58)
Total other property and equipment, net	$407	$442

18.	Investments
Momentum Sustainable Ventures LLC. During the fourth quarter of 2022, Chesapeake entered into an agreement with Momentum Sustainable Ventures LLC to build a new natural gas gathering pipeline and carbon capture and sequestration project (“CCUS”), which will gather natural gas produced in the Haynesville Shale for re-delivery to Gulf Coast markets, including LNG export. The pipeline is expected to have an initial capacity of 1.7 Bcf/d expandable to 2.2 Bcf/d. The carbon capture portion of the project anticipates capturing and permanently sequestering up to 2.0 million tons per annum of CO2. The natural gas gathering pipeline is projected for a potential in-service date in 2025, and the carbon sequestration portion of the project is subject to regulatory approvals. We have a 35% interest in the project and estimate approximately $112 million remaining in our commitment to the project. We have accounted for this investment as an equity method investment, and its carrying value, which is reflected within other long-term assets on the consolidated balance sheets, was $238 million and $18 million as of December 31, 2023 and December 31, 2022, respectively. During the 2023 and 2022 Successor Periods, the activity related to our investment in Momentum Sustainable Ventures LLC had an immaterial impact on our consolidated statements of operations.

19.	Exploration Expense
During the 2023 Successor Period, exploration expense charges of $27 million were primarily the result of $12 million of non-cash impairment charges in unproved properties and $11 million of geological and geophysical expense. During the 2022 Successor Period, exploration expense charges of $23 million were primarily the result of non-cash impairment charges in unproved properties of $8 million, $6 million of charges related to dry hole expense and $6 million of geological and geophysical expense. We did not have material exploration expenses during the 2021 Successor Period or 2021 Predecessor Period.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

20.	Asset Retirement Obligations
The components of the change in our asset retirement obligations are shown below:

	Successor
	Year Ended December 31, 2023	Year Ended December 31, 2022
Asset retirement obligations, beginning of period	$335	$360
Additions(a)	9	53
Revisions(b)	(9)	16
Settlements and disposals(c)	(75)	(54)
Held for sale(d)	—	(57)
Accretion expense	16	17
Asset retirement obligations, end of period	276	335
Less current portion	11	12
Asset retirement obligations, long-term	$265	$323
___________________________________________
(a)    During the 2022 Successor Period, approximately $27 million of additions relate to the Marcellus Acquisition. See Note 4 for further discussion of this transaction.
(b)    Revisions primarily represent changes in the present value of liabilities resulting from changes in estimated costs and economic lives of producing properties.
(c)    During the 2023 Successor Period, approximately $64 million of disposals related to the divestitures of our Eagle Ford assets. During the 2022 Successor Period, approximately $47 million of disposals related to the divestiture of our Powder River Basin assets. See Note 4 for further discussion of these transactions.
(d)    As of December 31, 2022, approximately $57 million of asset retirement obligations associated with the sale of a portion of our Eagle Ford assets were reclassified as other current liabilities held for sale.

21.	Subsequent Events
On January 10, 2024, Chesapeake and Southwestern Energy Company (“Southwestern”) entered into an all-stock merger agreement (“Southwestern Merger”). Southwestern is an independent energy company engaged in development, exploration and production activities, including related marketing activities, within its operating areas in the Marcellus and Haynesville shale plays. Pursuant to the terms of the merger agreement, at the effective time of the Southwestern Merger, each eligible share of Southwestern common stock issued and outstanding immediately prior to the effective time will be automatically converted into the right to receive 0.0867 of a share of Chesapeake’s common stock. Our Board of Directors and the Board of Directors of Southwestern both approved the merger agreement. Subject to the approval of our shareholders and Southwestern shareholders, regulatory approvals and the satisfaction or waiver of other customary closing conditions, the Southwestern Merger is targeted to close in the second quarter of 2024.

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
Net Capitalized Costs
Capitalized costs related to our natural gas, oil and NGL producing activities are summarized as follows:

	Successor
	December 31, 2023	December 31, 2022
Natural gas and oil properties:
Proved	$11,468	$11,096
Unproved	1,806	2,022
Total	13,274	13,118
Less accumulated depreciation, depletion and amortization	(3,584)	(2,373)
Net capitalized costs	$9,690	$10,745
Unproved properties as of December 31, 2023 and 2022, consisted mainly of leasehold acquired through our Vine Acquisition and Marcellus Acquisition. We will continue to evaluate our unproved properties, and although the timing of the ultimate evaluation or disposition of the properties cannot be determined, we can expect the majority of our unproved properties not held by production to be transferred into the amortization base over the next five years.
Costs Incurred in Natural Gas and Oil Property Acquisition, Exploration and Development
Costs incurred in natural gas and oil property acquisition, exploration and development, including capitalized interest and asset retirement costs, are summarized as follows:

	Successor			Predecessor
	Year Ended December 31, 2023	Year Ended December 31, 2022	Period from February 10, 2021 through December 31, 2021	Period from January 1, 2021 through February 9, 2021
Acquisition of properties(a):
Proved properties	$10	$2,321	$2,183	$—
Unproved properties	52	795	1,121	—
Exploratory costs	15	15	31	—
Development costs	1,721	1,918	717	58
Costs incurred	$1,798	$5,049	$4,052	$58
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

	Successor			Predecessor
	Year Ended December 31, 2023	Year Ended December 31, 2022	Period from February 10, 2021 through December 31, 2021	Period from January 1, 2021 through February 9, 2021
Natural gas, oil and NGL sales	$3,547	$9,892	$4,401	$398
Production expenses	(356)	(475)	(297)	(32)
Gathering, processing and transportation expenses	(853)	(1,059)	(780)	(102)
Severance and ad valorem taxes	(167)	(242)	(158)	(18)
Exploration	(27)	(23)	(7)	(2)
Depletion and depreciation	(1,478)	(1,703)	(882)	(64)
Accretion of asset retirement obligations	(16)	(17)	(11)	(1)
Imputed income tax provision(a)	(152)	(1,440)	(535)	(42)
Results of operations from natural gas, oil and NGL producing activities	$498	$4,933	$1,731	$137
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
Natural Gas, Oil and NGL Reserve Quantities
Our petroleum engineers estimated all of our proved reserves as of December 31, 2023, 2022 and 2021. Independent petroleum engineering firm Netherland, Sewell & Associates, Inc. audited our total proved reserves as of December 31, 2023.
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

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY INFORMATION - (Continued)
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
Presented below is a summary of changes in estimated proved reserves for the periods presented:

	Natural Gas	Oil	NGL	Total
	(Bcf)	(MMBbl)	(MMBbl)	(Bcfe)
December 31, 2023
Proved reserves, beginning of period (Successor)	11,369	198.4	73.9	13,002
Extensions, discoveries and other additions	415	—	—	415
Revisions of previous estimates	(325)	—	—	(325)
Production	(1,266)	(7.7)	(3.8)	(1,335)
Sale of reserves-in-place	(563)	(190.7)	(70.1)	(2,127)
Purchase of reserves-in-place	58	—	—	58
Proved reserves, end of period (Successor)	9,688	—	—	9,688
Proved developed reserves:
Beginning of period (Successor)	7,385	157.2	58.9	8,681
End of period (Successor)	6,363	—	—	6,363
Proved undeveloped reserves:
Beginning of period (Successor)	3,984	41.2	15.0	4,321
End of period(a) (Successor)	3,325	—	—	3,325

December 31, 2022
Proved reserves, beginning of period (Successor)	7,824	209.7	82.0	9,573
Extensions, discoveries and other additions	60	2.1	1.5	82
Revisions of previous estimates	1,989	22.5	5.0	2,155
Production	(1,308)	(19.4)	(6.0)	(1,461)
Sale of reserves-in-place	(122)	(16.5)	(8.6)	(273)
Purchase of reserves-in-place	2,926	—	—	2,926
Proved reserves, end of period (Successor)	11,369	198.4	73.9	13,002
Proved developed reserves:
Beginning of period (Successor)	4,246	165.7	61.7	5,610
End of period (Successor)	7,385	157.2	58.9	8,681
Proved undeveloped reserves:
Beginning of period (Successor)	3,578	44.0	20.3	3,963
End of period(a) (Successor)	3,984	41.2	15.0	4,321

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY INFORMATION - (Continued)

	Natural Gas	Oil	NGL	Total
	(Bcf)	(MMBbl)	(MMBbl)	(Bcfe)

December 31, 2021
Proved reserves, beginning of period (Predecessor)	3,530	161.3	52.0	4,809
Extensions, discoveries and other additions	1,744	41.0	16.9	2,091
Revisions of previous estimates	1,522	33.3	21.1	1,848
Production	(807)	(25.9)	(8.0)	(1,010)
Sale of reserves-in-place	—	—	—	—
Purchase of reserves-in-place	1,835	—	—	1,835
Proved reserves, end of period (Successor)	7,824	209.7	82.0	9,573
Proved developed reserves:
Beginning of period (Predecessor)	3,196	158.1	51.4	4,452
End of period (Successor)	4,246	165.7	61.7	5,610
Proved undeveloped reserves:
Beginning of period (Predecessor)	334	3.2	0.6	357
End of period(a) (Successor)	3,578	44.0	20.3	3,963
___________________________________________
(a)    As of December 31, 2023, 2022 and 2021, there were no PUDs that had remained undeveloped for five years or more.
During 2023, we divested 2,127 Bcfe, primarily related to our Eagle Ford divestitures. We recorded extensions and discoveries of 415 Bcfe, primarily related to new PUDs and previously unproved producing wells in the Upper Marcellus and Bossier Shales. We recorded 325 Bcfe of downward revisions of previous estimates, with 1,623 Bcfe of downward revisions due to lower natural gas, oil and NGL prices in 2023, partially offset by 1,298 Bcfe of non-price related positive revisions. The non-price revisions primarily consisted of 1,517 Bcfe from new PUDs and producing wells added in previously proved areas, 469 Bcfe of positive revisions to previously recorded PUD reserves primarily due to expected longer laterals in both Marcellus and Haynesville, partially offset by downward revisions of 451 Bcfe due to development plan and other changes in Marcellus and Haynesville, and a downward revision of 237 Bcfe on proved developed reserves related to aligning forecasts with latest production trends. The natural gas, oil and NGL prices used in computing our reserves as of December 31, 2023, were $2.64 per Mcf, $78.22 per Bbl and $28.61 per Bbl, respectively, before basis differential adjustments.
During 2022, we acquired 2,926 Bcfe, primarily related to the Marcellus Acquisition. We recorded extensions and discoveries of 82 Bcfe, primarily related to new PUDs and previously unproved producing wells in emerging plays. We recorded 2,155 Bcfe of upward revisions of previous estimates, which consisted of 866 Bcfe of revisions to PUDs, primarily due to development plan optimization through prioritizing longer laterals and multi-well pad development in the Haynesville, 1,156 Bcfe of revisions to existing or new proved developed properties, primarily due to performance and 133 Bcfe of revisions due to higher natural gas, oil and NGL prices in 2022. The natural gas, oil and NGL prices used in computing our reserves as of December 31, 2022, were $6.36 per Mcf, $93.67 per Bbl and $43.58 per Bbl, respectively, before basis differential adjustments.
During 2021, we acquired 1,835 Bcfe, primarily related to the Vine Acquisition. We recorded extensions and discoveries of 2,091 Bcfe following our emergence from bankruptcy on February 9, 2021, and certainty regarding our ability to finance the development of our proved reserves over a five-year period. We recorded 1,848 Bcfe of upward revisions of previous estimates, which consisted of 1,284 Bcfe due to lateral length adjustments, performance and updates to our five-year development plan and 564 Bcfe due to higher natural gas, oil and NGL prices in 2021. The natural gas, oil and NGL prices used in computing our reserves as of December 31, 2021, were $3.60 per Mcf, $66.56 per Bbl and $35.81 per Bbl, respectively, before basis differential adjustments.

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
Future cash inflows and future production and development costs as of December 31, 2023, 2022 and 2021 were determined by applying the average of the first-day-of-the-month prices for the 12 months of the year and year-end costs to the estimated quantities of natural gas, oil and NGL to be produced. Actual future prices and costs may be materially higher or lower than the prices and costs used. For each year, estimates are made of quantities of proved reserves and the future periods during which they are expected to be produced based on continuation of the economic conditions applied for that year. Estimated future income taxes are computed using current statutory income tax rates including consideration of the current tax basis of the properties and related carryforwards, giving effect to permanent differences and tax credits. The resulting future net cash flows are reduced to present value amounts by applying a 10% annual discount factor.
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
The following summary sets forth our future net cash flows relating to proved natural gas, oil and NGL reserves based on the standardized measure:

	Years Ended December 31,
	2023		2022		2021
Future cash inflows	$14,659	(a)	$76,626	(b)	$33,700	(c)
Future production costs	(3,326)		(10,177)		(6,735)
Future development costs	(2,779)	(d)	(5,343)	(e)	(3,687)	(f)
Future income tax provisions	(174)		(10,440)		(2,254)
Future net cash flows	8,380		50,666		21,024
Less effect of a 10% discount factor	(3,903)		(24,361)		(8,737)
Standardized measure of discounted future net cash flows	$4,477		$26,305		$12,287
___________________________________________
(a)    Calculated using prices of $2.64 per Mcf of natural gas, before basis differential adjustments.
(b)    Calculated using prices of $6.36 per Mcf of natural gas, $93.67 per Bbl of oil and $43.58 per Bbl of NGL, before basis differential adjustments.
(c)    Calculated using prices of $3.60 per Mcf of natural gas, $66.56 per Bbl of oil and $35.81 per Bbl of NGL, before basis differential adjustments.
(d)    Included approximately $730 million of future plugging and abandonment costs as of December 31, 2023.
(e)    Included approximately $979 million of future plugging and abandonment costs as of December 31, 2022.
(f)    Included approximately $846 million of future plugging and abandonment costs as of December 31, 2021.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY INFORMATION - (Continued)
The principal sources of change in the standardized measure of discounted future net cash flows are as follows:

	Years Ended December 31,
	2023	2022	2021
Standardized measure, beginning of period(a)	$26,305	$12,287	$3,086
Sales of natural gas and oil produced, net of production costs and gathering, processing and transportation(b)	(2,171)	(8,116)	(3,414)
Net changes in prices and production costs	(23,535)	14,256	6,674
Extensions and discoveries, net of production and development costs	182	251	2,834
Changes in estimated future development costs	346	(1,512)	(459)
Previously estimated development costs incurred during the period	818	690	130
Revisions of previous quantity estimates	(205)	6,697	2,034
Purchase of reserves-in-place	77	7,047	2,807
Sales of reserves-in-place	(7,158)	(402)	—
Accretion of discount	3,270	1,371	309
Net change in income taxes	6,301	(4,972)	(1,423)
Changes in production rates and other	247	(1,292)	(291)
Standardized measure, end of period(a)	$4,477	$26,305	$12,287
___________________________________________
(a)    The impact of cash flow hedges has not been included in any of the periods presented.
(b)    Excludes gains and losses on derivatives. Production costs includes severance and ad valorem taxes.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A.	Controls and Procedures
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
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2023 that our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Management has performed an assessment of the effectiveness of the Company's internal control over financial reporting and has determined the Company’s internal control over financial reporting was effective as of December 31, 2023.
The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which appears herein.

/s/ DOMENIC J. DELL'OSSO, JR.
Domenic J. Dell'Osso, Jr.
President and Chief Executive Officer

/s/ MOHIT SINGH
Mohit Singh
Executive Vice President and Chief Financial Officer

February 21, 2024

Item 9B.	Other Information
During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408 of Regulation S-K.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The names of executive officers of the Company and their ages, titles and biographies as of the date hereof are incorporated by reference from Item 1 of Part I of this report. The other information called for by this Item 10 is incorporated herein by reference to the definitive proxy statement to be filed by Chesapeake pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934 no later than 120 days following the fiscal year ended December 31, 2023 (the “2024 Proxy Statement”).

Item 11.	Executive Compensation
The information called for by this Item 11 is incorporated herein by reference to the 2024 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information called for by this Item 12 is incorporated herein by reference to the 2024 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information called for by this Item 13 is incorporated herein by reference to the 2024 Proxy Statement.

Item 14.	Principal Accountant Fees and Services
The information called for by this Item 14 is incorporated herein by reference to the 2024 Proxy Statement.

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
INDEX OF EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed or Furnished Herewith
2.1	Fifth Amended Joint Plan of Reorganization of Chesapeake Energy Corporation and its Debtor Affiliates Pursuant to Chapter 11 of the Bankruptcy Code (Exhibit A of the Confirmation Order).	8-K	001-13726	2.1	1/19/2021

2.2	Agreement and Plan of Merger, dated as of August 10, 2021, by and among Chesapeake Energy Corporation, Hannibal Merger Sub, Inc., Hannibal merger Sub, LLC, Vine Energy Inc. and Vine Energy holdings LLC.	8-K	001-13726	2.1	8/11/2021

2.3	Partnership Interest Purchase Agreement by and among The Jan & Trevor Rees-Jones Revocable Trust, Rees-Jones Family Holdings, LP, Chief E&D Participants, LP, and Chief E&D (GP) LLC (collectively, as Sellers) and Chesapeake Energy Corporation and its affiliates, dated as of January 24, 2022.	10-K	001-13726	10.36	2/24/2022

2.4	Membership Interest Purchase Agreement by and among Radler 2000 Limited Partnership and Tug Hill, Inc., together as Sellers, and Chesapeake Energy Corporation and its affiliates, dated as of January 24, 2022.	10-K	001-13726	10.37	2/24/2022

2.5	Membership Interest Purchase Agreement by and among Radler 2000 Limited Partnership and Tug Hill, Inc., together as Sellers, and Chesapeake Energy Corporation and its affiliates, dated as of January 24, 2022.	10-K	001-13726	10.38	2/24/2022

2.6*	Agreement and Plan of Merger, dated as of January 10, 2024, among Chesapeake Energy Corporation, Hulk Merger Sub, Inc., Hulk LLC Sub, LLC, and Southwestern Energy Corporation	8-K	001-13726	2.1	1/11/2024

3.1	Second Amended and Restated Certificate of Incorporation of Chesapeake Energy Corporation.	8-K	001-13726	3.1	2/9/2021

3.2	Second Amended and Restated Bylaws of Chesapeake Energy Corporation.	8-K	001-13726	3.2	2/9/2021

3.3	Certificate of Elimination of Series B Preferred Stock of Chesapeake Energy Corporation.	10-K	001-13726	3.3	3/1/2021

4.1	Description of Securities.	8-A	001-13726	N/A	2/9/2021

10.1	Restructuring Support Agreement, dated June 28, 2020.	8-K	001-13726	10.1	6/29/2020

10.2	Backstop Commitment Agreement, dated June 28, 2020 (Exhibit 4 to the Restructuring Support Agreement).	8-K	001-13726	10.1	6/29/2020

10.3	Registration Rights Agreement, dated as of February 9, 2021, by and among Chesapeake Energy Corporation and the other parties signatory thereto.	8-K	001-13726	10.2	2/9/2021

10.4	Class A Warrant Agreement, dated as of February 9, 2021, between Chesapeake Energy Corporation and Equiniti Trust Company.	8-K	001-13726	10.3	2/9/2021

10.5	Class B Warrant Agreement, dated as of February 9, 2021, between Chesapeake Energy Corporation and Equiniti Trust Company.	8-K	001-13726	10.4	2/9/2021

10.6	Class C Warrant Agreement, dated as of February 9, 2021, between Chesapeake Energy Corporation and Equiniti Trust Company.	8-K	001-13726	10.5	2/9/2021

10.7	Form of Indemnity Agreement.	8-K	001-13726	10.6	2/9/2021

10.8†	Chesapeake Energy Corporation 2021 Long Term Incentive Plan.	8-K	001-13726	10.7	2/9/2021

10.9	Purchase Agreement, dated as of February 2, 2021, by and among Chesapeake Escrow Issuer LLC, and Goldman Sachs & Co. LLC, RBC Capital Markets, LLC, as representatives of the purchasers signatory thereto, with respect to 5.5% Senior Notes due 2026 and 5.875% Senior Notes due 2029.	10-K	001-13726	10.10	3/1/2021

10.10	Indenture dated as of February 5, 2021, among Chesapeake Escrow Issuer LLC, as issuer, the guarantors signatory thereto, and Deutsche Bank Trust Company Americas, as Trustee, with respect to 5.5% Senior Notes due 2026 and 5.875% Senior Notes due 2029.	10-K	001-13726	10.11	3/1/2021

10.11	Joinder Agreement, dated as of February 9, 2021, by and among Chesapeake Energy Corporation and the Guarantors party thereto, with respect to 5.5% Senior Notes due 2026 and 5.875% Senior Notes due 2029.	10-K	001-13726	10.12	3/1/2021

10.12	First Supplemental Indenture, dated as of February 9, 2021, by and among Chesapeake Energy Corporation, the Guarantors signatory thereto, and Deutsche Bank Trust Company Americas, as Trustee, with respect to 5.5% Senior Notes due 2026 and 5.875% Senior Notes due 2029.	10-K	001-13726	10.13	3/1/2021

10.13†	Amendment to the Chesapeake Energy Corporation 2021 Long Term Incentive Plan.	8-K	001-13726	10.3	4/27/2021

10.14†	Form of Incentive Agreement between Executive Vice President / Senior Vice President and Chesapeake Energy Corporation.	10-K/A	001-13726	10.14	4/30/2021

10.15†	Form of Executive/Employee Restricted Stock Unit Award Agreement for 2021 Long Term Incentive Plan.	10-K	001-13726	10.18	2/24/2022

10.16†	Form of Non-Employee Director Restricted Stock Unit Award Agreement for 2021 Long Term Incentive Plan.	10-Q	001-13726	10.9	5/13/2021

10.17†	Form of Performance Share Unit Award (Absolute TSR) for 2021 Long Term Incentive Plan	10-Q	001-13726	10.10	8/10/2021

10.18†	Form of Performance Share Unit Award (Relative TSR) for 2021 Long Term Incentive Plan	10-Q	001-13726	10.11	8/10/2021

10.19†	Chesapeake Energy Corporation Executive Severance Plan	8-K	001-13726	10.1	10/12/2021

10.20†	Form of Participation Agreement pursuant to Chesapeake Energy Corporation Executive Severance Plan	8-K	001-13726	10.2	10/12/2021

10.21†	Executive Chairman Agreement by and between Michael Wichterich and Chesapeake Energy Corporation, dated October 11, 2021	8-K	001-13726	10.4	10/12/2021

10.22†	Second Amendment to the Chesapeake Energy Corporation 2021 Long Term Incentive Plan.	8-K	001-13726	10.3	10/12/2021

10.23	Supplemental Indenture, dated as of November 2, 2021, by and among Chesapeake Energy Corporation, the guarantors party thereto and Wilmington Trust, National Association, as Trustee.	8-K	001-13726	4.1	11/2/2021

10.24	Supplemental Indenture, dated as of November 2, 2021, by and among Chesapeake Energy Corporation, the guarantors party thereto and Deutsche Bank Trust Company Americas, as Trustee.	8-K	001-13726	4.2	11/2/2021

10.25	Registration Rights Agreement dated March 9, 2022, by and among the Company and The Jan & Trevor Rees-Jones Revocable Trust, Rees-Jones Family Holdings, LP, Chief E&D Participants, LP, and Chief E&D (GP) LLC.	8-K	001-13726	10.1	3/9/2022

10.26	Registration Rights Agreement dated March 9, 2022, by and among the Company and Radler 2000 Limited Partnership.	8-K	001-13726	10.2	3/9/2022

10.27	Form of Dealer Manager Agreement in connection with exchange offers for Warrants.	S-4	333-266961	10.34	8/18/2022

10.28	Form of Tender and Support Agreement, dated September 12, 2022, in connection with exchange offers for Warrant.	S-4/A	333-266961	10.35	9/12/2022

10.29	Credit Agreement, dated as of December 9, 2022, among Chesapeake Energy Corporation, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders and other parties thereto.	8-K	001-13726	10.1	12/12/2022

10.30†	Form of Chesapeake Energy Corporation Executive Letter Agreement	8-K	001-13726	10.1	1/11/2024

21	Subsidiaries of Chesapeake Energy Corporation.					X

23.1	Consent of PricewaterhouseCoopers LLP.					X

23.2	Consent of PricewaterhouseCoopers LLP.					X

23.3	Consent of Netherland, Sewell & Associates, Inc.					X

31.1	Domenic J. Dell’Osso, Jr., President and Chief Executive Officer, Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Mohit Singh, Executive Vice President and Chief Financial Officer, Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Domenic J. Dell’Osso, Jr., President and Chief Executive Officer, Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Mohit Singh, Executive Vice President and Chief Financial Officer, Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

95.1	Mine Safety Disclosure Exhibit					X

97.1	Chesapeake Energy Corporation Clawback Policy					X

99.1	Audit Letter of Netherland, Sewell & Associates, Inc.					X

101 INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101 SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

101 LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.	X

101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

104	Cover Page Interactive Data file (formatted as Inline XBRL and contained in Exhibit 101).	X

*	Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.
†	Management contract or compensatory plan or arrangement.

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

CHESAPEAKE ENERGY CORPORATION

Date: February 21, 2024	By:	/s/ DOMENIC J. DELL’OSSO, JR.
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

Signature	Capacity	Date
/s/ DOMENIC J. DELL’OSSO, JR.	President and Chief Executive Officer (Principal Executive Officer)	February 21, 2024
Domenic J. Dell’Osso, Jr.

/s/ MOHIT SINGH	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 21, 2024
Mohit Singh

/s/ GREGORY M. LARSON	Vice President - Accounting & Controller (Principal Accounting Officer)	February 21, 2024
Gregory M. Larson

/s/ MICHAEL WICHTERICH	Chairman of the Board	February 21, 2024
Michael Wichterich

/s/ TIMOTHY S. DUNCAN	Director	February 21, 2024
Timothy S. Duncan

/s/ BENJAMIN C. DUSTER, IV	Director	February 21, 2024
Benjamin C. Duster, IV

/s/ SARAH A. EMERSON	Director	February 21, 2024
Sarah A. Emerson

/s/ MATTHEW M. GALLAGHER	Director	February 21, 2024
Matthew M. Gallagher

/s/ BRIAN STECK	Director	February 21, 2024
Brian Steck