Form 10-Q
period 2024-03-31
CHESAPEAKE ENERGY CORP
filed 2024-04-30
CIK 895126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐      No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☒ No ☐
As of April 25, 2024, there were 131,048,463 shares of our $0.01 par value common stock outstanding.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
INDEX TO FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2024

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
“ASU” means Accounting Standards Update.
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
“Class A Warrants” means warrants to purchase 10 percent of the common stock (after giving effect to the Rights Offering, but subject to dilution by the Management Incentive Plan, the Class B Warrants, and the Class C Warrants), at an initial exercise price per share of $27.63. The Class A Warrants are exercisable from the Effective Date until February 9, 2026.
“Class B Warrants” means warrants to purchase 10 percent of the common stock (after giving effect to the Rights Offering, but subject to dilution by the Management Incentive Plan and the Class C Warrants), at an initial exercise price per share of $32.13. The Class B Warrants are exercisable from the Effective Date until February 9, 2026.
“Class C Warrants” means warrants to purchase 10 percent of the common stock (after giving effect to the Rights Offering, but subject to dilution by the Management Incentive Plan), at an initial exercise price per share of $36.18. The Class C Warrants are exercisable from the Effective Date until February 9, 2026.
“Confirmation Order” means the order confirming the Fifth Amended Joint Chapter 11 Plan of Reorganization of Chesapeake Energy Corporation and its Debtor Affiliates, Docket No. 2915, entered by the Bankruptcy Court on January 16, 2021.
“Current Quarter” means the three months ended March 31, 2024.
“DD&A” means depreciation, depletion and amortization.
“Debtors” means the Company, together with all of its direct and indirect subsidiaries that have filed the Chapter 11 Cases.
“Effective Date” means February 9, 2021.
“ESG” means environmental, social and governance.
“FASB” means Financial Accounting Standards Board.
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
“MBbl” means thousand barrels.
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
“Prior Quarter” means the three months ended March 31, 2023.
“Rights Offering” means the common stock rights offering for the Rights Offering Amount consummated by the Debtors on the Effective Date.
“Southwestern” means Southwestern Energy Company.
“Southwestern Merger” means Chesapeake’s planned merger with Southwestern, which, subject to satisfaction or waiver of certain closing conditions, including certain regulatory approvals, is targeted to close in the second half of 2024.
“SEC” means United States Securities and Exchange Commission.
“SOFR” means a rate equal to the secured overnight financing rate as administered by the SOFR Administrator, the Federal Reserve Bank of New York (or a successor administrator of the secured overnight financing rate).
“Warrants” means collectively, the Class A Warrants, Class B Warrants and Class C Warrants.
“/Bbl” means per barrel.
“/Mcf” means per Mcf.
“/Mcfe” means per Mcfe.

PART I. FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements
CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

($ in millions, except per share data)	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$1,179	$1,079
Restricted cash	75	74
Accounts receivable, net	314	593
Short-term derivative assets	592	637
Other current assets	218	226
Total current assets	2,378	2,609
Property and equipment:
Natural gas and oil properties, successful efforts method
Proved natural gas and oil properties	11,827	11,468
Unproved properties	1,799	1,806
Other property and equipment	499	497
Total property and equipment	14,125	13,771
Less: accumulated depreciation, depletion and amortization	(4,068)	(3,674)
Total property and equipment, net	10,057	10,097
Long-term derivative assets	46	74
Deferred income tax assets	926	933
Other long-term assets	611	663
Total assets	$14,018	$14,376

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$317	$425
Accrued interest	41	39
Short-term derivative liabilities	5	3
Other current liabilities	657	847
Total current liabilities	1,020	1,314
Long-term debt, net	2,025	2,028
Long-term derivative liabilities	1	9
Asset retirement obligations, net of current portion	269	265
Other long-term liabilities	21	31
Total liabilities	3,336	3,647
Contingencies and commitments (Note 5)
Stockholders' equity:
Common stock, $0.01 par value, 450,000,000 shares authorized: 130,958,675 and 130,789,936 shares issued	1	1
Additional paid-in capital	5,758	5,754
Retained earnings	4,923	4,974
Total stockholders' equity	10,682	10,729
Total liabilities and stockholders' equity	$14,018	$14,376
The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
($ in millions, except per share data)	2024	2023
Revenues and other:
Natural gas, oil and NGL	$589	$1,453
Marketing	312	652
Natural gas and oil derivatives	172	930
Gains on sales of assets	8	335
Total revenues and other	1,081	3,370
Operating expenses:
Production	59	131
Gathering, processing and transportation	173	264
Severance and ad valorem taxes	29	69
Exploration	2	7
Marketing	323	651
General and administrative	47	35
Depreciation, depletion and amortization	399	390
Other operating expense, net	17	3
Total operating expenses	1,049	1,550
Income from operations	32	1,820
Other income (expense):
Interest expense	(19)	(37)
Other income	20	10
Total other income (expense)	1	(27)
Income before income taxes	33	1,793
Income tax expense	7	404
Net income	$26	$1,389
Earnings per common share:
Basic	$0.20	$10.31
Diluted	$0.18	$9.60
Weighted average common shares outstanding (in thousands):
Basic	130,893	134,742
Diluted	141,752	144,731
The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
($ in millions)	2024	2023
Cash flows from operating activities:
Net income	$26	$1,389
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	399	390
Deferred income tax expense	7	378
Derivative gains, net	(172)	(930)
Cash receipts (payments) on derivative settlements, net	228	(285)
Share-based compensation	9	7
Gains on sales of assets	(8)	(335)
Other	(13)	12
Changes in assets and liabilities	76	263
Net cash provided by operating activities	552	889
Cash flows from investing activities:
Capital expenditures	(421)	(497)
Receipts of deferred consideration	60	—
Contributions to investments	(19)	(39)
Proceeds from divestitures of property and equipment	6	931
Net cash provided by (used in) investing activities	(374)	395
Cash flows from financing activities:
Proceeds from Credit Facility	—	1,000
Payments on Credit Facility	—	(2,050)
Cash paid to repurchase and retire common stock	—	(54)
Cash paid for common stock dividends	(77)	(175)
Net cash used in financing activities	(77)	(1,279)
Net increase in cash, cash equivalents and restricted cash	101	5
Cash, cash equivalents and restricted cash, beginning of period	1,153	192
Cash, cash equivalents and restricted cash, end of period	$1,254	$197

Cash and cash equivalents	$1,179	$130
Restricted cash	75	67
Total cash, cash equivalents and restricted cash	$1,254	$197
Supplemental disclosures to the condensed consolidated statements of cash flows are presented below:

	Three Months Ended March 31,
($ in millions)	2024	2023
Supplemental cash flow information:
Interest paid, net of capitalized interest	$20	$41
Income taxes paid (refunds received), net	$—	$—

Supplemental disclosure of significant non-cash investing and financing activities:
Change in accrued drilling and completion costs	$(59)	$56
Operating lease obligations recognized	$—	$48
The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock
($ in millions)	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity
Balance as of December 31, 2022	134,715,094	$1	$5,724	$3,399	$9,124
Share-based compensation	92,048	—	5	—	5
Issuance of common stock for warrant exercise	4,654	—	—	—	—
Repurchase and retirement of common stock	(792,543)	—	—	(60)	(60)
Net income	—	—	—	1,389	1,389
Dividends on common stock	—	—	—	(175)	(175)
Balance as of March 31, 2023	134,019,253	$1	$5,729	$4,553	$10,283

Balance as of December 31, 2023	130,789,936	$1	$5,754	$4,974	$10,729
Share-based compensation	168,538	—	4	—	4
Issuance of common stock for warrant exercise	201	—	—	—	—
Net income	—	—	—	26	26
Dividends on common stock	—	—	—	(77)	(77)
Balance as of March 31, 2024	130,958,675	$1	$5,758	$4,923	$10,682
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
This Quarterly Report on Form 10-Q (this “Form 10-Q”) relates to our financial position as of March 31, 2024 and December 31, 2023, and our results of operations for the three months ended March 31, 2024 (“Current Quarter”) and the three months ended March 31, 2023 (“Prior Quarter”). Our annual report on Form 10-K for the year ended December 31, 2023 (“2023 Form 10-K”) should be read in conjunction with this Form 10-Q. The accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair statement of our condensed consolidated financial statements and accompanying notes and include the accounts of our direct and indirect wholly owned subsidiaries and entities in which we have a controlling financial interest. Intercompany accounts and balances have been eliminated. For the time periods covered by this Form 10-Q, we did not have any changes or items impacting other comprehensive income.
Segments
Operating segments are defined as components of an enterprise that engage in activities from which it may earn revenues and incur expenses for which separate operational financial information is available and is regularly evaluated by the chief operating decision maker (“CODM”), who is our Chief Executive Officer, for the purpose of allocating an enterprise’s resources and assessing its operating performance. We have concluded that we have only one reportable operating segment due to the similar nature of the exploration and production business across Chesapeake and its consolidated subsidiaries and the fact that our marketing activities are ancillary to our operations.
Restricted Cash
As of March 31, 2024, we had restricted cash of $75 million. Our restricted cash represents funds legally restricted for payment of certain convenience class unsecured claims following our emergence from bankruptcy, as well as for future payment of certain royalties.
Recently Issued Accounting Standards Not Yet Adopted
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 intends to provide investors with additional information about an entity’s income taxes by requiring disclosure of items such as disaggregation of the effective tax rate reconciliation as well as information regarding income taxes paid. This ASU is effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted for annual financial statements that have not yet been issued or made available for issuance. We are evaluating the impact this ASU will have on our disclosures and do not expect it to have a material impact on our consolidated financial statements.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segments Disclosures. Under ASU 2023-07, the scope and frequency of segment disclosures is increased to provide investors with additional detail about information utilized by an entity’s CODM, including information about significant segment expenses. This ASU is effective beginning with our 2024 annual reporting and interim periods beginning in 2025, with early adoption permitted. We are evaluating the impact this ASU will have on our disclosures and do not expect it to have a material impact on our consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

2.	Natural Gas and Oil Property Transactions

Southwestern Merger Agreement
On January 10, 2024, Chesapeake and Southwestern entered into an all-stock merger agreement. Southwestern is an independent energy company engaged in development, exploration and production activities, including related marketing activities, within its operating areas in the Appalachia and Haynesville shale plays. Pursuant to the terms of the merger agreement, at the effective time of the Southwestern Merger, each eligible share of Southwestern common stock issued and outstanding immediately prior to the effective time will be automatically converted into the right to receive 0.0867 of a share of Chesapeake’s common stock. Our Board of Directors and the Board of Directors of Southwestern both approved the merger agreement. Subject to the approval of our shareholders and Southwestern shareholders, regulatory approvals and the satisfaction or waiver of other customary closing conditions, the Southwestern Merger is targeted to close in the second half of 2024.

Eagle Ford Divestitures
In January 2023, we entered into an agreement to sell a portion of our Eagle Ford assets to WildFire Energy I LLC for approximately $1.425 billion, subject to customary post-closing adjustments. Approximately $225 million of the purchase price was recorded as deferred consideration and treated as a non-interest-bearing note to be paid in installments of $60 million per year for the first three years following the transaction close date and $45 million to be paid in the fourth year following the transaction close date. During the Current Quarter, we received the first installment payment related to this transaction. The deferred consideration is recorded at fair value with an imputed rate of interest as a Level 2 input, and approximately $56 million of the deferred consideration is reflected within other current assets and approximately $82 million is reflected within other long-term assets on the condensed consolidated balance sheets as of March 31, 2024. The divestiture, which closed on March 20, 2023 (with an effective date of October 1, 2022), resulted in a gain of approximately $337 million, inclusive of post-closing adjustments, based on the difference between the carrying value of the assets and consideration received.
In February 2023, we entered into an agreement to sell a portion of our remaining Eagle Ford assets to INEOS Upstream Holdings Limited (“INEOS Energy”) for approximately $1.4 billion, subject to customary post-closing adjustments. Approximately $225 million of the purchase price was recorded as deferred consideration and treated as a non-interest-bearing note to be paid in installments of approximately $56 million per year for four years following the transaction close date. The deferred consideration is recorded at fair value with an imputed rate of interest as a Level 2 input, and approximately $56 million of the deferred consideration is reflected within other current assets and approximately $146 million is reflected within other long-term assets on the condensed consolidated balance sheets as of March 31, 2024. The divestiture, which closed on April 28, 2023 (with an effective date of October 1, 2022), resulted in a gain of approximately $470 million, based on the difference between the carrying value of the assets and consideration received.
In August 2023, we entered into an agreement to sell the final portion of our Eagle Ford assets to SilverBow Resources, Inc. (“SilverBow”) for approximately $700 million, subject to customary post-closing adjustments. Approximately $50 million of the purchase price was recorded as deferred consideration and treated as a non-interest-bearing note to be paid one year from the closing date. The deferred consideration is recorded at fair value with an imputed rate of interest as a Level 2 input, and approximately $47 million of the deferred consideration is reflected within other current assets on the condensed consolidated balance sheets as of March 31, 2024. Additionally, SilverBow agreed to pay Chesapeake an additional contingent payment of $25 million should WTI NYMEX prices average between $75 and $80 per barrel or $50 million should WTI NYMEX prices average above $80 per barrel during the year following the close of the transaction. The fair value of the contingent consideration as of March 31, 2024 of $33 million is reflected within short-term derivative assets within our condensed consolidated balance sheets. See Note 11 for additional information. The divestiture, which closed on November 30, 2023 (with an effective date of February 1, 2023), resulted in a gain of approximately $140 million, based on the difference between the carrying value of the assets and consideration received.

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
The reconciliations between basic and diluted earnings per share are as follows:

	Three Months Ended March 31,
	2024	2023
Numerator
Net income, basic and diluted	$26	$1,389

Denominator (in thousands)
Weighted average common shares outstanding, basic	130,893	134,742
Effect of potentially dilutive securities
Warrants	10,302	9,560
Restricted stock units	379	380
Performance share units	178	49
Weighted average common shares outstanding, diluted	141,752	144,731

Earnings per common share:
Basic	$0.20	$10.31
Diluted	$0.18	$9.60

During the Current Quarter and Prior Quarter, the diluted earnings per share calculation excludes the effect of 777,369 and 789,458 reserved shares of common stock and 1,466,502 and 1,489,337 reserved Class C Warrants related to the settlement of General Unsecured Claims associated with the Chapter 11 Cases, as all necessary conditions had not been met for such shares to be considered dilutive shares during the Current Quarter and Prior Quarter, respectively.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

4.	Debt
Our long-term debt consisted of the following as of March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
	Carrying Amount	Fair Value(a)	Carrying Amount	Fair Value(a)
Credit Facility	$—	$—	$—	$—
5.50% senior notes due 2026	500	496	500	496
5.875% senior notes due 2029	500	496	500	489
6.75% senior notes due 2029	950	958	950	958
Premiums on senior notes	80	—	83	—
Debt issuance costs	(5)	—	(5)	—
Total long-term debt, net	$2,025	$1,950	$2,028	$1,943
____________________________________________
(a)The carrying value of borrowings under our Credit Facility approximates fair value as the interest rates are based on prevailing market rates; therefore, they are a Level 1 fair value measurement. For all other debt, a market approach, based upon quotes from major financial institutions, which are Level 2 inputs, is used to measure the fair value.
Credit Facility. In December 2022, we entered into a senior secured reserve-based credit agreement (the “Credit Agreement”) with the lenders and issuing banks party thereto (the “Lenders”), and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (in such capacity, the “Administrative Agent”), providing for a reserve-based credit facility (the “Credit Facility”) with an initial borrowing base of $3.5 billion and aggregate commitments of $2.0 billion. The Credit Facility matures in December 2027. The Credit Facility provides for a $200 million sublimit available for the issuance of letters of credit and a $50 million sublimit available for swingline loans. As of March 31, 2024, we have approximately $2.0 billion available for borrowings under the Credit Facility.

Initially, the obligations under the Credit Facility are guaranteed by certain of Chesapeake’s subsidiaries (the “Guarantors”), and the Credit Facility is secured by substantially all of the assets owned by the Company and the Guarantors (subject to customary exceptions), including mortgages on not less than 85% of the total PV-9 of the borrowing base properties evaluated in the most recent reserve report (where PV-9 is the net present value, discounted at 9% per annum, of the estimated future net revenues). The borrowing base will be redetermined semi-annually in or around April and October of each year, with one interim “wildcard” redetermination available to each of the Company and the Administrative Agent, the latter at the direction of the Required Lenders (as defined in the Credit Agreement), between scheduled redeterminations. In April 2024, our borrowing base was reaffirmed, and the aggregate commitments related to our Credit Facility were increased by $500 million to $2.5 billion. Additionally, the sublimit available for the issuance of letters of credit was increased by $300 million to $500 million. The next scheduled redetermination will be in or around October 2024. The Credit Agreement contains restrictive covenants that limit Chesapeake and its subsidiaries’ ability to, among other things but subject to exceptions customary to reserve-based credit facilities: (i) incur additional indebtedness, (ii) make investments, (iii) enter into mergers; (iv) make or declare dividends; (v) repurchase or redeem certain indebtedness; (vi) enter into certain hedges; (vii) incur liens; (viii) sell assets; and (ix) engage in certain transactions with affiliates. The Credit Agreement requires Chesapeake to maintain compliance with the following financial ratios: (A) a current ratio, which is the ratio of Chesapeake’s and its restricted subsidiaries’ consolidated current assets (including unused commitments under the Credit Facility but excluding certain non-cash assets) to their consolidated current liabilities (excluding the current portion of long-term debt and certain non-cash liabilities), of not less than 1.00 to 1.00; (B) a net leverage ratio, which is the ratio of total indebtedness (less unrestricted cash up to a specified threshold) to Consolidated EBITDAX (as defined in the Credit Agreement) for the prior four fiscal quarters, of not greater than 3.50 to 1.00 and (C) a PV-9 coverage ratio of the net present value, discounted at 9% per annum, of the estimated future net revenues expected in the proved reserves to Chesapeake’s and its restricted subsidiaries’ total indebtedness of not less than 1.50 to 1.00.

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

The Credit Facility is subject to customary events of default, remedies, and cure rights for credit facilities of this nature. The Company has no additional secured debt as of March 31, 2024.

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

Other Matters
In connection with the Southwestern Merger, one lawsuit has been filed by a purported stockholder of the Company relating to the Southwestern Merger: Gerald Joseph Lovoi v. Chesapeake Energy Corp., et al., No. 1:24-cv-01896 (S.D.N.Y Mar. 13, 2024). The complaint alleges, among other things, that the Company’s Board of Directors caused to be filed a materially misleading and incomplete registration statement on February 29, 2024, in violation of Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9, promulgated thereunder, and seeks to enjoin the Southwestern Merger and obtain other relief. The Company believes that the claims in the complaint are without merit and intends to vigorously defend against them.
Based on management’s current assessment, other than as described above, we are of the opinion that no pending or threatened lawsuit or dispute relating to our business operations is likely to have a material adverse effect on our future consolidated financial position, results of operations or cash flows. The final resolution of such matters could exceed amounts accrued, however, and actual results could differ materially from management’s estimates.
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
The aggregate undiscounted commitments under our gathering, processing and transportation agreements, excluding any reimbursement from working interest and royalty interest owners, credits for third-party volumes or future costs under cost-of-service agreements, are presented below:

March 31, 2024
Remainder of 2024	$217
2025	264
2026	240
2027	213
2028	198
2029-2036	946
Total	$2,078
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

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

6.	Other Current Liabilities
Other current liabilities as of March 31, 2024 and December 31, 2023 are detailed below:

	March 31, 2024	December 31, 2023
Revenues and royalties due to others	$287	$360
Accrued drilling and production costs	153	211
Accrued hedging costs	—	2
Accrued compensation and benefits	28	64
Taxes payable	90	84
Operating leases	61	84
Joint interest prepayments received	5	8
Other	33	34
Total other current liabilities	$657	$847

7.	Revenue
The following table shows revenue disaggregated by operating area and product type:

	Three Months Ended March 31, 2024
	Natural Gas	Oil	NGL	Total
Marcellus	$317	$—	$—	$317
Haynesville	272	—	—	272
Natural gas, oil and NGL revenue	$589	$—	$—	$589

Marketing revenue	$197	$82	$33	$312

	Three Months Ended March 31, 2023
	Natural Gas	Oil	NGL	Total
Marcellus	$617	$—	$—	$617
Haynesville	402	—	—	402
Eagle Ford	23	373	38	434
Natural gas, oil and NGL revenue	$1,042	$373	$38	$1,453

Marketing revenue	$328	$287	$37	$652

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
Accounts receivable as of March 31, 2024 and December 31, 2023 are detailed below:

	March 31, 2024	December 31, 2023
Natural gas, oil and NGL sales	$165	$406
Joint interest	135	180
Other	15	8
Allowance for doubtful accounts	(1)	(1)
Total accounts receivable, net	$314	$593

8.	Income Taxes

The table below presents a comparison of the Current Quarter and Prior Quarter’s income tax expense and actual quarterly effective tax rates.

	Three Months Ended March 31,
	2024		2023
Income before income taxes	$33		$1,793

Current tax expense	—	—%	26	1.5%
Deferred tax expense	7	21.2%	378	21.0%
Income tax expense	$7	21.2%	$404	22.5%

An estimated annual effective tax rate (“EAETR”) is used in recording our interim quarterly income tax provision. The EAETR is determined based on analysis of year-to-date and projected financial results of our operations. Our EAETR during the Current Quarter was 21.9%, compared to 22.5% in the Prior Quarter. The actual quarterly effective tax rate and EAETR can differ as a result of certain discrete items, which are recorded in the quarter. Such items include, but are not limited to, certain equity-based compensation, true-ups resulting from differences between tax returns filed and estimated accruals, and tax effects of enacted laws.

The Current Quarter income tax expense is entirely deferred as a result of projecting a loss this year for tax purposes. The Prior Quarter recorded $26 million of current tax expense, primarily as a result of projecting a tax gain on the Eagle Ford divestiture which closed in the Prior Quarter.

There were no material income tax payments made or refunds received in the Current Quarter.

As of December 31, 2023, we were in a net deferred tax asset position and anticipate being in a net deferred tax asset position as of December 31, 2024. Based on all available positive and negative evidence, including projections of future taxable income, we believe it is more likely than not that some of our deferred tax assets will not be realized. As such, a partial valuation allowance was recorded against our net deferred tax asset position for federal and state purposes as of March 31, 2024 and December 31, 2023.
On August 16, 2022, the President of the United States signed into law the Inflation Reduction Act of 2022, which includes provisions for a 15% corporate alternative minimum tax (“CAMT”) on book income for companies whose average book income exceeds $1 billion for any three consecutive years preceding the tax year. Based upon

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
our book income in the past three years, we believe we are subject to the CAMT beginning in the current year. The CAMT will result in incremental taxes to the extent that 15% of our adjusted book earnings exceeds our regular federal tax liability. We do not currently project any material impact due to the CAMT in 2024.

9.	Equity
Dividends
During the Current Quarter and Prior Quarter, we made dividend payments of $77 million ($0.575 per share) and $175 million ($1.29 per share), respectively.
On April 30, 2024, we declared a quarterly dividend payable of $0.715 per share, which will be paid on June 5, 2024 to stockholders of record at the close of business on May 16, 2024. The dividend consists of a base quarterly dividend in the amount of $0.575 per share and a variable dividend in the amount of $0.14 per share.
Share Repurchases
We did not repurchase any shares during the Current Quarter, and during the Prior Quarter, we repurchased 0.8 million shares of common stock for an aggregate price of $60 million, inclusive of shares for which cash settlement occurred in early April 2023. The repurchased shares of common stock were retired and recorded as a reduction to common stock and retained earnings and were made pursuant to the share repurchase program that expired on December 31, 2023. All share repurchases made after January 1, 2023 are subject to a 1% excise tax on share repurchases, as enacted under the Inflation Reduction Act of 2022. We are able to net this 1% excise tax on share repurchases against the issuance of shares of our common stock. The impact of this 1% excise tax was immaterial during the Prior Quarter.

Warrants

	Class A Warrants	Class B Warrants	Class C Warrants(a)
Outstanding as of December 31, 2023	4,247,615	4,403,064	4,023,483
Converted into common stock(b)	—	—	(168)
Outstanding as of March 31, 2024	4,247,615	4,403,064	4,023,315
_________________________________________
(a)As of March 31, 2024, we had 1,466,502 of reserved Class C Warrants.
(b)During the Current Quarter, we issued 201 shares of common stock as a result of Warrant exercises.

10.	Share-Based Compensation
As of the Effective Date, the Board of Directors adopted the LTIP with a share reserve equal to 6,800,000 shares of common stock. The LTIP provides for the grant of RSUs, restricted stock awards, stock options, stock appreciation rights, performance awards and other stock awards to the Company’s employees and non-employee directors.
Restricted Stock Units. During the Current Quarter, we granted RSUs to employees and non-employee directors under the LTIP, which will vest over a three-year period and one-year period, respectively. The fair value of RSUs is based on the closing sales price of our common stock on the date of grant, and compensation expense is recognized ratably over the requisite service period. A summary of the changes in unvested RSUs is presented below:

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Unvested Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
	(in thousands)
Unvested as of December 31, 2023	940	$73.08
Granted	413	$83.47
Vested	(242)	$72.84
Forfeited	(6)	$67.61
Unvested as of March 31, 2024	1,105	$77.05
The aggregate intrinsic value of RSUs that vested during the Current Quarter was approximately $20 million based on the stock price at the time of vesting.
As of March 31, 2024, there was approximately $71 million of total unrecognized compensation expense related to unvested RSUs. The expense is expected to be recognized over a weighted average period of approximately 2.51 years.
Performance Share Units. During the Current Quarter, we granted PSUs to senior management under the LTIP, which will generally vest over a three-year period and will be settled in shares. The performance criteria include total shareholder return (“TSR”) and relative TSR (“rTSR”) and could result in a total payout between 0% - 200% of the target units. The fair value of the PSUs was measured on the grant date using a Monte Carlo simulation, and compensation expense is recognized ratably over the requisite service period because these awards depend on a combination of service and market criteria.

The following table presents the assumptions used in the valuation of the PSUs granted in 2024.

Assumption	TSR, rTSR
Risk-free interest rate	4.55%
Volatility	39.36%

A summary of the changes in unvested PSUs is presented below:

	Unvested Performance Share Units	Weighted Average Grant Date Fair Value Per Share
	(in thousands)
Unvested as of December 31, 2023	394	$85.78
Granted	134	$95.33
Vested	—	$—
Forfeited	—	$—
Unvested as of March 31, 2024	528	$88.20
As of March 31, 2024, there was approximately $24 million of total unrecognized compensation expense related to unvested PSUs. The expense is expected to be recognized over a weighted average period of approximately 2.29 years.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
RSU and PSU Compensation.
We recognized the following compensation costs, net of actual forfeitures, related to RSUs and PSUs for the periods presented:

	Three Months Ended March 31,
	2024	2023
General and administrative expenses	$8	$6
Natural gas and oil properties	2	1
Production expense	1	1
Total RSU and PSU compensation	$11	$8
Related income tax benefit	$2	$1

11.	Derivative and Hedging Activities
We use derivative instruments to reduce our exposure to fluctuations in future commodity prices and to protect our expected operating cash flow against significant market movements or volatility. These commodity contract derivative financial instruments include financial price swaps, collars and basis protection swaps. All of our commodity contract derivative instruments are net settled based on the difference between the fixed-price payment and the floating-price payment, resulting in a net amount due to or from the counterparty. We do not intend to hold or issue derivative financial instruments for speculative trading purposes and have elected not to designate any of our derivative instruments for hedge accounting treatment.
Contingent Consideration Arrangement
In November 2023, we sold the final portion of our Eagle Ford assets to SilverBow. As part of the divestiture agreement, SilverBow agreed to pay Chesapeake an additional contingent payment of $25 million should WTI NYMEX prices average between $75 and $80 per barrel or $50 million should WTI NYMEX prices average above $80 per barrel during the year following the close of the transaction. All changes in fair value are recognized as a gain or loss in earnings in the period they occur within natural gas and oil derivatives in our condensed consolidated statements of operations. During the Current Quarter, we recorded $21 million of unrealized gains related to the contingent consideration arrangement.

The estimated fair values of our natural gas and oil derivative instrument assets (liabilities) as of March 31, 2024 and December 31, 2023 are provided below:

	March 31, 2024		December 31, 2023
	Notional Volume	Fair Value	Notional Volume	Fair Value
Natural gas (Bcf):
Fixed-price swaps	314	$199	343	$188
Collars	511	451	558	497
Basis protection swaps	489	(51)	578	2
Total natural gas	1,314	599	1,479	687
Contingent Consideration:
Eagle Ford divestiture		33		12
Total estimated fair value		$632		$699

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The following table presents the fair value and location of each classification of derivative instrument included in the condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023 on a gross basis and after same-counterparty netting:

	Gross Fair Value(a)	Amounts Netted in the Condensed Consolidated Balance Sheets	Net Fair Value Presented in the Condensed Consolidated Balance Sheets
As of March 31, 2024
Commodity Contracts:
Short-term derivative asset	$630	$(71)	$559
Long-term derivative asset	62	(16)	46
Short-term derivative liability	(76)	71	(5)
Long-term derivative liability	(17)	16	(1)
Contingent Consideration:
Short-term derivative asset	33	—	33
Total derivatives	$632	$—	$632

As of December 31, 2023
Commodity Contracts:
Short-term derivative asset	$661	$(36)	$625
Long-term derivative asset	101	(27)	74
Short-term derivative liability	(39)	36	(3)
Long-term derivative liability	(36)	27	(9)
Contingent Consideration:
Short-term derivative asset	12	—	12
Total derivatives	$699	$—	$699
___________________________________________
(a)These financial assets (liabilities) are measured at fair value on a recurring basis utilizing significant other observable inputs; see further discussion on fair value measurements below.
Fair Value
The fair value of our commodity derivatives is based on third-party pricing models, which utilize inputs that are either readily available in the public market, such as natural gas, oil and NGL forward curves and discount rates, or can be corroborated from active markets or broker quotes, and, as such, are classified as Level 2. These values are compared to the values given by our counterparties for reasonableness. Derivatives are also subject to the risk that either party to a contract will be unable to meet its obligations. We factor non-performance risk into the valuation of our derivatives using current published credit default swap rates. To date, this has not had a material impact on the values of our derivatives. The valuation of the contingent consideration is based on an option pricing model using significant Level 2 inputs that include quoted future commodity prices based on active markets.
Credit Risk Considerations
Our derivative instruments expose us to our counterparties’ credit risk. To mitigate this risk, we only enter into commodity contracts derivatives with counterparties that are highly rated or deemed by us to have acceptable credit strength and deemed by management to be competent and competitive market-makers, and we attempt to limit our exposure to non-performance by any single counterparty. As of March 31, 2024, our commodity contract derivative instruments were spread among 17 counterparties.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Hedging Arrangements
Certain of our hedging arrangements are with counterparties that were also lenders (or affiliates of lenders) under our Credit Facility. The contracts entered into with these counterparties are secured by the same collateral that secures the revolving credit facility. The counterparties’ obligations must be secured by cash or letters of credit to the extent that any mark-to-market amounts owed to us exceed defined thresholds. As of March 31, 2024, we did not have any cash or letters of credit posted as collateral for our commodity derivatives.

12.	Investments
Momentum Sustainable Ventures LLC. During the fourth quarter of 2022, Chesapeake entered into an agreement with Momentum Sustainable Ventures LLC to build a new natural gas gathering pipeline and carbon capture and sequestration project (“CCUS”), which will gather natural gas produced in the Haynesville Shale for re-delivery to Gulf Coast markets, including LNG export. The pipeline is expected to have an initial capacity of 1.7 Bcf/d expandable to 2.2 Bcf/d. The carbon capture portion of the project anticipates capturing and permanently sequestering up to 2.0 million tons per annum of CO2. The natural gas gathering pipeline is projected for a potential in-service date in 2025, and the carbon sequestration portion of the project is subject to regulatory approvals. We have a 35% interest in the project and estimate approximately $100 million remaining in our commitment to the project. We have accounted for this investment as an equity method investment, and its carrying value, which is reflected within other long-term assets on the condensed consolidated balance sheets, was $257 million and $238 million as of March 31, 2024 and December 31, 2023, respectively. As of March 31, 2024, the carrying value of our investment in Momentum Sustainable Ventures LLC included approximately $3 million of capitalized interest related to the project.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction
This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with management’s perspective on our financial condition, liquidity, results of operations and certain other factors that may affect our future results. The following discussion should be read together with the condensed consolidated financial statements included in Item 1 of Part I of this report and the consolidated financial statements included in Item 8 of our 2023 Form 10-K.
We are an independent exploration and production company engaged in the acquisition, exploration and development of properties to produce natural gas, oil and NGL from underground reservoirs. We own a large portfolio of onshore U.S. unconventional natural gas assets, including interests in approximately 5,000 natural gas wells as of March 31, 2024. Our natural gas resource plays are the Marcellus Shale in the northern Appalachian Basin in Pennsylvania (“Marcellus”) and the Haynesville/Bossier Shales in northwestern Louisiana (“Haynesville”). Our liquids-rich resource play was in the Eagle Ford Shale in South Texas (“Eagle Ford”). During 2023, we completed our exit from Eagle Ford through three separate divestiture transactions, with aggregate proceeds from these three transactions exceeding $3.5 billion, subject to customary post-closing adjustments.
Our strategy is to create shareholder value through the responsible development of our significant resource plays while continuing to be a leading provider of affordable, reliable, lower carbon energy to markets in need. We continue to focus on improving margins through operating efficiencies and financial discipline and improving our ESG performance. To accomplish these goals, we intend to allocate our human resources and capital expenditures to projects we believe offer the highest cash return on capital invested, to deploy leading drilling and completion technology throughout our portfolio, and to take advantage of acquisition and divestiture opportunities to strengthen our portfolio. We also intend to continue to dedicate capital to projects that reduce the environmental impact of our production activities. We continue to seek opportunities to reduce cash costs (production, gathering, processing and transportation and general and administrative), through operational efficiencies and improving our production volumes from existing wells.
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
In conjunction with the goals set above, we have received independent certification of our operated natural gas production under the MiQ methane standard and EO100™ Standard for Responsible Energy Development as responsibly sourced gas, and we intend on maintaining these certifications. The independent certification of our production as responsibly sourced provides a verified approach to tracking our progress towards our commitment to reduce our methane intensity, as well as supporting our overall objective of achieving net-zero Scope 1 and 2 GHG emissions by 2035.

Recent Developments
Southwestern Merger Agreement
On January 10, 2024, Chesapeake and Southwestern entered into an all-stock merger agreement. Southwestern is an independent energy company engaged in development, exploration and production activities, including related marketing activities, within its operating areas in the Appalachia and Haynesville shale plays. Pursuant to the terms of the merger agreement, at the effective time of the Southwestern Merger, each eligible share of Southwestern common stock issued and outstanding immediately prior to the effective time will be automatically converted into the right to receive 0.0867 of a share of Chesapeake’s common stock. Our Board of Directors and the Board of Directors of Southwestern both approved the merger agreement. Subject to the approval of our shareholders and Southwestern shareholders, regulatory approvals and the satisfaction or waiver of other customary closing conditions, the Southwestern Merger is targeted to close in the second half of 2024.
Divestitures
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
LNG Agreement
On February 13, 2024, we announced our entrance into an LNG export deal that includes executed Sales and Purchase Agreements (“SPA”) for long-term liquefaction offtake. Under the SPAs, we will purchase approximately 0.5 million tonnes of LNG per annum from Delfin LNG LLC at a Henry Hub price with a contract targeted start date in 2028, then deliver to Gunvor Group Ltd., on a free on board basis with the sales price linked to the Japan Korea Market for a period of 20 years.
Investments - Momentum Sustainable Ventures LLC
During the fourth quarter of 2022, we entered into an agreement with Momentum Sustainable Ventures LLC to build a new natural gas gathering pipeline and carbon capture and sequestration project, which will gather natural gas produced in the Haynesville Shale for re-delivery to Gulf Coast markets, including LNG export. The pipeline is expected to have an initial capacity of 1.7 Bcf/d expandable to 2.2 Bcf/d. The carbon capture portion of the project anticipates capturing and permanently sequestering up to 2.0 million tons per annum of CO2. The natural gas gathering pipeline is projected for a potential in-service date in 2025, and the carbon sequestration portion of the project is subject to regulatory approvals. Through the end of the Current Quarter, we have made total capital contributions of $254 million to the project.

Economic and Market Conditions
Instability and conflict in Europe and the Middle East has caused, and could intensify, volatility in natural gas, oil and NGL prices, and may further impact on global growth prospects, which could in turn affect supply and demand for natural gas and oil. In addition, a mild winter in 2023 and historically higher inventory levels have resulted in an observed decline in natural gas pricing in 2023 and early 2024. Our 2024 estimated cash flow is partially protected from commodity price volatility due to our current hedge positions that cover approximately 60% of our projected natural gas volumes for 2024. We believe our cost structure and liquidity position will enable us to successfully navigate continued price volatility.

During early 2023, our industry experienced inflationary pressures, including increased demand for oilfield service equipment, rising fuel costs, and labor shortages, which resulted in observed increases to our operating and capital costs that were not fixed. Reductions in rig activity in the lower 48 states of the United States allowed service costs to stabilize and then decline in the second half of 2023, which has continued into 2024. We continue to monitor these situations and assess their impact on our business, including business partners and customers. For additional discussion regarding risks associated with price volatility and economic deterioration, see Part I, Item 1A “Risk Factors” in our 2023 Form 10-K.

Liquidity and Capital Resources
Liquidity Overview
Our primary sources of capital resources and liquidity are internally generated cash flows from operations and borrowings under our Credit Facility, and our primary uses of cash are for the development of our natural gas and oil properties, acquisitions of additional natural gas properties and return of value to stockholders through dividends and equity repurchases. We believe our cash flow from operations, proceeds from our recent Eagle Ford divestitures, cash on hand and borrowing capacity under the Credit Facility, as discussed below, will provide sufficient liquidity during the next 12 months and the foreseeable future. As of March 31, 2024, we had $3.2 billion of liquidity available, including $1.2 billion of cash on hand and $2.0 billion of aggregate unused borrowing capacity available under the Credit Facility. As of March 31, 2024, we had no outstanding borrowings under our Credit Facility. In April 2024, the aggregate commitments under the Credit Facility were increased by $500 million to $2.5 billion, bringing our total unused borrowing capacity under the Credit Facility to $2.5 billion. See Note 4 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion of our debt obligations, including the carrying and fair value of our senior notes.
Dividends
We paid dividends of $77 million on our common stock during the Current Quarter. See Note 9 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion.
On April 30, 2024, we declared a quarterly dividend payable of $0.715 per share, which will be paid on June 5, 2024 to stockholders of record at the close of business on May 16, 2024. The dividend consists of a base quarterly dividend in the amount of $0.575 per share and a variable quarterly dividend in the amount of $0.14 per share.
The declaration and payment of any future dividend, whether fixed or variable, will remain at the full discretion of the Board and will depend on the Company’s financial results, cash requirements, future prospects and other relevant factors. The Company’s ability to pay dividends to its stockholders is restricted by (i) Oklahoma corporate law, (ii) its Certificate of Incorporation, (iii) the terms and provisions of the credit agreement governing its Credit Facility and (iv) the terms and provisions of the indentures governing its 5.50% Senior Notes due 2026, 5.875% Senior Notes due 2029 and 6.75% Senior Notes due 2029.

Derivative and Hedging Activities
Our results of operations and cash flows are impacted by changes in market prices for the commodities we produce. We enter into various derivative instruments to mitigate a portion of our exposure to commodity price declines, but these transactions may also limit our cash flows in periods of rising commodity prices. Our natural gas, oil and NGL derivative activities, when combined with our sales of natural gas, oil and NGL, allow us to better predict the total revenue we expect to receive. See Item 3. Quantitative and Qualitative Disclosures About Market Risk included in Part I of this report for further discussion on the impact of commodity price risk on our financial position.

Contractual Obligations and Off-Balance Sheet Arrangements
As of March 31, 2024, our material contractual obligations include repayment of senior notes, derivative obligations, asset retirement obligations, lease obligations, capital commitments relating to our investments, undrawn letters of credit and various other commitments we enter into in the ordinary course of business that could result in future cash obligations. In addition, we have contractual commitments with midstream companies and pipeline carriers for future gathering, processing and transportation of natural gas to move certain of our production to market. The estimated gross undiscounted future commitments under these agreements were approximately $2.1 billion as of March 31, 2024. As discussed above, we believe our existing sources of liquidity will be sufficient to fund our near and long-term contractual obligations. See Notes 4, 5, 11 and 12 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion.

Credit Facility
On December 9, 2022, the Company, as borrower, entered into a senior secured reserve-based credit agreement providing for the Credit Facility, which features an initial borrowing base of $3.5 billion and aggregate commitments of $2.0 billion. Subject to certain exceptions, the borrowing base will be redetermined semi-annually in or around April and October of each year. The Credit Facility provides for a $200 million sublimit available for the issuance of letters of credit and a $50 million sublimit available for swingline loans. Borrowings under the credit agreement may be alternate base rate loans or term SOFR loans, at the Company’s election. The Credit Facility contains certain features that, upon receipt and maintenance of investment grade ratings from S&P, Moody’s and/or Fitch and the satisfaction of certain other conditions, result in the removal or relaxation of specified negative and financial covenants, among other favorable adjustments. In April 2024, the aggregate commitments related to our Credit Facility were increased by $500 million to $2.5 billion. Additionally, the sublimit available for the issuance of letters of credit was increased by $300 million to $500 million. See Note 4 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion.
Capital Expenditures
For the year ending December 31, 2024, we currently expect to drill approximately 95 to 115 gross wells across 7 to 9 rigs and plan to invest between approximately $1.25 – $1.35 billion in capital expenditures. We currently plan to fund our 2024 capital program through cash on hand, expected cash flow from our operations and borrowings under our Credit Facility. We may alter or change our plans with respect to our capital program and expected capital expenditures based on developments in our business, our financial position, our industry or any of the markets in which we operate.

Sources and (Uses) of Cash and Cash Equivalents
The following table presents the sources and uses of our cash and cash equivalents for the periods presented:

	Three Months Ended March 31,
	2024	2023
Cash provided by operating activities	$552	$889
Proceeds from divestitures of property and equipment	6	931
Receipts of deferred consideration	60	—
Capital expenditures	(421)	(497)
Contributions to investments	(19)	(39)
Payments on Credit Facility, net	—	(1,050)
Cash paid to repurchase and retire common stock	—	(54)
Cash paid for common stock dividends	(77)	(175)
Net increase in cash, cash equivalents and restricted cash	$101	$5
Cash Flow from Operating Activities
Cash provided by operating activities was $552 million and $889 million during the Current Quarter and Prior Quarter, respectively. The decrease during the Current Quarter is primarily due to lower prices for the natural gas we sold as well as decreased sales volumes related to our Eagle Ford divestitures. Cash flows from operations are largely affected by the same factors that affect our net income, excluding various non-cash items, such as depreciation, depletion and amortization, certain impairments, gains or losses on sales of assets, deferred income taxes and mark-to-market changes in our open derivative instruments. See further discussion below under Results of Operations.
Proceeds from Divestitures of Property and Equipment
During the Prior Quarter, we sold a portion of our Eagle Ford assets to WildFire Energy I LLC (with an effective date of October 1, 2022). See Note 2 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion.
Receipts of Deferred Consideration
During the Current Quarter, we received $60 million in deferred consideration associated with our Eagle Ford divestiture transactions. See Note 2 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion.
Capital Expenditures
Our capital expenditures decreased during the Current Quarter compared to the Prior Quarter, primarily as a result of decreased drilling and completion activity within our Marcellus and Haynesville operating areas, as well as reduced activity in Eagle Ford due to our Eagle Ford divestitures. See Note 2 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion.

Contributions to Investments
During the Current Quarter and Prior Quarter, contributions to investments primarily consisted of contributions to our investment with Momentum Sustainable Ventures LLC to build a new natural gas gathering pipeline and carbon capture project. See Note 12 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion.

Payments on Credit Facility, net
During the Prior Quarter, we made net repayments of $1,050 million on the Credit Facility, utilizing a portion of the divestiture proceeds from the sale of a portion of our Eagle Ford assets and also from internally generated cash provided by operating activities.
Cash Paid to Repurchase and Retire Common Stock
We did not repurchase any shares during the Current Quarter, and during the Prior Quarter, we repurchased 0.8 million shares of common stock for an aggregate price of $60 million, which is inclusive of shares for which cash settlement occurred in early April 2023. The repurchased shares of common stock were retired and recorded as a reduction to common stock and retained earnings.
Cash Paid for Common Stock Dividends
As part of our dividend program, we paid common stock dividends of $77 million and $175 million during the Current Quarter and Prior Quarter, respectively. See Note 9 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion.

Results of Operations
Natural Gas, Oil and NGL Production and Average Sales Prices

	Three Months Ended March 31, 2024
	Natural Gas		Oil		NGL		Total
	MMcf per day	$/Mcf	MBbl per day	$/Bbl	MBbl per day	$/Bbl	MMcfe per day	$/Mcfe
Marcellus	1,720	2.03	—	—	—	—	1,720	2.03
Haynesville	1,478	2.03	—	—	—	—	1,478	2.03
Total	3,198	2.03	—	—	—	—	3,198	2.03

Average NYMEX Price		2.24		—
Average Realized Price (including realized derivatives)		2.85		—		—		2.85

	Three Months Ended March 31, 2023
	Natural Gas		Oil		NGL		Total
	MMcf per day	$/Mcf	MBbl per day	$/Bbl	MBbl per day	$/Bbl	MMcfe per day	$/Mcfe
Marcellus	1,974	3.47	—	—	—	—	1,974	3.47
Haynesville	1,549	2.88	—	—	—	—	1,549	2.88
Eagle Ford	128	1.97	54	76.82	16	26.71	546	8.82
Total	3,651	3.17	54	76.82	16	26.71	4,069	3.97

Average NYMEX Price		3.42		76.13
Average Realized Price (including realized derivatives)		2.74		66.79		26.71		3.45

Natural Gas, Oil and NGL Sales

	Three Months Ended March 31, 2024
	Natural Gas	Oil	NGL	Total
Marcellus	$317	$—	$—	$317
Haynesville	272	—	—	272
Total natural gas, oil and NGL sales	$589	$—	$—	$589

	Three Months Ended March 31, 2023
	Natural Gas	Oil	NGL	Total
Marcellus	$617	$—	$—	$617
Haynesville	402	—	—	402
Eagle Ford	23	373	38	434
Total natural gas, oil and NGL sales	$1,042	$373	$38	$1,453

Natural gas, oil and NGL sales during the Current Quarter decreased $864 million compared to the Prior Quarter. Lower average prices, which were consistent with the downward trend in index prices for all products, drove a $376 million decrease during the Current Quarter. The Eagle Ford divestitures resulted in a $434 million decrease. Additionally, lower sales volumes in Marcellus and Haynesville resulted in an aggregate decrease of $54 million.

Production Expenses

	Three Months Ended March 31,
	2024		2023
		$/Mcfe		$/Mcfe
Marcellus	$21	0.14	$24	0.13
Haynesville	38	0.28	47	0.34
Eagle Ford	—	—	60	1.23
Total production expenses	$59	0.20	$131	0.36
Production expenses during the Current Quarter decreased $72 million compared to the Prior Quarter. The decrease was primarily due to the Eagle Ford divestitures. Additionally, Haynesville production expenses decreased as a result of decreased workover activity and lower saltwater disposal expenses.
Gathering, Processing and Transportation Expenses

	Three Months Ended March 31,
	2024		2023
		$/Mcfe		$/Mcfe
Marcellus	$109	0.70	$111	0.62
Haynesville	64	0.47	68	0.49
Eagle Ford	—	—	85	1.73
Total GP&T	$173	0.59	$264	0.72
Gathering, processing and transportation expenses during the Current Quarter decreased $91 million compared to the Prior Quarter. The decrease was primarily related to an $85 million decrease due to the Eagle Ford divestitures.

Severance and Ad Valorem Taxes

	Three Months Ended March 31,
	2024		2023
		$/Mcfe		$/Mcfe
Marcellus	$4	0.02	$5	0.03
Haynesville	25	0.19	34	0.24
Eagle Ford	—	—	30	0.60
Total severance and ad valorem taxes	$29	0.10	$69	0.19
Severance and ad valorem taxes during the Current Quarter decreased $40 million compared to the Prior Quarter. The decrease was primarily related to a $30 million decrease due to the Eagle Ford divestitures. Additionally, Haynesville severance and ad valorem taxes were lower due an increase in horizontal severance tax incentives and a decrease in ad valorem taxable value based on actual assessments received.

Natural Gas and Oil Derivatives

	Three Months Ended March 31,
	2024	2023
Natural gas derivatives - realized gains (losses)	$239	$(140)
Natural gas derivatives - unrealized gains (losses)	(88)	1,021
Total gains on natural gas derivatives	$151	$881

Oil derivatives - realized losses	$—	$(49)
Oil derivatives - unrealized gains	—	98
Total gains on oil derivatives	$—	$49

Contingent consideration unrealized gains	$21	$—
Total gains on natural gas and oil derivatives	$172	$930
See Note 11 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for a discussion of our derivative activity.

General and Administrative Expenses

	Three Months Ended March 31,
	2024	2023
Total G&A, net	$47	$35
G&A, net per Mcfe	$0.16	$0.09
The absolute and per unit increase in total general and administrative expenses, net during the Current Quarter is primarily due to a decrease in our producing well count following the Eagle Ford divestitures, which reduced our allocations and reimbursements of G&A.

Depreciation, Depletion and Amortization

	Three Months Ended March 31,
	2024	2023
DD&A	$399	$390
DD&A per Mcfe	$1.37	$1.06
The absolute and per unit increase in depreciation, depletion and amortization for the Current Quarter compared to the Prior Quarter is primarily the result of a higher depletion rate. The increase in our depletion rate is due to a decrease in prices used in the evaluation of our reserves.

Other Operating Expense, Net

	Three Months Ended March 31,
	2024	2023
Other operating expense, net	$17	$3
During the Current Quarter, we recognized approximately $11 million of costs related to the pending Southwestern Merger, which included legal fees, consulting fees and financial advisory fees.

Interest Expense

	Three Months Ended March 31,
	2024	2023
Interest expense on debt	$32	$46
Amortization of premium, issuance costs and other	(2)	(2)
Capitalized interest	(11)	(7)
Total interest expense	$19	$37
The decrease in total interest expense during the Current Quarter compared to the Prior Quarter was primarily due to lower average debt outstanding between periods.
Other Income

	Three Months Ended March 31,
	2024	2023
Other income	$20	$10
Other income during the Current Quarter primarily consists of $14 million in interest income related to our higher average cash balance during the Current Quarter, as well as $9 million in deferred consideration amortization.

Income Taxes
Income tax expense was $7 million for the Current Quarter. This amount was entirely related to projections of deferred federal and state income taxes. Income tax expense was $404 million for the Prior Quarter. Of this amount, $26 million was the result of projecting current federal and state income taxes, predominately as a result of taxable gains on closed divestitures, and the remainder was related to projections of deferred federal and state income taxes. Our effective income tax rate was 21.2% and 22.5% during the Current Quarter and the Prior Quarter, respectively. Our effective tax rate can fluctuate due to the impact of discrete items, state income taxes and permanent differences. See Note 8 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for a discussion of income taxes.

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
•risks related to an annual limitation on the utilization of our tax attributes, which is expected to be triggered upon the completion of the Southwestern Merger, as well as trading in our common stock, additional issuance of common stock, and certain other stock transactions, which could lead to an additional, potentially more restrictive, annual limitation; and
•other factors that are described under Risk Factors in Item 1A of our 2023 Form 10-K.
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
Our natural gas revenues during the Current Quarter, excluding any effect of our derivative instruments, were $589 million. We did not have any oil or NGL revenues during the Current Quarter. Based on production, natural gas revenues for the Current Quarter would have increased or decreased by approximately $59 million, for a 10% increase or decrease in prices. As of March 31, 2024, the fair value of our natural gas derivatives was a net asset of $599 million. As of March 31, 2024, we did not have any open oil or NGL derivative positions. A 10% increase in forward natural gas prices would decrease the valuation of natural gas derivatives by approximately $174 million, while a 10% decrease would increase the valuation by approximately $178 million. This fair value change assumes volatility based on prevailing market parameters at March 31, 2024. Additionally, should oil prices not meet the average target prices specified within the contingent payment from SilverBow, we may not receive any payment from the up to $50 million contingent consideration arrangement. See Note 11 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further information on our open derivative positions, including information about the contingent consideration arrangement.
Interest Rate Risk
Our exposure to interest rate changes relates primarily to borrowings under our Credit Facility. Interest is payable on borrowings under the Credit Facility based on floating rates. See Note 4 of the notes to our condensed consolidated financial statements included in Item 1 of Part 1 of this report for additional information. As of March 31, 2024, we did not have any outstanding borrowings under our Credit Facility.

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
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2024 that our disclosure controls and procedures were effective.
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
In connection with the Southwestern Merger, one lawsuit has been filed by a purported stockholder of the Company relating to the Southwestern Merger: Gerald Joseph Lovoi v. Chesapeake Energy Corp., et al., No. 1:24-cv-01896 (S.D.N.Y Mar. 13, 2024). The complaint alleges, among other things, that the Company’s Board of Directors caused to be filed a materially misleading and incomplete registration statement on February 29, 2024, in violation of Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9, promulgated thereunder, and seeks to enjoin the Southwestern Merger and obtain other relief. The Company believes that the claims in the complaint are without merit and intends to vigorously defend against them.
See Note 5 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for information regarding our estimation and provision for potential losses related to litigation and regulatory proceedings. Based on management’s current assessment, other than as described above, we are of the opinion that no pending or threatened lawsuit or dispute relating to our business operations is likely to have a material adverse effect on our future consolidated financial position, results of operations or cash flows. The final resolution of such matters could exceed amounts accrued, however, and actual results could differ materially from management’s estimates.
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

Our business has many risks. Factors that could materially adversely affect our business, financial condition, operating results or liquidity and the trading price of our common stock are described under “Risk Factors” in Item 1A of our 2023 Form 10-K. This information should be considered carefully, together with other information in this report and other reports and materials we file with the SEC.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of Equity Securities
We did not repurchase any shares of our common stock during the quarter ended March 31, 2024.

ITEM 3.	Defaults Upon Senior Securities
None.

ITEM 4.	Mine Safety Disclosures
Not applicable.

ITEM 5.	Other Information

During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6.	Exhibits
The exhibits listed below in the Index of Exhibits are filed, furnished or incorporated by reference pursuant to the requirements of Item 601 of Regulation S-K.
INDEX OF EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed or Furnished Herewith
2.1	Fifth Amended Joint Plan of Reorganization of Chesapeake Energy Corporation and its Debtor Affiliates Pursuant to Chapter 11 of the Bankruptcy Code (Exhibit A of the Confirmation Order).	8-K	001-13726	2.1	1/19/2021

2.2*	Agreement and Plan of Merger, dated as of January 10, 2024, among Chesapeake Energy Corporation, Hulk Merger Sub, Inc., Hulk LLC Sub, LLC, and Southwestern Energy Company.	8-K	001-13726	2.1	1/11/2024

10.1†	Form of Chesapeake Energy Corporation Executive Letter Agreement.	8-K	001-13726	10.1	1/11/2024

3.1	Second Amended and Restated Certificate of Incorporation of Chesapeake Energy Corporation.	8-K	001-13726	3.1	2/9/2021

3.2	Second Amended and Restated Bylaws of Chesapeake Energy Corporation.	8-K	001-13726	3.2	2/9/2021

31.1	Domenic J. Dell’Osso, Jr., President and Chief Executive Officer, Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Mohit Singh, Executive Vice President and Chief Financial Officer, Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Domenic J. Dell’Osso Jr., President and Chief Executive Officer, Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Mohit Singh, Executive Vice President and Chief Financial Officer, Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101 INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101 SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed or Furnished Herewith
101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101 LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.					X

101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					X

*	Annexes, schedules and certain exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted annexes, schedules and exhibits upon request by the SEC.
†	Management contract or compensatory plan or arrangement.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHESAPEAKE ENERGY CORPORATION

Date: April 30, 2024	By:	/s/ DOMENIC J. DELL’OSSO, JR.
Domenic J. Dell’Osso, Jr. President and Chief Executive Officer

Date: April 30, 2024	By:	/s/ MOHIT SINGH
Mohit Singh Executive Vice President and Chief Financial Officer