Form 10-Q
period 2024-06-30
CHESAPEAKE ENERGY CORP
filed 2024-07-29
CIK 895126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐      No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☒ No ☐
As of July 25, 2024, there were 131,275,152 shares of our $0.01 par value common stock outstanding.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
INDEX TO FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2024

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
“Current Period” means the six months ended June 30, 2024.
“Current Quarter” means the three months ended June 30, 2024.
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
“Prior Period” means the six months ended June 30, 2023.
“Prior Quarter” means the three months ended June 30, 2023.
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
“Warrants” means collectively, the Class A Warrants, Class B Warrants and Class C Warrants.
“/Bbl” means per barrel.
“/Mcf” means per Mcf.
“/Mcfe” means per Mcfe.

PART I. FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements
CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

($ in millions, except per share data)	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$1,019	$1,079
Restricted cash	76	74
Accounts receivable, net	350	593
Derivative assets	361	637
Other current assets	207	226
Total current assets	2,013	2,609
Property and equipment:
Natural gas and oil properties, successful efforts method
Proved natural gas and oil properties	12,105	11,468
Unproved properties	1,800	1,806
Other property and equipment	512	497
Total property and equipment	14,417	13,771
Less: accumulated depreciation, depletion and amortization	(4,413)	(3,674)
Total property and equipment, net	10,004	10,097
Long-term derivative assets	19	74
Deferred income tax assets	995	933
Other long-term assets	577	663
Total assets	$13,608	$14,376

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$274	$425
Accrued interest	39	39
Derivative liabilities	7	3
Other current liabilities	611	847
Total current liabilities	931	1,314
Long-term debt, net	2,021	2,028
Long-term derivative liabilities	3	9
Asset retirement obligations, net of current portion	264	265
Other long-term liabilities	19	31
Total liabilities	3,238	3,647
Contingencies and commitments (Note 5)
Stockholders' equity:
Common stock, $0.01 par value, 450,000,000 shares authorized: 131,252,107 and 130,789,936 shares issued	1	1
Additional paid-in capital	5,768	5,754
Retained earnings	4,601	4,974
Total stockholders' equity	10,370	10,729
Total liabilities and stockholders' equity	$13,608	$14,376
The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions, except per share data)	2024	2023	2024	2023
Revenues and other:
Natural gas, oil and NGL	$378	$649	$967	$2,102
Marketing	136	611	448	1,263
Natural gas and oil derivatives	(11)	159	161	1,089
Gains on sales of assets	2	472	10	807
Total revenues and other	505	1,891	1,586	5,261
Operating expenses:
Production	49	89	108	220
Gathering, processing and transportation	154	207	327	471
Severance and ad valorem taxes	18	40	47	109
Exploration	3	8	5	15
Marketing	141	611	464	1,262
General and administrative	47	31	94	66
Separation and other termination costs	23	3	23	3
Depreciation, depletion and amortization	348	376	747	766
Other operating expense, net	16	9	33	12
Total operating expenses	799	1,374	1,848	2,924
Income (loss) from operations	(294)	517	(262)	2,337
Other income (expense):
Interest expense	(20)	(22)	(39)	(59)
Losses on purchases, exchanges or extinguishments of debt	(2)	—	(2)	—
Other income	21	23	41	33
Total other income (expense)	(1)	1	—	(26)
Income (loss) before income taxes	(295)	518	(262)	2,311
Income tax expense (benefit)	(68)	127	(61)	531
Net income (loss)	$(227)	$391	$(201)	$1,780
Earnings (loss) per common share:
Basic	$(1.73)	$2.93	$(1.53)	$13.27
Diluted	$(1.73)	$2.73	$(1.53)	$12.36
Weighted average common shares outstanding (in thousands):
Basic	131,168	133,514	131,030	134,125
Diluted	131,168	143,267	131,030	144,007
The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
($ in millions)	2024	2023
Cash flows from operating activities:
Net income (loss)	$(201)	$1,780
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	747	766
Deferred income tax expense (benefit)	(61)	399
Derivative gains, net	(161)	(1,089)
Cash receipts (payments) on derivative settlements, net	488	(49)
Share-based compensation	19	16
Gains on sales of assets	(10)	(807)
Losses on purchases, exchanges or extinguishments of debt	2	—
Other	(7)	29
Changes in assets and liabilities	(55)	359
Net cash provided by operating activities	761	1,404
Cash flows from investing activities:
Capital expenditures	(723)	(1,027)
Receipts of deferred consideration	116	—
Contributions to investments	(45)	(88)
Proceeds from divestitures of property and equipment	12	1,963
Net cash provided by (used in) investing activities	(640)	848
Cash flows from financing activities:
Proceeds from Credit Facility	—	1,125
Payments on Credit Facility	—	(2,175)
Funds held for transition services	—	97
Proceeds from warrant exercise	1	—
Debt issuance and other financing costs	(4)	—
Cash paid to repurchase and retire common stock	—	(181)
Cash paid for common stock dividends	(176)	(335)
Net cash used in financing activities	(179)	(1,469)
Net increase (decrease) in cash, cash equivalents and restricted cash	(58)	783
Cash, cash equivalents and restricted cash, beginning of period	1,153	192
Cash, cash equivalents and restricted cash, end of period	$1,095	$975

Cash and cash equivalents	$1,019	$903
Restricted cash	76	72
Total cash, cash equivalents and restricted cash	$1,095	$975

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(Unaudited)

Supplemental disclosures to the condensed consolidated statements of cash flows are presented below:

	Six Months Ended June 30,
($ in millions)	2024	2023
Supplemental cash flow information:
Interest paid, net of capitalized interest	$45	$68
Income tax refunds received, net	$(2)	$(60)

Supplemental disclosure of significant non-cash investing and financing activities:
Change in accrued drilling and completion costs	$(62)	$31
Operating lease obligations recognized	$—	$65
The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock
($ in millions)	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity
Balance as of December 31, 2022	134,715,094	$1	$5,724	$3,399	$9,124
Share-based compensation	92,048	—	5	—	5
Issuance of common stock for warrant exercise	4,654	—	—	—	—
Repurchase and retirement of common stock	(792,543)	—	—	(60)	(60)
Net income	—	—	—	1,389	1,389
Dividends on common stock	—	—	—	(175)	(175)
Balance as of March 31, 2023	134,019,253	$1	$5,729	$4,553	$10,283
Share-based compensation	109,012	—	7	—	7
Issuance of common stock for warrant exercise	878	—	—	—	—
Repurchase and retirement of common stock	(1,444,402)	—	(10)	(115)	(125)
Net income	—	—	—	391	391
Dividends on common stock	—	—	—	(160)	(160)
Balance as of June 30, 2023	132,684,741	$1	$5,726	$4,669	$10,396

Balance as of December 31, 2023	130,789,936	$1	$5,754	$4,974	$10,729
Share-based compensation	168,538	—	4	—	4
Issuance of common stock for warrant exercise	201	—	—	—	—
Net income	—	—	—	26	26
Dividends on common stock	—	—	—	(77)	(77)
Balance as of March 31, 2024	130,958,675	$1	$5,758	$4,923	$10,682
Share-based compensation	264,072	—	9	—	9
Issuance of common stock for warrant exercise	29,360	—	1	—	1
Net loss	—	—	—	(227)	(227)
Dividends on common stock	—	—	—	(95)	(95)
Balance as of June 30, 2024	131,252,107	$1	$5,768	$4,601	$10,370
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
This Quarterly Report on Form 10-Q (this “Form 10-Q”) relates to our financial position as of June 30, 2024 and December 31, 2023, and our results of operations for the three months ended June 30, 2024 (“Current Quarter”), the six months ended June 30, 2024 (“Current Period”), the three months ended June 30, 2023 (“Prior Quarter”) and the six months ended June 30, 2023 (“Prior Period”). Our annual report on Form 10-K for the year ended December 31, 2023 (“2023 Form 10-K”) should be read in conjunction with this Form 10-Q. The accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair statement of our condensed consolidated financial statements and accompanying notes and include the accounts of our direct and indirect wholly owned subsidiaries and entities in which we have a controlling financial interest. Intercompany accounts and balances have been eliminated. For the time periods covered by this Form 10-Q, we did not have any changes or items impacting other comprehensive income.
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
Restricted Cash
As of June 30, 2024, we had restricted cash of $76 million. Our restricted cash represents funds legally restricted for payment of certain convenience class unsecured claims following our emergence from bankruptcy, as well as for future payment of certain royalties.
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

2.	Natural Gas and Oil Property Transactions

Southwestern Merger Agreement
On January 10, 2024, Chesapeake and Southwestern entered into an all-stock agreement and plan of merger (the “Merger Agreement”). Southwestern is an independent energy company engaged in development, exploration and production activities, including related marketing activities, within its operating areas in the Appalachia and Haynesville shale plays. Pursuant to the terms of the Merger Agreement, at the effective time of the Southwestern Merger, each eligible share of Southwestern common stock issued and outstanding immediately prior to the effective time will be automatically converted into the right to receive 0.0867 of a share of Chesapeake’s common stock. Our Board of Directors and the Board of Directors of Southwestern both approved the Merger Agreement. At separate special meetings each held on June 18, 2024, Chesapeake’s stockholders approved the issuance of Chesapeake’s common stock to the stockholders of Southwestern in connection with the Merger, and Southwestern’s stockholders approved the Merger Agreement. Subject to obtaining certain regulatory approvals and the satisfaction or waiver of other customary closing conditions, the Southwestern Merger is targeted to close in the second half of 2024.

Eagle Ford Divestitures
In January 2023, we entered into an agreement to sell a portion of our Eagle Ford assets to WildFire Energy I LLC for approximately $1.425 billion, subject to customary post-closing adjustments. Approximately $225 million of the purchase price was recorded as deferred consideration and treated as a non-interest-bearing note to be paid in installments of $60 million per year for the first three years following the transaction close date and $45 million to be paid in the fourth year following the transaction close date. During the Current Period, we received the first installment payment related to this transaction. The deferred consideration is recorded at fair value with an imputed rate of interest as a Level 2 input, and approximately $57 million and $58 million of the deferred consideration is reflected within other current assets and approximately $85 million and $135 million is reflected within other long-term assets on the condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023, respectively. The divestiture, which closed on March 20, 2023 (with an effective date of October 1, 2022), resulted in a gain of approximately $337 million, inclusive of post-closing adjustments, based on the difference between the carrying value of the assets and consideration received.
In February 2023, we entered into an agreement to sell a portion of our remaining Eagle Ford assets to INEOS Upstream Holdings Limited (“INEOS Energy”) for approximately $1.4 billion, subject to customary post-closing adjustments. Approximately $225 million of the purchase price was recorded as deferred consideration and treated as a non-interest-bearing note to be paid in installments of approximately $56 million per year for four years following the transaction close date. During the Current Quarter, we received the first installment payment related to this transaction. The deferred consideration is recorded at fair value with an imputed rate of interest as a Level 2 input, and approximately $53 million and $55 million of the deferred consideration is reflected within other current assets and approximately $95 million and $144 million is reflected within other long-term assets on the condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023, respectively. The divestiture, which closed on April 28, 2023 (with an effective date of October 1, 2022), resulted in a gain of approximately $470 million, based on the difference between the carrying value of the assets and consideration received.
In August 2023, we entered into an agreement to sell the final portion of our Eagle Ford assets to SilverBow Resources, Inc. (“SilverBow”) for approximately $700 million, subject to customary post-closing adjustments. Approximately $50 million of the purchase price was recorded as deferred consideration and treated as a non-interest-bearing note to be paid one year from the closing date. The deferred consideration is recorded at fair value with an imputed rate of interest as a Level 2 input, and approximately $48 million and $46 million of the deferred consideration is reflected within other current assets on the condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023, respectively. Additionally, SilverBow agreed to pay Chesapeake an additional contingent payment of $25 million should WTI NYMEX prices average between $75 and $80 per barrel or $50 million should WTI NYMEX prices average above $80 per barrel during the year following the close of the transaction. The fair value of the contingent consideration as of June 30, 2024 of $33 million is reflected within

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
derivative assets within our condensed consolidated balance sheets. See Note 11 for additional information. The divestiture, which closed on November 30, 2023 (with an effective date of February 1, 2023), resulted in a gain of approximately $140 million, based on the difference between the carrying value of the assets and consideration received.

3.	Earnings Per Share
Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per common share is calculated in the same manner but includes the impact of potentially dilutive securities utilizing the treasury stock method. Potentially dilutive securities consists of issuable shares related to warrants, unvested restricted stock units (“RSUs”), and unvested performance share units (“PSUs”).
The reconciliations between basic and diluted earnings (loss) per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator
Net income (loss), basic and diluted	$(227)	$391	$(201)	$1,780

Denominator (in thousands)
Weighted average common shares outstanding, basic	131,168	133,514	131,030	134,125
Effect of potentially dilutive securities
Warrants	—	9,497	—	9,529
Restricted stock units	—	208	—	306
Performance share units	—	48	—	47
Weighted average common shares outstanding, diluted	131,168	143,267	131,030	144,007

Earnings (loss) per common share:
Basic	$(1.73)	$2.93	$(1.53)	$13.27
Diluted	$(1.73)	$2.73	$(1.53)	$12.36

During the Current Quarter and Current Period, the diluted loss per share calculation excludes the effect of 777,369 reserved shares of common stock and 1,466,502 reserved Class C Warrants related to the settlement of General Unsecured Claims associated with the Chapter 11 Cases, as all necessary conditions had not been met for such shares to be considered dilutive shares. Additionally, the diluted loss per share calculations during the Current Quarter and Current Period excludes the antidilutive effect of 10,803,037 and 10,570,473 Warrants, 220,935 and 306,195 RSUs and 120,171 and 146,570 PSUs, respectively.

During the Prior Quarter and Prior Period, the diluted earnings per share calculation excludes the effect of 789,458 reserved shares of common stock and 1,489,337 reserved Class C Warrants related to the settlement of General Unsecured Claims associated with the Chapter 11 Cases, as all necessary conditions had not been met for such shares to be considered dilutive shares.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

4.	Debt
Our long-term debt consisted of the following as of June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
	Carrying Amount	Fair Value(a)	Carrying Amount	Fair Value(a)
Credit Facility	$—	$—	$—	$—
5.50% senior notes due 2026	500	495	500	496
5.875% senior notes due 2029	500	494	500	489
6.75% senior notes due 2029	950	952	950	958
Premiums on senior notes	76	—	83	—
Debt issuance costs	(5)	—	(5)	—
Total long-term debt, net	$2,021	$1,941	$2,028	$1,943
____________________________________________
(a)The carrying value of borrowings under our Credit Facility approximates fair value as the interest rates are based on prevailing market rates; therefore, they are a Level 1 fair value measurement. For all other debt, a market approach, based upon quotes from major financial institutions, which are Level 2 inputs, is used to measure the fair value.
Credit Facility. In December 2022, we entered into a senior secured reserve-based credit agreement, as amended pursuant to the Amendment No. 1 and Borrowing Base Agreement, dated April 29, 2024 (the “2024 Credit Agreement Amendment”) with the lenders and issuing banks party thereto from time to time (the “Lenders”), and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (in such capacity, the “Administrative Agent”), providing for a reserve-based credit facility (as amended pursuant to the 2024 Credit Agreement Amendment, the “Credit Facility”) maturing in December 2027 (as amended, the “Credit Agreement”). The 2024 Credit Agreement Amendment, among other things, increased the aggregate commitments under the Credit Facility from $2.0 billion to $2.5 billion and increased the sublimit available for the issuance of letters of credit from $200 million to $500 million. The Credit Facility provides for a $50 million sublimit available for swingline loans. The borrowing base under the Credit Facility is $3.5 billion. As of June 30, 2024, we have approximately $2.5 billion available for borrowings under the Credit Facility.

The obligations under the Credit Facility are guaranteed by certain of Chesapeake’s subsidiaries (the “Guarantors”), and the Credit Facility is secured by substantially all of the assets owned by the Company and the Guarantors (subject to customary exceptions), including mortgages on not less than 85% of the total PV-9 of the borrowing base properties evaluated in the most recent reserve report (where PV-9 is the net present value, discounted at 9% per annum, of the estimated future net revenues). The borrowing base will be redetermined semi-annually in or around April and October of each year, with one interim “wildcard” redetermination available to each of the Company and the Administrative Agent, the latter at the direction of the Required Lenders (as defined in the Credit Agreement), between scheduled redeterminations. Our borrowing base was reaffirmed in April 2024, and the next scheduled redetermination will be in or around October 2024. The Credit Agreement contains restrictive covenants that limit Chesapeake and its subsidiaries’ ability to, among other things but subject to exceptions customary to reserve-based credit facilities: (i) incur additional indebtedness, (ii) make investments, (iii) enter into mergers; (iv) make or declare dividends; (v) repurchase or redeem certain indebtedness; (vi) enter into certain hedges; (vii) incur liens; (viii) sell assets; and (ix) engage in certain transactions with affiliates. The Credit Agreement requires Chesapeake to maintain compliance with the following financial ratios: (A) a current ratio, which is the ratio of Chesapeake’s and its restricted subsidiaries’ consolidated current assets (including unused commitments under the Credit Facility but excluding certain non-cash assets) to their consolidated current liabilities (excluding the current portion of long-term debt and certain non-cash liabilities), of not less than 1.00 to 1.00; (B) a net leverage ratio, which is the ratio of total indebtedness (less unrestricted cash up to a specified threshold) to Consolidated EBITDAX (as defined in the Credit Agreement) for the prior four fiscal quarters, of not greater than 3.50 to 1.00 and (C) a PV-9 coverage ratio of the net present value, discounted at 9% per annum, of the estimated

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
future net revenues expected in the proved reserves to Chesapeake’s and its restricted subsidiaries’ total indebtedness of not less than 1.50 to 1.00.

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

The Credit Facility is subject to customary events of default, remedies, and cure rights for credit facilities of this nature. The Company has no additional secured debt as of June 30, 2024.

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

Other Matters
In connection with the Southwestern Merger, two lawsuits have been filed by purported stockholders of the Company or Southwestern against the Company and/or the members of the Company’s board of directors: Gerald Joseph Lovoi v. Chesapeake Energy Corp., et al., No. 1:24-cv-01896 (S.D.N.Y. Mar. 13, 2024); Jeffrey Schantz v. Gass et al., No. 155009/2024 (N.Y. Sup. Ct. May 30, 2024). Included in one or both of the complaints were allegations that the defendants violated Sections 14(a) and 20(a) of the Exchange Act and were negligent in misrepresenting or omitting material facts under Florida common law, because the registration statement filed in connection with the Southwestern Merger allegedly omitted or misstated material information. On June 10, 2024, the complaint in the Supreme Court of the State of New York was dismissed. On June 24, 2024, the complaint in the United States District Court for the Southern District of New York was dismissed.
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
The aggregate undiscounted commitments under our gathering, processing and transportation agreements, excluding any reimbursement from working interest and royalty interest owners, credits for third-party volumes or future costs under cost-of-service agreements, are presented below:

June 30, 2024
Remainder of 2024	$142
2025	278
2026	245
2027	214
2028	198
2029-2036	946
Total	$2,023
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

6.	Other Current Liabilities
Other current liabilities as of June 30, 2024 and December 31, 2023 are detailed below:

	June 30, 2024	December 31, 2023
Revenues and royalties due to others	$265	$360
Accrued drilling and production costs	140	211
Accrued hedging costs	—	2
Accrued compensation and benefits	45	64
Taxes payable	54	84
Operating leases	48	84
Joint interest prepayments received	4	8
Other	55	34
Total other current liabilities	$611	$847

7.	Revenue
The following tables show revenue disaggregated by operating area and product type:

	Three Months Ended June 30, 2024
	Natural Gas	Oil	NGL	Total
Marcellus	$192	$—	$—	$192
Haynesville	186	—	—	186
Natural gas, oil and NGL revenue	$378	$—	$—	$378

Marketing revenue	$136	$—	$—	$136

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Three Months Ended June 30, 2023
	Natural Gas	Oil	NGL	Total
Marcellus	$250	$—	$—	$250
Haynesville	256	—	—	256
Eagle Ford	18	104	21	143
Natural gas, oil and NGL revenue	$524	$104	$21	$649

Marketing revenue	$188	$382	$41	$611

	Six Months Ended June 30, 2024
	Natural Gas	Oil	NGL	Total
Marcellus	$509	$—	$—	$509
Haynesville	458	—	—	458
Natural gas, oil and NGL revenue	$967	$—	$—	$967

Marketing revenue	$333	$82	$33	$448

	Six Months Ended June 30, 2023
	Natural Gas	Oil	NGL	Total
Marcellus	$867	$—	$—	$867
Haynesville	658	—	—	658
Eagle Ford	41	477	59	577
Natural gas, oil and NGL revenue	$1,566	$477	$59	$2,102

Marketing revenue	$516	$669	$78	$1,263
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
Accounts receivable as of June 30, 2024 and December 31, 2023 are detailed below:

	June 30, 2024	December 31, 2023
Natural gas, oil and NGL sales	$226	$406
Joint interest	122	180
Other	6	8
Allowance for doubtful accounts	(4)	(1)
Total accounts receivable, net	$350	$593

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

8.	Income Taxes

The table below presents a comparison of the Current Period and Prior Period’s income tax expense (benefit) and actual year-to-date effective tax rates.

	Six Months Ended June 30,
	2024		2023
Income (loss) before income taxes	$(262)		$2,311

Current tax expense	—	—%	132	5.7%
Deferred tax expense (benefit)	(61)	23.3%	399	17.3%
Income tax expense (benefit)	$(61)	23.3%	$531	23.0%

An estimated annual effective tax rate (“EAETR”) is used in recording our interim year-to-date income tax provision. The EAETR is determined based on analysis of year-to-date and projected financial results of our operations. Our EAETR during the Current Period was 22.4%, compared to 23.0% in the Prior Period. The actual year-to-date effective tax rate and EAETR can differ as a result of certain discrete items, which are recorded in the period. Such items include, but are not limited to, certain equity-based compensation, true-ups resulting from differences between tax returns filed and estimated accruals, and tax effects of enacted laws.

There was no current tax expense recorded in the Current Period. The Prior Period recorded $132 million of current tax expense, primarily as a result of tax gains on the Eagle Ford divestitures which closed in the Prior Period.

In the Current Period, we made $12 million in income tax payments, which were offset by $14 million in income tax refunds.

As of December 31, 2023, we were in a net deferred tax asset position and anticipate being in a net deferred tax asset position as of December 31, 2024. Based on all available positive and negative evidence, including projections of future taxable income, we believe it is more likely than not that some of our deferred tax assets will not be realized. As such, a partial valuation allowance was recorded against our net deferred tax asset position for federal and state purposes as of June 30, 2024 and December 31, 2023.
On August 16, 2022, the President of the United States signed into law the Inflation Reduction Act of 2022, which includes provisions for a 15% corporate alternative minimum tax (“CAMT”) on book income for companies whose average book income exceeds $1 billion for any three consecutive years preceding the tax year. Based upon our book income in the past three years, we believe we are subject to the CAMT beginning in the current year. The CAMT will result in incremental taxes to the extent that 15% of our adjusted book earnings exceeds our regular federal tax liability. We do not currently project any material impact due to the CAMT in 2024.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

9.	Equity
Dividends
The table below presents the dividends paid during the Current Period and Prior Period:

	Base	Variable	Rate Per Share	Total
2024:
First Quarter	$0.575	$—	$0.575	$77
Second Quarter	$0.575	$0.14	$0.715	$95

2023:
First Quarter	$0.55	$0.74	$1.29	$175
Second Quarter	$0.55	$0.63	$1.18	$160
On July 29, 2024, we declared a base quarterly dividend payable of $0.575 per share, which will be paid on September 5, 2024 to stockholders of record at the close of business on August 15, 2024.
Share Repurchases
We did not repurchase any shares during the Current Period, and during the Prior Period, we repurchased 2.2 million shares of common stock for an aggregate price of $175 million. The repurchased shares of common stock were retired and recorded as a reduction to common stock and retained earnings and were made pursuant to the share repurchase program that expired on December 31, 2023. All share repurchases made after January 1, 2023 are subject to a 1% excise tax on share repurchases, as enacted under the Inflation Reduction Act of 2022. We are able to net this 1% excise tax on share repurchases against the issuance of shares of our common stock. The impact of this 1% excise tax was immaterial during the Prior Period.

Warrants

	Class A Warrants	Class B Warrants	Class C Warrants(a)
Outstanding as of December 31, 2023	4,247,615	4,403,064	4,023,483
Converted into common stock(b)	—	—	(168)
Outstanding as of March 31, 2024	4,247,615	4,403,064	4,023,315
Converted into common stock(b)	—	(13,122)	(13,325)
Outstanding as of June 30, 2024	4,247,615	4,389,942	4,009,990
_________________________________________
(a)As of June 30, 2024, we had 1,466,502 of reserved Class C Warrants.
(b)During the Current Period, we issued 29,561 shares of common stock as a result of Warrant exercises.

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

	Unvested Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
	(in thousands)
Unvested as of December 31, 2023	940	$73.08
Granted	429	$83.65
Vested(a)	(469)	$66.25
Forfeited	(10)	$72.61
Unvested as of June 30, 2024	890	$81.78
_______________
(a) Approximately 71 thousand RSUs were accelerated related to one-time termination benefits for certain employees.
The aggregate intrinsic value of RSUs that vested during the Current Period was approximately $39 million based on the stock price at the time of vesting.
As of June 30, 2024, there was approximately $56 million of total unrecognized compensation expense related to unvested RSUs. The expense is expected to be recognized over a weighted average period of approximately 2.31 years.
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

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
A summary of the changes in unvested PSUs is presented below:

	Unvested Performance Share Units	Weighted Average Grant Date Fair Value Per Share
	(in thousands)
Unvested as of December 31, 2023	394	$85.78
Granted	134	$95.33
Vested	(126)	$68.72
Forfeited	—	$—
Unvested as of June 30, 2024	402	$94.34
The aggregate intrinsic value of PSUs that vested during the Current Period was approximately $17 million based on the stock price at the time of vesting.
As of June 30, 2024, there was approximately $20 million of total unrecognized compensation expense related to unvested PSUs. The expense is expected to be recognized over a weighted average period of approximately 2.14 years.

RSU and PSU Compensation.
We recognized the following compensation costs, net of actual forfeitures, related to RSUs and PSUs for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
General and administrative expenses	$9	$8	$17	$14
Natural gas and oil properties	2	2	4	3
Production expense	1	1	2	2
Separation and other termination costs	9	—	9	—
Total RSU and PSU compensation	$21	$11	$32	$19
Related income tax benefit	$7	$3	9	4

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

11.	Derivative and Hedging Activities
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
Contingent Consideration Arrangement
In November 2023, we sold the final portion of our Eagle Ford assets to SilverBow. As part of the divestiture agreement, SilverBow agreed to pay Chesapeake an additional contingent payment of $25 million should WTI NYMEX prices average between $75 and $80 per barrel or $50 million should WTI NYMEX prices average above $80 per barrel during the year following the close of the transaction. All changes in fair value are recognized as a gain or loss in earnings in the period they occur within natural gas and oil derivatives in our condensed consolidated statements of operations. During the Current Period, we recorded $21 million of unrealized gains related to the contingent consideration arrangement.

The estimated fair values of our natural gas and oil derivative instrument assets (liabilities) as of June 30, 2024 and December 31, 2023 are provided below:

	June 30, 2024		December 31, 2023
	Notional Volume	Fair Value	Notional Volume	Fair Value
Natural gas (Bcf):
Fixed-price swaps	259	$60	343	$188
Collars	518	256	558	497
Basis protection swaps	425	21	578	2
Total natural gas	1,202	337	1,479	687
Contingent Consideration:
Eagle Ford divestiture		33		12
Total estimated fair value		$370		$699

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following table presents the fair value and location of each classification of derivative instrument included in the condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023 on a gross basis and after same-counterparty netting:

	Gross Fair Value(a)	Amounts Netted in the Condensed Consolidated Balance Sheets	Net Fair Value Presented in the Condensed Consolidated Balance Sheets
As of June 30, 2024
Commodity Contracts:
Short-term derivative asset	$360	$(32)	$328
Long-term derivative asset	33	(14)	19
Short-term derivative liability	(39)	32	(7)
Long-term derivative liability	(17)	14	(3)
Contingent Consideration:
Short-term derivative asset	33	—	33
Total derivatives	$370	$—	$370

As of December 31, 2023
Commodity Contracts:
Short-term derivative asset	$661	$(36)	$625
Long-term derivative asset	101	(27)	74
Short-term derivative liability	(39)	36	(3)
Long-term derivative liability	(36)	27	(9)
Contingent Consideration:
Short-term derivative asset	12	—	12
Total derivatives	$699	$—	$699
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
Credit Risk Considerations
Our derivative instruments expose us to our counterparties’ credit risk. To mitigate this risk, we only enter into commodity contracts derivatives with counterparties that are highly rated or deemed by us to have acceptable credit strength and deemed by management to be competent and competitive market-makers, and we attempt to limit our exposure to non-performance by any single counterparty. As of June 30, 2024, our commodity contract derivative instruments were spread among 17 counterparties.

CHESAPEAKE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Hedging Arrangements
Certain of our hedging arrangements are with counterparties that were also Lenders (or affiliates of Lenders) under our Credit Facility. The contracts entered into with these counterparties are secured by the same collateral that secures the Credit Facility. The counterparties’ obligations must be secured by cash or letters of credit to the extent that any mark-to-market amounts owed to us exceed defined thresholds. As of June 30, 2024, we did not have any cash or letters of credit posted as collateral for our commodity derivatives.

12.	Investments
Momentum Sustainable Ventures LLC. During the fourth quarter of 2022, Chesapeake entered into an agreement with Momentum Sustainable Ventures LLC to build a new natural gas gathering pipeline and carbon capture and sequestration project (“CCUS”), which will gather natural gas produced in the Haynesville Shale for re-delivery to Gulf Coast markets, including LNG export. The pipeline is expected to have an initial capacity of 1.7 Bcf/d expandable to 2.2 Bcf/d. The carbon capture portion of the project anticipates capturing and permanently sequestering up to 2.0 million tons per annum of CO2. The natural gas gathering pipeline is projected for a potential in-service date in 2025, and the carbon sequestration portion of the project is subject to regulatory approvals. We have a 35% interest in the project and estimate approximately $75 million remaining in our commitment to the project. We have accounted for this investment as an equity method investment, and its carrying value, which is reflected within other long-term assets on the condensed consolidated balance sheets, was $280 million and $238 million as of June 30, 2024 and December 31, 2023, respectively. As of June 30, 2024, the carrying value of our investment in Momentum Sustainable Ventures LLC included approximately $8 million of capitalized interest related to the project.

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
We are an independent exploration and production company engaged in the acquisition, exploration and development of properties to produce natural gas, oil and NGL from underground reservoirs. We own a large portfolio of onshore U.S. unconventional natural gas assets, including interests in approximately 5,100 natural gas wells as of June 30, 2024. Our natural gas resource plays are the Marcellus Shale in the northern Appalachian Basin in Pennsylvania (“Marcellus”) and the Haynesville/Bossier Shales in northwestern Louisiana (“Haynesville”). Our liquids-rich resource play was in the Eagle Ford Shale in South Texas (“Eagle Ford”). During 2023, we completed our exit from Eagle Ford through three separate divestiture transactions, with aggregate proceeds from these three transactions exceeding $3.5 billion, subject to customary post-closing adjustments.
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
In conjunction with the goals set above, we have received independent certification of our operated natural gas production under the MiQ methane standard and EO100™ Standard for Responsible Energy Development as responsibly sourced gas, and we intend on maintaining certifications. The independent certification of our production as responsibly sourced provides a verified approach to tracking our progress towards our commitment to reduce our methane intensity, as well as supporting our overall objective of achieving net-zero GHG emissions (Scope 1 and 2) by 2035.

Recent Developments
Southwestern Merger Agreement
On January 10, 2024, Chesapeake and Southwestern entered into an all-stock agreement and plan of merger (the “Merger Agreement”). Southwestern is an independent energy company engaged in development, exploration and production activities, including related marketing activities, within its operating areas in the Appalachia and Haynesville shale plays. Pursuant to the terms of the Merger Agreement, at the effective time of the Southwestern Merger, each eligible share of Southwestern common stock issued and outstanding immediately prior to the effective time will be automatically converted into the right to receive 0.0867 of a share of Chesapeake’s common stock. Our Board of Directors and the Board of Directors of Southwestern both approved the Merger Agreement. At separate special meetings each held on June 18, 2024, Chesapeake’s stockholders approved the issuance of Chesapeake’s common stock to the stockholders of Southwestern in connection with the Merger, and Southwestern’s stockholders approved the Merger Agreement. Subject to the obtaining of certain regulatory approvals and the satisfaction or waiver of other customary closing conditions, the Southwestern Merger is targeted to close in the second half of 2024.
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
Investments - Momentum Sustainable Ventures LLC
During the fourth quarter of 2022, we entered into an agreement with Momentum Sustainable Ventures LLC to build a new natural gas gathering pipeline and carbon capture and sequestration project, which will gather natural gas produced in the Haynesville Shale for re-delivery to Gulf Coast markets, including LNG export. The pipeline is expected to have an initial capacity of 1.7 Bcf/d expandable to 2.2 Bcf/d. The carbon capture portion of the project anticipates capturing and permanently sequestering up to 2.0 million tons per annum of CO2. The natural gas gathering pipeline is projected for a potential in-service date in 2025, and the carbon sequestration portion of the project is subject to regulatory approvals. Through the end of the Current Period, we have made total capital contributions of $275 million to the project.

Economic and Market Conditions
Instability and conflict in Europe and the Middle East has caused, and could intensify, volatility in natural gas, oil and NGL prices, and may further impact on global growth prospects, which could in turn affect supply and demand for natural gas and oil. In addition, a mild winter in 2023 and historically higher inventory levels have resulted in an observed decline in natural gas pricing in 2023 and into 2024. Our 2024 estimated cash flow is partially protected from commodity price volatility due to our current hedge positions that cover approximately 60% of our projected natural gas volumes for 2024. We believe our cost structure and liquidity position will enable us to successfully navigate continued price volatility.

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

Liquidity and Capital Resources
Liquidity Overview
Our primary sources of capital resources and liquidity are internally generated cash flows from operations and borrowings under our Credit Facility, and our primary uses of cash are for the development of our natural gas and oil properties, acquisitions of additional natural gas properties and return of value to stockholders through dividends and equity repurchases. We believe our cash flow from operations, proceeds from our recent Eagle Ford divestitures, cash on hand and borrowing capacity under the Credit Facility, as discussed below, will provide sufficient liquidity during the next 12 months and the foreseeable future. As of June 30, 2024, we had $3.5 billion of liquidity available, including $1.0 billion of cash on hand and $2.5 billion of aggregate unused borrowing capacity available under the Credit Facility. As of June 30, 2024, we had no outstanding borrowings under our Credit Facility. In April 2024, the aggregate commitments under the Credit Facility were increased by $500 million to $2.5 billion, bringing our total unused borrowing capacity under the Credit Facility to $2.5 billion. See Note 4 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion of our debt obligations, including the carrying and fair value of our senior notes.
Dividends
On July 29, 2024, we declared a base quarterly dividend payable of $0.575 per share, which will be paid on September 5, 2024 to stockholders of record at the close of business on August 15, 2024.
The declaration and payment of any future dividend, whether fixed or variable, will remain at the full discretion of the Board and will depend on the Company’s financial results, cash requirements, future prospects and other relevant factors. The Company’s ability to pay dividends to its stockholders is restricted by (i) Oklahoma corporate law, (ii) its Certificate of Incorporation, (iii) the terms and provisions of the Credit Agreement governing the Credit Facility and (iv) the terms and provisions of the indentures governing its 5.50% Senior Notes due 2026, 5.875% Senior Notes due 2029 and 6.75% Senior Notes due 2029.
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

Contractual Obligations and Off-Balance Sheet Arrangements
As of June 30, 2024, our material contractual obligations include repayment of senior notes, derivative obligations, asset retirement obligations, lease obligations, capital commitments relating to our investments, undrawn letters of credit and various other commitments we enter into in the ordinary course of business that could result in future cash obligations. In addition, we have contractual commitments with midstream companies and pipeline carriers for future gathering, processing and transportation of natural gas to move certain of our production to market. The estimated gross undiscounted future commitments under these agreements were approximately $2.0 billion as of June 30, 2024. As discussed above, we believe our existing sources of liquidity will be sufficient to fund our near and long-term contractual obligations. See Notes 4, 5, 11 and 12 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion.

Credit Facility
On April 29, 2024, we amended our Credit Agreement to, among other things, increase the aggregate commitments under the Credit Facility from $2.0 billion to $2.5 billion and increase the sublimit available for the issuance of letters of credit from $200 million to $500 million. Our Credit Facility matures in December 2027. The Credit Facility provides for a $50 million sublimit available for swingline loans. The borrowing base under the Credit Facility is $3.5 billion. Subject to certain exceptions, the borrowing base will be redetermined semi-annually in or around April and October of each year. As of June 30, 2024, we have approximately $2.5 billion available for borrowings under the Credit Facility.

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
Capital Expenditures
For the year ending December 31, 2024, we currently expect to drill approximately 95 to 115 gross wells across 7 to 9 rigs and plan to invest between approximately $1.2 – $1.3 billion in capital expenditures. We currently plan to fund our 2024 capital program through cash on hand, expected cash flow from our operations and borrowings under our Credit Facility. We may alter or change our plans with respect to our capital program and expected capital expenditures based on developments in our business, our financial position, our industry or any of the markets in which we operate.

Sources and (Uses) of Cash and Cash Equivalents
The following table presents the sources and uses of our cash and cash equivalents for the periods presented:

	Six Months Ended June 30,
	2024	2023
Cash provided by operating activities	$761	$1,404
Proceeds from divestitures of property and equipment	12	1,963
Receipts of deferred consideration	116	—
Funds held for transition services	—	97
Proceeds from warrant exercise	1	—
Capital expenditures	(723)	(1,027)
Contributions to investments	(45)	(88)
Payments on Credit Facility, net	—	(1,050)
Cash paid to repurchase and retire common stock	—	(181)
Cash paid for common stock dividends	(176)	(335)
Debt issuance and other financing costs	(4)	—
Net increase (decrease) in cash, cash equivalents and restricted cash	$(58)	$783
Cash Flow from Operating Activities
Cash provided by operating activities was $761 million and $1,404 million during the Current Period and Prior Period, respectively. The decrease during the Current Period is primarily due to lower prices for the natural gas we sold, as well as decreased sales volumes related to our Eagle Ford divestitures and planned production curtailments and activity deferrals. Cash flows from operations are largely affected by the same factors that affect our net income (loss), excluding various non-cash items, such as depreciation, depletion and amortization, certain impairments, gains or losses on sales of assets, deferred income taxes and mark-to-market changes in our open derivative instruments. See further discussion below under Results of Operations.
Proceeds from Divestitures of Property and Equipment
During the Prior Period, we sold a portion of our Eagle Ford assets to WildFire Energy I LLC and also sold a portion of our remaining Eagle Ford assets to INEOS Energy (each transaction with an effective date of October 1, 2022). See Note 2 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion.
Receipts of Deferred Consideration
During the Current Period, we received $116 million in deferred consideration associated with our Eagle Ford divestiture transactions. See Note 2 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion.
Funds Held for Transition Services
During the Prior Period, we held $97 million of funds relating to transition services associated with our Eagle Ford divestitures.
Capital Expenditures
Our capital expenditures decreased during the Current Period compared to the Prior Period, primarily as a result of decreased drilling and completion activity within our Marcellus and Haynesville operating areas, as well as reduced activity in Eagle Ford due to our Eagle Ford divestitures. See Note 2 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion.

Contributions to Investments
During the Current Period and Prior Period, contributions to investments primarily consisted of contributions to our investment with Momentum Sustainable Ventures LLC to build a new natural gas gathering pipeline and carbon capture project. See Note 12 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion.
Payments on Credit Facility, net

During the Prior Period, we made net repayments of $1,050 million on the Credit Facility, utilizing a portion of the divestiture proceeds from the Eagle Ford divestitures and also from internally generated cash provided by operating activities.
Cash Paid to Repurchase and Retire Common Stock
We did not repurchase any shares during the Current Period, and during the Prior Period, we repurchased 2.2 million shares of common stock for an aggregate price of $181 million, which is inclusive of shares for which cash settlement occurred in early July 2023. The repurchased shares of common stock were retired and recorded as a reduction to common stock and retained earnings.
Cash Paid for Common Stock Dividends
As part of our dividend program, we paid common stock dividends of $176 million and $335 million during the Current Period and Prior Period, respectively. See Note 9 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion.

Results of Operations
Natural Gas, Oil and NGL Production and Average Sales Prices

	Three Months Ended June 30, 2024
	Natural Gas		Oil		NGL		Total
	MMcf per day	$/Mcf	MBbl per day	$/Bbl	MBbl per day	$/Bbl	MMcfe per day	$/Mcfe
Marcellus	1,554	1.35	—	—	—	—	1,554	1.35
Haynesville	1,191	1.70	—	—	—	—	1,191	1.70
Total	2,745	1.51	—	—	—	—	2,745	1.51

Average NYMEX Price		1.89		—
Average Realized Price (including realized derivatives)		2.51		—		—		2.51

	Three Months Ended June 30, 2023
	Natural Gas		Oil		NGL		Total
	MMcf per day	$/Mcf	MBbl per day	$/Bbl	MBbl per day	$/Bbl	MMcfe per day	$/Mcfe
Marcellus	1,830	1.51	—	—	—	—	1,830	1.51
Haynesville	1,590	1.77	—	—	—	—	1,590	1.77
Eagle Ford	85	2.32	15	76.39	10	23.67	233	6.73
Total	3,505	1.65	15	76.39	10	23.67	3,653	1.97

Average NYMEX Price		2.10		73.78
Average Realized Price (including realized derivatives)		2.36		84.58		23.67		2.67

	Six Months Ended June 30, 2024
	Natural Gas		Oil		NGL		Total
	MMcf per day	$/Mcf	MBbl per day	$/Bbl	MBbl per day	$/Bbl	MMcfe per day	$/Mcfe
Marcellus	1,637	1.71	—	—	—	—	1,637	1.71
Haynesville	1,334	1.88	—	—	—	—	1,334	1.88
Total	2,971	1.79	—	—	—	—	2,971	1.79

Average NYMEX Price		2.07		—
Average Realized Price (including realized derivatives)		2.69		—		—		2.69

	Six Months Ended June 30, 2023
	Natural Gas		Oil		NGL		Total
	MMcf per day	$/Mcf	MBbl per day	$/Bbl	MBbl per day	$/Bbl	MMcfe per day	$/Mcfe
Marcellus	1,901	2.52	—	—	—	—	1,901	2.52
Haynesville	1,570	2.32	—	—	—	—	1,570	2.32
Eagle Ford	106	2.11	34	76.72	13	25.54	389	8.19
Total	3,577	2.42	34	76.72	13	25.54	3,860	3.01

Average NYMEX Price		2.76		74.96
Average Realized Price (including realized derivatives)		2.55		70.67		25.54		3.08

Natural Gas, Oil and NGL Sales

	Three Months Ended June 30, 2024
	Natural Gas	Oil	NGL	Total
Marcellus	$192	$—	$—	$192
Haynesville	186	—	—	186
Total natural gas, oil and NGL sales	$378	$—	$—	$378

	Three Months Ended June 30, 2023
	Natural Gas	Oil	NGL	Total
Marcellus	$250	$—	$—	$250
Haynesville	256	—	—	256
Eagle Ford	18	104	21	143
Total natural gas, oil and NGL sales	$524	$104	$21	$649

	Six Months Ended June 30, 2024
	Natural Gas	Oil	NGL	Total
Marcellus	$509	$—	$—	$509
Haynesville	458	—	—	458
Total natural gas, oil and NGL sales	$967	$—	$—	$967

	Six Months Ended June 30, 2023
	Natural Gas	Oil	NGL	Total
Marcellus	$867	$—	$—	$867
Haynesville	658	—	—	658
Eagle Ford	41	477	59	577
Total natural gas, oil and NGL sales	$1,566	$477	$59	$2,102
Natural gas, oil and NGL sales during the Current Quarter decreased $271 million compared to the Prior Quarter. Lower average prices, which were consistent with the downward trend in index prices for all products, drove a $33 million decrease during the Current Quarter. The Eagle Ford divestitures resulted in a $143 million decrease. Additionally, planned curtailments and activity deferrals during the Current Quarter led to lower sales volumes in Marcellus and Haynesville, resulting in an aggregate decrease of $95 million.
Natural gas, oil and NGL sales during the Current Period decreased $1,135 million compared to the Prior Period. Lower average prices, which were consistent with the downward trend in index prices for all products, drove a $402 million decrease during the Current Period. The Eagle Ford divestitures resulted in a $577 million decrease. Additionally, planned curtailments and activity deferrals led to lower sales volumes in Marcellus and Haynesville, resulting in an aggregate decrease of $156 million.
Production Expenses

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
		$/Mcfe		$/Mcfe		$/Mcfe		$/Mcfe
Marcellus	$19	0.14	$19	0.12	$40	0.14	$43	0.13
Haynesville	30	0.28	52	0.36	68	0.28	99	0.35
Eagle Ford	—	—	18	0.82	—	—	78	1.11
Total production expenses	$49	0.20	$89	0.27	$108	0.20	$220	0.31
Production expenses during the Current Quarter decreased $40 million compared to the Prior Quarter. The decrease was due to a $22 million decrease in Haynesville primarily related to decreased workover activity and lower saltwater disposal expenses, as well as an $18 million decrease due to the Eagle Ford divestitures.

Production expenses during the Current Period decreased $112 million compared to the Prior Period. The decrease was primarily due to a $78 million decrease due to the Eagle Ford divestitures, as well as a $31 million decrease in Haynesville as a result of decreased workover activity and lower saltwater disposal expenses.
Gathering, Processing and Transportation Expenses

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
		$/Mcfe		$/Mcfe		$/Mcfe		$/Mcfe
Marcellus	$102	0.72	$108	0.65	$211	0.71	$219	0.64
Haynesville	52	0.48	65	0.45	116	0.48	133	0.47
Eagle Ford	—	—	34	1.58	—	—	119	1.69
Total GP&T	$154	0.62	$207	0.62	$327	0.60	$471	0.67
Gathering, processing and transportation expenses during the Current Quarter decreased $53 million compared to the Prior Quarter. The decrease was primarily related to a $34 million decrease due to the Eagle Ford divestitures. Additionally, decreased volumes resulted in a $13 million decrease in Haynesville.
Gathering, processing and transportation expenses during the Current Period decreased $144 million compared to the Prior Period. The decrease was primarily related to a $119 million decrease due to the Eagle Ford divestitures. Additionally, decreased volumes resulted in a $17 million decrease in Haynesville.

Severance and Ad Valorem Taxes

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
		$/Mcfe		$/Mcfe		$/Mcfe		$/Mcfe
Marcellus	$3	0.02	$2	0.01	$7	0.02	$7	0.02
Haynesville	15	0.14	29	0.21	40	0.17	63	0.22
Eagle Ford	—	—	9	0.42	—	—	39	0.55
Total severance and ad valorem taxes	$18	0.07	$40	0.12	$47	0.09	$109	0.16
Severance and ad valorem taxes during the Current Quarter decreased $22 million compared to the Prior Quarter. The decrease was primarily related to a $10 million decrease due to ad valorem taxable value decreasing based on lower commodity prices and a $9 million decrease due to the Eagle Ford divestitures. Additionally, Haynesville severance taxes decreased as a result of decreased volumes.
Severance and ad valorem taxes during the Current Period decreased $62 million compared to the Prior Period. The decrease was primarily related to a $39 million decrease due to the Eagle Ford divestitures and a $15 million decrease due to ad valorem taxable value decreasing based on lower commodity prices. Additionally, Haynesville severance taxes decreased as a result of decreased volumes.

Natural Gas and Oil Derivatives

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Natural gas derivatives - realized gains	$251	$226	$490	$86
Natural gas derivatives - unrealized gains (losses)	(262)	(68)	(350)	953
Total gains (losses) on natural gas derivatives	$(11)	$158	$140	$1,039

Oil derivatives - realized gains (losses)	$—	$11	$—	$(38)
Oil derivatives - unrealized gains (losses)	—	(10)	—	88
Total gains on oil derivatives	$—	$1	$—	$50

Contingent consideration unrealized gains	$—	$—	$21	$—
Total gains (losses) on natural gas and oil derivatives	$(11)	$159	$161	$1,089
See Note 11 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for a discussion of our derivative activity.

General and Administrative Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Total G&A, net	$47	$31	$94	$66
G&A, net per Mcfe	$0.19	$0.09	$0.17	$0.09
The absolute and per unit increase in total general and administrative expenses, net during the Current Quarter and Current Period is primarily due to a decrease in our producing well count following the Eagle Ford divestitures, which reduced our allocations and reimbursements of G&A.

Separation and Other Termination Costs
During the Current Period, we recognized $23 million of separation and other termination costs related to one-time termination benefits for certain employees.
Depreciation, Depletion and Amortization

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
DD&A	$348	$376	$747	$766
DD&A per Mcfe	$1.39	$1.14	$1.38	$1.09
The per unit increase in depreciation, depletion and amortization for the Current Quarter and Current Period compared to the Prior Quarter and Prior Period, respectively, is primarily the result of a higher depletion rate. The increase in our depletion rate is due to a decrease in prices used in the evaluation of our reserves. The decrease in absolute depreciation, depletion and amortization for the Current Quarter and Current Period compared to the Prior Quarter and Prior Period is due to decreased volumes.

Other Operating Expense, Net

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Other operating expense, net	$16	$9	$33	$12
During the Current Quarter and Current Period, we recognized approximately $15 million and $26 million, respectively, of costs related to the pending Southwestern Merger, which included legal fees, consulting fees and financial advisory fees.
Interest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest expense on debt	$32	$32	$64	$78
Amortization of premium, issuance costs and other	(3)	(3)	(5)	(5)
Capitalized interest	(9)	(7)	(20)	(14)
Total interest expense	$20	$22	$39	$59
The decrease in total interest expense during the Current Quarter and Current Period compared to the Prior Quarter and Prior Period was due to lower average debt outstanding between periods as well as increased capitalized interest, primarily related to our investment in Momentum Sustainable Ventures LLC.
Other Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Other income	$21	$23	$41	$33
Other income during the time periods presented above primarily consists of interest income and deferred consideration amortization. The increase during the Current Period was primarily due to increased interest income related to our higher average cash balance compared to the Prior Period.

Income Taxes
An income tax benefit of $61 million was recorded for the Current Period. This amount was entirely related to projections of deferred federal and state income taxes. Income tax expense was $531 million for the Prior Period. Of this amount, $132 million was the result of projecting current federal and state income taxes, predominately as a result of taxable gains on closed divestitures, and the remainder was related to projections of deferred federal and state income taxes. Our effective income tax rate was 23.3% and 23.0% during the Current Period and the Prior Period, respectively. Our effective tax rate can fluctuate due to the impact of discrete items, state income taxes and permanent differences. See Note 8 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for a discussion of income taxes.

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
Our natural gas revenues during the Current Period, excluding any effect of our derivative instruments, were $967 million. We did not have any oil or NGL revenues during the Current Period. Based on production, natural gas revenues for the Current Period would have increased or decreased by approximately $97 million, for a 10% increase or decrease in prices. As of June 30, 2024, the fair value of our natural gas derivatives was a net asset of $337 million. As of June 30, 2024, we did not have any open oil or NGL derivative positions. A 10% increase in forward natural gas prices would decrease the valuation of natural gas derivatives by approximately $175 million, while a 10% decrease would increase the valuation by approximately $178 million. This fair value change assumes volatility based on prevailing market parameters at June 30, 2024. Additionally, should oil prices not meet the average target prices specified within the contingent payment from SilverBow, we may not receive any payment from the up to $50 million contingent consideration arrangement. See Note 11 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further information on our open derivative positions, including information about the contingent consideration arrangement.
Interest Rate Risk
Our exposure to interest rate changes relates primarily to borrowings under our Credit Facility. Interest is payable on borrowings under the Credit Facility based on floating rates. See Note 4 of the notes to our condensed consolidated financial statements included in Item 1 of Part 1 of this report for additional information. As of June 30, 2024, we did not have any outstanding borrowings under our Credit Facility.

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
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2024 that our disclosure controls and procedures were effective.
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
In connection with the Southwestern Merger, two lawsuits have been filed by purported stockholders of the Company or Southwestern against the Company and/or the members of the Company’s board of directors: Gerald Joseph Lovoi v. Chesapeake Energy Corp., et al., No. 1:24-cv-01896 (S.D.N.Y. Mar. 13, 2024); Jeffrey Schantz v. Gass et al., No. 155009/2024 (N.Y. Sup. Ct. May 30, 2024). Included in one or both of the complaints were allegations that the defendants violated Sections 14(a) and 20(a) of the Exchange Act and were negligent in misrepresenting or omitting material facts under Florida common law, because the registration statement filed in connection with the Southwestern Merger allegedly omitted or misstated material information. On June 10, 2024, the complaint in the Supreme Court of the State of New York was dismissed. On June 24, 2024, the complaint in the United States District Court for the Southern District of New York was dismissed.
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
We did not repurchase any shares of our common stock during the quarter ended June 30, 2024.

ITEM 3.	Defaults Upon Senior Securities
None.

ITEM 4.	Mine Safety Disclosures
Not applicable.

ITEM 5.	Other Information

During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

10.1*
Amendment No. 1 and Borrowing Base Agreement, dated as of April 29, 2024, among Chesapeake Energy Corporation, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders and other parties thereto.
						X

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

CHESAPEAKE ENERGY CORPORATION

Date: July 29, 2024	By:	/s/ DOMENIC J. DELL’OSSO, JR.
Domenic J. Dell’Osso, Jr. President and Chief Executive Officer

Date: July 29, 2024	By:	/s/ MOHIT SINGH
Mohit Singh Executive Vice President and Chief Financial Officer