Form 10-Q
period 2024-09-30
EXPAND ENERGY Corp
filed 2024-10-29
CIK 895126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 001-13726
EXPAND ENERGY CORPORATION
(Exact name of registrant as specified in its charter)

Oklahoma			73-1395733
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)
6100 North Western Avenue,	Oklahoma City,	Oklahoma	73118
(Address of principal executive offices)			(Zip Code)
		(405)	848-8000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 par value per share	EXE	The Nasdaq Stock Market LLC
Class A Warrants to purchase Common Stock	EXEEW	The Nasdaq Stock Market LLC
Class B Warrants to purchase Common Stock	EXEEZ	The Nasdaq Stock Market LLC
Class C Warrants to purchase Common Stock	EXEEL	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐      No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☒ No ☐
As of October 24, 2024, there were 231,034,791 shares of our $0.01 par value common stock outstanding.

EXPAND ENERGY CORPORATION AND SUBSIDIARIES
INDEX TO FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2024

Explanatory Note and Definitions
On October 1, 2024, Chesapeake completed its previously announced merger with Southwestern. After the Southwestern Merger, Chesapeake changed its name to Expand Energy Corporation. Unless otherwise specified, information set forth herein relates to the period as of and for the quarter and year-to-date periods ended September 30, 2024 and therefore does not include the information of Southwestern and its subsidiaries for those periods, the corresponding prior year periods or financial position as of September 30, 2024 or December 31, 2023.
References to “us,” “we,” “our,” “ours,” “Expand Energy” and the “Company” prior to October 1, 2024 refer to Chesapeake Energy Corporation and its consolidated subsidiaries prior to the Southwestern Merger and do not include Southwestern and its subsidiaries, while such references on or after October 1, 2024 refer to the combined company as a result of the Southwestern Merger, including Southwestern and its subsidiaries. All monetary values, other than per unit and per share amounts, are stated in millions of U.S. dollars unless otherwise specified. In addition, the following are other abbreviations and definitions of certain terms used within this Quarterly Report on Form 10-Q:
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
“Chesapeake” means Chesapeake Energy Corporation, prior to the Southwestern Merger.
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
“Current Period” means the nine months ended September 30, 2024.
“Current Quarter” means the three months ended September 30, 2024.
“DD&A” means depreciation, depletion and amortization.
“Debtors” means Chesapeake Energy Corporation prior to the Southwestern Merger, together with all of its direct and indirect subsidiaries that have filed the Chapter 11 Cases.
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
“Prior Period” means the nine months ended September 30, 2023.
“Prior Quarter” means the three months ended September 30, 2023.
“Rights Offering” means the common stock rights offering for the Rights Offering Amount consummated by the Debtors on the Effective Date.
“Southwestern” means Southwestern Energy Company.
“Southwestern Merger” means Chesapeake’s merger with Southwestern, which closed on October 1, 2024.
“SEC” means United States Securities and Exchange Commission.
“SOFR” means a rate equal to the secured overnight financing rate as administered by the SOFR Administrator, the Federal Reserve Bank of New York (or a successor administrator of the secured overnight financing rate).
“Warrants” means collectively, the Class A Warrants, Class B Warrants and Class C Warrants.
“/Bbl” means per barrel.
“/Mcf” means per Mcf.
“/Mcfe” means per Mcfe.

PART I. FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements
EXPAND ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

($ in millions, except per share data)	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$1,044	$1,079
Restricted cash	76	74
Accounts receivable, net	261	593
Derivative assets	199	637
Other current assets	217	226
Total current assets	1,797	2,609
Property and equipment:
Natural gas and oil properties, successful efforts method
Proved natural gas and oil properties	12,373	11,468
Unproved properties	1,806	1,806
Other property and equipment	518	497
Total property and equipment	14,697	13,771
Less: accumulated depreciation, depletion and amortization	(4,743)	(3,674)
Total property and equipment, net	9,954	10,097
Long-term derivative assets	15	74
Deferred income tax assets	1,038	933
Other long-term assets	588	663
Total assets	$13,392	$14,376

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$264	$425
Accrued interest	41	39
Derivative liabilities	5	3
Other current liabilities	589	847
Total current liabilities	899	1,314
Long-term debt, net	2,017	2,028
Long-term derivative liabilities	—	9
Asset retirement obligations, net of current portion	271	265
Other long-term liabilities	17	31
Total liabilities	3,204	3,647
Contingencies and commitments (Note 5)
Stockholders' equity:
Common stock, $0.01 par value, 450,000,000 shares authorized: 135,107,576 and 130,789,936 shares issued	1	1
Additional paid-in capital	5,778	5,754
Retained earnings	4,409	4,974
Total stockholders' equity	10,188	10,729
Total liabilities and stockholders' equity	$13,392	$14,376
The accompanying notes are an integral part of these condensed consolidated financial statements.

EXPAND ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions, except per share data)	2024	2023	2024	2023
Revenues and other:
Natural gas, oil and NGL	$407	$682	$1,374	$2,784
Marketing	193	724	641	1,987
Natural gas and oil derivatives	46	106	207	1,195
Gains on sales of assets	2	—	12	807
Total revenues and other	648	1,512	2,234	6,773
Operating expenses:
Production	50	73	158	293
Gathering, processing and transportation	152	192	479	663
Severance and ad valorem taxes	11	27	58	136
Exploration	2	4	7	19
Marketing	192	723	656	1,985
General and administrative	39	29	133	95
Separation and other termination costs	—	—	23	3
Depreciation, depletion and amortization	335	382	1,082	1,148
Other operating expense, net	22	3	55	15
Total operating expenses	803	1,433	2,651	4,357
Income (loss) from operations	(155)	79	(417)	2,416
Other income (expense):
Interest expense	(20)	(23)	(59)	(82)
Losses on purchases, exchanges or extinguishments of debt	—	—	(2)	—
Other income	17	15	58	48
Total other income (expense)	(3)	(8)	(3)	(34)
Income (loss) before income taxes	(158)	71	(420)	2,382
Income tax expense (benefit)	(44)	1	(105)	532
Net income (loss)	$(114)	$70	$(315)	$1,850
Earnings (loss) per common share:
Basic	$(0.85)	$0.53	$(2.39)	$13.86
Diluted	$(0.85)	$0.49	$(2.39)	$12.90
Weighted average common shares outstanding (in thousands):
Basic	133,794	132,153	131,958	133,460
Diluted	133,794	142,348	131,958	143,463
The accompanying notes are an integral part of these condensed consolidated financial statements.

EXPAND ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
($ in millions)	2024	2023
Cash flows from operating activities:
Net income (loss)	$(315)	$1,850
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	1,082	1,148
Deferred income tax expense (benefit)	(105)	319
Derivative gains, net	(207)	(1,195)
Cash receipts on derivative settlements, net	695	167
Share-based compensation	29	25
Gains on sales of assets	(12)	(807)
Losses on purchases, exchanges or extinguishments of debt	2	—
Other	(16)	35
Changes in assets and liabilities	30	368
Net cash provided by operating activities	1,183	1,910
Cash flows from investing activities:
Capital expenditures	(1,021)	(1,450)
Receipts of deferred consideration	116	—
Contributions to investments	(71)	(149)
Proceeds from divestitures of property and equipment	17	1,967
Net cash provided by (used in) investing activities	(959)	368
Cash flows from financing activities:
Proceeds from Credit Facility	—	1,125
Payments on Credit Facility	—	(2,175)
Funds held for transition services	—	91
Proceeds from warrant exercise	1	—
Debt issuance and other financing costs	(4)	—
Cash paid to repurchase and retire common stock	—	(313)
Cash paid for common stock dividends	(254)	(412)
Net cash used in financing activities	(257)	(1,684)
Net increase (decrease) in cash, cash equivalents and restricted cash	(33)	594
Cash, cash equivalents and restricted cash, beginning of period	1,153	192
Cash, cash equivalents and restricted cash, end of period	$1,120	$786

Cash and cash equivalents	$1,044	$713
Restricted cash	76	73
Total cash, cash equivalents and restricted cash	$1,120	$786

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXPAND ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(Unaudited)

Supplemental disclosures to the condensed consolidated statements of cash flows are presented below:

	Nine Months Ended September 30,
($ in millions)	2024	2023
Supplemental cash flow information:
Interest paid, net of capitalized interest	$64	$90
Income tax refunds received, net	$(2)	$(18)

Supplemental disclosure of significant non-cash investing and financing activities:
Change in accrued drilling and completion costs	$(72)	$(39)
Operating lease obligations recognized	$—	$65
The accompanying notes are an integral part of these condensed consolidated financial statements.

EXPAND ENERGY CORPORATION AND SUBSIDIARIES
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

EXPAND ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - (Continued)
(Unaudited)

	Common Stock
($ in millions)	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity
Balance as of December 31, 2023	130,789,936	$1	$5,754	$4,974	$10,729
Share-based compensation	168,538	—	4	—	4
Issuance of common stock for warrant exercise	201	—	—	—	—
Net income	—	—	—	26	26
Dividends on common stock	—	—	—	(77)	(77)
Balance as of March 31, 2024	130,958,675	$1	$5,758	$4,923	$10,682
Share-based compensation	264,072	—	9	—	9
Issuance of common stock for warrant exercise	29,360	—	1	—	1
Net loss	—	—	—	(227)	(227)
Dividends on common stock	—	—	—	(95)	(95)
Balance as of June 30, 2024	131,252,107	$1	$5,768	$4,601	$10,370
Share-based compensation	27,618	—	10	—	10
Issuance of common stock for warrant exercise	3,827,851	—	—	—	—
Net loss	—	—	—	(114)	(114)
Dividends on common stock	—	—	—	(78)	(78)
Balance as of September 30, 2024	135,107,576	$1	$5,778	$4,409	$10,188
The accompanying notes are an integral part of these condensed consolidated financial statements.

EXPAND ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation and Summary of Significant Accounting Policies
Description of Company
On October 1, 2024, Chesapeake Energy Corporation (“Chesapeake”) changed its name to Expand Energy Corporation (“Expand Energy,” “we,” “our,” “us” or the “Company”) in connection with the Southwestern Merger, further discussed in Note 2. Following the Southwestern Merger, Expand Energy is the largest natural gas producer in the U.S., based on net daily production, and is focused on responsibly developing an abundant supply of natural gas, oil and NGL to expand energy access for all. We have operations in Louisiana, Pennsylvania, West Virginia and Ohio, with all of our operations located onshore in the United States.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Expand Energy were prepared in accordance with GAAP and the rules and regulations of the SEC. Pursuant to such rules and regulations, certain disclosures have been condensed or omitted.
This Quarterly Report on Form 10-Q (this “Form 10-Q”) relates to our financial position as of September 30, 2024 and December 31, 2023, and our results of operations for the three months ended September 30, 2024 (“Current Quarter”), the nine months ended September 30, 2024 (“Current Period”), the three months ended September 30, 2023 (“Prior Quarter”) and the nine months ended September 30, 2023 (“Prior Period”). Our annual report on Form 10-K for the year ended December 31, 2023 (“2023 Form 10-K”) should be read in conjunction with this Form 10-Q. The accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair statement of our condensed consolidated financial statements and accompanying notes and include the accounts of our direct and indirect wholly owned subsidiaries and entities in which we have a controlling financial interest. Intercompany accounts and balances have been eliminated. For the time periods covered by this Form 10-Q, we did not have any changes or items impacting other comprehensive income.
Segments
Operating segments are defined as components of an enterprise that engage in activities from which it may earn revenues and incur expenses for which separate operational financial information is available and is regularly evaluated by the chief operating decision maker (“CODM”), for the purpose of allocating an enterprise’s resources and assessing its operating performance. As of September 30, 2024, we have concluded that we have only one reportable operating segment due to the similar nature of the exploration and production business across Expand Energy and its consolidated subsidiaries and the fact that our marketing activities are ancillary to our operations.
Restricted Cash
As of September 30, 2024, we had restricted cash of $76 million. Our restricted cash represents funds legally restricted for future payment of certain royalties, as well as for payment of certain convenience class unsecured claims following our emergence from bankruptcy.
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

EXPAND ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
interim periods beginning in 2025, with early adoption permitted. We are evaluating the impact this ASU will have on our disclosures and do not expect it to have a material impact on our consolidated financial statements.

2.	Natural Gas and Oil Property Transactions

Southwestern Merger
On January 10, 2024, Chesapeake and Southwestern entered into an all-stock agreement and plan of merger (the “Merger Agreement”). Southwestern was an independent energy company engaged in development, exploration and production activities, including related marketing activities, within its operating areas in the Appalachia and Haynesville shale plays. Our Board of Directors and the Board of Directors of Southwestern both approved the Merger Agreement. At separate special meetings each held on June 18, 2024, Chesapeake’s stockholders approved the issuance of Chesapeake’s common stock to the stockholders of Southwestern in connection with the Southwestern Merger, and Southwestern’s stockholders approved the Merger Agreement.

On October 1, 2024, the Southwestern Merger was completed, and we issued approximately 95.7 million shares of our common stock to Southwestern’s shareholders in connection with the Merger Agreement. Under the terms of the Merger Agreement, subject to certain exceptions, each share of Southwestern common stock was converted into the right to receive 0.0867 of a share of the Company’s common stock. Based on the closing price of our common stock, the total value of the shares of our common stock issued to Southwestern’s shareholders was approximately $7.9 billion.

We are accounting for this transaction using the acquisition method of accounting, with Expand Energy (formerly Chesapeake) treated as the accounting acquirer. Under the acquisition method of accounting, the assets and liabilities of Southwestern and its subsidiaries will be recorded at their respective fair values as of the date of the completion of the Southwestern Merger. As of the date of this report, the preliminary purchase price allocation is not complete but is expected to be completed within one year subsequent to the closing date of the Southwestern Merger. Determining the fair value of the assets and liabilities of Southwestern requires judgment and certain assumptions to be made, including relating to the valuation of Southwestern's oil and gas properties. The Southwestern Merger was structured as a tax-free reorganization for United States federal income tax purposes.

Eagle Ford Divestitures
In January 2023, we entered into an agreement to sell a portion of our Eagle Ford assets to WildFire Energy I LLC for approximately $1.425 billion, subject to customary post-closing adjustments. Approximately $225 million of the purchase price was recorded as deferred consideration and treated as a non-interest-bearing note to be paid in installments of $60 million per year for the first three years following the transaction close date and $45 million to be paid in the fourth year following the transaction close date. During the Current Period, we received the first installment payment related to this transaction. The deferred consideration is recorded at fair value with an imputed rate of interest as a Level 2 input, and approximately $58 million and $58 million of the deferred consideration is reflected within other current assets and approximately $87 million and $135 million is reflected within other long-term assets on the condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023, respectively. The divestiture, which closed on March 20, 2023 (with an effective date of October 1, 2022), resulted in a gain of approximately $337 million, inclusive of post-closing adjustments, based on the difference between the carrying value of the assets and consideration received.
In February 2023, we entered into an agreement to sell a portion of our remaining Eagle Ford assets to INEOS Upstream Holdings Limited (“INEOS Energy”) for approximately $1.4 billion, subject to customary post-closing adjustments. Approximately $225 million of the purchase price was recorded as deferred consideration and treated as a non-interest-bearing note to be paid in installments of approximately $56 million per year for four years following the transaction close date. During the Current Period, we received the first installment payment related to this transaction. The deferred consideration is recorded at fair value with an imputed rate of interest as a Level 2 input, and approximately $54 million and $55 million of the deferred consideration is reflected within other current assets and approximately $97 million and $144 million is reflected within other long-term assets on the condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023, respectively. The divestiture, which closed on April 28, 2023 (with an effective date of October 1, 2022), resulted in a gain of approximately $470 million, based on the difference between the carrying value of the assets and consideration received.

EXPAND ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
In August 2023, we entered into an agreement to sell the final portion of our Eagle Ford assets to SilverBow Resources, Inc. (“SilverBow”) for approximately $700 million, subject to customary post-closing adjustments. Approximately $50 million of the purchase price was recorded as deferred consideration and treated as a non-interest-bearing note to be paid one year from the closing date. The deferred consideration is recorded at fair value with an imputed rate of interest as a Level 2 input, and approximately $49 million and $46 million of the deferred consideration is reflected within other current assets on the condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023, respectively. Additionally, SilverBow agreed to pay us an additional contingent payment of $25 million should WTI NYMEX prices average between $75 and $80 per barrel or $50 million should WTI NYMEX prices average above $80 per barrel during the year following the close of the transaction. On July 30, 2024, Crescent Energy Company (“Crescent”) acquired SilverBow. We anticipate receiving the additional contingent payment from Crescent, if any, during the fourth quarter of 2024. The fair value of the contingent consideration as of September 30, 2024 of $18 million is reflected within derivative assets within our condensed consolidated balance sheets. See Note 11 for additional information. The divestiture, which closed on November 30, 2023 (with an effective date of February 1, 2023), resulted in a gain of approximately $140 million, based on the difference between the carrying value of the assets and consideration received.

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
The reconciliations between basic and diluted earnings (loss) per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator
Net income (loss), basic and diluted	$(114)	$70	$(315)	$1,850

Denominator (in thousands)
Weighted average common shares outstanding, basic	133,794	132,153	131,958	133,460
Effect of potentially dilutive securities
Warrants	—	9,841	—	9,639
Restricted stock units	—	306	—	316
Performance share units	—	48	—	48
Weighted average common shares outstanding, diluted	133,794	142,348	131,958	143,463

Earnings (loss) per common share:
Basic	$(0.85)	$0.53	$(2.39)	$13.86
Diluted	$(0.85)	$0.49	$(2.39)	$12.90

During the Current Quarter and Current Period, the diluted loss per share calculation excludes the effect of 777,369 reserved shares of common stock and 1,466,502 reserved Class C Warrants related to the settlement of General Unsecured Claims associated with the Chapter 11 Cases, as all necessary conditions had not been met for such shares to be considered dilutive shares. Additionally, the diluted loss per share calculations during the Current Quarter and Current Period exclude the antidilutive effect of 7,667,037 and 9,580,029 Warrants, 164,253 and 270,095 RSUs and 0 and 97,528 PSUs, respectively.

EXPAND ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
During the Prior Quarter and Prior Period, the diluted earnings per share calculations exclude the effect of 789,458 reserved shares of common stock and 1,489,337 reserved Class C Warrants related to the settlement of General Unsecured Claims associated with the Chapter 11 Cases, as all necessary conditions had not been met for such shares to be considered dilutive shares.

4.	Debt
Our long-term debt consisted of the following as of September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
	Carrying Amount	Fair Value(a)	Carrying Amount	Fair Value(a)
Credit Facility	$—	$—	$—	$—
5.50% senior notes due 2026	500	500	500	496
5.875% senior notes due 2029	500	502	500	489
6.75% senior notes due 2029	950	967	950	958
Premiums on senior notes	71	—	83	—
Debt issuance costs	(4)	—	(5)	—
Total long-term debt, net	$2,017	$1,969	$2,028	$1,943
____________________________________________
(a)The carrying value of borrowings under our Credit Facility approximates fair value as the interest rates are based on prevailing market rates; therefore, they are a Level 1 fair value measurement. For all other debt, a market approach, based upon quotes from major financial institutions, which are Level 2 inputs, is used to measure the fair value.

Credit Facility. In December 2022, we entered into a senior secured reserve-based credit agreement, as amended pursuant to the Amendment No. 1 and Borrowing Base Agreement, dated April 29, 2024 (the “Initial Credit Agreement Amendment”) and as automatically amended on October 28, 2024 by the Investment Grade Credit Agreement Amendment (as defined below), with the lenders and issuing banks party thereto from time to time (the “Lenders”), and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (in such capacity, the “Administrative Agent”) (such credit agreement as amended by the Initial Credit Agreement Amendment, the “Pre-IG Credit Agreement”, and as further amended by the Investment Grade Credit Agreement Amendment, the “Credit Agreement”), providing for a revolving credit facility (such facility as amended pursuant to the Initial Credit Agreement Amendment, the “Pre-IG Credit Facility”, and as further amended pursuant to the Investment Grade Credit Agreement Amendment, the “Credit Facility”) maturing in December 2027. The Initial Credit Agreement Amendment, among other things, increased the aggregate commitments under the Pre-IG Credit Facility from $2.0 billion to $2.5 billion and increased the sublimit available for the issuance of letters of credit from $200 million to $500 million. The Credit Facility continues to provide for a $50 million sublimit available for swingline loans. As of September 30, 2024, the borrowing base under the Pre-IG Credit Facility was $3.5 billion. As of September 30, 2024, we had approximately $2.5 billion available for borrowings under the Pre-IG Credit Facility.

The obligations under the Pre-IG Credit Facility were guaranteed by certain of Expand Energy’s subsidiaries (the “Guarantors”), and the Pre-IG Credit Facility was secured by substantially all of the assets owned by the Company and the Guarantors (subject to customary exceptions), including mortgages on not less than 85% of the total PV-9 of the borrowing base properties evaluated in the most recent reserve report (where PV-9 is the net present value, discounted at 9% per annum, of the estimated future net revenues). Since the effectiveness of the Investment Grade Credit Agreement Amendment, the Credit Facility is no longer guaranteed or secured, or subject to a borrowing base.

The Pre-IG Credit Agreement contained restrictive covenants, subject to customary exceptions for reserve-based credit facilities, that limited Expand Energy and its subsidiaries’ ability to, among other things: (i) incur additional indebtedness, (ii) make investments, (iii) enter into mergers; (iv) make or declare dividends; (v) repurchase or redeem certain indebtedness; (vi) enter into certain hedges; (vii) incur liens; (viii) sell assets; and (ix) engage in certain transactions with affiliates. Since the effectiveness of the Investment Grade Credit Agreement

EXPAND ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Amendment on October 28, 2024, the Credit Agreement contains restrictive covenants that, subject to exceptions customary to investment grade credit facilities, limit Expand Energy and its subsidiaries’ ability to, among other things: (i) incur priority indebtedness, (ii) enter into mergers; (iii) make or declare dividends; (iv) incur liens; (v) sell all or substantially all of their assets; and (vi) engage in certain transactions with affiliates. The Pre-IG Credit Agreement required Expand Energy to maintain compliance with the following financial ratios: (A) a current ratio, which was the ratio of Expand Energy’s and its restricted subsidiaries’ consolidated current assets (including unused commitments under the Pre-IG Credit Facility but excluding certain non-cash assets) to their consolidated current liabilities (excluding the current portion of long-term debt and certain non-cash liabilities), of not less than 1.00 to 1.00; (B) a net leverage ratio, which was the ratio of total indebtedness (less unrestricted cash up to a specified threshold) to Consolidated EBITDAX (as defined in the Pre-IG Credit Agreement) for the prior four fiscal quarters, of not greater than 3.50 to 1.00 and (C) a PV-9 coverage ratio of the net present value, discounted at 9% per annum, of the estimated future net revenues expected in the proved reserves to Expand Energy’s and its restricted subsidiaries’ total indebtedness of not less than 1.50 to 1.00. The Investment Grade Credit Agreement Amendment, among other things, (i) removed the current ratio, net leverage ratio and PV-9 coverage ratio previously contained in the Pre-IG Credit Agreement and (ii) provides for our compliance with an indebtedness to capitalization ratio, which is the ratio of the Company’s total indebtedness to the sum of total indebtedness plus stockholders’ equity (the “Debt to Capitalization Ratio”), not to exceed 65%.

Borrowings under the Credit Agreement may be alternate base rate loans or term SOFR loans, at our election. Interest is payable quarterly for alternate base rate loans and at the end of the applicable interest period for term SOFR loans. Term SOFR loans bear interest at term SOFR plus an applicable rate ranging from 125 to 187.5 basis points per annum, depending on the Company’s unsecured debt ratings (which rate under the Pre-IG Credit Agreement previously ranged from 175 to 275 basis points per annum, depending on the percentage of the commitments utilized), plus an additional 10 basis points per annum credit spread adjustment. Alternate base rate loans bear interest at a rate per annum equal to the greatest of: (i) the prime rate; (ii) the federal funds effective rate plus 50 basis points; and (iii) the adjusted term SOFR rate for a one-month interest period plus 100 basis points, plus an applicable margin ranging from 25 to 87.5 basis points per annum, depending on the Company’s unsecured debt ratings (which applicable margin under the Pre-IG Credit Agreement previously ranged from 75 to 175 basis points per annum, depending on the percentage of the commitments utilized). Expand Energy also pays a commitment fee on unused commitment amounts under the Credit Facility ranging from 15 to 27.5 basis points per annum, depending on the Company’s unsecured debt ratings (which commitment fee rate under the Pre-IG Credit Agreement previously ranged from 37.5 to 50 basis points per annum, depending on the percentage of the commitments utilized).

The Credit Facility is subject to customary events of default, remedies, and cure rights for investment grade credit facilities of this nature. The Company had no additional secured debt as of September 30, 2024.
Subsequent Event - Assumption of Southwestern’s Senior Notes and Southwestern Credit Facility Extinguishment.
On October 1, 2024, the Southwestern Merger was completed, and we assumed approximately $3.7 billion of Southwestern’s senior notes. On October 1, 2024, Southwestern’s existing credit facility was terminated, with all loan amounts and other obligations outstanding thereunder repaid in full and all commitments thereunder extinguished, for approximately $585 million, which included all outstanding borrowings and transaction fees.
Subsequent Event - Investment Grade Rating.
On October 1, 2024, we received an investment grade rating from S&P Global Ratings (“S&P”). S&P assigned an issuer-level rating of ‘BBB-’ on our unsecured debt and raised our issuer credit rating to ‘BBB-’, with a stable outlook. Additionally, on October 2, 2024, we received an investment grade rating from Fitch Ratings (“Fitch”). Fitch affirmed our revolver credit rating at ‘BBB-’ and upgraded the rating on our senior notes to ‘BBB-’, with a stable outlook. As a result of these investment grade ratings and the satisfaction of certain other conditions, (i) the Pre-IG Credit Agreement was automatically amended in its entirety as set forth in an exhibit to the Pre-IG Credit Agreement (such automatic amendment, the “Investment Grade Credit Agreement Amendment”, and the Pre-IG Credit Agreement as amended by such amendment, the “Credit Agreement”), (ii) all liens and guarantees previously provided by the Company and its subsidiaries in connection with the Pre-IG Credit Agreement were released and (iii) all guarantees previously provided in connection with the Company’s senior notes were released. Such Investment Grade Credit Agreement Amendment, among other things, removed the application of the borrowing base provided for in the Pre-IG Credit Agreement and modified the pricing and covenants as described above.

EXPAND ENERGY CORPORATION AND SUBSIDIARIES
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
The majority of Chesapeake’s pre-petition legal proceedings were settled during the Chapter 11 Cases or will be resolved in connection with the claims reconciliation process before the Bankruptcy Court, together with actions seeking to collect pre-petition indebtedness or to exercise control over the property of Chesapeake’s bankruptcy estates. Any allowed claim related to such litigation will be treated in accordance with the Plan. The Plan in the Chapter 11 Cases, which became effective on February 9, 2021, provided for the treatment of claims against Chesapeake’s bankruptcy estates, including pre-petition liabilities that had not been satisfied or addressed during the Chapter 11 Cases. Many of these proceedings were in early stages, and many of them sought damages and penalties, the amount of which is indeterminate.
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

EXPAND ENERGY CORPORATION AND SUBSIDIARIES
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
The aggregate undiscounted commitments under our gathering, processing and transportation agreements, excluding any reimbursement from working interest and royalty interest owners, credits for third-party volumes or future costs under cost-of-service agreements, are presented below:

September 30, 2024
Remainder of 2024	$71
2025	278
2026	245
2027	214
2028	198
2029-2036	945
Total	$1,951
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

EXPAND ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

6.	Other Current Liabilities
Other current liabilities as of September 30, 2024 and December 31, 2023 are detailed below:

	September 30, 2024	December 31, 2023
Revenues and royalties due to others	$258	$360
Accrued drilling and production costs	132	211
Accrued hedging costs	—	2
Accrued compensation and benefits	55	64
Taxes payable	60	84
Operating leases	30	84
Joint interest prepayments received	5	8
Other	49	34
Total other current liabilities	$589	$847

7.	Revenue
The following tables show revenue disaggregated by operating area and product type:

	Three Months Ended September 30, 2024
	Natural Gas	Oil	NGL	Total
Marcellus	$213	$—	$—	$213
Haynesville	194	—	—	194
Natural gas, oil and NGL revenue	$407	$—	$—	$407

Marketing revenue	$193	$—	$—	$193

	Three Months Ended September 30, 2023
	Natural Gas	Oil	NGL	Total
Marcellus	$259	$—	$—	$259
Haynesville	310	—	—	310
Eagle Ford	18	71	24	113
Natural gas, oil and NGL revenue	$587	$71	$24	$682

Marketing revenue	$219	$448	$57	$724

	Nine Months Ended September 30, 2024
	Natural Gas	Oil	NGL	Total
Marcellus	$722	$—	$—	$722
Haynesville	652	—	—	652
Natural gas, oil and NGL revenue	$1,374	$—	$—	$1,374

Marketing revenue	$526	$82	$33	$641

EXPAND ENERGY CORPORATION AND SUBSIDIARIES
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
Accounts receivable as of September 30, 2024 and December 31, 2023 are detailed below:

	September 30, 2024	December 31, 2023
Natural gas, oil and NGL sales	$155	$406
Joint interest	106	180
Other	6	8
Allowance for doubtful accounts	(6)	(1)
Total accounts receivable, net	$261	$593

8.	Income Taxes

The table below presents a comparison of the Current Period and Prior Period’s income tax expense (benefit) and actual year-to-date effective tax rates.

	Nine Months Ended September 30,
	2024		2023
Income (loss) before income taxes	$(420)		$2,382

Current tax expense	—	—%	213	8.9%
Deferred tax expense (benefit)	(105)	25.0%	319	13.4%
Income tax expense (benefit)	$(105)	25.0%	$532	22.3%

An estimated annual effective tax rate (“EAETR”) is used in recording our interim year-to-date income tax provision. The EAETR is determined based on analysis of year-to-date and projected financial results of our operations. Our EAETR during the Current Period was 24.3%, compared to 22.4% in the Prior Period. The actual year-to-date effective tax rate and EAETR can differ as a result of certain discrete items, which are recorded in the period. Common examples of such items include, but are not limited to, certain equity-based compensation, true-ups resulting from differences between tax returns filed and estimated accruals, and tax effects of enacted laws.

EXPAND ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
There was no current tax expense recorded in the Current Period. The Prior Period recorded $213 million of current tax expense, primarily as a result of tax gains on the Eagle Ford divestitures which closed in the Prior Period.

In the Current Period, we made $12 million in income tax payments, which were offset by $14 million in income tax refunds.

As of December 31, 2023, we were in a net deferred tax asset position and anticipate being in a net deferred tax asset position as of December 31, 2024. Based on all available positive and negative evidence, including projections of future taxable income, we believe it is more likely than not that some of our deferred tax assets will not be realized. As such, a partial valuation allowance was recorded against our net deferred tax asset position for federal and state purposes as of September 30, 2024 and December 31, 2023.
On August 16, 2022, the President of the United States signed into law the Inflation Reduction Act of 2022, which includes provisions for a 15% corporate alternative minimum tax (“CAMT”) on book income for companies whose average book income exceeds $1 billion for any three consecutive years preceding the tax year. Based upon our book income in the past three years, we believe we are subject to the CAMT beginning in the current year. The CAMT will result in incremental taxes to the extent that 15% of our adjusted book earnings exceeds our regular federal tax liability. During the Current Quarter, proposed regulations for the CAMT were released. Although we are not early adopting these, we are still analyzing their potential impact should they become finalized. We do not currently project any material impact due to the CAMT in 2024.

9.	Equity
Dividends
The table below presents the dividends paid during the Current Period and Prior Period:

	Base	Variable	Rate Per Share	Total
2024:
First Quarter	$0.575	$—	$0.575	$77
Second Quarter	$0.575	$0.14	$0.715	$95
Third Quarter	$0.575	$—	$0.575	$78

2023:
First Quarter	$0.55	$0.74	$1.29	$175
Second Quarter	$0.55	$0.63	$1.18	$160
Third Quarter	$0.575	$—	$0.575	$77
On October 29, 2024, we declared a base quarterly dividend payable of $0.575 per share, which will be paid on December 4, 2024 to stockholders of record at the close of business on November 14, 2024.
Share Repurchases
We did not repurchase any shares during the Current Period, and during the Prior Period, we repurchased 3.7 million shares of common stock for an aggregate price of $305 million. The repurchased shares of common stock were retired and recorded as a reduction to common stock and retained earnings and were made pursuant to the share repurchase program that expired on December 31, 2023. All share repurchases made after January 1, 2023 are subject to a 1% excise tax on share repurchases, as enacted under the Inflation Reduction Act of 2022. We are able to net this 1% excise tax on share repurchases against the issuance of shares of our common stock. The impact of this 1% excise tax was immaterial during the Prior Period.

EXPAND ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Warrants

	Class A Warrants	Class B Warrants	Class C Warrants(a)
Outstanding as of December 31, 2023	4,247,615	4,403,064	4,023,483
Converted into common stock(b)	—	—	(168)
Outstanding as of March 31, 2024	4,247,615	4,403,064	4,023,315
Converted into common stock(b)	—	(13,122)	(13,325)
Outstanding as of June 30, 2024	4,247,615	4,389,942	4,009,990
Converted into common stock(b)	(2,986,928)	(1,264,248)	(328,726)
Outstanding as of September 30, 2024	1,260,687	3,125,694	3,681,264
_________________________________________
(a)As of September 30, 2024, we had 1,466,502 of reserved Class C Warrants.
(b)During the Current Period, we issued 3,857,412 shares of common stock as a result of Warrant exercises.
Subsequent Event - Shares Issued as a Result of the Southwestern Merger
On October 1, 2024, we issued approximately 95.7 million shares of our common stock to Southwestern’s shareholders in connection with the closing of the Southwestern Merger.
Subsequent Event - Share Repurchase Program
On October 22, 2024, our Board of Directors authorized repurchases of up to $1.0 billion, in aggregate, of the Company’s common stock and/or warrants under a share repurchase program.

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

	Unvested Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
	(in thousands)
Unvested as of December 31, 2023	940	$73.08
Granted	430	$83.61
Vested(a)	(509)	$67.49
Forfeited	(18)	$77.52
Unvested as of September 30, 2024	843	$81.74
_______________
(a) Approximately 105 thousand RSUs were accelerated related to one-time termination benefits for certain employees.
The aggregate intrinsic value of RSUs that vested during the Current Period was approximately $43 million based on the stock price at the time of vesting.

EXPAND ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
As of September 30, 2024, there was approximately $48 million of total unrecognized compensation expense related to unvested RSUs. The expense is expected to be recognized over a weighted average period of approximately 2.13 years.
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

The following table presents the assumptions used in the valuation of the PSUs granted in 2024.

Assumption	TSR, rTSR
Risk-free interest rate	4.55%
Volatility	39.36%

A summary of the changes in unvested PSUs is presented below:

	Unvested Performance Share Units	Weighted Average Grant Date Fair Value Per Share
	(in thousands)
Unvested as of December 31, 2023	394	$85.78
Granted	134	$95.33
Vested	(130)	$69.26
Forfeited	—	$—
Unvested as of September 30, 2024	398	$94.37
The aggregate intrinsic value of PSUs that vested during the Current Period was approximately $17 million based on the stock price at the time of vesting.
As of September 30, 2024, there was approximately $17 million of total unrecognized compensation expense related to unvested PSUs. The expense is expected to be recognized over a weighted average period of approximately 1.97 years.

RSU and PSU Compensation.
We recognized the following compensation costs, net of actual forfeitures, related to RSUs and PSUs for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
General and administrative expenses	$8	$7	$25	$21
Natural gas and oil properties	2	2	6	5
Production expense	1	1	3	3
Separation and other termination costs	—	—	9	—
Total RSU and PSU compensation	$11	$10	$43	$29
Related income tax benefit	$1	$2	10	6

EXPAND ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

11.	Derivative and Hedging Activities
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
Contingent Consideration Arrangement
In November 2023, we sold the final portion of our Eagle Ford assets to SilverBow. As part of the divestiture agreement, SilverBow agreed to pay the Company an additional contingent payment of $25 million should WTI NYMEX prices average between $75 and $80 per barrel or $50 million should WTI NYMEX prices average above $80 per barrel during the year following the close of the transaction. On July 30, 2024, Crescent acquired SilverBow. We anticipate receiving the additional contingent payment from Crescent, if any, during the fourth quarter of 2024. All changes in fair value are recognized as a gain or loss in earnings in the period they occur within natural gas and oil derivatives in our condensed consolidated statements of operations. During the Current Period, we recorded $6 million of unrealized gains related to the contingent consideration arrangement.

The estimated fair values of our natural gas and oil derivative instrument assets (liabilities) as of September 30, 2024 and December 31, 2023 are provided below:

	September 30, 2024		December 31, 2023
	Notional Volume	Fair Value	Notional Volume	Fair Value
Natural gas (Bcf):
Fixed-price swaps	221	$27	343	$188
Collars	537	182	558	497
Basis protection swaps	376	(18)	578	2
Total natural gas	1,134	191	1,479	687
Contingent Consideration:
Eagle Ford divestiture		18		12
Total estimated fair value		$209		$699

EXPAND ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following table presents the fair value and location of each classification of derivative instrument included in the condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023 on a gross basis and after same-counterparty netting:

	Gross Fair Value(a)	Amounts Netted in the Condensed Consolidated Balance Sheets	Net Fair Value Presented in the Condensed Consolidated Balance Sheets
As of September 30, 2024
Commodity Contracts:
Short-term derivative asset	$238	$(57)	$181
Long-term derivative asset	33	(18)	15
Short-term derivative liability	(62)	57	(5)
Long-term derivative liability	(18)	18	—
Contingent Consideration:
Short-term derivative asset	18	—	18
Total derivatives	$209	$—	$209

As of December 31, 2023
Commodity Contracts:
Short-term derivative asset	$661	$(36)	$625
Long-term derivative asset	101	(27)	74
Short-term derivative liability	(39)	36	(3)
Long-term derivative liability	(36)	27	(9)
Contingent Consideration:
Short-term derivative asset	12	—	12
Total derivatives	$699	$—	$699
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
Credit Risk Considerations
Our derivative instruments expose us to our counterparties’ credit risk. To mitigate this risk, we only enter into commodity contracts derivatives with counterparties that are highly rated or deemed by us to have acceptable credit strength and deemed by management to be competent and competitive market-makers, and we attempt to limit our exposure to non-performance by any single counterparty. As of September 30, 2024, our commodity contract derivative instruments were spread among 17 counterparties.

EXPAND ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Hedging Arrangements
Certain of our hedging arrangements are with counterparties that were also Lenders (or affiliates of Lenders) under our Credit Facility. The contracts entered into with these counterparties were previously secured by the same collateral that secured the Pre-IG Credit Facility, but such collateral was released on October 28, 2024 in connection with the Investment Grade Credit Agreement Amendment. We do not expect to post cash or letters of credit to secure our obligations under such contracts while we have the investment grade ratings described in Note 4. The obligations under these contracts must be secured by cash or letters of credit to the extent that any mark-to-market amounts exceed defined thresholds. As of September 30, 2024, we did not have any cash or letters of credit posted as collateral for our commodity derivatives.

12.	Investments
Momentum Sustainable Ventures LLC. During the fourth quarter of 2022, the Company entered into an agreement with Momentum Sustainable Ventures LLC to build a new natural gas gathering pipeline and carbon capture and sequestration project (“CCUS”), which will gather natural gas produced in the Haynesville Shale for re-delivery to Gulf Coast markets, including LNG export. The pipeline is expected to have an initial capacity of 1.7 Bcf/d expandable to 2.2 Bcf/d. The carbon capture portion of the project anticipates capturing and permanently sequestering up to 2.0 million tons per annum of CO2. The natural gas gathering pipeline is projected for a potential in-service date in the fourth quarter of 2025, and the carbon sequestration portion of the project is subject to regulatory approvals. We have a 35% interest in the joint venture entity. We have accounted for this investment as an equity method investment, and its carrying value, which is reflected within other long-term assets on the condensed consolidated balance sheets, was $302 million and $238 million as of September 30, 2024 and December 31, 2023, respectively. As of September 30, 2024, the carrying value of our investment in Momentum Sustainable Ventures LLC included approximately $12 million of capitalized interest related to the project.

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
On October 1, 2024, we completed the Southwestern Merger, creating a premier energy company that we believe is underpinned by a leading natural gas portfolio adjacent to the highest demand markets, premium inventory, a resilient financial foundation and an investment grade balance sheet. We believe that this new company is uniquely positioned to deliver affordable, lower carbon energy to meet growing domestic and international demand while creating sustainable value for stakeholders. In conjunction with the closing of the Southwestern Merger, Chesapeake Energy Corporation changed its name to Expand Energy Corporation.
Expand Energy is the largest independent natural gas producer in the U.S., based on net daily production, and is focused on responsibly developing an abundant supply of natural gas, oil and NGL to expand energy access for all. Our operations are located in Louisiana in the Haynesville/Bossier Shales (“Haynesville”), in Pennsylvania in the Marcellus Shale (“Northeast Appalachia”) and in West Virginia and Ohio in the Marcellus and Utica Shales (“Southwest Appalachia”).
Our strategy is to create shareholder value through the responsible development of our significant resource plays while continuing to be a leading provider of natural gas to markets in need. We continue to focus on improving margins through operating efficiencies and financial discipline and improving our ESG performance. To accomplish these goals, we intend to allocate our human resources and capital expenditures to projects we believe offer the highest cash return on capital invested, to deploy leading drilling and completion technology throughout our portfolio, and to take advantage of acquisition and divestiture opportunities to strengthen our portfolio. We also intend to continue to dedicate capital to projects that reduce the environmental impact of our production activities.
We are focused on expanding America’s energy reach to fuel a more affordable, reliable, lower-carbon future. In our efforts to achieve this ambition, we strive to be a safe operator and dedicated community partner. We have adopted five fundamentals that drive our decision-making, and which we believe will guide our success and increase our ability to sustainably deliver stakeholder value:
•Minimize emissions intensity in support of delivering lower-carbon energy to sustain economic progress.
•Take steps to implement environmentally sound operations that mitigate impact and protect ecosystems.
•Promote a safe and inclusive workplace, promoting collaboration and innovation.
•Take meaningful action to support community well-being.
•Provide transparent and measurable information encouraging accountability.
Additionally, we aim to be conscientious in our efforts and how they will shape our approach to sustainability for the future and have established the following goals:
•Net zero (Scope 1 and 2) greenhouse gas emissions by 2035.
•Maintain 100% responsibly sourced gas (RSG) certification across our portfolio.

Recent Developments
Southwestern Merger
On January 10, 2024, Chesapeake and Southwestern entered into an all-stock agreement and plan of merger (the “Merger Agreement”). Southwestern was an independent energy company engaged in development, exploration and production activities, including related marketing activities, within its operating areas in the Appalachia and Haynesville shale plays. Our Board of Directors and the Board of Directors of Southwestern both approved the Merger Agreement. At separate special meetings each held on June 18, 2024, Chesapeake’s stockholders approved the issuance of Chesapeake’s common stock to the stockholders of Southwestern in connection with the Southwestern Merger, and Southwestern’s stockholders approved the Merger Agreement.
On October 1, 2024, the Southwestern Merger was completed, and we issued approximately 95.7 million shares of our common stock to Southwestern’s shareholders in connection with the Merger Agreement. Under the terms of the Merger Agreement, subject to certain exceptions, each share of Southwestern common stock was converted into the right to receive 0.0867 of a share of the Company’s common stock. Based on the closing price our common stock, the total value of such shares of our common stock issued to Southwestern’s shareholders was approximately $7.9 billion.
Investment Grade Rating
On October 1, 2024, we received an investment grade rating from S&P Global Ratings (“S&P”). S&P assigned an issuer-level rating of ‘BBB-’ on our unsecured debt and raised our issuer credit rating to ‘BBB-’, with a stable outlook. Additionally, on October 2, 2024, we received an investment grade rating from Fitch Ratings (“Fitch”). Fitch affirmed our revolver credit rating at ‘BBB-’ and upgraded the rating on our senior notes to ‘BBB-’, with a stable outlook. As a result of these investment grade ratings, certain restrictive covenants on our credit facility fall away and become more permissive. The leverage ratio and current ratio financial covenants and PV-9 Coverage Ratio are no longer effective, and the Company will be required to maintain compliance with a total indebtedness to capitalization ratio, which is the ratio of the Company’s total indebtedness to the sum of total indebtedness plus stockholders’ equity, not to exceed 65%.
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

Investments - Momentum Sustainable Ventures LLC
During the fourth quarter of 2022, we entered into an agreement with Momentum Sustainable Ventures LLC to build a new natural gas gathering pipeline and carbon capture and sequestration project, which will gather natural gas produced in the Haynesville Shale for re-delivery to Gulf Coast markets, including LNG export. The pipeline is expected to have an initial capacity of 1.7 Bcf/d expandable to 2.2 Bcf/d. The carbon capture portion of the project anticipates capturing and permanently sequestering up to 2.0 million tons per annum of CO2. The natural gas gathering pipeline is projected for a potential in-service date in the fourth quarter of 2025, and the carbon sequestration portion of the project is subject to regulatory approvals. Through the end of the Current Period, we have made total capital contributions of $296 million to the project.

Economic and Market Conditions
Instability and conflict in Europe and the Middle East has caused, and could intensify, volatility in natural gas, oil and NGL prices, and may further impact on global growth prospects, which could in turn affect supply and demand for natural gas and oil. In addition, a mild winter in 2023 and historically higher inventory levels have resulted in an observed decline in natural gas pricing in 2023 and 2024. Our future estimated cash flow is partially protected from commodity price volatility due to our current hedge positions that cover approximately 45% of our projected natural gas volumes through the end of 2025. Through the remainder of 2024 and for the foreseeable future, we believe our cost structure and liquidity position will enable us to successfully navigate continued price volatility.

During early 2023, our industry experienced inflationary pressures, including increased demand for oilfield service equipment, rising fuel costs, and labor shortages, which resulted in observed increases to our operating and capital costs that were not fixed. Reductions in rig activity in the lower 48 states of the United States allowed service costs to stabilize and then decline in the second half of 2023, which has continued into 2024. We continue to monitor these situations and assess their impact on our business, including business partners and customers. As a result of the Southwestern Merger, we assumed Southwestern’s oilfield service businesses that will allow for some vertical integration of our exploration and production operations, which may help lower costs and secure inputs for our operations. For additional discussion regarding risks associated with price volatility and economic deterioration, see Part I, Item 1A “Risk Factors” in our 2023 Form 10-K.

Liquidity and Capital Resources
Liquidity Overview
Our primary sources of capital resources and liquidity are internally generated cash flows from operations and borrowings under our Credit Facility, and our primary uses of cash are for the development of our natural gas and oil properties, acquisitions of additional natural gas and oil properties and return of value to stockholders through dividends and equity repurchases. We believe our cash flow from operations, including from the acquired Southwestern business, cash on hand and unused borrowing capacity under the Credit Facility, as discussed below, will provide sufficient liquidity during the next 12 months and the foreseeable future. As of September 30, 2024, we had $3.5 billion of liquidity available, including $1.0 billion of cash on hand and $2.5 billion of aggregate unused borrowing capacity available under the Pre-IG Credit Facility. As of September 30, 2024, we had no outstanding borrowings under our Pre-IG Credit Facility. In April 2024, the aggregate commitments under the Pre-IG Credit Facility were increased by $500 million to $2.5 billion, bringing our aggregate unused borrowing capacity under the Pre-IG Credit Facility to $2.5 billion.
Further, we may from time to time seek to retire, refinance or amend some or all of our outstanding debt or debt agreements through exchanges, open market purchases, privately negotiated transactions, tender offers or otherwise. Such transactions, if any, and the terms thereof, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved in such financing transactions may be material. See Note 4 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion of our debt obligations, including the carrying and fair value of our senior notes.
Dividends
On October 29, 2024, we declared a base quarterly dividend payable of $0.575 per share, which will be paid on December 4, 2024 to stockholders of record at the close of business on November 14, 2024.

The declaration and payment of any future dividend, whether fixed or variable, will remain at the full discretion of the Board and will depend on the Company’s financial results, cash requirements, future prospects and other relevant factors. The Company’s ability to pay dividends to its stockholders is restricted by (i) Oklahoma corporate law, (ii) its Certificate of Incorporation, (iii) the terms and provisions of the Credit Agreement governing the Credit Facility and (iv) the terms and provisions of the indentures governing its 5.500% Senior Notes due 2026, 5.875% Senior Notes due 2029, and 6.750% Senior Notes due 2029, as well as the senior notes assumed from Southwestern, including the 4.950% Senior Notes due 2025, 8.375% Senior Notes due 2028, 5.375% Senior Notes due 2029, 5.375% Senior Notes due 2030 and 4.750% Senior Notes due 2032.

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

Contractual Obligations and Off-Balance Sheet Arrangements
As of September 30, 2024, our material contractual obligations include repayment of senior notes, derivative obligations, asset retirement obligations, lease obligations, undrawn letters of credit and various other commitments we enter into in the ordinary course of business that could result in future cash obligations. In addition, we have contractual commitments with midstream companies and pipeline carriers for future gathering, processing and transportation of natural gas to move certain of our production to market. The estimated gross undiscounted future commitments under these agreements were approximately $2.0 billion as of September 30, 2024. As discussed above, we believe our existing sources of liquidity will be sufficient to fund our near and long-term contractual obligations. See Notes 4, 5 and 11 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion.
As a result of the Southwestern Merger, we will be assuming material contractual obligations related to demand and similar charges under firm transportation and gathering agreements to guarantee access capacity on natural gas and liquids pipelines and gathering systems.

Credit Facility
On December 9, 2022, we entered into the Credit Agreement, as amended by the Initial Credit Agreement Amendment and the Investment Grade Credit Agreement Amendment, maturing in December 2027. The Pre-IG Credit Facility provided for a borrowing base of $3.5 billion. The Credit Facility continues to provide for aggregate commitments of $2.5 billion, with a $500 million sublimit available for the issuance of letters of credit and a $50 million sublimit available for swingline loans. As of September 30, 2024, we had approximately $2.5 billion available for borrowings under the Pre-IG Credit Facility.

Borrowings under the Credit Agreement may be alternate base rate loans or term SOFR loans, at the Company’s election. On October 1, 2024, we received an investment grade rating from S&P Global Ratings (“S&P”). S&P assigned an issuer-level rating of ‘BBB-’ on our unsecured debt and raised our issuer credit rating to ‘BBB-’, with a stable outlook. Additionally, on October 2, 2024, we received an investment grade rating from Fitch Ratings (“Fitch”). Fitch affirmed our revolver credit rating at ‘BBB-’ and upgraded the rating on our senior notes to ‘BBB-’, with a stable outlook. As a result of these investment grade ratings and the satisfaction of certain other conditions, (i) the Pre-IG Credit Agreement was automatically amended by the Investment Grade Credit Agreement Amendment, (ii) all liens and guarantees previously provided by the Company and its subsidiaries in connection with the Pre-IG Credit Agreement were released and (iii) all guarantees previously provided in connection with the Company’s senior notes were released. Such Investment Grade Credit Agreement Amendment, among other things, removed the application of the borrowing base provided for in the Pre-IG Credit Agreement and modified the pricing and covenants as discussed in Note 4 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report.

See Note 4 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion.
Assumption of Southwestern’s Senior Notes and Southwestern Credit Facility Extinguishment
On October 1, 2024, the Southwestern Merger was completed, and we assumed approximately $3.7 billion of Southwestern’s senior notes. On October 1, 2024, Southwestern’s existing credit facility was terminated, with all loan amounts and other obligations outstanding thereunder repaid in full and all commitments thereunder extinguished, for approximately $585 million, which included all outstanding borrowings and transaction fees.

Capital Expenditures
For the quarter ending December 31, 2024, we currently expect to complete and turn in line 30 to 35 gross wells utilizing approximately 12 rigs and plan to invest between approximately $620 – $690 million in capital expenditures. We currently plan to fund our 2024 capital program through cash on hand, expected cash flow from our operations and borrowings under our Credit Facility. We may alter or change our plans with respect to our capital program and expected capital expenditures based on developments in our business, our financial position, our industry or any of the markets in which we operate.

Sources and (Uses) of Cash and Cash Equivalents
The following table presents the sources and uses of our cash and cash equivalents for the periods presented:

	Nine Months Ended September 30,
	2024	2023
Cash provided by operating activities	$1,183	$1,910
Proceeds from divestitures of property and equipment	17	1,967
Receipts of deferred consideration	116	—
Funds held for transition services	—	91
Proceeds from warrant exercise	1	—
Capital expenditures	(1,021)	(1,450)
Contributions to investments	(71)	(149)
Payments on Credit Facility, net	—	(1,050)
Cash paid to repurchase and retire common stock	—	(313)
Cash paid for common stock dividends	(254)	(412)
Debt issuance and other financing costs	(4)	—
Net increase (decrease) in cash, cash equivalents and restricted cash	$(33)	$594
Cash Flow from Operating Activities
Cash provided by operating activities was $1,183 million and $1,910 million during the Current Period and Prior Period, respectively. The decrease during the Current Period is primarily due to lower prices for the natural gas we sold, as well as decreased sales volumes, including those related to our Eagle Ford divestitures, and planned production curtailments and activity deferrals. Cash flows from operations are largely affected by the same factors that affect our net income (loss), excluding various non-cash items, such as depreciation, depletion and amortization, certain impairments, gains or losses on sales of assets, deferred income taxes and mark-to-market changes in our open derivative instruments. See further discussion below under Results of Operations.
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
Funds Held for Transition Services
During the Prior Period, we held $91 million of funds relating to transition services associated with our Eagle Ford divestitures.
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
Payments on Credit Facility, net

During the Prior Period, we made net repayments of $1,050 million on the Pre-IG Credit Facility, utilizing a portion of the divestiture proceeds from the Eagle Ford divestitures and also from internally generated cash provided by operating activities.
Cash Paid to Repurchase and Retire Common Stock
We did not repurchase any shares during the Current Period, and during the Prior Period, we repurchased 3.7 million shares of common stock for an aggregate price of $313 million. The repurchased shares of common stock were retired and recorded as a reduction to common stock and retained earnings.
Cash Paid for Common Stock Dividends
As part of our dividend program, we paid common stock dividends of $254 million and $412 million during the Current Period and Prior Period, respectively. See Note 9 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion.

Results of Operations
The results of operations discussed below for the Current Quarter and Current Period compared to the Prior Quarter and Prior Period, respectively, represent Expand Energy’s results prior to the Southwestern Merger and do not include the results of operations of Southwestern and its subsidiaries for those periods. The results of operations discussed below reference legacy Chesapeake operating areas such as the Marcellus Shale in the northern Appalachian Basin in Pennsylvania (“Marcellus”), the Haynesville/Bossier Shales in northwestern Louisiana (“Haynesville”) and the Eagle Ford Shale in South Texas (“Eagle Ford”). During 2023, we completed our exit from Eagle Ford through three separate divestiture transactions, with aggregate proceeds from these three transactions exceeding $3.5 billion, subject to customary post-closing adjustments. We anticipate, beginning in the fourth quarter of 2024, that our results of operations will reflect increased natural gas, oil and NGL production, operating revenues and related operating expenses due to the Southwestern Merger. Additionally, we anticipate increased interest expense related to the assumption of Southwestern’s senior notes.
Natural Gas, Oil and NGL Production and Average Sales Prices

	Three Months Ended September 30, 2024
	Natural Gas		Oil		NGL		Total
	MMcf per day	$/Mcf	MBbl per day	$/Bbl	MBbl per day	$/Bbl	MMcfe per day	$/Mcfe
Marcellus	1,531	1.51	—	—	—	—	1,531	1.51
Haynesville	1,116	1.88	—	—	—	—	1,116	1.88
Total	2,647	1.67	—	—	—	—	2,647	1.67

Average NYMEX Price		2.16		—
Average Realized Price (including realized derivatives)		2.51		—		—		2.51

	Three Months Ended September 30, 2023
	Natural Gas		Oil		NGL		Total
	MMcf per day	$/Mcf	MBbl per day	$/Bbl	MBbl per day	$/Bbl	MMcfe per day	$/Mcfe
Marcellus	1,734	1.63	—	—	—	—	1,734	1.63
Haynesville	1,568	2.15	—	—	—	—	1,568	2.15
Eagle Ford	76	2.52	9	82.33	10	25.76	193	6.36
Total	3,378	1.89	9	82.33	10	25.76	3,495	2.12

Average NYMEX Price		2.55		82.26
Average Realized Price (including realized derivatives)		2.58		82.33		25.76		2.79

	Nine Months Ended September 30, 2024
	Natural Gas		Oil		NGL		Total
	MMcf per day	$/Mcf	MBbl per day	$/Bbl	MBbl per day	$/Bbl	MMcfe per day	$/Mcfe
Marcellus	1,601	1.65	—	—	—	—	1,601	1.65
Haynesville	1,261	1.88	—	—	—	—	1,261	1.88
Total	2,862	1.75	—	—	—	—	2,862	1.75

Average NYMEX Price		2.10		—
Average Realized Price (including realized derivatives)		2.64		—		—		2.64

	Nine Months Ended September 30, 2023
	Natural Gas		Oil		NGL		Total
	MMcf per day	$/Mcf	MBbl per day	$/Bbl	MBbl per day	$/Bbl	MMcfe per day	$/Mcfe
Marcellus	1,845	2.24	—	—	—	—	1,845	2.24
Haynesville	1,569	2.26	—	—	—	—	1,569	2.26
Eagle Ford	96	2.22	26	77.41	12	25.61	323	7.82
Total	3,510	2.25	26	77.41	12	25.61	3,737	2.73

Average NYMEX Price		2.69		77.39
Average Realized Price (including realized derivatives)		2.56		72.10		25.61		2.99
Natural Gas, Oil and NGL Sales

	Three Months Ended September 30, 2024
	Natural Gas	Oil	NGL	Total
Marcellus	$213	$—	$—	$213
Haynesville	194	—	—	194
Total natural gas, oil and NGL sales	$407	$—	$—	$407

	Three Months Ended September 30, 2023
	Natural Gas	Oil	NGL	Total
Marcellus	$259	$—	$—	$259
Haynesville	310	—	—	310
Eagle Ford	18	71	24	113
Total natural gas, oil and NGL sales	$587	$71	$24	$682

	Nine Months Ended September 30, 2024
	Natural Gas	Oil	NGL	Total
Marcellus	$722	$—	$—	$722
Haynesville	652	—	—	652
Total natural gas, oil and NGL sales	$1,374	$—	$—	$1,374

	Nine Months Ended September 30, 2023
	Natural Gas	Oil	NGL	Total
Marcellus	$1,126	$—	$—	$1,126
Haynesville	968	—	—	968
Eagle Ford	59	548	83	690
Total natural gas, oil and NGL sales	$2,153	$548	$83	$2,784
Natural gas, oil and NGL sales during the Current Quarter decreased $275 million compared to the Prior Quarter. Lower average prices, which were consistent with the downward trend in index prices for all products, drove a $56 million decrease during the Current Quarter. The Eagle Ford divestitures resulted in a $113 million decrease. Additionally, planned curtailments and activity deferrals during the Current Quarter led to lower sales volumes in Marcellus and Haynesville, resulting in an aggregate decrease of $106 million.
Natural gas, oil and NGL sales during the Current Period decreased $1,410 million compared to the Prior Period. Lower average prices, which were consistent with the downward trend in index prices for all products, drove a $459 million decrease during the Current Period. The Eagle Ford divestitures resulted in a $690 million decrease. Additionally, planned curtailments and activity deferrals led to lower sales volumes in Marcellus and Haynesville, resulting in an aggregate decrease of $261 million.
Production Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
		$/Mcfe		$/Mcfe		$/Mcfe		$/Mcfe
Marcellus	$18	0.13	$21	0.13	$58	0.13	$64	0.13
Haynesville	32	0.32	44	0.31	100	0.29	143	0.33
Eagle Ford	—	—	8	0.45	—	—	86	0.98
Total production expenses	$50	0.21	$73	0.23	$158	0.20	$293	0.29
Production expenses during the Current Quarter decreased $23 million compared to the Prior Quarter. The decrease was primarily due to a $12 million decrease in Haynesville, primarily related to lower saltwater disposal and treating expenses, as well as an $8 million decrease due to the Eagle Ford divestitures.
Production expenses during the Current Period decreased $135 million compared to the Prior Period. The decrease was primarily due to an $86 million decrease due to the Eagle Ford divestitures, as well as a $43 million decrease in Haynesville as a result of decreased workover activity and lower saltwater disposal expenses.
Gathering, Processing and Transportation Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
		$/Mcfe		$/Mcfe		$/Mcfe		$/Mcfe
Marcellus	$103	0.73	$106	0.66	$314	0.72	$325	0.64
Haynesville	49	0.48	65	0.45	165	0.48	198	0.46
Eagle Ford	—	—	21	1.23	—	—	140	1.59
Total GP&T	$152	0.62	$192	0.60	$479	0.61	$663	0.65
Gathering, processing and transportation expenses during the Current Quarter decreased $40 million compared to the Prior Quarter. The decrease was primarily related to a $21 million decrease due to the Eagle Ford divestitures. Additionally, decreased volumes resulted in a $14 million and $20 million decrease in Marcellus and Haynesville, respectively. These decreases were partially offset by rate increases of $11 million and $4 million in Marcellus and Haynesville, respectively.
Gathering, processing and transportation expenses during the Current Period decreased $184 million compared to the Prior Period. The decrease was primarily related to a $140 million decrease due to the Eagle Ford divestitures. Additionally, decreased volumes resulted in a $47 million and $40 million decrease in Marcellus and Haynesville, respectively. These decreases were partially offset by rate increases of $36 million and $7 million in Marcellus and Haynesville, respectively.

Severance and Ad Valorem Taxes

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
		$/Mcfe		$/Mcfe		$/Mcfe		$/Mcfe
Marcellus	$3	0.02	$4	0.03	$10	0.02	$11	0.02
Haynesville	8	0.07	17	0.11	48	0.14	80	0.19
Eagle Ford	—	—	6	0.38	—	—	45	0.52
Total severance and ad valorem taxes	$11	0.04	$27	0.08	$58	0.07	$136	0.13

Severance and ad valorem taxes during the Current Quarter decreased $16 million compared to the Prior Quarter. The decrease was primarily related to a $9 million decrease in Haynesville, which was driven by a decrease in the statutory severance tax rates as well as reduced volumes. Additionally, the Eagle Ford divestitures resulted in a $6 million decrease.
Severance and ad valorem taxes during the Current Period decreased $78 million compared to the Prior Period. The decrease was primarily related to a $45 million decrease due to the Eagle Ford divestitures and a $32 million decrease in Haynesville, which was driven by a decrease in the statutory severance tax rates as well as reduced volumes.

Natural Gas and Oil Derivatives

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Natural gas derivatives - realized gains	$206	$216	$696	$302
Natural gas derivatives - unrealized gains (losses)	(145)	(110)	(495)	843
Total gains on natural gas derivatives	$61	$106	$201	$1,145

Oil derivatives - realized losses	$—	$—	$—	$(38)
Oil derivatives - unrealized gains	—	—	—	88
Total gains on oil derivatives	$—	$—	$—	$50

Contingent consideration unrealized gains (losses)	$(15)	$—	$6	$—
Total gains on natural gas and oil derivatives	$46	$106	$207	$1,195
See Note 11 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for a discussion of our derivative activity.

General and Administrative Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Total G&A, net	$39	$29	$133	$95
G&A, net per Mcfe	$0.16	$0.09	$0.17	$0.09
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
Depreciation, Depletion and Amortization

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
DD&A	$335	$382	$1,082	$1,148
DD&A per Mcfe	$1.38	$1.19	$1.38	$1.13

The per unit increase in depreciation, depletion and amortization for the Current Quarter and Current Period compared to the Prior Quarter and Prior Period, respectively, is primarily the result of a higher depletion rate. The increase in our depletion rate is due to a decrease in prices used in the evaluation of our reserves. The decrease in absolute depreciation, depletion and amortization for the Current Quarter and Current Period compared to the Prior Quarter and Prior Period, respectively, is due to decreased volumes.

Other Operating Expense, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Other operating expense, net	$22	$3	$55	$15
During the Current Quarter and Current Period, we recognized approximately $17 million and $43 million, respectively, of costs related to the Southwestern Merger, which included legal fees, consulting fees and financial advisory fees. As a result of the closing of the Southwestern Merger, we anticipate recognizing additional material expenses during the fourth quarter of 2024 related to costs associated with the closing of the Southwestern Merger.
Interest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest expense on debt	$34	$33	$98	$111
Amortization of premium, issuance costs and other	(3)	(2)	(8)	(7)
Capitalized interest	(11)	(8)	(31)	(22)
Total interest expense	$20	$23	$59	$82
The decrease in total interest expense during the Current Period compared to the Prior Period was due to lower average debt outstanding between periods as well as increased capitalized interest, primarily related to our investment in Momentum Sustainable Ventures LLC.
Other Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Other income	$17	$15	$58	$48
Other income during the time periods presented above primarily consists of interest income and deferred consideration amortization. The increase during the Current Period was primarily due to increased interest income related to our higher average cash balance compared to the Prior Period.

Income Taxes
An income tax benefit of $105 million was recorded for the Current Period. This amount was entirely related to projections of deferred federal and state income taxes. Income tax expense was $532 million for the Prior Period. Of this amount, $213 million was the result of projecting current federal and state income taxes, predominately as a result of taxable gains on closed divestitures, and the remainder was related to projections of deferred federal and state income taxes. Our effective income tax rate was 25.0% and 22.3% during the Current Period and the Prior Period, respectively. Our effective tax rate can fluctuate due to the impact of discrete items, state income taxes and permanent differences. See Note 8 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for a discussion of income taxes.

Forward-Looking Statements
This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements include our current expectations or forecasts of future events, including matters relating to the combined company after the Southwestern Merger, armed conflict and instability in Europe and the Middle East, along with the effects of the current global economic environment, and the impact of each on our business, financial condition, results of operations and cash flows, the potential effects of the Plan on our operations, management, and employees, actions by, or disputes among or between, members of OPEC+ and other foreign oil-exporting countries, market factors, market prices, our ability to meet debt service requirements, our ability to continue to pay cash dividends, the amount and timing of any cash dividends, and our ESG initiatives. Forward-looking and other statements in this Form 10-Q regarding our environmental, social and other sustainability plans and goals are not an indication that these statements are necessarily material to investors or required to be disclosed in our filings with the SEC. In addition, historical, current, and forward-looking environmental, social and sustainability-related statements may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. Forward-looking statements often address our expected future business, financial performance and financial condition, and often contain words such as "expect," “could,” “may,” "anticipate," "intend," "plan," “ability,” "believe," "seek," "see," "will," "would," “estimate,” “forecast,” "target," “guidance,” “outlook,” “opportunity” or “strategy.”

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
•risks related to acquisitions or dispositions, or potential acquisitions or dispositions, including risks related to the Southwestern Merger, such as risks related to loss of management personnel, other key employees, customers, suppliers, vendors, landlords, joint venture partners and other business partners following the Southwestern Merger; risks related to disruption of management time from ongoing business operations due to integration; the risk of any unexpected costs or expenses resulting from the Southwestern Merger; the risk of any litigation relating to the Southwestern Merger; the risk that problems may arise in successfully integrating the businesses of the companies, which may result in the combined company not operating as effectively and efficiently as expected; and the risk that the combined company may be unable to achieve synergies or other anticipated benefits of the Southwestern Merger or it may take longer than expected to achieve those synergies or benefits;
•our ability to achieve and maintain ESG certifications, goals and commitments;
•legislative, regulatory and ESG initiatives, addressing environmental concerns, including initiatives addressing the impact of global climate change or further regulating hydraulic fracturing, methane emissions, flaring or water disposal;
•federal and state tax proposals affecting our industry;
•risks related to an annual limitation on the utilization of our tax attributes, as well as trading in our common stock, additional issuance of common stock, and certain other stock transactions, which could lead to an additional, potentially more restrictive, annual limitation; and
•other factors that are described under Risk Factors in Item 1A of our 2023 Form 10-K.
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

Information About Us
Investors should note that we make available, free of charge on our website at expandenergy.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We also post announcements, updates, events, investor information and presentations on our website in addition to copies of all recent news releases. We may use the Investors section of our website to communicate with investors. It is possible that the financial and other information posted on the Investors section of our website could be deemed to be material information. Documents and information on our website are not incorporated by reference herein.
The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers, including Expand Energy, that file electronically with the SEC.

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
Our natural gas revenues during the Current Period, excluding any effect of our derivative instruments, were $1,374 million. We did not have any oil or NGL revenues during the Current Period. Based on production, natural gas revenues for the Current Period would have increased or decreased by approximately $137 million, for a 10% increase or decrease in prices. As of September 30, 2024, the fair value of our natural gas derivatives was a net asset of $191 million. As of September 30, 2024, we did not have any open oil or NGL derivative positions. A 10% increase in forward natural gas prices would decrease the valuation of natural gas derivatives by approximately $176 million, while a 10% decrease would increase the valuation by approximately $180 million. This fair value change assumes volatility based on prevailing market parameters at September 30, 2024. Additionally, should oil prices not meet the average target prices specified within the contingent payment from Crescent, we may not receive any payment from the up to $50 million contingent consideration arrangement. See Note 11 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further information on our open derivative positions, including information about the contingent consideration arrangement.
As a result of the Southwestern Merger, our results of operations and cash flows will continue to be impacted by changes in market prices for natural gas, oil and NGL, which have historically been volatile. We plan to mitigate a portion of our exposure to adverse price changes and have entered into various derivative instruments, which includes hedge positions that cover approximately 45% of our projected natural gas volumes through the end of 2025.
Interest Rate Risk
Our exposure to interest rate changes relates primarily to borrowings under our Credit Facility. Interest is payable on borrowings under the Credit Facility based on floating rates. See Note 4 of the notes to our condensed consolidated financial statements included in Item 1 of Part 1 of this report for additional information. As of September 30, 2024, we did not have any outstanding borrowings under our Pre-IG Credit Facility.
As a result of the Southwestern Merger, we assumed approximately $3.7 billion of Southwestern’s senior notes, all of which had fixed interest rates. On October 1, 2024, Southwestern’s existing credit facility, which was based on floating interest rates, was terminated, with all loan amounts and other outstanding obligations thereunder repaid in full and all commitments thereunder extinguished, for approximately $585 million, which included all outstanding borrowings and transaction fees.

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
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2024 that our disclosure controls and procedures were effective.
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

Our business has many risks. Factors that could materially adversely affect our business, financial condition, operating results or liquidity and the trading price of our common stock are described under “Risk Factors” in Item 1A of our 2023 Form 10-K and the additional risk factor provided below, which supplements the risk factors included in our 2023 Form 10-K. This information should be considered carefully, together with other information in this report and other reports and materials we file with the SEC.

The completion of the Southwestern Merger may have triggered an annual limitation on the utilization of our tax attributes, reducing their ability to offset future taxable income, which may result in an increase to income tax liabilities. In addition, trading in our common stock, additional issuances of common stock, and certain other stock transactions could lead to an additional, potentially more restrictive annual limitation on the utilization of our tax attributes.
Upon emergence from bankruptcy on February 9, 2021, the Company experienced an ownership change under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code” and such change, a “Section

382 Ownership Change”), as all of the common stock and preferred stock of our predecessor, or the old loss corporation, was canceled and replaced with common stock of the successor, or the new loss corporation (the “First Ownership Change”). As such, an annual limitation was computed for the First Ownership Change based on the fair market value of the new equity immediately after emergence multiplied by the long-term tax-exempt rate in effect for the month of February 2021. This annual limitation restricts the future utilization of our net operating loss (“NOL”) carryforwards, disallowed business interest carryforwards and tax credits that existed at the time of emergence.
The Southwestern Merger, on October 1, 2024, resulted in an ownership change for Southwestern and is being analyzed to determine if a Section 382 Ownership Change also occurred for the Company (the “Potential Second Ownership Change"). In addition, trading in our stock, additional issuances, and other stock transactions occurring subsequent to the First Ownership Change (or, if the Potential Second Ownership Change occurred, subsequent to the Southwestern Merger) could lead to a further Section 382 Ownership Change. In the event of any additional Section 382 Ownership Change, including the Potential Second Ownership Change, a new annual limitation would be determined at such time that could be more restrictive than the limitation of the First Ownership Change. Depending on the market conditions and the Company’s tax basis, an additional Section 382 Ownership Change may result in a net unrealized built-in loss. The annual limitation in such a case would additionally be applied to certain of the Company’s tax items other than just NOL carryforwards, disallowed business interest carryforwards and tax credits. For example, a portion of tax depreciation, depletion and amortization would also be subject to the annual limitation for a five-year period following the Section 382 Ownership Change, but only to the extent of the net unrealized built-in loss existing at the time of the additional Section 382 Ownership Change. Whether the new annual limitation would be more restrictive would depend on the value of our stock and the long-term tax-exempt rate in effect at the time of such Section 382 Ownership Change. If the Southwestern Merger resulted in a Section 382 Ownership Change for the Company, given the higher long-term tax exempt rates in effect in October 2024 as compared to prior years, we believe that the annual limitation on the utilization of the Company’s tax attributes will be less restrictive than the First Ownership Change. As a result, the new limitation would generally only apply to those tax attributes generated subsequent to the First Ownership Change. However, if the value of our common stock or long-term tax-exempt rates have decreased at the time any additional Section 382 Ownership Change occurs, such ownership change may be more restrictive than the First Ownership Change or the Potential Second Ownership Change, if applicable, and would apply to certain of the tax attributes existing at the time of the additional Section 382 Ownership Change, including those remaining from the time of the First Ownership Change and Potential Second Ownership Change, if applicable.
Some states impose similar limitations on tax attribute utilization upon experiencing an ownership change.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of Equity Securities
We did not repurchase any shares of our common stock during the quarter ended September 30, 2024.

ITEM 3.	Defaults Upon Senior Securities
None.

ITEM 4.	Mine Safety Disclosures
Not applicable.

ITEM 5.	Other Information

During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6.	Exhibits
The exhibits listed below in the Index of Exhibits are filed, furnished or incorporated by reference pursuant to the requirements of Item 601 of Regulation S-K.
INDEX OF EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed or Furnished Herewith
2.1	Fifth Amended Joint Plan of Reorganization of Chesapeake Energy Corporation and its Debtor Affiliates Pursuant to Chapter 11 of the Bankruptcy Code (Exhibit A of the Confirmation Order).	8-K	001-13726	2.1	1/19/2021

2.2*	Agreement and Plan of Merger, dated as of January 10, 2024, among Chesapeake Energy Corporation, Hulk Merger Sub, Inc., Hulk LLC Sub, LLC, and Southwestern Energy Company.	8-K	001-13726	2.1	1/11/2024

3.1	Third Amended and Restated Certificate of Incorporation of Expand Energy Corporation.	8-K	001-13726	3.1	10/1/2024

3.2	Third Amended and Restated Bylaws of Expand Energy Corporation.	8-K	001-13726	3.2	10/1/2024

31.1	Domenic J. Dell’Osso, Jr., President and Chief Executive Officer, Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Mohit Singh, Executive Vice President and Chief Financial Officer, Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Domenic J. Dell’Osso Jr., President and Chief Executive Officer, Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Mohit Singh, Executive Vice President and Chief Financial Officer, Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101 INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101 SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101 LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.					X

101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					X

*	Annexes, schedules and certain exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted annexes, schedules and exhibits upon request by the SEC.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXPAND ENERGY CORPORATION

Date: October 29, 2024	By:	/s/ DOMENIC J. DELL’OSSO, JR.
Domenic J. Dell’Osso, Jr. President and Chief Executive Officer

Date: October 29, 2024	By:	/s/ MOHIT SINGH
Mohit Singh Executive Vice President and Chief Financial Officer