Form 10-Q
period 2025-03-31
EXPAND ENERGY Corp
filed 2025-04-29
CIK 895126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐      No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☒ No ☐
As of April 24, 2025, there were 237,979,439 shares of our $0.01 par value common stock outstanding.

EXPAND ENERGY CORPORATION AND SUBSIDIARIES
INDEX TO FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2025

Explanatory Note and Definitions
On October 1, 2024, Chesapeake Energy Corporation completed its previously announced merger with Southwestern Energy Company. In connection with the Southwestern Merger (as defined below), Chesapeake Energy Corporation changed its name to Expand Energy Corporation.
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
“Current Quarter” means the three months ended March 31, 2025.
“DD&A” means depreciation, depletion and amortization.
“Debtors” means Chesapeake Energy Corporation prior to the Southwestern Merger, together with all of its direct and indirect subsidiaries that have filed the Chapter 11 Cases.
“Effective Date” means February 9, 2021.
“ESG” means environmental, social and governance.
“FASB” means the Financial Accounting Standards Board.

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
“Prior Quarter” means the three months ended March 31, 2024.
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
“Southwestern” means Southwestern Energy Company.
“Southwestern Merger” means Chesapeake’s merger with Southwestern, which closed on October 1, 2024.
“Warrants” means, collectively, the Class A Warrants, Class B Warrants and Class C Warrants.
“WTI” means West Texas Intermediate.
“/Bbl” means per barrel.
“/Mcf” means per Mcf.
“/Mcfe” means per Mcfe.

PART I. FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements
EXPAND ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

($ in millions, except per share data)	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$349	$317
Restricted cash	78	78
Accounts receivable, net	1,361	1,226
Derivative assets	—	84
Other current assets	325	292
Total current assets	2,113	1,997
Property and equipment:
Natural gas and oil properties, successful efforts method
Proved natural gas and oil properties	23,874	23,093
Unproved properties	5,774	5,897
Other property and equipment	678	654
Total property and equipment	30,326	29,644
Less: accumulated depreciation, depletion and amortization	(6,066)	(5,362)
Total property and equipment, net	24,260	24,282
Long-term derivative assets	2	1
Deferred income tax assets	626	589
Other long-term assets	933	1,025
Total assets	$27,934	$27,894

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$654	$777
Current maturities of long-term debt, net	—	389
Accrued interest	68	100
Derivative liabilities	896	71
Other current liabilities	1,971	1,786
Total current liabilities	3,589	3,123
Long-term debt, net	5,243	5,291
Long-term derivative liabilities	129	68
Asset retirement obligations, net of current portion	506	499
Long-term contract liabilities	1,159	1,227
Other long-term liabilities	117	121
Total liabilities	10,743	10,329
Contingencies and commitments (Note 5)
Stockholders' equity:
Common stock, $0.01 par value, 450,000,000 shares authorized: 237,476,127 and 231,769,886 shares issued	2	2
Additional paid-in capital	13,700	13,687
Retained earnings	3,489	3,876
Total stockholders' equity	17,191	17,565
Total liabilities and stockholders' equity	$27,934	$27,894
The accompanying notes are an integral part of these condensed consolidated financial statements.

EXPAND ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
($ in millions, except per share data)	2025	2024
Revenues and other:
Natural gas, oil and NGL	$2,300	$589
Marketing	910	312
Natural gas, oil and NGL derivatives	(1,014)	172
Gains on sales of assets	—	8
Total revenues and other	2,196	1,081
Operating expenses:
Production	147	59
Gathering, processing and transportation	563	173
Severance and ad valorem taxes	48	29
Exploration	7	2
Marketing	919	323
General and administrative	47	47
Depreciation, depletion and amortization	711	399
Other operating expense, net	22	17
Total operating expenses	2,464	1,049
Income (loss) from operations	(268)	32
Other income (expense):
Interest expense	(59)	(19)
Other income, net	8	20
Total other income (expense)	(51)	1
Income (loss) before income taxes	(319)	33
Income tax expense (benefit)	(70)	7
Net income (loss)	$(249)	$26
Earnings (loss) per common share:
Basic	$(1.06)	$0.20
Diluted	$(1.06)	$0.18
Weighted average common shares outstanding (in thousands):
Basic	234,434	130,893
Diluted	234,434	141,752
The accompanying notes are an integral part of these condensed consolidated financial statements.

EXPAND ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
($ in millions)	2025	2024
Cash flows from operating activities:
Net income (loss)	$(249)	$26
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	711	399
Deferred income tax expense (benefit)	(37)	7
Derivative (gains) losses, net	1,014	(172)
Cash receipts (payments) on derivative settlements, net	(45)	228
Share-based compensation	9	9
Gains on sales of assets	—	(8)
Contract amortization	(52)	—
Other	(4)	(13)
Changes in assets and liabilities	(251)	76
Net cash provided by operating activities	1,096	552
Cash flows from investing activities:
Capital expenditures	(563)	(421)
Receipts of deferred consideration	60	60
Contributions to investments	(4)	(19)
Proceeds from divestitures of property and equipment	—	6
Net cash used in investing activities	(507)	(374)
Cash flows from financing activities:
Proceeds from Credit Facility	725	—
Payments on Credit Facility	(725)	—
Proceeds from warrant exercise	21	—
Cash paid to purchase debt	(436)	—
Cash paid for common stock dividends	(142)	(77)
Net cash used in financing activities	(557)	(77)
Net increase in cash, cash equivalents and restricted cash	32	101
Cash, cash equivalents and restricted cash, beginning of period	395	1,153
Cash, cash equivalents and restricted cash, end of period	$427	$1,254

Cash and cash equivalents	$349	$1,179
Restricted cash	78	75
Total cash, cash equivalents and restricted cash	$427	$1,254
The accompanying notes are an integral part of these condensed consolidated financial statements.

EXPAND ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock
($ in millions)	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity
Balance as of December 31, 2023	130,789,936	$1	$5,754	$4,974	$10,729
Share-based compensation	168,538	—	4	—	4
Issuance of common stock for warrant exercise	201	—	—	—	—
Net income	—	—	—	26	26
Dividends on common stock	—	—	—	(77)	(77)
Balance as of March 31, 2024	130,958,675	$1	$5,758	$4,923	$10,682

Balance as of December 31, 2024	231,769,886	$2	$13,687	$3,876	$17,565
Share-based compensation	386,025	—	(8)	—	(8)
Issuance of common stock for warrant exercise	5,320,216	—	21	—	21
Net loss	—	—	—	(249)	(249)
Dividends on common stock	—	—	—	(138)	(138)
Balance as of March 31, 2025	237,476,127	$2	$13,700	$3,489	$17,191
The accompanying notes are an integral part of these condensed consolidated financial statements.

EXPAND ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation and Summary of Significant Accounting Policies
Description of Company
Expand Energy Corporation (“Expand Energy,” “we,” “our,” “us” or the “Company”) is the largest natural gas producer in the U.S., based on net daily production, and is focused on responsibly developing an abundant supply of natural gas, oil and NGL to expand energy access for all. We have operations in Louisiana, Pennsylvania, West Virginia and Ohio, with all of our operations located onshore in the United States.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Expand Energy were prepared in accordance with GAAP and the rules and regulations of the SEC. Pursuant to such rules and regulations, certain disclosures have been condensed or omitted.
This Quarterly Report on Form 10-Q (this “Form 10-Q”) relates to our financial position as of March 31, 2025 and December 31, 2024, and our results of operations for the three months ended March 31, 2025 (“Current Quarter”) and the three months ended March 31, 2024 (“Prior Quarter”). Our annual report on Form 10-K for the year ended December 31, 2024 (“2024 Form 10-K”) should be read in conjunction with this Form 10-Q. The accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair statement of our condensed consolidated financial statements and accompanying notes and include the accounts of our direct and indirect wholly owned subsidiaries and entities in which we have a controlling financial interest. Intercompany accounts and balances have been eliminated. For the time periods covered by this Form 10-Q, we did not have any changes or items impacting other comprehensive income.
Restricted Cash
As of March 31, 2025, we had restricted cash of $78 million. Our restricted cash represents funds legally restricted for future payment of certain royalties, as well as for payment of certain convenience class unsecured claims.
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
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segments Disclosures. Under ASU 2023-07, the scope and frequency of segment disclosures is increased to provide investors with additional detail about information utilized by an entity’s CODM, including information about significant segment expenses. This ASU became effective beginning with our 2024 Form 10-K and is also effective for interim periods beginning with this quarterly report on Form 10-Q. See Note 14 for further discussion on our segment reporting.

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

On October 1, 2024, the Southwestern Merger was completed, and we issued approximately 95.7 million shares of our common stock to Southwestern’s shareholders in connection with the Merger Agreement. Under the terms of the Merger Agreement, subject to certain exceptions, each share of Southwestern common stock was converted into the right to receive 0.0867 of a share of the Company’s common stock. Based on the closing price of our common stock, the total value of the shares of our common stock issued to Southwestern’s shareholders was approximately $7.9 billion. During the Current Quarter, we recognized approximately $27 million of costs related to the Southwestern Merger, which primarily consisted of employee expenses. These acquisition-related costs are included within other operating expense, net within our condensed consolidated statements of operations. The Southwestern Merger was structured as a tax-free reorganization for United States federal income tax purposes.

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

EXPAND ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Preliminary Purchase Price Allocation
Consideration:
Cash(a)	$585
Fair value of Expand Energy common stock issued(b)	7,871
Restricted stock unit and performance stock unit replacement awards	17
Total consideration	$8,473

Fair Value of Assets Acquired:
Cash and cash equivalents and restricted cash	$126
Other current assets	828
Proved natural gas and oil properties	10,002
Unproved properties	4,270
Other property and equipment	128
Other long-term assets	496
Amounts attributable to assets acquired	$15,850

Fair Value of Liabilities Assumed:
Current liabilities	$1,955
Long-term debt	3,305
Deferred tax liabilities	479
Long-term contract liabilities	1,287
Other long-term liabilities	351
Amounts attributable to liabilities assumed	$7,377

Total identifiable net assets	$8,473
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

EXPAND ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
As part of the Southwestern Merger, we assumed gathering, processing and transportation contracts, certain of which were deemed to be above or below current market rates. We recognized assets and liabilities for the difference in the contractual and market rates of these contracts, as of the date of the Southwestern Merger. The terms of the contracts extend through 2035.
Pro Forma Financial Information
As the Southwestern Merger closed on October 1, 2024, all activity in 2025 is included in our condensed consolidated statements of operations for the Current Quarter. The following unaudited pro forma financial information is based on our historical consolidated financial statements adjusted to reflect as if the Southwestern Merger had occurred on January 1, 2023. The information below reflects pro forma adjustments based on available information and certain assumptions that we believe are reasonable, including the estimated tax impact of the pro forma adjustments.

Three Months Ended March 31, 2024
Revenues	$2,750
Net income available to common stockholders	$83
Earnings per common share:
Basic	$0.36
Diluted	$0.35

Eagle Ford Divestitures

During 2023, we divested our Eagle Ford assets through three separate transactions. In each of these transactions, we received a portion of the purchase price upon closing, subject to customary post-closing adjustments, with the remainder of the purchase price recorded as deferred consideration and treated as a non-interest-bearing note to be paid in installments in up to the following four years following the close of the transaction. The deferred consideration is recorded at fair value with an imputed rate of interest as a Level 2 input, and approximately $112 million and $114 million of the deferred consideration is reflected within other current assets and approximately $137 million and $188 million of the deferred consideration is reflected within other long-term assets on the condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024, respectively. These installment payments are recorded as receipts of deferred consideration in our condensed consolidated statements of cash flows.
During the Current Quarter and Prior Quarter, we amortized approximately $6 million and $9 million, respectively, related to the deferred consideration from the Eagle Ford divestiture transactions. The deferred consideration amortization is recorded within other income, net, in our condensed consolidated statements of operations.

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
The reconciliations between basic and diluted earnings (loss) per share are as follows:

	Three Months Ended March 31,
	2025	2024
Numerator
Net income (loss), basic and diluted	$(249)	$26

Denominator (in thousands)
Weighted average common shares outstanding, basic	234,434	130,893
Effect of potentially dilutive securities
Warrants	—	10,302
Restricted stock units	—	379
Performance share units	—	178
Weighted average common shares outstanding, diluted	234,434	141,752

Earnings (loss) per common share:
Basic	$(1.06)	$0.20
Diluted	$(1.06)	$0.18

During the Current Quarter and Prior Quarter, the diluted earnings (loss) per share calculation excludes the effect of 308,646 and 777,369 reserved shares of common stock and 582,109 and 1,466,502 reserved Class C Warrants related to the settlement of General Unsecured Claims associated with the Chapter 11 Cases, as all necessary conditions had not been met for such shares to be considered dilutive shares during the Current Quarter and Prior Quarter, respectively. Additionally, the diluted loss per share calculation during the Current Quarter excludes the antidilutive effect of 5,634,917 Warrants, 413,816 RSUs and 154,868 PSUs.

EXPAND ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

4.	Debt
Our long-term debt consisted of the following as of March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
	Carrying Amount	Fair Value(a)	Carrying Amount	Fair Value(a)
Credit Facility	$—	$—	$—	$—
4.95% senior notes due 2025	—	—	389	389
5.50% senior notes due 2026	—	—	47	47
5.375% senior notes due 2029	700	697	700	684
5.875% senior notes due 2029	500	500	500	494
6.75% senior notes due 2029	950	965	950	959
5.375% senior notes due 2030	1,200	1,192	1,200	1,174
4.75% senior notes due 2032	1,150	1,089	1,150	1,067
5.70% senior notes due 2035	750	750	750	734
Premiums on senior notes, net	2	—	4	—
Debt issuance costs	(9)	—	(10)	—
Total debt, net	$5,243	$5,193	$5,680	$5,548
Less current maturities of long-term debt, net	—	—	(389)	(389)
Total long-term debt, net	$5,243	$5,193	$5,291	$5,159
____________________________________________
(a)The carrying value of borrowings under our Credit Facility approximates fair value as the interest rates are based on prevailing market rates; therefore, they are a Level 1 fair value measurement. For all other debt, a market approach, based upon quotes from major financial institutions, which are Level 2 inputs, is used to measure the fair value.

Credit Facility. In December 2022, we entered into a senior secured reserve-based credit agreement, as amended pursuant to the Amendment No. 1 and Borrowing Base Agreement, dated April 29, 2024 (the “Initial Credit Agreement Amendment”) and as automatically amended on October 28, 2024 by the Investment Grade Credit Agreement Amendment (as defined below), with the lenders and issuing banks party thereto from time to time (the “Lenders”), and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (in such capacity, the “Administrative Agent”) (such credit agreement as amended by the Initial Credit Agreement Amendment and the Investment Grade Credit Agreement Amendment, the “Credit Agreement”), providing for a revolving credit facility (such facility as amended pursuant to the Initial Credit Agreement Amendment and the Investment Grade Credit Agreement Amendment, the “Credit Facility”) maturing in December 2027. The Credit Facility provides for aggregate commitments of $2.5 billion, including a $500 million sublimit available for the issuance of letters of credit and a $50 million sublimit available for swingline loans. As of March 31, 2025, we had approximately $2.5 billion available for borrowings under the Credit Facility.

The Credit Agreement contains restrictive covenants that, subject to exceptions customary to investment grade credit facilities, limit Expand Energy and its subsidiaries’ ability to, among other things: (i) incur priority indebtedness, (ii) enter into mergers; (iii) make or declare dividends; (iv) incur liens; (v) sell all or substantially all of their assets; and (vi) engage in certain transactions with affiliates. The Credit Agreement provides for our compliance with an indebtedness to capitalization ratio, which is the ratio of the Company’s total indebtedness to the sum of total indebtedness plus stockholders’ equity (the “Debt to Capitalization Ratio”), not to exceed 65%. As of March 31, 2025, we were in compliance with the Debt to Capitalization Ratio.

Borrowings under the Credit Agreement may be alternate base rate loans or term SOFR loans, at our election. Interest is payable quarterly for alternate base rate loans and at the end of the applicable interest period for term

EXPAND ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
SOFR loans. Term SOFR loans bear interest at term SOFR plus an applicable rate ranging from 125 to 187.5 basis points per annum, depending on the Company’s unsecured debt ratings, plus an additional 10 basis points per annum credit spread adjustment. Alternate base rate loans bear interest at a rate per annum equal to the greatest of: (i) the prime rate; (ii) the federal funds effective rate plus 50 basis points; and (iii) the adjusted term SOFR rate for a one-month interest period plus 100 basis points, plus an applicable margin ranging from 25 to 87.5 basis points per annum, depending on the Company’s unsecured debt ratings. Expand Energy also pays a commitment fee on unused commitment amounts under the Credit Facility ranging from 15 to 27.5 basis points per annum, depending on the Company’s unsecured debt ratings.

The Credit Facility is subject to customary events of default, remedies, and cure rights for investment grade credit facilities of this nature.

The Company had no secured debt as of March 31, 2025.
Maturity and Repayment of the 2025 Senior Notes and Early Redemption of the 2026 Senior Notes
In January 2025, the $389 million aggregate principal of 4.95% Senior Notes due 2025 (the “2025 Notes”) was repaid and terminated with cash on hand and borrowings on the Credit Facility. The borrowings on the Credit Facility were subsequently repaid during the three months ended March 31, 2025.
In March 2025, we redeemed the remaining $47 million aggregate principal of the 5.50% Senior Notes due 2026 (the “2026 Notes”) with cash on hand.

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
The aggregate undiscounted commitments under our gathering, processing and transportation agreements, excluding any reimbursement from working interest and royalty interest owners, credits for third-party volumes or future costs under cost-of-service agreements, are presented below:

March 31, 2025
Remainder of 2025	$1,071
2026	1,372
2027	1,260
2028	1,192
2029	1,011
Thereafter	4,609
Total	$10,515
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

6.	Other Current Liabilities
Other current liabilities as of March 31, 2025 and December 31, 2024 are detailed below:

	March 31, 2025	December 31, 2024
Revenues and royalties due to others	$892	$734
Accrued drilling and production costs	466	296
Contract liabilities	274	284
Accrued compensation and benefits	48	124
Taxes payable	104	142
Operating leases	71	71
Joint interest prepayments received	14	13
Other	102	122
Total other current liabilities	$1,971	$1,786

7.	Revenue
The following tables show revenue disaggregated by operating area and product type:

	Three Months Ended March 31, 2025
	Natural Gas	Oil	NGL	Total
Haynesville	$821	$—	$—	$821
Northeast Appalachia	900	—	—	900
Southwest Appalachia	294	78	207	579
Natural gas, oil and NGL revenue	$2,015	$78	$207	$2,300

Marketing revenue	$837	$34	$39	$910

EXPAND ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Three Months Ended March 31, 2024
	Natural Gas	Oil	NGL	Total
Haynesville	$272	$—	$—	$272
Northeast Appalachia	317	—	—	317
Natural gas, oil and NGL revenue	$589	$—	$—	$589

Marketing revenue	$197	$82	$33	$312

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
Accounts receivable as of March 31, 2025 and December 31, 2024 are detailed below:

	March 31, 2025	December 31, 2024
Natural gas, oil and NGL sales	$1,137	$1,028
Joint interest	228	191
Other	12	18
Allowance for doubtful accounts	(16)	(11)
Total accounts receivable, net	$1,361	$1,226

8.	Income Taxes

The table below presents a comparison of the Current Quarter and Prior Quarter’s income tax expense (benefit) and actual year-to-date effective tax rates.

	Three Months Ended March 31,
	2025		2024
Income (loss) before income taxes	$(319)		$33

Current tax benefit	(33)	10.3%	—	—%
Deferred tax expense (benefit)	(37)	11.6%	7	21.2%
Income tax expense (benefit)	$(70)	21.9%	$7	21.2%

An estimated annual effective tax rate (“EAETR”) is used in recording our interim year-to-date income tax provision. The EAETR is determined based on analysis of year-to-date and projected financial results of our operations. Our EAETR during the Current Quarter was 21.8%, compared to 21.9% in the Prior Quarter. The actual year-to-date effective tax rate and EAETR can differ as a result of certain discrete items, which are recorded in the period. Common examples of such items include, but are not limited to, certain equity-based compensation, true-ups resulting from differences between tax returns filed and estimated accruals, and tax effects of enacted laws.

EXPAND ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
As a result of projecting federal and state income taxes, a portion of our EAETR represents the estimated provision for current taxes. Due to the book loss in the Current Quarter, a current tax benefit of $33 million was recorded. There was no current tax expense recorded in the Prior Quarter.

As of December 31, 2024, we were in a net deferred tax asset position and anticipate being in a net deferred tax asset position as of December 31, 2025. Based on all available positive and negative evidence, including projections of future taxable income, we believe it is more likely than not that some of our deferred tax assets will not be realized. As such, a partial valuation allowance was recorded against our net deferred tax asset position for federal and state purposes as of March 31, 2025 and December 31, 2024.
On August 16, 2022, the President of the United States signed into law the Inflation Reduction Act of 2022, which includes provisions for a 15% corporate alternative minimum tax (“CAMT”) on book income for companies whose average book income exceeds $1 billion for any three consecutive years preceding the tax year. Based upon our book income in the past three years, we believe we are subject to the CAMT. The CAMT will result in incremental taxes to the extent that 15% of our adjusted book earnings exceeds our regular federal tax liability. We currently project that we will pay the CAMT in 2025.

9.	Equity
Dividends
During the Current Quarter and Prior Quarter, we made dividend payments of $142 million ($0.575 per share) and $77 million ($0.575 per share), respectively.
On April 29, 2025, we declared a base quarterly dividend payable of $0.575 per share, which will be paid on June 4, 2025 to stockholders of record at the close of business on May 15, 2025.
Share Repurchases
On October 22, 2024, our Board of Directors authorized repurchases of up to $1.0 billion, in aggregate, of the Company’s common stock and/or warrants under a share repurchase program. During the Current Quarter, we did not make any share repurchases.

Warrants

	Class A Warrants	Class B Warrants	Class C Warrants(a)
Outstanding as of December 31, 2024	1,254,479	3,073,194	4,383,634
Converted into common stock(b)	(1,186,019)	(2,823,724)	(1,600,930)
Outstanding as of March 31, 2025	68,460	249,470	2,782,704
_________________________________________
(a)As of March 31, 2025, we had 582,109 of reserved Class C Warrants.
(b)During the three months ended March 31, 2025, we issued 5,320,216 shares of common stock as a result of Warrant exercises.

EXPAND ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

10.	Share-Based Compensation
Our long-term incentive plan, as amended and adopted by our Board of Directors (the “LTIP”), provides for the grant of RSUs, restricted stock awards, stock options, stock appreciation rights, performance awards and other stock awards to the Company’s employees and non-employee directors and has a share reserve equal to 6,800,000 shares of common stock.
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

	Unvested Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
	(in thousands)
Unvested as of December 31, 2024	957	$81.99
Granted	524	$102.96
Vested	(410)	$77.57
Forfeited	(5)	$94.77
Unvested as of March 31, 2025	1,066	$93.95
The aggregate intrinsic value of RSUs that vested during the Current Quarter was approximately $42 million based on the stock price at the time of vesting.
As of March 31, 2025, there was approximately $89 million of total unrecognized compensation expense related to unvested RSUs. The expense is expected to be recognized over a weighted average period of approximately 2.53 years.
Performance Share Units. During the Current Quarter, we granted PSUs to senior management and certain employees under the LTIP, which will generally vest over a three-year period and will be settled in shares. The performance criteria include total shareholder return (“TSR”) and relative TSR (“rTSR”) and could result in a total payout between 0% - 200% of the target units. The fair value of the PSUs was measured on the grant date using a Monte Carlo simulation, and compensation expense is recognized ratably over the requisite service period because these awards depend on a combination of service and market criteria.

The following table presents the assumptions used in the valuation of the PSUs granted in 2025.

Assumption	TSR, rTSR
Risk-free interest rate	4.00%
Volatility	33.40%

EXPAND ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
A summary of the changes in unvested PSUs is presented below:

	Unvested Performance Share Units	Weighted Average Grant Date Fair Value Per Share
	(in thousands)
Unvested as of December 31, 2024	376	$94.67
Granted	250	$125.64
Vested	(124)	$109.71
Forfeited	(1)	$125.64
Unvested as of March 31, 2025	501	$106.32
The aggregate intrinsic value of PSUs that vested during the Current Quarter was approximately $20 million based on the stock price at the time of vesting.
As of March 31, 2025, there was approximately $42 million of total unrecognized compensation expense related to unvested PSUs. The expense is expected to be recognized over a weighted average period of approximately 2.66 years.

RSU and PSU Compensation.
We recognized the following compensation costs, net of actual forfeitures, related to RSUs and PSUs for the periods presented:

	Three Months Ended March 31,
	2025	2024
General and administrative expenses	$8	$8
Natural gas and oil properties	1	2
Production expense	1	1
Marketing expense	1	—
Other operating expense, net	2	—
Total RSU and PSU compensation	$13	$11
Related income tax benefit	$4	$2

11.	Derivative and Hedging Activities
We use derivative instruments to reduce our exposure to fluctuations in future commodity prices and to protect our expected operating cash flow against significant market movements or volatility. These commodity contract derivative financial instruments include financial price swaps, collars, call options and basis protection swaps. All of our commodity contract derivative instruments are net settled based on the difference between the fixed-price payment and the floating-price payment, resulting in a net amount due to or from the counterparty. We do not intend to hold or issue derivative financial instruments for speculative trading purposes and have elected not to designate any of our derivative instruments for hedge accounting treatment.

The estimated fair values of our natural gas, oil and NGL derivative instrument assets (liabilities) as of March 31, 2025 and December 31, 2024 are provided below:

EXPAND ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	March 31, 2025		December 31, 2024
	Notional Volume	Fair Value	Notional Volume	Fair Value
Natural gas (Bcf):
Fixed-price swaps	391	$(279)	369	$(28)
Collars	1,499	(695)	1,098	(27)
Three-way collars	121	(9)	161	60
Call options (purchased)	55	7	73	1
Call options (sold)	183	(49)	219	(16)
Basis protection swaps	237	14	279	(39)
Total natural gas	2,486	(1,011)	2,199	(49)
Oil (MMBbls):
Three-way collars	1	$4	2	$4
Total oil	1	4	2	4
NGLs (MMBbls):
Fixed-price swaps	5	$(16)	7	$(9)
Total NGL	5	(16)	7	(9)
Total estimated fair value		$(1,023)		$(54)

The following table presents the fair value and location of each classification of derivative instrument included in the condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024 on a gross basis and after same-counterparty netting:

	Gross Fair Value(a)	Amounts Netted in the Condensed Consolidated Balance Sheets	Net Fair Value Presented in the Condensed Consolidated Balance Sheets
As of March 31, 2025
Commodity Contracts:
Short-term derivative asset	$39	$(39)	$—
Long-term derivative asset	18	(16)	2
Short-term derivative liability	(935)	39	(896)
Long-term derivative liability	(145)	16	(129)
Total derivatives	$(1,023)	$—	$(1,023)

As of December 31, 2024
Commodity Contracts:
Short-term derivative asset	$191	$(107)	$84
Long-term derivative asset	6	(5)	1
Short-term derivative liability	(178)	107	(71)
Long-term derivative liability	(73)	5	(68)
Total derivatives	$(54)	$—	$(54)
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
Credit Risk Considerations
Our derivative instruments expose us to our counterparties’ credit risk. To mitigate this risk, we only enter into commodity contracts derivatives with counterparties that are highly rated or deemed by us to have acceptable credit strength and deemed by management to be competent and competitive market-makers, and we attempt to limit our exposure to non-performance by any single counterparty. As of March 31, 2025, our commodity contracts derivative instruments were spread among 20 counterparties.
Hedging Arrangements
Certain of our hedging arrangements are with counterparties that are also Lenders (or affiliates of Lenders) under our Credit Facility. We do not expect to post cash or letters of credit to secure our obligations under these hedging arrangements while we have our investment grade ratings. The obligations under these contracts must be secured by cash or letters of credit to the extent that any mark-to-market amounts exceed defined thresholds. As of March 31, 2025, we did not have any cash or letters of credit posted as collateral for our commodity derivatives.

12.	Investments
Momentum Sustainable Ventures LLC. During the fourth quarter of 2022, the Company entered into an agreement with Momentum Sustainable Ventures LLC to build a new natural gas gathering pipeline and carbon capture project, which will gather and treat natural gas produced in the Haynesville Shale for re-delivery to Gulf Coast markets, including LNG export. The pipeline is expected to have an initial capacity of 1.7 Bcf/d expandable to 2.2 Bcf/d. The carbon capture portion of the project anticipates capturing approximately 1.0 million tons per annum of CO2 and delivering the CO2 to ExxonMobil Low Carbon Solutions Onshore Storage, LLC for additional transportation and storage. The natural gas gathering pipeline is projected for a potential in-service date in the fourth quarter of 2025. We have a 35% interest in the joint venture entity. We have accounted for this investment as an equity method investment, and its carrying value, which is reflected within other long-term assets on the condensed consolidated balance sheets, was $311 million and $307 million as of March 31, 2025 and December 31, 2024, respectively. As of March 31, 2025, the carrying value of our investment included approximately $21 million of capitalized interest related to the project.

EXPAND ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

13.	Supplemental Cash Flow Information
Supplemental disclosures to the consolidated statements of cash flows are presented below.

	Three Months Ended March 31,
	2025	2024
Changes in assets and liabilities
Accounts receivable	$(135)	$286
Accounts payable	(96)	(93)
Other current assets	(25)	1
Other current liabilities	5	(118)
Total	$(251)	$76

Supplemental cash flow information:
Interest paid, net of capitalized interest	$91	$20
Income taxes paid (refunds received), net	$—	$—

Supplemental disclosure of significant non-cash investing and financing activities:
Change in accrued drilling and completion costs	$126	$(59)
Operating lease obligations recognized	$19	$—

14.	Segment Information
Operating segments are defined as components of an enterprise that engage in activities from which it may earn revenues and incur expenses for which separate operational financial information is available and is regularly evaluated by the CODM, who is our Chief Executive Officer, for the purpose of allocating an enterprise’s resources and assessing its operating performance. Our revenues are derived from the production, marketing and sale of natural gas, oil and NGL. Additional information on our revenues, including the disaggregation of our revenues, is found in Note 7. As of March 31, 2025, we considered each of our operating areas as operating segments, however, we have aggregated those operating segments into one reportable segment due to the similar nature of the exploration and production business across Expand Energy and its consolidated subsidiaries and the fact that our marketing activities are ancillary to our operations.
Our CODM uses consolidated net income (loss), for purposes of allocating resources and in assessing Expand Energy’s operating performance. Additionally, our CODM is regularly provided information on production expense, gathering, processing and transportation expense, severance and ad valorem taxes and general and administrative expense, which are our significant segment expenses. Other segment items primarily consist of depreciation, depletion and amortization, marketing expense, interest expense and income tax expense (benefit). Our significant segment expenses and other segment items are derived from, and can be found within the condensed consolidated statements of operations.
The measure of segment assets is total assets as reported on our condensed consolidated balance sheets, and as of March 31, 2025 and as of December 31, 2024 our total assets were $27,934 million and $27,894 million, respectively. Additionally, in analyzing company performance, our CODM reviews capital expenditures. During the Current Quarter and Prior Quarter, our capital expenditures were $662 million and $354 million, respectively. During the Current Quarter we did not make any contributions to equity method investments and during the Prior Quarter, we contributed $16 million to equity method investments, which primarily consisted of our investment with Momentum Sustainable Ventures LLC. Additional discussion around our investment with Momentum Sustainable Ventures LLC is in Note 12. Our interest revenue during the Current Quarter and Prior Quarter was $2 million and $14 million, respectively.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction
This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with management’s perspective on our financial condition, liquidity, results of operations and certain other factors that may affect our future results. The following discussion should be read together with the condensed consolidated financial statements included in Item 1 of Part I of this report and the consolidated financial statements included in Item 8 of our 2024 Form 10-K.
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

Recent Developments
Southwestern Merger
On October 1, 2024, we completed the Southwestern Merger and issued approximately 95.7 million shares of our common stock to Southwestern’s shareholders in connection with the Merger Agreement. Under the terms of the Merger Agreement, subject to certain exceptions, each share of Southwestern common stock was converted into the right to receive 0.0867 of a share of the Company’s common stock. Based on the closing price of our common stock, the total value of such shares of our common stock issued to Southwestern’s shareholders was approximately $7.9 billion. See Note 2 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion.
Investment Grade Rating
On October 1, 2024, we received an investment grade rating from S&P Global Ratings (“S&P”). S&P assigned an issuer-level rating of ‘BBB-’ on our unsecured debt and raised our issuer credit rating to ‘BBB-’, with a stable outlook. Additionally, on October 2, 2024, we received an investment grade rating from Fitch Ratings (“Fitch”). Fitch affirmed our revolver credit rating at ‘BBB-’ and upgraded the rating on our senior notes to ‘BBB-’, with a stable outlook. As a result of these investment grade ratings and the satisfaction of certain other conditions, certain restrictive covenants on our Credit Facility fell away and became more permissive. Under the Credit Facility, the Company is required to maintain compliance with a total indebtedness to capitalization ratio, which is the ratio of the Company’s total indebtedness to the sum of total indebtedness plus stockholders’ equity, not to exceed 65%. See Note 4 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion. Additionally, on April 16, 2025, we received an investment grade rating from Moody’s Ratings (“Moody’s”). Moody’s upgraded the rating on our senior unsecured notes from Ba1 to Baa3, with a stable outlook.
Addition to the S&P 500 Index
In March 2025, following the close of the Southwestern Merger and the receipt of investment grade ratings, our common stock was added to the S&P 500.
Redemption of Senior Notes
In January 2025, the $389 million aggregate principal of the 2025 Notes was repaid and terminated with cash on hand and borrowings on the Credit Facility. Additionally, in March 2025, we redeemed the remaining $47 million aggregate principal of the 2026 Notes with cash on hand. See Note 4 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion.
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

Economic and Market Conditions
Geopolitical risk and policy uncertainty continue to drive volatility in natural gas, oil and NGL prices, while macroeconomic headwinds in key consuming countries could impact global growth prospects, potentially affecting supply and demand for energy commodities. Domestically, the natural gas market balance has tightened, driven by increasing demand from new LNG export facilities, reduced industry activity levels, and a recent period of colder than average temperatures, providing support for prices in 2025 and 2026. Our future estimated cash flow is partially protected from commodity price volatility due to our current hedge positions that provide a floor price on over half of our projected gas volumes through the remainder of 2025 with significant upside participation via costless collars. For the foreseeable future, we believe our operational flexibility, cost structure and liquidity position will enable us to successfully navigate continued price volatility.

We continue to monitor factors impacting commodity supply and demand situations, including tariffs on steel, and assess their impact on our business, including business partners and customers. As part of the Southwestern Merger, we assumed Southwestern’s oilfield service business that will allow for some vertical integration of our exploration and production operations, which may help to control costs and secure inputs for our operations. For additional discussion regarding risk associated with price volatility and economic uncertainty, see Part I, Item 1A “Risk Factors” in our 2024 Form 10-K.

Liquidity and Capital Resources
Liquidity Overview
Our primary sources of capital resources and liquidity are internally generated cash flows from operations and borrowings under our Credit Facility, and our primary uses of cash are for the development of our natural gas and oil properties, acquisitions of additional natural gas and oil properties, repayments of debt and return of value to stockholders through dividends and equity repurchases. We believe our cash flow from operations, cash on hand and unused borrowing capacity under the Credit Facility, as discussed below, will provide sufficient liquidity during the next 12 months and the foreseeable future. As of March 31, 2025, we had $2.8 billion of liquidity available, including $0.3 billion of cash on hand and $2.5 billion of aggregate unused borrowing capacity available under the Credit Facility. As of March 31, 2025, we had no outstanding borrowings under our Credit Facility.
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
Dividends
On April 29, 2025, we declared a base quarterly dividend payable of $0.575 per share, which will be paid on June 4, 2025 to stockholders of record at the close of business on May 15, 2025.
The declaration and payment of any future dividend, whether fixed or variable, will remain at the full discretion of the Board and will depend on the Company’s financial results, cash requirements, future prospects and other relevant factors. The Company’s ability to pay dividends to its stockholders is restricted by (i) Oklahoma corporate law, (ii) its Certificate of Incorporation, (iii) the terms and provisions of the Credit Agreement governing the Credit Facility and (iv) the terms and provisions of the indentures governing its 5.875% Senior Notes due 2029, 6.750% Senior Notes due 2029 and 5.70% Senior Notes due 2035 as well as the senior notes assumed from Southwestern, including the 5.375% Senior Notes due 2029, 5.375% Senior Notes due 2030 and 4.750% Senior Notes due 2032.

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

Contractual Obligations and Off-Balance Sheet Arrangements
As of March 31, 2025, our material contractual obligations include repayment of senior notes, derivative obligations, asset retirement obligations, lease obligations, undrawn letters of credit and various other commitments we enter into in the ordinary course of business that could result in future cash obligations. In addition, we have contractual commitments with midstream companies and pipeline carriers for future gathering, processing and transportation of natural gas to move certain of our production to market. The estimated gross undiscounted future commitments under these agreements were approximately $10.5 billion as of March 31, 2025. As discussed above, we believe our existing sources of liquidity will be sufficient to fund our near and long-term contractual obligations. See Notes 4, 5 and 11 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion.

Credit Facility
On December 9, 2022, we entered into the Credit Agreement, as amended by the Initial Credit Agreement Amendment and the Investment Grade Credit Agreement Amendment, maturing in December 2027. The Credit Facility provides for aggregate commitments of $2.5 billion, with a $500 million sublimit available for the issuance of letters of credit and a $50 million sublimit available for swingline loans. Borrowings under the Credit Agreement may be alternate base rate loans or term SOFR loans, at the Company’s election. As of March 31, 2025, we had approximately $2.5 billion available for borrowings under the Credit Facility.

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

Sources and (Uses) of Cash and Cash Equivalents
The following table presents the sources and uses of our cash and cash equivalents for the periods presented:

	Three Months Ended March 31,
	2025	2024
Cash provided by operating activities	$1,096	$552
Proceeds from divestitures of property and equipment	—	6
Receipts of deferred consideration	60	60
Proceeds from warrant exercise	21	—
Capital expenditures	(563)	(421)
Contributions to investments	(4)	(19)
Cash paid to purchase debt	(436)	—
Cash paid for common stock dividends	(142)	(77)
Net increase in cash, cash equivalents and restricted cash	$32	$101
Cash Flow from Operating Activities
Cash provided by operating activities was $1,096 million and $552 million during the Current Quarter and Prior Quarter, respectively. The increase during the Current Quarter is primarily due to increased sales volumes, including those related to the Southwestern Merger, as well as higher prices for the natural gas, oil and NGL we sold. Cash flows from operations are largely affected by the same factors that affect our net income (loss), excluding various non-cash items, such as depreciation, depletion and amortization, certain impairments, gains or losses on sales of assets, deferred income taxes and mark-to-market changes in our open derivative instruments. See further discussion below under Results of Operations.

Receipts of Deferred Consideration
During both the Current Quarter and Prior Quarter, we received $60 million in deferred consideration associated with our Eagle Ford divestiture transactions. See Note 2 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion.
Capital Expenditures
Our capital expenditures increased during the Current Quarter compared to the Prior Quarter, primarily as a result of increased drilling and completion activity within our operating areas, including those related to the Southwestern Merger. See Note 2 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion.

Contributions to Investments
During the Current Quarter, contributions to investments primarily related to capitalized interest on our investment with Momentum Sustainable Ventures LLC. During the Prior Quarter, contributions to investments primarily consisted of contributions to our investment with Momentum Sustainable Ventures LLC to build a new natural gas gathering pipeline and carbon capture project. See Note 12 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion.

Cash Paid to Purchase Debt

During the Current Quarter, the $389 million aggregate principal of the 2025 Notes was repaid and terminated upon maturity with cash on hand and borrowings under the Credit Facility, of which the Credit Facility borrowings were subsequently repaid. Additionally, we redeemed the remaining $47 million aggregate principal of the 2026 Notes using cash on hand. See Note 4 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion.
Cash Paid for Common Stock Dividends
As part of our dividend program, we paid common stock dividends of $142 million and $77 million during the Current Quarter and Prior Quarter, respectively. See Note 9 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion.

Results of Operations
The results of operations discussed below include amounts pertaining to Southwestern after the merger closed on October 1, 2024.
Natural Gas, Oil and NGL Production and Average Sales Prices

	Three Months Ended March 31, 2025
	Natural Gas		Oil		NGL		Total
	MMcf per day	$/Mcf	MBbl per day	$/Bbl	MBbl per day	$/Bbl	MMcfe per day	$/Mcfe
Haynesville	2,617	3.48	—	—	—	—	2,617	3.48
Northeast Appalachia	2,668	3.75	—	—	—	—	2,668	3.75
Southwest Appalachia	969	3.38	14	63.40	75	30.54	1,503	4.28
Total	6,254	3.58	14	63.40	75	30.54	6,788	3.76

Average NYMEX Price		3.65		71.42
Average Realized Price (including realized derivatives)		3.51		63.76		29.35		3.69

	Three Months Ended March 31, 2024
	Natural Gas		Oil		NGL		Total
	MMcf per day	$/Mcf	MBbl per day	$/Bbl	MBbl per day	$/Bbl	MMcfe per day	$/Mcfe
Haynesville	1,478	2.03	—	—	—	—	1,478	2.03
Northeast Appalachia	1,720	2.03	—	—	—	—	1,720	2.03
Total	3,198	2.03	—	—	—	—	3,198	2.03

Average NYMEX Price		2.24		—
Average Realized Price (including realized derivatives)		2.85		—		—		2.85

Natural Gas, Oil and NGL Sales

	Three Months Ended March 31, 2025
	Natural Gas	Oil	NGL	Total
Haynesville	$821	$—	$—	$821
Northeast Appalachia	900	—	—	900
Southwest Appalachia	294	78	207	579
Total natural gas, oil and NGL sales	$2,015	$78	$207	$2,300

	Three Months Ended March 31, 2024
	Natural Gas	Oil	NGL	Total
Haynesville	$272	$—	$—	$272
Northeast Appalachia	317	—	—	317
Total natural gas, oil and NGL sales	$589	$—	$—	$589

Natural gas, oil and NGL sales during the Current Quarter increased $1,711 million compared to the Prior Quarter. The Southwestern Merger resulted in a $1.3 billion increase during the Current Quarter due to increased volumes across all of our operating areas. Additionally, higher average prices, which were consistent with the upward trend in index prices for all products, drove a $462 million increase.

Production Expenses

	Three Months Ended March 31,
	2025		2024
		$/Mcfe		$/Mcfe
Haynesville	$70	0.30	$38	0.28
Northeast Appalachia	38	0.16	21	0.14
Southwest Appalachia	39	0.29	—	—
Total production expenses	$147	0.24	$59	0.20
Production expenses during the Current Quarter increased $88 million compared to the Prior Quarter. The increase was primarily related to the Southwestern Merger and increased volumes across all of our operating areas.
Gathering, Processing and Transportation Expenses

	Three Months Ended March 31,
	2025		2024
		$/Mcfe		$/Mcfe
Haynesville	$177	0.75	$64	0.47
Northeast Appalachia	226	0.94	109	0.70
Southwest Appalachia	160	1.19	—	—
Total GP&T	$563	0.92	$173	0.59
Gathering, processing and transportation expenses during the Current Quarter increased $390 million compared to the Prior Quarter. The increase was primarily related to increased volumes and rates across all of our operating areas due to the Southwestern Merger.

Severance and Ad Valorem Taxes

	Three Months Ended March 31,
	2025		2024
		$/Mcfe		$/Mcfe
Haynesville	$14	0.06	$25	0.19
Northeast Appalachia	8	0.03	4	0.02
Southwest Appalachia	26	0.19	—	—
Total severance and ad valorem taxes	$48	0.08	$29	0.10
Severance and ad valorem taxes during the Current Quarter increased $19 million compared to the Prior Quarter. The increase was primarily related to a $30 million increase due to the Southwestern Merger, which was partially offset by an $11 million decrease in Haynesville primarily due to a decrease in the statutory severance tax rates.

Natural Gas, Oil and NGL Derivatives

	Three Months Ended March 31,
	2025	2024
Natural gas derivatives - realized gains (losses)	$(37)	$239
Natural gas derivatives - unrealized losses	(962)	(88)
Total gains (losses) on natural gas derivatives	$(999)	$151

NGL derivatives - realized losses	$(8)	$—
NGL derivatives - unrealized losses	(7)	—
Total losses on NGL derivatives	$(15)	$—

Contingent consideration unrealized gains	$—	$21
Total gains (losses) on natural gas, oil and NGL derivatives	$(1,014)	$172
See Note 11 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for a discussion of our derivative activity.

General and Administrative Expenses

	Three Months Ended March 31,
	2025	2024
Total G&A, net	$47	$47
G&A, net per Mcfe	$0.08	$0.16
Total general and administrative expenses, net during the Current Quarter was in line with the Prior Quarter as the increase in employee compensation and benefits, as a result of the Southwestern Merger, was offset by a corresponding increase in allocations and reimbursements due to increased drilling and production activity. The per unit decrease in total general and administrative expenses, net during the Current Quarter is due to increased production volumes as a result of the Southwestern Merger.
Depreciation, Depletion and Amortization

	Three Months Ended March 31,
	2025	2024
DD&A	$711	$399
DD&A per Mcfe	$1.16	$1.37
The absolute increase in depreciation, depletion and amortization for the Current Quarter compared to the Prior Quarter is primarily related to the Southwestern Merger. Depreciation, depletion and amortization per Mcfe decreased during the Current Quarter compared to the Prior Quarter due to lower depletion rates on wells acquired in the Southwestern Merger.

Other Operating Expense, Net

	Three Months Ended March 31,
	2025	2024
Other operating expense, net	$22	$17
During the Current Quarter and Prior Quarter, we recognized approximately $27 million and $11 million, respectively, of costs related to the Southwestern Merger, which included employee expenses, legal fees, consulting fees and financial advisory fees.

Interest Expense

	Three Months Ended March 31,
	2025	2024
Interest expense on debt	$77	$32
Amortization of premium, discount, issuance costs and other	—	(2)
Capitalized interest	(18)	(11)
Total interest expense	$59	$19
The increase in total interest expense during the Current Quarter compared to the Prior Quarter was primarily due to our assumption of Southwestern’s Senior Notes as a result of the Southwestern Merger, which resulted in an increase in interest expense on debt. Capitalized interest increased during the Current Quarter compared to the Prior Quarter primarily as a result of increased capital activity following the completion of the Southwestern Merger. See Note 4 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for additional discussion.

Income Taxes
The projected full year current and deferred taxes are allocated to the Current Quarter based on the proportion of year-to-date pre-tax book income to the projected full year pre-tax book income. As a result, an income tax benefit of $70 million was recorded for the Current Quarter. Of this amount, $33 million was related to current taxes and $37 million was related to deferred taxes. Income tax expense was $7 million for the Prior Quarter. That amount was entirely related to projections of deferred federal and state income taxes. Our effective income tax rate was 21.9% and 21.2% during the Current Quarter and the Prior Quarter, respectively. Our effective tax rate can fluctuate due to the impact of discrete items, state income taxes and permanent differences. See Note 8 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for a discussion of income taxes.

Forward-Looking Statements
This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements include our current expectations or forecasts of future events, including matters relating to armed conflict and instability in Europe and the Middle East, along with the effects of the current global economic environment, and the impact of each on our business, financial condition, results of operations and cash flows, actions by, or disputes among or between, members of OPEC+ and other foreign oil-exporting countries, market factors, market prices, our ability to meet debt service requirements, our ability to continue to pay cash dividends, our ability to capture synergies, the amount and timing of any cash dividends and our ESG initiatives. Forward-looking and other statements in this Form 10-Q regarding our environmental, social and other sustainability plans and goals are not an indication that these statements are necessarily material to investors or required to be disclosed in our filings with the SEC. In addition, historical, current, and forward-looking environmental, social and sustainability-related statements may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. Forward-looking statements often address our expected future business, financial performance and financial condition, and often contain words such as “aim,” “predict,” “should,” "expect," “could,” “may,” "anticipate," "intend," "plan," “ability,” "believe," "seek," "see," "will," "would," “estimate,” “forecast,” "target," “guidance,” “outlook,” “opportunity” or “strategy.”

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
•reduced demand for natural gas, oil and NGLs;
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
•legislative, regulatory and ESG initiatives, including those addressing the impact of climate change or further regulating hydraulic fracturing, methane emissions, flaring or water disposal;
•federal and state tax proposals affecting our industry;
•risks related to an annual limitation on the utilization of our tax attributes, which was triggered upon the completion of the Southwestern Merger, as well as trading in our common stock, additional issuance of common stock, and certain other stock transactions, which could lead to an additional, potentially more restrictive, annual limitation; and
•other factors that are described under Risk Factors in Item 1A of our 2024 Form 10-K.
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
Our natural gas, oil and NGL revenues during the Current Quarter, excluding any effect of our derivative instruments, were $2,015 million, $78 million and $207 million, respectively. Based on production, natural gas, oil and NGL revenue for the Current Quarter would have increased or decreased by approximately $202 million, $8 million and $21 million, respectively, for each 10% increase or decrease in prices. As of March 31, 2025, the fair value of our natural gas and NGL derivatives were net liabilities of $1,011 million and $16 million, respectively. As of March 31, 2025, the fair value of our oil derivatives was a net asset of $4 million. A 10% increase in forward natural gas prices would decrease the valuation of natural gas derivatives by approximately $753 million, while a 10% decrease would increase the valuation by approximately $734 million. A 10% fluctuation in forward oil prices would impact the valuation of oil derivatives by approximately $3 million. A 10% fluctuation in forward NGL prices would impact the valuation of NGL derivatives by $14 million. This fair value change assumes volatility based on prevailing market parameters at March 31, 2025. See Note 11 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further information on our open derivative positions.
Interest Rate Risk
Our exposure to interest rate changes relates primarily to borrowings under our Credit Facility. Interest is payable on borrowings under the Credit Facility based on floating rates. See Note 4 of the notes to our condensed consolidated financial statements included in Item 1 of Part 1 of this report for additional information. As of March 31, 2025, we did not have any outstanding borrowings under our Credit Facility.

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
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2025 that our disclosure controls and procedures were effective.
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

Our business has many risks. Factors that could materially adversely affect our business, financial condition, operating results or liquidity and the trading price of our common stock are described under “Risk Factors” in Item 1A of our 2024 Form 10-K. This information should be considered carefully, together with other information in this report and other reports and materials we file with the SEC.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of Equity Securities
We did not repurchase any shares of our common stock during the quarter ended March 31, 2025.

ITEM 3.	Defaults Upon Senior Securities
None.

ITEM 4.	Mine Safety Disclosures
The information concerning mine safety violations and other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95.1 to this Form 10-Q.

ITEM 5.	Other Information
During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6.	Exhibits
The exhibits listed below in the Index of Exhibits are filed, furnished or incorporated by reference pursuant to the requirements of Item 601 of Regulation S-K.
INDEX OF EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed or Furnished Herewith
2.1	Fifth Amended Joint Plan of Reorganization of Chesapeake Energy Corporation and its Debtor Affiliates Pursuant to Chapter 11 of the Bankruptcy Code (Exhibit A of the Confirmation Order).	8-K	001-13726	2.1	1/19/2021

2.2*	Agreement and Plan of Merger, dated as of January 10, 2024, among Chesapeake Energy Corporation, Hulk Merger Sub, Inc., Hulk LLC Sub, LLC, and Southwestern Energy Company.	8-K	001-13726	2.1	1/11/2024

3.1	Third Amended and Restated Certificate of Incorporation of Expand Energy Corporation.	8-K	001-13726	3.1	10/1/2024

3.2	Third Amended and Restated Bylaws of Expand Energy Corporation.	8-K	001-13726	3.2	10/1/2024

10.1†	Form of Executive/Employee Restricted Stock Unit Award Agreement for Expand Energy Corporation 2021 Long Term Incentive Plan.					X

10.2†	Form of Performance Share Unit Award (Absolute TSR) for Expand Energy Corporation 2021 Long Term Incentive Plan.					X

10.3†	Form of Performance Share Unit Award (Relative TSR) for Expand Energy Corporation 2021 Long Term Incentive Plan.					X

31.1	Domenic J. Dell’Osso, Jr., President and Chief Executive Officer, Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Mohit Singh, Executive Vice President and Chief Financial Officer, Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1**	Domenic J. Dell’Osso Jr., President and Chief Executive Officer, Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2**	Mohit Singh, Executive Vice President and Chief Financial Officer, Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed or Furnished Herewith

95.1	Mine Safety Disclosure.					X

101 INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101 SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101 LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.					X

101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					X

*	Annexes, schedules and certain exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted annexes, schedules and exhibits upon request by the SEC.
**	Furnished herewith.
†	Management contract or compensatory plan or arrangement.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXPAND ENERGY CORPORATION

Date: April 29, 2025	By:	/s/ DOMENIC J. DELL’OSSO, JR.
Domenic J. Dell’Osso, Jr. President and Chief Executive Officer

Date: April 29, 2025	By:	/s/ MOHIT SINGH
Mohit Singh Executive Vice President and Chief Financial Officer