Form 10-Q
period 2025-06-30
EXPAND ENERGY Corp
filed 2025-07-29
CIK 895126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐      No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☒ No ☐
As of July 24, 2025, there were 238,145,675 shares of our $0.01 par value common stock outstanding.

EXPAND ENERGY CORPORATION AND SUBSIDIARIES
INDEX TO FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2025

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
“Current Period” means the six months ended June 30, 2025.
“Current Quarter” means the three months ended June 30, 2025.
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
“Prior Period” means the six months ended June 30, 2024.
“Prior Quarter” means the three months ended June 30, 2024.
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
“Southwestern” means Southwestern Energy Company.
“Southwestern Merger” means Chesapeake’s merger with Southwestern, which closed on October 1, 2024.
“Warrants” means, collectively, the Class A Warrants, Class B Warrants and Class C Warrants.
“WTI” means West Texas Intermediate.
“/Bbl” means per barrel.
“/Mcf” means per Mcf.
“/Mcfe” means per Mcfe.

PART I. FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements
EXPAND ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

($ in millions, except per share data)	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$731	$317
Restricted cash	75	78
Accounts receivable, net	1,074	1,226
Derivative assets	46	84
Other current assets	346	292
Total current assets	2,272	1,997
Property and equipment:
Natural gas and oil properties, successful efforts method
Proved natural gas and oil properties	24,755	23,093
Unproved properties	5,563	5,897
Other property and equipment	679	654
Total property and equipment	30,997	29,644
Less: accumulated depreciation, depletion and amortization	(6,825)	(5,362)
Total property and equipment, net	24,172	24,282
Long-term derivative assets	13	1
Deferred income tax assets	457	589
Other long-term assets	854	1,025
Total assets	$27,768	$27,894

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$747	$777
Current maturities of long-term debt, net	—	389
Accrued interest	107	100
Derivative liabilities	155	71
Other current liabilities	1,915	1,786
Total current liabilities	2,924	3,123
Long-term debt, net	5,122	5,291
Long-term derivative liabilities	85	68
Asset retirement obligations, net of current portion	513	499
Long-term contract liabilities	1,083	1,227
Other long-term liabilities	104	121
Total liabilities	9,831	10,329
Contingencies and commitments (Note 5)
Stockholders' equity:
Common stock, $0.01 par value, 450,000,000 shares authorized: 237,437,223 and 231,769,886 shares issued	2	2
Additional paid-in capital	13,716	13,687
Retained earnings	4,219	3,876
Total stockholders' equity	17,937	17,565
Total liabilities and stockholders' equity	$27,768	$27,894
The accompanying notes are an integral part of these condensed consolidated financial statements.

EXPAND ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions, except per share data)	2025	2024	2025	2024
Revenues and other:
Natural gas, oil and NGL	$2,021	$378	$4,321	$967
Marketing	788	136	1,698	448
Natural gas, oil and NGL derivatives	877	(11)	(137)	161
Gains on sales of assets	4	2	4	10
Total revenues and other	3,690	505	5,886	1,586
Operating expenses:
Production	151	49	298	108
Gathering, processing and transportation	563	154	1,126	327
Severance and ad valorem taxes	49	18	97	47
Exploration	20	3	27	5
Marketing	791	141	1,710	464
General and administrative	40	47	87	94
Separation and other termination costs	—	23	—	23
Depreciation, depletion and amortization	769	348	1,480	747
Other operating expense, net	38	16	60	33
Total operating expenses	2,421	799	4,885	1,848
Income (loss) from operations	1,269	(294)	1,001	(262)
Other income (expense):
Interest expense	(60)	(20)	(119)	(39)
Gains (losses) on purchases, exchanges or extinguishments of debt	3	(2)	3	(2)
Other income, net	16	21	24	41
Total other income (expense)	(41)	(1)	(92)	—
Income (loss) before income taxes	1,228	(295)	909	(262)
Income tax expense (benefit)	260	(68)	190	(61)
Net income (loss)	$968	$(227)	$719	$(201)
Earnings (loss) per common share:
Basic	$4.07	$(1.73)	$3.04	$(1.53)
Diluted	$4.02	$(1.73)	$2.99	$(1.53)
Weighted average common shares outstanding (in thousands):
Basic	237,973	131,168	236,213	131,030
Diluted	240,560	131,168	240,628	131,030
The accompanying notes are an integral part of these condensed consolidated financial statements.

EXPAND ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
($ in millions)	2025	2024
Cash flows from operating activities:
Net income (loss)	$719	$(201)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	1,480	747
Deferred income tax expense (benefit)	134	(61)
Derivative (gains) losses, net	137	(161)
Cash receipts (payments) on derivative settlements, net	(29)	488
Share-based compensation	22	19
Gains on sales of assets	(4)	(10)
Contract amortization	(124)	—
(Gains) losses on purchases, exchanges or extinguishments of debt	(3)	2
Other	16	(7)
Changes in assets and liabilities	70	(55)
Net cash provided by operating activities	2,418	761
Cash flows from investing activities:
Capital expenditures	(1,220)	(723)
Receipts of deferred consideration	116	116
Contributions to investments	(9)	(45)
Proceeds from divestitures of property and equipment	15	12
Net cash used in investing activities	(1,098)	(640)
Cash flows from financing activities:
Proceeds from Credit Facility	825	—
Payments on Credit Facility	(825)	—
Proceeds from warrant exercise	22	1
Debt issuance and other financing costs	—	(4)
Cash paid to repurchase and retire common stock	(99)	—
Cash paid to purchase debt	(553)	—
Cash paid for common stock dividends	(279)	(176)
Net cash used in financing activities	(909)	(179)
Net increase (decrease) in cash, cash equivalents and restricted cash	411	(58)
Cash, cash equivalents and restricted cash, beginning of period	395	1,153
Cash, cash equivalents and restricted cash, end of period	$806	$1,095

Cash and cash equivalents	$731	$1,019
Restricted cash	75	76
Total cash, cash equivalents and restricted cash	$806	$1,095
The accompanying notes are an integral part of these condensed consolidated financial statements.

EXPAND ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock
($ in millions)	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity
Balance as of December 31, 2023	130,789,936	$1	$5,754	$4,974	$10,729
Share-based compensation	168,538	—	4	—	4
Issuance of common stock for warrant exercise	201	—	—	—	—
Net income	—	—	—	26	26
Dividends on common stock	—	—	—	(77)	(77)
Balance as of March 31, 2024	130,958,675	$1	$5,758	$4,923	$10,682
Share-based compensation	264,072	—	9	—	9
Issuance of common stock for warrant exercise	29,360	—	1	—	1
Net loss	—	—	—	(227)	(227)
Dividends on common stock	—	—	—	(95)	(95)
Balance as of June 30, 2024	131,252,107	$1	$5,768	$4,601	$10,370

Balance as of December 31, 2024	231,769,886	$2	$13,687	$3,876	$17,565
Share-based compensation	386,025	—	(8)	—	(8)
Issuance of common stock for warrant exercise	5,320,216	—	21	—	21
Net loss	—	—	—	(249)	(249)
Dividends on common stock	—	—	—	(138)	(138)
Balance as of March 31, 2025	237,476,127	$2	$13,700	$3,489	$17,191
Share-based compensation	100,820	—	15	—	15
Issuance of common stock for warrant exercise	711,937	—	1	—	1
Repurchase and retirement of common stock	(851,661)	—	—	(100)	(100)
Net income	—	—	—	968	968
Dividends on common stock	—	—	—	(138)	(138)
Balance as of June 30, 2025	237,437,223	$2	$13,716	$4,219	$17,937
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
This Quarterly Report on Form 10-Q (this “Form 10-Q”) relates to our financial position as of June 30, 2025 and December 31, 2024, and our results of operations for the three months ended June 30, 2025 (“Current Quarter”), the six months ended June 30, 2025 (“Current Period”), the three months ended June 30, 2024 (“Prior Quarter”) and the six months ended June 30, 2024 (“Prior Period”). Our annual report on Form 10-K for the year ended December 31, 2024 (“2024 Form 10-K”) should be read in conjunction with this Form 10-Q. The accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair statement of our condensed consolidated financial statements and accompanying notes and include the accounts of our direct and indirect wholly owned subsidiaries and entities in which we have a controlling financial interest. Intercompany accounts and balances have been eliminated. For the time periods covered by this Form 10-Q, we did not have any changes or items impacting other comprehensive income.
Restricted Cash
As of June 30, 2025, we had restricted cash of $75 million. Our restricted cash represents funds restricted for payment of certain royalties pending the outcome of competing ownership claims for certain minerals, as well as for payment of certain convenience class unsecured claims.
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
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segments Disclosures. Under ASU 2023-07, the scope and frequency of segment disclosures is increased to provide investors with additional detail about information utilized by an entity’s chief operating decision maker (“CODM”), including information about significant segment expenses. This ASU became effective beginning with our 2024 Form 10-K and also became effective for interim periods beginning with our quarterly report on Form 10-Q for the first quarter of 2025. See Note 14 for further discussion on our segment reporting.

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

On October 1, 2024, the Southwestern Merger was completed, and we issued approximately 95.7 million shares of our common stock to Southwestern’s shareholders in connection with the Merger Agreement. Under the terms of the Merger Agreement, subject to certain exceptions, each share of Southwestern common stock was converted into the right to receive 0.0867 of a share of the Company’s common stock. Based on the closing price of our common stock, the total value of the shares of our common stock issued to Southwestern’s shareholders was approximately $7.9 billion. During the Current Quarter and Current Period, we recognized approximately $25 million and $52 million, respectively, of costs related to the Southwestern Merger, which primarily consisted of employee expenses. These acquisition-related costs are included within other operating expense, net within our condensed consolidated statements of operations. The Southwestern Merger was structured as a tax-free reorganization for United States federal income tax purposes.

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
Pro Forma Financial Information
As the Southwestern Merger closed on October 1, 2024, all activity in 2025 is included in our condensed consolidated statements of operations for the Current Quarter and Current Period. The following unaudited pro forma financial information is based on our historical consolidated financial statements adjusted to reflect as if the Southwestern Merger had occurred on January 1, 2023. The information below reflects pro forma adjustments based on available information and certain assumptions that we believe are reasonable, including the estimated tax impact of the pro forma adjustments.

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Revenues	$1,684	$4,434
Net loss available to common stockholders	$(424)	$(341)
Loss per common share:
Basic	$(1.87)	$(1.51)
Diluted	$(1.87)	$(1.51)

Eagle Ford Divestitures

During 2023, we divested our Eagle Ford assets through three separate transactions (“the Eagle Ford divestiture transactions”). In each of these transactions, we received a portion of the purchase price upon closing, subject to customary post-closing adjustments, with the remainder of the purchase price recorded as deferred consideration and treated as a non-interest-bearing note to be paid in installments in up to the following four years following the close of the transaction. The deferred consideration is recorded at fair value with an imputed rate of interest as a Level 2 input, and approximately $110 million and $114 million of the deferred consideration is reflected within other current assets and approximately $87 million and $188 million of the deferred consideration is reflected within other long-term assets on the condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024, respectively. These installment payments are recorded as receipts of deferred consideration in our condensed consolidated statements of cash flows.
During the Current Quarter and Prior Quarter, we amortized approximately $4 million and $7 million, respectively, related to the deferred consideration from the Eagle Ford divestiture transactions. During the Current Period and Prior Period, we amortized approximately $10 million and $16 million, respectively, related to the deferred consideration from the Eagle Ford divestiture transactions. The deferred consideration amortization is recorded within other income, net, in our condensed consolidated statements of operations.

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
The reconciliations between basic and diluted earnings (loss) per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator
Net income (loss), basic and diluted	$968	$(227)	$719	$(201)

Denominator (in thousands)
Weighted average common shares outstanding, basic	237,973	131,168	236,213	131,030
Effect of potentially dilutive securities
Warrants	2,283	—	3,974	—
Restricted stock units	304	—	364	—
Performance share units	—	—	77	—
Weighted average common shares outstanding, diluted	240,560	131,168	240,628	131,030

Earnings (loss) per common share:
Basic	$4.07	$(1.73)	$3.04	$(1.53)
Diluted	$4.02	$(1.73)	$2.99	$(1.53)

During the Current Quarter and Current Period, the diluted earnings per share calculation excludes the effect of 308,646 reserved shares of common stock and 582,109 reserved Class C Warrants related to the settlement of General Unsecured Claims associated with the Chapter 11 Cases, as all necessary conditions had not been met for such shares to be considered dilutive shares.

During the Prior Quarter and Prior Period, the diluted loss per share calculation excludes the effect of 777,369 reserved shares of common stock and 1,466,502 reserved Class C Warrants related to the settlement of General Unsecured Claims associated with the Chapter 11 Cases, as all necessary conditions had not been met for such shares to be considered dilutive shares. Additionally, the diluted loss per share calculation during the Prior Quarter and Prior Period excludes the antidilutive effect of 10,803,037 and 10,570,473 Warrants, 220,935 and 306,195 RSUs and 120,171 and 146,570 PSUs, respectively.

EXPAND ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

4.	Debt
Our long-term debt consisted of the following as of June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
	Carrying Amount	Fair Value(a)	Carrying Amount	Fair Value(a)
Credit Facility	$—	$—	$—	$—
4.95% senior notes due 2025	—	—	389	389
5.50% senior notes due 2026	—	—	47	47
5.375% senior notes due 2029	700	700	700	684
5.875% senior notes due 2029	469	471	500	494
6.75% senior notes due 2029	866	878	950	959
5.375% senior notes due 2030	1,200	1,204	1,200	1,174
4.75% senior notes due 2032	1,150	1,118	1,150	1,067
5.70% senior notes due 2035	750	734	750	734
Premiums (discounts) on senior notes, net	(4)	—	4	—
Debt issuance costs	(9)	—	(10)	—
Total debt, net	$5,122	$5,105	$5,680	$5,548
Less current maturities of long-term debt, net	—	—	(389)	(389)
Total long-term debt, net	$5,122	$5,105	$5,291	$5,159
____________________________________________
(a)The carrying value of borrowings under our Credit Facility approximates fair value as the interest rates are based on prevailing market rates; therefore, they are a Level 1 fair value measurement. For all other debt, a market approach, based upon quotes from major financial institutions, which are Level 2 inputs, is used to measure the fair value.

Credit Facility. In December 2022, we entered into a senior secured reserve-based credit agreement, as amended pursuant to the Amendment No. 1 and Borrowing Base Agreement, dated April 29, 2024 (the “Initial Credit Agreement Amendment”) and as automatically amended on October 28, 2024 by the Investment Grade Credit Agreement Amendment (as defined below), with the lenders and issuing banks party thereto from time to time (the “Lenders”), and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (in such capacity, the “Administrative Agent”) (such credit agreement as amended by the Initial Credit Agreement Amendment and the Investment Grade Credit Agreement Amendment, the “Credit Agreement”), providing for a revolving credit facility (such facility as amended pursuant to the Initial Credit Agreement Amendment and the Investment Grade Credit Agreement Amendment, the “Credit Facility”) maturing in December 2027. The Credit Facility provides for aggregate commitments of $2.5 billion, including a $500 million sublimit available for the issuance of letters of credit and a $50 million sublimit available for swingline loans. As of June 30, 2025, we had approximately $2.5 billion available for borrowings under the Credit Facility.

The Credit Agreement contains restrictive covenants that, subject to exceptions customary to investment grade credit facilities, limit Expand Energy and its subsidiaries’ ability to, among other things: (i) incur priority indebtedness, (ii) enter into mergers; (iii) make or declare dividends; (iv) incur liens; (v) sell all or substantially all of their assets; and (vi) engage in certain transactions with affiliates. The Credit Agreement provides for our compliance with an indebtedness to capitalization ratio, which is the ratio of the Company’s total indebtedness to the sum of total indebtedness plus stockholders’ equity (the “Debt to Capitalization Ratio”), not to exceed 65%. As of June 30, 2025, we were in compliance with the Debt to Capitalization Ratio.

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

The Company had no secured debt as of June 30, 2025.
Senior Notes Repayment
In January 2025, the $389 million aggregate principal of 4.95% Senior Notes due 2025 (the “2025 Notes”) was repaid and terminated with cash on hand and borrowings on the Credit Facility. The borrowings on the Credit Facility were subsequently repaid during the Current Period.
In March 2025, we redeemed the remaining $47 million aggregate principal of the 5.50% Senior Notes due 2026 (the “2026 Notes”) with cash on hand.
During the Current Quarter, we redeemed approximately $84 million of our 6.750% Senior Notes due 2029 and approximately $31 million of our 5.875% Senior Notes due 2029 through open market repurchases using cash on hand.

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
The aggregate undiscounted commitments under our gathering, processing and transportation agreements, excluding any reimbursement from working interest and royalty interest owners, credits for third-party volumes or future costs under cost-of-service agreements, are presented below:

June 30, 2025
Remainder of 2025	$730
2026	1,412
2027	1,302
2028	1,204
2029	1,028
Thereafter	4,503
Total	$10,179
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

6.	Other Current Liabilities
Other current liabilities as of June 30, 2025 and December 31, 2024 are detailed below:

	June 30, 2025	December 31, 2024
Revenues and royalties due to others	$814	$734
Accrued drilling and production costs	401	296
Contract liabilities	272	284
Accrued compensation and benefits	73	124
Taxes payable	163	142
Operating leases	67	71
Joint interest prepayments received	14	13
Other	111	122
Total other current liabilities	$1,915	$1,786

7.	Revenue
The following tables show revenue disaggregated by operating area and product type:

	Three Months Ended June 30, 2025
	Natural Gas	Oil	NGL	Total
Haynesville	$845	$—	$—	$845
Northeast Appalachia	643	—	—	643
Southwest Appalachia	271	86	176	533
Natural gas, oil and NGL revenue	$1,759	$86	$176	$2,021

Marketing revenue	$719	$33	$36	$788

EXPAND ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Three Months Ended June 30, 2024
	Natural Gas	Oil	NGL	Total
Haynesville	$186	$—	$—	$186
Northeast Appalachia	192	—	—	192
Natural gas, oil and NGL revenue	$378	$—	$—	$378

Marketing revenue	$136	$—	$—	$136

	Six Months Ended June 30, 2025
	Natural Gas	Oil	NGL	Total
Haynesville	$1,666	$—	$—	$1,666
Northeast Appalachia	1,543	—	—	1,543
Southwest Appalachia	565	164	383	1,112
Natural gas, oil and NGL revenue	$3,774	$164	$383	$4,321

Marketing revenue	$1,556	$67	$75	$1,698

	Six Months Ended June 30, 2024
	Natural Gas	Oil	NGL	Total
Haynesville	$458	$—	$—	$458
Northeast Appalachia	509	—	—	509
Natural gas, oil and NGL revenue	$967	$—	$—	$967

Marketing revenue	$333	$82	$33	$448

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
Accounts receivable as of June 30, 2025 and December 31, 2024 are detailed below:

	June 30, 2025	December 31, 2024
Natural gas, oil and NGL sales	$837	$1,028
Joint interest	220	191
Other	32	18
Allowance for doubtful accounts	(15)	(11)
Total accounts receivable, net	$1,074	$1,226

EXPAND ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

8.	Income Taxes

The table below presents a comparison of the Current Period and Prior Period’s income tax expense (benefit) and actual year-to-date effective tax rates.

	Six Months Ended June 30,
	2025		2024
Income (loss) before income taxes	$909		$(262)

Current tax expense	56	6.2%	—	—%
Deferred tax expense (benefit)	134	14.7%	(61)	23.3%
Income tax expense (benefit)	$190	20.9%	$(61)	23.3%

An estimated annual effective tax rate (“EAETR”) is used in recording our interim year-to-date income tax provision. The EAETR is determined based on analysis of year-to-date and projected financial results of our operations. Our EAETR during the Current Period was 21.2%, compared to 22.4% in the Prior Period. The actual year-to-date effective tax rate and EAETR can differ as a result of certain discrete items, which are recorded in the period. Common examples of such items include, but are not limited to, certain equity-based compensation, true-ups resulting from differences between tax returns filed and estimated accruals, and tax effects of enacted laws.

As a result of projecting federal and state income taxes, a portion of our EAETR represents the estimated provision for current taxes. Due to the book income in the Current Period, a current tax expense of $56 million was recorded. There was no current tax expense recorded in the Prior Period.

As of December 31, 2024, we were in a net deferred tax asset position and anticipate being in a net deferred tax asset position as of December 31, 2025. Based on all available positive and negative evidence, including projections of future taxable income, we believe it is more likely than not that some of our deferred tax assets will not be realized. As such, a partial valuation allowance was recorded against our net deferred tax asset position for federal and state purposes as of June 30, 2025 and December 31, 2024.
On August 16, 2022, the previous Presidential Administration signed into law the Inflation Reduction Act of 2022, which includes provisions for a 15% corporate alternative minimum tax (“CAMT”) on book income for companies whose average book income exceeds $1 billion for any three consecutive years preceding the tax year. Based upon our book income in the past three years, we believe we are subject to the CAMT. The CAMT will result in incremental taxes to the extent that 15% of our adjusted book earnings exceeds our regular federal tax liability. We currently project that we will pay the CAMT in 2025.
Subsequent to June 30, 2025, on July 4, 2025, the current Presidential Administration signed into law the One Big Beautiful Bill Act. This bill restores 100% bonus depreciation for property acquired and placed into service after January 19, 2025, restores the immediate expensing of research expenditures, and provides for parity between the treatment of intangible drilling costs and depreciation for purposes of the CAMT. As this legislation was enacted after June 30, 2025, its effects are not reflected in the Company’s provision for income taxes as of that date. The Company is currently evaluating the impact of the new legislation, which is expected to have a significant benefit on its financial position, results of operations and cash flows in future reporting periods.

EXPAND ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

9.	Equity
Dividends
The table below presents dividends during the Current Period and Prior Period:

	Base	Variable	Rate Per Share	Total
2025:
First Quarter	$0.575	$—	$0.575	$138
Second Quarter	$0.575	$—	$0.575	$138

2024:
First Quarter	$0.575	$—	$0.575	$77
Second Quarter	$0.575	$0.14	$0.715	$95

On July 29, 2025, we declared a quarterly dividend payable of $1.465 per share, which will be paid on September 4, 2025 to stockholders of record at the close of business on August 14, 2025. The dividend consists of a base quarterly dividend in the amount of $0.575 per share and a variable quarterly dividend in the amount of $0.89 per share.
Share Repurchases
On October 22, 2024, our Board of Directors authorized repurchases of up to $1.0 billion, in aggregate, of the Company’s common stock and/or warrants under a share repurchase program. During the Current Quarter, we repurchased 0.9 million shares for an aggregate price of $100 million. The shares of common stock repurchased during the Current Quarter were retired and recorded as a reduction to common stock and retained earnings.

Warrants

	Class A Warrants	Class B Warrants	Class C Warrants(a)
Outstanding as of December 31, 2024	1,254,479	3,073,194	4,383,634
Converted into common stock(b)	(1,186,019)	(2,823,724)	(1,600,930)
Outstanding as of March 31, 2025	68,460	249,470	2,782,704
Converted into common stock(b)	(154)	(136,285)	(645,600)
Outstanding as of June 30, 2025	68,306	113,185	2,137,104
_________________________________________
(a)As of June 30, 2025, we had 582,109 of reserved Class C Warrants.
(b)During the Current Period, we issued 6,032,153 shares of common stock as a result of Warrant exercises.

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

	Unvested Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
	(in thousands)
Unvested as of December 31, 2024	957	$81.99
Granted	548	$103.47
Vested	(446)	$78.21
Forfeited	(14)	$97.39
Unvested as of June 30, 2025	1,045	$94.67
The aggregate intrinsic value of RSUs that vested during the Current Period was approximately $51 million based on the stock price at the time of vesting.
As of June 30, 2025, there was approximately $80 million of total unrecognized compensation expense related to unvested RSUs. The expense is expected to be recognized over a weighted average period of approximately 2.3 years.
Performance Share Units. During the Current Period, we granted PSUs to senior management and certain employees under the LTIP, which will generally vest over a three-year period and will be settled in shares. The performance criteria include total shareholder return (“TSR”) and relative TSR (“rTSR”) and could result in a total payout between 0% - 200% of the target units. The fair value of the PSUs was measured on the grant date using a Monte Carlo simulation, and compensation expense is recognized ratably over the requisite service period because these awards depend on a combination of service and market criteria.

The following table presents the assumptions used in the valuation of the PSUs granted during the Current Period.

Assumption	TSR, rTSR
Risk-free interest rate	4.00%
Volatility	33.40%

EXPAND ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
A summary of the changes in unvested PSUs is presented below:

	Unvested Performance Share Units	Weighted Average Grant Date Fair Value Per Share
	(in thousands)
Unvested as of December 31, 2024	376	$94.67
Granted	250	$125.64
Vested	(124)	$109.71
Forfeited	(4)	$125.64
Unvested as of June 30, 2025	498	$106.22
The aggregate intrinsic value of PSUs that vested during the Current Period was approximately $20 million based on the stock price at the time of vesting.
As of June 30, 2025, there was approximately $37 million of total unrecognized compensation expense related to unvested PSUs. The expense is expected to be recognized over a weighted average period of approximately 2.44 years.

RSU and PSU Compensation.
We recognized the following compensation costs, net of actual forfeitures, related to RSUs and PSUs for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
General and administrative expenses	$10	$9	$18	$17
Natural gas and oil properties	3	2	4	4
Production expense	1	1	2	2
Separation and other termination costs	—	9	—	9
Marketing expense	1	—	2	—
Other operating expense, net	1	—	3	—
Total RSU and PSU compensation	$16	$21	$29	$32
Related income tax benefit	$4	$7	$8	$9

11.	Derivative and Hedging Activities
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

The estimated fair values of our natural gas, oil and NGL derivative instrument assets (liabilities) as of June 30, 2025 and December 31, 2024 are provided below:

EXPAND ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	June 30, 2025		December 31, 2024
	Notional Volume	Fair Value	Notional Volume	Fair Value
Natural gas (Bcf):
Fixed-price swaps	296	$(37)	369	$(28)
Collars	1,437	(176)	1,098	(27)
Three-way collars	81	23	161	60
Call options (purchased)	37	1	73	1
Call options (sold)	147	(19)	219	(16)
Basis protection swaps	320	22	279	(39)
Total natural gas	2,318	(186)	2,199	(49)
Oil (MMBbls):
Three-way collars	1	$5	2	$4
Total oil	1	5	2	4
NGLs (MMBbls):
Fixed-price swaps	4	$—	7	$(9)
Total NGL	4	—	7	(9)
Total estimated fair value		$(181)		$(54)

The following table presents the fair value and location of each classification of derivative instrument included in the condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024 on a gross basis and after same-counterparty netting:

	Gross Fair Value(a)	Amounts Netted in the Condensed Consolidated Balance Sheets	Net Fair Value Presented in the Condensed Consolidated Balance Sheets
As of June 30, 2025
Commodity Contracts:
Short-term derivative asset	$138	$(92)	$46
Long-term derivative asset	39	(26)	13
Short-term derivative liability	(247)	92	(155)
Long-term derivative liability	(111)	26	(85)
Total derivatives	$(181)	$—	$(181)

As of December 31, 2024
Commodity Contracts:
Short-term derivative asset	$191	$(107)	$84
Long-term derivative asset	6	(5)	1
Short-term derivative liability	(178)	107	(71)
Long-term derivative liability	(73)	5	(68)
Total derivatives	$(54)	$—	$(54)
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
Credit Risk Considerations
Our derivative instruments expose us to our counterparties’ credit risk. To mitigate this risk, we only enter into commodity contracts derivatives with counterparties that are highly rated or deemed by us to have acceptable credit strength and deemed by management to be competent and competitive market-makers, and we attempt to limit our exposure to non-performance by any single counterparty. As of June 30, 2025, our commodity contracts derivative instruments were spread among 20 counterparties.
Hedging Arrangements
Certain of our hedging arrangements are with counterparties that are also Lenders (or affiliates of Lenders) under our Credit Facility. We do not expect to post cash or letters of credit to secure our obligations under these hedging arrangements while we have our investment grade ratings. The obligations under these contracts must be secured by cash or letters of credit to the extent that any mark-to-market amounts exceed defined thresholds. As of June 30, 2025, we did not have any cash or letters of credit posted as collateral for our commodity derivatives.

12.	Investments
Momentum Sustainable Ventures LLC. During the fourth quarter of 2022, the Company entered into an agreement with Momentum Sustainable Ventures LLC to build a new natural gas gathering pipeline and carbon capture project, which will gather and treat natural gas produced in the Haynesville Shale for re-delivery to Gulf Coast markets, including LNG export. The pipeline is expected to have an initial capacity of 1.7 Bcf/d expandable to 2.2 Bcf/d. The carbon capture portion of the project anticipates capturing approximately 1.0 million tons per annum of CO2 and delivering the CO2 to ExxonMobil Low Carbon Solutions Onshore Storage, LLC for additional transportation and storage. The natural gas gathering pipeline is projected for a potential in-service date in the fourth quarter of 2025. We have a 35% interest in the joint venture entity. We have accounted for this investment as an equity method investment, and its carrying value, which is reflected within other long-term assets on the condensed consolidated balance sheets, was $314 million and $307 million as of June 30, 2025 and December 31, 2024, respectively. As of June 30, 2025, the carrying value of our investment included approximately $25 million of capitalized interest related to the project.

EXPAND ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

13.	Supplemental Cash Flow Information
Supplemental disclosures to the condensed consolidated statements of cash flows are presented below.

	Six Months Ended June 30,
	2025	2024
Changes in assets and liabilities
Accounts receivable	$165	$239
Accounts payable	(87)	(129)
Other current assets	(30)	6
Other current liabilities	22	(171)
Total	$70	$(55)

Supplemental cash flow information:
Interest paid, net of capitalized interest	$110	$45
Income taxes paid (refunds received), net	$82	$(2)

Supplemental disclosure of significant non-cash investing and financing activities:
Change in accrued drilling and completion costs	$160	$(62)
Operating lease obligations recognized	$26	$—

14.	Segment Information
Operating segments are defined as components of an enterprise that engage in activities from which it may earn revenues and incur expenses for which separate operational financial information is available and is regularly evaluated by the CODM, who is our Chief Executive Officer (“CEO”), for the purpose of allocating an enterprise’s resources and assessing its operating performance. Our revenues are derived from the production, marketing and sale of natural gas, oil and NGL. Additional information on our revenues, including the disaggregation of our revenues, is found in Note 7. As of June 30, 2025, we considered each of our operating areas as operating segments, however, we have aggregated those operating segments into one reportable segment due to the similar nature of the exploration and production business across Expand Energy and its consolidated subsidiaries and the fact that our marketing activities are ancillary to our operations.
Our CEO uses consolidated net income (loss), for purposes of allocating resources and in assessing Expand Energy’s operating performance. Additionally, our CEO is regularly provided information on production expense, gathering, processing and transportation expense, severance and ad valorem taxes and general and administrative expense, which are our significant segment expenses. Other segment items primarily consist of depreciation, depletion and amortization, marketing expense, interest expense and income tax expense (benefit). Our significant segment expenses and other segment items are derived from, and can be found within the condensed consolidated statements of operations.

EXPAND ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The measure of segment assets is total assets as reported on our condensed consolidated balance sheets, and as of June 30, 2025 and as of December 31, 2024 our total assets were $27,768 million and $27,894 million, respectively. Additionally, in analyzing company performance, our CEO reviews capital expenditures. During the Current Quarter and Prior Quarter, our capital expenditures were $727 million and $293 million, respectively. During the Current Period and Prior Period, our capital expenditures were $1,389 million and $647 million, respectively. During the Current Quarter and Current Period we did not make any contributions to equity method investments and during the Prior Quarter and Prior Period, we contributed $21 million and $37 million to equity method investments, respectively, which primarily consisted of our investment with Momentum Sustainable Ventures LLC. Additional discussion around our investment with Momentum Sustainable Ventures LLC is in Note 12. Our interest revenue during the Current Quarter and Prior Quarter was $5 million and $14 million, respectively. Our interest revenue during the Current Period and Prior Period was $7 million and $28 million, respectively.

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
Senior Notes Repayment
In January 2025, the $389 million aggregate principal of the 2025 Notes was repaid and terminated with cash on hand and borrowings on the Credit Facility. Additionally, in March 2025, we redeemed the remaining $47 million aggregate principal of the 2026 Notes with cash on hand. During the Current Quarter, we redeemed approximately $84 million of our 6.750% Senior Notes due 2029 and approximately $31 million of our 5.875% Senior Notes due 2029 through open market repurchases using cash on hand. See Note 4 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion.
Repurchase Program and Enhanced Returns Framework
In October 2024, our Board of Directors authorized the Company to repurchase up to $1.0 billion, in aggregate, of the Company’s common stock and/or warrants. Additionally, we announced our enhanced capital returns framework which is designed to more effectively return cash to shareholders and reduce net debt. Our enhanced capital returns framework prioritizes the base dividend of $2.30 per share and an updated $1.0 billion of annual net debt reduction in 2025. Once both have been funded, it is anticipated that 75% of remaining free cash flow will be distributed as market conditions warrant, between share repurchases and additional dividend payments. During the Current Quarter, we repurchased 0.9 million shares for an aggregate price of $100 million.

Economic and Market Conditions
Geopolitical risk and policy uncertainty continue to drive volatility in natural gas, oil and NGL prices, while macroeconomic headwinds in key consuming countries could impact global growth prospects, potentially affecting supply and demand for energy commodities. Domestically, the natural gas market balance loosened modestly during the second quarter as resilient production, reduced demand, and mild spring weather offset rapidly increasing demand from LNG, putting downward pressure on near-term pricing. Our future estimated cash flow is partially protected from commodity price volatility due to our current hedge positions that provide a floor price on over half of our projected gas volumes through the remainder of 2025 with significant upside participation via costless collars. For the foreseeable future, we believe our operational flexibility, cost structure and liquidity position will enable us to successfully navigate continued price volatility.

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

Liquidity and Capital Resources
Liquidity Overview
Our primary sources of capital resources and liquidity are internally generated cash flows from operations and borrowings under our Credit Facility, and our primary uses of cash are for the development of our natural gas and oil properties, acquisitions of additional natural gas and oil properties, repayments of debt and return of value to stockholders through dividends and equity repurchases. We believe our cash flow from operations, cash on hand and unused borrowing capacity under the Credit Facility, as discussed below, will provide sufficient liquidity during the next 12 months and the foreseeable future. As of June 30, 2025, we had $3.2 billion of liquidity available, including $0.7 billion of cash on hand and $2.5 billion of aggregate unused borrowing capacity available under the Credit Facility. As of June 30, 2025, we had no outstanding borrowings under our Credit Facility.
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
Dividends
On July 29, 2025, we declared a quarterly dividend payable of $1.465 per share, which will be paid on September 4, 2025 to stockholders of record at the close of business on August 14, 2025. The dividend consists of a base quarterly dividend in the amount of $0.575 per share and a variable quarterly dividend in the amount of $0.89 per share.
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

Contractual Obligations and Off-Balance Sheet Arrangements
As of June 30, 2025, our material contractual obligations include repayment of senior notes, derivative obligations, asset retirement obligations, lease obligations, undrawn letters of credit and various other commitments we enter into in the ordinary course of business that could result in future cash obligations. In addition, we have contractual commitments with midstream companies and pipeline carriers for future gathering, processing and transportation of natural gas to move certain of our production to market. The estimated gross undiscounted future commitments under these agreements were approximately $10.2 billion as of June 30, 2025. As discussed above, we believe our existing sources of liquidity will be sufficient to fund our near and long-term contractual obligations. See Notes 4, 5 and 11 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion.

Credit Facility
On December 9, 2022, we entered into the Credit Agreement, as amended by the Initial Credit Agreement Amendment and the Investment Grade Credit Agreement Amendment, maturing in December 2027. The Credit Facility provides for aggregate commitments of $2.5 billion, with a $500 million sublimit available for the issuance of letters of credit and a $50 million sublimit available for swingline loans. Borrowings under the Credit Agreement may be alternate base rate loans or term SOFR loans, at the Company’s election. As of June 30, 2025, we had approximately $2.5 billion available for borrowings under the Credit Facility.

See Note 4 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion.

Capital Expenditures
For the year ending December 31, 2025, we currently expect to complete and turn in line 250 to 280 gross wells utilizing approximately 11 to 13 rigs and plan to invest between approximately $2.85 – $3.0 billion in capital expenditures. We currently plan to fund our 2025 capital program through cash on hand, expected cash flow from our operations and borrowings under our Credit Facility. We may alter or change our plans with respect to our capital program and expected capital expenditures based on developments in our business, our financial position, our industry or any of the markets in which we operate.

Sources and (Uses) of Cash and Cash Equivalents
The following table presents the sources and uses of our cash and cash equivalents for the periods presented:

	Six Months Ended June 30,
	2025	2024
Cash provided by operating activities	$2,418	$761
Proceeds from divestitures of property and equipment	15	12
Receipts of deferred consideration	116	116
Proceeds from warrant exercise	22	1
Capital expenditures	(1,220)	(723)
Contributions to investments	(9)	(45)
Cash paid to purchase debt	(553)	—
Cash paid to repurchase and retire common stock	(99)	—
Cash paid for common stock dividends	(279)	(176)
Debt issuance and other financing costs	—	(4)
Net increase (decrease) in cash, cash equivalents and restricted cash	$411	$(58)

Cash Flow from Operating Activities
Cash provided by operating activities was $2,418 million and $761 million during the Current Period and Prior Period, respectively. The increase during the Current Period is primarily due to increased sales volumes, including those related to the Southwestern Merger, as well as higher prices for the natural gas, oil and NGL we sold. Cash flows from operations are largely affected by the same factors that affect our net income (loss), excluding various non-cash items, such as depreciation, depletion and amortization, certain impairments, gains or losses on sales of assets, deferred income taxes and mark-to-market changes in our open derivative instruments. See further discussion below under Results of Operations.
Receipts of Deferred Consideration
During both the Current Period and Prior Period, we received $116 million in deferred consideration associated with our Eagle Ford divestiture transactions. See Note 2 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion.
Capital Expenditures
Our capital expenditures increased during the Current Period compared to the Prior Period, primarily as a result of increased drilling and completion activity within our operating areas, including those related to the Southwestern Merger. See Note 2 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion.

Contributions to Investments
During the Current Period, contributions to investments primarily related to capitalized interest on our investment with Momentum Sustainable Ventures LLC. During the Prior Period, contributions to investments primarily consisted of contributions to our investment with Momentum Sustainable Ventures LLC to build a new natural gas gathering pipeline and carbon capture project. See Note 12 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion.

Cash Paid to Purchase Debt

During the Current Period, the $389 million aggregate principal of the 2025 Notes was repaid and terminated upon maturity with cash on hand and borrowings under the Credit Facility, of which the Credit Facility borrowings were subsequently repaid. Additionally, we redeemed the remaining $47 million aggregate principal of the 2026 Notes using cash on hand. During the Current Period, we also redeemed approximately $84 million of our 6.750% Senior Notes due 2029 and approximately $31 million of our 5.875% Senior Notes due 2029 through open market repurchases using cash on hand. See Note 4 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion.
Cash Paid to Repurchase and Retire Common Stock
On October 22, 2024, our Board of Directors authorized repurchases of up to $1.0 billion, in aggregate, of the Company’s common stock and/or warrants under a share repurchase program. During the Current Period, we repurchased 0.9 million shares for an aggregate price of $100 million, which is inclusive of shares for which cash settlement occurred in early July. The shares of common stock repurchased during the Current Period were retired and recorded as a reduction to common stock and retained earnings. See Note 9 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion.
Cash Paid for Common Stock Dividends
As part of our dividend program, we paid common stock dividends of $279 million and $176 million during the Current Period and Prior Period, respectively. See Note 9 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion.

Results of Operations
The results of operations discussed below include amounts pertaining to Southwestern after the merger closed on October 1, 2024.
Natural Gas, Oil and NGL Production and Average Sales Prices

	Three Months Ended June 30, 2025
	Natural Gas		Oil		NGL		Total
	MMcf per day	$/Mcf	MBbl per day	$/Bbl	MBbl per day	$/Bbl	MMcfe per day	$/Mcfe
Haynesville	2,978	3.12	—	—	—	—	2,978	3.12
Northeast Appalachia	2,662	2.65	—	—	—	—	2,662	2.65
Southwest Appalachia	956	3.11	18	54.47	83	23.19	1,562	3.75
Total	6,596	2.93	18	54.47	83	23.19	7,202	3.08

Average NYMEX Price		3.44		63.74
Average Realized Price (including realized derivatives)		2.98		55.89		23.08		3.14

	Three Months Ended June 30, 2024
	Natural Gas		Oil		NGL		Total
	MMcf per day	$/Mcf	MBbl per day	$/Bbl	MBbl per day	$/Bbl	MMcfe per day	$/Mcfe
Haynesville	1,191	1.70	—	—	—	—	1,191	1.70
Northeast Appalachia	1,554	1.35	—	—	—	—	1,554	1.35
Total	2,745	1.51	—	—	—	—	2,745	1.51

Average NYMEX Price		1.89		—
Average Realized Price (including realized derivatives)		2.51		—		—		2.51

	Six Months Ended June 30, 2025
	Natural Gas		Oil		NGL		Total
	MMcf per day	$/Mcf	MBbl per day	$/Bbl	MBbl per day	$/Bbl	MMcfe per day	$/Mcfe
Haynesville	2,798	3.29	—	—	—	—	2,798	3.29
Northeast Appalachia	2,665	3.20	—	—	—	—	2,665	3.20
Southwest Appalachia	963	3.24	16	58.34	79	26.66	1,533	4.01
Total	6,426	3.24	16	58.34	79	26.66	6,996	3.41

Average NYMEX Price		3.55		67.58
Average Realized Price (including realized derivatives)		3.24		59.30		26.04		3.40

	Six Months Ended June 30, 2024
	Natural Gas		Oil		NGL		Total
	MMcf per day	$/Mcf	MBbl per day	$/Bbl	MBbl per day	$/Bbl	MMcfe per day	$/Mcfe
Haynesville	1,334	1.88	—	—	—	—	1,334	1.88
Northeast Appalachia	1,637	1.71	—	—	—	—	1,637	1.71
Total	2,971	1.79	—	—	—	—	2,971	1.79

Average NYMEX Price		2.07		—
Average Realized Price (including realized derivatives)		2.69		—		—		2.69

Natural Gas, Oil and NGL Sales

	Three Months Ended June 30, 2025
	Natural Gas	Oil	NGL	Total
Haynesville	$845	$—	$—	$845
Northeast Appalachia	643	—	—	643
Southwest Appalachia	271	86	176	533
Total natural gas, oil and NGL sales	$1,759	$86	$176	$2,021

	Three Months Ended June 30, 2024
	Natural Gas	Oil	NGL	Total
Haynesville	$186	$—	$—	$186
Northeast Appalachia	192	—	—	192
Total natural gas, oil and NGL sales	$378	$—	$—	$378

	Six Months Ended June 30, 2025
	Natural Gas	Oil	NGL	Total
Haynesville	$1,666	$—	$—	$1,666
Northeast Appalachia	1,543	—	—	1,543
Southwest Appalachia	565	164	383	1,112
Natural gas, oil and NGL revenue	$3,774	$164	$383	$4,321

	Six Months Ended June 30, 2024
	Natural Gas	Oil	NGL	Total
Haynesville	$458	$—	$—	$458
Northeast Appalachia	509	—	—	509
Natural gas, oil and NGL revenue	$967	$—	$—	$967
Natural gas, oil and NGL sales during the Current Quarter increased $1,643 million compared to the Prior Quarter. The Southwestern Merger resulted in a $1,153 million increase during the Current Period due to increased volumes across all of our operating areas. Additionally, higher average prices, which were consistent with the upward trend in index prices for all products, drove a $402 million increase.
Natural gas, oil and NGL sales during the Current Period increased $3,354 million compared to the Prior Period. The Southwestern Merger resulted in a $2,430 million increase during the Current Period due to increased volumes across all of our operating areas. Additionally, higher average prices, which were consistent with the upward trend in index prices for all products, drove a $837 million increase.

Production Expenses

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
		$/Mcfe		$/Mcfe		$/Mcfe		$/Mcfe
Haynesville	$67	0.25	$30	0.28	$137	0.27	$68	0.28
Northeast Appalachia	37	0.15	19	0.14	75	0.15	40	0.14
Southwest Appalachia	47	0.33	—	—	86	0.31	—	—
Total production expenses	$151	0.23	$49	0.20	$298	0.24	$108	0.20
Production expenses during the Current Quarter and Current Period increased $102 million and $190 million compared to the Prior Quarter and Prior Period, respectively. The increases were primarily related to the Southwestern Merger and increased volumes across all of our operating areas.
Gathering, Processing and Transportation Expenses

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
		$/Mcfe		$/Mcfe		$/Mcfe		$/Mcfe
Haynesville	$180	0.66	$52	0.48	$357	0.70	$116	0.48
Northeast Appalachia	203	0.84	102	0.72	429	0.89	211	0.71
Southwest Appalachia	180	1.27	—	—	340	1.23	—	—
Total GP&T	$563	0.86	$154	0.62	$1,126	0.89	$327	0.60
Gathering, processing and transportation expenses during the Current Quarter and Current Period increased $409 million and $799 million compared to the Prior Quarter and Prior Period, respectively. These increases were primarily related to increased volumes and rates across all of our operating areas due to the Southwestern Merger.

Severance and Ad Valorem Taxes

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
		$/Mcfe		$/Mcfe		$/Mcfe		$/Mcfe
Haynesville	$17	0.06	$15	0.14	$31	0.06	$40	0.17
Northeast Appalachia	8	0.03	3	0.02	16	0.03	7	0.02
Southwest Appalachia	24	0.17	—	—	50	0.18	—	—
Total severance and ad valorem taxes	$49	0.08	$18	0.07	$97	0.08	$47	0.09
Severance and ad valorem taxes during the Current Quarter increased $31 million compared to the Prior Quarter. The increase was primarily related to a $35 million increase due to the Southwestern Merger, which impacted each of our operating areas. The increase due to the Southwestern Merger was partially offset by a decrease in Haynesville statutory severance tax rates, which resulted in a per unit decrease.
Severance and ad valorem taxes during the Current Period increased $50 million compared to the Prior Period. The increase was primarily related to a $65 million increase due to the Southwestern Merger, which impacted each of our operating areas. The increase due to the Southwestern Merger was partially offset by a decrease in Haynesville statutory severance tax rates, which resulted in a per unit decrease.

Natural Gas, Oil and NGL Derivatives

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Natural gas derivatives - realized gains (losses)	$34	$251	$(3)	$490
Natural gas derivatives - unrealized gains (losses)	825	(262)	(137)	(350)
Total gains (losses) on natural gas derivatives	$859	$(11)	$(140)	$140

Oil derivatives - realized gains	$2	$—	$2	$—
Oil derivatives - unrealized gains	1	—	1	—
Total gains on oil derivatives	$3	$—	$3	$—

NGL derivatives - realized losses	$(1)	$—	$(9)	$—
NGL derivatives - unrealized gains	16	—	9	—
Total gains on NGL derivatives	$15	$—	$—	$—

Contingent consideration unrealized gains	$—	$—	$—	$21
Total gains (losses) on natural gas, oil and NGL derivatives	$877	$(11)	$(137)	$161
See Note 11 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for a discussion of our derivative activity.

General and Administrative Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total G&A, net	$40	$47	$87	$94
G&A, net per Mcfe	$0.06	$0.19	$0.07	$0.17
Total general and administrative expenses, net during the Current Quarter and Current Period decreased compared to the Prior Quarter and Prior Period, respectively, as the increase in employee compensation and benefits, as a result of the Southwestern Merger, was offset by a corresponding increase in allocations and reimbursements due to increased drilling and production activity. The per unit decreases in total general and administrative expenses, net during the Current Quarter and Current Period are due to increased production volumes as a result of the Southwestern Merger.
Separation and Other Termination Costs
During the Prior Period, we recognized $23 million of separation and other termination costs related to one-time termination benefits for certain employees.
Depreciation, Depletion and Amortization

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
DD&A	$769	$348	$1,480	$747
DD&A per Mcfe	$1.17	$1.39	$1.17	$1.38
The absolute increase in depreciation, depletion and amortization for the Current Quarter and Current Period compared to the Prior Quarter and Prior Period is primarily related to the Southwestern Merger. Depreciation, depletion and amortization per Mcfe decreased during the Current Quarter and Current Period compared to the Prior Quarter and Prior Period due to lower depletion rates on wells acquired in the Southwestern Merger.

Other Operating Expense, Net

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Other operating expense, net	$38	$16	$60	$33
During the Current Quarter and Prior Quarter, we recognized approximately $25 million and $15 million, respectively, of costs related to the Southwestern Merger, which included employee expenses, legal fees, consulting fees and financial advisory fees.
During the Current Period and Prior Period, we recognized approximately $52 million and $26 million, respectively, of costs related to the Southwestern Merger, which included employee expenses, legal fees, consulting fees and financial advisory fees.
Interest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest expense on debt	$74	$32	$151	$64
Amortization of premium, discount, issuance costs and other	2	(3)	2	(5)
Capitalized interest	(16)	(9)	(34)	(20)
Total interest expense	$60	$20	$119	$39
The increase in total interest expense during the Current Quarter and Current Period compared to the Prior Quarter and Prior Period was primarily due to our assumption of Southwestern’s Senior Notes as a result of the Southwestern Merger, which resulted in an increase in interest expense on debt. Capitalized interest increased during the Current Quarter and Current Period compared to the Prior Quarter and Prior Period primarily as a result of increased capital activity following the completion of the Southwestern Merger.
See Note 4 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for additional discussion.

Income Taxes
The projected full year current and deferred taxes are allocated to the Current Period based on the proportion of year-to-date pre-tax book income to the projected full year pre-tax book income. As a result, an income tax expense of $190 million was recorded for the Current Period. Of this amount, $56 million was related to current taxes and $134 million was related to deferred taxes. An income tax benefit of $61 million was recorded for the Prior Period. That amount was entirely related to projections of deferred federal and state income taxes. Our effective income tax rate was 20.9% and 23.3% during the Current Period and the Prior Period, respectively. Our effective tax rate can fluctuate due to the impact of discrete items, state income taxes and permanent differences. See Note 8 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for a discussion of income taxes.

Forward-Looking Statements
This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements include our current expectations or forecasts of future events, including matters relating to armed conflict and instability in Europe and the Middle East, along with the effects of the current global economic environment, and the impact of each on our business, financial condition, results of operations and cash flows, actions by, or disputes among or between, members of OPEC+ and other foreign oil-exporting countries, market factors, market prices, our ability to meet debt service requirements, our ability to continue to pay, and the amount and timing of, cash dividends and/or repurchase common stock or notes, our ability to capture synergies and our ESG initiatives. Forward-looking and other statements in this Form 10-Q regarding our environmental, social and other sustainability plans and goals are not an indication that these statements are necessarily material to investors or required to be disclosed in our filings with the SEC. In addition, historical, current, and forward-looking environmental, social and sustainability-related statements may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. Forward-looking statements often address our expected future business, financial performance and financial condition, and often contain words such as “aim,” “predict,” “should,” "expect," “could,” “may,” "anticipate," "intend," "plan," “ability,” "believe," "seek," "see," "will," "would," “estimate,” “forecast,” "target," “guidance,” “outlook,” “opportunity” or “strategy.”

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
Our natural gas, oil and NGL revenues during the Current Period, excluding any effect of our derivative instruments, were $3,774 million, $164 million and $383 million, respectively. Based on production, natural gas, oil and NGL revenue for the Current Period would have increased or decreased by approximately $377 million, $16 million and $38 million, respectively, for each 10% increase or decrease in prices. As of June 30, 2025, the fair value of our natural gas derivatives was a net liability of $186 million. As of June 30, 2025, the fair value of our oil derivatives was a net asset of $5 million and our NGL derivatives was a net nominal asset. A 10% fluctuation in forward natural gas prices would impact the valuation of gas derivatives by approximately $500 million. A 10% fluctuation in forward oil prices would impact the valuation of oil derivatives by approximately $2 million. A 10% fluctuation in forward NGL prices would impact the valuation of NGL derivatives by approximately $9 million. This fair value change assumes volatility based on prevailing market parameters at June 30, 2025. See Note 11 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further information on our open derivative positions.
Interest Rate Risk
Our exposure to interest rate changes relates primarily to borrowings under our Credit Facility. Interest is payable on borrowings under the Credit Facility based on floating rates. See Note 4 of the notes to our condensed consolidated financial statements included in Item 1 of Part 1 of this report for additional information. As of June 30, 2025, we did not have any outstanding borrowings under our Credit Facility.

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
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2025 that our disclosure controls and procedures were effective.
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
Repurchases of Equity Securities
On October 22, 2024, our Board of Directors authorized repurchases of up to $1.0 billion, in aggregate, of the Company’s common stock and/or warrants under a share repurchase program. The repurchase authorization permits repurchases on a discretionary basis subject to market conditions, obtaining required internal approvals, applicable legal requirements, available liquidity, compliance with the Company’s debt agreements and other appropriate factors. The following table provides information regarding purchases of our common stock made by us during the Current Quarter.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
April 1 - April 30	—	$—	—	$1,000
May 1 - May 31	144,583	$116.17	144,583	$983
June 1 - June 30	707,078	$117.65	707,078	$900
Total	851,661	$117.40	851,661

ITEM 3.	Defaults Upon Senior Securities
None.

ITEM 4.	Mine Safety Disclosures
The information concerning mine safety violations and other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95.1 to this Form 10-Q.

ITEM 5.	Other Information
During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

EXPAND ENERGY CORPORATION

Date: July 29, 2025	By:	/s/ DOMENIC J. DELL’OSSO, JR.
Domenic J. Dell’Osso, Jr. President and Chief Executive Officer

Date: July 29, 2025	By:	/s/ MOHIT SINGH
Mohit Singh Executive Vice President and Chief Financial Officer