Form 10-Q
period 2025-09-30
EXPAND ENERGY Corp
filed 2025-10-28
CIK 895126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐      No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☒ No ☐
As of October 23, 2025, there were 238,169,697 shares of our $0.01 par value common stock outstanding.

EXPAND ENERGY CORPORATION AND SUBSIDIARIES
INDEX TO FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2025

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
“2025 Credit Facility” means the amended and restated credit facility entered into on September 30, 2025.
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
“Current Period” means the nine months ended September 30, 2025.
“Current Quarter” means the three months ended September 30, 2025.
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
“Prior Credit Facility” means the reserve-based credit facility entered into on December 9, 2022.
“Prior Period” means the nine months ended September 30, 2024.
“Prior Quarter” means the three months ended September 30, 2024.
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
“Southwestern” means Southwestern Energy Company.
“Southwestern Merger” means Chesapeake’s merger with Southwestern, which closed on October 1, 2024.
“Warrants” means, collectively, the Class A Warrants, Class B Warrants and Class C Warrants.
“WTI” means West Texas Intermediate.
“/Bbl” means per barrel.
“/Mcf” means per Mcf.
“/Mcfe” means per Mcfe.

PART I. FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements
EXPAND ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

($ in millions, except per share data)	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$613	$317
Restricted cash	78	78
Accounts receivable, net	1,026	1,226
Derivative assets	157	84
Other current assets	367	292
Total current assets	2,241	1,997
Property and equipment:
Natural gas and oil properties, successful efforts method
Proved natural gas and oil properties	25,577	23,093
Unproved properties	5,516	5,897
Other property and equipment	702	654
Total property and equipment	31,795	29,644
Less: accumulated depreciation, depletion and amortization	(7,559)	(5,362)
Total property and equipment, net	24,236	24,282
Long-term derivative assets	10	1
Deferred income tax assets	273	589
Other long-term assets	846	1,025
Total assets	$27,606	$27,894

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$830	$777
Current maturities of long-term debt, net	—	389
Accrued interest	57	100
Derivative liabilities	12	71
Other current liabilities	1,867	1,786
Total current liabilities	2,766	3,123
Long-term debt, net	5,010	5,291
Long-term derivative liabilities	27	68
Asset retirement obligations, net of current portion	525	499
Long-term contract liabilities	1,027	1,227
Other long-term liabilities	101	121
Total liabilities	9,456	10,329
Contingencies and commitments (Note 5)
Stockholders' equity:
Common stock, $0.01 par value, 450,000,000 shares authorized: 238,150,070 and 231,769,886 shares issued	2	2
Additional paid-in capital	13,733	13,687
Retained earnings	4,415	3,876
Total stockholders' equity	18,150	17,565
Total liabilities and stockholders' equity	$27,606	$27,894
The accompanying notes are an integral part of these condensed consolidated financial statements.

EXPAND ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions, except per share data)	2025	2024	2025	2024
Revenues and other:
Natural gas, oil and NGL	$1,850	$407	$6,171	$1,374
Marketing	666	193	2,364	641
Natural gas, oil and NGL derivatives	451	46	314	207
Gains (losses) on sales of assets	(1)	2	3	12
Total revenues and other	2,966	648	8,852	2,234
Operating expenses:
Production	169	50	467	158
Gathering, processing and transportation	608	152	1,734	479
Severance and ad valorem taxes	48	11	145	58
Exploration	3	2	30	7
Marketing	659	192	2,369	656
General and administrative	45	39	132	133
Separation and other termination costs	5	—	5	23
Depreciation, depletion and amortization	741	335	2,221	1,082
Other operating expense (income), net	(37)	22	23	55
Total operating expenses	2,241	803	7,126	2,651
Income (loss) from operations	725	(155)	1,726	(417)
Other income (expense):
Interest expense	(57)	(20)	(176)	(59)
Gains (losses) on purchases, exchanges or extinguishments of debt	1	—	4	(2)
Other income, net	17	17	41	58
Total other income (expense)	(39)	(3)	(131)	(3)
Income (loss) before income taxes	686	(158)	1,595	(420)
Income tax expense (benefit)	139	(44)	329	(105)
Net income (loss)	$547	$(114)	$1,266	$(315)
Earnings (loss) per common share:
Basic	$2.30	$(0.85)	$5.34	$(2.39)
Diluted	$2.28	$(0.85)	$5.27	$(2.39)
Weighted average common shares outstanding (in thousands):
Basic	238,221	133,794	236,890	131,958
Diluted	239,893	133,794	240,373	131,958
The accompanying notes are an integral part of these condensed consolidated financial statements.

EXPAND ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
($ in millions)	2025	2024
Cash flows from operating activities:
Net income (loss)	$1,266	$(315)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	2,221	1,082
Deferred income tax expense (benefit)	320	(105)
Derivative gains, net	(314)	(207)
Cash receipts on derivative settlements, net	102	695
Share-based compensation	34	29
Gains on sales of assets	(3)	(12)
Contract amortization	(171)	—
(Gains) losses on purchases, exchanges or extinguishments of debt	(4)	2
Other	26	(16)
Changes in assets and liabilities	142	30
Net cash provided by operating activities	3,619	1,183
Cash flows from investing activities:
Capital expenditures	(1,995)	(1,021)
Property acquisitions	(69)	—
Receipts of deferred consideration	116	116
Contributions to investments	(14)	(71)
Proceeds from divestitures of property and equipment	19	17
Net cash used in investing activities	(1,943)	(959)
Cash flows from financing activities:
Proceeds from Prior Credit Facility	825	—
Payments on Prior Credit Facility	(825)	—
Proceeds from warrant exercise	22	1
Debt issuance and other financing costs	(11)	(4)
Cash paid to repurchase and retire common stock	(100)	—
Cash paid to purchase debt	(663)	—
Cash paid for common stock dividends	(628)	(254)
Net cash used in financing activities	(1,380)	(257)
Net increase (decrease) in cash, cash equivalents and restricted cash	296	(33)
Cash, cash equivalents and restricted cash, beginning of period	395	1,153
Cash, cash equivalents and restricted cash, end of period	$691	$1,120

Cash and cash equivalents	$613	$1,044
Restricted cash	78	76
Total cash, cash equivalents and restricted cash	$691	$1,120
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

EXPAND ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - (Continued)
(Unaudited)

	Common Stock
($ in millions)	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity
Balance as of December 31, 2024	231,769,886	$2	$13,687	$3,876	$17,565
Share-based compensation	386,025	—	(8)	—	(8)
Issuance of common stock for warrant exercise	5,320,216	—	21	—	21
Net loss	—	—	—	(249)	(249)
Dividends on common stock	—	—	—	(138)	(138)
Balance as of March 31, 2025	237,476,127	$2	$13,700	$3,489	$17,191
Share-based compensation	100,820	—	15	—	15
Issuance of common stock for warrant exercise	711,937	—	1	—	1
Repurchase and retirement of common stock	(851,661)	—	—	(100)	(100)
Net income	—	—	—	968	968
Dividends on common stock	—	—	—	(138)	(138)
Balance as of June 30, 2025	237,437,223	$2	$13,716	$4,219	$17,937
Share-based compensation	3,885	—	17	—	17
Issuance of common stock for warrant exercise	708,962	—	—	—	—
Net income	—	—	—	547	547
Dividends on common stock	—	—	—	(351)	(351)
Balance as of September 30, 2025	238,150,070	$2	$13,733	$4,415	$18,150
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
This Quarterly Report on Form 10-Q (this “Form 10-Q”) relates to our financial position as of September 30, 2025 and December 31, 2024, and our results of operations for the three months ended September 30, 2025 (“Current Quarter”), the nine months ended September 30, 2025 (“Current Period”), the three months ended September 30, 2024 (“Prior Quarter”) and the nine months ended September 30, 2024 (“Prior Period”). Our annual report on Form 10-K for the year ended December 31, 2024 (“2024 Form 10-K”) should be read in conjunction with this Form 10-Q. The accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair statement of our condensed consolidated financial statements and accompanying notes and include the accounts of our direct and indirect wholly owned subsidiaries and entities in which we have a controlling financial interest. Intercompany accounts and balances have been eliminated. For the time periods covered by this Form 10-Q, we did not have any changes or items impacting other comprehensive income.
Restricted Cash
As of September 30, 2025, we had restricted cash of $78 million. Our restricted cash represents funds restricted for payment of certain royalties pending the outcome of competing ownership claims for certain minerals, as well as for payment of certain convenience class unsecured claims.
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
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 intends to provide investors with additional information about an entity’s income taxes by requiring disclosure of items such as disaggregation of the effective tax rate reconciliation as well as information regarding income taxes paid. This ASU is effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted for annual financial statements that have not yet been issued or made available for issuance. We plan to adopt ASU 2023-09 in our annual report on Form 10-K for the year ended December 31, 2025 and do not expect the adoption of this ASU to have a material impact on our financial statements.
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

On October 1, 2024, the Southwestern Merger was completed, and we issued approximately 95.7 million shares of our common stock to Southwestern’s shareholders in connection with the Merger Agreement. Under the terms of the Merger Agreement, subject to certain exceptions, each share of Southwestern common stock was converted into the right to receive 0.0867 of a share of the Company’s common stock. Based on the closing price of our common stock, the total value of the shares of our common stock issued to Southwestern’s shareholders was approximately $7.9 billion. During the Current Period, we recognized approximately $53 million of costs related to the Southwestern Merger, which primarily consisted of employee expenses. These acquisition-related costs are included within other operating expense (income), net within our condensed consolidated statements of operations. The Southwestern Merger was structured as a tax-free reorganization for United States federal income tax purposes.

Southwestern Merger Purchase Price Allocation

We have accounted for the Southwestern Merger as a business combination, using the acquisition method, with Expand Energy (formerly Chesapeake) treated as the accounting acquirer. During the Current Quarter, we finalized the acquisition accounting for this transaction. The following table represents the allocation of the total purchase price of Southwestern to the identifiable assets acquired and the liabilities assumed based on the fair values as of the acquisition date.

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

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Revenues	$1,758	$6,192
Net loss available to common stockholders	$(60)	$(401)
Loss per common share:
Basic	$(0.26)	$(1.76)
Diluted	$(0.26)	$(1.76)

Eagle Ford Divestitures

During 2023, we divested our Eagle Ford assets through three separate transactions (“the Eagle Ford divestiture transactions”). In each of these transactions, we received a portion of the purchase price upon closing, subject to customary post-closing adjustments, with the remainder of the purchase price recorded as deferred consideration and treated as a non-interest-bearing note to be paid in installments in up to the following four years following the close of the transaction. The deferred consideration is recorded at fair value with an imputed rate of interest as a Level 2 input, and approximately $112 million and $114 million of the deferred consideration is reflected within other current assets and approximately $89 million and $188 million of the deferred consideration is reflected within other long-term assets on the condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024, respectively. These installment payments are recorded as receipts of deferred consideration in our condensed consolidated statements of cash flows.
During the Current Quarter and Prior Quarter, we amortized approximately $4 million and $7 million, respectively, related to the deferred consideration from the Eagle Ford divestiture transactions. During the Current Period and Prior Period, we amortized approximately $14 million and $23 million, respectively, related to the deferred consideration from the Eagle Ford divestiture transactions. The deferred consideration amortization is recorded within other income, net, in our condensed consolidated statements of operations.

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
The reconciliations between basic and diluted earnings (loss) per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator
Net income (loss), basic and diluted	$547	$(114)	$1,266	$(315)

Denominator (in thousands)
Weighted average common shares outstanding, basic	238,221	133,794	236,890	131,958
Effect of potentially dilutive securities
Warrants	1,362	—	3,081	—
Restricted stock units	310	—	351	—
Performance share units	—	—	51	—
Weighted average common shares outstanding, diluted	239,893	133,794	240,373	131,958

Earnings (loss) per common share:
Basic	$2.30	$(0.85)	$5.34	$(2.39)
Diluted	$2.28	$(0.85)	$5.27	$(2.39)

During the Current Quarter and Current Period, the diluted earnings per share calculation excludes the effect of 308,646 reserved shares of common stock and 582,109 reserved Class C Warrants related to the settlement of General Unsecured Claims associated with the Chapter 11 Cases, as all necessary conditions had not been met for such shares to be considered dilutive shares.

During the Prior Quarter and Prior Period, the diluted loss per share calculation excludes the effect of 777,369 reserved shares of common stock and 1,466,502 reserved Class C Warrants related to the settlement of General Unsecured Claims associated with the Chapter 11 Cases, as all necessary conditions had not been met for such shares to be considered dilutive shares. Additionally, the diluted loss per share calculation during the Prior Quarter and Prior Period excludes the antidilutive effect of 7,667,037 and 9,580,029 Warrants, 164,253 and 270,095 RSUs and 0 and 97,528 PSUs, respectively.

EXPAND ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

4.	Debt
Our long-term debt consisted of the following as of September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
	Carrying Amount	Fair Value(a)	Carrying Amount	Fair Value(a)
2025 Credit Facility	$—	$—	$—	$—
Prior Credit Facility	—	—	—	—
4.95% senior notes due 2025	—	—	389	389
5.50% senior notes due 2026	—	—	47	47
5.375% senior notes due 2029	638	639	700	684
5.875% senior notes due 2029	440	442	500	494
6.75% senior notes due 2029	847	856	950	959
5.375% senior notes due 2030	1,200	1,220	1,200	1,174
4.75% senior notes due 2032	1,150	1,131	1,150	1,067
5.70% senior notes due 2035	750	769	750	734
Premiums (discounts) on senior notes, net	(6)	—	4	—
Debt issuance costs	(9)	—	(10)	—
Total debt, net	$5,010	$5,057	$5,680	$5,548
Less current maturities of long-term debt, net	—	—	(389)	(389)
Total long-term debt, net	$5,010	$5,057	$5,291	$5,159
____________________________________________
(a)The carrying value of borrowings under our 2025 Credit Facility and Prior Credit Facility approximates fair value as the interest rates are based on prevailing market rates; therefore, they are a Level 1 fair value measurement. For all other debt, a market approach, based upon quotes from major financial institutions, which are Level 2 inputs, is used to measure the fair value.

Credit Facility. On September 30, 2025, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) that, as amended, has a maturity date of September 30, 2030 (the “2025 Credit Facility”), with the lenders and issuing banks party thereto from time to time (the “Lenders”), and JPMorgan Chase Bank, N.A., as administrative agent. The 2025 Credit Facility, among other things, extended the maturity date from December 2027 to September 2030, with two one-year extension options available, each subject to the Lenders’ consent, increased the aggregate commitments under the 2025 Credit Facility from $2.5 billion to $3.5 billion with incremental capacity for additional commitments in an amount up to $1.0 billion, subject to the receipt of commitments thereto and certain customary conditions. The Credit Agreement also increased the sublimit available for the issuance of letters of credit from $500 million to $1.0 billion and increased the sublimit available for swingline loans from $50 million to $100 million. As of September 30, 2025, we had approximately $3.5 billion available for borrowings under the 2025 Credit Facility.

The Credit Agreement contains restrictive covenants that, subject to exceptions customary to investment-grade credit facilities, limit Expand Energy and its subsidiaries’ ability to, among other things: (i) incur priority indebtedness, (ii) enter into mergers; (iii) make or declare dividends; (iv) incur liens; (v) sell all or substantially all of their assets; and (vi) engage in certain transactions with affiliates. The Credit Agreement requires our compliance with an indebtedness to capitalization ratio, which is the ratio of the Company’s total indebtedness to the sum of total indebtedness plus stockholders’ equity (the “Debt to Capitalization Ratio”), not to exceed 65%, tested at the end of each quarter. As of September 30, 2025, we were in compliance with the Debt to Capitalization Ratio.

Borrowings under the Credit Agreement may be alternate base rate loans or term SOFR loans, at our election. Interest is payable quarterly for alternate base rate loans and at the end of the applicable interest period for term

EXPAND ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
SOFR loans. Term SOFR loans bear interest at term SOFR plus an applicable rate ranging from 112.5 to 200 basis points per annum, depending on the Company’s unsecured debt ratings. Alternate base rate loans bear interest at a rate per annum equal to the greatest of: (i) the prime rate; (ii) the federal funds effective rate plus 50 basis points; and (iii) the term SOFR rate for a one-month interest period plus 100 basis points, plus an applicable margin ranging from 12.5 to 100 basis points per annum, depending on the Company’s unsecured debt ratings. Expand Energy also pays a commitment fee on unused commitment amounts under the 2025 Credit Facility ranging from 12.5 to 32.5 basis points per annum, depending on the Company’s unsecured debt ratings.

The 2025 Credit Facility is subject to customary events of default, remedies, and cure periods for investment-grade credit facilities of this nature.

The Prior Credit Facility was terminated in connection with the entry into the 2025 Credit Facility.

The Company had no secured debt as of September 30, 2025.
Senior Notes Repayment
In January 2025, the $389 million aggregate principal of 4.95% Senior Notes due 2025 (the “2025 Notes”) was repaid and terminated with cash on hand and borrowings on the Prior Credit Facility. The borrowings on the Prior Credit Facility were subsequently repaid during the Current Period.
In March 2025, we redeemed the remaining $47 million aggregate principal of the 5.50% Senior Notes due 2026 (the “2026 Notes”) with cash on hand.
During the Current Period, we redeemed approximately $103 million of our 6.750% Senior Notes due 2029, approximately $60 million of our 5.875% Senior Notes due 2029 and approximately $62 million of our 5.375% Senior Notes due 2029 through open market repurchases using cash on hand.

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
The aggregate undiscounted commitments under our gathering, processing and transportation agreements, excluding any reimbursement from working interest and royalty interest owners, credits for third-party volumes or future costs under cost-of-service agreements, are presented below:

September 30, 2025
Remainder of 2025	$382
2026	1,430
2027	1,336
2028	1,220
2029	1,031
Thereafter	4,441
Total	$9,840
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

6.	Other Current Liabilities
Other current liabilities as of September 30, 2025 and December 31, 2024 are detailed below:

	September 30, 2025	December 31, 2024
Revenues and royalties due to others	$808	$734
Accrued drilling and production costs	367	296
Contract liabilities	260	284
Accrued compensation and benefits	84	124
Taxes payable	169	142
Operating leases	63	71
Joint interest prepayments received	11	13
Other	105	122
Total other current liabilities	$1,867	$1,786

7.	Revenue
The following tables show revenue disaggregated by operating area and product type:

	Three Months Ended September 30, 2025
	Natural Gas	Oil	NGL	Total
Haynesville	$826	$—	$—	$826
Northeast Appalachia	538	—	—	538
Southwest Appalachia	233	86	167	486
Natural gas, oil and NGL revenue	$1,597	$86	$167	$1,850

Marketing revenue	$599	$34	$33	$666

EXPAND ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Three Months Ended September 30, 2024
	Natural Gas	Oil	NGL	Total
Haynesville	$194	$—	$—	$194
Northeast Appalachia	213	—	—	213
Natural gas, oil and NGL revenue	$407	$—	$—	$407

Marketing revenue	$193	$—	$—	$193

	Nine Months Ended September 30, 2025
	Natural Gas	Oil	NGL	Total
Haynesville	$2,492	$—	$—	$2,492
Northeast Appalachia	2,081	—	—	2,081
Southwest Appalachia	798	250	550	1,598
Natural gas, oil and NGL revenue	$5,371	$250	$550	$6,171

Marketing revenue	$2,155	$101	$108	$2,364

	Nine Months Ended September 30, 2024
	Natural Gas	Oil	NGL	Total
Haynesville	$652	$—	$—	$652
Northeast Appalachia	722	—	—	722
Natural gas, oil and NGL revenue	$1,374	$—	$—	$1,374

Marketing revenue	$526	$82	$33	$641

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
Accounts receivable as of September 30, 2025 and December 31, 2024 are detailed below:

	September 30, 2025	December 31, 2024
Natural gas, oil and NGL sales	$743	$1,028
Joint interest	258	191
Other	38	18
Allowance for doubtful accounts	(13)	(11)
Total accounts receivable, net	$1,026	$1,226

EXPAND ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

8.	Income Taxes

The table below presents a comparison of the Current Period and Prior Period’s income tax expense (benefit) and actual year-to-date effective tax rates.

	Nine Months Ended September 30,
	2025		2024
Income (loss) before income taxes	$1,595		$(420)

Current tax expense	9	0.6%	—	—%
Deferred tax expense (benefit)	320	20.0%	(105)	25.0%
Income tax expense (benefit)	$329	20.6%	$(105)	25.0%

An estimated annual effective tax rate (“EAETR”) is used in recording our interim year-to-date income tax provision. The EAETR is determined based on analysis of year-to-date and projected financial results of our operations. Our EAETR during the Current Period was 21.3%, compared to 24.3% in the Prior Period. The actual year-to-date effective tax rate and EAETR can differ as a result of certain discrete items, which are recorded in the period. Common examples of such items include, but are not limited to, certain equity-based compensation, true-ups resulting from differences between tax returns filed and estimated accruals, and tax effects of enacted laws.

As a result of projecting federal and state income taxes, a portion of our EAETR represents the estimated provision for current taxes. Due to the book income in the Current Period, a current tax expense of $9 million was recorded. There was no current tax expense recorded in the Prior Period.

As of December 31, 2024, we were in a net deferred tax asset position and anticipate being in a net deferred tax asset position as of December 31, 2025. Based on all available positive and negative evidence, including projections of future taxable income, we believe it is more likely than not that some of our deferred tax assets will not be realized. As such, a partial valuation allowance was recorded against our net deferred tax asset position for federal and state purposes as of September 30, 2025 and December 31, 2024.
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
On July 4, 2025, the current Presidential Administration signed into law the One Big Beautiful Bill Act (the “OBBBA”). This bill restores 100% bonus depreciation for property acquired and placed into service after January 19, 2025, restores the immediate expensing of research expenditures, and provides for parity between the treatment of intangible drilling costs and depreciation for purposes of the CAMT. The enactment of the OBBBA did not impact beginning of the year deferred tax balances, as there was no change in the applicable tax rate. However, the OBBBA and its provisions contributed to a reduction in the Company’s expected current tax expense and is expected to have a material reduction to tax expense in future years.

EXPAND ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

9.	Equity
Dividends
The table below presents dividends during the Current Period and Prior Period:

	Base	Variable	Rate Per Share	Total
2025:
First Quarter	$0.575	$—	$0.575	$138
Second Quarter	$0.575	$—	$0.575	$138
Third Quarter	$0.575	$0.89	$1.465	$351

2024:
First Quarter	$0.575	$—	$0.575	$77
Second Quarter	$0.575	$0.14	$0.715	$95
Third Quarter	$0.575	$—	$0.575	$78

On October 28, 2025, we declared a base quarterly dividend payable of $0.575 per share, which will be paid on December 4, 2025 to stockholders of record at the close of business on November 13, 2025.
Share Repurchases
On October 22, 2024, our Board of Directors authorized repurchases of up to $1.0 billion, in aggregate, of the Company’s common stock and/or warrants under a share repurchase program. During the Current Period, we repurchased 0.9 million shares for an aggregate price of $100 million. The shares of common stock repurchased during the Current Period were retired and recorded as a reduction to common stock and retained earnings.

Warrants

	Class A Warrants	Class B Warrants	Class C Warrants(a)
Outstanding as of December 31, 2024	1,254,479	3,073,194	4,383,634
Converted into common stock(b)	(1,186,019)	(2,823,724)	(1,600,930)
Outstanding as of March 31, 2025	68,460	249,470	2,782,704
Converted into common stock(b)	(154)	(136,285)	(645,600)
Outstanding as of June 30, 2025	68,306	113,185	2,137,104
Converted into common stock(b)	(188)	(3,700)	(764,881)
Outstanding as of September 30, 2025	68,118	109,485	1,372,223
_________________________________________
(a)As of September 30, 2025, we had 582,109 of reserved Class C Warrants.
(b)During the Current Period, we issued 6,741,115 shares of common stock as a result of Warrant exercises.

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

	Unvested Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
	(in thousands)
Unvested as of December 31, 2024	957	$81.99
Granted	556	$103.35
Vested	(460)	$78.46
Forfeited	(34)	$98.78
Unvested as of September 30, 2025	1,019	$94.69
The aggregate intrinsic value of RSUs that vested during the Current Period was approximately $52 million based on the stock price at the time of vesting.
As of September 30, 2025, there was approximately $68 million of total unrecognized compensation expense related to unvested RSUs. The expense is expected to be recognized over a weighted average period of approximately 2.11 years.
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

EXPAND ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
A summary of the changes in unvested PSUs is presented below:

	Unvested Performance Share Units	Weighted Average Grant Date Fair Value Per Share
	(in thousands)
Unvested as of December 31, 2024	376	$94.67
Granted	250	$125.64
Vested	(130)	$108.88
Forfeited	(29)	$113.57
Unvested as of September 30, 2025	467	$106.10
The aggregate intrinsic value of PSUs that vested during the Current Period was approximately $21 million based on the stock price at the time of vesting.
As of September 30, 2025, there was approximately $31 million of total unrecognized compensation expense related to unvested PSUs. The expense is expected to be recognized over a weighted average period of approximately 2.23 years.

RSU and PSU Compensation.
We recognized the following compensation costs, net of actual forfeitures, related to RSUs and PSUs for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
General and administrative expenses	$10	$8	$28	$25
Natural gas and oil properties	2	2	6	6
Production expense	2	1	4	3
Separation and other termination costs	2	—	2	9
Marketing expense	—	—	2	—
Other operating expense, net	1	—	4	—
Total RSU and PSU compensation	$17	$11	$46	$43
Related income tax benefit	$4	$1	$12	$10

11.	Derivative and Hedging Activities
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

The estimated fair values of our natural gas, oil and NGL derivative instrument assets (liabilities) as of September 30, 2025 and December 31, 2024 are provided below:

EXPAND ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	September 30, 2025		December 31, 2024
	Notional Volume	Fair Value	Notional Volume	Fair Value
Natural gas (Bcf):
Fixed-price swaps	471	$40	369	$(28)
Collars	1,239	133	1,098	(27)
Three-way collars	41	20	161	60
Call options (purchased)	18	—	73	1
Call options (sold)	110	(5)	219	(16)
Basis protection swaps	410	(62)	279	(39)
Total natural gas	2,289	126	2,199	(49)
Oil (MMBbls):
Three-way collars	1	$3	2	$4
Total oil	1	3	2	4
NGLs (MMBbls):
Fixed-price swaps	2	$(1)	7	$(9)
Total NGL	2	(1)	7	(9)
Total estimated fair value		$128		$(54)

The following table presents the fair value and location of each classification of derivative instrument included in the condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024 on a gross basis and after same-counterparty netting:

	Gross Fair Value(a)	Amounts Netted in the Condensed Consolidated Balance Sheets	Net Fair Value Presented in the Condensed Consolidated Balance Sheets
As of September 30, 2025
Commodity Contracts:
Short-term derivative asset	$258	$(101)	$157
Long-term derivative asset	31	(21)	10
Short-term derivative liability	(113)	101	(12)
Long-term derivative liability	(48)	21	(27)
Total derivatives	$128	$—	$128

As of December 31, 2024
Commodity Contracts:
Short-term derivative asset	$191	$(107)	$84
Long-term derivative asset	6	(5)	1
Short-term derivative liability	(178)	107	(71)
Long-term derivative liability	(73)	5	(68)
Total derivatives	$(54)	$—	$(54)
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
Credit Risk Considerations
Our derivative instruments expose us to our counterparties’ credit risk. To mitigate this risk, we only enter into commodity contracts derivatives with counterparties that are highly rated or deemed by us to have acceptable credit strength and deemed by management to be competent and competitive market-makers, and we attempt to limit our exposure to non-performance by any single counterparty. As of September 30, 2025, our commodity contracts derivative instruments were spread among 20 counterparties.
Hedging Arrangements
Certain of our hedging arrangements are with counterparties that are also Lenders (or affiliates of Lenders) under our 2025 Credit Facility. We do not expect to post cash or letters of credit to secure our obligations under these hedging arrangements while we have our investment grade ratings. The obligations under these contracts must be secured by cash or letters of credit to the extent that any mark-to-market amounts exceed defined thresholds. As of September 30, 2025, we did not have any cash or letters of credit posted as collateral for our commodity derivatives.

12.	Investments
Momentum Sustainable Ventures LLC. During the fourth quarter of 2022, the Company entered into an agreement with Momentum Sustainable Ventures LLC to build a new natural gas gathering pipeline and carbon capture project, which will gather and treat natural gas produced in the Haynesville Shale for delivery to Gulf Coast markets, including LNG export, the New Generation Gas Gathering pipeline (the “NG3 pipeline”). The NG3 pipeline is expected to have an initial capacity of 1.7 Bcf/d expandable to 2.2 Bcf/d. The carbon capture portion of the project anticipates capturing approximately 1.0 million tons per annum of CO2 and delivering the CO2 to ExxonMobil Low Carbon Solutions Onshore Storage, LLC for additional transportation and storage. We have a 35% interest in the joint venture entity. We have accounted for this investment as an equity method investment, and its carrying value, which is reflected within other long-term assets on the condensed consolidated balance sheets, was $317 million and $307 million as of September 30, 2025 and December 31, 2024, respectively. As of September 30, 2025, the carrying value of our investment included approximately $29 million of capitalized interest related to the project. On October 1, 2025, the NG3 pipeline was placed in service and began gathering operations.

EXPAND ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

13.	Supplemental Cash Flow Information
Supplemental disclosures to the condensed consolidated statements of cash flows are presented below.

	Nine Months Ended September 30,
	2025	2024
Changes in assets and liabilities
Accounts receivable	$224	$326
Accounts payable	(21)	(127)
Other current assets	(49)	13
Other current liabilities	(12)	(182)
Total	$142	$30

Supplemental cash flow information:
Interest paid, net of capitalized interest	$215	$64
Income taxes paid (refunds received), net	$67	$(2)

Supplemental disclosure of significant non-cash investing and financing activities:
Change in accrued drilling and completion costs	$141	$(72)
Operating lease obligations recognized	$33	$—

14.	Segment Information
Operating segments are defined as components of an enterprise that engage in activities from which it may earn revenues and incur expenses for which separate operational financial information is available and is regularly evaluated by the CODM, who is our Chief Executive Officer (“CEO”), for the purpose of allocating an enterprise’s resources and assessing its operating performance. Our revenues are derived from the production, marketing and sale of natural gas, oil and NGL. Additional information on our revenues, including the disaggregation of our revenues, is found in Note 7. As of September 30, 2025, we considered each of our operating areas as operating segments, however, we have aggregated those operating segments into one reportable segment due to the similar nature of the exploration and production business across Expand Energy and its consolidated subsidiaries and the fact that our marketing activities are ancillary to our operations.
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

EXPAND ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The measure of segment assets is total assets as reported on our condensed consolidated balance sheets, and as of September 30, 2025 and as of December 31, 2024 our total assets were $27,606 million and $27,894 million, respectively. Additionally, in analyzing company performance, our CEO reviews capital expenditures. During the Current Quarter and Prior Quarter, our capital expenditures were $735 million and $289 million, respectively. During the Current Period and Prior Period, our capital expenditures were $2,124 million and $936 million, respectively. During the Current Quarter and Current Period we did not make any contributions to equity method investments and during the Prior Quarter and Prior Period, we contributed $21 million and $58 million to equity method investments, respectively, which primarily consisted of our investment with Momentum Sustainable Ventures LLC. Additional discussion around our investment with Momentum Sustainable Ventures LLC is in Note 12. Our interest revenue during the Current Quarter and Prior Quarter was $6 million and $13 million, respectively. Our interest revenue during the Current Period and Prior Period was $13 million and $41 million, respectively.

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
Credit Facility
On September 30, 2025, the Company entered into an Amended and Restated Credit Agreement that, among other things, extended the 2025 Credit Facility’s maturity date from December 2027 to September 2030, with two one-year extension options available, each subject to the Lenders’ consent, increased the aggregate commitments under the 2025 Credit Facility from $2.5 billion to $3.5 billion with incremental capacity for additional commitments in an amount up to $1.0 billion, subject to the receipt of commitments thereto and certain customary conditions. The Credit Agreement also increased the sublimit available for the issuance of letters of credit from $500 million to $1.0 billion and increased the sublimit available for swingline loans from $50 million to $100 million. See Note 4 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion.
Senior Notes Repayment
In January 2025, the $389 million aggregate principal of the 2025 Notes was repaid and terminated with cash on hand and borrowings on the Prior Credit Facility. Additionally, in March 2025, we redeemed the remaining $47 million aggregate principal of the 2026 Notes with cash on hand. During the Current Period, we redeemed approximately $103 million of our 6.750% Senior Notes due 2029, approximately $60 million of our 5.875% Senior Notes due 2029 and approximately $62 million of our 5.375% Senior Notes due 2029 through open market repurchases using cash on hand. See Note 4 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion.
Repurchase Program and Enhanced Returns Framework
In October 2024, our Board of Directors authorized the Company to repurchase up to $1.0 billion, in aggregate, of the Company’s common stock and/or warrants. Additionally, we announced our enhanced capital returns framework which is designed to more effectively return cash to shareholders and reduce net debt. Our enhanced capital returns framework prioritizes paying the base dividend of $2.30 per share and $1.0 billion of annual net debt reduction in 2025, with 75% of any remaining free cash flow distributed, as market conditions warrant, through share repurchases and additional dividend payments. During the Current Period, we repurchased 0.9 million shares for an aggregate price of $100 million.

Economic and Market Conditions
Geopolitical risk and policy uncertainty continue to drive volatility in natural gas, oil and NGL prices, while macroeconomic headwinds in key consuming countries could impact global growth prospects, potentially affecting supply and demand for energy commodities. Domestically, the natural gas market balance continued to loosen modestly during the third quarter as robust production, reduced demand, and seasonal consumption patterns offset increasing structural demand gains from LNG and industrials, putting downward pressure on near-term pricing. Our future estimated cash flow is partially protected from commodity price volatility due to our current hedge positions that provide a floor price on approximately half of our projected gas volumes through the end of 2026 with significant upside participation via costless collars. For the foreseeable future, we believe our operational flexibility, cost structure and liquidity position will enable us to successfully navigate continued price volatility.

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

Liquidity and Capital Resources
Liquidity Overview
Our primary sources of capital resources and liquidity are internally generated cash flows from operations and borrowings under our 2025 Credit Facility, and our primary uses of cash are for the development of our natural gas and oil properties, acquisitions of additional natural gas and oil properties, repayments of debt and return of value to stockholders through dividends and equity repurchases. We believe our cash flow from operations, cash on hand and unused borrowing capacity under the 2025 Credit Facility, as discussed below, will provide sufficient liquidity during the next 12 months and the foreseeable future. As of September 30, 2025, we had $4.1 billion of liquidity available, including $0.6 billion of cash on hand and $3.5 billion of aggregate unused borrowing capacity available under the 2025 Credit Facility. As of September 30, 2025, we had no outstanding borrowings under our 2025 Credit Facility.
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
Dividends
On October 28, 2025, we declared a base quarterly dividend payable of $0.575 per share, which will be paid on December 4, 2025 to stockholders of record at the close of business on November 13, 2025.
The declaration and payment of any future dividend, whether fixed or variable, will remain at the full discretion of the Board and will depend on the Company’s financial results, cash requirements, future prospects and other relevant factors. The Company’s ability to pay dividends to its stockholders is restricted by (i) Oklahoma corporate law, (ii) its Certificate of Incorporation, (iii) the terms and provisions of the Credit Agreement governing the 2025 Credit Facility and (iv) the terms and provisions of the indentures governing its 5.875% Senior Notes due 2029, 6.750% Senior Notes due 2029 and 5.70% Senior Notes due 2035 as well as the senior notes assumed from Southwestern, including the 5.375% Senior Notes due 2029, 5.375% Senior Notes due 2030 and 4.750% Senior Notes due 2032.

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

Contractual Obligations and Off-Balance Sheet Arrangements
As of September 30, 2025, our material contractual obligations include repayment of senior notes, derivative obligations, asset retirement obligations, lease obligations, undrawn letters of credit and various other commitments we enter into in the ordinary course of business that could result in future cash obligations. In addition, we have contractual commitments with midstream companies and pipeline carriers for future gathering, processing and transportation of natural gas to move certain of our production to market. The estimated gross undiscounted future commitments under these agreements were approximately $9.8 billion as of September 30, 2025. As discussed above, we believe our existing sources of liquidity will be sufficient to fund our near and long-term contractual obligations. See Notes 4, 5 and 11 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion.

Credit Facility
On September 30, 2025, we entered into the Amended and Restated Credit Agreement, maturing in September 2030. The 2025 Credit Facility provides for aggregate commitments of $3.5 billion, with a $1.0 billion sublimit available for the issuance of letters of credit and a $100 million sublimit available for swingline loans. Borrowings under the Credit Agreement may be alternate base rate loans or term SOFR loans, at the Company’s election. As of September 30, 2025, we had approximately $3.5 billion available for borrowings under the 2025 Credit Facility.

See Note 4 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion.

Capital Expenditures
For the year ending December 31, 2025, we currently expect to complete and turn in line 250 to 280 gross wells utilizing approximately 11 to 13 rigs and plan to invest between approximately $2.8 – $2.9 billion in capital expenditures. We currently plan to fund our 2025 capital program through cash on hand, expected cash flow from our operations and borrowings under our 2025 Credit Facility. We may alter or change our plans with respect to our capital program and expected capital expenditures based on developments in our business, our financial position, our industry or any of the markets in which we operate.

Sources and (Uses) of Cash and Cash Equivalents
The following table presents the sources and uses of our cash and cash equivalents for the periods presented:

	Nine Months Ended September 30,
	2025	2024
Cash provided by operating activities	$3,619	$1,183
Proceeds from divestitures of property and equipment	19	17
Receipts of deferred consideration	116	116
Proceeds from warrant exercise	22	1
Capital expenditures	(1,995)	(1,021)
Property acquisitions	(69)	—
Contributions to investments	(14)	(71)
Cash paid to purchase debt	(663)	—
Cash paid to repurchase and retire common stock	(100)	—
Cash paid for common stock dividends	(628)	(254)
Debt issuance and other financing costs	(11)	(4)
Net increase (decrease) in cash, cash equivalents and restricted cash	$296	$(33)
Cash Flow from Operating Activities
Cash provided by operating activities was $3,619 million and $1,183 million during the Current Period and Prior Period, respectively. The increase during the Current Period is primarily due to increased sales volumes, including those related to the Southwestern Merger, as well as higher prices for the natural gas, oil and NGL we sold. Cash flows from operations are largely affected by the same factors that affect our net income (loss), excluding various non-cash items, such as depreciation, depletion and amortization, certain impairments, gains or losses on sales of assets, deferred income taxes and mark-to-market changes in our open derivative instruments. See further discussion below under Results of Operations.
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
Property Acquisitions
Property acquisitions during the Current Period primarily relate to undeveloped leasehold acquired in Southwest Appalachia.

Contributions to Investments
During the Current Period, contributions to investments primarily related to capitalized interest on our investment with Momentum Sustainable Ventures LLC. During the Prior Period, contributions to investments primarily consisted of contributions to our investment with Momentum Sustainable Ventures LLC to build a new natural gas gathering pipeline and carbon capture project, the NG3 pipeline. On October 1, 2025, the NG3 pipeline was placed in service and began gathering operations. See Note 12 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion.

Cash Paid to Purchase Debt

During the Current Period, the $389 million aggregate principal of the 2025 Notes was repaid and terminated upon maturity with cash on hand and borrowings under the Prior Credit Facility, of which the Prior Credit Facility borrowings were subsequently repaid. Additionally, we redeemed the remaining $47 million aggregate principal of the 2026 Notes using cash on hand. During the Current Period, we also redeemed approximately $103 million of our 6.750% Senior Notes due 2029, approximately $60 million of our 5.875% Senior Notes due 2029 and approximately $62 million of our 5.375% Senior Notes due 2029 through open market repurchases using cash on hand. See Note 4 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion.
Cash Paid to Repurchase and Retire Common Stock
On October 22, 2024, our Board of Directors authorized repurchases of up to $1.0 billion, in aggregate, of the Company’s common stock and/or warrants under a share repurchase program. During the Current Period, we repurchased 0.9 million shares for an aggregate price of $100 million. The shares of common stock repurchased during the Current Period were retired and recorded as a reduction to common stock and retained earnings. See Note 9 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion.
Cash Paid for Common Stock Dividends
As part of our dividend program, we paid common stock dividends of $628 million and $254 million during the Current Period and Prior Period, respectively. See Note 9 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion.

Results of Operations
The results of operations discussed below include amounts pertaining to Southwestern after the merger closed on October 1, 2024.
Natural Gas, Oil and NGL Production and Average Sales Prices

	Three Months Ended September 30, 2025
	Natural Gas		Oil		NGL		Total
	MMcf per day	$/Mcf	MBbl per day	$/Bbl	MBbl per day	$/Bbl	MMcfe per day	$/Mcfe
Haynesville	3,206	2.80	—	—	—	—	3,206	2.80
Northeast Appalachia	2,556	2.29	—	—	—	—	2,556	2.29
Southwest Appalachia	959	2.64	17	53.50	85	21.40	1,571	3.36
Total	6,721	2.58	17	53.50	85	21.40	7,333	2.74

Average NYMEX Price		3.07		64.93
Average Realized Price (including realized derivatives)		2.81		54.66		21.62		2.95

	Three Months Ended September 30, 2024
	Natural Gas		Oil		NGL		Total
	MMcf per day	$/Mcf	MBbl per day	$/Bbl	MBbl per day	$/Bbl	MMcfe per day	$/Mcfe
Haynesville	1,116	1.88	—	—	—	—	1,116	1.88
Northeast Appalachia	1,531	1.51	—	—	—	—	1,531	1.51
Total	2,647	1.67	—	—	—	—	2,647	1.67

Average NYMEX Price		2.16		—
Average Realized Price (including realized derivatives)		2.51		—		—		2.51

	Nine Months Ended September 30, 2025
	Natural Gas		Oil		NGL		Total
	MMcf per day	$/Mcf	MBbl per day	$/Bbl	MBbl per day	$/Bbl	MMcfe per day	$/Mcfe
Haynesville	2,935	3.11	—	—	—	—	2,935	3.11
Northeast Appalachia	2,628	2.90	—	—	—	—	2,628	2.90
Southwest Appalachia	961	3.04	16	56.59	81	24.81	1,546	3.79
Total	6,524	3.01	16	56.59	81	24.81	7,109	3.18

Average NYMEX Price		3.39		66.70
Average Realized Price (including realized derivatives)		3.09		57.63		24.48		3.25

	Nine Months Ended September 30, 2024
	Natural Gas		Oil		NGL		Total
	MMcf per day	$/Mcf	MBbl per day	$/Bbl	MBbl per day	$/Bbl	MMcfe per day	$/Mcfe
Haynesville	1,261	1.88	—	—	—	—	1,261	1.88
Northeast Appalachia	1,601	1.65	—	—	—	—	1,601	1.65
Total	2,862	1.75	—	—	—	—	2,862	1.75

Average NYMEX Price		2.10		—
Average Realized Price (including realized derivatives)		2.64		—		—		2.64
Natural Gas, Oil and NGL Sales

	Three Months Ended September 30, 2025
	Natural Gas	Oil	NGL	Total
Haynesville	$826	$—	$—	$826
Northeast Appalachia	538	—	—	538
Southwest Appalachia	233	86	167	486
Total natural gas, oil and NGL sales	$1,597	$86	$167	$1,850

	Three Months Ended September 30, 2024
	Natural Gas	Oil	NGL	Total
Haynesville	$194	$—	$—	$194
Northeast Appalachia	213	—	—	213
Total natural gas, oil and NGL sales	$407	$—	$—	$407

	Nine Months Ended September 30, 2025
	Natural Gas	Oil	NGL	Total
Haynesville	$2,492	$—	$—	$2,492
Northeast Appalachia	2,081	—	—	2,081
Southwest Appalachia	798	250	550	1,598
Natural gas, oil and NGL revenue	$5,371	$250	$550	$6,171

	Nine Months Ended September 30, 2024
	Natural Gas	Oil	NGL	Total
Haynesville	$652	$—	$—	$652
Northeast Appalachia	722	—	—	722
Natural gas, oil and NGL revenue	$1,374	$—	$—	$1,374
Natural gas, oil and NGL sales during the Current Quarter increased $1,443 million compared to the Prior Quarter. Increased volumes across all of our operating areas, which were primarily driven by the Southwestern Merger, resulted in a $1,200 million increase during the Current Quarter. Additionally, higher average prices, which were consistent with the upward trend in index prices for all products, drove a $243 million increase.
Natural gas, oil and NGL sales during the Current Period increased $4,797 million compared to the Prior Period. Increased volumes across all of our operating areas, which were primarily driven by the Southwestern Merger, resulted in a $3,718 million increase during the Current Period. Additionally, higher average prices, which were consistent with the upward trend in index prices for all products, drove a $1,079 million increase.

Production Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
		$/Mcfe		$/Mcfe		$/Mcfe		$/Mcfe
Haynesville	$79	0.27	$32	0.32	$216	0.27	$100	0.29
Northeast Appalachia	43	0.18	18	0.13	118	0.16	58	0.13
Southwest Appalachia	47	0.32	—	—	133	0.31	—	—
Total production expenses	$169	0.25	$50	0.21	$467	0.24	$158	0.20
Production expenses during the Current Quarter and Current Period increased $119 million and $309 million compared to the Prior Quarter and Prior Period, respectively. The increases were primarily related to the Southwestern Merger and increased volumes across all of our operating areas.
Gathering, Processing and Transportation Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
		$/Mcfe		$/Mcfe		$/Mcfe		$/Mcfe
Haynesville	$211	0.72	$49	0.48	$568	0.71	$165	0.48
Northeast Appalachia	201	0.85	103	0.73	630	0.88	314	0.72
Southwest Appalachia	196	1.36	—	—	536	1.27	—	—
Total GP&T	$608	0.90	$152	0.62	$1,734	0.89	$479	0.61
Gathering, processing and transportation expenses during the Current Quarter and Current Period increased $456 million and $1,255 million compared to the Prior Quarter and Prior Period, respectively. These increases were primarily related to increased volumes and rates across all of our operating areas due to the Southwestern Merger.

Severance and Ad Valorem Taxes

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
		$/Mcfe		$/Mcfe		$/Mcfe		$/Mcfe
Haynesville	$18	0.06	$8	0.07	$49	0.06	$48	0.14
Northeast Appalachia	8	0.03	3	0.02	24	0.03	10	0.02
Southwest Appalachia	22	0.15	—	—	72	0.17	—	—
Total severance and ad valorem taxes	$48	0.07	$11	0.04	$145	0.07	$58	0.07
Severance and ad valorem taxes during the Current Quarter increased $37 million compared to the Prior Quarter. The increase was primarily related to the Southwestern Merger, which impacted each of our operating areas.
Severance and ad valorem taxes during the Current Period increased $87 million compared to the Prior Period. The increase was primarily related to a $97 million increase due to the Southwestern Merger, which impacted each of our operating areas. The increase due to the Southwestern Merger was partially offset by a decrease in Haynesville statutory severance tax rates, which resulted in a per unit decrease.

Natural Gas, Oil and NGL Derivatives

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Natural gas derivatives - realized gains	$138	$206	$135	$696
Natural gas derivatives - unrealized gains (losses)	312	(145)	175	(495)
Total gains on natural gas derivatives	$450	$61	$310	$201

Oil derivatives - realized gains	$2	$—	$4	$—
Oil derivatives - unrealized losses	(2)	—	(1)	—
Total gains on oil derivatives	$—	$—	$3	$—

NGL derivatives - realized gains (losses)	$2	$—	$(7)	$—
NGL derivatives - unrealized gains (losses)	(1)	—	8	—
Total gains on NGL derivatives	$1	$—	$1	$—

Contingent consideration unrealized gains (losses)	$—	$(15)	$—	$6
Total gains on natural gas, oil and NGL derivatives	$451	$46	$314	$207
See Note 11 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for a discussion of our derivative activity.

General and Administrative Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total G&A, net	$45	$39	$132	$133
G&A, net per Mcfe	$0.07	$0.16	$0.07	$0.17
Total general and administrative expenses, net during the Current Quarter increased compared to the Prior Quarter due to the increase in employee compensation and benefits as a result of the Southwestern Merger, which was partially offset by increases in allocations and reimbursements due to increased drilling and production activity. Total general and administrative expenses, net during the Current Period decreased compared to the Prior Period as the increase in employee compensation and benefits, as a result of the Southwestern Merger, was offset by a corresponding increase in allocations and reimbursements due to increased drilling and production activity.
The per unit decreases in total general and administrative expenses, net during the Current Quarter and Current Period are due to increased production volumes as a result of the Southwestern Merger.
Separation and Other Termination Costs
During the Current Period and Prior Period, we recognized $5 million and $23 million, respectively, of separation and other termination costs related to one-time termination benefits for certain employees.
Depreciation, Depletion and Amortization

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
DD&A	$741	$335	$2,221	$1,082
DD&A per Mcfe	$1.10	$1.38	$1.14	$1.38
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

Other Operating Expense (Income), Net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Other operating expense (income), net	$(37)	$22	$23	$55
During the Current Quarter, other operating expense (income), net included favorable legal settlements of approximately $40 million. During the Prior Quarter, we recognized approximately $17 million of costs related to the Southwestern Merger, which included legal fees, consulting fees and financial advisory fees.
During the Current Period and Prior Period, we recognized approximately $53 million and $43 million, respectively, of costs related to the Southwestern Merger, which included employee expenses, legal fees, consulting fees and financial advisory fees. Additionally, during the Current Period, other operating expense (income), net included favorable legal settlements of approximately $40 million.
Interest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest expense on debt	$72	$34	$223	$98
Amortization of premium, discount, issuance costs and other	2	(3)	4	(8)
Capitalized interest	(17)	(11)	(51)	(31)
Total interest expense	$57	$20	$176	$59
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

Income Taxes
The projected full year current and deferred taxes are allocated to the Current Period based on the proportion of year-to-date pre-tax book income to the projected full year pre-tax book income. As a result, an income tax expense of $329 million was recorded for the Current Period. Of this amount, $9 million was related to current taxes and $320 million was related to deferred taxes. An income tax benefit of $105 million was recorded for the Prior Period. That amount was entirely related to projections of deferred federal and state income taxes. Our effective income tax rate was 20.6% and 25.0% during the Current Period and the Prior Period, respectively. Our effective tax rate can fluctuate due to the impact of discrete items, state income taxes and permanent differences. The OBBBA and its provisions contributed to a reduction in the Company’s expected current tax expense and is expected to have a material reduction to tax expense in future years. See Note 8 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for a discussion of income taxes.

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
Our natural gas, oil and NGL revenues during the Current Period, excluding any effect of our derivative instruments, were $5,371 million, $250 million and $550 million, respectively. Based on production, natural gas, oil and NGL revenue for the Current Period would have increased or decreased by approximately $537 million, $25 million and $55 million, respectively, for each 10% increase or decrease in prices. As of September 30, 2025, the fair value of natural gas and oil derivatives were net assets of $126 million and $3 million, respectively, and our NGL derivatives was a net nominal liability. A 10% fluctuation in forward natural gas prices would impact the valuation of natural gas derivatives by approximately $450 million. A 10% fluctuation in forward oil prices would impact the valuation of oil derivatives by approximately $1 million. A 10% fluctuation in forward NGL prices would impact the valuation of NGL derivatives by approximately $4 million. This fair value change assumes volatility based on prevailing market parameters at September 30, 2025. See Note 11 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further information on our open derivative positions.
Interest Rate Risk
Our exposure to interest rate changes relates primarily to borrowings under our 2025 Credit Facility. Interest is payable on borrowings under the 2025 Credit Facility based on floating rates. See Note 4 of the notes to our condensed consolidated financial statements included in Item 1 of Part 1 of this report for additional information. As of September 30, 2025, we did not have any outstanding borrowings under our 2025 Credit Facility.

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
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded as of September 30, 2025 that our disclosure controls and procedures were effective.
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
Repurchases of Equity Securities
On October 22, 2024, our Board of Directors authorized repurchases of up to $1.0 billion, in aggregate, of the Company’s common stock and/or warrants under a share repurchase program. The repurchase authorization permits repurchases on a discretionary basis subject to market conditions, obtaining required internal approvals, applicable legal requirements, available liquidity, compliance with the Company’s debt agreements and other appropriate factors. We did not repurchase any shares of our common stock during the quarter ended September 30, 2025. The approximate dollar value of shares that may yet be purchased under the share repurchase program is $900 million.

ITEM 3.	Defaults Upon Senior Securities
None.

ITEM 4.	Mine Safety Disclosures
The information concerning mine safety violations and other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95.1 to this Form 10-Q.

ITEM 5.	Other Information
During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6.	Exhibits
The exhibits listed below in the Index of Exhibits are filed, furnished or incorporated by reference pursuant to the requirements of Item 601 of Regulation S-K.
INDEX OF EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed or Furnished Herewith
2.1	Fifth Amended Joint Plan of Reorganization of Chesapeake Energy Corporation and its Debtor Affiliates Pursuant to Chapter 11 of the Bankruptcy Code (Exhibit A of the Confirmation Order).	8-K	001-13726	2.1	1/19/2021

2.2*	Agreement and Plan of Merger, dated as of January 10, 2024, among Chesapeake Energy Corporation, Hulk Merger Sub, Inc., Hulk LLC Sub, LLC, and Southwestern Energy Company.	8-K	001-13726	2.1	1/11/2024

3.1	Third Amended and Restated Certificate of Incorporation of Expand Energy Corporation.	8-K	001-13726	3.1	10/1/2024

3.2	Third Amended and Restated Bylaws of Expand Energy Corporation.	8-K	001-13726	3.2	10/1/2024

10.1*	Amended and Restated Credit Agreement, dated as of September 30, 2025, among Expand Energy Corporation, the financial institutions from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	001-13726	10.1	9/30/2025

31.1	Domenic J. Dell’Osso, Jr., President and Chief Executive Officer, Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Brittany Raiford, Vice President, Interim Chief Financial Officer and Treasurer, Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1**	Domenic J. Dell’Osso Jr., President and Chief Executive Officer, Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2**	Brittany Raiford, Vice President, Interim Chief Financial Officer and Treasurer, Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

95.1	Mine Safety Disclosure.					X

101 INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101 SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101 LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed or Furnished Herewith
101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					X

*	Annexes, schedules and certain exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted annexes, schedules and exhibits upon request by the SEC.
**	Furnished herewith.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXPAND ENERGY CORPORATION

Date: October 28, 2025	By:	/s/ DOMENIC J. DELL’OSSO, JR.
Domenic J. Dell’Osso, Jr. President and Chief Executive Officer

Date: October 28, 2025	By:	/s/ BRITTANY RAIFORD
Brittany Raiford Vice President, Interim Chief Financial Officer and Treasurer