Form 10-K
period 2025-12-31
EXPAND ENERGY Corp
filed 2026-02-18
CIK 895126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐
The aggregate market value of our common stock held by non-affiliates on June 30, 2025 was approximately $19.6 billion. As of February 11, 2026, there were 240,398,260 shares of our common stock outstanding.
__________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
“BLM” means the Bureau of Land Management.
“Chapter 11 Cases” refers to the voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code filed in the Bankruptcy Court by the Debtors.
“Chesapeake” means Chesapeake Energy Corporation, prior to the Southwestern Merger.
“Class A Warrants” means warrants to purchase 10 percent of the common stock (after giving effect to the Rights Offering, but subject to dilution by the Management Incentive Plan, the Class B Warrants, and the Class C Warrants), at an initial exercise price per share of $27.63. The Class A Warrants were exercisable from the Effective Date until February 9, 2026.
“Class B Warrants” means warrants to purchase 10 percent of the common stock (after giving effect to the Rights Offering, but subject to dilution by the Management Incentive Plan and the Class C Warrants), at an initial exercise price per share of $32.13. The Class B Warrants were exercisable from the Effective Date until February 9, 2026.
“Class C Warrants” means warrants to purchase 10 percent of the common stock (after giving effect to the Rights Offering, but subject to dilution by the Management Incentive Plan), at an initial exercise price per share of $36.18. The Class C Warrants were exercisable from the Effective Date until February 9, 2026.
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

“Credit Agreement” means the Amended and Restated Credit Agreement, dated as of September 30, 2025, which provides for the 2025 Credit Facility with the lenders and issuing banks party thereto from time to time, and JPMorgan Chase Bank, N.A., as administrative agent.
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
“Present Value of Estimated Future Net Revenues” or “PV-10” (non-GAAP) means the estimated future gross revenue to be generated from the production of proved reserves, net of estimated production and future development costs, using prices calculated as the average natural gas and oil price during the preceding 12-month period prior to the end of the current reporting period, (determined as the unweighted arithmetic average of prices on the first day of each month within the 12-month period) and costs in effect at the determination date (unless such costs are subject to change pursuant to contractual provisions), without giving effect to non-property related expenses such as general and administrative expenses, debt service and future income tax expense or to depreciation, depletion and amortization, discounted using an annual discount rate of 10%.
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
“WTI” means West Texas Intermediate.
“/Bbl” means per barrel.
“/Mcf” means per Mcf.
“/Mcfe” means per Mcfe.

Forward-Looking Statements
This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements include our current expectations or forecasts of future events, including matters relating to armed conflict between Russia and Ukraine, instability in the Middle East and Venezuela and changes in China-Taiwan relations, along with the effects of the current global economic environment, and the impact of each on our business, financial condition, results of operations and cash flows, actions by, or disputes among or between, members of OPEC+ and other foreign oil-exporting countries, market factors, market prices, our ability to meet debt service requirements, our ability to continue to pay cash dividends, the amount and timing of any cash dividends and our sustainability initiatives. Forward-looking and other statements in this Form 10-K regarding our environmental, social and other sustainability plans and goals are not an indication that these statements are necessarily material to investors or required to be disclosed in our filings with the SEC. In addition, historical, current, and forward-looking environmental, social and sustainability-related statements may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. Forward-looking statements often address our expected future business, financial performance and financial condition, and often contain words such as “aim,” “predict,” “should,” "expect," “could,” “may,” "anticipate," "intend," "plan," “ability,” "believe," "seek," "see," "will," "would," “estimate,” “forecast,” "target," “guidance,” “outlook,” “opportunity” or “strategy.”
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
•the impact of inflation and commodity price volatility, including as a result of decisions made by OPEC+ and armed conflict between Russia and Ukraine, instability in the Middle East and Venezuela, and changes in China-Taiwan relations, along with the effects of the current global economic environment, on our business, financial condition, employees, contractors, vendors and the global demand for natural gas and oil and on U.S. and global financial markets;
•our inability to access the capital markets on favorable terms;
•the limitations on our financial flexibility due to our level of indebtedness and restrictive covenants from our indebtedness;
•challenges with employee recruitment and retention and an increasingly competitive labor market;
•risks related to acquisitions or dispositions, or potential acquisitions or dispositions;
•security threats, including cybersecurity threats and disruptions to our business and operations from breaches of our information technology systems, or from breaches of information technology systems of third parties with whom we transact business;
•our ability to achieve and maintain sustainability certifications, goals and commitments;
•environmental and sustainability legislation and regulatory initiatives, including those addressing the impact of climate change or further regulating hydraulic fracturing, methane emissions, flaring or water disposal;
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

Summary Risk Factors
The following is a summary description of material risks and uncertainties facing our Company.

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
•Government policies and support and market demand for low-carbon technologies.
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
•Our business strategy includes participating in the global LNG value chain, which is dependent, in part, on the growing U.S. LNG export market, a highly regulated and capital-intensive industry with a number of inherent commercial and regulatory risks. U.S. LNG exports have helped drive domestic demand for natural gas, and, as a natural gas producer, we could be materially and adversely impacted by a deterioration in the U.S. LNG export industry, which could in turn reduce demand for natural gas. In addition, we may seek to more directly participate in the LNG value chain through direct marketing arrangements with LNG export facilities and/or end users, which could expose us to additional commercial risks associated with the global LNG markets.
•The departure of key management personnel and the failure to attract and retain talent could adversely affect our operations.
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
•Increasing attention to sustainability matters and our ability to achieve and maintain sustainability certifications, goals and commitments may impact our business, financial results or stock price.
•The taxation of independent producers is subject to change, and changes in tax law could increase our cost of doing business.
•The completion of the Southwestern Merger in 2024 triggered an annual limitation on the utilization of our tax attributes, reducing our ability to offset future taxable income, which may result in an increase to income tax liabilities. In addition, trading in our common stock, additional issuance of common stock, and certain other stock transactions could lead to an additional, potentially more restrictive, annual limitation.

See Risk Factors included in Item 1A. of Part 1 of this report for further discussion of these risks.

PART I

ITEM 1.	Business
Unless the context otherwise requires, references to “Expand Energy,” the “Company,” “us,” “we,” “our” and “ours” in this report are to Expand Energy Corporation together with its subsidiaries. Our principal executive offices are located at 6100 North Western Avenue, Oklahoma City, Oklahoma 73118, and our main telephone number at that location is (405) 848-8000.

Our Business
Expand Energy is the largest independent natural gas producer in the U.S., based on net daily production, and is focused on responsibly developing an abundant supply of natural gas, oil and NGL to expand energy access for all. Our operations are located in Louisiana and Texas in the Haynesville and Bossier Shales (“Haynesville”), in Pennsylvania in the Marcellus Shale (“Northeast Appalachia”) and in West Virginia and Ohio in the Marcellus and Utica Shales (“Southwest Appalachia”) and include working interests in approximately 6,600 gross natural gas and oil wells.
On October 1, 2024, we completed the Southwestern Merger, creating a premier energy company that we believe is underpinned by a leading natural gas portfolio adjacent to the highest demand markets, premium inventory, a resilient financial foundation and an investment grade balance sheet. We believe that we are uniquely positioned to deliver affordable, lower-carbon energy to meet growing domestic and international demand while creating sustainable value for stakeholders. Since completing our merger with Southwestern, we’ve continued to focus on strengthening our balance sheet by reducing total debt by approximately $1.2 billion and upsized our 2025 Credit Facility capacity to $3.5 billion. In 2025, we joined the S&P 500 index and returned approximately $865 million to shareholders through dividends and share repurchases.

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

Business Strategy
Our strategy is to create resilient shareholder value through the responsible development of our significant resource plays while continuing to be a leading provider of natural gas to growing markets. We continue to focus on improving margins through operating efficiencies, marketing and commercial efforts and financial discipline and improving our safety and sustainability performance. To accomplish these goals, we plan to allocate our human resources and capital expenditures to projects we believe offer the highest cash return on capital invested, to deploy leading drilling and completion technology throughout our portfolio, and to take advantage of acquisition and divestiture opportunities to strengthen our portfolio. We also intend to continue to invest in projects designed to reduce the environmental impact of our production activities.

Operating Areas
We focus our acquisition, exploration, development and production efforts in the geographic operating areas described below.
Haynesville - Haynesville and Bossier Shales in Louisiana and Texas.
Northeast Appalachia - Marcellus Shale in Pennsylvania.
Southwest Appalachia - Marcellus and Utica Shales in Ohio and West Virginia.

Well Data
As of December 31, 2025, we held a working interest in approximately 6,600 (4,600 net) wells of which substantially all were classified as productive natural gas wells. During 2025, we operated 5,800 gross wells and held a non-operating working interest in 800 gross wells. We also completed 272 gross (202 net) wells as operator and participated in another 39 gross (1 net) well completed by other operators. We operate approximately 99% of our current daily production volumes. Additionally, we held an overriding or royalty interest in approximately 3,300 wells without a held working interest.

Drilling Activity
The following table sets forth the wells we completed or participated in during the periods indicated. During the years ended December 31, 2025, 2024 and 2023, we did not complete any productive or dry exploratory wells. In the table, "gross" refers to the total wells in which we had a working interest and "net" refers to gross wells multiplied by our working interest:

	2025				2024				2023
	Gross	%	Net	%	Gross	%	Net	%	Gross	%	Net	%
Development:
Productive	311	100	203	100	87	100	62	100	194	100	109	100
Dry	—	—	—	—	—	—	—	—	—	—	—	—
Total	311	100	203	100	87	100	62	100	194	100	109	100
The following table shows the wells we completed or participated in by operating area:

	2025		2024		2023
	Gross Wells	Net Wells	Gross Wells	Net Wells	Gross Wells	Net Wells
Haynesville	139	105	48	41	84	51
Northeast Appalachia	112	59	38	20	78	37
Southwest Appalachia	60	39	1	1	—	—
Eagle Ford	—	—	—	—	32	21
Total	311	203	87	62	194	109
As of December 31, 2025, we had 115 gross (88 net) wells in the process of being drilled or completed.

Production Volumes, Sales Prices, Production Expenses and Gathering, Processing and Transportation Expenses
The following tables present information regarding our net production volumes, average sales price received for our production, and production and gathering, processing and transportation expenses per Mcfe for the periods indicated for our significant fields:

	Production
	Natural Gas (Bcf)	Oil (MMBbl)	NGL (MMBbl)	Total (Bcfe)
2025
Haynesville	1,095	—	—	1,095
Northeast Appalachia	958	—	—	958
Southwest Appalachia	356	5.9	29.6	569
Total Production	2,409	5.9	29.6	2,622
2024
Haynesville	561	—	—	561
Northeast Appalachia	662	—	—	662
Southwest Appalachia	98	1.2	7.8	152
Total Production	1,321	1.2	7.8	1,375
2023
Haynesville	566	—	—	566
Northeast Appalachia	669	—	—	669
Eagle Ford	31	7.7	3.8	100
Total Production	1,266	7.7	3.8	1,335

	Average Sales Price of Production(a)				Expenses ($/Mcfe)
	Natural Gas ($/Mcf)	Oil ($/Bbl)	NGL ($/Bbl)	Total ($/Mcfe)	Production	GP&T
2025
Haynesville	$3.17	$—	$—	$3.17	$0.27	$0.73
Northeast Appalachia	$2.99	$—	$—	$2.99	$0.17	$0.87
Southwest Appalachia	$3.08	$54.47	$24.48	$3.76	$0.31	$1.30
Total	$3.08	$54.47	$24.48	$3.23	$0.24	$0.91
2024
Haynesville	$2.14	$—	$—	$2.14	$0.30	$0.58
Northeast Appalachia	$1.88	$—	$—	$1.88	$0.15	$0.77
Southwest Appalachia	$2.42	$60.41	$27.44	$3.42	$0.32	$1.33
Total	$2.03	$60.41	$27.44	$2.16	$0.23	$0.75
2023
Haynesville	$2.30	$—	$—	$2.30	$0.33	$0.46
Northeast Appalachia	$2.22	$—	$—	$2.22	$0.12	$0.65
Eagle Ford	$2.25	$77.80	$25.62	$7.64	$0.91	$1.57
Total	$2.25	$77.80	$25.62	$2.66	$0.27	$0.64
___________________________________________
(a) Excludes the effect of hedging.

Natural Gas, Oil and NGL Reserves
The tables below set forth information as of December 31, 2025, with respect to our estimated proved reserves, the associated estimated future net revenue, the present value of estimated future net revenue and the standardized measure of discounted future net cash flows. None of the estimated future net revenue, PV-10 nor the standardized measure are intended to represent the current market value of the estimated natural gas, oil and NGL reserves we own. All of our estimated reserves are located within the United States.

	December 31, 2025
	Natural Gas	Oil	NGL	Total
	(Bcf)	(MMBbl)	(MMBbl)	(Bcfe)
Proved developed	16,395	35.0	328.5	18,576
Proved undeveloped	6,180	23.8	163.4	7,304
Total proved(a)	22,575	58.8	491.9	25,880

	Proved Developed	Proved Undeveloped	Total Proved
Standardized measure(b)			$17,126
Estimated future net revenue(b)	$27,453	$9,549	$37,002
Present value of estimated future net revenue (PV-10)(b)	$15,047	$4,327	$19,374
___________________________________________
(a)    Haynesville, Northeast Appalachia and Southwest Appalachia accounted for approximately 23%, 42% and 35%, respectively, of our estimated proved reserves by volume as of December 31, 2025.
(b)    Estimated future net revenue represents the estimated future revenue to be generated from the production of proved reserves, net of estimated production and future development costs, using pricing differentials and costs under existing economic conditions as of December 31, 2025, and assuming commodity prices as set forth below. For the purpose of determining prices used in our reserve reports, we used the unweighted arithmetic average of the prices on the first day of each month within the 12-month period ended December 31, 2025. The price used in our PV-10 measure was $3.39 per Mcf of natural gas and $65.34 per Bbl of oil and NGL, before basis differential adjustments. These prices should not be interpreted as a prediction of future prices, nor do they reflect the value of our commodity derivative instruments in place as of December 31, 2025. The amounts shown do not give effect to non-property-related expenses, such as corporate general and administrative expenses and debt service, or to depreciation, depletion and amortization. The present value of estimated future net revenue typically differs from the standardized measure because the former does not include the effects of estimated future income tax expense of $2.2 billion as of December 31, 2025.
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

As of December 31, 2025, our proved reserve estimates included 7,304 Bcfe of reserves classified as proved undeveloped, compared to 3,842 Bcfe as of December 31, 2024. Presented below is a summary of changes in our proved undeveloped reserves for 2025:

Total
(Bcfe)
Proved undeveloped reserves, beginning of period	3,842
Extensions and discoveries	49
Revisions of previous estimates	4,998
Conversion to proved developed reserves	(1,585)
Purchase of reserves-in-place	—
Sales of reserves-in-place	—
Proved undeveloped reserves, end of period	7,304

As of December 31, 2025, all PUDs were planned to be developed within five years of original recording. In 2025, we invested approximately $658 million to convert 1,585 Bcfe of PUDs to proved developed reserves. We added 49 Bcfe of PUD reserves through extensions and discoveries due to new PUDs added in Southwest Appalachia. We had a net upward revision in previous estimates of 4,998 Bcfe. The net upward revision primarily consisted of 5,430 Bcfe of upward revisions due to new PUDs that had improved economics and were in areas previously classified as proved. These upward revisions were partially offset by negative revisions due to development plan changes of 146 Bcfe, and by production forecast and commercial terms updates on existing PUD locations of 286 Bcfe.
The future net revenue attributable to our estimated PUDs was $9.5 billion, and the present value was $4.3 billion as of December 31, 2025. These values were calculated assuming that we will expend approximately $4.2 billion to develop these reserves ($2,044 million in 2026, $1,379 million in 2027, $700 million in 2028, $27 million in 2029 and $13 million in 2030). The amount and timing of these expenditures will depend on a number of factors, including actual drilling results, service costs, commodity prices and the availability of capital. Our developmental drilling schedules are subject to revision and reprioritization throughout the year resulting from unknowable factors such as commodity prices, unexpected developmental drilling results, title issues and infrastructure availability or constraints.
As of December 31, 2025, approximately 648 Bcfe, or 3%, of our total proved reserves were developed and non-producing.
Our ownership interest used for calculating proved reserves and the associated estimated future net revenue assumes maximum participation by other parties to our farm-out and participation agreements.
Our estimated proved reserves and the standardized measure of discounted future net cash flows of the proved reserves as of December 31, 2025, 2024 and 2023, along with the changes in quantities and standardized measure of the reserves for each of the three years then ended, are shown in Supplemental Disclosures About Natural Gas, Oil and NGL Producing Activities included in Item 8 of Part II of this report. No estimates of proved reserves comparable to those included herein have been included in reports to any federal agency other than the SEC.
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
Reserves Estimation
We engaged Netherland, Sewell & Associates, Inc., a third-party engineering firm, to audit our total proved reserves as of December 31, 2025. A copy of the audit letter issued by the engineering firm is filed with this report as Exhibit 99.1. The qualifications of the technical persons at the firm primarily responsible for overseeing the audit of our reserve estimates are set forth below.
•Over 45 combined years of practical experience in the estimation and evaluation of reserves;
•Licensed Professional Engineer in the State of Texas and Bachelor of Science degree in Chemical Engineering;
•Licensed Professional Geoscientist in the State of Texas and Bachelor of Science and Master of Science degrees in Geology.
Our Corporate Reserves Department prepared our estimated proved reserves as of December 31, 2025 disclosed in this report. Those estimates were established utilizing standard geological and engineering technologies, which are generally accepted by the petroleum industry and were based upon the best available production, engineering and geologic data. These technologies, including computational methods, provide reasonable certainty in our reserves estimation and include technologies and inputs such as drilling results and well performance, decline curve analysis of wells in analogous reservoirs, material balance, volumetric calculation, statistical analysis, well logs, geologic maps and seismic data.
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

Acreage
The following table sets forth our gross and net developed and undeveloped natural gas and oil leasehold and fee mineral acreage as of December 31, 2025. Gross acres are the total number of acres in which we own a working interest. Net acres refer to gross acres multiplied by our fractional working interest.

	Developed Leasehold		Undeveloped Leasehold		Total
	Gross Acres	Net Acres	Gross Acres	Net Acres	Gross Acres	Net Acres
	(in thousands)
Haynesville	628	561	292	184	920	745
Northeast Appalachia	746	497	234	207	980	704
Southwest Appalachia	294	243	439	349	733	592
Other(a)	300	283	1,295	1,217	1,595	1,500
Total	1,968	1,584	2,260	1,957	4,228	3,541
___________________________________________
(a) Includes 1.2 million net acres retained in the 2016 divestiture of our Devonian Shale assets, in which we retained all rights below the base of the Kope formation.
Most of our leases have a three- to five-year primary term, and we manage lease expirations to ensure that we do not experience unintended material expirations. Our leasehold management efforts include scheduling our drilling to establish production in paying quantities in order to hold leases by production, timely exercising our contractual rights to extend the terms of undeveloped leases we value, planning non-core divestitures to high-grade our lease inventory and letting some undeveloped leases expire that are no longer part of our development plans. We do not anticipate any material lease expirations within the next three years.

Marketing
The principal function of our marketing operations is to provide natural gas, oil and NGL marketing services, including commodity price structuring, securing and negotiating of gathering, hauling, storage, processing and transportation services, contract administration and nomination services for us and other interest owners in Expand Energy-operated wells. The marketing operations also provide other services for our exploration and production activities, including services to enhance the value of natural gas and oil production by aggregating volumes sold to various intermediary markets, end markets and pipelines. This aggregation allows us to attract larger, more creditworthy customers that in turn assist in maximizing the prices received.
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
As of December 31, 2025, we had delivery commitments for gas and NGLs of approximately 7,800 Bcf and 42 MMBbls over the next 20 and 17 years, respectively. These delivery commitments vary each year. Additionally, we have delivery commitments of approximately 4 MMBbls of oil during 2026. We expect to fulfill these commitments primarily with production from our proved developed reserves.

Oilfield Services Vertical Integration
The Company also operates drilling rigs and provides certain oilfield products and services, principally serving the Company’s E&P operations through vertical integration.

Major Customers
For the year ended December 31, 2025, we had sales to one purchaser that accounted for 11% of our total revenues (before the effects of hedging). For the year ended December 31, 2024, we had no purchaser that accounted for 10% or greater of our total revenues (before the effects of hedging). For the year ended December 31, 2023, we had sales to two purchasers that accounted for approximately 17% and 10% of total revenues (before the effects of hedging). No other purchasers accounted for more than 10% of our total revenues during the years ended December 31, 2025 or 2023.

Competition
We compete with both major integrated and other independent natural gas and oil companies, as well as pipeline marketing affiliates and other marketing companies, in all aspects of our business to explore, develop and operate our properties and market our production. Some of our competitors may have larger financial and other resources than us. Competitive conditions may be affected by future legislation and regulations as the United States develops new energy and climate-related policies. In addition, some of our competitors may have a competitive advantage when responding to factors that affect demand for natural gas and oil production, such as changing prices, domestic and foreign political conditions, weather conditions, the price and availability of alternative fuels, the proximity and capacity of natural gas pipelines and other transportation facilities and overall economic conditions. We also face indirect competition from alternative energy sources, including wind, solar and electric power. We believe that our technological expertise, combined with our exploration, land, drilling and production capabilities and the experience of our management team, enables us to compete effectively.

Public Policy and Government Regulation
All of our operations are conducted onshore in the United States. Our industry is subject to a wide range of regulations, laws, rules, taxes, fees and other policy implementation actions that are under constant review for amendment or expansion. Numerous government agencies have issued extensive regulations that are binding on our industry, some of which carry substantial penalties for failure to comply. These laws and regulations increase the cost of doing business. We anticipate that compliance with existing laws and regulations governing our current operations will not have a material adverse effect on our capital expenditures, earnings or competitive position. However, additional proposals that affect the oil and gas industry are regularly considered by presidential administrations, Congress, the states, regulatory agencies and the courts, and we cannot predict when or whether any such proposals may become effective or the effect that such proposals may have on us. We actively monitor regulatory developments applicable to our industry in order to anticipate, design and implement required compliance activities and systems. The following is a summary of the existing laws, rules and regulations to which our operations are subject.
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

In November 2021, the Environmental Protection Agency (the “EPA”) proposed new regulations to establish comprehensive standards of performance and emission guidelines for methane and volatile organic compound emissions from new, modified, reconstructed and existing facilities in the oil and gas sector. The EPA issued a supplemental proposed rule in November 2022 to update, strengthen and expand its November 2021 proposed rule. The proposed rules sought to make the existing regulations in Subpart OOOOa more stringent and create a Subpart OOOOb to expand reduction requirements for new, modified, and reconstructed oil and gas sources, including standards focusing on certain source types that have never been regulated under the Clean Air Act (“CAA”) (including intermittent vent pneumatic controllers, associated gas, and liquids unloading facilities). The November 2022 supplemental proposed rule removed an emissions monitoring exemption for small wellhead-only sites and created a new third-party monitoring program to flag large emissions events, referred to in the proposed rule as “super emitters”. In addition, the proposed rules sought to establish “Emissions Guidelines,” creating a Subpart OOOOc that would require states to develop plans to reduce methane emissions from existing sources that must be at least as effective as presumptive standards set by the EPA. In December 2023, the EPA issued the final rule, later published on March 8, 2024, which imposes more stringent requirements on the natural gas and oil industry, requiring all well sites and compressor stations to be routinely monitored for leaks and eliminating or minimizing emissions from common pieces of equipment used in oil and gas operations, such as process controllers, pumps, and storage tanks. Notably, the EPA updated the applicability date for Subparts OOOOb and OOOOc to December 6, 2022, meaning that sources constructed prior to that date will be considered existing sources with later compliance dates under state plans. The March 8, 2024 final rule gave states, along with federal tribes that wish to regulate existing sources, until March 2026 to develop and submit their plans for reducing methane from existing sources. Additionally, on January 17, 2025, the Department of Transportation’s Pipeline and Hazardous Materials Safety Administration (the “PHMSA”) issued a prepublication version of a final rule that requires pipelines, underground natural gas storage facilities, and liquefied natural gas facilities to update leak detection and repair programs to require companies to use commercially available technologies to find and fix methane leaks from pipelines and other facilities. However, on January 20, 2025, the current Presidential Administration issued an Executive Order directing the heads of all federal agencies to identify and begin the process to suspend, revise, or rescind all agency actions that are unduly burdensome on the identification, development, or use of domestic energy resources. As a result, the PHMSA leak detection rule, which had not yet been published in the Federal Register, was withdrawn prior to formal publication as PHMSA currently evaluates the rule’s requirements and cost-benefit analyses to ensure alignment with the current Presidential Administration’s energy and other policies. Subsequently, in March 2025, the EPA announced its intention to reconsider the March 8, 2024 rule, including Subparts OOOOb and OOOOc, with a final rule expected in or around July 2026. Through a July 28, 2025 interim final rule, EPA extended the compliance deadlines for subparts OOOOb and OOOOc, later finalized on December 3, 2025. The December 2025 rule also gives states, along with federal tribes that wish to regulate existing sources, until January 2027 to develop and submit their plans for reducing methane emissions from existing sources. The final rule is subject to ongoing litigation but remains in effect. A broader reconsideration and potential full revision of the OOOOb and OOOOc rules was initially anticipated to be issued by EPA by September 2025 based on its Spring 2025 agenda, subject to delays. Consequently, the future implementation and enforcement of these rules remain uncertain at this time. These rules and policy priorities could have a material adverse effect on our financial position, results of operations and cash flows.

The Inflation Reduction Act (“IRA”), signed into law in August 2022, provides significant funding and incentives for research, development and implementation of low-carbon energy production methods, carbon capture, and other programs directed at addressing climate change. The IRA also includes a Methane Emissions Reduction Program that amends the CAA to require the EPA to impose a Waste Emissions Charge (“WEC”) on methane emissions from certain natural gas and oil sources that are already required to report under EPA’s Greenhouse Gas Reporting Program. In May 2024, the EPA finalized revisions to the Greenhouse Gas Reporting Program for petroleum and natural gas facilities. Among other things, the final rule expanded the emissions events that are subject to reporting requirements to include "other large release events" and applied reporting requirements to certain new sources and sectors. The emissions reported under the Greenhouse Gas Reporting Program were to be the basis for any payments under the Methane Emissions Reduction Program in the IRA. Petitions for reconsideration to the EPA are pending and litigation in the D.C. Circuit Court of Appeals has commenced. However, in January 2025, the current Presidential Administration issued an Executive Order directing the heads of all federal agencies to identify and begin the processes to suspend, revise, or rescind all agency actions that are unduly burdensome on the identification, development, or use of domestic energy resources. In addition, in March 2025, the current Presidential Administration signed Congress’ Joint Resolution of Disapproval of the WEC, and in May 2025, EPA issued a final rule to remove the WEC regulations from the Code of Federal Regulations. In July 2025, the One Big Beautiful Bill Act delayed the effective date of the WEC until 2034. To the extent the WEC rule is again promulgated and implemented, the emissions fee and funding provisions of the law could increase operating costs within the oil and gas industry and accelerate the transition away from fossil fuels, which could in turn adversely affect our business and results of operations. In addition, in September 2025, EPA proposed to permanently remove program obligations from the Greenhouse Gas Reporting Program for most source categories and suspend program obligations for some sources subject to subpart W (which applies to emission sources in certain segments of the petroleum and natural gas industry) until 2034. Under the proposed rule, facilities in the natural gas distribution segment of subpart W would no longer report to EPA after reporting year 2024. Future implementation and enforcement of these rules remains uncertain at this time.

In January 2024, the previous Presidential Administration announced a temporary pause on pending decisions on exports of LNG to non-free trade agreement countries until the Department of Energy (“DOE”) can update the underlying analyses for authorizations, including an assessment of the impact of greenhouse gas (“GHG”) emissions. However, in January 2025, the current Presidential Administration issued an executive order directing the DOE to restart reviews of applications for approvals of LNG export projects as expeditiously as possible. Accordingly, the regulatory landscape governing the LNG industry remains subject to change.

In addition, several states and geographic regions in the United States have adopted legislation and regulations regarding climate change-related matters, and additional legislation or regulation by these states and regions, U.S. federal agencies, including the EPA, and/or international agreements to which the United States may become a party could result in increased compliance costs for us and our customers. Failure to comply with these laws and regulations can lead to the imposition of remedial liabilities, administrative, civil or criminal fines or penalties or injunctions limiting our operations in affected areas. In 2021, the previous Presidential Administration recommitted the United States to the Paris Agreement and announced a goal of reducing the United States’ GHG emissions by 50-52% below 2005 levels by 2030. On January 20, 2025, the current Presidential Administration issued an Executive Order directing the immediate notice to the United Nations of the United States’ withdrawal from the Paris Agreement and all other agreements made under the United Nations Framework Convention on Climate Change. Additionally, on January 7, 2026, the current Presidential Administration announced the formal withdrawal of the United States from the United Nations Framework Convention on Climate Change in a presidential memorandum. However, various state and local governments in the U.S. have publicly committed to furthering the goals of the Paris Agreement and many of these efforts at the local, state and international levels are expected to continue.

In April 2024, the European Union adopted a regulation to track and reduce methane emissions in the energy sector, including requiring new monitoring, reporting and verification measures to be applied by importers of oil, natural gas and coal into the European Union by January 1, 2027, and the “maximum methane intensity values” must be met by 2030 and every year thereafter. Each member state will have the power to impose administrative penalties for failure to comply and the standard will be mandatory for supply contracts signed after the law takes effect. In December 2025, the European Commission introduced certain simplifications to the methane rule’s importer compliance requirements, subject to acceptance by individual EU country governments.

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

In April 2024, the BLM finalized regulations to reduce the waste of natural gas from gas and oil operations on federal and Tribal land. The rule became effective in June 2024. However, in May 2024, North Dakota, Texas, Montana, Wyoming and Utah challenged the rule in federal district court. In September 2024, the court granted a preliminary injunction enjoining BLM from enforcing the rule against the plaintiff states pending the outcome of the litigation, and the litigation remains ongoing. However, as previously noted, in January 2025, the current Presidential Administration issued an Executive Order directing the heads of all federal agencies to identify and begin the processes to suspend, revise, or rescind all agency actions that are unduly burdensome on the identification, development, or use of domestic energy resources. The BLM has given notice that it is in the process of considering revisions to the final rule and has delayed enforcement of two provisions included in the April 2024 rule until December 10, 2026. The relevant provisions subject to delayed enforcement imposed measurement device and sampling requirements for flares flowing between 1,050 and 6,000 Mcf per month and required operators to submit Leak Detection and Repair plans to the state BLM office; however, the obligation to repair leaks required under the regulations remains in effect. The state litigation against the April 2024 rule has been temporarily suspended pending the BLM’s reconsideration of the April 2024 rule. Future implementation and enforcement of this rule is uncertain at this time. Any future restrictions surrounding onshore drilling and restrictions on the ability to obtain required permits could have a material adverse impact on our operations.
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
We maintain a control of well insurance policy with a $50 million single well limit and a $100 million multiple wells limit that insures against certain sudden and accidental risks associated with drilling, completing and operating our wells. This insurance may not be adequate to cover all losses or exposure to liability. We also carry a $350 million comprehensive general liability umbrella insurance policy. In addition, we maintain a $25 million pollution liability insurance policy providing coverage for gradual pollution related risks and in excess of the general liability policy for sudden and accidental pollution risks. We provide workers' compensation insurance coverage to employees in all states in which we operate. While we believe these policies are customary in the industry, they do not provide complete coverage against all operating risks, and policy limits scale to our working interest percentage in certain situations. In addition, our insurance does not cover penalties or fines that may be assessed by a governmental authority. A loss not fully covered by insurance could have a material adverse effect on our financial position, results of operations and cash flows. Our insurance coverage may not be sufficient to cover every claim made against us or may not be commercially available for purchase in the future.

Facilities
We own offices in Oklahoma City, Oklahoma and lease an office building in Spring, Texas. Additionally, we own or lease various field offices in cities or towns in the areas where we conduct our operations. In 2026, we announced that we will move our Company headquarters to Spring, Texas.

Executive Officers
The list below details, as of February 18, 2026, the name of each of our executive officers, together with his or her age and positions held over the past five years.
Michael A. Wichterich, Chairman of the Board, Interim President and Chief Executive Officer
Michael A. (“Mike”) Wichterich, 58, has served as Interim President and Chief Executive Officer since February 2026. He has served as Chairman of the Board of Directors since February 2021, including Executive Chairman from October 2021 until December 2022, and previously served as Interim Chief Executive Officer from April 2021 to October 2021. Mr. Wichterich is Founder and Chief Executive Officer of Three Rivers Operating Company LLC, a private exploration and production company with a focus in the Permian Basin. Prior to founding Three Rivers Operating, Mr. Wichterich served as the Chief Financial Officer of Texas American Resources, New Braunfels Utilities and Mariner Energy. Additionally, Mr. Wichterich began his career with PricewaterhouseCoopers in its energy auditing practice. Mr. Wichterich also serves as a board member of Grizzly Energy. He earned a B.B.A. from the University of Texas.
Christopher W. Lacy, Executive Vice President - General Counsel and Corporate Secretary
Christopher W. (“Chris”) Lacy, 48, has served as Executive Vice President – General Counsel and Corporate Secretary since October 2024. Prior to that time, he served as Senior Vice President, General Counsel and Secretary at Southwestern Energy Company. Mr. Lacy joined Southwestern in 2014 as Chief Litigation Counsel and held various roles of progressively increasing responsibility. Before joining Southwestern, Chris was with Dewey & LeBouef, LLP and Ahmad, Zavitsanos, Anaipakos, Alavi & Mensing P.C. with a practice focused on high value and high stakes litigation. He has nearly 20 years of experience representing clients in the energy industry. Mr. Lacy earned his B.A. in Communication from the University of Texas and his juris doctorate from the University of Houston Law Center.
Brittany Raiford, Vice President, Interim Chief Financial Officer and Treasurer
Brittany Raiford, 40, has served as Vice President, Interim Chief Financial Officer and Treasurer since August 2025. Previously, Ms. Raiford served as Vice President – Treasurer for Expand Energy. Prior to joining Expand Energy, Ms. Raiford was Vice President – Investor Relations for Southwestern Energy. Ms. Raiford joined Southwestern Energy in 2011, serving in roles of increasing responsibility in accounting and finance. Ms. Raiford earned her B.B.A. in Accounting and M.S. in Finance from Texas A&M University.
Daniel F. Turco, Executive Vice President - Marketing and Commercial
Daniel F. (“Dan”) Turco, 46, has served as Executive Vice President – Marketing and Commercial since February 2025. Prior to joining Expand Energy, Mr. Turco served as Head of Global LNG Trading / Head of Asia Gas & Power Marketing in Singapore for ExxonMobil. Mr. Turco joined ExxonMobil in 2006 and has since held positions of increasing responsibility in upstream natural gas marketing and trading, spanning LNG, U.S., Europe and Asia gas markets. Mr. Turco began his career in oil and gas as an engineer. Mr. Turco earned an M.B.A. from Wilfrid Laurier University (Canada) and an Honors Bachelor of Applied Science, Civil Engineering & Management Science from the University of Waterloo (Canada).
Joshua J. Viets, Executive Vice President and Chief Operating Officer
Joshua J. (“Josh”) Viets, 47, has served as Executive Vice President and Chief Operating Officer since February 2022. Prior to joining Expand Energy, Mr. Viets worked for 20 years in operational positions of increasing importance at ConocoPhillips (NYSE: COP). He most recently served as Vice President, Delaware Basin and previously held leadership positions in operations, engineering, subsurface, and capital project across the ConocoPhillips portfolio. Mr. Viets earned a Bachelor of Science in Petroleum Engineering from Colorado School of Mines.

Human Capital Resources
Employees
We had approximately 1,600 employees as of December 31, 2025. None of our employees were covered by collective bargaining agreements, and our management works to maintain good relations with our employees.
Values-Driven Culture
At Expand Energy, our core values are the foundation of our company. Serving as the lens through which we evaluate business decisions, our commitment to these values, in both words and actions builds a stronger, healthier Expand Energy, benefiting all our stakeholders. Our core values are:
•Stewardship - Safety and environmental stewardship require excellence in the ordinary
•Character - Integrity in every action
•Collaborate - Embrace diverse perspectives, confront the brutal facts, and speak with radical candor
•Learn - Commit to continuous improvement through humility, curiosity and constant learning
•Disrupt - Challenge the status quo to achieve better outcomes for energy consumers
We are committed to supporting inclusion within our organization. We believe building a fair, inclusive work culture is a key driver of our long-term success. We embrace the variety of backgrounds, perspectives and talents within our organization, leveraging strengths to pursue results and meaningful change for our company, employees, and stakeholders.
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

Ethical Business Conduct
Expand Energy works hard to maintain the confidence of our stakeholders. We earn this trust by striving to act in an ethical manner to protect our people, the environment and the communities where we operate. This starts by driving accountability through all levels of the company and having systems in place to uphold our high standards for conduct. Strong governance practices begin at the top, providing our organization with clear guidelines to define standards for ethical behavior at every level. Each Expand Energy director, officer or employee, regardless of position, must abide by Expand Energy’s Code of Business Conduct (the "Code"), which is structured around our core values. Each year all employees are required to complete comprehensive training on the Code and related policies, the high standards expected of them, including that they will report actual or potential ethics concerns or Code violations.
Employee Wellness and Benefits
Supporting the individual well-being of our employees is foundational to our safety culture and success as a company. We champion healthy lifestyles and offer health resources. Across the company, employees are offered preventive programs and are encouraged to complete an annual screening for common health-related issues. We support our employees’ and their families’ health by offering full medical, dental, vision, prescription drug insurance for employees and their families, life insurance, short- and long-term disability coverage, and health savings and dependent care flexible spending accounts. We offer parental leave for the birth or adoption of a child, an adoption assistance program, alternate work schedules, a 401(k) savings plan with company match and discretionary contributions, flexible work hours, generous paid time off, including a well-being day, where each employee is encouraged to relax and recharge for a day once per calendar year and 12 company-paid holidays, as well as tuition reimbursement. Additionally, Expand Energy provides employees and their families access to a confidential Employee Assistance Program, which connects employees with trained counselors and other support professionals.

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
•weather conditions;
•changes in the level of consumer and industrial demand, including impacts from global or national health events and concerns;
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
•changes in U.S. trade relations and policies;
•the nature and extent of domestic and foreign governmental regulations and taxes;
•the ability of the members of OPEC+ and others to agree to and maintain oil price and production controls;
•increased use of competing energy products, including alternative energy sources;
•political instability or armed conflict in natural gas and oil producing regions, including in connection with the continued armed conflict between Russia and Ukraine, instability in the Middle East and Venezuela, and changes in China-Taiwan relations;
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
Certain financial institutions, funds and other sources of capital have also elected to restrict or eliminate their investment in certain fossil fuel-related activities, which may restrict our access to capital. Even if capital providers have not generally restricted their investment in fossil fuel-related activities, they may still assess various sustainability considerations in making voting and capital allocation decisions. Responding to these and other stakeholder concerns on sustainability matters may require us to incur additional costs or otherwise impact our business. In addition, the enactment of climate change-related policies and initiatives across the market at the corporate level and/or investor community level may in the future result in reduced demand for our products or stimulate demand for alternative forms of energy that do not rely on combustion of fossil fuels. For more information, see our risk factor “Increasing attention to sustainability matters and our ability to achieve and maintain sustainability certifications, goals and commitments may impact our business, financial results or stock price.”
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
Our exploration, development and acquisition activities require substantial capital expenditures. We intend to fund our capital expenditures through cash flows from operations, and to the extent that is not sufficient, borrowings under our revolving credit facility. Our ability to generate operating cash flow is subject to a number of risks and variables, such as the level of production from existing wells, prices of natural gas, oil and NGLs, our success in developing and producing new reserves and the other risk factors discussed herein. Our forecasted 2026 capital expenditures, inclusive of capitalized interest, are $2.75 - $2.95 billion compared to our 2025 capital spending level of $2.85 billion. Management continues to review operational plans for 2026 and beyond, which could result in changes to projected capital expenditures and projected revenues from sales of natural gas, oil and NGLs. If we are unable to fund our capital expenditures as planned, we could experience a curtailment of our exploration and development activity, a loss of properties and a decline in our natural gas, oil and NGL reserves.
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
As of December 31, 2025, approximately 28% of our estimated proved reserves (by volume) were undeveloped. These reserve estimates reflect our plans for capital expenditures to convert PUDs into proved developed reserves, including approximately $4.2 billion during the next five years. You should be aware that the estimated development costs may not equal our actual costs, development may not occur as scheduled and results may not be as estimated. If we choose not to develop our PUDs, or if we are not otherwise able to successfully develop them, we will be required to remove them from our reported proved reserves. In addition, under the SEC’s reserve reporting rules, because PUDs generally may be booked only if they relate to wells scheduled to be drilled within five years of the date of booking, we may be required to remove any PUDs that are not developed within this five-year time frame.
You should not assume that the present values included in this report represent the current market value of our estimated reserves. In accordance with SEC requirements, the estimates of our present values are based on prices and costs as of the date of the estimates. The price on the date of estimate is calculated as the average natural gas and oil price during the 12 months ending in the current reporting period, determined as the unweighted arithmetic average of prices on the first day of each month within the 12-month period. The December 31, 2025 present value is based on the price of $3.39 per Mcf of natural gas, $65.34 per bbl of oil and $65.34 per bbl of NGL, before basis differential adjustments. Actual future prices and costs may be materially higher or lower than the prices and costs as of the date of an estimate.
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
•equipment failures or accidents;
•repairs or maintenance of older assets;
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

We have made significant investments in gathering and transportation assets and oilfield service businesses, including joint ventures in gas gathering pipelines, our drilling rigs, water infrastructure and pressure pumping equipment, and may rely on such investments in third parties to lower costs and secure inputs for our operations and transportation for our production. If our development and production activities are curtailed or disrupted, we may not recover our investment in these activities, which could adversely impact our results of operations. In addition, our continued expansion of these operations may adversely impact our relationships with third-party providers.

We depend on third-party pipelines and other investments to provide us certain gathering and transportation assets. During the fourth quarter of 2022, we entered into an agreement with Momentum Sustainable Ventures LLC to build a new natural gas gathering pipeline and carbon capture project, the New Generation Gas Gathering pipeline (the “NG3 pipeline”), to gather and treat natural gas produced in the Haynesville Shale for delivery to Gulf Coast markets, including LNG export. We have a 35% interest in the joint venture entity. On October 1, 2025, the NG3 pipeline was placed in service and began gathering operations. We rely on the NG3 pipeline to provide to us certain gathering, processing and transportation services. We have a gathering agreement in which approximately 900 MMcf per day, on average, of natural gas are to be gathered and processed by the NG3 pipeline over the course of the next 12 years. In the event that the services of the NG3 pipeline are impacted due to repairs, damage to the facility, lack of capacity or any other reason, our ability to lower costs and secure inputs for our operations and transportation for our production may be impacted.

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
In certain resource plays, the capacity of gathering and transportation systems is insufficient to accommodate potential production from existing and new wells. We rely heavily on third parties to meet our natural gas, oil and NGL gathering needs. Because we do not own and/or control these third-party pipelines or facilities, such as the NG3 pipeline, their continuing operation and access requirements are not within our control. If these or any other pipeline connections or facilities were to become unavailable for current or future volumes of natural gas, oil and NGL due to repairs, damage to the facility, lack of capacity or any other reason, our ability to operate efficiently and ship natural gas, oil and NGL to end markets could be restricted. Any temporary or permanent interruption at any key pipeline interconnect or facility could have a material adverse effect on our business, financial condition, cash flows, and results of operations. Capital constraints or changes in laws or regulations could limit the construction of new pipelines and gathering systems and the provision or expansion of trucking services by third parties. The approval process for certain projects has become increasingly slower and more difficult, due in part to federal, state and local concerns related to exploration and production, transmission and gathering activities and associated environmental impacts, and the increasingly negative public perception regarding, and opposition to, the oil and gas industry, including major pipeline projects. Until this new capacity is available, we may experience delays in producing and selling our natural gas, oil and NGL. In such event, we might have to shut in our wells while awaiting a pipeline connection or additional capacity, which would adversely affect our results of operations. Capital constraints or changes in laws or regulations also could increase the cost to access to such capacity, which would increase the cost of our operations.
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
We entered into a joint venture, and may in the future enter into additional or modify existing joint ventures, that might restrict our operational and corporate flexibility. In addition, we exercise no control over joint venture partners and it may be difficult or impossible for us to cause these joint ventures or partners to take actions that we believe would be in our or the joint venture's best interests and these joint ventures are subject to many of the same risks to which we are subject.
We entered into a joint venture primarily pertaining to the building of a new natural gas gathering pipeline and carbon capture project, the NG3 pipeline, and may in the future enter into additional joint venture arrangements with third parties. Joint venture arrangements may restrict our operational and corporate flexibility. Because we do not control all of the decisions of our joint ventures or joint venture partners, either because we do not have a controlling interest in the venture or are not an operator under the agreement, it may be difficult or impossible for us to cause these joint ventures or partners to take actions that we believe would be in our or the joint venture's best interests. Moreover, joint venture arrangements involve various risks and uncertainties, such as committing that we fund operating and/or capital expenditures, the timing and amount of which we may not control, and our joint venture partners may not act in a manner that we believe would be in our or the joint venture's best interests, may elect not to support further pursuit of projects, and/or may not satisfy their financial obligations to the joint venture. The loss of joint venture partner support in further pursuing or funding a project may significantly adversely affect the ability to complete the project. In addition, such joint ventures may be subject to many of the same risks to which we are subject.
Our business strategy includes participating in the global LNG value chain, which is dependent, in part, on the growing U.S. LNG export market, a highly regulated and capital intensive industry with a number of inherent commercial risks. U.S. LNG exports have helped drive domestic demand for natural gas, and, as a natural gas producer, we could be materially and adversely impacted by a deterioration in the U.S. LNG export industry, which could in turn reduce demand for natural gas. In addition, we may seek to more directly participate in the LNG value chain through direct marketing arrangements with LNG export facilities and/or end users, which could expose us to additional commercial risks associated with the global LNG markets.
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
The departure of key management personnel and the failure to attract and retain talent could adversely affect our operations.
Our success depends upon the continued contributions of our senior executives. If one or more of our executive officers are unable or unwilling to continue in their current positions, we may not be able to replace them readily, if at all. Additionally, we may incur additional expenses to recruit and retain new executive officers. Because of these factors, the loss of any one or more members of our executive management team, for any reason, including resignation or retirement, could impair our ability to execute our business strategy and have a material adverse effect on our business, financial condition, and results of operations.
Although we have endeavored to implement these management transitions in a non-disruptive manner, such transitions can be inherently difficult to manage and may hamper our ability to meet our financial and operational goals. Such changes may also give rise to uncertainty among our customers, investors, vendors, employees and others concerning our future direction and performance. Any of the foregoing could result in significant disruptions to our operations and may adversely affect our financial condition, results of operations and ability to execute on our business plans.
Cyber-attacks targeting systems and infrastructure used by the gas and oil industry and related regulations may adversely impact our operations and, if we or our third-party providers are unable to obtain and maintain adequate protection for our key systems and data, our business may be harmed.
Cybersecurity threats present a large and growing risk to our business, as the energy industry has become increasingly dependent on digital technologies to conduct day-to-day operations, including certain exploration, development and production activities. For example, we depend on sophisticated information technology (“IT”) and operational technology (“OT”) to estimate quantities of natural gas, oil and NGL reserves, process and record financial and operating data, analyze seismic and drilling information, and communicate with our customers, employees and third-party partners. In addition, many third-party providers directly or indirectly provide us products and services across an array of internal and external functions that are designed to enable us to conduct, monitor and/or protect our business, systems and data assets. In addition, in the ordinary course of business, we and our service providers collect, process, transmit, and store proprietary and confidential data, including personal information.

We have been, and we and our customers, business partners, and counterparties may become, the subject of cyber-attacks on our and their internal IT and OT systems and through those of third parties. Any such cyber-attacks or information security breaches could have a material adverse effect on our business and financial results and increase our operating and capital costs, as well as disrupt our business plans and negatively impact our reputation and operations. As an energy company, we expect to continue to be a target for such attacks in the future from nation-state sponsored foreign actors and other attackers. We face evolving cybersecurity risks that threaten the confidentiality, integrity and availability of our digital technologies and business data, including malicious attacks by third parties or insiders, social engineering/phishing and human error, as well as bugs, misconfigurations of hardware or software and other vulnerabilities that may exist in our or our third-party providers’ systems or technologies. Unauthorized access to our seismic data, reserves information, customer or employee data or other proprietary or commercially sensitive information could lead to data corruption, communication interruption, or other disruptions in our exploration or production operations or planned business transactions, any of which could have a material adverse impact on our results of operations. If our information technology systems do not function properly or our cybersecurity is breached or otherwise insufficient, we could suffer disruptions to our normal operations, which may include disruptions to our drilling, completion, production and corporate functions. There can also be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems and data. A cyber-attack, or the perception thereof, involving our information systems and related infrastructure, or that of our business associates or third-party providers, could result in supply chain disruptions that delay or prevent the transportation and marketing of our production, non-compliance leading to regulatory fines or penalties, loss or disclosure of, damage to, our or any of our customer’s or supplier’s data or confidential information that could harm our business by damaging our reputation, subjecting us to potential financial or legal liability and requiring us to incur significant costs, including expensive and time-consuming costs to repair or restore our systems and data or to take other remedial steps, disproportionate attention of management, or damage to our reputation. Additionally, rapidly evolving laws and regulations governing cybersecurity pose increasingly complex compliance obligations and technical challenges, and failure to comply with these obligations, including incident notification requirements, could result in legal claims or proceedings (such as class actions), regulatory investigations and enforcement actions, fines and penalties and negative reputational impacts that could cause us to lose existing or future customers.

In the event of a cyber-attack, we may be required by federal and state laws or regulations to provide notification to regulators or individuals. For example, the Cyber Incident Reporting for Critical Infrastructure Act (CIRCIA) was signed into law on March 15, 2022. CIRCIA mandates that all owners and operators of critical infrastructure report cyber incidents to the U.S. Department of Homeland Security’s Cybersecurity and Infrastructure Security Agency (CISA) within 72 hours and ransomware payments within 24 hours. These new requirements will become effective once CISA promulgates rules pursuant to the CIRCIA. CISA issued a notice of proposed rulemaking on April 4, 2024 and is expected to publish the final rule in May 2026.
Both the frequency and magnitude of cyberattacks is expected to increase as attackers are becoming more sophisticated and artificial intelligence proliferates. As a result, we may be unable to anticipate, detect, prevent, investigate or contain future attacks, particularly as the methodologies utilized by attackers change frequently or are not recognized until launched, and we may be unable to investigate or remediate incidents because attackers are increasingly using techniques and tools designed to circumvent controls, to avoid detection and to remove or obfuscate forensic evidence. Further, global remote working dynamics for our customers, employees and third-party providers present additional risk that threat actors may seek to engage in social engineering (for example, phishing) and to exploit vulnerabilities in corporate and non-corporate networks. As cyber-attacks continue to evolve, including the prevalence of reconnaissance or surveillance by threat actors, which may remain undetected for an extended period notwithstanding our monitoring and detection efforts, we may be required to spend significant additional resources to modify or enhance our protective measures or to investigate and remediate any vulnerabilities to cyber-attacks of our IT and OT systems.
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

In addition, our headquarters is currently located in Oklahoma City, Oklahoma, an area that experiences earthquakes and severe weather events, including tornadoes. Our information systems and administrative and management processes are primarily provided to our various drilling projects and producing wells throughout the United States from this location, which could be disrupted if a catastrophic event destroyed or severely damaged our headquarters. Any such catastrophic event could harm our ability to conduct normal operations and could adversely affect our business.
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
Military and other armed conflicts, terrorist attacks and the threat of both, whether domestic or foreign, could cause further instability in the global financial and energy markets. The armed conflict between Russia and Ukraine, continued instability in the Middle East and Venezuela, and changes in China-Taiwan relations and the occurrence or threat of terrorist attacks in the United States or other countries could adversely affect the global economy in unpredictable ways, including the disruption of energy supplies and markets, increased volatility in commodity prices, including petroleum products, or the possibility that the infrastructure on which we rely could be a direct target or an indirect casualty of an act of terrorism, and, in turn, could materially and adversely affect our business and results of operations.
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

We may be prevented from taking advantage of business opportunities that arise because of the limitations imposed on us by the restrictive covenants and financial covenants contained in our debt instruments. As an example, our Amended and Restated Credit Agreement dated September 30, 2025 (the “Credit Agreement”) requires us to comply with a total indebtedness to capitalization ratio not to exceed 65%. The requirement that we comply with these provisions may adversely affect our ability to react to changes in market conditions, take advantage of business opportunities we believe to be desirable, obtain future financing, fund needed capital expenditures or withstand a continuing or future downturn in our business.

Changes to the ability of our customers to receive our products or meet their financial, performance and other obligations to us could adversely impact our business and financial condition.

In addition to credit risk related to receivables from commodity derivative contracts, our principal exposures to credit risk are through receivables resulting from the sale of our natural gas, oil and NGL production that we market to energy companies, end users and refineries ($1,363 million as of December 31, 2025). We do not require all of our customers to post collateral. The inability or failure of our customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial condition.
We have a significant amount of indebtedness, which will limit our liquidity and financial flexibility. We may also incur additional indebtedness in the future.

As of December 31, 2025, we had indebtedness of approximately $5.0 billion, which included approximately $3.7 billion of Southwestern’s senior notes we assumed as a result of the Southwestern Merger during the year ended December 31, 2024. In addition, subject to the limits contained in the documents governing such indebtedness, we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions or for other purposes. Our indebtedness and other financial commitments have important consequences to our business, including, but not limited to:

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

Our ability to declare and pay dividends, and to repurchase common stock, is subject to limitations.

The payment of future dividends on, and any repurchases of, our common stock are each subject to the discretion of the Board of Directors, taking into consideration, among other factors, financial results, cash requirements, future prospects, restrictions under our indentures and other financing agreements, restrictions under Oklahoma law, general business and market conditions, and other factors the Board of Directors deems relevant. The Board of Directors is not required to declare dividends on or repurchase our common stock and may decide not to declare dividends or repurchase common stock at the current rate or at all. Any downward revision in the amount of dividends we pay to stockholders, or reduction in the pace or amount of share repurchases, could have an adverse effect on the market price of our common stock.

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

In addition, changes in public policy have affected, and in the future could further affect, our operations. At both the federal and state level, for example, there are an increasing number of legislative initiatives and proposals that may lead to reduced demand for fossil fuels such as oil and gas. These include certain tax advantages and other subsidies to support alternative energy sources or that mandate the use of specific fuels or technologies, in addition to the promotion of research into new technologies to reduce the cost and increase the scalability of alternative energy sources. The IRA, signed into law in August 2022, provides significant funding and incentives for research, development and implementation of low-carbon energy production methods, carbon capture, and other programs directed at addressing climate change. In January 2025, the current Presidential Administration announced Executive Orders related to climate, energy and environmental matters that, among other things, withdrew the U.S. from the Paris Agreement; paused issuance and implementation of pending regulations; required a review of recent final regulations and federal financial assurance potentially related to climate change and low-carbon initiatives, potentially including direct air capture and sequestration; and rescinded prior Executive Orders supportive of such projects. Additional actions by the current Presidential Administration or Congress to revise, amend, or roll back statutes like the IRA or Infrastructure Investment and Jobs Act, or regulations that support direct air capture, sequestration and other low-carbon ventures could materially impact our current or future low-carbon operations and strategy. See Exploration and Production, Environmental, Health and Safety and Occupational Laws and

Regulations included in Item 1 of Part I of this report for more information on methane emissions and greenhouse gas reporting.
Pipeline Safety. The pipeline assets in which we own interests are subject to stringent and complex regulations related to pipeline safety and integrity management. The PHMSA has established a series of rules that require pipeline operators to develop and implement integrity management programs for gas, NGL and condensate transmission pipelines as well as for certain low stress pipelines and gathering lines transporting hazardous liquids, such as oil, that, in the event of a failure, could affect “high consequence areas.” Recent PHMSA rules have also extended certain requirements for integrity assessments and leak detections beyond high consequence areas and impose a number of reporting and inspection requirements on regulated pipelines. In November 2021, the PHMSA issued a final rule that expands certain federal pipeline safety requirements to all onshore gas gathering pipelines, regardless of size or location. The final rule establishes two new types of onshore gas gathering pipelines subject to varying degrees of regulation: all onshore gathering line operators are now subject to PHMSA’s annual reporting and incident reporting requirements, and certain previously unregulated rural gas gathering lines must now comply with PHMSA damage prevention and, depending on the size of the pipeline, construction and operational requirements. The final rule became effective on May 16, 2022. Further, legislation funding the PHMSA through 2023 requires the agency to engage in additional rulemaking (i) to amend the integrity management program, emergency response plan, operation and maintenance manual and pressure control recordkeeping requirements for gas distribution operators, (ii) to create new leak detection and repair program obligations and (iii) to set new minimum federal safety standards for onshore gas gathering lines. In January 2025, the PHMSA finalized a rule that requires pipelines, underground natural gas storage facilities, and liquefied natural gas facilities to update leak detection and repair programs to require companies to use commercially available technologies to find and fix methane leaks from pipelines and other facilities. However, shortly before the rule could be published or become effective, the current Presidential Administration published an Executive Order directing federal agencies to immediately withdraw all unpublished rules pending further review and approval. Proposed bill H.R. 4818, introduced in the House of Representatives in July 2025, would codify the January 2025 PHMSA rule, but the bill has not passed to date. At this time, we cannot predict the cost of these requirements or other potential new or amended regulations, but they could be significant. Moreover, violations of pipeline safety regulations can result in the imposition of significant penalties. However, in January 2025, the current Presidential Administration issued an Executive Order directing the heads of all federal agencies to identify and begin the processes to suspend, revise, or rescind all agency actions that are unduly burdensome on the identification, development, or use of domestic energy resources. Consequently, future implementation and enforcement of these final rules remains uncertain at this time.

Hydraulic Fracturing. Hydraulic fracturing typically is regulated by state oil and natural gas commissions or similar agencies, but EPA has asserted federal regulatory authority pursuant to the Safe Drinking Water Act over certain hydraulic fracturing activities involving the use of diesel fuel in fracturing fluids and issued permitting guidance that applies to such activities.

Several states have adopted or are considering adopting regulations that could impose more stringent permitting, public disclosure and/or well construction requirements on hydraulic fracturing operations. State regulatory agencies have also recently focused on a possible connection between the operation of injection wells used for natural gas and oil waste disposal and seismic activity, which has caused some states, such as New Mexico, Oklahoma and Texas, to implement seismicity response programs that allow state regulators to deny, modify, suspend or terminate injection well permits if the state regulator determines that the injection well is contributing or likely to contribute to seismic activity. In some instances, regulators may also order that disposal wells be shut in. States could also elect to prohibit high volume hydraulic fracturing altogether. A number of lawsuits have been filed alleging that disposal well operations have caused damage to neighboring properties or otherwise violated state and federal rules regulating waste disposal. In addition to state laws, local land use restrictions, such as city ordinances, may restrict drilling in general and/or hydraulic fracturing in particular. We cannot predict whether additional federal, state or local laws or regulations applicable to hydraulic fracturing will be enacted in the future and, if so, what actions any such laws or regulations would require or prohibit. If additional levels of regulation or permitting requirements were imposed on hydraulic fracturing operations, our business and operations could be subject to delays, increased operating and compliance costs and potential bans. Additional regulation could also lead to greater opposition to hydraulic fracturing, including litigation.

Climate Change and Regulation of Methane and Other Greenhouse Gas Emissions. Political and social attention to the issue of climate change has resulted in legislative, regulatory and other initiatives to reduce GHG emissions, such as carbon dioxide and methane. Policy makers at both the U.S. federal and state levels have adopted, or are considering adopting, rules designed to quantify and limit the emission of GHGs through inventories, limitations and/or taxes on GHG emissions. For example, the EPA has issued regulations for the control of methane emissions, which include leak detection and repair requirements, for the gas and oil industry. In November 2021, the EPA proposed new performance standards and emissions guidelines for new, modified, reconstructed and existing oil and gas facilities. The proposed rule sought to make the existing regulations in Subpart OOOOa more stringent and create a Subpart OOOOb to expand reduction requirements for new, modified, and reconstructed oil and gas sources, including standards focusing on certain source types that have never been regulated under the CAA (including intermittent vent pneumatic controllers, associated gas, and liquids unloading facilities). In addition, the proposed rule sought to establish “Emissions Guidelines,” creating a Subpart OOOOc that would require states to develop plans to reduce methane emissions from existing sources that must be at least as effective as presumptive standards set by EPA. In November 2022, the EPA issued a supplemental proposed rule, which among other things, removed an emissions monitoring exemption for small wellhead-only sites and created a new third-party monitoring program to flag large emissions events, referred to in the proposed rule as “super emitters”. See Exploration and Production, Environmental, Health and Safety and Occupational Laws and Regulations included in Item 1 of Part I of this report for more information on the EPA’s and BLM’s rules.

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

At the international level, the United Nations sponsored “Paris Agreement” requires member states to submit non-binding, individually determined reduction goals known as Nationally Determined Contributions every five years after 2020. Although the previous Presidential Administration recommitted the United States to the Paris Agreement in 2021 and announced a goal of reducing the United States’ GHG emissions by 50-52% below 2005 levels by 2030, on January 20, 2025, the current Presidential Administration issued an Executive Order directing the immediate notice to the United Nations of the United States’ withdrawal from the Paris Agreement and all other agreements made under the United Nations Framework Convention on Climate Change. At the same time, various state and local governments have publicly committed to furthering the goals of the Paris Agreement. As a result, it is not possible at this time to predict how legislation or regulations that may be adopted to address climate change, methane and other GHG emissions would impact our business. Further, the Supreme Court’s decision in Loper Bright Enterprises v. Raimondo to overrule Chevron U.S.A. Inc. v. Natural Resources Defense Council, Inc. and end the concept of general deference to regulatory agency interpretations of laws introduces new complexity for federal agencies and administration of climate change policy and regulatory programs. However, many of these initiatives at the international, state and local levels are expected to continue.

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
As an owner, lessee or operator of gas and oil properties, we are subject to various federal, state, tribal and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on us for the cost of remediating pollution that results from our operations. Environmental laws may impose strict, joint and several liability, and failure to comply with environmental laws and regulations can result in the imposition of administrative, civil or criminal fines and penalties, as well as injunctions limiting operations in affected areas. Any future costs associated with these matters are uncertain and could be influenced by several factors, including any new or amended regulatory requirements or changes to the interpretation of existing regulatory requirements. One or more of these matters could have a material adverse effect on our business, financial condition and results of operations. Applicable environmental laws and regulations may:
•require the acquisition of a permit or other authorization and procurement of financial assurance before construction or drilling commences and for certain other activities;
•limit or prohibit construction, drilling and other activities on certain lands lying within wilderness and other protected areas; and
•impose substantial liabilities for pollution resulting from our operations.
The permits required for our operations may be subject to revocation, modification and renewal by issuing authorities. Governmental authorities have the power to enforce their regulations, and violations are subject to fines or injunctions, or both. In the opinion of management, we are in substantial compliance with current applicable environmental laws and regulations, and have no material commitments for capital expenditures to comply with existing environmental requirements. Nevertheless, changes in existing environmental laws and regulations or in interpretations thereof could have a significant impact on our company, as well as the oil and natural gas industry in general.
The Comprehensive Environmental, Response, Compensation, and Liability Act (“CERCLA”) and comparable state statutes impose strict, joint and several liability on several categories of persons, including current and former owners and operators of sites and on persons who disposed of or arranged for the disposal of “hazardous substances” found at such sites. It is not uncommon for the neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. The federal Resource Conservation and Recovery Act (“RCRA”) and comparable state statutes govern the disposal of “solid waste” and “hazardous waste” and authorize the imposition of substantial fines and penalties for noncompliance. Although CERCLA currently excludes petroleum from its definition of “hazardous substance,” state laws affecting our operations may impose clean-up liability relating to petroleum and petroleum related products. In addition, although RCRA classifies certain oil field wastes as “non-hazardous” if properly handled, such exploration and production wastes could be reclassified in the future as hazardous wastes thereby making such wastes subject to more stringent handling and disposal requirements. Recent regulation and litigation that has been brought against others in the industry under RCRA concern liability for earthquakes that were allegedly caused by injection of oil field wastes.
The Endangered Species Act (“ESA”) seeks to ensure that activities do not jeopardize endangered or threatened animal, fish and plant species, nor destroy or modify the critical habitat of such species. Under the ESA, if a species is listed as threatened or endangered, restrictions may be imposed on activities adversely affecting that species or its habitat. Accordingly, restrictions may be imposed on exploration and production operations, as well as actions by federal agencies, to avoid significantly impairing or jeopardizing the species or its habitat. The ESA provides for criminal penalties for willful violations of the ESA. The U.S. Fish and Wildlife Service must also designate the species’ critical habitat and suitable habitat as part of the effort to ensure survival of the species. A critical habitat or suitable habitat designation could result in further material restrictions to land use and may materially delay or prohibit land access for oil and natural gas development. Other statutes that provide protection to animal and plant species and that may apply to our operations include, but are not necessarily limited to, the Fish and Wildlife Coordination Act, the Fishery Conservation and Management Act, the Migratory Bird Treaty Act and the National Historic Preservation Act. In April 2025, the U.S. Department of Interior issued a memo, M-37085, to repeal M-37065, which had previously declared that the Migratory Bird Treaty Act prohibited both the intentional and incidental “take” of migratory birds. The memo restored M-37050, clarifying that only the intentional “take” of migratory birds is prohibited. Additionally, in April 2025, the FWS and National Marine Fisheries Service proposed to redefine “harm” to mean affirmative acts that are directed immediately and intentionally against a particular animal, excluding acts or omissions that indirectly cause injury. Additionally, in November 2025, the current Presidential Administration proposed several rules that would significantly alter ESA protections for plants and animals. One proposed rule would rescind a rule that automatically extends protections for endangered species to threatened species. Another proposed rule would change regulations for listing species as endangered or threatened as well as for designating critical habitats. Additionally, a third proposed rule would reinstate the framework for evaluating the benefits and cost of designating a critical habitat by considering factors like economic impact, impact on national security, and other relevant impacts. The U.S. Fish and Wildlife Service is expected to issue final rules in 2026. Although we believe that our operations are in substantial compliance with such statutes, future amendments are uncertain, and any change in these statutes or any reclassification of a species as endangered could subject our company (directly or indirectly through our operating partners) to significant expenses to modify our operations or could force discontinuation of certain operations altogether. There is also increasing interest in nature-related matters beyond protected species, such as general biodiversity, which may similarly require us or our customers to incur costs or take other measures which may adversely impact our business or operations.
The Clean Air Act (“CAA”) controls air emissions from oil and natural gas production and natural gas processing operations, among other sources. CAA regulations include New Source Performance Standards (“NSPS”) for the oil and natural gas source category to address emissions of sulfur dioxide and volatile organic compounds (“VOCs”) and a separate set of emission standards to address hazardous air pollutants frequently associated with oil and natural gas production and processing activities.
The Federal Water Pollution Control Act of 1972, or the Clean Water Act (the “CWA”), imposes restrictions and controls on the discharge of produced waters and other pollutants into waters of the United States (“WOTUS”). Permits must be obtained to discharge pollutants into state and federal waters and to conduct construction activities in waters and wetlands. The CWA and certain state regulations prohibit the discharge of produced water, sand, drilling fluids, drill cuttings, sediment and certain other substances related to the oil and gas industry into certain coastal and offshore waters without an individual or general National Pollutant Discharge Elimination System discharge permit. In addition, the CWA and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. CWA jurisdiction depends on the definition of WOTUS. In January 2023, the EPA and the U.S. Army Corps of Engineers (the “Corps”) issued a final rule that based the definition of WOTUS on a pre-2015 definition, which never took effect before being replaced in 2020. Separately, in May 2023, the U.S. Supreme Court’s decision in Sackett v. EPA narrowed federal jurisdiction over wetlands to “traditional navigable waters” and wetlands or other waters that have a “continuous surface connection” with or are otherwise indistinguishable from traditional navigable water. In September 2023, the EPA and the Corps published a direct-to-final rule that conforms the regulatory definition of WOTUS to the Supreme Court’s May 2023 decision in Sackett. However, roughly half of the states and other plaintiffs are challenging the September 2023 rule, and the EPA and the Corps are using the pre-2015 definition of WOTUS in these states while litigation continues. As a result, substantial uncertainty exists with respect to future implementation of the September 2023 rule and the scope of CWA jurisdiction more generally. Any expansion to CWA jurisdiction could impact areas where oil and gas operations are conducted. Some states also maintain groundwater protection programs that require permits for discharges or operations that may impact groundwater conditions. In 2021, the United States Supreme Court held that the CWA requires a discharge permit if the addition of pollutants through groundwater is the functional equivalent of a direct discharge from the point source into navigable waters. In November 2023, the EPA issued draft guidance describing the information that should be used to determine which discharges through groundwater may require a permit. However, in January 2025, the current Presidential Administration issued Executive Orders directing (i) the EPA and the Corps to identify planned or potential actions that could be subject to emergency treatment under Section 404 of the CWA and (ii) the heads of all federal agencies to identify and begin the processes to suspend, revise, or rescind all agency actions, including all existing regulations and guidance documents, that are unduly burdensome on the identification, development, or use of domestic energy resources. Accordingly, in November 2025, the Corps and the EPA issued a proposed rule revising the definition of WOTUS with the stated aim of conforming to the Supreme Court’s decision in Sackett and revising certain regulatory terms, such as “relatively permanent,” “tributary,” and “continuous surface connection”; a final rule is expected in early 2026, and litigation is highly likely following issuance of the final rule. In January 2026, EPA also announced a proposed rule to revise the Section 401 state and tribal water quality certification regulations. The proposed rule aims to narrow the “activity”-based scope of state and tribal certification to point source discharges into waters of the United States. As a result, future implementation and enforcement of these rules and policies is uncertain at this time. Additionally, costs may be associated with the treatment of wastewater and/or developing and implementing storm water pollution prevention plans.
The CAA, CWA and comparable state statutes provide for civil, criminal and administrative penalties for unauthorized discharges of oil and other pollutants and impose liability on parties responsible for those discharges, for the costs of cleaning up any environmental damage caused by the release and for natural resource damages resulting from the release.
Increasing attention to sustainability matters and our ability to achieve and maintain sustainability certifications, goals and commitments may impact our business, financial results or stock price.
Increasing attention has been given to corporate activities related to sustainability matters in public discourse and the investment community. Expectations regarding voluntary sustainability initiatives and disclosures and consumer demand for more sustainable products, including alternative forms of energy, may result in increased costs (including but not limited to increased costs related to compliance, stakeholder engagement, contracting and insurance), changes in demand for certain products, increased availability of (and competition from) alternative energy sources and technologies, increased development of and demand for products that do not use fossil fuels or their derivatives, enhanced compliance or disclosure obligations or other adverse impacts to our business, financial condition or results of operations. Additionally, such expectations and related activism may result in demand shifts for natural gas, oil and NGLs in addition to potentially impacting our access to, and costs of, capital.
While we may at times engage in voluntary initiatives (such as voluntary disclosures, certifications or targets, among others) or commitments to improve our sustainability profile and/or products or to respond to stakeholder expectations, such initiatives or achievement of such commitments may be costly and may not have the desired effect. For example, while we are exploring initiatives related to various energy-related technologies, such as carbon capture and sequestration, this may require us to incur significant costs, and there is no guarantee that markets will develop, either in the manner we anticipate or at all, for the technologies in which we invest. In addition, we may commit to certain initiatives or goals, and we may not ultimately be able to achieve such commitments or goals, either on the timeframes or costs initially anticipated or at all, due to factors that are within or outside of our control. For example, while we have entered into a joint venture involving a new natural gas gathering pipeline and carbon capture project, a number of factors outside of our control could affect the success of the project, including evolving government regulation and voluntary protocols for reporting or verification of carbon emissions and their capture or sequestration, including new or different interpretations or reversal thereof, as well as the potential for enactment of opposing or incompatible statutes or regulations and changes in technology and other factors. Moreover, actions or statements that we may take based on expectations, assumptions or third-party information that we currently believe to be reasonable may subsequently be determined to be erroneous or be subject to misinterpretation. Even if this is not the case, our current actions may subsequently be determined to be insufficient by various stakeholders, and we may be subject to investor or regulator engagement on our sustainability initiatives and disclosures, even if such initiatives are currently voluntary. Any failure to comply with investor, customer or other stakeholder expectations and standards, which are evolving and can conflict, or if we are perceived to not have responded appropriately to the growing concern for sustainability issues, regardless of whether there is a legal requirement to do so, could cause reputational harm to our business, increase our risk of litigation, and could have a material adverse effect on our results of operations. For example, plaintiffs have brought litigation against various companies, including those in the fossil fuel sector, alleging that such companies created public nuisances by producing, handling or marketing fuels that contributed to climate change or that the companies have been aware of the adverse effects of climate change for some time but failed to adequately disclose those impacts. While we are not currently parties to any such litigation, the ultimate outcomes of such litigation and its impact to us are uncertain; we could incur substantial legal costs associated with defending against these or similar lawsuits in the future.
In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings systems for evaluating companies on their approach to sustainability matters. These ratings are used by some investors to inform their investment and voting decisions. Unfavorable ESG or sustainability ratings may lead to increased negative investor sentiment toward us and our industry and to the diversion of investment to other industries, which could have a negative impact on our stock price and our access to and costs of capital. To the extent sustainability matters negatively affect our reputation, it may also harm our ability to attract or retain employees or customers.

Simultaneously, there are efforts by some stakeholders to reduce companies’ efforts on certain sustainability-related matters. Both advocates and opponents to certain sustainability initiatives are increasingly resorting to a range of activism forms, including media campaigns and litigation, to advance their perspectives. To the extent we are subject to such activism, it may require us to incur costs or otherwise adversely impact our business.
Separately, various regulators have adopted, or are considering adopting, regulations on environmental marketing claims or the prevention of greenwashing more generally, including, but not limited to the use of “ESG,” “sustainable,” “eco-friendly,” “green” or similar language in the marketing of products and services or the prevention of greenwashing more generally. Further, there have been increasing scrutiny on sustainability-related claims and frequency of allegations of “greenwashing” against companies making sustainability-related claims due to, among other things, allegations of incomplete, false or misleading disclosures, including with respect to the sustainable nature of their operations and products, as well as to a variety of perceived deficiencies in performance, including as stakeholder perceptions of sustainability continue to evolve.
There may be new regulation, disclosure-related and otherwise, with respect to sustainability matters, which will likely lead to increased compliance costs as well as scrutiny that could heighten all of the risks identified in this risk factor. Such sustainability matters may also impact our suppliers or customers, which could augment existing, or cause additional, impacts to our business or operations. To date, we have not incurred material sustainability-related costs, but we cannot guarantee that we will not incur such costs in the future.
The taxation of independent producers is subject to change, and changes in tax law could increase our cost of doing business.
We are subject to taxation by various governmental authorities at the federal, state and local levels in the jurisdictions in which we do business. New legislation could be enacted by any of these governmental authorities making it more costly for us to produce natural gas and oil by increasing our tax burden. The IRA was enacted on August 16, 2022, and included, among other things, a 15% corporate alternative minimum tax (“CAMT”) on adjusted financial statement income. Based on our book income for the past three years, we believe we are subject to the CAMT and will remain subject to the CAMT for the foreseeable future. In addition, state and local authorities could enact new legislation that would increase various taxes such as sales, severance and ad valorem taxes as well as accelerate the collection of such taxes.
The completion of the Southwestern Merger in 2024 triggered an annual limitation on the utilization of our tax attributes, reducing our ability to offset future taxable income, which may result in an increase to income tax liabilities. In addition, trading in our common stock, additional issuance of common stock, and certain other stock transactions could lead to an additional, potentially more restrictive, annual limitation.

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

Moreover, trading in our stock, additional issuances, and other stock transactions occurring subsequent to the Southwestern Merger could lead to a further Section 382 Ownership Change. In the event of any additional Section 382 Ownership Change a new annual limitation would be determined at such time that could be more restrictive than the current limitations. Depending on the market conditions and our tax basis, an additional Section 382 Ownership Change may result in a net unrealized built-in loss. The annual limitation in such a case would additionally be applied to certain of our tax items other than just net operating loss (“NOL”) carryforwards, disallowed business interest carryforwards and tax credits. For example, a portion of tax depreciation, depletion and amortization would also be subject to the annual limitation for a five-year period following the Section 382 Ownership Change but only to the extent of the net unrealized built-in loss existing at the time of the additional Section 382 Ownership Change. Whether the new annual limitation would be more restrictive would depend on the value of our stock and the long-term tax-exempt rate in effect at the time of such Section 382 Ownership Change.
Some states would impose similar limitations on tax attribute utilization upon experiencing an additional Section 382 Ownership Change.

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
•cybersecurity awareness training for our employees and contractors;
•a cybersecurity incident response plan that includes procedures for responding to, escalating, and reporting cybersecurity incidents; and
•a third-party risk management process for service providers, suppliers, software, and vendors who access our data and/or systems.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our business strategy, results of operations, or financial condition. We face certain ongoing risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. See Item 1A. Risk Factors “Cyber-attacks targeting systems and infrastructure used by the gas and oil industry and related regulations may adversely impact our operations and, if we or our third-party providers are unable to obtain and maintain adequate protection for our key systems and data, our business may be harmed.”

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

Our Audit Committee reports to the full Board of Directors regarding its activities, including those related to cybersecurity. Our Board of Directors also receives briefings from management on our cybersecurity risk management program. Members of our Board of Directors receive presentations on cybersecurity topics from information security management, internal security staff, our internal audit group and external experts as part of our Board of Directors’ continuing education on topics that impact public companies.

Our Cybersecurity Manager leads our cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our Cybersecurity Manager is responsible for assessing and managing risks from cybersecurity threats and reporting significant incidents to our Cybersecurity Committee, which includes our Interim Chief Financial Officer, General Counsel and Corporate Secretary, Chief Information Officer, Cybersecurity Manager and Director of Internal Audit. Our Cybersecurity Manager has over 20 years of experience in information security and incident response and our internal cybersecurity team has over 50 years of combined experience in information security and maintains several cybersecurity certificates including but not limited to CISSP, CISM, SRISC, GSEC, and GCFE. Our Cybersecurity team regularly participates with private energy industry and federal security working groups and organizations. The members of our Cybersecurity Committee have significant experience in risk management, assessment of disclosure controls, information technology and auditing.

Our management team strives to stay informed about and monitors efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, including, as appropriate, briefings from internal security personnel, threat intelligence and other information obtained from governmental, public or private sources, such as external consultants engaged by us, and alerts and reports produced by security tools deployed in the IT environment.

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

See Note 5 of the notes to our consolidated financial statements included in Item 8 of Part II of this report for information regarding our estimation and provision for potential losses related to litigation and regulatory proceedings. Based on management’s current assessment, we are of the opinion that no pending or threatened lawsuit or dispute relating to our business operations is likely to have a material adverse effect on our future consolidated financial position, results of operations or cash flows. Pursuant to this item, we use a threshold of $1 million for purposes of determining whether any legal proceedings in regards to federal, state or local environmental laws with a governmental authority require disclosure. This $1 million disclosure threshold does not imply that this amount is necessarily material to our business or financial condition, and as of December 31, 2025, there were no environmental proceedings to disclose. The final resolution of such matters could exceed amounts accrued, however, and actual results could differ materially from management’s estimates.
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
The information concerning mine safety violations and other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95.1 to this Form 10-K.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock
Our common stock is traded on the NASDAQ under the “EXE” trading symbol. Additionally, our Class A Warrants, Class B Warrants and Class C Warrants were traded on the NASDAQ under the “EXEEW”, “EXEEZ” and “EXEEL” trading symbols, respectively. The Warrants expired on February 9, 2026 and are no longer listed for trading. More information on our common stock and Warrants can be found in Note 10 of the notes to our consolidated financial statements included in Item 8 of Part II of this report.

Dividends
In March 2022, we adopted a variable return program that resulted in the payment of an additional variable dividend equal to the sum of Adjusted Free Cash Flow from the prior quarter less the base quarterly dividend, multiplied by 50%. Effective for 2025, we prioritized paying a base dividend per share and provided for annual net debt reduction prior to additional shareholder returns such as additional dividend payments or share repurchases. The declaration and payment of any future dividend is subject to the approval of our Board of Directors in its discretion. For additional information on our dividends, see Note 10 of the notes to our consolidated financial statements included in Item 8 of Part II of this report.

Repurchases of Equity Securities; Unregistered Sales of Equity Securities and Use of Proceeds
On October 22, 2024 our Board of Directors authorized repurchases of up to $1.0 billion, in aggregate, of the Company’s common stock and/or warrants under a share repurchase program. The repurchase authorization permits repurchases on a discretionary basis subject to market conditions, obtaining required internal approvals, applicable legal requirements, available liquidity, compliance with the Company’s debt agreements and other appropriate factors. We did not repurchase any shares of our common stock during the quarter ended December 31, 2025. As of December 31, 2025, the approximate dollar value of shares that may yet be purchased under the share repurchase program was $900 million.

Stockholders
As of February 11, 2026, there were approximately 1,244 holders of record of our common stock.

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
Expand Energy is the largest independent natural gas producer in the U.S., based on net daily production, and is focused on responsibly developing an abundant supply of natural gas, oil and NGL to expand energy access for all. Our operations are located in Louisiana and Texas in the Haynesville and Bossier Shales (“Haynesville”), in Pennsylvania in the Marcellus Shale (“Northeast Appalachia”) and in West Virginia and Ohio in the Marcellus and Utica Shales (“Southwest Appalachia”).
Our strategy is to create resilient shareholder value through the responsible development of our significant resource plays while continuing to be a leading provider of natural gas to growing markets. We continue to focus on improving margins through operating efficiencies, marketing and commercial efforts and financial discipline and improving our safety and sustainability performance. To accomplish these goals, we plan to allocate our human resources and capital expenditures to projects we believe offer the highest cash return on capital invested, to deploy leading drilling and completion technology throughout our portfolio, and to take advantage of acquisition and divestiture opportunities to strengthen our portfolio. We also intend to continue to invest in projects designed to reduce the environmental impact of our production activities.
Additionally, we aim to be conscientious in our efforts and how they will shape our approach to sustainability for the future and have established the following goals:
•Net zero (Scope 1 and 2) greenhouse gas emissions by 2035.
•Maintain 100% responsibly sourced gas (RSG) certification across our portfolio.

Recent and Significant Developments
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
Issuance of Senior Notes and Senior Notes Repayment
In December 2024, we completed our underwritten public offering of $750 million aggregate principal amount of our 5.70% Senior Notes due 2035 (the “2035 Notes”). Additionally, we announced an offer to purchase for cash, any and all of our outstanding 2026 Notes (the “Tender Offer”). Upon expiration of the Tender Offer, approximately 91%, or $453 million, of the 2026 Notes were validly tendered and not validly withdrawn. In a separate transaction during the fourth quarter of 2024, we redeemed all of the $304 million aggregate principal of the SWN 2028 Notes for approximately $312 million, which included an $8 million premium to call the notes.
In January 2025, the $389 million aggregate principal of the SWN 2025 Notes was repaid and terminated with cash on hand and borrowings on the Prior Credit Facility. Additionally, in March 2025, we redeemed the remaining $47 million aggregate principal of the 2026 Notes with cash on hand. During 2025, we also redeemed approximately $103 million of our 6.750% Senior Notes due 2029, approximately $60 million of our 5.875% Senior Notes due 2029 and approximately $62 million of our 5.375% Senior Notes due 2029 through open market repurchases using cash on hand. See Note 4 of the notes to our consolidated financial statements included in Item 8 of Part II of this report for further discussion.

Shareholder Returns
In October 2024, our Board of Directors authorized the Company to repurchase up to $1.0 billion, in aggregate, of the Company’s common stock and/or warrants. In 2025, we prioritized paying the base dividend of $2.30 per share and $1.0 billion of annual net debt reduction, with 75% of the remaining free cash flow distributed, as market conditions warranted, through share repurchases and additional dividend payments. During 2025, we made dividend payments of $765 million, repurchased 0.9 million shares for an aggregate price of $100 million, reduced the principal amount of our debt through senior notes repayments as noted above, and increased our cash on hand. See Note 10 of the notes to our consolidated financial statements included in Item 8 of Part II of this report for further discussion on our dividend payments and share repurchases. In 2026, the Company will continue to prioritize debt reduction while continuing to effectively return cash to shareholders.
Economic and Market Conditions

Geopolitical risk and policy uncertainty continue to drive volatility in natural gas, oil and NGL prices, while macroeconomic headwinds in key consuming countries could impact global growth prospects, potentially affecting supply and demand for energy commodities. Domestically, the natural gas market balance has tightened through 2027 as robust demand, primarily driven by seasonal weather-driven consumption patterns and increasing structural demand gains from LNG, power generation, and industrials, has put upward pressure and additional volatility on near-term pricing. Our future estimated cash flow is partially protected from commodity price volatility due to our current hedge positions that provide a floor price on over 60% of our projected gas volumes through the end of 2026 with significant upside participation via costless collars and three-way collars. For the foreseeable future, we believe our operational flexibility, cost structure and liquidity position will enable us to successfully navigate continued price volatility.

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
Management Changes

On February 6, 2026, the Board of Directors of the Company appointed Mr. Wichterich, Chairman of the Board, as Interim President and Chief Executive Officer, replacing Domenic J. Dell’Osso, Jr., effective immediately. In connection with his separation, Mr. Dell’Osso also resigned from the Board of Directors, effective immediately. Mr. Dell’Osso will serve as an external advisor for a period of time.

Liquidity and Capital Resources
Liquidity Overview
Our primary sources of capital resources and liquidity are internally generated cash flows from operations and borrowings under our 2025 Credit Facility, and our primary uses of cash are for the development of our natural gas and oil properties, acquisitions of additional natural gas and oil properties, repayments of debt and return of value to stockholders through dividends and equity repurchases. If needed, we also have the ability to issue equity or debt securities through public offerings or private placements. We believe our cash flow from operations, cash on hand and unused borrowing capacity under the 2025 Credit Facility, as discussed below, will provide sufficient liquidity during the next 12 months and the foreseeable future. As of December 31, 2025, we had $4.1 billion of liquidity available, including $616 million of cash on hand and $3.5 billion of aggregate unused borrowing capacity available under the 2025 Credit Facility. As of December 31, 2025, we had no outstanding borrowings under our 2025 Credit Facility.
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
Dividends
On February 17, 2026, we declared a base quarterly dividend payable of $0.575 per share, which will be paid on March 26, 2026 to stockholders of record at the close of business on March 5, 2026. See Note 10 of the notes to our consolidated financial statements included in Item 8 of Part II of this report for further discussion.
The declaration and payment of any future dividend, whether fixed or variable, will remain at the full discretion of the Board of Directors and will depend on the Company’s financial results, cash requirements, future prospects and other relevant factors. The Company’s ability to pay dividends to its stockholders is restricted by (i) Oklahoma corporate law, (ii) its Certificate of Incorporation, (iii) the terms and provisions of the Credit Agreement and (iv) the terms and provisions of the Indentures governing our senior notes. See Note 4 of the notes to our consolidated financial statements included in Item 8 of Part II of this report for further discussion of our debt obligations.
Derivative and Hedging Activities
Our results of operations and cash flows are impacted by changes in market prices for natural gas, oil and NGL. We enter into various derivative instruments to mitigate a portion of our exposure to commodity price declines, but these transactions may also limit our cash flows in periods of rising commodity prices. Our natural gas, oil and NGL derivative activities, when combined with our sales of natural gas, oil and NGL, allow us to better predict the total revenue we expect to receive. See Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in Part II of this report for further discussion on the impact of commodity price risk on our financial position.
Shelf Registration
We have a universal shelf registration statement on file with the SEC, as a “well-known seasoned issuer” as defined in Rule 405 under the Securities Act of 1933, as amended (the “Securities Act”), under which we have the ability to issue and sell an indeterminate amount of various types of debt and equity securities. The specific terms of any securities to be sold will be described in supplemental filings with the SEC. There were no sales of such securities during the year ended December 31, 2025. Our shelf registration statement will expire in November 2027.

Contractual Obligations and Off-Balance Sheet Arrangements
As of December 31, 2025, our material contractual obligations include repayment of senior notes, derivative obligations, asset retirement obligations, lease obligations, undrawn letters of credit and various other commitments we enter into in the ordinary course of business that could result in future cash obligations. In addition, we have contractual commitments with midstream companies and pipeline carriers for future gathering, processing and transportation of natural gas to move certain of our production to market. The estimated gross undiscounted future commitments under these agreements were approximately $9.6 billion as of December 31, 2025. As discussed above, we believe our existing sources of liquidity will be sufficient to fund our near and long-term contractual obligations. See Notes 4, 5, 7, 13 and 16 of the notes to our consolidated financial statements included in Item 8 of Part II of this report for further discussion.
Credit Facility
On September 30, 2025, we entered into the Credit Agreement, which matures in September 2030. The 2025 Credit Facility provides for aggregate commitments of $3.5 billion, with a $1.0 billion sublimit available for the issuance of letters of credit and a $100 million sublimit available for swingline loans. Borrowings under the Credit Agreement may be alternate base rate loans or term SOFR loans, at the Company’s election. As of December 31, 2025, we had $3.5 billion available for borrowings under the 2025 Credit Facility. See Note 4 of the notes to our consolidated financial statements included in Item 8 of Part II of this report for further discussion.

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
Capital Expenditures
For the year ending December 31, 2026, we currently expect to complete and turn in line 205 to 235 gross wells utilizing approximately 11 to 12 rigs and plan to invest between approximately $2.75 – $2.95 billion in capital expenditures. We currently plan to fund our 2026 capital program through cash on hand, expected cash flow from our operations and borrowings under our 2025 Credit Facility. We may alter or change our plans with respect to our capital program and expected capital expenditures based on developments in our business, our financial position, our industry or any of the markets in which we operate.

Sources and (Uses) of Cash and Cash Equivalents
The following table presents the sources and uses of our cash and cash equivalents for the periods presented:

	Years Ended December 31,
	2025	2024	2023
Cash provided by operating activities	$4,575	$1,565	$2,380
Proceeds from divestitures of property and equipment	70	21	2,533
Receipts of deferred consideration	116	166	—
Proceeds from issuance of senior notes, net	—	747	—
Proceeds from warrant exercise	24	3	—
Capital expenditures	(2,736)	(1,557)	(1,829)
Contributions to investments	(14)	(75)	(231)
Payments on Prior Credit Facility, net	—	—	(1,050)
Business combination, net	—	(459)	—
Property acquisitions	(195)	—	—
Cash paid to purchase debt	(663)	(767)	—
Debt issuance and other financing costs	(11)	(11)	—
Cash paid to repurchase and retire common stock	(100)	—	(355)
Cash paid for common stock dividends	(765)	(388)	(487)
Other	—	(3)	—
Net increase (decrease) in cash, cash equivalents and restricted cash	$301	$(758)	$961
Cash Flow from Operating Activities
Cash provided by operating activities was $4.58 billion, $1.57 billion and $2.38 billion during the years ended December 31, 2025, 2024 and 2023, respectively. The increase in 2025 is primarily due to increased sales volumes, including those related to the Southwestern Merger, as well as higher prices for the natural gas we sold. The decrease in 2024 is primarily due to lower prices for the natural gas, oil and NGL we sold. Cash flows from operations are largely affected by the same factors that affect our net income, excluding various non-cash items, such as depreciation, depletion and amortization, certain impairments, gains or losses on sales of assets, deferred income taxes and mark-to-market changes in our open derivative instruments. See further discussion below under Results of Operations.
Proceeds from Divestitures of Property and Equipment
In 2025, we sold a portion of our Oklahoma City campus as well as certain minor leasehold positions. In 2023, we sold our Eagle Ford assets through three separate transactions resulting in total cash proceeds of $2.5 billion after customary post-closing adjustments. See Note 2 of the notes to our consolidated financial statements included in Item 8 of Part II of this report for further discussion.

Receipts of Deferred Consideration

During the years ended December 31, 2025 and 2024, we received $116 million and $166 million, respectively, in deferred consideration associated with our Eagle Ford divestiture transactions. See Note 2 of the notes to our consolidated financial statements included in Item 8 of Part II of this report for further discussion.

Proceeds from Issuance of Senior Notes, net

In 2024, we completed our underwritten public offering of $750 million aggregate principal amount of our 5.70% Senior Notes due 2035. See Note 4 of the notes to our consolidated financial statements included in Item 8 of Part II of this report for further discussion.

Capital Expenditures
Our capital expenditures during the year ended December 31, 2025 increased compared to the year ended December 31, 2024, primarily as a result of increased drilling and completion activity within our operating areas, including those related to the Southwestern Merger. Our capital expenditures during the year ended December 31, 2024 decreased compared to the year ended December 31, 2023, primarily as a result of decreased drilling and completion activity within our Northeast Appalachia and Haynesville operating areas, as well as reduced activity in Eagle Ford due to our Eagle Ford divestitures. During the year ended December 31, 2025, our average operated rig count was 11 rigs and 188 spud wells, compared to an average operated rig count of 9 rigs and 133 spud wells in the year ended December 31, 2024 and 11 rigs and 193 spud wells in the year ended December 31, 2023. We completed 272 operated wells in the year ended December 31, 2025 compared to 81 in the year ended December 31, 2024 and 166 in the year ended December 31, 2023.
Contributions to Investments
During the year ended December 31, 2025, contributions to investments primarily related to capitalized interest on our investment with Momentum Sustainable Ventures LLC. During the years ended December 31, 2024 and 2023, contributions to investments primarily consisted of contributions to our investment with Momentum Sustainable Ventures LLC to build a new natural gas gathering pipeline and carbon capture project, the NG3 pipeline. In October 2025, the NG3 pipeline was placed in service and began gathering operations. See Note 15 of the notes to our consolidated financial statements included in Item 8 of Part II of this report for additional information.
Payments on Prior Credit Facility, net
During the year ended December 31, 2023, we made net repayments of $1.05 billion on the Prior Credit Facility, utilizing a portion of the proceeds from the Eagle Ford divestitures and internally generated cash provided by operating activities.
Business Combination, net
In connection with the completion of the Southwestern Merger during 2024, we terminated Southwestern’s existing credit facility, with all loan amounts and other obligations outstanding thereunder repaid in full and all commitments thereunder extinguished, for approximately $585 million utilizing cash on hand as well as the cash assumed from Southwestern. See Note 2 of the notes to our consolidated financial statements included in Item 8 of Part II of this report for further discussion of this acquisition.
Property Acquisitions
Property acquisitions during the year ended December 31, 2025 primarily related to undeveloped leasehold acquired in Haynesville and Southwest Appalachia.
Cash Paid to Purchase Debt
In 2025, the $389 million aggregate principal of the SWN 2025 Notes was repaid and terminated upon maturity with cash on hand and borrowings under the Prior Credit Facility, of which the Prior Credit Facility borrowings were subsequently repaid. Additionally, we redeemed the remaining $47 million aggregate principal of the 2026 Notes using cash on hand. We also redeemed approximately $103 million of our 6.750% Senior Notes due 2029, approximately $60 million of our 5.875% Senior Notes due 2029 and approximately $62 million of our 5.375% Senior Notes due 2029 through open market repurchases using cash on hand.
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

Cash Paid to Repurchase and Retire Common Stock
On October 22, 2024, our Board of Directors authorized repurchases of up to $1.0 billion, in aggregate, of the Company’s common stock and/or warrants under a share repurchase program. During 2025, we repurchased 0.9 million shares for an aggregate price of $100 million. We did not repurchase any shares during 2024. During 2023, we repurchased 4.4 million shares of our common stock for an aggregate cost of approximately $355 million. The repurchased shares of common stock were retired and recorded as a reduction to common stock and retained earnings. See Note 10 of the notes to our consolidated financial statements included in Item 8 of Part II of this report for further discussion.
Cash Paid for Common Stock Dividends
As part of our dividend program, we paid common stock dividends of $765 million, $388 million and $487 million during the years ended December 31, 2025, 2024 and 2023, respectively. See Note 10 of the notes to our consolidated financial statements included in Item 8 of Part II of this report for further discussion.

Results of Operations
Year ended December 31, 2025 compared to the year ended December 31, 2024
Below is a discussion of changes in our results of operations for 2025 compared to 2024. The results of operations discussed below include amounts pertaining to Southwestern after the merger closed on October 1, 2024. A discussion of changes in our results of operations for 2024 compared to 2023 has been omitted from this Form 10-K, but may be found in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Form 10-K for the year ended December 31, 2024 as filed with the SEC on February 26, 2025.
Natural Gas, Oil and NGL Production and Average Sales Prices

	Year Ended December 31, 2025
	Natural Gas		Oil		NGL		Total
	MMcf per day	$/Mcf	MBbl per day	$/Bbl	MBbl per day	$/Bbl	MMcfe per day	$/Mcfe
Haynesville	3,000	3.17	—	—	—	—	3,000	3.17
Northeast Appalachia	2,624	2.99	—	—	—	—	2,624	2.99
Southwest Appalachia	976	3.08	16	54.47	81	24.48	1,559	3.76
Total	6,600	3.08	16	54.47	81	24.48	7,183	3.23

Average NYMEX Price		3.43		64.81
Average Realized Price (including realized derivatives)		3.16		55.60		24.30		3.30

	Year Ended December 31, 2024
	Natural Gas		Oil		NGL		Total
	MMcf per day	$/Mcf	MBbl per day	$/Bbl	MBbl per day	$/Bbl	MMcfe per day	$/Mcfe
Haynesville	1,532	2.14	—	—	—	—	1,532	2.14
Northeast Appalachia	1,809	1.88	—	—	—	—	1,809	1.88
Southwest Appalachia	270	2.42	3	60.41	21	27.44	417	3.42
Total	3,611	2.03	3	60.41	21	27.44	3,758	2.16

Average NYMEX Price		2.27		75.72
Average Realized Price (including realized derivatives)		2.75		61.04		26.91		2.84

Natural Gas, Oil and NGL Sales

	Year Ended December 31, 2025
	Natural Gas	Oil	NGL	Total
Haynesville	$3,477	$—	$—	$3,477
Northeast Appalachia	2,860	—	—	2,860
Southwest Appalachia	1,096	319	724	2,139
Total natural gas, oil and NGL sales	$7,433	$319	$724	$8,476

	Year Ended December 31, 2024
	Natural Gas	Oil	NGL	Total
Haynesville	$1,205	$—	$—	$1,205
Northeast Appalachia	1,242	—	—	1,242
Southwest Appalachia	239	69	214	522
Total natural gas, oil and NGL sales	$2,686	$69	$214	$2,969

Natural gas, oil and NGL sales in 2025 increased $5,507 million compared to 2024. Increased volumes across all of our operating areas, which were primarily driven by the Southwestern Merger, resulted in a $3,476 million increase. Higher average natural gas prices also drove a $2,031 million increase in 2025.

Production Expenses

	Years Ended December 31,
	2025		2024
		$/Mcfe		$/Mcfe
Haynesville	$297	0.27	$170	0.30
Northeast Appalachia	163	0.17	97	0.15
Southwest Appalachia	175	0.31	49	0.32
Total production expenses	$635	0.24	$316	0.23
Production expenses in 2025 increased $319 million compared to 2024. The increases were primarily related to the Southwestern Merger and increased volumes across all of our operating areas.

Gathering, Processing and Transportation Expenses (“GP&T”)

	Years Ended December 31,
	2025		2024
		$/Mcfe		$/Mcfe
Haynesville	$800	0.73	$326	0.58
Northeast Appalachia	838	0.87	507	0.77
Southwest Appalachia	738	1.30	202	1.33
Total GP&T	$2,376	0.91	$1,035	0.75
Gathering, processing and transportation expenses in 2025 increased $1,341 million compared to 2024. These increases were primarily related to the Southwestern Merger and increased volumes and rates across all of our operating areas.

Severance and Ad Valorem Taxes

	Years Ended December 31,
	2025		2024
		$/Mcfe		$/Mcfe
Haynesville	$69	0.06	$60	0.11
Northeast Appalachia	32	0.03	15	0.02
Southwest Appalachia	92	0.16	22	0.14
Total severance and ad valorem taxes	$193	0.07	$97	0.07
Severance and ad valorem taxes in 2025 increased $96 million compared to 2024. The increase was primarily related to a $103 million increase due to the Southwestern Merger, which impacted each of our operating areas. The increase due to the Southwestern Merger was partially offset by a decrease in the Haynesville statutory severance tax rate, which resulted in a per unit decrease.

Gain (Loss) on Derivatives

	Years Ended December 31,
	2025	2024
Natural gas derivatives - realized gains	$188	$919
Natural gas derivatives - unrealized gains (losses)	354	(951)
Total gains (losses) on natural gas derivatives	$542	$(32)

Oil derivatives - realized gains	$6	$1
Oil derivatives - unrealized losses	(2)	(3)
Total gains (losses) on oil derivatives	$4	$(2)

NGL derivatives - realized losses	$(5)	$(4)
NGL derivatives - unrealized gains (losses)	9	(13)
Total gains (losses) on NGL derivatives	$4	$(17)

Contingent consideration - realized gains	$—	$25
Contingent consideration - unrealized losses	—	(12)
Total gains on contingent consideration	$—	$13
Total gains (losses) on derivatives	$550	$(38)
See Note 13 of the notes to our consolidated financial statements included in Item 8 of Part II of this report for a complete discussion of our derivative activity.
Marketing Revenues and Expenses

	Years Ended December 31,
	2025	2024
Marketing revenues	$3,163	$1,290
Marketing expenses	3,160	1,310
Marketing margin	$3	$(20)
Marketing revenues and expenses increased in 2025 compared to 2024 as a result of increased marketing activities primarily driven by our increased production volumes across all of our operating areas as a result of the Southwestern Merger as well as an increase in natural gas prices.

Exploration Expenses
During 2025, exploration expense of $46 million was primarily the result of $16 million of lease extension payments, $15 million of non-cash impairment charges related to expirations of unproved properties and $14 million of geological and geophysical expense. During 2024, exploration expense of $10 million was primarily the result of $6 million of non-cash impairment charges related to expirations of unproved properties and $3 million of geological and geophysical expense.

General and Administrative Expenses

	Years Ended December 31,
	2025	2024
Total G&A, net	$181	$186
G&A, net per Mcfe	$0.07	$0.14
Total general and administrative expenses, net during 2025 decreased $5 million compared to 2024 as the increase in employee compensation and benefits as a result of the Southwestern Merger was offset by a corresponding increase in allocations and reimbursements due to increased drilling and production activity. The per unit decrease in total general and administrative, net during 2025 compared to 2024 was due to increased production volumes as a result of the Southwestern Merger.

Separation and Other Termination Costs
During 2025 and 2024, we recognized $5 million and $23 million, respectively, of separation and other termination costs related to one-time termination benefits for certain employees.
Depreciation, Depletion and Amortization

	Years Ended December 31,
	2025	2024
DD&A	$2,980	$1,729
DD&A per Mcfe	$1.13	$1.26
The absolute increase in depreciation, depletion and amortization for 2025 compared to 2024 is primarily related to the Southwestern Merger. Depreciation, depletion and amortization per Mcfe decreased for 2025 compared to 2024 primarily due to lower depletion rates on wells acquired in the Southwestern Merger.

Other Operating Expense, Net

	Years Ended December 31,
	2025	2024
Other operating expense, net	$40	$332
During 2025 and 2024, we recognized approximately $57 million and $312 million, respectively, of costs related to the Southwestern Merger, which included employee expenses, legal fees, consulting fees and financial advisory fees. In 2025, the costs related to the Southwestern Merger were partially offset by favorable legal settlements. In 2024, approximately $148 million of the Southwestern Merger costs were related to employee expenses.

Interest Expense

	Years Ended December 31,
	2025	2024
Interest expense on debt	$295	$181
Amortization of premium, discount, issuance costs and other	4	(7)
Capitalized interest	(64)	(51)
Total interest expense	$235	$123

The increase in total interest expense for 2025 compared to 2024, was primarily due to our assumption of Southwestern’s Senior Notes as a result of the Southwestern Merger. Capitalized interest increased during 2025 compared to 2024 primarily as a result of increased capital activity following the completion of the Southwestern Merger. See Note 4 of the notes to our consolidated financial statements included in Item 8 of Part II of this report for additional discussion.

Income Tax Expense (Benefit)

We recorded income tax expense of $463 million in 2025. Of this amount, $15 million is related to current federal and state income taxes, and the remainder is related to deferred federal and state income taxes. We recorded an income tax benefit of $127 million in 2024. Of this amount, $4 million is related to current federal and state income taxes, and the remainder is related to deferred federal and state income taxes. See Note 9 of the notes to our consolidated financial statements included in Item 8 of Part II of this report for a discussion of income tax expense (benefit).

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
For the year ended December 31, 2025, natural gas, oil and NGL revenues, excluding any effect of our derivative instruments, were $7,433 million, $319 million, and $724 million, respectively. Based on production, natural gas, oil and NGL revenue for the year ended December 31, 2025 would have increased or decreased by approximately $743 million, $32 million, and $72 million, respectively, for each 10% increase or decrease in prices. As of December 31, 2025, the fair value of our natural gas and oil derivatives were net assets of $305 million and $2 million, respectively. A 10% increase in forward gas prices would decrease the valuation of natural gas derivatives by approximately $525 million, while a 10% decrease would increase the valuation by approximately $533 million. A 10% fluctuation in forward oil prices would not have made a meaningful impact on the valuation of our oil derivatives. This fair value change assumes volatility based on prevailing market parameters at December 31, 2025. See Note 13 of the notes to our consolidated financial statements included in Item 8 of Part II of this report for further information on our open derivative positions.
Interest Rate Risk
Our exposure to interest rate changes relates primarily to borrowings under our 2025 Credit Facility. Interest is payable on borrowings under the 2025 Credit Facility based on floating rates. See Note 4 of the notes to our consolidated financial statements included in Item 8 of Part II of this report for additional information. As of December 31, 2025, we did not have any outstanding borrowings under our 2025 Credit Facility.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Expand Energy Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Expand Energy Corporation and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of operations, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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
The Impact of Proved Developed Natural Gas and Oil Reserves on Proved Natural Gas and Oil Properties, Net
As described in Note 1 to the consolidated financial statements, the Company's property and equipment, net balance was $24.4 billion as of December 31, 2025, and the related depreciation, depletion and amortization expense for the year ended December 31, 2025 was $3.0 billion, both of which substantially related to proved natural gas and oil properties. The Company follows the successful efforts method to account for its natural gas and oil properties. Under this method, all capitalized well costs and leasehold costs of proved natural gas and oil properties are depreciated using the unit-of-production depreciation method based on total estimated proved developed natural gas and oil reserves. As disclosed by management, estimates of natural gas and oil reserves and their values, future production rates, future development costs and commodity pricing differentials are the most significant of management’s estimates. The accuracy of any reserve estimate is a function of the quality of data available and of engineering and geological interpretation and judgment. In addition, estimates of reserves may be revised based on actual production, results of subsequent exploration and development activities, recent commodity prices, operating costs and other factors. The estimates of proved natural gas and oil reserves have been developed by specialists, specifically the Company’s reservoir engineers, and assessed by independent petroleum engineers (together “management’s specialists”).
The principal considerations for our determination that performing procedures relating to the impact of proved developed natural gas and oil reserves on proved natural gas and oil properties, net is a critical audit matter are (i) the significant judgment by management, including the use of management’s specialists, when developing the estimates of proved developed natural gas and oil reserves, which are derived using historical production volumes and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to the data, specifically historical production volumes, methods, and assumptions used by management and its specialists in developing the estimates of proved developed natural gas and oil reserves.

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

/s/ PricewaterhouseCoopers LLP

Oklahoma City, Oklahoma
February 18, 2026

We have served as the Company’s auditor since 1992.

EXPAND ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

($ in millions, except per share data)	December 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$616	$317
Restricted cash	80	78
Accounts receivable, net	1,599	1,226
Derivative assets	264	84
Other current assets	357	292
Total current assets	2,916	1,997
Property and equipment:
Natural gas and oil properties, successful efforts method
Proved natural gas and oil properties	26,606	23,093
Unproved properties	5,478	5,897
Other property and equipment	509	654
Total property and equipment	32,593	29,644
Less: accumulated depreciation, depletion and amortization	(8,278)	(5,362)
Property and equipment held for sale, net	40	—
Total property and equipment, net	24,355	24,282
Long-term derivative assets	47	1
Deferred income tax assets	168	589
Other long-term assets	801	1,025
Total assets	$28,287	$27,894

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$753	$777
Current maturities of long-term debt, net	—	389
Accrued interest	100	100
Derivative liabilities	3	71
Other current liabilities	2,045	1,786
Total current liabilities	2,901	3,123
Long-term debt, net	5,009	5,291
Long-term derivative liabilities	1	68
Asset retirement obligations, net of current portion	688	499
Long-term contract liabilities	975	1,227
Other long-term liabilities	135	121
Total liabilities	9,709	10,329
Contingencies and commitments (Note 5)
Stockholders' equity:
Common stock, $0.01 par value, 450,000,000 shares authorized: 239,249,874 and 231,769,886 shares issued	2	2
Additional paid-in capital	13,746	13,687
Retained earnings	4,830	3,876
Total stockholders' equity	18,578	17,565
Total liabilities and stockholders' equity	$28,287	$27,894

The accompanying notes are an integral part of these consolidated financial statements.

EXPAND ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
($ in millions, except per share data)	2025	2024	2023
Revenues and other:
Natural gas, oil and NGL	$8,476	$2,969	$3,547
Marketing	3,163	1,290	2,500
Gain (loss) on derivatives	550	(38)	1,728
Gains (losses) on sales of assets	(65)	14	946
Total revenues and other	12,124	4,235	8,721
Operating expenses:
Production	635	316	356
Gathering, processing and transportation	2,376	1,035	853
Severance and ad valorem taxes	193	97	167
Exploration	46	10	27
Marketing	3,160	1,310	2,499
General and administrative	181	186	127
Separation and other termination costs	5	23	5
Depreciation, depletion and amortization	2,980	1,729	1,527
Impairments	37	—	—
Other operating expense, net	40	332	18
Total operating expenses	9,653	5,038	5,579
Income (loss) from operations	2,471	(803)	3,142
Other income (expense):
Interest expense	(235)	(123)	(104)
Gains (losses) on purchases, exchanges or extinguishments of debt	4	(1)	—
Other income, net	42	86	79
Total other income (expense)	(189)	(38)	(25)
Income (loss) before income taxes	2,282	(841)	3,117
Income tax expense (benefit)	463	(127)	698
Net income (loss)	$1,819	$(714)	$2,419
Earnings (loss) per common share:
Basic	$7.67	$(4.55)	$18.21
Diluted	$7.57	$(4.55)	$16.92
Weighted average common shares outstanding (in thousands):
Basic	237,290	156,989	132,840
Diluted	240,370	156,989	142,976
The accompanying notes are an integral part of these consolidated financial statements.

EXPAND ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
($ in millions)	2025	2024	2023
Cash flows from operating activities:
Net income (loss)	$1,819	$(714)	$2,419
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	2,980	1,729	1,527
Deferred income tax expense (benefit)	448	(123)	428
Derivative (gains) losses, net	(550)	38	(1,728)
Cash receipts on derivative settlements, net	189	947	354
Share-based compensation	46	38	33
(Gains) losses on sales of assets	65	(14)	(946)
Contract amortization	(203)	(57)	—
(Gains) losses on purchases, exchanges or extinguishments of debt	(4)	1	—
Other	70	35	18
Changes in assets and liabilities	(285)	(315)	275
Net cash provided by operating activities	4,575	1,565	2,380
Cash flows from investing activities:
Capital expenditures	(2,736)	(1,557)	(1,829)
Property acquisitions	(195)	—	—
Receipts of deferred consideration	116	166	—
Business combination, net	—	(459)	—
Contributions to investments	(14)	(75)	(231)
Proceeds from divestitures of property and equipment	70	21	2,533
Net cash provided by (used in) investing activities	(2,759)	(1,904)	473
Cash flows from financing activities:
Proceeds from Prior Credit Facility	825	20	1,125
Payments on Prior Credit Facility	(825)	(20)	(2,175)
Proceeds from 2025 Credit Facility	165	—	—
Payments on 2025 Credit Facility	(165)	—	—
Proceeds from issuance of senior notes, net	—	747	—
Proceeds from warrant exercise	24	3	—
Debt issuance and other financing costs	(11)	(11)	—
Cash paid to repurchase and retire common stock	(100)	—	(355)
Cash paid to purchase debt	(663)	(767)	—
Cash paid for common stock dividends	(765)	(388)	(487)
Other	—	(3)	—
Net cash used in financing activities	(1,515)	(419)	(1,892)
Net increase (decrease) in cash, cash equivalents and restricted cash	301	(758)	961
Cash, cash equivalents and restricted cash, beginning of period	395	1,153	192
Cash, cash equivalents and restricted cash, end of period	$696	$395	$1,153

Cash and cash equivalents	$616	$317	$1,079
Restricted cash	80	78	74
Total cash, cash equivalents and restricted cash	$696	$395	$1,153
The accompanying notes are an integral part of these consolidated financial statements.

EXPAND ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
($ in millions)	Shares	Amount
Balance as of December 31, 2022	134,715,094	$1	$5,724	$3,399	$9,124
Share-based compensation	214,684	—	31	—	31
Issuance of common stock for warrant exercise	221,952	—	—	—	—
Issuance of reserve common stock and warrants	12,089	—	—	—	—
Repurchase and retirement of common stock	(4,373,883)	—	(1)	(357)	(358)
Net income	—	—	—	2,419	2,419
Dividends on common stock	—	—	—	(487)	(487)
Balance as of December 31, 2023	130,789,936	$1	$5,754	$4,974	$10,729
Issuance of common stock for Southwestern Merger	95,700,325	1	7,888	—	7,889
Share-based compensation	727,799	—	42	—	42
Issuance of common stock for warrant exercise	4,083,103	—	3	—	3
Issuance of reserved common stock and warrants	468,723	—	—	—	—
Net loss	—	—	—	(714)	(714)
Dividends on common stock	—	—	—	(384)	(384)
Balance as of December 31, 2024	231,769,886	$2	$13,687	$3,876	$17,565
Share-based compensation	538,885	—	35	—	35
Issuance of common stock for warrant exercise	7,497,509	—	24	—	24
Issuance of reserved common stock and warrants	295,255	—	—	—	—
Repurchase and retirement of common stock	(851,661)	—	—	(100)	(100)
Net income	—	—	—	1,819	1,819
Dividends on common stock	—	—	—	(765)	(765)
Balance as of December 31, 2025	239,249,874	$2	$13,746	$4,830	$18,578

The accompanying notes are an integral part of these consolidated financial statements.

EXPAND ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Summary of Significant Accounting Policies
Description of Company
On October 1, 2024, Chesapeake Energy Corporation (“Chesapeake”) changed its name to Expand Energy Corporation ("Expand Energy," “we,” “our,” “us” or the "Company") in connection with the Southwestern Merger, further discussed in Note 2. Following the Southwestern Merger, Expand Energy is the largest natural gas producer in the U.S., based on net daily production, and is focused on responsibly developing an abundant supply of natural gas, oil and NGL to expand energy access for all. We have operations in Louisiana, Texas, Pennsylvania, West Virginia and Ohio, with all of our operations located onshore in the United States.
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
This Annual Report on Form 10-K (this “Form 10-K”) relates to our financial position as of December 31, 2025 and as of December 31, 2024, and our results of operations for the year ended December 31, 2025, the year ended December 31, 2024 and the year ended December 31, 2023. For the time periods covered by this Form 10-K, we did not have any changes or items impacting other comprehensive income.
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

EXPAND ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Restricted Cash
As of December 31, 2025, we had restricted cash of $80 million. Our restricted cash represents funds restricted for payment of certain royalties pending the outcome of competing ownership claims for certain minerals, as well as for payment of certain convenience class unsecured claims.
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
When circumstances indicate that the carrying value of proved natural gas and oil properties may not be recoverable, we compare unamortized capitalized costs to the expected undiscounted pre-tax future cash flows for the associated assets grouped at the lowest level for which identifiable cash flows are independent of cash flows of other assets. If the expected undiscounted pre-tax future cash flows, based on our estimate of future natural gas and crude oil prices, operating costs, anticipated production from proved reserves and other relevant data, are lower than the unamortized capitalized costs, the capitalized costs are reduced to fair value. Fair value is generally estimated using the income approach described in the ASC 820, Fair Value Measurements. If applicable, we utilize prices and other relevant information generated by market transactions involving assets and liabilities that are identical or comparable to the item being measured as the basis for determining fair value. The expected future cash flows used for impairment reviews and related fair value measurements are typically based on judgmental

EXPAND ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
assessments of commodity prices, pricing adjustments for differentials, operating costs, capital investment plans, future production volumes, and estimated proved reserves, considering all available information at the date of review. These assumptions are applied to develop future cash flow projections that are then discounted to estimated fair value, using a market-based weighted average cost of capital. We have classified these fair value measurements as Level 3 in the fair value hierarchy. Additionally, we evaluate the carrying value of our unproved properties and record impairment based on time or geologic factors. Factors such as drilling results, reservoir performance, seismic interpretation, lease expiration dates or future plans to develop acreage is utilized in our evaluation of unproved properties. When unproved properties are deemed to be impaired, this amount is reported in exploration expenses in our consolidated statements of operations.
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
Assets Held for Sale
We may market certain non-core natural gas and oil assets or other properties for sale. At the end of each reporting period, we evaluate if these assets should be classified as held for sale. The held for sale criteria includes the following: management commits to a plan to sell, the asset is available for immediate sale, an active program to locate a buyer exists, the sale of the asset is probable and expected to be completed within a year, the asset is actively being marketed for sale and that it is unlikely that significant changes to the plan will be made. If each of the criteria are met, then the assets and associated liabilities are classified as held for sale. Additionally, once assets are classified as held for sale, we cease depreciation on those related assets. See Note 14 for further discussion of other property and equipment.
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
Accounts Payable
Included in accounts payable as of December 31, 2025 are liabilities of approximately $58 million, representing the amount by which checks issued, but not yet presented to our banks for collection, exceeded balances in applicable bank accounts.
Debt Issuance Costs
Costs associated with the arrangement of our credit facility are included in other long-term assets and are amortized over the life of the facility using the straight-line method. As of December 31, 2025, these costs were $22 million. Costs associated with the issuance of the senior notes are included in long-term debt and the remaining unamortized issuance costs are amortized over the life of the senior notes using the straight-line method. Unamortized issuance costs associated with our senior notes as of December 31, 2025 totaled $8 million.

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
Generally our commodity sales contracts are less than 12 months in duration, however in certain cases we have long-term commodity sales contracts based on market prices at the time of delivery. With these long-term contracts, the transaction price is variable and determined as physical delivery occurs. As such, we have applied the practical expedient allowed in ASC 606 and do not disclose the aggregate amount of the transaction price allocated to performance obligations or when we expect to recognize revenues that are unsatisfied as of the end of the reporting period.

EXPAND ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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
Derivatives
Derivative instruments are recorded at fair value, and changes in fair value are recognized currently in earnings unless specific hedge accounting criteria are followed. As of December 31, 2025, none of our open derivative instruments were designated as cash flow hedges.
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
To the extent compensation expense relates to employees directly involved in the acquisition of natural gas and oil leasehold and development activities, these amounts are capitalized to natural gas and oil properties. Amounts not capitalized to natural gas and oil properties are generally recognized as general and administrative expense, production expense, marketing expense, or exploration expense, based on the employees involved in those activities. See Note 11 for further discussion of share-based compensation.
Recently Issued Accounting Standards
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. ASU 2025-11 clarifies interim disclosure requirements and the applicability of Topic 270. Additionally, ASU 2025-11 includes a disclosure principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. This ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. We are evaluating the impact this ASU will have on our disclosures.
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

EXPAND ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 intends to provide investors with additional information about an entity’s income taxes by requiring disclosure of items such as disaggregation of the effective tax rate reconciliation as well as information regarding income taxes paid. This ASU is effective beginning with this annual report on Form 10-K and we have applied the updates retrospectively to impacted disclosures. See Note 9 for further discussion on our income taxes and Note 17 for additional information on income taxes paid.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segments Disclosures. Under ASU 2023-07, the scope and frequency of segment disclosures is increased to provide investors with additional detail about information utilized by an entity’s CODM, including information about significant segment expenses. This ASU was effective for annual reporting beginning with our 2024 Form 10-K and for interim periods beginning with our quarterly report on Form 10-Q for the first quarter of 2025. See Note 18 for further discussion on our segment reporting.

We consider the applicability and impact of all ASUs. ASUs not listed above were evaluated and determined to either be not applicable, already adopted and disclosed or not material upon adoption.

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

On October 1, 2024, the Southwestern Merger was completed, and we issued approximately 95.7 million shares of our common stock to Southwestern’s shareholders in connection with the Merger Agreement. Under the terms of the Merger Agreement, subject to certain exceptions, each share of Southwestern common stock was converted into the right to receive 0.0867 of a share of the Company’s common stock. Based on the closing price of our common stock, the total value of the shares of our common stock issued to Southwestern’s shareholders was approximately $7.9 billion. During 2025, we recognized approximately $57 million of costs related to the Southwestern Merger, which primarily consisted of employee expenses. During 2024, we recognized approximately $312 million of costs related to the Southwestern Merger, which included $148 million related to employee expenses and the remainder of the costs relating to transaction fees, consulting and legal fees and other fees related to the transaction. These acquisition-related costs are included within other operating expense, net within our consolidated statements of operations. The Southwestern Merger was structured as a tax-free reorganization for United States federal income tax purposes.

Southwestern Merger Purchase Price Allocation

We have accounted for the Southwestern Merger as a business combination, using the acquisition method, with Expand Energy (formerly Chesapeake) treated as the accounting acquirer. During 2025, we finalized the acquisition accounting for this transaction. The following table represents the allocation of the total purchase price of Southwestern to the identifiable assets acquired and the liabilities assumed based on the fair values as of the acquisition date.

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
Combined Pro Forma Financial Information
As the Southwestern Merger closed on October 1, 2024, all activity in 2025 is included in our consolidated statements of operations. The following unaudited pro forma financial information is based on our historical consolidated financial statements adjusted to reflect as if the Southwestern Merger and the divestiture of our Eagle Ford assets had each occurred on January 1, 2023. The information below reflects pro forma adjustments based on available information and certain assumptions that we believe are reasonable, including the estimated tax impact of the pro forma adjustments.

	Years Ended December 31,
	2024	2023
Revenues	$8,193	$14,247
Net income (loss) available to common stockholders	$(607)	$3,852
Earnings (loss) per common share:
Basic	$(2.65)	$16.86
Diluted	$(2.65)	$16.14

Eagle Ford Divestitures
During 2023, we divested our Eagle Ford assets through three separate transactions (“the Eagle Ford divestiture transactions”), for approximately $3.5 billion, subject to customary post-closing adjustments. In each of these transactions, we received a portion of the purchase price upon closing, subject to customary post-closing adjustments, with the remainder of the purchase price recorded as deferred consideration and treated as a non-interest-bearing note to be paid in installments in up to the following four years following the close of the transaction. The deferred consideration is recorded at fair value with an imputed rate of interest as a Level 2 input, and approximately $114 million and $114 million of the deferred consideration is reflected within other current assets and approximately $91 million and $188 million of the deferred consideration is reflected within other long-term assets on the consolidated balance sheets as of December 31, 2025 and December 31, 2024, respectively. Additionally, during 2024, we received a contingent payment of $25 million related to one of the Eagle Ford divestiture transactions, based upon the average NYMEX prices during the year following the close of the transaction. These installment payments are recorded as receipts of deferred consideration in our consolidated statements of cash flows. The contingent payment noted above was recorded as cash receipts on derivative settlements, net in our consolidated statements of cash flows. The Eagle Ford divestiture transactions, resulted in an aggregate gain of approximately $947 million, inclusive of post-closing adjustments, based on the difference between the carrying value of the assets and consideration received.
During the years ended December 31, 2025, 2024 and 2023, we amortized approximately $19 million, $31 million and $24 million, respectively, related to the deferred consideration from the Eagle Ford divestiture transactions described above. The deferred consideration amortization is recorded within other income, net, in our consolidated statements of operations.

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
The reconciliations between basic and diluted earnings (loss) per share are as follows:

	Years Ended December 31,
	2025	2024	2023
Numerator
Net income (loss) available to common stockholders, basic and diluted	$1,819	$(714)	$2,419

Denominator (in thousands)
Weighted average common shares outstanding, basic	237,290	156,989	132,840
Effect of potentially dilutive securities
Warrants	2,670	—	9,750
Restricted stock units	372	—	338
Performance share units	38	—	48
Weighted average common shares outstanding, diluted	240,370	156,989	142,976

Earnings per common share:
Basic	$7.67	$(4.55)	$18.21
Diluted	$7.57	$(4.55)	$16.92

During the years ended December 31, 2025, 2024 and 2023, the diluted earnings (loss) per share calculation excludes the effect of 13,391, 308,646 and 777,369 reserved shares of common stock and 25,015, 582,109 and 1,466,502 reserved Class C Warrants related to the settlement of General Unsecured Claims associated with the Chapter 11 Cases, as all necessary conditions had not been met for such shares to be considered dilutive shares during the years ended December 31, 2025, 2024 and 2023, respectively. Additionally, the diluted loss per share calculation during the year ended December 31, 2024 excludes the antidilutive effect of 9,058,361 Warrants, 315,318 RSUs and 86,421 PSUs.

EXPAND ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4.	Debt
Our long-term debt consisted of the following as of December 31, 2025 and 2024:

	December 31, 2025		December 31, 2024
	Carrying Amount	Fair Value(a)	Carrying Amount	Fair Value(a)
2025 Credit Facility	$—	$—	$—	$—
Prior Credit Facility	—	—	—	—
4.95% senior notes due 2025(b)	—	—	389	389
5.50% senior notes due 2026	—	—	47	47
5.375% senior notes due 2029(b)	638	639	700	684
5.875% senior notes due 2029	440	441	500	494
6.75% senior notes due 2029	847	852	950	959
5.375% senior notes due 2030(b)	1,200	1,218	1,200	1,174
4.75% senior notes due 2032(b)	1,150	1,137	1,150	1,067
5.70% senior notes due 2035(c)	750	776	750	734
Premiums (discounts) on senior notes, net	(8)	—	4	—
Debt issuance costs	(8)	—	(10)	—
Total debt, net	5,009	5,063	5,680	5,548
Less current maturities of long-term debt, net	—	—	(389)	(389)
Total long-term debt, net	$5,009	$5,063	$5,291	$5,159
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
(c)On December 2, 2024, we issued $750 million of 5.70% senior notes. See further discussion below.
The table below presents debt maturities as of December 31, 2025, excluding debt issuance costs, discounts and premiums:

Total
2029	1,925
2030	1,200
Thereafter	1,900
Total debt	$5,025

EXPAND ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Credit Facility. On September 30, 2025, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) that, as amended, has a maturity date of September 30, 2030 (the “2025 Credit Facility”), with the lenders and issuing banks party thereto from time to time (the “Lenders”), and JPMorgan Chase Bank, N.A., as administrative agent. The 2025 Credit Facility, among other things, extended the maturity date from December 2027 to September 2030, with two one-year extension options available, each subject to the Lenders’ consent, increased the aggregate commitments under the 2025 Credit Facility from $2.5 billion to $3.5 billion with incremental capacity for additional commitments in an amount up to $1.0 billion, subject to the receipt of commitments thereto and certain customary conditions. The Credit Agreement also increased the sublimit available for the issuance of letters of credit from $500 million to $1.0 billion, and increased the sublimit available for swingline loans from $50 million to $100 million. As of December 31, 2025, we had approximately $3.5 billion available for borrowings under the 2025 Credit Facility.

The Credit Agreement contains restrictive covenants that, subject to exceptions customary to investment-grade credit facilities, limit Expand Energy and its subsidiaries’ ability to, among other things: (i) incur priority indebtedness, (ii) enter into mergers; (iii) make or declare dividends; (iv) incur liens; (v) sell all or substantially all of their assets; and (vi) engage in certain transactions with affiliates. The Credit Agreement requires our compliance with an indebtedness to capitalization ratio, which is the ratio of the Company’s total indebtedness to the sum of total indebtedness plus stockholders’ equity (the “Debt to Capitalization Ratio”), not to exceed 65%, tested at the end of each quarter. As of December 31, 2025, we were in compliance with the Debt to Capitalization Ratio.

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

EXPAND ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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
Outstanding Senior Notes. On October 28, 2024, the Company satisfied the “Investment Grade Date” conditions set forth under the Prior Credit Facility (the “Investment Grade Date Event”) and, as a result, entered into supplemental indentures pursuant to which each subsidiary guarantor party thereto was released of all of its obligations under its guarantee of the Company’s obligations under the indenture, dated as of February 5, 2021, among the Issuer, the guarantor party thereto and Deutsche Bank Trust Company Americas, as trustee, that issued the $500 million aggregate principal amount of 5.50% Senior Notes due 2026 (“the 2026 Notes”) and the $500 million aggregate principal amount of 5.875% Senior Notes due 2029 (the “2029 Notes”). Additionally, as a result of receiving such investment grade rating, pursuant to the indenture governing the 2026 Notes and the 2029 Notes, certain restrictive covenants under such indentures are no longer in effect upon the Company.
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

EXPAND ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
In connection with the completion of the Southwestern Merger, on October 1, 2024, the Company entered into (i) Supplemental Indenture No. 3 to the Indenture dated February 5, 2021, by and among Chesapeake Escrow LLC, as issuer, the guarantors signatory thereto and Deutsche Bank Trust Company, as Trustee governing the 2026 Notes and 2029 Notes and (ii) Supplemental Indenture No. 5 to the Indenture dated April 7, 2021, by and among Vine Energy Holdings LLC, the guarantors signatory thereto and Wilmington Trust, National Association, as Trustee governing the Company’s existing 6.75% Senior Notes due 2029 (the “Vine Notes” and together with the 2026 Notes and the 2029 Notes, the “Existing Notes”), in each case to add as guarantors of the Existing Notes, the subsidiaries of Southwestern that guarantee SWN Notes that are described above. As discussed above, on October 28, 2024, each Southwestern subsidiary guarantor was released of all its obligations under its guarantee of the Company’s obligations under each of the indentures governing the Existing Notes in connection with the Investment Grade Date Event.
The 2025 Credit Facility, the SWN Notes and the Existing Notes are the Company’s senior unsecured obligations. Accordingly, they rank (i) equal in right of payment to all existing and future senior unsecured indebtedness, (ii) effectively subordinate in right of payment to all existing and future secured indebtedness, to the extent of the value of the collateral securing such indebtedness, (iii) structurally subordinate in right of payment to all existing and future indebtedness and other liabilities of any future subsidiaries that do not guarantee the 2025 Credit Facility, the SWN Notes and/or Existing Notes and any entity that is not a subsidiary that does not guarantee the 2025 Credit Facility, the SWN Notes and/or Existing Notes and (iv) senior in right of payment to all future subordinated indebtedness.
The Company had no secured debt as of December 31, 2025.
Tender Offer and Senior Notes Repayment
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
In January 2025, the $389 million aggregate principal of SWN 2025 Notes was repaid and terminated with cash on hand and borrowings on the Prior Credit Facility. The borrowings on the Prior Credit Facility were subsequently repaid during the year ended December 31, 2025. In March 2025, we redeemed the remaining $47 million aggregate principal of the 5.50% Senior Notes due 2026 with cash on hand. During the year ended December 31, 2025, we redeemed approximately $103 million of our 6.750% Senior Notes due 2029, approximately $60 million of our 5.875% Senior Notes due 2029 and approximately $62 million of our 5.375% Senior Notes due 2029 through open market repurchases using cash on hand.

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
Commitments
Gathering, Processing and Transportation Agreements
We have contractual commitments with midstream service companies and pipeline carriers for future gathering, processing and transportation of natural gas, oil and NGL to move certain of our production to market. Working interest owners and royalty interest owners, where appropriate, will be responsible for their proportionate share of these costs. Generally, commitments related to gathering, processing and transportation agreements are not recorded as obligations in the accompanying consolidated balance sheets. See Note 2 for further discussion of commitments recorded on our consolidated balance sheets.

EXPAND ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The aggregate undiscounted commitments under our gathering, processing and transportation agreements, excluding any reimbursement from working interest and royalty interest owners, credits for third-party volumes or future costs under cost-of-service agreements, are presented below:

December 31, 2025
2026	$1,428
2027	1,337
2028	1,221
2029	1,019
2030	884
Thereafter	3,683
Total	$9,572
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

EXPAND ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6.	Other Liabilities
Other current liabilities as of December 31, 2025 and 2024 are detailed below:

	December 31, 2025	December 31, 2024
Revenues and royalties due to others	$972	$734
Accrued drilling and production costs	350	296
Accrued compensation and benefits	107	124
Taxes payable	157	142
Operating leases	51	71
Joint interest prepayments received	11	13
Contract liabilities	253	284
Other	144	122
Total other current liabilities	$2,045	$1,786

7.	Leases
We are a lessee under various agreements for drilling rigs, pressure pumping equipment, vehicles, office space, compressors and other equipment under non-cancelable operating leases expiring through 2036. Certain of our lease agreements include options to renew the lease, terminate the lease early or purchase the underlying asset at the end of the lease. We determine the lease term at the lease commencement date as the non-cancelable period of the lease, including options to extend or terminate the lease when we are reasonably certain to exercise the option. The Company’s vehicles are the only leases with renewal options that we are reasonably certain to exercise. The renewals are reflected in the right of use (“ROU”) asset and lease liability balances. Regarding our drilling rigs and pressure pumping equipment, our policy is to treat both lease and non-lease components as a single lease component.
Our operating ROU assets are included in other long-term assets while operating lease liabilities are included in other current and other long-term liabilities on the consolidated balance sheets. Our total lease costs are recognized within proved natural gas and oil properties, production expenses and general and administrative expenses within our consolidated financial statements.
The following table presents our ROU assets and lease liabilities as of December 31, 2025 and 2024. As of December 31, 2025 and 2024, we did not have any finance leases.

	Operating Leases
	December 31, 2025	December 31, 2024
ROU assets	$99	$145

Lease liabilities:
Current lease liabilities	$51	$71
Long-term lease liabilities	48	74
Total lease liabilities, net	$99	$145

EXPAND ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Additional information for the Company’s operating leases is presented below:

	Years Ended December 31,
	2025	2024	2023
Lease cost:
Operating lease cost	$91	$88	$107
Short-term lease cost	45	62	40
Total lease cost	$136	$150	$147

Other information:
Operating cash outflows from operating leases	$32	$13	$10
Investing cash outflows from operating leases	$104	$137	$137

	December 31, 2025	December 31, 2024
Weighted average remaining lease term - operating leases	2.49 years	3.03 years
Weighted average discount rate - operating leases	5.77%	5.99%
Maturity analysis of operating lease liabilities is presented below:

December 31, 2025
2026	$51
2027	34
2028	15
2029	6
2030	—
Thereafter	1
Total lease payments	107
Less imputed interest	(8)
Present value of lease liabilities	99
Less current maturities	(51)
Present value of lease liabilities, less current maturities	$48

EXPAND ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8.	Revenue
The following tables show revenue disaggregated by operating area and product type, for the periods presented:

	Year Ended December 31, 2025
	Natural Gas	Oil	NGL	Total
Haynesville	$3,477	$—	$—	$3,477
Northeast Appalachia	2,860	—	—	2,860
Southwest Appalachia	1,096	319	724	2,139
Natural gas, oil and NGL revenue	$7,433	$319	$724	$8,476

Marketing revenue	$2,889	$132	$142	$3,163

	Year Ended December 31, 2024
	Natural Gas	Oil	NGL	Total
Haynesville	$1,205	$—	$—	$1,205
Northeast Appalachia	1,242	—	—	1,242
Southwest Appalachia	239	69	214	522
Natural gas, oil and NGL revenue	$2,686	$69	$214	$2,969

Marketing revenue	$1,095	$116	$79	$1,290

	Year Ended December 31, 2023
	Natural Gas	Oil	NGL	Total
Haynesville	$1,300	$—	$—	$1,300
Northeast Appalachia	1,483	—	—	1,483
Eagle Ford	70	596	98	764
Natural gas, oil and NGL revenue	$2,853	$596	$98	$3,547

Marketing revenue	$989	$1,332	$179	$2,500

EXPAND ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Major Customers
For the year ended December 31, 2025, we had sales to one purchaser that accounted for 11% of our total revenues (before the effects of hedging). For the year ended December 31, 2024, we had no purchaser that accounted for 10% or greater of our total revenues (before the effects of hedging). For the year ended December 31, 2023, we had sales to two purchasers that accounted for approximately 17% and 10% of total revenues (before the effects of hedging). No other purchasers accounted for more than 10% of our total revenues during the years ended December 31, 2025 or 2023.
Accounts Receivable
Accounts receivable as of December 31, 2025 and 2024 are detailed below:

	December 31, 2025	December 31, 2024
Natural gas, oil and NGL sales	$1,363	$1,028
Joint interest	232	191
Other	18	18
Allowance for doubtful accounts	(14)	(11)
Total accounts receivable, net	$1,599	$1,226

EXPAND ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9.	Income Taxes
The components of the income tax expense (benefit) for each of the periods presented below are as follows:

	Years Ended December 31,
	2025	2024	2023
Current Tax Expense (Benefit)
US Federal	$8	$(1)	$264
US State and Local	7	(3)	6
Total Current Tax Expense (Benefit)	15	(4)	270
Deferred Tax Expense (Benefit)
US Federal	410	(178)	381
US State and Local	38	55	47
Total Deferred Tax Expense (Benefit)	448	(123)	428
Total Income Tax Expense (Benefit)
US Federal	418	(179)	645
US State and Local	45	52	53
Total Income Tax Expense (Benefit)	$463	$(127)	$698
The income tax expense (benefit) reported in our consolidated statement of operations is different from the federal income tax expense (benefit) computed using the federal statutory rate for the following reasons:

	Years Ended December 31,
	2025		2024		2023
U.S. Federal Statutory Tax Rate	$479	21.0%	$(177)	21.0%	$655	21.0%
State and Local Income Taxes, Net of Federal Income Tax Effect(a)	42	1.8%	29	(3.4)%	51	1.6%
Tax credits
Research and development tax credits	(46)	(2.0)%	(32)	3.8%	(10)	(0.3)%
Changes in Valuation Allowances	11	0.5%	9	(1.1)%	(28)	(0.9)%
Nontaxable or nondeductible items
Merger Related Costs	(21)	(0.9)%	33	(3.9)%	—	—%
Other	3	0.1%	1	(0.1)%	3	0.1%
Changes in Unrecognized Tax Benefits	—	—%	—	—%	6	0.2%
Other adjustments
Return to provision	(35)	(1.5)%	—	—%	(16)	(0.5)%
Capital loss expirations	30	1.3%	5	(0.6)%	26	0.8%
Other	—	—%	5	(0.6)%	11	0.4%
Effective Tax Rate	$463	20.3%	$(127)	15.1%	$698	22.4%
_________________________________________
(a)State taxes in Louisiana, Pennsylvania and West Virginia made up the majority (greater than 50 percent) of the tax effect in this category.
In 2025, the Company’s overall effective tax rate increased compared to 2024 due to the prior year’s deferred remeasurement due to Louisiana law change and also the impact of the merger costs. Due to the prior year pre-tax loss, these items caused the effective tax rate to be lower than the statutory national rate. The Company’s effective tax rate in 2024 decreased from 2023 due to the aforementioned remeasurement due to Louisiana’s law change. The return to provision adjustment in 2025 includes the impact of tax basis and attribute true ups from filing the final Southwestern tax returns during the year.

EXPAND ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Deferred income taxes are provided to reflect temporary differences in the tax basis of assets and liabilities and their reported amounts in the financial statements. The tax-effected temporary differences, net operating loss (“NOL”) carryforwards and excess business interest expense carryforwards that comprise our deferred income taxes are as follows:

	December 31, 2025	December 31, 2024
Deferred tax liabilities:
Property, plant and equipment	$(2,250)	$(1,730)
Derivative instruments	(72)	—
Investments	(82)	—
Contracts	(71)	—
Right of use lease asset	(24)	(36)
Other	(5)	(3)
Deferred tax liabilities	(2,504)	(1,769)

Deferred tax assets:
Net operating loss carryforwards	1,613	1,258
Carrying value of debt	1	4
Excess business interest expense carryforward	654	777
Capital loss carryforwards	70	103
Tax credit carryforwards	107	53
Contract liabilities	286	261
Asset retirement obligations	169	123
Future lease payments	25	36
Accrued liabilities	22	39
Derivative instruments	—	13
Other	32	24
Deferred tax assets	2,979	2,691
Valuation allowance	(344)	(343)
Deferred tax assets after valuation allowance	2,635	2,348
Net deferred tax asset	$131	$579

Reflected in the accompanying balance sheets as:
Deferred income tax assets	$168	$589
Other long-term liabilities	(37)	(10)
Total	$131	$579

As of December 31, 2025 and 2024, we had deferred tax assets of $2.979 billion and $2.691 billion, respectively, upon which we had a valuation allowance of $344 million and $343 million, respectively.

We maintain a partial valuation allowance of $344 million against a portion of our federal and state deferred tax assets such as NOLs, credit carryovers, and capital losses, which may expire before we are able to utilize them due to the application of the limitations under Section 382 and the ordering in which such attributes may be applied.
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
The Company experienced an Ownership Change in 2021 and as a result of the Southwestern Merger on October 1, 2024. As a result, certain limitations apply to our NOL carryforwards, disallowed business interest

EXPAND ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
carryforwards and general business credits. Some states impose similar limitations on tax attribute utilization upon experiencing an Ownership Change. Accordingly, our deferred tax asset position is reflective of such limitations.
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

As of December 31, 2025, and after taking into account each of the foregoing matters, the federal NOLs are as follows:

Net operating losses, by year of expiration:
2031	$9
2032	3
2033	2
2034	2
2035	79
2036	642
2037	726
Indefinitely lived	5,302
Total federal net operating losses	$6,765
We had state NOL carryforwards of approximately $4.818 billion. Several states adopt the federal NOL carryforward period such that our more recent state NOLs do not expire. The state NOL carryforwards are subject to apportioned amounts of the federal Section 382 limitations.
As of December 31, 2025 and 2024, we have an income tax receivable of $83 million and $32 million included in other current assets within our consolidated balance sheets, respectively.
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
Accounting guidance for recognizing and measuring uncertain tax positions requires a more likely than not threshold condition be met on a tax position, based solely on the technical merits of being sustained, before any benefit of the tax position can be recognized in the financial statements. Guidance is also provided regarding recognition, classification and disclosure of uncertain tax positions. If recognized, $31 million of the uncertain tax positions identified would have an effect on the effective tax rate. As of December 31, 2025, we had $2 million accrued for interest related to these uncertain tax positions. As of December 31, 2024, we had $1 million accrued for interest related to these uncertain tax positions. We recognize interest related to uncertain tax positions as a component of interest expense. Penalties, if any, related to uncertain tax positions would be recorded in other expenses.

EXPAND ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A reconciliation of the beginning and ending balances of unrecognized tax benefits is as follows:

	Years Ended December 31,
	2025	2024	2023
Balance at January 1	$80	$68	$69
Additions based on tax positions related to the current year	7	3	3
Additions to tax positions of prior years	1	1	3
Additions to tax positions related to acquisitions	—	9	—
Settlements	—	—	(5)
Reductions to tax positions of prior years	(24)	(1)	(2)
Balance at December 31	$64	$80	$68
Our federal and state income tax returns are subject to examination by federal and state tax authorities. Our tax years 2022 through 2025 remain open for all purposes of examination by the IRS as well as the Southwestern 2022 through 2023 returns, and the Southwestern short period return for January 1, 2024 through October 1, 2024. However, certain earlier tax years remain open for adjustment to the extent of their NOL carryforwards available for future utilization.
In addition, tax years 2022 through 2025 as well as certain earlier years remain open for examination by state tax authorities. We do not anticipate that the outcome of any federal or state audit will have a significant impact on our financial position or results of operations.

EXPAND ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10.	Equity
Common Stock
On October 1, 2024, we issued 95,700,325 shares of our common stock to Southwestern’s shareholders in connection with the closing of the Southwestern Merger. See further discussion in Note 2.
During the years ended December 31, 2025, 2024 and 2023, 295,255, 468,723 and 12,089 reserved shares, respectively, were issued to resolve allowed General Unsecured Claims.
Dividends
In May 2021, we initiated an annual base dividend on our shares of common stock, expected to be paid quarterly. In March 2022, we adopted a variable return program that resulted in the payment of an additional variable dividend equal to the sum of Adjusted Free Cash Flow from the prior quarter less the base quarterly dividend, multiplied by 50%. In 2025, we prioritized paying a base dividend per share and provided for annual net debt reduction prior to additional shareholder returns such as additional dividend payments or share repurchases. The following table summarizes our dividend payments during the years ended December 31, 2025, 2024 and 2023:

	Base	Variable	Rate Per Share	Total
2025:
First Quarter	$0.575	$—	$0.575	$138
Second Quarter	$0.575	$—	$0.575	$138
Third Quarter	$0.575	$0.89	$1.465	$351
Fourth Quarter	$0.575	$—	$0.575	$138

2024:
First Quarter	$0.575	$—	$0.575	$77
Second Quarter	$0.575	$0.14	$0.715	$95
Third Quarter	$0.575	$—	$0.575	$78
Fourth Quarter	$0.575	$—	$0.575	$134

2023:
First Quarter	$0.55	$0.74	$1.29	$175
Second Quarter	$0.55	$0.63	$1.18	$160
Third Quarter	$0.575	$—	$0.575	$77
Fourth Quarter	$0.575	$—	$0.575	$75
On February 17, 2026, we declared a base quarterly dividend payable of $0.575 per share which will be paid on March 26, 2026 to stockholders of record at the close of business on March 5, 2026.

Share Repurchase Programs
As of December 2, 2021, the Company was authorized to purchase up to $1.0 billion of the Company’s common stock and/or warrants under a share repurchase program, and in March 2022, we commenced our share repurchase program. In June 2022, our Board of Directors authorized an expansion of the share repurchase program by $1.0 billion, bringing the total authorized share repurchase amount to $2.0 billion for common stock and/or warrants. Under the $2.0 billion share repurchase program, we repurchased approximately 4.4 million shares for an aggregate price of approximately $357 million during the year ended December 31, 2023. The $2.0 billion share repurchase program expired on December 31, 2023.

EXPAND ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
On October 22, 2024, our Board of Directors authorized repurchases of up to $1.0 billion, in aggregate, of the Company’s common stock and/or warrants under a new share repurchase program. Under this $1.0 billion share repurchase program, we repurchased 0.9 million shares for an aggregate price of $100 million during the year ended December 31, 2025. We did not repurchase any shares during the year ended December 31, 2024.
The repurchased shares of common stock were retired and recorded as a reduction to common stock and retained earnings. All share repurchases made after January 1, 2023 are subject to a 1% excise tax on share repurchases, as enacted under the Inflation Reduction Act of 2022. We are able to net this 1% excise tax on share repurchases against certain issuance of shares of our common stock. To date, the impact of this 1% excise tax has been immaterial.
Warrants

	Class A Warrants	Class B Warrants	Class C Warrants(a)
Outstanding as of December 31, 2022	4,495,004	4,404,564	4,006,229
Converted into common stock(b)	(247,389)	(1,500)	(5,581)
Issued for General Unsecured Claims	—	—	22,835
Outstanding as of December 31, 2023	4,247,615	4,403,064	4,023,483
Converted into common stock(b)	(2,993,136)	(1,329,870)	(524,242)
Issued for General Unsecured Claims	—	—	884,393
Outstanding as of December 31, 2024	1,254,479	3,073,194	4,383,634
Converted into common stock(b)	(1,238,774)	(3,024,393)	(3,696,720)
Issued for General Unsecured Claims	—	—	557,094
Outstanding as of December 31, 2025	15,705	48,801	1,244,008
_________________________________________
(a)As of December 31, 2025, we had 25,015 of reserved Class C Warrants.
(b)During the years ended December 31, 2025, 2024 and 2023, we issued 7,497,509, 4,083,103 and 221,952 common shares, respectively, as a result of Warrant exercises.

Our Class A, Class B and Class C Warrants were initially exercisable for one share of common stock per Warrant at initial exercise prices of $27.63, $32.13 and $36.18 per share, respectively, subject to adjustments pursuant to the terms of the Warrants. The Warrants were exercisable until February 9, 2026. The Warrants contained customary anti-dilution adjustments in the event of any stock split, reverse stock split, reclassification, stock dividend or other distributions. The exercise prices of the Warrants were adjusted to prevent the dilution of rights for the effects of the quarterly dividend distribution on December 4, 2025, and the adjusted exercise prices are $21.89, $25.45, and $28.66 per share for the Class A, Class B and Class C Warrants, respectively. Additionally, we have recalculated the number of shares of common stock issuable upon the exercise of each of the Class A, Class B and Class C Warrants, respectively, and as a result, 1.22 shares are issuable upon the exercise of a Class A, Class B or Class C Warrant.

At February 9, 2026, all of the outstanding Warrants had been exercised or expired. As a result of these Warrant exercises, we issued 1,122,179 common shares and no longer have any outstanding Warrants.

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
Restricted Stock Units. During the years ended December 31, 2025, 2024 and 2023, we granted RSUs to employees and non-employee directors under the LTIP, which will vest over a three-year to five-year period and one-year period, respectively. The fair value of RSUs is based on the closing sales price of our common stock on the date of grant, and compensation expense is recognized ratably over the requisite service period. A summary of the changes in unvested RSUs is presented below:

	Unvested Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
	(in thousands)
Unvested as of December 31, 2022	957	$68.91
Granted	440	$72.25
Vested	(329)	$61.66
Forfeited	(128)	$68.42
Unvested as of December 31, 2023	940	$73.08
Granted (a)	962	$83.09
Vested (a)	(925)	$74.18
Forfeited	(20)	$77.71
Unvested as of December 31, 2024	957	$81.99
Granted	557	$103.38
Vested	(520)	$80.52
Forfeited	(37)	$98.24
Unvested as of December 31, 2025	957	$94.61
_________________________________________
(a)During the year ended December 31, 2024, approximately 5.2 million Southwestern RSUs were converted to 478 thousand Company RSUs, of which approximately 384 thousand RSUs were accelerated. We recognized the accelerated share-based compensation expense related to these awards in other operating expense, net on our consolidated statements of operations. Additionally, approximately 105 thousand RSUs were accelerated related to one-time termination benefits for certain employees.
The aggregate intrinsic value of RSUs that vested during the years ended December 31, 2025, 2024 and 2023 was approximately $58 million, $77 million and $25 million, respectively, based on the stock price at the time of vesting.
As of December 31, 2025, there was approximately $58 million of total unrecognized compensation expense related to unvested RSUs. The expense is expected to be recognized over a weighted average period of approximately 1.93 years.

EXPAND ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Performance Share Units. During the years ended December 31, 2025, 2024 and 2023, we granted performance share units (“PSUs”) to senior management and certain employees under the LTIP, which will generally vest over a three-year period and will be settled in shares. The performance criteria include total shareholder return (“TSR”) and relative TSR (“rTSR”) and could result in a total payout between 0% - 200% of the target units. The fair value of the PSUs was measured on the grant date using a Monte Carlo simulation, and compensation expense is recognized ratably over the requisite service period because these awards depend on a combination of service and market criteria.
The following table presents the assumptions used in the valuation of the PSUs granted during the years ended December 31, 2025, 2024 and 2023.

Assumption - TSR, rTSR	2025 PSU Awards	2024 PSU Awards	2023 PSU Awards
Risk-free interest rate	4.00%	4.55%	3.85%
Volatility	33.40%	39.36%	64.4%

A summary of the changes in unvested PSUs is presented below:

	Unvested Performance Share Units	Weighted Average Grant Date Fair Value Per Share
	(in thousands)
Unvested as of December 31, 2022	276	$88.28
Granted	131	$78.78
Vested	—	$—
Forfeited	(13)	$68.77
Unvested as of December 31, 2023	394	$85.78
Granted	133	$95.33
Vested	(151)	$71.29
Forfeited	—	$—
Unvested as of December 31, 2024	376	$94.67
Granted	250	$125.64
Vested	(132)	$108.56
Forfeited	(30)	$113.86
Unvested as of December 31, 2025	464	$106.14
The aggregate intrinsic value of PSUs that vested during the years ended December 31, 2025 and 2024 was approximately $22 million and $19 million, respectively, based on the stock price at the time of vesting.
As of December 31, 2025, there was approximately $26 million of total unrecognized compensation expense related to unvested PSUs. The expense is expected to be recognized over a weighted average period of approximately 2.03 years.

EXPAND ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
RSU and PSU Compensation.
We recognized the following compensation costs, net of actual forfeitures, related to RSUs and PSUs for the periods presented:

	Years Ended December 31,
	2025	2024	2023
General and administrative expenses	$37	$33	$29
Natural gas and oil properties	8	7	6
Production expense	6	4	4
Separation and other termination costs	2	9	—
Marketing expense	3	—	—
Other operating expense, net	4	28	—
Total RSU and PSU compensation	$60	$81	$39
Related income tax benefit	$13	$13	$7

12.	Employee Benefit Plans
Our qualified 401(k) profit sharing plan (“401(k) Plan”) is the Expand Energy Corporation 401(k) Plan, which is open to employees of Expand Energy and all our subsidiaries. Eligible employees may elect to defer compensation through voluntary contributions to their 401(k) Plan accounts, subject to plan limits and those set by the IRS. We match employee contributions dollar for dollar (subject to a maximum contribution of 6% of an employee's base salary and performance bonus) in cash. In addition to our employer match contributions, we have a discretionary fixed dollar contribution benefit for all employees, paid quarterly, which is based upon a calculation of 1% of Adjusted Free Cash Flow less the base quarterly dividend. This discretionary fixed dollar contribution is subject to an annual maximum contribution of $15,000 per employee. We contributed $25 million, $8 million and $13 million to the 401(k) Plan during the years ended December 31, 2025, 2024 and 2023, respectively.

13.	Derivative and Hedging Activities
We use derivative instruments to reduce our exposure to fluctuations in future commodity prices and to protect our expected operating cash flow against significant market movements or volatility. All of our natural gas, oil and NGL derivative instruments are net settled based on the difference between the fixed-price payment and the floating-price payment, resulting in a net amount due to or from the counterparty. None of our open natural gas, oil and NGL derivative instruments were designated for hedge accounting as of December 31, 2025 and 2024.
Natural Gas, Oil and NGL Derivatives
As of December 31, 2025 and 2024, our natural gas, oil and NGL derivative instruments consisted of the following types of instruments:
•Swaps: We receive a fixed price and pay a floating market price to the counterparty for the hedged commodity. In exchange for higher fixed prices on certain of our swap trades, we may sell call options and swap options.
•Options: We have bought and sold call options in exchange for a premium. At the time of settlement, if the market price exceeds the fixed price of the call option, we pay the counterparty the excess on sold call options and receive the excess on bought call options. If the market price settles below the fixed price of the call option, no payment is due from either party.

EXPAND ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

•Collars: These instruments contain a fixed floor price (put) and ceiling price (call). In two-way collars, if the market price exceeds the call strike price or falls below the put strike price, we receive the fixed price and pay the market price. Additionally, if the market price is between the put and the call strike prices, no payments are due from either party. Three-way collars include the sale by us of an additional put option in exchange for a more favorable strike price on the call option. This eliminates the counterparty’s downside exposure below the second put option strike price.
•Basis Protection Swaps: These instruments are arrangements that guarantee a fixed price differential to NYMEX from a specified delivery point. We receive the fixed price differential and pay the floating market price differential to the counterparty for the hedged commodity.

The estimated fair values of our natural gas, oil and NGL derivative instrument assets (liabilities) as of December 31, 2025 and 2024 are provided below:

	December 31, 2025		December 31, 2024
	Notional Volume	Fair Value	Notional Volume	Fair Value
Natural gas (Bcf):
Fixed-price swaps	756	$128	369	$(28)
Two-way collars	1,143	212	1,098	(27)
Three-way collars	175	32	161	60
Call options (purchased)	—	—	73	1
Call options (sold)	73	(1)	219	(16)
Basis protection swaps	337	(66)	279	(39)
Total natural gas	2,484	305	2,199	(49)
Oil (MMBbls):
Three-way collars	—	$2	2	$4
Total oil	—	2	2	4
NGLs (MMBbls):
Fixed-price swaps	—	$—	7	$(9)
Total NGL	—	—	7	(9)
Total estimated fair value		$307		$(54)

EXPAND ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Effect of Derivative Instruments – Consolidated Balance Sheets
The following table presents the fair value and location of each classification of derivative instrument included in the consolidated balance sheets as of December 31, 2025 and 2024 on a gross basis and after same-counterparty netting:

	Gross Fair Value(a)	Amounts Netted in the Consolidated Balance Sheets	Net Fair Value Presented in the Consolidated Balance Sheets
As of December 31, 2025
Commodity Contracts:
Short-term derivative asset	$340	$(76)	$264
Long-term derivative asset	66	(19)	47
Short-term derivative liability	(79)	76	(3)
Long-term derivative liability	(20)	19	(1)
Total derivatives	$307	$—	$307

As of December 31, 2024
Commodity Contracts:
Short-term derivative asset	$191	$(107)	$84
Long-term derivative asset	6	(5)	1
Short-term derivative liability	(178)	107	(71)
Long-term derivative liability	(73)	5	(68)
Total derivatives	$(54)	$—	$(54)
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
Credit Risk Considerations
Our derivative instruments expose us to our counterparties’ credit risk. To mitigate this risk, we only enter into commodity contracts derivatives with counterparties that are highly rated or deemed by us to have acceptable credit strength and deemed by management to be competent and competitive market-makers, and we attempt to limit our exposure to non-performance by any single counterparty. As of December 31, 2025, our commodity contracts derivative instruments were spread among 19 counterparties.
Hedging Arrangements
Certain of our hedging arrangements are with counterparties that are also Lenders (or affiliates of Lenders) under our 2025 Credit Facility. We do not expect to post cash or letters of credit to secure our obligations under these hedging arrangements while we have our investment grade ratings. The obligations under these contracts must be secured by cash or letters of credit to the extent that any mark-to-market amounts exceed defined thresholds. As of December 31, 2025, we did not have any cash or letters of credit posted as collateral for our commodity derivatives.

EXPAND ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14.	Other Property and Equipment
A summary of other property and equipment held for use and the estimated useful lives thereof is as follows:

			Estimated Useful Life
	December 31, 2025	December 31, 2024
			(in years)
Buildings and improvements	$135	$329	10 - 39
Computer equipment	110	110	5
Gathering and water systems	76	78	7 - 20
Machinery and equipment	53	40	7 - 10
Land	25	29
Other	110	68	3 - 15
Total other property and equipment, at cost	509	654
Less: accumulated depreciation	(152)	(127)
Total other property and equipment, net	$357	$527

On December 31, 2025, we sold a portion of our Oklahoma City campus and recognized a loss of $69 million based on the difference between the carrying value of the assets and the consideration received. Additionally, as of December 31, 2025, we signed agreements to sell other parts of our Oklahoma City campus. Approximately $40 million was classified as held for sale related to these agreements and we recognized asset impairments of $37 million based on the difference between the carrying value of the assets and the agreed upon sale price. We anticipate these agreements closing in the first quarter of 2026.

15.	Investments

Momentum Sustainable Ventures LLC. During the fourth quarter of 2022, the Company entered into an agreement with Momentum Sustainable Ventures LLC (“Momentum”) to build a new natural gas gathering pipeline and carbon capture project, which gathers and treats natural gas produced in the Haynesville Shale for delivery to Gulf Coast markets, including LNG export, the New Generation Gas Gathering LLC (“NG3” operated pipeline) (the “NG3 pipeline”). The NG3 pipeline was placed in service and began gathering operations on October 1, 2025. Under a CO2 services agreement with ExxonMobil Low Carbon Solutions Onshore Storage, LLC (“Exxon”), NG3 anticipates that it will deliver CO2 to Exxon for capture, additional transportation and storage. We have a 35% interest in the joint venture entity and classify our investment with Momentum in the NG3 pipeline as a related party.

We have accounted for this investment as an equity method investment, and its carrying value, which is reflected within other long-term assets on the consolidated balance sheets, was $313 million and $307 million as of December 31, 2025 and December 31, 2024, respectively. As of December 31, 2025, the carrying value of our investment included approximately $29 million of capitalized interest related to the project. We recognize our proportionate share of income (loss) related to our investment with Momentum in other income, net within our consolidated statements of operations. Our proportionate share of income (loss) related to our investment with Momentum is recognized on a three-month lag and during the years ended December 31, 2025, 2024 and 2023, our proportionate share of income (loss) related our investment in the NG3 pipeline did not have a material impact to our financial statements. We periodically review our investment with Momentum to determine if a loss in value, which is other than a temporary decline, has occurred. If an other than temporary decline has occurred, we recognize an impairment on our investment. Through December 31, 2025, we have not recognized any impairments related to our investment with Momentum.

EXPAND ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The NG3 pipeline provides to us certain gathering, processing and transportation services. We have a gathering agreement in which approximately 900 MMcf per day, on average, of natural gas are to be gathered and processed by the NG3 pipeline over the course of the next 12 years. During the year ended December 31, 2025, approximately $15 million of our gathering, processing and transportation expenses were related to services provided by the NG3 pipeline, and is reflected within our consolidated statements of operations. Additionally, approximately $12 million of our accounts payable balance as of December 31, 2025 was related gathering, processing and transportation services rendered to us by the NG3 pipeline.

16.	Asset Retirement Obligations
The components of the change in our asset retirement obligations are shown below:

	Years Ended December 31,
	2025	2024
Asset retirement obligations, beginning of period	$531	$276
Additions(a)	16	263
Revisions(b)	157	(21)
Settlements and disposals	(10)	(5)
Accretion expense	30	18
Asset retirement obligations, end of period	724	531
Less current portion	36	32
Asset retirement obligations, long-term	$688	$499
___________________________________________
(a)    During the year ended December 31, 2024, approximately $251 million of additions relate to the Southwestern Merger. See Note 2 for further discussion of this transaction.
(b)    In 2025, revisions primarily represent changes in the present value of liabilities resulting from changes in estimated costs.

EXPAND ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

17.	Supplemental Cash Flow Information
Supplemental disclosures to the consolidated statements of cash flows are presented below.

	Years Ended December 31,
	2025	2024	2023
Changes in assets and liabilities
Accounts receivable	$(370)	$(168)	$857
Accounts payable	(68)	(62)	(152)
Other current assets	(40)	3	143
Other current liabilities	193	(88)	(573)
Total	$(285)	$(315)	$275

Supplemental cash flow information:
Interest paid, net of capitalized interest	$230	$93	$117
Income taxes paid (refunds received), net
Federal	$80	$7	$120
State(a)	$(14)	$(10)	$12
Total	$66	$(3)	$132

Supplemental disclosure of significant non-cash investing and financing activities:
Change in accrued drilling and completion costs	$114	$(49)	$(31)
Common stock issued for business combination	$—	$7,888	$—
Operating lease obligations recognized	$39	$137	$96
Liabilities established in connection with property acquisitions	$29	$—	$—
_________________________________________
(a)Income taxes paid (refunds received), net by state is provided below. Amounts reported within other states below include states that are individually below the reporting threshold.

	Years Ended December 31,
	2025	2024	2023
State
Louisiana	$(15)	$(1)	$12
New York	1	—	—
Pennsylvania	(1)	(10)	—
Texas	—	2	—
West Virginia	1	—	—
Other states	—	(1)	—
Total	$(14)	$(10)	$12

EXPAND ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

18.	Segment Information
Operating segments are defined as components of an enterprise that engage in activities from which it may earn revenues and incur expenses for which separate operational financial information is available and is regularly evaluated by the CODM, who is our Chief Executive Officer, for the purpose of allocating an enterprise’s resources and assessing its operating performance. Our revenues are derived from the production, marketing and sale of natural gas, oil and NGL. Additional information on our revenues, including the disaggregation of our revenues and major customers, is found in Note 8. As of December 31, 2025, we considered each of our operating areas as operating segments, however, we have aggregated those operating segments into one reportable segment due to the similar nature of the exploration and production business across Expand Energy and its consolidated subsidiaries and the fact that our marketing activities are ancillary to our operations.
Our CODM uses consolidated net income (loss), for purposes of allocating resources and in assessing Expand Energy’s operating performance, which also includes analyzing results to forecasted information. Additionally, our CODM is regularly provided information on production expense, gathering, processing and transportation expense, severance and ad valorem taxes and general and administrative expense, which are our significant segment expenses. Other segment items primarily consist of depreciation, depletion and amortization, marketing expense, interest expense and income tax expense (benefit). Our significant segment expenses and other segment items are derived from, and can be found within the consolidated statements of operations.
The measure of segment assets is total assets as reported on our consolidated balance sheets, and as of December 31, 2025 and 2024 our total assets were $28,287 million and $27,894 million, respectively. Additionally, in analyzing company performance, our CODM reviews capital expenditures. During the years ended December 31, 2025, 2024 and 2023, our capital expenditures were $2,852 million, $1,529 million and $1,782 million, respectively. We did not make any contributions to equity method investments during the year ended December 31, 2025 and during the years ended December 31, 2024 and 2023, we contributed approximately $58 million and $220 million, respectively, to equity method investments, which primarily consisted of our investment with Momentum Sustainable Ventures LLC. Additional discussion around our investment with Momentum Sustainable Ventures LLC is in Note 15. Our interest revenue during the years ended December 31, 2025, 2024 and 2023 was $16 million, $45 million and $29 million, respectively.

EXPAND ENERGY CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY INFORMATION

Supplemental Disclosures About Natural Gas, Oil and NGL Producing Activities (unaudited)
Net Capitalized Costs
Capitalized costs related to our natural gas, oil and NGL producing activities are summarized as follows:

	December 31, 2025	December 31, 2024
Natural gas and oil properties:
Proved	$26,606	$23,093
Unproved	5,478	5,897
Total	32,084	28,990
Less accumulated depreciation, depletion and amortization	(8,126)	(5,235)
Net capitalized costs	$23,958	$23,755
Unproved properties as of December 31, 2025 and December 31, 2024 primarily consisted of leasehold acquired through our Southwestern Merger in 2024. We will continue to evaluate our unproved properties, and although the timing of the ultimate evaluation or disposition of the properties cannot be determined, we can expect the majority of our unproved properties not held by production to be transferred into the amortization base over the next five years.
Costs Incurred in Natural Gas and Oil Property Acquisition, Exploration and Development
Costs incurred in natural gas and oil property acquisition, exploration and development, including capitalized interest and asset retirement costs, are summarized as follows:

	Years Ended December 31,
	2025	2024	2023
Acquisition of properties(a):
Proved properties	$5	$10,010	$10
Unproved properties	409	4,393	52
Exploratory costs	45	17	15
Development costs	2,751	1,420	1,721
Costs incurred	$3,210	$15,840	$1,798
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

	Years Ended December 31,
	2025	2024	2023
Natural gas, oil and NGL sales	$8,476	$2,969	$3,547
Production expenses	(635)	(316)	(356)
Gathering, processing and transportation expenses	(2,376)	(1,035)	(853)
Severance and ad valorem taxes	(193)	(97)	(167)
Exploration	(46)	(10)	(27)
Depletion and depreciation	(2,890)	(1,673)	(1,478)
Accretion of asset retirement obligations	(30)	(18)	(16)
Imputed income tax provision(a)	(542)	42	(152)
Results of operations from natural gas, oil and NGL producing activities	$1,764	$(138)	$498
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
Natural Gas, Oil and NGL Reserve Quantities
Our petroleum engineers estimated all of our proved reserves as of December 31, 2025, 2024 and 2023. Independent petroleum engineering firm Netherland, Sewell & Associates, Inc. audited our total proved reserves as of December 31, 2025.
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
Presented below is a summary of changes in estimated proved reserves for the periods presented:

	Natural Gas	Oil	NGL	Total
	(Bcf)	(MMBbl)	(MMBbl)	(Bcfe)
December 31, 2025
Proved reserves, beginning of period	16,924	67.9	578.1	20,800
Extensions, discoveries and other additions	52	—	—	52
Revisions of previous estimates	8,008	(3.2)	(56.6)	7,650
Production	(2,409)	(5.9)	(29.6)	(2,622)
Sale of reserves-in-place	—	—	—	—
Purchase of reserves-in-place	—	—	—	—
Proved reserves, end of period	22,575	58.8	491.9	25,880
Proved developed reserves:
Beginning of period	14,418	40.3	383.0	16,958
End of period	16,395	35.0	328.5	18,576
Proved undeveloped reserves:
Beginning of period	2,506	27.6	195.1	3,842
End of period(a)	6,180	23.8	163.4	7,304

December 31, 2024
Proved reserves, beginning of period	9,688	—	—	9,688
Extensions, discoveries and other additions	124	—	—	124
Revisions of previous estimates	(1,654)	—	—	(1,654)
Production	(1,321)	(1.2)	(7.8)	(1,375)
Sale of reserves-in-place	—	—	—	—
Purchase of reserves-in-place	10,087	69.1	585.9	14,017
Proved reserves, end of period	16,924	67.9	578.1	20,800
Proved developed reserves:
Beginning of period	6,363	—	—	6,363
End of period	14,418	40.3	383.0	16,958
Proved undeveloped reserves:
Beginning of period	3,325	—	—	3,325
End of period(a)	2,506	27.6	195.1	3,842

EXPAND ENERGY CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY INFORMATION - (Continued)

	Natural Gas	Oil	NGL	Total
	(Bcf)	(MMBbl)	(MMBbl)	(Bcfe)

December 31, 2023
Proved reserves, beginning of period	11,369	198.4	73.9	13,002
Extensions, discoveries and other additions	415	—	—	415
Revisions of previous estimates	(325)	—	—	(325)
Production	(1,266)	(7.7)	(3.8)	(1,335)
Sale of reserves-in-place	(563)	(190.7)	(70.1)	(2,127)
Purchase of reserves-in-place	58	—	—	58
Proved reserves, end of period	9,688	—	—	9,688
Proved developed reserves:
Beginning of period	7,385	157.2	58.9	8,681
End of period	6,363	—	—	6,363
Proved undeveloped reserves:
Beginning of period	3,984	41.2	15.0	4,321
End of period(a)	3,325	—	—	3,325
___________________________________________
(a)    As of December 31, 2025, 2024 and 2023, there were no PUDs that had remained undeveloped for five years or more.
During 2025, we recorded 7,650 Bcfe of upward revisions of previous estimates, with 2,028 Bcfe of upward revisions due to higher natural gas prices in 2025 and 5,622 Bcfe due to non-price related positive revisions. The non-price positive revisions primarily consisted of 6,858 Bcfe of new PUDs and new producing wells that had improved economics and were in areas previously classified as proved, partially offset by 1,236 Bcfe of reserves decreases on existing proved properties. The non-price revision decreases were related to an update to the ethane recovery assumptions of 555 Bcfe as well as 146 Bcfe of negative non-price revisions related to updates to development plans, both of these revisions primarily within Southwest Appalachia. Additionally, 535 Bcfe of negative revisions were due to aligning production forecasts with latest production trends. We recorded extensions and discoveries of 52 Bcfe, primarily related to new PUDs in Southwest Appalachia. The natural gas, oil and NGL prices used in computing our reserves as of December 31, 2025, were $3.39 per Mcf, $65.34 per Bbl and $65.34 per Bbl, respectively, before basis differential adjustments.
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
Future cash inflows and future production and development costs as of December 31, 2025, 2024 and 2023 were determined by applying the average of the first-day-of-the-month prices for the 12 months of the year and year-end costs to the estimated quantities of natural gas, oil and NGL to be produced. Actual future prices and costs may be materially higher or lower than the prices and costs used. For each year, estimates are made of quantities of proved reserves and the future periods during which they are expected to be produced based on continuation of the economic conditions applied for that year. Estimated future income taxes are computed using current statutory income tax rates including consideration of the current tax basis of the properties and related carryforwards, giving effect to permanent differences and tax credits. The resulting future net cash flows are reduced to present value amounts by applying a 10% annual discount factor.
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
The following summary sets forth our future net cash flows relating to proved natural gas, oil and NGL reserves based on the standardized measure:

	Years Ended December 31,
	2025		2024		2023
Future cash inflows	$54,193	(a)	$24,213	(b)	$14,659	(c)
Future production costs	(10,794)		(7,007)		(3,326)
Future development costs	(6,397)	(d)	(3,537)	(e)	(2,779)	(f)
Future income tax provisions	(4,603)		(119)		(174)
Future net cash flows	32,399		13,550		8,380
Less effect of a 10% discount factor	(15,273)		(6,019)		(3,903)
Standardized measure of discounted future net cash flows	$17,126		$7,531		$4,477
___________________________________________
(a)    Calculated using prices of $3.39 per Mcf of natural gas, $65.34 per Bbl of oil and $65.34 per Bbl of NGL, before basis differential adjustments.
(b)    Calculated using prices of $2.13 per Mcf of natural gas, $75.48 per Bbl of oil and $75.48 per Bbl of NGL, before basis differential adjustments.
(c)    Calculated using prices of $2.64 per Mcf of natural gas, before basis differential adjustments.
(d)    Included approximately $2,120 million of future plugging and abandonment costs as of December 31, 2025.
(e)    Included approximately $1,625 million of future plugging and abandonment costs as of December 31, 2024.

EXPAND ENERGY CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY INFORMATION - (Continued)
(f)    Included approximately $730 million of future plugging and abandonment costs as of December 31, 2023.
The principal sources of change in the standardized measure of discounted future net cash flows are as follows:

	Years Ended December 31,
	2025	2024	2023
Standardized measure, beginning of period	$7,531	$4,477	$26,305
Sales of natural gas, oil and NGL produced, net of production costs and gathering, processing and transportation(a)	(5,272)	(1,521)	(2,171)
Net changes in prices and production costs	11,359	(2,266)	(23,535)
Extensions and discoveries, net of production and development costs	19	50	182
Changes in estimated future development costs	(2,316)	652	346
Previously estimated development costs incurred during the period	827	396	818
Revisions of previous quantity estimates	7,109	(922)	(205)
Purchase of reserves-in-place	—	5,409	77
Sales of reserves-in-place	—	—	(7,158)
Accretion of discount	757	457	3,270
Net change in income taxes	(2,213)	58	6,301
Changes in production rates and other	(675)	741	247
Standardized measure, end of period(a)	$17,126	$7,531	$4,477
___________________________________________
(a)    Excludes gains and losses on derivatives. Production costs includes severance and ad valorem taxes.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A.	Controls and Procedures
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
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our Interim Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based on that evaluation, our Interim Chief Executive Officer and Interim Chief Financial Officer concluded as of December 31, 2025 that our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Management has performed an assessment of the effectiveness of the Company's internal control over financial reporting and has determined the Company’s internal control over financial reporting was effective as of December 31, 2025.
The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which appears herein.

/s/ MICHAEL A. WICHTERICH
Michael A. Wichterich
Chairman of the Board, Interim President and Chief Executive Officer

/s/ BRITTANY RAIFORD
Brittany Raiford
Vice President, Interim Chief Financial Officer and Treasurer

February 18, 2026

Item 9B.	Other Information
Rule 10b5-1 Trading Arrangements
During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408 of Regulation S-K.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The names of executive officers of the Company and their ages, titles and biographies as of the date hereof are incorporated by reference from Item 1 of Part I of this report. The other information called for by this Item 10 is incorporated herein by reference to the definitive proxy statement to be filed by Expand Energy pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934 no later than 120 days following the fiscal year ended December 31, 2025 (the “2026 Proxy Statement”).
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
The information called for by this Item 11 is incorporated herein by reference to the 2026 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information called for by this Item 12 is incorporated herein by reference to the 2026 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information called for by this Item 13 is incorporated herein by reference to the 2026 Proxy Statement.

Item 14.	Principal Accountant Fees and Services
The information called for by this Item 14 is incorporated herein by reference to the 2026 Proxy Statement.

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
INDEX OF EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed or Furnished Herewith
2.1	Fifth Amended Joint Plan of Reorganization of Chesapeake Energy Corporation and its Debtor Affiliates Pursuant to Chapter 11 of the Bankruptcy Code (Exhibit A of the Confirmation Order).	8-K	001-13726	2.1	1/19/2021

2.2*	Agreement and Plan of Merger, dated as of January 10, 2024, among Chesapeake Energy Corporation, Hulk Merger Sub, Inc., Hulk LLC Sub, LLC, and Southwestern Energy Corporation	8-K	001-13726	2.1	1/11/2024

3.1	Third Amended and Restated Certificate of Incorporation of Expand Energy Corporation.	8-K	001-13726	3.1	10/1/2024

3.2	Third Amended and Restated Bylaws of Expand Energy Corporation.	8-K	001-13726	3.2	10/1/2024

4.1	Description of Securities.	8-A	001-13726	N/A	2/9/2021

10.1	Restructuring Support Agreement, dated June 28, 2020.	8-K	001-13726	10.1	6/29/2020

10.2	Backstop Commitment Agreement, dated June 28, 2020 (Exhibit 4 to the Restructuring Support Agreement).	8-K	001-13726	10.1	6/29/2020

10.3	Registration Rights Agreement, dated as of February 9, 2021, by and among Chesapeake Energy Corporation and the other parties signatory thereto.	8-K	001-13726	10.2	2/9/2021

10.4	Class A Warrant Agreement, dated as of February 9, 2021, between Chesapeake Energy Corporation and Equiniti Trust Company.	8-K	001-13726	10.3	2/9/2021

10.5	Class B Warrant Agreement, dated as of February 9, 2021, between Chesapeake Energy Corporation and Equiniti Trust Company.	8-K	001-13726	10.4	2/9/2021

10.6	Class C Warrant Agreement, dated as of February 9, 2021, between Chesapeake Energy Corporation and Equiniti Trust Company.	8-K	001-13726	10.5	2/9/2021

10.7	Form of Indemnity Agreement.	10-K	001-13726	10.7	2/26/2025

10.8†	Expand Energy Corporation 2021 Long Term Incentive Plan.	10-K	001-13726	10.8	2/26/2025

10.9	Purchase Agreement, dated as of February 2, 2021, by and among Chesapeake Escrow Issuer LLC, and Goldman Sachs & Co. LLC, RBC Capital Markets, LLC, as representatives of the purchasers signatory thereto, with respect to 5.5% Senior Notes due 2026 and 5.875% Senior Notes due 2029.	10-K	001-13726	10.10	3/1/2021

10.10	Indenture dated as of February 5, 2021, among Chesapeake Escrow Issuer LLC, as issuer, the guarantors signatory thereto, and Deutsche Bank Trust Company Americas, as Trustee, with respect to 5.5% Senior Notes due 2026 and 5.875% Senior Notes due 2029.	10-K	001-13726	10.11	3/1/2021

10.11	Joinder Agreement, dated as of February 9, 2021, by and among Chesapeake Energy Corporation and the Guarantors party thereto, with respect to 5.5% Senior Notes due 2026 and 5.875% Senior Notes due 2029.	10-K	001-13726	10.12	3/1/2021

10.12	First Supplemental Indenture, dated as of February 9, 2021, by and among Chesapeake Energy Corporation, the Guarantors signatory thereto, and Deutsche Bank Trust Company Americas, as Trustee, with respect to 5.5% Senior Notes due 2026 and 5.875% Senior Notes due 2029.	10-K	001-13726	10.13	3/1/2021

10.13†	Amendment to the Expand Energy Corporation 2021 Long Term Incentive Plan.	10-K	001-13726	10.13	2/26/2025

10.14†	Form of Executive/Employee Restricted Stock Unit Award Agreement for Expand Energy Corporation 2021 Long Term Incentive Plan.					X

10.15†	Form of Non-Employee Director Restricted Stock Unit Award Agreement for Expand Energy Corporation 2021 Long Term Incentive Plan.	10-K	001-13726	10.15	2/26/2025

10.16†	Form of Performance Share Unit Award (Absolute TSR) for Expand Energy Corporation 2021 Long Term Incentive Plan.					X

10.17†	Form of Performance Share Unit Award (Relative TSR) for Expand Energy Corporation 2021 Long Term Incentive Plan.					X

10.18†	Expand Energy Corporation Executive Severance Plan.	10-K	001-13726	10.18	2/26/2025

10.19†	Form of Participation Agreement pursuant to Expand Energy Corporation Executive Severance Plan.	10-K	001-13726	10.19	2/26/2025

10.20†	Form of Interim Chief Executive Officer Restricted Stock Unit Award Agreement for Expand Energy Corporation 2021 Long Term Incentive Plan.					X

10.21†	Form of Interim Chief Executive Officer Performance Share Unit Award (Absolute TSR) for Expand Energy Corporation 2021 Long Term Incentive Plan.					X

10.22†	Second Amendment to the Expand Energy Corporation 2021 Long Term Incentive Plan.	10-K	001-13726	10.20	2/26/2025

10.23	Supplemental Indenture, dated as of November 2, 2021, by and among Chesapeake Energy Corporation, the guarantors party thereto and Wilmington Trust, National Association, as Trustee.	8-K	001-13726	4.1	11/2/2021

10.24	Supplemental Indenture, dated as of November 2, 2021, by and among Chesapeake Energy Corporation, the guarantors party thereto and Deutsche Bank Trust Company Americas, as Trustee.	8-K	001-13726	4.2	11/2/2021

10.25	Registration Rights Agreement dated March 9, 2022, by and among the Company and The Jan & Trevor Rees-Jones Revocable Trust, Rees-Jones Family Holdings, LP, Chief E&D Participants, LP, and Chief E&D (GP) LLC.	8-K	001-13726	10.1	3/9/2022

10.26	Registration Rights Agreement dated March 9, 2022, by and among the Company and Radler 2000 Limited Partnership.	8-K	001-13726	10.2	3/9/2022

10.27	Form of Dealer Manager Agreement in connection with exchange offers for Warrants.	S-4	333-266961	10.34	8/18/2022

10.28	Form of Tender and Support Agreement, dated September 12, 2022, in connection with exchange offers for Warrant.	S-4/A	333-266961	10.35	9/12/2022

10.29†	Form of Chesapeake Energy Corporation Executive Letter Agreement	8-K	001-13726	10.1	1/11/2024

10.30†	Letter Agreement with Chris Lacy, dated October 11, 2024.	10-K	001-13726	10.29	2/26/2025

10.31	Indenture, dated as of December 2, 2024, by and between Expand Energy Corporation and Regions Bank, as Trustee.	8-K	001-13726	4.1	12/2/2024

10.32	First Supplemental Indenture, dated as of December 2, 2024, by and between Expand Energy Corporation and Regions Bank, as Trustee (including the form of the Notes).	8-K	001-13726	4.2	12/2/2024

10.33	Agreement No. 1 and Borrowing Base Agreement, dated as of April 29, 2024, among Chesapeake Energy Corporation, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders and other parties thereto.	10-Q	001-13726	10.1	7/29/2024

10.34	Credit Agreement, dated as of December 9, 2022 by and among Expand Energy Corporation (f/k/a Chesapeake Energy Corporation), the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent	8-K	001-13726	10.1	11/1/2024

10.35	Amended and Restated Credit Agreement, dated as of September 30, 2025, by and among Expand Energy Corporation, the financial institutions from time to time party thereto as lenders and JPMorgan Chase Bank, N.A., as Administrative Agent	8-K	001-13726	10.1	9/30/2025

10.36†	Global Supplement to Awards under the Expand Energy Corporation 2021 Long Term Incentive Plan	10-K	001-13726	10.34	2/26/2025

19.1	Expand Energy Corporation Insider Trading Compliance Policy	10-K	001-13726	19.1	2/26/2025

21	Subsidiaries of Expand Energy Corporation.					X

23.1	Consent of PricewaterhouseCoopers LLP.					X

23.2	Consent of Netherland, Sewell & Associates, Inc.					X

24	Power of Attorney (included as a part of the signature pages to this report).					X

31.1	Michael Wichterich, Chairman of the Board, Interim President and Chief Executive Officer, Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Brittany Raiford, Vice President, Interim Chief Financial Officer and Treasurer, Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1**	Michael Wichterich, Chairman of the Board, Interim President and Chief Executive Officer, Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2**	Brittany Raiford, Vice President, Interim Chief Financial Officer and Treasurer, Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

95.1	Mine Safety Disclosures					X

97.1	Expand Energy Corporation Clawback Policy	10-K	001-13726	97.1	2/26/2025

99.1	Audit Letter of Netherland, Sewell & Associates, Inc.					X

101 INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101 SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101 LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.	X

101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

104	Cover Page Interactive Data file (formatted as Inline XBRL and contained in Exhibit 101).	X

*	Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.
**	Furnished herewith.
†	Management contract or compensatory plan or arrangement.

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

EXPAND ENERGY CORPORATION

Date: February 18, 2026	By:	/s/ MICHAEL A. WICHTERICH
Michael A. Wichterich
Chairman of the Board, Interim President and Chief Executive Officer

POWER OF ATTORNEY
Each person whose signature appears below constitutes and appoints Michael A. Wichterich his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K, and to file the same, with all, exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each, and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and each of them, or the substitute or substitutes of any or all of them, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ MICHAEL A. WICHTERICH	Chairman of the Board, Interim President and Chief Executive Officer (Principal Executive Officer)	February 18, 2026
Michael A. Wichterich

/s/ BRITTANY RAIFORD	Vice President, Interim Chief Financial Officer and Treasurer (Principal Financial Officer)	February 18, 2026
Brittany Raiford

/s/ GREGORY M. LARSON	Vice President - Accounting & Controller (Principal Accounting Officer)	February 18, 2026
Gregory M. Larson

/s/ TIMOTHY S. DUNCAN	Director	February 18, 2026
Timothy S. Duncan

/s/ BENJAMIN C. DUSTER, IV	Director	February 18, 2026
Benjamin C. Duster, IV

/s/ SARAH A. EMERSON	Director	February 18, 2026
Sarah A. Emerson

/s/ MATTHEW M. GALLAGHER	Director	February 18, 2026
Matthew M. Gallagher

/s/ JOHN D. GASS	Director	February 18, 2026
John D. Gass

/s/ SYLVESTER P. JOHNSON IV	Director	February 18, 2026
Sylvester P. Johnson IV

/s/ CATHERINE A. KEHR	Director	February 18, 2026
Catherine A. Kehr

/s/ SHAMEEK KONAR	Director	February 18, 2026
Shameek Konar

/s/ BRIAN STECK	Director	February 18, 2026
Brian Steck