Form 10-Q
period 2026-03-31
EXPAND ENERGY Corp
filed 2026-04-28
CIK 895126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 001-13726
EXPAND ENERGY CORPORATION
(Exact name of registrant as specified in its charter)

Oklahoma			73-1395733
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)
10000 Energy Drive,	Spring,	Texas	77389
(Address of principal executive offices)			(Zip Code)
		(346)	535-0990
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 par value per share	EXE	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐      No ☒
As of April 24, 2026, there were 239,228,849 shares of our $0.01 par value common stock outstanding.

EXPAND ENERGY CORPORATION AND SUBSIDIARIES
INDEX TO FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

Definitions
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
“Credit Facility” means the amended and restated credit facility entered into on September 30, 2025.
“Current Quarter” means the three months ended March 31, 2026.
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
“Prior Quarter” means the three months ended March 31, 2025.
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
“Southwestern” means Southwestern Energy Company.
“Southwestern Merger” means Chesapeake’s merger with Southwestern, which closed on October 1, 2024.
“Warrants” means, collectively, the Class A Warrants, Class B Warrants and Class C Warrants.
"Winter Storm Fern" means the severe winter weather event that occurred in January 2026, which affected portions of the United States and resulted in, among other things, significant increases in natural gas and electricity demand and power supply disruptions.
“WTI” means West Texas Intermediate.
“/Bbl” means per barrel.
“/Mcf” means per Mcf.
“/Mcfe” means per Mcfe.

PART I. FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements
EXPAND ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

($ in millions, except per share data)	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$2,220	$616
Restricted cash	85	80
Accounts receivable, net	1,290	1,599
Derivative assets	429	264
Other current assets	363	357
Total current assets	4,387	2,916
Property and equipment:
Natural gas and oil properties, successful efforts method
Proved natural gas and oil properties	27,336	26,606
Unproved properties	5,429	5,478
Other property and equipment	528	509
Total property and equipment	33,293	32,593
Less: accumulated depreciation, depletion and amortization	(8,978)	(8,278)
Property and equipment held for sale, net	—	40
Total property and equipment, net	24,315	24,355
Long-term derivative assets	127	47
Deferred income tax assets	—	168
Other long-term assets	692	801
Total assets	$29,521	$28,287

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$881	$753
Current maturities of long-term debt, net	875	—
Accrued interest	59	100
Derivative liabilities	—	3
Other current liabilities	2,135	2,045
Total current liabilities	3,950	2,901
Long-term debt, net	4,133	5,009
Long-term derivative liabilities	—	1
Asset retirement obligations, net of current portion	703	688
Long-term contract liabilities	911	975
Other long-term liabilities	278	135
Total liabilities	9,975	9,709
Contingencies and commitments (Note 5)
Stockholders' equity:
Common stock, $0.01 par value, 450,000,000 shares authorized: 240,085,572 and 239,249,874 shares issued	2	2
Additional paid-in capital	13,759	13,746
Retained earnings	5,785	4,830
Total stockholders' equity	19,546	18,578
Total liabilities and stockholders' equity	$29,521	$28,287
The accompanying notes are an integral part of these condensed consolidated financial statements.

EXPAND ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
($ in millions, except per share data)	2026	2025
Revenues and other:
Natural gas, oil and NGL	$3,315	$2,300
Marketing	1,212	910
Losses on derivatives	(129)	(1,014)
Losses on sales of assets	(1)	—
Total revenues and other	4,397	2,196
Operating expenses:
Production	185	147
Gathering, processing and transportation	690	563
Severance and ad valorem taxes	60	48
Exploration	14	7
Marketing	1,121	919
General and administrative	63	47
Separation and other termination costs	9	—
Depreciation, depletion and amortization	711	711
Other operating expense, net	13	22
Total operating expenses	2,866	2,464
Income (loss) from operations	1,531	(268)
Other income (expense):
Interest expense	(59)	(59)
Other income, net	17	8
Total other income (expense)	(42)	(51)
Income (loss) before income taxes	1,489	(319)
Income tax expense (benefit)	330	(70)
Net income (loss)	$1,159	$(249)
Earnings (loss) per common share:
Basic	$4.83	$(1.06)
Diluted	$4.81	$(1.06)
Weighted average common shares outstanding (in thousands):
Basic	239,900	234,434
Diluted	240,759	234,434
The accompanying notes are an integral part of these condensed consolidated financial statements.

EXPAND ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
($ in millions)	2026	2025
Cash flows from operating activities:
Net income (loss)	$1,159	$(249)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	711	711
Deferred income tax expense (benefit)	319	(37)
Derivative losses, net	129	1,014
Cash payments on derivative settlements, net	(386)	(45)
Share-based compensation	10	9
Losses on sales of assets	1	—
Contract amortization	(30)	(52)
Other	35	(4)
Changes in assets and liabilities	454	(251)
Net cash provided by operating activities	2,402	1,096
Cash flows from investing activities:
Capital expenditures	(707)	(563)
Property acquisitions	(4)	—
Receipts of deferred consideration	60	60
Contributions to investments	(1)	(4)
Distributions from investments	10	—
Proceeds from divestitures of property and equipment	41	—
Net cash used in investing activities	(601)	(507)
Cash flows from financing activities:
Proceeds from credit facility	—	725
Payments on credit facility	—	(725)
Proceeds from warrant exercise	15	21
Cash paid to repurchase and retire common stock	(66)	—
Cash paid to purchase debt	—	(436)
Cash paid for common stock dividends	(141)	(142)
Net cash used in financing activities	(192)	(557)
Net increase in cash, cash equivalents and restricted cash	1,609	32
Cash, cash equivalents and restricted cash, beginning of period	696	395
Cash, cash equivalents and restricted cash, end of period	$2,305	$427

Cash and cash equivalents	$2,220	$349
Restricted cash	85	78
Total cash, cash equivalents and restricted cash	$2,305	$427
The accompanying notes are an integral part of these condensed consolidated financial statements.

EXPAND ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock
($ in millions)	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity
Balance as of December 31, 2024	231,769,886	$2	$13,687	$3,876	$17,565
Share-based compensation	386,025	—	(8)	—	(8)
Issuance of common stock for warrant exercise	5,320,216	—	21	—	21
Net loss	—	—	—	(249)	(249)
Dividends on common stock	—	—	—	(138)	(138)
Balance as of March 31, 2025	237,476,127	$2	$13,700	$3,489	$17,191

Balance as of December 31, 2025	239,249,874	$2	$13,746	$4,830	$18,578
Share-based compensation	333,423	—	(2)	—	(2)
Issuance of common stock for warrant exercise	1,122,179	—	15	—	15
Issuance of reserved common stock and warrants	2,554	—	—	—	—
Repurchase and retirement of common stock	(622,458)	—	—	(66)	(66)
Net income	—	—	—	1,159	1,159
Dividends on common stock	—	—	—	(138)	(138)
Balance as of March 31, 2026	240,085,572	$2	$13,759	$5,785	$19,546
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
This Quarterly Report on Form 10-Q (this “Form 10-Q”) relates to our financial position as of March 31, 2026 and December 31, 2025, and our results of operations for the three months ended March 31, 2026 (“Current Quarter”), and the three months ended March 31, 2025 (“Prior Quarter”). Our annual report on Form 10-K for the year ended December 31, 2025 (“2025 Form 10-K”) should be read in conjunction with this Form 10-Q. The accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair statement of our condensed consolidated financial statements and accompanying notes and include the accounts of our direct and indirect wholly owned subsidiaries and entities in which we have a controlling financial interest. Intercompany accounts and balances have been eliminated. For the time periods covered by this Form 10-Q, we did not have any changes or items impacting other comprehensive income.
Restricted Cash
As of March 31, 2026, we had restricted cash of $85 million. Our restricted cash represents funds restricted for payment of certain royalties pending the outcome of competing ownership claims for certain minerals, as well as for payment of certain convenience class unsecured claims.
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
In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 expands disclosures about specific costs and expenses presented on the face of the income statement. This ASU is effective for annual reporting periods beginning after December 15, 2026, and for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. We are evaluating the impact this ASU will have on our disclosures.
We consider the applicability and impact of all ASUs. ASUs not listed above were evaluated and determined to either be not applicable, already adopted and disclosed or not material upon adoption.

EXPAND ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

2.	Natural Gas and Oil Property Transactions

Eagle Ford Divestitures

During 2023, we divested our Eagle Ford assets through three separate transactions (“the Eagle Ford divestiture transactions”). In each of these transactions, we received a portion of the purchase price upon closing, subject to customary post-closing adjustments, with the remainder of the purchase price recorded as deferred consideration and treated as a non-interest-bearing note to be paid in installments in up to the following four years following the close of the transaction. The deferred consideration is recorded at fair value with an imputed rate of interest as a Level 2 input, and approximately $97 million and $114 million of the deferred consideration is reflected within other current assets and approximately $52 million and $91 million of the deferred consideration is reflected within other long-term assets on the condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025, respectively. These installment payments are recorded as receipts of deferred consideration in our condensed consolidated statements of cash flows.

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
The reconciliations between basic and diluted earnings (loss) per share are as follows:

	Three Months Ended March 31,
	2026	2025
Numerator
Net income (loss), basic and diluted	$1,159	$(249)

Denominator (in thousands)
Weighted average common shares outstanding, basic	239,900	234,434
Effect of potentially dilutive securities
Warrants	462	—
Restricted stock units	397	—
Performance share units	—	—
Weighted average common shares outstanding, diluted	240,759	234,434

Earnings (loss) per common share:
Basic	$4.83	$(1.06)
Diluted	$4.81	$(1.06)

During the Current Quarter and Prior Quarter, the diluted earnings (loss) per share calculation excludes the effect of 10,837 and 308,646 reserved shares of common stock and 0 and 582,109 reserved Class C Warrants related to the settlement of General Unsecured Claims associated with the Chapter 11 Cases, as all necessary conditions had not been met for such shares to be considered dilutive shares during the Current Quarter and Prior Quarter, respectively. On February 9, 2026, the Warrants, including the Class C Warrants, expired. For additional information on the Warrants, see Note 9. Additionally, the diluted loss per share calculation during the Prior Quarter excludes the antidilutive effect of 5,634,917 Warrants, 413,816 RSUs and 154,868 PSUs.

EXPAND ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

4.	Debt
Our long-term debt consisted of the following as of March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
	Carrying Amount	Fair Value(a)	Carrying Amount	Fair Value(a)
Credit Facility	$—	$—	$—	$—
5.375% senior notes due 2029	638	638	638	639
5.875% senior notes due 2029	440	441	440	441
6.75% senior notes due 2029(b)	847	848	847	852
5.375% senior notes due 2030	1,200	1,211	1,200	1,218
4.75% senior notes due 2032	1,150	1,123	1,150	1,137
5.70% senior notes due 2035	750	761	750	776
Discounts on senior notes, net	(9)	—	(8)	—
Debt issuance costs	(8)	—	(8)	—
Total debt, net	$5,008	$5,022	$5,009	$5,063
Less current maturities of long-term debt, net	(875)	(848)	—	—
Total long-term debt, net	$4,133	$4,174	$5,009	$5,063
____________________________________________
(a)The carrying value of borrowings under our Credit Facility approximates fair value as the interest rates are based on prevailing market rates; therefore, they are a Level 1 fair value measurement. For all other debt, a market approach, based upon quotes from major financial institutions, which are Level 2 inputs, is used to measure the fair value.
(b)Prior to March 31, 2026, we exercised our right to call the 6.75% Senior Notes due 2029. As this exercise was irrevocable, the carrying value of these notes was reclassified to current maturities of long-term debt, net, as of March 31, 2026.

Credit Facility. On September 30, 2025, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) that, as amended, has a maturity date of September 30, 2030 (the “Credit Facility”), with the lenders and issuing banks party thereto from time to time (the “Lenders”), and JPMorgan Chase Bank, N.A., as administrative agent. The maturity date for the Credit Facility has two one-year extension options available, each subject to the Lenders’ consent. The Credit Facility provides for aggregate commitments of $3.5 billion, with incremental capacity for additional commitments in an amount up to $1.0 billion, subject to the receipt of commitments thereto and certain customary conditions. Under the Credit Facility, the sublimit available for the issuance of letters of credit is $1.0 billion and the sublimit available for swingline loans is $100 million. As of March 31, 2026, we had approximately $3.5 billion available for borrowings under the Credit Facility.

The Credit Agreement contains restrictive covenants that, subject to exceptions customary to investment-grade credit facilities, limit Expand Energy and its subsidiaries’ ability to, among other things: (i) incur priority indebtedness, (ii) enter into mergers; (iii) make or declare dividends; (iv) incur liens; (v) sell all or substantially all of their assets; and (vi) engage in certain transactions with affiliates. The Credit Agreement requires our compliance with an indebtedness to capitalization ratio, which is the ratio of the Company’s total indebtedness to the sum of total indebtedness plus stockholders’ equity (the “Debt to Capitalization Ratio”), not to exceed 65%, tested at the end of each quarter. As of March 31, 2026, we were in compliance with the Debt to Capitalization Ratio.

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

EXPAND ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
and (iii) the term SOFR rate for a one-month interest period plus 100 basis points, plus an applicable margin ranging from 12.5 to 100 basis points per annum, depending on the Company’s unsecured debt ratings. Expand Energy also pays a commitment fee on unused commitment amounts under the Credit Facility ranging from 12.5 to 32.5 basis points per annum, depending on the Company’s unsecured debt ratings.

The Credit Facility is subject to customary events of default, remedies, and cure periods for investment-grade credit facilities of this nature.

The Company had no secured debt as of March 31, 2026.
Senior Notes Repayment
During the Prior Quarter, the $389 million aggregate principal of 4.95% Senior Notes due 2025 (the “2025 Notes”) was repaid and terminated with cash on hand and borrowings on the Company’s reserve-based credit facility entered into on December 9, 2022, which was subsequently terminated in connection with the entry into the Credit Facility. The borrowings on the prior credit facility were subsequently repaid during the Prior Quarter. Additionally, we redeemed the remaining $47 million aggregate principal of the 5.50% Senior Notes due 2026 (the “2026 Notes”) with cash on hand.
On April 15, 2026, we redeemed the $847 million aggregate principal of 6.75% Senior Notes due 2029 for approximately $875 million, which included accrued interest of $28 million. Additionally, on April 17, 2026, we redeemed the $440 million aggregate principal of 5.875% Senior Notes due 2029 for approximately $446 million, which included accrued interest of $6 million. We utilized cash on hand for the redemption of the 6.75% Senior Notes due 2029 and the 5.875% Senior Notes due 2029.

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
Commitments
Gathering, Processing and Transportation Agreements
We have contractual commitments with midstream service companies and pipeline carriers for future gathering, processing and transportation of natural gas, oil and NGL to move certain of our production to market. Working interest owners and royalty interest owners, where appropriate, will be responsible for their proportionate share of these costs. Generally, commitments related to gathering, processing and transportation agreements are not recorded as obligations in the accompanying condensed consolidated balance sheets, however, as part of the Southwestern Merger, we assumed gathering, processing and transportation contracts, certain of which were deemed to be above or below current market rates. We recognized assets and liabilities for the difference in the contractual and market rates of these contracts, as of the date of the Southwestern Merger.
The aggregate undiscounted commitments under our gathering, processing and transportation agreements, excluding any reimbursement from working interest and royalty interest owners, credits for third-party volumes or future costs under cost-of-service agreements, are presented below:

March 31, 2026
Remainder of 2026	$1,124
2027	1,436
2028	1,294
2029	974
2030	898
Thereafter	3,451
Total	$9,177
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

6.	Other Current Liabilities
Other current liabilities as of March 31, 2026 and December 31, 2025 are detailed below:

	March 31, 2026	December 31, 2025
Revenues and royalties due to others	$1,156	$972
Accrued drilling and production costs	332	350
Contract liabilities	251	253
Accrued compensation and benefits	55	107
Taxes payable	146	157
Operating leases	51	51
Joint interest prepayments received	11	11
Other	133	144
Total other current liabilities	$2,135	$2,045

7.	Revenue
The following tables show revenue disaggregated by operating area and product type:

	Three Months Ended March 31, 2026
	Natural Gas	Oil	NGL	Total
Haynesville	$1,245	$—	$—	$1,245
Northeast Appalachia	1,428	—	—	1,428
Southwest Appalachia	389	87	166	642
Natural gas, oil and NGL revenue	$3,062	$87	$166	$3,315

Marketing revenue	$1,134	$38	$40	$1,212

	Three Months Ended March 31, 2025
	Natural Gas	Oil	NGL	Total
Haynesville	$821	$—	$—	$821
Northeast Appalachia	900	—	—	900
Southwest Appalachia	294	78	207	579
Natural gas, oil and NGL revenue	$2,015	$78	$207	$2,300

Marketing revenue	$837	$34	$39	$910

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
Accounts receivable as of March 31, 2026 and December 31, 2025 are detailed below:

	March 31, 2026	December 31, 2025
Natural gas, oil and NGL sales	$957	$1,363
Joint interest	255	232
Other	92	18
Allowance for doubtful accounts	(14)	(14)
Total accounts receivable, net	$1,290	$1,599

8.	Income Taxes

The table below presents a comparison of the Current Quarter and Prior Quarter’s income tax expense (benefit) and actual year-to-date effective tax rates.

	Three Months Ended March 31,
	2026		2025
Income (loss) before income taxes	$1,489		$(319)

Current tax expense (benefit)	11	0.7%	(33)	10.3%
Deferred tax expense (benefit)	319	21.4%	(37)	11.6%
Income tax expense (benefit)	$330	22.1%	$(70)	21.9%

An estimated annual effective tax rate (“EAETR”) is used in recording our interim year-to-date income tax provision. The EAETR is determined based on analysis of year-to-date and projected financial results of our operations. Our EAETR during the Current Quarter was 22.3%, compared to 21.8% in the Prior Quarter. The actual year-to-date effective tax rate and EAETR can differ as a result of certain discrete items, which are recorded in the period. Common examples of such items include, but are not limited to, certain equity-based compensation, true-ups resulting from differences between tax returns filed and estimated accruals, and tax effects of enacted laws.

As a result of projecting federal and state income taxes, a portion of our EAETR represents the estimated provision for current taxes. Due to the book income in the Current Quarter, a current tax expense of $11 million was recorded. Due to the book loss in the Prior Quarter, a current tax benefit of $33 million was recorded.

As of December 31, 2025, we were in a net deferred tax asset position and we anticipate being in a net deferred tax liability position as of December 31, 2026. Based on all available positive and negative evidence, including projections of future taxable income, we believe it is more likely than not that some of our deferred tax assets will not be realized. As such, a partial valuation allowance was recorded against our net deferred tax asset position for federal and state purposes as of March 31, 2026 and December 31, 2025.
On July 4, 2025, the current Presidential Administration signed into law the One Big Beautiful Bill Act (the “OBBBA”). This bill restores 100% bonus depreciation for property acquired and placed into service after January 19, 2025, restores the immediate expensing of research expenditures, and provides for parity between the treatment of intangible drilling costs and depreciation for purposes of the CAMT. The enactment of the OBBBA and

EXPAND ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
its provisions contributed to a reduction in the Company’s expected current tax expense with an offsetting increase to the Company’s expected deferred tax expense.

9.	Equity
Dividends
During the Current Quarter and Prior Quarter we made dividend payments of $138 million ($0.575 per share) and $138 million ($0.575 per share), respectively.

On April 28, 2026, we declared a base quarterly dividend payable of $0.575 per share, which will be paid on June 4, 2026 to stockholders of record at the close of business on May 14, 2026.
Share Repurchases
On October 22, 2024, our Board of Directors authorized repurchases of up to $1.0 billion, in aggregate, of the Company’s common stock and/or warrants under a share repurchase program. During the Current Quarter, we repurchased 0.6 million shares for an aggregate price of $66 million. We did not make any share repurchases during the Prior Quarter. The shares of common stock repurchased during the Current Quarter were retired and recorded as a reduction to common stock and retained earnings.
Subsequent to the Current Quarter, we have repurchased approximately 0.9 million shares for an aggregate price of $84 million through April 24, 2026.

Warrants
As of December 31, 2025, there were 15,705 Class A Warrants, 48,801 Class B Warrants and 1,244,008 Class C Warrants outstanding. On February 9, 2026, all of the outstanding Warrants that had not been previously exercised expired. As a result of these Warrant exercises, we issued 1,122,179 common shares and no longer have any outstanding Warrants.

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

	Unvested Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
	(in thousands)
Unvested as of December 31, 2025	957	$94.61
Granted	520	$106.90
Vested	(369)	$88.23
Forfeited	(44)	$101.76
Unvested as of March 31, 2026	1,064	$102.54
The aggregate intrinsic value of RSUs that vested during the Current Quarter was approximately $42 million based on the stock price at the time of vesting.

EXPAND ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
As of March 31, 2026, there was approximately $99 million of total unrecognized compensation expense related to unvested RSUs. The expense is expected to be recognized over a weighted average period of approximately 2.4 years.
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

The following table presents the assumptions used in the valuation of the PSUs granted during the Current Quarter.

Assumption	TSR, rTSR
Risk-free interest rate	3.74%
Volatility	28.50%

A summary of the changes in unvested PSUs is presented below:

	Unvested Performance Share Units	Weighted Average Grant Date Fair Value Per Share
	(in thousands)
Unvested as of December 31, 2025	464	$106.14
Granted	109	$80.45
Vested	(132)	$80.53
Forfeited	(34)	$125.64
Unvested as of March 31, 2026	407	$105.95
The aggregate intrinsic value of PSUs that vested during the Current Quarter was approximately $11 million based on the stock price at the time of vesting.
As of March 31, 2026, there was approximately $24 million of total unrecognized compensation expense related to unvested PSUs. The expense is expected to be recognized over a weighted average period of approximately 2.22 years.

RSU and PSU Compensation.
We recognized the following compensation costs, net of actual forfeitures, related to RSUs and PSUs for the periods presented:

	Three Months Ended March 31,
	2026	2025
General and administrative expenses	$9	$8
Natural gas and oil properties	2	1
Production expense	1	1
Separation and other termination costs	3	—
Marketing expense	—	1
Other operating expense, net	—	2
Total RSU and PSU compensation	$15	$13
Related income tax benefit	$4	$4

EXPAND ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

11.	Derivative and Hedging Activities
We use derivative instruments to reduce our exposure to fluctuations in future commodity prices and to protect our expected operating cash flow against significant market movements or volatility. These commodity contract derivative financial instruments primarily includes financial price instruments, collars, call options and basis protection instruments. All of our commodity contract derivative instruments are net settled based on the difference between the fixed-price payment and the floating-price payment, resulting in a net amount due to or from the counterparty. Additionally, we enter into exchange traded derivative instruments with brokers or the clearing houses of certain exchanges. We have elected not to designate any of our derivative instruments for hedge accounting treatment.

The estimated fair values of our natural gas, oil and NGL derivative instrument assets (liabilities) as of March 31, 2026 and December 31, 2025 are provided below:

	March 31, 2026		December 31, 2025
	Notional Volume(a)	Fair Value	Notional Volume(a)	Fair Value
Natural gas (Bcf):
Fixed-price instruments	869	$264	756	$128
Two-way collars	858	252	1,143	212
Three-way collars	680	95	175	32
Call options (sold)	55	(4)	73	(1)
Basis protection instruments	261	(31)	337	(66)
Total natural gas	2,723	576	2,484	305
Oil (MMBbls):
Two-way collars	2	$(2)	—	$—
Three-way collars	—	—	—	2
Total oil	2	(2)	—	2
NGLs (MMBbls):
Fixed-price instruments	4	$(18)	—	$—
Total NGL	4	(18)	—	—
Total estimated fair value		$556		$307
___________________________________________
(a)Notional volumes are presented net of short and long positions.

EXPAND ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The following table presents the fair value and location of each classification of derivative instrument included in the condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025 on a gross basis and after same-counterparty netting:

	Gross Fair Value(a)	Amounts Netted in the Condensed Consolidated Balance Sheets	Net Fair Value Presented in the Condensed Consolidated Balance Sheets
As of March 31, 2026
Commodity Contracts:
Short-term derivative asset	$661	$(232)	$429
Long-term derivative asset	142	(15)	127
Short-term derivative liability	(232)	232	—
Long-term derivative liability	(15)	15	—
Total derivatives	$556	$—	$556

As of December 31, 2025
Commodity Contracts:
Short-term derivative asset	$340	$(76)	$264
Long-term derivative asset	66	(19)	47
Short-term derivative liability	(79)	76	(3)
Long-term derivative liability	(20)	19	(1)
Total derivatives	$307	$—	$307
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
Credit Risk Considerations
Our derivative instruments expose us to our counterparties’ credit risk. To mitigate this risk, we only enter into commodity contracts derivatives with counterparties that are highly rated or deemed by us to have acceptable credit strength and deemed by management to be competent and competitive market-makers, and we attempt to limit our exposure to non-performance by any single counterparty. As of March 31, 2026, our commodity contracts derivative instruments were spread among 21 counterparties.
Hedging Arrangements
Certain of our hedging arrangements are with counterparties that are also Lenders (or affiliates of Lenders) under our Credit Facility. We do not expect to post cash or letters of credit to secure our obligations under these hedging arrangements while we have our investment grade ratings. The obligations under these contracts must be secured by cash or letters of credit to the extent that any mark-to-market amounts exceed defined thresholds. As of March 31, 2026, we did not have any cash or letters of credit posted as collateral for our commodity derivatives. We maintain accounts with brokers or the clearing houses of certain exchanges to facilitate financial derivative transactions. Based on the value of the positions in these accounts and associated margin requirements, we may

EXPAND ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
be required to deposit cash into these accounts. As of March 31, 2026, the cash held within these broker margin accounts was $17 million, and is included within other current assets within our condensed consolidated balance sheets.

12.	Investments
Momentum Sustainable Ventures LLC. During the fourth quarter of 2022, the Company entered into an agreement with Momentum Sustainable Ventures LLC (“Momentum”) to build a new natural gas gathering pipeline and carbon capture project, which gathers and treats natural gas produced in the Haynesville Shale for delivery to Gulf Coast markets, including LNG export, the New Generation Gas Gathering LLC (“NG3”) operated pipeline (the “NG3 pipeline”). The NG3 pipeline was placed in service and began gathering operations on October 1, 2025. Under a CO2 services agreement with ExxonMobil Low Carbon Solutions Onshore Storage, LLC (“Exxon”), NG3 began delivering CO2 to Exxon for capture and sequestration in February 2026. We have a 35% interest in the joint venture entity and classify our investment with Momentum in the NG3 pipeline as a related party.
We have accounted for this investment as an equity method investment, and its carrying value, which is reflected within other long-term assets on the condensed consolidated balance sheets, was $301 million and $313 million as of March 31, 2026 and December 31, 2025, respectively. We recognize our proportionate share of income (loss) related to our investment with Momentum in other income, net within our condensed consolidated statements of operations. Our proportionate share of income (loss) related to our investment with Momentum is recognized on a three-month lag. During the Current Quarter and Prior Quarter, our proportionate share of income (loss) related to our investment in the NG3 pipeline did not have a material impact to our financial statements. We periodically review our investment with Momentum to determine if a loss in value, which is other than a temporary decline, has occurred. If an other than temporary decline has occurred, we recognize an impairment on our investment. Through March 31, 2026, we have not recognized any impairments related to our investment with Momentum.
The NG3 pipeline provides to us certain gathering, processing and transportation services. We have a gathering agreement in which approximately 900 MMcf per day, on average, of natural gas are to be gathered and processed by the NG3 pipeline over the course of the next 12 years. During the Current Quarter, approximately $18 million of our gathering, processing and transportation expenses were related to services provided by the NG3 pipeline, and is reflected within our consolidated statements of operations. Additionally, approximately $13 million and $12 million of our accounts payable balance as of March 31, 2026 and December 31, 2025, respectively, was related to gathering, processing and transportation services rendered to us by the NG3 pipeline.

EXPAND ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

13.	Supplemental Cash Flow Information
Supplemental disclosures to the condensed consolidated statements of cash flows are presented below.

	Three Months Ended March 31,
	2026	2025
Changes in assets and liabilities
Accounts receivable	$307	$(135)
Accounts payable	104	(96)
Other current assets	(25)	(25)
Other current liabilities	68	5
Total	$454	$(251)

Supplemental cash flow information:
Interest paid, net of capitalized interest	$100	$91
Income taxes paid (refunds received), net	$3	$—

Supplemental disclosure of significant non-cash investing and financing activities:
Change in accrued drilling and completion costs	$(16)	$126
Operating lease obligations recognized	$6	$19

14.	Segment Information
Operating segments are defined as components of an enterprise that engage in activities from which it may earn revenues and incur expenses for which separate operational financial information is available and is regularly evaluated by the chief operating decision maker (“CODM”), who is our Chief Executive Officer, for the purpose of allocating an enterprise’s resources and assessing its operating performance. Our revenues are derived from the production, marketing and sale of natural gas, oil and NGL. Additional information on our revenues, including the disaggregation of our revenues, is found in Note 7. As of March 31, 2026, we considered each of our operating areas as operating segments, however, we have aggregated those operating segments into one reportable segment due to the similar nature of the exploration and production business across Expand Energy and its consolidated subsidiaries and the fact that our marketing activities are ancillary to our operations.
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
The measure of segment assets is total assets as reported on our condensed consolidated balance sheets, and as of March 31, 2026 and as of December 31, 2025 our total assets were $29,521 million and $28,287 million, respectively. Additionally, in analyzing company performance, our CODM reviews capital expenditures. During the Current Quarter and Prior Quarter, our capital expenditures were $716 million and $662 million, respectively. During the Current Quarter and Prior Quarter we did not make any contributions to equity method investments. Our interest revenue during the Current Quarter and Prior Quarter was $8 million and $2 million, respectively.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction
This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with management’s perspective on our financial condition, liquidity, results of operations and certain other factors that may affect our future results. The following discussion should be read together with the condensed consolidated financial statements included in Item 1 of Part I of this report and the consolidated financial statements included in Item 8 of our 2025 Form 10-K.
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

Recent Developments
Senior Notes Repayment
On April 15, 2026, the 6.75% Senior Notes due 2029 were repaid and terminated for approximately $875 million, including accrued interest. Additionally, on April 17, 2026, the 5.875% Senior Notes due 2029 were repaid and terminated for approximately $446 million, including accrued interest. These senior notes were repaid using cash on hand. See Note 4 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion.
Shareholder Returns
In October 2024, our Board of Directors authorized the Company to repurchase up to $1.0 billion, in aggregate, of the Company’s common stock and/or warrants. In 2025, we prioritized paying the base dividend of $2.30 per share and $1.0 billion of annual net debt reduction, with 75% of the remaining free cash flow distributed, as market conditions warranted, through share repurchases and additional dividend payments. In 2026, the Company plans to continue to prioritize debt reduction and effectively returning cash to shareholders. During the Current Quarter, we repurchased 0.6 million shares for an aggregate price of $66 million. Additionally, following the end of the Current Quarter, we repurchased approximately 0.9 million shares for an aggregate price of $84 million through April 24, 2026.

LNG Agreement

On April 22, 2026, we executed a Sales and Purchase Agreement (“SPA”) for long-term liquefaction offtake with Delfin FLNG 1 LLC, subject to final investment decision. Under the SPA, we will purchase approximately 1.15 million tonnes of LNG per annum from Delfin FLNG 1 LLC at a Henry Hub price with a contract targeted start date in 2031. The previously announced SPAs with Delfin and Gunvor Group Ltd have been terminated.

Economic and Market Conditions

Heightened geopolitical tensions and supply disruptions have amplified price volatility across global natural gas, oil, and NGL markets, posing renewed risks to economic growth. For example, in late February and early March 2026, military conflict involving the United States, Israel and Iran escalated in the Middle East, increasing geopolitical uncertainty in global energy markets. Concerns over disruptions to oil, natural gas and LNG production and shipping routes in the region may contribute to market price volatility for an undeterminable period of time.

Domestically, a confluence of mild weather and robust production has negatively impacted natural gas prices in the near term. However, structural demand drivers, led by the commissioning of new LNG export capacity, accelerating industrial onshoring, and the rapid expansion of AI-powered data centers, are expected to tighten market conditions, reinforcing upward pressure on future supply requirements and increasing volatility in price. Our future estimated cash flow is partially protected from commodity price movements through our current hedge positions that provide a floor price on over 65% of our projected gas volumes through the end of 2026 with significant upside participation via costless collars and three-way collars. For the foreseeable future, we believe our operational flexibility, cost structure and liquidity position will enable us to successfully navigate continued price volatility.

We continue to monitor factors impacting commodity supply and demand situations, including tariffs on steel and oil related cost inputs such as diesel fuel, to assess their impact on our business, business partners and customers. For additional discussion regarding risk associated with price volatility and economic uncertainty, see Part I, Item 1A “Risk Factors” in our 2025 Form 10-K.

Management Changes
On February 6, 2026, the Board of Directors of the Company appointed Michael Wichterich, Chairman of the Board, as Interim President and Chief Executive Officer, replacing Domenic J. Dell’Osso, Jr., effective immediately. In connection with his separation, Mr. Dell’Osso also resigned from the Board of Directors, effective immediately.

On April 6, 2026, the Board of Directors of the Company appointed Marcel Teunissen, as Executive Vice President and Chief Financial Officer, effective immediately.

Liquidity and Capital Resources
Liquidity Overview
Our primary sources of capital resources and liquidity are internally generated cash flows from operations and borrowings under our Credit Facility, and our primary uses of cash are for the development of our natural gas and oil properties, acquisitions of additional natural gas and oil properties, repayments of debt and return of value to stockholders through dividends and equity repurchases. If needed, we also have the ability to issue equity or debt securities through public offerings or private placements. We believe our cash flow from operations, cash on hand and unused borrowing capacity under the Credit Facility, as discussed below, will provide sufficient liquidity during the next 12 months and the foreseeable future. As of March 31, 2026, we had $5.7 billion of liquidity available, including $2.2 billion of cash on hand and $3.5 billion of aggregate unused borrowing capacity available under the Credit Facility. As of March 31, 2026, we had no outstanding borrowings under our Credit Facility.
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
Investment Grade Ratings
We have investment grade ratings with S&P Global Ratings (“S&P”), Fitch Ratings (“Fitch”) and Moody’s Ratings (“Moody’s”). S&P has an issuer-level rating of ‘BBB-’ on our unsecured debt and an issuer credit rating of ‘BBB-’, with a stable outlook. Fitch has a credit rating of ‘BBB-’ on our revolver credit and a rating of ‘BBB-’ on our senior notes, with a stable outlook. Moody’s has a rating of Baa3 on our senior unsecured notes, with a stable outlook.
Dividends
On April 28, 2026, we declared a base quarterly dividend payable of $0.575 per share, which will be paid on June 4, 2026 to stockholders of record at the close of business on May 14, 2026.
The declaration and payment of any future dividend, whether fixed or variable, will remain at the full discretion of the Board of Directors and will depend on the Company’s financial results, cash requirements, future prospects and other relevant factors. The Company’s ability to pay dividends to its stockholders is restricted by (i) Oklahoma corporate law, (ii) its Certificate of Incorporation, (iii) the terms and provisions of the Credit Agreement and (iv) the terms and provisions of the various indentures governing our senior notes. See Note 4 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion of our debt obligations.

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
Shelf Registration
We have a universal shelf registration statement on file with the SEC, as a “well-known seasoned issuer” as defined in Rule 405 under the Securities Act of 1933, as amended (the “Securities Act”), under which we have the ability to issue and sell an indeterminate amount of various types of debt and equity securities. The specific terms of any securities to be sold will be described in supplemental filings with the SEC. There were no sales of such securities during the Current Quarter or Prior Quarter. Our current shelf registration statement will expire in November 2027.

Contractual Obligations and Off-Balance Sheet Arrangements
As of March 31, 2026, our material contractual obligations include repayment of senior notes, derivative obligations, asset retirement obligations, lease obligations, undrawn letters of credit and various other commitments we enter into in the ordinary course of business that could result in future cash obligations. In addition, we have contractual commitments with midstream companies and pipeline carriers for future gathering, processing and transportation of natural gas to move certain of our production to market. The estimated gross undiscounted future commitments under these agreements were approximately $9.2 billion as of March 31, 2026. As discussed above, we believe our existing sources of liquidity will be sufficient to fund our near and long-term contractual obligations. See Notes 4, 5 and 11 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion.

Credit Facility
On September 30, 2025, we entered into the Credit Agreement, which matures in September 2030. The Credit Facility provides for aggregate commitments of $3.5 billion, with a $1.0 billion sublimit available for the issuance of letters of credit and a $100 million sublimit available for swingline loans. Borrowings under the Credit Agreement may be alternate base rate loans or term SOFR loans, at the Company’s election. As of March 31, 2026, we had approximately $3.5 billion available for borrowings under the Credit Facility. See Note 4 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion.

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

Sources and (Uses) of Cash and Cash Equivalents
The following table presents the sources and uses of our cash and cash equivalents for the periods presented:

	Three Months Ended March 31,
	2026	2025
Cash provided by operating activities	$2,402	$1,096
Proceeds from divestitures of property and equipment	41	—
Receipts of deferred consideration	60	60
Proceeds from warrant exercise	15	21
Distributions from investments	10	—
Capital expenditures	(707)	(563)
Property acquisitions	(4)	—
Contributions to investments	(1)	(4)
Cash paid to purchase debt	—	(436)
Cash paid to repurchase and retire common stock	(66)	—
Cash paid for common stock dividends	(141)	(142)
Net increase in cash, cash equivalents and restricted cash	$1,609	$32
Cash Flow from Operating Activities
Cash provided by operating activities was $2,402 million and $1,096 million during the Current Quarter and Prior Quarter, respectively. The increase during the Current Quarter is primarily due to higher prices for the natural gas we sold as well as increased sales volumes. Cash flows from operations are largely affected by the same factors that affect our net income (loss), excluding various non-cash items, such as depreciation, depletion and amortization, certain impairments, gains or losses on sales of assets, deferred income taxes and mark-to-market changes in our open derivative instruments. See further discussion below under Results of Operations.
Proceeds from Divestitures of Property and Equipment
During the Current Quarter, we sold a portion of our Oklahoma City campus as well as certain minor leasehold positions.
Receipts of Deferred Consideration
During both the Current Quarter and Prior Quarter, we received deferred consideration associated with our Eagle Ford divestiture transactions. See Note 2 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion.
Capital Expenditures
Our capital expenditures increased during the Current Quarter compared to the Prior Quarter, as a result of increased drilling and completion activity within our Haynesville and Northeast Appalachia operating areas as well as increased leasehold capital expenditure activity.

Cash Paid to Purchase Debt

During the Prior Quarter, the $389 million aggregate principal of the 2025 Notes was repaid and terminated upon maturity with cash on hand and borrowings under the prior credit facility, of which the prior credit facility borrowings were subsequently repaid. Additionally, we redeemed the remaining $47 million aggregate principal of the 2026 Notes using cash on hand. See Note 4 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion.

Cash Paid to Repurchase and Retire Common Stock
During the Current Quarter, we repurchased 0.6 million shares for an aggregate price of $66 million. The shares of common stock repurchased during the Current Quarter were retired and recorded as a reduction to common stock and retained earnings. See Note 9 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion.
Cash Paid for Common Stock Dividends
As part of our dividend program, we paid common stock dividends of $141 million and $142 million during the Current Quarter and Prior Quarter, respectively. See Note 9 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion.

Results of Operations
Natural Gas, Oil and NGL Production and Average Sales Prices

	Three Months Ended March 31, 2026
	Natural Gas		Oil		NGL		Total
	MMcf per day	$/Mcf	MBbl per day	$/Bbl	MBbl per day	$/Bbl	MMcfe per day	$/Mcfe
Haynesville	3,148	4.40	—	—	—	—	3,148	4.40
Northeast Appalachia	2,785	5.70	—	—	—	—	2,785	5.70
Southwest Appalachia	981	4.42	15	64.37	72	25.49	1,503	4.74
Total	6,914	4.92	15	64.37	72	25.49	7,436	4.95

Average NYMEX Price		5.04		71.93
Average Realized Price (including realized derivatives)		4.28		64.77		25.49		4.35

	Three Months Ended March 31, 2025
	Natural Gas		Oil		NGL		Total
	MMcf per day	$/Mcf	MBbl per day	$/Bbl	MBbl per day	$/Bbl	MMcfe per day	$/Mcfe
Haynesville	2,617	3.48	—	—	—	—	2,617	3.48
Northeast Appalachia	2,668	3.75	—	—	—	—	2,668	3.75
Southwest Appalachia	969	3.38	14	63.40	75	30.54	1,503	4.28
Total	6,254	3.58	14	63.40	75	30.54	6,788	3.76

Average NYMEX Price		3.65		71.42
Average Realized Price (including realized derivatives)		3.51		63.76		29.35		3.69

Natural Gas, Oil and NGL Sales

	Three Months Ended March 31, 2026
	Natural Gas	Oil	NGL	Total
Haynesville	$1,245	$—	$—	$1,245
Northeast Appalachia	1,428	—	—	1,428
Southwest Appalachia	389	87	166	642
Total natural gas, oil and NGL sales	$3,062	$87	$166	$3,315

	Three Months Ended March 31, 2025
	Natural Gas	Oil	NGL	Total
Haynesville	$821	$—	$—	$821
Northeast Appalachia	900	—	—	900
Southwest Appalachia	294	78	207	579
Total natural gas, oil and NGL sales	$2,015	$78	$207	$2,300

Natural gas, oil and NGL sales during the Current Quarter increased $1,015 million compared to the Prior Quarter. Higher average gas prices, primarily driven by Winter Storm Fern, resulted in an $807 million increase during the Current Quarter. Additionally, increased volumes across all of our operating areas, driven by new well production, resulted in a $208 million increase.

Production Expenses

	Three Months Ended March 31,
	2026		2025
		$/Mcfe		$/Mcfe
Haynesville	$93	0.33	$70	0.30
Northeast Appalachia	47	0.19	38	0.16
Southwest Appalachia	45	0.34	39	0.29
Total production expenses	$185	0.28	$147	0.24
Production expenses during the Current Quarter increased $38 million compared to the Prior Quarter. The increase was primarily driven by increased salt water disposal expenses and workover expenses in the Haynesville as a result of increased production activity.
Gathering, Processing and Transportation Expenses

	Three Months Ended March 31,
	2026		2025
		$/Mcfe		$/Mcfe
Haynesville	$239	0.84	$177	0.75
Northeast Appalachia	263	1.05	226	0.94
Southwest Appalachia	188	1.38	160	1.19
Total GP&T	$690	1.03	$563	0.92
Gathering, processing and transportation expenses during the Current Quarter increased $127 million compared to the Prior Quarter. These increase were primarily related to increased volumes and rates across all of our operating areas due to new well production, annual fee escalations and the NG3 pipeline going into service.

Severance and Ad Valorem Taxes

	Three Months Ended March 31,
	2026		2025
		$/Mcfe		$/Mcfe
Haynesville	$27	0.09	$14	0.06
Northeast Appalachia	7	0.03	8	0.03
Southwest Appalachia	26	0.20	26	0.19
Total severance and ad valorem taxes	$60	0.09	$48	0.08
Severance and ad valorem taxes during the Current Quarter increased $12 million compared to the Prior Quarter. The increase was primarily related to higher production volumes and severance tax rates in Haynesville.

Gains (Losses) on Derivatives

	Three Months Ended March 31,
	2026	2025
Natural gas derivatives - realized losses	$(401)	$(37)
Natural gas derivatives - unrealized gains (losses)	301	(962)
Total losses on natural gas derivatives	$(100)	$(999)

Oil derivatives - realized gains	$1	$—
Oil derivatives - unrealized losses	(4)	—
Total losses on oil derivatives	$(3)	$—

NGL derivatives - realized losses	$—	$(8)
NGL derivatives - unrealized losses	(18)	(7)
Total losses on NGL derivatives	$(18)	$(15)

Other derivatives - realized losses	$(8)	$—
Total losses on other derivatives	$(8)	$—
Total losses on derivatives	$(129)	$(1,014)
See Note 11 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for a discussion of our derivative activity.

Marketing Revenues and Expenses

	Three Months Ended March 31,
	2026	2025
Marketing revenues	$1,212	$910
Marketing expenses	1,121	919
Marketing margin	$91	$(9)

Marketing revenues and expenses increased in the Current Quarter compared to the Prior Quarter primarily as a result of increased marketed volumes, higher prices amid natural gas price volatility and optimization efforts.

General and Administrative Expenses

	Three Months Ended March 31,
	2026	2025
Total G&A, net	$63	$47
G&A, net per Mcfe	$0.09	$0.08
Total general and administrative expenses, net during the Current Quarter increased compared to the Prior Quarter due to an increase in employee compensation and benefits as well as other corporate expenses.
Separation and Other Termination Costs
During the Current Quarter, we recognized $9 million of separation and other termination costs related to one-time termination benefits for certain employees.

Depreciation, Depletion and Amortization

	Three Months Ended March 31,
	2026	2025
DD&A	$711	$711
DD&A per Mcfe	$1.06	$1.16
The per unit decrease in depreciation, depletion and amortization for the Current Quarter compared to the Prior Quarter is related to lower depletion rates in the Current Quarter due to an increase in prices used in the evaluation of our reserves.
Interest Expense

	Three Months Ended March 31,
	2026	2025
Interest expense on debt	$71	$77
Amortization of premium, discount, issuance costs and other	1	—
Capitalized interest	(13)	(18)
Total interest expense	$59	$59
The decrease in interest expense on debt during the Current Quarter compared to the Prior Quarter was primarily due to lower average debt outstanding during the Current Quarter. Capitalized interest decreased during the Current Quarter compared to the Prior Quarter, as we ceased capitalizing interest on our investment in the NG3 pipeline once operations commenced on October 1, 2025.
See Note 4 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for additional discussion.

Income Taxes
The projected full year current and deferred taxes are allocated to the Current Quarter based on the proportion of year-to-date pre-tax book income to the projected full year pre-tax book income. As a result, an income tax expense of $330 million was recorded for the Current Quarter. Of this amount, $11 million was related to current taxes and $319 million was related to deferred taxes. An income tax benefit of $70 million was recorded for the Prior Quarter. Of this amount, $33 million was related to current taxes and $37 million was related to deferred taxes. Our effective income tax rate was 22.1% and 21.9% during the Current Quarter and the Prior Quarter, respectively. Our effective tax rate can fluctuate due to the impact of discrete items, state income taxes and permanent differences. The OBBBA and its provisions contributed to a reduction in the Company’s expected current tax expense with an offsetting increase to the Company’s deferred tax expense. See Note 8 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for a discussion of income taxes.

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
•environmental and sustainability legislation and regulatory initiatives, including those addressing the impact of climate change or further regulating hydraulic fracturing, greenhouse gas emissions, flaring or water disposal;
•federal and state tax proposals affecting our industry;
•risks related to an annual limitation on the utilization of our tax attributes, which was triggered upon the completion of the Southwestern Merger, as well as trading in our common stock, additional issuance of common stock, and certain other stock transactions, which could lead to an additional, potentially more restrictive, annual limitation; and
•other factors that are described under Risk Factors in Item 1A of our 2025 Form 10-K.
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
Our natural gas, oil and NGL revenues during the Current Quarter, excluding any effect of our derivative instruments, were $3,062 million, $87 million and $166 million, respectively. Based on production, natural gas, oil and NGL revenue for the Current Quarter would have increased or decreased by approximately $306 million, $9 million and $17 million, respectively, for each 10% increase or decrease in prices. As of March 31, 2026, the fair value of our natural gas derivatives was a net asset of $576 million. As of March 31, 2026, the fair value of our oil and NGL derivatives were net liabilities of $2 million and $18 million, respectively. A 10% fluctuation in forward natural gas prices would impact the valuation of natural gas derivatives by approximately $614 million. A 10% fluctuation in forward oil prices would impact the valuation of oil derivatives by approximately $12 million. A 10% fluctuation in forward NGL prices would impact the valuation of NGL derivatives by approximately $13 million. This fair value change assumes volatility based on prevailing market parameters at March 31, 2026. See Note 11 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further information on our open derivative positions.
Interest Rate Risk
Our exposure to interest rate changes relates primarily to borrowings under our Credit Facility. Interest is payable on borrowings under the Credit Facility based on floating rates. See Note 4 of the notes to our condensed consolidated financial statements included in Item 1 of Part 1 of this report for additional information. As of March 31, 2026, we did not have any outstanding borrowings under our Credit Facility.

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
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our Interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based on that evaluation, our Interim Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2026 that our disclosure controls and procedures were effective.
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
See Note 5 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for information regarding our estimation and provision for potential losses related to litigation and regulatory proceedings. Based on management’s current assessment, we are of the opinion that no pending or threatened lawsuit or dispute relating to our business operations is likely to have a material adverse effect on our future consolidated financial position, results of operations or cash flows. Pursuant to this item, we use a threshold of $1 million for purposes of determining whether any legal proceedings in regards to federal, state or local environmental laws with a governmental authority require disclosure. This $1 million disclosure threshold does not imply that this amount is necessarily material to our business or financial condition, and as of March 31, 2026, there were no environmental proceedings to disclose. The final resolution of such matters could exceed amounts accrued, however, and actual results could differ materially from management’s estimates.
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

Our business has many risks. Factors that could materially adversely affect our business, financial condition, operating results or liquidity and the trading price of our common stock are described under “Risk Factors” in Item 1A of our 2025 Form 10-K. This information should be considered carefully, together with other information in this report and other reports and materials we file with the SEC.

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

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1 - January 31	—	$—	—	$900
February 1 - February 28	261,514	104.01	261,514	$873
March 1 - March 31	360,944	106.29	360,944	$834
Total	622,458	$105.33	622,458

ITEM 3.	Defaults Upon Senior Securities
None.

ITEM 4.	Mine Safety Disclosures
The information concerning mine safety violations and other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95.1 to this Form 10-Q.

ITEM 5.	Other Information
During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6.	Exhibits
The exhibits listed below in the Index of Exhibits are filed, furnished or incorporated by reference pursuant to the requirements of Item 601 of Regulation S-K.
INDEX OF EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed or Furnished Herewith
2.1	Fifth Amended Joint Plan of Reorganization of Chesapeake Energy Corporation and its Debtor Affiliates Pursuant to Chapter 11 of the Bankruptcy Code (Exhibit A of the Confirmation Order).	8-K	001-13726	2.1	1/19/2021

2.2*	Agreement and Plan of Merger, dated as of January 10, 2024, among Chesapeake Energy Corporation, Hulk Merger Sub, Inc., Hulk LLC Sub, LLC, and Southwestern Energy Company.	8-K	001-13726	2.1	1/11/2024

3.1	Third Amended and Restated Certificate of Incorporation of Expand Energy Corporation.	8-K	001-13726	3.1	10/1/2024

3.2	Third Amended and Restated Bylaws of Expand Energy Corporation.	8-K	001-13726	3.2	10/1/2024

31.1	Michael Wichterich, Chairman of the Board, Interim President and Chief Executive Officer, Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Marcel Teunissen, Executive Vice President and Chief Financial Officer, Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1**	Michael Wichterich, Chairman of the Board, Interim President and Chief Executive Officer, Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2**	Marcel Teunissen, Executive Vice President and Chief Financial Officer, Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

95.1	Mine Safety Disclosure.					X

101 INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101 SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101 LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.					X

101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed or Furnished Herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					X

*	Annexes, schedules and certain exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted annexes, schedules and exhibits upon request by the SEC.
**	Furnished herewith.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXPAND ENERGY CORPORATION

Date: April 28, 2026	By:	/s/ MICHAEL A. WICHTERICH
Michael A. Wichterich Chairman of the Board, Interim President and Chief Executive Officer

Date: April 28, 2026	By:	/s/ MARCEL TEUNISSEN
Marcel Teunissen Executive Vice President and Chief Financial Officer