Form 10-Q
period 2026-06-30
EXPAND ENERGY Corp
filed 2026-07-28
CIK 895126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐      No ☒
As of July 24, 2026, there were 231,503,789 shares of our $0.01 par value common stock outstanding.

EXPAND ENERGY CORPORATION AND SUBSIDIARIES
INDEX TO FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

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
“Current Period” means the six months ended June 30, 2026.
“Current Quarter” means the three months ended June 30, 2026.
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
“MTPA” means million metric tons per annum.
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
“Prior Period” means the six months ended June 30, 2025.
“Prior Quarter” means the three months ended June 30, 2025.
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
“WTI” means West Texas Intermediate.
“/Bbl” means per barrel.
“/Mcf” means per Mcf.
“/Mcfe” means per Mcfe.

PART I. FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements
EXPAND ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

($ in millions, except per share data)	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$663	$616
Restricted cash	101	80
Accounts receivable, net	1,098	1,599
Derivative assets	602	264
Other current assets	378	357
Total current assets	2,842	2,916
Property and equipment:
Natural gas and oil properties, successful efforts method
Proved natural gas and oil properties	28,092	26,606
Unproved properties	5,501	5,478
Other property and equipment	547	509
Total property and equipment	34,140	32,593
Less: accumulated depreciation, depletion and amortization	(9,690)	(8,278)
Property and equipment held for sale, net	—	40
Total property and equipment, net	24,450	24,355
Long-term derivative assets	113	47
Deferred income tax assets	—	168
Other long-term assets	625	801
Total assets	$28,030	$28,287

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$942	$753
Accrued interest	78	100
Derivative liabilities	1	3
Other current liabilities	1,944	2,045
Total current liabilities	2,965	2,901
Long-term debt, net	3,685	5,009
Long-term derivative liabilities	—	1
Asset retirement obligations, net of current portion	723	688
Long-term contract liabilities	835	975
Other long-term liabilities	412	135
Total liabilities	8,620	9,709
Contingencies and commitments (Note 5)
Stockholders' equity:
Common stock, $0.01 par value, 450,000,000 shares authorized: 234,349,727 and 239,249,874 shares issued	2	2
Additional paid-in capital	13,774	13,746
Retained earnings	5,634	4,830
Total stockholders' equity	19,410	18,578
Total liabilities and stockholders' equity	$28,030	$28,287
The accompanying notes are an integral part of these condensed consolidated financial statements.

EXPAND ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions, except per share data)	2026	2025	2026	2025
Revenues and other:
Natural gas, oil and NGL	$1,830	$2,021	$5,145	$4,321
Marketing	681	788	1,893	1,698
Gains (losses) on derivatives	449	877	320	(137)
Gains (losses) on sales of assets	—	4	(1)	4
Total revenues and other	2,960	3,690	7,357	5,886
Operating expenses:
Production	168	151	353	298
Gathering, processing and transportation	634	563	1,324	1,126
Severance and ad valorem taxes	60	49	120	97
Exploration	16	20	30	27
Marketing	649	791	1,770	1,710
General and administrative	50	40	113	87
Separation and other termination costs	—	—	9	—
Depreciation, depletion and amortization	722	769	1,433	1,480
Other operating expense, net	—	38	13	60
Total operating expenses	2,299	2,421	5,165	4,885
Income from operations	661	1,269	2,192	1,001
Other income (expense):
Interest expense	(43)	(60)	(102)	(119)
Gains on purchases, exchanges or extinguishments of debt	37	3	37	3
Other income, net	17	16	34	24
Total other income (expense)	11	(41)	(31)	(92)
Income before income taxes	672	1,228	2,161	909
Income tax expense	150	260	480	190
Net income	$522	$968	$1,681	$719
Earnings per common share:
Basic	$2.19	$4.07	$7.03	$3.04
Diluted	$2.19	$4.02	$7.02	$2.99
Weighted average common shares outstanding (in thousands):
Basic	238,224	237,973	239,058	236,213
Diluted	238,357	240,560	239,559	240,628
The accompanying notes are an integral part of these condensed consolidated financial statements.

EXPAND ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
($ in millions)	2026	2025
Cash flows from operating activities:
Net income	$1,681	$719
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	1,433	1,480
Deferred income tax expense	465	134
Derivative (gains) losses, net	(320)	137
Cash payments on derivative settlements, net	(92)	(29)
Share-based compensation	22	22
(Gains) losses on sales of assets	1	(4)
Contract amortization	(98)	(124)
Gains on purchases, exchanges or extinguishments of debt	(37)	(3)
Other	34	16
Changes in assets and liabilities	409	70
Net cash provided by operating activities	3,498	2,418
Cash flows from investing activities:
Capital expenditures	(1,460)	(1,220)
Property acquisitions	(7)	—
Receipts of deferred consideration	116	116
Contributions to investments	(1)	(9)
Distributions from investments	10	—
Proceeds from divestitures of property and equipment	43	15
Net cash used in investing activities	(1,299)	(1,098)
Cash flows from financing activities:
Proceeds from credit facility	—	825
Payments on credit facility	—	(825)
Proceeds from warrant exercise	15	22
Cash paid to repurchase and retire common stock	(580)	(99)
Cash paid to purchase debt	(1,287)	(553)
Cash paid for common stock dividends	(279)	(279)
Net cash used in financing activities	(2,131)	(909)
Net increase in cash, cash equivalents and restricted cash	68	411
Cash, cash equivalents and restricted cash, beginning of period	696	395
Cash, cash equivalents and restricted cash, end of period	$764	$806

Cash and cash equivalents	$663	$731
Restricted cash	101	75
Total cash, cash equivalents and restricted cash	$764	$806
The accompanying notes are an integral part of these condensed consolidated financial statements.

EXPAND ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock
($ in millions)	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity
Balance as of December 31, 2024	231,769,886	$2	$13,687	$3,876	$17,565
Share-based compensation	386,025	—	(8)	—	(8)
Issuance of common stock for warrant exercise	5,320,216	—	21	—	21
Net loss	—	—	—	(249)	(249)
Dividends on common stock	—	—	—	(138)	(138)
Balance as of March 31, 2025	237,476,127	$2	$13,700	$3,489	$17,191
Share-based compensation	100,820	—	15	—	15
Issuance of common stock for warrant exercise	711,937	—	1	—	1
Repurchase and retirement of common stock	(851,661)	—	—	(100)	(100)
Net income	—	—	—	968	968
Dividends on common stock	—	—	—	(138)	(138)
Balance as of June 30, 2025	237,437,223	$2	$13,716	$4,219	$17,937

Balance as of December 31, 2025	239,249,874	$2	$13,746	$4,830	$18,578
Share-based compensation	333,423	—	(2)	—	(2)
Issuance of common stock for warrant exercise	1,122,179	—	15	—	15
Issuance of reserved common stock and warrants	2,554	—	—	—	—
Repurchase and retirement of common stock	(622,458)	—	—	(66)	(66)
Net income	—	—	—	1,159	1,159
Dividends on common stock	—	—	—	(138)	(138)
Balance as of March 31, 2026	240,085,572	$2	$13,759	$5,785	$19,546
Share-based compensation	16,200	—	15	—	15
Repurchase and retirement of common stock	(5,752,045)	—	—	(535)	(535)
Net income	—	—	—	522	522
Dividends on common stock	—	—	—	(138)	(138)
Balance as of June 30, 2026	234,349,727	$2	$13,774	$5,634	$19,410
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
This Quarterly Report on Form 10-Q (this “Form 10-Q”) relates to our financial position as of June 30, 2026 and December 31, 2025, and our results of operations for the three months ended June 30, 2026 (“Current Quarter”), the six months ended June 30, 2026 (“Current Period”), the three months ended June 30, 2025 (“Prior Quarter”) and the six months ended June 30, 2025 (“Prior Period”). This Form 10-Q should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2025 (“2025 Form 10-K”). The accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair statement of our condensed consolidated financial statements and accompanying notes and include the accounts of our direct and indirect wholly owned subsidiaries and entities in which we have a controlling financial interest. Intercompany accounts and balances have been eliminated. For the time periods covered by this Form 10-Q, we did not have any changes or items impacting other comprehensive income.
Restricted Cash
As of June 30, 2026, we had restricted cash of $101 million. Our restricted cash primarily represents funds restricted for payment of certain royalties pending the outcome of competing ownership claims for certain minerals.
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

EXPAND ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

2.	Natural Gas and Oil Property Transactions

Eagle Ford Divestitures

During 2023, we divested our Eagle Ford assets through three separate transactions (“the Eagle Ford divestiture transactions”). In each of these transactions, we received a portion of the purchase price upon closing, subject to customary post-closing adjustments, with the remainder of the purchase price recorded as deferred consideration and treated as a non-interest-bearing note to be paid in installments in up to the following four years following the close of the transaction. The deferred consideration is recorded at fair value with an imputed rate of interest as a Level 2 input, and approximately $95 million and $114 million of the deferred consideration is reflected within other current assets on the condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025, respectively, and approximately $91 million of the deferred consideration is reflected within other long-term assets on the condensed consolidated balance sheets as of December 31, 2025. These installment payments are recorded as receipts of deferred consideration in our condensed consolidated statements of cash flows.

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
The reconciliations between basic and diluted earnings per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator
Net income, basic and diluted	$522	$968	$1,681	$719

Denominator (in thousands)
Weighted average common shares outstanding, basic	238,224	237,973	239,058	236,213
Effect of potentially dilutive securities
Warrants	—	2,283	224	3,974
Restricted stock units	133	304	277	364
Performance share units	—	—	—	77
Weighted average common shares outstanding, diluted	238,357	240,560	239,559	240,628

Earnings per common share:
Basic	$2.19	$4.07	$7.03	$3.04
Diluted	$2.19	$4.02	$7.02	$2.99

During the Current Quarter and Current Period, the diluted earnings per share calculation excludes the effect of 10,837 reserved shares of common stock related to the settlement of General Unsecured Claims associated with the Chapter 11 Cases, as all necessary conditions had not been met for such shares to be considered dilutive shares.

During the Prior Quarter and Prior Period, the diluted earnings per share calculation excludes the effect of 308,646 reserved shares of common stock and 582,109 reserved Class C Warrants related to the settlement of General Unsecured Claims associated with the Chapter 11 Cases, as all necessary conditions had not been met for

EXPAND ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
such shares to be considered dilutive shares. On February 9, 2026, the Warrants, including the Class C Warrants, expired. For additional information on the Warrants, see Note 9.

4.	Debt
Our long-term debt consisted of the following as of June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
	Carrying Amount	Fair Value(a)	Carrying Amount	Fair Value(a)
Credit Facility	$—	$—	$—	$—
5.375% senior notes due 2029	638	638	638	639
5.875% senior notes due 2029(b)	—	—	440	441
6.75% senior notes due 2029(b)	—	—	847	852
5.375% senior notes due 2030	1,200	1,204	1,200	1,218
4.75% senior notes due 2032	1,150	1,120	1,150	1,137
5.70% senior notes due 2035	750	757	750	776
Discounts on senior notes, net	(47)	—	(8)	—
Debt issuance costs	(6)	—	(8)	—
Total long-term debt, net	$3,685	$3,719	$5,009	$5,063
____________________________________________
(a)The carrying value of borrowings under our Credit Facility approximates fair value as the interest rates are based on prevailing market rates and are a Level 1 fair value measurement. For all other debt, a market approach, based upon quotes from major financial institutions, which are Level 2 inputs, is used to measure the fair value.
(b)These notes were redeemed during the Current Period, see additional information below.

Credit Facility. On September 30, 2025, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) that, as amended, has a maturity date of September 30, 2030 (the “Credit Facility”), with the lenders and issuing banks party thereto from time to time (the “Lenders”), and JPMorgan Chase Bank, N.A., as administrative agent. The maturity date for the Credit Facility has two one-year extension options available, each subject to the Lenders’ consent. The Credit Facility provides for aggregate commitments of $3.5 billion, with incremental capacity for additional commitments in an amount up to $1.0 billion, subject to the receipt of commitments thereto and certain customary conditions. Under the Credit Facility, the sublimit available for the issuance of letters of credit is $1.0 billion and the sublimit available for swingline loans is $100 million. As of June 30, 2026, we had approximately $3.5 billion available for borrowings under the Credit Facility.

The Credit Agreement contains restrictive covenants that, subject to exceptions customary to investment-grade credit facilities, limit Expand Energy and its subsidiaries’ ability to, among other things: (i) incur priority indebtedness, (ii) enter into mergers; (iii) make or declare dividends; (iv) incur liens; (v) sell all or substantially all of their assets; and (vi) engage in certain transactions with affiliates. The Credit Agreement requires our compliance with an indebtedness to capitalization ratio, which is the ratio of the Company’s total indebtedness to the sum of total indebtedness plus stockholders’ equity (the “Debt to Capitalization Ratio”), not to exceed 65%, tested at the end of each quarter. As of June 30, 2026, we were in compliance with the Debt to Capitalization Ratio.

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

The Company had no secured debt as of June 30, 2026.
Senior Notes Repayment
During the Prior Period, the $389 million aggregate principal of 4.95% Senior Notes due 2025 (the “2025 Notes”) was repaid and terminated with cash on hand and borrowings on the Company’s reserve-based credit facility entered into on December 9, 2022, which was subsequently terminated in connection with the entry into the Credit Facility. The borrowings on the prior credit facility were subsequently repaid during the Prior Period. Additionally, we redeemed the remaining $47 million aggregate principal of the 5.50% Senior Notes due 2026 (the “2026 Notes”), approximately $84 million of our 6.75% Senior Notes due 2029 and approximately $31 million of our 5.875% Senior Notes due 2029 with cash on hand.
During the Current Period, we redeemed the $847 million aggregate principal of 6.75% Senior Notes due 2029 for approximately $875 million, which included accrued interest of $28 million. Additionally, we redeemed the $440 million aggregate principal of 5.875% Senior Notes due 2029 for approximately $446 million, which included accrued interest of $6 million. Upon redemption of the 6.75% Senior Notes due 2029 and the 5.875% Senior Notes due 2029, we recognized a gain of $37 million during the Current Period primarily related to the derecognition of the unamortized premiums for these notes. We utilized cash on hand for the redemption of the 6.75% Senior Notes due 2029 and the 5.875% Senior Notes due 2029.

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
The aggregate undiscounted commitments under our gathering, processing and transportation agreements, excluding any reimbursement from working interest and royalty interest owners, credits for third-party volumes or future costs under cost-of-service agreements, are presented below:

June 30, 2026
Remainder of 2026	$791
2027	1,473
2028	1,357
2029	1,011
2030	923
Thereafter	3,422
Total	$8,977
In addition, we have long-term agreements for certain natural gas gathering and related services within specified acreage dedication areas in exchange for cost-of-service based fees redetermined annually, or tiered fees based on volumes delivered relative to scheduled volumes. Future gathering fees may vary with the applicable agreement.
Sales and Purchase Agreements
In April 2026, the Company entered into a 20-year LNG sales and purchase agreement with Delfin FLNG 1 LLC (“Delfin”) to purchase approximately 1.15 MTPA of LNG. As of June 30, 2026, all conditions precedent under the agreement have been satisfied and the agreement is effective. Commercial deliveries are expected to commence in 2031. Based on the fixed and determinable components of the contractual pricing provisions, the Company estimates future commitments associated with such components to be approximately $2.9 billion over the term of the agreement. Actual amounts paid under the agreement may vary based on commodity prices, inflation adjustments and other contractual terms.

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

6.	Other Current Liabilities
Other current liabilities as of June 30, 2026 and December 31, 2025 are detailed below:

	June 30, 2026	December 31, 2025
Revenues and royalties due to others	$875	$972
Accrued drilling and production costs	377	350
Contract liabilities	250	253
Accrued compensation and benefits	67	107
Taxes payable	185	157
Operating leases	43	51
Joint interest prepayments received	15	11
Other	132	144
Total other current liabilities	$1,944	$2,045

7.	Revenue
The following tables show revenue disaggregated by operating area and product type:

	Three Months Ended June 30, 2026
	Natural Gas	Oil	NGL	Total
Haynesville	$762	$—	$—	$762
Northeast Appalachia	513	—	—	513
Southwest Appalachia	244	112	199	555
Natural gas, oil and NGL revenue	$1,519	$112	$199	$1,830

Marketing revenue	$591	$49	$41	$681

EXPAND ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Three Months Ended June 30, 2025
	Natural Gas	Oil	NGL	Total
Haynesville	$845	$—	$—	$845
Northeast Appalachia	643	—	—	643
Southwest Appalachia	271	86	176	533
Natural gas, oil and NGL revenue	$1,759	$86	$176	$2,021

Marketing revenue	$719	$33	$36	$788

	Six Months Ended June 30, 2026
	Natural Gas	Oil	NGL	Total
Haynesville	$2,007	$—	$—	$2,007
Northeast Appalachia	1,941	—	—	1,941
Southwest Appalachia	633	199	365	1,197
Natural gas, oil and NGL revenue	$4,581	$199	$365	$5,145

Marketing revenue	$1,725	$87	$81	$1,893

	Six Months Ended June 30, 2025
	Natural Gas	Oil	NGL	Total
Haynesville	$1,666	$—	$—	$1,666
Northeast Appalachia	1,543	—	—	1,543
Southwest Appalachia	565	164	383	1,112
Natural gas, oil and NGL revenue	$3,774	$164	$383	$4,321

Marketing revenue	$1,556	$67	$75	$1,698

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
Accounts receivable as of June 30, 2026 and December 31, 2025 are detailed below:

	June 30, 2026	December 31, 2025
Natural gas, oil and NGL sales	$857	$1,363
Joint interest	254	232
Other	1	18
Allowance for doubtful accounts	(14)	(14)
Total accounts receivable, net	$1,098	$1,599

EXPAND ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

8.	Income Taxes

The table below presents a comparison of the Current Period and Prior Period’s income tax expense and actual year-to-date effective tax rates.

	Six Months Ended June 30,
	2026		2025
Income before income taxes	$2,161		$909

Current tax expense	15	0.7%	56	6.2%
Deferred tax expense	465	21.5%	134	14.7%
Income tax expense	$480	22.2%	$190	20.9%

An estimated annual effective tax rate (“EAETR”) is used in recording our interim year-to-date income tax provision. The EAETR is determined based on analysis of year-to-date and projected financial results of our operations. Our EAETR during the Current Period was 22.2%, compared to 21.2% in the Prior Period. The actual year-to-date effective tax rate and EAETR can differ as a result of certain discrete items, which are recorded in the period. Common examples of such items include, but are not limited to, certain equity-based compensation, true-ups resulting from differences between tax returns filed and estimated accruals, and tax effects of enacted laws.

As a result of projecting federal and state income taxes, a portion of our EAETR represents the estimated provision for current taxes. Due to the book income in the Current Period and Prior Period, a current tax expense of $15 million and $56 million, respectively, was recorded.

As of December 31, 2025, we were in a net deferred tax asset position and we anticipate being in a net deferred tax liability position as of December 31, 2026. Based on all available positive and negative evidence, including projections of future taxable income, we believe it is more likely than not that some of our deferred tax assets will not be realized. As such, a partial valuation allowance was recorded for federal and state purposes as of June 30, 2026 and December 31, 2025. As of June 30, 2026, we were in a net deferred tax liability position for all jurisdictions.
On July 4, 2025, the current Presidential Administration signed into law the One Big Beautiful Bill Act (the “OBBBA”). This bill restores 100% bonus depreciation for property acquired and placed into service after January 19, 2025, restores the immediate expensing of research expenditures, and provides for parity between the treatment of intangible drilling costs and depreciation for purposes of the CAMT. The enactment of the OBBBA and its provisions contributed to a reduction in the Company’s expected current tax expense with an offsetting increase to the Company’s expected deferred tax expense.

EXPAND ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

9.	Equity
Dividends
The table below presents dividends during the Current Period and Prior Period.

	Base	Variable	Rate Per Share	Total
2026:
First Quarter	$0.575	$—	$0.575	$138
Second Quarter	$0.575	$—	$0.575	$138

2025:
First Quarter	$0.575	$—	$0.575	$138
Second Quarter	$0.575	$—	$0.575	$138

On July 28, 2026, we declared a base quarterly dividend payable of $0.575 per share, which will be paid on September 3, 2026 to stockholders of record at the close of business on August 13, 2026.
Share Repurchases
On October 22, 2024, our Board of Directors authorized repurchases of up to $1.0 billion, in aggregate, of the Company’s common stock and/or warrants under a share repurchase program. On July 24, 2026, our Board of Directors authorized an expansion of the share repurchase program by $1.0 billion, bringing the total authorized share repurchase amount to $2.0 billion for our common stock. During the Current Period, we repurchased 6.4 million shares for an aggregate price of $601 million, which includes the impact of the 1% excise tax on share repurchases. During the Prior Period, we repurchased 0.9 million shares for an aggregate price of $100 million. The shares of common stock repurchased during the Current Period and Prior Period were retired and recorded as a reduction to common stock and retained earnings.
Subsequent to the Current Period, we have repurchased approximately 2.8 million shares for an aggregate price of $254 million through July 24, 2026.

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

EXPAND ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Unvested Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
	(in thousands)
Unvested as of December 31, 2025	957	$94.61
Granted	556	$106.21
Vested	(392)	$89.67
Forfeited	(78)	$102.21
Unvested as of June 30, 2026	1,043	$102.08
The aggregate intrinsic value of RSUs that vested during the Current Period was approximately $44 million based on the stock price at the time of vesting.
As of June 30, 2026, there was approximately $87 million of total unrecognized compensation expense related to unvested RSUs. The expense is expected to be recognized over a weighted average period of approximately 2.2 years.
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

The following table presents the assumptions used in the valuation of the PSUs granted during the Current Period.

Assumption	TSR, rTSR
Risk-free interest rate	3.74%
Volatility	28.50%

A summary of the changes in unvested PSUs is presented below:

	Unvested Performance Share Units	Weighted Average Grant Date Fair Value Per Share
	(in thousands)
Unvested as of December 31, 2025	464	$106.14
Granted	123	$79.75
Vested	(133)	$80.53
Forfeited	(37)	$125.64
Unvested as of June 30, 2026	417	$104.80
The aggregate intrinsic value of PSUs that vested during the Current Period was approximately $11 million based on the stock price at the time of vesting.
As of June 30, 2026, there was approximately $22 million of total unrecognized compensation expense related to unvested PSUs. The expense is expected to be recognized over a weighted average period of approximately 2.04 years.

EXPAND ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
RSU and PSU Compensation.
We recognized the following compensation costs, net of actual forfeitures, related to RSUs and PSUs for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
General and administrative expenses	$9	$10	$18	$18
Natural gas and oil properties	3	3	5	4
Production expense	2	1	3	2
Separation and other termination costs	—	—	3	—
Marketing expense	1	1	1	2
Other operating expense, net	—	1	—	3
Total RSU and PSU compensation	$15	$16	$30	$29
Related income tax benefit	$2	$4	$6	$8

11.	Derivative and Hedging Activities
We use derivative instruments to reduce our exposure to fluctuations in future commodity prices and to protect our expected operating cash flow against significant market movements or volatility. These commodity contract derivative financial instruments primarily includes financial price instruments, collars, call options, put options and basis protection instruments. All of our commodity contract derivative instruments are net settled based on the difference between the fixed-price payment and the floating-price payment, resulting in a net amount due to or from the counterparty. Additionally, we enter into exchange traded derivative instruments with brokers or the clearing houses of certain exchanges. We have elected not to designate any of our derivative instruments for hedge accounting treatment.

The estimated fair values of our natural gas, oil and NGL derivative instrument assets (liabilities) as of June 30, 2026 and December 31, 2025 are provided below:

	June 30, 2026		December 31, 2025
	Notional Volume	Fair Value	Notional Volume	Fair Value
Natural gas (Bcf):
Fixed-price instruments(a)	827	$325	756	$128
Two-way collars	644	231	1,143	212
Three-way collars	651	175	175	32
Put options (purchased)(a)	30	—	—	—
Call options (sold)(a)	37	—	73	(1)
Basis protection instruments(a)	582	(28)	337	(66)
Total natural gas	2,771	703	2,484	305
Oil (MMBbls):
Two-way collars	1	$9	—	$—
Three-way collars	—	—	—	2
Total oil	1	9	—	2
NGLs (MMBbls):
Fixed-price instruments	2	$2	—	$—
Total NGL	2	2	—	—
Total estimated fair value		$714		$307
___________________________________________
(a)Notional volumes are presented net of short and long positions.

EXPAND ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following table presents the fair value and location of each classification of derivative instrument included in the condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025 on a gross basis and after same-counterparty netting:

	Gross Fair Value(a)	Amounts Netted in the Condensed Consolidated Balance Sheets	Net Fair Value Presented in the Condensed Consolidated Balance Sheets
As of June 30, 2026
Commodity Contracts:
Short-term derivative asset	$698	$(96)	$602
Long-term derivative asset	120	(7)	113
Short-term derivative liability	(97)	96	(1)
Long-term derivative liability	(7)	7	—
Total derivatives	$714	$—	$714

As of December 31, 2025
Commodity Contracts:
Short-term derivative asset	$340	$(76)	$264
Long-term derivative asset	66	(19)	47
Short-term derivative liability	(79)	76	(3)
Long-term derivative liability	(20)	19	(1)
Total derivatives	$307	$—	$307
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
Credit Risk Considerations
Our derivative instruments expose us to our counterparties’ credit risk. To mitigate this risk, we only enter into commodity contracts derivatives with counterparties that are highly rated or deemed by us to have acceptable credit strength and deemed by management to be competent and competitive market-makers, and we attempt to limit our exposure to non-performance by any single counterparty. As of June 30, 2026, our commodity contracts derivative instruments were spread among 21 counterparties.
Hedging Arrangements
Certain of our hedging arrangements are with counterparties that are also Lenders (or affiliates of Lenders) under our Credit Facility. We do not expect to post cash or letters of credit to secure our obligations under these hedging arrangements while we have our investment grade ratings. The obligations under these contracts must be secured by cash or letters of credit to the extent that any mark-to-market amounts exceed defined thresholds. As of June 30, 2026, we did not have any cash or letters of credit posted as collateral for our commodity derivatives. We

EXPAND ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
maintain accounts with brokers or the clearing houses of certain exchanges to facilitate financial derivative transactions. Based on the value of the positions in these accounts and associated margin requirements, we may be required to deposit cash into these accounts. As of June 30, 2026, the cash held within these broker margin accounts was $13 million, and is included within other current assets within our condensed consolidated balance sheets.

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
We have accounted for this investment as an equity method investment, and its carrying value, which is reflected within other long-term assets on the condensed consolidated balance sheets, was $300 million and $313 million as of June 30, 2026 and December 31, 2025, respectively. We recognize our proportionate share of income (loss) related to our investment with Momentum in other income, net within our condensed consolidated statements of operations. Our proportionate share of income (loss) related to our investment with Momentum is recognized on a three-month lag. During the Current Quarter and Prior Quarter, as well as the Current Period and Prior Period, our proportionate share of income (loss) related to our investment in the NG3 pipeline did not have a material impact to our financial statements. We periodically review our investment with Momentum to determine if a loss in value, which is other than a temporary decline, has occurred. If an other than temporary decline has occurred, we recognize an impairment on our investment. Through June 30, 2026, we have not recognized any impairments related to our investment with Momentum.
The NG3 pipeline provides to us certain gathering, processing and transportation services. We have a gathering agreement in which approximately 900 MMcf per day, on average, of natural gas are to be gathered and processed by the NG3 pipeline over the course of the next 12 years. During the Current Quarter and Current Period, approximately $21 million and $39 million of our gathering, processing and transportation expenses were related to services provided by the NG3 pipeline, respectively, and is reflected within our consolidated statements of operations. Additionally, approximately $15 million and $12 million of our accounts payable balance as of June 30, 2026 and December 31, 2025, respectively, was related to gathering, processing and transportation services rendered to us by the NG3 pipeline.

EXPAND ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

13.	Supplemental Cash Flow Information
Supplemental disclosures to the condensed consolidated statements of cash flows are presented below.

	Six Months Ended June 30,
	2026	2025
Changes in assets and liabilities
Accounts receivable	$498	$165
Accounts payable	102	(87)
Other current assets	(41)	(30)
Other current liabilities	(150)	22
Total	$409	$70

Supplemental cash flow information:
Interest paid, net of capitalized interest	$122	$110
Income taxes paid (refunds received), net	$13	$82

Supplemental disclosure of significant non-cash investing and financing activities:
Change in accrued drilling and completion costs	$64	$160
Operating lease obligations recognized	$9	$26

14.	Segment Information
Operating segments are defined as components of an enterprise that engage in activities from which it may earn revenues and incur expenses for which separate operational financial information is available and is regularly evaluated by the chief operating decision maker (“CODM”), who is our Chief Executive Officer, for the purpose of allocating an enterprise’s resources and assessing its operating performance. Our revenues are derived from the production, marketing and sale of natural gas, oil and NGL. Additional information on our revenues, including the disaggregation of our revenues, is found in Note 7. As of June 30, 2026, we considered each of our operating areas as operating segments, however, we have aggregated those operating segments into one reportable segment due to the similar nature of the exploration and production business across Expand Energy and its consolidated subsidiaries and the fact that our marketing activities are ancillary to our operations.
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
The measure of segment assets is total assets as reported on our condensed consolidated balance sheets, and as of June 30, 2026 and as of December 31, 2025 our total assets were $28,030 million and $28,287 million, respectively. Additionally, in analyzing company performance, our CODM reviews capital expenditures. During the Current Quarter and Prior Quarter, our capital expenditures were $851 million and $727 million, respectively. During the Current Period and Prior Period, our capital expenditures were $1,567 million and $1,389 million, respectively. During the Current Quarter, Current Period, Prior Quarter and Prior Period we did not make any contributions to equity method investments. Our interest revenue during the Current Quarter and Prior Quarter was $8 million and $5 million, respectively. Our interest revenue during the Current Period and Prior Period was $16 million and $7 million, respectively.

EXPAND ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

15.	Subsequent Event
On July 24, 2026, we entered into an agreement and plan of merger with Twin Eagle Holdings N.A., LLC (“Twin Eagle”), a provider of natural gas marketing and logistics services, and one of our wholly owned subsidiaries whereby we will acquire Twin Eagle Holdings N.A., LLC (the “Twin Eagle Acquisition”). The transaction is subject to customary closing conditions, including certain regulatory approvals, and is expected to close in the third quarter of 2026. The purchase price is approximately $1.25 billion, subject to typical purchase price adjustments, including for working capital. The Company expects to fund the transaction through a combination of cash on hand and borrowings under our Credit Facility.

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

Recent Developments
Twin Eagle Acquisition
On July 24, 2026, we entered into an agreement and plan of merger with Twin Eagle, a provider of natural gas marketing and logistics services, and one of our wholly owned subsidiaries whereby we will acquire Twin Eagle. The transaction is subject to customary closing conditions, including certain regulatory approvals, and is expected to close in the third quarter of 2026. The purchase price is approximately $1.25 billion, subject to typical purchase price adjustments, including for working capital. The Company expects to fund the transaction through a combination of cash on hand and borrowings under our Credit Facility.
Senior Notes Repayment
During the Current Period, the 6.75% Senior Notes due 2029 were repaid and terminated for approximately $875 million, including accrued interest. Additionally, the 5.875% Senior Notes due 2029 were repaid and terminated for approximately $446 million, including accrued interest. These series of senior notes were repaid using cash on hand. See Note 4 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion.
Shareholder Returns
In October 2024, our Board of Directors authorized the Company to repurchase up to $1.0 billion, in aggregate, of the Company’s common stock and/or warrants. On July 24, 2026, our Board of Directors authorized an expansion of the share repurchase program by $1.0 billion, bringing the total authorized share repurchase amount to $2.0 billion for our common stock. In 2025, we prioritized paying the base dividend of $2.30 per share and $1.0 billion of annual net debt reduction, with 75% of the remaining free cash flow distributed, as market conditions warranted, through share repurchases and additional dividend payments. In 2026, the Company plans to continue to effectively return cash to shareholders and preserve balance sheet strength. During the Current Period, we repurchased 6.4 million shares for an aggregate price of $601 million, which includes the impact of the 1% excise tax on share repurchases. Additionally, following the end of the Current Period, we repurchased approximately 2.8 million shares for an aggregate price of $254 million through July 24, 2026.

LNG Agreement

On April 22, 2026, we executed a Sales and Purchase Agreement (“SPA”) for long-term liquefaction offtake with Delfin FLNG 1 LLC. Under the SPA, we will purchase approximately 1.15 MTPA of LNG from Delfin FLNG 1 LLC at a Henry Hub price with a contract targeted start date in 2031. The previously announced SPAs with Delfin and Gunvor Group Ltd have been terminated.

Economic and Market Conditions

Elevated geopolitical tensions and episodic supply disruptions have continued to amplify price volatility across energy commodity markets, with attendant risks to the broader global economic outlook. During the first half of 2026, for example, renewed military conflict and instability in the Middle East raised concerns over potential disruptions to oil, natural gas, and LNG production and to regional shipping routes; issues that may continue to feed price volatility for an indeterminate period, particularly as the growth of LNG trade increasingly links previously regional gas markets.

Domestically, a confluence of mild weather and robust production has negatively impacted natural gas prices during the first half of 2026. However, structural demand drivers, led by the commissioning of new LNG export capacity, accelerating industrial onshoring, and the rapid expansion of AI-powered data centers, are expected to tighten market conditions, reinforcing upward pressure on future supply requirements and increasing volatility in price. Our future estimated cash flow is partially protected from commodity price movements through our current hedge positions that provide a floor price on over 65% of our projected gas volumes through the end of 2026 with significant upside participation via costless collars and three-way collars. For the foreseeable future, we believe our operational flexibility, cost structure and liquidity position will enable us to successfully navigate continued price volatility.

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

Liquidity and Capital Resources
Liquidity Overview
Our primary sources of capital resources and liquidity are internally generated cash flows from operations and borrowings under our Credit Facility, and our primary uses of cash are for the development of our natural gas and oil properties, acquisitions of additional natural gas and oil properties, repayments of debt and return of value to stockholders through dividends and equity repurchases. If needed, we also have the ability to issue equity or debt securities through public offerings or private placements. We believe our cash flow from operations, cash on hand and unused borrowing capacity under the Credit Facility, as discussed below, will provide sufficient liquidity during the next 12 months and the foreseeable future. As of June 30, 2026, we had $4.2 billion of liquidity available, including $0.7 billion of cash on hand and $3.5 billion of aggregate unused borrowing capacity available under the Credit Facility. As of June 30, 2026, we had no outstanding borrowings under our Credit Facility.
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
Investment Grade Ratings
We have investment grade ratings with S&P Global Ratings (“S&P”), Fitch Ratings (“Fitch”) and Moody’s Ratings (“Moody’s”). S&P has an issuer-level rating of ‘BBB-’ on our unsecured debt and an issuer credit rating of ‘BBB-’, with a stable outlook. Moody’s has a rating of Baa3 on our senior unsecured notes, with a stable outlook. On May 6, 2026, Fitch upgraded the credit rating on our revolver credit rating as well as our senior notes from ‘BBB-’, to ‘BBB’ and maintains a stable outlook.
Dividends
On July 28, 2026, we declared a base quarterly dividend payable of $0.575 per share, which will be paid on September 3, 2026 to stockholders of record at the close of business on August 13, 2026.
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

Shelf Registration
We have a universal shelf registration statement on file with the SEC, as a “well-known seasoned issuer” as defined in Rule 405 under the Securities Act of 1933, as amended (the “Securities Act”), under which we have the ability to issue and sell an indeterminate amount of various types of debt and equity securities. The specific terms of any securities to be sold will be described in supplemental filings with the SEC. There were no sales of such securities during the Current Period or Prior Period. Our current shelf registration statement will expire in November 2027.

Contractual Obligations and Off-Balance Sheet Arrangements
As of June 30, 2026, our material contractual obligations include repayment of senior notes, derivative obligations, asset retirement obligations, lease obligations, sales and purchase agreements, undrawn letters of credit and various other commitments we enter into in the ordinary course of business that could result in future cash obligations. In addition, we have contractual commitments with midstream companies and pipeline carriers for future gathering, processing and transportation of natural gas to move certain of our production to market. The estimated gross undiscounted future commitments under these gathering, processing and transportation agreements were approximately $9.0 billion as of June 30, 2026. As discussed above, we believe our existing sources of liquidity will be sufficient to fund our near and long-term contractual obligations. See Notes 4, 5 and 11 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion.

Credit Facility
On September 30, 2025, we entered into the Credit Agreement, which matures in September 2030. The Credit Facility provides for aggregate commitments of $3.5 billion, with a $1.0 billion sublimit available for the issuance of letters of credit and a $100 million sublimit available for swingline loans. Borrowings under the Credit Agreement may be alternate base rate loans or term SOFR loans, at the Company’s election. As of June 30, 2026, we had approximately $3.5 billion available for borrowings under the Credit Facility. See Note 4 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion.

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

Sources and (Uses) of Cash and Cash Equivalents
The following table presents the sources and uses of our cash and cash equivalents for the periods presented:

	Six Months Ended June 30,
	2026	2025
Cash provided by operating activities	$3,498	$2,418
Proceeds from divestitures of property and equipment	43	15
Receipts of deferred consideration	116	116
Proceeds from warrant exercise	15	22
Distributions from investments	10	—
Capital expenditures	(1,460)	(1,220)
Property acquisitions	(7)	—
Contributions to investments	(1)	(9)
Cash paid to purchase debt	(1,287)	(553)
Cash paid to repurchase and retire common stock	(580)	(99)
Cash paid for common stock dividends	(279)	(279)
Net increase in cash, cash equivalents and restricted cash	$68	$411
Cash Flow from Operating Activities
Cash provided by operating activities was $3,498 million and $2,418 million during the Current Period and Prior Period, respectively. The increase during the Current Period is primarily due to higher prices for the natural gas we sold as well as increased sales volumes. Cash flows from operations are largely affected by the same factors that affect our net income (loss), excluding various non-cash items, such as depreciation, depletion and amortization, certain impairments, gains or losses on sales of assets, deferred income taxes and mark-to-market changes in our open derivative instruments. See further discussion below under Results of Operations.
Proceeds from Divestitures of Property and Equipment
During the Current Period, we sold a portion of our Oklahoma City campus as well as certain minor leasehold positions.
Receipts of Deferred Consideration
During both the Current Period and Prior Period, we received deferred consideration associated with our Eagle Ford divestiture transactions. See Note 2 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion.
Capital Expenditures
Our capital expenditures increased during the Current Period compared to the Prior Period, as a result of increased drilling and completion activity within our Northeast Appalachia and Southwest Appalachia operating areas as well as increased leasehold capital expenditure activity.

Cash Paid to Purchase Debt
During the Current Period, we redeemed the $440 million aggregate principal of the 5.875% Senior Notes due 2029 as well as the $847 million aggregate principal of the 6.75% Senior Notes due 2029. These series of senior notes were repaid using cash on hand.

During the Prior Period, the $389 million aggregate principal of the 2025 Notes was repaid and terminated upon maturity with cash on hand and borrowings under the prior credit facility, of which the prior credit facility borrowings were subsequently repaid. Additionally, we redeemed the remaining $47 million aggregate principal of the 2026 Notes using cash on hand. During the Prior Period, we also redeemed approximately $84 million of our 6.75% Senior Notes due 2029 and approximately $31 million of our 5.875% Senior Notes due 2029 through open market repurchases using cash on hand. See Note 4 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion.

Cash Paid to Repurchase and Retire Common Stock
During the Current Period, we repurchased 6.4 million shares for an aggregate price of $601 million. During the Prior Period, we repurchased 0.9 million shares for an aggregate price of $100 million. The shares of common stock repurchased during the Current Period and Prior Period were inclusive of shares for which cash settlement occurred in early July. The shares of common stock repurchased were retired and recorded as a reduction to common stock and retained earnings. See Note 9 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion.
Cash Paid for Common Stock Dividends
As part of our dividend program, we paid common stock dividends of $279 million and $279 million during the Current Period and Prior Period, respectively. See Note 9 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion.

Results of Operations
Natural Gas, Oil and NGL Production and Average Sales Prices

	Three Months Ended June 30, 2026
	Natural Gas		Oil		NGL		Total
	MMcf per day	$/Mcf	MBbl per day	$/Bbl	MBbl per day	$/Bbl	MMcfe per day	$/Mcfe
Haynesville	3,187	2.62	—	—	—	—	3,187	2.62
Northeast Appalachia	2,625	2.15	—	—	—	—	2,625	2.15
Southwest Appalachia	1,084	2.47	14	84.71	83	26.26	1,670	3.64
Total	6,896	2.42	14	84.71	83	26.26	7,482	2.69

Average NYMEX Price		2.90		92.79
Average Realized Price (including realized derivatives)		2.90		81.37		25.82		3.12

	Three Months Ended June 30, 2025
	Natural Gas		Oil		NGL		Total
	MMcf per day	$/Mcf	MBbl per day	$/Bbl	MBbl per day	$/Bbl	MMcfe per day	$/Mcfe
Haynesville	2,978	3.12	—	—	—	—	2,978	3.12
Northeast Appalachia	2,662	2.65	—	—	—	—	2,662	2.65
Southwest Appalachia	956	3.11	18	54.47	83	23.19	1,562	3.75
Total	6,596	2.93	18	54.47	83	23.19	7,202	3.08

Average NYMEX Price		3.44		63.74
Average Realized Price (including realized derivatives)		2.98		55.89		23.08		3.14

	Six Months Ended June 30, 2026
	Natural Gas		Oil		NGL		Total
	MMcf per day	$/Mcf	MBbl per day	$/Bbl	MBbl per day	$/Bbl	MMcfe per day	$/Mcfe
Haynesville	3,167	3.50	—	—	—	—	3,167	3.50
Northeast Appalachia	2,705	3.96	—	—	—	—	2,705	3.96
Southwest Appalachia	1,033	3.39	15	74.47	78	25.90	1,587	4.16
Total	6,905	3.67	15	74.47	78	25.90	7,459	3.81

Average NYMEX Price		3.97		82.36
Average Realized Price (including realized derivatives)		3.59		73.01		25.67		3.73

	Six Months Ended June 30, 2025
	Natural Gas		Oil		NGL		Total
	MMcf per day	$/Mcf	MBbl per day	$/Bbl	MBbl per day	$/Bbl	MMcfe per day	$/Mcfe
Haynesville	2,798	3.29	—	—	—	—	2,798	3.29
Northeast Appalachia	2,665	3.20	—	—	—	—	2,665	3.20
Southwest Appalachia	963	3.24	16	58.34	79	26.66	1,533	4.01
Total	6,426	3.24	16	58.34	79	26.66	6,996	3.41

Average NYMEX Price		3.55		67.58
Average Realized Price (including realized derivatives)		3.24		59.30		26.04		3.40
Natural Gas, Oil and NGL Sales

	Three Months Ended June 30, 2026
	Natural Gas	Oil	NGL	Total
Haynesville	$762	$—	$—	$762
Northeast Appalachia	513	—	—	513
Southwest Appalachia	244	112	199	555
Total natural gas, oil and NGL sales	$1,519	$112	$199	$1,830

	Three Months Ended June 30, 2025
	Natural Gas	Oil	NGL	Total
Haynesville	$845	$—	$—	$845
Northeast Appalachia	643	—	—	643
Southwest Appalachia	271	86	176	533
Total natural gas, oil and NGL sales	$1,759	$86	$176	$2,021

	Six Months Ended June 30, 2026
	Natural Gas	Oil	NGL	Total
Haynesville	$2,007	$—	$—	$2,007
Northeast Appalachia	1,941	—	—	1,941
Southwest Appalachia	633	199	365	1,197
Total natural gas, oil and NGL sales	$4,581	$199	$365	$5,145

	Six Months Ended June 30, 2025
	Natural Gas	Oil	NGL	Total
Haynesville	$1,666	$—	$—	$1,666
Northeast Appalachia	1,543	—	—	1,543
Southwest Appalachia	565	164	383	1,112
Total natural gas, oil and NGL sales	$3,774	$164	$383	$4,321
Natural gas, oil and NGL sales during the Current Quarter decreased $191 million compared to the Prior Quarter. Lower average gas prices, partially offset by higher oil and NGL prices, resulted in a $262 million decrease during the Current Quarter. Additionally, increased volumes primarily driven by new well production, resulted in a $71 million increase.
Natural gas, oil and NGL sales during the Current Period increased $824 million compared to the Prior Period. Higher average gas prices, primarily driven by Winter Storm Fern, resulted in a $557 million increase during the Current Period. Additionally, increased volumes across all of our operating areas, driven by new well production, resulted in a $267 million increase.

Production Expenses

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
		$/Mcfe		$/Mcfe		$/Mcfe		$/Mcfe
Haynesville	$86	0.30	$67	0.25	$179	0.31	$137	0.27
Northeast Appalachia	41	0.17	37	0.15	88	0.18	75	0.15
Southwest Appalachia	41	0.26	47	0.33	86	0.30	86	0.31
Total production expenses	$168	0.25	$151	0.23	$353	0.26	$298	0.24
Production expenses during the Current Quarter and Current Period increased $17 million and $55 million compared to the Prior Quarter and Prior Period, respectively. These increases were primarily driven by increased salt water disposal expenses and workover expenses in Haynesville as a result of increased production activity.
Gathering, Processing and Transportation Expenses

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
		$/Mcfe		$/Mcfe		$/Mcfe		$/Mcfe
Haynesville	$224	0.77	$180	0.66	$463	0.81	$357	0.70
Northeast Appalachia	204	0.85	203	0.84	467	0.95	429	0.89
Southwest Appalachia	206	1.36	180	1.27	394	1.37	340	1.23
Total GP&T	$634	0.93	$563	0.86	$1,324	0.98	$1,126	0.89
Gathering, processing and transportation expenses during the Current Quarter and Current Period increased $71 million and $198 million compared to the Prior Quarter and Prior Period, respectively. These increases were primarily related to increased volumes and rates across all of our operating areas due to new well production, annual fee escalations and the NG3 pipeline going into service.

Severance and Ad Valorem Taxes

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
		$/Mcfe		$/Mcfe		$/Mcfe		$/Mcfe
Haynesville	$29	0.10	$17	0.06	$56	0.10	$31	0.06
Northeast Appalachia	8	0.03	8	0.03	15	0.03	16	0.03
Southwest Appalachia	23	0.15	24	0.17	49	0.17	50	0.18
Total severance and ad valorem taxes	$60	0.09	$49	0.08	$120	0.09	$97	0.08
Severance and ad valorem taxes during the Current Quarter and Current Period increased $11 million and $23 million compared to the Prior Quarter and Prior Period, respectively. These increases were primarily related to higher production volumes and effective severance tax rates in Haynesville.

Gains (Losses) on Derivatives

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Natural gas derivatives - realized gains (losses)	$304	$34	$(97)	$(3)
Natural gas derivatives - unrealized gains (losses)	122	825	423	(137)
Total gains (losses) on natural gas derivatives	$426	$859	$326	$(140)

Oil derivatives - realized gains (losses)	$(5)	$2	$(4)	$2
Oil derivatives - unrealized gains	11	1	7	1
Total gains on oil derivatives	$6	$3	$3	$3

NGL derivatives - realized losses	$(3)	$(1)	$(3)	$(9)
NGL derivatives - unrealized gains	20	16	2	9
Total gains (losses) on NGL derivatives	$17	$15	$(1)	$—

Other derivatives - realized losses	$—	$—	$(8)	$—
Total losses on other derivatives	$—	$—	$(8)	$—
Total gains (losses) on derivatives	$449	$877	$320	$(137)
See Note 11 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for a discussion of our derivative activity.

Marketing Revenues and Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Marketing revenues	$681	$788	$1,893	$1,698
Marketing expenses	649	791	1,770	1,710
Marketing revenues and expenses, net	$32	$(3)	$123	$(12)

Marketing revenues and expenses decreased in the Current Quarter compared to the Prior Quarter primarily as a result of lower natural gas prices. Optimization efforts and increases in marketed volumes led to an increase in marketing revenues and expenses, net.

Marketing revenues and expenses increased in the Current Period compared to the Prior Period primarily as a result of increased marketed volumes, higher prices amid natural gas price volatility and optimization efforts.

General and Administrative Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total G&A, net	$50	$40	$113	$87
G&A, net per Mcfe	$0.07	$0.06	$0.08	$0.07
Total general and administrative expenses, net during the Current Quarter and Current Period increased compared to the Prior Quarter and Prior Period due to an increase in employee compensation and benefits as well as other corporate expenses.
Separation and Other Termination Costs
During the Current Period, we recognized $9 million of separation and other termination costs related to one-time termination benefits for certain employees.

Depreciation, Depletion and Amortization

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
DD&A	$722	$769	$1,433	$1,480
DD&A per Mcfe	$1.06	$1.17	$1.06	$1.17
The absolute and per unit decrease in depreciation, depletion and amortization for the Current Quarter and Current Period compared to the Prior Quarter and Prior Period is related to lower depletion rates in the Current Quarter and Current Period due to an increase in prices used in the evaluation of our reserves.
Other Operating Expense, Net

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Other operating expense, net	$—	$38	$13	$60
During the Prior Quarter and Prior Period, we recognized approximately $25 million and $52 million, respectively, of costs related to the Southwestern Merger, which included employee expenses, legal fees, consulting fees and financial advisory fees.
Interest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest expense on debt	$55	$74	$126	$151
Amortization of premium, discount, issuance costs and other	2	2	3	2
Capitalized interest	(14)	(16)	(27)	(34)
Total interest expense	$43	$60	$102	$119
The decrease in interest expense on debt during the Current Quarter and Current Period compared to the Prior Quarter and Prior Period was primarily due to lower average debt outstanding during the Current Quarter and Current Period. Capitalized interest decreased during the Current Quarter and Current Period compared to the Prior Quarter and Prior Period, as we ceased capitalizing interest on our investment in the NG3 pipeline once operations commenced on October 1, 2025.
See Note 4 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for additional discussion.

Income Taxes
The projected full year current and deferred taxes are allocated to the Current Period based on the proportion of year-to-date pre-tax book income to the projected full year pre-tax book income. As a result, an income tax expense of $480 million was recorded for the Current Period. Of this amount, $15 million was related to current taxes and $465 million was related to deferred taxes. An income tax expense of $190 million was recorded for the Prior Period. Of this amount, $56 million was related to current taxes and $134 million was related to deferred taxes. Our effective income tax rate was 22.2% and 20.9% during the Current Period and the Prior Period, respectively. Our effective tax rate can fluctuate due to the impact of discrete items, state income taxes and permanent differences. The OBBBA and its provisions contributed to a reduction in the Company’s expected current tax expense with an offsetting increase to the Company’s deferred tax expense. See Note 8 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for a discussion of income taxes.

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
•the actual consummation of the Twin Eagle Acquisition and the expected timetable for completion thereof, the results, effects and benefits of the Twin Eagle Acquisition, future opportunities for the Company, other plans with respect to the Twin Eagle Acquisition, and the anticipated impact of the Twin Eagle Acquisition on the Company’s results of operations, financial position, growth opportunities and competitive position;
•the integration of acquisitions, including the Twin Eagle Acquisition; and
•other factors that are described under Risk Factors in Item 1A of our 2025 Form 10-K.
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
Commodity Price Risk
Our results of operations and cash flows are impacted by changes in market prices for natural gas, oil and NGL, which have historically been volatile. To mitigate a portion of our exposure to adverse price changes, we enter into various derivative instruments. Our natural gas, oil and NGL derivative activities, when combined with our sales of natural gas, oil and NGL, allow us to predict with greater certainty the revenue we will receive. We believe our derivative instruments continue to be effective as economic hedges in achieving our risk management objectives.
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
Our natural gas, oil and NGL revenues during the Current Period, excluding any effect of our derivative instruments, were $4,581 million, $199 million and $365 million, respectively. Based on production, natural gas, oil and NGL revenue for the Current Period would have increased or decreased by approximately $458 million, $20 million and $37 million, respectively, for each 10% increase or decrease in prices. As of June 30, 2026, the fair value of our natural gas, oil and NGL derivatives were net assets of $703 million, $9 million and $2 million, respectively. A 10% fluctuation in forward natural gas prices would impact the valuation of natural gas derivatives by approximately $492 million. A 10% fluctuation in forward oil prices would impact the valuation of oil derivatives by approximately $7 million. A 10% fluctuation in forward NGL prices would impact the valuation of NGL derivatives by approximately $7 million. This fair value change assumes volatility based on prevailing market parameters at June 30, 2026. See Note 11 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further information on our open derivative positions.
Interest Rate Risk
Our exposure to interest rate changes relates primarily to borrowings under our Credit Facility. Interest is payable on borrowings under the Credit Facility based on floating rates. See Note 4 of the notes to our condensed consolidated financial statements included in Item 1 of Part 1 of this report for additional information. As of June 30, 2026, we did not have any outstanding borrowings under our Credit Facility.

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
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our Interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based on that evaluation, our Interim Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2026 that our disclosure controls and procedures were effective.
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
See Note 5 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for information regarding our estimation and provision for potential losses related to litigation and regulatory proceedings. Based on management’s current assessment, we are of the opinion that no pending or threatened lawsuit or dispute relating to our business operations is likely to have a material adverse effect on our future consolidated financial position, results of operations or cash flows. Pursuant to this item, we use a threshold of $1 million for purposes of determining whether any legal proceedings in regards to federal, state or local environmental laws with a governmental authority require disclosure. This $1 million disclosure threshold does not imply that this amount is necessarily material to our business or financial condition, and as of June 30, 2026, there were no environmental proceedings to disclose. The final resolution of such matters could exceed amounts accrued, however, and actual results could differ materially from management’s estimates.
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

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(a)
April 1 - April 30	1,057,471	$98.65	1,057,471	$730
May 1 - May 31	876,476	97.01	876,476	$645
June 1 - June 30	3,818,098	89.08	3,818,098	$305
Total	5,752,045	$92.05	5,752,045
___________________________________________
(a)On July 24, 2026, our Board of Directors authorized an expansion of the share repurchase program by $1.0 billion, bringing the total authorized share repurchase amount to $2.0 billion for our common stock, which is not reflected within the table above.

ITEM 3.	Defaults Upon Senior Securities
None.

ITEM 4.	Mine Safety Disclosures
The information concerning mine safety violations and other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95.1 to this Form 10-Q.

ITEM 5.	Other Information
During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

EXPAND ENERGY CORPORATION

Date: July 28, 2026	By:	/s/ MICHAEL A. WICHTERICH
Michael A. Wichterich Chairman of the Board, Interim President and Chief Executive Officer

Date: July 28, 2026	By:	/s/ MARCEL TEUNISSEN
Marcel Teunissen Executive Vice President and Chief Financial Officer