Form 10-Q
period 2026-09-30
EXPAND ENERGY Corp
filed 2026-10-27
CIK 895126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐      No ☒
As of October 20, 2026, there were 230,957,348 shares of our $0.01 par value common stock outstanding.

EXPAND ENERGY CORPORATION AND SUBSIDIARIES
INDEX TO FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

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
“Current Period” means the nine months ended September 30, 2026.
“Current Quarter” means the three months ended September 30, 2026.
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
“MWh” means megawatt hour (one MWh equals one thousand kilowatt hours).
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
“Prior Period” means the nine months ended September 30, 2025.
“Prior Quarter” means the three months ended September 30, 2025.
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
“Southwestern” means Southwestern Energy Company.
“Southwestern Merger” means Chesapeake’s merger with Southwestern, which closed on October 1, 2024.
“Twin Eagle” means Twin Eagle Holdings N.A., LLC.
“Twin Eagle Acquisition” means the acquisition of Twin Eagle, which closed on September 16, 2026.
“Warrants” means, collectively, the Class A Warrants, Class B Warrants and Class C Warrants.
"Winter Storm Fern" means the severe winter weather event that occurred in January 2026, which affected portions of the United States and resulted in, among other things, significant increases in natural gas and electricity demand and power supply disruptions.
“WTI” means West Texas Intermediate.
“/Bbl” means per barrel.
“/Mcf” means per Mcf.
“/Mcfe” means per Mcfe.

PART I. FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements

EXPAND ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

($ in millions, except per share data)	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$118	$616
Restricted cash	103	80
Accounts receivable, net	1,389	1,599
Derivative assets	889	264
Other current assets	597	357
Total current assets	3,096	2,916
Property and equipment:
Natural gas and oil properties, successful efforts method
Proved natural gas and oil properties	28,827	26,606
Unproved properties	5,523	5,478
Other property and equipment	555	509
Total property and equipment	34,905	32,593
Less: accumulated depreciation, depletion and amortization	(10,423)	(8,278)
Property and equipment held for sale, net	—	40
Total property and equipment, net	24,482	24,355
Long-term derivative assets	46	47
Deferred income tax assets	—	168
Goodwill	349	—
Intangible assets, net	1,082	—
Other long-term assets	687	801
Total assets	$29,742	$28,287

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,179	$753
Accrued interest	30	100
Derivative liabilities	2	3
Other current liabilities	2,215	2,045
Total current liabilities	3,426	2,901
Long-term debt, net	4,632	5,009
Long-term derivative liabilities	12	1
Asset retirement obligations, net of current portion	744	688
Long-term contract liabilities	914	975
Other long-term liabilities	514	135
Total liabilities	10,242	9,709
Contingencies and commitments (Note 5)
Stockholders' equity:
Common stock, $0.01 par value, 450,000,000 shares authorized: 230,944,097 and 239,249,874 shares issued	2	2
Additional paid-in capital	13,787	13,746
Retained earnings	5,711	4,830
Total stockholders' equity	19,500	18,578
Total liabilities and stockholders' equity	$29,742	$28,287
The accompanying notes are an integral part of these condensed consolidated financial statements.

EXPAND ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions, except per share data)	2026	2025	2026	2025
Revenues and other:
Natural gas, oil and NGL	$1,881	$1,850	$7,026	$6,171
Marketing	927	666	2,820	2,364
Gains on derivatives	464	451	784	314
Gains (losses) on sales of assets	14	(1)	13	3
Total revenues and other	3,286	2,966	10,643	8,852
Operating expenses:
Production	168	169	521	467
Gathering, processing and transportation	678	608	2,002	1,734
Severance and ad valorem taxes	61	48	181	145
Exploration	19	3	49	30
Marketing	888	659	2,658	2,369
General and administrative	50	45	163	132
Separation and other termination costs	3	5	12	5
Depreciation, depletion and amortization	750	741	2,183	2,221
Other operating expense (income), net	29	(37)	42	23
Total operating expenses	2,646	2,241	7,811	7,126
Income from operations	640	725	2,832	1,726
Other income (expense):
Interest expense	(44)	(57)	(146)	(176)
Gains on purchases, exchanges or extinguishments of debt	—	1	37	4
Other income, net	12	17	46	41
Total other income (expense)	(32)	(39)	(63)	(131)
Income before income taxes	608	686	2,769	1,595
Income tax expense	89	139	569	329
Net income	$519	$547	$2,200	$1,266
Earnings per common share:
Basic	$2.24	$2.30	$9.30	$5.34
Diluted	$2.24	$2.28	$9.29	$5.27
Weighted average common shares outstanding (in thousands):
Basic	231,555	238,221	236,529	236,890
Diluted	231,731	239,893	236,909	240,373
The accompanying notes are an integral part of these condensed consolidated financial statements.

EXPAND ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
($ in millions)	2026	2025
Cash flows from operating activities:
Net income	$2,200	$1,266
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	2,183	2,221
Deferred income tax expense	550	320
Derivative gains, net	(784)	(314)
Cash receipts on derivative settlements, net	205	102
Share-based compensation	33	34
Gains on sales of assets	(13)	(3)
Contract amortization	(137)	(171)
Gains on purchases, exchanges or extinguishments of debt	(37)	(4)
Other	37	26
Changes in assets and liabilities	438	142
Net cash provided by operating activities	4,675	3,619
Cash flows from investing activities:
Capital expenditures	(2,298)	(1,995)
Business combination, net	(1,395)	—
Property acquisitions	(9)	(69)
Receipts of deferred consideration	161	116
Contributions to investments	(2)	(14)
Distributions from investments	10	—
Proceeds from divestitures of property and equipment	76	19
Net cash used in investing activities	(3,457)	(1,943)
Cash flows from financing activities:
Proceeds from Credit Facility	1,513	825
Payments on Credit Facility	(1,063)	(825)
Payments on Twin Eagle Credit Facility	(141)	—
Proceeds from issuance of senior notes, net	499	—
Proceeds from warrant exercise	15	22
Debt issuance and other financing costs	(4)	(11)
Cash paid to repurchase and retire common stock	(900)	(100)
Cash paid to purchase debt	(1,287)	(663)
Cash paid for common stock dividends	(411)	(628)
Proceeds from accounts receivable financing	86	—
Net cash used in financing activities	(1,693)	(1,380)
Net increase (decrease) in cash, cash equivalents and restricted cash	(475)	296
Cash, cash equivalents and restricted cash, beginning of period	696	395
Cash, cash equivalents and restricted cash, end of period	$221	$691

Cash and cash equivalents	$118	$613
Restricted cash	103	78
Total cash, cash equivalents and restricted cash	$221	$691
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

EXPAND ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - (Continued)
(Unaudited)

	Common Stock
($ in millions)	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity

Balance as of December 31, 2025	239,249,874	$2	$13,746	$4,830	$18,578
Share-based compensation	333,423	—	(2)	—	(2)
Issuance of common stock for warrant exercise	1,122,179	—	15	—	15
Issuance of reserved common stock and warrants	2,554	—	—	—	—
Repurchase and retirement of common stock	(622,458)	—	—	(66)	(66)
Net income	—	—	—	1,159	1,159
Dividends on common stock	—	—	—	(138)	(138)
Balance as of March 31, 2026	240,085,572	$2	$13,759	$5,785	$19,546
Share-based compensation	16,200	—	15	—	15
Repurchase and retirement of common stock	(5,752,045)	—	—	(535)	(535)
Net income	—	—	—	522	522
Dividends on common stock	—	—	—	(138)	(138)
Balance as of June 30, 2026	234,349,727	$2	$13,774	$5,634	$19,410
Share-based compensation	2,009	—	13	—	13
Repurchase and retirement of common stock	(3,407,639)	—	—	(308)	(308)
Net income	—	—	—	519	519
Dividends on common stock	—	—	—	(134)	(134)
Balance as of September 30, 2026	230,944,097	$2	$13,787	$5,711	$19,500
The accompanying notes are an integral part of these condensed consolidated financial statements.

EXPAND ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation and Summary of Significant Accounting Policies
Description of Company
Expand Energy Corporation (“Expand Energy,” “we,” “our,” “us” or the “Company”) is a leading North American integrated natural gas company. As the largest natural gas producer in the U.S., based on net daily production, Expand Energy is focused on responsibly developing an abundant supply of natural gas, oil and NGL to expand energy access for all. Our exploration and production (“E&P”) operations are located in Louisiana, Texas, Pennsylvania, West Virginia and Ohio, with all of our E&P operations located onshore in the United States. The recent acquisition of Twin Eagle, further described in Note 2, has expanded our marketing operations across the United States as well as Canada.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Expand Energy were prepared in accordance with GAAP and the rules and regulations of the SEC. Pursuant to such rules and regulations, certain disclosures have been condensed or omitted.
This Quarterly Report on Form 10-Q (this “Form 10-Q”) relates to our financial position as of September 30, 2026 and December 31, 2025, and our results of operations for the three months ended September 30, 2026 (“Current Quarter”), the nine months ended September 30, 2026 (“Current Period”), the three months ended September 30, 2025 (“Prior Quarter”) and the nine months ended September 30, 2025 (“Prior Period”). This Form 10-Q should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2025 (“2025 Form 10-K”). The accompanying unaudited condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair statement of our condensed consolidated financial statements and accompanying notes and include the accounts of our direct and indirect wholly owned subsidiaries and entities in which we have a controlling financial interest. Intercompany accounts and balances have been eliminated.
Restricted Cash
As of September 30, 2026, we had restricted cash of $103 million. Our restricted cash primarily represents funds restricted for payment of certain royalties pending the outcome of competing ownership claims for certain minerals.
Foreign Currency Translation
The U.S. dollar is the functional currency for our consolidated operations except for our Canadian operations assumed in the Twin Eagle Acquisition, which use the Canadian dollar as the functional currency. Assets and liabilities denominated in Canadian dollars are translated to U.S. dollars for financial reporting purposes using the exchange rate on the date of the condensed consolidated balance sheet, while revenues and expenses are translated at the average exchange rate during the applicable period. Any gains or losses on transactions in currencies other than the functional currency are included in net income in the current period. Foreign currency translation adjustments are recorded as a component of accumulated other comprehensive income. For the time periods covered by this Form 10-Q, we did not have any material foreign currency translation adjustments or items impacting other comprehensive income.
Goodwill and Intangible Assets
Goodwill is not amortized but is tested for impairment annually, or more frequently if events or changes in circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Finite-lived intangible assets are amortized over their estimated useful lives in a manner that reflects the pattern in which the related economic benefits are expected to be consumed. Finite-lived intangible assets are evaluated for impairment when events or changes in circumstances indicate that their carrying amounts may not be recoverable. See Note 2 for additional information regarding the goodwill and intangible assets recognized in connection with the Twin Eagle Acquisition.

EXPAND ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Inventory

Our inventory primarily consists of natural gas held in storage facilities and natural gas pipeline imbalances. Storage inventory is stated at the lower of cost and net realizable value, with cost determined using the weighted-average cost method. Pipeline imbalances represent differences between the volumes of natural gas delivered to and received from pipelines and are valued using applicable market prices as of the condensed consolidated balance sheet date.

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

2.	Acquisitions and Divestitures
Twin Eagle Acquisition
On September 16, 2026, we completed the acquisition of Twin Eagle, a provider of natural gas marketing and logistics services, through a merger with one of our wholly owned subsidiaries. The aggregate purchase price was approximately $1.4 billion, including purchase price adjustments. This acquisition has expanded our marketing operations across the United States as well as Canada, extending our reach throughout North America within the natural gas value chain. We funded the transaction through a combination of cash on hand and borrowings under our Credit Facility. During the Current Quarter, we recognized approximately $22 million of costs related to the Twin Eagle Acquisition, which primarily related to transaction, consulting and legal fees. These acquisition-related costs are included within other operating expense (income), net within our condensed consolidated statements of operations.
Preliminary Purchase Price Allocation

We have accounted for the Twin Eagle Acquisition as a business combination, using the acquisition method. The following table represents the preliminary allocation of the total purchase price of Twin Eagle to the identifiable assets acquired and the liabilities assumed based on the fair values as of the acquisition date. Certain data necessary to complete the purchase price allocation is not yet available, and includes, but is not limited to, final tax returns that provide the underlying tax basis of Twin Eagle’s assets and liabilities and final appraisals of assets acquired and liabilities assumed, including the acquired intangible assets and goodwill. We expect to complete the purchase price allocation during the 12-month period following the acquisition date, during which time the value of the assets and liabilities may be revised as appropriate.

EXPAND ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Preliminary Purchase Price Allocation
Consideration:
Cash	$1,250
Incentive awards(a)	102
Working capital adjustments	53
Total consideration	$1,405

Fair Value of Assets Acquired:
Cash and cash equivalents	$10
Accounts receivable	561
Other current assets	248
Intangible assets	1,089
Goodwill	349
Other long-term assets	102
Amounts attributable to assets acquired, including goodwill	$2,359

Fair Value of Liabilities Assumed:
Accounts payable	$500
Credit facility borrowings	141
Other current liabilities	165
Deferred tax liabilities	25
Other long-term liabilities	123
Amounts attributable to liabilities assumed	$954

Total identifiable net assets	$1,405
____________________________________________
(a)Represents Twin Eagle incentive awards that were paid in cash at time of closing, including change of control award agreements.
Goodwill and Intangible Assets
In connection with the Twin Eagle Acquisition, we recognized the identifiable assets acquired and liabilities assumed at their acquisition-date fair values. We engaged a third-party valuation specialist to assist management in estimating the fair values of certain acquired assets, including the identifiable intangible assets.

The Twin Eagle Acquisition resulted in the recognition of approximately $349 million of goodwill. Prior to the Twin Eagle Acquisition, we had no goodwill. The goodwill recognized primarily represents the value attributable to expected operational and commercial synergies from combining Twin Eagle’s operations with ours and other benefits that do not qualify for separate recognition as identifiable intangible assets. We expect approximately $242 million of the goodwill recognized from the Twin Eagle Acquisition to be deductible for U.S. tax purposes.

The following table presents information regarding the identifiable intangible assets acquired in the Twin Eagle Acquisition:

	September 30, 2026
	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$641	$(1)
Transportation and storage contracts	432	(6)
Other	16	—
Intangible assets	$1,089	$(7)

EXPAND ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The customer relationship intangible assets represent the estimated value of relationships with existing customers and are being amortized over their estimated useful lives of approximately 25 years using the straight-line method of amortization, with a weighted average amortization period of 25 years. Amortization expense associated with these intangible assets is recognized within depreciation, depletion and amortization within our condensed consolidated statements of operations. Amortization expense is estimated to be approximately $26 million in each of the next 5 years.

The transportation and storage contract intangible assets represent the estimated value attributable to acquired contractual arrangements and are being amortized over their estimated useful lives of up to 12 years using an accelerated method based on the pattern in which the related economic benefits are expected to be consumed, with a weighted average amortization period of 3.8 years. Amortization expense associated with these intangible assets is recognized within depreciation, depletion and amortization within our condensed consolidated statements of operations. Amortization expense associated with the transportation and storage contract intangible assets is estimated to be approximately $138 million in 2027, $57 million in 2028, $38 million in 2029, $31 million in 2030 and $20 million in 2031.

Management estimated the fair values of the acquired intangible assets using the multi-period excess earnings method for customer relationships and a discounted cash flow analysis for transportation and storage contracts. These fair value estimates required the use of significant assumptions and judgment, including forecasted revenue, customer attrition, operating margins, contract renewal assumptions and discount rates. For the period from the acquisition date through September 30, 2026, amortization expense associated with the acquired intangible assets was approximately $7 million. Additionally, the acquired intangibles have no significant residual values or contractual renewal or extension terms. The weighted average amortization period for the acquired intangible assets in total is approximately 16.4 years.
Revenues and Earnings Subsequent to Acquisition
We included in our condensed consolidated statements of operations revenues of $196 million and net earnings of $4 million, related to the Twin Eagle businesses for the period from September 16, 2026 through September 30, 2026.

Combined Pro Forma Financial Information
The following unaudited pro forma financial information is based on our historical consolidated financial statements adjusted to reflect as if the Twin Eagle Acquisition had occurred on January 1, 2025. The information below reflects pro forma adjustments based on available information and certain assumptions that we believe are reasonable, including the estimated tax impact of the pro forma adjustments.

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025
Revenues	$4,332	$3,977
Net income available to common stockholders	$526	$525
Earnings per common share:
Basic	$2.27	$2.20
Diluted	$2.27	$2.19

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Revenues	$14,699	$12,648
Net income available to common stockholders	$2,253	$1,241
Earnings per common share:
Basic	$9.52	$5.24
Diluted	$9.51	$5.16

EXPAND ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Eagle Ford Divestitures

During 2023, we divested our Eagle Ford assets through three separate transactions (“the Eagle Ford divestiture transactions”). In each of these transactions, we received a portion of the purchase price upon closing, subject to customary post-closing adjustments, with the remainder of the purchase price recorded as deferred consideration and treated as a non-interest-bearing note to be paid in installments in up to the following four years following the close of the transaction. The deferred consideration is recorded at fair value with an imputed rate of interest as a Level 2 input, and approximately $54 million and $114 million of the deferred consideration is reflected within other current assets on the condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025, respectively, and approximately $91 million of the deferred consideration is reflected within other long-term assets on the condensed consolidated balance sheets as of December 31, 2025. These installment payments are recorded as receipts of deferred consideration in our condensed consolidated statements of cash flows.

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
The reconciliations between basic and diluted earnings per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator
Net income, basic and diluted	$519	$547	$2,200	$1,266

Denominator (in thousands)
Weighted average common shares outstanding, basic	231,555	238,221	236,529	236,890
Effect of potentially dilutive securities
Warrants	—	1,362	147	3,081
Restricted stock units	176	310	233	351
Performance share units	—	—	—	51
Weighted average common shares outstanding, diluted	231,731	239,893	236,909	240,373

Earnings per common share:
Basic	$2.24	$2.30	$9.30	$5.34
Diluted	$2.24	$2.28	$9.29	$5.27

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

EXPAND ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

4.	Debt
Our long-term debt consisted of the following as of September 30, 2026 and December 31, 2025:

	September 30, 2026		December 31, 2025
	Carrying Amount	Fair Value(a)	Carrying Amount	Fair Value(a)
Credit Facility	$450	$450	$—	$—
5.375% senior notes due 2029	638	633	638	639
5.875% senior notes due 2029(b)	—	—	440	441
6.75% senior notes due 2029(b)	—	—	847	852
5.375% senior notes due 2030	1,200	1,181	1,200	1,218
5.65% senior notes due 2031	500	493	—	—
4.75% senior notes due 2032	1,150	1,081	1,150	1,137
5.70% senior notes due 2035	750	718	750	776
Discounts on senior notes, net	(45)	—	(8)	—
Debt issuance costs	(11)	—	(8)	—
Total long-term debt, net	$4,632	$4,556	$5,009	$5,063
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

Credit Facility. On September 30, 2025, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) that, as amended, had a maturity date of September 30, 2030 (the “Credit Facility”), with the lenders and issuing banks party thereto from time to time (the “Lenders”), and JPMorgan Chase Bank, N.A., as administrative agent. On October 6, 2026, we obtained consent from the Lenders to an amendment to extend the maturity date of the Credit Facility by one year to September 30, 2031. The maturity date for the Credit Facility has two one-year extension options available, each subject to the Lenders’ consent. The Credit Facility provides for aggregate commitments of $3.5 billion, with incremental capacity for additional commitments in an amount up to $1.0 billion, subject to the receipt of commitments thereto and certain customary conditions. Under the Credit Facility, the sublimit available for the issuance of letters of credit is $1.0 billion and the sublimit available for swingline loans is $100 million. As of September 30, 2026, there were no outstanding letters of credit under the Credit Facility, and there was approximately $450 million of outstanding borrowings and approximately $3.1 billion available for borrowings under the Credit Facility.

The Credit Agreement contains restrictive covenants that, subject to exceptions customary to investment-grade credit facilities, limit Expand Energy and its subsidiaries’ ability to, among other things: (i) incur priority indebtedness, (ii) enter into mergers; (iii) make or declare dividends; (iv) incur liens; (v) sell all or substantially all of their assets; and (vi) engage in certain transactions with affiliates. The Credit Agreement requires our compliance with an indebtedness to capitalization ratio, which is the ratio of the Company’s total indebtedness to the sum of total indebtedness plus stockholders’ equity (the “Debt to Capitalization Ratio”), not to exceed 65%, tested at the end of each quarter. As of September 30, 2026, we were in compliance with the Debt to Capitalization Ratio.

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

Issuance of 5.65% Senior Notes
On September 17, 2026, we completed our underwritten public offering of $500 million aggregate principal amount of our 5.65% Senior Notes due 2031 (the “2031 Notes”). The 2031 Notes were issued pursuant to the Indenture (the “Base Indenture”), dated as of December 2, 2024, between the Company and Regions Bank (the “Trustee”), as trustee, as supplemented by the Second Supplemental Indenture, dated as of September 17, 2026, between the Company and the Trustee, setting forth specific terms applicable to the 2031 Notes.
The 2031 Notes are the Company’s senior unsecured obligations and rank equally in right to payment of the holders of the Company’s other current and future unsecured senior debt, including debt under the Company’s revolving credit facility and the Company’s existing senior notes, and senior in right of payment to any future subordinated debt that the Company may incur. The 2031 Notes are not guaranteed by any of the Company’s subsidiaries and are therefore structurally subordinated to any indebtedness incurred by any of the Company’s subsidiaries.
The 2031 Notes mature on September 15, 2031 and interest on the 2031 Notes is payable semi-annually, on March 15 and September 15 of each year, beginning on March 15, 2027.
Senior Notes Repayment
During the Prior Period, the $389 million aggregate principal of 4.95% Senior Notes due 2025 (the “2025 Notes”) was repaid and terminated with cash on hand and borrowings on the Company’s reserve-based credit facility entered into on December 9, 2022, which was subsequently terminated in connection with the entry into the Credit Facility. The borrowings on the prior credit facility were subsequently repaid during the Prior Period. Additionally, we redeemed the remaining $47 million aggregate principal of the 5.50% Senior Notes due 2026 (the “2026 Notes”), approximately $103 million of our 6.75% Senior Notes due 2029, approximately $60 million of our 5.875% Senior Notes due 2029 and approximately $62 million of our 5.375% Senior Notes due 2029 with cash on hand.
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
Assumption of Twin Eagle’s Credit Facility
On September 16, 2026, we closed the Twin Eagle Acquisition. As part of this acquisition, we assumed Twin Eagle’s Fifth Amended and Restated Credit Agreement, dated as of May 16, 2025 (the “Twin Eagle Credit Agreement”), with the lenders and issuing banks party thereto from time to time (the “Twin Eagle Lenders”), and MUFG Bank, Ltd., as administrative agent and collateral agent. The Twin Eagle Credit Agreement was amended on September 10, 2026 related to the Twin Eagle Acquisition. The Twin Eagle Credit Agreement provides for a revolving credit facility (the “Twin Eagle Credit Facility”) with a maturity date of May 16, 2027 and aggregate commitments of up to $1.4 billion. As of September 30, 2026, there were $1.0 billion of elected commitments under the Twin Eagle Credit Facility. The Twin Eagle Credit Facility can be used for borrowings or for the issuance of letters of credit, with incremental capacity for additional commitments in an amount up to $0.6 billion, subject to the receipt of commitments thereto and certain customary conditions. Under the Twin Eagle Credit Facility, the sublimit available for swingline loans is $200 million. As of September 30, 2026, there were no outstanding borrowings and there was approximately $266 million outstanding letters of credit under the Twin Eagle Credit Facility and approximately $734 million available for borrowings or for the issuance of letters of credit under the elected commitments.

EXPAND ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
We expect the Twin Eagle Credit Facility to remain outstanding for a limited period of time, after which we intend to terminate this facility once all outstanding letters of credit are canceled. Neither Expand Energy nor its subsidiaries (other than certain Twin Eagle Resource Management, LLC subsidiaries) provide guarantees for this facility.
Substantially all of Twin Eagle’s and the guarantors’ thereunder assets were pledged as security for the Twin Eagle Credit Facility. The availability of capacity for borrowings and letters of credit were subject to a borrowing base calculation and other covenants. As of September 30, 2026, Twin Eagle was in compliance with the covenants associated with the Twin Eagle Credit Facility.

The Twin Eagle Credit Agreement contains restrictive covenants that limit Twin Eagle and its subsidiaries’ ability to, among other things: (i) incur indebtedness, (ii) enter into mergers; (iii) make restricted payments, including distributions; (iv) incur liens; (v) sell all or substantially all of their assets; and (vi) engage in certain transactions with affiliates. The Twin Eagle Credit Agreement requires Twin Eagle’s compliance with the following financial covenants, each tested as of the last day of each calendar month: (i) a consolidated net working capital of not less than 18% of a maximum amount then in effect; (ii) a consolidated tangible net worth of not less than the greater of 20.0% of a maximum amount then in effect and $200 million; (iii) a consolidated leverage ratio, which is the ratio of consolidated total liabilities (minus any subordinated indebtedness up to 50.00% of the consolidated total liabilities) to consolidated tangible net worth, not to exceed 8.5 to 1.0; and (iv) a consolidated tangible net worth minus an aggregate marked-to-market value of, and reserves for, forward contracts with delivery periods more than one year out of not less than the greater of 14.5% of a maximum amount then in effect and $145 million. As of September 30, 2026, Twin Eagle was in compliance with each of these financial condition covenants.

Borrowings under the Twin Eagle Credit Agreement may be base rate loans, term SOFR loans or cost of funds loans, at our election. Interest is payable monthly for base rate loans and at the end of the applicable interest period for term SOFR loans and cost of funds loans. Term SOFR loans bear interest at adjusted term SOFR plus an applicable margin of 175 basis points per annum. Base rate loans bear interest at a rate per annum equal to the greatest of: (i) the prime rate; (ii) the federal funds rate plus 50 basis points; and (iii) adjusted term SOFR for a one-month tenor plus 150 basis points, plus an applicable margin of 75 basis points per annum.

Assumption of Twin Eagle’s Trade Receivables Purchase Agreement

As part of the Twin Eagle Acquisition, we also assumed Twin Eagle’s Uncommitted Trade Receivables Purchase Agreement (the “Twin Eagle Trade Receivables Purchase Agreement”), made as of February 17, 2022, by and between Twin Eagle Resources Management, LLC, as seller, and MUFG Bank, Ltd., as purchaser. The Twin Eagle Trade Receivables Purchase Agreement matures on February 17, 2027 and renews automatically on an annual basis. The Twin Eagle Trade Receivables Purchase Agreement provides for Twin Eagle Resources Management, LLC to offer to sell, and MUFG Bank, Ltd. to purchase, on an uncommitted and discretionary basis, certain of Twin Eagle Resources Management, LLC’s trade receivables accounts. As of September 30, 2026, $86 million of trade receivables accounts had been sold under the Twin Eagle Trade Receivables Purchase Agreement and are reflected within other current liabilities within our condensed consolidated balance sheets.

Aside from the Twin Eagle Credit Facility and the Twin Eagle Trade Receivables Purchase Agreement, the Company had no secured debt as of September 30, 2026.

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
Commitments
Gathering, Processing, Transportation and Storage Agreements
We have contractual commitments with midstream service companies and pipeline carriers for future gathering, processing and transportation of natural gas, oil and NGL to move certain of our production to market, as well as separate commitments with other counterparties for storage services. Certain of these arrangements include reservation and other capacity-related fees. Working interest owners and royalty interest owners, where appropriate, will be responsible for their proportionate share of these costs. Generally, commitments related to gathering, processing, transportation and storage agreements are not recorded as obligations in the accompanying condensed consolidated balance sheets, however, as part of the Southwestern Merger, we assumed gathering, processing, transportation and storage contracts, certain of which were deemed to be above or below current market rates. We recognized assets and liabilities for the difference in the contractual and market rates of these contracts, as of the date of the Southwestern Merger.

EXPAND ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The aggregate undiscounted commitments under our gathering, processing, transportation and storage agreements, excluding any reimbursement from working interest and royalty interest owners, credits for third-party volumes or future costs under cost-of-service agreements, are presented below:

September 30, 2026
Remainder of 2026	$445
2027	1,566
2028	1,415
2029	1,055
2030	941
Thereafter	3,518
Total	$8,940
In addition, we have long-term agreements for certain natural gas gathering and related services within specified acreage dedication areas in exchange for cost-of-service based fees redetermined annually, or tiered fees based on volumes delivered relative to scheduled volumes. Future gathering fees may vary with the applicable agreement.
Sales and Purchase Agreements
In April 2026, the Company entered into a 20-year LNG sales and purchase agreement with Delfin FLNG 1 LLC (“Delfin”) to purchase approximately 1.15 MTPA of LNG. As of June 30, 2026, all conditions precedent under the agreement had been satisfied and the agreement is effective. Commercial deliveries are expected to commence in 2031. Based on the fixed and determinable components of the contractual pricing provisions, the Company estimates future commitments associated with such components to be approximately $2.9 billion over the term of the agreement. Actual amounts paid under the agreement may vary based on commodity prices, inflation adjustments and other contractual terms.

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

EXPAND ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

6.	Other Balance Sheet Items
Other current assets as of September 30, 2026 and December 31, 2025 are detailed below:

	September 30, 2026	December 31, 2025
Contract assets	$214	$90
Notes receivable	69	129
Inventory	169	19
Prepaid expenses	36	24
Margin deposits	35	—
Other	74	95
Total other current assets	$597	$357

Other current liabilities as of September 30, 2026 and December 31, 2025 are detailed below:

	September 30, 2026	December 31, 2025
Revenues and royalties due to others	$870	$972
Accrued drilling and production costs	349	350
Contract liabilities	356	253
Accrued compensation and benefits	132	107
Taxes payable	205	157
Operating leases	38	51
Joint interest prepayments received	14	11
Other	251	144
Total other current liabilities	$2,215	$2,045

7.	Revenue
The following tables show revenue disaggregated by operating area and product type:

	Three Months Ended September 30, 2026
	Natural Gas	Oil	NGL	Total
Haynesville	$783	$—	$—	$783
Northeast Appalachia	513	—	—	513
Southwest Appalachia	257	120	208	585
Natural gas, oil and NGL revenue	$1,553	$120	$208	$1,881

Marketing sales	$2,336	$169	$243	$2,748
Intersegment revenues	(1,502)	(120)	(199)	(1,821)
Marketing revenue	$834	$49	$44	$927

EXPAND ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Three Months Ended September 30, 2025
	Natural Gas	Oil	NGL	Total
Haynesville	$826	$—	$—	$826
Northeast Appalachia	538	—	—	538
Southwest Appalachia	233	86	167	486
Natural gas, oil and NGL revenue	$1,597	$86	$167	$1,850

Marketing sales	$2,190	$120	$188	$2,498
Intersegment revenues	(1,591)	(86)	(155)	(1,832)
Marketing revenue	$599	$34	$33	$666

	Nine Months Ended September 30, 2026
	Natural Gas	Oil	NGL	Total
Haynesville	$2,790	$—	$—	$2,790
Northeast Appalachia	2,454	—	—	2,454
Southwest Appalachia	890	319	573	1,782
Natural gas, oil and NGL revenue	$6,134	$319	$573	$7,026

Marketing sales	$8,673	$450	$674	$9,797
Intersegment revenues	(6,114)	(314)	(549)	(6,977)
Marketing revenue	$2,559	$136	$125	$2,820

	Nine Months Ended September 30, 2025
	Natural Gas	Oil	NGL	Total
Haynesville	$2,492	$—	$—	$2,492
Northeast Appalachia	2,081	—	—	2,081
Southwest Appalachia	798	250	550	1,598
Natural gas, oil and NGL revenue	$5,371	$250	$550	$6,171

Marketing sales	$7,445	$349	$619	$8,413
Intersegment revenues	(5,290)	(248)	(511)	(6,049)
Marketing revenue	$2,155	$101	$108	$2,364

Transaction Price Allocated to Remaining Performance Obligation
As of September 30, 2026, we had approximately $536 million of unsatisfied performance obligations related to natural gas sales that have a fixed price component and a contract term of greater than one year. These obligations were assumed in connection with the Twin Eagle Acquisition and are expected to be recognized over the next 5 years.

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

EXPAND ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Accounts receivable as of September 30, 2026 and December 31, 2025 are detailed below:

	September 30, 2026	December 31, 2025
Natural gas, oil and NGL sales	$1,182	$1,363
Joint interest	218	232
Other	3	18
Allowance for doubtful accounts	(14)	(14)
Total accounts receivable, net	$1,389	$1,599

8.	Income Taxes

The table below presents a comparison of the Current Period and Prior Period’s income tax expense and actual year-to-date effective tax rates.

	Nine Months Ended September 30,
	2026		2025
Income before income taxes	$2,769		$1,595

Current tax expense	19	0.7%	9	0.6%
Deferred tax expense	550	19.9%	320	20.0%
Income tax expense	$569	20.6%	$329	20.6%

An estimated annual effective tax rate (“EAETR”) is used in recording our interim year-to-date income tax provision. The EAETR is determined based on analysis of year-to-date and projected financial results of our operations. Our EAETR during the Current Period was 21.9%, compared to 21.3% in the Prior Period. The actual year-to-date effective tax rate and EAETR can differ as a result of certain discrete items, which are recorded in the period. Common examples of such items include, but are not limited to, certain equity-based compensation, true-ups resulting from differences between tax returns filed and estimated accruals, and tax effects of enacted laws. Remeasurement of our state deferred tax assets and liabilities due to the Twin Eagle Acquisition resulted in a discrete deferred tax benefit recorded in the Current Period.

The Twin Eagle Acquisition was treated as a taxable asset acquisition and therefore provides for acquired tax basis to be stepped up to fair market value. For U.S. tax purposes, the intangible assets and the tax deductible portion of goodwill will amortize over a 15-year period. We expect approximately $242 million of the goodwill recognized from the Twin Eagle Acquisition to be deductible for U.S. tax purposes.

As a result of projecting federal and state income taxes, a portion of our EAETR represents the estimated provision for current taxes. Due to the book income in the Current Period and Prior Period, a current tax expense of $19 million and $9 million, respectively, was recorded.

As of December 31, 2025, we were in a net deferred tax asset position and we anticipate being in a net deferred tax liability position as of December 31, 2026. Based on all available positive and negative evidence, including projections of future taxable income, we believe it is more likely than not that some of our deferred tax assets will not be realized. As such, a partial valuation allowance was recorded for federal and state purposes as of September 30, 2026 and December 31, 2025. As of September 30, 2026, we were in a net deferred tax liability position for all jurisdictions.
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

EXPAND ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

9.	Equity
Dividends
The table below presents dividends during the Current Period and Prior Period.

	Base	Variable	Rate Per Share	Total
2026:
First Quarter	$0.575	$—	$0.575	$138
Second Quarter	$0.575	$—	$0.575	$138
Third Quarter	$0.575	$—	$0.575	$134

2025:
First Quarter	$0.575	$—	$0.575	$138
Second Quarter	$0.575	$—	$0.575	$138
Third Quarter	$0.575	$0.89	$1.465	$351

On October 27, 2026, we declared a base quarterly dividend payable of $0.575 per share, which will be paid on December 3, 2026 to stockholders of record at the close of business on November 12, 2026.
Share Repurchases
On October 22, 2024, our Board of Directors authorized repurchases of up to $1.0 billion, in aggregate, of the Company’s common stock and/or warrants under a share repurchase program. On July 24, 2026, our Board of Directors authorized an expansion of the share repurchase program by $1.0 billion, bringing the total authorized share repurchase amount to $2.0 billion for our common stock. During the Current Period, we repurchased 9.8 million shares for an aggregate price of $909 million, which includes the impact of the 1% excise tax on share repurchases. During the Prior Period, we repurchased 0.9 million shares for an aggregate price of $100 million. The shares of common stock repurchased during the Current Period and Prior Period were retired and recorded as a reduction to common stock and retained earnings.

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

EXPAND ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Unvested Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
	(in thousands)
Unvested as of December 31, 2025	957	$94.61
Granted(a)	1,051	$97.99
Vested	(394)	$89.70
Forfeited	(133)	$102.08
Unvested as of September 30, 2026	1,481	$97.64
___________________________________________
(a)Includes approximately 479 thousand awards granted to certain employees in connection with the Twin Eagle Acquisition. These awards will vest in full on the third anniversary of the grant date, subject to continued employment through the vesting date.

The aggregate intrinsic value of RSUs that vested during the Current Period was approximately $44 million based on the stock price at the time of vesting.
As of September 30, 2026, there was approximately $114 million of total unrecognized compensation expense related to unvested RSUs. The expense is expected to be recognized over a weighted average period of approximately 2.37 years.
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

The following table presents the assumptions used in the valuation of the PSUs granted during the Current Period.

Assumption	TSR, rTSR
Risk-free interest rate	3.74%
Volatility	28.50%

A summary of the changes in unvested PSUs is presented below:

	Unvested Performance Share Units	Weighted Average Grant Date Fair Value Per Share
	(in thousands)
Unvested as of December 31, 2025	464	$106.14
Granted	123	$79.75
Vested	(133)	$80.53
Forfeited	(58)	$117.94
Unvested as of September 30, 2026	396	$104.82
The aggregate intrinsic value of PSUs that vested during the Current Period was approximately $11 million based on the stock price at the time of vesting.

EXPAND ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
As of September 30, 2026, there was approximately $17 million of total unrecognized compensation expense related to unvested PSUs. The expense is expected to be recognized over a weighted average period of approximately 1.83 years.

RSU and PSU Compensation.
We recognized the following compensation costs, net of actual forfeitures, related to RSUs and PSUs for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
General and administrative expenses	$9	$10	$27	$28
Natural gas and oil properties	2	2	7	6
Production expense	2	2	5	4
Separation and other termination costs	—	2	3	2
Marketing expense	—	—	1	2
Other operating expense, net	1	1	1	4
Total RSU and PSU compensation	$14	$17	$44	$46
Related income tax benefit	$2	$4	$8	$12

11.	Derivative and Hedging Activities
We use derivative instruments to reduce our exposure to fluctuations in future commodity prices and to protect our expected operating cash flow against significant market movements or volatility. These commodity contract derivative financial instruments primarily include futures, swaps, and options, that manage index price risk, and basis risk. All of our commodity contract derivative instruments are net settled based on the difference between the fixed-price payment and the floating-price payment, resulting in a net amount due to or from the counterparty. These instruments may be transacted through an exchange or bilaterally with a counterparty. Our derivative instruments, other than those that meet the normal purchase and normal sale scope exception, are recorded at fair value in accordance with GAAP within our condensed consolidated balance sheets. We have elected not to designate any of our derivative instruments, including those acquired as part of the Twin Eagle Acquisition, for hedge accounting treatment.
As part of the Twin Eagle Acquisition, we acquired certain foreign currency, interest rate, and power derivative positions that Twin Eagle used as economic hedges. The foreign currency derivatives were used to manage exchange rate exposure associated with activity denominated in Canadian dollars, the interest rate derivatives were used to manage interest rate risk, and the power derivatives were used to manage exposure to fluctuations in power prices. The power derivative positions are included within our commodity derivatives below. Additional information on the Twin Eagle Acquisition is found in Note 2.

All gains and losses associated with our derivative instruments, including those acquired in the Twin Eagle Acquisition, are reflected within our condensed consolidated statements of operations within gains on derivatives and are presented within the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Commodity derivatives	$456	$451	$776	$314
Foreign exchange derivatives	4	—	4	—
Interest rate derivatives	4	—	4	—
Total gains on derivatives	$464	$451	$784	$314

EXPAND ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The following table presents the notional volumes from our outstanding natural gas, oil and NGL derivative instruments as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Natural gas (Bcf):
Central hub exposure - Henry Hub	1,508	2,147
Basis exposure	1,048	337
Total natural gas	2,556	2,484
Oil (MMBbls):
Central hub exposure - WTI	1	—
NGLs (MMBbls):
Central hub exposure - Mont Belvieu	1	—
Power Derivatives
As of September 30, 2026, the aggregate notional amount of our outstanding power derivatives was 1.5 million MWh.
Foreign Currency Derivatives
As of September 30, 2026, the aggregate notional amount of our outstanding foreign currency derivatives was approximately $260 million.
Interest Rate Derivatives
As of September 30, 2026, the aggregate notional amount of our outstanding interest rate derivatives was approximately $5.5 billion.

The following table presents the fair value and location of each classification of derivative instrument included in the condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025 on a gross basis and after same-counterparty netting:

EXPAND ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Gross Fair Value(a)	Amounts Netted in the Condensed Consolidated Balance Sheets	Net Fair Value Presented in the Condensed Consolidated Balance Sheets
As of September 30, 2026
Commodity Contracts:
Short-term derivative asset	$960	$(75)	$885
Long-term derivative asset	69	(29)	40
Short-term derivative liability	(77)	75	(2)
Long-term derivative liability	(41)	29	(12)
Foreign Exchange Contracts:
Short-term derivative asset	124	(120)	4
Long-term derivative asset	66	(64)	2
Short-term derivative liability	(120)	120	—
Long-term derivative liability	(64)	64	—
Interest Rate Contracts:
Long-term derivative asset	29	(25)	4
Long-term derivative liability	(25)	25	—
Total derivatives	$921	$—	$921

As of December 31, 2025
Commodity Contracts:
Short-term derivative asset	$340	$(76)	$264
Long-term derivative asset	66	(19)	47
Short-term derivative liability	(79)	76	(3)
Long-term derivative liability	(20)	19	(1)
Total derivatives	$307	$—	$307
___________________________________________
(a)These financial assets (liabilities) are measured at fair value on a recurring basis utilizing significant other observable inputs; see further discussion on fair value measurements below.
Fair Value
The fair value of our derivative instruments is based on third-party pricing models that utilize inputs that are either readily available in public markets or can be corroborated from active markets or broker quotes and, as such, are classified as Level 2. The fair value of our commodity derivatives is determined using observable inputs, including natural gas, oil, NGL and power forward-price curves, volatility curves and discount factors. The fair value of our foreign currency derivatives is determined using observable foreign currency exchange rates and forward curves, and the fair value of our interest-rate derivatives is determined using observable interest rates and yield curves. These values are compared to counterparty valuations for reasonableness. Derivatives are also subject to the risk that either party to a contract will be unable to meet its obligations. We factor non-performance risk into the valuation of our derivatives using current published credit default swap rates. To date, this has not had a material impact on the values of our derivatives.
Credit Risk Considerations
Our derivative instruments expose us to our counterparties’ credit risk. To mitigate this risk, we evaluate the creditworthiness of our derivative counterparties and seek to transact with counterparties that have acceptable credit strength, and we attempt to limit our exposure to non-performance by any single counterparty. As of September 30, 2026, our commodity contracts derivative instruments were spread among 33 counterparties.

EXPAND ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Hedging Arrangements
Certain of our hedging arrangements are with counterparties that are also Lenders (or affiliates of Lenders) under our Credit Facility. We do not expect to post cash or letters of credit to secure our obligations under these hedging arrangements while we have our investment grade ratings. The obligations under these contracts must be secured by cash or letters of credit to the extent that any mark-to-market amounts exceed defined thresholds. As of September 30, 2026, we had $42 million of letters of credit posted as collateral related to certain Twin Eagle commodity derivatives. We maintain accounts with brokers or the clearing houses of certain exchanges to facilitate financial derivative transactions. Based on the value of the positions in these accounts and associated margin requirements, we may be required to deposit cash into these accounts. As of September 30, 2026, the cash held within these broker margin accounts was $35 million, and is included within other current assets within our condensed consolidated balance sheets.

12.	Investments
Momentum Sustainable Ventures LLC. During the fourth quarter of 2022, the Company entered into an agreement with Momentum Sustainable Ventures LLC (“Momentum”) to build a new natural gas gathering pipeline and carbon capture project, which gathers and treats natural gas produced in the Haynesville Shale for delivery to Gulf Coast markets, including LNG export, the New Generation Gas Gathering LLC (“NG3”) operated pipeline (the “NG3 pipeline”). The NG3 pipeline was placed in service and began gathering operations on October 1, 2025. Under a CO2 services agreement with ExxonMobil Low Carbon Solutions Onshore Storage, LLC (“Exxon”), NG3 began delivering CO2 to Exxon for capture and sequestration in February 2026. During the Current Quarter, Momentum was acquired by Williams (NYSE: WMB), but we continue to have a 35% interest in the joint venture entity and classify our investment with Momentum in the NG3 pipeline as a related party.
We have accounted for this investment as an equity method investment, and its carrying value, which is reflected within other long-term assets on the condensed consolidated balance sheets, was $304 million and $313 million as of September 30, 2026 and December 31, 2025, respectively. We recognize our proportionate share of income (loss) related to our investment with Momentum in other income, net within our condensed consolidated statements of operations. Our proportionate share of income (loss) related to our investment with Momentum is recognized on a three-month lag. During the Current Quarter and Prior Quarter, as well as the Current Period and Prior Period, our proportionate share of income (loss) related to our investment in the NG3 pipeline did not have a material impact to our financial statements. We periodically review our investment with Momentum to determine if a loss in value, which is other than a temporary decline, has occurred. If an other than temporary decline has occurred, we recognize an impairment on our investment. Through September 30, 2026, we have not recognized any impairments related to our investment with Momentum.
The NG3 pipeline provides to us certain gathering, processing and transportation services. We have a gathering agreement in which approximately 900 MMcf per day, on average, of natural gas are to be gathered and processed by the NG3 pipeline over the course of the next 11 years. During the Current Quarter and Current Period, approximately $23 million and $62 million of our gathering, processing and transportation expenses were related to services provided by the NG3 pipeline, respectively, and is reflected within our condensed consolidated statements of operations. Additionally, approximately $18 million and $12 million of our accounts payable balance as of September 30, 2026 and December 31, 2025, respectively, was related to gathering, processing and transportation services rendered to us by the NG3 pipeline.

EXPAND ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

13.	Supplemental Cash Flow Information
Supplemental disclosures to the condensed consolidated statements of cash flows are presented below.

	Nine Months Ended September 30,
	2026	2025
Changes in assets and liabilities
Accounts receivable	$769	$224
Accounts payable	(119)	(21)
Other current assets	(69)	(49)
Other current liabilities	(143)	(12)
Total	$438	$142

Supplemental cash flow information:
Interest paid, net of capitalized interest	$209	$215
Income taxes paid (refunds received), net	$(28)	$67

Supplemental disclosure of significant non-cash investing and financing activities:
Change in accrued drilling and completion costs	$41	$141
Operating lease obligations recognized	$14	$33

14.	Segment Information
Operating segments are components of an enterprise that engage in business activities from which they may earn revenues and incur expenses, have discrete financial information available, and are regularly evaluated by the chief operating decision maker (“CODM”) to allocate resources and assess performance. Our Chief Executive Officer serves as our CODM. Our revenues are derived from the production, marketing and sale of natural gas, oil and NGL. Substantially all of the production generated by our Exploration and Production segment is marketed and sold by our Marketing segment. Additional information on our revenues, including the disaggregation of our revenues, is found in Note 7.
As of September 30, 2026, our operating segments consisted of our individual exploration and production operating areas and our marketing business. Following the Twin Eagle Acquisition, we changed our reportable segment structure from one reportable segment to two: Exploration and Production (“E&P”) and Marketing. We aggregate our E&P operating segments into one reportable segment based on their similar economic characteristics and the similar nature of their operations and revenue-generating activities. Our E&P segment engages in the exploration and production of gas, oil and NGL. Our Marketing segment sells the production volumes generated by the E&P segment as well as third-party produced volumes while seeking to optimize the prices received for our production. Subsequent to the Twin Eagle Acquisition, Marketing was identified as a separate operating and reportable segment because the CODM now separately evaluates its operating performance and allocates resources based on discrete financial information provided for those operations. The CODM uses income (loss) from operations to assess the performance of each reportable segment, allocate resources and compare actual results with forecasted information. Our CODM previously used consolidated net income (loss) for purposes of allocating resources and in assessing Expand Energy’s operating performance as Expand Energy was a single reportable segment. In conjunction with the change to two reportable segments, our CODM now uses income (loss) from operations as certain items are not allocated at the segment level, such as taxes and other nonoperating items. Intersegment transactions are recorded using market-based pricing and are eliminated in consolidation. Segment results are presented within the tables below. Prior-period segment information has been recast to conform to the current-period presentation.

EXPAND ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The CODM does not review or receive asset information by segment. As substantially all capital expenditures relate to or support our E&P segment, the CODM reviews capital expenditures on a consolidated basis when assessing the Company’s performance. During the Current Quarter and Prior Quarter, our capital expenditures were $794 million and $735 million, respectively. During the Current Period and Prior Period, our capital expenditures were $2,361 million and $2,124 million, respectively. During the Current Quarter, Current Period, Prior Quarter and Prior Period we did not make any contributions to equity method investments.

	Three Months Ended September 30, 2026
	E&P	Marketing	Eliminations	Total
($ in millions)
Revenues:
Natural gas, oil and NGL sales	$1,881	$—	$—	$1,881
Marketing	—	2,748	(1,821)	927
Gains on derivatives	454	10	—	464
Gains on sales of assets	14	—	—	14
Total revenues and other	2,349	2,758	(1,821)	3,286

Operating expenses:
Production	168	—	—	168
Gathering, processing and transportation	730	—	(52)	678
Severance and ad valorem taxes	61	—	—	61
Marketing	—	2,657	(1,769)	888
General and administrative	50	—	—	50
Total significant expenses	1,009	2,657	(1,821)	1,845
Depreciation, depletion and amortization	743	7	—	750
Other expenses(a)	51	—	—	51
Other segment items	794	7	—	801
Total expenses and other segment items	1,803	2,664	(1,821)	2,646

Income from operations	$546	$94	$—	$640
___________________________________________
(a)Other expenses primarily consist of exploration, other operating expense (income), net, separation and other termination costs and impairments.

EXPAND ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Three Months Ended September 30, 2025
	E&P	Marketing	Eliminations	Total
($ in millions)
Revenues:
Natural gas, oil and NGL sales	$1,850	$—	$—	$1,850
Marketing	—	2,498	(1,832)	666
Gains on derivatives	451	—	—	451
Losses on sales of assets	(1)	—	—	(1)
Total revenues and other	2,300	2,498	(1,832)	2,966

Operating expenses:
Production	169	—	—	169
Gathering, processing and transportation	663	—	(55)	608
Severance and ad valorem taxes	48	—	—	48
Marketing	—	2,436	(1,777)	659
General and administrative	45	—	—	45
Total significant expenses	925	2,436	(1,832)	1,529
Depreciation, depletion and amortization	741	—	—	741
Other expenses(a)	(29)	—	—	(29)
Other segment items	712	—	—	712
Total expenses and other segment items	1,637	2,436	(1,832)	2,241

Income from operations	$663	$62	$—	$725
___________________________________________
(a)Other expenses primarily consist of exploration, other operating expense (income), net, separation and other termination costs and impairments.

EXPAND ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Nine Months Ended September 30, 2026
	E&P	Marketing	Eliminations	Total
($ in millions)
Revenues:
Natural gas, oil and NGL sales	$7,026	$—	$—	$7,026
Marketing	—	9,797	(6,977)	2,820
Gains on derivatives	782	2	—	784
Gains on sales of assets	13	—	—	13
Total revenues and other	7,821	9,799	(6,977)	10,643

Operating expenses:
Production	521	—	—	521
Gathering, processing and transportation	2,216	—	(214)	2,002
Severance and ad valorem taxes	181	—	—	181
Marketing	—	9,421	(6,763)	2,658
General and administrative	163	—	—	163
Total significant expenses	3,081	9,421	(6,977)	5,525
Depreciation, depletion and amortization	2,176	7	—	2,183
Other expenses(a)	103	—	—	103
Other segment items	2,279	7	—	2,286
Total expenses and other segment items	5,360	9,428	(6,977)	7,811

Income from operations	$2,461	$371	$—	$2,832
___________________________________________
(a)Other expenses primarily consist of exploration, other operating expense (income), net, separation and other termination costs and impairments.

EXPAND ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Nine Months Ended September 30, 2025
	E&P	Marketing	Eliminations	Total
($ in millions)
Revenues:
Natural gas, oil and NGL sales	$6,171	$—	$—	$6,171
Marketing	—	8,413	(6,049)	2,364
Gains on derivatives	314	—	—	314
Gains on sales of assets	3	—	—	3
Total revenues and other	6,488	8,413	(6,049)	8,852

Operating expenses:
Production	467	—	—	467
Gathering, processing and transportation	1,923	—	(189)	1,734
Severance and ad valorem taxes	145	—	—	145
Marketing	—	8,229	(5,860)	2,369
General and administrative	132	—	—	132
Total significant expenses	2,667	8,229	(6,049)	4,847
Depreciation, depletion and amortization	2,221	—	—	2,221
Other expenses(a)	58	—	—	58
Other segment items	2,279	—	—	2,279
Total expenses and other segment items	4,946	8,229	(6,049)	7,126

Income from operations	$1,542	$184	$—	$1,726
___________________________________________
(a)Other expenses primarily consist of exploration, other operating expense (income), net, separation and other termination costs and impairments.

The table below reconciles income (loss) from operations to net income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
($ in millions)
Income from operations	$640	$725	$2,832	$1,726
Unallocated items:
Interest expense	(44)	(57)	(146)	(176)
Gains on purchases, exchanges or extinguishments of debt	—	1	37	4
Other income, net(a)	12	17	46	41
Income before income taxes	608	686	2,769	1,595
Income tax (expense) benefit	(89)	(139)	(569)	(329)
Net income	$519	$547	$2,200	$1,266
___________________________________________
(a)Included within other income, net is approximately $4 million, $6 million, $20 million and $13 million, respectively, of interest revenue during the Current Quarter, Prior Quarter, Current Period and Prior Period.

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
Expand Energy is a leading North American integrated natural gas company, reaching customers from coast to coast across the United States and Canada. As the largest natural gas producer in the U.S., based on net daily production, Expand Energy is focused on responsibly developing an abundant supply of natural gas, oil and NGL to expand energy access for all. Our E&P operations are located in Louisiana and Texas in the Haynesville and Bossier Shales (“Haynesville”), in Pennsylvania in the Marcellus Shale (“Northeast Appalachia”) and in West Virginia and Ohio in the Marcellus and Utica Shales (“Southwest Appalachia”). The recent Twin Eagle Acquisition has expanded our marketing operations across the United States as well as Canada, extending our reach throughout North America within the natural gas value chain.
Our strategy is to create sustainable long-term shareholder value by leveraging our advantaged natural gas supply, premium market access and portfolio optionality across an integrated value chain. We continue to focus on improving margins through operating efficiencies, marketing and commercial efforts and financial discipline, while improving our safety and sustainability performance. To accomplish these goals, we plan to allocate our human resources and capital expenditures to projects we believe offer the highest cash return on capital invested; deploy leading drilling and completion technology throughout our portfolio; optimize market access and customer relationships; and pursue acquisition and divestiture opportunities which strengthen our portfolio. We also intend to continue to invest in projects designed to reduce the environmental impact of our operations.
Additionally, we aim to be conscientious in our efforts and how they will shape our approach to sustainability for the future and have established the following goals:
•Net zero (Scope 1 and 2) greenhouse gas emissions by 2035.
•Maintain 100% responsibly sourced gas (RSG) certification across our portfolio.

Recent Developments
Twin Eagle Acquisition
On September 16, 2026, we completed the acquisition of Twin Eagle, a provider of natural gas marketing and logistics services, through a merger with one of our wholly owned subsidiaries. The aggregate purchase price was approximately $1.4 billion, including purchase price adjustments. See Note 2 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion.
Issuance of Senior Notes and Senior Notes Repayment
In September 2026, we completed our underwritten public offering of $500 million aggregate principal amount of our 5.65% Senior Notes due 2031 (the “2031 Notes”). During the Current Period, the 6.75% Senior Notes due 2029 were repaid and terminated for approximately $875 million, including accrued interest. Additionally, the 5.875% Senior Notes due 2029 were repaid and terminated for approximately $446 million, including accrued interest. These series of senior notes were repaid using cash on hand. See Note 4 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion.

Credit Facility Maturity Extension

On October 6, 2026, we obtained consent from the lenders to an amendment to extend the maturity date of the Credit Facility by one year to September 30, 2031. See Note 4 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion.
Shareholder Returns
In October 2024, our Board of Directors authorized the Company to repurchase up to $1.0 billion, in aggregate, of the Company’s common stock and/or warrants. On July 24, 2026, our Board of Directors authorized an expansion of the share repurchase program by $1.0 billion, bringing the total authorized share repurchase amount to $2.0 billion for our common stock. In 2025, we prioritized paying the base dividend of $2.30 per share and $1.0 billion of annual net debt reduction, with 75% of the remaining free cash flow distributed, as market conditions warranted, through share repurchases and additional dividend payments. In 2026, the Company plans to continue to effectively return cash to shareholders and preserve balance sheet strength. During the Current Period, we repurchased 9.8 million shares for an aggregate price of $909 million, which includes the impact of the 1% excise tax on share repurchases.

LNG Agreement

On April 22, 2026, we executed a Sales and Purchase Agreement (“SPA”) for long-term liquefaction offtake with Delfin FLNG 1 LLC. Under the SPA, we will purchase approximately 1.15 MTPA of LNG from Delfin FLNG 1 LLC at a Henry Hub price with a contract targeted start date in 2031. The previously announced SPAs with Delfin and Gunvor Group Ltd have been terminated.

Economic and Market Conditions

Domestically, mild weather and strong production weighed on natural gas prices during the first nine months of 2026. Over the longer term, we expect structural demand growth, led by new LNG export capacity, industrial demand, and power demand from data center expansion, to tighten the market and increase the need for incremental supply. We also expect these factors to contribute to greater price volatility. Our hedge positions partially protect our estimated future cash flows from commodity price movements, providing downside protection on more than half of our projected natural gas volumes through the end of 2027, while our collar and three-way collar structures allow us to participate in price increases up to their ceiling prices. We believe our operational flexibility, cost structure, and liquidity position will allow us to manage through periods of price volatility.

Elevated geopolitical tensions and episodic supply disruptions have continued to contribute to price fluctuations across energy commodity markets, with attendant risks to the broader global economy. During 2026, for example, renewed military conflict and instability in the Middle East raised concerns about potential disruptions to oil, natural gas and LNG production and to regional shipping routes. These concerns may continue to affect prices for an indeterminate period, particularly as growing LNG trade increasingly links previously regional natural gas markets. We continue to monitor factors impacting commodity supply and demand, as well as our costs, including the price of oil-linked inputs such as diesel fuel and tariffs on steel and other materials, to assess their effect on our business, business partners, and customers. For additional discussion of risks associated with price volatility and economic uncertainty, see Part I, Item 1A “Risk Factors” in our 2025 Form 10-K.

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
On October 16, 2026, the Board of Directors of the Company appointed Daniel E. Brown, as President and Chief Executive Officer, effective October 26, 2026. In connection with the appointment, Mr. Brown was also elected to serve on our Board of Directors, effective October 26, 2026. Upon the effectiveness of Mr. Brown’s appointment, Mr. Wichterich ceased serving as Interim President and Chief Executive Officer and will continue serving as Chairman of the Board.

Liquidity and Capital Resources
Liquidity Overview
Our primary sources of capital resources and liquidity are internally generated cash flows from operations and borrowings under our Credit Facility, and our primary uses of cash are for the development of our natural gas and oil properties, acquisitions of additional natural gas and oil properties, repayments of debt and return of value to stockholders through dividends and equity repurchases. If needed, we also have the ability to issue equity or debt securities through public offerings or private placements. We believe our cash flow from operations, cash on hand and unused borrowing capacity under the Credit Facility, as discussed below, will provide sufficient liquidity during the next 12 months and the foreseeable future. As of September 30, 2026, we had $3.9 billion of liquidity available, including $0.1 billion of cash on hand and $3.1 billion and $0.7 billion of aggregate unused borrowing capacity available under the Credit Facility and Twin Eagle Credit Facility, respectively. As of September 30, 2026, we had $450 million outstanding borrowings under our Credit Facility and no borrowings outstanding under the Twin Eagle Credit Facility.
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
Dividends
On October 27, 2026, we declared a base quarterly dividend payable of $0.575 per share, which will be paid on December 3, 2026 to stockholders of record at the close of business on November 12, 2026.

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

Derivative and Hedging Activities

Our results of operations and cash flows are impacted by changes in market prices for natural gas, oil and NGL. We enter into various derivative instruments to mitigate a portion of our exposure to commodity price declines, but these transactions may also limit our cash flows in periods of rising commodity prices. Our natural gas, oil and NGL derivative activities, when combined with our sales of natural gas, oil and NGL, allow us to better predict the total revenue we expect to receive. Additionally, as part of the Twin Eagle Acquisition, we acquired certain foreign currency derivative positions that Twin Eagle would use as economic hedges to lock in the exchange rate associated with activity denominated in Canadian dollars in order to minimize fluctuations in earnings and cash flows associated with changes in foreign currency exchange rates. We also acquired certain interest rate derivatives that Twin Eagle would use as economic hedges to hedge its exposure to interest rate risk. See Item 3. Quantitative and Qualitative Disclosures About Market Risk included in Part I of this report for further discussion on the impact of these risks on our financial position.

Shelf Registration
We have a universal shelf registration statement on file with the SEC, as a “well-known seasoned issuer” as defined in Rule 405 under the Securities Act of 1933, as amended (the “Securities Act”), under which we have the ability to issue and sell an indeterminate amount of various types of debt and equity securities. The specific terms of any securities to be sold will be described in supplemental filings with the SEC. As discussed in Note 4 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report, during the Current Period, we completed our underwritten public offering of $500 million aggregate principal amount of our 2031 Notes. There were no sales of such securities during the Prior Period. Our current shelf registration statement will expire in November 2027.

Contractual Obligations and Off-Balance Sheet Arrangements
As of September 30, 2026, our material contractual obligations include repayment of senior notes, derivative obligations, asset retirement obligations, lease obligations, sales and purchase agreements, undrawn letters of credit and various other commitments we enter into in the ordinary course of business that could result in future cash obligations. In addition, we have contractual commitments with midstream companies and pipeline carriers for future gathering, processing, and transportation of natural gas to move certain of our production to market as well as separate commitments related to storage services. The estimated gross undiscounted future commitments under these gathering, processing, transportation and storage agreements were approximately $8.9 billion as of September 30, 2026. As discussed above, we believe our existing sources of liquidity will be sufficient to fund our near and long-term contractual obligations. See Notes 4, 5 and 11 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion.

Credit Facility
On September 30, 2025, we entered into the Credit Agreement, which, giving effect to Amendment No. 1 thereto dated October 6, 2026, matures in September 2031. The Credit Facility provides for aggregate commitments of $3.5 billion, with a $1.0 billion sublimit available for the issuance of letters of credit and a $100 million sublimit available for swingline loans. Borrowings under the Credit Agreement may be alternate base rate loans or term SOFR loans, at the Company’s election. As of September 30, 2026, we had approximately $450 million of outstanding borrowings and approximately $3.1 billion available for borrowings under the Credit Facility. See Note 4 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion.

Twin Eagle’s Credit Facility
On September 16, 2026, we closed the Twin Eagle Acquisition. As part of this acquisition, we assumed the Twin Eagle Credit Agreement. The Twin Eagle Credit Agreement provides for a revolving credit facility with a maturity date of May 16, 2027 (the “Twin Eagle Credit Facility”), aggregate commitments of up to $1.4 billion, with incremental capacity for additional commitments in an amount up to $0.6 billion, subject to the receipt of commitments thereto and certain customary conditions. As of September 30, 2026, there were $1.0 billion of elected commitments under the Twin Eagle Credit Facility. The Twin Eagle Credit Facility can be used for borrowings or for the issuance of letters of credit. As of September 30, 2026, there were approximately $266 million outstanding letters of credit under the Twin Eagle Credit Facility and approximately $734 million available for borrowings. As of September 30, 2026, there were no outstanding borrowings under the Twin Eagle Credit Facility. We expect the Twin Eagle Credit Facility to remain outstanding for a limited period of time, after which we intend to terminate this facility once all outstanding letters of credit thereunder are canceled. See Note 4 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion.

Capital Expenditures
For the year ending December 31, 2026, we currently expect to complete and turn in line 205 to 235 gross wells utilizing approximately 11 to 12 rigs and plan to invest approximately $3.0 billion in capital expenditures. We currently plan to fund our 2026 capital program through cash on hand, expected cash flow from our operations and borrowings under our Credit Facility. We may alter or change our plans with respect to our capital program and expected capital expenditures based on developments in our business, our financial position, our industry or any of the markets in which we operate.

Sources and (Uses) of Cash and Cash Equivalents
The following table presents the sources and uses of our cash and cash equivalents for the periods presented:

	Nine Months Ended September 30,
	2026	2025
Cash provided by operating activities	$4,675	$3,619
Proceeds from divestitures of property and equipment	76	19
Receipts of deferred consideration	161	116
Proceeds from Credit Facility, net	450	—
Proceeds from issuance of senior notes, net	499	—
Proceeds from accounts receivable financing	86	—
Proceeds from warrant exercise	15	22
Distributions from investments	10	—
Capital expenditures	(2,298)	(1,995)
Business combination, net	(1,395)	—
Property acquisitions	(9)	(69)
Contributions to investments	(2)	(14)
Payments on Twin Eagle Credit Facility	(141)	—
Cash paid to purchase debt	(1,287)	(663)
Cash paid to repurchase and retire common stock	(900)	(100)
Cash paid for common stock dividends	(411)	(628)
Debt issuance and other financing costs	(4)	(11)
Net increase in cash, cash equivalents and restricted cash	$(475)	$296
Cash Flow from Operating Activities
Cash provided by operating activities was $4,675 million and $3,619 million during the Current Period and Prior Period, respectively. The increase during the Current Period is primarily due to higher prices for the natural gas we sold as well as increased sales volumes. Cash flows from operations are largely affected by the same factors that affect our net income (loss), excluding various non-cash items, such as depreciation, depletion and amortization, certain impairments, gains or losses on sales of assets, deferred income taxes and mark-to-market changes in our open derivative instruments. See further discussion below under Results of Operations.
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
Proceeds from Credit Facility, net
During the Current Period, we borrowed a net $450 million under the Credit Facility. We utilized a portion of these borrowings to fund the Twin Eagle Acquisition, along with cash on hand.
Proceeds from Accounts Receivable Financing
During the Current Period, we received $86 million under the Twin Eagle Trade Receivables Purchase Agreement. See Note 4 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion.

Proceeds from Issuance of Senior Notes, net
During the Current Period, we completed our underwritten public offering of $500 million aggregate principal amount of our 5.65% Senior Notes due 2031. See Note 4 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion.
Capital Expenditures
Our capital expenditures increased during the Current Period compared to the Prior Period, as a result of increased drilling and completion activity within our Northeast Appalachia and Southwest Appalachia operating areas as well as increased leasehold capital expenditure activity.
Business Combination, net
During the Current Period, we completed our acquisition of Twin Eagle for approximately $1,395 million which is inclusive of purchase price adjustments, less the cash assumed from Twin Eagle. See Note 2 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion.
Property Acquisitions
Property acquisitions during the Prior Period primarily relate to undeveloped leasehold acquired in Southwest Appalachia.
Payments on Twin Eagle Credit Facility
Subsequent to the close of the Twin Eagle Acquisition, we made payments of $141 million on the Twin Eagle Credit Facility. As of September 30, 2026, there were no borrowings under the Twin Eagle Credit Facility.

Cash Paid to Purchase Debt
During the Current Period, we redeemed the $440 million aggregate principal of the 5.875% Senior Notes due 2029 as well as the $847 million aggregate principal of the 6.75% Senior Notes due 2029. These series of senior notes were repaid using cash on hand.

During the Prior Period, the $389 million aggregate principal of the 2025 Notes was repaid and terminated upon maturity with cash on hand and borrowings under the prior credit facility, of which the prior credit facility borrowings were subsequently repaid. Additionally, we redeemed the remaining $47 million aggregate principal of the 2026 Notes using cash on hand. During the Prior Period, we also redeemed approximately $103 million of our 6.75% Senior Notes due 2029, approximately $60 million of our 5.875% Senior Notes due 2029 and approximately $62 million of our 5.375% Senior Notes due 2029 through open market repurchases using cash on hand. See Note 4 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion.
Cash Paid to Repurchase and Retire Common Stock
During the Current Period, we repurchased 9.8 million shares for an aggregate price of $909 million. During the Prior Period, we repurchased 0.9 million shares for an aggregate price of $100 million. The shares of common stock repurchased were retired and recorded as a reduction to common stock and retained earnings. See Note 9 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion.
Cash Paid for Common Stock Dividends
As part of our dividend program, we paid common stock dividends of $411 million and $628 million during the Current Period and Prior Period, respectively. See Note 9 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion.

Results of Operations
Following the Twin Eagle Acquisition we completed during the Current Quarter, we changed our reportable segment structure from one reportable segment to two reportable segments: Exploration and Production (“E&P”) and Marketing. Prior-period information has been recast to conform to the current-period presentation. See Note 14 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion on our reportable segments.
The following table presents income from operations for each of our reportable segments and the related discussion for items impacting each segment. For items that are not allocated to reportable segments, but are meaningful to the discussion of our consolidated results of operations, those have been labeled “Other Condensed Consolidated Statements of Operations Items” within the below discussion.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Income from operations by segment
Exploration & Production	$546	$663	$2,461	$1,542
Marketing	94	62	371	184
Consolidated income from operations	$640	$725	$2,832	$1,726
Exploration and Production
Natural Gas, Oil and NGL Production and Average Sales Prices

	Three Months Ended September 30, 2026
	Natural Gas		Oil		NGL		Total
	MMcf per day	$/Mcf	MBbl per day	$/Bbl	MBbl per day	$/Bbl	MMcfe per day	$/Mcfe
Haynesville	3,178	2.68	—	—	—	—	3,178	2.68
Northeast Appalachia	2,593	2.15	—	—	—	—	2,593	2.15
Southwest Appalachia	1,145	2.44	17	77.05	87	25.95	1,767	3.59
Total	6,916	2.44	17	77.05	87	25.95	7,538	2.71

Average NYMEX Price		2.95		85.79
Average Realized Price (including realized derivatives)		2.94		75.97		25.87		3.17

	Three Months Ended September 30, 2025
	Natural Gas		Oil		NGL		Total
	MMcf per day	$/Mcf	MBbl per day	$/Bbl	MBbl per day	$/Bbl	MMcfe per day	$/Mcfe
Haynesville	3,206	2.80	—	—	—	—	3,206	2.80
Northeast Appalachia	2,556	2.29	—	—	—	—	2,556	2.29
Southwest Appalachia	959	2.64	17	53.50	85	21.40	1,571	3.36
Total	6,721	2.58	17	53.50	85	21.40	7,333	2.74

Average NYMEX Price		3.07		64.93
Average Realized Price (including realized derivatives)		2.81		54.66		21.62		2.95

	Nine Months Ended September 30, 2026
	Natural Gas		Oil		NGL		Total
	MMcf per day	$/Mcf	MBbl per day	$/Bbl	MBbl per day	$/Bbl	MMcfe per day	$/Mcfe
Haynesville	3,171	3.22	—	—	—	—	3,171	3.22
Northeast Appalachia	2,667	3.37	—	—	—	—	2,667	3.37
Southwest Appalachia	1,070	3.05	15	75.42	81	25.92	1,648	3.95
Total	6,908	3.25	15	75.42	81	25.92	7,486	3.44

Average NYMEX Price		3.63		83.50
Average Realized Price (including realized derivatives)		3.37		74.10		25.74		3.54

	Nine Months Ended September 30, 2025
	Natural Gas		Oil		NGL		Total
	MMcf per day	$/Mcf	MBbl per day	$/Bbl	MBbl per day	$/Bbl	MMcfe per day	$/Mcfe
Haynesville	2,935	3.11	—	—	—	—	2,935	3.11
Northeast Appalachia	2,628	2.90	—	—	—	—	2,628	2.90
Southwest Appalachia	961	3.04	16	56.59	81	24.81	1,546	3.79
Total	6,524	3.01	16	56.59	81	24.81	7,109	3.18

Average NYMEX Price		3.39		66.70
Average Realized Price (including realized derivatives)		3.09		57.63		24.48		3.25

Natural Gas, Oil and NGL Sales

	Three Months Ended September 30, 2026
	Natural Gas	Oil	NGL	Total
Haynesville	$783	$—	$—	$783
Northeast Appalachia	513	—	—	513
Southwest Appalachia	257	120	208	585
Total natural gas, oil and NGL sales	$1,553	$120	$208	$1,881

	Three Months Ended September 30, 2025
	Natural Gas	Oil	NGL	Total
Haynesville	$826	$—	$—	$826
Northeast Appalachia	538	—	—	538
Southwest Appalachia	233	86	167	486
Total natural gas, oil and NGL sales	$1,597	$86	$167	$1,850

	Nine Months Ended September 30, 2026
	Natural Gas	Oil	NGL	Total
Haynesville	$2,790	$—	$—	$2,790
Northeast Appalachia	2,454	—	—	2,454
Southwest Appalachia	890	319	573	1,782
Total natural gas, oil and NGL sales	$6,134	$319	$573	$7,026

	Nine Months Ended September 30, 2025
	Natural Gas	Oil	NGL	Total
Haynesville	$2,492	$—	$—	$2,492
Northeast Appalachia	2,081	—	—	2,081
Southwest Appalachia	798	250	550	1,598
Total natural gas, oil and NGL sales	$5,371	$250	$550	$6,171
Natural gas, oil and NGL sales during the Current Quarter increased $31 million compared to the Prior Quarter. Higher sales volumes, primarily driven by new well production, resulted in a $48 million increase. This increase was partially offset by a $17 million decrease resulting from lower average natural gas prices, partially offset by higher oil and NGL prices.
Natural gas, oil and NGL sales during the Current Period increased $855 million compared to the Prior Period. Higher average natural gas prices, primarily driven by Winter Storm Fern, increased revenues by $547 million. Additionally, increased volumes across all of our operating areas, driven by new well production, resulted in a $308 million increase.

Production Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
		$/Mcfe		$/Mcfe		$/Mcfe		$/Mcfe
Haynesville	$89	0.30	$79	0.27	$268	0.31	$216	0.27
Northeast Appalachia	40	0.17	43	0.18	128	0.18	118	0.16
Southwest Appalachia	39	0.24	47	0.32	125	0.28	133	0.31
Total production expenses	$168	0.24	$169	0.25	$521	0.25	$467	0.24
Production expenses during the Current Period increased $54 million compared to the Prior Period. This increase was primarily driven by increased salt water disposal expenses and workover expenses in Haynesville as a result of increased production activity.
Gathering, Processing and Transportation Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
		$/Mcfe		$/Mcfe		$/Mcfe		$/Mcfe
Haynesville	$230	0.79	$211	0.72	$693	0.80	$568	0.71
Northeast Appalachia	207	0.87	201	0.85	674	0.93	630	0.88
Southwest Appalachia	241	1.48	196	1.36	635	1.41	536	1.27
Total GP&T	$678	0.98	$608	0.90	$2,002	0.98	$1,734	0.89
Gathering, processing and transportation expenses during the Current Quarter and Current Period increased $70 million and $268 million compared to the Prior Quarter and Prior Period, respectively. These increases were primarily related to increased rates across all of our operating areas as well as increased volumes due to new well production, annual fee escalations and the NG3 pipeline going into service.

Severance and Ad Valorem Taxes

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
		$/Mcfe		$/Mcfe		$/Mcfe		$/Mcfe
Haynesville	$34	0.12	$18	0.06	$90	0.10	$49	0.06
Northeast Appalachia	7	0.03	8	0.03	22	0.03	24	0.03
Southwest Appalachia	20	0.12	22	0.15	69	0.15	72	0.17
Total severance and ad valorem taxes	$61	0.09	$48	0.07	$181	0.09	$145	0.07
Severance and ad valorem taxes during the Current Quarter and Current Period increased $13 million and $36 million compared to the Prior Quarter and Prior Period, respectively. These increases were primarily related to higher effective severance tax rates in Haynesville.

Gains (Losses) on E&P Derivatives

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Natural gas derivatives - realized gains	$318	$138	$221	$135
Natural gas derivatives - unrealized gains	159	312	582	175
Total gains on natural gas derivatives	$477	$450	$803	$310

Oil derivatives - realized gains (losses)	$(2)	$2	$(6)	$4
Oil derivatives - unrealized gains (losses)	(12)	(2)	(5)	(1)
Total gains (losses) on oil derivatives	$(14)	$—	$(11)	$3

NGL derivatives - realized gains (losses)	$(1)	$2	$(4)	$(7)
NGL derivatives - unrealized gains (losses)	(8)	(1)	(6)	8
Total gains (losses) on NGL derivatives	$(9)	$1	$(10)	$1

Total gains on E&P derivatives	$454	$451	$782	$314
See Note 11 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for a discussion of our derivative activity.

General and Administrative Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total G&A, net	$50	$45	$163	$132
G&A, net per Mcfe	$0.07	$0.07	$0.08	$0.07
Total general and administrative expenses, net during the Current Quarter and Current Period increased $5 million and $31 million compared to the Prior Quarter and Prior Period, respectively, due to an increase in employee compensation and benefits as well as other corporate expenses.

Separation and Other Termination Costs
During the Current Period and Prior Period, we recognized $12 million and $5 million, respectively, of separation and other termination costs related to one-time termination benefits for certain employees.

Depreciation, Depletion and Amortization

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
DD&A	$743	$741	$2,176	$2,221
DD&A per Mcfe	$1.07	$1.10	$1.06	$1.14
The absolute and per unit decrease in depreciation, depletion and amortization for the Current Period compared to the Prior Period is related to lower depletion rates in the Current Period due to an increase in prices used in the evaluation of our reserves.

Other Operating Expense (Income), Net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Other operating expense (income), net	$29	$(37)	$42	$23
During the Current Quarter and Current Period, we recognized approximately $22 million of costs related to the Twin Eagle Acquisition, which included transaction fees, consulting and legal fees and other fees related to the transaction. During the Prior Quarter and Prior Period, other operating expense (income), net included favorable legal settlements of approximately $40 million. Additionally, during the Prior Period, we recognized approximately $53 million of costs related to the Southwestern Merger, which included employee expenses, legal fees, consulting fees and financial advisory fees.
Marketing
Marketing Revenues and Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Marketing segment revenues	$2,748	$2,498	$9,797	$8,413
Intersegment revenue eliminations	(1,821)	(1,832)	(6,977)	(6,049)
Consolidated marketing revenues	$927	$666	$2,820	$2,364

Marketing segment expenses	$2,657	$2,436	$9,421	$8,229
Intersegment expense eliminations	(1,769)	(1,777)	(6,763)	(5,860)
Consolidated marketing expenses	$888	$659	$2,658	$2,369

Marketing revenues and expenses increased in the Current Quarter compared to the Prior Quarter primarily as a result of increased activity following the close of the Twin Eagle Acquisition. Optimization efforts and increases in marketed volumes also contributed to an increase in marketing revenues and expenses.

Marketing revenues and expenses increased in the Current Period compared to the Prior Period primarily as a result of increased marketed volumes, higher prices amid natural gas price volatility as well as increased activity following the close of the Twin Eagle Acquisition, and optimization efforts.

The table below presents the total marketing derivative gains and losses included within our Marketing segment results. See Note 11 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for additional discussion.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Marketing derivatives - realized losses	$(4)	$—	$(12)	$—
Marketing derivatives - unrealized gains	14	—	14	—
Total gains on marketing derivatives	$10	$—	$2	$—

Other Condensed Consolidated Statements of Operations Items
Interest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest expense on debt	$54	$72	$180	$223
Amortization of premium, discount, issuance costs and other	4	2	7	4
Capitalized interest	(14)	(17)	(41)	(51)
Total interest expense	$44	$57	$146	$176
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

Income Taxes
The projected full year current and deferred taxes are allocated to the Current Period based on the proportion of year-to-date pre-tax book income to the projected full year pre-tax book income. As a result, an income tax expense of $569 million was recorded for the Current Period. Of this amount, $19 million was related to current taxes and $550 million was related to deferred taxes. An income tax expense of $329 million was recorded for the Prior Period. Of this amount, $9 million was related to current taxes and $320 million was related to deferred taxes. Our effective income tax rate was 20.6% and 20.6% during the Current Period and the Prior Period, respectively. Our effective tax rate can fluctuate due to the impact of discrete items, state income taxes and permanent differences. The OBBBA and its provisions contributed to a reduction in the Company’s expected current tax expense with an offsetting increase to the Company’s deferred tax expense. See Note 8 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for a discussion of income taxes.

Critical Accounting Estimates
The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions. The accounting estimates and assumptions that involve a significant level of estimation uncertainty and have or are reasonably likely to have a material impact on our financial condition or results of operations are discussed below. Our management has discussed each critical accounting estimate with the Audit Committee of our Board of Directors.
Accounting for Business Combinations. We account for business combinations using the acquisition method of accounting, which requires us to recognize the assets acquired and liabilities assumed at their acquisition-date fair values. Any excess of the consideration transferred over the fair value of the identifiable net assets acquired is recognized as goodwill. Determining the acquisition-date fair values of the assets acquired and liabilities assumed requires significant judgment and the use of estimates and assumptions.

During the Current Quarter, we completed the Twin Eagle Acquisition. The preliminary purchase price allocation includes significant identifiable intangible assets, principally customer relationships and transportation and storage contracts, as well as goodwill. We engaged a third-party valuation specialist to assist management in estimating the fair values of the acquired intangible assets. The valuation of the customer relationship intangible assets was based on the multi-period excess earnings method, while the valuation of the transportation and storage contract intangible assets was based on a discounted cash flow analysis. Significant assumptions used in these valuations included forecasted revenue, customer attrition, operating margins, contract renewal assumptions and discount rates. These assumptions reflect management’s estimates of the future economic performance of the acquired businesses and are subject to uncertainty.

Changes in the underlying estimates and assumptions could materially affect the estimated fair values assigned to the assets acquired and liabilities assumed, the amount of goodwill recognized and future amortization expense. The purchase price allocation is preliminary and may be revised during the measurement period as additional information about facts and circumstances existing as of the acquisition date becomes available. See Note 2 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for additional information regarding the Twin Eagle Acquisition and the preliminary purchase price allocation.

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
•the impact of inflation and commodity price volatility, including as a result of decisions made by OPEC+ and armed conflict between Russia and Ukraine, instability in the Middle East due to the potential broadening of the military conflict between the U.S. and Iran beyond the Strait of Hormuz, instability in Venezuela, changes in China-Taiwan relations, along with the effects of the current global economic environment, on our business, financial condition, employees, contractors, vendors and the global demand for natural gas and oil and on U.S. and global financial markets;
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
•the results, effects and benefits of the Twin Eagle Acquisition, future opportunities for the Company, other plans with respect to the Twin Eagle Acquisition, and the anticipated impact of the Twin Eagle Acquisition on the Company’s results of operations, financial position, growth opportunities and competitive position;
•the integration of acquisitions, including the Twin Eagle Acquisition; and
•other factors that are described under Risk Factors in Item 1A of our 2025 Form 10-K, as updated by our Form 10-Qs and other filings with the SEC.
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
The primary objective of the following information is to provide forward-looking quantitative and qualitative information about our exposure to market risk. The term market risk relates to our risk of loss arising from adverse changes in natural gas, oil and NGL prices, interest rates and foreign currency exchange rates. These disclosures are not meant to be precise indicators of expected future losses, but rather indicators of reasonably possible losses. The forward-looking information provides indicators of how we view and manage our ongoing market risk exposures.
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
Our natural gas, oil and NGL revenues during the Current Period, excluding any effect of our derivative instruments, were $6,134 million, $319 million and $573 million, respectively. Based on production, natural gas, oil and NGL revenue for the Current Period would have increased or decreased by approximately $613 million, $32 million and $57 million, respectively, for each 10% increase or decrease in prices. As of September 30, 2026, the fair value of our commodity derivatives were net assets of $911 million, which primarily consisted of natural gas derivative positions. A 10% fluctuation in forward commodity prices would impact the valuation of the commodity derivatives by approximately $574 million. This fair value change assumes volatility based on prevailing market parameters at September 30, 2026. See Note 11 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further information on our open derivative positions.

Interest Rate Risk
Our exposure to interest rate changes relates primarily to borrowings under our Credit Facility and Twin Eagle Credit Facility. Interest is payable on borrowings under each credit facility based on floating rates. See Note 4 of the notes to our condensed consolidated financial statements included in Item 1 of Part 1 of this report for additional information. As of September 30, 2026, we had $450 million outstanding borrowings under our Credit Facility and no borrowings under the Twin Eagle Credit Facility. A 1.0% increase in interest rates based on the variable borrowings as of September 30, 2026 would result in an increase in our interest expense of approximately $5 million per year.
Additionally, we are exposed to interest rate risk associated with the valuation of certain commodity contracts. Although these contracts are not recorded at fair value under GAAP, we monitor their economic value for internal risk management purposes by discounting the expected future contractual cash flows using market-based interest rates. Changes in those interest rates affect the internally calculated present value of the contracts but do not directly result in changes to their carrying amounts or earnings under GAAP. We use interest rate derivatives to reduce a portion of this economic exposure. A 1% fluctuation in interest rates would impact the valuation of the interest rate derivatives by approximately $15 million.
Foreign Currency Exchange Risk
We have international operations that expose us to foreign currency exchange rate risk and portion of our revenues and operating expenses are denominated in the Canadian dollar; however, our exposure is not material to our condensed consolidated financial statements.

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
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2026 that our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
During the Current Quarter, we completed the Twin Eagle Acquisition and began integrating the acquired assets into our internal control over financial reporting. We will continue to evaluate and monitor our internal control over financial reporting and will continue to evaluate the operating effectiveness of related key controls.
Except as noted above, there were no changes in our internal control over financial reporting during the period covered by this quarterly report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
See Note 5 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for information regarding our estimation and provision for potential losses related to litigation and regulatory proceedings. Based on management’s current assessment, we are of the opinion that no pending or threatened lawsuit or dispute relating to our business operations is likely to have a material adverse effect on our future consolidated financial position, results of operations or cash flows. Pursuant to this item, we use a threshold of $1 million for purposes of determining whether any legal proceedings in regards to federal, state or local environmental laws with a governmental authority require disclosure. This $1 million disclosure threshold does not imply that this amount is necessarily material to our business or financial condition, and as of September 30, 2026, there were no environmental proceedings to disclose. The final resolution of such matters could exceed amounts accrued, however, and actual results could differ materially from management’s estimates.
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

Our business has many risks. Factors that could materially adversely affect our business, financial condition, operating results or liquidity and the trading price of our common stock are described below and under “Risk Factors” in Item 1A of our 2025 Form 10-K. This information should be considered carefully, together with other information in this report and other reports and materials we file with the SEC.

The benefits attributable to the Twin Eagle Acquisition may vary from expectations.

We may fail to realize the anticipated benefits expected from the Twin Eagle Acquisition. The success of the Twin Eagle Acquisition will depend, in significant part, on our ability to successfully integrate Twin Eagle, grow the Company’s revenue and realize the anticipated strategic benefits from the Twin Eagle Acquisition. We believe that the addition of Twin Eagle complements our strategy by providing us with direct access to customers and structural demand growth. This growth and the anticipated benefits of the Twin Eagle Acquisition may not be realized fully or at all or may take longer to realize than expected. Actual operating, technological, strategic and revenue opportunities, if achieved at all, may be less significant than expected or may take longer to achieve than anticipated. Additionally, the integration process may result in the disruption of ongoing business and there could be potential unknown liabilities and unforeseen expenses associated with the Twin Eagle Acquisition that were not discovered in the course of performing due diligence. The integration may also require significant time and focus from management following the Twin Eagle Acquisition which may disrupt our business and results of operations. If we are not able to realize the anticipated benefits expected from the Twin Eagle Acquisition within the anticipated timing or at all, our business and operating results may be adversely affected.

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

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
July 1 - July 31	3,407,639	$89.49	3,407,639	$1,000
August 1 - August 31	—	—	—	$1,000
September 1 - September 30	—	—	—	$1,000
Total	3,407,639	$89.49	3,407,639

ITEM 3.	Defaults Upon Senior Securities
None.

ITEM 4.	Mine Safety Disclosures
The information concerning mine safety violations and other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95.1 to this Form 10-Q.

ITEM 5.	Other Information
During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6.	Exhibits
The exhibits listed below in the Index of Exhibits are filed, furnished or incorporated by reference pursuant to the requirements of Item 601 of Regulation S-K.
INDEX OF EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed or Furnished Herewith
2.1	Fifth Amended Joint Plan of Reorganization of Chesapeake Energy Corporation and its Debtor Affiliates Pursuant to Chapter 11 of the Bankruptcy Code (Exhibit A of the Confirmation Order).	8-K	001-13726	2.1	1/19/2021

2.2*	Agreement and Plan of Merger, dated as of January 10, 2024, among Chesapeake Energy Corporation, Hulk Merger Sub, Inc., Hulk LLC Sub, LLC, and Southwestern Energy Company.	8-K	001-13726	2.1	1/11/2024

3.1	Third Amended and Restated Certificate of Incorporation of Expand Energy Corporation.	8-K	001-13726	3.1	10/1/2024

3.2	Third Amended and Restated Bylaws of Expand Energy Corporation.	8-K	001-13726	3.2	10/1/2024

10.1*	Agreement and Plan of Merger, dated as of July 24, 2026, by and among Expand Energy Corporation, Twin Eagle N.A., LLC, Eikon AW Holdings, LLC and TERM Holdings, LLC (as Seller Representative).	8-K	001-13726	10.1	7/30/2026

10.2	Second Supplemental Indenture, dated as of September 17, 2026, by and between Expand Energy Corporation and Regions Bank, as Trustee (including the form of the Notes).	8-K	001-13726	4.2	9/17/2026

10.3*+
Fifth Amended and Restated Credit Agreement, dated as of May 16, 2025, by and among Twin Eagle Resource Management, LLC, Twin Eagle Resource Management Canada, LLC, MUFG Bank, Ltd., as administrative agent and collateral agent, and each other bank or financial institution party from time to time thereto in the capacity as a lender.
						X

10.4
Amendment No. 1 to the Fifth Amended and Restated Credit Agreement, dated as of September 10, 2026, by and among Twin Eagle Resource Management, LLC, Twin Eagle Resource Management Canada, LLC, MUFG Bank, Ltd., as administrative agent and collateral agent, and each other bank or financial institution party from time to time thereto in the capacity as a lender.
						X

10.5+	Uncommitted Trade Receivables Purchase Agreement made as of February 17, 2022, by and between Twin Eagle Resource Management, LLC and MUFG Bank, Ltd.					X

31.1	Daniel E. Brown, President and Chief Executive Officer, Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Marcel Teunissen, Executive Vice President and Chief Financial Officer, Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed or Furnished Herewith
32.1**	Daniel E. Brown, President and Chief Executive Officer, Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2**	Marcel Teunissen, Executive Vice President and Chief Financial Officer, Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

95.1	Mine Safety Disclosure.					X

101 INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101 SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101 LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.					X

101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					X

*	Certain annexes, schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted annexes, schedules and exhibits upon request by the SEC.
**	Furnished herewith.
+	Certain personally identifiable information has been omitted from this Exhibit pursuant to Item 601(a)(6) of Regulation S-K.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXPAND ENERGY CORPORATION

Date: October 27, 2026	By:	/s/ DANIEL E. BROWN
Daniel E. Brown President and Chief Executive Officer

Date: October 27, 2026	By:	/s/ MARCEL TEUNISSEN
Marcel Teunissen Executive Vice President and Chief Financial Officer